Form 10-K
CONSOLIDATED TOMOKA LAND CO
filed 1995-03-30
CIK 23795

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

             X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           -----       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994

           ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For the transition period from     to
                                                  ----   ----
                         Commission File Number 0-5556

                          CONSOLIDATED-TOMOKA LAND CO.
             (Exact name of registrant as specified in its charter)

FLORIDA                                                     59-0483700
-------                                                     ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

149 South Ridgewood Avenue
Daytona Beach, Florida                                      32114
-----------------------                                     -----
(Address of principal executive offices)                    (Zip Code)

               Registrant's telephone Number, including area code
                                 (904) 255-7558

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

                                                  Name of each exchange on
          Title of each class                         which registered
       --------------------------                 ------------------------
       COMMON STOCK, $1 PAR VALUE                 AMERICAN STOCK EXCHANGE


             SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

                                      NONE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X           NO
                                               -----            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                -----
The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 1995 was approximately $15,608,241.

The number of shares of the Registrant's Common Stock outstanding on March 15, 1995 was 6,261,272.

Portions of the 1994 Annual Report to Stockholders of Registrant are incorporated by reference in Part II of this report. Portions of the Proxy Statement of Registrant dated March 31, 1995 are incorporated by reference in
Part III of this report.

                                     PART I

Item 1.  Business

         The Company is primarily engaged in the citrus industry and, through its wholly owned subsidiaries, Indigo Group Inc., Indigo Development Inc., and Indigo Group Ltd., the real estate industry. Real estate operations include property leasing, commercial real estate, real estate development, leasing properties for oil and mineral exploration and the sale of forest products.
See "Business - Real Estate Operations" for further comments regarding formation of Indigo Group Ltd. The Company also operated in the Resort industry until July 14, 1994 when the Resort complex at Indigo Lakes was sold. From time to time, the Company sells unimproved real estate considered surplus to its operating needs. This latter function is not considered as part of the Company's ordinary operations and is included in general corporate and other operations, along with earnings from temporary investments, in the information below which separate the business segments.

Revenues of each segment are as follows:

                                               Year Ended December 31,
                                     -----------------------------------------
                                       1994             1993            1992
                                     --------         -------          -------
                                                    (In Thousands)
                                        $                $                $

Citrus Operations                     8,175           10,719           10,714

Real Estate Operations               16,528           15,780           20,185

General Corporate and
  Other Operations                    4,023              967            1,911
                                     ------           ------           ------

     Combined                        28,726           27,466           32,810
                                     ======           ======           ======

Operating Income (Loss) for each segment is as follows:

                                               Year Ended December 31,
                                        --------------------------------------
                                         1994           1993            1992
                                        -------        ------          -------
                                                    (In Thousands)
                                         $              $               $

Citrus Operations                         86          2,286           2,721

Real Estate Operations                 9,637          2,184           3,344

General Corporate and
  Other Operations                       508        ( 2,657)        ( 1,298)
                                       -----         ------          ------

         Combined                     10,231          1,813           4,767
                                      ======         ======          ======

Identifiable assets of each segment are as follows:

                                                                         At December 31,
                                                   --------------------------------------------------------
                                                    1994                      1993                   1992
                                                   ------                     ----                  -------
                                                                         (In Thousands)
                                                     $                         $                       $
Citrus Operations                                  17,349                    17,313                  16,433

Real Estate Operations                             40,813                    35,728                  38,276

General Corporate and
  Other Operations                                  3,373                     5,967                   3,055

Net Assets of Discontinued Resort
  Operations                                           --                     6,807                   7,294
                                                   ------                    ------                  ------

         Combined                                  61,535                    65,815                  65,058
                                                   ======                    ======                  ======

         Identifiable assets by segment are those assets that are used in each segment. General corporate assets and those used in the Company's other operations consist primarily of cash, temporary investments, notes receivable, and property, plant, and equipment.

CITRUS

         Citrus groves. The Company, under the name Lake Placid Groves, owns and operates approximately 4,200 acres of orange and grapefruit groves located primarily in three large parcels in Highlands County, Florida. The average age of grove trees is 19 years, well within the average 45-year productive life.
At December 31, 1994, about 3,000 acres were classified as fruit bearing. The balance of the acreage has been planted substantially with young trees as part of the grove renovation discussed below. These groves will become fruit bearing at the approximate rate of 400 acres per year, over four years, beginning with 1994-95 crop year. All groves require expenditures chargeable to production expenses, such as fertilizer, irrigation, and cultivation.

         In late 1988, the Company began a grove development project on 1,600 acres east of U. S. Highway 27, fronting on State Road 70, south of Lake Placid. This project, which included the installation of deep wells and low
pressure micro-jet irrigation systems, was completed in mid-1992.   Initial
development work was started on approximately 400 acres of grove in 1989 with 400 additional acres developed in each of the three following years. The land, which is about one mile from the Company's fresh fruit packing plant, is high and dry and well suited for growing citrus. The 1992-93 crop year was the first year any significant fruit was harvested from these groves.

         Citrus operations. The Company harvests and sells both fresh and to-be-processed citrus from its bearing groves. In connection with the groves, the Company owns and operates an efficient fresh fruit citrus packing plant, placed in service during the fall of 1969, in which the portion of the crop which is sold as fresh fruit is packed. Fresh fruit sales are made by the Company to wholesale produce distributors and retail grocery chains primarily
in the Eastern and Midwestern regions of the United States and Canada.   In an
effort to achieve optimum utilization of the packing facility, the Company also handles the fruit of other growers in the area.

         The Company has an agreement in place with Turner Foods, Inc. whereby the Company processes the portion of Turner's crop being sold on the fresh market through the Company's packing house. Turner also pays the Company for delivery of the fruit and until August of 1990, was under contract with the Company for the harvesting of their fruit. The obligations under the agreements can be terminated by either party on August 31 of each year upon thirty days written notice. The amounts received by the Company for such services for the years ended 1994, 1993 and 1992, amounted to $699,423, $329,294, and $798,829, respectively.

         That portion of the Company's citrus crop which is not sold as fresh fruit is processed by Citrus World Incorporated, an agricultural cooperative under a participating marketing pool agreement. The agreement is a two year arrangement which the Company may terminate on October 1 of the second year by giving written notice sixty days prior to such date. Citrus World, one of the larger processors of citrus products in the United States, pools its own fruit with the fruit purchased from the Company and other citrus growers, processes the pooled fruit, and sells the products produced therefrom. Each participant in the pool, including Citrus World, shares ratably in the proceeds from the sales of these products, net of Citrus World's actual processing and marketing costs, plus a per-unit handling fee. Citrus World makes periodic payments to all participants on their pro rata share of net sales proceeds and makes final payment after all the products in the pool have been sold. During the years 1994, 1993, and 1992, the Company's sales under the above pooling agreement amounted to $2,993,457, $4,086,996, and $2,856,123, respectively.

         The percentages of the Company's citrus which are sold as fresh fruit and which are diverted to the processing plant can vary considerably from year to year, depending upon fruit size, exterior appearance, and the relative profitability of the markets. During the crop year ended August 31, 1994, approximately 43% of the Company's citrus crop was sold as fresh fruit and the balance was diverted to the cannery, as compared with 45% in the crop year ended August 31, 1993 and 54% the crop year ended August 31, 1992.

         The citrus industry, which is seasonal in nature as are other agricultural pursuits, is subject to wide fluctuations in income because of changes in demand, weather conditions, and other economic factors. Also affecting income are the continuing large amounts of frozen concentrate orange juice from Brazil which maintains high supply levels and tend to lower selling prices. The Company's sales of fresh citrus fruit can be affected adversely by marketing orders issued by the United States Department of Agriculture under the Agricultural Marketing Agreement Act, which can result in periodic proration, controlled by grade and size, of interstate shipment of Florida oranges and grapefruit. Also, tariffs established by the International Tariff Commission and approved by Congress can impact the cost of importing citrus products and thus affect the supply and selling prices of processed citrus.
The North American Free Trade Agreement, which was passed in 1994, may also have an effect on future fruit prices as it is phased in.

RESORT OPERATIONS

         During 1994, the Company sold its resort operation known as the Indigo Lakes Holiday Inn Crowne Plaza Resort located on U. S. Highway 92 in Daytona Beach, Florida. The Resort had been under a management contract with Sandcastle Resorts since August 17, 1990. A group associated with Sandcastle Resorts formed a partnership named Indigo Lakes Resort, Ltd. and purchased the 145-unit inn, 8 separate buildings housing 64 condominium-style units, tennis courts and pro shop, a conference center, several small meeting rooms, two swimming pools, and other properties related to those facilities. The 18-hole championship golf course, fully equipped golf pro shop, restaurant and cocktail lounge, and a 500-seat banquet and meeting room facility, were sold to The Fairways Group, L.P.

         On January 4, 1992, the Company had assumed a leasehold interest in a 21,000-square-foot restaurant located adjacent to the Indigo Lakes Holiday Inn Crowne Plaza Resort. The Resort's food and beverage division operated the building as a restaurant and lounge for portion of the period from time of lease until April of 1993, after which it stood empty until the lease with the Company was terminated in 1994.

         The Company owned and operated a 143-unit motel at the intersection of Interstate Highway 95 and U. S. Highway 92 in Daytona Beach, Florida, under a License Agreement with Howard Johnson Motor Lodge Inc. until it was sold August of 1991.

REAL ESTATE OPERATIONS

         On April 30, 1987, the Company and The Charles Wayne Group formed The Charles Wayne Group Ltd. ("CWG LTD."), a Florida limited partnership, to engage in the development, construction, management, and sale of residential and commercial real estate properties. The residential real estate assets of the Company's real estate subsidiaries, along with certain other assets including near-term developable acreage, comprised the Company's contribution. The Charles Wayne Group contributed its residential real estate assets, home building business, commercial real estate properties, and a beneficial interest in certain real estate brokerage activities.

         Until October 1990, the Company, as a limited partner, and its subsidiary, Charles Wayne Group Inc. as corporate managing general partner, owned the majority interest (68.43%) in the partnership, while The Charles Wayne Partners, as the non-managing general partner, owned the remaining minority interest. The partners of The Charles Wayne Group were the managers of the partnership's daily operations. On October 19, 1990, the Company acquired the 31.57% minority interest of CWG LTD. and assumed management of the major business activities of CWG LTD. In August of 1991 the names of The Charles Wayne Group Ltd. and The Charles Wayne Group Inc. were changed to Indigo Group Ltd.("IG LTD") and Indigo Group Inc. ("IG INC"), respectively.

         From October of 1990 until December 1993, IG LTD centered its operations on residential community development, construction, and sales, operating primarily in four communities. In September of 1993, IG LTD reached an agreement, effective December 31, 1993, to dispose of its interest in the following two communities under a lot marketing and sales arrangement:

         - Riverwood Plantation, a community of 180 acres in Port Orange, Florida. Approximately 80% of the lots are sold.

         - Woodlake, a community of 62 acres also in Port Orange, Florida, which was 94% complete when sold.

         Six lots remain at the 200-acre Indigo Lakes development in Daytona Beach, which IG LTD continues to offer for sale. Indigo Lakes also included a 304-unit apartment complex constructed in 1989 by a joint venture between IG LTD and the Trammel Crow Company. The complex was sold to the mortgage holder in 1994.

         In Highlands County, Florida, IG LTD is developing Tomoka Heights on 180 acres adjacent to Lake Henry. The community is approved for a total of 587 single-family and duplex units now selling in the $89,000 to $135,000 price range. The development features controlled access and has appeal for active retired couples. The sales and construction operations are performed by third parties as of January 1994. At December 31, 1994, there were approximating 175 developable lots remaining to be sold.

           IG LTD. was the developer and builder of two additional communities, Dunlawton Hills, a 320-dwelling-unit community comprised of sixty acres in Port Orange, Florida and St. Andrews Highlands at Pelican Bay, a 166-unit golf course community on 34 acres in Daytona Beach, Florida, until sold out in 1991.

         IG LTD. also provided shelter housing contract services to homesite owners at Palm Coast in Flagler County, approximately twenty-five miles north of Daytona Beach, Florida. The sales and administrative offices at Palm Coast were consolidated with Daytona Beach facilities in 1991 due to the weak economy and extremely competitive market, effectively eliminating the construction services in Palm Coast. IG LTD. had an inventory of fifty-three fully developed non-contiguous lots in Palm Coast at December 31, 1994.

         In addition to its residential communities, IG LTD. operates and manages several income properties. The Mariner Village Shopping Center is a 63,000-square-foot neighborhood center located in Spring Hill, Florida. Mariner's anchor tenants are a Winn Dixie grocery store and an Eckerd drug store. This property was operated at 91% occupancy during 1994. Mariner Towne Square is an adjacent 18,000-square-foot facility which was completed in 1989 and as of December 31, 1994 was 93% occupied. Forest Center is a 72,000-square-foot neighborhood shopping center located east of Ocala, Florida. This facility was 92% leased at December 31, 1994 and has Winn Dixie, Eckerd drug store and Family Dollar department store as its anchor tenants. During 1993 Winn Dixie expanded its leased space by 10,500 square feet at the Forest
Center location.   Another developed commercial property is a
24,000-square-foot office building at Palm Coast. This property was 91% leased at December 31, 1994. During 1989, IG LTD. also completed construction of a 10,800-square-foot building in Daytona Beach which was leased entirely to a major insurance company, until sold in December 1992.

         Indigo Commercial Realty, a commercial real estate brokerage company formed in 1991, is the Company's agent in the marketing and management of commercial properties. Approximately 123 acres of fully developed sites, owned by Indigo Group Inc. and IG LTD were available for sale at December 31, 1994. All development and improvement costs have been completed at these sites. All
of these commercial sites are located in the Daytona Beach area.   A forty-four
acre commercial office and multi-family development acquired in 1988, in which IG LTD had a 50% joint venture interest, was sold in 1991. IG LTD. has discontinued shopping center and office building development, thus these remaining sites as well as other commercial properties will be sold in an orderly fashion.

         In August of 1989, the Company and IG LTD. reached an agreement in principle with the Ladies Professional Golf Association ("LPGA") and the City of Daytona Beach, which calls for planning and development of the site for the national headquarters of the LPGA along with two championship golf courses to be developed, owned, and operated by the City of Daytona Beach. A mixed-use development complimentary to these sports-oriented land uses has been planned for the adjoining acreage. This development is on approximately 3,900 acres of Company-owned land in Daytona Beach, plus 500 acres owned by the City of Daytona Beach immediately west of Interstate 95. The official opening of the LPGA International golf course occurred in July 1994. In the first quarter of 1994, construction began on the Interstate 95 interchange at LPGA Boulevard, formerly 11th Street, which is the north and main entrance to the project. The LPGA has successfully relocated its world headquarters to Daytona Beach and occupies rental offices owned by Indigo Development Inc. In December of 1994, the first sale within the development was completed with the closing of 60 acres of residential land located in the northern section of the property. Sales of homes are anticipated in the Spring of 1995. The second golf course is in the design and permitting stage and is expected to be under construction in early 1996.

         Subsurface Interests. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 562,000 "surface" acres of land owned by others in various parts of Florida, equivalent to approximately 305,000 acres in terms of full interest. The Company leases its interests to mineral exploration firms whenever possible.

         At December 31, 1994, mineral leases were in effect covering a total of 13,870 surface acres. Although the leases are for five- to ten-year terms, they are terminable annually by the lessees; and the lessees have no obligation to conduct drilling operations. Leases on 4,614 acres have reached maturity but are held by the oil companies without annual rental payments because of producing oil wells, on which the Company receives royalties.

         The purchasers of 82,543 surface acres in which the Company has a one-half reserved mineral interest (of which 2,694 acres are now under oil exploration leases) are entitled to releases of the Company's rights if such releases are required for residential or business development. Consideration for such releases on 73,117 of those acres would be at the rate of $2.50 per surface acre. On other acres the Company's current policy is to grant no releases of its reserved mineral rights. In rare instances, a release of surface entry rights might be granted upon request of a surface owner who requires such a release for special financing or development purposes.

         At December 31, 1994, there were four producing oil wells on the Company's interests. During 1994 no new wells were brought into production. Volume in 1994 was 141,488 barrels and volume in 1993 was 111,739 barrels.
Production for prior recent years was:   1992 - 130,693 barrels, 1991 - 125,995
barrels, and 1990 - 189,625 barrels.

         Income Properties. The Company owns several commercial rental properties in Volusia and Highlands Counties. See "Business - Real Estate Operations" for a discussion of commercial properties developed by IG LTD.

         In March 1984, the Company acquired a 24,000-square-foot office
building of masonry construction in Daytona Beach.   As of December 31, 1994,
all space was fully leased, with the LPGA as the principal tenant. The remaining space is occupied by a physician specializing in rehabilitative practices.

         On December 31, 1986, the Company acquired a two-building office complex in downtown Daytona Beach. The larger building, known as Consolidated Center, is a modern steel and glass, seven-story, 47,000-square-foot office building constructed in 1985. The Company moved its corporate headquarters to the building in January 1988 and made space available for the headquarters of IG LTD. The remaining space is under lease to other tenants. The smaller building at 17,000 square feet is subject to an existing lease/purchase agreement and is considered a direct financing lease by the Company.

         Volusia County, Florida. A restaurant and lounge building located adjacent to the Howard Johnson motel facility described under "Business - Resort Operations" was formerly leased. This property was sold with the Howard Johnson Motor Lodge in 1991.

         Two service stations located near the interchange of Interstate Highway 95 and U. S. Highway 92, which pass through the Daytona Beach area lands owned by the Company, were leased to major oil companies until sold in
December of 1992.    A third service station, located at the interchange of
Interstate 95 and State Road 40, was leased to a major oil company through December 31, 1991, at which time it was sold.

         The 11,000-square-foot office building previously used as the Company's administrative offices in Daytona Beach and subsequently leased to 3rd parties was sold in December 1992.

         During 1978 and early 1979, the Company constructed a commercial building at the intersection of Interstate 95 and State Road 40. Previously this facility was operated as a gift and fruit shop. This building was sold in December 1993.

         Highlands County, Florida. The Company leased a 50,000-square-foot building, located in Sebring, Florida, to Scotty's Home Builder's Supply, Inc until sold in early 1993. Two other buildings formerly vacant were leased up with occupancy in early 1992: A 12,000-square-foot facility was leased for a ten-year term with an option to purchase, and sold in 1993. A second 10,500-square-foot building, formerly the Company's administrative office, was leased for a three-year term. This 10,500 square foot building was sold in December of 1992.

         The regional administrative offices were relocated to a site on U. S. 27 near Lake Placid, Florida, at the entrance to Tomoka Heights (see "Business
- Real Estate Operations") in August 1987. On this site the Company constructed a 7,000-square-foot office building. In May 1990, the Company sold this facility to a regional health care services corporation and moved its administrative function to the Company's citrus production office.

         Sunshine Newspaper, Inc. leased from the Company a 7,000-square-foot building located near Lake Placid, in which it operated a printing plant until the building was sold to them in 1993.

         Forest product sales. Income from sales of forest products varies considerably from year to year depending on economic conditions and rainfall, which sometimes limits access to portions of the woodlands. In addition, drought conditions such as experienced in early 1985 and throughout 1990 sharply increase the potential of forest fires.

         The timber lands encompass approximately 24,000 acres west of Daytona Beach. Forest product sales during the next few years are projected to moderately exceed expenses which are primarily real estate taxes. Additional expenses include the costs of installing roads and drainage systems, reforestation, and wild fire suppression.

GENERAL, CORPORATE AND OTHER OPERATIONS

         Real estate held and land transactions. More than 90% of the Company's lands have been owned by the Company or its affiliates for more than fifty years. A few tracts have been acquired in recent years to provide better access to lands already owned. To date the Company has not been in the business of acquiring and holding real estate for sale. Instead, portions of the Company's lands are put to their best economic use. Unsolicited sales are made of parcels which do not appear to offer opportunities for use in the foreseeable future.

         Land development beyond that discussed at "Business - Real Estate Operations" will necessarily depend upon the long-range economic and population growth of Florida and may be significantly affected by fluctuations in economic conditions, prices of Florida real estate, and the amount of resources available to the Company for development.

         No major sales of undeveloped lands are under consideration at this time.

         Employees. The Company has approximately 157 employees, including approximately 77 seasonal employees in citrus operations. During the citrus harvesting season, these seasonal employees are hired to pack and handle the citrus crop. No employees are represented by unions. The Company considers its employee relations to be satisfactory.

Item 2.  Properties

         Information concerning the Company's properties is included on pages 2-4 of the Company's 1994 Annual Report to Shareholders (the "Annual Report") under the captions "Land Holdings", "Citrus", "Conference Center and Resort" and "Real Estate Operations" and is incorporated herein by reference. Except for parts of the Annual Report expressly incorporated herein by reference, the annual report is not to be deemed filed with the Securities and Exchange Commission.

Item 3.  Legal Proceedings

         There are no material pending legal proceedings to which the Company or its subsidiaries are a party.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1994.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters

         Information concerning the Company's common stock and dividends is included on page 29 of the Annual Report under the caption "Common Stock Prices and Dividends" and page 4 under the caption "Five-Year Financial Highlights" and such discussion is incorporated herein by reference.

Item 6.  Selected Financial Data

         Five-year financial statement data is included on page 4 of the Annual Report under the caption "Five-Year Financial Highlights" and such information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 26 through 28 of the Annual Report, under the captions "Management's Discussion and Analysis," and "Financial Position" and such discussion is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         Financial Statements

         Financial statements incorporated by reference in this report are listed at Part IV, Item 14 (a), "Financial Statements."

Item 9.  Disagreements on Accounting and Financial Disclosures

         There were no disagreements with accountants on accounting and financial disclosures during the two years ended December 31, 1994.

                                    PART III

         The information required by Items 10, 11, 12, and 13 is incorporated herein by reference to the registrant's 1994 annual meeting proxy statement pursuant to Instruction G to Form 10-K. On March 31, 1995, the registrant anticipates filing with the Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934, its definitive proxy statement to be used in connection with its 1994 annual meeting of shareholders at which directors will be elected for the ensuing year.

         Executive Officers of the Registrant

The executive officers of the registrant, their ages at January 31, 1995, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

         Bob D. Allen, 60, president and chief executive officer, March 1990 to present; vice chairman of First Union Corporation (a publicly owned bank holding company) from July 1986 until March 1990.

         Bruce W. Teeters, 49, senior vice president-finance and treasurer, January 1988 to present.


Both of the above are elected annually as provided in the By-Laws.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a.)   1.    Financial Statements

                     The Company's 1992, 1993, and 1994 financial statements, together with the reports of Arthur Andersen LLP, dated February 10, 1995, and Rex Meighen & Company, dated February 10, 1994, appearing on pages 5 to 24 of the accompanying 1994 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report. The following is a list of such financial statements with references to the pages of the 1994 Annual Report to Shareholders on which they may be found:

                                                                      Annual Report
                                                                        Page No.
                                                                      -------------
        Report of Independent Certified Public Accountants                5

        Consolidated Statements of Operations and Retained Earnings
          for the three years ended December 31, 1994                     6

        Consolidated Balance Sheets as of December 31, 1993 and 1994      7

        Consolidated Statements of Cash Flows for the three
          years ended December 31, 1994                                   8-9

        Notes to Consolidated Financial Statements                        10-24

                     With the exception of (i) the aforementioned financial statements and (ii) the information incorporated under Items 2, 5, 6, and 7, the 1994 Annual Report to Shareholders is not to be deemed filed as part of this report.


                            Other Schedules are omitted because of the absence
of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K (continued)

        (a)    3.        Exhibits

               (2.1) Agreement of Merger and Plan of Merger and Reorganization dated April 28, 1993 between Consolidated-Tomoka Land Co. and CTLC, Inc. filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated by this reference.

               (2.2) Certificate of Merger dated April 28, 1993 filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated by this reference.

               (3.1) Articles of Incorporation of CTLC, Inc. dated February 26, 1993 and Amended Articles of Incorporation dated March 30, 1993 filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated by this reference

               (3.2) By-Laws of CTLC, Inc. filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated by this reference

               (10)      Material Contracts:

               (10.1) Marketing Agreement executed on September 1, 1994 between Citrus World, Inc. and Consolidated-Tomoka Land Co.

               (10.2) Packing House Agreement executed on November 1, 1994 between Turner Foods Corporation and Consolidated-Tomoka Land Co.

               (10.3) The Consolidated-Tomoka Land Co. Unfunded Deferred Compensation Plan filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1981 and incorporated by this reference.

               (10.4) The Consolidated-Tomoka Land Co. Unfunded Deferred Compensation Plan executed on October 25, 1982 filed with the registrant's annual report on Form 10-K for the year ended December 31, 1982 and incorporated by this reference.

               (10.5) The Consolidated-Tomoka Land Co. Stock Option Plan effective April 26, 1990 filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990 and incorporated by this reference.

               (11)      Statement regarding Computation of Per Share Earnings.

               (13) 1994 Annual Report to Shareholders. (With the exception of the information incorporated under Items 2, 4, 5, 6, and 7 the 1994 Annual Report to Shareholders is not deemed to be filed as part of this report.)

               (21)      Subsidiaries of the Registrant

               (23.1)    Consent of Rex Meighen & Company

               (23.2)    Consent of Arthur Andersen LLP


        (b)    Reports on Form 8-K

               No reports were filed on Form 8-K during the fourth quarter of the year ended December 31, 1994.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CONSOLIDATED-TOMOKA LAND CO.
                                                (Registrant)


March 30, 1995                         By   /s/ Bob D. Allen
                                           ---------------------------
                                           Bob D. Allen, President and
                                           Chief Executive Officer



        Pursuant to the requirements of the Securities Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


March 30, 1995                   Chairman of the Board and Director                        /s/ David D. Peterson
                                                                                           --------------------------
                                                                                           David D. Peterson


March 30, 1995                   President, Chief Executive
                                 Officer (Principal Executive
                                 Officer), and Director                                    /s/ Bob D. Allen
                                                                                           --------------------------
                                                                                           Bob D. Allen


March 30, 1995                   Senior Vice President-Finance
                                 Treasurer (Principal Financial
                                 and Accounting Officer), Director                         /s/ Bruce W. Teeters
                                                                                           --------------------------
                                                                                           Bruce W. Teeters



March 30, 1995                   Director                                                  /s/ John C. Adams, Jr.
                                                                                           --------------------------
                                                                                           John C. Adams, Jr.



March 30, 1995                   Director                                                  /s/ Robert F. Lloyd
                                                                                           --------------------------
                                                                                           Robert F. Lloyd

                            EXHIBIT INDEX

                                                                           Page No.
                                                                           --------
(2.1)       Agreement of Merger and Plan of Merger and Reorganization
            dated April 28, 1993 between Consolidated-Tomoka Land Co.
            and CTLC, Inc. filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and
            incorporated by this reference.                                     *


(2.2)       Certificate of Merger dated April 28, 1993 filed with the
            registrant's Quarterly Report on Form 10-Q for the quarter
            ended March 31, 1993 and incorporated by this reference.            *

(3.1)       Articles of Incorporation of CTLC, Inc. dated February 26,
            1993 and Amended Articles of Incorporation dated March 30,
            1993 filed with the registrant's Quarterly Report on Form
            10-Q for the quarter ended March 31, 1993 and incorporated
            by this reference.                                                  *

(3.2)       By-laws of CTLC, Inc. filed with the registrant's Quarterly
            Report on Form 10-Q for the quarter ended March 31, 1993 and
            incorporated by this reference.                                     *
10          Material Contracts:

(10.1)      Marketing Agreement executed on September 1, 1994 between
            Citrus World, Inc. and Consolidated-Tomoka Land Co.                16

(10.2)      Packing House Agreement executed November 1, 1994 between
            Turner Food Corporation and Consolidated-Tomoka Land Co.           28

(10.3)      The Consolidated-Tomoka Land Co. Unfunded Deferred Compensation
            Plan filed with the registrant's Quarterly Report on Form
            10-Q for the quarter ended June 30, 1981 and incorporated
            by this reference.                                                  *

(10.4)      The Consolidated-Tomoka Land Co. Unfunded Deferred Compensation
            Plan executed on October 25, 1982 filed with the registrant's annual report on Form 10-K for the year ended December 31, 1982
            and incorporated by this reference.                                 *

(10.5)      The Consolidated-Tomoka Land Co. Stock Option Plan effective
            April 26, 1990 filed with the registrant's Quarterly Report on
            Form 10-Q for the quarter ended June 30, 1990 and incorporated
            by this reference.                                                  *


(11)        Statement regarding Computation of Per Share Earnings.             33

(13)        1994 Annual Report to Shareholders                                 34

(21)        Subsidiaries of the Registrant

(23.1)      Consent of Rex Meighen & Company

(23.2)      Consent of Arthur Andersen LLP

* - Incorporated by Reference