Form 10-K/A
period 1994-12-31
CONSOLIDATED TOMOKA LAND CO
filed 1995-04-28
CIK 23795

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KA

            X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          -----         THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1994

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF ----- THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                      For the transition period from ___ to ___

                        Commission File Number 0-5556

                         CONSOLIDATED-TOMOKA LAND CO.
            (Exact name of registrant as specified in its charter)

FLORIDA                                                      59-0483700
- -------                                                      ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

149 South Ridgewood Avenue
Daytona Beach, Florida                                       32114
- -----------------------                                      -----
(Address of principal executive offices)                     (Zip Code)

               Registrant's telephone Number, including area code
                                 (904) 255-7558

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

                                                        Name of each exchange on
        Title of each class                                which registered
        -------------------                             ------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 1995 was approximately $15,608,241.

The number of shares of the Registrant's Common Stock outstanding on March 15, 1995 was 6,261,272.

Portions of the 1994 Annual Report to Stockholders of Registrant are incorporated by reference in Part II of this report. Portions of the Proxy Statement of Registrant dated March 31, 1995 are incorporated by reference in
Part III of this report.

                                 EXHIBIT INDEX

                                                                        Page No.
                                                                        --------
(27)     Financial Data Schedule                                           4

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



                                                  CONSOLIDATED-TOMOKA LAND CO.
                                                          (Registrant)


4/26/95                                            By   /s/ Bob D. Allen
                                                     ---------------------------
                                                     Bob D. Allen, President and
                                                     Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


4/26/95  Chairman of the Board and Director           /s/ David D. Peterson
                                                    --------------------------
                                                    David D. Peterson


4/26/95  President, Chief Executive
         Officer (Principal Executive
         Officer), and Director                       /s/ Bob D. Allen
                                                    --------------------------
                                                    Bob D. Allen


4/26/95  Senior Vice President-Finance
         Treasurer (Principal Financial
         and Accounting Officer), Director            /s/ Bruce W. Teeters
                                                    --------------------------
                                                    Bruce W. Teeters



4/26/95  Director                                    /s/ John C. Adams, Jr.
                                                    --------------------------
                                                    John C. Adams, Jr.



4/26/95 Director                                     /s/ Robert F. Lloyd
                                                    --------------------------
                                                    Robert F. Lloyd