Form 10-Q
period 1995-03-31
CONSOLIDATED TOMOKA LAND CO
filed 1995-05-11
CIK 23795

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


             X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           -----     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1995


           ----- TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from     to
                                                  ---    ---

                         Commission file number 0-5556

                          CONSOLIDATED-TOMOKA LAND CO.

             (Exact name of registrant as specified in its charter)




                    Florida                                    59-0483700
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                    Identification No.)
             149 South Ridgewood Avenue                           32114
                Daytona Beach, Florida                          (Zip Code)
         (Address of principal executive offices)


                                 (904) 255-7558
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X           No
                              ------            ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding
     Class of Common Stock                                    May 1, 1995
     ---------------------                                 ----------------

         $1.00 par value                                       6,261,272

                          CONSOLIDATED-TOMOKA LAND CO.

                                     INDEX

                                                                Page No.
                                                                --------
PART I - - FINANCIAL INFORMATION

         Consolidated Condensed Balance Sheets -
                 March 31, 1995 and December 31, 1994                 3

         Consolidated Condensed Statements of Income and
                 Retained Earnings -- Three Months Ended
                 March 31, 1995 and 1994                              4
         Consolidated Condensed Statements of Cash Flows -
                 Three Months Ended March 31, 1995 and 1994           5

         Notes to Consolidated Condensed Financial Statements         6-7

         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  8-9

PART II -- OTHER INFORMATION                                          10

SIGNATURES                                                            11

                        PART I -- FINANCIAL INFORMATION

                          CONSOLIDATED-TOMOKA LAND CO.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                  (Unaudited)
                                                                                   March 31,          December 31,
                                                                                      1995                1994
                                                                                  ----------          ------------
ASSETS
Cash                                                                             $   396,465           $   503,545
Investment Securities                                                              1,372,827             1,290,955
Notes Receivable                                                                   8,687,181             9,222,968
Accounts Receivable                                                                1,408,104             1,877,220
Inventories                                                                          631,152               660,461
Cost of Fruit on Trees                                                             1,626,392             2,435,401
Real Estate held for Development and Sale                                         17,269,412            16,626,505
Net Investment in Direct Financing Lease                                             858,662               880,222
Refundable Income Taxes                                                              178,892                    --
Other Assets                                                                         364,750               375,486
Property, Plant, and Equipment - Net                                              27,509,843            27,662,652
                                                                                  ----------            ----------

     TOTAL ASSETS                                                                $60,303,680           $61,535,415
                                                                                  ==========            ==========

LIABILITIES
Customer Deposits                                                                $   949,253           $   924,268
Accounts Payable                                                                   1,293,752               749,277
Notes Payable                                                                     26,122,115            24,973,283
Accrued Liabilities                                                                2,182,059             2,134,670
Deferred Income Taxes                                                                 95,504                95,504
Income Taxes Payable                                                                      --             1,481,531
                                                                                  ----------            ----------

     TOTAL LIABILITIES                                                            30,642,683            30,358,533
                                                                                  ----------            ----------

MINORITY INTEREST                                                                    137,657               146,790
                                                                                   ---------             ---------

SHAREHOLDERS' EQUITY
Common Stock                                                                       6,261,272             6,261,272
Additional Paid-in Capital                                                         1,782,105             1,782,105
Retained Earnings                                                                 21,479,963            22,986,715
                                                                                  ----------            ----------

     TOTAL SHAREHOLDERS' EQUITY                                                   29,523,340            31,030,092
                                                                                  ----------            ----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $60,303,680           $61,535,415
                                                                                  ==========            ==========


See accompanying Notes to Consolidated Condensed Financial Statements.

                          CONSOLIDATED-TOMOKA LAND CO.
       CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                                                            (Unaudited)
                                                                                         Three Months Ended
                                                                                 ---------------------------------
                                                                                 March 31,               March 31,
                                                                                    1995                    1994
                                                                                 ---------               ---------
INCOME:
  Citrus Operations:
    Sales of Fruit and Other Income                                             $ 3,721,100            $ 3,594,186
    Production and Selling Expenses                                             ( 3,493,453)           ( 2,903,806)
                                                                                 ----------             ----------
                                                                                    227,647                690,380
                                                                                 ----------             ----------

  Real Estate Operations:
    Sales and Other Income                                                          901,000              4,393,814
    Costs and Expenses                                                          (   822,240)           ( 1,644,469)
                                                                                 ----------             ----------
                                                                                     78,760              2,749,345
                                                                                 ----------             ----------

  Profit on Sales of Undeveloped
    Real Estate Interests                                                            59,698                 31,017
                                                                                 ----------             ----------

  Interest and Other Income                                                         173,366                 43,460
                                                                                 ----------             ----------


OPERATING INCOME                                                                    539,471              3,514,202

GENERAL AND ADMINISTRATIVE EXPENSES                                             (   963,525)           ( 1,058,236)
                                                                                 ----------             ----------

INCOME (LOSS) BEFORE MINORITY INTEREST
  IN PARTNERSHIP                                                                 (  424,054)             2,455,966
MINORITY INTEREST                                                                     9,132                 15,541
                                                                                 ----------             ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                           (   414,922)             2,471,507
INCOME TAXES                                                                        160,424            (   828,848)
                                                                                 ----------             ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                        (   254,498)             1,642,659
INCOME FROM DISCONTINUED RESORT OPERATIONS
  (net of tax)                                                                           --                145,883
                                                                                 ----------             ----------

NET INCOME (LOSS)                                                               (   254,498)             1,788,542
RETAINED EARNINGS, Beginning of Period                                           22,986,715             18,823,370
DIVIDENDS                                                                       ( 1,252,254)           (   939,191)
                                                                                 ----------             ----------
RETAINED EARNINGS, End of Period                                                $21,479,963            $19,672,721
                                                                                 ==========             ==========

PER SHARE INFORMATION:
  Average Shares Outstanding                                                      6,261,272              6,261,272
                                                                                 ==========             ==========

  Income (Loss) From Continuing Operations                                             (.04)                   .26
  Income From Discontinued Resort Operations
    (net of tax)                                                                         --                    .03
                                                                                 ----------             ----------
  Net Income (Loss) Per Share                                                   $      (.04)           $       .29
                                                                                 ==========             ==========

  Dividends Per Share                                                           $       .20            $       .15
                                                                                 ==========             ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                          CONSOLIDATED-TOMOKA LAND CO.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                           (Unaudited)
                                                                                        Three Months Ended
                                                                                 ---------------------------------
                                                                                   March 31,              March 31,
                                                                                     1995                   1994
                                                                                 -----------             ----------
CASH FLOW FROM OPERATING ACTIVITIES:
CASH RECEIVED FROM:
 Citrus Sales and Other Income                                                  $ 4,124,995            $ 3,661,007
 Real Estate Sales and Other Income                                               1,458,678              4,909,049
 Interest and Other Income                                                          168,457                 48,729
 Sales of Undeveloped Real Estate                                                    59,698                 31,017
                                                                                 ----------             ----------

    Total                                                                         5,811,828              8,649,802
                                                                                 ----------             ----------

CASH EXPENDED FOR:
 Citrus Production and Selling Expense                                            2,675,092              2,236,696
 Real Estate Costs and Expenses                                                   1,157,414              1,466,914
 General and Administrative Expenses                                                522,417                694,363
 Interest                                                                           173,636                553,995
 Income Taxes                                                                     1,125,000                150,000
                                                                                 ----------             ----------
    Total                                                                         5,653,559              5,101,968
                                                                                 ----------             ----------

    Net Cash Provided by Operating Activities                                       158,269              3,547,834
                                                                                 ----------             ----------

CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant, and Equipment                                  (   101,615)           (   712,821)
 Net Investment in Investment Securities                                        (    81,872)           (    11,927)
 Direct Financing Lease                                                              21,560                 19,785
 Cash Flow from Discontinued Resort Operations                                           --                104,880
                                                                                 ----------             ----------

   Net Cash Used In Investing Activities                                        (   161,927)           (   600,083)
                                                                                 ----------             ----------

CASH FLOW FROM FINANCING ACTIVITIES:
 Cash Proceeds from Debt                                                          2,100,000                400,000
 Payments of Debt                                                               (   951,168)           ( 4,251,679)
 Dividends Paid                                                                 ( 1,252,254)           (   939,191)
                                                                                 ----------             ----------

  Net Cash Used in Financing Activities                                         (   103,422)           ( 4,790,870)
                                                                                 ----------             ----------

NET DECREASE IN CASH                                                            (   107,080)           ( 1,843,119)
CASH AT BEGINNING OF YEAR                                                           503,545              2,155,712
                                                                                 ----------             ----------

CASH AT END OF PERIOD                                                           $   396,465            $   312,593
                                                                                 ==========             ==========


See accompanying Notes to Consolidated Condensed Financial Statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Principles of Interim Statements. The information presented in the unaudited consolidated condensed financial statements reflects all adjustments which are, in the opinion of the management, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated condensed format is designed to be read in conjunction with the last annual report.

        The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

2. Seasonal Operations. The Company's citrus operations involve a single-crop agricultural commodity and are seasonal in nature. To a lesser extent, forestry activities are seasonal in nature. Accordingly, results for the three months ended March 31, 1995 and 1994 are not necessarily indicative of results to be expected for the full year. Results of operations for the twelve months ended March 31, 1995 and 1994 are summarized as follows (in thousands):



                                                                Twelve Months Ended March 31,
                                                 -----------------------------------------------------------------
                                                          1995                                1994
                                                 ---------------------------        ------------------------------

                                                 Revenues       Income(Loss)        Revenues          Income(Loss)
                                                 --------       ------------        --------          ------------
        Citrus Operations                         $ 8,302          $(   376)         $10,065             $  1,881
        Real Estate Operations                     13,035             6,966           17,830                5,180
        General Corporate & Other                   4,182               792              750              ( 2,740)
                                                   ------            ------           ------               ------
          Total Revenues                          $25,519                            $28,645
                                                   ======                             ======

        Income From Continuing
          Operations Before Income Taxes                              7,382                                 4,321
        Income Taxes                                                ( 2,789)                              ( 1,505)
                                                                     ------                                ------
        Income from Continuing Operations                             4,593                                 2,816

        Loss from Discontinued Resort
          Operations (net of income taxes)                          (   281)                              (   747)
                                                                     ------                                ------

        Net Income                                                 $  4,312                              $  2,069
                                                                     ======                                ======


3. Common Stock and Earnings Per Common Share. Primary earnings per share are based on the average number of common shares and common share equivalents outstanding during the periods. Primary and fully diluted earnings per share are the same for the periods.


4.      Notes Payable.  Notes payable consist of the following:

                                                                                  March 31, 1995
                                                                 -------------------------------------------------
                                                                                                       Due Within
                                                                     Total                             One Year
                                                                 -------------------------------------------------
        Consolidated-Tomoka Land Co.
        ----------------------------

        $15,000,000 Line of Credit                               $ 3,900,000                           $ 3,900,000
        Mortgages Payable                                         10,027,322                               377,226
        Industrial Revenue Bond                                    3,348,671                               258,313
                                                                  ----------                            ----------
                                                                  17,275,993                             4,535,539
                                                                  ----------                            ----------

                                                                                  March 31, 1995
                                                                 --------------------------------------------------
                                                                                                       Due Within
                                                                     Total                             One Year
                                                                 -------------------------------------------------
        Indigo Group Ltd.
        -----------------
        Industrial Revenue Bonds                                   2,034,700                                56,400
        Mortgages Payable                                          6,811,422                               103,137
                                                                  ----------                            ----------
                                                                   8,846,122                               159,537
                                                                  ----------                            ----------

        Total                                                    $26,122,115                           $ 4,695,076
                                                                  ==========                            ==========


        Indigo Group Ltd. ("IG LTD.") is a 100% owned limited partnership in the real estate business. Included in notes payable is a $2,589,359 mortgage note collateralized by developed real estate in a joint venture project. IG Ltd.'s 50% partner is jointly liable on the note.

        Payments applicable to reduction of principal amounts will be required as follows:

                                                   Consolidated-           Indigo
                                                      Tomoka               Group
      Year Ending March 31,                          Land Co.               Ltd.             Total
      ----------------------                      -------------         -----------        ----------
        1996                                      $ 4,535,539            $  159,537        $ 4,695,076
        1997                                          527,241               168,267            695,508
        1998                                          570,366               177,745            748,111
        1999                                          617,051             2,638,838          3,255,889
        2000                                          667,594               155,394            822,988
        Thereafter                                 10,358,202             5,546,341         15,904,543
                                                   ----------            ----------         ----------
                                                  $17,275,993           $ 8,846,122        $26,122,115
                                                   ==========            ==========         ==========






        Total interest expense for the three months ended March 31, 1995 was $462,107 of which $28,590 was capitalized to land held for development and sale. In the first three months of 1994 interest totaled $553,995, all of which was expensed during the period.

5. Discontinued Operations. On July 14, 1994, the Company sold its resort complex for a price of $7,175,000. The sales price of the transaction approximated book value of the assets. Summary financial information follows:

                                                        Three Months Ended
                                                    -------------------------
                                                    March 31,        March 31,
                                                      1995             1994
                                                    --------         --------
        Revenues from Discontinued
          Resort Operations                           --            2,306,646
        Income Tax Provision for
          Discontinued Resort Operations              --               88,017
        Earnings (Loss) Per Share from
          Discontinued Resort Operations
          (net of income taxes)                       --                 $.03

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

        The Management's Discussion and Analysis is designed to be read in conjunction with the Financial statements and Management's Discussion and Analysis in the last annual report.

Citrus Operations

        Citrus operation's profits fell 67% for the first three months of 1995, compared to 1994's same period. This decline in profits to $227,647 occurred despite a 9% rise in fruit sold during the period. Boxes harvested and sold for the first quarter of 1995 totalled 426,924 compared to 393,168 boxes one year earlier. This increase in production, although offset by a 3% decrease in average pricing, lead to a 4% rise in revenues. Production and selling expenses jumped 20% primarily due to higher grove care costs per box based on the lower overall crop for the 1994-95 season. Also contributing to the rise in production and selling expenses were higher packing material costs.


Real Estate Operations

        Profits from real estate operations of $78,760 represent a significant downturn when compared to 1994's first quarter profit of $2,749,345. The downturn can be attributed to commercial sales activity with 1994's closings consisting of one significant sale of 25 acres generating gross profits approximating $2,900,000. Commercial sales activity for the first quarter of 1995 totalled 2 acres generating revenues of $80,000 and gross profits of $58,000.

        Income properties revenue grew 8% for the three month period while producing breakeven bottom line results. Forestry profits increased nearly threefold to $180,000 as revenues rose 132% due to sales of higher value timber products and pricing increases. Residential operations posted small losses for both 1995's and 1994's first quarter.




General Corporate and Other

        Interest and other income increased to $173,366 from $43,460 on higher interest income posted on mortgage notes receivable outstanding from year end 1994 sales. Reduced interest expense on lower outstanding borrowings was the primary source of a 9% reduction in general and administrative expenses. Net income in 1994 included profits of $145,883, net of income tax, from the discontinued resort operations. The Indigo Lakes resort properties were sold July 14, 1994.

FINANCIAL POSITION

        Overall Company profitability was disappointing for the first quarter of 1995 with a loss of $254,498 posted, equivalent to $.04 per share. This downturn in operating results is primarily due to the closing volume of commercial property along with higher growing costs per box resulting from 1994-95 Company citrus crop. Cash flow for the three month period was a negative $107,080, including the payment of dividends totaling $1,252,254, equivalent to $.20 per share. This dividend payout represents a 33% increase over prior year's first quarter dividends equivalent to $.15 per share. Net cash provided by operating activities totaled $158,269, while $161,927 was used in investing activities and $103,422 was used in financing activities, including the dividend payment. The cash flow from investing activities included $101,615 cash expended for the acquisition of property, plant and equipment which was primarily spent on citrus grove development. Capital requirements for the remainder of 1995 approximate $2.2 million and are centered around development of the Ladies Professional Golf Association ("LPGA") mixed-use development, improvements at the citrus packinghouse and expansion of the Winn-Dixie grocery store at the Spring Hill, Florida shopping center. These expenditures are to be paid from current operations and, if necessary, current financing sources.

        Although profits from citrus operations have been down, prospects for near term profitability growth look very good. The groves are in excellent condition and this season experienced one of the most prolific and uniform blooms in recent years. The high quality of the bloom, coupled with the new groves coming into maturity, leads to an early optimistic forecast for the 1995-96 crop estimate. The Company is looking to attain, if not outpace, the record production levels achieved in the 1992-93 citrus corp year. It is still anticipated by fruit processors that the shortage of Brazilian juice for this season, and the delayed start for next season due to the drought experienced in 1994, will bring firmer and higher prices for Florida processed products.

        Significant progress continues to be achieved on the LPGA mixed-use development. The City of Daytona Beach has reached an agreement with a major hospitality developer for the construction of the resort hotel, the second golf course, and the championship clubhouse facility. The resort hotel, which will be a Radisson, and clubhouse could be under construction as early as the fist quarter of 1996 with completion concurrent with the second golf course in early 1997. The Interstate 95 and LPGA Boulevard interchange continues on schedule for a late summer 1995 completion. The LPGA Sprint Championship golf tournament was held at the LPGA International golf course during April. This tournament gives the project significant exposure both on local and national basis, including two days of CBS television coverage. Initial construction of homes around the LPGA International golf course are scheduled in early summer. The activity in and around the LPGA development has led to increased sales interest within the project and surrounding Company lands. Contract backlog for 1995 closings totals $4.4 million with several additional properties under contract for closing in future years and active discussions underway on many more properties.

        Prospects for improved production and profitability from citrus operations for the 1995-96 crop year which begins in September, and the strong commercial property contract backlog and sales activity puts the Company in a position to expect a full year profitable 1995.

                          PART II -- OTHER INFORMATION


Item 1.     Legal Proceedings
        There are no material pending legal proceedings to which the Company or its subsidiaries is a party.

Item 2 through 5.
        Not Applicable

Item 6.        Exhibits and Reports on Form 8-K

        (a)    Exhibits:
               Exhibit 11 - Computation of Earnings Per Common Share
               Exhibit 27 - Financial Data Schedule (for SEC use only)
        (b)    Reports on Form 8-K
               No reports on Form 8-K were filed by the Company during the quarter covered by this report.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   CONSOLIDATED-TOMOKA LAND CO.
                                          (Registrant)



Date:   March 12, 1995             By:/s/ Bob D. Allen
                                      ---------------------------------------
                                      Bob D. Allen, President and
                                      Chief Executive Officer



Date:   March 12, 1995             By:/s/ Bruce W. Teeters
                                      ---------------------------------------
                                      Bruce W. Teeters, Senior Vice President
                                      Finance and Treasurer
                                      Chief Financial Officer

                            EXHIBIT INDEX

                                                                        Page No.
                                                                        --------
  No.   11        Computation of Earnings Per Common Share                13

  No.   27        Financial Data Schedule (for SEC use only)              14