Form 10-Q
period 1995-06-30
CONSOLIDATED TOMOKA LAND CO
filed 1995-08-07
CIK 23795

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-Q


             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995


                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---       OF THE SECURITIES EXCHANGE ACT OF 1934
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

                           Yes  X           No
                               ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding
          Class of Common Stock                           August 1, 1995
          ---------------------                           --------------
             $1.00 par value                                 6,261,272

                         CONSOLIDATED-TOMOKA LAND CO.

                                     INDEX

                                                                                          Page No.
                                                                                          --------
PART I - - FINANCIAL INFORMATION

            Consolidated Condensed Balance Sheets -
                      June 30, 1995 and December 31, 1994                                    3

            Consolidated Condensed Statements of Income and
                      Retained Earnings - Six Months Ended
                      June 30, 1995 and 1994                                                 4

            Consolidated Condensed Statements of Cash Flows -
                      Six Months Ended June 30, 1995 and 1994                                5

            Notes to Consolidated Condensed Financial Statements                             6-7

            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                    8-9

PART II -- OTHER INFORMATION                                                                 10

SIGNATURES                                                                                   11


                        PART I -- FINANCIAL INFORMATION

                         CONSOLIDATED-TOMOKA LAND CO.
                     CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                                (Unaudited)
                                                                                  June 30,           December 31,
                                                                                    1995                 1994
                                                                                -----------          ------------
ASSETS
Cash                                                                            $   126,711           $   503,545
Investment Securities                                                             3,691,697             1,290,955
Notes Receivable                                                                  7,108,894             9,222,968
Accounts Receivable                                                               2,696,781             1,877,220
Inventories                                                                         985,534               660,461
Cost of Fruit on Trees                                                            1,856,469             2,435,401
Real Estate Held for Development and Sale                                        17,668,181            16,626,505
Net Investment in Direct Financing Lease                                            836,862               880,222
Other Assets                                                                        348,883               375,486
Net - Property, Plant, and Equipment                                             26,534,207            27,662,652
                                                                                -----------           -----------

     TOTAL ASSETS                                                               $61,854,219           $61,535,415
                                                                                ===========           ===========

LIABILITIES
Customer Deposits                                                               $   869,574           $   924,268
Accounts Payable                                                                    345,697               749,277
Notes Payable                                                                    27,371,377            24,973,283
Accrued Liabilities                                                               2,571,595             2,134,670
Deferred Income Taxes                                                                95,504                95,504
Income Taxes Payable                                                                177,261             1,481,531
                                                                                -----------           -----------

     TOTAL LIABILITIES                                                           31,431,008            30,358,533
                                                                                -----------           -----------

MINORITY INTEREST                                                                   129,442               146,790
                                                                                -----------           -----------

SHAREHOLDERS' EQUITY
Common Stock                                                                      6,261,272             6,261,272
Additional Paid-in Capital                                                        1,782,105             1,782,105
Retained Earnings                                                                22,250,392            22,986,715
                                                                                -----------           -----------

     TOTAL SHAREHOLDERS' EQUITY                                                  30,293,769            31,030,092
                                                                                -----------           -----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $61,854,219           $61,535,415
                                                                                ===========           ===========


See accompanying Notes to Consolidated Condensed Financial Statements.

                          CONSOLIDATED-TOMOKA LAND CO.
       CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                                                        (Unaudited)
                                                                  Three Months Ended                   Six Months Ended
                                                              --------------------------          ---------------------------
                                                              June 30,          June 30,           June 30,          June 30,
                                                                1995              1994               1995              1994
                                                              --------          --------           --------          --------
INCOME:
  Citrus Operations:
    Sales of Fruit and Other Income                         $ 2,052,093        $ 2,598,558         $ 5,773,193       $ 6,192,744
    Production and Selling Expenses                         ( 1,799,305)       ( 2,684,696)        ( 5,292,758)      ( 5,588,502)
                                                            -----------        -----------         -----------       -----------
                                                                252,788        (    86,138)            480,435           604,242
                                                            -----------        -----------         -----------       -----------
  Real Estate Operations:
    Sales and Other Income                                    1,656,851          1,895,166           2,557,851         6,288,980
    Costs and Other Expenses                                ( 1,306,631)       ( 1,183,722)        ( 2,128,871)      ( 2,828,191)
                                                            -----------        -----------         -----------       -----------
                                                                350,220            711,444             428,980         3,460,789
                                                            -----------        -----------         -----------       -----------

  Profit On Sales of Undeveloped
   Real Estate Interests                                      1,425,741            355,974           1,485,439           386,991
                                                            -----------        -----------         -----------       -----------

  Interest and Other Income                                     106,620             48,499             279,986            91,959
                                                            -----------        -----------         -----------       -----------

OPERATING INCOME                                              2,135,369          1,029,779           2,674,840         4,543,981

GENERAL AND ADMINISTRATIVE EXPENSES                         (   917,002)        (  949,922)        ( 1,880,527)      ( 2,008,158)
                                                            -----------        -----------         -----------       -----------

INCOME BEFORE MINORITY
  INTEREST IN PARTNERSHIP                                     1,218,367             79,857             794,313         2,535,823
MINORITY INTEREST                                                 8,216              4,404              17,348            19,945
                                                            -----------        -----------         -----------       -----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                         1,226,583             84,261             811,661         2,555,768
INCOME TAXES                                                (   456,154)       (    31,544)        (   295,730)      (   860,393)
                                                            -----------        -----------         -----------       -----------
INCOME FROM CONTINUING OPERATIONS                               770,429             52,717             515,931         1,695,375
INCOME (LOSS) FROM DISCONTINUED RESORT
  OPERATIONS (net of tax)                                            --        (    51,188)                 --            94,696
                                                            -----------        -----------         -----------       -----------

NET INCOME                                                      770,429              1,529             515,931         1,790,071
RETAINED EARNINGS, Beginning of Period                       21,479,963         19,672,721          22,986,715        18,823,370
DIVIDENDS                                                            --                 --         ( 1,252,254)      (   939,191)
                                                            -----------        -----------         -----------       -----------
RETAINED EARNINGS, End of Period                            $22,250,392        $19,674,250         $22,250,392       $19,674,250
                                                            ===========        ===========         ===========       ===========

PER SHARE INFORMATION:
  Average Shares Outstanding                                  6,261,272          6,261,272           6,261,272         6,261,272
                                                            ===========        ===========         ===========       ===========


PER SHARE INFORMATION:
  Income From Continuing Operations                         $       .12        $       .01         $       .08       $       .27
  Income (Loss) From Discontinued Resort
    Operations (net of tax)                                          --              ($.01)                 --       $       .02
                                                            -----------        -----------         -----------       -----------

  Net Income Per Share                                      $       .12                 --         $       .08       $       .29
                                                            ===========        ===========         ===========       ===========

  Dividends Per Share                                                --                 --         $       .20       $       .15
                                                            ===========        ===========         ===========       ===========

See Accompanying Notes to Consolidated Condensed Financial Statements.

                          CONSOLIDATED-TOMOKA LAND CO.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                              (Unaudited)
                                                            Six Months Ended
                                                    ---------------------------------
                                                       June 30,             June 30,
                                                        1995                 1994
                                                    -----------            ----------
CASH FLOW FROM OPERATING ACTIVITIES:
CASH RECEIVED FROM:
  Citrus Sales of Fruit and Other Income             $ 5,995,175           $ 6,090,195
  Real Estate Sales and Other Income                   3,622,505             6,519,939
  Sales of Undeveloped Real Estate                     1,485,439               386,991
  Interest and Other Income                              270,355                96,569
                                                     -----------           -----------
     Total                                            11,373,474            13,093,694
                                                     -----------           -----------

CASH EXPENDED FOR:
  Citrus Production and Selling Expenses               4,832,127             4,624,447
  Real Estate Costs and Expenses                       2,215,688             2,646,868
  General and Administrative Expenses                  1,364,944             1,364,042
  Interest                                             1,059,069             1,098,721
  Income Taxes                                         1,600,000             1,200,283
                                                     -----------           -----------
     Total                                            11,071,828            10,934,361
                                                     -----------           -----------

  Net Cash Provided by Operating Activities              301,646             2,159,333
                                                     -----------           -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of Property, Plant, and Equipment       (  692,105)          (   990,163)
  Investments in Investment Securities                (2,400,742)          (    21,638)
  Direct Financing Lease                                  43,360                39,192
  Proceeds from Sale of Property, Plant,
    and Equipment                                      1,225,167                10,432
  Cash Flow from Discontinued Resort Operations               --           (    11,820)
                                                     -----------           -----------

     Net Cash Used in Investing Activities           ( 1,824,320)          (   973,997)
                                                     -----------           -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Cash Proceeds of Debt                                4,200,000             2,250,000
  Payments of Debt                                   ( 1,801,906)          ( 4,396,797)
  Dividends Paid                                     ( 1,252,254)          (   939,191)
                                                     -----------           -----------

   Net Cash Provided by (Used in) Financing
    Activities                                         1,145,840           ( 3,085,988)
                                                     -----------           -----------

NET DECREASE IN CASH                                 (   376,834)          ( 1,900,652)
CASH, BEGINNING OF YEAR                                  503,545             2,155,712
                                                     -----------           -----------

CASH, END OF PERIOD                                  $   126,711           $   255,060
                                                     ===========           ===========


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

2. Seasonal Operations. The Company's citrus operations involve a single-crop agricultural commodity and are seasonal in nature. To a lesser extent, its forestry activities are seasonal in nature. Accordingly, results for the six months ended June 30, 1995 and 1994 are not necessarily indicative of results to be expected for the full year. Results of operations for the twelve months ended June 30, 1995 and 1994 are summarized as follows (in thousands):

                                                                  Twelve Months Ended June 30,
                                                 ----------------------------------------------------------------
                                                              1995                             1994
                                                 -----------------------------      -----------------------------
                                                 Revenues         Income(Loss)      Revenues       Income(Loss)
                                                 --------         ------------      --------       ------------
        Citrus Operations                         $ 7,755          $(    37)         $ 8,763         $  1,158
        Real Estate Operations                     12,797             6,605           16,614            5,908
        General Corporate & Other                   5,310             1,957              824          ( 2,700)
                                                  -------          --------          -------         --------
          Total Revenues                          $25,862                            $26,201
                                                  =======                            =======
        Income Before Income
          Taxes                                                       8,525                             4,366
        Income Taxes                                                ( 3,214)                          ( 1,512)
                                                                   --------                          --------
        Income from Continuing Operations                             5,311                             2,854
        Loss From Discontinued Resort
          Operations (net of income taxes)                          (   230)                          (   609)
                                                                   --------                          --------
          Net Income                                               $  5,081                          $  2,245
                                                                   ========                          ========

3.      Common Stock and Earnings Per Common Share.    Primary earnings per
        share are based on the average number of common shares and common share equivalents outstanding during the period. Primary and fully diluted earnings per share are the same for the periods.

4.      Notes Payable.  Notes payable consist of the following:

                                                                                    June 30, 1995
                                                                 ---------------------------------------------------
                                                                                                       Due Within
                                                                     Total                              One Year
                                                                 --------------                      --------------
        Consolidated-Tomoka Land Co.
        ----------------------------


        $15,000,000 Line of Credit                               $ 6,000,000                           $ 6,000,000
        Mortgages Payable                                          9,755,565                               159,949
        Industrial Revenue Bonds                                   3,281,857                               256,702
                                                                 -----------                           -----------
                                                                  19,037,422                             6,416,651
                                                                 -----------                           -----------

        Indigo Group Ltd.
        -----------------
        Industrial Revenue Bonds                                   2,020,600                                56,400
        Mortgages Payable                                          6,313,355                                93,264
                                                                 -----------                           -----------
                                                                   8,333,955                               149,664
                                                                 -----------                           -----------

        Total                                                    $27,371,377                           $ 6,566,315
                                                                 ===========                           ===========


        Indigo Group Ltd. ("IG LTD.") is a 100% owned limited partnership in the real estate business. Included in notes payable is a $2,582,162 mortgage note collateralized by developed real estate in a joint venture project. IG Ltd.'s 50% partner is jointly liable on the note.

        Payments applicable to reduction of principal amounts will be required as follows:

                                                  Consolidated-           Indigo
                                                     Tomoka                Group
        Year Ending June 30,                        Land Co.                Ltd.              Total
        ---------------------                    -------------        -------------        ------------
        1996                                      $ 6,416,651           $   149,664        $ 6,566,315
        1997                                          532,464               157,642            690,106
        1998                                          578,488               166,315            744,803
        1999                                          628,497             2,615,965          3,244,462
        2000                                          682,839               141,100            823,939
        Thereafter                                 10,198,483             5,103,269         15,301,752
                                                  -----------           -----------        -----------
                                                  $19,037,422           $ 8,333,955        $27,371,377
                                                  ===========           ===========        ===========



        In the first six months of 1995 interest totaled $1,124,335 of which $65,265 was capitalized to land held for development and sale. Total interest for the six months ended June 30, 1994 was $1,098,721, all of which was expensed during the period.

5. Discontinued Operations. On July 14, 1994, the Company sold its resort complex for a price of $7,175,000. The sales price of the transaction approximated book value of the assets. Summary financial information follows:


                                                 Three Months Ended      Six Months Ended
                                                ---------------------   ------------------
                                                June 30,    June 30,    June 30,   June 30,
                                                  1995       1994         1995      1994
                                                -------     -------     -------    -------
        Revenues from Discontinued
         Resort Operations                         --       2,000,384      --      4,307,030
        Income Tax Provision (Income Tax
         Credits) for Discontinued
         Resort Operations                         --      (   30,883)     --         57,133
        Earnings (Loss) Per Share from
         Discontinued Resort Operations
         (net of income taxes)                     --           ($.01)     --     $      .02


MANAGEMENT'S DISCUSSION AND ANALYSIS

        The Management's Discussion and Analysis is designed to be read in conjunction with the financial statements and Management's Discussion and Analysis in the last annual report.

RESULTS OF OPERATIONS

Citrus Operations

        Profits from citrus operations totaled $252,788 for the quarter ended June 30, 1995, a significant turnaround from the $86,138 loss recorded for 1994's second period. The profit improvement was achieved on a 33% reduction in production and selling expenses, resulting from lower grove care and packing material costs posted in the second quarter due to favorable crop and inventory adjustments. Revenues for the period declined 21% to $2,052,093 on a 17% reduction in fruit sold in addition to a 4% fall in average fruit pricing. Fruit sold in 1995's second quarter totaled 269,131 boxes compared to 325,174 for the same period of 1994.

Year-to-date for the six months ended June 30, 1995 citrus operating profits fell 20% to $480,435. This decline from 1994's six month profit of $604,242 is the result of a 7% decrease in revenue on a combination of a 3% reduction in fruit harvested and a 3% fall in average pricing. Boxes harvested and sold for the first six months of 1995 totaled 696,057 and produced revenues of $5,773,193. Revenues of $6,192,744 were realized in 1994 on 718,342 boxes of fruit harvested and sold. Production and selling expenses for 1995 declined 5% on this reduction in fruit volume.

Real Estate Operations

        Overall profitability from real estate operations fell significantly for both the quarter and six month periods. Second period results reflect a profit of $350,220 compared to $711,444 in the prior year, while year-to-date profit of $428,980 compares to last year's profit of $3,460,789. This downturn in profits from real estate operations can be directly attributed to lower profits on commercial real estate sales for both the quarter and six month periods. Sales of commercial property for 1995's six month period totaled 31 acres generating revenues of $542,000 and profits of $303,000, with profits of $242,000 recorded in the second quarter on the sale of 29 acres. These results compare to the sale of 33 acres, plus the sale of impact fee credits, in 1994's first six months producing profits over $3,750,000 on revenues exceeding $4,000,000. Second quarter results for 1994 included the sale of 8 acres for $950,000 producing profit of $857,000.

        Forestry operations posted profit gains of over $150,000 for the second quarter and nearly $300,000 for the six months when compared to 1994's same periods. The improved results are attributable to substantially higher revenues on the sale of higher quality timber and increased pricing.

        Profits from income properties improved slightly for both periods on 7% increases in revenues due to higher occupancy levels. Small losses were posted from residential activities for the quarter and six month periods in both years.

General, Corporate and Other

        Sales of 389 acres of undeveloped real estate interests located in Highlands County, Florida produced income of $1,485,439 for the first six months of 1995, with $1,425,741 of the income generated in the second quarter. Results for 1994's first six months include income of $386,991 realized on the sale of 98 acres, of which $355,974 was posted in the second quarter of that year. Interest and other income were up 120% and 204% for the second quarter and six months to date of 1995, respectively. These increases result from higher interest recorded on mortgage notes receivable outstanding from year end 1994 sales. The improvements are offset to the extent of a small loss recorded on the sale of the Mariner Towne Square shopping center located in Spring Hill, Florida. General and administrative expenses decreased 3% in 1995's second three month period compared to 1994, while declining 6% for the six month period. The reductions can be attributed to lower interest expense. Net income for the first six months of 1994 included profits of $94,696, net of income tax, from the discontinued resort operations, with the quarterly results for 1994 including a loss of $51,188, net of income tax. The resort properties were sold July 14, 1994.

FINANCIAL POSITION

        Company profits of $770,429, equivalent to $.12 per share, for 1995's second quarter represent a significant improvement over the breakeven results posted one year earlier; although, year-to-date earnings of $515,931, equivalent to $.08 per share, lag the income of $1,790,071, equivalent to $.29 per share, generated in 1994's first six months. The downturn year-to-date can substantially be attributed to lower profitability on commercial real estate sales. Results from 1994 include one major transaction which produced gains of $2.9 million from the sale of 26 acres. Improvements in 1995's second quarter are primarily due to sales of undeveloped real estate interests in Highlands County, Florida along with improved citrus and forestry results.

        Cash flow for the six months of 1995 was negative $376,834 after the payment of dividends totaling $1,252,254, equivalent to $.20 per share. The dividend represents a 33% increase over the dividends equivalent to $.15 per share paid in August, 1994. Operating activities generated $301,646 of cash flow, while total cash of $1,824,320 was used in investing activities. Investing activities included funds of $2,400,742 invested in investment securities, with an additional $692,105 spent on the acquisition of property, plant and equipment. Offsetting these cash uses were proceeds of $1,225,167 generated from the sale of property, plant and equipment, primarily realized from the sale of the Mariner Towne Square shopping center. Major uses for property, plant and equipment include $420,000 spent for the expansion of the Mariner Village shopping center and $118,000 spent on citrus groves. Cash flow from financing activities provided $1,145,840 as debt increased $2,398,094 offset by the dividends paid. Cash required to fund capital projects for the remainder of the year is estimated at $1,000,000 and will be provided from operations and when necessary existing financing sources. These capital projects are comprised primarily of the continued development of the Ladies Professional Golf Association ("LPGA") mixed-use project and improvements at the citrus packing plant in Lake Placid, Florida.

        Harvesting of company fruit for the 1994-95 citrus crop year ended in late May. Boxes harvested for the crop year totalled 951,249, and although a 5% improvement over last crop year, still down significantly from the 1.25 million boxes harvested two years ago. Company groves are in excellent condition at this time. With the prolific and uniform bloom experienced in early spring and new groves coming into maturity, early signs are pointed toward an abundant 1995-96 company crop and the return to production levels achieved two years ago. The Florida final orange crop for the 1994-95 season totaled 206.7 million boxes, which represents the second largest crop on record. This abundant crop has led to depressed processed fruit prices. Some industry processors feel that a short supply of frozen concentrate orange juice in late summer, caused by a decrease in product since the end of 1994, may boost pricing in the fall.

        Commercial real estate development efforts continue to be centered on the LPGA mixed-use development. The second golf course is nearing the end of the design and engineering phase and permitting should begin in the third quarter of 1995 with construction of the course scheduled for commencement in early to mid-1996. The initial residential lot sales to third party homebuyers occurred in the second quarter. Home construction should commence in the third quarter. These transactions were on the 60 acres of land located in the northern section of the development the company sold to a residential developer at the end of 1994. The I-95 interchange at LPGA Boulevard is now scheduled to be completed by October 1. The development activity within and around the project has led to significant sales activity of property within the project, along with company owned property adjacent to the project. Total commercial real estate contract backlog for closing in 1995 amounts to $7.1 million with additional properties under contract for closing in later years and active discussions taking place on several other properties. The strong commercial real estate contract backlog, along with the improved prospects for the 1995-96 citrus crop year, lead to a forecast of a profitable 1995 and the near future.

                          PART II -- OTHER INFORMATION


Item 1.    Legal Proceedings
        There are no material pending legal proceedings to which the Company or its subsidiaries is a party.

Items 2 through 5.
        Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:
         Exhibit (11) - Computation of Earnings Per Common Share

         Exhibit (27) - Financial Data Schedule (for SEC use only)

    (b)  Reports on Form 8-K
         None filed.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                CONSOLIDATED-TOMOKA LAND CO.
                                         (Registrant)



Date:  August 4, 1995           By:/s/ Bob D. Allen
                                   ---------------------------------------
                                   Bob D. Allen, President and
                                   Chief Executive Officer



Date:  August 4, 1995           By:/s/ Bruce W. Teeters
                                   ---------------------------------------
                                   Bruce W. Teeters, Senior Vice President
                                   Finance and Treasurer

                                EXHIBIT INDEX



                                                                 Page No.
                                                                 --------
No. 11    Computation of Earnings Per Common Share                 13
No. 27    Financial Data Schedule (for SEC use only)               14
