Form 10-Q
period 1995-09-30
CONSOLIDATED TOMOKA LAND CO
filed 1995-11-13
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               Form 10-Q


                X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               ___      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1995


              ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from ___ to ___


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject tosuch filing requirements for the past 90 days.

                    Yes   X               No
                         ___                       ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




                                                  Outstanding
    Class of Common Stock                      November 1, 1995
    _____________________                     _________________
      $1.00 par value                             6,261,272


                CONSOLIDATED-TOMOKA LAND CO.

                            INDEX

                                                           Page No.
                                                           ________
PART I - - FINANCIAL INFORMATION

Consolidated Condensed Balance Sheets -
       September 30, 1995 and December 31, 1994              3


Consolidated Condensed Statements of Income and
       Retained Earnings - Three Months and
Nine Months Ended September 30, 1995 and 1994                4


Consolidated Condensed Statements of Cash Flows -
       Nine Months Ended September 30, 1995 and 1994         5

Notes to Consolidated Condensed Financial Statements         6-8

Management's Discussion and Analysis of Financial
Condition and Results of Operations                          9-11

PART II -- OTHER INFORMATION                                 12


SIGNATURES                                                   13


                           PART I -- FINANCIAL INFORMATION

                             CONSOLIDATED-TOMOKA LAND CO.
                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    (Unaudited)
                                                   September 30,  December 31,
                                                         1995       1994
                                                   ------------   ------------

ASSETS
Cash                                                $ 1,048,566   $   503,545
Investment Securities                                 4,001,926     1,290,955
Notes Receivable                                     10,128,491     9,222,968
Accounts Receivable                                   1,541,412     1,877,220
Inventories                                             861,298       660,461
Cost of Fruit on Trees                                2,893,892     2,435,401
Real Estate Held for Development and Sale            13,966,395    16,626,505
Net Investment in Direct Financing Lease                814,820       880,222
Refundable Income Taxes                                 760,186            --
Other Assets                                            291,133       375,486
Net - Property, Plant, and Equipment                 26,547,835    27,662,652
                                                     ----------    ----------

     TOTAL ASSETS                                   $62,855,954   $61,535,415
                                                     ==========    ==========

LIABILITIES
Customer Deposits                                   $    66,431   $   924,268
Accounts Payable                                      1,630,216       749,277
Notes Payable                                        29,767,805    24,973,283
Accrued Liabilities                                   2,958,920     2,134,670
Deferred Income Taxes                                    95,504        95,504
Income Taxes Payable                                         --     1,481,531
                                                     ----------    ----------

     TOTAL LIABILITIES                               34,518,876    30,358,533
                                                     ----------    ----------

MINORITY INTEREST                                       117,889       146,790
                                                     ----------    ----------
SHAREHOLDERS' EQUITY
Common Stock                                          6,261,272     6,261,272
Additional Paid-in Capital                            1,782,105     1,782,105
Retained Earnings                                    20,175,812    22,986,715
                                                     ----------    ----------

     TOTAL SHAREHOLDERS' EQUITY                      28,219,189    31,030,092
                                                     ----------    ----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $62,855,954   $61,535,415
                                                     ==========    ==========


See Accompanying Notes to Consolidated Condensed Financial
Statements.

                                 CONSOLIDATED-TOMOKA LAND CO.
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited)
                                        Three Months Ended          Nine Months Ended
                                       --------------------------  --------------------------
                                       September 30, September 30,  September 30, September 30,
                                           1995           1994        1995           1994
                                       --------------------------  ------------  -------------

INCOME:
  Citrus Operations:
    Sales of Fruit and Other Income    $    21,118  $    30,297  $ 5,794,311  $ 6,223,041
    Production and Selling Expenses    (   448,902) (   468,504) ( 5,741,660) ( 6,057,006)
                                        ----------   ----------   ----------   ----------
                                       (   427,784) (   438,207)      52,651      166,035
                                        ----------   ----------   ----------   ----------
  Real Estate Operations:
    Sales and Other Income               1,380,354    1,834,771    3,938,205    8,123,751
    Costs and Other Expenses           ( 1,157,023) ( 1,248,689) ( 3,285,894) ( 4,076,880)
                                        ----------   ----------   ----------   ----------
                                           223,331      586,082      652,311    4,046,871
                                        ----------   ----------   ----------   ----------
  Profit On Sales of Undeveloped
    Real Estate Interests                      500      593,034    1,485,939      980,025
                                        ----------   ----------   ----------   ----------
  Interest and Other Income                180,549  (   135,121)     460,535  (    43,162)
                                        ----------   ----------   ----------   ----------
OPERATING INCOME (LOSS)                (    23,404)     605,788    2,651,436    5,149,769
GENERAL AND ADMINISTRATIVE EXPENSES    (   831,084) ( 1,013,927) ( 2,711,611) ( 3,022,085)
                                        ----------   ----------   ----------   ----------
INCOME (LOSS) BEFORE MINORITY INTEREST
  IN PARTNERSHIP                       (   854,488) (   408,139) (    60,175)   2,127,684
MINORITY INTEREST                           11,554       10,252       28,902       30,197
                                        ----------   ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                  (   842,934) (   397,887) (    31,273)   2,157,881
INCOME TAXES                               333,672      138,532       37,942  (   721,862)
                                        ----------   ----------   ----------   ----------
INCOME (LOSS)FROM CONTINUING
 OPERATIONS                            (   509,262) (   259,355)       6,669    1,436,019
LOSS FROM DISCONTINUED
  RESORT OPERATIONS (net of tax)                --  (   228,999)          --  (   134,302)
                                        ----------   ----------   ----------   ----------
NET INCOME (LOSS)                      (   509,262) (   488,354)       6,669    1,301,717
RETAINED EARNINGS, Beginning of Period  22,250,392   19,674,250   22,986,715   18,823,370
DIVIDENDS                              ( 1,565,318) ( 1,252,254) ( 2,817,572) ( 2,191,445)
                                        ----------   ----------   ----------   ----------
RETAINED EARNINGS, End of Period       $20,175,812  $17,933,642  $20,175,812  $17,933,642
                                        ==========   ==========   ==========   ==========
PER SHARE INFORMATION:
  Average Shares Outstanding             6,261,272    6,261,272    6,261,272    6,261,272
                                        ==========   ==========   ==========   ==========
  Income (Loss)From Continuing
   Operations                                $(.08)       $(.04)          --        $ .23
  Loss From Discontinued Resort
    Operations (net of tax)                     --        $(.04)          --        $(.02)
                                        ----------   ----------   ----------   ----------
  Net Income (Loss) Per Share                $(.08)       $(.08)          --        $ .21
                                        ==========   ==========   ==========   ==========
  DIVIDENDS PER SHARE                        $ .25        $ .20       $  .45         $.35
                                        ==========   ==========   ==========   ==========

See Accompanying Notes to Consolidated Condensed Financial
Statements.

                                   CONSOLIDATED-TOMOKA LAND CO.
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



(Unaudited)
                                                          Nine Months Ended
                                                  ----------------------------
                                                   September 30, September 30,
                                                        1995          1994
                                                   ------------- -------------

CASH FLOW FROM OPERATING ACTIVITIES:
CASH RECEIVED FROM:
  Citrus Sales and Other Income                      $ 6,006,455    $ 6,735,006
  Real Estate Sales and Other Income                   6,797,296      8,266,005
  Sales of Undeveloped Real Estate                     1,485,939        980,025
  Interest and Other Income                              453,571        155,014
                                                      ----------     ----------
   Total                                              14,743,261     16,136,050
                                                      ----------     ----------
CASH EXPENDED FOR:
  Citrus Production and Selling Expenses               6,359,068      5,870,901
  Real Estate Costs and Expenses                       2,732,137      2,844,426
  General and Administrative Expenses                  1,039,480      1,491,960
  Interest                                             1,432,010      1,669,041
  Income Taxes                                         2,203,775      1,300,000
                                                      ----------     ----------
       Total                                          13,766,470     13,176,328
                                                      ----------     ----------
     Net Cash Provided by Operating Activities           976,791      2,959,722
                                                      ----------     ----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of Property, Plant, and Equipment      (   997,711)   ( 1,225,634)
  Investments in Investment Securities               ( 2,710,971)   (    25,888)
  Direct Financing Lease                                  65,402         56,035
  Proceeds from Sale of Property, Plant,
     and Equipment                                     1,234,560         15,883
  Cash Flow from Discontinued Resort Operations               --      6,590,626
                                                      ----------     ----------
     Net Cash Provided by (Used in) Investing
       Activities                                    ( 2,408,720)     5,411,022
                                                      ----------     ----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Cash Proceeds from Debt                              6,750,000      2,800,000
  Payments of Debt                                   ( 1,955,478)   (10,944,656)
  Dividends Paid                                     ( 2,817,572)   ( 2,191,445)
                                                      ----------     ----------
     Net Cash Provided by (Used in) Financing
       Activities                                      1,976,950    (10,336,101)
                                                      ----------     ----------

NET INCREASE (DECREASE) IN CASH                          545,021    ( 1,965,357)
CASH, BEGINNING OF YEAR                                  503,545      2,155,712
                                                      ----------     ----------
CASH,END OF PERIOD                                   $ 1,048,566    $   190,355
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

2. Seasonal Operations. The Company's citrus operations involve a single crop agricultural commodity and are seasonal in nature. To a lesser extent, its forestry activities are seasonal in nature. Accordingly, results for the nine months ended September 30, 1995 and 1994 are not necessarily indicative of results to be expected for the full year. Results of operations for the twelve months ended September 30, 1995 and 1994 are summarized as follows (in thousands):

                                          Twelve Months Ended September 30,
                                -------------------------------------------------
                                        1995                     1994
                                 ---------------------   ------------------------
                                 Revenues  Income(Loss)  Revenues    Income(Loss)
                                 --------- -----------   --------    ------------
Citrus Operations                $ 7,746      $(   27)    $ 8,792      $  1,194
Real Estate Operations            12,343        6,243       8,742         6,727
General Corporate & Other          5,033        1,864       1,278        (2,337)
                                  ------        -----      ------         -----
     Total Revenues              $25,122                  $18,812
                                  ======                   ======

Income Before Income Taxes                      8,080                     5,584
Income Taxes                                   (3,019)                   (1,987)
                                                -----                     -----
Income from Continuing Operations               5,061                     3,597

Loss From Discontinued Resort
Operations (net of income taxes)               (    1)                   (  506)
                                                -----                     -----
  Net Income                                   $5,060                    $3,091
                                                =====                     =====


3.  Common Stock and Earnings Per Common Share.   Primary earnings per
    share are based on the average number of common shares and common share equivalents outstanding during the period. Primary and fully diluted earnings per share are the same for the periods.

4.  Notes Payable.  Notes payable consist of the following:

                                                     September 30, 1995
                                             -----------------------------------
                                                                     Due Within
                                              Total                   One Year
                                            ----------               -----------
Consolidated-Tomoka Land Co.
----------------------------

$15,000,000 Line of Credit                 $ 8,550,000               $ 8,550,000
 Mortgages Payable                           9,703,404                   163,468
 Industrial Revenue Bonds                    3,213,697                   261,870
                                            ----------                 ---------
                                            21,467,101                 8,975,338
                                            ----------                ----------
Indigo Group Ltd.
-----------------
Industrial Revenue Bonds                     2,006,500                    56,400
Mortgages Payable                            6,294,204                    95,029
                                            ----------                ----------
                                             8,300,704                   151,429
                                            ----------                ----------

Total                                      $29,767,805               $ 9,126,767
                                            ==========                ==========


     Indigo Group Ltd. ("IG LTD.") is a 100% owned limited partnership in the real estate business. Included in notes payable is a $2,577,262 mortgage note collateralized by developed real estate in a joint venture project. IG Ltd.'s 50% partner is jointly liable on the note.

     Payments applicable to reduction of principal amounts will be required as follows:


                               Consolidated-      Indigo
                                 Tomoka           Group
      Year Ending Sept. 30,     Land Co.          Ltd.           Total
      ---------------------    -------------    ----------    ----------
      1996                      $ 8,975,338    $   151,429    $9,126,767
      1997                          543,615        159,556       703,171
      1998                          590,603        168,387       758,990
      1999                          641,662      2,611,014     3,252,676
      2000                          697,146        142,804       839,950
      Thereafter                 10,018,737      5,067,514    15,086,251
                                 ----------      ---------    ----------
                                $21,467,101    $ 8,300,704   $29,767,805
                                 ==========      =========    ==========



     In the first nine months of 1995 interest totaled $1,646,632 of which $97,976 was capitalized to land held for development and sale. Total interest for the nine months ended September 30, 1994 was $1,669,041, all of which was expensed during the period.

5. Discontinued Operations. On July 14, 1994, the Company sold its resort complex for a price of $7,175,000. The sales price of the transaction approximated book value of the assets. Summary financial information follows:



                                                Three Months Ended     Nine Months Ended
                                               ------------------     -----------------
                                               Sept. 30,   Sept.30,   Sept. 30,  Sept. 30,
                                                 1995        1994       1995       1994
                                               ---------  --------    --------   --------
    Revenues from Discontinued
       Resort Operations                         --         289,918      --      5,596,948
    Income Tax Credits  for Discontinued
       Resort Operations                         --        (138,161)     --     (   81,029)
    Earnings (Loss) Per Share from
      Discontinued Resort Operations
      (net of income taxes)                      --           ($.04)     --          ($.02)


MANAGEMENT'S DISCUSSION AND ANALYSIS

     The Management's Discussion and Analysis is designed to be read in conjunction with the financial statements and Management's Discussion and Analysis in the last annual report.


RESULTS OF OPERATIONS

Citrus Operations

     As is typical for the third quarter, with harvesting of fruit completed by late spring, a loss was posted from citrus operations. The loss of $427,784 reported for 1995's third period represents a 2% improvement over 1994's same period results with negligible revenues recorded for both periods.

     Nine month year-to-date profits from citrus operations totaled $52,651, representing a modest downturn from the $166,035 of profits generated in 1994's first nine months. The unfavorable results can be attributed to a 7% fall in revenues. Revenues of $5,794,311 were produced for the period on the sale of 696,057 boxes of fruit at an average sale price of $8.25 per box. These figures compare to the 718,342 boxes of fruit harvested and sold in 1994's nine month period at an average price of $8.49 per box which generated revenues of $6,223,041. Both the number of boxes harvested and sold and the average sales price for 1995 represent a 3% decline from 1994 levels. Production and selling expenses, coinciding with the lower fruit production, decreased 5% year-to-date to $5,741,660.


Real Estate Operations

     Real estate operating profits for the third quarter and nine months of 1995 were $223,331 and $652,311 respectively, represent a significant downturn from year earlier results. The 25% and 52% fall in revenues for the quarter and year-to-date can be directly traced to unfavorable commercial real estate closing activity. During the first nine months of 1995 closings occurred on 32 commercial acres, of which one acre closed in the third quarter. These closings produced revenues of $850,000 year-to-date including $307,000 during the third quarter. This commercial closing activity compares to 1994 nine month closing level of 86 acres generating revenue of $4,860,000, of which $850,000 was posted in the third period on the sale of 53 acres.

     Increased harvesting, along with higher pricing, produced profit gains from forestry operations of $116,000 for the quarter and $408,000 for the nine month period when compared to the prior year.

     Income properties recorded modest profits for both the three month and nine month periods of 1995 compared to modest losses generated in 1994. These improvements are primarily due to overall higher occupancy levels. Both revenues and expenses from income properties were down slightly for the third quarter of 1995 due to the May sale of the 18,000 square foot Mariner Towne Square shopping center located in Spring Hill, Florida. The earnings impact of the sale was immaterial.


General Corporate and Other

     Profits on sales of undeveloped real estate interests fell sharply in the third quarter, as negligible income was recognized in 1995 compared to income of $593,034 generated primarily on the sale of mineral rights in 1994. Year-to-date the sale of 389 acres in Highlands County produced income of $1,485,939. This compares favorably to the $980,025 generated in 1994's nine month period on the sale of 97 acres in addition to the sale of mineral rights. Interest and other income of $180,549 and $460,535 for the quarter and nine months respectively, show substantial improvement over 1994's third quarter and nine month losses of $135,121 and $43,162, respectively. The losses posted in 1994 were due to a $193,000 write-off of leasehold improvements. Favorable interest and other income results were also due to increased interest income generated on mortgage notes receivable from year end 1994 closings. Reductions in general and administrative expenses of 18% and 10% for the three months and year-to-date 1995 were achieved on lower salary benefit and professional fee costs.

FINANCIAL POSITION

     The seasonal nature of citrus operations, along with slow commercial real estate closing activity, resulted in a loss of $509,262, equivalent to $.08 per share in 1995's third quarter. This loss is in line with prior year's third period loss of $.08 per share or $488,354. Year-to-date slightly over breakeven results at September 30, 1995 compare unfavorably to the $1,301,717 profit, equivalent to $.21 per share, recorded in 1994's nine month period. The downturn in 1995 again can be attributed to the low commercial real estate closing volume.

     Cash flow for the first nine months of 1995 totalled $545,021, with $976,791 generated from operating activities, $2,408,720 used in investing activities and $1,976,950 provided by financing activities. Cash outflow from investing activities included a $2,710,971 increase in investment securities and $997,711 spent on acquisition of property, plant and equipment, offset by $1,234,560 of proceeds on the sale of property, plant and equipment. Acquisition of property, plant and equipment included
$420,000 spent on the expansion of the Winn Dixie supermarket at the Mariner Village shopping center, $230,000 spent on equipment and improvements at the citrus packing house and an additional $230,000 on the citrus groves. The sale of the 18,000 square foot Mariner Towne Square shopping center in Spring Hill, Florida generated the majority of the proceeds from the sale of property, plant and equipment. Funds provided by financing activities included $4,795,000 of additional debt offset by dividends paid of $2,817,572. Dividends declared and paid to date are equivalent to $.45 per share, a 29% increase over the $.35 per share paid one year earlier. Capital additions scheduled for the fourth quarter are relatively small, at approximately $200,000, and will be centered around the Ladies Professional Golf Association
(LPGA) mixed-use development. Operations, and if necessary available financing sources, will be the source of funds for the capital expenditures.

     Although citrus operating profits have been somewhat depressed for the last two years, the near term future looks positive. Company groves are in excellent condition and new growth on trees of all ages is abundant. Early indications of the 1995-1996 company citrus crop point to the return to production levels in excess of 1.2 million boxes, which were last achieved in the 1992-1993 season. This estimate compares to the approximate level of 900,000 to 950,000 boxes harvested the last two seasons. The initial USDA Florida orange crop estimate for the 1995-1996 crop year totaled 202 million boxes. This estimate represents an approximate 3.4 million box drop from the 1994-1995 harvest. The estimated decrease in fruit, coupled with strong demand and relatively low juice inventories on hand, could lead to stronger prices in the future.

     Although progress continues, the extremely wet and rainy weather conditions experienced during the summer and early fall have caused some
delays in development at the LPGA mixed-use development.   Completion of
the I-95 interchange at LPGA Boulevard has been delayed due to the weather
and is scheduled for year end.   Several residential models are under
construction in the development, but again are behind schedule due to the weather. The permitting of the second golf course is on schedule and is expected to be complete by the first part of 1996, at which time construction will begin. The design phase of the clubhouse and resort facilities is underway with construction expected to commence the first half of 1996. Buoyed by the development efforts, sales interest remain very strong on company-owned property in and around the LPGA development. Contract backlog for closing in 1995 is in excess of $8.3 million, with additional properties under contract or under negotiation for closing in 1996 through 1998. A significant amount of work is still ahead to close these contracts, but the conversion of these contracts to closings, coupled with the improved prospects from citrus operations, provide a path to a profitable 1995 and near term future.

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





                                             CONSOLIDATED-TOMOKA LAND CO.
                                                    (Registrant)



Date:  November 10, 1995                     By: /s/  Bob D. Allen
                                                ----------------------
                                                Bob D. Allen, President and
                                                Chief Executive Officer






Date:  November 10, 1995                     By: /s/  Bruce W. Teeters
                                                -------------------------
                                                Bruce W. Teeters,Sr. Vice
                                                President
                                                Finance and Treasurer

                                  EXHIBIT INDEX




                                                          Page No.
                                                          --------
No. 11      Computation of Earnings Per Common Share         15
No. 27      Financial Data Schedule (for SEC use only)       16


                                    EXHIBIT 11

                           CONSOLIDATED-TOMOKA LAND CO. AND SUBSIDIARIES
                               COMPUTATION OF EARNINGS PER COMMON SHARE

                                     For the Three Months Ended  For the Six Months Ended
                                     --------------------------  ------------------------
                                      Sept. 30,     Sept. 30,   Sept. 30,     Sept.30,
                                       1995            1994       1995          1994
                                     ---------      ---------  ----------    ----------
PRIMARY EARNINGS (IN THOUSANDS)
INCOME (LOSS) FROM CONTINUED
   OPERATIONS                        (509,262)      (259,355)       6,669     1,436,019
LOSS FROM DISCONT. RESORT OPERATIONS
 (NET OF TAX)                              --       (228,999)          --      (134,302)
                                    ---------      ---------    ---------     ---------
  NET INCOME (LOSS)APPLICABLE TO
   COMMON STOCK                      (509,262)      (488,354)       6,669     1,301,717
                                    =========      =========    =========     =========

PRIMARY SHARES USED IN COMPUTATION
  WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                6,261,272      6,261,272    6,261,272     6,261,272

SHARES APPLICABLE TO STOCK OPTIONS
  USING THE TREASURY STOCK METHOD
  AT AVERAGE MARKET PRICE FOR
  THE PERIOD                           47,837         30,776       28,594        31,115
                                    ---------      ---------    ---------     ---------
TOTAL PRIMARY SHARES                6,309,109      6,292,048    6,289,866     6,292,387
                                    =========      =========    =========     =========
PRIMARY EARNINGS PER COMMON
 SHARE:

 INCOME (LOSS) FROM CONTINUING
  OPERATIONS                           ($0.08)        ($0.04)       $0.00         $0.23
  LOSS FROM DISCONT. RESORT
   OPERATIONS (NET OF TAX)                 --         ($0.04)          --        ($0.02)
                                    ---------      ---------    ---------     ---------
NET INCOME (LOSS) APPLICABLE
 TO COMMON STOCK                       $(0.08)        ($0.08)       $0.00         $0.21
                                    =========     ==========    =========     =========
FULLY DILUTED SHARES USED IN
 COMPUTATION
  TOTAL PRIMARY SHARES              6,309,109       6,292,048   6,289,866     6,292,387

   SHARES APPLICABLE TO STOCK
    OPTIONS IN ADDITION TO THOSE
    USED IN PRIMARY COMPUTATION
    DUE TO USE OF THE HIGHER OF
    AVERAGE MARKET PRICE OR PERIOD
    END MARKET PRICE                   17,602              --       6,365            --
                                    ---------       ---------   ---------     ---------
                                    6,326,711       6,292,048   6,296,231     6,292,387
                                    =========       =========   =========     =========
FULLY DILUTED EARNINGS PER SHARE:

  INCOME (LOSS) FROM CONTINUTING
   OPERATIONS                          ($0.08)         ($0.04)      $0.00         $0.23)
  LOSS FROM DISCONT. RESORT
   OPERATIONS (NET OF TAX)                 --          ($0.04)         --        ($0.02)
                                    ---------       ---------   ---------     ---------
  NET INCOME (LOSS) APPLICABLE TO
   COMMON STOCK                        ($0.08)         ($0.08)      $0.00         $0.21
                                    =========       =========   =========     =========

TYPE                          EX-27     FINANCIAL DATA SCHEDULE
[ARTICLE]                               5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL EXTRACTED FROM CONSOLIDATED-TOMOKA LAND COMPANY'S 1995 THIRD QUARTER 10-Q AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
[LEGEND]

[PERIOD-TYPE]                 9-MOS
<FISCAL YEAR END>             DEC. 31-1995
[PERIOD-START]                JAN. 01-1995
[PERIOD-END]                  SEPT.30-1995
[CASH]                           1,048,566
[SECURITIES]                     4,001,926
[RECEIVABLES]                   11,669,903
[ALLOWANCES]                             0
[INVENTORY]                     17,721,585
[CURRENT-ASSETS]                         0
[PP&E]                          39,263,167
[DEPRECIATION]                  12,715,332
[TOTAL-ASSETS]                  62,855,954
[CURRENT-LIABILITIES]                    0
[BONDS]                                  0
[COMMON]                         6,261,272
[PREFERRED-MANDATORY]                    0
[PREFERRED]                              0
[OTHER-SE]                      21,957,917
[TOTAL-LIABILITY-AND-EQUITY]    62,855,954
[SALES]                         11,218,455
[TOTAL-REVENUES]                11,678,990
[CGS]                            6,215,799
[TOTAL-COSTS]                    9,027,554
[OTHER-EXPENSES]                 1,721,013
[LOSS-PROVISION]                         0
[INTEREST-EXPENSE]                 961,696
[INCOME-PRETAX]                    (31,273)
[INCOME-TAX]                       (37,942)
<INCOME-CONTINUED>                   6,669
[DISCONTINUED]                           0
[EXTRAORDINARY]                          0
[CHANGES]                                0
[NET-INCOME]                         6,669
[EPS-PRIMARY]                         0.00
[EPS-DILUTED]                         0.00

                                     16