Form 10-Q/A
period 1995-09-30
CONSOLIDATED TOMOKA LAND CO
filed 1996-01-05
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               Form 10-Q/A


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





                                             CONSOLIDATED-TOMOKA LAND CO.
                                                    (Registrant)



Date:  January  05, 1996                     By: /s/  Bob D. Allen
                                                ----------------------
                                                Bob D. Allen, President and
                                                Chief Executive Officer






Date:  January  05, 1996                     By: /s/  Bruce W. Teeters
                                                -------------------------
                                                Bruce W. Teeters,Sr. Vice
                                                President
                                                Finance and Treasurer

                                  EXHIBIT INDEX




                                                          Page No.
                                                          --------
No. 11      Computation of Earnings Per Common Share         15
No. 27      Financial Data Schedule (for SEC use only)       16


                                    EXHIBIT 11

                           CONSOLIDATED-TOMOKA LAND CO. ANDSUBSIDIARIES
                               COMPUTATION OF EARNINGS PER COMMONSHARE

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

                                     15