Form 10-K
period 1995-12-31
CONSOLIDATED TOMOKA LAND CO
filed 1996-03-25
CIK 23795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                       FORM 10-K

                     X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  ______     THE SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year ended December 31, 1995

               _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                             For the transition period from ___ to ___

                            Commission File Number 0-5556

                            CONSOLIDATED-TOMOKA LAND CO.
                     (Exact name of registrant as specified in its charter)

FLORIDA                                                      59-0483700
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

149 South Ridgewood Avenue
Daytona Beach, Florida                                        32114
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X
               ------
The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 8, 1996 was approximately $21,441,624.

The number of shares of the Registrant's Common Stock outstanding on March 8, 1996 was 6,261,272.

Portions of the 1995 Annual Report to Stockholders of Registrant are incorporated by reference in Part II of this report. Portions of the Proxy Statement of Registrant dated April 1, 1996 are incorporated by reference in
Part III of this report.

                                       PART I

Item 1.  Business
-----------------

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

Revenues of each segment are as follows:


                                                Year Ended December 31,
                                     ----------------------------------------
                                      1995           1994               1993
                                     -------         -------           ------
                                                     (In Thousands)
                                        $                $                $
Citrus Operations                     8,819            8,175           10,719

Real Estate Operations                7,743           16,528           15,780

General Corporate and
  Other Operations                    7,122            4,023              967
                                     ------           ------           ------
     Combined                        23,684           28,726           27,466
                                     ======           ======           ======

Operating Income (Loss) for each segment is as follows:


                                                 Year Ended December 31,
                                      --------------------------------------
                                       1995            1994             1993
                                      ------          ------           ------
                                                     (In Thousands)
                                         $                 $              $
Citrus Operations                        629               86           2,286

Real Estate Operations                 2,889            9,637           2,184

General Corporate and
  Other Operations                     3,602              508         ( 2,657)
                                      ------           ------           ------
      Combined                         7,120           10,231           1,813
                                      ======           ======           ======

-----------------------------

Identifiable assets of each segment are as follows:

                                                 At December 31,
                                   ------------------------------------------
                                      1995          1994             1993
                                   ---------       --------         ---------
                                            (In Thousands)
                                        $               $                 $
Citrus Operations                    17,866          17,349            17,313

Real Estate Operations               35,349          40,813            35,728

General Corporate and
  Other Operations                    6,478           3,373             5,967

Net Assets of Discontinued Resort
  Operations                             --              --             6,807
                                   ---------       ---------         --------
      Combined                       59,693          61,535            65,815
                                   =========       =========         ========

     Identifiable assets by segment are those assets that are used in each segment. General corporate assets and those used in the Company's other operations consist primarily of cash, temporary investments, notes receivable, and property, plant, and equipment.

CITRUS
------
     Citrus groves. The Company, under the name Lake Placid Groves, owns and operates approximately 4,300 acres of orange and grapefruit groves located primarily in three large parcels in Highlands County, Florida. The average age of grove trees is 15 years, well within the average 45-year productive life.
At December 31, 1995, about 3,400 acres were classified as fruit bearing.
The balance of the acreage has been planted substantially with young trees as part of the grove renovation discussed below. These groves will become fruit bearing over the next two years. All groves require expenditures chargeable to production expenses, such as fertilizer, irrigation, and cultivation.

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

-----------------------------

     The Company has an agreement in place with Turner Foods, Inc. whereby the Company processes the portion of Turner's crop being sold on the fresh market through the Company's packing house. Turner also pays the Company for delivery of the fruit. The obligations under the agreements can be terminated by either party on August 31 of each year upon thirty days written notice. The amounts received by the Company for such services for the years ended 1995, 1994 and 1993 amounted to $449,605, $699,423, and $329,605, respectively.

     That portion of the Company's citrus crop which is not sold as fresh fruit is processed by Citrus World Inc., an agricultural cooperative under a participating marketing pool agreement. The agreement is a two year arrangement which the Company may terminate on October 1 of the second year by giving written notice sixty days prior to such date. Citrus World, one of the larger processors of citrus products in the United States, pools its own fruit with the fruit purchased from the Company and other citrus growers, processes the pooled fruit, and sells the products produced therefrom. Each participant in the pool, including Citrus World, shares ratably in the proceeds from the sales of these products, net of Citrus World's actual processing and marketing costs, plus a per-unit handling fee. Citrus World makes periodic payments to all participants on their pro-rata share of net sales proceeds and makes final payment after all the products in the pool have been sold. During the years 1995, 1994, and 1993, the Company's sales under the above pooling agreement amounted to $2,912,415, $2,993,457, and $4,086,996, respectively.

     The percentages of the Company's citrus which are sold as fresh fruit and which are diverted to the processing plant can vary considerably from year to year, depending upon fruit size, exterior appearance, and the relative profitability of the markets. During the crop year ended August 31, 1995, approximately 38% of the Company's citrus crop was sold as fresh fruit and the balance was diverted to the cannery, as compared with 43% in the crop year ended August 31, 1994 and 45% the crop year ended August 31, 1993.

     The citrus industry, which is seasonal in nature as are other agricultural pursuits, is subject to wide fluctuations in income because of changes in demand, weather conditions, and other economic factors. Also affecting income are the amounts of frozen concentrate orange juice from Brazil which can maintain high supply levels and tend to lower selling prices. The Company's sales of fresh citrus fruit can be affected adversely by marketing orders issued by the United States Department of Agriculture under the Agricultural Marketing Agreement Act, which can result in periodic proration, controlled by grade and size, of interstate shipment of Florida oranges and grapefruit.
Also, tariffs established by the International Tariff Commission and approved by Congress can impact the cost of importing citrus products and thus affect the supply and selling prices of processed citrus. The North American Free Trade Agreement, which was passed in 1994, may also have an effect on future fruit prices as it is phased in.

RESORT OPERATIONS
-----------------

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

------------------------------

     On January 4, 1992, the Company had assumed a leasehold interest in a 21,000-square-foot restaurant located adjacent to the Indigo Lakes Holiday Inn Crowne Plaza Resort. The Resort's food and beverage division operated the building as a restaurant and lounge for a portion of the period from time of lease until April of 1993, after which it stood empty until the lease with the Company was terminated in 1994.

     The Company owned and operated a 143-unit motel at the intersection of interstate Highway 95 and U.S. Highway 92 in Daytona Beach, Florida, under a License Agreement with Howard Johnson Motor Lodge Inc. until it was sold August of 1991.


REAL ESTATE OPERATIONS
----------------------

     Commercial Development. In August of 1989, the Company reached an agreement in principle with the Ladies Professional Golf Association ("LPGA") and the City of Daytona Beach, which calls for the planning and development of a site for the national headquarters of the LPGA along with two championship golf courses. The mixed-use development will also include a clubhouse, resort facilities, residential communities along with other commercial uses. This development is on approximately 3,800 acres of land in Daytona Beach owned by the Company's real estate development subsidiary, Indigo Development Inc. ("IDI"), plus 500 acres owned by the City of Daytona Beach immediately west of Interstate 95. The LPGA has successfully relocated its headquarters to Daytona Beach and currently occupies rental offices owned by IDI, while their new facilities are under construction. The official opening of the LPGA International golf course occurred in July 1994. In December 1994, the first sale within the development was completed with the closing of 60 acres of residential land located in the northern section of the property. During 1995, the first residential units within the community were completed with several additional units under construction, contract or reservation. In early
1996, the Interstate 95 interchange at LPGA Boulevard, which is the north and main entrance to the project, was opened for use. The second golf course, which is located in the southern half of the LPGA project, is in the early stage of development as land clearing has commenced. The clubhouse and resort facilities are in the design phase with construction projected to begin by mid to late 1996. The Company will donate the land for the second golf course to the City of Daytona Beach and will sell the land for the clubhouse and resort facilities to a third party entity which will manage and operate the golf course and resort facilities.

     Indigo Commercial Realty, a commercial real estate brokerage company formed in 1991, is the Company's agent in the marketing and management of commercial properties. In addition to the LPGA development, approximately 105 acres of fully developed sites, owned by Indigo Group Inc. and Indigo Group Ltd. ("IG LTD") were available for sale at December 31, 1995. All development and improvement costs have been completed at these sites. All of these commercial sites are located in the Daytona Beach area.

     Residential. Until December 1993, the Company, through IG LTD, operated in residential development, building and sales businesses. At the end of 1993 IG LTD closed down the development and building functions. IG LTD continues to sell its remaining lot inventory in the following communities:

     Riverwood Plantation, a 180-acre community in Port Orange, Florida with 79 lots remaining at December 31, 1995.

     Indigo Lakes, a 200-acre development located in Daytona Beach with 6 lots remaining at December 31, 1995. This community also includes a 304 unit apartment complex constructed in 1989 by a joint venture between IG LTD and the Trammel Crow Company. The apartment complex was sold to the mortgage holder in 1994.

-----------------------------


     Tomoka Heights, a 180-acre development adjacent to Lake Henry in Highlands County, Florida. There are approximately 160 developable lots remaining to be sold. The sales and construction operations are performed by third parties as of January 1994.

     IG LTD was the developer and builder in three additional communities in Volusia County:

     Dunlawton Hills, a 320-unit community comprised of sixty acres in Port Orange, Florida which was sold out in 1991.

     St. Andrews Highlands at Pelican Bay, a 166 unit golf course community on 34 acres in Daytona Beach, Florida which was sold out in 1991.

     Woodlake, a community on 62 acres in Port Orange, Florida containing 185 units which sold out in 1993.

     IG LTD also provided shelter housing contract services to homesite owners in Palm Coast in Flagler County, approximately twenty-five miles north of Daytona Beach, Florida. The sales and administrative offices at Palm Coast were consolidated with Daytona Beach facilities in 1991 due to the weak economy and extremely competitive market, effectively eliminating the construction services in Palm Coast. IG LTD had an inventory of forty-six fully developed non-contiguous lots in Palm Coast at December 31, 1995.


     Income Properties - Volusia County.   On December 31, 1986, the Company
acquired a two-building office complex in downtown Daytona Beach. The larger building, known as Consolidated Center, is a modern steel and glass, seven-story, 47,000-square-foot office building constructed in 1985.
The Company moved its corporate headquarters to the building in January 1988. The remaining space is under lease to other tenants. The smaller building at 17,000 square feet is subject to an existing lease/purchase agreement and is considered a direct financing lease by the Company.

     In March 1984, the Company acquired a 24,000-square-foot office building
of masonry construction in Daytona Beach.   As of December 31, 1995, all
space was fully leased, with the LPGA as the principal tenant. The remaining space is occupied by a physician specializing in rehabilitative practices.

     The 11,000-square-foot office building previously used as the Company's administrative offices in Daytona Beach and subsequently leased to 3rd parties was sold in December 1992.

     A 10,800-square-foot office building in Daytona Beach constructed in 1989 was leased to a major insurance company until sold in 1992.

     A restaurant and lounge building located adjacent to the Howard Johnson motel facility described under "Business - Resort Operations" was formerly leased. This property was sold with the Howard Johnson Motor Lodge in 1991.

     Two service stations located near the interchange of Interstate Highway
95 and U. S. Highway 92, which pass through the Daytona Beach area lands owned by the Company, were leased to major oil companies until sold in December 1992. A third service station, located at the interchange of Interstate 95 and State Road 40, was leased to a major oil company through December 31, 1991, at which time it was sold.

------------------------------

     During 1978 and early 1979, the Company constructed a commercial building at the intersection of Interstate 95 and State Road 40. Previously this facility was operated as a gift and fruit shop. This building was sold in December 1993.

     Income Properties - Highlands County. The Company leased a 50,000-square-foot building, located in Sebring, Florida, to Scotty's Home Builder's Supply, Inc until sold in early 1993. Two other buildings formerly vacant were leased up with occupancy in early 1992: A 12,000-square-foot facility was leased for a ten-year term with an option to purchase, and sold in 1993. A second 10,500-square-foot building, formerly the Company's administrative office, was leased for a three-year term. This 10,500-square-foot building was sold in December of 1992.

     Sunshine Newspaper, Inc. leased from the Company a 7,000-square-foot building located near Lake Placid, in which it operated a printing plant until the building was sold to them in 1993.

     Other Income Properties. The Company owns several commercial rental properties throughout Florida. The Mariner Village Shopping Center is a 70,000-square-foot neighborhood center located in Spring Hill, Florida. Mariner's anchor tenants are a Winn Dixie grocery store and Eckerd drug store. The Winn Dixie grocery store expanded its store by 10,500 square feet during 1995. This property was 93% occupied at year end 1995. Mariner Towne Square, an adjacent 18,000 square foot facility, was sold during 1995. Forest Center is a 72,000-square-foot neighborhood shopping center located east of Ocala, Florida. This facility was 95% leased at December 31, 1995 and has a Winn Dixie grocery store, Eckerd drug store and Family Dollar department stores as its anchor tenants. During 1993, Winn Dixie expanded its leased space by 10,500-square-feet at the Forest Center location. Another developed commercial property is a 24,000-square-foot office building at Palm Coast. This property was 98% leased at December 31, 1995.

     Forest product sales. Income from sales of forest products varies considerably from year to year depending on economic conditions and rainfall, which sometimes limits access to portions of the woodlands. In addition, drought conditions such as experienced in early 1985 and throughout 1990 sharply increase the potential of forest fires.

     The timber lands encompass approximately 24,000 acres west of Daytona Beach. Forest product sales during the next few years are projected to exceed expenses which are primarily real estate taxes. Additional expenses include the costs of installing roads and drainage systems, reforestation, and wild fire suppression.

     Subsurface Interests. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 550,700 "surface" acres of land owned by others in various parts of Florida, equivalent to approximately 305,000 acres in terms of full interest. The Company leases its interests to mineral exploration firms whenever possible.

     At December 31, 1995, mineral leases were in effect covering a total of 12,616 surface acres. Although the leases are for five- to ten-year terms, they are terminable annually by the lessees; and the lessees have no obligation to conduct drilling operations. Leases on 3,360 acres have reached maturity but are held by the oil companies without annual rental payments because of producing oil wells, on which the Company receives royalties.

-------------------------------

     The purchasers of 82,543 surface acres in which the Company has a one-half reserved mineral interest are entitled to releases of the Company's rights if such releases are required for residential or business development. Consideration for such releases on 73,117 of those acres would be at the rate of $2.50 per surface acre. On other acres the Company's current policy is to grant no releases of its reserved mineral rights. In rare instances, a release of surface entry rights might be granted upon request of a surface owner who requires such a release for special financing or development purposes.

     At December 31, 1995, there were four producing oil wells on the Company's interests. During 1995 no new wells were brought into production. Volume in
1995 was 117,831 barrels and volume in 1994 was 141,488 barrels.   Production
for prior recent years was:   1993 - 111,739 barrels, 1992 - 130,693
barrels, and 1991 - 125,995 barrels.


GENERAL, CORPORATE AND OTHER OPERATIONS
_______________________________________

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

     Land development beyond that discussed in "Business - Real Estate Operations" will necessarily depend upon the long-range economic and population growth of Florida and may be significantly affected by fluctuations in economic conditions, prices of Florida real estate, and the amount of resources available to the Company for development.

     No major sales of undeveloped lands are under consideration at this time.


     Employees. The Company has approximately 150 employees, including approximately 81 seasonal employees in citrus operations. During the citrus harvesting season, these seasonal employees are hired to pack and handle the citrus crop. No employees are represented by unions. The Company considers its employee relations to be satisfactory.

Item 2.  Properties
--------------------

     Information concerning the Company's properties is included on pages
2-4 of the Company's 1995 Annual Report to Shareholders (the "Annual Report") under the captions "Land Holdings", "Citrus", "Conference Center and Resort" and "Real Estate Operations" and is incorporated herein by reference. Except for parts of the Annual Report expressly incorporated herein by reference, the annual report is not to be deemed filed with the Securities and Exchange Commission.

Item 3.  Legal Proceedings
-------  -------------------

     There are no material pending legal proceedings to which the Company or its subsidiaries are a party.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.

PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters
------- ------------------------------------------------------------------------

     Information concerning the Company's common stock and dividends is included on page 28 of the Annual Report under the caption "Common Stock Prices and Dividends" and page 4 under the caption "Five-Year Financial Highlights" and such discussion is incorporated herein by reference.

Item 6.  Selected Financial Data
-------  -----------------------

     Five-year financial statement data is included on page 4 of the Annual Report under the caption "Five-Year Financial Highlights" and such information is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
                           Results of Operations
                           ----------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 25 through 27 of the Annual Report, under the captions "Management's Discussion and Analysis," and "Financial Position" and such discussion is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

     Financial Statements
     --------------------

     Financial statements incorporated by reference in this report are listed at Part IV, Item 14 (a), "Financial Statements".

Item 9.  Disagreements on Accounting and Financial Disclosures
-------  -----------------------------------------------------

     There were no disagreements with accountants on accounting and financial disclosures during the two years ended December 31, 1995.

                                    PART III

     The information required by Items 10, 11, 12, and 13 is incorporated herein by reference to the registrant's 1995 annual meeting proxy statement pursuant to Instruction G to Form 10-K. On March 25, 1996, the registrant anticipates filing with the Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934, its definitive proxy statement to be used in connection with its 1995 annual meeting of shareholders at which directors will be elected for the ensuing year.

     Executive Officers of the Registrant
     ------------------------------------

     The executive officers of the registrant, their ages at January 31, 1996, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

     Bob D. Allen, 61, president and chief executive officer, March 1990 to present

     Bruce W. Teeters, 50, senior vice president-finance and treasurer, January 1988 to present


     Both of the above are elected annually as provided in the By-Laws.

                                          PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------

     (a.)     1.  Financial Statements
                  ---------------------

     The Company's 1993, 1994, and 1995 financial statements, together with the reports of Arthur Andersen LLP, dated February 8, 1996, and Rex Meighen & Company, dated February 10, 1994, appearing on pages 5 to 23 of the accompanying 1995 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report. The following is a list of such financial statements with references to the pages of the 1995 Annual Report to Shareholders on which they may be found:

                                                                 Annual Report
                                                                   Page No.
                                                                 --------------
     Report of Independent Certified Public Accountants                5

     Consolidated Statements of Operations and Retained Earnings
       for the three years ended December 31, 1995                     6

     Consolidated Balance Sheets as of December 31, 1994 and 1995      7

     Consolidated Statements of Cash Flows for the three
       years ended December 31, 1995                                   8-9

     Notes to Consolidated Financial Statements                        10-23

     With the exception of (i) the aforementioned financial statements and
(ii) the information incorporated under Items 2, 5, 6, and 7, the 1995 Annual Report to Shareholders is not to be deemed filed as part of this report.


     (a.)     2.  Other Schedules
                  ---------------

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

        (10)      Material Contracts:

        (10.1) Marketing Agreement executed on September 1, 1994 between Citrus World, Inc. and Consolidated-Tomoka Land Co. filed with the Registrant's annual report on Form 10-k for the year ended December 31, 1994 and incorporated by this reference.

        (10.2) Amendment No. 1 to Marketing Agreement executed on September 21, 1995 between Citrus World, Inc. and Consolidated-Tomoka Land Co.

        (10.3) Packing House Agreement executed on September 26, 1995 between Turner Foods Corporation and Consolidated-Tomoka Land Co.

        (10.4) The Consolidated-Tomoka Land Co. Unfunded Deferred Compensation Plan executed June 1, 1981 filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1981 and incorporated by this reference.

        (10.5) The Consolidated-Tomoka Land Co. Unfunded Deferred Compensation Plan executed on October 25, 1982 filed with the registrant's annual report on Form 10-K for the year ended December 31, 1982 and incorporated by this reference.

        (10.6) The Consolidated-Tomoka Land Co. Stock Option Plan effective April 26, 1990 filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990 and incorporated by this reference.

        (11)      Statement regarding Computation of Per Share Earnings.

        (13) 1995 Annual Report to Shareholders. (With the exception of the information incorporated under Items 2, 4, 5, 6, and 7 the 1995 Annual Report to Shareholders is not deemed to be filed as part of this report.)

        (21)      Subsidiaries of the Registrant

Item 14. Exhibits, Financial Statements schedules and Reports on Form 8-K (continued)


             (23.1)    Consent of Rex Meighen & Company

             (23.2)    Consent of Arthur Andersen LLP

             (27)      Financial Data Schedule

     (b)     Reports on Form 8-K

             No reports were filed on Form 8-K during the fourth quarter of the year ended December 31, 1995.

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



                                           CONSOLIDATED-TOMOKA LAND CO.
                                                  (Registrant)


3/25/96                                        By:  /s/ Bob D. Allen
                                                   -----------------------
                                                   Bob D. Allen, President
                                                   and Chief Executive Officer



     Pursuant to the requirements of the Securities Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



3/25/96    Chairman of the Board and Director      By: /s/ David D. Peterson
                                                       ---------------------
                                                        David D. Peterson


3/25/96    President, Chief Executive
           Officer (Principal Executive
           Officer), and Director                  By: /s/ Bob D. Allen
                                                       ------------------
                                                       Bob D. Allen


3/25/96    Senior Vice President-Finance
           Treasurer (Principal Financial
           and Accounting Officer), and           By: /s/ Bruce W. Teeters
           Director                                   ---------------------
                                                       Bruce W. Teeters



3/25/96    Director                              By:  /s/ John C. Adams, Jr.
                                                      ----------------------
                                                       John C. Adams, Jr.



3/25/96     Director                              By: /s/ Robert F. Lloyd
                                                      -----------------------
                                                       Robert F. Lloyd

                            EXHIBIT INDEX

                                                                   Page No.

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

10        Material Contracts:

(10.1)    Marketing Agreement executed September 1, 1994 between Citrus      *
          World, Inc. and Consolidated-Tomoka Land Co. filed with the registrant's annual report on Form 10-K for the year ended December 31, 1994 and incorporated by this reference.

(10.2)    Amendment No. 1 to Marketing Agreement dated September 21,
          1995 between Citrus World, Inc. and Consolidated-Tomoka
          Land Co.                                                          16

(10.3)    Packing House Agreement executed September 26, 1995 between
          Turner Food Corporation and Consolidated-Tomoka Land Co.          18

(10.4)    The Consolidated-Tomoka Land Co. Unfunded Deferred Compensation
          Plan executed June 1, 1981 filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1981 and
          incorporated by this reference.                                    *

(10.5)    The Consolidated-Tomoka Land Co. Unfunded Deferred Compensation
          Plan executed on October 25, 1982 filed with the registrant's annual report on Form 10-K for the year ended December 31, 1982
          and incorporated by this reference.                                *

(10.6)    The Consolidated-Tomoka Land Co. Stock Option Plan effective
          April 26, 1990 filed with the registrant's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1990 and incorporated
          by this reference.                                                 *

(11)      Statement regarding Computation of Per Share Earnings.            21

(13)      1995 Annual Report to Shareholders                                22

(21)      Subsidiaries of the Registrant                                    54

(23.1)    Consent of Rex Meighen & Company                                  55

(23.2)    Consent of Arthur Andersen LLP                                    56

(27)      Financial Data Schedule                                           57

* - Incorporated by Reference

                                   EXHIBIT 10.2

                                  CITRUS WORLD, INC.
                        AMENDMENT NO. 1 TO MARKETING AGREEMENT

      THIS AMENDMENT AGREEMENT made this 21st day of September 1995 by and between CITRUS WORLD, INC., a cooperative association organized under the laws of Florida hereinafter "Citrus World") and Consolidated-Tomoka Land Co. of Lake Placid, Florida, (hereinafter "Member")

                              WITNESSETH

     WHEREAS heretofore on or about September 1, 1994 Citrus World and Member entered into a certain Marketing Agreement respecting the processing and marketing of citrus fruit upon specified terms and conditions as therein provided (hereinafter the "Marketing Agreement"); and

     WHEREAS the parties now desire to amend said Marketing Agreement in the manner provided below;

     NOW THEREFORE for and in consideration of the premises and of the agreements, covenants and conditions hereinafter set forth the parties agree as follows:

     A. Paragraph 1(f) of the Marketing Agreement, being the definition of "Limited Fruit" shall be amended to read as follows:

     (f) "Limited Fruit" shall mean all citrus fruit from Member the quantity of which has been set, in terms of a specified number of boxes, by Citrus World's Board of Directors less an allowance, not to exceed five percent (5%) of said total quantity of fruit as fixed by the Board, to accommodate Member's fresh fruit operations. Fruit comprising said 5% allowance may be of any variety regardless of the restrictions on changes in the quantity and variety of fruit as contained in paragraph 3 of this Agreement, and may be packed in any packing house provided that all eliminations derived from such packing operation (or equivalent quantity and variety) shall be delivered to Citrus World.

     B. Paragraph 1(g) of the Marketing Agreement, beginning the definition of "Grove Property" shall be amended by deleting the date "September 1, 1995" as it appears at the end of the second last sentence thereof and replacing it with the date "September 1, 1998."

     C. Paragraph 11 of the Marketing Agreement, Replacement of Grove Property shall be amended by adding the following as new subparagraph (f):

     (f) no replacement shall be allowed where the reduction in Member's designated Grove Property (i) consists of property located within any of the three grove developments known as Cooperative Producers Inc., Ranch One, Inc., and Cooperative Three, Inc.; AND (ii) the restrictive covenants and/or contractual arrangements remain in effect whereby the marketing of fruit grown on such property is restricted.

Said Paragraph 11 shall also be amended by moving the word "and" from the end of subparagraph (d) to the end of subparagraph (e) with appropriate punctuation changes.

     D. Paragraph 14 of the Marketing Agreement, Increase in Grove Property Acreage or Amount of Fruit, shall be amended by changing the heading thereof to read "Increase or Decrease in Grove Property Acreage or Amount of Fruit"; also by changing subparagraph (b) to read as follows:

     (b) The quantity of Grove Property listed by Member pursuant to paragraph 3 may be increased or decreased whenever such change is to consist solely of grove properties located within any of the three grove developments known as Cooperative Producers, Inc.; Ranch One, Inc.; and Cooperative Three, Inc.; provided that such right shall terminate whenever the restrictive covenants and/or contractual arrangements currently applicable to such properties restricting the marketing of fruit grown thereon expire or terminate.

     E. All of the amendments to the Marketing Agreement set forth herein shall be effective September 1, 1995 and except as herein amended, the Marketing Agreement shall continue in full force and effect.


     IN WITNESS WHEREOF the parties have executed this Amendment as of the day and year first above written by their officers thereunto duly authorized.



CITRUS WORLD INC.                            MEMBER

                                             CONSOLIDATED-TOMOKA LAND CO.

By: /s/  F. M Hunt                           By:  /s/ Hugh J. Veley
   ----------------                              -------------------
Title:  President                            Title:  V. P. - Citrus

                                 EXHIBIT   10.3


                               PACKING HOUSE AGREEMENT

     THIS AGREEMENT, made and entered into the 26th day of September, 1995, by and between TURNER FOODS CORPORATION, a Florida corporation, 25450 Airport Road, Punta Gorda, Florida 33950 (herein referred to as "TFC") and CONSOLIDATED-TOMOKA LAND CO., Post Office Box 1005, Lake Placid, Florida 33852 (hereinafter referred to as "CONSOLIDATED").

                                     WITNESSETH

WHEREAS, CONSOLIDATED is the owner and operator of a fresh citrus fruit packing house located near Lake Placid, Florida (hereinafter referred to as the "packing house"), and

WHEREAS, TFC is the owner of citrus groves located in Highlands, Collier, Hendry and DeSoto Counties, Florida, known as the 'HICKORY, HIGHLAND, GATOR SLOUGH, and DESOTO CITRUS GROVES", and

WHEREAS, the parties desire that a portion of the citrus fruit raised on said TFC CITRUS GROVES which is suitable for packing as fresh fruit shall be run through CONSOLIDATED's packing house, pursuant to the terms and conditions hereinafter set forth:

1.0 Committed Fruit: TFC agrees to deliver and CONSOLIDATED agrees to receive at its packing house the following estimated quantities providing that previous commitments can be met:

   Variety                         Estimated Quantity
   ------------------              -----------------------
   Robinson Tangerine              15,000
   Hamlin Orange                   As mutually agreed upon
   Pineapple Orange                As mutually agreed upon
   Orlando Tangelo                 50,000
   Temple                          50,000
   Murcott Tangerine               25,000
   Valencia                        as mutually agreed upon

The above volumes are subject to market conditions, TFC and CONSOLIDATED have the right to add varieties or volumes, or to delete varieties or volumes, if acceptable to both parties.

2.0 Pools: All fruit from TFC run through CONSOLIDATED's packing house will be pooled with other fruit of like grade and quality from CONSOLIDATED or from other growers.

2.1 Pool Periods: All fruit harvested will be accounted for in a seasonal pool period by variety. The seasonal pool period is further defined as August through June or upon completion of final harvest of fruit covered by this Agreement.

2.2 Pack-out: CONSOLIDATED shall account for all fruit, received by its packing house from HICKORY, HIGHLAND, GATOR SLOUGH, or DESOTO CITRUS GROVES separately and on a daily basis by standard box (hereinafter defined and shall transmit DAILY to TFC (c/o Jim Snively; FAX No. 941-465-6837) a report of all pack-out data for such fruit. "Pack-Out Data" shall be deemed to mean listing by variety and by grade of (i) all fruit that meets fresh fruit standards and (ii) all fruit that is eliminated.

3.0 Packing and Selling Costs: Packing and selling costs are based on a packed 1-3/5 bu. carton.

3.1  Packing Costs:  Packing and costs based on a packed 1-3/5 bu. box:

Packed In         4/5 Bu     2/5 Bu    #4          #5          Bulk Bins
                  Carton     Carton    Bagmasters  Bagmasters  Wood
                  ------     ------    ----------  ----------  ---------
     Oranges      $5.40      $7.00     $6.90       $6.80       $1.50
     Temples      $5.40      $7.00     $6.90       $6.80       $1.50
     Tangelos     $5.40      $7.00     $6.90       $6.80       $1.50
     Tangerines   $6.90      N/A       N/A         N/A         $1.50
     Tangerines 3# Bags--   $8.30

3.2  Selling Costs:  $0.30 per packed or bulk standard box.

3.3  Handling Costs:  $0.20 per packed or bulk standard box.

3.4 Elimination Haul: Hauling: Per weight box (90 lbs. for Oranges, Temples and Tangelos; 95 lbs. for Tangerines).


  Elimination Haul Rates:
                                                        Temple
                                                        Tangelo
  Destination                      Orange               Tangerine
  -----------                      ---------            ---------
  Silver Springs, Winter Garden    $0.50/box            $0.60/box
  SunPac, Winter Haven             $0.42/box            $0.52/box
  Coke, Auburndale                 $0.45/box            $0.55/box
  Tropicana, Bradenton             $0.45/box            $0.55/box
  Tropicana, Fort Pierce           $0.45/box            $0.55/box
  Cargill, Frostproof              $0.35/box            $0.45/box
  LaBelle                          $0.35/box            $0.45/box
  Orange Co., Bartow               $0.42/box            $0.52/box

3.5 Elimination Charges: $0.25 for Orange, Temples, Tangelos: $0.40 for Tangerines.

3.6 Industry Assessments: As set by the industry groups and is to be deducted from Fruit Proceeds of TFC and paid by CONSOLIDATED. Rates to be determined and added as an addendum.

4.0 Haul Charges from Grove to Packing House: CONSOLIDATED agrees to haul all fruit from HICKORY CITRUS GROVE for $0.16 per box, from HIGHLANDS and GATOR SLOUGH CITRUS GROVES for $0.40 per box, and from DESOTO CITRUS GROVE for $0.20 per box, to be deducted from Fruit Proceeds of the participation plan.

5.0  Pick and Roadside Charges: Pick and roadside charges will be negotiated
with an independent contractor approved by TFC.   TFC will pay for all pick and
roadside charges direct to harvester. CONSOLIDATED agrees to advance TFC $1.25 per box weekly for fruit delivered to packing house.

  6.0 Elimination Fruit: Packing house eliminations will be sold directly to a processing plant of TFC's choice under a separate contract agreement. Proceeds from sale of elimination fruit will go directly to TFC. TFC will furnish TFC Trip Ticket books, one for each grove, for a CONSOLIDATED representative to write for each load of eliminations delivered for TFC's account. CONSOLIDATED will mail, daily, copies of TFC Trip Tickets to the Punta Gorda address above. All TFC Trip ticket books used or unused should be returned to the grove location by the end of the current season.

  7.0 Terms of Payment: Within 30 days following the close of each month during each Florida Citrus season, CONSOLIDATED will pay to TFC 75% of the anticipated pool returns, less the harvesting advance and other charges listed in paragraphs 3.0, 4.0, and 5.0, due TFC arising from all fruit picked and sold during each month.

  The remaining balance due from such pool returns will be paid by CONSOLIDATED to TFC within 75 days after the final close of each pool.

  Each TFC Grove should be accounted for separately, with separate statements. Each statement should tie to TFC Trip Ticket numbers, which can be sorted by ticket prefix numbers (grove identification number). All payment checks and statements should be sent to Turner Foods Corporation, 25450 Airport Road, Punta Gorda, FL 33950.

  8.0 Estimated Returns: CONSOLIDATED will provide estimated returns and payment dates as requested throughout the season. TFC understands the estimates may vary considerably from actual final returns depending upon many variables. CONSOLIDATED will report the average FOB selling price for each carton size on a weekly basis (to be faxed to Jim Snively at 941-465-6837).

  9.0 Standard Box: For the purposes of this Agreement, "standard box" means Florida standard weight boxes as follows: Oranges - 90 pounds; Grapefruit - 85 pounds; Tangerines - 95 pounds.

10.0 Delivery Schedule: Delivery schedules shall enable TFC to harvest in a timely fashion so as to enhance marketability and to avoid loss from premature harvest or excess loss due to over maturity. Delivery schedules shall be coordinated with CONSOLIDATED and TFC site representatives

11.0 Right of Entry: TFC reserves the right for its agents or designees to enter CONSOLIDATED's packing house as it may elect for the purpose of inspecting the work. CONSOLIDATED reserves the right for its agents or designees to enter TFC's groves for inspection and harvest of the fruit under contract.

12.0 Records and Accounts: CONSOLIDATED shall keep and maintain such records and accounts in connection with the performance of the Contract, as shall permit CONSOLIDATED to furnish TFC an accurate written allocation of the total amount paid for performance of the Contract to the various elements of the Contract. CONSOLIDATED shall retain such records and accounts for a period not less than five (5) years and shall make records available to TFC for inspection and copying, where records are kept, during reasonable business hours and upon seven (7) days' written request.

13.0 Term of Contract: This contract shall commence upon full execution of this Contract and shall remain in force through the 1995-1996 season.

14.0 Complete Agreement and Non-Waiver: This Contract is intended to be final and complete, and exclusive statements of the terms of the Agreement between the parties. The parties agree that parol or extrinsic evidence may not be used to vary or contradict the express terms of this Contract. Except as specifically provided herein, this contract shall not be amended or modified, and no waiver of any provision hereof shall be effective, unless set forth in a written instrument authorized and executed with the same formality as this contract.

15.0 Binding Effect: This Agreement shall be binding upon and inure to the benefit of the parties successors and assigns.

IN WITNESS WHEREOF, the parties have executed this Agreement this 26th day of September, 1995.

                                           TURNER FOODS CORPORATION
/s/ James A. Snively                       By:  /s/ Chet Townsend
------------------------                      ---------------------
     Witness                                      Chet Townsend
                                            Vice President, Marketing & Sales


                                            CONSOLIDATED-TOMOKA LAND CO.

/s/  Linda Doyle                            By:  /s/ Hugh J. Veley
--------------------------                     ---------------------
    Witness                                    Vice President-Citrus
/s/  Betty Caudill
_______________________
     Witness

                                    EXHIBIT 11
                   CONSOLIDATED-TOMOKA LAND CO. AND SUBSIDIARIES
                      COMPUTATION OF EARNINGS PER COMMON SHARE


                                             For the Year Ended December 31,

                                         1995            1994        1993
                                        ---------      ---------   ----------
PRIMARY EARNINGS (IN THOUSANDS)

INCOME FROM CONTINUED OPERATIONS      4,420,007      6,490,401     1,215,984
LOSS FROM DISCONTINUED RESORT
 OPERATIONS (NET OF TAX)                     --       (135,611)     (759,284)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING FOR INCOME TAXES                 --             --       329,442
                                      ---------      ---------     ---------
  NET INCOME APPLICABLE TO
   COMMON STOCK                       4,420,007      6,354,790       786,142
                                      =========      =========     =========
PRIMARY SHARES USED IN COMPUTATION
  WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                  6,261,272      6,261,272     6,261,272

SHARES APPLICABLE TO STOCK OPTIONS
  USING THE TREASURY STOCK METHOD
  AT AVERAGE MARKET PRICE FOR
  THE PERIOD                             42,237         25,376        31,928
                                      ---------      ---------     ---------
TOTAL PRIMARY SHARES                  6,303,509      6,286,648     6,293,200
                                      =========      =========     =========
PRIMARY EARNINGS PER COMMON
 SHARE:

 INCOME FROM CONTINUING
  OPERATIONS                              $0.71          $1.04         $0.20

 LOSS FROM DISCONTINUED RESORT
   OPERATIONS (NET OF TAX)                   --         ($0.03)       ($0.12)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING FOR INCOME TAXES                 --             --         $0.05
                                      ---------     ----------     ---------
 NET INCOME APPLICABLE
 TO COMMON STOCK                          $0.71          $1.01         $0.13
                                      =========     ==========     =========
FULLY DILUTED SHARES USED IN
 COMPUTATION
  TOTAL PRIMARY SHARES                6,303,509      6,286,648     6,293,200

   SHARES APPLICABLE TO STOCK
    OPTIONS IN ADDITION TO THOSE
    USED IN PRIMARY COMPUTATION
    DUE TO USE OF THE HIGHER OF
    AVERAGE MARKET PRICE OR PERIOD
    END MARKET PRICE                     30,182             --         1,356
                                      ---------      ---------     ---------
                                      6,333,691      6,286,648     6,294,556
                                      =========      =========     =========
FULLY DILUTED EARNINGS PER SHARE:
  INCOME FROM CONTINUING OPERATIONS       $0.70          $1.04         $0.20

  LOSS FROM DISCONTINUED RESORT
   OPERATIONS (NET OF TAX)                   --         ($0.03)       ($0.12)
  CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING FOR INCOME TAXES               --             --         $0.05
                                      ---------      ---------     ---------
  NET INCOME APPLICABLE TO
   COMMON STOCK                           $0.70          $1.01         $0.13
                                      =========      =========     =========

                                      EXHIBIT 13
                             CONSOLIDATED-TOMOKA LAND CO.
                                  1995 ANNUAL REPORT

                     CONSOLIDATED-TOMOKA LAND CO.


BOARD OF DIRECTORS                           OFFICERS

John C. Adams, Jr.(2)                        David D. Peterson
Chairman of the Board of Hilb,               Chairman of the Board
Rogal and Hamilton Company of
Daytona Beach, Inc. (an insurance
agency); Executive Vice President            Bob D. Allen
of Hilb, Rogal and Hamilton                  President and Chief
Company                                      Executive Officer


                                             Bruce W. Teeters
Bob D. Allen(1)                              Senior Vice President-Finance
President and Chief Executive                and Treasurer
Officer of the Company
                                             Robert F. Apgar
Jack H. Chambers(3)                          Vice President-General Counsel
Of Counsel to law firm of
Foley & Lardner                              Joseph Benedict III
                                             Vice President-Government
James P. Gorter                              Relations
Chairman of the Board of
Baker Fentress & Company; limited            Patricia Lagoni
partner of Goldman, Sachs & Co.              Vice President-Administration
                                             and Corporate Secretary
William O. E. Henry(3)
Practicing attorney and partner              Hugh J. Veley
in law firm of Holland & Knight,             Vice President-Citrus
counsel for the Company
                                             Emily J. Sottile
Robert F. Lloyd (2)                          Assistant Secretary and
Chairman of the Board and                    Assistant Treasurer
Chief Executive Officer of
Lloyd Buick-Cadillac Inc.                    Linda Crisp
                                             Assistant Secretary
John H. Pace, Jr.(3)
Chairman of Cardinal Investment              Gary Moothart
Company (investor in securities              Controller
and real estate)
                                             INDIGO DEVELOPMENT INC.
David D. Peterson(1)                         William H. McMunn
Chairman of the Board of the Company         President
President and Chief Executive Officer
of Baker, Fentress & Company
                                             (1)  Member of the Executive
Bruce W. Teeters                                  Committee
Senior Vice President-Finance                (2)  Member of the Compensation
Treasurer of the Company                          and Stock Option Committee
                                             (3)  Member of the Audit Committee

COUNSEL                                      AUDITORS
Holland & Knight                             Arthur Andersen LLP
Post Office Box 1526                         101 East Kennedy Boulevard
Orlando, Florida 32802-1526                  Tampa, Florida 33602

REGISTRAR AND STOCK
TRANSFER AGENT                               MAILING ADDRESS
Chemical-Mellon Shareholder                  Consolidated-Tomoka Land Co.
Services, L.L.C.                             Post Office Box 10809
Four Station Square, Third Floor             Daytona Beach, Florida 32120-0809
Pittsburgh, Pennsylvania 15219-1173

                                   TO OUR SHAREHOLDERS


     A strong fourth quarter performance accounted for almost all of the full year 1995 earnings of $4.4 million or $.71 per share compared to net income of $6.4 million or $1.01 per share in the prior year. Operating results for the fourth quarter were largely due to improved citrus earnings and significant real estate closing activity.

     Citrus operating profit for the full year 1995 was up substantially over 1994 as improvements in production and pricing positively impacted results. This favorable operating performance should continue in 1996 as an abundant crop remains to be harvested. The numerous cold fronts that swept through Florida from late 1995 through mid February 1996 did not cause any noticeable fruit loss in the Company's groves.

     Real estate sales activity, which included the sale of undeveloped real estate considered excess and not essential to long-term goals, produced significant earnings in 1995. Real estate transactions included sales of Company land at the Interstate 95 interchanges in Ormond Beach and Port Orange, as well as sales of Highlands County lakefront property. Total land sales of 1,450 acres generated revenues of over $11.9 million. Lakefront property sales are part of a stated strategy to dispose of excess acreage and will be pursued as opportunities occur.

     Progress continues at the Ladies Professional Golf Association (LPGA) project, Consolidated Tomoka's major real estate activity. Most importantly, the Interstate 95 interchange at LPGA Boulevard, which is not only the primary entrance to the LPGA International multi-use community, but also a new gateway to a substantial amount of Company land holdings, is now open and fully operational. The development will occupy 4,500 acres when fully complete; in the near-term it will include two championship golf courses, a Radisson resort complex, residential housing surrounding the golf courses, and the LPGA headquarters. The first course, LPGA International designed by Rees Jones, has been open for play for more than one year and is the site of the nationally televised LPGA Sprint Titleholders Championship. Initial land clearing has started for the second course, designed by Arthur Hills, with play planned for early 1997. Consolidated Tomoka has contracted to sell all the residential land around the first golf course to a subdeveloper in three successive two-year phases. Construction of new homes in the first-phase acreage has begun.

     During the year the dividend paid was $.45 per share, a 29% increase over the dividend paid in 1994. At year end, outstanding debt had been reduced to $21 million, a decrease of 16% during the year.

     Entering the new year, the real estate sales backlog was at an all-time high and citrus sales volume and prices were the best in several years. There are additional reasons to be optimistic about future results. Economists who cover the Florida economy predict good business conditions in Florida for the next several years. Benefiting from low interest rates and the absorption of distressed real estate which has previously depressed new real estate activity, the real estate market should be favorable for the foreseeable future.



                    Bob D. Allen
                    President

                                 SHAREHOLDERS' REPORT

LAND HOLDINGS

     Land holdings of Consolidated-Tomoka Land Co. (the "Company") and its affiliates, all of which are located in Florida, include: approximately 27,000 acres in the Daytona Beach area of Volusia County; approximately 4,500 acres in Highlands County, near Lake Placid; shopping centers in Hernando and Marion Counties; commercial/retail sites in Volusia County; office buildings and rental properties in Volusia and Flagler Counties; and full or fractional subsurface oil, gas, and mineral interests in approximately 551,000 "surface acres" in 19 Florida counties. The conversion and subsequent utilization of these assets provides the base of the Company's operations.

     The holdings of approximately 27,000 acres in Volusia County include approximately 19,900 acres within the city limits of Daytona Beach, approximately 6,600 acres within the unincorporated area of Volusia County, and small acreages in the cities of Ormond Beach and Port Orange. Of the 19,900 acres inside the city limits of Daytona Beach, approximately 3,800 acres have received development approval by governmental agencies. The 3,800 acres plus approximately 500 acres owned by the City of Daytona Beach, 15 acres owned by Indigo Community Development District, and 150 acres sold for development by others are the site of a long-term, mixed-use development known as "LPGA International," which will include the national headquarters of the Ladies Professional Golf Association along with two championship golf courses and a residential community. The first golf course, a maintenance facility, an interim clubhouse, and main entrance roads to serve the LPGA community have
been completed.    Construction of the entrance signage and landscaping was
completed in 1995, and site work for construction of the second golf course is underway. Construction of several homes around the first golf course, on a 60-acre parcel of land that was sold to a residential developer in 1994, began in 1995 with the first residences completed in early 1996. Construction by the LPGA of its headquarters building is expected to be completed in April 1996. The lands not currently being developed, including those on which development approvals have been received, are involved in an active forestry operation. Except for a 15-acre parcel at the interchange of Interstate 95 and Taylor Road in the Port Orange area south of Daytona Beach, the tract straddles Interstate 95 for 6 1/2 miles between U.S. 92 Highway and State Road 40, with approximately 23,700 acres west and 3,300 east of the interstate.

     Subsidiaries of the Company are holders of the developed Volusia County properties and are involved in the development of additional lands zoned for residential, commercial, or industrial purposes.

     In Highlands County, located in south central Florida along U.S. Highway 27, the Company grows citrus on approximately 4,300 acres. These groves and most of the other Highlands County lands are near Lake Placid, Florida, which is about 75 miles east of Sarasota and 150 miles northwest of Miami. The remaining lands, approximately 200 acres, are in a subsidiary's inventory or residential or industrial lands.

     The Company's oil, gas, and mineral interests, which are equivalent to full rights of 305,000 acres, were acquired by retaining subsurface rights when acreage was sold many years ago.

CITRUS

     Under the name "Lake Placid Groves," the Citrus Division of Consolidated -Tomoka Land Co. grows and packs fresh whole citrus fruit, primarily oranges, tangelos, and temples. The brand names "Lake Placid" and "Winding Waters" are used in marketing directly to wholesalers and retailers in the eastern half of the United States and Canada. Because fresh fruit usually commands higher prices, the operation emphasizes sales of fresh fruit packed in the Company's fresh fruit packing plant; however, the division also ships part of the harvest (not suitable for packing because of size, appearance, content deficiencies, or demand) to a cooperative, partially owned by the Company, in Lake Wales, Florida, where it is processed into juice and juice concentrate.

     All groves are situated in prime citrus-growing areas on the southern ridge of Highlands County, Florida; and a portion of the land is adjacent to the southeastern shore line of two large lakes, whose water temperatures
provide some protection against freezing weather.   The trees are in excellent
condition. During 1995, a grove of approximately 120 acres on the east shore of Lake June was sold, primarily to recognize the value of lake frontage which is suitable for future residential development. The Company crop for the 1993-94 and 1994-95 seasons showed production of 905,000 and 930,000 boxes, respectively; and the 1995-96 harvest is expected to be 1,300,000 boxes. Production from the 1,600-acre grove planted during the years 1989 through 1992 continues to increase as these trees reach maturity.

     The average age of grove trees is approximately 15 years, well within the average 45-year productive life. The groves are well maintained and irrigated by a modern low-volume system. A portion of the citrus groves are mortgaged as collateral for a bank line of credit and term loan.

     The fresh fruit packing plant near Lake Placid, Florida, packs and sells both Company fruit and that of other growers. This process involves washing, grading, waxing, and packing into cartons or bags for direct shipment to customers who buy in truckload quantities. For each of the last ten seasons, the plant has been among the top ten largest Florida packers of fresh oranges. The facility is within a seven-mile radius of all it's grove sources, providing a significant transportation cost advantage.

     The cooperative to which a portion of the crop is sent is owned by the Company and eleven other growers. It markets and processes under several brand names, including Donald Duck, Blue Bird, and Florida's Natural. The division shares in the net proceeds from the processed products (juice, juice concentrate, and by-products) according to the amount and content of fruit delivered to the plant.


CONFERENCE CENTER AND RESORT

     During 1994, the resort operation known as the Indigo Lakes Holiday Inn Crowne Plaza Resort was sold to Indigo Lakes Resort Ltd.; and the 18-hole Indigo championship golf course and related facilities were sold to The Fairways Group, L.P.

REAL ESTATE OPERATIONS

          One of the Company's major achievements in recent years was the relocation of the Ladies Professional Golf Association ("LPGA") to Daytona Beach in 1989 with planned construction of its national headquarters on Company lands. The LPGA signed a four-party agreement with the Company, Indigo Group Ltd., a wholly owned subsidiary ("IG LTD"), and the City of Daytona Beach which includes development of a new mixed-use community on approximately 3,800 acres of Company land. Development plans were approved by the governmental agencies in 1993. The City of Daytona Beach completed construction of a Rees Jones designed "signature" golf course in 1994. That course is ranked by Golf Magazine as one of the ten best municipal golf courses in the Country. Site work for a second golf course, designed by architect Arthur Hills, is underway for construction on lands to be donated by the Company to the City. The City will contract with others to build the second course and to operate both courses. The LPGA's prestigious Sprint Titleholders Championship Tournament will be held at the LPGA International course for the second time in May 1996.

     Significant to the City of Daytona Beach and to development of the Company's lands is the opening of an interchange at Interstate 95 and LPGA Boulevard in early 1996, providing a new gateway to the LPGA International development and other Company land.

     From October 1990 until December 1993, IG LTD centered its operations on residential community development, construction, and sales. In December of 1993, IG LTD disposed of its interest in two communities under a lot marketing and sales arrangement. Residential lots owned by IG LTD at December 31, 1995 are:

     o 79 lots in Riverwood Plantation, a community of 180 acres in Port Orange, Florida.

     o   6 lots at the 200-acre Indigo Lakes development in Daytona Beach.

     o 39 lots at the 180-acre Tomoka Heights development in Highlands County, Florida. IG LTD is developing this community, located adjacent to Lake Henry. It is approved for a total of 587 single-family and duplex units now selling in the $89,000 to $135,000 price range.
         The development features controlled access and has appeal for active retired couples.

     Rental properties consist of a two-building office complex in downtown Daytona Beach, a 24,000-square-foot office building near the interchange of Interstate 95 and International Speedway Blvd. (U.S. 92) in Daytona Beach, and a 24,000-square-foot office building in Palm Coast, which is approximately
30 miles north of Daytona Beach. The larger building of the downtown Daytona Beach complex is a 47,000-square-foot, seven-story office building leased to several tenants and partially occupied by the Company; the smaller, containing 17,000 square feet, is under a lease/purchase agreement and considered a financing lease. The other two buildings are leased to multiple tenants.
The downtown Daytona Beach and Palm Coast buildings are covered by debt in the form of industrial revenue bonds.

     IG LTD owns Mariner Village Shopping Center in Spring Hill and a 50% interest in The Forest Center Shopping Center east of Ocala. Both properties are encumbered by mortgages. The Mariner Towne Square Shopping Center in Spring Hill was sold in 1995.

     Other leasing activities of the Company include ground leases for billboards, leases of communication tower sites, and a hunting lease covering approximately 19,900 acres.

     Another source of income is from subsurface interests which are lease for mineral exploration as described under "Land Holdings." At December 31, 1995, oil and gas leases were in effect covering a total of 12,616 surface acres in Lee and Hendry Counties, Florida. At December 31, 1995, there were four producing oil wells on the Company's interests. Volume produced in 1995 from these wells was 117,831 barrels, compared with 141,488 barrels in 1994. Oil lease income and oil royalty income have in the past been much more significant sources of income for the Company than in recent years. The Company's current policy is to grant no releases of its reserved mineral rights in oil-producing counties unless required to do so through contractual obligations; however, releases of surface entry rights might be sold upon request of a surface owner who requires such a release for financing or development purposes. As Florida develops, such requests will no doubt increase. Sales and releases of surface entry rights in 1995 produced revenues of $3,000.

     Income from sales of forest products varies considerably from year to year depending on economic conditions and rainfall. The primary market today is in pulpwood with sawtimber, plylogs, and some cypress being marketed as conditions and the market allow. Geographic location of the timber tract is excellent.
In addition to access by major highways (Interstate 95, State Road 40, and U.S. Highway 92), the internal road system for forestry purposes is good.

                               Five-Year Financial Highlights

                                        (in thousands except per share amount)

                                           1995        1994      1993      1992       1991
                                             $           $         $         $          $
--------------------------------------------------------------------------------------------
Summary of Operations:
  Revenues:
  Citrus                                  8,819     8,175     10,719     10,714     11,183
  Real Estate                             7,743    16,528     15,780     20,185     23,779
  Profit on Sales of Undeveloped
   Real Estate Interests                  4,718     1,400        314        239        283
  Interest and Other Income               2,404     2,623        653      1,672      2,926
-------------------------------------------------------------------------------------------
      TOTAL                              23,684    28,726     27,466     32,810     38,171
-------------------------------------------------------------------------------------------




Operating Costs and Expenses             13,044    14,980     22,029     24,834     29,537
General and Administrative Expenses       3,484     3,478      3,549      3,146      3,698
Provision for Income Taxes                2,736     3,778        672      1,803      1,845
Income from Continuing Operation          4,420     6,490      1,216      3,027      3,091
Loss from Discontinued Operations
 (net of tax)                                --      (135)      (759)      (517)    (1,087)
Extraordinary Item-Income Tax Benefit
 of Net Operating Loss Carryforward          --        --         --       1,492     1,189
Cumulative Effect of Change in Accounting
 for Income Taxes                            --        --        329          --        --
Net Income                                4,420     6,355        786       4,002     3,193
Primary Earnings Per Share:
 Income from Continuing Operations         0.71      1.04       0.20        0.48      0.49
 Net Income                                0.71      1.01       0.13        0.64      0.51
Fully Diluted Earnings Per Share
 Income from Continuing Operations         0.71      1.04       0.20        0.48      0.49
 Net Income                                0.71      1.01       0.13        0.64      0.51
Cash Dividends Paid Per Share               .45       .35        .30         .20       .20


Summary of Financial Position:
  Total Assets                           59,693    61,535     65,815      65,058    66,021
  Shareholders' Equity                   32,633    31,030     26,867      27,959    24,489
--------------------------------------------------------------------------------------------

                                        29
PAGE


                        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
Consolidated-Tomoka Land Co.

     We have audited the accompanying consolidated balance sheets of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Tampa, Florida                Arthur Andersen LLP
February 8, 1996



To the Board of Directors and Shareholders
Consolidated-Tomoka Land Co.
Daytona Beach, Florida

     We have audited the consolidated statements of operations and retained earnings and cash flows for the period ended December 31, 1993. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Consolidated-Tomoka Co. and subsidiaries and their cash flows for the period ended December 31, 1993, in conformity with generally accepted accounting principles.
     As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for income taxes, effective January 1, 1993.

Tampa, Florida           Rex Meighen & Company
February 10, 1994        Certified Public Accountants

                     Consolidated Statements of Operations and Retained Earnings


                                                               Calendar Year
                                                    ----------------------------------------
                                                        1995         1994         1993
                                                    ------------ ------------ ------------
Income:
  Citrus Operations (Note 15):
    Sales of Fruit and Other Income                 $ 8,819,259  $ 8,174,816  $10,718,876
    Production and Selling Expenses                 ( 8,190,430) ( 8,088,518) ( 8,432,716)
                                                    ------------ ------------ ------------
                                                      628,829       86,298    2,286,160
  Real Estate Operations:                           ------------ ------------ ------------
    Sales and Other Income                            7,742,915   16,528,217   15,779,857
    Costs and Other Expenses                        ( 4,854,321) ( 6,890,969) (13,596,198)
                                                    ------------ ------------ ------------
                                                      2,888,594    9,637,248    2,183,659
  Profit On Sales of Undeveloped                    ------------ ------------ ------------
    Real Estate Interests                             4,718,248    1,399,711      314,403
                                                    ------------ ------------ ------------
  Interest and Other Income                           2,404,063    2,623,447      653,115
                                                    ------------ ------------ ------------
Operating Income                                     10,639,734   13,746,704    5,437,337
General and Administrative Expenses                 ( 3,519,961) ( 3,515,266) ( 3,624,650)
                                                    ------------ ------------ ------------
Income Before Minority Interest
  In Partnership                                      7,119,773   10,231,438    1,812,687
Minority Interest                                        36,255       37,424       75,616
Income From Continuing Operations                   ------------ ------------ ------------
  Before Income Taxes                                 7,156,028   10,268,862    1,888,303
Income Taxes (Note 4)                               ( 2,736,021) ( 3,778,461) (   672,319)
                                                    ------------ ------------ ------------
Income From Continuing Operations                     4,420,007    6,490,401    1,215,984
Loss From Discontinued Resort
  Operations (Note 2)                                         -  (   135,611) (   759,284)
Income Before Cumulative Effect of Change in        ------------ ------------ ------------
  Accounting Principle                                4,420,007    6,354,790      456,700
Cumulative Effect of Change in
  Accounting For Income Taxes (Note 4)                        -            -      329,442
                                                     ----------- ------------ ------------
Net Income                                            4,420,007    6,354,790      786,142
Retained Earnings, Beginning of Year                 22,986,715   18,823,370   19,915,610
Dividends                                           ( 2,817,572) ( 2,191,445) ( 1,878,382)
                                                    ------------ ------------ ------------
Retained Earnings, End of Year                      $24,589,150  $22,986,715  $18,823,370
                                                    ============ ============ ============
Per Share Information:
  Average Shares Outstanding                          6,261,272    6,261,272    6,261,272
                                                    ============ ============ ============
  Income From Continuing Operations                       $0.71        $1.04        $0.20
  Loss From Discontinued Resort Operations
    (net of tax)                                              -       ($0.03)      ($0.12)
  Income Before Cumulative Effect of Change in       ------------ ------------ ------------
    Accounting Principle                                   0.71         1.01         0.08
  Cumulative Effect of Change in
    Accounting for Income Taxes                               -            -         0.05
                                                     ------------ ------------ ------------
  Net Income Per Share                                    $0.71        $1.01        $0.13
                                                     ============ ============ ============
  Dividends Per Share                                     $0.45        $0.35        $0.30
                                                     ============ ============ ============

The accompanying notes are an integral part of these consolidated statements.

                                Consolidated Balance Sheets

                                                                  December 31,
                                                                  ------------
                                                               1995         1994
                                                           ------------  -----------
Assets
Cash                                                       $   203,829   $   503,545
Investment Securities (Note 3)                               1,603,887     1,290,955
Notes Receivable (Note 5)                                   10,937,614     9,222,968
Accounts Receivable                                          2,143,305     1,877,220
Inventories                                                    802,515       660,461
Cost of Fruit on Trees                                       2,658,126     2,435,401
Real Estate Held for Development and Sale (Note 6)          13,801,477    16,626,505
Net Investment in Direct Financing Lease (Note 7)              792,530       880,222
Other Assets                                                   499,272       375,486
                                                           ------------  ------------
                                                            33,442,555    33,872,763
                                                           ------------  ------------
Property, Plant and Equipment:
  Land, Timber and Subsurface Interests                      3,854,178     3,870,205
  Citrus Properties:
    Trees                                                    8,811,210     8,758,904
    Buildings and Equipment                                  9,166,232     9,286,238
  Income Properties                                         16,323,215    17,228,897
  Other Buildings and Equipment                                991,599     1,481,680
                                                           ------------  ------------
 Total Property, Plant and Equipment                        39,146,434    40,625,924
  Less Accumulated Depreciation and Amortization           (12,895,521)  (12,963,272)
                                                           ------------  ------------
    Net Property, Plant and Equipment                       26,250,913    27,662,652
                                                           ------------  ------------
      Total Assets                                         $59,693,468   $61,535,415
                                                           ============  ============
Liabilities
Accounts Payable                                           $ 1,213,692   $   749,277
Notes Payable (Note 9)                                      20,921,298    24,973,283
Accrued Liabilities                                          2,569,848     2,134,670
Customer Deposits                                               52,411       924,268
Deferred Income Taxes (Note 4)                                  69,466        95,504
Income Taxes Payable (Note 4)                                2,123,691     1,481,531
                                                           ------------  ------------
     Total Liabilities                                      26,950,406    30,358,533
                                                           ------------  ------------
Minority Interest                                              110,535       146,790
                                                           ------------  ------------
Shareholders' Equity
Preferred Stock-50,000 Shares Authorized, $100 Par Value;
   None Issued

Common Stock-10,000,000 Shares Authorized,  $1 Par Value;
 6,261,272 Shares Issued and Outstanding                     6,261,272     6,261,272

Additional Paid-In Capital                                   1,782,105     1,782,105

Retained Earnings                                           24,589,150    22,986,715
                                                           ------------  ------------
     Total Shareholders' Equity                             32,632,527    31,030,092
                                                           ------------  ------------
     Total Liabilities and Shareholders' Equity            $59,693,468   $61,535,415
                                                           ============  ============

The accompanying notes are an integral part of these consolidated statements.

                        Consolidated Statements of Cash Flows

                                                                 Calendar Year
                                                     ------------------------------------
                                                          1995         1994         1993
                                                     ------------ ------------ ------------
Cash Flow from Operating Activities
 Cash Received from:
  Citrus Sales of Fruit and Other Income (Note 15)   $ 8,635,807  $ 7,998,995  $10,505,368
  Real Estate Sales and Other Income                   9,671,554   10,923,789   16,567,437
  Sales of Undeveloped Real Estate                     4,674,978    1,399,711      314,403
  Interest and Other Income                              599,960      230,869      245,763
          Total Cash Received from                   ------------ ------------ ------------
             Operating Activities                     23,582,299   20,553,364   27,632,971
                                                     ------------ ------------ ------------
 Cash Expended for:
  Citrus Production and Selling Expenses               8,135,094    7,288,990    8,380,790
  Real Estate Development Costs and Other Expenses     5,223,375    5,647,964   12,173,966
  General and Administrative Expenses                  1,293,073    2,019,947    2,025,707
  Interest                                             2,007,655    1,917,447    2,219,226
  Income Taxes (Note 4)                                2,119,899    1,017,146      626,455
                                                     ------------ ------------ ------------
        Total Cash Expended for
             Operating Activities                     18,779,096   17,891,494   25,426,144
        Net Cash Provided by                         ------------ ------------ ------------
             Operating Activities                      4,803,203    2,661,870    2,206,827
                                                     ------------ ------------ ------------
Cash Flow from Investing Activities
 Acquisition of Property, Plant and Equipment         (1,201,509)  (1,385,731)  (1,191,590)
 Net increase in Investment
  Securities (Note 3)                                 (  312,932)  (  355,105)  (   86,991)
 Direct Financing Lease (Note 7)                          87,692       83,900       80,292
 Proceeds from Sale of Property, Plant and
   Equipment                                           3,193,387    3,012,604      667,542
 Cash Flow from Discontinued Resort
   Operations (Note 2)                                         -    6,670,950   (  182,979)
        Net Cash Provided by (Used in)               ------------ ------------ ------------
             Investing Activities                      1,766,638    8,026,618   (  713,726)
                                                     ------------ ------------ ------------
Cash Flow from Financing Activities
 Cash Proceeds from Debt (Note 9)                      6,950,000    3,600,000    9,742,547
 Payments of Debt (Note 9)                           (11,001,985) (13,600,938) ( 7,685,256)
 Dividends Paid                                      ( 2,817,572) ( 2,191,445) ( 1,878,382)
        Net Cash Provided by (Used in)               ------------ ------------ ------------
             Financing Activities                    ( 6,869,557) (12,192,383)     178,909
                                                     ------------ ------------ ------------
 Net Increase (Decrease) in Cash                     (   299,716) ( 1,503,895)   1,672,010
 Cash, Beginning of Year                                 503,545    2,007,440      335,430
                                                     ------------ ------------ ------------
 Cash, End of Year                                   $   203,829  $   503,545  $ 2,007,440
                                                     ============ ============ ============

                        Consolidated Statements of Cash Flows
                                     continued

                                                                  Calendar Year
                                                     --------------------------------------
                                                         1995          1994          1993
                                                     ------------  ------------  ----------

Reconciliation of Net Income to Net Cash Provided
 by Operating Activities:
  Net Income                                          $4,420,007   $6,354,790    $  786,142
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Discontinued Resort Operations                             -      135,611       759,284
    Depreciation and Amortization                      1,094,523    1,050,965     1,100,549
    Gain on Sales of Property, Plant and
     Equipment                                       ( 1,674,662)  (2,402,186)   (  408,792)

 (Increase) Decrease in Assets:
   Notes Receivable                                  ( 1,714,646)  (6,039,589)      870,602
   Accounts Receivable                               (   266,085)     277,195    (   53,950)
   Inventories                                       (   142,054)      81,790    (  240,577)
   Cost of Fruit on Trees                            (   222,725)     361,525    (   86,292)
   Real Estate Held for Development and Sale           2,825,028   (  110,838)      558,970
   Deferred Income Taxes                                       -    1,282,718    (  382,016)
   Other Assets                                      (   123,786)     112,101       101,586

 Increase (Decrease) in Liabilities:
   Accounts Payable                                      464,415   (  510,622)   (1,879,453)
   Accrued Liabilities                                   435,178      490,007       565,732
   Customer Deposits                                 (   871,857)  (   82,771)      438,218
   Deferred Income Taxes                             (    26,038)      95,504             -
   Income Taxes Payable (Note 4)                         642,160    1,383,093        98,438

  Increase (Decrease) in Minority Interest           (    36,255)     182,577    (   21,614)
                                                     ------------  ------------  ------------
      Net Cash Provided by Operating Activities      $ 4,803,203   $2,661,870    $2,206,827
                                                     ============  ============  ============

Supplemental Disclosure of Noncash Operating Activities:

  In connection with the sale of real estate, the Company received, as consideration, mortgage notes receivable of $1,255,350, $4,554,830 and $1,034,400 for the years 1995, 1994 and 1993, respectively.

  The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Consolidated-Tomoka Land Co. and its wholly owned subsidiaries: Indigo Group Inc., Indigo Group Ltd., and Indigo Development Inc. (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS
The Company is primarily engaged in the citrus industry and, through its wholly owned subsidiaries, the real estate industry. The Company harvests and sells both fresh and to-be-processed citrus from its bearing groves, all of which are located in Highlands County, Florida. Fresh fruit sales are made by the Company to wholesale produce distributors and retail grocery chains primarily in the Eastern and Midwestern regions of the United States and Canada. The to-be-processed fruit is sent to Citrus World, Inc., a cooperative owned by the Company and eleven other growers. The cooperative processes the fruit and markets it under several names on a regional and national basis. Real estate operations, which are primarily commercial in nature, also include residential, income properties and forestry operations. These operations are predominantly located in Volusia and Highlands counties in Florida. From time to time the Company sells unimproved real estate considered surplus to its operating needs. The latter function is not considered part of the Company's ordinary operations.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES
Inventories which are stated at the lower of cost (first-in, first-out method) or market, consist primarily of citrus supplies.

COST OF FRUIT ON TREES
Direct and allocated indirect costs incurred in connection with the production of crops are capitalized into cost of fruit on trees. As the crop is harvested and sold, the related costs are charged to production expense, pro-rata based on the boxes harvested and sold to the estimated total boxes expected to be harvested and sold.

REAL ESTATE HELD FOR DEVELOPMENT AND SALE
The carrying value of land and land development costs includes the initial acquisition costs of the land, improvements thereto and other costs incidental to the acquisition or holding of land. These costs are allocated to properties on a relative sales value basis and are charged to costs of sales as specific properties are sold. Land and land development costs include approximately $168,438 and $302,062 of interest and $77,900 and $86,230 of property taxes capitalized during 1995 and 1994, respectively.

Completed houses include all costs incurred for houses built without a customer contract. Historical performance of the Company indicates that these houses are usually sold at a price in excess of cost.

Undeveloped land represents land held for future development which includes acquisition cost of the land, improvements thereto and other costs incidental to the acquisition or holding of land.

Sales of houses and lots and all directly related costs and expenses are recorded at the time of closing. Payments received from buyers prior to closing are recorded as customer deposits.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation, are removed from the accounts, and any resulting gain or loss is taken into income.

The amount of depreciation and amortization taken for the years 1995, 1994, and 1993, is summarized as follows:

                                                      Calendar Year
                                      ------------------------------------------
                                           1995          1994          1993
                                      ------------  ------------  ------------
Citrus Properties                     $    411,624  $  328,399    $  354,380
Other properties                           682,899     722,566       746,169
                                      ------------  ------------  ------------
                                        $1,094,523  $1,050,965    $1,100,549
                                      ============  ============  ============

The range of estimated useful lives for property, plant and equipment is as follows:

Citrus Trees                                          20-40 Years
Citrus Buildings and Roads                            10-30 Years
Citrus Irrigation Equipment                            5-20 Years
Citrus Other Equipment                                 3-30 Years
Income Properties                                      3-30 Years
Other Buildings                                       10-30 Years
Other Equipment                                        3-30 Years

SALES OF REAL ESTATE
The profit on sales of real estate is accounted for in accordance with the provisions of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 66, "Accounting for Sales of Real Estate." Such method of accounting requires deferment of income recognition if property is sold on a deferred payment plan and the initial payment does not meet criteria established under the accounting guidelines.

PENSIONS
The Company has a funded, non-contributory defined benefit pension plan covering all eligible full-time employees. The Company's method of funding and accounting for pension costs is to fund and accrue all normal costs plus an amount necessary to amortize past service cost over a period of 30 years.

EARNINGS PER SHARE INFORMATION
Earnings per common share is computed by dividing net income by the weighted average shares of common stock outstanding during the year. Fully diluted earnings per share amounts are not presented because such dilution was immaterial for 1995, 1994 and 1993.

CONCENTRATION OF CREDIT RISK
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investment securities, trade receivables and notes receivable. Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of customers and their dispersion across geographic areas and industries.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of the Company's financial assets and liabilities, including cash, accounts receivable and accounts payable at December 31, 1995 and 1994, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes receivable and notes payable approximates fair value at December 31, 1995 and 1994, since the notes are at floating rates or fixed rates which approximate current market rates for notes with similar maturities.

CITRUS PRODUCTION AND SELLING
The Company is the owner of a citrus fruit packing house and packs and sells its own fruit, together with fruit received from outside growers, under a pooling agreement. During the years 1995, 1994, and 1993, the Company's charges to other growers for handling and packing its fruit amounted to $428,087, $656,281, and $302,739, respectively. In addition, agreements are in place for delivery of citrus fruit. The amounts received by the Company for such services for years 1995, 1994, and 1993 amounted to $21,518, $43,142, and $26,555, respectively. All of such revenues are accounted for by the Company as a reduction of citrus production and selling expenses.

NOTE 2  DISCONTINUED RESORT OPERATIONS

On July 14, 1994, the Company sold its resort complex for a cash price of $7,175,000. The sale resulted in a pretax loss of $111,804
($69,732 net of tax). The results of the resort operations have been reported separately as discontinued operations in the Consolidated Statements of Operations and Retained Earnings. There are no remaining assets or liabilities reflected on the balance sheets at December 31, 1995 and 1994. Summary financial information of the operation and sale is as follows:

                                          Year Ended December 31,

                                          1995          1994          1993
                                      ------------  ------------  ------------
    [S]                               [C]           [C]           [C]
    Revenues from Discontinued
     Resort Operations                $          -  $ 4,590,516   $  7,185,987
                                      ------------  ------------  ------------
    Loss from Discontinued Resort
      Operations Before Tax                      -   (  105,626)   ( 1,217,387)
    Income Tax Benefit from
     Discontinued Resort Operations              -       39,747        458,103
    Loss on Sale of Resort Operations
     (Net of Income Tax Benefit of
     $42,072)                                    -   (   69,732)             -
    Total Loss From Discontinued
                                      ------------  ------------  ------------
      Resort Operations, Net of Tax   $          -  $(  135,611)  $(   759,284)
                                      ============  ============  ============
    Loss Per Share from Discontinued
     Resort Operations                $          -  $     (0.03)  $      (0.12)
                                      ============  ============  ============

NOTE 3   INVESTMENT SECURITIES

         FASB has issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company adopted effective January 1, 1994. This standard requires classification of the investment portfolio into three categories: held to maturity, trading and available for sale. The Company classifies as held to maturity those securities for which the company has the intent and ability to hold through their stated maturity date. Investment securities which are classified as held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. Investments which are classified as available for sale may be sold for liquidity or other purposes, but are not actively traded. Investments which are classified as available for sale are recorded at cost which approximate fair value. Gains and losses are determined using the specific identification method. Prior to adopting the new standard, investment securities were carried at amortized cost. The change in accounting did not have a material effect on the financial statements.

        Investment securities as of December 31, 1995 and 1994, are as follows:

                                                        1995          1994
                                                    ------------  ------------
         Held to Maturity                           $    640,343  $    463,304
         Available for Sale                              963,544       827,651
                                                    ------------  ------------
                                                    $  1,603,887  $  1,290,955
                                                    ============  ============

NOTE 4   INCOME TAXES

         Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of the change in accounting principle is included in determining net income for 1993.

         The provision for income taxes is summarized as follows:

                               1995                        1994                        1993
                    --------------------------  --------------------------  --------------------------
                      Current       Deferred       Current      Deferred      Current       Deferred
                    ------------  ------------  ------------  ------------  ------------  ------------
          Federal   $  2,374,049  $   (22,232)  $  2,193,763  $  1,022,442  $    629,886  $     16,056
          State          388,010      ( 3,806)       206,476       355,780            --        26,377
                    ------------  ------------  ------------  ------------  ------------  ------------
          Total     $  2,762,059  $   (26,038)   $ 2,400,239  $  1,378,222  $    629,886  $     42,433
                    ============  ============  ============  ============  ============  ============

         Deferred income taxes have been provided to reflect temporary differences that represent the cumulative difference between taxable or deductible amounts recorded in the financial statements and in the tax returns. The sources of these differences and the related provision (credit) and deferred income tax (liabilities) assets are summarized as follows:

                                          Provision (Credit)                      Deferred Taxes
                                 ----------------------------------------  --------------------------

                                   1995          1994          1993          1995          1994
                                 ------------  ------------  ------------  ------------  ------------
               Depreciation      $   100,222   $(   3,955)   $   106,599   $(1,064,996)  $(  964,774)
               Sales of Real
                Estate              (200,852)     575,756          6,239     (  783,513)  (  984,365)
               Deferred
                Compensation        (155,461)  (  137,488)      (112,223)       628,305      472,844
               Basis's
                Difference in
                Joint Venture         52,285   (  546,502)       347,366      1,108,260    1,160,545
               Revolving Fund
                Certificates        ( 48,182)  (   16,336)         7,138        255,148      206,966
               Charitable
                Contributions
                Carryforward         479,321       372,559       (32,913)     1,545,145    2,024,466
               Alternative
                Minimum Tax
                Credit                     -     1,032,255      (138,033)            -             -
               Other Reconciling
                Items, Net             6,389       178,907      (141,740)      116,281       122,670
               Less-Valuation
                Allowance           (259,760)   (   76,974)            -    (1,874,096)   (2,133,856)
                                 ------------  ------------  ------------  ------------  ------------
                                 $  ( 26,038)  $ 1,378,222   $    42,433   $(   69,466)  $(   95,504)
                                 ============  ============  ============  ============  ============

        Following is a reconciliation of the income tax computed at the federal statutory rate of 34 percent.

                                                             Calendar Year
                                                ----------------------------------------
                                                   1995         1994        1993
                                                ------------  ------------  ------------
        Income Tax Computed at
         Federal Statutory Rate                 $ 2,433,050   $ 3,491,413   $   642,023
        Increase (Decrease) Resulting
         from:
         State Income Tax, Net of
          Federal Income Tax Benefit                260,175       371,089        70,601
         Percentage of Depletion on
          Oil Royalties and Leases               (    4,234)   (    3,833)  (     3,199)
         Tax Exempt Interest Income              (   41,050)   (    5,517)  (     8,014)
         Adjustment to Valuation Allowance           80,000    (   76,974)           -
         Other Reconciling Items                      8,080         2,283   (    29,092)
                                                 ------------  ------------  ------------
         Provision for Income Taxes              $ 2,736,021     $3,778,461  $  672,319
                                                 ============  ============  ============

        The Company's 1991 and 1992 Federal Income Tax Returns are currently under examination by the Internal Revenue Service.

NOTE 5  NOTES RECEIVABLE

      Notes Receivable consisted of the following:

                                                                   December 31,
                                                          ----------------------------
                                                              1995           1994
                                                          ------------    ------------
      Mortgage Notes Receivable

        Various notes with interest rates ranging
        from 7% to 12% with payments due from 1996
        through 2003.  Collateralized by real
        estate mortgages held by the Company               $ 7,097,776    $ 8,993,825

      Other Notes Receivable

        Interest at 5.425%, total principal and
         accrued interest due June 1997                      3,678,794              -

        Interest at prime rate, receivable in
         monthly installments of principal and
         interest to amortize the original note
         over a period of 15 years, due January
         2006                                                  161,044        173,701

        Interest at prime rate, receivable
         in monthly installment of principal
         and interest to amortize the original
         note over one year, due and
         received December 1995                                      -         55,442
                                                           ------------    ------------
      Total Notes Receivable                               $10,937,614     $9,222,968
                                                           ============    ============

      Prime rate was 8.5 percent at December 31, 1995 and 1994.

      The required annual principal receipts are as follows:

      Year ending December 31,                                  Amount
      ------------------------                              ------------
        1996                                                $   785,924
        1997                                                  6,023,582
        1998                                                  1,300,598
        1999                                                    134,043
        2000                                                  1,607,349
        2001 and thereafter                                   1,086,118
                                                            ------------
                                                             $10,937,614
                                                            ============

NOTE 6  REAL ESTATE HELD FOR DEVELOPMENT AND SALE

      Real estate held for development and sale as of December 31, 1995 and 1994, is summarized as follows:

                                              December 31,
                                     ----------------------------
                                        1995             1994
                                     ------------    ------------
      Undeveloped Land               $ 2,400,312     $ 2,848,624
      Land and Land Development       10,861,863      12,977,865
      Completed Houses                   539,302         800,016
                                     ------------    ------------
                                     $13,801,477     $16,626,505
                                     ============    ============

NOTE 7 NET INVESTMENT IN DIRECT FINANCING LEASE

     On December 31, 1986, the Company acquired certain real estate and equipment subject to a direct financing-type lease. The aggregate amounts due under the lease are identical in amount to the payments required to be made by the Company in order to amortize the debt applicable to the properties. The required annual payments on the lease at December 31, 1995, are summarized as follows:

                                                   Amount
                                 Aggregate       Representing            Net
     Year Ending December 31,     Payment          Interest          Investment
                               ------------      ------------      ------------
     1996                      $   133,331       $    51,791       $    81,540
     1997                          131,804            46,071            85,733
     1998                          129,606            40,071            89,535
     1999                          128,001            33,794            94,207
     2000                          126,557            27,174            99,383
     2001 and Thereafter           380,260            38,128           342,132
                               ------------      ------------      ------------
                               $ 1,029,559       $   237,029       $   792,530
                               ============      ============      ============

     The interest rate stated in the lease agreement is 80.65% of prime. Prime rate was 8.5% at December 31, 1995.

NOTE 8  REVOLVING FUND CERTIFICATES

     The Company owns revolving fund certificates in the aggregate face amount of $678,045 issued by an agricultural cooperative in connection with the citrus operations. During 1990, these certificates were replaced by equivalent value shares of non-voting stock issued by the cooperative and are considered to have no value for financial statement purposes.

NOTE 9 NOTES PAYABLE

      Notes Payable consisted of the following:

                                                                      December 31,
                                                             ----------------------------
                                                                 1995             1994
                                                             ------------    ------------
     Mortgage Notes Payable
       Mortgage notes payable are collateralized
       by real estate mortgages held by the
       lender.  As of December 31, 1995 and 1994,
       mortgage notes payable consisted of the
       following:

         Payments of $266,783, including interest
         at 8.8% payable quarterly July 1994 through
         April 2002; principal balance due
         July 2002                                           $ 9,650,097     $ 9,856,541

                                                                      December 31,
                                                             ----------------------------
                                                                 1995           1994
                                                             ------------    ------------
           Payable $19,857 monthly through March
           2001, including interest at 7.5%                  $ 2,367,387     $ 2,897,941

           Interest payable quarterly at 10%,
           principal and outstanding interest
           due October 2005                                    1,200,000       1,200,000

           Payable $1,850 monthly through March
           1995, including interest at 9%,                             -         221,297
           paid in 1995

           Payable $933 monthly through July 2018,
           including interest at 6.375%, paid in                       -         138,150
           1995

     Industrial Revenue Bonds
       Industrial revenue bonds payable are
       collateralized by real estate and
       equipment.  As of December 31, 1995
       and 1994, industrial revenue bonds
       consisted of the following:

          Interest at 80.65% of prime rate,
          payable in monthly installments of
          principal and interest to amortize
          the original debt over a period
          of 18 years, due January 2004                        3,144,166       3,414,168

          Interest at 84.2% of prime rate,
          payable in monthly installments
          of $4,700 plus interest, remaining
          principal and interest due
          January 2002                                         1,992,400       2,048,800

     Line of Credit
          $15,000,0000 line of credit,
          collateralized by citrus facilities,
          interest at prime minus .5%,
          payable on demand, renewed annually,
          $15,000,000 available at
          December 31, 1995                                            -       2,600,000

     Note Payable to Related Party (Note 15)
          Principal and interest payable in
          monthly installments of $23,268,
          interest at 9.68%, unpaid
          principal and interest due December 1998.
          Collateralized by Developed Real Estate in
          a Joint Venture.  The Venture Partner is
          Jointly Liable on the Note.                          2,567,248       2,596,386
                                                             ------------    ------------
    Total Notes Payable                                      $20,921,298     $24,973,283
                                                             ============    ============

    Prime rate was 8.5% at December 31, 1995 and 1994.

    The required annual principal payments on notes payable are as follows:

                                                               Amount
    Year Ending December 31,                               ------------
    1996                                                   $   585,720
    1997                                                       714,651
    1998                                                     3,232,555
    1999                                                       790,441
    2000                                                       853,214
    2001 and Thereafter                                     14,744,717
                                                           ------------
                                                           $20,921,298
                                                           ============

    Interest expense was $2,007,655, $1,917,447 and $2,219,226 for 1995, 1994
    and 1993, respectively.

                                        42
<PAGE

NOTE 10   PENSION PLAN

 The company maintains a defined benefit plan for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on years of service and the average compensation for the highest five years during the final 10 years of employment. The benefit formula generally provides for a life annuity benefit. Due to the sale of the resort complex, the Company recognized a curtailment and settlement gain during 1994. Consequently, the loss from discontinued resort operations in 1994 includes a net after tax gain of $220,606 resulting from the settlement and curtailment.

 The Company's net periodic pension cost included the following components:

                                                                         December 31,
                                                            ----------------------------------------
                                                                1995          1994          1993
                                                            ------------  ------------  ------------
      Service Cost                                          $   170,673   $   225,827   $   302,500
      Interest Cost on Projected Benefit
       Obligation                                               249,027       288,705       334,954
      Actual Return on Plan Assets                             (266,582)    ( 274,796)    ( 345,626)
      Net Amortization                                         ( 14,734)    (  11,349)    (  18,175)
                                                            ------------  ------------  ------------
      Net Periodic Pension Cost                             $   138,384   $   228,387   $   273,653
                                                            ============  ============  ============

 The funded status of the Company's pension plan was as follows:

                                                                         December 31,
                                                            ----------------------------------------
                                                                1995         1994          1993
                                                            ------------  ------------  ------------
      Actuarial Present Value of Benefit
        Obligations:
          Vested                                            $(2,519,049)  $(2,423,349)  $(2,928,394)
          Nonvested                                          (    3,975)      (87,591)   (   87,045)
                                                            ------------  ------------  ------------
      Accumulated Benefit Obligation                         (2,523,024)   (2,510,940)   (3,015,439)
      Effect of Projected Future Salary
        Increases                                            (  834,347)   (  654,568)   (1,599,301)
                                                            ------------  ------------  ------------
      Projected Benefit Obligation                           (3,357,371)   (3,165,508)   (4,614,740)
      Plan Assets at Fair Value, Primarily
       Stocks, Corporate Bonds, Treasury
       Securities and Money Market Funds                      3,698,295     3,215,378     4,591,368
                                                             ------------  ------------  ------------
      Plan Assets In Excess (Short) of
       Projected Benefit Obligation                             340,924        49,870    (   23,372)
      Unrecognized Prior Service Cost                             7,027         7,693       158,768
      Unrecognized Net Gain                                  (  346,057)   (  176,455)   (  497,287)
      Unrecognized Transition Asset                          (  162,472)   (  177,872)(     265,456)
      Net Total of Other Components                                   -             -       286,651
                                                            ------------  ------------  ------------
      Accrued Pension Liability                             $(  160,578)  $(  296,764)  $(  340,696)
                                                            ============  ============  ============

 The actuarial assumptions made to determine the projected benefit obligation and the fair value of plan assets are as follows:

                                                     December 31,
                                             --------------------------
                                              1995      1994      1993
                                             ------    ------    ------
 Weighted Average Discount Rate               8.0%      8.0%      8.0%
 Weighted Average Asset Rate of Return        8.0%      8.0%      8.0%
 Compensation Scale                           5.0%      5.0%      6.5%




NOTE 11  POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSION

 The Company sponsors two defined benefit postretirement plans of certain health care and life insurance benefits for eligible retired employees. All full-time employees become eligible to receive these benefits if they retire after reaching age 55 with 20 or more years of service. The postretirement health care plan is contributory, with retiree contributions adjusted annually; the life insurance plan is non-contributory up to $5,000 of coverage. The accounting for the health care plan reflects caps on the amount of annual benefit to be paid to retirees as stipulated by the plan. The Company pays for the plan as costs are incurred.

 The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," as of January 1, 1993. This standard requires that the expected costs of these postretirment benefits be charged to expense during the years that the employees render service. The Company has elected to amortize the unfunded obligation that was measured as of January 1, 1993 over a period of 20 years. The effect of this postretirement expense was to decrease 1995, 1994 and 1993 pre-tax income by $103,415, $93,176 and $107,935 respectively. Prior to 1993, the Company recognized postretirement health care costs in the year that the benefits were paid.

 The following table reconciles the plan's funded status to the accrued postretirement health care cost and life insurance cost liability reflected on the balance sheet as of December 31, 1995 and 1994:

                                                          December 31,
                                               ------------------------------
                                                   1995              1994
                                               ------------      ------------
 Retirees                                      $  (208,757)      $  (250,697)
 Fully Eligible Plan Participants                 (342,181)         (301,762)
 Other Active Plan Participants                   (143,477)         ( 77,337)
                                                ------------      ------------
   Total Accumulated Postretirement
   Benefit Obligation                             (694,415)         (629,796)
 Plan Assets                                             -                 -
                                                 ------------      ------------
 Accumulated Postretirement Benefit
   Obligation in Excess of Plan Assets            (694,415)         (629,796)
 Unrecognized Net Gain from Changes
   in Assumptions and Experience                  (115,812)         (178,222)
 Unrecognized Transition Obligation                684,949           725,240
                                                ------------      ------------
 Accrued Postretirement Benefit Cost
  in Balance Sheet                               $(125,278)      $  ( 82,778)
                                                ============      ============

      Postretirement Expense includes the
       following components:
                                                     1995           1994
                                                   ---------     ----------
 Service Cost                                       $ 13,441        $ 8,220
 Interest Cost on Accumulated Postretirement
  Benefit Obligation                                  49,683         44,665
 Amortization of Transition Obligation over
  20 years                                            40,291         40,291
                                                   ---------      ---------
 Postretirement Expense                             $103,415        $93,176
                                                   =========      =========

 The discount rate used in determining the accumulated postretirement benefit obligation was 7 percent. Due to the capping of the insurance premium benefits to retirees, a health care cost scale is not applicable.

 NOTE 12  COMMON STOCK AND STOCK OPTION PLAN

 The Company maintains a stock option plan (the Plan) pursuant to which 530,000 shares of the Company's common stock may be issued.

 The Plan provides for the grant of (1) incentive stock options which satisfy the requirement of Internal Revenue Code (IRC) Section 422, and (2) nonqualified options which are not entitled to favorable tax treatment under IRC Section 422. No optionee may exercise incentive stock options in any calendar year for shares of common stock having a total market value of more than $100,000 on the date of grant (subject to certain carryover provisions). In connection with the grant of nonqualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment which may be paid in whole or in part in cash or in shares of common stock equal to all or a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise.

 Transactions in stock options under the Plan for the three years ended December 31, 1995, are summarized as follows:

                                                                        Market Price
                                                    Option Price       at Grant Date
                                              -----------------------  -------------------
                                    Number       Per                    Per
 Stock Options                    of Shares     Share         Total    Share    Total
----------------------            ---------   -------      ----------  -------- ----------
 Outstanding,
       January 1, 1993              139,300                $1,748,696
        Granted                      52,000   $12.37          643,240  $12.37   $643,240
        Exercised                         -                         -
                                  ---------                  ---------
 Outstanding,
       December 31, 1993            191,300                  2,391,936
        Granted                      52,000   $14.87           773,240  $14.87 $773,240
        Exercised                         -                          -
                                  ---------                  ---------
 Outstanding,
       December 31, 1994            243,300                  3,165,176
        Granted                      48,000   $12.12           581,760  $12.12 $581,760
        Exercised                         -                          -
                                  ---------                  ---------
 Outstanding,
       December 31, 1995            291,300   $10.37-$17.75  3,746,936
                                  =========                  =========

NOTE 13 LEASE OBLIGATIONS

      The Company leases certain equipment under operating leases expiring in various years through 2000.

      Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1995, are summarized as follows:

      Year Ending December 31,                                     Amounts
                                                                  --------
      1996                                                        $139,683
      1997                                                         110,087
      1998                                                          80,110
      1999                                                          47,987
      2000                                                          19,762
                                                                  --------
                                                                  $397,629
                                                                  ========
      Rental expense under all operating leases amounted to $398,345, $463,887 and $532,849 for the years ended December 31, 1995, 1994 and 1993, respectively.


NOTE 14 BUSINESS SEGMENT DATA

      Information about the Company's operations in different industries for each of the three years ended December 31 is as follows (amounts in thousands):

                                              1995      1994          1993
                                           ----------  ----------  ----------
       Revenues:
           Citrus                             $ 8,819     $ 8,175     $10,719
           Real Estate                          7,743      16,528      15,780
           General, Corporate and Other         7,122       4,023         967
                                           ----------  ----------  ----------
                                              $23,684     $28,726     $27,466
       Income (Loss):                      ==========  ==========  ==========

           Citrus                             $   629     $    86     $ 2,286
           Real Estate                          2,889       9,637       2,184
           General, Corporate and Other         3,602         508     ( 2,657)
                                           ----------  ----------  ----------
                                              $ 7,120     $10,231     $ 1,813
       Identifiable Assets:                ==========  ==========  ==========

          Citrus                              $17,866     $17,349     $17,313
           Real Estate                         35,349      40,813      35,728
           General, Corporate and Other         6,478       3,373       5,967
           Net Assets from Discontinued Resort
             Operations (Note 2)                    -           -       6,807
                                           ----------  ----------  ----------
                                              $59,693     $61,535     $65,815
                                           ==========  ==========  ==========
       Depreciation and Amortization:
           Citrus                             $   412     $   329     $   355
           Real Estate                            648         682         706
           General, Corporate and Other            35          40          40
                                           ----------  ----------  ----------
                                              $ 1,095     $ 1,051     $ 1,101
                                           ==========  ==========  ==========
       Capital Expenditures:
           Citrus                             $   580     $   750     $   725
           Real Estate                            593         619         432
           General, Corporate and Other            29          17          35
                                           ----------  ----------  ----------
                                              $ 1,202     $ 1,386     $ 1,192
                                           ==========  ==========  ==========

       Income (loss) represents income before income taxes and minority interest. Identifiable assets by industry are those assets that are used in the Company's operations in each industry. General corporate assets and assets used in the Company's other operations consist primarily of cash, investment securities, mortgage notes receivable and property, plant and equipment.

NOTE 15                    RELATED PARTIES

       Baker, Fentress & Company, a publicly owned, closed-end investment company, owned approximately 79 percent of the Company's outstanding common stock at December 31, 1995 and 1994.

       The Company sells, under a participating marketing pool agreement, a significant portion of its citrus fruit to Citrus World Inc. ("Citrus World"), an agricultural cooperative of which the Company owns a 4 percent equity interest. Citrus World is a citrus grower and the owner of a citrus processing plant in Lake Wales, Florida. Citrus World pools its own fruit with the fruit purchased from the Company and other citrus growers, processes the pooled fruit and sells the products produced.

       Each participant in the pool, including Citrus World, shares ratably in the proceeds from the sale of said products, net of Citrus World's actual processing and marketing costs, plus a per-unit handling fee. Citrus World makes periodic payments to all participants on their pro-rata share of net sales proceeds and makes final payment after all the products in the pool have been sold. During the years 1995, 1994 and 1993, the Company's pro rata shares of said net sales proceeds under the above pooling agreement amounted to $2,912,415, $2,993,457, and $4,086,996, respectively.

       A note payable in the amount of $2,567,248 and $2,596,386 at December 31, 1995 and 1994, respectively, was payable to an affiliate partner in a joint venture with Indigo Group Ltd.

                       QUARTERLY FINANCIAL DATA (Unaudited)

                                         (In Thousands except per share Amounts)
                                March 31,         June 30,      September 30,       December 31,
                              1995    1994      1995    1994     1995    1994       1995    1994
                             ------  ------    ------  ------    ------  ------    ------  ------
Revenues:

  Citrus                     $3,721  $3,594    $2,052  $2,599    $   21  $   30    $3,025  $1,952
  Real Estate                   901   4,394     1,657   1,895     1,380   1,835     3,805   8,404
  Undeveloped Real Estate        60      31     1,426     356         1     593     3,231     420
  Interest and Other
   Income                       173      43       106      49       180   ( 135)    1,945   2,667
                             ------  ------    ------  ------    ------  ------    ------  ------
                              4,855   8,062     5,241   4,899     1,582   2,323    12,006  13,443
                             ------  ------    ------  ------    ------  ------    ------  ------
Cost and Expenses:
  Citrus                      3,493   2,904     1,799   2,685       449     468     2,449   2,032
  Real Estate                   822   1,645     1,307   1,184     1,157   1,249     1,568   2,814
  General and
   Administrative               964   1,058       917     950       831   1,014       808     493
                             ------  ------    ------  ------    ------  ------    ------  ------
                              5,279   5,607     4,023   4,819     2,437   2,731     4,825   5,339
                             ------  ------    ------  ------    ------  ------    ------  ------
Income(Loss) Before
  Minority Interest           ( 424)  2,455     1,218      80    (  855)  ( 408)    7,181   8,104
Minority Interest                 9      16         8       4        12      10         7       7
                             ------  ------    ------  ------    ------  ------    ------  ------
Income (Loss) From
 Continuing Operations
 Before Income Taxes          ( 415)  2,471     1,226      84     ( 843)  ( 398)    7,188   8,111
Income Taxes
  (Note 4)                      160   ( 828)    ( 456)  (  31)      334     139    (2,774) (3,058)
Income (Loss) from           ------  ------    ------  ------    ------  ------    ------  ------
 Continuing
 Operations                   ( 255)  1,643       770      53     ( 509)  ( 259)    4,414   5,053
Income (Loss) from
 Discontinued Resort
 Operations, Net of
 Income Taxes
 (Note 2)                         -     146         -   (  51)        -   ( 229)        -   (   1)
                             ------  ------    ------  ------    ------  ------    ------  ------
Net Income (Loss)           $(  255) $1,789    $  770  $    2    $( 509) $ (488)   $4,414  $5,052

Per Share Amounts
 Income (Loss) from
 Continuing
 Operations                  ($0.04)  $0.26    $ 0.12   $ .01    ($0.08) $(0.04)    $0.71   $0.81

Income (Loss) from
 Discontinued
 Operations, Net of
 Tax                              -    0.02         -   (0.01)        -   (0.04)        -       -
Net Income (Loss)            ------  ------    ------  ------    ------  ------    ------  ------
 Per Share                   $(0.04)  $0.28     $0.12  $    -    $(0.08) $(0.08)   $ 0.71   $0.81
                             ======  ======    ======  ======    ======  ======    ======  ======

Management's Discussion and Analysis

Results of Operations
1995 Compared to 1994

Citrus Operations

Profits from citrus operations improved significantly for the year ended December 31, 1995 when compared to 1994's calendar year results. Profits of $628,829 posted in 1995 compare to prior year profits totalling $86,298. The gain in earnings was achieved on an 8% gain in revenue on the strength of a 7% increase in fruit harvested and sold. Also contributing to the gain in profitability was a 12% rise in fresh fruit pricing. During calendar year 1995, 1,021,000 boxes of fruit were sold, compared to one year earlier
production of 956,000 boxes.   Production and selling costs are down on a per
box basis primarily due to lower grove care costs per box, but rose 1% overall due to the higher fruit volume harvested in 1995.


Real Estate Operations

Real estate operating profits for 1995's twelve months fell 70% to $2,888,594 on a 53% reduction in revenues. This downturn can be directly traced to lower commercial sales volume. During 1995 commercial sales totalled 97 acres. This volume compares to the 467 commercial acres sold during 1994. Real estate costs and expenses decreased 30% during the period as a result of the lower sales volume.

Forestry operating profits jumped threefold to over $700,000 on increased harvesting and pricing along with cost reductions achieved through restructuring. Increased occupancy levels coupled with higher lease rates at the Company's income properties generated an over $100,000 profit improvement. Further cost reductions from closed-down residential operations provided an additional $75,000 to the bottom line. Revenues realized from subsurface interests were in line with prior year results.


General, Corporate and Other

Profits on the sale of undeveloped real estate interests increased to $4,718,248 on the sale of 1,218 acres in Highlands County, Florida. During 1994 profits of $1,399,711 were recognized on the sale of 129 acres and the release of surface entry rights on 8,340 acres. Interest and other income realized in 1995 totaled $2,404,063, representing an 8% decline from the total posted in 1994. Interest and other income for 1995's calendar year included the sale of 142 acres of citrus groves and lakefront property in Highlands County generating a profit of $1,740,000. Results for 1994 included profit of $2,380,000 on the sale of 225 acres of property and the sale of the water and sewer utility plant at the Tomoka Heights residential community, both located in Highlands County. Interest generated on mortgage notes receivable from year end 1994 commercial closings, and investments added an additional $445,000 of income during 1995 when compared to 1994. General and administrative expenses were substantially in line with prior year results.

With the sale of the resort properties in July of 1994, the results of resort operations have been reported separately as discontinued operations, net of tax.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                              Results of Operations
                              1994 Compared to 1993


Citrus Operations

Citrus operations profits fell 96% for the year ended December 31, 1994 to $86,298 from profits of $2,286,160 posted one year earlier. The downturn in profits was the result of a 16% decline in fruit harvested and sold for the year, with a total of 956,000 boxes sold in calendar year 1994 compared to 1,144,000 boxes for the twelve-month period of 1993. This production decline led to a fall in revenues of 24% to $8,174,816. Also contributing to the revenue and profit reduction was a decline in the percentage of fruit sold as higher profit margin fresh fruit, with 40% of fruit sold fresh in 1994 compared to 1993's percentage of 43%. Pricing for both fresh and processed fruit remained stable during 1994. Selling and production expenses decreased 4% during the period on the lower fruit volume, but on a per box basis were higher due to fixed and semi-variable costs being absorbed over the lower volume.

Real Estate Operations

Results from real estate operations improved dramatically for the twelve-month period of 1994 with a 341% gain in profit to $9,637,248. This profit compares to the $2,183,659 bottom line posted in 1993. Revenues increased 5% during the period to $16,528,217, but represent a significant change in make up with revenues previously generated from the closed-down residential operations being replaced by higher profit margin commercial transactions in 1994. Closings on 467 commercial acres for the year 1994 produced revenues of $12,321,509 compared to 1993 sales of 148 acres generating total revenues of $4,766,283. The close down of residential operations improved results from this activity 54%.

Income properties produced breakeven results in 1994, representing a substantial improvement over 1993's $230,000 loss, as revenues from income properties increased 10% on overall higher occupancy. Results from forestry operations improved 108% on a 52% jump in revenues due to increased harvesting. Revenues from subsurface interests fell modestly during the period.

General Corporate and Other

Profits on the sale of undeveloped real estate interests increased 345% to $1,399,711 on the sale of 129 acres and release of surface entry rights on 8,340 acres in 1994. The sale of 15 acres and the releases of surface entry rights on 3,837 acres generated profits of $314,403 in 1993. Interest and other income produced profits of $2,623,447 for 1994's calendar year. The sale of 225 acres of citrus groves and lakefront property in Highlands County and the sale of the water and sewer system at the Tomoka Heights residential development in Highlands County provided $2,380,000 of this profit. 1993's interest and other income included profits of $400,000 generated on the sale of three income properties. General and administrative expenses were down 3% in 1994 primarily due to lower interest expense on decreased borrowings.

With the sale of the resort properties on July 14, 1994, the results of resort operations have been reported separately as discontinued operations, net of tax. The sale of the property, for a cash price of $7,175,000, resulted in a pre-tax loss of $111,804, $69,732 net of tax.

In 1993, the Company adopted Financial Accounting Standards No. 109 resulting in a $329,442 addition to net income from the cumulative effect of a change in accounting principle.

                               Financial Position


Earnings of $4,420,007, equivalent to $.71 per share, for the year ended December 31, 1995 were solid, although below prior year levels of $6,354,790, equivalent to $1.01 per share. Cash flow generated from these earnings helped to further strengthen the Company's financial position with debt reduction achieved during 1995's calendar year amounting to over $4 million. Cash flow also provided funds to pay dividends totalling $2,817,572, equivalent to $.45 per share, a 29% increase over dividends paid of $.35 for calendar year 1994. Total net cash flow was a negative $299,716, with operating activities providing $4,803,203, investing activities providing $1,766,638 and financing activities using funds totalling $6,869,557 including the debt reduction and dividend payments. Proceeds from the sale of property, plant and equipment, which primarily was the sale of 142 acres of citrus groves and lakefront property in Highlands County and the sale of the 18,000-square-foot shopping center in Spring Hill, contributed $3,193,387 to investing activities. Offsetting this source of funds from investing activities were funds amounting to $1,201,509 expended for the acquisition of property, plant and equipment. These expenditures included $420,000 for the Winn Dixie grocery store expansion at the Mariner Village shopping center in Spring Hill, Florida, $300,000 for citrus building and equipment additions and replacements and $270,000 for citrus grove additions. Total capital outlays projected for 1996 are estimated to be $3,850,000. The majority of these funds, $3,000,000, are for development at the mixed-use Ladies Professional Golf Association (LPGA) project. An additional $500,000 is estimated for citrus operations building and equipment additions and replacements.

Citrus operations for 1995 posted substantially improved bottom line results over prior year. These results were achieved primarily from the large crop for the 1995-1996 season, which began being harvested in October of 1995, and stronger fresh fruit pricing. The 1995-1996 crop is estimated at 1,300,000 boxes which represents a significant increase over the 1994-1995 crop totalling 930,000 boxes. Fruit volume is expected to continue in this higher range as the 1,600 acres of groves planted during 1989-1992 move toward maturity and their prime fruit-bearing years. The groves which approximate 4,300 acres are in excellent overall condition, with no negative effects from the cold weather experienced in late 1995 and early 1996. The acreage sold during the past two years accounts for only a small portion of fruit production and will have little impact on future results. Pricing for the near future is expected to be stable as lower statewide processed fruit inventories have helped to strengthen both processed and fresh fruit pricing.


Real estate development efforts continue to be centered on the LPGA mixed-use development in Daytona Beach. The interchange at I-95 and LPGA Boulevard opened for use in early 1996. The opening of the interchange, which is surrounded by Company-owned lands, is expected to attract significant sales interest. The second golf course, which is located in the southern half of the LPGA project, is in the early stage of development as land clearing has commenced. The clubhouse and resort facilities are also in the design phase with construction projected to begin by mid to late 1996. The Company will donate the land for the golf course to the City of Daytona Beach and will the sell the land for the clubhouse and resort facilities to a third-party entity who will manage and operate the golf course and resort facilities. The first residential units within the development have been completed, with several additional units under construction, contract or reservation. Commercial contract backlog is strong with $11.8 million scheduled to close in 1996, including a $900,000 transaction which closed in January.

The Company intends to continue to focus on its core citrus and real estate operations. The near future for these two areas looks bright. The projected increased fruit volume and stronger pricing in citrus coupled with the strong commercial real estate sales backlog and development activity, attracting increased commercial sales interest, should support continued Company profitability.

                        COMMON STOCK PRICES AND DIVIDENDS

     Effective September 1, 1992, the company's common stock began trading on the American Stock Exchange (AMEX) under the symbol CTO. The Company has paid dividends annually on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends paid (on a semi-annual basis) over the five years ended December 31, 1995.

                                 1991       $.20
                                 1992        .20
                                 1993        .30
                                 1994        .35
                                 1995        .45

     These per-share amounts have been adjusted for the 10% Stock Dividend distributed on August 17, 1992 to shareholders of record on July 15, 1992.

     Indicated below are high and low sales prices for the quarters of the last two fiscal years. All quotations represent actual transactions.

                                           1995               1994
                                     ---------------     ---------------
                                      High      Low       High     Low
                                     ------   ------     ------   ------
First Quarter                        14-3/8   11-1/2     15-5/8   14
Second Quarter                       16       13-1/2     14-5/8   13
Third Quarter                        16-1/2   13-1/4     13-1/2   12-1/4
Fourth Quarter                       17-1/4   15-1/8     13-3/4   11-7/8

Approximate number of shareholders of record as of December 31, 1995
(without regard to shares held in nominee or street name):   300

                                      EXHIBIT 21


Subsidiaries of the Registrant
                                                             Percentage of
                                                 Organized   voting securities
                                                 under       owned by
                                                laws of      immediate parent


Consolidated-Tomoka Land Co. (registrant)       Florida      --
  Placid Utilities Company                      Florida      100.0
  Indigo Group Inc.                             Florida      100.0
  Indigo Group Ltd.                             Florida       99.0*
  (A Limited Partnership)
  Indigo Development Inc.                       Florida      100.0
  Palms Del Mar, Inc.                           Florida      100.0


*Consolidated-Tomoka Land Co. is the limited partner of Indigo Group Ltd., and owns 99.0% of the total partnership equity. Indigo Group Inc. is the general partner, is the managing partner of the partnership, and owns 1.0% of the partnership equity.

All subsidiaries are included in the Consolidated Financial Statements of the Company and its subsidiaries appearing elsewhere herein.

                                    EXHIBIT 23.1


                                    REX MEIGHEN & CO.
                                 509 South Hyde Park Avenue
                                  Tampa, Florida 33606
                                     813-251-1010
                                    FAX 813-251-9235


                          CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS


We consent to the incorporation, by reference in the annual report of Consolidated-Tomoka Land Co. and subsidiaries on Form 10K, of our report dated February 10, 1994 on the audit of the consolidated financial statements of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 1993 and for the year ended December 1993, contained in the Company's annual report to shareholders for the calendar year 1995.



                                                        Rex Meighen & Company


Tampa, Florida
March 25, 1996

                                     EXHIBIT 23.2


                                  ARTHUR ANDERSEN LLP
                                  101 E. Kennedy Blvd.
                                  Tampa, Florida 33602

                                     813-222-4600
                                    FAX 813-229-6229

                  CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


As independent certified public accountants, we hereby consent to the incorporation our report incorporated by reference in this Form
10-K, into the Company's previously filed Registration Statements on Form S-8 (Files 33-62679 (prior registration number 33-50954)).


                                            Arthur Andersen LLP

Tampa, Florida
March 25, 1996