Form 10-Q
period 1996-03-31
CONSOLIDATED TOMOKA LAND CO
filed 1996-05-07
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                    FORM 10-Q


                X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              _____   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1996


              _____ TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from ___ to___


                              Commission file number 0-5556

                              CONSOLIDATED-TOMOKA LAND CO.

                      (Exact name of registrant as specified in its charter)




          Florida                                     59-0483700
         (State or other jurisdiction of             (I.R.S.EMPLOYER
          incorporation or organization)             Identification No.)


          149 South Ridgewood Avenue                        32114
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

                                  Yes   X           No
                                      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding
     Class of Common Stock                                    May 1, 1996

         $1.00 par value                                       6,261,272

                                  CONSOLIDATED-TOMOKA LAND CO.

                                            INDEX

                                                                Page No.



PART I - - FINANCIAL INFORMATION

       Consolidated Condensed Balance Sheets -
            March 31, 1996 and December 31, 1995                   3

       Consolidated Condensed Statements of Income and
         Retained Earnings -- Three Months Ended
            March 31, 1996 and 1995                                4



       Consolidated Condensed Statements of Cash Flows -
         Three Months Ended March 31, 1996 and 1995                5

       Notes to Consolidated Condensed Financial Statements        6-7

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       8-9

PART II -- OTHER INFORMATION                                       10

SIGNATURES                                                         11

                                 PART I -- FINANCIAL INFORMATION

                                   CONSOLIDATED-TOMOKA LAND CO.
                              CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     (Unaudited)
                                                      March 31,   December 31,
                                                        1996         1995
                                                      ---------   ------------


ASSETS
Cash                                                $   423,829     $  203,829
Investment Securities                                 1,424,738      1,603,887
Notes Receivable                                     10,582,473     10,937,614
Accounts Receivable                                   2,630,744      2,143,305
Inventories                                             810,176        802,515
Cost of Fruit on Trees                                2,102,044      2,658,126
Real Estate Held for Development and Sale            13,774,695     13,801,477
Net Investment in Direct Financing Lease                772,527        792,530
Other Assets                                            453,215        499,272
Property, Plant, and Equipment - Net                 26,099,917     26,250,913
                                                     ----------     ----------

     TOTAL ASSETS                                   $59,074,358    $59,693,468
                                                     ==========     ==========



LIABILITIES
Accounts Payable                                    $   936,411     $1,213,692
Notes Payable                                        21,209,279     20,921,298
Accrued Liabilities                                   2,879,818      2,569,848
Customer Deposits                                        51,262         52,411
Deferred Income Taxes                                    69,466         69,466
Income Taxes Payable                                  1,108,902      2,123,691
                                                     ----------     ----------

     TOTAL LIABILITIES                               26,255,138     26,950,406
                                                     ----------     ----------


MINORITY INTEREST                                       103,135        110,535
                                                     ----------     ----------

SHAREHOLDERS' EQUITY
Common Stock                                          6,261,272      6,261,272
Additional Paid-in Capital                            1,782,105      1,782,105
Retained Earnings                                    24,672,708     24,589,150
                                                     ----------     ----------

     TOTAL SHAREHOLDERS' EQUITY                      32,716,085     32,632,527
                                                     ----------     ----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $59,074,358    $59,693,468
                                                     ==========     ==========


See accompanying Notes to Consolidated Condensed Financial Statements.

                          CONSOLIDATED-TOMOKA LAND CO.
        CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                         (Unaudited)
                                                       Three Months Ended
                                                 ----------------------------
                                                    March 31,       March 31,
                                                      1996            1995
                                                  ------------     -----------
INCOME:
  Citrus Operations:
    Sales of Fruit and Other Income                $ 5,168,901      $3,721,100
    Production and Selling Expenses                ( 3,474,465)     (3,493,453)
                                                    ----------      ----------
                                                     1,694,436         227,647
                                                    ----------      ----------
  Real Estate Operations:
    Sales and Other Income                           2,792,325         901,000
    Costs and Expenses                            (  1,201,565)     (  822,240)
                                                   -----------      ----------
                                                     1,590,760          78,760
                                                   -----------      ----------
  Profit on Sales of Undeveloped
    Real Estate Interests                                2,056          59,698
                                                   -----------      ----------

  Interest and Other Income                            172,315         173,366
                                                   -----------      ----------

OPERATING INCOME                                     3,459,567         539,471

GENERAL AND ADMINISTRATIVE EXPENSES               (    850,479)     (  954,393)
                                                    ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES                    2,609,088      (  414,922)
INCOME TAXES                                      (    960,212)        160,424
                                                    ----------      ----------

NET INCOME (LOSS)                                    1,648,876      (  254,498)


RETAINED EARNINGS, Beginning of Period              24,589,150      22,986,715
DIVIDENDS                                         (  1,565,318)     (1,252,254)
                                                    ----------      ----------
RETAINED EARNINGS, End of Period                   $24,672,708     $21,479,963
                                                    ==========      ==========

PER SHARE INFORMATION:
  Average Shares Outstanding                         6,261,272       6,261,272
                                                    ==========      ==========

  Net Income (Loss) Per Share                      $       .26       $    (.04)
                                                    ==========       =========

  Dividends Per Share                              $       .25       $     .20
                                                    ==========       =========

See accompanying Notes to Consolidated Condensed Financial Statements.

                          CONSOLIDATED-TOMOKA LAND CO.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                              Unaudited
                                                         Three Months Ended
                                                   ---------------------------
                                                    March 31,        March 31,
                                                      1996             1995
                                                    ---------        ---------


CASH FLOW FROM OPERATING ACTIVITIES:
CASH RECEIVED FROM:
 Citrus Sales and Other Income                     $ 4,448,216      $4,124,995
 Real Estate Sales and Other Income                  3,415,306       1,458,678
 Sales of Undeveloped Real Estate Interests             44,827          59,698
 Interest and Other Income                             127,766         168,457
                                                     ---------       ---------
    Total Cash Received from Operating Activities    8,036,115       5,811,828
                                                     ---------       ---------

CASH EXPENDED FOR:
 Citrus Production and Selling Expenses              2,899,312       2,675,092
 Real Estate Costs and Expenses                        717,263       1,157,414
 General and Administrative Expenses                   638,118         522,417
 Interest                                              369,032         173,636
 Income Taxes                                        1,975,000       1,125,000
                                                     ---------       ---------
    Total Cash Expended for Operating Activities     6,598,725       5,653,559
                                                     ---------       ---------

    Net Cash Provided by Operating Activities        1,437,390         158,269
                                                     ---------       ---------

CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant, and Equipment     (   144,480)     (  101,615)
 Net Increase (Decrease) in Investment Securities      179,149      (   81,872)
 Direct Financing Lease                                 20,003          21,560
 Proceeds from Sale of Property, Plant and Equipment     5,275             --
                                                     ---------       ---------

   Net Cash Provided by (Used In)
    Investing Activities                                59,947      (  161,927)
                                                     ---------       ---------

CASH FLOW FROM FINANCING ACTIVITIES:
 Cash Proceeds from Debt                               850,000       2,100,000
 Payments of Debt                                  (   562,019)     (  951,168)
 Dividends Paid                                    ( 1,565,318)     (1,252,254)
                                                    ----------       ---------

  Net Cash Used in Financing Activities            ( 1,277,337)     (  103,422)
                                                    ----------      ----------

NET INCREASE (DECREASE) IN CASH                        220,000      (  107,080)
CASH AT BEGINNING OF YEAR                              203,829         503,545
                                                    ----------      ----------

CASH AT END OF PERIOD                              $   423,829      $  396,465
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

2. Seasonal Operations. The Company's citrus operations involve a single-crop agricultural commodity and are seasonal in nature. To a lesser extent, forestry activities are seasonal in nature. Accordingly, results for the three months ended March 31, 1996 and 1995 are not necessarily indicative of results to be expected for the full year. Results of operations for the twelve months ended March 31, 1996 and 1995 are summarized as follows
   (in thousands):

                                          Twelve Months Ended March 31,
                              ------------------------------------------------
                                         1996                   1995
                              ------------------------------------------------

                               Revenues     Income      Revenues   Income(Loss)
                               --------  ------------   --------   -----------
     Citrus Operations         $10,267     $  2,096     $ 8,302       $(  376)
     Real Estate Operations      9,634        4,400      13,035         6,966
     General Corporate & Other   7,064        3,684       4,182           792
                                ------        -----      ------        ------
       Total Revenues          $26,965                  $25,519
                                ======                   ======

     Income From Continuing
       Operations Before Income Taxes        10,180                     7,382
     Income Taxes                           ( 3,857)                   (2,789)
                                             ------                    ------
     Income from Continuing Operations        6,323                     4,593


     Loss from Discontinued Resort
      Operations (net of income taxes)           --                    (  281)
                                             ------                    ------

     Net Income                            $  6,323                   $ 4,312
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

4. Notes Payable.  Notes payable consist of the following:

                                                     March 31, 1996
                                     -------------------------------------------
                                                                     Due Within
                                            Total                    One Year
                                     -------------------------------------------

     Consolidated-Tomoka Land Co.
     ----------------------------

     $15,000,000 Line of Credit          $   450,000                $  450,000
     Mortgage Payable                      9,595,616                   230,175
     Industrial Revenue Bond               3,073,234                   272,521
                                          ----------                 ---------
                                          13,118,850                   952,696
                                          ----------                 ---------
     Indigo Group Ltd.
     -----------------
     Industrial Revenue Bond               1,973,703                    56,400
     Mortgages Payable                     6,116,726                    97,225
                                          ----------                 ---------
                                           8,090,429                   153,625
                                          ----------                 ---------
     Total                               $21,209,279                $1,106,321
                                          ==========                 =========

  Indigo Group Ltd. ("IG LTD.") is a 100% owned limited partnership in the real estate business. Included in notes payable is a $2,559,516 mortgage note collateralized by developed real estate in a joint venture project.
  IG Ltd.'s 50% partner is jointly liable on the note.

  Payments applicable to reduction of principal amounts will be required as follows:
                                Consolidated-      Indigo
                                 Tomoka           Group
     Year Ending March 31,       Land Co.           Ltd.         Total
     ---------------------     -------------     ---------    -----------
     1997                       $   952,696     $  153,625    $ 1,106,321
     1998                           572,028        161,947        733,975
     1999                           621,499      2,621,753      3,243,252
     2000                           675,262        137,002        812,264
     2001                           733,681        143,259        876,940
     Thereafter                   9,563,684      4,872,843     14,436,527
                                 ----------     ----------     ----------
                                $13,118,850    $ 8,090,429    $21,209,279
                                 ==========     ==========     ==========

  Total interest expense for the three months ended March 31, 1996 was $426,827 of which $57,795 was capitalized to land held for development and sale. In the first three months of 1995, interest totaled $462,107 of which $28,590 was capitalized to land held for development and sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------------------------------------

The Management's Discussion and Analysis is designed to be read in conjunction with the financial statements and Management's Discussion and Analysis in the last annual report.

RESULTS OF OPERATIONS

Citrus Operations

Profits from citrus operations for the three months ended March 31, 1996 grew dramatically compared to 1995's first three month period. Bottom line results totalling $1,694,436 represent a 644% improvement over prior year's same period $227,647 profit. The combination of a 30% rise in boxes harvested and sold along with a 7% increase in average pricing resulted in a 39% gain in citrus revenues. A total of 555,000 boxes were sold during 1996's first three months. This compares to 427,000 boxes of fruit sold for 1995's same period. Both fresh fruit and processed fruit contributed to the overall increase in average pricing. Overall production and selling expenses were in line with last year's charges but fell on a per box basis due to lower grove care costs and higher handling credits from a 148% increase in fruit handled for outside growers.

Real Estate Operations

Real estate operating profits improved significantly for the three month period. Profits of $1,590,760 were posted during 1996 compared to profits realized one year earlier amounting to $78,760. The favorable results are primarily due to the sale of commercial real estate, with the sale of 22 acres in 1996's first quarter generating gross profit in excess of $1,450,000. This sales volume compares to 1995's first quarter closing of 2 acres producing gross profit of $60,000. When compared to 1995's first three months income properties provided an additional $40,000 of income on higher occupancies and leasing rates. A 23% improvement was achieved from forestry operations on stable revenue due to a 62% reduction in expenses from the restructuring of the business, which occurred in the first quarter of 1995.

General, Corporate and Other

Profits on the sale of undeveloped real estate interests were negligible for 1996's first quarter compared with profits of $59,698 realized on the sale of 14 acres one year earlier. Interest and other income of $172,315 was in line with prior year results. Reduced interest expense on lower outstanding borrowings during the period provided an 11% decrease in general and administrative expenses.

FINANCIAL POSITION

Earnings of $1,648,876, equivalent to $.26 per share, were strong for the three month period and represent a significant turnaround from the prior year first quarter loss of $254,498, equivalent to $.04 per share. The turnaround was achieved on substantially improved results from both citrus and real estate operations. Citrus operation's favorable bottom line was provided by a significant increase in fruit sold combined with higher pricing, while increased commercial land sales contributed the profit boost from real estate operations. Dividends declared and paid during the period amounted to $.25 per share, a 25% increase over the $.20 dividend paid one year earlier. Cash flow provided by operating activities for the three months ended March 31, 1996 totalled $1,437,390 with total cash generated during the period amounting to $220,000. Debt rose $288,000 from year end 1995, while funds totalling $144,000 were used for the acquisition of property, plant and equipment. Property, plant and equipment acquisitions centered on citrus equipment and forestry tree planting. Capital requirements for the remainder of 1996 approximate $3,150,000 and are comprised primarily of the development of the Ladies Professional Golf Association (LPGA) mixed-use project and citrus operations building and equipment additions and replacements. These funds will be provided through operations and when necessary existing outside financing sources.

Fruit production from company groves continues to be abundant. Total volume for the 1995-1996 crop year is estimated at over 1,300,000 boxes, a 40% increase over the 1994-1995 crop. It is anticipated that the volume for the coming years will remain at this level as the groves developed during 1989-1992 begin to reach maturity and yield more fruit. The groves are in overall excellent condition with a good bloom experienced in early spring. Company groves experienced no damage from the several periods of cold weather experienced during the winter season. Pricing for both fresh and processed fruit has been strong in comparison to recent years. Wholesale processed fruit prices increased in early spring due to the short inventory coming into the season. It is expected the prices will stay strong into the near future.

In early May it was announced that the financing was in place for the commencement of the clubhouse, second golf course and vacation club villas, which are to be developed by a third party entity at the LPGA development. The clubhouse is projected to be operational in approximately one year time, with the second golf course, which is already in the early stages of development, ready for use shortly thereafter. The opening of the resort villas will follow in approximately nine months. Interest in Company owned properties in and around the project remains strong with contract backlog scheduled to close the remainder of 1996 totalling $10.1 million on the sale of 430 acres.

The Company intends to continue to focus on its core citrus and real estate operations. The near future for these two segments looks bright. The increased fruit volume and strong pricing in citrus coupled with the strong commercial real estate sales backlog and development activity attracting increased commercial sales interest should lead to continued profitability for the remainder of 1996.

                               PART II -- OTHER INFORMATION


Item 1.     Legal Proceedings
- -------     -----------------
There are no material pending legal proceedings to which the Company or its subsidiaries is a party.

Item 2 through 5.
- -----------------
Not Applicable

Item 6.     Exhibits and Reports on Form 8-K
- -------     --------------------------------

            (a)    Exhibits:

             Exhibit 11 - Computation of Earnings Per Common Share

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





                                             CONSOLIDATED-TOMOKA LAND CO.
                                                    (Registrant)



Date:   May 07, 1996                         By:/s/ Bob D. Allen
                                             -----------------------------

                                             Bob D. Allen, President and
                                             Chief Executive Officer



Date:   May 07, 1996                         By:/s/ Bruce W. Teeters
                                             ----------------------------

                                             Bruce W. Teeters, Senior Vice
                                             President - Finance and Treasurer
                                             Chief Financial Officer

                               EXHIBIT INDEX


                                                               Page No.
                                                               ---------

No. 11     Computation of Earnings Per Common Share               13

No. 27     Financial Data Schedule                                14

                                    EXHIBIT 11

                       CONSOLIDATED-TOMOKA LAND CO. AND SUBSIDIARIES
            COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER COMMON SHARE

                                            For the Three Months Ended
                                            --------------------------
                                            March  30,    March  30,
                                              1996            1995
                                            ---------      ---------
PRIMARY EARNINGS Per Share
INCOME (LOSS)                               1,648,876     (  254,498)
                                            ---------      ---------

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                          6,261,272      6,261,272

COMMON SHARES APPLICABLE TO STOCK OPTIONS
  USING THE TREASURY STOCK METHOD
  AT AVERAGE MARKET PRICE FOR
  THE PERIOD                                   74,857         13,922
                                            ---------      ---------
TOTAL PRIMARY SHARES                        6,336,129      6,275,194
                                            =========      =========

PRIMARY EARNINGS PER COMMON SHARE               $0.26     (    $0.04)
                                            =========      =========

FULLY DILUTED EARNINGS PER SHARE

  TOTAL PRIMARY SHARES                      6,336,129      6,275,194

   COMMON SHARES APPLICABLE TO STOCK
   OPTIONS IN ADDITION TO THOSE
   USED IN PRIMARY COMPUTATION
   DUE TO USE OF THE HIGHER OF
   AVERAGE MARKET PRICE OR PERIOD
   END MARKET PRICE                             5,341         22,540
                                            ---------      ---------
TOTAL FULLY DILUTED SHARES                  6,341,470      6,297,734
                                            =========      =========

FULLY DILUTED EARNINGS PER SHARE                $0.26         ($0.04)
                                            =========      =========