Form 10-Q
period 1996-06-30
CONSOLIDATED TOMOKA LAND CO
filed 1996-08-06
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    Form 10-Q


               X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ____    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996


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

                                     Yes   X           No
                                         _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding
          Class of Common Stock                             August 1, 1996

       $1.00 par value                                         6,261,272

                              CONSOLIDATED-TOMOKA LAND CO.

                                      INDEX

                                                          Page No.


PART I - - FINANCIAL INFORMATION

     Consolidated Condensed Balance Sheets -
       June 30, 1996 and December 31, 1995                    3

     Consolidated Condensed Statements of Income and
     Retained Earnings - Three Months Ended and
       Six Months Ended June 30, 1996 and 1995                4

     Consolidated Condensed Statements of Cash Flows -
       Six Months Ended June 30, 1996 and 1995                5

     Notes to Consolidated Condensed Financial Statements   6-8

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                 9-11

PART II -- OTHER INFORMATION                                 12

SIGNATURES                                                   13

                               PART I -- FINANCIAL INFORMATION

                                 CONSOLIDATED-TOMOKA LAND CO.
                              CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    (Unaudited)
                                                      June 30,     December 31,
                                                        1996           1995
                                                      ---------    ------------

ASSETS
Cash                                                $   396,712     $   203,829
Investment Securities                                 1,044,071       1,603,887
Notes Receivable                                     10,123,052      10,937,614
Accounts Receivable                                   4,233,642       2,143,305
Inventories                                             760,996         802,515
Cost of Fruit on Trees                                2,254,564       2,658,126
Real Estate Held for Development and Sale            13,867,187      13,801,477
Net Investment in Direct Financing Lease                752,271         792,530
Other Assets                                            469,857         499,272
Property, Plant, and Equipment - Net                 22,809,664      26,250,913
                                                     ----------      ----------

     TOTAL ASSETS                                   $56,712,016     $59,693,468
                                                     ==========      ==========

LIABILITIES
Accounts Payable                                    $   675,299     $ 1,213,692
Notes Payable                                        18,656,595      20,921,298
Accrued Liabilities                                   3,198,331       2,569,848
Customer Deposits                                        49,842          52,411
Deferred Income Taxes                                    69,466          69,466
Income Taxes Payable                                    132,371       2,123,691
                                                     ----------      ----------

     TOTAL LIABILITIES                               22,781,904      26,950,406
                                                     ----------      ----------

MINORITY INTEREST                                        97,741         110,535
                                                     ----------      ----------

SHAREHOLDERS' EQUITY
Common Stock                                          6,261,272       6,261,272
Additional Paid-in Capital                            1,782,105       1,782,105
Retained Earnings                                    25,788,994      24,589,150
                                                     ----------      ----------

     TOTAL SHAREHOLDERS' EQUITY                      33,832,371      32,632,527
                                                     ----------      ----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $56,712,016     $59,693,468
                                                     ==========      ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                          CONSOLIDATED-TOMOKA LAND CO.
        CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                           (Unaudited)
                                          Three Months Ended           Six Months Ended
                                          ------------------           -----------------

                                         June 30,     June 30,       June 30,    June 30,
                                           1996         1995           1996        1995
                                        ----------   ----------    ----------   ---------
INCOME:
  Citrus Operations:
    Sales of Fruit and Other Income    $ 4,618,325  $ 2,052,093   $ 9,787,226 $ 5,773,193
    Production and Selling Expenses    ( 2,826,662) ( 1,799,305)  ( 6,301,127)( 5,292,758)
                                        ----------   ----------    ----------  ----------
                                         1,791,663      252,788     3,486,099     480,435
                                        ----------   ----------    ----------  ----------

  Real Estate Operations:
    Sales and Other Income                 989,383    1,656,851     3,781,708   2,557,851
    Costs and Other Expenses           (   849,636) ( 1,306,631)  ( 2,051,201)( 2,128,871)
                                        ----------   ----------    ----------  ----------
                                           139,747      350,220     1,730,507     428,980
                                        ----------   ----------    ----------  ----------

  Profit On Sales of Undeveloped
   Real Estate Interests                     1,200    1,425,741         3,256   1,485,439
                                        ----------   ----------    ----------  ----------

  Interest and Other Income                650,156      106,620       822,471     279,986
                                        ----------   ----------    ----------   ---------

OPERATING INCOME                         2,582,766    2,135,369     6,042,333   2,674,840

GENERAL AND ADMINISTRATIVE EXPENSES    (   828,012)  (  908,786)  ( 1,678,491)( 1,863,179)
                                        ----------    ---------    ----------  ----------

INCOME BEFORE INCOME TAXES               1,754,754    1,226,583     4,363,842     811,661
INCOME TAXES                           (   638,468)  (  456,154)  ( 1,598,680) (  295,730)
                                        ----------    ---------    ----------   ---------

NET INCOME                               1,116,286      770,429     2,765,162     515,931

RETAINED EARNINGS, Beginning of Period  24,672,708   21,479,963    24,589,150  22,986,715
DIVIDENDS                                       --           --   ( 1,565,318)( 1,252,254)
                                        ----------   ----------    ----------  ----------
RETAINED EARNINGS, End of Period       $25,788,994  $22,250,392   $25,788,994 $22,250,392
                                        ==========   ==========    ==========  ==========

PER SHARE INFORMATION:
  Average Shares Outstanding             6,261,272    6,261,272     6,261,272   6,261,272
                                        ==========   ==========    ==========  ==========

  Net Income Per Share                 $       .18  $       .12   $       .44 $       .08
                                        ==========   ==========    ==========  ==========

  Dividends Per Share                  $        --  $        --   $       .25 $       .20
                                        ==========   ==========    ==========  ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                          CONSOLIDATED-TOMOKA LAND CO.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                             Unaudited
                                                          Six Months Ended
                                                       ----------------------
                                                       June 30,      June 30,
                                                        1996           1995
                                                       --------      --------
CASH FLOW FROM OPERATING ACTIVITIES:
CASH RECEIVED FROM:
  Citrus Sales of Fruit and Other Income             $ 8,682,366  $ 5,995,175
  Real Estate Sales and Other Income                   3,584,405    3,622,505
  Sales of Undeveloped Real Estate                        46,027    1,485,439
  Interest and Other Income                              246,016      270,355
                                                      ----------   -----------
     Total Cash Received from Operating Activities    12,558,814   11,373,474
                                                      ----------   ----------

CASH EXPENDED FOR:
  Citrus Production and Selling Expenses               5,683,033    4,832,127
  Real Estate Costs and Expenses                       1,180,318    2,215,688
  General and Administrative Expenses                  1,270,255    1,364,944
  Interest                                               765,913    1,059,069
  Income Taxes                                         3,590,000    1,600,000
                                                      ----------   ----------
     Total Cash Expended for Operating Activities     12,489,519   11,071,828
                                                      ----------   ----------

  Net Cash Provided by Operating Activities               69,295      301,646
                                                      ----------   ----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of Property, Plant, and Equipment       (  265,961) (   692,105)
  Net (Increase) Decrease in Investment Securities       559,816  ( 2,400,742)
  Direct Financing Lease                                  40,259       43,360
  Proceeds from Sale of Property, Plant,
    and Equipment                                      3,619,495    1,225,167
                                                      ----------   ----------

    Net Cash Provided by (Used In)
     Investing Activities                              3,953,609  ( 1,824,320)
                                                      ----------   ----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Cash Proceeds of Debt                                1,550,000    4,200,000
  Payments of Debt                                   ( 3,814,703) ( 1,801,906)
  Dividends Paid                                     ( 1,565,318) ( 1,252,254)
                                                      ----------   ----------

    Net Cash Provided by (Used in)
     Financing Activities                            ( 3,830,021)   1,145,840
                                                      ----------   ----------

NET INCREASE (DECREASE) IN CASH                          192,883  (   376,834)
CASH, BEGINNING OF YEAR                                  203,829      503,545
                                                      ----------   ----------

CASH, END OF PERIOD                                  $   396,712 $    126,711
                                                      ==========  ===========

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


   2. Seasonal Operations. The company's citrus operations involve a single-crop agricultural commodity and are seasonal in nature. To a lessor extent, its forestry activities are seasonal in nature. Accordingly, results for the six months ended June 30, 1996 and 1995 are not necessarily indicative of results to be expected for the full year. Results of operations for the twelve months ended
         June 30, 1996 and 1995 are summarized as follows (in thousands):


                                            Twelve Months Ended June 30,
                                  ----------------------------------------------
                                         1996                      1995
                                  ---------------------   -------------------------

                                 Revenues    Income       Revenues    Income(Loss)
                                 --------  -----------    --------    -----------
     Citrus Operations           $12,833    $  3,634     $ 7,755       $(    37)
     Real Estate Operations        8,967       4,190      12,797          6,605
     General Corporate & Other     6,183       2,884       5,310          1,957
                                  ------       -----      ------         ------
      Total Revenues             $27,983                 $25,862
                                  ======                  ======

     Income From Continuing
      Operations Before Income Taxes          10,708                      8,525
     Income Taxes                            ( 4,039)                   ( 3,214)
                                              ------                     ------

     Income from Continuing Operations         6,669                      5,311

     Loss From Discontinued Resort
      Operations (net of income taxes)            --                    (   230)
                                              ------                     ------

     Net Income                             $  6,669                   $  5,081
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

   4.    Notes Payable.  Notes payable consist of the following:

                                                       June 30, 1996
                                       --------------------------------------------
                                                                      Due Within
                                              Total                    One Year
                                       -----------------            ---------------

      Consolidated-Tomoka Land Co.
      ----------------------------

      $15,000,000 Line of Credit          $   400,000                $   400,000
      Mortgages Payable                     9,539,937                    235,239
      Industrial Revenue Bonds              3,000,874                    278,009
                                           ----------                 ----------
                                           12,940,811                    913,248
                                           ----------                 ----------



      Indigo Group Ltd.
      -----------------
      Industrial Revenue Bonds              1,964,200                     56,400
      Mortgages Payable                     3,751,584                     33,619
                                           ----------                 ----------
                                            5,715,784                     90,019
                                           ----------                 ----------

      Total                               $18,656,595                $ 1,003,267
                                           ==========                 ==========

   Indigo Group Ltd. ("IG LTD.") is a 100% owned limited partnership in the real estate business. Included in notes payable is a $2,551,784 mortgage note collateralized by developed real estate in a joint venture project. IG Ltd's 50% partner is jointly liable on the note.

   Payments applicable to reduction of principal amounts will be required as follows:

                                Consolidated-      Indigo
                                  Tomoka           Group
      Year Ending June 30,       Land Co.           Ltd.         Total
      -------------------      -------------    ---------    -----------

      1997                       $   913,248    $    90,019   $ 1,003,267
      1998                           584,012         93,422       677,434
      1999                           634,524      2,537,343     3,171,867
      2000                           689,414         56,400       745,814
      2001                           749,061         56,400       805,461
      Thereafter                   9,370,552      2,882,200    12,252,752
                                  ----------      ---------    ----------
                                 $12,940,811    $ 5,715,784   $18,656,595
                                  ==========     ==========    ==========

   In the first six months of 1996, interest totaled $853,708 of which $87,795 was capitalized to land held for development and sale. Total interest for the six months ended June 30, 1995 was $1,124,335, of which $65,265 was capitalized to land held for development and sale.

   MANAGEMENT'S DISCUSSION AND ANALYSIS
   ------------------------------------

   The Management's Discussion and Analysis is designed to be read in conjunction with the financial statements and Management's Discussion and Analysis in the last annual report.

   RESULTS OF OPERATIONS
   ---------------------

   Citrus Operations

   Citrus operations achieved a dramatic improvement for the second quarter of 1996 with profits of $1,791,663 posted. This represents a 609% increase over 1995's same period $252,788 profit. The turnaround can be attributed to an 84% rise in fruit sold coupled with a 21% gain in average sales price. Fruit sold during 1996's second period totalled 495,785 boxes with 269,131 boxes sold for the same period one year earlier. The combined effect of the rise in pricing and the greater fruit volume resulted in a revenue increase of 125% to $4,618,325. Production and selling expenses rose 57% during the period as a result of the higher fruit volume, but were down on a per box basis due to the efficiencies achieved through the higher volume.

   An increased fruit harvest and higher average pricing also led to a significant rise in profits for 1996's first six month period. Fruit sold for 1996 to date totalled 1,050,488 boxes, a 51% increase over the 696,056 boxes sold during 1995's first half, while average fruit prices rose 12%. These gains resulted in a 70% jump in revenues realized to $9,787,226 and generated profits of $3,486,099, a 626% improvement over 1995's first six months profits totalling $480,435. On a per box basis production and selling expenses were lower; although, in total they increased 19% due to the gain in volume.

   Real Estate Operations
   ----------------------

   Real estate profits fell 60% for the three months ended June 30, 1996 to $139,747. The absence of commercial real estate closings during the period is the primary factor for this downturn. These results compare to 1995's second quarter sales of 29 acres of commercial acreage which produced gross profits in excess of $230,000. For the first six months of 1996 the sale of 22 acres of commercial property generated gross profits of approximately $1,460,000 and account for the 303% increase in real estate operating income to $1,730,507. Gross profits of $295,000 were realized on the sale of 31 commercial acres during 1995's first six month period. Sales prices and profit margins vary significantly depending on the location and intended use of specific properties.

   The impact of higher occupancy and leasing rates produced a 57% increase in the bottom line from income properties for the second period and a 142% favorable impact for the six months through June 30, 1996 when compared to 1995's same periods. Revenues showed only modest changes for both periods as the gains achieved from leasing activity were offset by revenues lost due to the sale of the 18,000 square foot Mariner Towne Square shopping center in May 1995.

   Forestry operating profits declined 25% during 1996's second quarter on an 27% decrease in revenues due to lower timber harvesting volume. Year-to-date forestry profits are in line with prior year, although revenues are down 11%. The revenue decline is offset by a 53% reduction in expenses which was achieved in the six month period due to the reorganization of the department which took place during the first quarter of 1995.

   General, Corporate and Other
   ----------------------------

   Minimal profits from the sale of undeveloped real estate interests were recorded for both periods of 1996 to compared the $1,485,439 profit posted in 1995's six month period, of which $1,425,741 was realized in the second quarter. Sales of 389 acres of land, primarily located in Highlands County accounted for those profits in 1995's first half, of which 375 acres closed in the second quarter.

   The sale of the 70,000 square foot Mariner Village shopping center located in Spring Hill, Florida during June of 1996 generated profits in excess of $450,000 and account for the majority of the increase in interest and other income for the two periods of 1996 when compared to 1995. Also contributing to 1996's gain over 1995 was a small loss recorded on the sale of the Mariner Towne Square shopping center which occurred in May 1995.

   General and administrative expenses declined 9% and 10% for the second period and six months, respectively, due to reduced interest expense on lower outstanding borrowing.

   FINANCIAL POSITION
   ------------------

   Profits of $2,765,162, equivalent to $.44 per share, for the first six months of 1996 represent a strong improvement over 1995's same period $515,931 net income, equivalent to $.08 per share. These favorable results are led by citrus operations' large crop and higher pricing.
   Real estate operations also contributed to the increased earnings as the result of the greater commercial sales volume. Net cash generated for the six month period amounted to $192,883 after debt reduction totalling $2,264,703 and $1,565,318 in dividends paid. The dividends paid in 1996, equivalent to $.25 per share, represent a 20% increase over dividends paid in 1995's first six months equivalent to $.20 per share. Cash generated from operating activities totalled $69,295, with an additional $3,953,609 provided by investing activities. Cash realized from investing activities includes $3,619,495 from the sale of property, plant and equipment, primarily the sale of the 70,000 square foot Mariner Village shopping center located in Spring Hill, Florida. The acquisition of property, plant and equipment accounted for $265,961 in expenditures which consisted primarily of the addition and replacement of citrus vehicles and equipment, and forestry tree planting. Capital requirements for the remainder of 1996 approximate $2.7 million and will be funded through operations and if necessary current available financing sources. These expenditures consist primarily of development at the Ladies Professional Golf Association (LPGA) mixed-use project and citrus operations equipment additions and replacements.

   Company groves remain in excellent condition. Fruit harvesting for the 1995-1996 crop year has ended with Company groves producing 1,385,000 boxes, the largest crop in company history. To a great extent the abundant crop is due to the maturing of the groves planted from 1989-1992. In the coming years as these trees continue to mature the volume of fruit harvested from these trees should grow. The final 1995-1996 USDA Florida orange crop estimate came in at just over 203 million boxes, the third largest orange crop in Florida's history. Pricing for both fresh and processed fruit remains relatively strong. Retail sales of processed juice products have shown some decline since retail prices have increased over the last several months, which may lead to weaker wholesale pricing.

   Commercial real estate sales for the remainder of 1996 appear strong with approximately 370 acres under contract for 1996 closing at a sales value in excess of $8 million. In addition to these sales contracts, negotiations are underway on several other parcels. Development activity at the LPGA mixed-use project continues to progress. Preliminary pre-construction work has begun on the clubhouse and second golf course. In August, a major landscape design project will commence on the new LPGA Boulevard I-95 interchange. This significant upgrade to the main LPGA International entry is projected to cost $400,000, of which $150,000 will be paid by a State of Florida grant.

   Profits for the near future look promising as portrayed by the large crop year citrus fruit volume and relatively strong citrus pricing coupled with the existing commercial real estate sales backlog. The Company continues to concentrate on these two core businesses while strengthening its balance sheet through debt reduction on the sale of its non-core assets.

                    PART II -- OTHER INFORMATION


   Item 1.     Legal Proceedings
               There are no material pending legal proceedings to which the Company or its subsidiaries is a party.

   Items 2 through 3.
               Not Applicable

   Item 4.     Submission of Matters to a Vote of Security Holders

               The annual meeting of shareholders was held May 8, 1996 and the following votes were received for each of the three nominees for Class II directors:

                                   Number of        Number of Votes      Number of Votes
               Nominee             Votes for          Withheld             Abstaining
              ---------           -----------      -----------------    ----------------
              James P. Gorter      5,978,935             2,106             2,028
              Robert F. Lloyd      5,978,635             2,406             2,028
              Bruce W. Teeters     5,978,835             2,206             2,028

   Item 5.
               Not Applicable

   Item 6.     Exhibits and Reports on Form 8-K

               (a)  Exhibits
                    Exhibit (11) - Computation of Earnings
                                   Per Common Share



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





                                  CONSOLIDATED-TOMOKA LAND CO.
                                         (Registrant)



   Date:  August 6, 1996          By:  /s/ Bob D. Allen
                                      ---------------------
                                      Bob D. Allen
                                      President & Chief
                                      Executive Officer




   Date:  August 6, 1996          By:  /s/  Bruce W. Teeters
                                      -----------------------
                                      Bruce W. Teeters
                                      Sr. Vice President-
                                      Finance & Treasurer

                             EXHIBIT INDEX


                                                           Page No.
                                                          ----------

   No. 11    Computation of Earnings Per Common Share        15

   No. 27    Financial Data Schedule                         16

                                    EXHIBIT 11

                       CONSOLIDATED-TOMOKA LAND CO. AND SUBSIDIARIES
                         COMPUTATION OF PRIMARY AND FULLY DILUTED
                                EARNINGS PER COMMON SHARE

                                     For the Three Months Ended   For the Six Months Ended
                                     --------------------------   ------------------------
                                      June 30,     June 30,       June  30,     June 30,
                                       1996           1995          1996          1995
                                     --------      ---------     ---------     ---------

PRIMARY EARNINGS PER SHARE

  NET INCOME                        1,116,286        770,429     2,765,162       515,931
                                    =========      =========     =========     =========

  WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                6,261,272      6,261,272     6,261,272     6,261,272

COMMON SHARES APPLICABLE TO STOCK
 OPTIONS USING THE TREASURY STOCK
 METHOD AT AVERAGE MARKET PRICE FOR
  THE PERIOD                           89,604         28,594        89,604        28,594
                                    ---------      ---------     ---------     ---------
TOTAL PRIMARY SHARES                6,350,876      6,289,866     6,350,876     6,289,866
                                    =========      =========     =========     =========
PRIMARY EARNINGS PER COMMON
 SHARE                                  $0.18          $0.12         $0.44         $0.08
                                    =========      =========     =========     =========


FULLY DILUTED EARNINGS PER
 SHARE

 TOTAL PRIMARY SHARES               6,350,876      6,289,866     6,350,876     6,289,866

COMMON SHARES APPLICABLE TO STOCK
 OPTIONS IN ADDITION TO THOSE
 USED IN PRIMARY COMPUTATION
 DUE TO USE OF THE HIGHER OF
 AVERAGE MARKET PRICE OR PERIOD
 END MARKET PRICE                      18,244          6,365        18,244         6,365
                                    ---------      ---------     ---------     ---------
TOTAL FULLY DILUTED SHARES          6,369,120      6,296,231     6,369,120     6,296,231
                                    =========      =========     =========     =========

FULLY DILUTED EARNINGS PER SHARE        $0.18          $0.12         $0.44         $0.08
                                    =========      =========     =========     =========