Form 10-Q
period 1996-09-30
CONSOLIDATED TOMOKA LAND CO
filed 1996-11-07
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               ___      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996


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





                                                          Outstanding
             Class of Common Stock                      November 1, 1996
              _____________________                     _________________

                 $1.00 par value                             6,261,272

                    CONSOLIDATED-TOMOKA LAND CO.

                                INDEX

                                                               Page No.
                                                               ________

   PART I - - FINANCIAL INFORMATION

   Consolidated Condensed Balance Sheets -
          September 30, 1996 and December 31, 1995              3


   Consolidated Condensed Statements of Income and
          Retained Earnings - Three Months and
          Nine Months Ended September 30, 1996 and 1995         4


   Consolidated Condensed Statements of Cash Flows -
          Nine Months Ended September 30, 1996 and 1995         5

   Notes to Consolidated Condensed Financial Statements         6-8

   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   9-11

   PART II -- OTHER INFORMATION                                 12


   SIGNATURES                                                   13

                              PART I -- FINANCIAL INFORMATION

                             CONSOLIDATED-TOMOKA LAND CO.
                       CONSOLIDATED CONDENSED BALANCE SHEETS


                                                    (Unaudited)
                                                   September 30,   December 31,
                                                        1996          1995
                                                   ------------    ------------

ASSETS
Cash                                                $   129,361    $   203,829
Investment Securities                                   967,697      1,603,887
Notes Receivable                                     10,127,773     10,937,614
Accounts Receivable                                   2,847,161      2,143,305
Inventories                                             741,623        802,515
Cost of Fruit on Trees                                3,299,946      2,658,126
Real Estate Held for Development and Sale            14,043,908     13,801,477
Net Investment in Direct Financing Lease                731,760        792,530
Prepaid Income Taxes                                  1,048,113             --
Other Assets                                            432,835        499,272
Property, Plant, and Equipment - Net                 22,608,025     26,250,913
                                                     ----------     ----------

     TOTAL ASSETS                                   $56,978,202    $59,693,468
                                                     ==========     ==========

LIABILITIES
Accounts Payable                                    $   166,768    $ 1,213,692
Notes Payable                                        21,553,655     20,921,298
Accrued Liabilities                                   3,673,134      2,569,848
Customer Deposits                                       103,850         52,411
Deferred Income Taxes                                    69,466         69,466
Income Taxes Payable                                         --      2,123,691
                                                     ----------     ----------

     TOTAL LIABILITIES                               25,566,873     26,950,406
                                                     ----------     ----------

MINORITY INTEREST                                        87,713        110,535
                                                     ----------     ----------
SHAREHOLDERS' EQUITY
Common Stock                                          6,261,272      6,261,272
Additional Paid-in Capital                            1,782,105      1,782,105
Retained Earnings                                    23,280,239     24,589,150
                                                     ----------     ----------

     TOTAL SHAREHOLDERS' EQUITY                      31,323,616     32,632,527
                                                     ----------     ----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $56,978,202    $59,693,468
                                                     ==========     ==========



See Accompanying Notes to Consolidated Condensed Financial Statements.

                         CONSOLIDATED-TOMOKA LAND CO.
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                           (Unaudited)
                                        Three Months Ended           Nine Months Ended
                                       --------------------------   --------------------------
                                       September 30, September 30,  September 30, September 30,
                                           1996          1995           1996          1995
                                       ------------  ------------   ------------  ------------
INCOME:
  Citrus Operations:
    Sales of Fruit and Other Income    $    49,536  $    21,118   $ 9,836,762  $ 5,794,311
    Production and Selling Expenses    (   536,792) (   448,902)  ( 6,837,919) ( 5,741,660)
                                        ----------   ----------    ----------   ----------
                                       (   487,256) (   427,784)    2,998,843       52,651
                                        ----------   ----------    ----------   ----------
  Real Estate Operations:
    Sales and Other Income                 733,116    1,380,354     4,514,824    3,938,205
    Costs and Other Expenses           (   712,665) ( 1,157,023)  ( 2,763,866) ( 3,285,894)
                                        ----------   ----------    ----------   ----------
                                            20,451      223,331     1,750,958      652,311
                                        ----------   ----------    ----------   ----------
  Profit On Sales of Undeveloped
    Real Estate Interests                      550          500         3,806    1,485,939
                                        ----------   ----------    ----------   ----------
  Interest and Other Income                181,507      180,549     1,003,978      460,535
                                        ----------   ----------    ----------   ----------
OPERATING INCOME (LOSS)                (   284,748) (    23,404)    5,757,585    2,651,436
GENERAL AND ADMINISTRATIVE EXPENSES    (   760,732) (   819,530)  ( 2,439,223) ( 2,682,709)
                                        ----------   ----------    ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES      ( 1,045,480) (   842,934)    3,318,362  (    31,273)
INCOME TAXES                               415,107      333,672   ( 1,183,573)      37,942
                                        ----------   ----------    ----------   ----------

NET INCOME (LOSS)                      (   630,373) (   509,262)    2,134,789        6,669

RETAINED EARNINGS, Beginning of Period  25,788,994   22,250,392    24,589,150   22,986,715
DIVIDENDS                              ( 1,878,382) ( 1,565,318)  ( 3,443,700) ( 2,817,572)
                                        ----------   ----------    ----------   ----------
RETAINED EARNINGS, End of Period       $23,280,239  $20,175,812   $23,280,239  $20,175,812
                                        ==========   ==========    ==========   ==========
PER SHARE INFORMATION:
  Average Shares Outstanding             6,261,272    6,261,272     6,261,272    6,261,272
                                        ==========   ==========    ==========   ==========

  Net Income (Loss) Per Share                $(.10)       $(.08)         $.34           --
                                        ==========   ==========    ==========   ==========
  DIVIDENDS PER SHARE                        $ .30        $ .25          $.55         $.45
                                        ==========   ==========    ==========   ==========


See Accompanying Notes to Consolidated Condensed Financial Statements.

                                   CONSOLIDATED-TOMOKA LAND CO.
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                          (Unaudited)
                                                       Nine Months Ended
                                                   ----------------------------
                                                   September 30,  September 30,
                                                        1996           1995
                                                   -------------  -------------

CASH FLOW FROM OPERATING ACTIVITIES:
CASH RECEIVED FROM:
  Citrus Sales and Other Income                      $ 8,948,340     $ 6,006,455
  Real Estate Sales and Other Income                   5,463,337       6,797,296
  Sales of Undeveloped Real Estate                        47,076       1,485,939
  Interest and Other Income                              369,842         453,571
                                                      ----------      ----------
   Total Cash Received from Operating Activities      14,828,595      14,743,261
                                                      ----------      ----------
CASH EXPENDED FOR:
  Citrus Production and Selling Expenses               7,280,600       6,359,068
  Real Estate Costs and Expenses                       1,570,348       2,732,137
  General and Administrative Expenses                  1,643,287       1,039,480
  Interest                                             1,233,732       1,432,010
  Income Taxes                                         4,355,376       2,203,775
                                                      ----------      ----------
       Total Cash Expended for Operating
        Activities                                    16,083,343      13,766,470
                                                      ----------      ----------
       Net Cash Provided by (Used In)
        Operating Activities                         ( 1,254,748)        976,791
                                                      ----------      ----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of Property, Plant, and Equipment      (   324,741)    (   997,711)
  Net (Increase) Decrease in Investment Securities       636,190     ( 2,710,971)
  Direct Financing Lease                                  60,770          65,402
  Proceeds from Sale of Property, Plant,
     and Equipment                                     3,619,404       1,234,560
                                                      ----------      ----------
     Net Cash Provided by (Used in) Investing
       Activities                                      3,991,623     ( 2,408,720)
                                                      ----------      ----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Cash Proceeds from Debt                              3,450,000       6,750,000
  Payments of Debt                                   ( 2,817,643)    ( 1,955,478)
  Dividends Paid                                     ( 3,443,700)    ( 2,817,572)
                                                      ----------      ----------
     Net Cash Provided by (Used in) Financing
       Activities                                    ( 2,811,343)      1,976,950
                                                      ----------      ----------

NET INCREASE (DECREASE) IN CASH                      (    74,468)        545,021
CASH, BEGINNING OF YEAR                                  203,829         503,545
                                                      ----------      ----------
CASH, END OF PERIOD                                  $   129,361     $ 1,048,566
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

   2. Seasonal Operations. The Company's citrus operations involve a single crop agricultural commodity and are seasonal in nature. To a lesser extent, its forestry activities are seasonal in nature. Accordingly, results for the nine months ended September 30, 1996 and 1995 are not necessarily indicative of results to be expected for the full year. Results of operations for the twelve months ended September 30, 1996 and 1995 are summarized as follows (in thousands):

                                          Twelve Months Ended September 30,
                                 -------------------------------------------------
                                        1996                      1995
                                 ---------------------    ------------------------
                                 Revenues  Income(Loss)   Revenues    Income(Loss)
                                 --------- -----------    --------    ------------
Citrus Operations                $12,862      $ 3,575     $ 7,746       $ (   27)
Real Estate Operations             8,319        3,987      12,343          6,243
General Corporate & Other          6,184        2,944       5,033          1,864
                                  ------        -----      ------          -----
     Total Revenues              $27,365                  $25,122
                                  ======                   ======
Income from Continuing Operations
  Before Income Taxes                          10,506                      8,080
Income Taxes                                  ( 3,958)                    (3,019)

Income from Continuing Operations               6,548                      5,061

Loss From Discontinued Resort
  Operations (net of income taxes)                 --                     (    1)
                                               ------                      -----
     Net Income                               $ 6,548                     $5,060
                                               ======                      =====

   3.  Common Stock and Earnings Per Common Share.   Primary
       earnings per share are based on the average number
       of common shares and common share equivalents outstanding during the period. Primary and fully diluted earnings per share are the same for the periods.
                                     6

   4.  Notes Payable.  Notes payable consist of the following:

                                                           September 30, 1996
                                                    -----------------------------
                                                                      Due Within
                                                      Total            One Year
                                                    ----------        -----------
               Consolidated-Tomoka Land Co.
               ----------------------------

               $ 7,000,000 Line of Credit           $ 3,450,000        $ 3,450,000
               Mortgages Payable                      9,483,033            240,414
               Industrial Revenue Bonds               2,927,058            283,607
                                                     ----------         ----------
                                                     15,860,091          3,974,021
                                                     ----------         ----------
               Indigo Group Ltd.
               -----------------
               Industrial Revenue Bonds               1,950,100             56,400
               Mortgages Payable                      3,743,464             34,439
                                                     ----------         ----------
                                                      5,693,564             90,839
                                                     ----------         ----------

               Total                                $21,553,655        $ 4,064,860
                                                     ==========         ==========


       Indigo Group Ltd. ("IG LTD.") is a limited partnership in the real estate business owned 100% by the Company and its subsidiaries. Included in notes payable is a $2,543,464 mortgage note collateralized by developed real estate in a joint venture project. IG Ltd.'s 50% partner in the joint venture project is jointly liable on the note.

       Payments applicable to reduction of principal amounts will be required as follows:


                                    Consolidated-     Indigo
                                     Tomoka           Group
          Year Ending Sept. 30,      Land Co.          Ltd.          Total
        ----------------------    -------------    -----------    -----------
          1997                      $ 3,974,021    $    90,839    $ 4,064,860
          1998                          596,249         94,324        690,573
          1999                          647,822      2,527,501      3,175,323
          2000                          703,865         56,400        760,265
          2001                          764,764         56,400        821,164
          Thereafter                  9,173,370      2,868,100     12,041,470
                                     ----------      ---------     ----------
                                    $15,860,091    $ 5,693,564    $21,553,655
                                     ==========      =========     ==========

                                               7

        In the first nine months of 1996 interest totaled $1,253,922 of which $137,795 was capitalized to land held for development and sale. Total interest for the nine months ended September 30, 1995 was $1,646,632, of which $97,976 was capitalized to land held for development and sale.

    MANAGEMENT'S  DISCUSSION AND ANALYSIS

   The Management's Discussion and Analysis is designed to be read in conjunction with the financial statements and Management's Discussion and Analysis in the last annual report.


   RESULTS OF OPERATIONS

   Citrus Operations
   -----------------

   With the harvesting season completed in late spring, losses were posted from citrus operations for the third period of 1996 as well as 1995. The $487,256 loss for the three months ended September 30, 1996 was 14% greater than the $427,784 loss recorded one year earlier. The increased loss can be attributed primarily to repairs and maintenance at the packinghouse.

   Substantially higher fruit production combined with improved fruit pricing resulted in a significant gain in citrus profitability for
    1996's nine months to date when compared to prior year s same period. Profits of $2,998,843 were posted for 1996's first nine months compared to 1995's profits of $52,651. Revenues jumped 70% to $9,836,762 as boxes of fruit harvested and sold increased 51% to 1,050,488 for the period. During 1995's first nine months revenues of $5,794,311 were produced on the sale of 696,056 boxes. Also contributing to the revenue gain was a 12% increase in average fruit pricing, with the sale of both fresh and processed fruit contributing to this gain. The significantly larger fruit volume accounted for a 19% increase in production and selling expenses.


   Real Estate Operations
   ______________________

   Real estate operations profits amounted to $20,451 for the third quarter of 1996, a 91% decline from 1995's same period profit of $223,331. This downturn can primarily be attributed to the lack of commercial land closings in the third quarter of 1996. Profits of $1,750,958 from real estate activities for the first nine months of 1996 represent a 168% improvement over 1995's same period results. Commercial land transactions account for this gain in profits with the sale of 22 acres in 1996 generating revenues and gross profits of $1,625,000 and $1,430,000, respectively. This compares to the sale of 32 acres in 1995's first nine months producing revenues of $849,000 and gross profits of $390,000. Sales pricing and profits may vary substantially from property to property based on the location and its intended use.

   Profits from income properties increased slightly for the third quarter and rose in excess of $100,000 for the nine month period to date. These gains are due to higher occupancy and higher leasing rates. Total revenues from income properties fell 12% and 4% for the three month and nine month periods, respectively as the increases achieved from occupancy and leasing rates were offset by the May 1995 sale of the 18,000 square foot Mariner Towne Square shopping center and the June 1996 sale of the 70,000 square foot Mariner Village shopping center both located in Spring Hill, Florida.

   Profits from forestry operations were down 53% and 20% for the three month and nine month periods of 1996, respectively when compared to 1995. An approximate $100,000 decline in profits to $93,000 for the third quarter and $446,000 year to date is the direct result of a fall in revenue on decreased harvesting.


   General, Corporate and Other
   ----------------------------

   The sale of undeveloped real estate interests produced minimal profits for the third quarter of both 1996 and 1995, as well as the first nine months of 1996. Profits of $1,485,939 were realized for the first nine months of 1995 on the sale of 389 acres located primarily in Highlands County, Florida.

   Interest and other income of $181,507 posted during 1996's third period was in line with the $180,549 posted for the third period of 1995. Year to date through September 30th interest and other income totaled $1,003,978 representing a 118% increase over 1995's $460,535 same period results. This increase is primarily the result of the approximate $450,000 gain realized on the sale of the Mariner Village shopping center which occurred in June 1996.

   Decreased interest expense on lower outstanding borrowings primarily led to a 7% decline in general and administrative expenses for the third quarter and a 9% fall year-to-date.

   FINANCIAL POSITION

   The $630,373 loss, equivalent to $.10 per share, posted in the third quarter of 1996 is typical for the third period due to the seasonality of the citrus operation. Year-to-date earnings of $2,134,789, equivalent to $.34 per share, continue to represent a substantial turnaround from 1995's same period breakeven results. The stronger results were led by citrus operations with significantly increased fruit volume along with stronger pricing of both fresh and processed fruit. Real estate operations contributed to the improvement with the sale of higher profit margin commercial property.


   Cash decreased for the nine months by $74,468, including the payment of dividends totaling $3,443,700, equivalent to $.55 per share.
   The dividend payment represents a 22% increase over the $.45 per share paid in 1995. Cash used in operating activities amounted to $1,254,748 with cash generated from investing activities providing $3,991,623 and cash used in financing activities totaling $2,811,343 including the dividend payment. Included in cash from investing activities was $3,619,404 from proceeds on sale of property, plant and equipment, which consists primarily of the sale of the 70,000 square foot Mariner Village shopping center. Cash requirements needed to fund capital expenditures for the remainder of 1996 approximate $750,000 and are anticipated to be funded from operations and, if necessary, available outside financing sources.
   These expenditures are centered on the LPGA mixed-use development.

   The 1996-1997 citrus crop year is underway. The quality of Company fruit appears to be very good. Production from Company groves is expected to be approximately 1,200,000 boxes.
   The USDA citrus crop forecast for the 1996-1997 season was released in early October. The estimate for Florida oranges totals 220 million boxes and represents an 8% increase over the 203.2 million boxes harvest for the 1995-1996 season. The large crop forecast was anticipated and is not expected to have a significant impact on pricing. Pricing at this time remains stable.

   The major landscaping upgrade of the Interstate 95 interchange at LPGA Boulevard is well under way. Installation of irrigation systems including wells, laying of cable for outdoor lighting, and planting of numerous trees and bushes has already taken place. Plant formations spelling out "Daytona Beach" and "LPGA Boulevard" can now be seen as you approach the interchange on I-95. When completed at year end, the landscape project will include numerous palm trees, water fountains, flower gardens and night time lighting. The upscale landscape design will provide an eye catching gateway into the LPGA International community, and the thousands of additional Company owned acres surrounding the interchange.

   With the relatively strong citrus crop and citrus pricing, coupled with the commercial contract backlog in place the outlook for near term profits looks positive. The Company continues to focus on the growth of real estate sales activity in the Daytona Beach area and sale of fresh fruit from citrus operations.

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




                                        CONSOLIDATED-TOMOKA LAND CO.
                                                       (Registrant)



   Date:  11/7/96                                By: /s/  Bob D. Allen
                                                   --------------------
                                                   Bob D. Allen,
                                                   President and
                                                   Chief Executive
                                                   Officer





   Date:  11/7/96                                By: /s/  Bruce W. Teeters
                                                   --------------------
                                                   Bruce W. Teeters,
                                                   Sr. Vice President
                                                   Finance and Treasurer

                                     EXHIBIT INDEX




                                                             Page No.
                                                             --------

   No. 11      Computation of Earnings Per Common Share         15
   No. 27      Financial Data Schedule (for SEC use only)       16


                                       EXHIBIT 11

                           CONSOLIDATED-TOMOKA LAND CO. AND SUBSIDIARIES
                               COMPUTATION OF EARNINGS PER COMMON SHARE

                                     For the Three Months Ended   For the Nine Months Ended
                                     --------------------------  -------------------------
                                      Sept. 30,     Sept. 30,    Sept. 30,     Sept.30,
                                       1996            1995        1996          1995
                                     -----------    -----------  ----------    -----------
PRIMARY EARNINGS PER SHARE

  NET INCOME (LOSS)                  (630,373)      (509,262)    2,134,789         6,669
                                     =========      =========    =========     =========
  WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                6,261,272      6,261,272     6,261,272     6,261,272


COMMON SHARES APPLICABLE TO STOCK
  OPTIONS USING THE TREASURY STOCK
  METHOD AT AVERAGE MARKET PRICE FOR
   THE PERIOD                          79,594         47,837        86,218        28,594
                                    ---------      ---------     ---------     ---------

TOTAL PRIMARY SHARES                6,340,866      6,309,109     6,347,490     6,289,866
                                    =========      =========     =========     =========
PRIMARY EARNINGS (LOSS) PER
 COMMON SHARE                          ($0.10)        ($0.08)        $0.34         $0.00
                                    =========      =========     =========     =========


FULLY DILUTED EARNINGS PER
 SHARE

  TOTAL PRIMARY SHARES              6,347,490       6,289,866    6,347,490     6,289,866

COMMON SHARES APPLICABLE TO STOCK
 OPTIONS IN ADDITION TO THOSE
 USED IN PRIMARY COMPUTATION
 DUE TO USE OF THE HIGHER OF
 AVERAGE MARKET PRICE OR PERIOD
 END MARKET PRICE                           0          17,602            0         6,365
                                    ---------       ---------    ---------     ---------
TOTAL FULLY DILUTED SHARES          6,340,490       6,326,711    6,347,490     6,296,231
                                    =========       =========    =========     =========



FULLY DILUTED EARNINGS (LOSS)
  PER SHARE                            ($0.10)         ($0.08)       $0.34         $0.00
                                     =========        ========    =========     =========
