Form 10-K405
period 1996-12-31
CONSOLIDATED TOMOKA LAND CO
filed 1997-03-24
CIK 23795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K

           X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
         _____
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1996

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES X           NO ___
                              ----

   Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
   this Form 10-K or any amendment to this Form 10-K.   X
                                                      -----

   The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 10, 1997 was approximately $21,756,942.

   The number of shares of the Registrant's Common Stock outstanding on March 15, 1997 was 6,261,272.

   Portions of the 1996 Annual Report to Stockholders of Registrant are incorporated by reference in Part I, II, and IV of this report. Portions of the Proxy Statement of Registrant dated March 25, 1997 are incorporated by reference in Part III of this report.

                               PART I

   Item 1.  Business
   _______  ________

   The Company is primarily engaged in the citrus industry and, through its wholly owned subsidiaries, Indigo Group Inc., Indigo Development Inc., and Indigo Group Ltd., the real estate industry. Real estate operations include property leasing, commercial real estate, real estate development, leasing properties for oil and mineral exploration and the sale of forest products. The Company also operated in the resort industry until July 14, 1994 when the resort complex at Indigo Lakes was sold. From time to time, the Company sells unimproved real estate considered surplus to its operating needs. This latter function is not considered part of the Company's ordinary operations and is included in general corporate and other operations, along with earnings from temporary investments, in the information below which separates the business segments.

   Revenues of each segment are as follows:


                                              Year Ended December 31,
                                      ______________________________________

                                       1996           1995              1994
                                       ----           ----              ----
                                                       (In Thousands)

                                        $                $                $

Citrus Operations                    13,863            8,819            8,175

Real Estate Operations                7,642            7,743           16,528

General Corporate and
  Other Operations                    6,508            7,122            4,023
                                     ------           ------           ------
     Combined                        28,013           23,684           28,726
                                     ======           ======           ======

Operating Income (Loss) for each segment is as follows:

                                              Year Ended December 31,
                                        _____________________________________

                                        1996            1995           1994
                                        -----          ------         -------
                                                     (In Thousands)
                                         $                 $              $

Citrus Operations                      4,012              629              86

Real Estate Operations                 3,472            2,889           9,637

General Corporate and
  Other Operations                     3,121            3,638             545
                                      ------           ------          ------
      Combined                        10,605            7,156          10,268
                                      ======           ======          ======

-------  --------

Identifiable assets of each segment are as follows:


                                                   At December 31,
                                    ------------------------------------------
                                       1996            1995            1994
                                     ---------         -------         --------
                                                   (In Thousands)
                                        $               $                 $
Citrus Operations                     17,043          17,866            17,349

Real Estate Operations                32,169          35,349            40,813

General Corporate and
  Other Operations                    10,461           6,478             3,373

                                      ------          ------            ------
      Combined                        59,673          59,693            61,535
                                      ======          ======            ======


   Identifiable assets by segment are those assets that are used in each segment. General corporate assets and those used in the Company's other operations consist primarily of cash and cash equivalents, investment securities, notes receivable, and property, plant, and equipment.

   CITRUS
   ------
   Citrus groves.  The Company, under the name Lake Placid Groves, owns and operates approximately 3,900 acres of orange and grapefruit groves located primarily in two large parcels in Highlands County, Florida. The average age of grove trees is 13 1/2 years, well within the average 45-year productive life. At December 31, 1996, all grove
   acres were classified as fruit bearing.   Both groves require
   expenditures chargeable to production expenses, such as fertilizer, irrigation, and cultivation.

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

   Citrus operations. The Company harvests and sells both fresh and to-be-processed citrus from its groves. In connection

   -------  --------

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

   The Company has an agreement in place with Turner Foods, Inc.
   whereby the Company processes the portion of Turner's crop being sold on the fresh market through the Company's packing house. Turner also pays the Company for delivery of the fruit to the packing plant.

   The obligations under the agreements can be terminated by either party on August 31 of each year upon thirty days written notice. The amounts received by the Company for such services for the years ended 1996, 1995 and 1994, amounted to $546,759, $449,605, and $699,423, respectively.

   That portion of the Company's citrus crop which is not sold as fresh fruit is processed by Citrus World Incorporated, an agricultural cooperative under a participating marketing pool agreement. The agreement is a two year arrangement which the Company may terminate on October 1 of any year by giving written notice sixty days prior to such date with the arrangement continuing for two additional years from the notice of cancellation. Citrus World, one of the larger processors of citrus products in the United States, pools its own fruit with the fruit purchased from the Company and other citrus growers, processes the pooled fruit, and sells the products produced therefrom. Each participant in the pool, including Citrus World, shares ratably in the proceeds from the sales of these products, net of Citrus World's actual processing and marketing costs, plus a per-unit handling fee. Citrus World makes periodic payments to all participants on their pro rata share of net sales proceeds and makes final payment after all the products in the pool have been sold. During the years 1996, 1995, and 1994, the Company's sales under the above pooling agreement amounted to $5,203,787, $2,912,415, and $2,993,457, respectively.

   The percentages of the Company's citrus which are sold as fresh fruit and which are diverted to the processing plant can vary considerably from year to year, depending upon fruit size, exterior appearance, and the relative profitability of the markets. During the crop year ended August 31, 1996, approximately 35% of the Company's citrus crop was sold as fresh fruit and the balance was diverted to the cannery, as compared with 38% in the crop year ended August 31, 1995 and 43% the crop year ended August 31, 1994.

   The citrus industry, which is seasonal in nature as are other agricultural pursuits, is subject to wide fluctuations in income because of changes in demand, weather conditions, and other economic factors. Also affecting income are the continuing large amounts of frozen concentrate orange juice from Brazil which maintains high supply levels and tend to lower selling prices. The Company's

   -------  --------

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

   On January 4, 1992, the Company had assumed a leasehold interest in a 21,000-square-foot restaurant located adjacent to the Indigo Lakes Holiday Inn Crowne Plaza Resort. The Resort's food and beverage division operated the restaurant and lounge for a portion of the period from time of lease until April of 1993, after which it stood empty until the lease was terminated in 1994.

   REAL ESTATE OPERATIONS
   ----------------------

   Commercial Development. In August of 1989, the Company reached an agreement in principle with the Ladies Professional Golf Association ("LPGA") and the City of Daytona Beach, which calls for the planning and development of the site for the national headquarters of the LPGA along with two championship golf courses. The mixed-use development will also include a clubhouse, resort facilities, and residential communities along with other commercial uses. This development is on approximately 3,800 acres of land owned by the Company's real estate development subsidiary, Indigo Development Inc. ("IDI"), in Daytona Beach, plus 500 acres owned by the City of Daytona Beach immediately west of Interstate 95. The LPGA has successfully relocated its headquarters to Daytona Beach and occupies their newly constructed facilities within the development. The official opening of the LPGA International golf course occurred in July 1994. In December 1994, the first sale within the development was completed with the closing of 60 acres of residential land located in the northern section

   -------  --------

   of the property. During 1995, the first residential units within the community were completed. In early 1996, the Interstate 95 interchange at LPGA Boulevard, which is the north and main entrance to the project, was opened for use. The second golf course, which is located in the southern half of the LPGA project, is in the early stage of development as land clearing has commenced. The clubhouse and resort facilities are in the design phase with construction projected to begin by mid to late 1997. The Company will donate the land for the golf course to the City of Daytona Beach and will sell the land for the clubhouse and resort facilities to a third party entity which will manage and operate the golf course and resort facilities.

   Indigo Commercial Realty, a commercial real estate brokerage company formed in 1991, is the Company's agent in the marketing and management of commercial properties. In addition to the LPGA development, approximately 105 acres of fully developed sites, owned by Indigo Group Inc. and Indigo Group Ltd. ("IG LTD") were available for sale at December 31, 1996. All development and improvement costs have been incurred at these sites. All of these commercial sites are located in the Daytona Beach area.

   Residential. Until December 1993, the Company, through IG LTD, operated in residential development, building and sales. At the end of 1993 IG LTD closed down the development and building functions. IG LTD continues to sell its remaining lot inventory in the following communities:

   Riverwood Plantation, a 180-acre community in Port Orange, Florida with 74 lots remaining at December 31, 1996.

   Indigo Lakes, a 200-acre development located in Daytona Beach with 5 lots remaining at December 31, 1996. This community also includes a 304 unit apartment complex constructed in 1989 by a joint venture between IG LTD and the Trammel Crow Company. The apartment complex was sold to the mortgage holder in 1994.

   Tomoka Heights, a 180-acre development adjacent to Lake Henry in Highlands County, Florida. There are approximately 135 developable lots remaining to be sold. The sales and construction operations were assumed by third parties as of January 1994.

   IG LTD was the developer and builder in three additional communities in Volusia County:

   Dunlawton Hills, a 320-unit community comprised of sixty acres in Port Orange, Florida which was sold out in 1991.

   St. Andrews Highlands at Pelican Bay, a 166 unit golf course community on 34 acres in Daytona Beach, Florida which was sold out in 1991.

   Woodlake, a community on 62 acres in Port Orange, Florida containing 185 units which sold out in 1993.

   -------  --------

   IG LTD also provided housing contract services to homesite owners in Palm Coast in Flagler County, approximately twenty-five miles north of Daytona Beach, Florida. The sales and administrative offices at Palm Coast were consolidated with Daytona Beach facilities in 1991 due to the weak economy and extremely competitive market, effectively eliminating the construction services in Palm Coast.
   IG LTD had an inventory of 42 fully developed non-contiguous lots in Palm Cost at December 31, 1996.

   INCOME PROPERTIES
   -----------------

   Volusia County.   On December 31, 1986, the Company acquired a two-
   building office complex in downtown Daytona Beach. The larger building, known as Consolidated Center, is a modern steel and glass, seven-story, 47,000-square-foot office building constructed in 1985. The Company moved its corporate headquarters to the building in January 1988 and made space available for the headquarters of IG LTD. The remaining space is under lease to other tenants. The smaller building at 17,000 square feet is subject to an existing lease/purchase agreement and is considered a direct financing lease by the Company.

   During 1996, the Company sold the 24,000-square-foot office building in Daytona Beach which had been leased to LPGA as the principal tenant. The 11,000-square-foot office building previously used as the Company's administrative offices in Daytona Beach and subsequently leased to 3rd parties was sold in December 1992.

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

   ------   --------

   Sunshine Newspaper, Inc. leased from the Company a 7,000-square-foot building located near Lake Placid, in which it operated a printing plant until the building was sold to them in 1993.

   Other Income Properties.  The Company owns other commercial
   rental properties throughout Florida.    Forest Center is a
   72,000 square foot neighborhood shopping center located east of Ocala, Florida. This facility was 91% leased at December
   31, 1996 and has a Winn Dixie grocery store, Eckerd drug store and Family Dollar department store as its anchor tenants.
   During 1993, Winn Dixie expanded its leased space by 10,500 square feet at the Forest Center location. Another developed commercial property is a 24,000 square foot office building at Palm Coast. This property was 100% leased at December 31, 1996. The Mariner Village Shopping Center, a 70,000 square foot neighborhood center anchored by a Winn Dixie grocery store and Eckerd Drug store located in Spring Hill, Florida, was sold during 1996. Mariner Towne Square, an adjacent 18,000 square foot facility, was sold during 1995.

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

   Subsurface Interests. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 539,000 "surface" acres of land owned by others in various parts of Florida, equivalent to approximately 300,000 acres in terms of full interest. The Company leases its interests to mineral exploration firms whenever possible.

   At December 31, 1996, mineral leases were in effect covering a total of 15,800 surface acres. Although the leases are for five- to ten-year terms, they are terminable annually by the lessees; and the lessees have no obligation to conduct drilling operations. Leases on 1,600 acres have reached maturity but are held by the oil companies without annual rental payments because of producing oil wells, on which the Company receives royalties.

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

   -------------------------------

   At December 31, 1996, there were four producing oil wells on the Company's interests. During 1996 no new wells were brought into production.  Volume in 1996 was 131,231 barrels and volume
   in 1995 was 117,831 barrels.   Production for prior recent years
   was:   1994 - 141,488 barrels, 1993 - 111,739 barrels, and
   1992 - 130,693 barrels.

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

   Employees. The Company has approximately 150 employees, including approximately 80 seasonal employees in citrus operations. During the citrus harvesting season, these seasonal employees are hired to pack and handle the citrus crop. No employees are represented by unions. The Company considers its employee relations to be satisfactory.

   Item 2.  Properties
   -------  ------------

   Information concerning the Company's properties is included on pages 2-4 of the Company's 1996 Annual Report to Shareholders (the "Annual Report") under the captions "Land Holdings", "Citrus", "Conference Center and Resort" and "Real Estate Operations" and is incorporated herein by reference. Except for parts of the Annual Report expressly incorporated herein by reference, the annual report is not to be deemed filed with the Securities and Exchange Commission.


   Item 3.  Legal Proceedings
   -------  ------------------

   There are no material pending legal proceedings to which the Company or its subsidiaries are a party.

   Item 4.  Submission of Matters to a Vote of Security Holders
   -------  ---------------------------------------------------

   No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

   PART II

   Item 5.  Market for the Registrant's Common Stock and Related
            Shareholder Matters
   ------   ----------------------------------------------------

   (a)  Common Stock

   Information concerning the Company's common stock and dividends is included on page 28 of the Annual Report under the caption
   "Common Stock Prices and Dividends" and page 4 under the caption "Five-Year Financial Highlights" and such discussion is incorporated herein by reference.

   (b)  Recent sales of Unregistered Securities

        None

   Item 6.  Selected Financial Data
   -------  -----------------------

          Five-year financial statement data is included on page 4 of the Annual Report under the caption "Five-Year Financial
   Highlights" and such information is incorporated herein by reference.

   Item 7.  Management's Discussion and Analysis of Financial Condition
   -------  ------------------------------------------------------------
            and Results of Operations.
            --------------------------

          Management's Discussion and Analysis of Financial Condition and Results of Operations is included on pages 25 through 27 of the Annual Report, under the captions "Management's Discussion and Analysis," and "Financial Position" and such discussion is incorporated herein by reference.

   Item 8.  Financial Statements and Supplementary Data
   ------   -------------------------------------------

            Financial Statements
            --------------------

          Financial statements incorporated by reference in this report are listed at Part IV, Item 14 (a), "Financial Statements."

   Item 9.  Disagreements on Accounting and Financial Disclosures
   ------   -----------------------------------------------------

          There were no disagreements with accountants on accounting and financial disclosures.

                            PART III

        The information required by Items 10, 11, 12, and 13 is incorporated herein by reference to the registrant's 1996 annual meeting proxy statement pursuant to Instruction G to Form 10-K.
   On March 25, 1997, the registrant anticipates filing with the Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934, its definitive proxy statement to be used in connection with its 1997 annual meeting of shareholders at which directors will be elected for the ensuing year.


          Executive Officers of the Registrant
          ------------------------------------

        The executive officers of the registrant, their ages at January
   31, 1996, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

        Bob D. Allen, 62, president and chief executive officer, March 1990 to present.

        Bruce W. Teeters, 51, senior vice president-finance and treasurer, January 1988 to present.

   Both of the above are elected annually as provided in the By-Laws.

                              PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
   8-K
   -------   ------------------------------------------------------------

        (a.)     1.  Financial Statements
                     --------------------

        The Company's 1996, 1995, and 1994 financial statements, together with the report of Arthur Andersen LLP, dated February 6, 1997, appearing on pages 5 to 24 of the accompanying 1996 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report. The following is a list of such financial statements with references to the pages of the 1996 Annual Report to Shareholders on which they may be found:

                                                          Annual Report
                                                              Page No.
                                                          --------------

   Report of Independent Certified Public Accounts              5

   Consolidated Statements of Operations and Retained
     Earnings for the three years ended
     December 31, 1996                                          6

   Consolidated Balance Sheets as of December 31,
     1996 and 1995                                              7

   Consolidated Statements of Cash Flows for the three
     years ended December 31, 1996                              8-9

   Notes to Consolidated Financial Statements                 10-23


        With the exception of (i) the aforementioned financial statements and (ii) the information incorporated under Items 2, 5, 6, and 7, the 1996 Annual Report to Shareholders is not to be deemed filed as part of this report.

            2.  Financial Statement Schedules
                Included in Part IV of this Annual Report on Form
                10-K:

                Report of Independent Certified Public Accountants on Financial Statement Schedules on Page 16 of this Annual Report on Form 10-K.

                Schedule III - Real Estate and Accumulated
                               Depreciation on page 17 of this
                               Annual Report for Form 10-K

                Schedule IV -  Mortgage Loans on Real Estate on
                               page 18 of this Annual Report on Form
                               10-K.

        Other Schedules are omitted because of the absence of
   conditions under which they are required or because the
   required information is given in the financial statements
   or notes thereof.
                                       13

   Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K
             (continued)

             (a)     3.     Exhibits
                            ---------

                            See Index to Exhibits on page 20 of this Annual Report on Form 10-K.

        (b)     Reports on Form 8-K
                -------------------

                No reports were filed on Form 8-K during the fourth quarter of the year ended December 31, 1996.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          CONSOLIDATED-TOMOKA LAND CO.
                          (Registrant)


   3/24/97                    By   /s/ Bob D. Allen
                                 ------------------
                                 Bob D. Allen, President and
                                 Chief Executive Officer



     Pursuant to the requirements of the Securities Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

   3/24/97    Chairman of the Board and
              Director                               /s/ David D. Peterson
                                                    ----------------------

   3/24/97    President, Chief Executive
              Officer (Principal Executive
              Officer), and Director                 /s/ Bob D. Allen
                                                    ---------------------


   3/24/97    Senior Vice President-Finance
              Treasurer (Principal Financial
              and Accounting Officer), Director     /s/ Bruce W. Teeters
                                                    ----------------------


   3/24/97    Director                              /s/ John C. Adams, Jr.
                                                    ----------------------

   3/24/97    Director                              /s/ Robert F. Lloyd
                                                    -----------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES



   TO CONSOLIDATED-TOMOKA LAND CO.:

   We have audited in accordance with generally accepted auditing standards, consolidated financial statements included in Consolidated-Tomoka Land Co.'s 1996 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in item 14(a) 2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                     Arthur Andersen LLP

   Tampa, Florida
   February 6, 1997

                           SCHEDULE III

                  CONSOLIDATED-TOMOKA LAND CO.
                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                  FOR THE YEAR ENDED DECEMBER 31, 1996

                                                              COSTS CAPITALIZED            GROSS AMOUNT AT

                                INITIAL COST TO COMPANY      CARRIED AT CLOSE OF PERIOD
                                -----------------------     ----------------------------   ------------------------------
                                            BUILDINGS &
DESCRIPTION      ENCUMBRANCES      LAND     IMPROVEMENTS    IMPROVEMENTS  CARRYING COSTS    LAND     BUILDINGS  TOTAL
-----------     ------------   ----------- ------------     -------------  --------------   -------  ---------- --------
SHOPPING CENTER AT:
  OCALA            2,535,140      406,414      3,040,377            53,768                  406,414  3,094,145  3,500,559

RENTAL OFFICE BUILDING AT:
  DAYTONA BEACH    2,851,755      739,666      3,355,263           938,158                  739,666  4,293,421   5,033,087
  PALM COAST       1,936,000      247,462      1,577,878         1,024,921                  247,462  2,602,799   2,850,261

CITRUS FACILITY AT:
   LAKE PLACID     9,424,876    1,485,974      1,335,426         9,889,112                1,485,974 11,224,538  12,710,512

MISCELLANEOUS                   1,262,811         26,956           159,931                1,422,742     26,956   1,449,698
                  -----------   --------------------------       ---------------------  -----------------------------------
                  16,747,771    4,142,327      9,335,900        12,065,890        --      4,302,258 21,241,859  25,544,117
                  ==========    ==========================      ======================  ===================================

                                                  DATE OF
                               ACCUMULATED      COMPLETION OF       DATE           DEPR.
DESCRIPTION                    DEPRECIATION     CONSTRUCTION       ACQUIRED        LIFE
------------                   ------------     -------------     ---------     ----------
SHOPPING CENTER AT:
  OCALA                             864,208          N/A              1987       5-31.5 YRS

RENTAL OFFICE BUILDING AT:
  DAYTONA BEACH                   2,049,381          N/A              1986       7-40 YRS.
  PALM COAST                        864,208          N/A              1987       5-31.5 YRS.

CITRUS FACILITY AT:
  LAKE PLACID                     2,623,293        VARIOUS             N/A       5-30 YRS.

MISCELLANEOUS                        99,325          N/A              VARIOUS    5-40 YRS.
                                  ---------
                                  6,566,029
                                  =========


                                                              1996      1995          1994
                                                         ----------   ----------    ----------
                      COST:
                      BALANCE AT BEGINNING OF YEAR       31,683,184   32,320,163    41,729,610

                      IMPROVEMENTS                          182,985      851,394     1,182,518
                      COST OF REAL ESTATE SOLD           (6,322,052)  (1,488,373)  (10,591,965)
                                                         ---------------------------------------
                      BALANCE AT END OF YEAR             25,544,117   31,683,184    32,320,163
                                                         =======================================


                      ACCUMULATED DEPRECIATION:
                      BALANCE AT BEGINNING OF YEAR         7,631,177    7,015,261    15,357,900

                      DEPRECIATION AND AMORTIZATION          833,994      879,776     1,100,739
                      DEPRECIATION ON REAL ESTATE SOLD    (1,899,142)   ( 263,860)   (9,443,378)
                                                          --------------------------------------
                      BALANCE AT END OF YEAR               6,566,029     7,631,177    7,015,261
                                                          =======================================


                                             SCHEDULE IV

                                    CONSOLIDATED-TOMOKA LAND CO.
                                    MORTGAGE LOANS ON REAL ESTATE
                                          DECEMBER 31, 1996

                                                                                                       PRINCIPAL
FINAL                     FINAL              PERIODIC                                                  AMOUNT OF
DESCRIPTION     INTEREST  MATURITY           PAYMENT                   PRIOR   FACE      CARRYING       LOANS
                RATE      DATE               TERMS                     LIENS    AMT.      AMOUNT (A)  DELINQUENT
------------    -------   --------  --------------------------------   -----   -----      ---------    ----------
MORTGAGE N/R
SECURED BY
REAL ESTATE:

Highlands Co    8.00%      12/97    Level, plus balloon of $1,778,400   --   $1,976,000  $1,778,400       --
Highlands Co    8.00%      12/99    Level, plus balloon of $2,187,500   --    2,500,000   2,500,000       --
Highlands Co    8.50%      01/03    Level, plus balloon of $394,334     --      560,000     510,577       --
Volusia Co      9.50%      12/98    Level, plus balloon of $1,116,073   --    1,969,541   1,181,725       --
Volusia Co      9.50%      12/00    Level, plus balloon of $611,200     --      764,000     764,000       --
Volusia Co      9.25%      12/98    Level, plus balloon of $313,438     --      356,250     331,250       --
Volusia Co      8.50%      12/01    Level, plus balloon of $974,083     --    1,220,000   1,220,000       --
Volusia Co      8.50%      01/03    Level, plus balloon of $502,381     --      713,440     650,474       --
Volusia Co      9.25%      10/97    Level, plus balloon of $411,057     --      411,057     411,057       --
Hernando Co     9.00%      05/00    Level, plus balloon of $888,516     --      975,000     951,515       --
Other        6.25%-10%  01/97-08/01 Level, plus balloon of $571,943     --      738,547     645,358       --
                                                                    -----------------------------------------
                                                                        --  $12,183,835 $10,944,356      --
                                                                   =========================================

(A) FOR FEDERAL INCOME TAX PURPOSES, THE AGGREGATE BASIS OF THE LISTED MORTGAGES WAS  $10,944,356
(B) A RECONCILIATION OF THE CARRYING AMOUNT OF MORTGAGES FOR THE THREE YEARS ENDED DECEMBER 31, 1996, 1995,
    AND 1994 IS AS FOLLOWS:
                                                         1996         1995         1994
                                                      ----------  ----------   -----------

   BALANCE AT BEGINNING OF YEAR                      $ 7,097,776  $8,993,825   $2,998,164
   NEW MORTGAGE LOANS                                  4,911,607   2,247,350    6,755,522
   COLLECTIONS OF PRINCIPAL                          ( 1,065,027) (4,143,399)  (  759,861)
                                                      ------------------------------------
   BALANCE AT END OF YEAR                            $10,944,356  $7,097,776   $8,993,825
                                                      ====================================

                               SECURITIES AND EXCHANGE COMMISSION

                                     WASHINGTON D.C.  20549












                                        EXHIBITS

                                           TO
                                        FORM 10-K


                        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended December 31, 1996

                                  Commission File No. 0-5556





                                 CONSOLIDATED-TOMOKA LAND CO.

                    (Exact name of registrant as specified in the charter)

                               EXHIBIT INDEX
                                                                     Page No.
                                                                     -------

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

   10     Material Contracts:

   (10.1) Marketing Agreement executed September 1, 1996 between
          Citrus World, Inc. and Consolidated-Tomoka Land Co.          21

   (10.2) Packing House Agreement executed October 2, 1996 between
          Turner Food Corporation and Consolidated-Tomoka Land Co.
                                                                       29
   (10.3) The Consolidated-Tomoka Land Co. Unfunded Deferred
          Compensation Plan filed with the registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1981
          and incorporated by this reference.                           *

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

   (11)   Computation Earnings of Per Common Share                     34

   (13)   1996 Annual Report to Shareholders                           35

   (21)   Subsidiaries of the Registrant                               67

   (23     Consent of Arthur Andersen LLP                              68

   * - Incorporated by Reference

                                   EXHIBIT 10.1
                              MARKETING AGREEMENT

         CITRUS WORLD, INC.

        This Agreement, made as of the 1st day of September, 1996, between CITRUS WORLD, INC., a cooperative association organized under the laws of the State of Florida with its principal place of business at Lake Wales, Florida (hereinafter referred to as "Citrus World") and Consolidated-Tomoka Land Co. of Daytona Beach, Florida (hereinafter referred to as "Member").

            WITNESSETH

        WHEREAS, Citrus World owns and operates a citrus fruit canning, packaging, and processing plant at Lake Wales, Florida, as well as other facilities both within and without the State of Florida for the extraction, canning, and/or processing, warehousing, and marketing of processed citrus fruit products; and

        WHEREAS, Member is a member-stockholder of Citrus World and desires to arrange for the sale and delivery of citrus fruit to Citrus world for processing and marketing of the products derived therefrom.

        NOW, THEREFORE, in consideration of the premises and other valuable considerations, it is mutually agreed as follows:

   1.     Definitions.  For the purpose of this Agreement:

       (a) "Grower-Members" shall mean citrus fruit growers who are members of Member where Member is a cooperative association.

       (b) "Non-Member Patrons" shall mean citrus fruit growers who are not Grower-Members but who have agreed as of or prior to October 1, 1992, to sell fruit to Member (if a cooperative) for marketing; to allow pooling of such fruit on a cooperative basis; and to accept the pool proceeds (after deduction of all costs and expenses) as the total amount due for such fruit.

       (c)  "Growers" shall include both Grower-Members and Non-Member
   Patrons.

       (d) "Specified Acreage Fruit" shall mean all citrus fruit from Member which is not packed as fresh fruit and which is either produced by Member itself or which, where Member is a cooperative association, is committed to Member by means of valid Grower Marketing Agreements and is grown on Grove Property as hereinafter defined. For the purposes of this definition and of this agreement fruit "packed as fresh fruit" shall mean all fruit and is harvested into pallet boxes, delivered to Member's designated packinghouse, washed, waxed, graded packed in cartons, bags, or bulk containers, marketed and shipped in fresh fruit form.

       (e) "Grower Marketing Agreements" shall mean valid agreements between Member if a cooperative and Member's Growers whereby each Grower will have agreed (i) to sell and deliver citrus fruit to Member for marketing; (ii) that such fruit will be grown on specific groves the description of which has been furnished to Member; and (iii) that such agreements shall not be terminable except upon two years notice (subject, however, to the provisions of paragraph 17 hereof).

        (f) "Limited Fruit" shall mean all citrus fruit from Member and quantity of which has been set, in terms of a specified number of boxes, by Citrus World's Board of Directors less an allowance, not to exceed five percent (5%) of said total quantity of fruit as fixed by the Board, to accommodate Member's fresh fruit operations. Fruit comprising said 5% allowance may be of any variety regardless of the restrictions on changes in the quantity and variety of fruit as contained in paragraph 3 of this Agreement, and may be packed in any packing house provided that all eliminations derived from such packing operation (or equivalent quantity and variety) shall be delivered to Citrus World.

        (g) "Grove Property" shall mean all planted grove properties owned or leased as of October 1, 1992 by Member, or by a Grower, or which Member has been specifically permitted to acquire or add to its membership after such date, the fruit from which will be Specified Acreage Fruit. Such properties may be comprised of actual producing groves or young groves not producing fruit as of October 1, 1992. Former groves destroyed by blight, disease or freeze that are to be replanted but which may not have been replanted as of October 1, 1992, may be included provided they are, in fact, replanted by September 1, 1998. But such acreage that is not planted shall not be eligible for replacement as provided in Paragraph 11 hereof.

        (h) Fruit Owned or Controlled by Member" shall include all Specified Acreage Fruit and Limited Fruit, either or both.
       (i) "Florida Citrus Season" means the period each year commencing on September 1 and ending on the following August 31.

   2. Delivery and Transfer of Title. Subject to the terms of this Agreement, Member agrees to deliver to Citrus World all Fruit Owned or Controlled by Member, and Member hereby assigns and transfers to Citrus World upon such delivery absolute title and ownership to all such fruit that is accepted by Citrus World. Member agrees to deliver the same to such place as Citrus World may direct and Member hereby warrants that Member will have good and lawful authority to sell and transfer said fruit at the time of such delivery and warrants title to said fruit against the lawful claims of all persons whomsoever.

   3. Estimate and Identity of Fruit. On or before October 1st of each year this Agreement is in effect, Member agrees to furnish to Citrus World the estimated quantity by varieties of Fruit Owned or Controlled by Member. In addition, Member shall at the same time clearly identify all Specified Acreage Fruit by delivering to Citrus World a list specifying the Grove property (including the information specified in paragraph 4 below) from whence the same is to be harvested. And, except as provided in paragraph 10 hereof, Grove Property included in such list may not be removed therefrom except upon 2 years written notice to Citrus World. If applicable, Member will furnish at such time the varieties and quantities of Limited Fruit to be delivered to Citrus World pursuant to this Agreement, provided that any changes in the varieties of fruit and quantities thereof from that delivered during the previous Florida Citrus Season must be approved by Citrus World's Board of Directors, unless management determines a varietal change is beneficial to Citrus World.

   4. Records. So as long as this agreement remains in effect, Member will maintain adequate records, and will furnish copies thereof to Citrus World, so as to be able to describe fully all Grove Properties listed by Member pursuant to paragraph 3 above, including acreage, block by variety, and the number and age of the trees in each block. If Member is a cooperative, Member will also furnish to Citrus World an up-to-date copy of Member's standard Grower Marketing Agreement.

   5. Certificate of Compliance. Each year, within 30 days following the close of Member's fiscal year, Member will deliver to Citrus World a certificate of compliance in the form of Exhibit "A" attached hereto and made a part hereof signed by Member, and accompanied by an opinion of Member's independent auditor to be based on Member's records and in the form of Exhibit "B" also attached hereto and made a part hereof, attesting to the fact (a) that all fruit delivered by Member to Citrus World during the preceding Florida citrus season was in fact Fruit Owned or Controlled by Member as herein defined; and (b) that the total quantity of all such Fruit Owned or Controlled by member was in fact delivered to Citrus World by Member.

   6. Acceptance of Fruit by Citrus World. Subject to the provisions of paragraph 13 hereof, Citrus World shall accept for processing and marketing all Fruit Owned or Controlled by Member which is (a) included in the estimate made pursuant to paragraph 3 above and derived from the Grove property designated pursuant to said paragraph; or (b) consists of Limited Fruit. However, subject to the provisions of paragraph 12 of this Agreement, Citrus World shall not accept any fruit which does not comprise fruit from the Grove Property specified or is in excess of the number of boxes of Limited Fruit, and no waiver of the provisions of this paragraph shall be valid unless approved by Citrus World's Board of Directors, Executive Committee or Marketing Committee.

   7. Purchase Price. Citrus World agrees to sell the product manufactured from fruit delivered by member hereunder, pooled with products manufactured from fruit delivered by other members or any other source, and to pay over ratably as the agreed purchase price due Member hereunder the net amount received from such sale, as final settlement in full to Member, less any and all advances to Member and less Citrus World's usual uniform and regular charges and expenses for handling and processing the fruit and from marketing the products therefrom including all commonly accepted business expenses and conventional reserves. Member further agrees to accept capital equity certificates or credits of the type and in the form authorized by the By-Laws of Citrus World as payment of that part of such purchase price which is equal to the retained amounts for capital purchases fixed by the Board of Directors of Citrus World.

   8. Advances. Citrus World agrees to make advances to Member upon the delivery of fruit to it as may from time to time be established by Citrus World's Board of Directors; however, Citrus World shall not be obligated to make any final settlement on account of such deliveries until the end of its fiscal year, or later at the discretion of its Board of Directors.

   9. Excess Fruit. Any and all fruit acquired by Member but which Member could not include in the estimate made pursuant to paragraph 3 above, shall first be offered to Citrus World for purchase on a cash or participation basis and Member agrees not to sell such fruit to others at a price lower than that offered by Citrus World, or on a participation basis upon terms less favorable than those offered by Citrus world.

   10. Diversion of Fruit. Member agrees it will not permit any citrus fruit now or hereafter comprising Fruit Owned or Controlled by Member to be delivered to any canning or processing plant other than those Citrus World or designated by Citrus world during the period covered by this Agreement, except:

        (a) where a Grower or Member has made a bona fide sale of all or part of a grove such that the fruit therefrom is no longer available to Member. For the purposes of this paragraph 10 (a), "bona fide sale" shall mean an actual arms length sale for fair value and shall specifically exclude gifts, transfers to family members, transfers among trustees, or among partners, or to stockholders or any other transfer of whatsoever sort or nature other than an arms length sale for fair value.

        (b) Where a Grower dies and such deceased Grower's heirs, administrators, or executors desire to withdraw the deceased Grower's groves such that the fruit therefrom is no longer available to Member.

        (c) Where a Grower abandons all or part of a grove for economic reasons such that the fruit therefrom is no longer available to Member and such fact is certified by Citrus World.

        (d) Where a Grower requests a transfer of membership from Member to another member of Citrus World without complying with the two year notice of termination requirement, provided (i) that such transfer complies in all respects with all other provisions of this agreement; and (ii) Member, the other member, and Citrus World all consent in writing to such transfer thereby waiving said two year notice requirement.

        (e) Where the Board of Directors of Citrus World has permitted Member to make specified deliveries to others.

   11. Replacement of Grove Property. Whenever Member should occasion a reduction in Member's designated Grove Property pursuant to the provisions of paragraph 10(a) or (b) above, or due to the withdrawal of a Grower or for any other reason, then Member may replace such property, provided, however, that:

        (a) Member has actually suffered a reduction in the amount of Member's Grove Property;

        (b) the property to be replaced consists only of planted acreage;

        (c) the replacement shall be completed within two (2) years from the date of the loss;

        (d) Member will immediately notify Citrus World upon the making of any such replacement;

        (e) the varieties of citrus fruit grown on the replacement acreage shall be substantially the same as that grown on the lost property unless otherwise approved by Citrus World's Board of Directors; and

        (f) no replacement shall be allowed where the reduction in Member's designated Grove Property (i) consists of property located within any of the three grove developments known as Cooperative Producers Inc., Ranch One, Inc., and Cooperative Three Inc., AND (ii) the restrictive covenants and/or contractual arrangements remain in effect whereby the marketing of fruit grown on such property is restricted.

        All grove property added as replacement property pursuant to this paragraph shall be deemed to be Grove Property as herein defined and included in the properties identified pursuant to paragraph 3 hereof, but nothing herein shall be deemed or construed as modifying the two year notice requirement from the addition or removal of the replacement property or any other properties as set forth in said paragraph 3, nor the obligation of Member to deliver to Citrus World the quantities of fruit specified by Member in the then current estimate delivered by Member to Citrus World pursuant to said paragraph 3. In addition, in the event the replacement of property has not taken place within the two year period specified in subparagraph (c) above Member's right of replacement pursuant to this paragraph 11 shall terminate to the extent of the difference between the amount of Member's designated Grove Property actually existing as of the May 31 next following the expiration of said two year period and 97% of the Grove Property that existed before the loss.

   12. Fruit Exchange. If for pooling considerations, or in the interest of Citrus World's plant efficiency, Fruit Owned or Controlled by Member is, with the knowledge and consent of Citrus World, exchange for other fruit of like type and quality, then such exchange fruit shall nevertheless be deemed to be Fruit Owned or Controlled by Member for the purposes of this Agreement, provided, however, that the fruit used for such exchange shall consist only of fruit produced and owned by Member, or, where Member is a cooperative, by Member's Growers.
   Any such exchanges will be noted in the Certificate and Opinion to be submitted by Member pursuant to paragraph 5 hereof.

   13. Origin and Rejection of Fruit. All fruit to be deliverd by Member under this agreement shall consist only of fruit grown upon groves located within the State of Florida and such fruit, together with the horticultural practices used in growing and harvesting the same, shall conform in all respects to all applicable laws and regulations of the United States and the State of Florida. Citrus World may, at its option, reject any and all fruit that fails to pass State and/or Federal inspection or to conform with this Agreement, and any loss or additional cost Citrus World may suffer thereby shall be charged against Member.

   14. Increase or Decrease in Grove Property Acreage or Amount of Fruit. The quantity of Member's Grove Property and/or the amount of fruit may be increased or decreased but only in the following manner:

        (a) On or before June 1 of each year, Citrus World will consider an increase in the amount of Grove Property acreage and/or total quantity of fruit to be handled by it for the next ensuing Florida Citrus Season. Beginning September 1, 1994, should Citrus World determine to increase such acreage or fruit quantity then such increase will be allocated to the then current members of Citrus World in proportion to the total number of shares of A, B, and C stock held by each such member as of the preceding August 31.

        (b) The quantity of Grove Property listed by Member pursuant to paragraph 3 may be increased or decreased whenever such change is to consist solely of grove properties located within any of the three grove developments known as Cooperative Producers Inc., Ranch One Inc., and Cooperative Three Inc., provided that such right shall terminate whenever the restrictive covenants and/or contractual arrangements currently applicable to such properties restricting the marketing of fruit grown thereon expire or terminate.

       (c) In the event an increase in acreage or fruit quantity is allocated to the then current members of Citrus World as provided in subparagraph (a) above, then each such member shall have until the commencement of the next ensuing Florida Citrus Season (September 1) after such allocation to utilize the same otherwise the right to increase acreage or fruit quantity shall terminate. With respect to Specified Acreage Fruit, Member's right to increase acreage shall terminate to the extent the amount of Grove Property actually designated by Member as of the commencement of said Florida Citrus Season is less than 97% of the total amount of Grove Property Member was at that time authorized to designate.

        (d) Member's right to utilize any unused portion of the allocation of acreage, or quantity of fruit, made to Member on or about June 24, 1994 will terminate on May 31, 1997 but it is agreed that such termination shall, as to Specified Acreage Fruit, only be to the extent the amount of Grove Property actually designated by Member as of such date is less than 97% of the total amount of Grove Property Member was authorized to designate for the 1996-1997 Florida Citrus Season.

   15. Liquidated Damages. Inasmuch as the remedy at law would be inadequate and inasmuch as it would be impracticable and extremely difficult to determine the actual damage resulting to Citrus World should Member fail to deliver fruit hereunder, regardless of the cause of such failure (except as provided in paragraph 18 hereof) Member hereby agrees to pay to Citrus World as liquidated damages for breach of this agreement for all fruit which Member has agreed to deliver hereunder for each Florida Citrus Season but which Member has failed to deliver (a) as to Specified Acreage Fruit, the sum of Seven
   Hundred and Fifty Dollars ($750.00) per acre for each acre the fruit from which was not deliverd in its entirety or (b) as to Limited Fruit, the sum of Two Dollars ($2.00) per standard field box for all diverted or undelivered fruit. Both parties agree that this Agreement is one of a series dependent for its true value upon the adherence by each and all of the contracting parties to each and all of the said agreements, but the cancellation of any other similar agreement or the failure of any of the parties thereto to comply with the same, shall not affect the validity of this Agreement.

   16. Attorney's Fees. If any action whatsoever by reason of breach or threatened breach of this Agreement is brought, the party that does not prevail shall pay all costs thereof, including reasonable attorneys fees expended or incurred in such proceedings.

   17. Term and Termination. This Agreement shall commence upon its execution by both parties and shall remain in effect until terminated by Member which may be accomplished only as of September 1st of any year and only by notifying Citrus World in writing at least two (2) years prior to the September 1st upon which such termination is to be effective. Provided, however, that Citrus World shall not be obligated to release Member from this Agreement as long as Member is indebted to Citrus World in any sum.

   18. Force Majeure. Neither party to this Agreement shall be liable for damages for failure to perform hereunder to the extent that performance by either of them is made impossible or delayed by Act of God, war, fire, equipment breakdown, strike, embargo, lockout inability to obtain materials, supplies or transportation or any other cause beyond the control of either of said parties.

   19. Bylaws and Rules. The By-Laws of Citrus World now in existence and as hereafter amended, and all rules, regulations and orders promulgated by Citrus World from time to time shall be parts of this Agreement and binding upon the parties thereto.

   20. Right of Offset. Citrus World shall have the right to offset and deduct any sums that may become due to it from Member from amounts accruing to Member under this Agreement whether such indebtedness to Citrus World arises under this Agreement or otherwise.

   21. No Oral Agreement. The parties agree that there are no oral or other conditions, promises, covenants, representations or inducements in addition to or at variance with any of the terms hereof, and that this contract represents the voluntary and clear understanding of both parties fully and completely.

   22. Successors and Assigns. This Agreement shall inure to and be binding upon the successors, assigns and/or legal representatives of both of the parties hereto.

     IN WITNESS WHEREOF, both parties have executed this agreement as of the day and year first above written by their duly authorized representatives.

   MEMBER-Consolidated-Tomoka Land Co.     Attest or Witness:

   By: /s/  Hugh J. Veley, VP              /s/ Linda M. Doyle
      -----------------------              ------------------

   CITRUS WORLD, INC.

   By: /s/ F. M. Hunt, Pres.               /s/ N. T. Mitchell
      ----------------------               -------------------

                  EXHIBIT A
   CITRUS WORLD 1996-97 UNIFORM MARKETING AGREEMENT


   CERTIFICATE OF COMPLIANCE

   To the best of our knowledge and belief, the undersigned member of Citrus World hereby certifies (a) that all fruit delivered to Citrus World by the undersigned during the 1996-1997 Florida Citrus Season consisted of Fruit Owned or Controlled by the undersigned as such terms are defined in Paragraph 1 of the Citrus World Uniform Marketing Agreement; and (b) that the total quantity of such fruit has been delivered to Citrus World in accordance with paragraph 2 of said Agreement.



                 EXHIBIT B
   CITRUS  WORLD 1996-97 UNIFORM MARKETING AGREEMENT


   CERTIFICATE OF MEMBER'S INDEPENDENT AUDITOR

   We have examined the accompanying Certificate of Compliance with the Citrus World Marketing Agreement, Paragraphs 1 and 2, for the 1996-1997 Florida Citrus Season as executed by Consolidated-Tomoka Land Co. of Daytona Beach, Florida (hereinafter referred to as "Member".) Our examination was made in accordance with standards established by the American Institute of Certified Public Accounts and, accordingly, included such procedures as we considered necessary in the circumstances.

   In our Opinion, based upon the books and records of Member, the Certificate of Compliance referred to above correctly reflects compliance by Member with the criteria established in the Citrus World Marketing Agreement, Paragraphs 1 and 2.

                            EXHIBIT 10.2

                    PACKING HOUSE AGREEMENT
        THIS AGREEMENT, made and entered into the 2nd day of October, 1996, by and between TURNER FOODS CORPORATION, a Florida corporation, 25450 Airport Road, Punta Gorda, Florida 33950 (herein referred to as "TFC") and CONSOLIDATED-TOMOKA LAND CO., Post Office Box 1005, Lake Placid, Florida 33852 (hereinafter referred to as "CONSOLIDATED").

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

   1.0 Committed Fruit: TFC agrees to deliver and CONSOLIDATED agrees to receive at its packing house the following estimated quantities providing that previous commitments can be met:

      Variety                         Estimated Quantity

      Robinson Tangerine              20,000
      Hamlin Orange                   As mutually agreed upon
      Pineapple Orange                As mutually agreed upon
      Orlando Tangelo                 50,000
      Temple                          50,000
      Murcott Tangerine               35,000
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

     2.2 Pack-out: CONSOLIDATED shall account for all fruit, received by its packing house from HICKORY, HIGHLAND, GATOR SLOUGH, or DESOTO CITRUS GROVES separately and on a daily basis by standard box (hereinafter defined and shall transmit DAILY to TFC (c/o Chet Townsend; FAX No. 941-657-6418) a report of all pack-out data for such fruit. "Pack-Out Data" shall be deemed to mean listing by variety and by grade of (i) all fruit that meets fresh fruit standards and (ii) all fruit that is eliminated.

   3.0 Packing and Selling Costs: Packing and selling costs are based on a packed 1-3/5 bu. carton.

   3.1  Packing Costs:  Packing and costs based on a packed 1-3/5 bu.
   box:
        Packed In    4/5 Bu     2/5 Bu    #4          #5      Bulk
          Bins
                     Carton     Carton   Bagmasters Bagmasters   Wood
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

     3.5  Elimination Charges:  $0.25 for Orange, Temples, Tangelos:
   $0.40 for Tangerines.

     3.6 Industry Assessments: As set by the industry groups (to be determined after the October 11, 1996 crop estimate and attached as an addendum to this agreement) and is to be deducted from Fruit Proceeds of TFC and paid by CONSOLIDATED.

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

     8.0 Estimated Returns: CONSOLIDATED will provide estimated returns and payment dates as requested throughout the season. TFC understands the estimates may vary considerably from actual final returns depending upon many variables. CONSOLIDATED will report the average FOB selling price for each carton size on a weekly basis (to be faxed to Chet Townsend at 941-657-6418).

     9.0 Standard Box: For the purposes of this Agreement, "standard box" means Florida standard weight boxes as follows: Oranges - 90 pounds; Grapefruit - 85 pounds; Tangerines - 95 pounds.

   10.0 Delivery Schedule: Delivery schedules shall enable TFC to harvest in a timely fashion so as to enhance marketability and to avoid loss from premature harvest or excess loss due to over-maturity. Delivery schedules shall be coordinated with CONSOLIDATED and TFC site representatives

   11.0 Right of Entry: TFC reserves the right for its agents or designees to enter CONSOLIDATED's packing house as it may elect for the purpose of inspecting the work. CONSOLIDATED reserves the right for its agents or designees to enter TFC's groves for inspection and harvest of the fruit under contract.

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

   13.0 Term of Contract: This contract shall commence upon full execution of this Contract and shall remain in force through the 1996-1997 season.

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

   IN WITNESS WHEREOF, the parties have executed this Agreement this 2nd day of October, 1996.
                                             TURNER FOODS CORPORATION
   /s/ Dagmar Gewlas                          By:  /s/ Chet Townsend
   ------------------------                      --------------------
   Witness                                       Chet Townsend
                                                Vice President,
                                            Marketing & Sales
   /s/ James A. Snively
   ________________________
                                         CONSOLIDATED-TOMOKA LAND CO.
   /s/  Sylvia Leon                     By:  /s/ Hugh J. Veley
   --------------------------               ---------------------
       Witness                             Vice President-Citrus

   /s/  Linda Doyle
   _______________________
        Witness

                      ADDENDUM


   October 14, 1996

   Mr. Chet Townsend, VP
   Turner Foods Corp.
   Rt. 1, Box 6B
   Immokelee, FL 33934

   Dear Chet,

   The following assessments have been finalized for the 1996-97 season. This should complete our agreement for this season.

   Assessments                              1996-97 Season
                                            1 3/5 BU. Box

   Florida Citrus Packers                     .007
   Citrus Admin Committee                     .007
   Dept. of Agriculture                       .172

   Dept. of Citrus:
     Oranges                                  .29
     Grapefruit                               .35
     Reticulata                               .34

   Total Assessments:
     Oranges                                  .476
     Grapefruit                               .536
     Reticulata                               .526

   Looking forward as always to working with you and Jim for a good season for both our companies.

   /s/  Hugh J. Veley
        Vice Pres. Citrus
        -----------------

                                EXHIBIT 11
                           CONSOLIDATED-TOMOKA LAND CO. AND SUBSIDIARIES
                            COMPUTATION OF EARNINGS PER COMMON SHARE

                                           For the Year Ended December 31,
                                       1996            1995        1994
                                     ---------      ---------   ----------
PRIMARY EARNINGS PER SHARE
INCOME FROM CONTINUING OPERATIONS   6,602,558      4,420,007     6,490,401
LOSS FROM DISCONT. RESORT OPERATIONS
 (NET OF TAX)                              --             --      (135,611)
                                    ---------      ---------     ---------
NET INCOME                          6,602,558      4,420,007     6,354,790
                                    =========      =========     =========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                6,261,272      6,261,272     6,261,272

COMMON SHARES APPLICABLE TO STOCK
 OPTIONS USING THE TREASURY STOCK
 METHOD AT AVERAGE MARKET PRICE
 FOR THE PERIOD                        82,031         42,237        25,376
                                    ---------      ---------     ---------
TOTAL PRIMARY SHARES                6,343,303      6,303,509     6,286,648
                                    =========      =========     =========

PRIMARY EARNINGS PER COMMON
 SHARE:

 INCOME FROM CONTINUING
  OPERATIONS                            $1.05          $0.71         $1.04
 LOSS FROM DISCONT. RESORT
   OPERATIONS (NET OF TAX)                 --             --        ($0.03)
                                    ---------     ----------     ---------
 NET INCOME                             $1.05          $0.71         $1.01
                                    =========     ==========     =========
FULLY DILUTED EARNINGS PER SHARE
  TOTAL PRIMARY SHARES              6,343,303      6,303,509     6,286,648


COMMON SHARES APPLICABLE TO STOCK
 OPTIONS IN ADDITION TO THOSE
 USED IN PRIMARY COMPUTATION
 DUE TO USE OF THE HIGHER OF
 AVERAGE MARKET PRICE OR PERIOD
 END MARKET PRICE                          --         30,182            --
                                    ---------      ---------     ---------
FULLY DILUTED EARNINGS PER
 COMMON SHARE:                      6,343,303      6,333,691     6,286,648
                                    =========      =========     =========

FULLY DILUTED EARNINGS PER SHARE:
  INCOME FROM CONTINUING OPERATIONS     $1.05          $0.71         $1.04
  LOSS FROM DISCONT. RESORT
   OPERATIONS (NET OF TAX)                 --             --        ($0.03)
                                    ---------      ---------     ---------
  NET INCOME                            $1.05          $0.71         $1.01
                                    =========      =========     =========


                                   CONSOLIDATED-TOMOKA LAND CO.
                                          ANNUAL REPORT
                                             1997

                                        CONSOLIDATED-TOMOKA LAND CO.

MISSION - To efficiently produce and market fresh citrus fruit for distribution by supermarkets primarily located in the eastern half of the United States and Canada.

MISSION - To originate optimum development plans and establish development rights for the company's land holdings generating increased land values recognized in sales to site specific developers.



BOARD OF DIRECTORS                      OFFICERS                 COUNSEL
John C. Adams, Jr.(2)                David D. Peterson           Holland &night LLP
Chairman of the Board of Hilb,       Chairman of the Board       Post Office Box 1526
Rogal and Hamilton Company of                                    Orlando, FL 32802-1526
Daytona Beach, Inc. (an insurance    Bob D. Allen
agency); Executive Vice President    President and Chief         REGISTRAR AND STOCK TRANSFER AGENT
of Hilb, Rogal and Hamilton          Executive Officer          ChaseMellon Shareholder Services,
L.L.C.Company                                                   Four Station Square, Third Floor
                                     Bruce W. Teeters           Pittsburgh, Pennsylvania 15219-1173
Bob D. Allen(1)                      Senior Vice President-Finance
President and Chief Executive        and Treasurer
Officer of the Company
                                     Robert F. Apgar
Jack H. Chambers(3)                  Vice President-General Counsel
Of Counsel to law firm of
Foley & Lardner                      Joseph Benedict III           AUDITORS
                                     Vice President-Government
James P. Gorter                      Relations                      Arthur Andersen LLP
Chairman of the Board of                                            101 East Kennedy Boulevard
Baker Fentress & Company; limited    Patricia Lagoni                Tampa, Florida 33602
partner of Goldman, Sachs & Co.      Vice President-Administration
                                     and Corporate Secretary
William O. E. Henry(3)
Practicing attorney and partner      Hugh J. Veley                   MAILING ADDRESS
in law firm of Holland & Knight LLP  Vice President-Citrus
counsel for the Company                                              Consolidated-Tomoka Land Co.
                                     Emily J. Sottile                Post Office Box 10809
Robert F. Lloyd (2)                  Assistant Secretary and         Daytona Beach, Florida 32120-0809
Chairman of the Board and            Assistant Treasurer
Chief Executive Officer of
Lloyd Buick-Cadillac Inc.            Linda Crisp
                                     Assistant Secretary
John H. Pace, Jr.(3)
Chairman of Cardinal Investment      Gary Moothart
Company (investor in securities      Controller
and real estate)
                                      INDIGO DEVELOPMENT INC.
David D. Peterson(1)                  William H. McMunn
Chairman of the Board of the Company; President
Retired President and Chief Executive
Officer of Baker Fentress & Company                  (1)  Member of the Executive Committee
                                                     (2)  Member of the Compensation and
Bruce W. Teeters                                          Stock Option Committee
Senior Vice President-Finance                        (3)  Member of the Audit Committee
and Treasurer of the Company


                                          TO OUR SHAREHOLDERS

   A record citrus harvest, coupled with fourth quarter real estate closings, produced record earnings for 1996. Net income of $6,602,558 or $1.05 per share was recorded in the current year compared with $4,420,007 or $.71 per share reported in 1995.

   Citrus operating profit rose substantially in 1996 as production for the year increased to 1.4 million boxes, a 37% improvement over the prior year. The groves planted in the late 1980's and early 1990's continue to produce more fruit as they mature.

   The freeze, which hit Florida in mid-January 1997, although considered severe in southwest Florida, did not lower the total Florida citrus crop estimate for the current year ending in August. Accordingly, citrus prices, which have been lower than those recorded in the prior crop year, have not improved as hoped. The impact of the freeze on the Company's groves appears to be nominal, as the lowest temperatures were experienced in groves producing early season fruit which had already been harvested.

   Year-end real estate closings boosted full year earnings. Although commercial sales activity was at a lower level than the prior year, land sales in Highlands County, which included older citrus acreage, produced strong overall real estate earnings. Sale of a shopping center in Spring Hill and an office building in Daytona Beach also aided full year profits.

   A lighting ceremony to commemorate the completion of the I-95 interchange landscaping project was held in December. The initial night lighting was switched on at sunset dramatically highlighting the water fountains, numerous palm trees, and plantings spelling out "Daytona Beach" and "LPGA Boulevard." The interchange landscaping will enhance the Company's real estate activity by creating an awareness of LPGA property on the part of the 50,000,000 automobile passengers passing by on Interstate 95 each year.

   LPGA International will again host the Showcase Home and numerous housing entries in the East Florida Building Industry Association's 1997 Parade of Homes in March. Last year this event brought thousands of potential home buyers to the community. The LPGA International golf course will again play host to the Sprint Titleholders Championship May 1-4. The nationally televised tournament draws broad attention to the community through exposure to television viewers and thousands of visiting golf enthusiasts.

   At LPGA International, home sales during the first year of operations were disappointing. The slowness in sales may have been due, in part, to the lack of a major amenity package to be provided by the clubhouse. After announcing the start of construction of the permanent clubhouse and destination resort hotel last May, the developer, Buena Vista Hospitality Group, experienced a delay in securing permanent financing due to the unexpected withdrawal of the project participant who was to provide the financing. A replacement financing source has been located but the additional effort has taken several months' time.

   Dividends paid in 1996 totaled $.55 per share, a 22% increase over the prior year dividends. This marks the fourth straight year of increased dividend payments. Dividends paid during the four- year period have increased from $.20 per share to $.55 per share, an increase of 175%.

   The Company is working on several new initiatives. One example is a new agreement with an oil exploration company to allow three dimensional seismic operations and surveys over 10,200 surface acres in Lee County. Another example is a recently signed agreement to create pre-permitted industrial sites on Company land in Daytona Beach. Both initiatives have high profit potential.

   The Florida economy is healthy, and interest in Company land remains strong. With these factors in place, the Company is well positioned to benefit from Florida's economic growth.

                                   Bob D. Allen
                                   President

                                SHAREHOLDERS' REPORT


   LAND HOLDINGS

   Land holdings of Consolidated-Tomoka Land Co. (the "Company") and its affiliates, all of which are located in Florida, include: approximately 26,800 acres in the Daytona Beach area of Volusia County; approximately 4,080 acres in Highlands County, near Lake Placid; a shopping center in Marion County; commercial/retail sites in Volusia County; two office buildings in Volusia and Flagler Counties; and full or fractional subsurface oil, gas, and mineral interests in approximately 539,000 "surface acres" in 20 Florida counties. The conversion and subsequent utilization of these assets provides the base of the Company's operations.

   The holdings of approximately 26,800 acres in Volusia County include approximately 19,800 acres within the city limits of Daytona Beach, approximately 6,600 acres within the unincorporated area of Volusia County, and small acreages in the cities of Ormond Beach and Port Orange. Of the 19,800 acres inside the city limits of Daytona Beach, approximately 3,800 acres have received development approval by governmental agencies. The 3,800 acres plus approximately 500 acres owned by the City of Daytona Beach, 15 acres owned by Indigo Community Development District, and 165 acres sold for development by others are the site of a long-term, mixed-use development known as "LPGA International," which includes the national headquarters of the Ladies Professional Golf Association along with a "Signature" golf course and a residential community, a maintenance facility, an interim clubhouse, and main entrance roads to serve the LPGA community. Construction of the entrance signage and landscaping was completed in 1995, and site work for construction of a second golf course is underway. Construction of several homes around the first golf course, on a 60-acre parcel of land that was sold to a residential developer in 1994, began in 1995 with the first residences completed in early 1996. Construction by the LPGA of its headquarters was completed in April 1996. The lands not currently being developed, including those on which development approvals have been received, are involved in an active forestry operation. Except for a 15-acre parcel at the Interstate 95 and Taylor Road interchange in the Port Orange area south of Daytona Beach, the tract straddles Interstate 95 for 6 1/2 miles between International Speedway Boulevard (U. S. Highway 92) and State Road 40, with approximately 23,700 acres west and 3,100 east of the interstate.

   Subsidiaries of the Company are holders of the developed Volusia County properties and are involved in the development of additional lands zoned for residential, commercial, or industrial purposes.

   In Highlands County, located in south central Florida along U.S. Highway 27, the Company utilizes approximately 3,900 acres in its citrus operation. The citrus groves and most of the other Highlands County lands are near Lake Placid, Florida, which is about 75 miles east of Sarasota and 150 miles northwest of Miami. The remaining lands, approximately 180 acres, are mostly in a subsidiary's inventory of residential or industrial lands.

   The Company's oil, gas, and mineral interests, which are equivalent to full rights of 300,000 acres, were acquired by retaining subsurface rights when acreage was sold many years ago.

   CITRUS

   Under the name "Lake Placid Groves," the Citrus Division of Consolidated-Tomoka Land Co. grows and packs fresh whole citrus fruit, primarily oranges, tangelos, temples, tangerines, and Ruby Red grapefruit. The brand names "Lake Placid" and "Winding Waters" are used in marketing directly to wholesalers and retailers in the eastern half of the United States and Canada. Because fresh fruit usually commands higher prices, the operation emphasizes sales of fresh fruit packed in the Company's fresh fruit packing plant; however, the division also ships part of the harvest (not suitable for packing because of size, appearance, content deficiencies, or demand) to a cooperative, partially owned by the Company, in Lake Wales, Florida, where it is processed into juice and juice concentrate.

   All groves are situated in prime citrus-growing areas on the southern ridge of Highlands County, Florida; and a portion of the land is adjacent to the southeastern shore line of Lake Placid, whose water
   temperatures provide some protection against freezing weather.   The
   trees are in excellent condition. During 1996, a 480-acre parcel, including a grove of approximately 460 acres, a portion of which fronts on the east shore of Lake June, was sold. The Company crop for the 1994-95 and 1995-96 seasons showed production of 930,000 boxes and 1,385,000 boxes, respectively; and the 1996-97 harvest is expected to be 1,000,000 boxes. Production from the 1,600-acre grove planted during the years 1989 through 1992 continues to increase as these trees reach maturity. The average age of grove trees is approximately 13 1/2 years, well within the average 45-year productive life. The groves are well maintained and irrigated by a modern low-volume system. A portion of the citrus groves are mortgaged as collateral for a term loan.

   The fresh fruit packing plant near Lake Placid, Florida, packs and sells both Company fruit and that of other growers. This process involves washing, grading, waxing, and packing into cartons or bags for direct shipment to customers who buy in truckload quantities. For each of the last ten seasons, the plant has been among the top ten largest Florida packers of fresh oranges. The facility is within a seven-mile radius of all its grove sources, providing a significant transportation cost advantage.

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


   CONFERENCE CENTER AND RESORT

   During 1994, the resort operation known as the Indigo Lakes Holiday Inn Crowne Plaza Resort was sold to Indigo Lakes Resort Ltd.; and the 18-hole Indigo Lakes championship golf course and related facilities were sold to The Fairways Group, L.P.

   REAL ESTATE OPERATIONS

   One of the Company's major achievements in recent years was the relocation of the Ladies Professional Golf Association ("LPGA") to Daytona Beach in 1989 with planned construction of its national headquarters on Company lands. The LPGA signed a four-party agreement with the Company, Indigo Group Ltd., a wholly owned subsidiary ("IG LTD"), and the City of Daytona Beach which includes development of a new mixed-use community on approximately 3,800 acres of Company land. Development plans were approved by the governmental agencies in 1993. The City of Daytona Beach completed construction of a Rees Jones designed "signature" golf course in 1994. That course is ranked by Golf Magazine as one of the ten best municipal golf courses in the country. Site preparation for a second golf course, designed by architect Arthur Hills, is underway for construction on lands to be donated by the Company to the City. The City will contract with others to build the second course and to operate both courses. The LPGA's prestigious Sprint Titleholders Championship Tournament, which is nationally televised, will be held at the LPGA International course for the third time in May 1997.

   Significant to the City of Daytona Beach and to development of the Company's lands is the opening of an interchange at Interstate 95 and LPGA Boulevard in early 1996, providing a new gateway to the LPGA International development and other Company land. This interchange has been dramatically landscaped with funds provided by a Florida Department of Transportation Beautification grant and the Company.

   From October 1990 until December 1993, IG LTD centered its operations on residential community development, construction, and sales. In December of 1993, IG LTD disposed of its interest in two communities under a lot marketing and sales arrangement. Residential lots owned by IG LTD at December 31, 1996 are:

     o 74 lots in Riverwood Plantation, a community of 180 acres in Port Orange, Florida.

     o  5 lots at the 200-acre Indigo Lakes development in Daytona
   Beach.

     o 50 lots at the 180-acre Tomoka Heights development in Highlands County, Florida. IG LTD is developing this community, located adjacent to Lake Henry. It is approved for a total of 587 single-family and duplex units now selling in the $89,000 to $135,000 price range. The development features controlled access and has appeal for active retired couples.

   Rental properties consist of a two-building office complex in downtown Daytona Beach and a 24,000-square-foot office building in Palm Coast, which is approximately 30 miles north of Daytona Beach. The larger building of the downtown Daytona Beach complex is a 47,000-square-foot, seven-story office building leased to several tenants and partially occupied by the Company; the smaller, containing 17,000 square feet, is under a lease/purchase agreement and considered a financing lease. The Palm Coast building is leased to multiple tenants. The downtown Daytona Beach and Palm Coast buildings are covered by debt in the form of industrial revenue bonds. A 24,000-square-foot office building near the interchange of Interstate 95 and International Speedway Boulevard (U. S. Highway 92) in Daytona Beach, was sold in 1996.

   IG LTD owns a 50% interest in The Forest Center Shopping Center east of Ocala. The property is encumbered by a mortgage. The Mariner Towne Square Shopping Center in Spring Hill was sold in 1995, with the adjacent Mariner Village Shopping Center sold in 1996.

   Other leasing activities of the Company include ground leases for billboards, leases of communication tower sites, and a hunting lease covering approximately 19,900 acres.

   Another source of income is from subsurface interests which are leased for mineral exploration, as described under "Land Holdings." At December 31, 1996, oil and gas leases were in effect covering a total of 15,800 surface acres in Lee and Hendry Counties, Florida. In addition, a geophysical permit and option to lease 10,200 acres in Lee County was executed in 1996. The permit calls for 3-D seismic exploration; and both the permit and the option expire in March of 1998. At December 31, 1996, there were four producing oil wells on
   the Company's interests.   Volume produced in 1996 from these wells
   was 131,231 barrels, compared with 117,831 barrels in 1995. A fifth well on Company interests is being permitted. Oil lease income and oil royalty income have in the past been much more significant sources of income for the Company than in recent years. The Company's current policy is to grant no releases of its reserved mineral rights in oil-producing counties unless required to do so through contractual obligations; however, releases of surface entry rights might be sold upon request of a surface owner who requires such a release for financing or development purposes. As Florida develops, such requests will no doubt increase. Sales and releases of surface entry rights in 1996 produced revenues of $322,600.

   Income from sales of forest products varies considerably from year to year depending on economic conditions and weather. The primary market today is in pulpwood with sawtimber, plylogs, and some cypress being marketed as conditions and the market allow. Geographic location of
   the timber tract is excellent.   In addition to access by major
   highways (Interstate 95, State Road 40, and International Speedway Boulevard), the internal road system for forestry purposes is good.

                              Five-Year Financial Highlights

                                  (In thousands except per share amounts)

                                  1996     1995     1994     1993     1992
                                    $        $        $        $        $
Summary of Operations:
  Revenues:
      Citrus                      13,863    8,819    8,175   10,719   10,714
       Real Estate                 7,642    7,743   16,528   15,780   20,185
      Profit on Sales of
       Undeveloped Real Estate       385    4,718    1,400      314      239
      Interest and Other Income    6,123    2,404    2,623      653    1,672
                                  ------------------------------------------
                         TOTAL    28,013   23,684   28,726   27,466   32,810
                                  ------------------------------------------

Operating Costs and Expenses      14,021   13,044   14,980   22,029   24,834
General and Administrative
 Expenses                          3,386    3,484    3,478    3,549    3,146
Provision for Income Taxes         4,003    2,736    3,778      672    1,803
Income from Continuing Operation   6,603    4,420    6,490    1,216    3,027
Loss from Discontinued Operations
    (net of tax)                    -        -        (135)    (759)    (517)
Extraordinary Item-Income Tax
 Benefit of Net Operating Loss
  Carryforward                      -        -        -        -       1,492
Cumulative Effect of Change in
  Accounting for Income Taxes       -        -        -         329     -
Net Income                         6,603    4,420    6,355      786    4,002
Primary Earnings per Share:
  Income from Continuing
   Operation                        1.05     0.71     1.04     0.20     0.48
  Net Income                        1.05     0.71     1.01     0.13     0.64
Fully Diluted Earning Per Share:
  Income from Continuing
   Operation                        1.05     0.71     1.04     0.20     0.48
  Net Income                        1.05     0.71     1.01     0.13     0.64
Dividends Paid Per Share            0.55     0.45     0.35     0.30     0.20

Summary of Financial Position:
  Total Assets                    59,673   59,693   61,535   65,815   65,058
  Shareholders' Equity            35,791   32,633   31,030   26,867   27,959



                          Consolidated Balance Sheets

                                                               December 31,
                                                         ----------------------------
                                                             1996             1995
                                                          -----------      -----------
Assets
Cash and Cash Equivalents                                 $ 1,760,835      $ 1,167,373
Investment Securities (Note 3)                              1,396,415          640,343
Notes Receivable (Note 5)                                  14,770,281       10,937,614
Accounts Receivable                                         2,217,584        2,143,305
Inventories                                                   686,597          802,515
Cost of Fruit on Trees                                      2,179,989        2,658,126
Real Estate Held for Development and Sale (Note 6)         14,499,495       13,801,477
Net Investment in Direct Financing Lease (Note 7)             710,990          792,530
Other Assets                                                  354,473          499,272
                                                           ----------       ----------
                                                           38,576,659       33,442,555
                                                           ----------       ----------

Property, Plant and Equipment:
  Land, Timber and Subsurface Interests                     3,648,383        3,854,178
  Citrus Properties:
    Trees                                                   8,523,852        8,811,210
    Buildings and Equipment                                 9,164,146        9,166,232
  Income Properties                                        10,671,197       16,323,215
  Other Buildings and Equipment                               743,768          991,599
                                                           ----------       ----------
    Total Property, Plant and Equipment                    32,751,346       39,146,434
  Less Accumulated Depreciation and Amortization         ( 11,655,483)    ( 12,895,521)
                                                           ----------       ----------
    Net Property, Plant and Equipment                      21,095,863       26,250,913
                                                           ----------       ----------
      Total Assets                                        $59,672,522      $59,693,468
                                                           ==========       ==========
Liabilities
Accounts Payable                                          $   680,935      $ 1,213,692
Notes Payable (Notes 8 and 14)                             17,947,771       20,921,298
Accrued Liabilities                                         3,651,507        2,732,794
Deferred Income Taxes (Note 4)                                406,930           69,466
Income Taxes Payable (Note 4)                               1,193,994        2,123,691
                                                           ----------       ----------
     Total Liabilities                                     23,881,137       27,060,941
                                                           ----------       ----------
SHAREHOLDERS' EQUITY
  Preferred Stock - 50,000 Shares Authorized,
   $100 Par Value; None Issued                                      -                -
  Common Stock - 10,000,000 Shares Authorized;
   $1 Par Value; 6,261,272 Issued  and Outstanding          6,261,272        6,261,272
  Additional Paid-In Capital                                1,782,105        1,782,105
  Retained Earnings                                        27,748,008       24,589,150
                                                           ----------       ----------
     Total Shareholders' Equity                            35,791,385       32,632,527
                                                           ----------       ----------
     Total Liabilities and Shareholders' Equity           $59,672,522      $59,693,468
                                                           ==========       ==========


The accompanying notes are an integral part of these consolidated statements.

                 Consolidated Statements of Operations and Retained Earnings

                                                               Calendar Year
                                                ------------------------------------------
                                                  1996           1995            1994
                                                ----------      ----------      ----------

Income
  Citrus Operations:
    Sales of Fruit and Other Income           $ 13,862,864    $  8,819,259     $ 8,174,816
    Production and Selling Expenses            ( 9,851,352)    ( 8,190,430)     (8,088,518)
                                                ----------      ----------      ----------
                                                 4,011,512         628,829          86,298
                                                ----------      ----------      ----------
  Real Estate Operations:
    Sales and Other Income                       7,641,898       7,742,915      16,528,217
    Costs and Other Expenses                   ( 4,169,717)    ( 4,854,321)    ( 6,890,969)
                                                ----------      ----------      ----------
                                                 3,472,181       2,888,594       9,637,248
                                                ----------      ----------      ----------
  Profit On Sales of Undeveloped
   Real Estate Interests                           384,756       4,718,248       1,399,711
                                                ----------      ----------      ----------
  Interest and Other Income                      6,123,025       2,404,063       2,623,447
                                                ----------      ----------      ----------
General and Administrative Expenses            ( 3,386,296)    ( 3,483,706)    ( 3,477,842)
                                                ----------      ----------      ----------
Income From Continuing Operations
  Before Income Taxes                           10,605,178       7,156,028      10,268,862
Income Taxes (Note 4)                          ( 4,002,620)    ( 2,736,021)    ( 3,778,461)
                                                ----------      ----------      ----------
Income From Continuing Operations                6,602,558       4,420,007       6,490,401
Loss From Discontinued Resort
  Operations, net of tax (Note 2)                        -               -     (   135,611)
                                                ----------      ----------      ----------
Net Income                                       6,602,558       4,420,007       6,354,790
Retained Earnings, Beginning of Year            24,589,150      22,986,715      18,823,370
Dividends                                      ( 3,443,700)    ( 2,817,572)   (  2,191,445)
                                                ----------      ----------      ----------
Retained Earnings, End of Year                 $27,748,008     $24,589,150     $22,986,715
                                                ==========      ==========      ==========
Per Share Information:
  Average Shares Outstanding                     6,261,272       6,261,272       6,261,272
                                                ==========      ==========      ==========
  Income From Continuing Operations                  $1.05           $0.71           $1.04
  Loss From Discontinued Resort Operations
    (Net of tax)                                         -               -          ($0.03)
                                               ===========      ==========      ==========
  Net Income Per Share                               $1.05           $0.71           $1.01
                                               ===========      ==========       =========
  Dividends Per Share                                $0.55           $0.45           $0.35
                                               ===========      ==========       =========


The accompanying notes are an integral part of these consolidated statements.

                      Consolidated Statements of Cash Flows

                                                                Calendar Year
                                                      ----------------------------------------
                                                        1996            1995           1994
                                                      -----------     ----------   ------------
Cash Flow from Operating Activities
 Cash Received from:
  Citrus Sales of Fruit and Other Income               $13,627,237   $  8,635,807 $ 7,998,995
  Real Estate Sales and Other Income                     7,575,069      9,671,554  10,923,789
  Sales of Undeveloped Real Estate Interests               428,026      4,674,978   1,399,711
  Interest and Other Income                                647,512        599,960     230,869
                                                        ----------     ----------  ----------
          Total Cash Received from
             Operating Activities                       22,277,844     23,582,299  20,553,364
                                                        ----------     ----------  ----------
 Cash Expended for:
  Citrus Production and Selling Expenses                 8,828,098      8,135,094   7,288,990
  Real Estate Costs and Expenses                         3,419,452      5,223,375   5,647,964
  General and Administrative Expenses                    2,067,615      1,293,073   2,019,947
  Interest                                               1,402,767      2,007,655   1,917,447
  Income Taxes (Note 4)                                  4,594,853      2,119,899   1,017,146
                                                        ----------     ----------  ----------
        Total Cash Expended for
           Operating Activities                         20,312,785     18,779,096  17,891,494
                                                        ----------     ----------  ----------
        Net Cash Provided by
           Operating Activities                          1,965,059      4,803,203   2,661,870
                                                        ----------     ----------  ----------

Cash Flow from Investing Activities
 Acquisition of Property, Plant and Equipment          (   444,718)   (1,201,509)  (1,385,731)
 Net Increase in Investment
  Securities (Note 3)                                  (   756,072)       79,063   (   36,868)
 Direct Financing Lease (Note 7)                            81,540        87,692       83,900
 Proceeds from Sale of Property, Plant and
   Equipment                                             6,164,880     3,193,387    3,012,604
 Cash Flow from Discontinued Resort
   Operations (Note 2)                                           -             -    6,670,950
                                                         ---------    ----------    ---------
        Net Cash Provided by Investing Activities        5,045,630     2,158,633    8,344,855
                                                        ----------    ----------   ----------

Cash Flow from Financing Activities
 Cash Proceeds from Notes Payable (Note 8)               6,800,000     6,950,000    3,600,000
 Payments on Notes Payable (Note 8)                    ( 9,773,527)  (11,001,985) (13,600,938)
 Dividends Paid                                        ( 3,443,700)  ( 2,817,572) ( 2,191,445)
                                                        ----------    ----------   ----------
        Net Cash Used in Financing Activities          ( 6,417,227)  ( 6,869,557) (12,192,383)
                                                        ----------    ----------   ----------
 Net Increase (Decrease) in Cash and Cash
  Equivalents                                              593,462        92,279   (1,185,658)
 Cash and Cash Equivalents, Beginning of Year            1,167,373     1,075,094    2,260,752
                                                        ----------    ----------   ----------
 Cash and Cash Equivalents, End of Year                $ 1,760,835   $ 1,167,373  $ 1,075,094
                                                        ==========    ==========   ==========


                                Consolidated Statements of Cash Flows
                                            continued

                                                              Calendar Year
                                                      --------------------------------------
                                                         1996           1995            1994
                                                      -----------     ----------    ---------
Reconciliation of Net Income to Net Cash Provided
 by Operating Activities:
  Net Income                                            $6,602,558     $4,420,007  $6,354,790
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
    Discontinued Resort Operations                               -              -     135,611
    Depreciation and Amortization                        1,111,036      1,094,523   1,050,965
    Deferred Income Taxes                                  337,464    (    26,038)  1,378,222
    Gain on Sales of Property, Plant and
    Equipment                                           (5,396,148)   (1,674,662)  (2,402,186)

 (Increase) Decrease in Assets:
   Notes Receivable                                     (  112,667)   (1,714,646)  (6,039,589)
   Accounts Receivable                                  (   74,279)   (  266,085)     277,195
   Inventories                                             115,918    (  142,054)      81,790
   Cost of Fruit on Trees                                  478,137    (  222,725)     361,525
   Real Estate Held for Development and Sale            (  698,018)    2,825,028   (  110,838)
   Other Assets                                            144,799    (  123,786)     112,101

 Increase (Decrease) in Liabilities:
   Accounts Payable                                     (  532,757)      464,415   (  510,622)
   Accrued Liabilities                                     918,713      (472,934)     589,813
   Income Taxes Payable (Note 4)                        (  929,697)      642,160    1,383,093
                                                        ----------     ---------    ---------
      Net Cash Provided by Operating Activities         $1,965,059    $4,803,203   $2,661,870
                                                        ==========     =========    =========


  Supplement Disclosure of Noncash Operating Activities:

    In connection with the sale of real estate, the Company received, as consideration, mortgage notes receivable of $1,143,607, $1,255,350, and $4,554,830 for the years 1996, 1995 and 1994, respectively.

    In connection with the sale of property, plant and equipment, the Company received as consideration, mortgage notes receivable of $3,720,000 for the year 1996.

    The accompanying notes are an integral part of these consolidated state-ments.

                      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


   To the Shareholders of
   Consolidated-Tomoka Land Co.


        We have audited the accompanying consolidated balance sheets of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



   Tampa, Florida                                 Arthur Andersen LLP
   February 6, 1997

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  December 31, 1996, 1995 and 1994

   NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation
            The consolidated financial statements include the accounts of Consolidated-Tomoka Land Co. and its wholly owned subsidiaries: Indigo Group Inc., Indigo Group Ltd., and Indigo Development Inc. (collectively, theCompany). All significant intercompany accounts and transactions have been eliminated in consolidation.

            Nature of Operations
            The Company is primarily engaged in the citrus industry and, through its wholly owned subsidiaries, the real estate industry. The Company harvests and sells both fresh and to-be-processed citrus from its bearing groves, all of which are located in Highlands County, Florida. Fresh fruit sales are made by the Company to wholesale produce distributors and retail grocery chains primarily in the Eastern and Midwestern regions of the United States and Canada. The to-be-processed fruit is sent to Citrus World, Inc. (Citrus World), an agricultural cooperative owned by the Company and eleven other growers. The cooperative processes the fruit and markets it under several names on a regional and national basis. Real estate operations, which are primarily commercial in nature, also include residential, income properties and forestry operations. These operations are predominantly located in Volusia and Highlands counties in Florida.
            From time to time the Company sells unimproved real estate considered surplus to its operating needs. The latter function is not considered part of the Company's ordinary operations.


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

            Prior-Year Reclassifications

            Certain 1994 and 1995 amounts have been reclassified to conform with the 1996 presentation.

            Cash and Cash Equivalents

            The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.

            Inventories
            Inventories which are stated at the lower of cost (first-in, first-out method) or market, consist primarily of citrus supplies.

            NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                    (CONTINUED)

            Cost of Fruit on Trees
            Direct and allocated indirect costs incurred in connection with the production of crops are capitalized into cost of fruit on trees. As the crop is harvested and sold, the related costs are charged to production expense, pro-rata based on the boxes harvested and sold to the estimated total boxes expected to be harvested and sold. The cost of fruit on trees is carried at the lower of cost or market.

            Real Estate Held for Development and Sale
            The carrying value of land and land development costs includes the initial acquisition costs of the land, improvements thereto and other costs incidental to the acquisition or development of land. These costs are allocated to properties on a relative sales value basis and are charged to costs of sales as specific properties are sold. Land and land development costs include approximately $261,068 and $168,438 of interest and $96,861 and $77,900 of property taxes capitalized during 1996 and 1995, respectively.

            Property, Plant and Equipment
            Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is taken into income.

            The amount of depreciation and amortization taken for the years 1996, 1995, and 1994, is summarized as follows:

                                                    Calendar Year
                                                    -------------
                                            1996         1995          1994
                                         ---------    ---------     ---------
         Citrus Properties              $  501,954   $  411,624     $  328,399
         Other Properties                  609,082      682,899        722,566
                                         ---------    ---------      ---------
                                        $1,111,036   $1,094,523     $1,050,965
                                         =========    =========      =========

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

           NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNT
                  POLICIES (CONTINUED)

            Long-Lived Assets
            Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets (SFAS 121)." SFAS 121 requires entities to review the recoverability of long-lived assets, including real estate held for development and sale and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The implementation of SFAS 121 did not have a material effect on the accompanying consolidated financial statements.

            Sale of Citrus
            The Company sells a portion of its citrus crop as fresh fruit through the Company-owned packing plant and recognizes revenues, and related cost of sales, at the time of shipment. The Company sells the remainder of the citrus crop under a participating marketing pool agreement to Citrus World of which the Company owns a 4 percent equity interest. Citrus World is a citrus grower and the owner of a citrus processing plant in Lake Wales, Florida. Citrus World pools its own fruit with the fruit purchased from the Company and other citrus growers, processes the pooled fruit and sells the products produced. Each participant in the pool, including Citrus World, shares ratably in the proceeds from the sale of products, net of Citrus World's actual processing and marketing costs, plus a per-unit handling fee. Citrus
            World makes periodic payments to all participants based on their pro rata share of net sales proceeds and makes final payment after all the products in the pool have been sold.

            The Company records estimated revenues at the time of delivery of the fruit to Citrus World and finalizes revenues after all the products in the pool have been sold. During the years 1996, 1995, 1994, the Company's estimated pro rata share of said net sales proceeds under the above pooling agreement amounted to $5,203,787, $2,912,415, and $2,993,457, respectively.

            Real Estate
            The profit on sales of real estate is accounted for in accordance with the provisions of the Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate (SFAS 66)." The Company recognizes revenue from the sale of real estate at the time the sale is consumated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS 66. No income was deferred for the three years in the period ended December 31, 1996.

            Rental income from income properties is recognized ratably over the periods of the related property leases.

            Pensions
            The Company has a funded, non-contributory defined benefit pension plan covering all eligible full-time employees. The Company's method of funding and accounting for pension costs is to fund and accrue all normal costs plus an amount necessary to amortize past service cost over a period of 30 years.

            NOTE 1  SUMMARY OF SIGNIFICATN ACCOUNTING
                    POLICIES (CONTINUED)

            Earnings Per Share Information
            Earnings per common share is computed by dividing net income by the weighted average shares of common stock outstanding during the year. Fully diluted earnings per share amounts are not presented because such dilution was immaterial for 1996, 1995 and 1994.

            Concentration of Credit Risk
            Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investment securities, accounts receivables and notes receivable. Concentration of credit risk with respect to accounts receivables is limited due to the Company's large number of customers and their dispersion across geographic areas and industries.

            Fair Value of Financial Instruments
            The carrying amounts of the Company's financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable at December 31, 1996 and 1995, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes receivable and notes payable approximates fair value at December 31, 1996 and 1995, since the notes are at floating rates or fixed rates which approximate current market rates for notes with similar risks and maturities.

            Citrus Production and Selling
            The Company is the owner of a citrus fruit packing plant and packs and sells its own fruit, together with fruit received from outside growers, under a pooling agreement. During the years 1996, 1995, and 1994, the Company's charges to other growers for handling and packing their fruit amounted to $517,815, $428,087, and $656,281, respectively. In addition, agreements are in place for delivery of citrus fruit. The amounts received by the Company for such services for years 1996, 1995, and 1994 amounted to $28,944, $21,518, and
            $43,142, respectively. All of these revenues are accounted for by the Company as a reduction of citrus production and selling expenses.

   NOTE 2   DISCONTINUED RESORT OPERATIONS

            On July 14, 1994, the Company sold its resort complex for a cash price of $7,175,000. The sale resulted in a pretax loss of $111,804 ($69,732 net of tax). The results of the resort operations have been reported separately as discontinued operations in the Consolidated Statements of Operations and Retained Earnings. There are no remaining assets or liabilities reflected on the consolidated balance sheets at December 31, 1996 and 1995. Summary financial information of the operation and sale is as follows:

NOTE 2  DISCONTINUED RESORT OPERATIONS



                                                               Year Ended December 31,
                                                          1996            1995         1994
                                                        -------       ---------    ---------
               Revenues from Discontinued
                Resort Operations                          -              -       $4,590,516
                                                        -------       ---------    ----------
               Loss from Discontinued Resort
                 Operations Before Tax                     -              -        (105,626)
               Income Tax Benefit from
                Discontinued Resort Operations             -              -          39,747
               Loss on Sale of Resort Operations
               (Net of Income Tax Benefit of
                 $42,072)                                  -              -        ( 69,732)
                                                        ------        ---------    ----------
               Loss From Discontinued
               Resort Operations, Net of Tax               -              -       $(135,611)
                                                       ========       =========    =========
               Total Loss Per Share from Discontinued
               Resort Operations                           -               -      $   (0.03)
                                                       ========       =========    =========

   NOTE 3   INVESTMENT SECURITIES

            The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), effective January 1, 1994. This standard requires classification of the investment portfolio into three categories: held to maturity, trading and available for sale. The Company classifies as held to maturity those securites for which the company has the intent and ability to hold through their stated maturity date. Investment securities which are classified as held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. Investments which are classified as available for sale may be sold for liquidity or other purposes, but are not actively traded. Investments which are classified as available for sale are recorded at cost which approximates fair value. Gains and losses are determined using the specific identification method.
            Prior to adopting SFAS 115, investment securities were
            carried   At amortized cost.  The change in accounting did
            not have a material effect on the financial statements. Investment securities as of December 31, 1996 and 1995, all of which are classified as held to maturity, are as follows:

                                                           1996          1995
                                                       ---------      ---------
             Debt Securities Issued by States
              and Political Subdivisions of States    $1,289,572    $  640,343

             Mortgage-Backed Securities                  106,843          -
                                                       ---------     ---------
                                                      $1,396,415    $  640,343
                                                       =========     =========

        NOTE 3  INVESTMENT SECURITIES

        The contractual maturities of these securities are as follows:

             Maturity Date                             Amount
            ----------------                        -----------

             Within 1 year                           $  601,344
             1-5 Years                                  370,128
             6-10 Years                                 151,065
             After 10 Years                             273,878
                                                      ---------
                                                     $1,396,415
                                                      =========

   NOTE 4   INCOME TAXES

   Effective January 1, 1993, the Company adopted SFAS No. 109,
   "Accounting for Income Taxes."

   The provision for income taxes is summarized as follows:

                              1996                    1995                    1994
                              ----                    ----                    ----
                      Current      Deferred     Current     Deferred    Current    Deferred
                      -------      --------     -------     --------    -------    --------
            Federal   $3,198,460  $221,699    $2,374,049  $(  22,232)  $2,193,763 $1,022,442
            State        466,696   115,765       388,010   (   3,806)     206,476    355,780
                       ---------   -------     ---------   ---------    ---------  ---------
            Total     $3,665,156  $337,464    $2,762,059  $(  26,038)  $2,400,239 $1,378,222
                       =========   =======     =========   =========    =========
=========

            Deferred income taxes have been provided to reflect temporary differences that represent the cumulative difference between taxable or deductible amounts recorded in the financial statements and in the tax returns. The sources of these differences and the related provision (credit) and deferred income tax assets (liabilities) are summarized as follows:

<PAGE



NOTE 4  INCOME TAXES (CONTINUED)

                                  Provision (Credit)                   Deferred Taxes
                                      ------------------                   ---------------
                                1996         1995        1994              1996       1995
                                ----         ----        ----              ----       ----
               Depreciation  $  79,047    $ 100,222   $(  3,955)   $(1,144,043) $(1,064,996)
               Sales of Real
                Estate         392,438     (200,852)    575,756     (1,175,951)    (783,513)
               Deferred
                Compensation  (181,590)    (155,461)   (137,488)       809,895       628,305

               Basis
                Difference in
                Joint Venture (219,858)      52,285    (546,502)     1,328,118     1,108,260
               Revolving Fund
                Certificates  ( 24,985)    ( 48,182)   ( 16,336)       280,133       255,148
               Charitable
                Contributions
                Carryforward   391,210      479,321     372,559      1,153,935     1,545,145
               Alternative
                Minimum Tax
                Credit               -         -      1,032,255              -             -
               Other          (258,551)       6,389     178,907        374,832       116,281
               Less-Valuation
                Allowance      159,753     (259,760)  (  76,974)    (2,033,849)  (1,874,096)
                               -------    ---------    --------      ---------    ---------
                             $ 337,464    $( 26,038)  $1,378,222   $(  406,930)   $( 69,466)
                               =======      ========   =========    ===========  ===========


             Following is a reconciliation of the income tax computed at the federal statutory rate of 34 percent.

                                                             Calendar Year
                                                             -------------
                                                  1996         1995        1994
                                                  ----         ----        -----
           Income Tax Computed at
           Federal Statutory Rate              $3,605,761   $2,433,050    $3,491,413
          Increase (Decrease) Resulting
           from:
          State Income Tax, Net of
           Federal Income Tax Benefit             384,968      260,175       371,089
          Other Reconciling Items                  11,891       42,796     (  84,041)
                                                ---------    ---------     ---------
           Provision for Income Taxes          $4,002,620   $2,736,021    $3,778,461
                                                =========    =========     =========

   NOTE 5    NOTES RECEIVABLE

             Notes Receivable consisted of the following:

                                                                      December 31,
                                                                -------------------------
                                                                    1996            1995
                                                                -----------    ----------
          Mortgage Notes Receivable

          Various notes with interest rates ranging
           from 6.25% to 10% with payments due from 1997
           through 2003.  Collateralized by real
           estate mortgages held by the Company                  $10,944,356    $7,097,776


          Other Notes Receivable

          Interest at 5.425%, total principal and
           accrued interest due June 1997                          3,678,794     3,678,794

          Interest at prime rate, receivable in
           monthly installments of principal and
           interest to amortize the original note
           over a period of 15 years, due January
           2006                                                      147,131       161,044

                                                                  ----------    ----------
          Total Notes Receivable                                 $14,770,281   $10,937,614
                                                                  ==========    ==========
          Prime rate was 8.25 percent at December 31, 1996 and
          8.5 percent at December 31, 1995.

          The required annual principal receipts are as follows:

          Year ending December 31,                                               Amount
                                                                         -----------
          1997                                                               $ 6,672,177
          1998                                                                 1,784,513
          1999                                                                 2,433,541
          2000                                                                 1,761,222
          2001                                                                 1,114,336
          2002 and thereafter                                                  1,004,492
                                                                              ----------
                                                                             $14,770,281
                                                                              ==========

   NOTE 6    REAL ESTATE HELD FOR DEVELOPMENT AND SALE

             Real estate held for development and sale as of December 31, 1996 and 1995, is summarized as follows:

                                                          December 31,
                                                  ----------------------------
                                                  1996                    1995
                                                  ----                    ----
          Undeveloped Land                      $ 1,581,212              $ 2,400,312
          Land and Land Development              12,674,028               10,861,863
          Completed Houses                          244,255                  539,302
                                                 ----------               ----------
                                                $14,499,495              $13,801,477
                                                 ==========               ==========


   NOTE 7    NET INVESTMENT IN DIRECT FINANCING LEASE

             On December 31, 1986, the Company acquired certain real estate and equipment subject to a direct financing-type lease. The aggregate amounts due under the lease are identical in amount to the payments required to be made by the Company in order to amortize the debt applicable to the properties. The required annual payments on the lease at December 31, 1996, are summarized as follows:


                                                                 Amount
                                       Aggregate              Representing             Net
         Year Ended December 31,        Payment                 Interest          Investment
         -----------------------       ----------             ------------        ----------
          1997                         $130,449                 $ 44,716            $ 85,733
          1998                          128,427                   38,892              89,535
          1999                          127,007                   32,800              94,207
          2000                          125,758                   26,375              99,383
          2001                          124,440                   19,597             104,843
          2002 and Thereafter           254,698                   17,409             237,289
                                        -------                  -------             -------
                                       $890,779                 $179,789            $710,990
                                        =======                  =======             =======

       The interest rate stated in the lease agreement is 80.65% of prime.

NOTE 8    NOTES PAYABLE

          Notes Payable consisted of the following:

                                                                         December 31,
                                                                   ---------------------
                                                                    1996             1995
                                                                    ----             ----
          Mortgage Notes Payable
          Mortgage notes payable are collateralized
          by real estate mortgages held by the
          lender.  As of December 31, 1996 and 1995,
          mortgage notes payable consisted of the
          following:

          Payments of $266,783, including interest
           at 8.8% payable quarterly through
           April 2002; principal balance due
           July 2002                                           $9,424,876         $9,650,097

          Payable $19,857 monthly through March
           2001, including interest at 7.5%,
           Paid in 1996                                                 -          2,367,387

          Interest payable quarterly at 10%,
           principal and outstanding interest
           due October 2005                                     1,200,000          1,200,000

          Industrial Revenue Bonds
          Industrial revenue bonds payable are
           collateralized by real estate and
           equipment.  As of December 31, 1996
           and 1995, industrial revenue bonds
           consisted of the following:

          Interest at 80.65% of prime rate,
           payable in monthly installments of
           principal and interest to amortize
           the original debt over a period
           of 18 years, due January 2004                        2,851,755          3,144,166

          Interest at 84.2% of prime rate,
           payable in monthly installments
           of $4,700 plus interest, remaining
           principal and interest due
           January 2002                                         1,936,000          1,992,400


          Note Payable to Related Party
          Principal and interest payable in
           monthly installments of $23,268,
           interest at 9.68%, unpaid
           principal and interest due
           December 1998.  Collateralized by
           developed real estate in a joint
           venture.  The venture partner
           is jointly liable on the note.                      2,535,140           2,567,248
                                                              ----------          ----------
                                                             $17,947,771         $20,921,298
                                                              ==========          ==========


    A line of credit totalling $7,000,000, payable on demand, with interest at prime rate and no borrowing outstanding was in place at December 31, 1996, which replaced a $15,000,000 line of credit collateralized by citrus facilities, payable on demand, with interest at prime minus .5%. There were no borrowings on this line at December 31, 1995.

    The required annual principal payments on notes payable are as follows:


          Year Ending December 31,                                                   Amount
          ------------------------                                                ----------
          1997                                                                   $   563,253
          1998                                                                     3,159,235
          1999                                                                       711,504
          2000                                                                       768,150
          2001                                                                       829,705
          2002 and Thereafter                                                     11,915,924
                                                                                  ----------
                                                                                 $17,947,771
                                                                                  ==========

   Interest expense was $1,402,767, $2,007,655, $1,917,447 for 1996,
   1995, and 1994, respectively.

   NOTE 9    PENSION PLAN

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

             The Company's net periodic pension cost included the following components:

                                                                  December 31,


                                                          1996        1995          1994
                                                          ----        ----          ----
          Service Cost                                   $175,363    $170,673     $225,827
          Interest Cost on Projected Benefit
           Obligation                                     257,745     249,027      288,705
          Actual Return on Plan Assets                   (577,221)  ( 266,582)    (274,796)
          Net Amortization                                260,594   (  14,734)    ( 11,349)
                                                          -------     -------      -------
        Net Periodic Pension Cost                        $116,481    $138,384     $228,387
                                                          =======     =======      =======

          The funded status of the Company's pension plan was as follows:

                                                              December 31,
                                                    --------------------------------
                                                    1996         1995         1994
                                                    ----         ----         ----
           Actuarial Present Value of Benefit
           Obligations:
           Vested                              $(2,914,318)  $(2,519,049)  $(2,423,349)
           Nonvested                            (    4,628)   (    3,975)   (   87,591)
                                                 ---------     ---------     ---------
          Accumulated Benefit Obligation        (2,918,946)   (2,523,024)   (2,510,940)
          Effect of Projected Future Salary
           Increases                            (  621,808)   (  834,347)   (  654,568)
                                                 ---------     ---------     ---------
          Projected Benefit Obligation          (3,540,754)   (3,357,371)   (3,165,508)

          Plan Assets at Fair Value, Primarily
           Stocks, Corporate Bonds, Treasury
           Securities and Money Market Funds     4,136,008     3,698,295     3,215,378
                                                 ---------     ---------     ---------
          Plan Assets In Excess of
           Projected Benefit Obligation            595,254       340,924        49,870
          Unrecognized Prior Service Cost            6,361         7,027         7,693
          Unrecognized Net Gain                 (  731,602)   (  346,057)   (  176,455)
          Unrecognized Transition Asset         (  147,072)   (  162,472)   (  177,872)
                                                 ---------      ---------     ---------
          Accrued Pension Liability            $(  277,059)  $(  160,578)  $(  296,764)
                                                 =========     =========     =========


          The actuarial assumptions made to determine the projected benefit obligation and the fair value of plan assets are as follows:

                                                                      December 31,
                                                                      ------------
                                                                 1996         1995      1994
                                                                 -----        ----      ----
          Weighted Average Discount Rate                          8.0%        8.0%      8.0%
          Weighted Average Asset Rate of Return                   8.0%        8.0%      8.0%
          Compensation Scale                                      5.0%        5.0%      5.0%


   NOTE 10   POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

             The Company sponsors two defined benefit postretirement plans of certain health care and life insurance benefits for eligible retired employees. All full-time employees become eligible to receive these benefits if they retire after reaching age 55 with 20 or more years of service. The

             NOTE 10  POSTRETIREMENT BENEFIT PLANS OTHER
                      THAN PENSIONS (CONTINUED)

             postretirement health care plan is contributory, with retiree contributions adjusted annually; the life insurance plan is non-contributory up to $5,000 of coverage. The accounting for the health care plan reflects caps on the amount of annual benefit to be paid to retirees as stipulated by the plan. The Company pays for the plan as costs are incurred.

             The Company recognizes postretirement expenses in accordance with adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the expected costs of postretirment benefits be charged to expense during the years the employees render service. The Company elected to amortize the unfunded obligation measured at adoption of SFAS 106 over a period of 20 years. The effect of this expense recognized in 1996, 1995, and 1994 was $89,670, $103,415, and $93,176, respectively.

             The following table reconciles the plan's funded status to the accrued postretirement benefit cost liability reflected on the consolidated balance sheet as of December 31, 1996 and 1995:

                                                                       December 31,
                                                                       ------------
                                                                     1996       1995
                                                                     ----       -----
          Retirees                                                $(133,479)  $(208,757)
          Fully Eligible Plan Participants                         (287,462)   (342,181)
          Other Active Plan Participants                           ( 92,710)   (143,477)
                                                                    -------     -------
          Total Accumulated Postretirement
           Benefit Obligation                                      (513,651)   (694,415)
          Plan Assets                                                    -            -
                                                                    -------     -------
          Accumulated Postretirement Benefit
           Obligation in Excess of Plan Assets                     (513,651)   (694,415)
          Unrecognized Net Gain from Changes
           in Assumptions and Experience                           (313,792)   (115,812)
          Unrecognized Transition Obligation                        644,658     684,949
                                                                    -------     -------
           Accrued Postretirement Benefit Cost
           in Balance Sheet                                       $(182,785)  $(125,278)
                                                                    =======     =======
                             Postretirement Benefit Cost includes the
                              following components:
                                                                 1996         1995      1994
                                                                -------      ------   ------
          Service Cost                                          $12,652    $ 13,441  $ 8,220
          Interest Cost on Accumulated Postretirement
           Benefit Obligation                                    36,727      49,683   44,665
          Amortization of Transition Obligation over
           20 years                                              40,291      40,291   40,291
                                                                -------     -------   ------
          Postretirement Benefit Cost                           $89,670    $103,415  $93,176
                                                                =======     =======   ======

                                                      59

   The discount rate used in determining the accumulated postretirement benefit obligation was 7 percent. Due to the capping of the insurance premium benefits to retirees, a health care cost scale is not applicable.

   NOTE 11    STOCK OPTION PLAN

              The Company maintains a stock option plan (the Plan) pursuant to which 530,000 shares of the Company's common stock may be issued. Under the Plan the option exercise price equals the stock's market price on the date of grant. The Options vest over five years and all expire after ten years. The Plan provides for the grant of (1) incentive stock options which satisfy the requirements of Internal Revenue Code (IRC) Section 422, and (2) nonqualified options which are not entitled to favorable tax treatment under IRC Section 422. No optionee may exercise incentive stock options in any calendar year for shares of common stock having a total market value of more than $100,000 on the date of grant (subject to certain carryover provisions). In connection with the grant of nonqualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment which may be paid in whole or in part in cash or in shares of common stock equal to all or a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise.

              The Company accounts for the Plan under APB Opinion No. 25. Had compensation cost for the Plan been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:



                                                              1996        1995
                                                              ----        ----
                   Net Income:         As Reported       $6,602,558   $4,420,007
                                       Pro Forma         $6,551,644   $4,398,581

                   Earnings Per Share: As Reported            $1.05        $0.71
                                       Pro Forma              $1.05        $0.70

              Because the FASB Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

              A summary of the status of the Company's stock option plan for the three years ended December 31, 1996 and changes during the years then ended is as follows:


                                           1996              1995             1994
                                      --------------    --------------   -------------
                                      Shares Wtd Avg    Shares Wtd Avg   Shares  Wtd Avg
                                             Ex Price          Ex Price          Ex Price
                                     ------- -------   ------  -------   -------- -------
         Outstanding at beginning
          of year                    291,300  $12.86  243,300   $13.01   191,300   $12.50
         Granted                      48,000  $17.15   48,000   $12.12    52,000   $14.87
         Exercised                        --               --                 --
         Forfeited                        --               --                 --
         Expired                          --               --                 --
                                      ------           ------            -------
         Outstanding at end of year  339,300  $13.47  291,300   $12.86   243,300   $13.01
                                     -------          -------            -------
         Exercisable at end of year  190,640  $12.83  132,380   $12.82   132,380   $12.82
         Weighted average fair value
          of options granted during
          the year                     $4.98            $3.52              $4.32




            Of the 339,300 options outstanding at December 31, 1996, 139,300 have exercise prices between $10.37 and $17.75, with a weighted average exercise price of $12.55 and a weighted average contractual life of 3.4 years. Of these 139,300 options, 129,040 are exercisable with a weighted average exercise price of $12.67. The remaining 200,000 options have exercised prices between $12.12 and $17.15, with a weighted average exercise price of $14.11 and a weighted average remaining contractual life of 7.5 years. Of these 200,000 shares, 61,600 are exercisable and their weighted average exercise price is $13.18.

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.


                                                   1996 Grants             1995 Grants
                                                   -----------             -----------
                  Risk-free interest rate              7%                       7%
                  Dividend yields                      3%                       3%
                  Expected lives                       7 years                  7 years
                  Volatility                           24%                     24%

                                          61

   NOTE 12   LEASE OBLIGATIONS

             The Company leases certain equipment under operating leases expiring in various years through 2001.

             Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1996, are summarized as follows:



          Year Ending December 31,                                          Amounts
                                                                           --------
          1997                                                             $156,498
          1998                                                              121,431
          1999                                                               69,697
          2000                                                               29,224
          2001                                                                  393
                                                                            -------
                                                                           $377,243
                                                                            =======

    Rental expense under all operating leases amounted to $315,528, $398,345,and $463,887 for the years ended December 31, 1996, 1995 and 1994, respectively.

   NOTE 13   BUSINESS SEGMENT DATA

             Information about the Company's operations in different industries for each of the three years ended December 31 is as follows (amounts in thousands):

                                                          1996       1995      1994
                                                          ----       ----      ----
           Revenues:
           Citrus                                      $13,863     $ 8,819   $ 8,175
           Real Estate                                   7,642       7,743    16,528
           General, Corporate and Other                  6,508       7,122     4,023
                                                        ------      ------    ------
                                                       $28,013     $23,684   $28,726
                                                        ======      ======    ======
          Income:
           Citrus                                      $ 4,012     $   629   $    86
           Real Estate                                   3,472       2,889     9,637
           General, Corporate and Other                  3,121       3,638       545
                                                        ------      ------    ------
                                                       $10,605     $ 7,156   $10,268
                                                        ======      ======    ======
          Identifiable Assets:
           Citrus                                      $17,043     $17,866   $17,349
           Real Estate                                  32,169      35,349    40,813
           General, Corporate and Other                 10,461       6,478     3,373
                                                        ------      ------    ------
                                                       $59,673     $59,693   $61,535
                                                        ======      ======    ======
          Depreciation and Amortization:
            Citrus                                     $   502     $   412   $   329
            Real Estate                                    585         648       682
            General, Corporate and Other                    24          35        40
                                                         -----       -----     -----
                                                       $ 1,111     $ 1,095   $ 1,051
                                                        ======      ======    ======
          Capital Expenditures:
            Citrus                                     $   241     $   580   $   750
            Real Estate                                    200         593       619
            General, Corporate and Other                     4          29        17
                                                        ------      ------    ------
                                                       $   445     $ 1,202   $ 1,386
                                                        ======      ======    ======


    Income represents income before income taxes. Identifiable assets by industry are those assets that are used in the Company's operations in each industry. General corporate assets and assets used in the Company's other operations consist primarily of cash and cash equivalents, investment securities, mortgage notes receivable and property, plant and equipment.

   NOTE 14   RELATED PARTIES

             Baker, Fentress & Company, a publicly owned, closed-end investment company, owned approximately 79 percent of the Company's outstanding common stock at December 31, 1996 and 1995.

             The Company sells, under a participating marketing pool agreement, a significant portion of its citrus fruit to Citrus World, an agricultural cooperative of which the
             Company owns a 4 percent equity interest.   The Company
             accounts for this equity interest at cost. Non-voting stock, in the aggregate amount of $744,440 issued by Citrus World is owned by the Company. This non-voting stock represents per unit retain contributions and are considered to have no value for financial statement purposes
             until redeemed.   See Note 1 "Summary of Significant
             Accounting Policies."

             A note payable in the amount of $2,535,140 and $2,567,248 at December 31, 1996 and 1995, respectively, was payable to an affiliate partner in a joint venture with Indigo Group Ltd.




QUARTERLY FINANCIAL DATA (Unaudited)

                                               (In thousands except per share amounts)

                                  March 31,           June 30,         September 30,         December 31,
                              ---------------      ---------------     --------------        -------------
                              1996      1995       1996      1995       1996    1995         1996     1995

Revenues:

  Citrus                     $5,169    $3,721    $4,618     $2,052    $   50  $   21      $ 4,026  $ 3,025
  Real Estate                 2,792       901       989      1,657       733   1,380        3,128    3,805
  Undeveloped Real Estate         2        60         1      1,426         1       1          381    3,231
  Interest and Other
   Income                       172       173       650        106       182     180        5,119    1,945
                              -----     -----     -----      -----     -----   -----       ------   ------
                              8,135     4,855     6,258      5,241       966   1,582       12,654   12,006
                              -----     -----     -----      -----     -----   -----       ------   ------

Cost and Expenses:
  Citrus                      3,474     3,493     2,827      1,799       537     449        3,013    2,449
  Real Estate                 1,202       822       849      1,307       713   1,157        1,406    1,568
  General and
   Administrative               850       955       828        909       761     819          947      801
                              -----     -----     -----      -----     -----   -----        -----    -----
                              5,526     5,270     4,504      4,015     2,011   2,425        5,366    4,818
                              -----     -----     -----      -----     -----   -----        -----    -----
Income (Loss)
  Before Income Taxes         2,609    (  415)    1,754      1,226    (1,045)  (843)        7,288    7,188
Income Taxes
  (Note 4)                   (  960)      160    (  638)    (  456)      415    334        (2,820)  (2,774)
                              -----     ------     -----      -----     -----   ---         -----   ------

Net Income (Loss)            $1,649    $( 255)  $ 1,116    $   770    $( 630) $(509)       $4,468   $4,414
                              =====     =====      ====       ====      ====    ===         =====    =====

Net Income (Loss)
 Per Share                   $ 0.26     $(0.04)   $0.18     $ 0.12   $(0.10) $(0.08)        $0.71    $0.71
                               ====      ====      ====       ====     ====    ====          ====     ====

                                    Management's Discussion and Analysis
                                           Results of Operations
                                           1996 Compared to 1995

   Citrus Operations

   Results from citrus operations for the year ended December 31, 1996
   improved dramatically when compared to calendar year 1995.   Profits
   increased 538% to $4,011,512 for the twelve months of 1996 from $628,829 one year earlier. Revenues of $13,862,864 were posted for the year reflecting a 57% climb from the $8,819,259 recorded in the prior year. The revenue gain is attributable to a 37% increase in fruit harvested and sold, coupled with a 9% improvement in average fruit pricing. Fruit sales for 1996 totaled 1,401,000 boxes, with sales for 1995 amounting to 1,021,000 boxes. Pricing for both fresh and processed fruit contributed to the average price increase in 1996. Production and selling expenses were down on a per box basis for the twelve months of 1996 due to the efficiencies achieved on the higher fruit volume, but rose 20% in total on the higher fruit volume.

   Real Estate Operations

   Real estate operations income rose 20% for the calendar year of 1996 to $3,472,181. This compares to 1995's income of $2,888,594.
   Commercial land sales activity accounted for the improved results. Although the sale of commercial acres decreased slightly to 92 acres sold in 1996 compared to the sale of 97 acres in 1995, higher profit margins were earned on these 1996 sales. Sales pricing and profit margins can vary from property to property based on its location and intended use.

   Income properties posted a 20% profit gain in 1996 on higher occupancies and leasing rates. Both revenues and expenses decreased, 7% and 8% respectively, during the twelve month period due to the May 1995 sale of the 18,000 square foot Mariner Towne Square shopping center and the June 1996 sale of the 70,000 square foot Mariner Village shopping center both located in Spring Hill, Florida.
   Forestry profits fell 17% for 1996's twelve months, a direct result of a 17% decline in revenues on decreased harvesting. Higher oil royalties on increased production combined with additional mineral leases resulted in a 68% rise in subsurface income.

   General, Corporate and Other

   Profits on the sale of undeveloped real estate interests totaled $384,756 for 1996 on the sale of 25 acres of land and the release of surface entry rights on 11,767 acres. This represents a 92% downturn from 1995 results when profits of $4,718,248 were recorded on the sale of 1,218 acres.

   Interest and other income realized in 1996 amounted to $6,123,025, a 155% gain over 1995's interest and other income of $2,404,063. Interest and other income for 1996 includes $4,550,000 recognized on the sale of 479 acres including citrus groves in Highlands County, $450,000 posted on the sale of the Mariner Village shopping center and $340,000 recorded on the sale of the 21,000 square foot office
   building in Daytona Beach, Florida.   The sale of 142 acres of citrus
   groves and lakefront property in Highlands County accounted for profits of $1,740,000 included in 1995's interest and other income.

   General and administrative expenses fell 3% for the calendar year on decreased interest expense from lower outstanding borrowings, with this decline partially offset by increased costs related to the accounting for stock options.

                                Management's Discussion and Analysis

                                      Results of Operations
                                      1995 Compared to 1994


   Citrus Operations

   Profits from citrus operations improved significantly for the year ended December 31, 1995 when compared to 1994's calendar year results. Profits of $628,829 posted in 1995 compare to prior year profits totalling $86,298. The gain in earnings was achieved on an 8% gain in revenue on the strength of a 7% increase in fruit harvested and sold. Also contributing to the gain in profitability was a 12% rise in fresh fruit pricing. During calendar year 1995, 1,021,000 boxes of fruit were sold, compared to one year earlier production of 956,000 boxes. Production and selling costs were down on a per-box basis primarily due to lower grove care costs per box, but rose 1% overall due to the higher fruit volume harvested in 1995.

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

   General, Corporate and Other
   Profits on the sale of undeveloped real estate interests increased to $4,718,248 on the sale of 1,218 acres in Highlands County, Florida. During 1994, profits of $1,399,711 were recognized on the sale of 129 acres and the release of surface entry rights on 8,340 acres. Interest and other income realized in 1995 totaled $2,404,063,
   representing an 8% decline from the total posted in 1994.   Interest
   and other income for 1995's calendar year included the sale of 142 acres of citrus groves and lakefront property in Highlands County generating a profit of $1,740,000. Results for 1994 included profit of $2,380,000 on the sale of 225 acres and the sale of the water and sewer utility plant at the Tomoka Heights residential community, both located in Highlands County. Interest generated on mortgage notes receivable from year end 1994 commercial closings, and investments added an additional $445,000 of income during 1995 when compared to 1994. General and administrative expenses were substantially in line with prior year results.

   With the sale of the resort properties in July of 1994, the results of resort operations have been reported separately as discontinued operations, net of tax.

                                    Financial Position



   Total earnings for the year ended December 31, 1996 of $6,602,558, equivalent to $1.05 per share, represent record earnings for the Company and a 49% improvement over 1995's full year profits of $4,420,007, equivalent to $.71 per share. Included in these earnings were improvements from both the citrus and real estate operations, the Company's two core businesses. The citrus operation made a dramatic gain in profits, with profits in excess of $4,000,000 on the strength of a 37% increase in fruit volume and a 9% rise in average pricing. Higher profit margin commercial real estate closings led to a 20% improvement in real estate profits. Funds generated during the year enabled the Company to pay dividends totaling $3,443,700, equivalent to $.55 per share, and reduce debt by approximately $3,000,000. Total cash and cash equivalents increased $593,462 for the twelve months with operating activities providing $1,965,059, investing activities providing $5,045,630 and financing activities using funds totaling $6,417,227 including the debt reduction and dividend payment. Investing activities includes cash realized on the sale of property, plant and equipment, which is primarily made up of the sale of the citrus groves, a shopping center and an office building. Capital expenditures forecasted for 1997 amount to $2,900,000, of which $1,960,000 will be spent on the LPGA International mixed-use development and an additional $650,000 forecasted to be expended on citrus equipment additions and replacements. These expenditures will be funded through operating activities and if necessary existing financing sources.



   The Company's 1995-1996 citrus crop came in at a record 1,385,000 boxes. To a large extent the abundant crop is due to additional fruit harvested from the approximate 1,600 acres of new groves planted in 1989-1992, which are beginning to mature. As these trees continue to mature the fruit production will continue to increase. The improved production from these new groves will replace the fruit harvested from the grove acreage which was sold over the last three years. The 1996-1997 USDA crop estimate for Florida oranges totals 220 million boxes, which represents an 8% increase from 203 million boxes harvested in the 1995-1996 season. To date this large crop has not had a significant impact on pricing. Cold weather experienced in early 1997 had little impact on Company fruit and although there was some damage throughout the state it did not cause a revision in the state crop estimate or have a significant impact on pricing.

   Several activities have or will take place,  which give significant
   exposure to the LPGA development.   The upgraded landscaping of the
   interchange located at Interstate 95 and LPGA Boulevard has been completed, with a lighting ceremony for local dignitaries held at year end. This landscape design, which includes fountains, lighting, numerous trees and bushes and plant formations spelling out "Daytona Beach" and "LPGA Boulevard," will project a first-class image for the community as well as creating a recognizable and attractive entry to
   the LPGA development.   The "Showcase" home for the 1997 Volusia
   County Parade of Homes has been awarded to the development. This will draw a substantial number of people to the community. National exposure again will be attained as the prestigious LPGA Sprint

   Titleholders golf tournament will be held at the LPGA International golf course. In December of 1996 a parcel of land within the LPGA development was sold for the development of a more affordable product. The developer is planning to build villa homes with prices averaging in the $125,000 to $150,000 range. The sale should open up the project to a broader market while still providing an attractive and quality, yet more affordable, product.

   The Company is focusing its efforts on the citrus and real estate operations, while disposing of assets not in its long-term plans, such as the Mariner Village shopping center and the Daytona Beach office building both sold in 1996. Relatively stable citrus pricing and projected strong fruit volume, coupled with the positive real estate activities in Volusia County, lead to forecasts of continued Company profits in the near term.

                    COMMON STOCK PRICES AND DIVIDENDS


   Effective September 1, 1992, the Company's common stock began trading on the American Stock Exchange (AMEX) under the symbol CTO. The Company has paid dividends annually on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends paid (on a semi-annual basis) over the five years ended December 31, 1996.

                                   1992    $.20
                                   1993     .30
                                   1994     .35
                                   1995     .45
                                   1996     .55

   The 1992 per-share amount has been adjusted for the 100% Stock
   Dividend distributed on August 17, 1992 to shareholders of record on July 15, 1992.

   Indicated below are high and low sales prices for the quarters of the last two fiscal years. All quotations represent actual transactions.

                                        1996                     1995
                                    -------------            --------------

                                    High     Low             High      Low
                                    ----     ----            ------   -----
                                     $         $               $         $
First Quarter                      17-7/8    16-3/4         14-3/8    11-1/2
Second Quarter                     20-7/8    17-1/2         16        13-1/2
Third Quarter                      19-5/8    16-3/4         16-1/2    13-1/4
Fourth Quarter                     17-3/8    16-1/4         17-1/4    15-1/8



   Approximate number of shareholders of record as of December 31,
   1996 (without regard to shares held in nominee or street name):  300

   Welcome...to the world's next great golf mecca located at the World's Most Famous Beach. When you live at LPGA International, you can play golf on the very same Rees Jones and Arthur Hills courses that challenge the professionals.

   Award-winning architects, designers and builders are hard at work creating this planned community for your living and working enjoyment. As a member of the "Champions Club," LPGA International residents can enjoy fine dining, tennis, fitness, or just relaxing around the lush pool at the community's destination Resort. Major shopping, restaurants, international airport, and the World's Most Famous Beach are only minutes away using our new LPGA Boulevard/I-95 interchange.

   We believe that no other community offers the same combination of location, convenience, elegance, and value.


   William H. McMunn
   President, Indigo Development Inc.

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

                                              EXHIBIT 23











                  CONSENT OF INDEPENDENT CERTIFIED
                       PUBLIC ACCOUNTANTS

   TO:  CONSOLIDATED-TOMOKA LAND CO.


   As independent certified public accountants, we hereby consent to the incorporation of our reports included and incorporatd by reference in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (Files 33-62679 (prior registration number 33-50954)).


   Arthur Andersen LLP

   Tampa, Florida
   March 24, 1997