Form 10-Q
period 1997-03-31
CONSOLIDATED TOMOKA LAND CO
filed 1997-05-07
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

        X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       ___     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

       ___  TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ___ to ___

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


 Class of Common Stock                                      Outstanding
                                                             May 1, 1997

   $1.00 par value                                            6,261,272

                                  CONSOLIDATED-TOMOKA LAND CO.


                                             INDEX


                                                                     Page No.


PART I - FINANCIAL INFORMATION

       Consolidated Condensed Balance Sheets -
            March 31, 1997 and December 31, 1996                           3

       Consolidated Condensed Statements of Income and
         Retained Earnings - Three Months Ended
         March 31, 1997 and 1996                                           4

       Consolidated Condensed Statements of Cash Flows -
         Three Months Ended March 31, 1997 and 1996                        5

       Notes to Consolidated Condensed Financial Statements                6-8

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9-10

PART II -- OTHER INFORMATION                                               11

SIGNATURES                                                                 12

                                 PART I -- FINANCIAL INFORMATION

                                   CONSOLIDATED-TOMOKA LAND CO.
                              CONSOLIDATED CONDENSED BALANCE SHEETS


                                                      (Unaudited)
                                                        March 31,    December 31,
                                                          1997          1996
                                                        ---------    ------------
ASSETS
Cash & Cash Equivalents                               $   390,793    $ 1,760,835
Investment Securities                                     998,276      1,396,415
Notes Receivable                                       14,578,261     14,770,281
Accounts Receivable                                     1,726,843      2,217,584
Inventories                                               636,324        686,597
Cost of Fruit on Trees                                  1,916,832      2,179,989
Real Estate held for Development and Sale              14,691,618     14,499,495
Net Investment in Direct Financing Lease                  689,958        710,990
Other Assets                                              603,185        354,473
Property, Plant, and Equipment - Net                   20,958,716     21,095,863
                                                       ----------     ----------
     TOTAL ASSETS                                     $57,190,806    $59,672,522
                                                       ==========     ==========


LIABILITIES
Accounts Payable                                      $   394,353    $   680,935
Notes Payable                                          17,788,897     17,947,771
Accrued Liabilities                                     3,995,903      3,651,507
Deferred Income Taxes                                     406,930        406,930
Income Taxes Payable                                      465,416      1,193,994
                                                       ----------     ----------
     TOTAL LIABILITIES                                 23,051,499     23,881,137
                                                       ----------     ----------


SHAREHOLDERS' EQUITY
Common Stock                                            6,261,272      6,261,272
Additional Paid-in Capital                              1,782,105      1,782,105
Retained Earnings                                      26,095,930     27,748,008
                                                       ----------     ----------
     TOTAL SHAREHOLDERS' EQUITY                        34,139,307     35,791,385
                                                       ----------     ----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $57,190,806    $59,672,522
                                                       ==========     ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                         CONSOLIDATED-TOMOKA LAND CO.
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                           (Unaudited)
                                                         Three Months Ended
                                                      ---------------------------
                                                      March 31,         March 31,
                                                        1997              1996
                                                      ---------       -----------
INCOME:
  Citrus Operations:
    Sales of Fruit and Other Income                  $ 4,422,426      $ 5,168,901
    Production and Selling Expenses                  ( 3,547,544)     ( 3,474,465)
                                                      ----------       ----------
                                                         874,882        1,694,436
                                                      ----------       ----------
  Real Estate Operations:
    Sales and Other Income                               848,770        2,792,325
    Costs and Expenses                               (   793,629)     ( 1,201,565)
                                                      ----------       ----------
                                                          55,141        1,590,760
                                                      ----------       ----------
  Profit on Sales of Undeveloped
    Real Estate Interests                                  2,000            2,056
                                                      ----------       ----------

  Interest and Other Income                              298,634          172,315
                                                      ----------       ----------

General and Administrative Expenses                  (   882,933)     (   850,479)
                                                      ----------       ----------

Income Before Income Taxes                               347,724        2,609,088
Income Taxes                                         (   121,420)     (   960,212)
                                                      ----------       ----------

Net Income                                               226,304        1,648,876


Retained Earnings, Beginning of Period                27,748,008       24,589,150
Dividends                                            ( 1,878,382)     ( 1,565,318)
                                                      ----------       ----------
Retained Earnings, End of Period                     $26,095,930      $24,672,708
                                                      ==========       ==========

PER SHARE INFORMATION:
  Average Shares Outstanding                           6,261,272        6,261,272
                                                      ==========       ==========
  Net Income Per Share                               $       .04       $      .26
                                                      ==========        =========
  Dividends Per Share                                $       .30       $      .25
                                                      ==========        =========

See accompanying Notes to Consolidated Condensed Financial Statements.

                         CONSOLIDATED-TOMOKA LAND CO.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                            (Unaudited)
                                                         Three Months Ended
                                                      --------------------------
                                                      March 31,         March 31,
                                                         1997              1996
                                                      ---------         ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  CASH RECEIVED FROM:
   Citrus Sales of Fruit and Other Income            $ 4,895,613      $ 4,448,216
   Real Estate Sales and Other Income                    979,963        3,415,306
   Sales of Undeveloped Real Estate Interests              2,000           44,827
   Interest and Other Income                             241,701          127,766
                                                       ---------        ---------
    Total Cash Received from Operating Activities      6,119,277        8,036,115
                                                       ---------        ---------
  CASH EXPENDED FOR:
   Citrus Production and Selling Expense               3,020,671        2,899,312
   Real Estate Costs and Expenses                        748,720          717,263
   General and Administrative Expenses                   854,815          638,118
   Interest                                              316,235          369,032
   Income Taxes                                          849,998        1,975,000
                                                       ---------        ---------
    Cash Expended for Operating Activities             5,790,439        6,598,725
                                                       ---------        ---------
    Net Cash Flow Provided by Operating Activities       328,838        1,437,390
                                                       ---------        ---------

CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant, and Equipment       (   107,001)     (   144,480)
 Net (Increase) Decrease from Investment Securities      398,139      (   200,572)
 Direct Financing Lease                                   21,032           20,003
 Proceeds from Sale of Property, Plant and Equipment      26,206            5,275
                                                       ---------        ---------

   Net Cash Provided by (Used In) Investing Activities   338,376      (   319,774)
                                                       ---------        ---------
CASH FLOW FROM FINANCING ACTIVITIES:
 Cash Proceeds from Notes Payable                             -           850,000
 Payments on Notes Payable                           (   158,874)     (   562,019)
 Dividends Paid                                      ( 1,878,382)     ( 1,565,318)
                                                       ---------        ---------
  Net Cash Used in Financing Activities              ( 2,037,256)     ( 1,277,337)
                                                       ---------        ---------
Net Decrease In Cash and Cash Equivalents            ( 1,370,042)     (   159,721)
Cash and Cash Equivalents at Beginning of Period       1,760,835        1,167,373
                                                       ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   390,793      $ 1,007,652
                                                       =========        =========

See accompanying Notes to Consolidated Condensed Financial Statements.

    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   1. Principles of Interim Statements. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The information presented in the unaudited consolidated condensed financial statements reflects all adjustments which are, in the opinion of the management, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated condensed format is designed to be read in conjunction with the last annual report.

          The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

   2. Seasonal Operations. The Company's citrus operations involve a single-crop agricultural commodity and are seasonal in nature. To a lesser extent, forestry activities are seasonal in nature. Accordingly, results for the three months ended March 31, 1997 and 1996 are not necessarily indicative of results to be expected for the full year. Results of operations for the twelve months ended March 31,1997 and 1996 are summarized as follows (in thousands):

                                          Twelve Months Ended March 31,
                                 ------------------------------------------------
                                         1997                      1996
                                 ------------------------------------------------
                                 Revenues     Income      Revenues       Income
                                 --------  ------------   --------    -----------

     Citrus Operations           $13,117     $ 3,192     $10,267        $ 2,096
     Real Estate Operations        5,698       1,937       9,634          4,400
     General Corporate & Other     6,634       3,215       7,064          3,684
                                  ------       -----      ------          -----
       Total Revenues            $25,449                 $26,965
                                  ======                  ======
     Income Before Income Taxes                8,344                     10,180
     Income Taxes                            ( 3,164)                   ( 3,857)
                                              ------                     ------
     Net Income                              $ 5,180                    $ 6,323
                                              ======                     ======

   3. Common Stock and Earnings Per Common Share. Primary earnings per share are based on the average number of common shares and common share equivalents outstanding during the periods. Primary and fully diluted earnings per share are the same for the periods.

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share," (SFAS 128). SFAS 128 establishes new standards for computing and presenting earnings per share (EPS). Specifically, SAS 128 replaces the presentation of primary EPS with a presentation basic of EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital stuctures and requires a reconciliation of the numerator and denominator of the basic
          EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. EPS for the periods ended March 31, 1997 and March 31, 1996 computed under SFAS 128 would not be different than that previously computed.

   4.     Notes Payable.  Notes payable consist of the following:

                                                       March 31, 1997
                                        -------------------------------------------
                                                                      Due Within
                                              Total                    One Year

                                        -------------------------------------------
     Consolidated-Tomoka Land Co.
     ----------------------------
     $ 7,000,000 Line of Credit            $         -             $        -
     Mortgage Payable                        9,365,441                251,109
     Industrial Revenue Bond                 2,774,936                295,142
                                            ----------               --------
                                            12,140,377                546,251
                                            ----------               --------
     Indigo Group Ltd.
     ----------------
     Industrial Revenue Bond                 1,921,900                 56,400
     Mortgages Payable                       3,726,620                 36,139
                                            ----------               --------
                                             5,648,520                 92,539
                                            ----------               --------
     Total                                 $17,788,897             $  638,790
                                            ==========               ========


   Indigo Group Ltd. ("IG LTD.") is a 100% owned limited partnership in the real estate business. Included in notes payable is a $2,526,620 mortgage note collateralized by developed real estate in a joint venture project. IG Ltd.'s 50% partner is jointly liable on the note.

   Payments applicable to reduction of principal amounts will be required as follows:

                                  Consolidated-      Indigo
                                    Tomoka           Group
        Year Ending March 31,       Land Co.           Ltd.         Total
        ---------------------     -------------      -------     -----------

        1998                       $   546,251     $   92,539    $   638,790
        1999                           621,499      2,546,881      3,168,380
        2000                           675,262         56,400        731,662
        2001                           733,681         56,400        790,081
        2002                           797,167      1,696,300      2,493,467
        Thereafter                   8,766,517      1,200,000      9,966,517
                                    ----------     ----------     ----------
                                   $12,140,377     $5,648,520    $17,788,897
                                    ==========     ==========     ==========




   In the first three months of 1997 interest totaled
   $427,945, of which $50,000 was capitalized to land held for development and sale. Total interest for three months ended March 31, 1996 was $426,827 of which $57,795 was capitalized to land held for development and sale.

   MANAGEMENT'S DISCUSSION AND ANALYSIS

   The Management's Discussion and Analysis is designed to be read in conjunction with the financial statements and Management's Discussion and Analysis in the last annual report.

   RESULTS OF OPERATIONS

   Citrus Operation
   Citrus profits declined 48% to $874,882 for the first three months of 1997 when compared to prior year's same period $1,694,436 profit. Revenues totaling $4,422,426 represent a 14% decrease as the result of an 8% fall in fruit harvested and sold combined with a 7% reduction in average fruit pricing. Boxes produced during 1997's first quarter amounted to 511,000 compared to 1996's total of 555,000 boxes. Pricing on both fresh and processed fruit contributed to the fall in average pricing. Production and selling expenses rose 2% during the period, the result of additional packing costs associated with a 4% increase in fresh fruit along with lower handling credits associated with a 95% reduction in outside growers fruit processed.

   Real Estate Operations

   Profits from real estate operations posted a 97% decline to $55,141. This compares to 1996's first quarter profit of $1,590,760. This downturn can be attributed to the absence of commercial real estate closings in 1997; whereas, closings of commercial real estate in the first quarter of 1996 totaled 22 acres and generated revenue and gross profits of $1,615,000 and $1,460,000, respectively.

   Revenue from income properties decreased 32%, producing a small loss compared to a small profit one year earlier. The sale of the 70,000 square foot shopping center located in Spring Hill, Florida which occurred in June 1996 and the December 1996 sale of the 24,000 square foot Daytona Beach, Florida office building accounted for these declines. Decreased harvesting resulted in a 17% decline in both revenues and profits from forestry operations, with profits totaling $181,808 in 1997's first quarter. A 125% gain was posted from subsurface income as both oil royalties, on increased production, and income from oil and mineral leases rose during the period, combining to add $55,780 to the bottom line.

   General, Corporate and Other
   Interest and other income rose 73% for the first quarter of 1997, primarily due to increased interest recorded on mortgage notes receivable from year end 1996 real estate closings. General and administrative expenses posted a nominal 4% increase for the period.

      FINANCIAL POSITION

   Company profits of $226,304, equivalent to $.04 per share, for 1997's first quarter represent an 86% downturn from 1996's same period $1,648,876 profit, equivalent to $.26 per share. The fall in profits can be traced to the absence of commercial real estate closings, coupled with lower citrus volume and pricing. Dividends totaling $1,878,382, equivalent to $.30 per share, were paid during the period and represent a 20% increase over prior year's first quarter dividend payment of $.25 per share. Overall cash including the dividend payment declined $1,370,042. Cash flow from operating activities provided $328,838, with cash from investing activities adding $338,376 and cash used in financing activities which includes dividends totaling $2,037,256. Total notes payable decreased during the period $158,874. Capital spending was minimal for the first quarter with $2.3 million dollars projected to be expended the remainder of the year. These capital dollars will be funded through operations and if necessary available financing sources.

   Company citrus groves remain in good condition, despite a lack of rain during the late winter and early spring. The overall spring bloom and subsequent fruit set on Company groves was very good and leads to projections of a strong crop for the upcoming 1997-1998 crop year. The cold temperatures experienced in early 1997 appear to have had little effect on Company groves and the current crop statewide, with the Florida orange crop forecast for the 1996-1997 season at a record 221 million boxes. Pricing pressures from Brazilian fruit coupled with the abundant crop have led to relatively weak pricing for both fresh and processed fruit.

   Activity at the Ladies Professional Golf Association ("LPGA") mixed-use development has been strong. The East Florida Building Association's Parade of Homes was held in March with the community hosting the "Grand Showcase Home" and attracting thousands of visitors. In early May the LPGA Sprint Titleholders golf tournament was held at the LPGA International golf course giving national exposure to the development. The development of the clubhouse, hotel and second golf course will soon be underway. Development continues on new residential products selling in the low $100,000 to mid $150,000 price range. Interest remains strong for land within the development and surrounding lands. Commercial real estate contract backlog for closing in 1997 stands at $6.0 million on the sale of 213 acres with several additional transactions in the negotiation stage.

   The conversion of the existing commercial real estate contract backlog and contracts under negotiation into closed transactions will be a key to profitable full year earnings. Continued strong fruit production with relative stable pricing is also important to near term earnings.

                                 PART II -- OTHER INFORMATION


   Item 1.     Legal Proceedings

          There are no material pending legal proceedings to which the Company or its subsidiaries is a party.

   Item 2 through 3

                           Not Applicable


   Item 4.    Submission of matters to a vote of security holders.

              The annual meeting of Shareholders was held April 23, 1997 and the following votes were received for each of the three nominees for Class III directors:

                                                           Number of
                       Number of        Number of Votes      Votes
   Nominee             votes for           Withheld        Abstaining

   Jack H. Chambers     6,100,326           1,232            5,165
   William O. E. Henry  6,097,738           3,820            5,165
   John H. Pace, Jr.    6,097,238           4,320            5,165

   Item 5.  Not Applicable

   Item 6.     Exhibits and Reports on Form 8-K

               (a)    Exhibits:

                Exhibit 11 - Computation of Earnings Per Common Share

                Exhibit 27 - Financial Data Schedule

               (b)    Reports on Form 8-K:

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





                                                CONSOLIDATED-TOMOKA LAND CO.
                                                       (Registrant)



   Date:   May 7, 1997                        By:/s/ Bob D. Allen
                                              ----------------------------
                                              Bob D. Allen, President and
                                              Chief Executive Officer



   Date:   May 7, 1997                        By:/s/ Bruce W. Teeters
                                              ----------------------------
                                              Bruce W. Teeters, Senior
                                              Vice President - Finance
                                              and Treasurer

                                       EXHIBIT 11

                              CONSOLIDATED-TOMOKA LAND CO. AND SUBSIDIARIES
                                  COMPUTATION OF EARNINGS PER COMMON SHARE

                                               For the Three Months Ended

                                               --------------------------

                                               March  31,    March  31,
                                                1997            1996

                                               ---------      ---------
   PRIMARY EARNINGS PER SHARE

   NET INCOME                                   226,304       1,648,876
                                              =========       =========

   WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                               6,261,272       6,261,272

   COMMON SHARES APPLICABLE TO STOCK OPTIONS
    USING THE TREASURY STOCK METHOD AT
    AVERAGE MARKET PRICE FOR THE PERIOD          72,106          74,857
                                              ---------       ---------
   TOTAL PRIMARY SHARES                       6,333,378       6,336,129
                                              =========       =========

   PRIMARY EARNINGS PER COMMON SHARE             $0.04           $0.26
                                              =========       =========



   FULLY DILUTED EARNINGS PER SHARE

    TOTAL PRIMARY SHARES                      6,333,378       6,336,129

   COMMON SHARES APPLICABLE TO STOCK OPTIONS
    USED IN PRIMARY COMPUTATION DUE TO USE
    OF THE HIGHER OF AVERAGE MARKET PRICE
    OR PERIOD END MARKET PRICE                      --            5,341
                                              ---------       ---------
   TOTAL FULLY DILUTED SHARES                 6,333,378       6,341,470
                                              =========       =========

   FULLY DILUTED EARNINGS PER SHARE               $0.04           $0.26
                                              =========       =========


