Form 10-Q
period 1997-06-30
CONSOLIDATED TOMOKA LAND CO
filed 1997-08-08
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    Form 10-Q


               X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ____    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

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

                                     Yes   X           No
                                         _____        _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                              Outstanding
          Class of Common Stock                             August 1, 1997

           $1.00 par value                                    6,261,272

                              CONSOLIDATED-TOMOKA LAND CO.

                                         INDEX

                                                          Page No.

PART I - - FINANCIAL INFORMATION

     Consolidated Condensed Balance Sheets -
       June 30, 1997 and December 31, 1996                    3

     Consolidated Condensed Statements of Income and
     Retained Earnings - Three Months Ended and
       Six Months Ended June 30, 1997 and 1996                4

     Consolidated Condensed Statements of Cash Flows -
       Six Months Ended June 30, 1997 and 1996                5

     Notes to Consolidated Condensed Financial Statements   6-8

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                 9-12

PART II -- OTHER INFORMATION                                 13

SIGNATURES                                                   14

                               PART I -- FINANCIAL INFORMATION

                                 CONSOLIDATED-TOMOKA LAND CO.
                              CONSOLIDATED CONDENSED BALANCE SHEETS


                                                    (Unaudited)
                                                      June 30,     December 31,
                                                        1997           1996
                                                     ----------   -------------
ASSETS
Cash & Cash Equivalents                             $   322,620     $ 1,760,835
Investment Securities                                 1,013,744       1,396,415
Notes Receivable                                     14,791,311      14,770,281
Accounts Receivable                                   1,672,699       2,217,584
Inventories                                             799,794         686,597
Cost of Fruit on Trees                                2,302,006       2,179,989
Real Estate Held for Development and Sale            14,597,791      14,499,495
Net Investment in Direct Financing Lease                668,660         710,990
Other Assets                                            319,040         354,473
Property, Plant, and Equipment - Net                 18,867,120      21,095,863
                                                     ----------      ----------
     TOTAL ASSETS                                   $55,354,785     $59,672,522
                                                     ==========      ==========
LIABILITIES
Accounts Payable                                    $   355,188     $   680,935
Notes Payable                                        15,719,154      17,947,771
Accrued Liabilities                                   4,218,192       3,651,507
Deferred Income Taxes                                   406,930         406,930
Income Taxes Payable                                         --       1,193,994
                                                     ----------      ----------
     TOTAL LIABILITIES                               20,699,464      23,881,137
                                                     ----------      ----------

SHAREHOLDERS' EQUITY
Common Stock                                          6,261,272       6,261,272
Additional Paid-in Capital                            1,782,105       1,782,105
Retained Earnings                                    26,611,944      27,748,008
                                                     ----------      ----------
     TOTAL SHAREHOLDERS' EQUITY                      34,655,321      35,791,385
                                                     ----------      ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $55,354,785     $59,672,522
                                                     ==========      ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                         CONSOLIDATED-TOMOKA LAND CO.
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                              (Unaudited)                (Unaudited)
                                          Three Months Ended           Six Months Ended
                                          ------------------       ----------------------

                                         June 30,     June 30,       June 30,    June 30,
                                           1997         1996           1997        1996
                                        ----------   ----------    ----------   ---------
INCOME:
  Citrus Operations:
    Sales of Fruit and Other Income    $ 1,814,367  $ 4,618,325   $ 6,236,793 $ 9,787,226
    Production and Selling Expenses    ( 1,558,959) ( 2,826,662)  ( 5,106,503)( 6,301,127)
                                        ----------   ----------    ----------  ----------
                                           255,408    1,791,663     1,130,290   3,486,099
                                        ----------   ----------    ----------  ----------
Real Estate Operations:
    Sales and Other Income               1,474,824      989,383     2,323,594   3,781,708
    Costs and Other Expenses           (   748,794) (   849,636)  ( 1,542,423)( 2,051,201)
                                        ----------   ----------    ----------  ----------
                                           726,030      139,747       781,171   1,730,507
                                        ----------   ----------    ----------  ----------
  Profit On Sales of Undeveloped
   Real Estate Interests                    16,000        1,200        18,000       3,256
                                        ----------   ----------    ----------  ----------
  Interest and Other Income                531,906      650,156       830,540     822,471
                                        ----------   ----------    ----------   ---------

General and Administrative Expenses    (   765,351) (   828,012)  ( 1,648,284)( 1,678,491)
                                        ----------    ---------    ----------  ----------
Income Before Income Taxes                 763,993    1,754,754     1,111,717   4,363,842
Income Taxes                           (   247,979)  (  638,468)  (   369,399)( 1,598,680)
                                        ----------    ---------    ----------   ---------

Net Income                                 516,014    1,116,286       742,318   2,765,162

Retained Earnings, Beginning of Period  26,095,930   24,672,708    27,748,008  24,589,150
Dividends                                       --           --   ( 1,878,382)( 1,565,318)
                                        ----------   ----------    ----------  ----------
Retained Earnings, End of Period       $26,611,944  $25,788,994   $26,611,944 $25,788,994
                                        ==========   ==========    ==========  ==========
PER SHARE INFORMATION:
  Average Shares Outstanding             6,261,272    6,261,272     6,261,272   6,261,272
                                        ==========   ==========    ==========  ==========

  Net Income Per Share                 $       .08  $       .18   $       .12 $       .44
                                        ==========   ==========    ==========  ==========
  Dividends Per Share                  $        --  $        --   $       .30 $       .25
                                        ==========   ==========    ==========  ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                         CONSOLIDATED-TOMOKA LAND CO.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                             Unaudited
                                                          Six Months Ended
                                                       ----------------------
                                                       June 30,      June 30,
                                                        1997           1996
                                                       --------      --------
CASH FLOW FROM OPERATING ACTIVITIES:
CASH RECEIVED FROM:
  Citrus Sales of Fruit and Other Income             $ 6,841,993  $ 8,682,366
  Real Estate Sales and Other Income                   1,853,937    3,584,405
  Sales of Undeveloped Real Estate Interests              18,000       46,027
  Interest and Other Income                            1,110,260      246,016
                                                      ----------   -----------
   Total Cash Received from Operating Activities       9,824,190   12,558,814
                                                      ----------   ----------
CASH EXPENDED FOR:
  Citrus Production and Selling Expenses               5,275,990    5,683,033
  Real Estate Costs and Expenses                         809,761    1,180,318
  General and Administrative Expenses                  1,326,206    1,270,255
  Interest                                               635,924      765,913
  Income Taxes                                         1,575,000    3,590,000
                                                      ----------   ----------
   Total Cash Expended for Operating Activities        9,622,881   12,489,519
                                                      ----------   ----------
   Net Cash Provided by Operating Activities             201,309       69,295
                                                      ----------   ----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of Property, Plant, and Equipment       (  196,459) (   265,961)
  Net (Increase) Decrease in Investment Securities       382,671  (   190,975)
  Direct Financing Lease                                  42,330       40,259
  Proceeds from Sale of Property, Plant,
    and Equipment                                      2,238,933    3,619,495
                                                      ----------   ----------
    Net Cash Provided by Investing Activities          2,467,475    3,202,818
                                                      ----------   ----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Cash Proceeds from Notes Payable                            --    1,550,000
  Payments on Notes Payable                          ( 2,228,617) ( 3,814,703)
  Dividends Paid                                     ( 1,878,382) ( 1,565,318)
                                                      ----------   ----------
    Net Cash Used in Financing Activities            ( 4,106,999) ( 3,830,021)
                                                      ----------   ----------
Net Decrease In Cash & Cash Equivalents              ( 1,438,215) (   557,908)
Cash and Cash Equivalents at Beginning of Period       1,760,835    1,167,373
                                                      ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   322,620 $    609,465
                                                      ==========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements.
                                5

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   1. Principles of Interim Statements. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The condensed financial statements reflect all adjustments which are, in the opinion of the management, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated condensed format is designed to be read in conjunction with the last annual report.

         The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

   2. Seasonal Operations. The company's citrus operations involve a single-crop agricultural commodity and are seasonal in nature. To a lessor extent, its forestry activities are seasonal in nature. Accordingly, results for the six months ended June 30, 1997 and 1996 are not necessarily indicative of results to be expected for the full year. Results of operations for the twelve months ended
         June 30, 1997 and 1996 are summarized as follows (in thousands):

                                            Twelve Months Ended June 30,
                                  ----------------------------------------------
                                         1997                      1996
                                  ---------------------   -------------------------

                                 Revenues    Income       Revenues      Income
                                 --------  -----------    --------    -----------
     Citrus Operations           $10,312    $ 1,656     $ 12,833      $   3,634
     Real Estate Operations        6,184      2,523        8,967          4,190
     General Corporate & Other     6,531      3,174        6,183          2,884
                                  ------      ------      ------         ------
      Total Revenues             $23,027                 $27,983
                                  ======                  ======
     Income Before Income Taxes               7,353                      10,708
     Income Taxes                           ( 2,773)                    ( 4,039)
                                             ------                      ------
     Net Income                             $ 4,580                   $   6,669
                                             ======                      ======

   3. Common Stock and Earnings Per Common Share. Primary earnings per share are based on the average number of common shares and common share equivalents outstanding during the period. Primary and fully diluted earnings per share are the same for the periods.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share," (SFAS 128). SFAS 128 establishes new standards for computing and presenting earnings per share (EPS). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation basic of EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic
         EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. EPS for the periods ended June 30, 1997 and June 30, 1996 computed under SFAS 128 would not be different than that previously computed.


   4.    Notes Payable.  Notes payable consist of the following:

                                                       June 30, 1997
                                       --------------------------------------------
                                                                      Due Within
                                              Total                    One Year
                                       -----------------            ---------------

      Consolidated-Tomoka Land Co.
      ----------------------------

      $7,000,000 Line of Credit           $        --                $        --
      Mortgages Payable                     9,304,698                    190,366
      Industrial Revenue Bonds              2,696,569                    301,083
                                           ----------                 ----------
                                           12,001,267                    491,449
                                           ----------                 ----------
      Indigo Group Ltd.
      -----------------
      Mortgages Payable                     3,717,887                     37,020
                                           ----------                 ----------
                                            3,717,887                     37,020
                                           ----------                 ----------
      Total                               $15,719,154                $   528,469
                                           ==========                 ==========

   Indigo Group Ltd. ("IG LTD.") is a 100% owned limited partnership in the real estate business. Included in notes payable is a $2,517,887 mortgage note collateralized by developed real estate in a joint venture project. IG Ltd's 50% partner is jointly liable on the note.

   Payments applicable to reduction of principal amounts will be required as follows:




                                Consolidated-      Indigo
                                  Tomoka           Group
      Year Ending June 30,       Land Co.           Ltd.         Total
      -------------------      -------------    ---------    -----------
      1998                       $   491,449    $    37,020   $   528,469
      1999                           628,497      2,480,867     3,109,364
      2000                           682,839             --       682,839
      2001                           741,888             --       741,888
      2002                           806,056             --       806,056
      Thereafter                   8,650,538      1,200,000     9,850,538
                                  ----------      ---------    ----------
                                 $12,001,267    $ 3,717,887   $15,719,154
                                  ==========     ==========    ==========



   In the first six months of 1997, interest totaled $739,767 of which $80,429 was capitalized to land held for development and sale. Total interest for the six months ended June 30, 1996 was $853,708, of which $87,795 was capitalized to land held for development and sale.

   MANAGEMENT'S DISCUSSION AND ANALYSIS

   The Management's Discussion and Analysis is designed to be read in conjunction with the financial statements and Management's Discussion and Analysis in the last annual report.

   RESULTS OF OPERATIONS

   Citrus Operation
   ----------------

   Profits from citrus operations for the second quarter of 1997 fell 86% compared to 1996's same period results. This downturn in profits to $255,408, is directly attributable to a 63% reduction in fruit harvested and sold during the period, resulting in a 61% decrease in revenues. Revenues of $1,814,367 were posted in the second period on total fruit volume of 185,303 boxes. This compares to revenues of $4,618,325 generated on fruit production of 495,785 boxes during 1996's second period. Overall production and selling expenses declined 45% on the lower fruit volume.

   For the six month period ended June 30, 1997 a significant decline in citrus profitability was also experienced. The $1,130,290 profit realized for the first six months of 1997 represents a 68% decrease from prior year income of $3,486,099. Again lower volume accounts for the unfavorable results with revenues declining 36% on a 34% reduction in fruit volume. Fruit volume for 1997 totaled 696,423 boxes compared to the 1,050,488 boxes produced during 1996's first six months. Unit fruit pricing was off in 1997 compared to one year earlier with both fresh and processed fruit contributing to the decline. The lower fruit volume also accounts for the 19% decrease in production and selling expenses for 1997. Negatively impacting 1997 expenses was a $312,000 decrease in handling credits which offset expenses.

   Real Estate Operations
   ----------------------

   Real estate operations posted a significant improvement for the second quarter of 1997, with profits of $726,030 recorded compared to $139,747 recognized one year earlier. The primary factor associated with these favorable results was the sale of 18 acres of commercial lands producing gross profits approximating $630,000. This compares to no commercial land closings in 1996's second three month period. Conversely, the six months to date profits from real estate operations of $781,171 represent a 55% decrease from prior year's $1,730,507. This fall is the direct result of lower commercial sales volume as gross profits of $1,460,000 were realized on the sale of 22 acres in 1996's first six months compared to the sale of 18 acres during the current year.

   The sale of the 70,000 square foot Mariner Village shopping center, which occurred in June 1996, and the December 1996 sale of a 21,000 square foot office building located in Daytona Beach, resulted in declines in revenues and profits from income properties in both the second quarter and year-to-date. Compared to one year earlier, revenues from income properties were down 38% and 35% for the quarter and six months, respectively, while net profit declined 51% and 64%, respectively.

   Forestry income rose 40% for the three month period to $186,000 and 4% for the six months ended June 30, 1997 to $368,000, as increased harvesting produced revenue growth of 39% and 5% for the two periods, respectively.

   Subsurface revenue totaling $43,000 reflected an increase of 15% for the second three month period on additional mineral lease income, while higher oil royalties coupled with the additional mineral lease income led to a 59% gain in subsurface revenue to $101,000 for the six month period.

   General, Corporate and Other
   ----------------------------

   Interest and other income of $531,906 for the second quarter of 1997 represents an 18% decrease compared to 1996's same period income of $650,156. Results for 1996's second period include profits of $450,000 recognized on the sale of the Mariner Village shopping center, while 1997's income includes $250,000 posted on the sale of a Palm Coast office building. For the first six months of 1997 interest and other income of $830,540 is in line with the $822,471 posted in 1996's six month period with interest on mortgage notes receivable from year end 1996 closings, providing an additional $170,000 in 1997 and investment interest rising slightly.

   Lower interest and salaries expense resulted in an 8% decrease in general and administrative expenses for the quarter and a 2% decline for the six months.

   FINANCIAL POSITION
   ------------------

   The Company experienced a downturn in profitability for the six months ended June 30, 1997 when compared to 1996's first six months results.
   Net income posted to date in 1997 amounted to $742,318, equivalent to $.12 per share, representing a 73% reduction from prior year income of $2,765,162, equivalent to $.44 per share. The unfavorable results are attributable to lower citrus earnings, on decreased volume and pricing, along with reduced profits from commercial real estate activity. Cash and cash equivalents decreased $1,438,215 for the first half of 1997, including the payment of dividends totaling $1,878,382 equivalent to $.30 per share. The dividend payment represents a 20% increase over dividends paid for the first six months of 1996 equivalent to $.25 per share. Cash generated from operating activities amounted to $201,309, while cash realized from investing activities totaled $2,467,475 and $4,106,999 was used in financing activities, including the dividend payment. Included in cash flow from investing activities was $2,238,933 generated on proceeds from sale of property, plant and equipment, primarily recognized on the sale of the 24,000 square foot office building in Palm Coast, Florida. In turn the payoff of the mortgage on the building makes up the majority of the $2,228,617 of payments on notes payable included in the cash flow from financing activities.

   Company fruit harvesting for the 1996-1997 crop year was completed in late May. Total production for the season amounted to 1,044,000 boxes, which represents 75% of the prior crop year's harvest. The reduction is primarily due to the sale of older groves in previous years. This volume will be replaced in future years by younger groves as they reach maturity and their fruit yield rises. Overall Company groves are in excellent condition with the fruit sizing well for the coming season. Outbreaks of the Mediterranean fruit fly and citrus canker have occurred in several areas in the state. The state has commenced eradication programs and it appears the outbreaks are on their way to being contained at this time. Company groves have not been affected by either the medfly or canker at this time and appear not to be in danger. Pricing for both processed and fresh fruit remains relatively weak as the supply of fruit from both the United States and Brazil markets remains abundant.

   The efforts by the third party developer to obtain financing for the resort hotel, second golf course and clubhouse have been unsuccessful; thus, pending the approval of the City of Daytona Beach the Company is moving forward on the construction of the second golf course and clubhouse facilities at the Ladies Professional Golf Association mixed-use development. Construction of the golf course will commence in early fall 1997 while the clubhouse construction will begin the first quarter of 1998. Completion of both the golf course and clubhouse facilities are scheduled for summer of 1998. The design and permitting of the golf course has been completed at this time. The total cost of the combined projects will approximate $9 to $10 million, of which $2.5 million is projected to be spent the remainder of 1997. The funds for the project will be provided from operations and if necessary external financing, including an existing line of credit. The operation and management of not only the second golf course and clubhouse facilities, but also the first golf course and the operations currently in place, will become the Company's responsibility upon approval by the City of Daytona Beach.

   Commercial sales activity in and around the LPGA development remains strong with several parcels under contract for closing in 1997 and future years. During the second quarter the Company put 11,384 acres of its most western Volusia County lands under contract to St. Johns' River Water Management District at a price of $10,245,000. The transaction is scheduled to close the end of 1997 with an option to move the closing to 1998. Included in the sales price is compensation for timber. Although from an overall Company standpoint the impact will not be significant; profits in future years from Company forestry operations will be reduced due to the reduction in timber available for harvesting.

   The Company continues to add value through selective development, while disposing of assets not in near term plans. Profitability for the near term looks bright, but depends on the conversion of commercial contracts into closings and a relatively stable citrus operating environment.

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





                                  CONSOLIDATED-TOMOKA LAND CO.
                                         (Registrant)



   Date:  August 8, 1997          By:  /s/ Bob D. Allen
                                      ---------------------
                                      Bob D. Allen
                                      President & Chief
                                      Executive Officer






   Date:  August 8, 1997          By:  /s/  Bruce W. Teeters
                                      -----------------------
                                      Bruce W. Teeters
                                      Sr. Vice President-
                                      Finance & Treasurer

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

                                    EXHIBIT 11

                       CONSOLIDATED-TOMOKA LAND CO. AND SUBSIDIARIES
                         COMPUTATION OF PRIMARY AND FULLY DILUTED
                                EARNINGS PER COMMON SHARE

                                     For the Three Months Ended   For the Six Months Ended
                                     --------------------------   ------------------------
                                      June 30,     June 30,       June  30,     June 30,
                                       1997           1996          1997          1996
                                     --------      ---------     ---------     ---------

PRIMARY EARNINGS PER SHARE

  NET INCOME                          516,014      1,116,286       742,318     2,765,162
                                    =========      =========     =========     =========

  WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                6,261,272      6,261,272     6,261,272     6,261,272

COMMON SHARES APPLICABLE TO STOCK
 OPTIONS USING THE TREASURY STOCK
 METHOD AT AVERAGE MARKET PRICE FOR
  THE PERIOD                           66,571         89,604        66,877        89,604
                                    ---------      ---------     ---------     ---------
TOTAL PRIMARY SHARES                6,327,843      6,350,876     6,328,149     6,350,876
                                    =========      =========     =========     =========
PRIMARY EARNINGS PER COMMON
 SHARE                                  $0.08          $0.18         $0.12         $0.44
                                    =========      =========     =========     =========


FULLY DILUTED EARNINGS PER
 SHARE

 TOTAL PRIMARY SHARES               6,327,843      6,350,876     6,328,149     6,350,876

COMMON SHARES APPLICABLE TO STOCK
 OPTIONS IN ADDITION TO THOSE
 USED IN PRIMARY COMPUTATION
 DUE TO USE OF THE HIGHER OF
 AVERAGE MARKET PRICE OR PERIOD
 END MARKET PRICE                         306         18,244            --        18,244
                                    ---------      ---------     ---------     ---------
TOTAL FULLY DILUTED SHARES          6,328,149      6,369,120     6,328,149     6,369,120
                                    =========      =========     =========     =========

FULLY DILUTED EARNINGS PER SHARE        $0.08          $0.18         $0.12         $0.44
                                    =========      =========     =========     =========