Form 10-Q
period 1997-09-30
CONSOLIDATED TOMOKA LAND CO
filed 1997-11-10
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               ___      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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

                                                          Outstanding
             Class of Common Stock                      November 1, 1997
              _____________________                     _________________

                 $1.00 par value                             6,371,833

                CONSOLIDATED-TOMOKA LAND CO.

                           INDEX

                                                            Page No.
                                                            ________

PART I - - FINANCIAL INFORMATION

Consolidated Condensed Balance Sheets -
       September 30, 1997 and December 31, 1996              3


Consolidated Condensed Statements of Income and
       Retained Earnings - Three Months and
       Nine Months Ended September 30, 1997 and 1996         4


Consolidated Condensed Statements of Cash Flows -
       Nine Months Ended September 30, 1997 and 1996         5

Notes to Consolidated Condensed Financial Statements         6-8

Management's Discussion and Analysis of Financial
       Condition and Results of Operations                   9-12

PART II -- OTHER INFORMATION                                 13


SIGNATURES                                                   14

                           PART I -- FINANCIAL INFORMATION

                             CONSOLIDATED-TOMOKA LAND CO.
                       CONSOLIDATED CONDENSED BALANCE SHEETS


                                                    (Unaudited)
                                                   September 30,   December 31,
                                                        1997          1996
                                                   ------------    ------------

ASSETS
Cash                                                $   167,604    $ 1,760,835
Investment Securities                                 1,001,077      1,396,415
Notes Receivable                                     14,082,155     14,770,281
Accounts Receivable                                   1,145,910      2,217,584
Inventories                                             785,970        686,597
Cost of Fruit on Trees                                3,293,240      2,179,989
Real Estate Held for Development and Sale            14,500,337     14,499,495
Net Investment in Direct Financing Lease                647,094        710,990
Refundable Income Taxes                                 891,371             --
Other Assets                                            463,232        354,473
Property, Plant, and Equipment - Net                 18,841,315     21,095,863
                                                     ----------     ----------
     TOTAL ASSETS                                   $55,819,305    $59,672,522
                                                     ==========     ==========

LIABILITIES
Accounts Payable                                    $   969,222    $   680,935
Notes Payable                                        17,668,180     17,947,771
Accrued Liabilities                                   4,386,455      3,651,507
Deferred Income Taxes                                   406,930        406,930
Income Taxes Payable                                         --      1,193,994
                                                     ----------     ----------
     TOTAL LIABILITIES                               23,430,787     23,881,137
                                                     ----------     ----------

SHAREHOLDERS' EQUITY
Common Stock                                          6,310,792      6,261,272
Additional Paid-in Capital                            2,170,481      1,782,105
Retained Earnings                                    23,907,245     27,748,008
                                                     ----------     ----------

     TOTAL SHAREHOLDERS' EQUITY                      32,388,518     35,791,385
                                                     ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $55,819,305    $59,672,522
                                                     ==========     ==========

See Accompanying Notes to Consolidated Condensed Financial Statements.

                                      CONSOLIDATED-TOMOKA LAND CO.
                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED
                                            EARNINGS

                                            (Unaudited)                 (Unaudited)
                                        Three Months Ended           Nine Months Ended
                                       --------------------------   --------------------------
                                       September 30, September 30,  September 30, September 30,
                                           1997          1996           1997          1996
                                       ------------  ------------   ------------  ------------
INCOME:
  Citrus Operations:
    Sales of Fruit and Other Income    $    77,896  $    49,536   $ 6,314,689  $ 9,836,762
    Production and Selling Expenses    (   535,438) (   536,792)  ( 5,641,941) ( 6,837,919)
                                        ----------   ----------    ----------   ----------
                                       (   457,542) (   487,256)      672,748    2,998,843
                                        ----------   ----------    ----------   ----------
  Real Estate Operations:
    Sales and Other Income             $ 1,242,735      733,116     3,566,329    4,514,824
    Costs and Other Expenses           (   805,745) (   712,665)  ( 2,348,168) ( 2,763,866)
                                        ----------   ----------    ----------   ----------
                                           436,990       20,451     1,218,161    1,750,958
                                        ----------   ----------    ----------   ----------
  Profit On Sales of Undeveloped
    Real Estate Interests                    1,700          550        19,700        3,806
                                        ----------   ----------    ----------   ----------
  Interest and Other Income                274,415      181,507     1,104,955    1,003,978
                                        ----------   ----------    ----------   ----------

GENERAL AND ADMINISTRATIVE EXPENSES    ( 1,020,685) (   760,732)  ( 2,668,969) ( 2,439,223)
                                        ----------   ----------    ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES      (   765,122) ( 1,045,480)      346,595    3,318,362
INCOME TAXES                               251,868      415,107   (   117,531) ( 1,183,573)
                                        ----------   ----------    ----------   ----------

NET INCOME (LOSS)                      (   513,254) (   630,373)      229,064    2,134,789

RETAINED EARNINGS, Beginning of Period  26,611,944   25,788,994    27,748,008   24,589,150
DIVIDENDS                              ( 2,191,445) ( 1,878,382)  ( 4,069,827) ( 3,443,700)
                                        ----------   ----------    ----------   ----------
RETAINED EARNINGS, End of Period       $23,907,245  $23,280,239   $23,907,245  $23,280,239
                                        ==========   ==========    ==========   ==========
PER SHARE INFORMATION:
  Average Shares Outstanding             6,265,040    6,261,272     6,262,542    6,261,272
                                        ==========   ==========    ==========   ==========

  Net Income (Loss) Per Share                $(.08)       $(.10)         $.04         $.34
                                        ==========   ==========    ==========   ==========
  DIVIDENDS PER SHARE                        $ .35        $ .30          $.65         $.55
                                        ==========   ==========    ==========   ==========

See Accompanying Notes to Consolidated Condensed Financial Statements.

                                   CONSOLIDATED-TOMOKA LAND CO.
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                          (Unaudited)
                                                       Nine Months Ended
                                                   ----------------------------
                                                   September 30,  September 30,
                                                        1997           1996
                                                   -------------  -------------
CASH FLOW FROM OPERATING ACTIVITIES:
CASH RECEIVED FROM:
  Citrus Sales and Other Income                      $ 7,552,199     $ 8,948,340
  Real Estate Sales and Other Income                   3,612,620       5,463,337
  Sales of Undeveloped Real Estate                        19,700          47,076
  Interest and Other Income                            1,322,484         369,842
                                                      ----------      ----------
   Total Cash Received from Operating Activities      12,507,003      14,828,595
                                                      ----------      ----------
CASH EXPENDED FOR:
  Citrus Production and Selling Expenses               6,576,475       7,280,600
  Real Estate Costs and Expenses                         974,881       1,570,348
  General and Administrative Expenses                  1,762,548       1,643,287
  Interest                                               979,650       1,233,732
  Income Taxes                                         1,765,000       4,355,376
                                                      ----------      ----------
       Total Cash Expended for Operating
        Activities                                    12,058,554      16,083,343
                                                      ----------      ----------
       Net Cash Provided by (Used In)
        Operating Activities                             448,449     ( 1,254,748)
                                                      ----------      ----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of Property, Plant, and Equipment      (   410,428)    (   324,741)
  Net (Increase) Decrease in Investment Securities       395,338     (   233,453)
  Direct Financing Lease                                  63,896          60,770
  Proceeds from Sale of Property, Plant,
     and Equipment                                     2,258,931       3,619,404
                                                      ----------      ----------
     Net Cash Provided by Investing Activities         2,307,737       3,121,980
                                                      ----------      ----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Cash Proceeds from Debt                              3,600,000       3,450,000
  Payments on Notes Payable                          ( 3,879,590)    ( 2,817,643)
  Dividends Paid                                     ( 4,069,827)    ( 3,443,700)
                                                      ----------      ----------
     Net Cash Used in Financing Activities           ( 4,349,417)    ( 2,811,343)
                                                      ----------      ----------
NET DECREASE IN CASH & CASH EQUIVALENTS              ( 1,593,231)    (   944,111)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         1,760,835       1,167,373
                                                      ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   167,604     $   223,262
                                                      ==========      ==========

See Accompanying Notes to Consolidated Condensed Financial Statements.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Principles of Interim Statements. The following unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements pre-pared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The consolidated condensed financial statements reflect all adjustments which are, in the opinion of the manage-ment, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated condensed format is designed to be read in conjunction with the last annual report.

    The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries.
    Intercompany balances and transactions have been eliminated in consolidation.

2. Seasonal Operations. The Company's citrus operations involve a single crop agricultural commodity and are seasonal in nature. To a lesser extent, real estate operations including forestry activities, are seasonal in nature. Accordingly, results for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of results to be expected for the full year. Results of operations for the twelve months ended September 30, 1997 and 1996 are summarized as follows (in thousands):

                                          Twelve Months Ended September 30,
                                 -------------------------------------------------
                                        1997                      1996
                                 Revenues  Income(Loss)   Revenues    Income(Loss)
                                 --------- -----------    --------    ------------
Citrus Operations                $10,341      $ 1,686     $12,862       $   3,575
Real Estate Operations             6,693        2,939       8,319           3,987
General Corporate & Other          6,625        3,009       6,184           2,944
                                  ------        -----      ------          ------
     Total Revenues              $23,659                  $27,365
                                  ======                   ======
Income Before Income Taxes                      7,634                      10,506
Income Taxes                                  ( 2,937)                    ( 3,958)
                                               ------                      ------
     Net Income                               $ 4,697                     $ 6,548
                                               ======                      ======


3.  Common Stock and Earnings Per Common Share.   Primary
    earnings per share are based on the average number of common shares and common share equivalents outstanding during the period. Primary and fully diluted earnings per share are the same for the periods.


    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share," (SFAS 128). SFAS 128 establishes new standards for computing and presenting earnings per share
    (EPS). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation.
    SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. EPS for the periods ended September 30, 1997 and September 30, 1996 computed under SFAS 128 would not be different than that previously computed.

4.  Notes Payable.  Notes payable consist of the following:

                                                           September 30, 1997
                                                    -----------------------------
                                                                      Due Within
                                                      Total            One Year               ----------        -----------
               Consolidated-Tomoka Land Co.
               ----------------------------

               $ 7,000,000 Line of Credit           $ 2,100,000        $ 2,100,000
               Mortgages Payable                      9,242,618            262,279
               Industrial Revenue Bonds               2,616,626            307,145
                                                     ----------         ----------
                                                     13,959,244          2,669,424
                                                     ----------         ----------
               Indigo Group Ltd.
               -----------------
               Mortgages Payable                      3,708,936             37,923
                                                     ----------         ----------
                                                      3,708,936             37,923
                                                     ----------         ----------
               Total                                $17,668,180        $ 2,707,347
                                                     ==========         ==========

    Indigo Group Ltd. ("IG LTD.") is a limited partnership in the real estate business owned 100% by the Company and its subsidiaries. Included in notes payable is a $2,508,936 mortgage note collateralized by developed real estate in a joint venture project. IG Ltd.'s 50% partner in the joint venture project is jointly liable on the note.

    Payments applicable to reduction of principal amounts will be required as follows:



                                    Consolidated-     Indigo
                                     Tomoka           Group
          Year Ending Sept. 30,      Land Co.          Ltd.          Total     -----------    -----------
          1998                      $ 2,669,424    $    37,923    $ 2,707,347
          1999                          647,821      2,471,013      3,118,834
          2000                          703,865             --        703,865
          2001                          764,764             --        764,764
          2002                        8,500,937             --      8,500,937
          Thereafter                    672,433      1,200,000      1,872,433
                                     ----------      ---------     ----------
                                    $13,959,244    $ 3,708,936    $17,668,180
                                     ==========      =========     ==========


                 In the first nine months of 1997 interest totaled $1,112,805 of which $133,153 was capitalized to land held for development and sale. Total interest for the nine months ended September 30, 1996 was $1,253,922, of which $137,795 was capitalized to land held for development and sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The Management's Discussion and Analysis is designed to be read in conjunction with the financial statements and Management's Discussion and Analysis in the last annual report.

RESULTS OF OPERATIONS

Citrus Operation
----------------
With harvesting completed for the crop year in late spring, losses were recorded for the third period of 1997, as well as 1996. A loss of $457,542 posted in 1997's third quarter is 6% lower than the $487,256 loss recorded for 1996's same period. Increased repairs and maintenance at the packinghouse during the period of 1996, along with an early start to the 1997-1998 crop harvesting, account for the reduced loss. A total of 6,669 boxes of fruit were harvested and sold in 1997's third quarter, with no boxes harvested in the prior year.

Citrus operating profits for the nine months ended September 30, 1997 experienced a significant downturn from results one year earlier. A profit of $672,748 was recorded for 1997's nine month period, which represents a 78% decrease in profits from the $2,998,843 posted in 1996's same nine months. This downturn is primarily the result of a 33% fall in fruit production, which resulted in a 36% decline in revenues. Revenues of $6,314,689 were recognized on the sale of 703,092 boxes of fruit in 1997's first nine months, compared to 1,050,488 boxes of fruit harvesed and sold in 1996's same period, producing revenues of $9,836,762. Also contributing to this decline was a 3% decrease in average fruit prices with both fresh and processed fruit experiencing price reductions. The lower fruit volume accounted for a 17% fall in production and selling expenses, with lower credits from handling third party fruit having a $312,000 negative impact on expenses.


Real Estate Operations
----------------------

For the third quarter of 1997 profits from real estate operations totaled $436,990 representing a significant increase over the $20,451 profit posted in 1996's third period. This improvement is directly related to commercial sales activity. Commercial acreage closed in the third period of 1997 totaled 27 acres producing gross profits of $385,000, which compares to one year earlier when no sales were closed. Year-to-date real estate operations compare unfavorably to prior year as profits of $1,218,161 represents a 30% decrease from 1996's $1,750,958 profit. The downturn is primarily attributable to lower gross profits recognized on commercial real estate sales. Gross profits decreased $450,000 although acreage sold increased to 45 acres from 22 acres closed for the first nine months of 1996. Sales pricing and profitability can vary from site to site depending on location and use.

The May 1997 sale of the 24,000 square foot Palm Coast office building, the December 1996 sale of the 21,000 square foot Daytona Beach office building and the June 1996 sale of the 70,000 Mariner Village shopping center combined for a 40% reduction in revenues and $49,000 decline in profits from income properties for the third quarter. The sales also affected the nine months to date with revenues being reduced 37% and profits declining $132,000.

A 109% increase in forestry revenues for the third quarter of 1997 resulted in a $114,000 gain in profitability to $207,364. These gains achieved in the third quarter also resulted in a 28% increase in revenues and a 29% profit improvement to $575,403 for the nine month period.

Subsurface revenue totaling $39,000 reflected a decrease of 8% for the third three month period of 1997 on lower oil royalty income, while additional mineral lease income led to a 27% rise in subsurface revenue to $140,000 for the nine month period.

General, Corporate and Other
----------------------------

Interest and other income climbed 51% for the third quarter of 1997 to $274,415 primarily the result of higher interest on mortgage notes receivable and to a lesser extent higher investment interest. For the nine months to date interest and other income rose 10% to $1,104,955. The higher income was realized on the sale of the Palm Coast office building, which resulted in a gain of $250,000, coupled with increased interest income on mortgage notes receivable. These increases for the nine month period were partially offset by the $450,000 gain posted on the sale of the Mariner Village shopping center during 1996.

A substantial jump in the market value of the Company's stock during 1997's third quarter resulted in significantly higher stock option expense causing a rise in general and administrative expenses of 34% for the third quarter and 9% for the nine months to date.

FINANCIAL POSITION
------------------

Unfavorable results from both citrus operations, on significantly reduced fruit volume, and real estate operations, from lower commercial sales gross profit margins contributed to an 89% percent reduction in net income for the first nine months of 1997 when compared to one year earlier. Net income of $229,064, equivalent to $.04 per share, was recorded in 1997. This compares to 1996's nine month net income of $2,134,789, equivalent to $.34 per share. Cash flow for the period was a negative $1,593,231 including the payment of dividends totaling $4,069,827. Dividends paid for the period rose 18% to $.65 per share from $.55 in 1996. Cash flow from operating activities provided cash of $448,449, with cash from investing activities adding $2,307,737 and cash from financing activities utilizing $4,349,417 including the payment of dividends. Included in cash from investing activities is $2,258,931 provided from the sale of property, plant and equipment, primarily recognized on the sale of the 24,000 square foot Palm Coast office building. Capital expenditures for the remainder of the year, which approximate $2,500,000 will be centered on the Ladies Professional Golf Association (LPGA) mixed-use development. These cash requirements will be financed through operating activities and when necessary existing borrowing capacity.

The 1997-1998 citrus crop year is underway. Company groves are in good condition with the estimated fruit harvest expected to exceed the prior year by approximately 10%. The USDA Florida citrus crop estimate was released in early October with the estimate for Florida oranges totaling 254 million boxes. This represents a 12% increase over the final 1996-1997 record crop of 226 million boxes. These large crops have led to relatively depressed pricing for both processed and fresh fruit. The outbreaks of the Mediterranean fruit fly and citrus canker in several areas throughout the state have been sustantially controlled, with no danger or effects to Company groves.

The Company took over the LPGA International golf facilities and operations, through a long-term lease with the City of Daytona Beach, effective September 1, 1997, while at the same time, assuming responsibility for the construction of the second golf course and clubhouse facilities. The total cost of the second golf course and clubhouse facilities will approximate $10 million. Construction of the golf course began in September and is expected to be completed in the spring of 1998 with play to begin in the fall of 1998. The clubhouse is scheduled to commence construction mid-1998 with the opening targetd for late 1998. It is anticipated that residential sales volume will strengthen with the completion of these amenities. Sales activity in and around the development remains relatively strong, with several contracts anticipated to close by year end or the first part of 1998. The sale of the 11,384 acres of the Company's most western Volusia County lands, at a price in excess of $10.2 million, continues on track for a year-end 1997 or early 1998 closing.

The conversion of the commercial contract backlog along with a relatively stable citrus operating environment, despite the somewhat weak citrus prices, are key to anticipated profitability for the near term. Long-term strategy continues to be adding value through selective development, while disposing of assets not in future plans, such as the Palm Coast office building.

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




                                     CONSOLIDATED-TOMOKA LAND CO.
                                           (Registrant)



Date:   November 10, 1997              By: /s/  Bob D. Allen
                                         --------------------
                                       Bob D. Allen,President and
                                        Chief Executive Officer


Date:   November 10, 1997              By: /s/  Bruce W. Teeters
                                         --------------------
                                       Bruce W. Teeters
                                         Sr. Vice President -
                                         Finance and Treasurer

                                  EXHIBIT INDEX




                                                          Page No.
                                                          --------

No. 11      Computation of Earnings Per Common Share         16



                                              EXHIBIT 11


                                CONSOLIDATED-TOMOKA LAND CO. AND SUBSIDIARIES
                                   COMPUTATION OF EARNINGS PER COMMON SHARE

                                     For the Three Months Ended   For the Nine Months Ended
                                     --------------------------  -------------------------
                                      Sept. 30,     Sept. 30,    Sept. 30,     Sept.30,
                                       1997            1996        1997          1996
                                     -----------    -----------  ----------    -----------
PRIMARY EARNINGS PER SHARE

  NET INCOME (LOSS)                  (513,254)      (630,373)      229,064     2,134,789
                                     =========      =========     =========     =========
  WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                6,265,040      6,261,272     6,262,542     6,261,272

COMMON SHARES APPLICABLE TO STOCK
  OPTIONS USING THE TREASURY STOCK
  METHOD AT AVERAGE MARKET PRICE FOR
   THE PERIOD                          60,038         79,594        46,706        86,218
                                    ---------      ---------     ---------     ---------
TOTAL PRIMARY SHARES                6,325,078      6,340,866     6,309,248     6,347,490
                                    =========      =========     =========     =========
PRIMARY EARNINGS PER
 COMMON SHARE                          ($0.08)        ($0.10)        $0.04         $0.34
                                    =========      =========     =========     =========

FULLY DILUTED EARNINGS PER
 SHARE

  TOTAL PRIMARY SHARES              6,325,078      6,340,866     6,309,248     6,347,490

COMMON SHARES APPLICABLE TO STOCK
 OPTIONS IN ADDITION TO THOSE
 USED IN PRIMARY COMPUTATION
 DUE TO USE OF THE HIGHER OF
 AVERAGE MARKET PRICE OR PERIOD
 END MARKET PRICE                      40,762              -        54,094             -
                                    ---------       ---------    ---------     ---------
TOTAL FULLY DILUTED SHARES          6,365,840      6,340,866     6,363,342     6,347,490
                                    =========      =========     =========     =========

FULLY DILUTED EARNINGS
  PER SHARE                            ($0.08)        ($0.10)        $0.04         $0.34
                                    =========       ========     =========     =========
