Form 10-K
period 1997-12-31
CONSOLIDATED TOMOKA LAND CO
filed 1998-03-20
CIK 23795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

           X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
          _____     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1997

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

        FLORIDA
                                                  59-0483700
   (State or other jurisdiction of            (I.R.S. Employer
    149 South Ridgewood Avenue                incorporation or organization)
    Daytona Beach, Florida                      Identification No.)
   (Address of principal executive offices)          32114
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

                           YES X           NO ___
                              ----

   Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                           ___

   The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 10, 1998 was approximately $26,750,743.

   The number of shares of the Registrant's Common Stock outstanding on March 10, 1998 was 6,371,833.

   Portions of the 1997 Annual Report to Stockholders of Registrant are incorporated by reference in Part I, II, and IV of this report. Portions of the Proxy Statement of Registrant dated March 31, 1998 are incorporated by reference in Part III of this report.

                                   PART I

   Item 1.  Business
   _______  ________

   The Company is primarily engaged in the citrus industry and, through its wholly owned subsidiaries, Indigo Group Inc., Indigo Development Inc., Indigo International Inc.and Indigo
   Group Ltd., the real estate industry. Real estate operations include commercial real estate, real estate development, golf operations, property leasing, leasing properties for oil and mineral exploration and the sale of forest products. The
   Company also operated in the resort industry until July 14, 1994 when the resort complex at Indigo Lakes was sold. From time to time, the Company sells unimproved real estate considered surplus to its operating needs. This latter function is not considered part of the Company's ordinary operations and is included in general corporate and other operations, along with earnings from temporary investments, in the information below which separates the business segments.

   Revenues of each segment are as follows:

                                               Year Ended December 31,
                                      ______________________________________

                                       1997           1996              1995
                                       ----           ----              ----
                                                       (In Thousands)

                                        $                $                $

Citrus Operations                     9,445           13,863            8,819
Real Estate Operations                5,412            7,642            7,743
General Corporate and
  Other Operations                    9,094            6,508            7,122
                                     ------           ------           ------
     Combined                        23,951           28,013           23,684
                                     ======           ======           ======



Operating Income before tax for each segment is as follows:

------   --------

                                              Year Ended December 31,
                                        _____________________________________

                                        1997            1996           1995
                                        -----          ------         -------
                                                   (In Thousands)
                                         $                 $              $

Citrus Operations                      1,092            4,012             629
Real Estate Operations                 2,004            3,472           2,889
General Corporate and
  Other Operations                     3,162            3,121           3,638
                                      ------           ------          ------
      Combined                         6,258           10,605           7,156
                                      ======           ======          ======


Identifiable assets of each segment are as follows:

                                                   At December 31,
                                    ------------------------------------------
                                       1997            1996            1995
                                     ---------         -------         --------
                                                   (In Thousands)
                                        $               $                 $
Citrus Operations                     17,017          17,043            17,866
Real Estate Operations                27,433          32,169            35,349
General Corporate and
  Other Operations                    13,784          10,461             6,478
                                      ------          ------            ------
      Combined                        58,234          59,673            59,693
                                      ======          ======            ======

   Identifiable assets by segment are those assets that are used in each segment. General corporate assets and those used in the Company's other operations consist primarily of cash and cash equivalents, investment securities, notes receivable, and property, plant, and equipment.

   -------  --------


   CITRUS
   ------
   Citrus groves.  The Company, under the name Lake Placid Groves, owns and operates approximately 3,900 acres of orange and grapefruit groves located primarily in two large parcels in Highlands County, Florida. The average age of grove trees is 15 years, well within the average 45-year productive life. At December 31, 1997 all grove
   acres were classified as fruit bearing.   The groves require
   expenditures chargeable to production expenses, such as fertilizer, irrigation, and cultivation.

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

   The obligations under the agreements can be terminated by either party on August 31 of each year upon thirty days written notice. The amounts received by the Company for providing such services to outside growers for the years ended 1997, 1996 and 1995, amounted to $226,490,$562,954, and $449,605, respectively.

   ------- --------

   That portion of the Company's citrus crop which is not sold as fresh fruit is processed by Citrus World Incorporated, an agricultural cooperative under a participating marketing pool agreement. The agreement is a two year arrangement which the Company may terminate on October 1 of any year by giving written notice sixty days prior to such date with the arrangement continuing for two additional years from the notice of cancellation. Citrus World, one of the larger processors of citrus products in the United States, pools its own fruit with the fruit received from the Company and other citrus growers, processes the pooled fruit, and sells the products produced therefrom. Each participant in the pool, including Citrus
   World, shares ratably in the proceeds from the sales of these products, net of Citrus World's actual processing and marketing costs, plus a per-unit handling fee. Citrus World makes periodic payments to all participants on their pro rata share of net sales proceeds and makes final payment after all the products in the pool have been sold. During the years 1997, 1996, and 1995, the Company's sales under the above pooling agreement amounted to $3,107,919, $5,203,787, and $2,912,415, respectively.

   The percentages of the Company's citrus which are sold as fresh fruit and which are diverted to the processing plant can vary considerably from year to year, depending upon fruit size, exterior appearance, and the relative profitability of the markets. During the crop year ended August 31, 1997 approximately 47% of the Company's citrus crop was sold as fresh fruit and the balance was diverted to the cannery, as compared with 35% in the crop year ended August 31, 1996 and 38% the crop year ended August 31, 1995.

   The citrus industry, which is seasonal in nature as are other agricultural pursuits, is subject to wide fluctuations in income because of changes in demand, weather conditions, and other economic factors. Also affecting income are the continuing large amounts of frozen concentrate orange juice from Brazil which maintains high supply levels and tend to lower selling prices. The Company's sales of fresh citrus fruit can be affected adversely by marketing orders issued by the United States Department of Agriculture under the Agricultural Marketing Agreement Act, which can result in periodic proration, controlled by grade and size, of interstate shipment of Florida oranges and grapefruit. Also, tariffs established by the International Tariff Commission and approved by Congress can impact the cost of importing citrus products and thus affect the supply and selling prices of processed citrus. Although North American Free Trade Agreement, which was passed in 1994, has not had a significant impact to date, it could have an effect on future fruit prices.

   Item 1.  Business (continued
   ------   --------

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

   REAL ESTATE OPERATIONS
   ----------------------

   Commercial Development. In August of 1989, the Company reached an agreement in principle with the Ladies Professional Golf
   Association ("LPGA") and the City of Daytona Beach, which calls for the planning and development of the site for the national headquarters of the LPGA along with two championship golf courses. The mixed-use development will also include a clubhouse, resort facilities, and residential communities along with other commercial uses. This development is on approximately 3,600 acres of land owned by the Company's real estate development subsidiary, Indigo Development Inc. ("IDI"), in Daytona Beach, plus 730 acres owned by the City of Daytona Beach immediately west of Interstate 95. The LPGA has successfully relocated its headquarters to Daytona Beach and occupies their newly constructed facilities within the development. The official opening of the LPGA International golf course occurred in July 1994. In December 1994, the first sale within the development was completed with the closing of 60 acres of residential land located in the northern section of the property. During 1995, the first residential units within the community were completed. In early 1996, the Interstate 95 interchange at LPGA Boulevard, which is the north and main entrance to the project, was opened for use. Construction of the second golf course, designed

   -------  ---------

   by architect Arthur Hills, is well underway on lands donated by the Company to the City of Daytona Beach. On September 1, 1997, responsibility for the operations of the LPGA International golf courses was transferred from the City of Daytona Beach to a wholly owned subsidiary of the Company. The agreement with the City of Daytona Beach provides for the second golf course and a clubhouse to be constructed by the Company in return for a long-term lease from the City on both golf courses. The design phase of the clubhouse has begun. Depending upon weather conditions and other variables, both the second golf course and the clubhouse are scheduled to open in the fourth quarter of 1998.

   Indigo Commercial Realty, a commercial real estate brokerage company formed in 1991, is the Company's agent in the marketing and management of commercial properties. In addition to the LPGA development, approximately 67 acres of fully developed sites, owned by Indigo Group Inc. and Indigo Group Ltd. ("IG LTD") were available for sale at December 31, 1997. All development and improvement costs have been completed at these sites. All of these commercial sites are located in the Daytona Beach area.

   Residential. Until December 1993, the Company, through IG LTD, operated in residential development, building and sales. At the end of 1993 IG LTD closed down the development and building functions. IG LTD continues to sell its remaining lot inventory in the following communities:

   Riverwood Plantation, a 180-acre community in Port Orange, Florida with 67 lots remaining at December 31, 1997.

   Indigo Lakes, a 200-acre development located in Daytona Beach with 5 lots remaining at December 31, 1997. This community also includes a 304 unit apartment complex constructed in 1989 by a joint venture between IG LTD and the Trammel Crow Company. The apartment complex was sold to the mortgage holder in 1994.

   Tomoka Heights, a 180-acre development adjacent to Lake Henry in Highlands County, Florida. There are approximately 125 developable lots remaining to be sold. The sales and construction operations were assumed by third parties as of January 1994.

   Item 1. Business (continued)
   ------- --------

   IG LTD also has an inventory of 34 fully developed non-contiguous lots in Palm Coast at December 31, 1997, which the Company continues to sell.

   INCOME PROPERTIES
   -----------------

   Volusia County.   On December 31, 1987 the Company acquired a two-
   building office complex in downtown Daytona Beach. The larger building, known as Consolidated Center, was sold at the end of 1997. The Company continues to use a portion of the building as its headquarters, as terms of the sale include a commitment to lease
   6,000 square feet for a period of at least three years. The smaller building at 17,000 square feet is subject to an existing lease/purchase agreement and is considered a direct financing lease by the Company.

   During 1996, the Company sold the 24,000-square-foot office building in Daytona Beach which had been leased to the LPGA as the principal tenant.

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

   A 12,000-square-foot facility was leased for a ten-year term with an option to purchase, and sold in 1993. A second
   10,500-square-foot building, formerly the Company's administrative office, was leased for a three-year term. This was sold in December of 1992.

   Sunshine Newspaper, Inc. leased from the Company a 7,000-square-foot building located near Lake Placid, in which it operated a printing plant until the building was sold to them in 1993.

   ------- --------



   Other Income Properties. The Company owns or has owned, other commercial rental properties throughout Florida.
   Forest Center is a 72,000 square foot neighborhood shopping center located east of Ocala, Florida. This facility was 93% leased at December 31, 1997 and has a Winn Dixie grocery store, Eckerd drug store and Family Dollar department store as its anchor tenants. During 1993, Winn Dixie expanded its leased space by 10,500 square feet at the Forest Center location. The 24,000 square foot office building at Palm Coast was sold during 1997.
   The Mariner Village Shopping Center, a 70,000 square foot neighborhood center anchored by a Winn Dixie grocery store and Eckerd Drug store located in Spring Hill, Florida, was sold during 1996. Mariner Towne Square, an adjacent 18,000 square foot facility, was sold during 1995.

   Forest product sales. Income from sales of forest products varies considerably from year to year depending on economic conditions and rainfall, which sometimes limits access to portions of the woodlands.
   In addition, drought conditions sharply increase the potential of forest fires.

   The timber lands encompass approximately 13,000 acres west of Daytona Beach. The sale of an 11,200 acre parcel to St. Johns River Water Management District in 1997 reduces the Company's potential for future income from sales of forest products, although income should be fairly stable for the next few years. Expenses associated with the forestry operation are primarily real estate taxes, with additional expenses including the costs of installing roads and drainage systems, reforestation, and wild fire suppression.

   Subsurface Interests. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 539,000 "surface" acres of land owned by others in various parts of Florida, equivalent to approximately 300,000 acres in terms of full interest. The Company leases its interests to mineral exploration firms whenever possible.

   At December 31, 1997 mineral leases were in effect covering a total of 24,731 surface acres. Although the leases are for three- to five-year

   -------  --------

   terms, they are terminable annually by the lessees; and the lessees have no obligation to conduct drilling operations. Leases on 2,080 acres have reached maturity but are held by the oil companies without annual rental payments because of producing oil wells, on which the Company receives royalties.

   The purchasers of 82,543 surface acres in which the Company has a one-half reserved mineral interest are entitled to releases of the Company's rights if such releases are required for residential or business development.  Consideration for such releases on 73,117 of those acres would be at the rate of $2.50 per surface acre.
   On other acres in Lee and Hendry Counties (where producing oil wells exist), the Company's current policy is to grant no releases of its reserved mineral rights. In rare instances, a release of surface entry rights might be granted upon request of a surface owner who requires such a release for special financing or development purposes. In counties other than Lee and Hendry, releases are granted for a percentage of the surface value of a parcel of land.
   At December 31, 1997 there were four producing oil wells on the Company's interests. During 1997 one additional well was brought into production on a Hendry county drill site on which the Company shares mineral ownership with another corporation. Royalty payments from that well should begin in the first or second quarter of 1998. Volume in 1997 was 125,356 barrels and volume in 1996
   was 131,231 barrels.   Production for prior recent years
   was:   1995 - 117,831 barrels, 1994 - 141,488 barrels
   and 1993 - 111,739 barrels.

   ------   --------

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

   Employees. The Company has approximately 145 employees, including approximately 70 seasonal employees in citrus operations. During the citrus harvesting season, these seasonal employees are hired to pack and handle the citrus crop. No employees are represented by unions. The Company considers its employee relations to be satisfactory.

   Item 2.  Properties
   ______   __________

   Information concerning the Company's properties is included on pages 2-4 of the Company's 1997 Annual Report to Shareholders (the "Annual Report") under the captions "Land Holdings", "Citrus", and "Real Estate Operations" and is incorporated herein by reference. Except for parts of the Annual Report expressly incorporated herein by reference, the annual report is not to be deemed filed with the Securities and Exchange Commission.

   Item 3.  Legal Proceedings
   ______   _________________

   There are no material pending legal proceedings to which the Company or its subsidiaries are a party.


   Item 4.  Submission of Matters to a Vote of Security Holders
   _______  ___________________________________________________

   No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

   PART II

   Item 5.  Market for the Registrant's Common Stock and Related
            Shareholder Matters
   ------   ----------------------------------------------------

   (a)  Common Stock

   Information concerning the Company's common stock and dividends is included on page 28 of the Annual Report under the caption
   "Common Stock Prices and Dividends" and such discussion is incorporated herein by reference.

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

   Item 7A Quantitative and Qualitative Discloures about Market Risk
   ------- ---------------------------------------------------------
           Not Applicable

   Item 8.  Financial Statements and Supplementary Data
            Financial Statements
            --------------------------------------------------------

          Financial statements incorporated by reference in this report are listed at Part IV, Item 14 (a), "Financial Statements."

   Item 9.  Changes in and Disagreements with Accountants Accounting and Financial Disclosures
   ------   -----------------------------------------------------
          There were no disagreements with accountants on accounting and financial disclosures.

                            PART III

        The information required by Items 10, 11, 12, and 13 is incorporated herein by reference to the registrant's 1997 annual meeting proxy statement pursuant to Instruction G to Form 10-K.
   On March 31, 1998, the registrant anticipates filing with the Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934, its definitive proxy statement to be used in connection with its 1998 annual meeting of shareholders at which directors will be elected for the ensuing year.


          Executive Officers of the Registrant
          ------------------------------------

        The executive officers of the registrant, their ages at January 31, 1997, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

        Bob D. Allen, 63, president and chief executive officer, March 1990 to present.

        Bruce W. Teeters, 52, senior vice president-finance and treasurer, January 1988 to present.

   Both of the above are elected annually as provided in the By-Laws.

                              PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
   -------   ---------------------------------------------------------------

        (a.)     1.  Financial Statements
                     --------------------
        The Company's 1997, 1996, and 1995 consolidated financial statements, together with the report of Arthur Andersen LLP, dated February 5, 1998, appearing on pages 5 to 23 of the accompanying 1997 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report. The following is a list of such financial statements with references to the pages of the 1997 Annual Report to Shareholders on which they may be found:

                                                          Annual Report
                                                              Page No.
                                                          --------------

   Report of Independent Certified Public Accounts              5

   Consolidated Statements of Income three years ended
     December 31, 1997                                          6

   Consolidated Balance Sheets as of December 31,
     1997 and 1996                                              7

   Consolidated Statements of Shareholders' Equity
    for the three years ended December 31, 1997                 8

   Consolidated Statements of Cash Flows for the three
     years ended December 31, 1997                            9-10

   Notes to Consolidated Financial Statements                11-23

        With the exception of (i) the aforementioned financial statements and (ii) the information incorporated under Items 2, 5, 6, and 7, the 1997 Annual Report to Shareholders is not to be deemed filed as part of this report.

            2.  Financial Statement Schedules
                -----------------------------
                Included in Part IV of this Annual Report on
                Form 10-K:

                Report of Independent Certified Public Accountants on Financial Statement Schedules on Page 19 of this Annual Report on Form 10-K.
                Schedule III - Real Estate and Accumulated
                               Depreciation on page 20 of this
                               Annual Report on Form 10-K
                Schedule IV -  Mortgage Loans on Real Estate
                               on page 21 of this Annual Report on
                               Form 10-K

   14.  Exhibits, Financial Statements Schedules and
        Reports on Form 8-K (continued)
        --------------------------------------------

        Other Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereof.

          3.     Exhibits

                 See Index to Exhibits on page 23 of this Annual Report on Form 10-K.

   (b)     Reports on Form 8-K
           -------------------

           No reports were filed on Form 8-K during the fourth quarter of the year ended December 31, 1997.

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


                                             CONSOLIDATED-TOMOKA LAND CO.
                                                          (Registrant)


3/20/98                                      By   /s/ Bob D. Allen
                                               Bob D. Allen, President and
                                               Chief Executive Officer



     Pursuant to the requirements of the Securities Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.





3/20/98     Chairman of the Board and Director        /s/ David D. Peterson
                                             David D. Peterson


3/20/98     President, Chief Executive
            Officer (Principal Executive
            Officer), and Director                   /s/ Bob D. Allen
                                                     Bob D. Allen


3/20/98     Senior Vice President-Finance
            Treasurer (Principal Financial
            and Accounting Officer), Director        /s/ Bruce W. Teeters
                                                     Bruce W. Teeters


3/20/98     Director                                /s/ John C. Adams, Jr.
                                                    John C. Adams, Jr.


3/20/98     Director                               /s/ Robert F. Lloyd
                                                   Robert F. Lloyd

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                               ON FINANCIAL STATEMENT SCHEDULES



   TO CONSOLIDATED-TOMOKA LAND CO.:

   We have audited in accordance with generally accepted auditing standards, consolidated financial statemens included in Consolidated-Tomoka Land co.'s 1997 annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 1998. Our audits were made for the purpose of forming an opinion on these statements taken as a whole. The schedules listed in item 14(a) 2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          Arthur Anderen LLP


   Tampa, Florida
   February 5, 1998

                           SCHEDULE III
          REAL ESTATE AND ACCUMULATED DEPRECIATION
           FOR THE YEAR ENDED DECEMBER 31, 1997

<CAPTIONS>

                                                                COSTS CAPITALIZED
                                  INITIAL COST TO COMPANY      SUBSEQUENT TO ACQUISITION
                                  -------------------------   ------------------------------
DESCRIPTION       ENCUMBRANCES     LAND        BUILDINGS &
-----------       -----------     ----        IMPROVEMENTS    IMPROVEMENTS    CARRYING
                                                                                COSTS
                                              ------------    ------------    --------------
SHOPPING CENTER
 AT:OCALA           2,499,770     406,414      3,040,377          53,768
CITRUS FACILITY &
  TREES
 AT:
LAKE PLACID         9,179,173   1,485,974      1,335,426       9,931,958
MISCELLANEOUS         NONE        735,433         26,956         677,071
                 --------------------------------------------------------------------------
                   11,678,943   2,627,821      4,402,759      10,662,797              --

                 ==========================================================================
                    GROSS AMOUNT AT WHICH
                 CARRIED AT CLOSE OF PERIOD
                                                                      DATE OF
               ---------------------------------     ACCUMULATED    COMPLETION OF     DATE
                 LAND   BUILDINGS       TOTAL       DEPRECIATION   CONSTRUCTION
                                                                                   ACQUIRED
               --------------------------------     ------------   -------------- ---------
 OCALA          406,414   3,094,145     3,500,559     1,033,023        N/A           1987

LAKE PLACID   1,485,974  11,267,384    12,753,358     2,936,820     VARIOUS          N/A

MISCELLANEOUS 1,412,504      26,956     1,439,460       143,560        N/A         VARIOUS
              --------------------------------------------------
              3,304,892 14,388,485     17,693,377     4,113,403
              ==================================================

                                       1997              1996            1995
                                     -----------        ----------     ----------
COST:
 BALANCE AT BEGINNING OF YEAR        25,544,117         31,683,184      32,320,163
      IMPROVEMENTS                      657,688            182,985        8 51,394
      COST OF REAL ESTATE SOLD       (8,508,428)        (6,322,052)     (1,488,373)
                                    -----------         -----------     -----------
BALANCE AT END OF YEAR               17,693,377         25,544,117      31,683,184
                                     ===============================================
ACCUMULATED DEPRECIATION:
 BALANCE AT BEGINNING OF YEAR         6,566,029          7,631,177       7,015,261
 DEPRECIATION AND AMORTIZATION          731,962            833,994         879,776
 DEPRECIATION ON REAL ESTATE
   SOLD                              (3,184,588)        (1,899,142)       (263,860)
                               ------------------------------------------------------
 BALANCE AT END OF YEAR               4,113,403          6,566,029       7,631,177
                               ======================================================

                                             SCHEDULE IV

                                    CONSOLIDATED-TOMOKA LAND CO.
                                    MORTGAGE LOANS ON REAL ESTATE
                                          DECEMBER 31, 1997

<CAPTIONS>

                                                                                                       PRINCIPAL
                          FINAL              PERIODIC                                                  AMOUNT OF
DESCRIPTION     INTEREST  MATURITY           PAYMENT                   PRIOR   FACE
                                                                                          CARRYING       LOANS
                RATE      DATE               TERMS                     LIENS    AMT.      AMOUNT (A)
                                                                                                       DELINQUENT
-----------     --------  --------           --------                  -----   -----      ----------   -----------
MORTGAGE N/R
SECURED BY
REAL ESTATE:

Highlands Co    8.50%      01/03    Level, plus balloon of $394,334     --   $  560,000  $  495,063     --
Volusia Co      9.25%      12/98    Level, plus balloon of $1,116,073   --    1,969,541   1,094,925     --
Volusia Co      9.25%      12/00    Level, plus balloon of $611,200     --      764,000     363,000     --
Volusia Co      9.25%      12/98    Level, plus balloon of $313,438     --      356,250     313,437     --
Volusia Co      8.50%      12/01    Level, plus balloon of $974,083     --    1,220,000   1,174,249     --
Volusia Co      8.50%      01/03    Level, plus balloon of $502,381     --      713,440     628,986     --
Hernando Co     9.00%      05/00    Level, plus balloon of $888,516     --      975,000     934,529     --
Other        6.25%-9.25%  Various   Level, plus balloon of $86,835      --      156,149     141,828     --
                                                                    -----------------------------------------
                                                                        --  $ 6,714,380 $ 5,146,017     --

=========================================

(A) FOR FEDERAL INCOME TAX PURPOSES, THE AGGREGATE BASIS OF THE
LISTED MORTGAGES WAS $5,146,017

(B) A RECONCILIATION OF THE CARRYING AMOUNT OF MORTGAGES FOR THE
THREE YEARS ENDED DECEMBER 31, 1997, 1996,
    AND 1995 IS AS FOLLOWS:

                                                         1997         1996         1995
                                                        -------      -------     --------
   BALANCE AT BEGINNING OF YEAR                      $10,944,356  $7,097,776   $8,993,825
   NEW MORTGAGE LOANS                                     12,900   4,911,607    2,247,350
   COLLECTIONS OF PRINCIPAL                          ( 5,811,239) (1,065,027) ( 4,143,399)
                                                      ------------------------------------
   BALANCE AT END OF YEAR                            $ 5,146,017 $10,944,356   $7,097,776
                                                      ====================================




                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549











                                  EXHIBITS

                                    TO

                                  FORM 10-K





                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended December 31, 1997

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
10     Material Contracts:

(10.1) Amendment Agreement No. 1 to the 1996 Citrus World
       Marketing Agreement  dated August 11, 1997 between
       Citrus world, Inc. and Consolidated-Tomoka Land Co.           24
(10.2) Packing House Agreement executed October 20,1997 between
       Turner Food Corporation and Consolidated-Tomoka Land Co.      27
(10.3) The Consolidated-Tomoka Land Co. Unfunded Deferred
       Compensation Plan filed with the registrant's Quarterly
       Report on Form 10-Q for the quarter ended June 30, 1981
       and incorporated by this reference.                           *
(10.4) The Consolidated-Tomoka Land Co. Unfunded Deferred
       Compensation Plan executed on October 25, 1982 filed with
       the registrant's annual report on Form 10-K for the year
       ended December 31, 1982 and incorporated by this reference.   *
(10.5) The Consolidated-Tomoka Land Co. Stock Option Plan
       effective April 26, 1990 filed with the registrant's
       Quarterly Report on Form 10-Q for the quarter ended
       June 30, 1990 and incorporated by this reference.             *
(10.6) Lease Agreement dated August 28, 1997 between the City of Daytona Beach, and Indigo International Inc., a wholly
       owned subsidiary of Consolidated-Tomoka Land Co.              33
(10.7) Development Agreement dated August 18, 1997 between the
       City of Daytona Beach and Indigo International Inc., a
       wholly owned subsidiary of Consolidated-Tomoka Land Co.       67
(11)   Statement of Computation of Per Share Earnings is include
       on Page 21 of the 1997 Annual Report to Shareholders and
       incorporated by this Reference                                *
(13)  1997 Annual Report to Shareholders                             72
(21)  Subsidiaries of the Registrant                                 117
(23)  Consent of Arthur Andersen LLP                                 118
* - Incorporated by Reference

                                   EXHIBIT 10.1

                            AMENDMENT AGREEMENT NO. 1
                                     to the
                     1996 CITRUS WORLD MARKETING AGREEMENT


        THIS AMENDMENT AGREEMENT made this 11th day of August 1997 by and between CITRUS WORLD, INC., a Florida cooperative organization having its principal office in Lake Wales, Florida (hereinafter referred to as "Citrus World") and CONSOLIDATED-TOMOKA LAND CO. of Lake Placid, Florida (hereinafter referred to as "Member")

                                     WITNESSETH

     WHEREAS Member is a stockholder-member of Citrus World and heretofore, effective September 1, 1996, Member and Citrus World entered into a uniform marketing agreement respecting certain of Member's citrus fruit which agreement is hereafter referred to as the "1996 Marketing Agreement"; and

         WHEREAS both parties now desire to amend the said 1996
   Marketing Agreement in certain respects as set forth below;

         NOW, THEREFORE, in consideration of the premises and other valuable consideration, the parties mutually agree to the following:

         A. Paragraph 5 of the 1996 Marketing Agreement is hereby amended to read as follows:

         "5. Certificate of Compliance. Each year within 30 days following the close of Member's fiscal year, Member will deliver to Citrus World a certificate of compliance in the form of Exhibit "A" attached hereto and made a part hereof signed by Member, and accompanied by an opinion of Member's independent auditor to be based on Member's records attesting to the fact (a) that all fruit delivered by Member to Citrus World during the preceding Florida Citrus Season was in fact Fruit Owned or controlled by Member as herein defined; and (b) that the total quantity of all such Fruit Owned or Controlled by Member was in fact delivered to Citrus World by Member."

         B. Paragraph 10 (Diversion of Fruit) of the 1996
   Marketing Agreement is hereby amended by adding the following as new subparagraph (f):

         "(f) Member's obligation to deliver Limited Fruit hereunder, if any, shall also be subject to the exceptions listed in subparagraphs
   (a), (b), (c), (d) and (e) above, provided that in the event any such instance occurs which affects the quantity of Limited Fruit that Member is obligated to deliver hereunder, such quantity may at Member's option be reduced: (1) if Member is a cooperative, by the number of boxes actually lost by member;
   or (2) if Member is not a cooperative, then by the number of boxes which is in the same proportion as the sold or otherwise lost grove acres bears to the total number of grove acres originally owned by Member."

         C. Except as herein amended the 1996 Marketing Agreement shall continue in full force and effect.

         IN WITNESS WHEREOF the parties have caused this Amendment Agreement to be executed by their duly authorized representatives as of the day and year first above written.

   MEMBER:                                Attest or witness:


   By: Hugh J. Veley                      Betty Caudill
   ____________________________           _______________________


   CITRUS WORLD, INC.


   By: F. M. Hunt                         N. T. Mitchell
   ____________________________           _______________________

                                     CITRUS WORLD
                         1997-98 UNIFORM MARKETING AGREEMENT

                                     EXHIBIT "A"


                              CERTIFICATE OF COMPLIANCE


        To the best of our knowledge and belief, the undersigned member of Citrus World hereby certifies (a) that all fruit delivered to Citrus World by the undersigned during the 1997-1998 Florida Citrus Season consisted of Fruit Owned or Controlled by the undersigned as such terms are defined in Paragraph 1 of the Citrus World Uniform Marketing Agreement; and (b) that the total quantity of such fruit has been delivered to Citrus World in accordance with Paragraph 2 of said Agreement.



                                By:____________________________

                                Date:__________________________

                             EXHIBIT 10.2

                    PACKING HOUSE AGREEMENT

        THIS AGREEMENT, made and entered into the 20th day of October, 1997, by and between TURNER FOODS CORPORATION, a Florida corporation, 25450 Airport Road, Punta Gorda, Florida 33950
   (herein referred to as "TFC") and CONSOLIDATED-TOMOKA LAND CO., Post Office Box 1005, Lake Placid, Florida 33852 (hereinafter referred to as "CONSOLIDATED").

                           WITNESSETH

   WHEREAS, CONSOLIDATED is the owner and operator of a fresh citrus fruit packing house located near Lake Placid, Florida
   (hereinafter referred to as the "packing house"), and


   WHEREAS, TFC is the owner of citrus groves located in Highlands, Collier, Hendry, Charlotte, DeSoto, and Martin Counties, Florida, known as the 'HICKORY, HIGHLAND, GATOR SLOUGH, CHARLOTTE, DESOTO and SUNRISE CITRUS GROVES", and

   WHEREAS, the parties desire that a portion of the citrus fruit raised on said TFC CITRUS GROVES which is suitable for packing as fresh fruit shall be run through CONSOLIDATED's packing house, pursuant to the terms and conditions hereinafter set forth:

   1.0 Committed Fruit: TFC agrees to deliver and CONSOLIDATED agrees to receive at its packing house the following estimated quantities providing that previous commitments can be met:

      Variety                         Estimated Quantity

      Robinson Tangerine              12,000
      Hamlin Orange                   As mutually agreed upon
      Pineapple Orange                As mutually agreed upon
      Orlando Tangelo                 7,000
      Temple                          50,000
      Murcott Tangerine               As mutually agreed upon
      Valencia                        as mutually agreed upon

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

   2.2 Pack-out: CONSOLIDATED shall account for all fruit, received by its packing house from HICKORY, HIGHLAND, GATOR SLOUGH, CHARLOTTE,
   DESOTO and SUNRISE CITRUS GROVES separately and on a daily basis by standard box (hereinafter defined) and shall transmit DAILY to TFC (c/o Jim Snively; FAX No. 941-657-6837) a report of all pack-out data for such fruit. "Pack-Out Data" shall be deemed to mean listing by variety and by grade of (i) all fruit that meets fresh fruit standards and (ii) all fruit that is eliminated.

   3.0 Packing and Selling Costs: Packing and selling costs are based on a packed 1-3/5 bu. carton.

   3.1  Packing Costs:  Packing and costs based on a packed 1-3/5 bu. box:

        Packed In    4/5 Bu     2/5 Bu    #4          #5      Bulk
          Bins
                     Carton     Carton   Bagmasters Bagmasters   Wood

        Oranges      $5.50      $7.10     $7.00       $6.90     $1.50
        Temples      $5.50      $7.10     $7.00       $6.90     $1.50
        Tangelos     $5.50      $7.10     $7.00       $6.90     $1.50
        Tangerines   $7.10      N/A       N/A        3# bags    $1.50
                                                      $8.40

     3.2  Selling Costs:  $0.30 per packed or bulk standard box.

     3.3  Handling Costs:  $0.20 per packed or bulk standard box.


     3.4 Elimination Haul: Hauling: Per weight box (90 lbs. for Oranges, Temples and Tangelos; 95 lbs. for Tangerines; 85 lbs. for Grapefruit).

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

     3.5  Elimination Charges:  $0.25 for Orange, Temples, Tangelos:
   $0.40 for Tangerines.

     3.6 Industry Assessments: As set by the industry groups (to be determined after the October 10, 1997 crop estimate and attached as an addendum to this agreement) and is to be deducted from Fruit Proceeds of TFC and paid by CONSOLIDATED.

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

   10.0 Delivery Schedule: Delivery schedules shall enable TFC to harvest in a timely fashion so as to enhance marketability and to avoid loss from premature harvest or excess loss due to over-maturity. Delivery schedules shall be coordinated with CONSOLIDATED and TFC site representatives.

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

     13.0 Term of Contract: This contract shall commence upon full execution of this Contract and shall remain in force through the 1997-1998 season.

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

   IN WITNESS WHEREOF, the parties have executed this Agreement this 20th day of October, 1997.

                                           TURNER FOODS CORPORATION
   /s/ Linda Doyle                          By:  /s/ James A. Snively
   ------------------------                      --------------------
   Witness                                      James A. Snively
                                               Manager, Marketing &
                                                & Sales
   /s/ Sylvia Leon
   ________________________
   Witness
                                        CONSOLIDATED-TOMOKA LAND CO.

   /s/ Linda Doyle                     By:  /s/ Hugh J. Veley
   --------------------------               ---------------------
   Witness                                  Vice President-Citrus

   /s/ Sylvia Leon
   _______________________
   Witness

                      ADDENDUM



                           Assessments




   Assessments
                                            STD. BOX


   Dept. of Agriculture                       .1452
   Citrus Admin Committee                     .007
   Florida Citrus Packers                     .006
   Florida Citrus Mutual                      .0106


   Dept. of Citrus:
     Oranges                                   29
     Temples                                   27
     Grapefruit                                30
     Tangerines                                27
     Tangelo                                   27

   Total Assessments:
     Oranges                                  .4482*
     Grapefruit                               .4582*
     Temples, Tangelo, Tangerines             .4282*


   * These Assessments do not include Florida Citrus Mutual 1997-98 season.


   /s/  Hugh J. Veley
        Vice Pres. Citrus
        -----------------

                                 EXHIBIT 10.6
                               LEASE AGREEMENT

        THIS LEASE AGREEMENT ("Lease"), entered into this 28th day of August, 1997, between the CITY OF DAYTONA BEACH, a municipality of the State of Florida, hereinafter referred to as "City", and INDIGO INTERNATIONAL INC., a Florida corporation, hereinafter referred to as "Indigo".

        WHEREAS, the City entered into a Master Agreement
   (Exhibit "A") with the Ladies Professional Golf Association
   ("LPGA") and other parties to develop golf facilities at LPGA
   International within the LPGA Development of Regional
    Impact ("DRI"), and

         WHEREAS, City owns and maintains an existing eighteen (18) hole golf course with related improvements and desires to cause to be developed a second eighteen (18) hole golf course with related improvements, all at LPGA International, and

        WHEREAS, the City has determined that it is in the best interest of the public to lease the golfing facilities referenced herein to enhance the enjoyment thereof, to expedite construction and development of the second LPGA golf course and other facilities as more particularly described in a Development Agreement of even date between the City and Indigo ("Development Agreement") and to have the property subject to this Lease managed by private enterprise, and

       WHEREAS, the parties agree, in furtherance of their mutual objectives, it is to their advantage to enter into a long-term lease for the operation of both eighteen (18) hole
   LPGA golf courses which are to be owned by the City.

        NOW, THEREFORE, for Ten Dollars ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the City and Indigo agree as follows:

        1.   LEASED PREMISES:

        a. First Course. One part of the real property to be leased hereby consists of that certain real property located in the City in an area commonly known as the "LPGA International" and is more particularly described in Exhibit "B" attached hereto and made a part hereof, including all improvements now or hereafter located thereon, including, without limitation, the existing eighteen (18) hole Rees Jones designed LPGA golf course, three (3) practice holes, practice range, putting greens, maintenance buildings, the existing tournament/interim clubhouse structure and all other structures and fixtures appurtenant to the Rees Jones LPGA golf course operation including parking lot, and rights to ingress and egress within the property described in Exhibit "B".

             b.   Second Course and Golf Operations Facility.

                   i. Another part of the real property to be leased consists of real property located in the City within LPGA International which shall be the site of the second
   LPGA golf course designed by Arthur Hills to be developed pursuant to the Development Agreement which real property is described in Exhibit "C" attached hereto and made a part hereof. Upon completion of construction of the second LPGA golf course, the real property shall be more particularly described by a surveyor in a sketch of legal description. Once the final legal description of the second LPGA golf course is approved by the City and Indigo, that legal description shall be substituted as Exhibit "C" to this Lease by an amendment to this Lease.

                ii. The remaining part of the real property to be leased consists of real property located in the City within LPGA International which shall be the Golf Operations Facility
   Parcel as hereinafter defined on which the Golf Operations Facility as hereinafter defined is to be developed pursuant to the Development Agreement. The Golf Operations Facility Parcel is generally described in Paragraph 2(a) hereof and in Exhibit "C-1" attached hereto and made a part hereof. Upon completion of construction of the Golf Operations Facility as hereinafter defined and the Club Facility as hereinafter defined, the Golf Operations Facility Parcel shall be more particularly described by a surveyor in a sketch of legal description. The Golf Operations Facility Parcel shall include all portions of the Golf Operations Facility and the City and Indigo agree that the size of the Golf
   Operations Facility Parcel shall be kept to a minimum.
   Once the final legal description of the Golf Operations Facility Parcel is approved by the City and Indigo, that legal description shall be substituted as Exhibit "C-1" to this Lease by an amendment to this Lease.

        c. Personal Property. As part of this Lease and the consideration therefor, the City includes all of the personal property listed on Exhibit "D" attached hereto and made a part hereof including any personal property covered by equipment leases from third parties or other agreements by which property owned by third parties is located on the property described in Exhibit "B" and which Indigo has agreed to assume and which may be assignable to Indigo ("Personal Property"). Upon any termination of this Lease, substantially equivalent personal property in use, type, age and value must remain on the property described in Exhibits "B", "C" and "C-1" for use by the City in its operation as the owner of the real property described in Exhibits "B", "C" and "C-1".

   During the term of this Lease, the Personal Property owned by the City shall be deemed titled in Indigo for purposes of maintenance, repair, replacement and liability to remove all such liabilities from the City and to place all responsibilities therefor on Indigo. Any transfer of title necessary to title any such Personal Property in Indigo is without additional consideration as it is part of the Leased Premises and is being done at the City's request to protect it from liability. Further, because of the useful life of the Personal Property, the Personal Property will be replaced by Indigo at its sole cost and expense over the term of the Lease and it is the intention of the parties that Indigo be permitted to trade in, salvage or otherwise dispose of, non-functional items of Personal Property or items of Personal Property that have exceeded their useful life provided that they are replaced with suitable items of replacement personal property. Indigo acknowledges that any replacement personal property paid for or acquired by Indigo is part of the Personal Property and remains part of the Leased Premises upon any termination of this Lease. Indigo shall provide the City with a schedule of the Personal Property annually on September 1 of each lease year showing any replacement personal property and any item of Personal Property removed from service during the preceding lease year. Such schedule shall be in the same general format as Exhibit "D".

                  d. Leased Premises. The term "Leased Premises" as used herein shall mean the Personal Property, the real property described in Exhibit "B", the real property described in Exhibit "C" and the real property described in Exhibit "C-1".

                  e. Modifications to Leased Premises. The City and Indigo agree that the legal descriptions in Exhibits "B", "C" and "C-1" are subject to modifications upon development and construction of the second LPGA golf course, the Golf Operations Facility as hereinafter defined, the Club Facility as hereinafter defined, the resort hotel and further residential and other development in LPGA International by Indigo Development Inc.
   or its affiliates and their respective successors and assigns of the lands surrounding the Leased Premises. The City and Indigo agree to execute such releases, modifications or amendments to this Lease and any memorandum thereof as may be necessary to modify or finalize the legal descriptions of the Leased Premises provided that such releases, amendments or modifications to the Leased Premises shall not impair
   The operation of the Rees Jones LPGA golf course, the Arthur Hills LPGA golf course or the Golf Operations Facility.

                    f. Donation of Land and Depreciation of
   Improvements by Indigo.

                    i. Under the Master Agreement, Consolidated-Tomoka Land Co. (or its affiliates and subsidiaries, one of which is Indigo), is to donate to the City unimproved land for the two LPGA golf courses and the clubhouse. The City has agreed to accept the unimproved land for the Golf Operations Facility as hereinafter defined in lieu of the land for the clubhouse.
   It is anticipated that donation of the second LPGA golf course will be made reasonably close in time to the Commencement Date of this Lease and donation of the Golf Operations Facility
   Parcel as hereinafter defined will be made once the Golf
   Operations Facility as hereinafter defined has been designed and permitted. Nothing contained in this Lease is intended to change the donation of the unimproved land for the two
   LPGA golf courses and the Golf Operations Facility Parcel as hereinafter defined to the City. Notwithstanding the date the deeds to the second LPGA golf course and the Golf
   Operations Facility Parcel may be delivered to the City, the City agrees that the land deeded was unimproved. The
   City acknowledges that the donee of the unimproved land for the two LPGA golf courses and the Golf Operations
   Facility Parcel intends to take the fair market value of the unimproved real property as a charitable contribution for income tax purposes. The City acknowledges that these donations are of value to the City and its residents as these donations provide lands for recreational purposes at no cost to the City and provide economic benefits to the City. The City agrees to cooperate with the donee in establishing such charitable contribution and to provide such reasonable documentation thereof as the donee may request that is satisfactory for IRS purposes provided that the same does not create any liability to the City. The donee shall indemnify and hold the City harmless with respect to the donee's claimed charitable contribution.

                  ii. Under the Lease and the Development
   Agreement, Indigo is obligated to construct certain improvements including but not limited to the second LPGA golf course, the Second Course Snack Bar as hereinafter defined and the Golf Operations Facility as hereinafter defined.
   To the extent that these improvements are part of the Leased Premises or deemed to be part of the Leased Premises, such improvements are agreed to be leasehold improvements made by Indigo and not part of the donation of the unimproved real property for the second LPGA golf course and for the Golf Operations Facility. As such, Indigo shall have the right, to the fullest extent authorized by law or regulation, to take the depreciation on any leasehold improvements made by

   Indigo described in this Lease for income tax purposes and that during the term of this Lease the City does not have the right to the depreciation on any of the same for income tax purposes.

        2. GOLF OPERATIONS FACILITY AND CLUB FACILITY:

             a. Golf Operations Facility. Under the Development Agreement, Indigo has agreed to construct the Golf
   Operations Facility. The Golf Operations Facility as used in this Lease shall mean a pro shop for the sale of golf merchandise and clothing of a minimum of 2,000 square feet;
   golf professional and staff office, storage and other golf related space of a minimum of 1,000 square feet;
   locker facilities for at least 150 golfers; enclosed cart storage facility for at least 150 golf carts; and expansion of the existing LPGA golf course parking lot by at least 75 parking spaces. Additionally under the Development Agreement, Indigo has agreed to construct a snack bar, restrooms and starter area for the Arthur Hills LPGA golf course containing at least 750 square feet ("Second Course Snack Bar") on a part of the real property described in Exhibit "C". For purposes of this Lease, the Second Course Snack Bar is not part of the Golf Operations Facility and shall be constructed on a part of the real property described in Exhibit "C". The Golf Operations Facility shall be constructed on real property contiguous to a portion of the real property described in Exhibit "B" which is northerly of Champions Drive, easterly of the existing Rees Jones LPGA golf course parking lot and southerly of the lake adjacent to the existing 18th hole of the Rees Jones LPGA golf course and is part of the Leased Premises and is described in Exhibit ("C-1"). Upon completion of construction of the Club Facility as hereinafter defined and the Golf Operations Facility, the real property on which the Golf Operations Facility is located ("Golf Operations Facility Parcel") shall be described as set forth in Paragraph 1b above and the Lease amended accordingly. The Golf
   Operations Facility and the Club Facility as hereinafter defined may share a party wall. If the Golf Operations Facility and the Club Facility share a party wall, the terms of any such party wall agreement must be reasonably acceptable to the City.


             b. Substitute for Existing Snack Bar. If, during the term of this Lease, Indigo decides to cease the snack bar operation in the existing tournament/interim clubhouse, such snack bar operations may be included in the Golf Operations
   Facility provided that such substitute snack bar must increase the size of the Golf Operations Facility by at least 1,000 square feet and be comparable to the existing snack bar in the tournament/interim clubhouse. Alternatively, Indigo may build a substitute snack bar of at least 1,000 square feet in size which must be comparable to the existing snack bar on the real property described in Exhibit "B" provided that the substitute snack bar must be in reasonable proximity to the existing first, ninth, tenth and eighteenth holes of the Rees
   Jones LPGA golf course.  This right does not alter or modify
   Indigo's obligation to build the Second Course Snack Bar.

             c. Club Facility. The term "Club Facility" shall have the same definition herein as in the Development Agreement. The Club Facility is not part of the Leased Premises, is not part of the Golf Operations Facility and is not part of the Golf Operations Facility Parcel. The Club Facility does not become the property of the City under this Lease or any other agreement existing as of the date of this Lease.

        3. USE:

             a. Public Course. The Leased Premises shall be used primarily for the operation of a public golf course facility, subject to such limitations and restrictions as are set forth elsewhere herein. Such use shall include the operation of the two (2) eighteen (18) hole golf courses, three (3) practice holes, practice range, the existing tournament/interim clubhouse, putting greens, golf instruction, parking facilities and equipment rental, as well as snack bar operations and the Golf Operations Facility. The Golf Operations Facility shall be used in connection with and as an integrated part of the golf course operations.

             b. Prohibited Activities. Indigo agrees not to use the Leased Premises for, or carry on or permit any dangerous activity or any actionable nuisance. Indigo agrees to comply with all existing permits, laws and ordinances, municipal, state, federal and/or other governmental authority and any and all reasonable requirements or orders of any local municipal, state, federal or other governmental board or authority, present or future, relating to the condition, use, and occupancy of the Leased Premises. Anything herein to the contrary notwithstanding, Indigo may contest any such law, ordinance, requirement, order or regulation which it, in its reasonable judgment, deems unreasonable or inapplicable and may defer compliance therewith, or may defer compliance therewith without a contest, so long as said contest and/or noncompliance does not jeopardize the continuing operation of business as contemplated under this Lease. The enforcement or enactment of a City ordinance of other than protection of people and property from imminent peril which has a unique, permanent, material and substantial adverse impact which is different from present conditions on Indigo's ability to conduct its principal business on the Leased Premises or the ability of patrons, staff or purveyors to access the Leased Premises shall be grounds for terminating this Lease after notice and a reasonable opportunity to cure
   (including but not limited to consideration of amending or repealing the ordinance), whereupon City will remit to Indigo ONE HUNDRED PERCENT (100%) of all expenses incurred by Indigo, but not previously recovered, to that date, including the value of improvements made by Indigo and City will purchase, at fair market value, all equipment fixtures, supplies and inventory owned by Indigo and located on or used for the operations of Indigo at the Leased Premises which is not part of the Personal Property.

        4. TERM: POSSESSION:

             a. Initial Term. The initial term of this Lease shall be for a period of twenty-five (25) years, commencing upon September 1, 1997 ("Commencement Date"). Prior to the Commencement Date, Indigo, at its option and its sole risk, shall have the right to commence construction of the Arthur Hills LPGA golf course. Exhibit "E" attached hereto and made a part hereof shall govern the transfer of operational control of the Rees Jones LPGA golf course and other existing golf facilities from the City to Indigo on the Commencement Date.

            b. Option to Extend. Provided Indigo is not then in default under the terms of this Lease beyond any applicable grace period, Indigo is granted seven (7) options of five (5) years each to extend the term of this Lease on all of the same terms and conditions thereof, including rent. Indigo shall give written notice to the City of its election to exercise the option to renew anytime not later than six (6) months prior to the expiration of the initial term, or the term of this Lease as extended. The parties agree that nothing herein shall preclude the consideration for extending the term of the Lease beyond the extended terms if the respective parties should so elect and can agree. Whenever used in this Lease, the phrase "the term of this Lease," and any similar phrase, shall include both the initial term of this Lease and each renewal term, if such renewal term comes into existence.

             c. Surrender of Leased Premises by Indigo. Indigo agrees to peacefully surrender possession of the Leased Premises upon the termination of this Lease. Any holding over by Indigo after termination of this Lease shall not constitute a renewal hereof or give Indigo any rights hereunder in or to the Leased Premises. Any permits related to the Leased Premises upon termination of this Lease shall be assigned by Indigo to the City to the extent the same are assignable.

             d. Ownership of Buildings, Improvements and Fixtures. All buildings, improvements and permanent fixtures of whatsoever nature at any time constructed, placed, or maintained on any part of the Leased Premises shall be and remain the property of City upon termination of this Lease and the same are deemed to be leasehold improvements made by Indigo which Indigo may take depreciation on for income tax purposes as provided elsewhere herein.

             e. Ownership of Machinery or Equipment. As provided elsewhere herein, the Personal Property is part of the Leased Premises and is owned by the City. The City may purchase all machinery, equipment, inventory, trade fixtures and personal property which is not part of the Personal Property at book or then current market value, whichever is lower, not later than thirty (30) days following the termination of this Lease.

             f. Additional Improvements. Any improvements to the Leased Premises, other than the improvements discussed and described in this Lease or in the Development Agreement shall be subject to the prior approval of City, which approval shall not be unreasonably withheld or delayed. It is understood that trees, bushes, and similar materials are an integral part of the aesthetic beauty of the Leased Premises. No tree will be removed from the Leased Premises for purposes other than normal maintenance which includes removal of dead or dying trees, tree trimming, or removal of tree trunks that hinder play or maintenance on the golf course. Notwithstanding the foregoing, Indigo shall have the right to construct, modify and/or relocate existing drainage ponds, lines, pipes, ditches or other facilities located on and/or adjacent to the Leased Premises as may be deemed necessary to accommodate the design, development, operation and maintenance of the Rees Jones LPGA golf course and the Arthur Hills LPGA golf course, the Golf Operations Facility, the Club Facility and adjacent resort facilities upon development thereof; provided that such construction, modification and/or relocation of the drainage facilities otherwise complies with applicable governmental regulations, and further provided that upon the completion of such construction, modification and/or relocation, the drainage facilities reasonably accommodate the surface water drainage requirements of the Leased Premises. The City agrees to join in the execution of any easements, releases or other instruments to evidence such drainage facility modification or relocation.

        5. RENTAL PAYMENTS BY LESSEE:

             a. Annual Rent. As consideration for the use of the Leased Premises, Indigo shall pay to the City as and for rent an annual rent payment ("Annual Rent") pursuant to the following schedule:

                  i. Commencing on September 1, 1997 through and including August 31, 2002, the Annual Rent shall be Fifty Thousand and no/100 Dollars ($50,000.00) per lease year plus any applicable sales, use or other similar tax thereon.

                  ii. Commencing on September 1, 2002 through and including August 31, 2007, the Annual Rent shall be One Hundred Thousand and no/100 Dollars ($100,000.00) per lease year plus any applicable sales, use or other similar tax thereon.

                  iii. Commencing on September 1, 2007 through and including August 31, 2012 the Annual Rent shall be Two Hundred Fifty Thousand and no/100 Dollars ($250,000.00) per lease year plus any applicable sales, use or other similar tax thereon.

                  iv. Commencing on September 1, 2012 through and including August 31, 2022, the Annual Rent shall be Five Hundred Thousand and no/100 Dollars ($500,000.00) per lease year plus any applicable sales, use or other similar tax thereon unless the Annual Percentage Rent set forth in Section 5 b ii is greater than the Annual Rent in which event the rent shall be the Annual Percentage Rent.

                  v. During each of the seven (7), five (5) year option periods of this Lease, should Indigo exercise its option to extend the Lease, the Annual Rent shall be Five Hundred Thousand and no/100 Dollars ($500,000.00) per lease year plus any applicable sales, use or other similar tax thereon unless the Annual Percentage Rent set forth in Section 5 b iii is greater than the Annual Rent in which event the rent shall be the Annual Percentage Rent.

                  vi. One-twelfth (1/12/th) of the Annual Rent for each year shall be paid in advance to the City monthly, by the first day of each month, with the first monthly rent payment due on the Commencement Date. If the Annual Percentage Rent under
   Section 5b ii or iii is greater than the Annual Rent under Section 5a iv or v above, any Annual Rent paid for that lease year shall be credited against the Annual Percentage Rent due for that
   lease year.   As used herein the phrase "lease year" shall mean
   the one (1) year period beginning on September 1 and ending on August 31 of the next calendar year.

             b. Annual Percentage Rent. Commencing on the first day of September next occurring after a certificate of occupancy is issued for a resort hotel facility adjacent to the Golf Operations Facility Parcel and Club Facility and located on the Resort Parcel as same is identified on the LPGA Development
   Plan, annual percentage rent ("Annual Percentage Rent") plus any applicable sales, use or other similar tax thereon, shall, in addition to the Annual Rent payable to the City under Section 5a above except as expressly otherwise provided in this Lease, be paid to the City by Indigo pursuant to the following schedule:

                 i. Commencing on September 1, 1998 through and including August 31, 2012, in addition to the Annual Rent, Annual Percentage Rent shall be paid in an amount equal to seven percent (7%) of the annual gross revenues from the Leased Premises in excess of Five Million Dollars ($5,000,000) per lease year.

                  ii. Commencing on September 1, 2012 through and including August 31, 2022, Annual Percentage Rent shall be paid in an amount equal to seven percent (7%) of the annual gross revenues from the Leased Premises per lease year if, and only if, the Annual Percentage Rent is greater than the Annual Rent under
   Section 5a iv above.

                  iii. During each of the seven (7), five (5) year option periods of this Lease should Indigo exercise its option to extend the Lease, Annual Percentage Rent shall be paid in an amount equal to seven percent (7%) of the annual gross revenues from the Leased Premises per lease year if, and only if, the Annual Percentage Rent is greater than the Annual Rent under
   Section 5a v above.

                  iv. Any Annual Percentage Rent due under Section 5b ii or iii for any lease year shall be reduced by the Annual
   Rent paid under Section 5a iv or v for that lease year.

                  v. No Annual Percentage Rent shall be due under this Lease unless and until the condition precedent regarding the resort hotel set forth above is satisfied. Annual Percentage Rent shall be paid as set forth in subparagraph 5c below.

             c. Payment of Annual Percentage Rent. On or before sixty (60) days following the end of each lease year that the Annual Percentage Rent provision is in effect, Indigo shall deliver to the City a statement signed by a responsible accounting representative of Indigo and audited by an independent certified public accountant selected by Indigo, setting forth in reasonable detail on a lease year basis, the gross revenues realized from the lease operation for the preceding lease year.
   At this time, any Annual Percentage Rent then due will be paid to the City.

             d. Gross Revenues Defined. As used herein, "gross revenues" shall include all revenues received by Indigo or its agents which are related to its golf operations at the Leased Premises whether the transaction generating the revenues occurs on the Leased
   Premises or elsewhere in connection with the sale of golf course tee times, memberships, instruction, practice and range fees, golf equipment and apparel on the Leased Premises and the rental of golf carts (either automatic or the manual pull type) or other golf equipment and food and beverage sales on the Leased Premises. Further, "gross revenues" shall include all revenues in the form of commissions, rents, and other consideration received by Indigo from concessionaires, subtenants and independent contractors for instruction and other activities on the Leased Premises not identified in the preceding sentence. "Gross revenues" shall exclude any membership or other fees paid for, or allocated for, the use of the Club Facility, the sale of used equipment, trade fixtures or other capital assets, loan proceeds, capital contributions, condemnation proceeds, insurance proceeds, credits, allowances (but not allowances for bad debts) and refunds, returns of merchandise from customers, interest on late payment credit accounts, and the amount of any sales, use or excise taxes, taxes on rents and other similar taxes. Gross revenues shall not be deemed cumulative from one lease year to any succeeding lease year; rather, they shall be computed separately for each lease year on an accrual basis in accordance with generally accepted accounting principles. If, at any time, there is a bona fide dispute between the City and Indigo regarding what constitutes the gross revenues on which Annual Percentage Rate is to be based, the failure to pay the Annual Percentage Rent on the amount of gross revenues in dispute shall not be a default hereunder provided that the undisputed Annual Percentage Rent is timely paid and that any additional Annual Percentage Rent due is paid upon resolution of any such dispute.

             e. Records. Indigo shall, with respect to business done on the Leased Premises, keep true and accurate accounts, records, books and dates (hereinafter called "records"), in form satisfactory to the City, and show total gross revenues attributable from the Leased Premises. Accurate receipt printing cash registers or equivalent point of sale apparatus shall be installed and kept by Indigo on the Leased Premises which shall record each and every charge or sale made and service performed on or from the Leased Premises, such receipts to provide for and show the original holding and computing and totaling of the daily sales made and services performed and the daily gross receipts of the business done on the Leased Premises by Indigo.

             f. Inspection of Records: Audit. The City shall be entitled, at any time throughout the term of this Lease, to question the accuracy of any statement furnished by Indigo hereunder. For such purpose Indigo shall keep safe and intact for at least two (2) years after the end of each lease year all of Indigo's records, sales slips, and other materials Indigo is required to maintain hereunder with respect to gross revenues. Indigo shall, upon reasonable request of not less than five (5) business days, make the same available for examination at any reasonable time for two (2) years after the end of the lease year to which such records relate. Indigo hereby agrees that the City, its employees, agents and representatives, during normal working hours, shall have the right to inspect and examine all such records, sales slips and other such records, sales slips and other materials by which the City may be enabled to ascertain the amount of Indigo's gross revenues hereunder, provided no interruption of business activity occurs. Indigo agrees to furnish the City, upon written request, true and complete copies of its retail sales and use tax returns at the time such is filed with the State of Florida relative to its operations at the Leased Premises. The City may, once in any lease year, and once within two (2) years after expiration of any lease year, cause an audit of Indigo's business conducted of the Leased Premises to be made by a certified public accountant of the City's selection and, at the City's expense and during normal business hours. If the inaccuracy determined for any lease year exceeds five percent (5%) in favor of Indigo, then Indigo shall pay the reasonable costs of conducting the audit in addition to any unpaid Annual Percentage Rent.

             g. Payment. All amounts required to be paid to the City under the terms of the Lease shall be made in lawful money of the United States, at such place or places as may from time to time be designated by City by written notice given to Indigo.

             h. Use Interruption. Indigo will periodically prohibit or restrict play for fee in order to permit the LPGA to exercise its rights under the Master Agreement, to conduct charitable events, to protect the golf courses from inclement weather, to conduct routine and extraordinary maintenance and repairs, to rebuild the Leased Premises or parts thereof, or to otherwise benefit the Leased Premises, but such prohibition or restriction shall not relieve Indigo of its obligation to pay rent hereunder.

        6. OPERATION OF THE LEASED PREMISES AND GOLF OPERATIONS FACILITY:

             a. Services: Operation Plans. Indigo shall prepare or caused to be prepared an operational and marketing plan for each lease year dealing with Indigo's plans for handling and organization of such matters as starting times, group reservations, membership privileges, tournaments, encouragement of new golfers, maintenance of pace of play during peak periods and fee and price schedules. Indigo agrees to diligently pursue
   said operational and marketing plans.   The City understands that
   the operational and marketing plans may require adjustment over the course of the calendar year. It is the intent of the City and Indigo to communicate regularly to keep each other informed regarding the Leased Premises and its use.

             b. Fees and Charges: Days and Hours.

                  i. Days and Hours . Indigo shall operate the Leased Premises and furnish the services and facilities offered thereon in first-class manner. The Leased Premises and attendant facilities and services shall be open at least those hours normally utilized by golfers for play, within the greater Daytona Beach metropolitan area, which hours are, in general, deemed to be daylight hours in permissible weather. Indigo reserves the right to curtail or cease daily operation during periods of inclement weather.

                  ii. Fees and Charges.

                       (1) Indigo shall establish and keep current a comprehensive schedule of fees for golf play, fees for use of the practice academy, fees for memberships, fees for instruction, charges for practice range balls, charges for cart rentals and food and beverage prices which shall be available in writing at all times at the places such fees are normally paid. Any changes in fees or charges made by Indigo shall be furnished to City prior to the effective date of such changes. Changes in rates, charges and fees are determined solely by Indigo.
   It is understood that fees and charges will be competitive in the Daytona Beach area and/or similar to the fee structures of first class golf operations in other areas. A cash register
   (or similar) receipt, showing at least the date issued and amount paid, shall be issued to every person playing golf or paying any fee or charge included in gross revenues. Golfers shall be instructed to keep green fee receipts in their possession during play. It is understood that due to the importance of the pace of play, as well as the generation of revenues, that golf cart usage may be mandatory on the two golf courses and practice holes. Golf cart policies and pricing are directly and solely determined and controlled by Indigo.
   This specifically includes Indigo's right to prohibit entirely the use of privately owned golf carts and power hand-carts.


                  (2) Nothing contained in this provision or any other provision of this Lease shall prohibit or be deemed to prohibit Indigo from engaging in the normal and customary golf course operational practice of establishing membership fees and programs of various types to use the two LPGA golf courses, practice holes and other golf related facilities and of establishing a system of priority tee time reservations including but not limited to distinctions that are based upon residency, club membership, LPGA association, and resort guests (after the resort hotel is constructed and open for business), while consistently and contemporaneously making available sufficient daily greens fee play as is customary at golf courses open to the public.

                  (3) Indigo will make available to all residents of the City a reduced greens fee rate. The reduced rate will be a minimum of TEN PERCENT (10%) at any time off of the established retail rate and a minimum of TWENTY PERCENT (20%) at off-season times off of the established retail rates.

                  (4) The management, improvement, maintenance and operation of the Leased Premises and all of the facilities and services related thereto shall be under the control of persons familiar with the golf course business and shall be under the immediate supervision and direction of a manager representing, and subject to, the direction and control of Indigo. Indigo shall insure that an adequate number of personnel work at the Leased Premises to assure a first-class golf course and golf shop operation comparable to first-class resort facilities in the Central Florida area.

             c. Promotion of Name. Indigo agrees to do whatever is reasonably necessary to diligently promote, and offer to the public (subject to the rights of members) all the privileges of the two LPGA golf courses and other facilities on the Leased Premises. No names other than LPGA International or other names agreed to from time to time by the City and Indigo, the names to be selected for the golf courses, and the resort identifiers shall be used to identify, advertise and/or promote the two LPGA golf courses. The City and Indigo agree that any names selected for the two LPGA golf courses or any name selected other than LPGA International shall be subject to the approval of the LPGA which approval shall not be unreasonably withheld or delayed. Any advertising and promotional material used in connection with the Leased Premises is subject to the terms of the Master Agreement.

             d. Public Courses: Non-Discrimination. Subject to other provisions hereof, fair and equal use of the Leased Premises subject to other provisions hereof and the hiring, treatment and advancement of employees at the Leased Premises shall not, in any manner, be denied or abridged on the basis of race, sex, color, religion, ancestry, national origin or in any other arbitrary or discriminatory manner.

             e. Clubs, Tournaments and Special Events.


                  i. Clubs. Indigo agrees to encourage formation of responsible golfers' organizations by users of the golf facilities.

                  ii. Tournaments and Special Events. Indigo agrees to accommodate and encourage tournaments, both public and restricted, and to consider suggestions for events calculated to accommodate the public, promote golf play at the two LPGA golf courses, and otherwise mutually benefit the parties hereto.
   It is understood that Indigo reserves the right to conduct tournaments on the Leased Premises which shall be restricted to qualifying players. The scheduling of all tournaments and all applicable rules shall be determined by Indigo. Indigo shall use its best efforts to schedule any golf events or other special events requested by the City on the Leased Premises provided that the City makes such requests at least sixty (60) days prior to any such event. Indigo shall fulfill the City's obligations to the LPGA under the Master Agreement to provide the golf facilities for tournament and other activities under the terms and conditions provided therein. In connection with Indigo fulfilling the City's obligations to the LPGA to provide the golf facilities for tournament and other activities, the LPGA shall be required to provide or to cause to be provided liability insurance which may include such liability insurance as is provided by the tournament sponsor. Any such liability insurance provided hereunder shall be in such reasonable amounts insuring such risks and with such companies as reasonably determined by Indigo consistent with liability insurance generally provided by the LPGA or tournament sponsors for similar tournaments or other activities. Such liability insurance shall name the City and Indigo as additional insureds whether the liability insurance is provided by the LPGA or the tournament sponsor.

                   iii. Prices charged for golf tournaments or special events shall be determined by Indigo.

             f. Food and Beverage Service and Other Service.

                  i. Pursuant to the Development Agreement, Indigo will develop the Golf Operations Facility as part of the Leased Premises. It is an operational necessity that Indigo provide directly or indirectly the essential services for the operation of the Leased Premises, including food and beverage (including alcoholic beverage) service through snack bar facilities, golf pro shop for customary merchandise sales, locker rooms for players and cart rental and that such services be provided at a high quality by the Leased Premises.
   Indigo is obligated to consistently provide the highest standard of performance by the Leased Premises.

                  ii. It is the intent of the parties that the food and beverage service be provided through snack bar facilities on the Leased Premises as provided elsewhere herein. Such snack bar facilities shall be open for use by the public at all times necessary to serve the golfing public when the two LPGA golf courses are open and will be operated in accordance with existing restaurant and liquor laws, if applicable.

                  iii. All food and beverages sold or dispensed by Indigo shall be good quality and be well prepared and served properly. The standard of service provided shall be of equal quality or better of such services provided similar facilities at other resort golf courses in the Central Florida area. Indigo has the exclusive noncompetitive right to dispense all food and beverages on the Leased Premises.

                  iv. Prices charged for food and beverages shall be determined by Indigo.

             g. Liens. The City shall keep the Leased Premises and any improvements thereon free from any and all liens and mortgages (except Permitted Leasehold Mortgages as defined hereinafter) arising out of any work performed, materials furnished, or obligations incurred by the City, its employees, agents and contractors. Indigo shall not suffer or permit any mechanic's liens or other liens to be filed against the Leased Premises, nor against Indigo's leasehold interest in the land, nor any buildings or improvements on the Leased Premises by reason of any work, labor, services or materials supplied or claimed to have been supplied by Indigo. If any such mechanic's liens or materialmen's liens shall be filed against the Leased Premises or any buildings or improvements thereon, Indigo shall cause the same to be removed or, in the alternative, if Indigo desires to contest the same, Indigo may do so; but in such case, Indigo hereby agrees to indemnify and save City harmless from all liability for damages, including attorneys' fees, occasioned thereby and shall, in the event of a judgement on said mechanic's lien, cause the same to be discharged and removed prior to the execution of said judgment.

             h. Taxes.

                  i. During the term of this Lease, Indigo hereby agrees to pay, prior to delinquency, any fair and lawful taxes or assessments levied or assessed against the Leased Premises and in connection with the Leased Premises and Indigo's operation thereof, including taxes on all structures, improvements, and fixtures, now or hereafter, existing on the Leased Premises and on any personal property situated in, on, or about the Leased Premises, or in, on, or about any structures or improvements thereon; provided however, that Indigo may pay any such taxes and/or assessments under protest, and without liability, cost or expense to City, in good faith contest the validity or amount thereof. In the event Indigo shall be unsuccessful in any such contest, such taxes and any interest and/or penalties resulting therefrom shall be forthwith discharged by Indigo prior to execution. If, at any time during the term of this Lease, any lawful taxes or assessments are assessed against the Leased Premises or are increased on the Leased Premises, the City agrees to provide reasonable assistance to, and support of, Indigo in any dispute over any such taxes or assessments.

                  ii. If, at any time during the lease term, under the laws of the State of Florida or any political subdivision thereof, a tax or excise on rents or any other tax however described, is levied or assessed against Indigo on its rent or any portion thereof payable hereunder, Indigo covenants to pay and discharge such tax or excise on rents on or before the last day upon which same, or any installment thereof if the same may be paid in installments, may be paid prior to delinquency. It is agreed that a special City tax enacted hereafter that is directed specifically at golf operations shall be credited against rent payments under this Lease.

           i. Utilities.

                  i. City shall be responsible for bringing any potable water, sanitary sewer and reuse water utilities to the Leased Premises.

                  ii. Indigo shall pay, or cause to be paid, all charges except for irrigation as may be set forth elsewhere in this Lease for telephone, cable television, heat, gas, electricity, sanitary and storm sewer and potable water and all other utilities used on the Leased Premises throughout the term of this Lease.

                  iii. The City has had a plan in effect to irrigate the two LPGA golf courses on the Leased Premises with reuse water. Indigo agrees to accept and use such water for irrigation. The City is responsible for obtaining and making available to the Leased Premises all irrigation water necessary for use on the Leased Premises which will be supplied by City from whatever sources it may select. The City will guarantee the delivery of sufficient water suitable for irrigation per lease year to maintain both golf courses at all times in championship condition as hereinafter defined. The City shall be responsible for any easements required in bringing said water to the Leased Premises. The delivery schedule of water is determined by Indigo.

             j. Trash. The prompt, efficient collection and disposal of trash, clippings, and refuse is essential to the proper maintenance of golf courses, and Indigo shall be responsible for such collection and disposal from the Leased Premises at its own expense and in accordance with applicable laws and ordinances. Indigo shall not pile or store (except temporarily awaiting prompt collection in service areas out of public view and approved by City) clippings, trimmings, cans, cartons, barrels, used equipment, scrap or other similar debris on or about the Leased Premises or suffer the same to occur.

        7.     MAINTENANCE AND REPAIRS:

             a. Net Return. It is the intention of the parties hereto that the income for the term of this Lease shall constitute a net return to the City, excluding any expenses, charges or other deductions whatsoever other than such services as are specifically required to be supplied hereunder by the City.
   Indigo agrees at its expense to keep and maintain the Leased
   Premises and the improvements thereon, including but not limited thereto, all electrical and plumbing fixtures and wiring, plate glass, all wall and floor coverings, all painting and decorating, golf course roadways and parking lots, including the irrigation system, fixtures, trade fixtures, equipment, including HVAC, utilities and landscaping, in good operable, usable and sanitary order and repair, reasonable wear and tear and casualty loss excepted. The City may advise Indigo in writing of any reasonable deficiency noted in the maintenance of the Leased Premises, which deficiency shall be cured within an appropriate period of time.

             b. Maintenance of Golf Courses. The golf facilities, and in particular the playing grounds of the two LPGA 18 hole courses and practice holes, must be maintained at the highest level commensurate with the quality of the professional tournament and other special activities the golf facilities are to provide.
   The standard shall be known as "Championship Condition" and shall equal the standard presently existing for regular play at PGA National, TPC's Sawgrass, Lake Nona, Grand Cypress and other highly rated golf experiences. Notwithstanding the foregoing, Indigo shall be permitted to continue and expand, subject to the consent of the LPGA which consent shall not be unreasonably withheld or delayed, the existing maintenance program of the Rees Jones LPGA golf course and practice holes whereby certain sodded or grassed areas are being replaced with natural vegetation, whereby the frequency of mowing areas outside of the normal playing areas of the Rees Jones golf course and practice holes has been significantly reduced and whereby the mowing of some remote areas is very infrequent; provided however such maintenance program shall not diminish the championship condition of the Rees Jones LPGA golf course and practice holes.

             c. Alterations. All remodeling, rebuilding or alterations deemed necessary by Indigo shall be made by Indigo with the prior consent of the City, which consent shall not be unreasonably withheld if such remodeling and rebuilding meets or exceeds original quality.

             d. Master Agreement Obligations. Indigo hereby assumes the obligations of the City under the Master Agreement concerning the operation and maintenance of the Leased Premises. In particular, but without limitation, the wetland areas and stormwater and reuse water drainage and storage facilities are connected to and operate interdependently with surrounding properties of Consolidated-Tomoka Land Co. and its related entities or affiliates and successors. Regulatory permits also govern the operation and maintenance of the wetlands areas and stormwater and reuse water transmission, storage and disposal. Indigo shall be responsible for regulatory compliance and obligations of the City for the Leased Premises under the Master Agreement.

             e. Compliance with Laws. Indigo covenants and agrees to comply with all environmental laws, including without limitation those environmental laws that relate to the handling of hazardous materials on or about the Leased Premises. The indemnity provisions of paragraph 9 shall apply without limitation to this subparagraph.


        8.  INSURANCE:

             a. Liability. Indigo shall, throughout the lease term, at its own cost and expense, procure and maintain in full force and effect comprehensive general liability, automobile liability, and property damage insurance insuring Indigo for loss, damage or liability for personal injury, death or damage to property resulting from any cause whatsoever, including without limitation the acts and/or omissions of the insured parties incident to the use of, or resulting from an occurrence on or about, the Leased Premises, with minimum limits of liability of FIVE HUNDRED THOUSAND DOLLARS ($500,000) for personal injury to or death of one person, and ONE MILLION DOLLARS ($1,000,000) for personal injury to or death of two or more persons in each occurrence or event, and in a minimum of FIVE HUNDRED THOUSAND DOLLARS ($500,000) for damage to property resulting from each occurrence or event, or in lieu thereof a combined single limit of not less than ONE MILLION DOLLARS ($1,000,000). Indigo shall procure such liability and builder's risk insurance during any construction under the Development Agreement or otherwise while this Lease is in effect. Additionally, the LPGA shall be named as an additional insured provided that naming the LPGA as an additional insured is permitted by Indigo's insurance carrier at a nominal charge. The City shall be named an additional insured. Limits of liability may be raised by the City to reasonably adjust for changed economic conditions provided the same are consistent with the liability limits of similar golf facilities in Central Florida.

             b. Property Insurance.

                  i. Throughout the term of this Lease, Indigo agrees, at Indigo's cost and expense, to keep all buildings upon the Leased Premises, including improvements, insured against loss covered by all risk insurance in an amount equal to the full replacement value thereof. The "replacement value" shall be determined as the said insurance is initially taken out and shall be updated on an annual basis, and Indigo shall promptly notify the City, in writing, of such determination. Said insurance policy or policies shall be issued in the names of the City and Indigo, as their respective interests appear.

                  ii. In the event of damage or destruction to any structure(s) and/or improvement(s) on the Leased Premises during the term hereof, notwithstanding the cause or causes thereof, Indigo shall forthwith repair, restore, or rebuild the structure(s) and/or improvement(s) to the same condition as immediately before such injury, damage or destruction, whether or not said damage or destruction was insured against, and whether or not the amount of insurance proceeds, if any payable by reason of such damage or destruction, is sufficient to cover the cost of repairing, restoring, or rebuilding. The City agrees to disburse any insurance proceeds received by it in installments to Indigo's contractor in payment of costs of reconstruction upon presentation of Indigo's architect's or engineer's certificates showing the amount then reasonably due therefore. Any insurance proceeds received directly by Indigo shall be applied toward Indigo's costs of reconstruction and at Indigo's discretion.

                  iii. Indigo agrees that all of the insurance required under this provision shall be in the form and with companies authorized to do business in the State of Florida; shall provide that it shall not be subject to cancellation or change except after at least FORTY-FIVE (45) days prior written notice to City; and the policies or duly executed certificates for them, together with satisfactory evidence of the payment of the premiums thereon shall be deposited with the City upon the commencement of the term hereof, and upon renewal of such policies, not less than THIRTY (30) days prior to the expiration of the term of such coverage. Should Indigo fail, after making every reasonable effort, to effect, maintain, or renew any kind of insurance herein required of Indigo in the required amount, or to pay the premium thereof or deposit with City the certificates thereof, as hereinabove provided, then in any said events, it becomes the City's obligation so to do and such insurance and any sums expended by the City for such insurance shall be repaid by Indigo to the City forthwith. The City hereby agrees that any policies herein required may be provided through blanket policies. As circumstances change during the term hereof, the City may, from time to time, require reasonable revisions and changes in the foregoing insurance requirements and Indigo agrees to comply therewith with such reasonable requirements.

        9.  INDEMNIFICATION:
             Indigo shall protect, indemnify and save harmless City, its officers, agents, and employees, from and against any and all claims, demands and causes of action of any nature whatsoever for injury to or death of persons, or loss or damage to property, occurring on the Leased Premises or in any manner growing out of or connected with the lease of the Leased Premises or Indigo's construction, development, or operation of the facilities contemplated by this Lease. This section shall not operate to require Indigo to defend or indemnify the City with regard to suits arising out of this Lease or of the authority of City to enter into this Lease or to defend or indemnify City for injury to or death of persons or loss or damage to property caused solely by the City, its officers, agents or employees.

        10.  PROVISIONS PERTAINING TO ENTIRE AGREEMENT:

             a. Notices. All notices to be given hereunder shall be in writing and shall be deemed given when personally delivered or when deposited in the United States Mail, postage prepaid, certified return receipt requested, or registered, addressed as follows:

        TO CITY:     The City of Daytona Beach
                     Attention: City Manager
                     Post Office Box 2451
                     Daytona Beach, Florida 32115-2451

                     and

                     The City of Daytona Beach
                     Attention: City Clerk
                     Post Office Box 2451
                     Daytona Beach, Florida 32115-2451


        TO LESSEE:   Indigo International Inc.
                     Attention: William H. McMunn
                     Post Office Box 10809
                     Daytona Beach, Florida 32120-0809

                     and

                     Indigo International Inc.
                     Attention: Robert F. Apgar
                     Post Office Box 10809
                     Daytona Beach, Florida 32120-0809

        Either party may change the address or the name or title of the person to receive such notice by providing written notice of such change in the manner provided herein for such notice. Indigo and the City agree that under the LPGA Master Agreement, the LPGA has certain rights and privileges which may be affected by a breach or default under this Lease. The City and Indigo shall use best efforts to provide the LPGA with a copy of any notice provided under this Lease which is regarding any matter related to the Master Agreement.

             b. Waiver of Subrogration. The City hereby releases Indigo and Indigo hereby releases the City, and their respective directors, officers, agents, employees and servants, from any and all claims or demands for damages, loss, expense or injury to the Leased Premises, or other property of either the City or Indigo in, about, or upon the Leased Premises, as the case may be, which be caused by or result from perils, events or occurrences which are the subject of insurance carried by the respective parties and in force at the time of any such loss; provided, however, that such waiver shall be effective only to the extent permitted by the insurance covering such loss and to the extent such insurance is not prejudiced thereby or the expense of such insurance is not thereby increased.

             c. Default.

             i. The following acts or events shall be considered acts of default by Indigo ("Event of Default"):

                         (1) Indigo, after written notice, shall continue to default in the payment of rent or any other sum or sums due under this Lease for a period of FIFTEEN (15) days; or

                    (2) Indigo's continued default in
   performance of any other covenant of this Lease for a period of more than thirty (30) days after delivery of written notice of such default to Indigo by the City (if such default cannot reasonably be cured within said thirty (30) day period, Indigo shall have such additional time to cure said default as Indigo may reasonably require, providing Indigo uses due diligence in attempting to cure said default); or

                           (3) Indigo's default under the Development
   Agreement.

                  ii. Upon the occurrence of any Event of Default (but subject to the provisions of Section 10c iii, iv and v), the City, at the City's option:

                           (1) may, upon such notice or without notice, as may be reasonable under the circumstances, pay the amount or perform the obligation. All amounts paid by the City and all costs and expenses incurred by the City in connection with the performance of any of those obligations (together with interest at the daily prime rate as announced by Barnett Banks of Florida or its successor from the date of the City's paying the amount or incurring each cost or expense until the date of full repayment by Indigo) will be payable by Indigo to the City upon written demand therefor, accompanied by written evidence or documentation supporting such cost or expense.
   In the event Indigo fails to pay such reimbursement expenses within thirty (30) days following written demand therefor, such reimbursement expenses may be collected by lien against the leasehold estate created hereby and foreclosure thereof; or

                           (2) may seek to enforce its rights
   hereunder by injunction or specific performance or any other remedy available at law or in equity.

                  iii. If the Event of Default is the failure of Indigo to pay any rent due hereunder on or before the fifteenth day after notice of such delinquency, Indigo shall also pay the City a late charge equal to five percent (5%) of the amount of rent not paid when due and all of City's reasonable expenses that arise from such failure.

                  iv. The following shall apply if the failure of Indigo to pay rent continues for one month after City gives notice to Indigo of such failure:

                     (1) Indigo shall pay the City liquidated damages equal to one-third of the monthly portion of the Annual Rent in addition to the unpaid rent; and

                     (2) Indigo shall pay the City all of the City's reasonable expenses that arise from Indigo's failure to make the payment when due.

                  v. The following shall apply if the failure of Indigo to pay rent continues for two months or more after the City gives notice to Indigo of such failure:

                     (1) In addition to the unpaid rent, Indigo shall pay the City liquidated damages equal to one-third of the monthly portion of the Annual Rent for each month during the period beginning on the due date of the monthly portion of the Annual Rent payment and ending on the date of payment of unpaid portion of the Annual Rent and liquidated damages; and

                     (2) Indigo shall pay the City all of the City's reasonable expenses that arise from Indigo's failure to make the payment when due; and

                     (3) The City may also give Indigo notice that the continued failure to pay constitutes a "Substantial Event of Default." The notice shall state that, unless the Substantial Event of Default is cured within thirty (30) days, the City intends to pursue its remedies pursuant to subsection 10c vi, below.

                 vi. Notwithstanding anything to contrary herein, any uncured Event of Default which substantially impairs the value to the City of this Lease or the Leased Premises (i.e., the failure to pay delinquent taxes which are not being contested in good faith as provided in Section 5h, above, and which renders the Leased Premises in danger of being forfeited, the failure to maintain the two LPGA golf courses in championship condition, or any uncured Event of Default described in Section 10c v (3), above, is hereinafter referred to as a "Substantial Event of Default." Upon the occurrence of a Substantial Event of Default, the City, at the City's option, may either pursue any of the remedies set forth in ii, iii or iv above, or may give Indigo notice that the failure to cure the Event of Default constitutes a "Substantial Event of Default." The notice shall state that, unless the Substantial Event of Default is cured within thirty (30) days, the City shall declare this Lease terminated and will proceed to retake possession of the Leased Premises and all attachments and fixtures thereto.

                   vii. The following acts or events shall be considered acts of default by the City ("Event of Default"):


                       (1) The City's continued default in performance of any covenant or provision of this Lease for a period of more than thirty (30) days after delivery of written notice of such default to the City by Indigo (if such default cannot reasonably be cured within said thirty (30) day period, the City shall have such additional time to cure said default as the City may reasonably require providing the City uses due diligence in attempting to cure such default).

                       (2) If any such default is not timely cured by the City, Indigo shall have all rights and remedies available at law or in equity for such default.

             d. Eminent Domain.

                  i. If the Leased Premises shall be taken or condemned for any public or quasi-public use or purpose, by right of eminent domain or by purchase in lieu thereof, or if a portion of the Leased Premises shall be so taken or condemned that the portion remaining is not sufficient and suitable, in Indigo's reasonable judgment, for the operation of two 18 hole golf courses and the Golf Operations Facility, then this Lease and the term hereby granted shall cease and terminate as of the date on which the condemning authority takes possession.

                  ii. If a portion of the Leased Premises is taken, and the remaining portion can, in Indigo's reasonable judgment
   (subject, however, to the rights of any Permitted Leasehold
   Mortgagee), be adapted and used for the conduct of Indigo's operations, then this Lease shall continue in full force and effect.

                  iii. The entire award for the Leased Premises so taken shall be apportioned between the City and Indigo as follows: if this Lease terminates due to a taking or condemnation, Indigo shall be entitled to the value of Indigo's interest in the improvements and the value of Indigo's leasehold estate so taken or condemned, and the City shall be entitled to the balance of the award; if this Lease does not terminate due to such taking or condemnation, Indigo shall be entitled to the entire award to the extent required for restoration of the Leased Premises, and out of the portion of the award not applied to restoration, Indigo shall have the right to the amount by which the value of Indigo's interest in the improvements and the value of Indigo's leasehold estate was diminished by the taking of condemnation, and the City shall be entitled to the balance of the award. If this Lease does not terminate due to a taking or condemnation, then: Indigo shall, with due diligence, restore the remaining portion of the demised land and the improvements to a complete, independent and self-contained architectural unit; the entire proceeds of the award shall be deposited with a bank approved by the City and Indigo and the amount so deposited will thereafter be disbursed to Indigo upon restoration and reconstruction of the improvements until the restoration has been completed and Indigo has been reimbursed for all the costs and expenses thereof.

                  iv. If the temporary use (but not title) of the Leased Premises is taken, this Lease shall remain in full force and effect, and there shall be no abatement of rent. Indigo shall receive the entire award for such temporary taking to the extent it applies to the period prior to the end of the term; and the City shall receive the balance of the award.

                  v. If the City and Indigo cannot agree with respect of any matters to be determined under this Section, a determination shall be requested of the Court having jurisdiction over the taking, and if said Court will not accept such matters for determination, either party may have the matters determined by a Court having jurisdiction over the parties.

                  vi. Notwithstanding any provision to the contrary, Indigo shall be entitled to any award or payment for moving and/or relocation or business interruption. If the City is the condemning authority, in addition, the City agrees to reimburse Indigo for all capital expenditures incurred but not previously recovered to that date.

             e. Enforceability. The terms, covenants, and conditions contained herein shall be binding upon and enforceable by the parties hereto and their respective heirs, executors, administrators, successors and assigns subject to the restrictions herein imposed on assignment by Indigo.

             f. Independent Contractor. For all the purposes hereunder, Indigo is and shall be deemed to be a tenant and an independent contractor.

             g. Attorneys' Fees and Costs. If legal action shall be brought by either of the parties hereto for the unlawful detainer of the Leased Premises, for the recovery of any rent due under the provisions of this Lease, or because of the breach of any term, covenant or condition hereof, the party prevailing in such action shall be entitled to recover from the party not prevailing, costs of suit and a reasonable attorney fee which shall be fixed by the Court.

             h. Third Party Beneficiary. The LPGA is a direct third party beneficiary of this Lease as a party to the Master Agreement.
   In exercising any enforcement rights, the LPGA shall not have any right to any remedy at law including damages but the LPGA shall have any and all equitable remedies including injunctive relief and specific performance. This provision was inserted in this Lease at the request of the LPGA and has been approved by and consented to by the LPGA.

        11.  ESTOPPEL LETTERS:

        The City and Indigo hereby covenant and agree that each of them shall, without charge and at any time from time to time within ten (10) days after request by the other, deliver a written instrument to the other or to any person specified by the other, which written instrument shall state the following information:

             a. That this Lease is unmodified and in full force and effect (to the extent the same is true), or if there has been any modification, that the same is in full force and effect as so modified (to the extent the same is true), and identifying each such modification; and

            b. Whether there are any existing defaults with respect to the terms of this Lease known by the party executing said instrument with respect to the other party, and if any such defaults are known, specifying the same; and

             c. The dates to which rental and all other charges hereunder have been paid. If such instrument is directed to a potential mortgagee of either party's interest, the City and Indigo additionally agree that it shall contain an undertaking by the party executing the same to notify such mortgagee of any default by the mortgagor under this Lease and to give such mortgagee a reasonable opportunity (which, in all events shall not be less than thirty (30) days to cure the same); provided, however, nothing herein contained shall be construed to require the City to subordinate the fee simple title to the Leased Premises to the lien of any mortgage.

        12.  COVENANT OF QUIET ENJOYMENT:

        So long as Indigo keeps and performs all of the covenants and conditions on its part to be kept and performed under this Lease, the City covenants and agrees that Indigo shall have quiet and undisturbed possession and enjoyment of the Leased Premises for the term of this Lease including any extensions thereof.

        13.  ASSIGNMENT:

        The City has entered into this Lease with Indigo in reliance on established qualifications and business experience of Indigo's management team. Consequently, Indigo may assign this Lease to its parent corporation, any sister corporation or any affiliate of it or any entity controlled by its parent corporation, any sister corporation or any affiliate of it without the consent of the City. Additionally, Indigo may assign the Lease under the same terms and conditions contained herein to an assignee other than as described above and be released from all obligations under this Lease provided that the City consents to such assignment which consent shall not be unreasonably withheld by the City.
   The City may disapprove any assignment and the same shall not be deemed to be unreasonable if: (a) assignee is not of the highest repute, (b) the assignee does not have substantial experience in first-class golf course management, (c) the assignee does not have the present qualifications to operate the Leased Premises in a first-class manner, (d) the assignee does not have the financial resources necessary to successfully operate and maintain the Leased Premises and pay the rents provided herein, and (e) as measured by a totality of qualities the assignee is not an equivalent or better entity to fulfill the obligations of the Lease and goals of the Master Agreement and the assignee does not have the ability to generate equal or greater gross revenues than Indigo. The City and Indigo agree that any assignment of this Lease shall also require the consent of the LPGA which consent shall not be unreasonably withheld or delayed. Indigo may sublease part or all of the Leased
   Premises without the consent of the City. No assignment of part of the Leased Premises shall be permitted.

        14. PERMITTED LEASEHOLD MORTGAGE:

             a. Right to Mortgage. Provided Indigo is not then in default under the terms of this Lease beyond any applicable grace period, Indigo and every successor and assign of Indigo is hereby given the right by the City, in addition to any other rights herein granted and without any requirement to obtain the City's consent, to mortgage or grant a security interest in Indigo's interest in this Lease and the Leased Premises subject to the terms of this Lease and any sublease(s), under a leasehold mortgage to a Lending Institution as hereinafter defined, or to any entity, person or persons owning a controlling interest in Indigo, and/or to any entity owned or controlled by the controlling owners of Indigo, or under a purchase money leasehold mortgage in connection with any sale of such interest, and to assign this Lease and any sublease(s) as collateral security for such leasehold mortgage, upon the condition that all rights acquired under such leasehold mortgage shall be subject to each and all of the covenants, conditions and restrictions set forth in this Lease and to all rights and interests of the City herein, none of which covenants, conditions, restrictions, rights or interest is or shall be waived by the City by reason of the right given to mortgage or grant a security interest in Indigo's interest in this Lease and the Leased Premises, except as expressly provide herein. Indigo agrees that it shall notify the City in writing of any such mortgage or grant of a security interest and identify the mortgagee.

             b. Mortgage Definitions. Any mortgage made pursuant to this Section is herein referred to as a "Permitted Leasehold Mortgage," and the holder of or secured party under a Permitted Leasehold Mortgage is herein referred to as a "Permitted Leasehold Mortgagee." A "Permitted Leasehold Mortgage" shall include whatever security instruments are used in the locale of the Leased Premises, such as, without limitation, mortgages, deeds of trust, mortgage deeds, security deeds and conditional deeds, as well as financing statements, security agreements and other documentation which the lender may require. The words "Lending Institution," as used in this Lease, shall mean any commercial, national or savings bank, savings and loan association, trust company or insurance company, and any other entity approved by the City as a Lending Institution. The City shall not unreasonably withhold its approval of a nationally respected lender-mortgagee (such as an eleemosynary institution or foundation, publicly held corporation, real estate investment trust, pension fund or the like).


             c. Notices to Permitted Leasehold Mortgagee. If a Permitted Leasehold Mortgagee shall send the City a copy of its leasehold mortgage, together with written notice specifying the name and address of the Permitted Leasehold Mortgagee, all in accordance with the requirements for Notices as provided in Section 10a hereinabove, then so long as such Permitted Leasehold Mortgage shall remain unsatisfied of record or until written notice of satisfaction is given by the holder to the City, the following provisions shall apply (in respect of such Permitted Leasehold Mortgage and of any other Permitted Leasehold Mortgages):

                  i. There shall be no cancellation, termination, surrender, acceptance of surrender, amendment or modification of this Lease by joint action of the City and Indigo, nor shall the City recognize any such action by Indigo alone, without in each case obtaining the prior consent in writing of the Permitted Leasehold Mortgagee (In no event shall the City be obligated to obtain the prior consent of the Permitted Leasehold Mortgagee in order to initiate any of the remedies of landlord upon the occurrence of any Event of Default, as specified in Section 10c, above.) nor shall any merger result from the acquisition by, or devolution upon, any one entity of the fee and the leasehold estates in the Leased Premises.

                  ii. The City shall, upon serving Indigo with any notice, whether of default or any other matter, simultaneously serve a copy of such notice upon the Permitted Leasehold Mortgagee, and no such notice to Indigo shall be deemed given unless a copy is so served upon the Permitted Leasehold Mortgagee in the manner provided in this Lease for the giving of notice.

                  iii. In the event of any default by Indigo under this Lease, the Permitted Leasehold Mortgagee shall have the same period, after service of notice upon it of such default, to remedy or cause to be remedied or commence to remedy and complete the remedy of the default complained of as Indigo has hereunder for such default, and the City shall accept such performance by or at the instigation of such Permitted Leasehold Mortgagee as if the same had been done by Indigo. Each notice of default given by the City shall state the amounts of whatever rent and other payments herein provided for are then claimed to be in default or the other causes of the default.

                  iv. If the City shall elect to terminate this Lease by reason of any default of Indigo, the Permitted Leasehold Mortgagee shall not only have the right to nullify any notice of termination by curing such default prior to the effective date of termination but shall also have the separate right to postpone and extend the specified date for the termination of this Lease as fixed by the City in its notice of termination to a date that is six (6) months following the date of the Permitted Leasehold Mortgagee's "Abatement Notice" (as hereinafter defined), provided that, prior to the effective date of termination, such Permitted Leasehold Mortgagee shall give written notice to the City ("Abatement Notice") that the Permitted Leasehold Mortgagee shall agree with the City to accomplish the following within the times hereinafter provided and shall, in fact, accomplish the following in a timely manner: (A) cure or causes to be cured within thirty
   (30) days following the date of the Abatement Notice any then existing monetary defaults of which the Permitted Leasehold Mortgagee has knowledge; (B) pay or cause to be paid during such abatement period any rent and other monetary obligations of Indigo hereunder of which the Permitted Leasehold Mortgagee has knowledge, as the same fall due; (C) promptly cure or cause to be cured any other defaults that such Permitted Leasehold Mortgagee can cure and of which the Permitted Leasehold Mortgagee has knowledge within thirty (30) days after delivery of the Abatement Notice or delivery of notice of default by City to the Permitted Leasehold Mortgagee (whichever is later) and if such default cannot reasonably be cured within said thirty (30) day period, the Permitted Leasehold Mortgagee shall have such additional time to cure said default as the Permitted Leasehold Mortgagee may reasonably require, providing the Permitted Leasehold Mortgagee uses due diligence in attempting to cure said default; and
   (D) forthwith take steps to acquire or sell Indigo's interest in this Lease by foreclosure of the Permitted Leasehold Mortgage or otherwise and thereafter prosecute the same to completion with reasonable diligence. If, at the end of said six (6) month period, the Permitted Leasehold Mortgagee shall be actively engaged in steps to acquire or sell Indigo's interest herein and is in compliance with the other conditions set forth in (A) through (C), the time for said Permitted Leasehold Mortgagee to comply with the applicable provisions of this subparagraph iv shall be extended for such period as shall be reasonably necessary to complete such steps with reasonable diligence upon the same conditions, not to exceed an additional three (3) months.
   If Indigo's interest is acquired or sold as aforesaid by foreclosure of the Permitted Leasehold Mortgage or otherwise during said six (6) month period, as the same may be extended as aforesaid, the intended termination of this Lease by the City under the aforesaid notice will be automatically nullified, and this Lease will continue as if said notice of termination had never been given, provided that the Permitted Leasehold
   Mortgagee complied with the covenants itemized in (A), (B) and (c) in this Subsection iv above, or shall require the purchaser of the Indigo's interest to comply with the covenants itemized in
   (A), (B) and (C) in this Subsection iv above, in the event that such defaults were not capable of being cured prior to the foreclosure sale or deed in lieu thereof.

                  v. In the event of termination of this Lease by reason of any uncured default by Indigo, the City will promptly notify the Permitted Leasehold Mortgagee of such termination and the amount of any sums then due to the City under this Lease, and the Permitted Leasehold Mortgagee shall have the right to have the City enter into a new lease of the Leased Premises with the Permitted Leasehold Mortgagee or a nominee or other person controlled by such Permitted Leasehold Mortgagee (hereinafter referred to in this subparagraph as its "nominee") in accordance with the following provisions:

                       (1) The Permitted Leasehold Mortgagee or its nominee or any other entity approved by City, shall be entitled to such new lease if the Permitted Leasehold Mortgagee shall make written request upon the City for such new lease on or before the date which is thirty (30) days after the date on which the Permitted Leasehold Mortgagee shall have received the notice from the City of such termination and if such written request is accompanied by the Permitted Leasehold Mortgagee's agreement to pay to the City upon the execution and delivery of the new lease the sums which would then be due to the City under this Lease had this Lease remained in effect and to cause to be cured any other defaults outstanding under the Lease that such Permitted Leasehold Mortgagee can cure and of which the Permitted Leasehold Mortgagee has knowledge.

                       (2) Said new lease shall be for what would have been the remainder of the term hereunder if this Lease had not terminated, effective as of date of such termination, at the rent and upon the terms, provisions, covenants and agreements as herein contained, including all rights and options herein contained;

                       (3) To the extent within the control of the City, such new lease shall be prior to any mortgage or other lien, charge or encumbrance on the fee of the Leased Premises (except taxes and assessments) and, if so requested by the Permitted Leasehold Mortgagee, shall be accompanied by a conveyance quitclaiming any right, title or interest of the City in and to the improvements on the Leased Premises and the furnishings during the term of the Lease. Such new lease shall, however, be subject to the same conditions of title as this Lease is subject to on the date of the execution hereof;

                       (4) In said new lease, the Permitted Leasehold Mortgagee or its nominee shall agree to perform and observe all covenants herein contained on the lessee's part to be performed, except that all of the obligations and liabilities of the Permitted Leasehold Mortgagee or its nominee as lessee under the new lease shall cease and terminate upon any assignment of the new lease or the sooner expiration or termination thereof and shall be subject to any limitation on liability contained therein.


                  vi. The Permitted Leasehold Mortgagee shall be given notice of any arbitration or other proceeding or dispute by or between the parties hereto, and shall have the right to intervene therein and be made a party to any such arbitration or other proceeding. In any event, the Permitted Leasehold Mortgagee shall receive notice of, and a copy of, any award or decision made in said arbitration or other proceeding.

                  vii. The name of the Permitted Leasehold Mortgagee shall be added to the loss payable endorsement of any and all fire and other casualty insurance policies to be carried by the City or Indigo in respect of the Leased Premises and all such policies shall state that the insurance proceeds are to be paid to the Permitted Leasehold Mortgagee to be held for the benefit of the parties hereto and applied in the manner specified in this Lease.

                  viii. Any award or payment in condemnation or eminent domain in respect of the Leased Premises shall be paid to the Permitted Leasehold Mortgagee for the benefit of the parties hereto and applied in the manner specified in this Lease.

                  ix. No fire or casualty loss claims shall be settled and no agreement will be made in respect of any award or payment in condemnation or eminent domain without in each case the prior written consent of the Permitted Leasehold Mortgagee, which consent shall not be unreasonably withheld.

                  x. Except where the Permitted Leasehold Mortgagee has become the lessee, no liability for the payment of rent or the performance of any of Indigo's covenants and agreements hereunder shall attach to or be imposed upon the Permitted Leasehold Mortgagee (other than any obligations assumed by the Permitted Leasehold Mortgagee), all such liability (other than any obligations assumed by the Permitted Leasehold Mortgagee) being hereby expressly waived by the City.

             d. The City shall, upon request, execute, acknowledge and deliver to each Permitted Leasehold Mortgagee an agreement prepared at the sole cost and expense of Indigo, in form satisfactory to the Permitted Leasehold Mortgagee and the City, among the City, Indigo and the Permitted Leasehold Mortgagee, agreeing to all the provisions of this Section.

        15. JURISDICTION:

             Any dispute, controversy, interpretation or any other matter regarding this Lease between the City and Indigo which cannot be resolved by the City and Indigo shall be determined by the Circuit Courts of Volusia County, Florida.

        16.  RECORDATION:

             A memorandum of this Lease will be recorded in the local public records. Additionally, the parties shall execute and record any corrective or supplemental memoranda of this Lease upon the determination of the final legal description for the second LPGA golf course and the Golf Operations Facility Parcel and upon any modification to the Leased Premises.

        17.  RADON DISCLOSURE STATEMENT:

             Pursuant to Section 404.056, Florida Statutes, notification is hereby given to Indigo as follows:

        "RADON GAS: Radon is a naturally occurring radioactive gas that, when it has accumulated in a building in sufficient quantities, may present health risks to persons who are exposed to it over time. Levels of radon that exceed federal and state guidelines have been found in buildings in Florida. Additional information regarding radon and radon testing may be obtained from your county public health unit."

   IN WITNESS WHEREOF, the parties hereto have executed this Agreement the day and year first above written.

   Witnesses:
   CITY OF DAYTONA BEACH
   /s/Joyce L. Butler

                                        By: /s/ Baron H. Asher, Mayor
   /s/Deborah L. Griffith                    Mayor

                                        Attest: /s/ Gwen Azema-Edwards,
                                                City Clerk
   Witnesses:
   /s/Jill S. Lust
   /s/ Joan Howerton                       INDIGO INTERNATIONAL INC.

                                           By: William H. McMunn
                                               President

   Approved:
   /s/ Frank B. Gummey, III
        City Attorney

   STATE OF FLORIDA
   COUNTY OF VOLUSIA

     The foregoing instrument was acknowledged before me this 27th day of August, 1997 by BARON H. ASHER and GWEN AZAMA-EDWARDS as the Mayor and City Clerk of the City of Daytona Beach, at Municipal Corporation, on behalf of the corporation. They are personally known to me and did not take an oath.


                                         /s/ Joyce L. Butler
                                         Notary Public

   My Commission Expires: 3/24/00

                           DEVELOPMENT AGREEMENT

        This Development Agreement ("Agreement") made and entered into this 28th day of August, 1997 by and between THE CITY OF DAYTONA BEACH, a Florida Municipal Corporation (the "City"), and INDIGO INTERNATIONAL INC., a Florida corporation ("Indigo");

         WHEREAS, the City entered into a Master Agreement with the Ladies Professional Golf Association ("LPGA"), Consolidated-Tomoka Land Co. ("CTLC"), Indigo Development Inc. ("IDI") and The Charles Wayne Group Ltd., dated May 24, 1990;

        WHEREAS, Indigo is a wholly owned subsidiary of CTLC;

        WHEREAS, the City, the LPGA, CTLC and IDI have actively pursued a developer to develop the second LPGA golf course, the clubhouse and resort hotel;

        WHEREAS, the City, the LPGA, CTLC and IDI have agreed on a phased development plan whereby the second LPGA golf course, the Golf
   Operations Facility as hereinafter defined and the Club Facility as hereinafter defined will be constructed and developed before a resort hotel is developed and other than as contemplated by the Master Agreement; and

        WHEREAS, Indigo has agreed to construct the second LPGA golf course, the Golf Operations Facility and the Club Facility as described herein contingent upon the City leasing both LPGA golf courses and other LPGA golf facilities to Indigo.

        NOW, THEREFORE, for Ten Dollars ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the City and Indigo covenant and agree as follows:

        1. RECITATIONS. The above recitations are true and correct and are incorporated by reference herein.

        2.   GENERAL AGREEMENT

        The City and Indigo will cooperate in creating golf facilities at LPGA International to stimulate residential, commercial, industrial and tourist development within the City and more particularly the LPGA DRI. The City and Indigo are actively cooperating to provide two (2) eighteen (18) hole championship golf courses, related practice facilities, pro shop facilities, clubhouse and certain related clubhouse facilities, and to provide integrated management of all the aforementioned facilities and which has required or will require substantial investment by both parties, in fulfillment of the goals and objectives of the Master Agreement which contains the obligations and rights of the City.

        3.   LPGA INTERNATIONAL

        The City owns, has developed and operated an eighteen (18) hole championship golf course, three (3) practice golf holes including related practice facilities, a tournament/interim clubhouse facility, and parking as well as maintenance facilities which maintenance facilities are capable of serving two (2) eighteen (18) hole golf courses. As a part of the current, overall phased plan of development, the City will lease the two LPGA golf courses, 3 practice golf holes including related practice facilities, the tournament/interim clubhouse facility, parking, the Golf Operations Facility as hereinafter defined and the existing maintenance facilities at LPGA International to Indigo for twenty-five (25) years with seven (7), five-year options to renew pursuant to the terms of the lease. The lease shall commence on September 1, 1997 which will be before development of the second LPGA golf course, the Golf Operations Facility as hereinafter defined and the Club Facility as hereinafter defined commences.

        4.   SECOND LPGA GOLF COURSE

        The City, under the Master Agreement, has the obligation to develop a second LPGA golf course. Pursuant to that obligation, the City has contracted with a golf course architect, Arthur Hills, and with Miller-Sellen Engineers to design, permit and provide construction management services for the second LPGA golf course. The City has made expenditures to the architect, engineers and others in pursuant of development of the second LPGA golf course. Under the Master Agreement, CTLC and its related entities are obligated to deed to the City, without charge, the land necessary for the construction of the second LPGA golf course. Indigo agrees to construct the second LPGA golf course pursuant to the City's obligation under the Master Agreement and in accordance with the concept already developed by the City and its design professionals and in accordance with all applicable existing permits. The City shall assign any contracts and permits held by the City for second LPGA golf course to Indigo.

   Indigo agrees to pay all costs of the construction of the second LPGA golf course incurred after the date of this Agreement without any obligation to reimburse the City for any expenditures made by the City prior to the date of this Agreement. Indigo agrees to operate and maintain the second LPGA golf course and the Golf Operations Facility as hereinafter defined upon completion pursuant to the lease with the City. The City as part of the leased premises agrees to lease the second LPGA golf course and the Golf
   Operations Facility as hereinafter defined to Indigo under the terms of paragraph 3. Indigo agrees to complete construction of the same, including green-in of the second LPGA golf course, by December 31, 1998 unless acts or events beyond the control of Indigo cause delays in completion thereof and green-in of the second LPGA golf course. Indigo agrees to have in place adequate insurance to protect the property.

        5.   GOLF OPERATIONS FACILITY AND CLUB FACILITY.

        Pursuant to the Master Agreement, the City is obligated to construct a clubhouse to operate, in conjunction with and support of, the golf facilities provided in paragraphs 2, 3 and 4 above. Indigo agrees to cause CTLC and its related entities to convey to the City as provided in the lease the site for the Golf Operations Facility as hereinafter defined (except Item (f) below which will be constructed on the second LPGA golf course) and the Club Facility as hereinafter defined, contiguous to the golf facilities, and to construct with due diligence and operate facilities meeting the following specifications which vary from those described in the Master
   Agreement:

           a. Pro-shop for the sale and rental of golf merchandise and clothing of a minimum of 2000 square feet.

            b. Office, storage and other golf related space of a minimum of 1000 square feet.

             c.   Locker facilities for at least 150 golfers.

             d. Enclosed cart storage facility for at least 150 golf carts.

             e. Expansion of the existing LPGA golf course parking lot by at least 75 parking spaces.

             f. Snack bar, restrooms and starter area for the second LPGA golf course containing at least 750 square feet.

   For the purposes of this Agreement, the term "Golf Operations Facility" shall mean items (a) through (f) listed above. As provided in the lease, the Golf Operations Facility (excluding item (f) above) shall be deeded to the City and is part of the leased premises. Other amenities and facilities will be constructed by Indigo adjacent to the Golf Operations Facility which for purposes of this Agreement are defined to be the "Club Facility". The Club Facility shall include a bar and grill, dining room, kitchen, tennis courts and a swimming pool. The Club Facility is not a part of, and is not deemed to be a part of the Golf Operations Facility for purposes of this Agreement or the lease and shall be owned and operated by Indigo, its successors and assigns. Indigo agrees to obtain the approval of the City and other parties to the Master Agreement of the design of the Golf Operations Facility and the Club Facility to insure that they provide the necessary quality required under the Master Agreement and are compatible with other development. Prior to the deeding the Golf Operations Facility to the City under the lease, Indigo agrees that it shall bind itself and its successors and assigns at all times to operate the Golf Operations Facility as available to and in support of the two LPGA golf courses and the other golf facilities in paragraphs
   3 and 4 above, and that it shall specifically identify the City as a third-party beneficiary of any such agreement. To construct the Golf Operations Facility, the Club Facility and any other facilities contemplated herein, certain permits and approvals will be required from the City. The City agrees that it will not require any property developed pursuant to this Agreement which is owned or to be owned by
   the City under the Master Agreement or the lease to be platted.   The
   City agrees to expedite any such permitting and approvals needed from the City for construction of the Golf Operations Facility, the Club Facility and any other facilities contemplated by this Agreement as it is in the best interest of the City and Indigo to have the Golf Operations Facility, the Club Facility and second LPGA golf course available for use at the earliest time.

        6.   RESORT HOTEL

        Under prior agreements with the City that are no longer in effect, others were obligated to construct certain resort hotel facilities in addition to the facilities to be constructed pursuant to this Agreement. Indigo does not have any obligation of any type or nature under this Agreement or otherwise to build or develop a resort hotel. Under the current, phased development plan, meeting and multi-use rooms, banquet facilities and conference facilities will be developed as part of a resort hotel and not as part of the Golf Operations Facility or the Club Facility. The obligation to develop and build a resort hotel shall remain as set forth in the Master Agreement.

        7.  INTERIM MANAGEMENT - LPGA

        There currently exists an Interim Management Agreement for golf services at the LPGA International between the City and Buena Vista Hospitality Group Inc.("BVHG"). That agreement shall be terminated by the City effective upon commencement of the lease. Indigo may choose to manage the two LPGA golf courses, the other golf facilities and the Golf Operations Facility itself or to secure professional management such as with BVHG.

        8.   CONDITIONS PRECEDENT

        The City's obligations herein are conditioned on it being assured that the real property for the second LPGA golf course and the Golf Operations Facility will be conveyed to it by CTLC or its related entities at a time mutually acceptable to the City, Indigo and CTLC. There are no conditions precedent to the performance of Indigo"s obligations under this Agreement.

        9.   DEFAULT

        If either the City or Indigo defaults under, or breaches this Agreement, the non-defaulting party shall have all rights and remedies available at law or in equity for such breach or default. Prior to exercising any right or remedy for any such breach or default, the non-defaulting party shall give the defaulting party prior written notice of such default and thirty (30) days within which to cure such
   default or breach.   A default by Indigo under this Agreement shall be
   an event of default under the lease.

        WHEREFORE, the parties attach their hands and seals this 27th day of August, 1997.

   Witnesses:                      THE CITY OF DAYTONA BEACH
   /s/ Deborah L. Griffith             By: /s/ Baron H. Asher, Mayor
   /s/ Joyce L. Butler
                              Attest: /s/ Gwen Azema-Edwards,
                                                   City Clerk

   Witnesses:                         INDIGO INTERNATIONAL INC., a
                                      Florida Corporation
   /s/ Jill S. Lust
   /s/ Joan Howerton                  By:/s/ William H. McMunn
                                         President

   Approved:
   /s/ Frank B. Gummey, III
       City Attorney

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



BOARD OF DIRECTORS                           OFFICERS
John C. Adams, Jr.(2)                        David D. Peterson
Chairman of the Board of Hilb,               Chairman of the Board
Rogal and Hamilton Company of
Daytona Beach, Inc. (an insurance            Bob D. Allen
agency); Executive Vice President            President and Chief
of Hilb, Rogal and Hamilton                  Executive Officer

                                             Bruce W. Teeters
Bob D. Allen(1)                              Senior Vice President-Finance
President and Chief Executive                and Treasurer
Officer of the Company
                                             Robert F. Apgar
Jack H. Chambers(3)                          Vice President-General Counsel
Of Counsel to law firm of
Foley & Lardner                              Joseph Benedict III
                                             Vice President-Government
James P. Gorter                              Relations
Chairman of the Board of
Baker Fentress & Company; limited            Patricia Lagoni
partner of Goldman, Sachs & Co.              Vice President-Administration
                                             and Corporate Secretary
William O. E. Henry(3)
Practicing attorney and partner              Hugh J. Veley
in law firm of Holland & Knight LLP          Vice President-Citrus
counsel for the Company
                                             Emily J. Sottile
Robert F. Lloyd (2)                          Assistant Secretary and
32120-0809
Chairman of the Board and                    Assistant Treasurer
Chief Executive Officer of
Lloyd Buick-Cadillac Inc.                    Linda Crisp
                                             Assistant Secretary
John H. Pace, Jr.(3)
Chairman of Cardinal Investment              Gary Moothart
Company (investor in securities              Controller
and real estate)
                                             INDIGO DEVELOPMENT INC.
David D. Peterson(1)                         William H. McMunn
Chairman of the Board of the Company;        President
Retired President and Chief Executive
Officer of Baker Fentress & Company     (1)  Member of the Executive Committee
                                        (2)  Member of the Compensation and
Bruce W. Teeters                             Stock Option Committee
Senior Vice President-Finance           (3)  Member of the Audit Committee
and Treasurer of the Company

COUNSEL
Holland & Knight LLP
Post Office Box 1526
Orlando, Florida  32802-1526

REGISTRAR AND STOCK TRANSFER AGENT
Registrar and Transfer Company
10 Commerce Drive
Cranford, New Jersey  07016-3752

AUDITORS
Arthur Andersen LLP
101 East Kennedy Boulevard
Tampa, Florida  33602

MAILING ADDRESS
Consolidated-Tomoka Land Co.
Post Office Box 10809
Daytona Beach, Florida  32120-0809


                         TO OUR SHAREHOLDERS

   During 1997, Company operations added significant strength to its financial condition. For the year, cash provided by operations exceeded $12 million allowing cash and cash equivalents to increase $7.6 million. At year-end, outstanding Company debt had been reduced to just under $13.5 million, a $4.4 million reduction from the prior year figure.

   Net income for 1997 totaled $4,011,367 or $.64 per share compared to $6,602,558 or $1.05 earned in the prior year.
   Lower earnings were experienced in both of the Company's major business segments: citrus production and land development. Exercise of stock options by management also impacted earnings as appreciation in Company stock prices over option grant prices were reflected in general and administrative expenses as compensation.

   The citrus industry is currently influenced by the negative effects of a worldwide imbalance in supply and demand.
   Citrus operations of the Company for calendar 1997 were profitable but disappointing as contribution to earnings by citrus operations declined $2.9 million. Both lower prices and lower production caused the reduced results. The lower production was due to prior year sales of groves.

   On December 29, 1997, the Company completed the sale of approximately 11,000 acres of land on the western border of its Daytona Beach Area land holdings for approximately $10 million. The land sold was not designated for development in the near-term; and since it was acquired for conservation purposes, a new competitor for future land sales was not created. Also during 1997, an additional 63 acres of land were sold for approximately $2 million. Land sales would have been considerably greater except for the delay of several closings to the first half of 1998 at the buyer's option.

   With the sale of two office buildings in 1997, including the Company's headquarters building in Daytona Beach, income property holdings have essentially been liquidated. The only remaining property for sale is a jointly owned shopping center near Ocala.

   At the LPGA International project, the Company's major real estate activity, a significant event occurred on September 1, 1997, when responsibility for the operations of the LPGA International golf courses was transferred from the City of Daytona Beach to a wholly owned subsidiary of the Company. The agreement with the City provides for the second golf course and a clubhouse to be constructed by the Company in return for a long-term lease from the City on both golf courses. The first course designed by Rees Jones was previously constructed at the expense of the City. The second course, designed by Arthur Hills, is under construction and is scheduled to open in November of this year. The clubhouse, currently under design, should be in operation by late 1998 as well. It is anticipated that moving forward on these major projects will boost home sales and lead to the development of a destination resort hotel.
   The Titleholders Championship golf tournament, sponsored by Mercury, will be played at LPGA International April 30 through May 3 with weekend rounds covered by CBS Television.

   For the fifth straight year, dividends increased with the dividends paid during 1997 amounting to $.65 per share. The 1997 amount represented a 225% increase over the $.20 per share paid in 1992. Continuing this trend, the $.35 dividend paid in February 1998 was an increase of 17% over the comparable 1996 dividend.

   Although future earnings will continue to be subject to the volatility and timing of commercial real estate transactions and the macro-economic factors affecting citrus product prices, prospects for the future remain strong. In addition to the major development projects underway at LPGA International, plans are being developed to pre-permit several new industrial sites to expedite commercial land sales. Citrus production should increase as younger groves planted in the late 1980's and early 1990's mature. The Company's improved financial condition will allow it to pursue its goals and objectives from a position of strength.

                                 Bob D. Allen
                                 President

                     SHAREHOLDERS' REPORT

   LAND HOLDINGS

   Land holdings of Consolidated-Tomoka Land Co. (the "Company") and its affiliates, all of which are located in Florida, include: approximately 15,700 acres in the Daytona Beach area of Volusia County; approximately 4,080 acres in Highlands County, near Lake Placid; a shopping center in Marion County; commercial/retail sites in Volusia County; and full or fractional subsurface oil, gas, and mineral interests in approximately 539,000 "surface acres" in 20 Florida counties.
   The conversion and subsequent utilization of these assets provides the base of the Company's operations.

   In December of 1997, the Company sold to the St. Johns River Water Management District, in partnership with the Florida Department of Forestry, approximately 11,000 acres of undeveloped land lying between U. S. Highway 92 and State Road 40. This was the westernmost portion of the Volusia County holdings, all
   lying west of LPGA Boulevard and Interstate 95.   Also in 1997,
   the Company sold the Consolidated Center, a seven-story office building in downtown Daytona Beach, and an office building in Palm Coast.

   The remaining holdings of approximately 15,700 acres in
   Volusia County include approximately 14,200 acres within the city limits of Daytona Beach, approximately 1,080 acres within the unincorporated area of Volusia County, and small acreages in the cities of Ormond Beach and Port Orange. Of the 14,200 acres inside the city limits of Daytona Beach, approximately 3,600 acres have received development approval by governmental agencies.
   The 3,600 acres plus approximately 730 acres owned by the City of Daytona Beach, 15 acres owned by Indigo Community Development District, and 165 acres sold to others for development are the site of a long-term, mixed-use development known as "LPGA International," which includes the national headquarters of the Ladies Professional Golf Association along with a "Signature" golf course and a residential community, a maintenance facility, an interim clubhouse, and main entrance roads to serve the
   LPGA community.    Construction of the entrance signage and
   landscaping was completed in 1995, and construction of a second golf course is scheduled for completion this year. Construction of several homes around the first golf course, on 70 acres of land sold to a residential developer, began in 1995 with the first residences completed in early 1996. The LPGA completed construction of its headquarters in April 1996. The lands not currently being developed, including those on which development approvals have been received, are involved in an active forestry operation. Except for a 15-acre parcel at the Interstate 95 and Taylor Road interchange in the Port

   Orange area south of Daytona Beach, the tract straddles Interstate 95 for 6 1/2 miles between International Speedway Boulevard (U. S. Highway 92) and State Road 40, with approximately 12,500 acres west and 3,100 east of the interstate.

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

   All groves are situated in prime citrus-growing areas on
   the southern ridge of Highlands County, Florida; and a portion of the land is adjacent to the southeastern shoreline of Lake Placid, whose water temperatures provide some protection against
   freezing weather.   The trees are in excellent condition.
   The Company crop for the 1995-96 and 1996-97 seasons showed production of 1,385,000 and 1,047,000 boxes, respectively; and
   the 1997-98 harvest is expected to be 1,200,000 boxes. Production in the latter two seasons was negatively impacted by groves sold as
   part of lake frontage sales.   Production from the 1,600-acre
   grove planted during the years 1989 through 1992 continues to increase as these trees reach maturity. The average age of grove trees is approximately 15 years, well within the average 45-year productive life. The groves are well maintained and irrigated by a modern low-volume system. A portion of the citrus groves are mortgaged as collateral for a term loan.

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

   The cooperative to which a portion of the crop is sent is owned by the Company and twelve other organizations. It markets and processes under several brand names, including Florida's Natural, Donald Duck, and Blue Bird. The division shares in the net proceeds from the processed products (juice, juice concentrate, and by-products) according to the amount and content of fruit delivered to the plant.

   REAL ESTATE OPERATIONS

   One of the Company's major achievements in recent years was the relocation of the Ladies Professional Golf Association ("LPGA") to Daytona Beach in 1989 with planned construction of its national headquarters on Company lands. The LPGA signed a four-party agreement with the Company, Indigo Group Ltd., a wholly owned subsidiary ("IG LTD"), and the City of Daytona Beach which includes development of a new mixed-use community on approximately 3,800 acres of Company land. Development plans were approved by the governmental agencies in 1993. The City of Daytona Beach completed construction of a Rees Jones designed "signature"
   golf course in 1994. That course has been ranked by Golf Magazine as one of the ten best municipal golf courses in the country. Construction of a second golf course, designed by architect
   Arthur Hills, is well underway on lands donated by the Company
   to the City.   On September 1, responsibility for the operations
   of the LPGA International golf courses was transferred from the City of Daytona Beach to a wholly owned subsidiary of Consolidated-Tomoka. The agreement with the City of Daytona Beach provides for the second golf course and a clubhouse to be constructed by the Company in return for a long-term lease from the City on both golf courses. The design phase of the clubhouse has begun. Depending upon weather conditions and other variables, both the second golf course and the clubhouse are scheduled to open in
   the fourth quarter of 1998.     The LPGA has recently announced
   that the Titleholders Championship Tournament, held at LPGA International and nationally televised, will be sponsored by Mercury, a division of Ford Motor Company, and known as the Mercury Titleholders Championship, for the next three years. Budget Rent A Car will be a secondary sponsor of the tournament, to be held April 30 through May 3, 1998.

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

   From October 1990 until December 1993, IG LTD centered its operations on residential community development, construction, and sales. In December of 1993, IG LTD discontinued its home building and sales activities in two communities under lot marketing and sales arrangements. Residential lots owned by IG LTD at December 31, 1997 are:

   o 67 lots in Riverwood Plantation, a community of 180 acres in Port Orange, Florida.
   o  5 lots at the 200-acre Indigo Lakes development in Daytona
       Beach.
   o 41 lots at the 180-acre Tomoka Heights development in Highlands County, Florida. IG LTD is developing this community, located adjacent to Lake Henry. It is approved for a total of 587 single-family and duplex units now selling in the $89,000 to $135,000 price range. The development features controlled access and has appeal for active retired couples.

   After the sale of the Consolidated Center and the Palm Coast office building in 1997, rental properties are limited to a three-story office building in downtown Daytona Beach, adjacent to the Consolidated Center, and an interest in a shopping center east of Ocala. The office building, containing 17,000 square feet, is under a lease/purchase agreement, and is considered a financing lease. Terms of the sale of the Consolidated Center included a commitment by the Company to lease the space now occupied as corporate offices in the building for a period of at least three years.

   IG LTD owns a 50% interest in The Forest Center Shopping Center east of Ocala. The property is encumbered by a mortgage. The Mariner Towne Square Shopping Center in Spring Hill was sold in 1995, with the adjacent Mariner Village Shopping Center sold in 1996.

   Other leasing activities of the Company include ground leases for billboards, leases of communication tower sites, and a hunting lease covering approximately 8,300 acres.

   Another source of income is from subsurface interests which are leased for mineral exploration, as described under "Land Holdings." At December 31, 1997, oil and gas leases were in effect covering a total of 24,731 surface acres in Lee and
   Hendry Counties, Florida.  In addition, a geophysical permit and option to lease 10,200 acres in Lee County was executed in
   1996.  The permit calls for 3-D seismic exploration; and both the permit and the option expire in March of 1998.  At December
   31, 1997, there were four producing oil wells on the Company's
   interests.   Volume produced in 1997 from these wells was
   125,356 barrels, compared with 131,231 barrels in 1996. A fifth producing well on Company interests was drilled in 1997, and royalty payments from it are expected to commence soon.
   Oil lease income and oil royalty income have in the past been much more significant sources of income for the Company than in recent years. The Company's current policy is to grant no releases of its reserved mineral rights in oil-producing counties unless required to do so through contractual obligations; however, releases of surface entry rights might be sold upon request of a surface owner who requires such a release for financing or development purposes; and rights in non-oil-producing counties will be sold as opportunities to do so arise. As Florida develops, such requests will no doubt increase. Sales and releases of surface entry rights in 1997 produced revenues of $19,250.

   Income from sales of forest products varies considerably from year to year depending on economic conditions and weather.
   The primary market today is in pulpwood with sawtimber, plylogs, and some cypress being marketed as conditions and the market allow.
   Geographic location of the timber tract is excellent.   In addition
   to access by major highways (Interstate 95, State Road 40, and International Speedway Boulevard), the internal road system for forestry purposes is good. Sale of the approximately 11,000-acre parcel to St. Johns River Water Management District in 1997 reduces the Company's potential for future income from sales of forest products, although income should be fairly stable for the next few years.

                              Five-Year Financial Highlights

                        (In thousands except per share amounts)

                                  1997      1996     1995    1994     1993
                                    $         $        $       $        $

Summary of Operations:
  Revenues:
      Citrus                       9,445   13,863    8,819    8,175   10,719
      Real Estate                  5,412    7,642    7,743   16,528   15,780
      Profit on Sales of
       Undeveloped Real Estate     7,725      385    4,718    1,400      314
      Interest and Other Income    1,369    6,123    2,404    2,623      653
                                  ------------------------------------------
                         TOTAL    23,951   28,013   23,684   28,726   27,466
                                  ------------------------------------------

Operating Costs and Expenses      11,761   14,021   13,044   14,980   22,029
General and Administrative
 Expenses                          5,932    3,386    3,484    3,478    3,549
Provision for Income Taxes         2,247    4,003    2,736    3,778      672
Income from Continuing Operation   4,011    6,603    4,420    6,490    1,216
Loss from Discontinued Operations
    (net of tax)                    -        -        -        (135)    (759)
Cumulative Effect of Change in
  Accounting for Income Taxes       -        -        -         -        329
Net Income                         4,011    6,603    4,420    6,355      786
Basic Earnings per Share:
  Income from Continuing
   Operations                       0.64     1.05     0.71     1.04     0.20
  Net Income                        0.64     1.05     0.71     1.01     0.13
Diluted Earning Per Share:
  Income from Continuing
   Operations                       0.64     1.04     0.70     1.04     0.20
  Net Income                        0.64     1.04     0.70     1.01     0.13
Dividends Paid Per Share            0.65     0.55     0.45     0.35     0.30

Summary of Financial Position:
  Total Assets                    58,234   59,673   59,693   61,535   65,815
  Shareholders' Equity            37,854   35,791   32,633   31,030   26,867



           REPORT TO INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

   To the Shareholders of Consolidated-Tomoka Land Co.

   We have audited the accompanying consolidated balance sheets of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                        Arthur Andersen LLP

   Tampa, Florida
   February 5, 1998

                    Consolidated Statements of Income


                                                               Calendar Year
                                                ------------------------------------------
                                                    1997            1996              1995
                                                ------------      ----------     ---------
Income
  Citrus Operations:
    Sales of Fruit and Other Income           $  9,444,783    $ 13,862,864     $ 8,819,259
    Production and Selling Expenses             (8,352,566)    ( 9,851,352)     (8,190,430)
                                                ----------      ----------      ----------
                                                 1,092,217       4,011,512         628,829
                                                ----------      ----------      ----------
  Real Estate Operations:
    Sales and Other Income                       5,411,787       7,641,898       7,742,915
    Costs and Other Expenses                   ( 3,408,109)    ( 4,169,717)    ( 4,854,321)
                                                ----------      ----------      ----------
                                                 2,003,678       3,472,181       2,888,594
                                                ----------      ----------      ----------
  Profit On Sales of Undeveloped
   Real Estate Interests                         7,725,007         384,756       4,718,248
                                                ----------      ----------      ----------
  Interest and Other Income                      1,369,086       6,123,025       2,404,063
                                                ----------      ----------      ----------
                                                12,189,988      13,991,474      10,639,734
General and Administrative Expenses            ( 5,932,023)    ( 3,386,296)    ( 3,483,706)
                                                ----------      ----------      ----------
                                                 6,257,965      10,605,178       7,156,028
Income Taxes                                   ( 2,246,598)    ( 4,002,620)    ( 2,736,021)
                                                ----------      ----------      ----------
Net Income                                       4,011,367       6,602,558       4,420,007
                                                ==========      ==========      ==========
Per Share Information:

 Basic Earnings Per Share (Note 11)            $      0.64    $       1.05     $      0.71
                                                ==========       =========        ========
 Diluted Earnings Per Share (Note 11)          $      0.64    $       1.04     $      0.70
                                                ==========       =========        ========


The accompanying notes are an integral part of these consolidated statements.











                         Consolidated Balance Sheets

                                                                  December 31,
                                                         ----------------------------
                                                             1997             1996
                                                          -----------      -----------
Assets
Cash and Cash Equivalents                                 $ 9,387,433      $ 1,760,835
Investment Securities (Note 2)                              1,026,679        1,396,415
Notes Receivable (Note 4)                                  10,018,350       14,770,281
Accounts Receivable                                         1,824,973        2,217,584
Inventories                                                   921,454          686,597
Cost of Fruit on Trees                                      2,786,501        2,179,989
Real Estate Held for Development and Sale (Note 5)         13,819,068       14,499,495
Deferred Income Taxes (Note 3)                                335,530               --
Net Investment in Direct Financing Lease (Note 6)             625,256          710,990
Other Assets                                                  597,761          354,473
                                                           ----------       ----------
                                                           41,343,005       38,576,659
                                                           ----------       ----------
Property, Plant and Equipment
  Land, Timber and Subsurface Interests                     2,898,472        3,648,383
  Citrus Properties:
    Trees                                                   8,523,852        8,523,852
    Buildings and Equipment                                 9,291,626        9,164,146
  Income Properties                                         3,527,515       10,671,197
  Other Buildings and Equipment                             1,956,469          743,768
                                                           ----------       ----------
    Total Property, Plant and Equipment                    26,197,934       32,751,346
  Less Accumulated Depreciation and Amortization          ( 9,306,797)     (11,655,483)
                                                           ----------       ----------
    Net Property, Plant and Equipment                      16,891,137       21,095,863
                                                           ----------       ----------
      Total Assets                                        $58,234,142      $59,672,522
                                                           ==========       ==========
Liabilities
Accounts Payable                                          $   919,241      $   680,935
Notes Payable (Notes 7 and 14)                             13,497,523       17,947,771
Accrued Liabilities                                         3,853,403        3,651,507
Deferred Income Taxes (Note 3)                                     --          406,930
Income Taxes Payable (Note 3)                               2,109,528        1,193,994
                                                           ----------       ----------
     Total Liabilities                                     20,379,695       23,881,137
                                                           ----------       ----------




SHAREHOLDERS' EQUITY (Notes 10 and 11)
  Preferred Stock - 50,000 Shares Authorized,
   $100 Par Value; None Issued                                      -                -
  Common Stock - 10,000,000 Shares Authorized;
   $1 Par Value; 6,371,833 and 6,261,272 Issued and
   Outstanding at December 31, 1997 and 1996, Respectively
                                                            6,371,833        6,261,272
  Additional Paid-In Capital                                3,793,066        1,782,105
  Retained Earnings                                        27,689,548       27,748,008
                                                           ----------       ----------
     Total Shareholders' Equity                            37,854,447       35,791,385
                                                           ----------       ----------
     Total Liabilities and Shareholders' Equity           $58,234,142      $59,672,522
                                                           ==========       ==========



The accompanying notes are an integral part of these consolidated statements

                               Consolidated Statements of Shareholders' Equity


                                                 Additional
                                   Common         Paid-In       Retained
                                   Stock          Capital       Earnings        Total
                                  ----------     -----------   ----------    ----------

Balance, December 31, 1994       $6,261,272      $1,782,105   $22,986,715   $31,030,092

Net Income                                -               -     4,420,007     4,420,007
Cash Dividends ($.45 per share)           -               -   ( 2,817,572)  ( 2,817,572)
                                  ---------       ---------    ----------    ----------

Balance, December 31, 1995        6,261,272       1,782,105    24,589,150    32,632,527

Net Income                                -               -     6,602,558     6,602,558
Cash Dividends ($.55 per share)           -               -   ( 3,443,700)  ( 3,443,700)
                                  ---------       ---------    ----------   -----------

Balance, December 31, 1996        6,261,272       1,782,105    27,748,008    35,791,385

Net Income                                -               -     4,011,367     4,011,367
Cash Dividends ($.65 per share)           -               -   ( 4,069,827)  ( 4,069,827)
Issuance of 110,561 Shares
 Pursuant to Exercise of Stock
 Options (Note 10)                  110,561       1,717,437             -     1,827,998
Tax Benefit of Stock Options
 Exercised (Note 10)                      -         293,524             -       293,524
                                  ---------       ---------    ----------    ----------
Balance, December 31, 1997       $6,371,833      $3,793,066   $27,689,548   $37,854,447
                                  =========       =========    ==========    ==========


The accompanying notes are an integral part of these consolidated statements.

                        Consolidated Statements of Cash Flows



                                                               Calendar Year
                                                     -----------------------------------------
                                                          1997          1996           1995
                                                     -----------     ----------   ------------
Cash Flow from Operating Activities
 Cash Received from:
  Citrus Sales of Fruit and Other Income              $  9,971,002  $ 13,627,237  $ 8,635,807
  Real Estate Sales and Other Income                     5,601,771     7,575,069    9,671,554
  Sales of Undeveloped Real Estate Interests             7,725,007       428,026    4,674,978
  Interest and Other Income                              5,483,312       647,512      599,960
                                                        ----------    ----------   ----------
          Total Cash Received from
             Operating Activities                       28,781,092    22,277,844   23,582,299
                                                        ----------    ----------   ----------
 Cash Expended for
  Citrus Production and Selling Expenses                 8,592,119     8,828,098    8,135,094
  Real Estate Development Costs and Other Expenses       1,750,282     3,419,452    5,223,375
  General and Administrative Expenses                    3,062,124     2,067,615    1,293,073
  Interest                                               1,507,246     1,402,767    2,007,655
  Income Taxes (Note 3)                                  1,780,000     4,594,853    2,119,899
                                                        ----------    ----------   ----------
        Total Cash Expended for
           Operating Activities                         16,691,771    20,312,785   18,779,096
                                                        ----------    ----------   ----------
        Net Cash Provided by
           Operating Activities                         12,089,321     1,965,059    4,803,203
                                                        ----------    ----------   ----------
Cash Flow from Investing Activities
 Acquisition of Property, Plant and Equipment          ( 2,089,861)  (   444,718) ( 1,201,509)
 Net Decrease (Increase) in Investment
  Securities (Note 2)                                      369,736   (   756,072)      79,063
 Direct Financing Lease (Note 6)                            85,734        81,540       87,692
 Proceeds from Sale of Property, Plant and
   Equipment                                             5,686,737     6,164,880    3,193,387
                                                        ----------    ----------    ---------
        Net Cash Provided by Investing Activities        4,052,346     5,045,630    2,158,633
                                                        ----------    ----------   ----------



                                            87






Cash Flow from Financing Activities
 Cash Proceeds from Notes Payable (Note 7)               7,760,000     6,800,000    6,950,000
 Payments on Notes Payable (Note 7)                    (12,210,248)  ( 9,773,527) (11,001,985)
 Cash Proceeds from Exercise of Stock
  Options (Note 10)                                          5,006            --           --
 Dividends Paid                                        ( 4,069,827)  ( 3,443,700) ( 2,817,572)
                                                        ----------    ----------   ----------
        Net Cash Used in Financing Activities          ( 8,515,069)  ( 6,417,227) ( 6,869,557)
                                                        ----------    ----------   ----------
 Net Increase in Cash and Cash Equivalents               7,626,598       593,462       92,279
 Cash and Cash Equivalents, Beginning of Year            1,760,835     1,167,373    1,075,094
                                                        ----------    ----------   ----------
 Cash and Cash Equivalents, End of Year               $  9,387,433  $  1,760,835 $  1,167,373
                                                        ==========    ==========   ==========


                               Consolidated Statements of Cash Flows
                                            continued


                                                                Calendar Year
                                                    --------------------------------------
                                                       1997          1996            1995
                                                    -----------     ----------    ---------
Reconciliation of Net Income to Net Cash Provided
 by Operating Activities:
  Net Income                                        $ 4,011,367    $6,602,558   $4,420,007
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Depreciation and Amortization                       917,760     1,111,036    1,094,523
    Gain on Sale of Facilities                       (  309,910)   (5,396,148)  (1,674,662)
    Compensation Expense on Exercise of
     Stock Options (Note 10)                          1,822,992            --           --

 Decrease (Increase) in Assets:
   Notes Receivable                                   4,751,931    (  112,667)  (1,714,646)
   Accounts Receivable                                  392,611    (   74,279)  (  266,085)
   Inventories                                       (  234,857)      115,918   (  142,054)
   Cost of Fruit on Trees                            (  606,512)      478,137   (  222,725)
   Real Estate Held for Development and Sale            680,427    (  698,018)   2,825,028
   Deferred Income Taxes (Note 3)                    (  335,530)      337,464   (   26,038)
   Other Assets                                      (  243,288)      144,799   (  123,786)

 Increase (Decrease) in Liabilities:
   Accounts Payable                                     238,306    (  532,757)     464,415
   Accrued Liabilities                                  201,896       918,713   (  472,934)
   Deferred Income Taxes                             (  406,930)           --           --
   Income Taxes Payable (Note 3)                      1,209,058    (  929,697)     642,160
                                                     ----------     ---------    ---------
      Net Cash Provided by Operating Activities     $12,089,321    $1,965,059   $4,803,203
                                                     ==========     =========    =========

       Supplement Disclosure of Noncash Operating Activities:

       In connection with the sale of real estate, the Company received, as consideration, mortgage notes receivable of $12,900, $1,143,607, and $1,255,350 for the years 1997, 1996 and 1995, respectively.

       In connection with the sale of property, plant and equipment, the Company received as consideration, mortgage notes receivable of $3,720,000 for the year 1996.

       The accompanying notes are an integral part of these consolidated statements.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              December 31, 1997, 1996 and 1995

   NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation
            The consolidated financial statements include the accounts of Consolidated-Tomoka Land Co. and its wholly owned
            Subsidiaries:  Indigo Group Inc., Indigo Group Ltd.,
            Indigo International Inc., and Indigo Development
            Inc. (collectively, the Company). All significant intercompany accounts and transactions have been been eliminated in consolidation.

            Nature of Operations
            The Company is primarily engaged in the citrus industry and, through its wholly owned subsidiaries, the real estate industry. The Company harvests and sells both fresh and to-be-processed citrus from its bearing groves, all of which are located in Highlands County, Florida. Fresh fruit sales are made by the Company to wholesale produce distributors and retail grocery chains primarily in the Eastern and Midwestern regions of the United States and Canada. The to-be-processed fruit is sent to Citrus World, Inc. (Citrus World), an agricultural cooperative owned by the Company and twelve other growers. The cooperative processes the fruit and markets it under several names on a regional and national basis. Real estate operations, which are primarily commercial in nature, also include residential, golf operations, income properties and forestry operations. These operations are predominantly located in Volusia and Highlands
            Counties in Florida. From time to time the Company sells unimproved real estate considered surplus to its operating needs. The latter function is not considered part of the Company's ordinary operations.

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

            Real Estate Held for Development and Sale
            The carrying value of land and land development costs includes the initial acquisition costs of the land, improvements thereto and other costs incidental to the acquisition or development of land. These costs are allocated to properties on a relative sales value basis and are charged to costs of sales as specific properties are sold. Land and land development costs include approximately $359,407 and $261,068 of interest and $72,030 and $96,861 of property taxes capitalized during 1997 and 1996, respectively.

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

            The amount of depreciation and amortization taken for the years 1997, 1996, and 1995, is summarized as follows:



                                                    Calendar Year
                                                    -------------
                                            1997         1996          1995
                                         --------     --------      ---------
         Citrus Properties              $ 469,488   $  501,954     $  411,624
         Other Properties                 448,272      609,082        682,899
                                         --------    ---------      ---------
                                        $ 917,760   $1,111,036     $1,094,523
                                         ========    =========      =========

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



   NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Sale of Citrus
            The Company sells a portion of its citrus crop as fresh fruit through the Company owned packing plant and recognizes revenues, and related cost of sales, at the time of shipment. The Company sells the remainder of the citrus crop under a participating marketing pool agreement to Citrus World of which the Company owns a 4 percent equity interest. Citrus World is a citrus grower and the owner of a citrus processing plant in Lake Wales, Florida. Citrus World pools its own fruit with the fruit purchased from the Company and other citrus growers, processes the pooled fruit and sells the products produced. Each participant in the pool, including Citrus World, shares ratably in the proceeds from the sale of products, net of Citrus World's actual processing and marketing costs, plus a per-unit handling fee. Citrus World makes periodic payments to all participants based on their pro rata share of net sales proceeds and makes final payment after all the products in the pool have been sold.

            The Company records estimated revenues at the time of delivery of the fruit to Citrus World and finalizes revenues after all the products in the pool have been sold. During the years 1997, 1996, 1995, the Company's estimated pro rata share of said net sales proceeds under the above pooling agreement amounted to $3,107,919, $5,203,787, and $2,912,415, respectively.

            Sale of Real Estate
            The profit on sales of real estate is accounted for in accordance with the provisions of the Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate (SFAS 66)." The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS 66. No income was deferred for the three years in the period ended December 31, 1997.

            Rental income from income properties is recognized ratably over the periods of the related property leases.

   NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (CONTINUED)

            Unfunded Deferred Compensation Plans
            The Company maintains two unfunded deferred compensation plans. One plan is established for the Board of Directors of the Company, with the second plan established for the officers and key employees of the Company. Under the plans any member of the Board of Directors, officer or key employee may elect to defer all or a portion of his compensation. The amount of deferred compensation shall increase annually by an amount which is equal to interest on the deferred compensation at the rate of return earned by the Company on its short-term investments. Compensation credited to a participant shall be deferred until such participant ceases to be a member of the board of directors, officer or key employee, at which time the amounts accumulated shall be distributed in the manner elected. The plans are nonqualified plans as defined by the Internal Revenue Service. The amount of deferred compensation reflected in accrued liabilities on the balance sheet at December 31, 1997 and 1996 was $2,677,007 and $2,152,260,
            respectively.

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

            Fair Value of Financial Instruments
            The carrying amounts of the Company's financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable at December 31, 1997 and 1996, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes receivable and notes payable approximates fair value at December 31, 1997 and 1996, since the notes are at floating rates or fixed rates which approximate current market rates for notes with similar risks and maturities.

   NOTE 2   INVESTMENT SECURITIES

            The Company Accounts for Investment Securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities (SFAS 115)". This standard requires classification of the investment portfolio into three categories: held to maturity, trading and available for sale. The Company classifies as held to maturity those securities for which the Company has the intent and ability to hold through their stated maturity date. Investment securities which are classified as held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. Gains and losses are determined using the specific identification method. Investment securities as of December 31, 1997 and 1996, all of which are classified as held to maturity, are as follows:

                                                           1997          1996
                                                           ----          ----

             Debt Securities Issued by States
              and Political Subdivisions of States    $  951,268    $1,289,572
             Mortgage-Backed Securities                   75,411       106,843
                                                       ---------     ---------
                                                      $1,026,679    $1,396,415
                                                       =========     =========

        The contractual maturities of these securities are as follows:

             Maturity Date                             Amount
            ----------------                        -----------
             Within 1 year                           $  385,734
             1-5 Years                                  100,894
             6-10 Years                                 247,381
             After 10 Years                             292,670
                                                      ---------
                                                     $1,026,679
                                                      =========


   Subsequent to year-end, $8,000,000 of cash equivalents were invested in tax free financial instruments.

   NOTE 3   INCOME TAXES

            The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes."

            The provision for income taxes is summarized as follows:


                              1997                    1996                    1995
                              ----                    ----                    ----
                        Current    Deferred     Current   Deferred    Current    Deferred
                        -------    --------     -------   --------    -------    --------
            Federal   $2,650,630  $( 748,189) $3,198,460 $ 221,699   $2,374,049 $(  22,232)
            State        338,428       5,729     466,696   115,765      388,010  (   3,806)
                       ---------    --------   ---------  ---------   ---------  ---------
            Total     $2,989,058  $( 742,460) $3,665,156 $ 337,464   $2,762,059 $(  26,038)
                       =========    ========   =========  =========   =========  =========

    Deferred income taxes have been provided to reflect temporary differences that represent the cumulative difference between taxable or deductible amounts recorded in the financial statements and in the tax returns. The sources of these differences and the related provision (credit) and deferred income tax assets
   (liabilities) are summarized as follows:

                                Provision (Credit)                 Deferred Taxes
                                ------------------                 ---------------
                              1997         1996        1995       1997         1996
                              ----         ----        ----       ----        ----
          Depreciation  $    181,876     $ 79,047   $ 100,222  $(1,325,919)  $(1,144,043)
          Sales of Real
           Estate        ( 1,278,181)     392,438   ( 200,852)     102,230    (1,175,951)
          Deferred
           Compensation  (   197,463)    (181,590)  ( 155,461)   1,007,358       809,895
          Basis
           Difference in
           Joint Venture      81,454     (219,858)     52,285    1,246,664     1,328,118
          Revolving Fund
           Certificates  (    58,112)    ( 24,985)  (  48,182)     338,245       280,133
          Charitable
           Contributions
           Carryforward  ( 1,961,789)     391,210     479,321    3,115,724     1,153,935
          Other              115,093     (258,551)      6,389      259,739       374,832
          Less-Valuation
           Allowance       2,374,662      159,753   ( 259,760)  (4,408,511)   (2,033,849)
                           ---------    ---------   ---------    ---------     ---------
                        $(   742,460)   $ 337,464  $(  26,038)  $  335,530   $(  406,930)
                           =========     ========   =========    ==========    =========

             Following is a reconciliation of the income tax computed at the federal statutory rate of 34 percent.


                                                             Calendar Year
                                                             -------------
                                                   1997         1996        1995
                                                   ----         ----        -----

          Income Tax Computed at
           Federal Statutory Rate              $2,127,708   $3,605,761    $2,433,050
          Increase (Decrease) Resulting
           from:
          State Income Tax, Net of
           Federal Income Tax Benefit             227,144      384,968       260,175
          Other Reconciling Items              (  108,254)      11,891        42,796
                                                ---------    ---------     ---------
           Provision for Income Taxes          $2,246,598   $4,002,620    $2,736,021
                                                =========    =========     =========

   NOTE 4    NOTES RECEIVABLE

             Notes Receivable consisted of the following:



                                                                     December 31,
                                                                -------------------------
                                                                    1997           1996
                                                                -----------    ----------
          Mortgage Notes Receivable

          Various notes with interest rates ranging
           from 6.25% to 9.25% with payments due from 1998
           through 2003.  Collateralized by real
           estate mortgages held by the Company                  $ 5,146,017   $10,944,356

         Other Notes Receivable

          Interest at 5.425%, total principal and
           accrued interest paid June 1997                                --     3,678,794

          Interest at 6.2%, total principal and
           accrued interest due September 2000                    4,740,497            --

                                         97



NOTE 4    NOTES RECEIVABLE (CONTINUED)


          Interest at prime rate, receivable in
           monthly installments of principal and
           interest to amortize the original note
           over a period of 15 years, due January
           2006                                                      131,836      147,131

                                                                  ----------   ----------
          Total Notes Receivable                                 $10,018,350  $14,770,281
                                                                  ==========   ==========

          Prime rate was 8.5% and 8.25% at December 31,
          1997 and 1996, respectively.

          The required annual principal receipts are as follows:

          Year ending December 31,                                              Amount
                                                                             -----------
          1998                                                               $ 1,608,155
          1999                                                                   157,040
          2000                                                                 6,134,319
          2001                                                                 1,114,343
          2002                                                                    78,428
          2003 and thereafter                                                    926,065
                                                                              ----------
                                                                             $10,018,350
                                                                              ==========


   NOTE 5    REAL ESTATE HELD FOR DEVELOPMENT AND SALE

             Real estate held for development and sale as of December 31, 1997 and 1996, is summarized as follows:

                                                          December 31,
                                                  ----------------------------------
                                                  1997                       1996
                                                  ----                       ----
          Undeveloped Land                      $ 1,504,926              $ 1,581,212
          Land and Land Development              12,217,117               12,674,028
          Completed Houses                           97,025                  244,255
                                                 ----------               ----------
                                                $13,819,068              $14,499,495
                                                 ==========               ==========





   NOTE 6    NET INVESTMENT IN DIRECT FINANCING LEASE

             On December 31, 1987, the Company acquired certain real estate and equipment subject to a direct financing lease. The aggregate amounts due under the lease are identical in amount to the payments required to be made by the Company in order to amortize the debt applicable to the properties. The required annual payments on the lease at December 31, 1997, are summarized as follows:

                                                                 Amount
                                       Aggregate              Representing              Net
         Year Ended December 31,        Payment                 Interest          Investment
         -----------------------       ----------             ------------         ----------
          1998                         $123,422                 $ 40,289            $ 83,133
          1999                          124,407                   34,376              90,031
          2000                          125,478                   27,973              97,505
          2001                          126,635                   21,038             105,597
          2002                          127,889                   13,527             114,362
          2003 and Thereafter           140,083                    5,455             134,628
                                        -------                  -------             -------
                                       $767,914                 $142,658            $625,256
                                        =======                  =======             =======

          The interest rate stated in the lease agreement is 80.65% of prime.

NOTE 7    NOTES PAYABLE
          Notes Payable consisted of the following:

                                                                         December 31,
                                                                   ---------------------
                                                                    1997             1996
                                                                    ----             ----
          Mortgage Notes Payable
          Mortgage notes payable are collateralized
          by real estate mortgages held by the
          lender.  As of December 31, 1997 and 1996,
          mortgage notes payable consisted of the
          following:









NOTE 7    NOTES PAYABLE (CONTINUED)

          Payments of $266,783, including interest
           at 8.8% payable quarterly through
           April 2002; principal balance due
           July 2002                                          $ 9,179,173        $ 9,424,876
          Interest payable quarterly at 10%,
           principal and outstanding interest
           due October 2005                                     1,200,000          1,200,000

          Industrial Revenue Bonds
          Industrial revenue bonds payable are
           collateralized by real estate.
           As of December 31, 1997 and
           1996, industrial revenue bonds
           consisted of the following:

          Interest at 80.56% of prime rate,
           payable in monthly installments of
           principal and interest to amortize
           the original debt over a period
           of 18 years, due January 2004                          618,580          2,851,755

          Interest at 84.2% of prime rate,
           payable in monthly installments
           of $4,700 plus interest, remaining
           principal and interest due
           January 2002, paid in 1997                                  --          1,936,000

          Note Payable to Related Party
          Principal and interest payable in
           monthly installments of $23,268,
           interest at 9.68%, unpaid
           principal and interest due
           December 1998.  Collateralized by
           developed real estate in a joint
           venture.  The venture partner
           is jointly liable on the note.                      2,499,770           2,535,140
                                                              ----------          ----------
                                                             $13,497,523         $17,947,771
                                                              ==========          ==========

   A line of credit totaling $7,000,000, payable on demand, with interest at prime rate and no borrowing outstanding was in place at December 31, 1997, and 1996.

   The required annual principal payments on notes payable are as follows:



          Year Ending December 31,                                              Amount
          ------------------------                                           ----------
          1998                                                              $ 2,844,275
          1999                                                                  382,458
          2000                                                                  416,528
          2001                                                                  453,634
          2002                                                                8,065,999
          2003 and Thereafter                                                 1,334,629
                                                                             ----------
                                                                            $13,497,523
                                                                             ==========

   Interest expense was $1,507,246, $1,402,767, $2,007,655 for 1997, 1996, and
   1995, respectively.

   NOTE 8    PENSION PLAN

             The company maintains a defined benefit plan for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on years of service and the average compensation for the highest five years during the final 10 years of employment. The benefit formula generally provides for a life annuity benefit.

             The Company's net periodic pension cost included the following components:

                                                            December 31,
                                                          1997        1996          1995
                                                          ----        ----          ----
          Service Cost                                   $198,123    $175,363     $170,673
          Interest Cost on Projected Benefit
           Obligation                                     289,424     257,745      249,027
          Actual Return on Plan Assets                   (759,642)   (577,221)    (266,582)
          Net Amortization                                348,622     260,594     ( 14,734)
                                                          -------     -------      -------
          Net Periodic Pension Cost                      $ 76,527    $116,481     $138,384
                                                          =======     =======      =======

             The funded status of the Company's pension plan was as
              follows:

                                                              December 31,
                                                    --------------------------------
                                                    1997         1996         1995
                                                    ----         ----         ----
        Actuarial Present Value of Benefit
           Obligations:
           Vested                              $(3,621,174)  $(2,914,318)  $(2,519,049)
           Nonvested                            (    6,245)   (    4,628)   (    3,975)
                                                 ---------     ---------     ---------
          Accumulated Benefit Obligation        (3,627,419)   (2,918,946)   (2,523,024)
          Effect of Projected Future Salary
           Increases                            (  957,295)   (  621,808)   (  834,347)
                                                 ---------     ---------     ---------
          Projected Benefit Obligation          (4,584,714)   (3,540,754)   (3,357,371)

          Plan Assets at Fair Value, Primarily
           Stocks, Corporate Bonds, Treasury
           Securities and Money Market Funds     4,862,398     4,136,008     3,698,295
                                                 ---------     ---------     ---------
          Plan Assets In Excess of
           Projected Benefit Obligation            277,684       595,254       340,924
          Unrecognized Prior Service Cost            5,695         6,361         7,027
          Unrecognized Net Gain                 (  341,137)   (  731,602)    ( 346,057)
          Unrecognized Transition Asset         (  131,672)   (  147,072)    ( 162,472)
                                                 ---------     ---------      ---------
          Accrued Pension Liability            $(  189,430)  $(  277,059)   $( 160,578)
                                                 =========     =========     =========

   The actuarial assumptions made to determine the projected benefit obligation and the fair value of plan assets are as follows:

                                                             December 31,
                                                             ------------
                                                        1997         1996      1995
                                                        -----        ----      ----

          Weighted Average Discount Rate                 7.0%        8.0%       8.0%
          Weighted Average Asset Rate of Return          9.0%        8.0%       8.0%
          Compensation Scale                             5.0%        5.0%       5.0%

                                         102

   NOTE 9    POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS
             The Company sponsors two defined benefit postretirement plans of certain health care and life insurance benefits for eligible retired employees. All full-time employees become eligible to receive these benefits if they retire after reaching age 55 with 20 or more years of service.
             The postretirement health care plan is contributory, with retiree contributions adjusted annually; the life insurance plan is non-contributory up to $5,000 of coverage. The accounting for the health care plan reflects caps on the amount of annual benefit to be paid to retirees as stipulated by the plan. The Company pays for the plan as costs are incurred.

             The Company recognizes postretirement expenses in accordance with adopted SFAS No.106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires that expected costs of postretirment benefits be charged to expense during the years the employees render service. The Company elected to amortize the unfunded obligation measured at adoption of SFAS 106 over a period of 20 years. The effect of this expense recognized in 1997, 1996, and 1995 was $102,639, $89,670, and $103,415 respectively. The accrued post retirement benefit cost reflected in the balance sheet at December 31, 1997 and 1996 was $235,906 and $182,785, respectively.

   NOTE 10   STOCK OPTION PLAN

             The Company maintains a stock option plan (the Plan) pursuant to which 530,000 shares of the Company's common stock may be issued. Under the Plan the option exercise price equals the stock's market price on the date of grant. The Options vest over five years and all expire after ten years. The Plan provides for the grant of (1) incentive stock options which satisfy the requirements of Internal Revenue Code (IRC) Section 422, and (2) nonqualified options which are not entitled to favorable tax treatment under IRC
             Section 422.  No optionee may exercise incentive
             stock options in any calendar year for shares of common stock having a total market value of more than $100,000 on the date of grant (subject to certain carryover provisions). In connection with the grant of nonqualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment which may be paid in whole or in part in cash or in shares of common stock equal to all or a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise.
             The Company accounts for the Plan under APB Opinion No. 25. Had compensation cost for the Plan been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would not have been materially different than previously reported.

             A summary of the status of the Company's stock option plan for the three years ended December 31, 1997 and changes during the years then ended is as follows:

<CAPTIONS>

                                        1997              1996             1995
                                      --------------    --------------   -------------
                                      Shares Wtd Avg    Shares Wtd Avg   Shares  Wtd Avg
                                             Ex Price          Ex Price          Ex Price
                                     ------- -------   ------  -------   -------- -------
        Outstanding at beginning
          of year                    327,300  $12.87  279,300   $12.14   267,300   $12.90
        Granted                       48,000  $16.87   48,000   $17.15    48,000   $12.12
        Exercised                   (226,500) $12.09
        Expired                           --               --           ( 36,000)  $17.75
                                      ------           ------            -------
         Outstanding at end of year  148,800  $15.36  327,300   $12.87   279,300   $12.14
                                     -------          -------            -------
         Exercisable at end of year   71,680  $14.52  226,500   $12.09   171,300   $11.69
         Weighted average fair value
          of options granted during
          the year                     $5.13            $4.98              $3.52

   Of the 226,500 options exercised in 1997, 115,939 options were surrendered in payment of the cash exercise price of the remaining options. The option exercise and accrual of stock appreciation rights resulted in compensation expense of $1,822,992 and $1,409,109, respectively, included in general and administrative expenses primarily during the fourth quarter. Additionally, the exercise resulted in $1,216,240 of income tax benefit, of which $293,524 was recorded as an addition to additional paid-in capital.

   Of the 148,800 options outstanding at December 31, 1997, 62,400 have exercise prices between $12.37 and $14.87 with a weighted average exercise price of $13.09 and a weighted average contractual life of 6.3 years. Of these 62,400 options, 46,720 are exercisable with a weighted average exercise price of $13.17. The remaining 86,400 shares have exercise prices between $16.87 and $17.15, with a weighted average exercise price of $16.99 and a weighted average contractual life of 8.6 years. Of these 86,400 shares 24,960 are exercisable and their weighted average exercise price is $17.04.

   NOTE 11   EARNINGS PER SHARE

             In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective for reporting periods ending after December 15, 1997. SFAS No. 128 requires companies to present basic earnings per share ("EPS") and diluted EPS, instead of primary and fully diluted EPS previously required. The new standard also requires additional information and disclosures and makes certain modifications to the EPS calculations previously reported under Accounting Principles Board
             No. 15.

             The Company has adopted SFAS No. 128 effective December 15, 1997 and, as a result, the Company's reported quarterly EPS for 1997 have been restated. This accounting change had no material effect on previously reported EPS data for 1996 and 1995. The following disclosures comply with the requirements of SFAS No. 128.

                                                          1997          1996        1995
                                                         ------        ------      ------
          Income Available to Common Shareholders      $4,011,367    $6,602,558   $4,420,007
                                                        =========     =========    =========
          Weighted Average Shares Outstanding           6,288,452     6,261,272    6,261,272

          Common shares Applicable to Stock Options
           Using the Treasury Stock Method                 22,789        90,159       46,917
                                                        ---------     ---------    ---------
          Total shares applicable to Diluted Earnings
           Per Share                                    6,311,241     6,351,431    6,308,189
                                                        =========     =========    =========
          Basic Earnings Per Share                     $      .64    $     1.05   $      .71
                                                        =========     =========    =========
          Diluted Earnings Per Share                   $      .64    $     1.04   $      .70
                                                        =========     =========    =========

              Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined based on assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

   NOTE 12   LEASE OBLIGATIONS

             The Company leases certain equipment, land and improvements under operating leases.

             Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1997, are summarized as follows:


          Year Ending December 31,                                          Amounts
                                                                           --------
          1998                                                           $  272,852
          1999                                                              261,907
          2000                                                              192,560
          2001                                                              154,701
          2002                                                               98,597
          2003 and thereafter                                             6,716,667
                                                                          ---------
                                                                         $7,697,284
                                                                          =========

   Rental expense under all operating leases amounted to $351,785, $315,528,and $398,345 for the years ended December 31, 1997, 1996 and 1995, respectively.

   NOTE 13   BUSINESS SEGMENT DATA
             Information about the Company's operations in different industries for each of the three years ended December 31 is as follows (amounts in thousands):

<CAPTIONS)
                                                          1997       1996      1995
                                                          ----       ----      ----
           Revenues:
           Citrus                                      $ 9,445     $13,863   $ 8,819
           Real Estate                                   5,412       7,642     7,743
           General, Corporate and Other                  9,094       6,508     7,122
                                                        ------      ------    ------
                                                       $23,951     $28,013   $23,684
                                                        ======      ======    ======
          Income:
           Citrus                                      $ 1,092     $ 4,012   $   629
           Real Estate                                   2,004       3,472     2,889
           General, Corporate and Other                  3,162       3,121     3,638
                                                        ------      ------    ------
                                                       $ 6,258     $10,605   $ 7,156
                                                        ======      ======    ======
          Identifiable Assets:
           Citrus                                      $17,017     $17,043   $17,866
           Real Estate                                  27,433      32,169    35,349
           General, Corporate and Other                 13,784      10,461     6,478
                                                        ------      ------    ------
                                                       $58,234     $59,673   $59,693
                                                        ======      ======    ======
          Depreciation and Amortization:
            Citrus                                     $   470     $   502   $   412
            Real Estate                                    430         585       648
            General, Corporate and Other                    18          24        35
                                                         -----       -----     -----
                                                       $   918     $ 1,111   $ 1,095
                                                        ======      ======    ======
         Capital Expenditures:
            Citrus                                     $   149     $   241   $   580
            Real Estate                                  1,587         200       593
            General, Corporate and Other                   354           4        29
                                                        ------      ------    ------
                                                       $ 2,090     $   445   $ 1,202
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

   NOTE 14   RELATED PARTIES

             Baker, Fentress & Company, a publicly owned, closed-end investment company, owned approximately 79 percent of the Company's outstanding common stock at December 31, 1997 and 1996.

             The Company sells, under a participating marketing pool agreement, a significant portion of its citrus fruit to Citrus World, an agricultural cooperative of which
             the Company owns a 4 percent equity interest.   The Company
             accounts for this equity interest at cost. Non-voting stock, in the aggregate amount of $898,871 issued by
             Citrus World is owned by the Company. This non-voting stock represents per unit retain contributions and are considered to have no value for financial statement purposes until
             redeemed.   See Note 1 "Summary of Significant Accounting
             Policies."

             A note payable in the amount of $2,499,770 and $2,535,140 at December 31, 1997 and 1996, respectively, was payable to an affiliate partner in a joint venture with Indigo Group Ltd.

QUARTERLY FINANCIAL DATA (Unaudited)




                                       (In thousands except per share amounts)
                                                    THREE MONTHS ENDED

<CAPTIONS>

                                  March 31,           June 30,         September 30,      December 31,
                              ---------------      ---------------     --------------     -------------
                              1997      1996       1997     1996       1997    1996       1997     1996

Revenues
  Citrus                     $4,422    $5,169    $1,814     $4,618    $   78  $   50      $ 3,131  $ 4,026
  Real Estate                   849     2,792     1,475        989     1,243     733        1,845    3,128
  Undeveloped Real Estate         2         2        16          1         2       1        7,705      381
  Interest and Other Income     299       172       532        650       274     182          264    5,119
                              -----     -----     -----      -----     -----   -----       ------   ------
                              5,572     8,135     3,837      6,258     1,597     966       12,945   12,654
                              -----     -----     -----      -----     -----   -----       ------   ------

Cost and Expenses:
  Citrus                      3,547     3,474     1,559      2,827       535     537        2,712    3,013
  Real Estate                   794     1,202       749        849       806     713        1,059    1,406
  General and
   Administrative               883       850       765        828     1,021     761        3,263      947
                              -----     -----     -----      -----     -----   -----        -----    -----
                              5,224     5,526     3,073      4,504     2,362   2,011        7,034    5,366
                              -----     -----     -----      -----     -----   -----        -----    -----
Income (Loss) From
 Continuing Operations
  Before Income Taxes           348     2,609       764      1,754    ( 765) (1,045)        5,911    7,288
Income Taxes
  (Credit)                   (  121)   (  960)    ( 248)    (  638)     252     415       ( 2,130)  (2,820)
                              -----     ------     -----      -----    -----  -----         -----    ------

Net Income (Loss)           $   227    $1,649     $ 516     $1,116    $(513) $( 630)      $ 3,781   $4,468
                              =====     =====      ====      =====     ====   =====         =====    =====

Per Share Amounts (Note 11)
Net Income (Loss)
Basic Earnings
 Per Share                   $ 0.04    $ 0.26     $0.08     $ 0.18   $(0.08) $(0.10)       $ 0.60   $ 0.71
                               ====     =====      ====      =====     ====    ====         =====    =====


   Management's Discussion and Analysis

   Results of Operations
   1997 Compared to 1996


   Citrus Operations
   Profits from citrus operations totaling $1,092,217 for calendar year 1997 represent a 73% downturn from the $4,011,512 profit posted during 1996. A 26% reduction in fruit harvested and sold resulted in a 32% decline in revenues realized and was the primary reason for the fall in profitability. A total of 1,042,000 boxes of fruit were sold during 1997 compared to 1,401,000 sold one year earlier. Also contributing to the revenue and profit reductions was an 8% decrease in average fruit pricing for the year, with pricing of both fresh and processed fruit contributing to the decline. Production and selling expenses fell 15% during the period on the lower fruit volume; although, this was offset to some extent by reduced handling credits received due to a 58% decline in fruit handled for outside growers. Lower fruit production reduced profit margins as fixed and semi-variable costs were allocated to fewer boxes.

   Real Estate Operations
   Reduced commercial land sales volume resulted in a 42% fall in profits from real estate operation to $2,003,678 for the year
   Ended December 31, 1997. This profit compares to the $3,472,181 recorded during 1996's same period. A total of 63 acres of commercial land sales were closed during 1997, producing gross profits approximating $1,745,000, while gross profits of $3,125,000 were realized on the sale of 92 acres during 1996.

   The sale of the 70,000-square-foot Mariner Village shopping center in June 1996, the 24,000 square-foot office building in Daytona Beach in December 1996, the 24,000-square-foot Palm
   Coast office building in May 1997 and the December 1997 sale of the 47,000-square-foot Daytona Beach office building resulted in income properties revenues and expenses falling 39% and 35%, respectively. Bottom line results from income properties for the twelve months of 1997 were break-even, compared to a $127,000 profit posted in 1996.

   Forestry operating income rose 25% to $748,000 during 1997 as revenues rose 20% from increased harvesting. A 10% increase in subsurface revenue to $184,000 was produced on higher mineral lease income offset to some extent by lower oil royalty income.

   General, Corporate and Other
   The sale of 11,156 acres of the Company's western most Volusia County lands along with releases on surface entry rights on 48 acres produced profits from undeveloped real estate interests of $7,725,007 for 1997. This compares to the sale of 25 acres of land and the release of surface entry rights on 11,767 acres which produced income for 1996 of $384,756.

   Interest and other income declined 78% for 1997 to $1,369,086 when compared to 1996's profit of $6,123,025. Results for 1997 include a profit of $250,000 realized on the sale of the 24,000 square-foot Palm Coast office building along with increases from interest on mortgage notes receivable and investment income of $260,000 and $70,000, respectively when compared to the prior year. Interest and other income posted during 1996 includes $4,550,000 recognized on the sale of 479 acres including citrus groves in Highlands County, and $450,000 and $340,000 realized on the sale of the 70,000-square-foot
   Mariner Village shopping center and 24,000-square-foot Daytona Beach office building, respectively.

   The exercise of stock options along with an increase in expense from stock appreciation rights, due to the rise in the Company's stock price at time of exercise, primarily resulted in a 75% increase in general and administrative expenses for the twelve months of 1997.

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

   Income properties posted a 20% profit gain in 1996 on higher occupancies and leasing rates. Both revenues and expenses decreased, 7% and 8% respectively, during the twelve- month period due to the May 1995 sale of the 18,000-square-foot Mariner Towne Square shopping center and the June 1996 sale of the 70,000 square foot Mariner Village shopping center both located in Spring Hill, Florida.
   Forestry profits fell 17% for 1996's twelve months, a direct result of a 17% decline in revenues on decreased harvesting. Higher oil royalties on increased production combined with additional mineral leases resulted in a 68% rise in subsurface income.

   General, Corporate and Other
   Profits on the sale of undeveloped real estate interests totaled $384,756 for 1996 on the sale of 25 acres of land and the release of surface entry rights on 11,767 acres. This represents a 92% downturn from 1995 results when profits of $4,718,248 were recorded on the sale of 1,218 acres.

   Interest and other income realized in 1996 amounted to $6,123,025, a 155% gain over 1995's interest and other income of $2,404,063. Interest and other income for 1996 includes $4,550,000 recognized on the sale of 479 acres including citrus groves in Highlands County, $450,000 posted on the sale of the Mariner Village shopping center and $340,000 recorded on the sale of the 24,000-square-foot office
   building in Daytona Beach, Florida.   The sale of 142 acres of citrus
   groves and lakefront property in Highlands County accounted for profits of $1,740,000 included in 1995's interest and other income.

   General and administrative expenses fell 3% for the calendar year on decreased interest expense from lower outstanding borrowings, with this decline partially offset by increased costs related to the accounting for stock options.

                         Financial Position

   Earnings for the twelve months of 1997 totaling $4,011,367, equivalent to $.64 per share, represent a 39% decline from 1996's record earnings of $6,602,558, equivalent to $1.05 per share. Earnings from both of the Company's major lines of business, citrus and real estate, contributed to the decline. Profits from citrus operations fell 73% on lower fruit volume along with a reduction in pricing, while results from real estate operations were down due to weaker closings on commercial acreage. Dividends declared and paid during 1997 rose 18% over 1996 to $.65 per share, from 1996's level of $.55 per share. The Company's financial position was strong at December 31, 1997 with cash, cash equivalents and investment securities totaling
   $10,414,112, and debt being reduced $4,450,248  to $13,497,523.   Net
   cash and cash equivalents increased $7,626,598 during the year with $12,089,321 provided from operating activities and $4,052,346 provided from investing activities, offset by $8,515,069 used in financing activities including the payment of dividends and debt reduction. Investing activities includes $2,089,861 expended for the acquisition of property, plant and equipment and $5,686,737 received as proceeds from the sale of property, plant and equipment, primarily the sale of the 24,000-square-foot office building in Palm Coast and the 47,000-square-foot Daytona Beach office building. The expenditures on property, plant and equipment were centered around the development of the second golf course at the LPGA International mixed-use development
   along with forestry tree planting.   Capital requirements for 1998 are
   projected to approximate $10.6 million, of which $8.6 will be spent on the second golf course, the clubhouse and amenities and golf maintenance equipment. These expenditures will be funded from cash and investments on hand, operating activities, and if necessary, existing financing sources.

   Fruit production from citrus operations declined 24% for the 1996-1997 crop season with 1,047,000 boxes harvested and sold. To a large extent the drop-off in production is due to the sale of groves in 1996 in conjunction with the disposition of lakefront property. This fruit will be replaced in future years as the groves planted during 1989-1992 mature and increase their yield. The groves remain in excellent condition and fruit volume for the 1997-1998 season, which began in September 1997, is anticipated to approximate 1,200,000 boxes. The 1997-1998 crop estimate for Florida oranges totals 254 million boxes and represents a 12% increase over the final 1996-1997 record crop totaling 226 million boxes. Due to this abundant crop, pricing for both fresh and processed fruit has been relatively weak. News of an approximate 25% reduction in fruit to be produced by Brazil for the coming season has led to some strengthening of prices in recent weeks.

   On September 1, 1997, the Company took over operations of the LPGA International golf facilities from the City of Daytona Beach through a long-term lease arrangement. This entails not only the operation of the current facilities, but also assuming the responsibility of constructing the second golf course and clubhouse facilities. The second golf course, designed by Arthur Hills, is currently under construction, with the clubhouse currently in the design phase. The golf course should be ready for play during the fourth quarter of 1998 with the clubhouse ready shortly thereafter. The total cost of these new facilities will approximate $10 million. It is anticipated that the addition of these amenities will strengthen residential sales activity and attract a destination resort hotel. Additionally, the recent introduction of a lower priced product, with prices starting just over $100,000, should broaden the market and spur residential sales activity. Commercial sales activity in and around the
   development remain relatively strong.    Several closings originally
   anticipated to close during the fourth quarter of 1997 have been deferred for closing in the first half of 1998.

   During 1997 the Company sold approximately 11,000 acres of its most western lands in Volusia County. These lands were not in the Company's short term plans for development and were sold to a state agency, rather than a competitor, to be used for conservation. The Company also continues to sell its income properties and at this time only one such property remains unsold. These strategies have helped to substantially reduce Company debt while producing funds to be invested in its core assets, the citrus groves and in particular the LPGA International mixed-use development. With stable citrus pricing and increasing fruit volume from citrus operations, along with the conversion of commercial contract backlog to closings, continued profitability is forecasted in the near term.

                    COMMON STOCK PRICES AND DIVIDENDS


   Effective September 1, 1992, the Company's common stock began trading on the American Stock Exchange (AMEX) under the symbol CTO. The Company has paid dividends annually on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends paid (on a semi-annual basis) over the five years ended December 31, 1997.

                                   1993    $.30
                                   1994    $.35
                                   1995    $.45
                                   1996    $.55
                                   1997    $.65

   Indicated below are high and low sales prices for the quarters of the last two fiscal years. All quotations represent actual transactions.


                              1997                     1996
                          -------------            --------------
                          $         $               $         $
First Quarter           17-5/8    16-1/2           17-7/8   16-3/4
Second Quarter          17-1/4    15-1/2           20-7/8   17-1/2
Third Quarter           24-1/4    16-3/8           19-5/8   16-3/4
Fourth Quarter          25        17-5/8           17-3/8   16-1/4

   Approximate number of shareholders of record as of
   December 31, 1997(without regard to shares held in nominee or
   street name):       250

                         EXHIBIT 21


Subsidiaries of the Registrant

                                                                      Percentage of
                                        Organized                    voting securities
                                          under                          owned by
                                         laws of                    immediate parent

Consolidated-Tomoka Land Co.                  Florida                      --
  Placid Utilities                            Florida                   100.0
  Indigo Group Inc.                           Florida                   100.0
  Indigo Group Ltd.                           Florida                    99.0*
  (A Limited Partnership)
  Indigo Development Inc.                     Florida                   100.0
  Indigo Lakes Realty, Inc.                   Florida                   100.0
  Palms Del Mar Inc.                          Florida                   100.0
  Indigo International Inc.                   Florida                   100.0

*Consolidated-Tomoka Land Co. is the limited partner of Indigo Group Ltd., and owns 99.0% of the total partnership equity. Indigo Group Inc. is the managing general partner of the partnership and owns an additional 1.0% of the partnership equity.

All subsidiaries are included in the Consolidated Financial Statements of the Comany and its subsidiaries appearing elsewhere herein.

                             EXHIBIT 23





CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTS

TO: CONSOLIDATED-TOMOKA LAND CO.


     As independent certified public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference in this Form 10-K, into the Company's previously filed
Registration Statements on Form S-8 (File 33-62679 (prior registration number 33-50954)).




                                     Arthur Andersen LLP



Tampa, Florida
March 20,1998