Form 10-Q
period 1998-03-31
CONSOLIDATED TOMOKA LAND CO
filed 1998-05-07
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

        X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       ___     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998

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

                        Yes   X               No
                            -----                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Class of Common Stock                                      Outstanding
                                                             May 1, 1998

   $1.00 par value                                            6,371,833

                                  CONSOLIDATED-TOMOKA LAND CO.


                                             INDEX


                                                                      Page No.



PART I - FINANCIAL INFORMATION

       Consolidated Condensed Balance Sheets -
            March 31, 1998 and December 31, 1997                           3

       Consolidated Condensed Statements of Income and
         Retained Earnings - Three Months Ended
         March 31, 1998 and 1997                                           4

       Consolidated Condensed Statements of Cash Flows -
         Three Months Ended March 31, 1998 and 1997                        5

       Notes to Consolidated Condensed Financial Statements                6-8

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9-10

PART II -- OTHER INFORMATION                                               11

SIGNATURES                                                                 12

                                 PART I -- FINANCIAL INFORMATION

                                   CONSOLIDATED-TOMOKA LAND CO.
                              CONSOLIDATED CONDENSED BALANCE SHEETS


                                                      (Unaudited)
                                                        March 31,    December 31,
                                                          1998          1997
                                                        ---------    ------------
ASSETS
Cash & Cash Equivalents                               $   518,026    $ 9,387,433
Investment Securities                                   5,075,203      1,026,679
Notes Receivable                                        9,917,805     10,018,350
Accounts Receivable                                     2,500,779      1,824,973
Inventories                                               939,356        921,454
Cost of Fruit on Trees                                  1,837,386      2,786,501
Real Estate Held for Development and Sale              14,108,476     13,819,068
Net Investment in Direct Financing Lease                  605,090        625,256
Deferred Income Taxes                                     335,530        335,530
Other Assets                                              679,586        597,761
Property, Plant, and Equipment - Net                   18,794,108     16,891,137
                                                       ----------     ----------
     TOTAL ASSETS                                     $55,311,345    $58,234,142
                                                       ==========     ==========


LIABILITIES
Accounts Payable                                      $ 1,072,354    $   919,241
Notes Payable                                          13,402,994     13,497,523
Accrued Liabilities                                     4,543,916      3,853,403
Income Taxes Payable                                      237,625      2,109,528
                                                       ----------     ----------
     TOTAL LIABILITIES                                 19,256,889     20,379,695
                                                       ----------     ----------


SHAREHOLDERS' EQUITY
Common Stock                                            6,371,833      6,371,833
Additional Paid-in Capital                              3,793,066      3,793,066
Retained Earnings                                      25,889,557     27,689,548
                                                       ----------     ----------
     TOTAL SHAREHOLDERS' EQUITY                        36,054,456     37,854,447
                                                       ----------     ----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $55,311,345    $58,234,142
                                                       ==========     ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                         CONSOLIDATED-TOMOKA LAND CO.
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                           (Unaudited)
                                                         Three Months Ended
                                                      ---------------------------
                                                      March 31,        March 31,
                                                        1998            1997
                                                      ---------       -----------
INCOME:
  Citrus Operations:
    Sales of Fruit and Other Income                  $ 4,573,379      $ 4,422,426
    Production and Selling Expenses                  ( 3,856,885)     ( 3,547,544)
                                                      ----------       ----------
                                                         716,494          874,882
                                                      ----------       ----------
  Real Estate Operations:
    Sales and Other Income                             1,376,649          848,770
    Costs and Expenses                               (   931,554)     (   793,629)
                                                      ----------       ----------
                                                         445,095           55,141
                                                      ----------       ----------
  Profit on Sales of Undeveloped
    Real Estate Interests                                 96,415            2,000
                                                      ----------       ----------
  Interest and Other Income                              257,473          298,634
                                                      ----------       ----------

General and Administrative Expenses                  (   840,550)     (   882,933)
                                                      ----------       ----------

Income Before Income Taxes                               674,927          347,724
Income Taxes                                         (   244,776)     (   121,420)
                                                      ----------       ----------

Net Income                                               430,151          226,304

Retained Earnings, Beginning of Period                27,689,548       27,748,008
Dividends                                            ( 2,230,142)     ( 1,878,382)
                                                      ----------       ----------
Retained Earnings, End of Period                     $25,889,557      $26,095,930
                                                      ==========       ==========
PER SHARE INFORMATION:
  Average Shares Outstanding                           6,371,833        6,261,272
                                                      ==========       ==========
  Net Income Per Share:
   Basic                                             $       .07      $       .04
                                                      ==========        =========
   Diluted                                           $       .07      $       .04
                                                      ==========        =========
  Dividends Per Share                                $       .35       $      .30
                                                      ==========        =========

See accompanying Notes to Consolidated Condensed Financial Statements.

                         CONSOLIDATED-TOMOKA LAND CO.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                            (Unaudited)
                                                         Three Months Ended
                                                      --------------------------
                                                      March 31,         March 31,
                                                         1998              1997
                                                      ---------         ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  CASH RECEIVED FROM:
   Citrus Sales of Fruit and Other Income            $ 4,046,685      $ 4,895,613
   Real Estate Sales and Other Income                  1,508,830          979,963
   Sales of Undeveloped Real Estate Interests             96,415            2,000
   Interest and Other Income                              93,939          241,701
                                                       ---------        ---------
    Total Cash Received from Operating Activities      5,745,869        6,119,277
                                                       ---------        ---------
  CASH EXPENDED FOR:
   Citrus Production and Selling Expense               2,850,574        3,020,671
   Real Estate Costs and Expenses                        517,011          748,720
   General and Administrative Expenses                   608,162          854,815
   Interest                                              129,869          316,235
   Income Taxes                                        2,116,678          849,998
                                                       ---------        ---------
    Total Cash Expended for Operating Activities       6,222,294        5,790,439
                                                       ---------        ---------
    Net Cash Flow Provided by (Used In)Operating
       Activities                                     ( 476,425)         328,838
                                                       ---------        ---------

CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant, and Equipment       ( 2,057,460)     (   107,001)
 Net (Increase) Decrease from Purchases/Sales
  of Investment Securities                           ( 4,048,524)         398,139
 Direct Financing Lease                                   20,166           21,032
 Proceeds from Sale of Property, Plant and Equipment      17,507           26,206
                                                       ---------        ---------

   Net Cash Provided by Investing Activities         ( 6,068,311)         338,376
                                                       ---------        ---------
CASH FLOW FROM FINANCING ACTIVITIES:
 Payments on Notes Payable                           (    94,529)     (   158,874)
 Dividends Paid                                      ( 2,230,142)     ( 1,878,382)
                                                       ---------        ---------
  Net Cash Used in Financing Activities              ( 2,324,671)     ( 2,037,256)
                                                       ---------        ---------
Net Decrease In Cash and Cash Equivalents            ( 8,869,407)     ( 1,370,042)
Cash and Cash Equivalents at Beginning of Period       9,387,433        1,760,835
                                                       ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   518,026      $   390,793
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

   2. Seasonal Operations. The Company's citrus operations involve a single-crop agricultural commodity and are seasonal in nature. To a lesser extent, real estate operations including forestry and golf activities are seasonal in nature. Accordingly, results for the three months ended March 31, 1998 and 1997 are not necessarily indicative of results to be expected for the full year. Results of operations for the twelve months ended March 31,1998 and 1997 are summarized as follows (in thousands):

                                          Twelve Months Ended March 31,
                                 ------------------------------------------------
                                         1998                      1997
                                 ------------------------------------------------
                                 Revenues     Income      Revenues       Income
                                 --------  ------------   --------    -----------
     Citrus Operations           $ 9,596     $   934     $13,117        $ 3,192
     Real Estate Operations        5,940       2,393       5,698          1,937
     General Corporate & Other     9,147       3,258       6,634          3,215
                                  ------       -----      ------          -----
       Total Revenues            $24,683                 $25,449
                                  ======                  ======
     Income Before Income Taxes                6,585                      8,344
     Income Taxes                            ( 2,370)                   ( 3,164)
                                              ------                     ------
     Net Income                              $ 4,215                    $ 5,180
                                              ======                     ======

   3. Common Stock and Earnings Per Common Share. Effective December 15, 1997 the company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per share". SFAS No. 128 requires companies to present basic earnings per share ("EPS") and diluted EPS, instead of primary and fully diluted EPS previously required. This accounting change had no material effect on previously reported EPS data for the first quarter of 1997.

<CAPTIONS>

                                              Three Months Ended
                                         ---------------------------
                                         March 31           March 31
                                           1998               1997
                                         ---------          --------
   Income Available to Common
    Shareholders                         $ 430,151        $ 226,304
                                          ========         ========

   Weighted Average Shares Outstanding   6,371,833        6,261,272

   Common Shares Applicable to Stock
    Options Using the Treasury Stock
    Method                                  26,759           72,106
                                         ---------        ---------

   Total Shares Applicable to Diluted
    Earnings Per Share                   6,398,592        6,333,378
                                         =========        =========

   Basic Earnings Per Share                  $0.07            $0.04
                                         =========        =========
   Diluted Earnings Per Share                $0.07            $0.04
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

   4.  Notes Payable.  Notes payable consist of the following:

                                                    March 31, 1998
                                       -------------------------------------

                                                                Due Within
                                         Total                    One Year

                                        ------------------------------------


       $ 7,000,000 Line of Credit      $         -           $          -
        Mortgage Notes Payable            12,804,715              2,764,329
        Industrial Revenue Bond              598,279                 77,994
                                          ----------              ---------
                                          13,402,994              2,842,323
                                          ==========              =========


   Notes Payable include $3,690,383 owed by Indigo Group Ltd. ("IG LTD."), a 100% owned limited partnership in the real estate business, of which $2,490,383 is collateralized by developed real estate in a joint venture project. IG Ltd.'s 50% partner is jointly liable on this note.

   Payments applicable to reduction of principal amounts will be required as follows:


        Year Ending March 31,
        ---------------------
                                        $

        1999                        2,842,323
        2000                          390,706
        2001                          425,508
        2002                          463,418
        2003                        7,976,454
        Thereafter                  1,304,585
                                   ----------
                                   13,402,994
                                   ==========


   In the first three months of 1998 interest totaled
   $291,816, of which $161,947 was capitalized to land held for development and sale. Total interest for the three months ended March 31, 1997 was $427,945 of which $50,000 was capitalized to land held for development and sale.

   MANAGEMENT'S DISCUSSION AND ANALYSIS

   The Management's Discussion and Analysis is designed to be read in conjunction with the financial statements and Management's Discussion and Analysis in the last annual report.

   RESULTS OF OPERATIONS

   Citrus Operation
   ----------------
   Citrus operating profits amounting to $716,494 for the first quarter of 1998, represent an 18% decline from profits totaling $874,882 one year earlier. The decrease in profits was realized despite a 9% gain in fruit harvested and sold during the period, as average pricing fell 5%. Total fruit processed in 1998's first quarter amounted to 555,000 boxes, which compares to 1997's first period volume of 511,000 boxes. The fall in fruit pricing is primarily attributable to a 7% decrease in fresh fruit pricing, with overall processed fruit prices rising 4%. Revenues from sales of fruit and other income rose 3% on the higher volume when compared to prior year. Production and selling expenses increased 9%, a direct result of the 9% gain in fruit processed during the period.

   Real Estate Operations
   ----------------------
   Profits from real estate operations improved substantially for the first quarter of 1998 with profits of $445,095 recognized in 1998's first three month period compared to profits totaling $55,141 one year earlier. This improvement was generated despite the lack of significant commercial real estate closings, as only 5 acres of commercial property were closed during the period. This acreage produced gross profits approximating $45,000. During
   1997's first quarter no closings of commercial property were recorded. The 1998 profit improvement was attained from golf and forestry operations. Profits from the LPGA International golf course, which the company took over operation of on September 1, 1997, totaled $277,053 on revenues amounting to $825,737. Profits from forestry rose 42% to $258,076 on a 39% rise in revenues from increased harvesting. Revenues and expenses from income properties declined 66% and 68%, respectively due to the May 1997 sale of the 24,000 square foot Palm Coast office building and the December 1997 sale of the 47,000 square foot Daytona Beach office building.

   General, Corporate and Other
   ----------------------------
   Profits on the sale of undeveloped real estate interests totaled $96,415 on the release of surface entry rights on 2,332 acres. Interest and other income declined 14% for the first quarter of 1998 on lower interest on mortgage notes receivable, offset to some extent by higher interest on investment securities. General and administrative expenses were lowered 5% for the period on lower salaries, reduced interest expense and additional costs capitalized to the LPGA development project and construction of the second golf course.

   FINANCIAL POSITION
   ------------------
   Company profits of $430,151 for 1998's first three months, equivalent to $.07 per share, represent a 90% improvement over 1997's first quarter profit of $226,304, equivalent to $.04 per share.
   This improvement was realized despite an 18% downturn in citrus results on depressed pricing. Real estate operations provided the upturn in profitability on strong performances from forestry and golf operations. Dividends equivalent to $.35 per share were paid during the quarter, a 17% increase over dividends paid during 1997's first period equivalent to $.30 per share. Cash and cash equivalents decreased $8.9 million dollars for the quarter ended March 31, 1998. This outflow of funds was primarily attributable to $4.0 million transferred to investment securities, $2.2 million paid out for the previously mentioned dividends and $2.1 million expended on the acquisition of property, plant and equipment, primarily the construction of the second golf course and clubhouse facilities at the LPGA International mixed-use development. Capital requirements forecasted for the remainder of 1998 approximate $8.6 million, with continued emphasis on the second golf course and clubhouse facilities. The funds for these expenditures will be provided from cash and investments on hand, operations and when necessary existing financing sources.

   Company groves continue to be in excellent condition, with fruit volume projected for the 1997-1998 crop season, which commenced in September 1997, to approximate 1,250,000 boxes. The bloom cycle has progressed well, which leads to early indications of another abundant crop from Company groves for the 1998-1999 season. Pricing for both fresh and processed fruit continues to be relatively weak due to abundant crops for the state of Florida and Brazil. Reports from Brazil continue to show projections of an approximate 25% reduction in fruit volume for their upcoming crop season, which begins in June. These reports have led to a modest strengthening of both the fresh and processed fruit markets.

   Progress continues at the LPGA mixed-use development with the construction of the second golf course on schedule and play targeted to commence in the fourth quarter of 1998. The clubhouse facilities are in the design and permitting stage and should be ready shortly after the opening of the golf course in late 1998. It is anticipated the opening of these amenities will strengthen residential sales activity and help to attract a destination resort hotel. Currently preliminary discussions are taking place with several resort hotel developers. The introduction of lower priced residential units within the community has been well received. The Mercury Titleholders golf tournament held at LPGA International April 30 through May 3 of this year provided national exposure to the development with televised rounds on CBS. Commercial contract backlog and sales activity remain relatively strong with several parcels of land put under contract during the first quarter of 1998 and negotiations ongoing on additional
   Company properties. The Company continues to focus on its core citrus and real estate operations. Indicators from both these operations, abundant citrus crops, relatively stable pricing and good condition of company groves along with continued strong sales activity of commercial property, lead to projections of continued profitability in the near term.

                                 PART II -- OTHER INFORMATION


   Item 1.     Legal Proceedings

               There are no material pending legal proceedings to which the Company or its subsidiaries is a party.

   Item 2 through 3

               Not Applicable


   Item 4.     Submission of matters to a vote of security holders.

               The annual meeting of Shareholders was held April 22, 1998 and the following votes were received for each of the three nominees for Class I directors:

                                                           Number of
                       Number of        Number of Votes      Votes
   Nominee             votes for           Withheld        Abstaining

   John C. Adams, Jr.   6,211,980           2,100           13,004
   Bob D. Allen         6,211,980           2,100           13,004
   David D. Peterson    6,213,580             500           13,004

   Item 5.     Not Applicable

   Item 6.     Exhibits and Reports on Form 8-K

               (a)    Exhibits:

                Exhibit 11 - Incorporated by Reference on Page 7 of this
                             10-Q report.

                Exhibit 27 - Financial Data Schedule

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





                                                CONSOLIDATED-TOMOKA LAND CO.
                                                       (Registrant)



   Date:   May 7, 1998                        By:/s/ Bob D. Allen
                                              ----------------------------
                                              Bob D. Allen, President and
                                              Chief Executive Officer



   Date:   May 7, 1998                        By:/s/ Bruce W. Teeters
                                              ----------------------------
                                              Bruce W. Teeters, Senior
                                              Vice President - Finance
                                              and Treasurer