Form 10-Q
period 1998-06-30
CONSOLIDATED TOMOKA LAND CO
filed 1998-08-11
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    Form 10-Q


               X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ____    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1998

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

                                     Yes   X           No
                                         _____        _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                              Outstanding
          Class of Common Stock                             August 1, 1998

           $1.00 par value                                    6,371,833

                              CONSOLIDATED-TOMOKA LAND CO.

                                         INDEX

                                                          Page No.

PART I - - FINANCIAL INFORMATION

     Consolidated Condensed Balance Sheets -
       June 30, 1998 and December 31, 1997                    3

     Consolidated Condensed Statements of Income and
     Retained Earnings - Three Months Ended and
       Six Months Ended June 30, 1998 and 1997                4

     Consolidated Condensed Statements of Cash Flows -
       Six Months Ended June 30, 1998 and 1997                5

     Notes to Consolidated Condensed Financial Statements   6-8

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                  9-12

PART II -- OTHER INFORMATION                                 13

SIGNATURES                                                   14

                               PART I -- FINANCIAL INFORMATION

                                 CONSOLIDATED-TOMOKA LAND CO.
                              CONSOLIDATED CONDENSED BALANCE SHEETS

CAPTION

                                                    (Unaudited)
                                                      June 30,     December 31,
                                                        1998           1997
                                                     ----------   -------------
ASSETS
Cash & Cash Equivalents                            $    534,491     $ 9,387,433
Investment Securities                                 2,867,625       1,026,679
Notes Receivable                                      9,815,879      10,018,350
Accounts Receivable                                   2,314,461       1,824,973
Inventories                                             928,288         921,454
Cost of Fruit on Trees                                2,045,402       2,786,501
Real Estate Held for Development and Sale            14,020,223      13,819,068
Net Investment in Direct Financing Lease                584,518         625,256
Refundable Income Taxes                                 304,296              --
Deferred Income Taxes                                   335,530         335,530
Other Assets                                            608,053         597,761
Property, Plant, and Equipment - Net                 17,977,693      16,891,137
                                                     ----------      ----------
     TOTAL ASSETS                                   $52,336,459     $58,234,142
                                                     ==========      ==========
LIABILITIES
Accounts Payable                                    $   386,954     $   919,241
Notes Payable                                        10,825,635      13,497,523
Accrued Liabilities                                   4,848,416       3,853,403
Income Taxes Payable                                         --       2,109,528
                                                     ----------      ----------
     TOTAL LIABILITIES                               16,061,005      20,379,695
                                                     ----------      ----------

SHAREHOLDERS' EQUITY
Common Stock                                          6,371,833       6,371,833
Additional Paid-in Capital                            3,793,066       3,793,066
Retained Earnings                                    26,110,555      27,689,548
                                                     ----------      ----------
     TOTAL SHAREHOLDERS' EQUITY                      36,275,454      37,854,447
                                                     ----------      ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $52,336,459     $58,234,142
                                                     ==========      ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                         CONSOLIDATED-TOMOKA LAND CO.
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                              (Unaudited)                (Unaudited)
                                          Three Months Ended           Six Months Ended
                                          ------------------       ----------------------
                                         June 30,     June 30,       June 30,    June 30,
                                           1998         1997           1998        1997
                                        ----------   ----------    ----------   ---------
INCOME:
  Citrus Operations:
    Sales of Fruit and Other Income    $ 2,974,679  $ 1,814,367   $ 7,548,058 $ 6,236,793
    Production and Selling Expenses    ( 2,317,494) ( 1,558,959)  ( 6,174,379)( 5,106,503)
                                        ----------   ----------    ----------  ----------
                                           657,185      255,408     1,373,679   1,130,290
                                        ----------   ----------    ----------  ----------
  Real Estate Operations:
    Sales and Other Income               1,533,071    1,474,824     2,909,720   2,323,594
    Costs and Other Expenses           ( 1,351,771) (   748,794)  ( 2,283,325)( 1,542,423)
                                        ----------   ----------    ----------  ----------
                                           181,300      726,030       626,395     781,171
                                        ----------   ----------    ----------  ----------
  Profit On Sales of Undeveloped
   Real Estate Interests                    17,923       16,000       114,338      18,000
                                        ----------   ----------    ----------  ----------
  Interest and Other Income                 78,458      531,906       335,931     830,540
                                        ----------   ----------    ----------   ---------
General and Administrative Expenses    (   678,668) (   770,486)  ( 1,529,750)( 1,664,170)
                                        ----------    ---------    ----------  ----------
Income Before Minority Interest
  In Partnership                           256,198      758,858       920,593   1,095,831

Minority Interest in Partnership            92,879        5,135       103,411      15,886
                                        ----------    ---------    ----------  ----------
Income Before Income Taxes                 349,077      763,993     1,024,004   1,111,717
Income Taxes                           (   128,079)  (  247,979)  (   372,855)(   369,399)
                                        ----------    ---------    ----------   ---------
Net Income                                 220,998      516,014       651,149     742,318

Retained Earnings, Beginning of Period  25,889,557   26,095,930    27,689,548  27,748,008
Dividends                                       --           --   ( 2,230,142)( 1,878,382)
                                        ----------   ----------    ----------  ----------
Retained Earnings, End of Period       $26,110,555  $26,611,944   $26,110,555 $26,611,944
                                        ==========   ==========    ==========  ==========
PER SHARE INFORMATION:
  Average Shares Outstanding             6,371,833    6,261,272     6,371,833   6,261,272
                                        ==========   ==========    ==========  ==========
  Net Income Per Share:
   Basic                               $       .03  $       .08   $       .10 $       .12
                                        ==========   ==========    ==========  ==========
   Diluted                             $       .03  $       .08   $       .10 $       .12
                                        ==========   ==========    ==========  ==========
  Dividends Per Share                  $        --  $        --   $       .35 $       .30
                                        ==========   ==========    ==========  ==========
See accompanying Notes to Consolidated Condensed Financial Statements.

                         CONSOLIDATED-TOMOKA LAND CO.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                             Unaudited
                                                          Six Months Ended
                                                       ----------------------
                                                       June 30,      June 30,
                                                        1998           1997
                                                       --------      --------
CASH FLOW FROM OPERATING ACTIVITIES:
CASH RECEIVED FROM:
  Citrus Sales of Fruit and Other Income             $ 7,055,253  $ 6,841,993
  Real Estate Sales and Other Income                   3,258,778    1,853,937
  Sales of Undeveloped Real Estate Interests             114,338       18,000
  Interest and Other Income                              353,073    1,110,260
                                                      ----------   -----------
   Total Cash Received from Operating Activities      10,781,442    9,824,190
                                                      ----------   ----------
CASH EXPENDED FOR:
  Citrus Production and Selling Expenses               5,209,747    5,275,990
  Real Estate Costs and Expenses                       1,905,086      809,761
  General and Administrative Expenses                    894,451    1,326,206
  Interest                                               583,037      635,924
  Income Taxes                                         2,786,678    1,575,000
                                                      ----------   ----------
   Total Cash Expended for Operating Activities       11,378,999    9,622,881
                                                      ----------   ----------
   Net Cash Provided By (Used In)
    Operating Activities                             (   597,557)     201,309
                                                      ----------   ----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of Property, Plant, and Equipment       (3,835,641) (   196,459)
  Net (Increase) Decrease in Investment Securities    (1,840,946)     382,671
  Direct Financing Lease                                  40,738       42,330
  Proceeds from Sale of Property, Plant,
    and Equipment                                      2,282,494    2,238,933
                                                      ----------   ----------
    Net Cash Provided By (Used In) Investing
     Activities                                       (3,353,355)   2,467,475
                                                      ----------   ----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable                             300,000           --
 Payments on Notes Payable                           ( 2,971,888) ( 2,228,617)
 Dividends Paid                                      ( 2,230,142) ( 1,878,382)
                                                      ----------   ----------
    Net Cash Used in Financing Activities            ( 4,902,030) ( 4,106,999)
                                                      ----------   ----------
Net Decrease In Cash & Cash Equivalents              ( 8,852,942) ( 1,438,215)
Cash and Cash Equivalents at Beginning of Period       9,387,433    1,760,835
                                                      ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   534,491 $    322,620
                                                      ==========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements.
                             5

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.    Principles of Interim Statements.  The following
      unaudited condensed financial statements have been
      prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The condensed financial statements reflect all adjustments which are, in the opinion of the management, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated condensed format is designed to be read in conjunction
      with the last annual report.   For further information
      refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

      The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

2. Seasonal Operations. The company's citrus operations involve a single-crop agricultural commodity and are seasonal in nature. To a lessor extent, real estate operations including forestry and golf activities are seasonal in nature. Accordingly, results for the six months ended June 30, 1998 and 1997 are not necessarily indicative of results to be expected for the full year. Results of operations for the twelve months ended June 30, 1998 and 1997 are summarized as follows (in thousands):

                                            Twelve Months Ended June 30,
                                  ----------------------------------------------
                                         1998                      1997
                                  ---------------------   -------------------------

                                 Revenues    Income       Revenues      Income
                                 --------  -----------    --------    -----------
     Citrus Operations           $10,756    $ 1,335     $ 10,312      $   1,656
     Real Estate Operations        5,998      1,849        6,184          2,523
     General Corporate & Other     8,696      2,986        6,531          3,174
                                  ------     ------       ------         ------
      Total Revenues             $25,450                 $23,027
                                  ======                  ======
     Income Before Income Taxes               6,170                       7,353
     Income Taxes                           ( 2,250)                    ( 2,773)
                                             ------                      ------
     Net Income                             $ 3,920                   $   4,580
                                             ======                      ======

                                   6

3.    Common Stock and Earnings Per Common Share.  Effective December
      15, 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SAFS No. 128
       requires companies to present basic earnings per share ("EPS") and diluted EPS, instead of primary and fully diluted EPS previously required. This accounting change had no material effect on previously reported EPS data for the second quarter and first six months of 1997.

<CAPTIONS>
                             Three Months Ended    Six Months Ended
                           --------------------   -------------------
                            June 30     June 30   June 30,   June 30
                              1998        1997      1998        1997
                           --------    --------   --------   --------
Income Available to
 Common Shareholders     $ 220,998   $  516,014   $651,149 $  742,318
                          ========     ========   ========   ========

Weighted Average
 Shares Outstanding      6,371,833    6,261,272  6,371,833  6,261,272


Common Shares Applicable
 to Stock Options Using
 the Treasury Stock
   Method                   25,971       66,571     26,364     66,877
                         ---------    ---------  ---------  ---------
Total Shares Applicable
 to Diluted Earnings
 Per Share               6,397,804    6,327,843  6,398,197  6,328,149
                         =========    ========= ==========  =========

Basic Earnings Per Share     $0.03        $0.08      $0.10 $     0.12
                         =========    ========= ==========  =========
Diluted Earnings Per
 Share                       $0.03        $0.08      $0.10 $     0.12
                         =========    ========= ==========  =========


    Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.
    Diluted earnings per common share were determined based on assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

PAGE>



4. Comprehensive Income. During the first quarter of 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income" which had no effect on the accompanying consolidated statement of net income.

5.    Notes Payable.  Notes payable consist of the following:

                                                       June 30, 1998
                                       --------------------------------------------
                                                                      Due Within
                                              Total                    One Year
                                       -----------------            ---------------

      $7,000,000 Line of Credit           $        --                $        --
      Mortgages Payable                     10,248,065                   207,679
      Industrial Revenue Bonds                 577,570                    79,564
                                           -----------                ----------
                                            10,825,635                   287,243
                                           ===========                ==========


Notes Payable include $1,200,000 owed by Indigo Group Ltd. ("IG LTD."), a 100% owned limited partnership in the real estate business.

Payments applicable to reduction of principal amounts will be required as follows:






      Year Ending June 30,
      -------------------
      1999                       $   287,243
      2000                           392,555
      2001                           427,511
      2002                           465,587
      2003                         7,978,803
      Thereafter                   1,273,936
                                  ----------
                                 $10,825,635
                                  ==========




In the first six months of 1998, interest totaled $402,410 of which $346,042 was capitalized to land held for development and sale. Total interest for the six months ended June 30, 1997 was $739,767, of which $80,429 was capitalized to land held for development and sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The Management's Discussion and Analysis is designed to be read in conjunction with the financial statements and Management's Discussion and Analysis in the last annual report.

RESULTS OF OPERATIONS

Citrus Operation
----------------

Profit from citrus operations for the three months ended
June 30, 1998 rose 157% to $657,185 from same period prior year profits of $255,408. The increase in profits is directly attributable to an 88% increase in fruit volume, with 348,000 boxes of fruit harvested and sold for the second three month period of 1998 compared to 1997's same period volume of 185,000 boxes. The improved volume led to a 64% gain in revenues despite a 13% reduction in average fruit pricing. Lower prices for both fresh and processed fruit, along with a lower percentage of fruit sold as fresh, contributed to the decline in average fruit prices. Production and selling expenses increased 49% on the higher fruit volume, with some efficiencies achieved as fixed costs were spread over the larger volume.

For the first six months of 1998 increased fruit volume again accounted for a rise in profits. Profits for 1998's first six month period totaled $1,373,679, representing a 22% improvement of 1997's same period profit of $1,130,290. Fruit harvested and sold totaled 904,000 for 1998 with 1997's volume 30% below that level at 696,000 boxes. Revenues totaling $7,548,058 represent a 21% gain over prior year on the rise in volume, although offset somewhat by a 7% fall in average fruit pricing. The reduction in fruit pricing is primarily due to lower fresh fruit pricing. The increased volume led to a 21% rise in production and selling expenses for the period.

Real Estate Operations
----------------------

Profits from real estate operations for the second quarter of 1998 decreased 75% to $181,300 from year earlier profits of $726,030. This reduction in profits is primarily the result of lower commercial land sales with six acres closed producing gross profits approximating $210,000 in 1998's second period.
This compares to gross profits totaling $625,000 generated on the sale of eighteen acres during 1997's same period. The sale of the Palm Coast office building, which occurred in May 1997, and the December 1997 sale of the 47,000 square foot Daytona Beach office building along with the delay of a hunting lease renewal resulted in a $60,000 reduction in profits from income properties. Forestry operations income declined 31% to $128,000 for the three month period on a 25% decline in revenues from decreased harvesting. The LPGA International golf operations, which the Company took over in September 1997, provided additional revenues in excess of $550,000 on break-even bottom line results.

Lower commercial sales volume also accounted for the reduced profits posted for the six month period, as profits from real estate operations totaled $626,395, representing a 20% decrease from prior year's $781,171 profit. Gross profits of $260,000 were produced on the sale of eleven acres during 1998's first six month period, with the sale of eighteen acres generating $630,000 during 1997's same period. The sale of the office buildings and delay in the hunting lease mentioned above also contributed to a downturn in results from income properties for the six month period with profits declining $50,000 to break-even. Forestry profits rose 5% to 386,000 on a 6% gain in revenue for the six month period.
Golf operations provided income of $274,000 on revenues totaling $1,378,000.

General, Corporate and Other
-----------------------------------
Profits on the sale of undeveloped real estate interest for 1998's six months to date totaled $114,338 on the release of surface entry rights on 3,011 acres. Interest and other income declined 85% for the second quarter of 1998 to $78,458 and 60% for the six month period to $335,931. Contributing to the downturn from interest and other income for both the second quarter and six month periods is a $250,000 gain posted in 1997 on the sale of the Palm Coast office building along with decreased interest on mortgage notes receivable paid off during 1997.

General and administrative costs declined 12% and 8% for the second three month period and six months to date, respectively.
These reductions can be attributed to lower interest and contributions expense, along with additional costs capitalized to the LPGA development and construction of the second golf course.

FINANCIAL POSITION
------------------

Company profits for the first six months of 1998 of $651,149, equivalent to $.10 per share, represent a 12% decrease from year earlier profits of $742,318, equivalent to $.12 per share. This downturn is attributed to lower commercial sales volume and the sale of income properties, offset by increased earnings from citrus operations. Dividends paid during the six month period increased 17% to $.35 per share. Cash and cash equivalents decreased $8.9 million during the period, while debt outstanding was reduced nearly $2.7 million. Cash used in operating activities totaled $600,000 while cash used in investing activities totaled $3.4 million and cash used in financing activities amounted to $4.9 million including the debt reduction and dividend payment. Cash used in investing activities includes $3.8 million expended on the acquisition of property, plant and equipment, primarily the construction of the second golf course, with an additional $1.8 million transferred to investment securities. These outflows were offset by proceeds from the sale of property, plant and equipment totaling $2.3 million. These proceeds were primarily generated from the sale of the Forest Center shopping center. Capital requirements for the remainder of 1998 approximate $1.8 million, which is primarily centered on development in and around the LPGA mixed-use project, including the second golf course. Funding of these expenditures will come from cash and investments on hand, operating activities and if necessary existing financing sources.

Harvesting for the 1997-1998 citrus crop year was completed in late May with Company fruit volume amounting to 1,255,000 boxes.
This volume represented a 20% increase over the 1,044,000 boxes harvested for the 1996-1997 crop year. Pricing remains relatively weak, although stable, as the state of Florida orange crop totaled 244 million boxes for the season, representing an 8% increase over the prior year's record crop. Although temperatures have been extremely high and rainfall extremely low during the late spring and early summer period the condition of company groves is very good as brief, timely rainfalls coupled with irrigation has provided adequate moisture. The Mediterranean fruit fly has been located in Highlands County in groves well to the north of Company groves.
It is anticipated that it will be controlled or eradicated, with no ill-effects to Company fruit or groves, before harvesting for the 1998-1999 crop season begins in September.

Company owned lands were in the midst of the wildfires experienced in late June and early July across western Volusia County. Approximately 8,000 acres of Company lands were damaged by the fires, with the damage limited to timber on lands held for future development.
Timber harvesting is in progress, and although timber prices have declined due to the volume of timber on the market, bottom line financial statement impact should be minimal. However, future economic gain has been sacrificed due to earlier than planned harvesting and some loss of immature trees planted in recent years which are not of sufficient size to harvest.

Development activities remain centered on the LPGA mixed-use development. Construction of the second golf course is near completion and is in the grow-in stage. Play on the course is anticipated to begin the fourth quarter of this year. The clubhouse facilities continue in the permitting and design phase. The golf facilities along with land for development of a destination resort hotel and timeshare units are currently under negotiation for sale
to a resort developer.   It is anticipated the development of
this project will attract additional activity on Company lands in and around the LPGA project. Commercial sales activity remains relatively strong, with negotiations underway on several parcels of land and additional properties under contract. The wildfires have not had a material impact on either sales or development activities.

The corporation has evaluated and identified the risks of software failure due to processing errors arising from calculation using the Year 2000 date. A plan for conversion has been established to maintain the integrity of its financial systems and ensure the reliability of its operating systems. The cost of achieving Year 2000 compliance, which includes software and installation and will be incurred during 1998 and 1999 is not expected to be material in relation to the Company's financial statements.

Good condition of Company citrus groves, relatively stable pricing and abundant citrus crops from citrus operations, along with continued strong commercial sales activity lead to projections of continued near term profits.

                PART II -- OTHER INFORMATION


Item 1.     Legal Proceedings
            There are no material pending legal proceedings to which the Company or its subsidiaries is a party.

Items 2 through 5.
            Not Applicable


Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits
                 Exhibit (11) - Incorporated by Reference on Page 7
                                of this 10-Q report.

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




                               CONSOLIDATED-TOMOKA LAND CO.
                                      (Registrant)



Date:  August 11, 1998            By:  /s/ Bob D. Allen
                                   ---------------------
                                   Bob D. Allen
                                   President & Chief
                                   Executive Officer






Date:  August 11, 1998            By:  /s/  Bruce W. Teeters
                                   -----------------------
                                   Bruce W. Teeters
                                   Sr. Vice President-
                                   Finance & Treasurer