Form 10-Q
period 1998-09-30
CONSOLIDATED TOMOKA LAND CO
filed 1998-11-06
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               ___      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

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
                                                           Outstanding
              Class of Common Stock                      November 1, 1998
              _____________________                     _________________
                 $1.00 par value                             6,371,833

                CONSOLIDATED-TOMOKA LAND CO.

                           INDEX

                                                               Page No.
                                                               ________

   PART I - - FINANCIAL INFORMATION

   Consolidated Condensed Balance Sheets -
          September 30, 1998 and December 31, 1997              3


   Consolidated Condensed Statements of Income and
          Retained Earnings - Three Months and
          Nine Months Ended September 30, 1998 and 1997         4


   Consolidated Condensed Statements of Cash Flows -
          Nine Months Ended September 30, 1998 and 1997         5

   Notes to Consolidated Condensed Financial Statements         6-8

   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   9-12

   PART II -- OTHER INFORMATION                                 13


   SIGNATURES                                                   14

                           PART I -- FINANCIAL INFORMATION

                             CONSOLIDATED-TOMOKA LAND CO.
                       CONSOLIDATED CONDENSED BALANCE SHEETS


                                                    (Unaudited)
                                                   September 30,   December 31,
                                                        1998          1997
                                                   ------------    ------------

ASSETS
Cash                                                $   136,317    $ 9,387,433
Investment Securities                                 1,185,710      1,026,679
Notes Receivable                                     10,104,836     10,018,350
Accounts Receivable                                   1,833,257      1,824,973
Inventories                                             778,631        921,454
Cost of Fruit on Trees                                3,245,588      2,786,501
Real Estate Held for Development and Sale            14,280,762     13,819,068
Net Investment in Direct Financing Lease                563,532        625,256
Prepaid Income Taxes                                    735,294             --
Deferred Income Taxes                                   335,530        335,530
Other Assets                                            704,457        597,761
Property, Plant, and Equipment - Net                 18,579,739     16,891,137
                                                     ----------     ----------
     TOTAL ASSETS                                   $52,483,653    $58,234,142
                                                     ==========     ==========

LIABILITIES
Accounts Payable                                    $   519,627    $   919,241
Notes Payable                                        12,543,782     13,497,523
Accrued Liabilities                                   5,447,617      3,853,403
Income Taxes Payable                                         --      2,109,528
                                                     ----------     ----------
     TOTAL LIABILITIES                               18,511,026     20,379,695
                                                     ----------     ----------

SHAREHOLDERS' EQUITY
Common Stock                                          6,371,833      6,371,833
Additional Paid-in Capital                            3,793,066      3,793,066
Retained Earnings                                    23,807,728     27,689,548
                                                     ----------     ----------

     TOTAL SHAREHOLDERS' EQUITY                      33,972,627     37,854,447
                                                     ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $52,483,653    $58,234,142
                                                     ==========     ==========

See Accompanying Notes to Consolidated Condensed Financial Statements.

                                      CONSOLIDATED-TOMOKA LAND CO.
                          CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND
                                        RETAINED EARNINGS

                                            (Unaudited)                 (Unaudited)
                                        Three Months Ended           Nine Months Ended
                                       --------------------------   --------------------------
                                       September 30, September 30,  September 30, September 30,
                                           1998          1997           1998          1997
                                       ------------  ------------   ------------  ------------
INCOME:
  Citrus Operations:
    Sales of Fruit and Other Income    $     3,729  $    77,896   $ 7,551,787  $ 6,314,689
    Production and Selling Expenses    (   497,136) (   535,438)  ( 6,671,515) ( 5,641,941)
                                        ----------   ----------    ----------   ----------
                                       (   493,407) (   457,542)      880,272      672,748
                                        ----------   ----------    ----------   ----------
  Real Estate Operations:
    Sales and Other Income             $ 1,515,308    1,242,735     4,425,028    3,566,329
    Costs and Other Expenses           (   792,639) (   805,745)  ( 3,075,964) ( 2,348,168)
                                        ----------   ----------    ----------   ----------
                                           722,669      436,990     1,349,064    1,218,161
                                        ----------   ----------    ----------   ----------
  Profit On Sales of Undeveloped
    Real Estate Interests                   10,385        1,700       124,723       19,700
                                        ----------   ----------    ----------   ----------
  Interest and Other Income                242,622      274,415       578,553    1,104,955
                                        ----------   ----------    ----------   ----------
GENERAL AND ADMINISTRATIVE EXPENSES    (   598,144) ( 1,032,553)  ( 2,127,894) ( 2,696,723)
                                        ----------   ----------    ----------   ----------
INCOME(LOSS)BEFORE MINORITY INTEREST
 IN PARTNERSHIP                        (   115,875) (   776,990)      804,718      318,841

MINORITY INTEREST IN PARTNERSHIP             1,717       11,868       105,128       27,754
                                        ----------   ----------    ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES      (   114,158) (   765,122)      909,846      346,595
INCOME TAXES                                41,473      251,868   (   331,382) (   117,531)
                                        ----------   ----------    ----------   ----------
NET INCOME (LOSS)                      (    72,685) (   513,254)      578,464      229,064

RETAINED EARNINGS, Beginning of Period  26,110,555   26,611,944    27,689,548   27,748,008
DIVIDENDS                              ( 2,230,142) ( 2,191,445)  ( 4,460,284) ( 4,069,827)
                                        ----------   ----------    ----------   ----------
RETAINED EARNINGS, End of Period       $23,807,728  $23,907,245   $23,807,728  $23,907,245
                                        ==========   ==========    ==========   ==========
PER SHARE INFORMATION:
  Average Shares Outstanding             6,371,833    6,265,040     6,371,833    6,262,542
                                        ==========   ==========    ==========   ==========
 Net Income (Loss) Per share:
  Basic                                     $(.01)       $(.08)         $.09         $.04
                                        ==========   ==========    ==========   ==========
  Diluted                                   $(.01)       $(.08)         $.09         $.04
                                        ==========   ==========    ==========   ==========
 DIVIDENDS PER SHARE                        $ .35        $ .35          $.70         $.65
                                        ==========   ==========    ==========   ==========

See Accompanying Notes to Consolidated Condensed Financial Statements.

                                   CONSOLIDATED-TOMOKA LAND CO.
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                          (Unaudited)
                                                       Nine Months Ended
                                                   ----------------------------
                                                   September 30,  September 30,
                                                        1998           1997
                                                   -------------  -------------
CASH FLOW FROM OPERATING ACTIVITIES:
CASH RECEIVED FROM:
  Citrus Sales and Other Income                      $ 7,861,724     $ 7,552,199
  Real Estate Sales and Other Income                   4,086,378       3,612,620
  Sales of Undeveloped Real Estate Interest              124,723          19,700
  Interest and Other Income                              549,810       1,322,484
                                                      ----------      ----------
   Total Cash Received from Operating Activities      12,622,635      12,507,003
                                                      ----------      ----------
CASH EXPENDED FOR:
  Citrus Production and Selling Expenses               6,815,106       6,576,475
  Real Estate Costs and Expenses                       2,713,969         974,881
  General and Administrative Expenses                    549,732       1,762,548
  Interest                                               822,442         979,650
  Income Taxes                                         3,176,203       1,765,000
                                                      ----------      ----------
       Total Cash Expended for Operating
        Activities                                    14,077,452      12,058,554
                                                      ----------      ----------
       Net Cash Provided by (Used In)
        Operating Activities                         ( 1,454,817)        448,449
                                                      ----------      ----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of Property, Plant, and Equipment      ( 4,567,835)    (   410,428)
  Net (Increase) Decrease in Investment Securities   (   159,031)        395,338
  Direct Financing Lease                                  61,724          63,896
  Proceeds from Sale of Property, Plant,
     and Equipment                                     2,282,868       2,258,931
                                                      ----------      ----------
       Net Cash Provided (Used In) Investing
        Activities                                   ( 2,382,274)      2,307,737
                                                      ----------      ----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds From Notes Payable                          2,257,000       3,600,000
  Payments on Notes Payable                          ( 3,210,741)    ( 3,879,590)
  Dividends Paid                                     ( 4,460,284)    ( 4,069,827)
                                                      ----------      ----------
       Net Cash Used in Financing Activities         ( 5,414,025)    ( 4,349,417)
                                                      ----------      ----------
NET DECREASE IN CASH & CASH EQUIVALENTS              ( 9,251,116)    ( 1,593,231)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         9,387,433       1,760,835
                                                      ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   136,317     $   167,604
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

   2. Seasonal Operations. The Company's citrus operations involve a single crop agricultural commodity and are seasonal in nature. To a lesser extent, real estate operations including forestry and golf activities, are seasonal in nature. Accordingly, results for the nine months ended
       September 30, 1998 and 1997 are not necessarily indicative of results to be expected for the full year.
       Results of operations for the twelve months ended
       September 30, 1998 and 1997 are summarized as follows (in thousands):

                                          Twelve Months Ended September 30,
                                 ------------------------------------------------
                                        1998                      1997
                                ---------------------    ------------------------
                                 Revenues     Income      Revenues        Income
                                 --------- -----------   ----------   -----------
Citrus Operations                $10,682      $ 1,300     $10,341       $   1,686
Real Estate Operations             6,270        2,134       6,693           2,939
General Corporate & Other          8,673        3,387       6,625           3,009
                                  ------        -----      ------          ------
     Total Revenues              $25,625                  $23,659
                                  ======                   ======
Income Before Income Taxes                      6,821                       7,634
Income Taxes                                  ( 2,460)                    ( 2,937)
                                               ------                      ------
     Net Income                               $ 4,361                     $ 4,697
                                               ======                      ======
                                            6

   3. Common Stock and Earnings Per Common Share. Effective December 15, 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SAFS No. 128 requires companies to present basic earnings per share ("EPS") and diluted EPS, instead of primary and fully diluted EPS previously required. This accounting change had no material effect on previously reported EPS data for the third quarter and first nine months in 1997.

                        Three Months Ended        Nine Months Ended
                       ------------------------  --------------------
                         Sept. 30,   Sept. 30,   Sept. 30,   Sept.30,
                           1998        1997         1998      1997
                       -----------  -----------  ---------- ----------

Income Available to
  Common Shareholders  (   72,685)  ( 513,254)    578,464     229,064
                        =========   =========   =========   =========
Weighted Average
  Shares Outstanding    6,371,833   6,265,040   6,371,833   6,262,542

Common Shares Applicable
  to Stock Options Using
  the Treasury Stock
   Method                   7,662      60,038      16,003      46,706
                        ---------   ---------   ---------   ---------
Total Shares
 Applicable to Diluted
 Earnings Per Share     6,379,495   6,325,078   6,387,836   6,309,248
                        =========   =========   =========   =========
Basic Earnings Per
 Share                     ($0.01)     ($0.08)      $0.09       $0.04
                        =========   =========   =========   =========

Diluted Earnings Per
 Share                     ($0.01)     ($0.08)      $0.09       $0.04
                        =========   =========    ========    ========


     Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.
     Diluted earnings per common share were determined based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

    4. Comprehensive Income. During the first quarter of 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income" which had no effect on the accompanying consolidated statements of net income.

    5.  Notes Payable.  Notes payable consist of the following:

                                                           September 30, 1998
                                                    -----------------------------
                                                                      Due Within
                                                      Total            One Year
                                                    ----------        -----------
               Consolidated-Tomoka Land Co.
               ----------------------------
               $ 7,000,000 Line of Credit           $ 1,807,000        $ 1,807,000
               Mortgages Payable                     10,180,339            212,247
               Industrial Revenue Bonds                 556,443             81,166
                                                     ----------         ----------
                                                     12,543,782          2,100,413
                                                     ==========         ==========

   Notes Payable include $1,200,000 owed by Indigo Group Ltd.
   ("IG LTD."), a 100% owned limited partnership in the real estate business.

   Payments applicable to reduction of principal amounts will be required as follows:


          Year Ending Sept. 30,
          1999                      $ 2,100,413
          2000                          401,016
          2001                          436,728
          2002                        8,241,546
          2003                          121,410
          Thereafter                  1,242,669
                                     ----------
                                    $12,543,782
                                     ==========

                 In the first nine months of 1998 interest totaled $822,442 of which $563,244 was capitalized to land held for development and sale. Total interest for the nine months ended September 30, 1997 was $1,112,805, of which $133,153 was capitalized to land held for development and sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The Management's Discussion and Analysis is designed to be read in conjunction with the financial statements and Management's Discussion and Analysis in the last annual report.

RESULTS OF OPERATIONS

Citrus Operation
----------------

Losses were posted from citrus operations for both the third period ended September 30, 1998 and 1997 as harvesting of the crop was completed in the late spring. A loss of $493,407 was realized for the three month period of 1998, representing an 8% increase over 1997's loss of $457,542. The higher loss can be attributed to higher repair and maintenance costs, along with the fact that no fruit was harvested during the period for 1998 while approximately 7,000 boxes were sold in 1997 as the season got off to an earlier start.

For the nine months year-to-date net income from citrus operations totaled $880,272, a 31% increase over 1997's nine month profit of $672,748. The gain in profits was realized on a 20% increase in revenues resulting from a 28% rise in fruit harvested and sold during the period. A total of 903,000 boxes were harvested and sold during 1998 compared to 703,000 one year earlier. This gain was partially offset by an overall 7% reduction in average fruit prices, primarily attributable to fresh fruit pricing. Production and selling expenses rose 18% as a result of the increased fruit volume; although, this was partially offset by increased handling credits realized on packing outside growers fruit.

Real Estate Operations
----------------------

Profits from real estate operations increased 65% for the third quarter of 1998 on the strength of higher commercial real estate closing volume. Real estate profits totaled $722,669 for the period on the sale of 47 acres of land, while the sale of 27 acres during 1997's third period helped to generate total real estate profits of $436,990. Revenues from income properties declined 79% during the three month period due to the December 1997 sale of the 47,000-square-foot Daytona Beach office building and the June 1998 sale of the 70,000-square-foot shopping center located in Marion County, while profits remained stable. A 10% gain in profits from forestry operations was achieved on increased harvesting, with profits totaling $227,000. Golf operations at the LPGA International golf course added $205,000 in revenues over the prior year, while losses from the operation increased
$120,000 during the three-month period as the Company took over the operation effective September 1997.

Year-to-date profits from real estate totaled $1,349,064, an 11% improvement over the $1,218,161 posted in 1997's first nine months. This improvement can be attributed to a $153,000 gain from golf course operations, along with $38,000 in additional income from forestry operations. Commercial real estate results are substantially in line with prior year results as a 9% reduction in gross profits from sales is offset by lower advertising and administrative costs. For 1998's first nine-month period closings on 58 acres produced gross profits of $950,000, while 1997's first nine-month period saw closings of 45 acres generating gross profits of $1,040,000. Results from income properties also are substantially in line with prior year; although, revenues are down $763,000 due to the sale of properties mentioned above in addition to the May 1997 sale of the 24,000-square-foot Palm Coast office building.


General, Corporate and Other
-----------------------------------
Profits on the sale of undeveloped real estate interest for 1998's nine months to date totaled $124,723 on the release of surface entry rights on 3,427 acres. Interest and other income declined 12% for the third quarter of 1998 to $242,622 on reduced interest from mortgage notes receivable paid off. For the nine-month period interest and other income fell
48% to $578,553 on reduced interest from mortgage notes receivable, $160,000 loss posted on the sale of the Forest Center shopping center and a $250,000 gain realized on the sale of the Palm Coast office building during 1997.

General and administrative costs declined 42% and 21% for the third three month period and nine months to date, respectively. These reductions can be attributed to lower stock options and interest expense, along with additional costs capitalized to the LPGA development and construction of the second golf course.

FINANCIAL POSITION
------------------

Net income for the first nine months of 1998 totaled $578,464, equivalent to $.09 per share, and represents an increase in excess of 150% when compared to 1997's nine-month profit of $229,064, equivalent to $.04 per share. This income growth was achieved on a 31% rise in citrus earnings and 11% gain in real estate profits coupled with a 21% reduction in general and administrative expenses. Dividends paid during the period amounted to $.70 per share, a 8% increase over the $.65 per share paid in the prior year. Cash flow was a negative
$9,250,000 including  $4,460,000 paid in dividends, $4,560,000 cash used to fund the acquisition of property, plant and equipment and $3,170,000 in payment of income taxes. Offsetting these cash outflows was $2,280,000 cash generated on the sale of property, plant and equipment, primarily on the sale of the Forest Center shopping center. Funds used for the acquisition of property, plant and equipment were centered on the construction of the second golf course at the LPGA
International development. For the remainder of 1998 capital requirements are estimated to approximate $400,000 and will be focused on the golf course along with the clubhouse facilities. These requirements will be met with cash generated from operations along with available financing sources, if necessary.


The USDA 1998-1999 Florida crop estimate was released in early October with the estimate of Florida round oranges totaling 190 million boxes. This estimate represents a 22% decrease from the 244 million boxes harvested during the 1997-1998 crop year. This significant decline, along with anticipated smaller crops from Brazil and California, should lead to significantly stronger prices. These stronger prices have already been seen to some extent as the 1998-1999 crop year begins production. The downturn in fruit production is primarily attributed to severe weather conditions in the first half of 1998, with heavy rains experienced in the winter and early spring months and near-drought conditions along with unusually high temperatures experienced in late spring and early summer. Company groves remain in very good condition as soil conditions allow the groves not to become saturated with moisture in periods of heavy rain, and irrigation systems supply them with enough water in dry periods. Early indications of production from Company groves project volume to be near the 1,255,000 boxes harvested in the 1997-1998 crop year. The Mediterranean fruit fly which had been located in groves in northern Highlands County has been controlled and eradicated with no ill effect to Company groves.

The second golf course at the LPGA International mixed-use development opened to the public the 1st of October. The course has received rave reviews from both golf writers and players. The clubhouse facilities continue in the design and permitting stage with plans scheduled to be ready the first quarter of 1999, at which time construction will commence. Efforts continue to secure a destination resort hotel adjacent to the clubhouse. The physical and psychological impacts of the wildfires, experienced in late June and July, on our real estate development and sales operations have been far less than anticipated. In general, the area has bounced back and greened up. It appears there aren't any long lasting negative impacts to our community because of the fires. Commercial real estate activity remains relatively strong, with several contracts in place and negotiations taking place on additional lands.

The Company has evaluated and identified the risks of software failure due to processing errors arising from calculation using the Year 2000 date. A plan for conversion has been established to maintain the integrity of its financial systems and ensure the reliability of its operating systems. The cost of achieving Year 2000 compliance, which includes software and hardware installation, will be incurred during 1998 and 1999 and is not expected to be material in relation to the Company's financial statements.

The good condition of Company citrus groves, relatively strong pricing and abundant citrus crops from citrus operations, along with continued healthy commercial sales activity lead to projections of continued near-term profits.

              PART II -- OTHER INFORMATION


Item 1.     Legal Proceedings
            There are no material pending legal proceedings to which the Company or its subsidiaries is a party.

Items 2 through 5.
            Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits:

                 Exhibit (11) - Incorporated by Reference
                                on Page 7 of this 10-Q report

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




                                     CONSOLIDATED-TOMOKA LAND CO.
                                           (Registrant)



Date:   November 6, 1998               By: /s/  Bob D. Allen
                                         --------------------
                                       Bob D. Allen,President and
                                        Chief Executive Officer



Date:   November 6, 1998               By: /s/  Bruce W. Teeters
                                            --------------------
                                       Bruce W. Teeters
                                        Sr. Vice President -
                                         Finance and Treasurer