Form 10-K
period 1998-12-31
CONSOLIDATED TOMOKA LAND CO
filed 1999-03-22
CIK 23795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

        X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
       _____     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1998

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 10, 1999 was approximately $21,777,849.

The number of shares of the Registrant's Common Stock outstanding on March 10, 1999 was 6,371,833.

Portions of the 1998 Annual Report to Stockholders of Registrant are incorporated by reference in Part I, II, and IV of this report. Portions of the Proxy Statement of Registrant dated March 22, 1999 are incorporated by reference in Part III of this report.

                                PART I

Item 1.  Business
_______  ________

The Company is primarily engaged through its wholly owned subsidiaries, Indigo Group Inc., Indigo Development Inc., Indigo International Inc.and Indigo Group Ltd., in the real estate industry. Real esate operations include commercial real estate, real estate development, golf operations, property leasing, leasing properties for oil and mineral exploration and the sale of forest products. From time to time, the Company sells unimproved real estate considered surplus to its operating needs. This latter function is not considered part of the Company's ordinary operations.

On December 28, 1998, the Company entered into an agreement for the sale of its citrus operations. The transaction is expected to close on or about April 8, 1999 at a price approximating $30,945,000. The results of the citrus operations have been reported separately as discontinued operations in the Consolidated Statements of Income. Prior year consolidated financial statements have been restated to present citrus operations as discontinued operations. The assets and liabilities associated with the citrus operations as of December 31, 1998 and 1997 have been presented separately on the consolidated balance sheets as "Net Assets of Discontinued Citrus Operations." Summary financial information of the citrus operations is as follows:


                                         Year Ended December 31
                                         ----------------------
                                       1998        1997        1996
Revenues from Discontinued
Citrus Operations                   $11,726,251 $ 9,444,783   $13,862,864
                                     ==========  ==========    ==========
Income from Discontinued Citrus
Operations Before Tax               $ 1,930,247 $ 1,092,217   $ 4,011,512

Income Tax Expense from Discontinued
Citrus Operations                    (  726,352) (  411,001)   (1,509,532)
                                      ---------   ---------     ---------
Net Income from Discontinued
Citrus Operations                   $ 1,203,895 $   681,216   $ 2,501,980
                                      =========    ========     =========

------   --------
The Company also operated in the Resort industry until July
14, 1994 when the Resort complex at Indigo Lakes was sold.

Due to the pending sale of the citrus operations, the Company's continuing operations include only one segment. Thus segmental disclosures are not applicable.

CITRUS
------
Citrus groves.  The Company, under the name Lake Placid Groves, owns and operates approximately 3,900 acres of orange and grapefruit groves located primarily in two large parcels in Highlands County, Florida. The average age of grove trees is 16 years, well within the average 45-year productive life. At December 31, 1998 all grove
acres were classified as fruit bearing.   The groves require
expenditures chargeable to production expenses, such as fertilizer, irrigation, and cultivation.

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

That portion of the Company's citrus crop which is not sold as fresh fruit is processed by Citrus World Incorporated
("Citrus World"), an agricultural cooperative under a participating marketing pool agreement. The agreement is a two year arrangement which the Company may terminate on October 1 of any year by giving written notice sixty days prior to such date with the arrangement continuing for two additional years from the notice of cancellation. Citrus World, one of the larger processors of citrus products in the United States, pools its own fruit with the fruit received from the Company and other citrus growers, processes the pooled fruit, and sells the products produced therefrom. Each participant in the pool, including Citrus World, shares ratably in the proceeds from the sales of these products, net of Citrus World's actual processing and marketing costs, plus a per-unit handling fee. Citrus World makes periodic payments to all participants on their pro rata share of net sales proceeds and makes final payment after all the products in the pool have been sold. During the years 1998, 1997, and 1996, the Company's sales under the above pooling agreement amounted to $4,321,531, $3,107,919, and $5,203,787, respectively.

------   --------

The percentages of the Company's citrus which are sold as fresh fruit and which are diverted to the processing plant can vary considerably from year to year, depending upon fruit size, exterior appearance, and the relative profitability of the markets. During the crop year ended August 31, 1998 approximately 38% of the Company's citrus crop was sold as fresh fruit and the balance was diverted to the cannery, as compared with 47% in the crop year ended August 31, 1997 and 35% the crop year ended August 31, 1996.

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

Item 1.  Business (continued
------   --------

acres of land owned by the Company's real estate development subsidiary, Indigo Development Inc. ("IDI"), in Daytona Beach, plus 730 acres owned by the City of Daytona Beach immediately west of Interstate 95. The LPGA has successfully relocated its headquarters to Daytona Beach and occupies their newly constructed facilities within the development. The official opening of the first LPGA International golf course occurred in July 1994 with the second course opening in October 1998. In December 1994, the first sale within the development was completed with the closing of 60 acres of residential land located in the northern section of the property. During 1995, the first residential units within the community were completed. In early 1996, the Interstate 95 interchange at LPGA Boulevard, which is the north and main entrance to the project, was opened for use. On September 1, 1997, responsibility for the operations of the LPGA International golf courses was transferred from the City of Daytona Beach to a wholly owned subsidiary of the Company. The agreement with the City of Daytona Beach provides for the second golf course and a clubhouse to be constructed by the Company in return for a long-term lease from the City on both golf courses. The design phase of the clubhouse has begun and is projected to open by year-end 1999.

Indigo Commercial Realty, a commercial real estate brokerage company formed in 1991, is the Company's agent in the marketing and management of commercial properties. In addition to the LPGA development, approximately 67 acres of fully developed sites, owned by Indigo Group Inc. and Indigo Group Ltd. ("IG LTD") were available for sale at December 31, 1998. All development and improvement costs have been completed at these sites. All of these commercial sites are located in the Daytona Beach area.

Residential. Until December 1993, the Company, through IG LTD, operated in residential development, building and sales. At the end of 1993 IG LTD closed down the development and building functions. IG LTD continues to sell its remaining lot inventory in the following communities:

Riverwood Plantation, a 180-acre community in Port Orange, Florida with 61 lots remaining at December 31, 1998.

Indigo Lakes, a 200-acre development located in Daytona Beach with 4 lots remaining at December 31, 1998. This community also includes a 304 unit apartment complex constructed in 1989 by a joint venture between IG LTD and the Trammel Crow Company. The apartment complex was sold to the mortgage holder in 1994.

Tomoka Heights, a 180-acre development adjacent to Lake Henry in Highlands County, Florida. There are approximately 120 developable lots remaining to be sold including 38 fully developed lots.
The sales and construction operations were assumed by third third parties as of January 1994.

Item 1.  Business (continued
------   --------

IG LTD also has an inventory of 26 fully developed non-contiguous lots in Palm Coast at December 31, 1998, which the Company continues to sell.

Income Properties. Rental property is limited to a 17,000 square-foot, three-story office building in downtown Daytona Beach. The building is under a lease/purchase agreement, and is considered a financing lease. Other leasing activities of the Company include ground leases for billboards, leases of communication tower sites, and a hunting lease covering approximately 8,300 acres.

Over the past several year the Company has successfully implemented a strategy of disposing of its income properties. During 1998 the Company sold its 50% interest in the 70,000 square-foot shopping center located in Marion County, Florida. At the end of 1997, the Company sold the office building located in Daytona Beach, known as Consolidated Center. The Company continues to use a portion of the building as its headquarters, as terms of the sale include a commitment to lease 6,000 square feet for a period of at least three years. Also in 1997, the 24,000 square-foot office building at Palm Coast, Florida was sold. During 1996, the Company sold the 24,000 square foot office building in Daytona Beach, which had been leased to the LPGA as the principal tenant, along with the 70,000 square-foot Mariner Village shopping center located in Spring Hills, Florida.Mariner Towne Square, an adjacent 18,000 square-foot shopping center was sold during 1995.

Forest product sales. The timber lands encompass approximately 13,000 acres west of Daytona Beach. Geographic location of the timber tract is excellent. In addition to access by major highways (Interstate 95, State Road 40, and International Speedway Boulevard), the internal road system for forestry purposes is good. Income from sales of forest products varies considerably from year-to-year depending on economic conditions and rainfall, which sometimes limits access to portions of the woodlands. In addition, drought conditions sharply increase the potential of forest fires, as occurred during the summer of 1998. The wildfires which ravaged central Florida burned approximately 9,000 acres of the Company's timberland. This and the sale of the approximately 11,000-acre parcel to St. Johns River Water Management District in 1997 will reduce the Company's potential for future income from sales of forest products; although, sales should more than cover expenses associated with the forestry operation. These expenses consist primarily of real estate taxes, with additional expenses including the costs of installing and maintaining roads and drainage systems, reforestation, and wild fires suppression.

------   --------------------

Subsurface Interests. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 537,000 "surface" acres of land owned by others in various parts of Florida, equivalent to approximately 300,000 acres in terms of full interest. The Company leases its interests to mineral exploration firms whenever possible.

At December 31, 1998 mineral leases were in effect covering a total of 28,821 surface acres. Although the leases are for three- to five-year terms, they are terminable annually by the lessees; and the lessees have no obligation to conduct drilling operations. Leases on 2,080 acres have reached maturity but, in accordance with their terms, are held by the oil companies without annual rental payments because of producing oil wells, on which the Company receives royalties.

The purchasers of 82,543 surface acres in which the Company has a one-half reserved mineral interest are entitled to releases of the Company's rights if such releases are required for residential or business development.  Consideration for such releases on 73,117 of those acres would be at the rate of $2.50 per surface acre.
On other acres in Lee and Hendry Counties (where producing oil wells exist), the Company's current policy is to grant no release rights with respect to its reserved mineral rights.  In rare instances, a release of surface entry rights might be granted upon request of a surface owner who requires such a release for special financing or development purposes. In counties other than Lee and Hendry, releases are granted for a percentage of the surface value of a parcel of land.
At December 31, 1998 there were three producing oil wells on the Company's interests. Volume in 1998 was 138,664 barrels and volume in
1997 was 125,356 barrels.   Production for prior recent years
was:   1996 - 131,231, 1995 - 117,831 barrels, and 1994 - 141,488 barrels.

Real estate held and land transactions. More than 90% of the Company's lands have been owned by the Company or its affiliates for more than fifty years. To date, the Company has not been in the business of acquiring and holding real estate for sale. Instead, portions of the Company's lands are put to what management believes is their best economic use. Unsolicited sales are made of parcels which do not appear to offer opportunities for use in the foreseeable future.

Item 1.  Business (continued)
------   --------

GENERAL, CORPORATE AND OTHER OPERATIONS
---------------------------------------

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

Item 2.  Properties
-------  ----------

Information concerning the Company's properties is included on pages 2-3 of the Company's 1998 Annual Report to Shareholders (the "Annual Report") under the captions "Land Holdings", "Citrus", and "Real Estate Operations" and is incorporated herein by reference. Except for parts of the Annual Report expressly incorporated herein by reference, the annual report is not to be deemed filed with the Securities and Exchange Commission.

Item 3.  Legal Proceedings
------   -----------------

There are no material pending legal proceedings to which the Company or its subsidiaries are a party.


Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

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

Item 7A  Quantitative and Qualitative Disclosures about Market Risk
-------  ---------------------------------------------------------
         Not Applicable.

Item 8.  Financial Statements and Supplementary Data
         Financial Statements
         --------------------------------------------------------
         Financial statements incorporated by reference in this report are listed at Part IV, Item 14 (a), "Financial Statements."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
------   -----------------------------------------------------
         There were no disagreements with accountants on accounting and financial disclosures.

                         PART III

     The information required by Items 10, 11, 12, and 13 is incorporated herein by reference to the registrant's 1998 annual meeting proxy statement pursuant to Instruction G to Form 10-K.
On March 22, 1999, the registrant anticipates filing with the Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934, its definitive proxy statement to be used in connection with its 1999 annual meeting of shareholders at which directors will be elected for the ensuing year.


       Executive Officers of the Registrant
       ------------------------------------

The executive officers of the registrant, their ages at January 31, 1999, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

     Bob D. Allen, 64, president and chief executive officer, March 1990 to present.

     Bruce W. Teeters, 53, senior vice president-finance and treasurer, January 1988 to present.

Both of the above are elected annually as provided in the By-Laws.

                           PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------   ---------------------------------------------------------------
     (a.)     1.  Financial Statements
                  --------------------
     The Company's 1998, 1997, and 1996 consolidated financial statements, together with the report of Arthur Andersen LLP, dated February 3, 1999, appearing on pages 5 to 23 of the accompanying 1998 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report. The following is a list of such financial statements with references to the pages of the 1998 Annual Report to Shareholders on which they may be found:

                                                       Annual Report
                                                           Page No.
                                                       --------------
Report of Independent Certified Public Accounts              5

Consolidated Statements of Income for the
  three years ended December 31, 1998                        6

Consolidated Balance Sheets as of December 31,
  1998 and 1997                                              7

Consolidated Statements of Shareholders' Equity
 for the three years ended December 31, 1998                 8

Consolidated Statements of Cash Flows for the three
  years ended December 31, 1998                            9-10

Notes to Consolidated Financial Statements                11-23

     With the exception of (i) the aforementioned financial statements and (ii) the information incorporated under Items 2, 5, 6, and 7, the 1998 Annual Report to Shareholders is not to be deemed filed as part of this report.

         2.  Financial Statement Schedules
             -----------------------------
             Included in Part IV of this Annual Report on
             Form 10-K:
             Report of Independent Certified Public Accountants on Financial Statement Schedules on Page 15 of this
             Annual Report on Form 10-K.

             Schedule III - Real Estate and Accumulated
                            Depreciation on page 16 of this
                            Annual Report on Form 10-K
             Schedule IV -  Mortgage Loans on Real Estate
                            on page 17 of this Annual Report on
                            Form 10-K

14.  Exhibits, Financial Statements Schedules and
     Reports on Form 8-K (continued)
     --------------------------------------------

     Other Schedules are omitted because of the absence of conditions under which they are required, materially or because the required information is given in the financial statements or notes thereof.

     3.     Exhibits

            See Index to Exhibits on page 19 of this Annual Report on Form 10-K.

     (b)     Reports on Form 8-K
             -------------------

             A form 8-K under item 5 "Other Events," dated
             December 28, 1998 was filed. The report dealt with the signing of an agreement for the sale of the citrus business.

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CONSOLIDATED-TOMOKA LAND CO.
                                                          (Registrant)


3/22/99                                          By   /s/ Bob D. Allen
                                                 Bob D. Allen, Chairman of the
                                                 Board, President, and Chief
                                                 Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


3/22/99     Chairman of the Board, President,
            and Chief Executive Officer
            (Principal Executive
            Officer), and Director                /s/ Bob D. Allen
                                                  ----------------


3/22/99     Senior Vice President-Finance
            Treasurer (Principal Financial
            and Accounting Officer), Director     /s/ Bruce W. Teeters
                                                  --------------------


3/22/99     Director                           /s/ David D. Peterson
                                                  ---------------------


3/22/99     Director                              /s/ John C. Adams, Jr.
                                                  ----------------------


3/22/99     Director                              /s/ Robert F. Lloyd
                                                  -----------------------

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                     ON FINANCIAL STATEMENT SCHEDULES


TO CONSOLIDATED-TOMOKA LAND CO.:

We have audited in accordance with generally accepted auditing standards, consolidated financial statements included in Consolidated-Tomoka Land Co.'s 1998 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 3, 1999. Our audits were made for the purpose of forming an opinion on these statements taken as a whole. The schedules listed in item 14(a) 2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                       Arthur Andersen LLP


Tampa, Florida
February 3, 1999

                           SCHEDULE III
          REAL ESTATE AND ACCUMULATED DEPRECIATION
           FOR THE YEAR ENDED DECEMBER 31, 1998

<CAPTIION>
                                                               COSTS CAPITALIZED
                                  INITIAL COST TO COMPANY      SUBSEQUENT TO ACQUISITION
                                  -------------------------   ------------------------------
DESCRIPTION       ENCUMBRANCES     LAND        BUILDINGS &
-----------       -----------     ----        IMPROVEMENTS    IMPROVEMENTS    CARRYING COSTS
                                              ------------    ------------    --------------
CITRUS FACILITY
 AT:LAKE PLACID     8,911,124   1,485,974      1,335,426       9,939,808        -0-

MISCELLANEOUS         -0-         735,433         26,956         841,543        -0-
                 --------------------------------------------------------------------------
                    8,911,124   2,221,407      1,362,382      10,781,351        -0-
                 ==========================================================================
                    GROSS AMOUNT AT WHICH
                 CARRIED AT CLOSE OF PERIOD
                                                                    DATE OF
               ---------------------------------     ACCUMULATED    COMPLETION OF     DATE      DEF
               LAND       BUILDINGS       TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED    LIFE
               --------------------------------     ------------   -------------- ---------   ------

LAKE PLACID   1,485,974  11,275,234    12,761,208     3,225,844     VARIOUS          N/A      5-30 Yrs.
MISCELLANEOUS 1,576,976      26,956     1,603,932       226,914        N/A         VARIOUS    5-40 Yrs.
              --------------------------------------------------
              3,062,950  11,302,190    14,365,140     3,452,758
              ==================================================

                                        1998              1997            1996
                                     -----------        ----------     ----------
COST:
 BALANCE AT BEGINNING OF YEAR        17,693,377         25,544,117      31,683,184
      IMPROVEMENTS                      172,322            657,688         182,985
      COST OF REAL ESTATE SOLD       (3,500,559)        (8,508,428)     (6,322,052)
                                    -----------         -----------     -----------
BALANCE AT END OF YEAR               14,365,140         17,693,377      25,544,117
                                    ===============================================
ACCUMULATED DEPRECIATION:
 BALANCE AT BEGINNING OF YEAR         4,113,403          6,566,029       7,631,177
 DEPRECIATION AND AMORTIZATION          423,570            731,962         833,994
 DEPRECIATION ON REAL ESTATE
   SOLD                              (1,084,215)        (3,184,588)     (1,899,142)
                               ------------------------------------------------------
 BALANCE AT END OF YEAR               3,452,758          4,113,403       6,566,029
                               ======================================================

                                             SCHEDULE IV

                                    CONSOLIDATED-TOMOKA LAND CO.
                                    MORTGAGE LOANS ON REAL ESTATE
                                          DECEMBER 31, 1998

<CAPTIONS>

                                                                                                       PRINCIPAL
FINAL                     FINAL              PERIODIC                                                  AMOUNT OF
DESCRIPTION     INTEREST  MATURITY           PAYMENT                   PRIOR   FACE       CARRYING       LOANS
                RATE      DATE               TERMS                     LIENS    AMT.      AMOUNT (A)   DELINQUENT
-----------     --------  --------           --------                  -----   -----      ----------   -----------
MORTGAGE N/R
SECURED BY
REAL ESTATE:

Volusia Co.     8.75%      03/99                Balloon of $304,293     --      304,293     304,293      --
Volusia Co.     9.25%      09/03    Level, plus balloon of $224,737     --      299,650     299,650      --
Volusia Co      9.25%      12/98                Balloon of $1,071,325   --    1,969,541   1,071,325      --
Volusia Co      9.25%      12/00    Level, plus balloon of $611,200     --      764,000     183,000      --
Volusia Co      9.25%      12/98                Balloon of $313,438     --      356,250     313,438      --
Volusia Co      8.50%      12/01    Level, plus balloon of $974,083     --    1,220,000   1,128,292      --
Hernando Co     9.00%      05/00    Leval, plus balloon of $888,516     --      975,000     915,949      --
Other        6.25%-7.0%   Various               Balloon of $44,400      --       44,400      44,400      --
                                                                    -----------------------------------------
                                                                        --  $ 5,933,134 $ 4,260,347      --
                                                                    =========================================

(A) FOR FEDERAL INCOME TAX PURPOSES, THE AGGREGATE BASIS OF THE LISTED MORTGAGES WAS $4,260,347

(B) A RECONCILIATION OF THE CARRYING AMOUNT OF MORTGAGES FOR THE THREE YEARS ENDED DECEMBER 31, 1998 1997
    AND 1996 IS AS FOLLOWS:

                                                         1998         1997         1996
                                                        -------      -------     --------
   BALANCE AT BEGINNING OF YEAR                       $5,146,017  $10,944,356  $7,097,776
   NEW MORTGAGE LOANS                                    628,343       12,900   4,911,607
   COLLECTIONS OF PRINCIPAL                          ( 1,514,013) (5,811,239) ( 1,065,027)
                                                      ------------------------------------
   BALANCE AT END OF YEAR                            $ 4,260,347 $ 5,146,017 $ 10,944,356
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


                For the fiscal year ended December 31, 1998

                        Commission File No. 0-5556





                         CONSOLIDATED-TOMOKA LAND CO.

          (Exact name of registrant as specified in the charter)

                     EXHIBIT INDEX
                                                                 Page No.
(2.1)  Agreement of Merger and Plan of Merger and Reorganization
       dated April 28, 1993 between Consolidated-Tomoka Land Co.
       and CTLC, Inc. filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and
       incorporated by this reference.                              *
(2.2) Certificate of Merger dated April 28, 1993 filed with the registrant's Quarterly Report on Form 10-Q for the quarter
       ended March 31, 1993 and incorporated by this reference.     *
(3.1)  Articles of Incorporation of CTLC, Inc. dated February 26,
       1993 and Amended Articles of Incorporation dated March 30,
       1993 filed with the registrant's Quarterly Report on Form
       10-Q for the quarter ended March 31, 1993 and incorporated
       by this reference.                                           *
(3.2)  By-laws of CTLC, Inc. filed with the registrant's Quarterly
       Report on Form 10-Q for the quarter ended March 31, 1993 and
       incorporated by this reference.                              *
10    Material Contracts:
(10.1) 1998-1999 Citrus World Marketing Agreement dated
       September 1, 1998 between Citrus World, Inc. and
       and Consolidated-Tomoka Land Co.                            20
(10.2) The Consolidated-Tomoka Land Co. Unfunded Deferred
       Compensation Plan filed with the registrant's Quarterly
       Report on Form 10-Q for the quarter ended June 30, 1981
       and incorporated by this reference.                          *
(10.3) The Consolidated-Tomoka Land Co. Unfunded Deferred
       Compensation Plan executed on October 25, 1982 filed with
       the registrant's annual report on Form 10-K for the year
       ended December 31, 1982 and incorporated by this reference. * (10.4) The Consolidated-Tomoka Land Co. Stock Option Plan
       effective April 26, 1990 filed with the registrant's
       Quarterly Report on Form 10-Q for the quarter ended
       June 30, 1990 and incorporated by this reference.            *
(10.5) Lease Agreement dated August 28, 1997 between the City of Daytona Beach, and Indigo International Inc., a wholly
       owned subsidiary of Consolidated-Tomoka Land Co. filed
       on form 10-K for the year December 31, 1997 and
       incorporated by reference.                                   *
(10.6) Development Agreement dated August 18, 1997 between the
       City of Daytona Beach and Indigo International Inc., a
       wholly owned subsidiary of Consolidated-Tomoka Land Co.
       filed on Form 10-K for the year December 31, 1997 and
       incorporated by reference.                                   *
(10.7) Purchase and Sale Agreement dated December 28, 1998
       between Alton D. Roger and Wade H. Walker and
       Consolidated-Tomoka Land Co.                                30
(11)   Statement of Computation of Per Share Earnings is include
       on Page 22 of the 1998 Annual Report to Shareholders and
       incorporated by this Reference                               *
(13)  1998 Annual Report to Shareholders                           67
(21)  Subsidiaries of the Registrant                              109
(23)  Consent of Arthur Andersen LLP                              110
* - Incorporated by Reference

                                EXHIBIT 10.1

                           MARKETING AGREEMENT
                                1998-1999
                           CITRUS WORLD, INC.

     This Agreement, made as of the 1st day of September, 1998, between CITRUS WORLD, INC., a cooperative association organized under the laws of the State of Florida with its principal place of business at Lake Wales, Florida (hereinafter referred to as "Citrus World") and Consolidated-Tomoka Land Co. of Lake Placid, Florida (hereinafter referred to as "Member").

         WITNESSETH

     WHEREAS, Citrus World owns and operates a citrus fruit canning, packaging, and processing plant at Lake Wales, Florida, as well as other facilities both within and without the State of Florida for the extraction, canning, and/or processing, warehousing, and marketing of processed citrus fruit products; and

     WHEREAS, Member is a member-stockholder of Citrus World ad desires to arrange for the sale and delivery of citrus fruit to Citrus world for processing and marketing of the products derived therefrom.

     NOW, THEREFORE, in consideration of the premises and other valuable considerations, it is mutually agreed as follows:

1.     Definitions.  For the purpose of this Agreement:

    (a) "Grower-Members" shall mean citrus fruit growers who are members of Member where Member is a cooperative association.
    (b) "Non-Member Patrons" shall mean citrus fruit growers who are not Grower-Members but who have agreed as of or prior to October 1, 1992, to sell fruit to Member (if a cooperative) for marketing; to allow pooling of such fruit on a cooperative basis; and to accept the pool proceeds (after deduction of all costs and expenses) as the total amount due for such fruit.
    (c)  "Growers" shall include both Grower-Members and Non-
Member Patrons.
    (d) "Specified Acreage Fruit" shall mean all citrus fruit from Member which is not packed as fresh fruit and which is either produced by Member itself or which, where Member is a cooperative association, is committed to Member by means of valid Grower Marketing Agreements and is grown on Grove Property as hereinafter defined. For the purposes of this definition and of this agreement fruit "packed as fresh fruit" shall mean all fruit and is harvested into pallet boxes, delivered to Member's designated packinghouse, washed, waxed, graded packed in cartons, bags, or bulk containers, marketed and shipped in fresh fruit form.

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

     (f) "Limited Fruit" shall mean all citrus fruit from Member and quantity of which has been set, in terms of a specified number of boxes, by Citrus World's Board of Directors less an allowance, not to exceed five percent (5%) of each variety of fruit included in said total quantity of fruit as fixed by the Board, it being the intent that the said 5% allowance be applicable to each variety of fruit separately. If any fruit comprising said
5% allowance is packed as fresh all eliminations derived from such packing operation (or equivalent quantity and variety) shall be delivered to Citrus World.

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

3. Estimate and Identity of Fruit. On or before October 1st of each year this Agreement is in effect, Member agrees to furnish to Citrus World the estimated quantity by varieties of Fruit Owned or Controlled by Member. In addition, Member shall at the same time clearly identify all Specified Acreage Fruit by delivering toCitrus World a list specifying the Grove property (including the information specified in paragraph 4 below) from whence the same is to be harvested. And, except as provided in paragraph 10 hereof, Grove Property included in such list may not be removed therefrom except upon 2 years written notice to Citrus World. If applicable, Member will furnish at such time the varieties and quantities of Limited Fruit to be delivered to Citrus World pursuant to this Agreement, provided that any changes in the varieties of fruit and quantities thereof from that delivered during the previous Florida Citrus Season must be approved by Citrus World's Board of Directors, unless management determines a varietal change is beneficial to Citrus World.

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

7. Purchase Price. Citrus World agrees to sell the product manufactured from fruit delivered by member hereunder, pooled with products manufactured from fruit delivered by other members or any other source, and to pay over ratably as the agreed purchase price due Member hereunder the net amount received from such sale, as final settlement in full to Member, less any and all advances to Member and less Citrus World's usual uniform and regular charges and expenses for handling and processing the fruit and from marketing the products therefrom including all commonly acceptedbusiness expenses and conventional reserves. Member further agrees to accept capital equity certificates or credits of the type and in the form authorized by the By-Laws of Citrus World as payment of that part of such purchase price which is equal to the retained amounts for capital purchases fixed by the Board of Directors of Citrus World.

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

10. Diversion of Fruit. Member agrees it will not permit any citrus fruit now or hereafter comprising Fruit Owned or Controlled by Member to be delivered to any canning or processing plant other than those Citrus World or designated by Citrus world during the period covered by this Agreement, except:

     (a) where a Grower or Member has made a bona fide sale of all or part of a grove such that the fruit therefrom is no longer available to Member. For the purposes of this paragraph 10 (a), "bona fide sale" shall mean an actual arms length sale for fair value and shall specifically exclude gifts, transfers to family members, transfers among trustees, or among partners, or to stockholders or any other transfer of whatsoever sort or nature other than an arms length sale for fair value;

     (b) Where a Grower dies and such deceased Grower's heirs, administrators, or executors desire to withdraw the deceased
Grower's groves such that the fruit therefrom is no longer available to Member;

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

     (f) Member's obligation to deliver Limited Fruit hereunder, if any, shall also be subject to the exceptions listed in subparagraphs (a), (b), (c),(d), and (e) above, provided that in the event any such instance occurs which affects the quantity of Limited Fruit and Member is obligated to deliver hereunder, such quantity may at Member's option be reduced:
(1) if Member is a cooperative, by the number of boxes actually lost by Member; or (2) if Member is not a cooperative, then by the number of boxes which is in the same proportion as the sold or otherwise lost grove acres bears to the total number of grove acres originally owned by Member."

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

13. Origin and Rejection of Fruit. All fruit to be delivered by Member under this agreement shall consist only of fruit grown upon groves located within the State of Florida and such fruit, together with the horticultural practices used in growing and harvesting the same, shall conform in all respects to all applicable laws and regulations of the United States and the State of Florida. Citrus World may, at its option, reject any and all fruit that fails to pass State and/or Federal inspection or to conform with this Agreement, and any loss or additional cost Citrus World may suffer thereby shall be charged against Member.

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

15. Liquidated Damages. Inasmuch as the remedy at law would be inadequate and inasmuch as it would be impracticable and extremely difficult to determine the actual damage resulting to Citrus World should Member fail to deliver fruit hereunder, regardless of the cause of such failure (except as provided in paragraph 18 hereof)
Member hereby agrees to pay to Citrus World as liquidated damages for breach of this agreement for all fruit which Member has agreed to deliver hereunder for each Florida Citrus Season but which Member has failed to deliver (a) as to Specified Acreage Fruit, the sum of One Thousand and Twenty Five Dollars ($1,025.00) per acre for each acre the fruit from which was not delivered in its entirety or (b) as to Limited Fruit, the sum of Three Dollars ($3.00) per standard field box for all diverted or undelivered fruit. Both parties agree that this Agreement is one of a series dependent for its true value upon the adherence by each and all of the contracting parties to each and all of the said agreements, but the cancellation of any other similar agreement or the failure of any of the parties thereto to comply with the same, shall not affect the validity of this Agreement.

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

     IN WITNESS WHEREOF, both parties have executed this agreement as of the day and year first above written by their dulyauthorized representatives.


MEMBER-Consolidated-Tomoka Land Co.     Attest or Witness:


By: /s/  Hugh J. Veley, VP              /s/ James V. Percy
   -----------------------              ------------------

CITRUS WORLD, INC.

By: /s/ F. M. Hunt, Pres.               /s/ N. T. Mitchell
   ----------------------               -------------------

               EXHIBIT A
CITRUS WORLD 1998-99 UNIFORM MARKETING AGREEMENT


CERTIFICATE OF COMPLIANCE

To the best of our knowledge and belief, the undersigned member of Citrus World hereby certifies (a) that all fruit delivered to Citrus World by the undersigned during the 1998-1999 Florida Citrus Season consisted of Fruit Owned or Controlled by the undersigned as such terms are defined in Paragraph 1 of the Citrus World Uniform Marketing Agreement; and
(b) that the total quantity of such fruit has been delivered to Citrus World in accordance with paragraph 2 of said Agreement.

                  EXHIBIT 10.7

           PURCHASE AND SALE AGREEMENT

     THIS PURCHASE AND SALE AGREEMENT ("Agreement") made as of the 8th day of December, 1998 by and between ALTON D. ROGERS and WADE H. WALKER ("Buyer"), having an address at 486 U.S. 27 South,
Lake Placid, lorida, and CONSOLIDATED-TOMOKA LAND CO., a
Florida corporation "Seller"), having an address of 149
S. Ridgewood Avenue, Daytona Beach, Florida 32114.

                             WITNESSETH:

     In consideration of the mutual covenants herein contained and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Buyer and Seller hereby agree as follows:

1.     AGREEMENTS TO SELL AND PURCHASE AND DESCRIPTION OF PROPERTY;
      (a) Land. Seller agrees to sell and convey to Buyer and Buyer agrees to buy from Seller that certain real property described in Exhibit "A" attached hereto and made a part hereof ("Land"), together with all easements benefitting the Land, all improvements including but not limited to the citrus packing house, maintenance facilities, storage tanks, wells, pumps, irrigation equipment, citrus trees, citrus crop and other fixtures attached to the land ("Improvements"), and all other rights, privileges, and appurtenances to the Land, including, without limitation, any strips and gores of real property adjoining or adjacent to the Land and any land lying in the bed of any street; all oil, gas, mineral rights; all rights-of-way, and other appurtenances used in connection with the beneficial use or enjoyment of the Land; and all right, title and interest in and to all streets, abutting or serving the Land ("Appurtenances"). The Land, Improvements and Appurtenances are collectively referred to herein as the "Real Property."

     (b )Seller agrees to sell and convey to Buyer and Buyer agrees to buy from Seller all personal property owned by Seller (as opposed to leased by Seller or owned by employees of Seller), and used in connection with the operation of the Real Property or of Seller's fresh fruit packing business on the Real Property ("Citrus Business"), including but not limited to, (A) all furniture, fixtures and equipment; (B) cars, trucks and farm or grove maintenance or operating equipment; (C) office equipment and supplies; (D) sprinkler systems, plumbing systems, heating, air conditioning, electrical power and lighting systems; (E) engines, motors, pipes, wiring, fire prevention systems and apparatus; (F) chattels, machinery and signs; (G) computers and computer software, excluding Quantel hardware and software; (H) all inventory of supplies including fuels, fertilizers, herbicides, pesticides, packing labels, pallets, bags, boxes, spare vehicle and equipment parts, tires and the like used in connection with the operation of the Real Property or the Citrus Business (under
Section 2(c) below, the "Operating Inventory" as defined therein, is credited to Seller as an adjustment to the Purchase Price); and (I) architectural renderings, drawings, plans and specifications, building and site plans, engineering plans, studies, floor plans and other plans or studies of any kind regarding the Real Property, including, without limitation, all personal property listed on the schedule attached hereto as Exhibit "B" (collectively, the "Personal Property");
          (c) Seller agrees to convey and assign to Buyer, to the extent assignable, and Buyer agrees to accept an assignment from Seller of all governmental permits, licenses and approvals, issued in connection with the operation, of or related to, the Real Property or the Citrus Business, including, but not limited to all permits, licenses and approvals issued to the Seller by Highlands County, Florida ("County"), the South Florida or
Southwest Florida Water Management Districts ("WMD"), the Department of Environmental Protection ("DEP"), or any other state, federal or local governmental entity or agency, to the extent of Seller's interest therein, (collectively the "Permits"). The Permits are listed on Exhibit "C" attached hereto.
     (d) The Seller shall convey and assign to Buyer, to the extent assignable, and Buyer agrees to accept an assignment of all the existing leases, equipment leases, contracts, agreements, warranties and guaranties affecting the maintenance, management and operation of the Real Property or Citrus Business, all as listed on Exhibit "D" attached hereto ("Leases and Contracts").
     (e) The Seller shall convey and assign to Buyer, to the extent assignable, and Buyer agrees to accept an assignment of all intangible property used in connection with the Real Property or the Citrus Business including but not limited to all accounts receivable existing at the close of business on November 30, 1998, attributable to sales of the 1998-1999 citrus crop grown on the Land, good will, customer lists and trade names and fictitious names owned by Seller (the "Intangible Personal Property"). The Land, Improvements, Appurtenances, Personal Property, Permits, Leases and Contracts, and Intangible Personal Property are collectively referred to herein as the "Property".
     (f) The Property being purchased under this Agreement does not include Seller's interest in Citrus World Inc. ("Citrus World"), except for accounts receivable which accrue on or after November 30, 1998, for the 1998-1999 citrus crop grown on the Land. Buyer acknowledges that Seller's interest in Citrus World, which is related to its Citrus Business, has been specifically excluded from this Agreement at Buyer's request.

     2.  PURCHASE PRICE; DEPOSIT; ADJUSTMENTS; ESCROW.
     (a) Purchase Price: The agreed purchase price of the Property is Thirty Million Six Hundred Forty Five Thousand and 00/100ths
Dollars ($30,645,000.00) (the "Purchase Price"), and shall be paid as follows:
          (i) A non-refundable deposit in the amount of One Million Dollars ($1,000,000.00) shall be paid by Buyer to Escrow Agent, as defined below, to be held pursuant to the terms of this Agreement, within two (2) days after the end of the Inspection Period provided for in Section 5(b) below, and is to be delivered to Seller by the Escrow Agent at the Closing on the Closing Date to Seller the non-refundable deposit is referred to herein as the "Deposit"); and
      (ii) The balance of the Purchase Price is to be paid by Buyer to Seller at the time of Closing on the Closing Date together with any adjustments and credits to the Purchase Price as provided in
Section 2(c). Payments at closing shall be made by wire transfer to an account designated by Seller, which designation shall be made not less than 48 hours prior to the Closing Date.
     (iii) The Purchase Price of the Property shall be allocated as follows:
     (A)  The allocation to the Real Property is $21,875,000.00.
     (B)  The allocation to the Personal Property is $6,325,000.00.
     (c) The allocation to the Intangible Personal Property, Permits, and Leases and Contracts is $2,445,000.00.

     (b)  Deposit.
         (i) The Deposit shall be held in an interest bearing escrow account as provided in Section 2(d) below, subject to the terms of this Agreement, and shall be duly accounted for at the Closing (as defined below). All interest on the Deposit is deemed to be included in the term "Deposit"; is to delivered to Seller if Closing occurs provided that Buyer shall receive a credit for the Deposit against the Purchase Price; is to be paid to Buyer if the Deposit is returned to Buyer under the terms of this Agreement; or if Seller shall be entitled to the Deposit under the terms of the Agreement, then the Deposit shall be paid to Seller.
        (ii) If this Agreement is terminated by either party under any provision granting such party a right to terminate this Agreement after the Deposit is paid to Escrow Agent except for a termination in the event of default under Section 7(b) of this Agreement, then the Deposit shall be promptly refunded in full to Buyer, but in any event not later than ten (10) calendar days after such notice of termination is given.
     (c) Adjustments. The Purchase Price at closing shall be adjusted to reflect the following:
         (i) Water and sewer use charges, charges for electricity, gas and other utilities, operating expenses of the Real Property, any operating expenses paid in advance and real property taxes including any assessments on such tax bill on the Real Property for the then current fiscal tax period and any personal property tax on the Personal Property for the current fiscal tax period, shall be apportioned as of the Closing Date, and the net amount shall be added to or deducted from the Purchase Price, as the case may be. Any deposits for utilities shall be paid by Buyer to the utility providers and any utility deposits paid by Seller to any utility providers shall be refunded to Seller.
         (ii) If, on the Closing Date, the amount of real property taxes including any assessments on such tax bill and personal property taxes for the then current fiscal tax period is not known or is estimated, the apportionment of real property taxes including any assessments on the tax bill and personal property taxes called for herein shall be made on the basis of the real property taxes including any assessments on such tax bill and personal property taxes for the preceding fiscal tax period, respectively, and an appropriate reapportionment shall be made as soon as the new rate and valuation can be ascertained for the fiscal tax period for the year in which Closing occurs, for any increase or decrease in real estate taxes including any assessments on the tax bill and personal property taxes from the prior tax year.

     (iii) At Closing, Buyer shall purchase from Seller as an adjustment to the Purchase Price the entire operating inventory of supplies including but not limited to fuels, spare vehicle and equipment parts, tires, herbicides, fertilizers, pesticides, packing materials, pallets, pallet boxes and the like, used in connection with the Real Property or the Citrus Business or the operation thereof, (collectively, the "Operating Inventory"). The Operating Inventory purchased by Buyer shall be priced at Seller's actual cost and the total amount thereof shall be added to the Purchase Price and paid to the Seller at Closing notwithstanding any provision hereof to the contrary.
     (iv) At closing, the Purchase Price shall be adjusted by an amount equal to the difference between the gross receipts from citrus fruit harvested from the Land between (and including) December 1, 1998, and the day before Closing, and (A) the sum of Seller's field expenses, packinghouse costs, packing costs, cannery expense, administrative expense, selling expense, and overhead allocation for that same fruit during that same period of time, and (B) those same expenses for all 1998-1999 fruit grown on the Land which had been harvested and sold as of November 30, 1998, but for which payment had not been made as of December 1, 1998. For purposes of the preceding sentence, the term "overhead allocation" shall be $12,000.00 per month, and the expense items referred to above exclude all reasonable and customary growing expenses of Seller capitalized in calendar year 1998, and amortized over the 1998-1999 citrus crop.
Buyer recognizes that the adjustment provided by this subparagraph may increase the Purchase Price because final cannery returns for the 1998-1999 crop year will not be determined or paid as of the Closing Date. Buyer, however, is entitled to any and all payments for fruit harvested between and including December 1, 1998, and the day before Closing. Buyer shall have the right to verify all of Seller's expenses (as referred to above), and all returns on the fruit. If there is a dispute between Buyer and Seller on any such expenses or returns that can not be resolved by Buyer and Seller, either party may consider such dispute a default under this Agreement and seek any remedy available hereunder for such default.

     (v) At closing, Seller shall receive a credit to the Purchase Price for Seller's 1999/2000 Growing Costs as hereinafter defined. "Seller's 1999/2000 Growing Costs" shall mean the reasonable and customary costs and expenses incurred by Seller after December 31, 1998, through the day prior to the Closing Date associated with or related to production of the 1999/2000 citrus crop, including salaries and any other benefits of Seller's employees related to producing its 1999/2000 citrus crop, cultivating, hoeing and herbiciding, material and labor, pruning, irrigation, fertilizing material and labor, spraying material and labor, tree removal and replacement material and labor, depreciation, production costs (including labor, buildings and equipment repairs and maintenance, insurance and other miscellaneous costs), and any other normal and customary growing costs and expenses of the citrus industry, but specifically excluding real property taxes and personal property taxes considered as part of growing costs (such taxes are to be prorated under other provisions of this Agreement). Buyer shall have the right to verify Seller's 1999/2000 Growing Costs. If there is a dispute between Buyer and Seller on the credit due Seller from Buyer for Seller's 1999/2000 Growing Costs that cannot be resolved by Buyer and Seller, either party may consider such dispute a default under this Agreement and seek any remedy available hereunder for such default. Buyer and Seller acknowledge that Seller's 1999/2000 Growing Costs may be based on an estimate at Closing to be subsequently adjusted when all information is available which affects the final determination thereof.
     (vi) All accounts receivable, other than those which are part of the Intangible Personal Property and other than those accounts receivable dealt with in Section 2(c)(iv) above, received by Buyer in connection with the operation of the Property after Closing shall be prorated and Seller's prorated portion of such accounts receivable through the day prior to Closing shall be promptly remitted upon clearance of funds by Buyer to Seller post-closing. All accounts payable related to the Property existing at the time of the Closing which have accrued through the day prior to the Closing Date shall be paid by Seller. Any payments made in advance by Seller of operating expense for periods after closing which benefit Buyer shall be prorated and credited to Seller at closing for the portion of such advance payments applicable to periods after Closing.
     (vii) Seller and Buyer acknowledge that it will not be possible to make all necessary adjustments, prorations or credits at Closing, including accounts receivable and payable, and Seller's 1999/2000 Growing Costs. As a result, all utility charges, accounts payable and receivable, Seller's 1999/2000 Growing Costs, and other items of income and expense as to which information is not readily available prior to Closing shall be subject to a post-closing adjustment procedure set forth in this Section 2(c)(vii). Accounts receivable and payable, Seller's 1999/2000 Growing Costs, and other items of income or expense shall be prorated, adjusted or credited as applicable as to Seller for the period up to and including the day prior to the Closing Date and as to Buyer for the period commencing on the Closing Date and thereafter. Seller and Buyer agree that their respective designated accounting personnel shall diligently proceed to make such adjustments promptly following the Closing Date in order to finalize all such adjustments within the later of (i) December 31, 1999, or (ii) ten (10) days from the date all information necessary to make such adjustments is available to both parties. Each party agrees, within ten (10) days of such final adjustment determination, to promptly pay to the other party any amounts due and owing to such party. Seller shall indemnify and hold the Buyer harmless from any such expense accruing on or before the day prior to the Closing Date and Buyer shall indemnify and hold Seller harmless from any such expenses accruing on or after the Closing Date. If at any time following the making of any of the adjustments to the Purchase Price, the amount thereof shall prove to be incorrect, or it should be discovered that some adjustment which should have been made was inadvertently omitted altogether, the party in whose favor the error was made shall pay the sum necessary to correct such error to the other party promptly following receipt of notice of such error from such other party. The provisions of this Section 2(c) or any other provision of this Agreement regarding adjustments, shall survive the Closing until all such adjustment amounts are properly accounted for and paid.

     (viii) Buyer agrees that it shall assist Seller in closing out Seller's books and records as of the Closing Date after closing, consistent with generally accepted accounting practices.

     (d)  Escrow Account.
          (i) The Deposit shall be held by Indigo Commercial Realty Inc., as escrow agent (the "Escrow Agent"), in an interest bearing account using Buyer's tax identification number for such account.
Upon receipt of the Deposit by Escrow Agent, Escrow Agent shall provide a written notice of such receipt of the Deposit to Seller and Buyer. The account shall be maintained until the Deposit has been delivered to Buyer, Seller or to a court of competent jurisdiction in accordance with the provisions hereof.
          (ii) The Escrow Agent shall account for the Deposit in accordance with the terms of this Agreement, or in such other manner as may be directed in a joint written notice from Seller and Buyer directing some other disbursement of the Deposit. If the Escrow Agent receives written notice from either Buyer or Seller that the other party has defaulted in the performance of its obligations under this Agreement or that any condition to the performance of obligations under this Agreement has not been fulfilled within the time period stipulated, which notice shall describe in reasonable detail such default or nonperformance, then the Escrow Agent shall (A) promptly give notice to the party alleged to have defaulted or to have failed to fulfill its obligation on the Escrow Agent's receipt of such notice from the other party and shall enclose a copy of such notice from the other party, and (B) subject to the provisions of Section 2(d)(iii) below which shall apply if a conflict arises, on the fourteenth (14th) day after the giving of the notice referred to in clause (A) above, deliver the Deposit to the party claiming the right to receive it.
          (iii) If the Escrow Agent is uncertain as to its duties or actions hereunder, or receives instructions or a notice from Buyer or Seller which are in conflict with instructions or a notice from the other party or which, in the reasonable opinion of the Escrow Agent, are in conflict with any of the provisions of this Agreement, it shall be entitled to deliver the Deposit to a court of competent jurisdiction and commence an action for interpleader in such court, whereupon the Escrow Agent shall have no further duty with respect to the Deposit.
          (iv) The Escrow Agent shall not be liable for any action taken or omitted in good faith and may rely, and shall be protected in acting or refraining from acting in reliance, upon an opinion of counsel and upon any directions, instructions, notices, certificates, instruments, requests, papers or other documents believed by Escrow Agent to be genuine and to have been made, sent, signed or presented by the proper party or parties.
          (v) Notwithstanding any other provisions of this Agreement, Buyer and Seller jointly indemnify and hold harmless the Escrow Agent against any losses, costs, liabilities, claims and expenses incurred by the Escrow Agent arising out of or in connection with its services under the terms of this Agreement as Escrow Agent, including the costs and expenses of any interpleader action involving the Deposit or of defending itself against any claim or liability. The Escrow Agent will not charge any fee for its services of holding and accounting for the Deposit as Escrow Agent.

     3.  CLOSING, CLOSING EXPENSES AND PRE-CLOSING OPERATIONS.
        (a) Closing Date and Place. The time for the delivery of the deed and all other closing documents and for the performance of the other terms and conditions of this Agreement (the "Closing"), shall be 10:00 A.M. on March 9, 1999, as the same may be extended pursuant to any other provisions hereof or by mutual agreement of Buyer and Seller (the "Closing Date") at the offices of the Seller, or at such other place or time as shall be mutually agreed upon by Buyer and Seller.

        (b) Closing Expenses. Seller shall pay the cost of all deed stamps or transfer taxes assessed with respect to the portion of the Purchase Price allocated to the sale of the Real Property, the premium for the owner's title insurance policy on the portion of the Purchase Price allocated to the Real Property, recording fees for releases, other documents required to clear title or to comply with its obligations hereunder and Seller's attorney's fees. Buyer shall pay for recording costs of the deed, the costs of any survey, any lender's title insurance policy, expenses related to Buyer's due diligence during the Inspection Period, environmental site assessment or appraisal which Buyer may elect to obtain in connection with its acquisition of the Property, Buyer's attorney's fees, and any other expenses not specifically enumerated herein to be paid by Seller.

        (c)  Management, Operation & Condition of the Property.
             (i) As of the Closing Date, the Improvements and Personal Property will be in as good a condition and state of repair as existed on the Effective Date, ordinary wear and tear excepted, and except for casualty and acts of God. Seller agrees to maintain the Operating Inventory through the Closing Date at such levels as are customary, normal and reasonable for the continued operation of the

Real Property and Citrus Business, consistent with the manner in which Seller has operated the Real Property and Citrus Business prior to the Effective Date. Between the Effective Date and the Closing Date, Seller agrees to maintain the Real Property and Personal Property consistent with customary citrus industry standards and practices and consistent with the same standard of care that Seller has used prior to the Effective Date.
          (ii) Between the Effective Date and the end of the Buyer's Inspection Period as hereinafter defined, Seller shall have the right to enter into new agreements of any type and nature related to the Real Property or Citrus Business, to acquire new or substitute Personal Property, to make repairs and capital expenditures to the Property, to renew, modify, extend or amend any existing Leases and Contracts, and to continue its business operation consistent with the manner that Seller has previously operated the Property. Seller shall notify Buyer of any actions taken under the immediately preceding sentence and provide copies of any documents or such appropriate information related to any such actions. Any exhibit to this Agreement shall be deemed amended to include any action taken as contemplated by this Section 3(c)(ii). If this Agreement is not terminated for any reason on or before the end of Buyer's Inspection Period under Section 5 (b) below, thereafter Seller shall obtain Buyer's prior consent, which consent shall not be unreasonably withheld or delayed, before taking any of the actions contemplated by this Section 3(c)(ii).

     4.  REPRESENTATIONS AND WARRANTIES.
        (a) Representations and Warranties of Seller. Seller warrants and represents to, and covenants and agrees with Buyer as of the date hereof, and on the Closing Date Seller shall reaffirm all such representations and warranties as of that date as follows:

            (i) The Seller holds the entire ownership interest in the Real Property, free and clear of all liens and encumbrances except those listed on Exhibit "E" attached hereto. The matters shown on Exhibit "E" and as otherwise authorized herein, are sometimes referred to herein as Permitted Encumbrances. Any portion of the Property encumbered by Seller's loan with Prudential Insurance Company of America ("Prudential") shall be released at Closing provided that this Agreement is not terminated pursuant to the contingency set forth in
Section 5(c).
           (ii) Seller is a duly organized and validly existing corporation, in good standing under the laws of Florida. Seller has the legal right, power and authority to enter into this Agreement and to perform all of its respective obligations hereunder, and this Agreement constitutes a legal, valid and binding obligation of Seller, enforceable in accordance with its terms, conditioned upon satisfaction of the contingency contained in Section 5(c) below regarding approval of this Agreement by the Board of Directors of Seller. If approval of this Agreement is obtained from Seller's Board of Directors as set forth in Section 5(c) below, the execution of the

Agreement by Seller, and the performance by Seller of its obligations hereunder will have been duly authorized by all necessary actions by and on behalf of Seller, and will not conflict with, or result in a breach of, any of the terms, covenants and provisions of the articles of incorporation or by-laws of Seller, as any of the same may have been amended, or any agreement or instrument to which Seller is a party or by which Seller is bound.
          (iii) There are no uncured notices, suits, orders, decrees or judgments relative to violations of, nor to the best of Seller's knowledge and belief without any independent investigation thereof, any material violations of, (A) any easement, restrictive covenant or other matter of record affecting the Real Property or; (B) any laws, statutes, ordinances, codes, regulations, rules, orders, or other requirements of any local, state or federal authority or any other governmental entity or agency having jurisdiction over the Real Property or over the Citrus Business, including, without limitation, any of the foregoing affecting zoning, subdivision, building, health, traffic, environmental, hazardous waste or flood control matters (all of the foregoing, collectively, "Governmental Regulations"), or (c) the Permits.
         (iv)There are no suits, actions or proceedings pending or, to the best of Seller's knowledge and belief without any independent investigation thereof, threatened, against or affecting the Property or the transaction provided for herein before any court or administrative agency or officer, and Seller is not in default with respect to any judgment, order, writ, injunction, rule or regulation of any court or governmental agency or office to which Seller is subject in any way affecting the Property or the transaction provided for herein.
        (v) Other than assessments for an existing fire district on part of the Land and assessments for a proposed fire district for part of the Land, there are not presently pending or, to the best of Seller's knowledge, threatened with respect to the Real Property (A) any special assessments, or (B) any condemnation or eminent domain proceedings.
       (vi) Seller is not a "foreign person" as that term is defined in Section 1445(f)(3) of the Internal Revenue Code.
       (vii) Except as disclosed on Exhibit "D" and as listed as part of the Leases and Contracts, there are no leases, subleases, licenses or other rental agreements or occupancy agreements (written or oral) which grant any possessory interest in and to the Real Property or that otherwise give rights with regard to the use of the Real Property. Seller shall pay and deliver to Buyer all security deposits under any existing leases, if any, and any prepaid rents, if any, or other sums held by the Seller and not applied against the tenant's obligations thereunder.
      (viii) The amount necessary to discharge the Prudential loan and any other monetary liens currently affecting the Real Property do not exceed the net amount of the Purchase Price to be received by Seller at the Closing, after the adjustments described in Section 2(c) above or elsewhere in this Agreement.

      (ix) The Seller (except in material compliance with Governmental Regulations) has never generated, stored, handled or disposed of any hazardous substance, hazardous waste, hazardous materials or oil (as any of such terms are defined under applicable Governmental Regulations) except for pesticides, fertilizers, herbicides, fuels, wax, chlorine and ammonia stored and used according to the labeling instructions and in accordance with Governmental Regulations in the normal maintenance and operation of the Real Property, Personal Property and Seller's Citrus Business, and, to the best of the Seller's knowledge and belief without any independent investigation thereof, there has been no illegal release of any such hazardous substance, hazardous waste, hazardous material or oil into the environment from the Real Property or Personal Property, or in, on or under the Real Property. If during the Inspection Period, Buyer discovers any hazardous substances, hazardous wastes, hazardous materials or oil on the Real Property, except as otherwise stated above, Buyer may terminate the Agreement unless Seller agrees to remediate or clean up the Real Property affected. If Seller agrees to remediate or clean up the Real Property affected, it shall do so in a diligent manner. Notwithstanding the foregoing, the Seller is under no obligation to Buyer under this Agreement to remediate or clean up the Real Property.
         (x) No service, material or work has been supplied to the Real Property for which payment has not been made in full and in a timely manner.
        (xi) Seller is not in default of any material obligations under any of the Leases and Contracts and Permits.
        (xii) Any State of Florida sales taxes levied on the activities and operations conducted on the Property have been duly
collected and paid.   Seller has applied for and received the
agricultural classification for Florida ad valorem tax purposes for the tax year 1998 with respect to the Real Property except for two (2) parcels which are wetlands. Seller agrees to use its best efforts to preserve such agricultural classification on the Real Property through the Closing Date.
        (xiii) Seller will pay or cause to be paid in full, prior to Closing, all due and payable bills and invoices for labor, goods, material and services of any kind relating to the Property, utility charges, and employee salary and other accrued benefits relating to the period prior to Closing except as permitted otherwise under this Agreement.
        (xiv) All payroll taxes, sales taxes, license taxes, use taxes and all other obligations arising from and as a result of the operation of the Property which are the obligation of Seller are due or to become due to any governmental or quasi-governmental authority, whether municipal, state, county or federal, accruing prior to Closing shall be paid in full by Seller and Seller shall not take or omit to take any action with respect to said taxes which would prevent Buyer's performance of its obligations hereunder or impose upon Buyer any obligations not contemplated herein.
       (xv) Seller shall pay and be responsible for accrued benefits, accrued vacation time, accrued wages and accrued salaries of each employee of Seller's working in Seller's Citrus Business or employed at the Real Property to the Closing Date. Seller shall not be responsible for the payment of wages, salaries, vacation pay or benefits of any employees of Seller's Citrus Business or employed at the Real Property on or after the Closing Date.
     (b) Representations and Warranties of Buyer. Buyer warrants and represents to, and covenants and agrees with, Seller as follows:
         (i) Buyer has the legal right, power and authority to enter into this Agreement and to perform all of Buyer's obligations hereunder. Buyer's performance hereunder will not conflict with, or result in a breach of, any of the terms, covenants and provisions of any order, judgment, writ, injunction or decree of any court or any agreement or instrument to which Buyer is a party or by which Buyer is bound.
        (ii) Buyer agrees to purchase and accept the Property and each and every part and component thereof, in an AS IS, WHERE IS condition as of the Closing Date with no covenants, warranties or representations of any type or nature from Seller, either express or implied, except for the covenants, warranties and representations expressly made by Seller in this Agreement.
        (iii) If Buyer, on the Effective Date, elects to hire all employees of Seller's Citrus Business as provided in Section 8(k) below, Buyer covenants and agrees that Buyer intends to hire all employees of Seller's Citrus Business; that Buyer has no plans to terminate any employees of Seller's Citrus Business; and that Buyer has no plans or intentions to close a major portion of Seller's Citrus Business. Buyer acknowledges Buyer's obligation under the Workers Adjustment and Retraining Notification ("WARN") Act (29 USC S 2101-
2109), to provide notice to all affected employees of any business closing or mass layoff after the Closing Date, if Buyer elects to hire
all of Seller's Citrus Business employees.   Further, Buyer agrees to
indemnify and hold Seller harmless against, and in respect of all claims related to, or arising from or associated with Buyer's breach of the representations and warranties under this Section 4(b)(iii) or Buyer's obligations under the WARN Act.
        (iv) On or after the Closing Date Buyer shall be solely responsible for the payment of and obligation for all wages, salaries, vacation pay and benefits of any of Seller's former employees that Buyer employs.
     (c) Liability for Warranties and Representations. Seller as to each of the covenants, representations and warranties hereunder, agrees to indemnify and hold Buyer harmless from and against any and all claims, losses, liabilities, damages, expenses and costs, including without limitation, reasonable attorneys' fees and expenses, incurred by Buyer as the result of the material breach of any of the warranties and representations expressly contained in this Article 4 or elsewhere in this Agreement or made in connection with Closing on this Agreement, and from any claim, demand or litigation by or from a third party relative to the Property and arising from acts or omissions occurring before the Closing Date. Buyer, as to each of the covenants, representations and warranties hereunder, agrees to indemnify and hold Seller harmless from and against any and all claims, losses, liabilities, damages, expenses and costs, including without limitation, reasonable attorneys' fees and expenses, incurred by Seller as the result of the material breach of any of Buyer's warranties and representations contained in this Article 4 or elsewhere in this Agreement or made in connection with Closing on this Agreement and from any claim, demand, loss, liability, or expense arising out of, or in connection with the Property arising from acts or omissions occurring on and after the Closing Date.

         (d) The provisions of this Article 4 shall survive Closing hereunder or the termination of this Agreement for a period of five
(5) years after the Closing Date.

     5. RIGHTS AND OBLIGATIONS OF THE PARTIES PRIOR TO CLOSING; CONDITIONS TO CLOSING.
        (a) Seller's Covenants. Seller covenants that between the Effective Date and the Closing Date:
            (i) Buyer and its representatives, agents, contractors, and engineers shall have access to the Property at any time and from time to time, at Buyer's sole cost and expense: (A) to show the Property to third parties (including, without limitation, contractors, surveyors, engineers, attorneys, insurers, banks and other lenders or investors), and (B) to perform any and all surveys, tests, borings, inspections, environmental site assessments and measurements which Buyer reasonably deems necessary or appropriate hereunder, including without limitation, for purposes of making soil borings, performing soil compaction tests, performing mechanical or structural inspections, conducting any of the other tests described in Section 5(b) below, and making such surveys and other topographical and engineering studies, and other tests, surveys and studies as Buyer or Buyer's lender may deem necessary or appropriate. Promptly following such tests and surveys, Buyer shall restore any disturbed Property as nearly as possible to its condition that existed prior to such tests and surveys. Buyer hereby indemnifies and holds Seller harmless from any liability, claim, loss, damage, cost or expense suffered or incurred by Seller caused by the entry upon the Property prior to the Closing by Buyer, its agents, servants and employees, including but not limited to death or any injury to any person arising therefrom or damage to property arising therefrom, including environmental damage to the Real Property.
          (ii)Buyer may discuss the Property and the Citrus Business of Seller with any federal, county, state or local officials or authorities concerning variances, permits, certificates, consents, approvals, and other Governmental Regulations for the use and operation of the Property and of Seller's Citrus Business; provided however, Buyer may not make any submittals for approvals of any nature or type without Seller's prior written consent, to be given or denied in Seller's sole discretion.
          (iii) Promptly upon execution hereof by Seller, Seller will furnish to Buyer for Buyer's review and approval complete and accurate copies of all records and documentation and all information, in its possession concerning the ownership and condition of the Property (for informational purposes, without warranty or representation regarding its accuracy), including, without limitation, any available plans and surveys, survey data, engineering reports, recorded title documents, soil tests, service contracts, environmental site assessments, permits, approvals and building specifications, and such other available items as requested by Buyer. Buyer will hold all such documents, data and information obtained from Seller, in confidence.

          (iv) Seller shall not execute any new mortgage on the Property or modify the Prudential mortgage on the Property, or otherwise encumber the Property in an amount which, together with the amount of all other mortgages and monetary liens, will exceed the amount of the Purchase Price to be received by Seller at the Closing, after the adjustments described in Section 2(c) above or elsewhere herein or create any other new encumbrance or restriction affecting the Property except as may otherwise be authorized herein. Seller shall perform when due all of its obligations under the instruments securing all mortgage liens on the Property.

          (v)Seller shall not substantially modify or alter the Real Property or Personal Property in any material respect except as expressly provided herein or as authorized in this Agreement.

          (vi) At all times prior to closing, Seller shall (a) operate, maintain and manage the Real Property and Personal Property in a good manner, (b) maintain present services, (c) keep on hand sufficient materials, supplies, equipment and other personal property in quantities and quality substantially the same as maintained on the Effective Date, and (d) perform when due all of Seller's obligations under the Permits, including any renewals thereof, and Leases and Contracts and other agreements relating to the Real Property and otherwise in accordance with applicable laws, ordinances, rules and regulations affecting the Real Property. None of the Personal Property, except for the Operating Inventory used or disposed of in the ordinary course of business, shall be removed from the Real Property unless replaced in the ordinary course of business by personal property of equal or greater utility and value.
          (vii) If Buyer does not elect on the Effective Date to hire all employees of Seller's Citrus Business, as provided in Section 8(k) below, Seller, on or before January 6, 1999, shall satisfy any requirements of the WARN Act regarding providing all notices of the transaction contemplated by this Agreement to Seller's employees of its Citrus Business and others. Seller agrees to indemnify and hold Buyer harmless against, and in respect of all claims related to, or arising from or associated with Seller's obligations under the WARN Act. Representatives of Seller and Buyer, at a mutually acceptable date close in time to the issuance of Seller's WARN Act notice, will meet with all of Seller's Citrus Business employees to explain the acquisition of the Property by Buyer to Seller's affected employees. Seller and Buyer agree that on the Closing Date Seller shall terminate all persons employed in its Citrus Business and employed by Seller on the Real Property and Buyer will employ only such persons it chooses to employ.

          (b) Certain Conditions to Buyer's Obligations. Buyer's obligations hereunder are expressly contingent upon fulfillment of all of the following terms and conditions during the due diligence period which shall commence on the Effective Date and terminate at 5:00 p.m. on January 29, 1999, all of which shall be at Buyer's sole cost and expense unless specifically provided otherwise herein:
               (i) Buyer may make or cause to be made all site assessments, tests, borings and inspections buyer deems necessary to determine if there are any "hazardous wastes", "hazardous substances", "oil" or "hazardous materials" (as all those terms are defined under applicable Governmental Regulations), or any medical wastes, radioactive materials, lead, asbestos, urea, formaldehyde or radon in, on, about, or under the Real Property, and shall be satisfied in Buyer's sole discretion with the results of all such site assessments, tests, borings and inspections. If such hazardous wastes, oil, hazardous substances or hazardous materials are found, Buyer may terminate this Agreement. Seller is under no obligation to Buyer under this Agreement to remediate or clean up the Real Property. If such substances are found on the Real Property, Buyer's sole recourse shall be termination of this Agreement.
              (ii) Buyer may make or cause to be made an instrument survey of the Real Property during the Inspection Period, and such survey shall disclose no matters affecting the Real Property which are reasonably determined by Buyer to adversely affect the title or value of the Real Property, or the use of the Real Property.
             (iii) Buyer shall have received from Seller a title insurance commitment from a title insurance company licensed in Florida, which commitment shall be acceptable to Buyer in form and content, on or before ten (10) days prior to the end of the Inspection Period, pursuant to which such company agrees to insure fee title to the Real Property, at the promulgated rate, in ALTA form, which commitment shall delete the printed exceptions for mechanics' and materialman's liens, parties in possession except for those shown on Exhibit "D" or Exhibit "E", and survey (if Buyer obtains a survey), and shall (A) affirmatively insure that there will be no violation of any applicable restrictions pertaining to the Real Property if used and operated, as contemplated herein, and (B) insure that the Real Property has legal access. Attached as Exhibit "E" are the Permitted Encumbrances affecting the Real Property which will be exceptions to Buyer's title. Other title exceptions may also be shown on the title insurance commitment as the documents listed on Exhibit "E" may not necessarily be all of the exceptions to title. If Buyer accepts the title commitment or does not terminate this Agreement at the end of the Inspection Period, such other title exceptions shown on the title commitment not shown on Exhibit "E" shall be deemed to be included as part of Exhibit "E". Further, Buyer agrees to take title subject to the County's comprehensive land use plan, zoning, and any other restrictions or prohibitions imposed by governmental authorities.

           (iv) Buyer shall have obtained surveys, engineering reports, physical inspection reports, percolation tests, tree counts, production information, reports, information, studies, and other evidence satisfactory to Buyer.

           (v) Buyer shall review and be satisfied with all zoning, land use and environmental laws, permits affecting the Real Property, including WMD permits, codes, ordinances, regulations affecting the Real Property.
           (vi) Buyer shall conduct such surveys, analyses, inspections, and tests of the Land, Improvements and Personal Property as reasonably deemed necessary by the Buyer and shall be satisfied with the conditions of the Land, Improvements and Personal Property.
           (vii) The Exhibits to this Agreement are preliminary. Seller shall provide Buyer with any revised Exhibits on or before January 15, 1999, and such revised Exhibits shall be deemed substituted for any original Exhibit so revised.

If the foregoing conditions specified in subsections (i), (ii), (iii),
(iv), (v), (vi) and (vii) above are not fully satisfied in a manner which is acceptable to Buyer in its sole discretion on or before
January 29, 1999, or if any records or documentation or information obtained or provided are unsatisfactory to Buyer, Buyer shall have the right to terminate this Agreement for any reason on or before 5:00
p.m. on January 29, 1999, by notice of termination delivered to
Seller, whereupon this Agreement shall be null, void and of no further effect. If Buyer fails to terminate the Agreement in the manner and by the time set forth herein, Buyer shall be deemed to have waived its right to terminate this Agreement under this Section 5(b) and shall pay the Deposit to Escrow Agent within two (2) days thereafter or
Buyer shall be in default hereunder.  Upon termination under Section
5(b), Buyer shall return to Seller any surveys, tests, title commitments, reports and the like, provided by Seller and Buyer shall deliver to Seller copies of any tests, studies, reports, appraisals, and the like related to the Property that Buyer or its agents, contractors or engineers may have prepared or have obtained which
Seller may use at Seller's sole risk. Buyer shall notify all Buyer's professionals and consultants of such termination and authorize them to release their work product to Seller. Buyer shall obtain from such professionals and consultants a statement that they have been paid in full for all such work done by Buyer and authorize them to release their work product to Seller for use at Seller's risk.
         (c) Certain Conditions to Seller's Obligations.  In addition to the other conditions to be satisfied under this Agreement, Seller's obligations are expressly contingent upon fulfillment of each of the following conditions on or before 5:00 p.m. January 29, 1999:
(i)The Board of Directors of Seller shall have approved this Agreement and the transaction contemplated by this Agreement.  If Seller's Board of Directors does not approve this Agreement on or before January 29,
1999, Seller shall notify Buyer of such failure to obtain the Board's approval and upon such written notification, this Agreement shall terminate, be null and void and of no further effect.
            (ii)  Seller shall have obtained any and all approvals,
waivers, or consents from Citrus World allowing all of the Real
Property and fruit to be withdrawn from any existing agreements with
Citrus World and allowing Seller to terminate or to transfer its membership in Citrus World without any loss in the value of Seller's interest in Citrus World.  Seller agrees to commence action to obtain and to diligently pursue obtaining such approval , waiver or consent immediately after the Effective Date. Such approval, waiver or consent must be acceptable to Seller in its sole and absolute discretion.  If Citrus World does not approve or authorize the same,
Seller shall notify Buyer of such failure to obtain Citrus World's approval and upon such notification this Agreement shall terminate, be null and void and of no further force and effect.
        (iii) Seller shall have obtained a waiver of , or reduction of, the prepayment penalty in Seller's Prudential loan provisions on terms and conditions acceptable to Seller in Seller's sole and absolute discretion or shall have received from Prudential
alternatives or accommodations with respect to the loan on the terms and conditions acceptable to Seller in its sole and absolute discretion provided that the Prudential loan is released from the
Property.  Seller agrees to commence action to obtain and to diligently pursue obtaining such accommodation from Prudential
immediately after the Effective Date.   If Seller does not obtain or
receive any such accommodation from Prudential which is acceptable to Seller, Seller shall notify Buyer of such failure to obtain an acceptable accommodation from Prudential, and upon such notification, this Agreement shall terminate and be null and void and of no further force and effect.
       (iv) Seller shall have obtained any required consents to assign to Buyer all of the Leases and Contracts and Permits. In all such consents to assignment, Seller shall be released from all liability thereunder. If Seller does not receive such consents to assignment or releases from liability, Seller shall notify Buyer of such failure and upon such notification, this Agreement shall terminate and be null and void and of no further force and effect.
       (v) If Seller fails to terminate this Agreement in the manner and by the time set forth herein, Seller shall be deemed to have waived its right to terminate this Agreement under Section 5(c).

      6.  CLOSING OBLIGATIONS; ESCROW INSTRUCTIONS.
          (a) Seller's Closing Obligations. On the Closing Date,
Seller shall:
             (i) Deliver to Buyer full possession of the Real Property in the same condition as it is as of the Effective Date except as expressly authorized or permitted otherwise hereunder, subject to the Permitted Encumbrances.
             (ii) Deliver to Buyer, in form and substance reasonably satisfactory to Buyer, the following:
                 (A) a good and sufficient general warranty deed executed by the Seller conveying good clear record and marketable title to the Real Property, which shall convey title free from all liens, encumbrances and encroachments except: (i) provisions of building, land use and zoning laws existing as of the Closing Date;
(ii) the Permitted Encumbrances; and (iii) such real property taxes and personal property taxes for the then current fiscal tax period as are not yet due and payable on the Closing Date.

                (B) a Bill of Sale conveying to Buyer good and clear unencumbered title to the Personal Property and to the Operating Inventory and title transfer documents for any Personal Property owned by Seller for which the Department of Motor Vehicles issues a title.

                (c) an Assignment of all of Seller's rights and obligations in, to and under the Leases and Contracts, together with any required written consents to such assignments from the other party to any of the Leases and Contracts. Seller shall indemnify and hold the Buyer harmless from any costs, expenses, liabilities and obligations related to the Leases and Contracts arising prior to the Closing Date and Buyer shall indemnify and hold Seller harmless for any matters related to the Leases and Contracts arising on and after the Closing Date. Seller shall be released from any further liability under all of the Leases and Contracts unless Seller agrees otherwise.
               (D) an Assignment to Buyer of all the Seller's rights and obligations in, to and under (i) all Intangible Personal Property, and (ii) all Permits. In such assignment, Seller shall indemnify and hold Buyer harmless from all costs, expenses, liabilities and obligations related to such Intangible Personal Property and Permits arising before the Closing Date and Buyer shall indemnify and hold Seller harmless from all costs, expenses, liabilities and obligations related to such Intangible Personal Property and Permits arising on or after the Closing Date. Seller shall obtain any consents required to any of the foregoing assignments and shall be released from any future liability under the foregoing unless Seller agrees otherwise.
              (E) Originals (or photocopies of the same if the originals are not available) of all site plans, surveys, soil and substrata studies, architectural drawings (including, without limitation, any final "as built" architectural and engineering drawings), plans and specifications, floor plans, and other plans or studies of any kind that relate to the Real Property.
                        (F) Owner's Affidavit to Buyer's title insurer as to parties in possession or with a right to possession of, and mechanic's liens with respect to the Real Property, which affidavit shall be sufficient to have the normal printed exceptions with respect to such matters deleted from Buyer's and Buyer's lender's title insurance policy(ies).
                        (G) An Affidavit certifying that Seller is not a "foreign person" as of the Closing Date, as provided in Section 4(a)(vii) hereof.
                        (H) Duplicate original closing statements taking into account all adjustments and credits to the Purchase Price and closing expenses of Buyer and Seller.
                        (I) An IRS Form 1099.
                        (J) A secretary's certificate and corporate resolution from Seller certifying the incumbent officers of Seller and the due authorization and execution of this Agreement, and of the sale, deed, assignment, and other transactions contemplated hereby.
                        (K) Certificates of legal existence and good standing for Seller.
                        (L) To the extent not previously delivered to Buyer, originals of any documents assigned to Buyer hereunder.

                        (M)  All duplicate and master keys to all
locks associated with the Real Property and for any Personal Property.
                            (iii)To enable Seller to make the
conveyances as herein provided, at the time of delivery of the deed and other closing documents, Seller shall use the Purchase Price or any portion thereof to clear title to the Real Property of any or all mortgages or liens against the same and all instruments so procured shall be recorded simultaneously with the delivery of the deed, or provisions reasonably satisfactory to Buyer's attorney shall be made prior to the Closing Date for recording thereof as soon as reasonably practicable after the Closing Date. Seller shall pay all of its closing expenses as set forth in Section 3(b) above.
                        (b) Buyer's Closing Obligations.  At Closing,
Buyer shall:
                        (i)  Deliver to Seller, by immediately
available wire transfer of funds, the balance of the Purchase Price, as adjusted pursuant to Section 2 above or any other provisions hereof.
                       (ii) Deliver to Seller a written assumption of all obligations of Seller pursuant to the Leases and Contracts and Permits.
                      (iii) Buyer shall pay all of its closing expenses as set forth in Section 3(b) above.
     7.  FAILURE OR INABILITY TO PERFORM; DEFAULTS; REMEDIES.
         (a) A Seller's Default.  (i) If, on the Closing Date, (A)
Seller shall be unable to convey title, make conveyance or deliver possession of the Property as required by this Agreement or to satisfy any of the terms and conditions precedent to Closing solely the responsibility of Seller set forth herein, or (B) the Property does not then conform to the provisions hereof, or (C) any of Seller's warranties and representations contained herein are not true in all material respects as of the Closing Date (items (A) through (C), collectively, called "Seller's Obligations"), the time for performance hereunder shall be extended for thirty (30) days but in no event beyond April 8, 1999, and Seller shall use diligent efforts to satisfy and perform all of Seller's Obligations. If, at the expiration of such extended time for performance, despite having used such diligent efforts Seller shall remain unable to satisfy and perform all of Seller's Obligations, then Buyer shall have the option, at Buyer's sole discretion: (I) to terminate this Agreement by written notice given to Seller, whereupon the Deposit and other sums paid by Buyer to Escrow Agent hereunder, shall be promptly refunded by Escrow Agent to Buyer and all obligations of the parties hereto shall cease and this Agreement shall be null and void and without recourse to the parties hereto, excluding, however, those provisions hereof which are expressly provided herein to survive termination of the Agreement, or
(II) to accept title to the Property as provided in Section 7(a)(ii) below. In addition to the foregoing rights, Buyer shall have the right to obtain specific performance of this Agreement as well as any other rights or remedies provided herein or by applicable law in the event of any default herein by Seller (i.e., Seller's failure to perform its obligations hereunder where such failure is not excused by any of the express terms of this Agreement). Notwithstanding the foregoing and as a condition precedent to Buyer filing suit for specific performance, Buyer shall deposit with the court in which such specific performance suit is being filed one-third of the Purchase
Price of the Property plus a reasonable sum to reimburse Seller for Seller's attorney's fees and costs in the event Seller prevails (to be held in an interest bearing account) or deliver to the court an irrevocable letter of credit payable to Seller in the amount of the foregoing deposit plus a reasonable sum to reimburse Seller for Seller's attorney's fees and costs in the event that Seller prevails.
Further, in connection with filing any suit asking for specific performance, Buyer must file a sworn affidavit that Buyer had the then present financial condition and has the current financial ability to perform this Agreement and shall attach evidence thereto of Buyer's current financial ability to perform this Agreement.
        (ii) Buyer shall have the election, at Closing, to accept such title to, and possession of, the Property as Seller can deliver in its then condition and to thereupon pay the Purchase Price without any deductions therefor, except such amount necessary to remove all mortgages, liens or encumbrances which secure the payment of money and such adjustments computed in accordance with Section 2(c) above or any other provisions hereof, in which case Seller shall convey such title.
            (b)  Buyer's Default. If Buyer shall fail to fulfill
Buyer's agreements hereunder on the Closing Date, Seller's sole and exclusive remedy, both at law and in equity, shall be to retain the Deposit as full and complete agreed upon liquidated damages whereupon this Agreement shall terminate without further recourse to either party.
            (c) Buyer and Seller agree that some provisions of this Agreement are to survive closing or termination of this Agreement. Notwithstanding any other provision of this Agreement to the contrary, Buyer and Seller agree that in addition to any remedy that either party may have under this Agreement which survives closing of this Agreement or is available for a breach of, or default under, contractual obligations that survive Closing or are to be performed post closing, Buyer and Seller shall have the right of specific performance and any other equitable or legal remedy for any breach of, or default in, any obligation of a party to this Agreement which is intended to survive closing of this Agreement or be performed post closing.
     8.  MISCELLANEOUS.
        (a) Agreement Not an Offer. The submission of any draft of this Agreement or any portion thereof does not constitute an offer to buy or sell the Property, it being acknowledged and agreed that neither Buyer nor Seller shall be legally obligated with respect to the purchase or sale of the Property unless and until this Agreement has been executed by both Buyer and Seller with all exhibits attached and a fully executed copy has been delivered to each of Buyer and Seller.
        (b) Exhibits. The Exhibits attached hereto are incorporated herein by this reference and made a part hereof.
        (c) Notices. All notices or communications required or permitted hereunder shall be in writing and delivered (i) by hand,

(ii) by certified U.S. mail, return receipt requested, postage and registration or certification charges prepaid, (iii) by nationally recognized overnight courier service, or (iv) by telefax, to the party entitled thereto as follows:
          If to Seller:
               Bruce W. Teeters, Sr. Vice President
               Consolidated-Tomoka Land Co.
               149 South Ridgewood Avenue
               Daytona Beach, Florida 32114
               Telephone (904) 255-7558
               Fax (904) 239-0555

         With courtesy copy to:
               Robert F. Apgar, Vice President
               Consolidated-Tomoka Land Co.
               149 South Ridgewood Avenue
               Daytona Beach, Florida 32114
               Telephone (904) 255-7558
               Fax (904) 239-0555

         If to Buyer:
               Mr. Alton D. Rogers
               486 U.S. 27 South
               Lake Placid, Florida  33852
               Telephone No. (941) 465-3681
               Fax No. (941) 465-3681 + 465

        With courtesy copy to:
               Mr. Wade H. Walker
               Oakley Groves, Inc.
               101 ABC Road
               Box 4170
               Lake Wales, FL  33853
               Telephone No. (941) 638-1435
               Fax No. (941) 638-2073

               M. David Alexander, Esquire
               101 6th Street, N.W.
               Winter Haven, FL  33881
               Telephone No. (941) 297-5111
               Fax No. (941) 293-4104

or such other party(ies), address(es) or telefax number(s) as either party shall specify by written notice to the other from time to time. Any such notice or communication shall be deemed to have been given as of the date of its receipt or delivery.
         (d) Broker. Each of Buyer and Seller hereby represents, covenants and warrants to the other that the only real estate broker, sales person or finder involved in this transaction is Tropical Realty and Insurance T/A Rogers & Mallett Realty, 486 US 27 South, Lake Placid, Florida 33852 ("Broker"). Seller shall pay to Broker a real estate commission of $356,450.00, which has been negotiated between

Broker and Seller and which has been based only on that part of the Purchase Price allocated to the Real Property. No commission shall be due to Broker unless the entire transaction contemplated by this Agreement actually closes. Broker has signed this Agreement to acknowledge Broker's agreement with this Section 8(d). Further, each of Buyer and Seller agrees to indemnify, defend and hold the other harmless from and against the payment of any further commissions or fees or claims for commission or fees by virtue of any acts or actions undertaken by them, including any attorney fees and costs related thereto. This indemnification shall survive Closing for a period of five (5) years after the Closing Date. The Broker represents and warrants that it and its agents have no knowledge of any involvement or claim to a commission of any other real estate broker or agent under this Agreement.
        (e) Entire Agreement; Rules of Construction. This Agreement which may be executed in multiple counterparts, is to be construed as a Florida contract; sets forth the entire agreement between Seller and Buyer; merges all prior and contemporaneous agreements, understandings, warranties, or representations; shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns; and may be modified or amended only by a written instrument executed by both Seller and Buyer. The captions and section headings are to be used only as a matter of convenience and are not to be considered a part of this Agreement or to be used in determining the intent of the parties. Whenever the context permits or requires, the use of one gender in this Agreement shall include all other genders and the use of the singular shall include the plural and vice versa.
       (f) Further Assurances. Upon either party's request, the other party agrees to execute and deliver to the requesting party such additional instruments, certificates and documents as such party may reasonably require, whether or not after the Closing, in order to provide that party with the rights and benefits to which that party is entitled under this Agreement.
        (g) Risk of Loss. If, prior to the end of the Inspection Period, a material part of the Property is destroyed or damaged by a fire or other casualty which is not covered by insurance, Seller shall promptly notify Buyer of such fact and Buyer shall have the right to terminate this Agreement by giving notice to Seller not later than ten
(10) days after receiving said notice. If the Buyer elects to terminate this Agreement as aforesaid, this Agreement shall be terminated and be of no further force and effect. If, prior to the end of the Inspection Period, a material part of the Property is damaged or destroyed by fire or other casualty which is covered by insurance, Seller shall promptly notify Buyer of such fact and of Seller's election under the provisions of the following sentence. In that event, Seller shall either (i) repair the property so damaged to its condition before such casualty, before Closing, or (ii) assign to Buyer at Closing the rights of Seller to the insurance proceeds under Seller's policies covering the Property with respect to such damage or destruction, if such insurance proceeds are sufficient to complete the repairs, and Buyer shall be entitled to receive and keep any monies received from such insurance policies. If Seller does not elect to make the repairs and the insurance proceeds are insufficient to complete the repairs, Buyer shall have the right to terminate this Agreement and thereafter, it shall be null and void and of no further
force and effect.   If, after the end of the Inspection Period, any
portion of the Property is destroyed by fire or other casualty, whether covered by insurance or not, all risk of loss shall be borne by the Buyer without any offset or reduction in the Purchase Price due to such fire or other casualty, provided however, if such loss is covered by insurance, Seller shall assign to Buyer at Closing the Seller's right to such insurance proceeds.
       (h) Eminent Domain. If prior to the Closing Date, any material part of the Real Property is taken by eminent domain (or is the subject of a taking and has yet to be consummated), Seller shall notify Buyer of such fact promptly after obtaining knowledge thereof and Buyer shall then have the right to terminate this Agreement by giving notice to Seller not more than ten (10) days after receiving Seller's notice. If the Buyer elects to terminate this Agreement as aforesaid, this Agreement shall be terminated and be of no further force and effect, and Seller shall instruct Escrow Agent to return the deposit to Buyer. Should Buyer elect not to terminate the Agreement or if a material part of the Real Property is not taken, Seller shall assign to Buyer at the Closing the rights of Seller to the awards, if any, for the taking, and Buyer shall be entitled to receive and keep all awards to be delivered for the taking of the Real Property or such portions thereof.
        (i) Severability. If any term or provision of this Agreement or the application thereof to any persons or circumstances shall, to any extent, be invalid or unenforceable, the remainder of this Agreement shall not be affected thereby, and each remaining term and provision of this Agreement shall be valid and enforceable to the fullest extent permitted by law.
        (j) Notice of Agreement. Neither party shall have the right to record this Agreement or a Notice or Memorandum of this Agreement in any public records in the State of Florida.
        (k) Time for Acceptance and Effective Date. If this Agreement is not executed by and delivered to Buyer and Seller or the fact of execution communicated in writing between the parties on or before December 28, 1998, the first party executing this Agreement may withdraw that party's offer, and neither party shall have any further rights or obligations under this Agreement. The "Effective Date" of this Agreement shall be the date on which the last of Buyer and Seller executes this Agreement. Notwithstanding any provision of this Agreement to the contrary, Buyer, simultaneous with execution of this Agreement, shall notify Seller in writing whether Buyer intends or does not intend to employ all employees of Seller's Citrus Business as of the Closing Date. Failure by Buyer to notify Seller of Buyer's intention simultaneous with the execution hereof shall be deemed an election by Buyer to hire all employees of Seller's Citrus Business as of the Closing Date.
       (l) Time Periods. Buyer and Seller agree that time is of the essence under this Agreement. In computing time periods of less than six (6) days, Saturdays, Sundays and state or national legal holidays shall be excluded. Any time periods provided for herein which fall on a Saturday, Sunday or legal holiday shall extend to 5:00 p.m. of the next business day.
         (m) Confidentiality. Seller and Buyer shall hold this Agreement in strictest confidence. Except as required by federal or state law including the WARN Act or SEC rules and regulations, by financial accounting standards for public corporations, in connection with corporate approvals by or reports to the Board of Directors of Seller or to satisfy any contingency contained in Section 5(c) of this Agreement, Seller covenants not to disclose this Agreement to any other person or entity, and shall not divulge to anyone for any purpose, use or benefit, any of the specific terms of this Agreement, including its status or pricing. Seller covenants not to disclose this Agreement to any other person or entity or any such information, directly, indirectly or by inference, without the prior written permission of the Buyer. Except as required by law or to induce others to participate in this purchase, Buyer covenants not to disclose to any other person or entity, and shall not divulge to anyone for any purpose, use or benefit, any of the terms of this Agreement or any other information obtained from Seller that is not a public record or necessary for Buyer's consultants to evaluate the feasibility of the Property for Buyer's use or to induce others to participate in this purchase. In those instances where Buyer is authorized to disclose information to induce others to participate in this purchase, Buyer, prior to such disclosure, by contractual provision, confidentiality agreement or other written agreement, shall obtain, in writing from such other purchaser, an agreement to hold any such information disclosed under this paragraph in the strictest confidence without exception unless such exception is approved by Seller.
       (n) Radon Gas. Pursuant to Section 404.056, Florida Statutes notice is hereby given that radon is a naturally occurring radioactive gas that, when it has accumulated in a building in sufficient quantities, may present health risks to persons who are exposed to it over time. Levels of radon that exceed federal and state guidelines have been found in buildings in Florida. Additional information regarding radon and radon testing may be obtained from the County public health unit.
       (o) Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Florida.
       (p) Attorney Fees. In the event of any litigation between the parties hereto, the prevailing party in any such litigation shall be entitled to receive its attorney fees and costs from the non-Prevailing party.
       (q) Assignment. This Agreement may be assigned, in whole or in part, without the Seller's consent to an entity or entities provided that Alton D. Rogers and Wade H. Walker have a controlling interest in ownership and management of such entity or entities and Seller is provided with notice thereof. In connection with such assignment, Seller shall be provided with reasonable proof of Alton D. Rogers' and

Wade H. Walker's controlling interest in ownership and management of such assignee. Any other assignment of this Agreement, in whole or in part, may only be made with the prior written consent of Seller to be given or denied in Seller's sole and absolute discretion.
     IN WITNESS WHEREOF, the parties have executed this Agreement, or caused it to be executed by their respective duly authorized representatives, as an instrument under seal as of the Effective Date.

WITNESS:                                  BUYER:


Matthew D. Alexander                     /s/Alton D. Rogers
                                         ---------------------


Matthew D. Alexander                     /s/ Wade H. Walker
                                         ---------------------
                                         DATE: 12/28/99

WITNESSES:                              SELLER:

                                        CONSOLIDATED-TOMOKA LAND CO.,
/s/ Jill S. Lust                         a Florida corporation
/s/ Frances Massey
                                        By:/s/Patricia Lagoni
                                           Vice President
                                        -----------------------
Date: 12/28/98

                                      ESCROW AGENT:

                                      INDIGO COMMERCIAL REALTY INC.
/s/ Jill S. Lust                      By: /s/ William H. McMunn
/s/ Frances Massey                    ---------------------------
                                      Title: President

Broker has signed below to acknowledge Broker's agreement with the provisions of Section 8(d) above regarding the commission due under this Agreement including the amount of such commission, that such commission shall be paid to Broker only if the transaction contemplated by this Agreement actually closes and the representation of Broker to the best of its knowledge that no other brokers are involved in this transaction.

                                     BROKER:

                                     TROPICAL REALTY AND INSURANCE CO.
                                     T/A ROGERS & MALLETT REALTY

                                     /s/ Alton D. Rogers
                                     --------------------------

             FIRST MODIFICATION TO PURCHASE AND SALE AGREEMENT


This First Modification to Purchase and Sale Agreement ("Modification") made effective as of the 28th day of January, 1999, by and between Alton
D. Rogers and Wade H. Walker ("Buyer"), and Consolidated-Tomoka Land Co., a Florida corporation ("Seller").

WHEREAS, Buyer and Seller entered into a Purchase and Sale Agreement with an Effective Date of December 28, 1998 ("Agreement");

WHEREAS, Buyer and Seller have agreed to modify the Purchase Price of the Property;

WHEREAS, Seller wishes to waive all of the conditions contained in paragraph 5(c) of the agreement;

WHEREAS, Buyer and Seller have agreed to grant Seller a limited right to extend the Closing Date as provided in this Modification; and

WHEREAS, Buyer and Seller wish to set forth the modifications and amendments to the Agreement to which they agree in this Modification.

NOW, THEREFORE, for Ten and No/100ths Dollars ($10.00) and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Buyer and Seller hereby agree as follows:

     1. The above recitations are true and correct and are incorporated by reference herein. Any capitalized terms used in this Modification shall have the same definition as contained in the Agreement unless a new definition is contained in this Modification or the context clearly requires otherwise.

     2. The Purchase Price stated in Paragraph 2(a) of the Agreement is modified and amended to Thirty Million Nine Hundred Forty Five Thousand and No/100ths Dollars ($30,945,000).

     3. Paragraph 2(a)(iii) of the Agreement is modified in its entirety to read as follows:
       (iii) The Purchase Price of the Property shall be allocated as follows:
       (A)  The allocation to the Real Property is: $21,875,000.00

       (B)  The allocation to the Personal Property is: $6,625,000.00

       (c)  The allocation to the Intangible Personal
            Property, Permits, and Leases and
            Contracts is:                              $2,445,000.00"

  4.   The following sentence is added to the end of Paragraph
2(c)(iii) of the Agreement:

            "Notwithstanding the foregoing, Buyer and Seller agree that the pallet boxes are used, that the pallet boxes are included as part of the Operating Inventory, and that for purposes of this adjustment to the Purchase Price, the price to be paid by Buyer to Seller for the used pallet boxes shall be One Hundred Five Thousand and No/100ths Dollars ($105,000.00)."

     5. Paragraph 3(a) of the Agreement is modified in its entirety to read as follows:

        (a) Closing Date and Place. The time for the delivery of the deed and all other closing documents, and for the performance of the other terms and conditions of this Agreement (the "Closing") shall be 10:00 a.m., March 9, 1999, as the same may be extended pursuant to any other provisions hereof or by mutual agreement of Buyer and Seller (the "Closing Date"), at the offices of Seller, or at such other place and time as may be mutually agreed upon by Buyer and Seller. Notwithstanding any provision of this Agreement to the contrary, Seller, at its sole option, shall have the right to extend the Closing Date set forth above to a date determined by Seller, provided that such Closing Date as extended by Seller shall not be any later than April 8, 1999. Seller's right to extend the Closing Date under this provision is for the sole purpose of allowing Seller sufficient time to close on a modification of Seller's existing loan with Prudential whereby the lien of Prudential's mortgage is released from the Property and transferred to substitute security upon such terms and conditions acceptable to Seller. If Seller elects to exercise its rights under this provision, Seller shall provide Buyer with prior written notice thereof, no later than March 2, 1999. Such notice shall include the date to which the Closing Date is extended."

      6. Seller hereby waives any rights that Seller has to terminate the Agreement pursuant to Paragraph 5(c) of the Agreement.

    7. Signatures on this Modification received by telecopy shall be deemed original signatures for all purposes regarding this Modification.

    8. Except as specifically modified by this Modification, the Agreement shall remain in full force and effect in accordance with its terms as first made.

     IN WITNESS WHEREOF, Buyer and Seller have executed this Modification or have caused it to be executed by their duly authorized representatives, as an instrument under seal effective as of the date first above written.

WITNESSES:                               BUYER:

/s/ Robert F. Apgar                      /s/ Alton D. Rogers
                                         ----------------------
/s/ Michael M. Alexander                 Date: 1/28/99



/s/ Robert F. Apgar                     /s/ Wade H. Walker
                                        ------------------------
/s/ Michael M. Alexander                Date: 1/28/99

                                        SELLER:

                                        CONSOLIDATED-TOMOKA LAND CO.,
                                         a Florida corporation
/s/ Robert F. Apgar
                                         By: /s/ Patricia Lagoni
/s/ Michael M. Alexander                     Vice President
                                         ---------------------------

                SECOND MODIFICATION TO PURCHASE AND SALE AGREEMENT

This Second Modification to Purchase and Sale Agreement ("Second
Modification") made effective as of the 29th day of January, 1999, by and between Alton D. Rogers and Wade H. Walker ("Buyer") and
Consolidated-Tomoka Land Co., a Florida corporation ("Seller").

     WHEREAS, Buyer and Seller entered into a Purchase and Sale
Agreement with an Effective Date of December 28, 1998 ("Agreement");

     WHEREAS, Buyer and Seller entered into a First Modification to Purchase and Sale Agreement with an effective date of January 28, 1999 ("First Modification");

     WHEREAS, Buyer and Seller have agreed to further modify the Agreement as modified by the First Modification;

     WHEREAS, Buyer and Seller have agreed to extend the date by which the non-refundable deposit is to be paid to Escrow Agent;

     WHEREAS, Buyer and Seller have agreed to extend the Closing Date set forth in the Agreement;

     WHEREAS, Buyer and Seller have agreed to extend the Inspection Period for the sole purpose of allowing Buyer to make further inspections of the Land regarding hazardous waste; and

     WHEREAS, Buyer and Seller wish to set forth the modifications and amendments to the Agreement to which they agree, in this Second
Modification.

     NOW, THEREFORE, for Ten and No/100ths Dollars ($10.00), and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Buyer and Seller agree as follows:

     1. The above recitations are true and correct and are incorporated by reference herein. Any capitalized terms used in this Second Modification shall have the same definition as contained in the Agreement, unless a new definition is contained in this Second
Modification or the context clearly requires otherwise.

     2. Buyer and Seller agree that Paragraph 2(a)(i) of the Agreement is modified in its entirety to read as follows:

        (i) A non-refundable deposit in the amount of One Million Dollars ($1,000,000.00) shall be paid by Buyer to Escrow Agent, as defined below, to be held pursuant to the terms of this Agreement, on or before 5:00 p.m. on February 25, 1999, and is to be delivered to Seller by the Escrow Agent at the Closing on the Closing Date (the non-refundable deposit is referred to herein as the "Deposit"); and".

    3. Buyer and Seller agree that Paragraph 5 of the First Modification (which Paragraph 5 modified Paragraph 3(a) of the Agreement in its entirety), is modified to extend the Closing Date from March 9, 1999, to March 16, 1999, and modified to extend the notice date contained therein from March 2, 1999, to March 9, 1999. Buyer and Seller agree that the date of April 8, 1999, contained in Paragraph 5 of the First Modification and the date of April 8, 1999, contained in Paragraph 7(a) of the Agreement intentionally have not been amended, modified or extended by Buyer and Seller in connection with the extension of the Closing Date contained in this Second Modification.

    4. Buyer waives any right that Buyer has to terminate the Agreement pursuant to subparagraphs 5(b)(ii), (iii), (iv), (v), (vi), and (vii) of the Agreement. Buyer and Seller agree that Buyer specifically has not waived Buyer's right to terminate the Agreement pursuant to the provisions of Paragraph 5(b)(i) in connection with this Second Modification. Buyer and Seller agree that the due diligence period for inspections pursuant to Paragraph 5(b)(i) only is modified and extended to 5:00 p.m. on February 23, 1999.

    5. Buyer and Seller agree that the last paragraph of Paragraph 5(b) contained on the top of Page 15 of the Agreement is deleted in its entirety, and the following is substituted therefor:

     If the condition specified in subsection (i) above is not fully satisfied in a manner which is acceptable to Buyer, in Buyer's sole discretion, on or before February 23, 1999, or if any records or documentation or information obtained or provided are unsatisfactory to Buyer, Buyer shall have the right to terminate this Agreement for any reason related to subsection (i) on or before 5:00 p.m., February 23, 1999, by notice of termination delivered to Seller, whereupon this Agreement shall be null, void and of no further force and effect. If Buyer fails to terminate the Agreement in the manner and time set forth herein, Buyer shall be deemed to have waived its right to terminate this Agreement under this section 5(b)(i), and shall pay the Deposit to the Escrow Agent on or before 5:00 p.m. on February 25, 1999, or Buyer shall be in default hereunder. Upon termination of this Agreement under section 5(b)(i), Buyer shall return to Seller, any surveys, tests, title commitments, reports, and the like provided by Seller, and Buyer shall deliver to Seller copies of any tests, studies, reports, appraisals, and the like, related to the Property, that Buyer, its agents, contractors, or engineers may have prepared, or may have obtained, which Seller may use at Seller's sole risk. Buyer shall notify all Buyer's professionals and consultants of such termination and authorize them to release their work product to Seller. Buyer shall obtain from such professionals and consultants, a statement that they have been paid in full for all such work done by Buyer and authorize them to release their work product to Seller for use at Seller's risk."

     6. Signatures on this Second Modification received by telecopy shall be deemed original signatures for all purposes regarding this Second Modification.

     7. Except as specifically modified by this Second Modification, the Agreement and the First Modification shall remain in full force and effect, in accordance with their respective terms.

     8. Notwithstanding the date that this Second Modification may be executed by Buyer and Seller, Buyer and Seller agree that the effective date of this Second Modification is January 29, 1999.

     IN WITNESS WHEREOF, Buyer and Seller have executed this Second Modification or caused it to be executed by their duly authorized representatives, as an instrument under seal, effective as of the date first above written.

WITNESSES:                             BUYER:

/s/ Robert F. Apgar                    /s/ Alton D. Rogers
/s/ Robert Shaw                        -------------------------
                                       /s/ Wade H. Walker
/s/ Robert F. Apgar                    -------------------------
/s/ Robert Shaw                        Date: 1/29/99



/s/ Robert F. Apgar                    SELLER:
/s/ Robert Shaw
                                       CONSOLIDATED-TOMOKA LAND CO.,
                                       a Florida corporation
                                       By: /s/ Patricia Lagoni
                                           Vice President
                                       ---------------------------

                                       Date: 1/29/99

                  THIRD MODIFICATION TO PURCHASE AND SALE AGREEMENT

This Third Modification to Purchase and Sale Agreement ("Third
Modification") made effective as of the 23rd day of February, 1999, by and between Alton D. Rogers and Wade H. Walker ("Buyer") and
Consolidated-Tomoka Land Co., a Florida corporation ("Seller").

     WHEREAS, Buyer and Seller entered into a Purchase and Sale Agreement with an Effective Date of December 28, 1998 ("Agreement");

WHEREAS, Buyer and Seller entered into a First Modification to Purchase and Sale Agreement with an effective date of January 28, 1999 ("First Modification");

WHEREAS, Buyer and Seller entered into a Second Modification to Purchase and Sale Agreement with an effective date of January 29, 1999 ("Second Modification");

WHEREAS, Buyer and Seller have agreed to further modify the Agreement as modified by the First Modification and the Second Modification;

WHEREAS, the principal purpose of this Third Modification is to address certain issues which have arisen during Buyer's environmental investigations of the Land and the parties' agreements with respect thereto;

WHEREAS, Seller has agreed to provide Buyer with purchase money financing on the Lake Francis Grove and other financing pursuant to the terms and conditions set forth in this Third Modification;

WHEREAS, Buyer and Seller have agreed to reallocate the Purchase Price with the Buyer paying certain increases in the closing costs arising from such reallocation;

WHEREAS, Buyer and Seller have agreed to modify and extend the Closing Date to April 8, 1999;

WHEREAS, Buyer and Seller have agreed to quantify the account receivable for fresh fruit as of November 30, 1998, that is to be credited to Buyer at Closing; and

WHEREAS, Buyer and Seller wish to set forth the modifications and amendments to the Agreement as modified by the First Modification and the Second Modification, to which they agree in this Third Modification.

NOW, THEREFORE, for Ten and No/100ths Dollars ($10.00), and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Buyer and Seller agree as follows:

     1. The above recitations are true and correct and are incorporated by reference herein. Any capitalized terms used in this Third
Modification shall have the same definition as contained in the Agreement, unless a new definition is contained in this Third
Modification or the context clearly requires otherwise.

     2. Buyer and Seller agree that at Closing, a portion of the Land described in Exhibit A to the Agreement shall not be conveyed to Buyer. The parcel which Seller shall retain is approximately three quarters of an acre to one acre in size and said parcel is a part of the South Grove described in Exhibit A to the Agreement ("Retained Parcel"). The exact legal description, size and configuration of the Retained Parcel shall be agreed to by Seller and Buyer on or before the Closing Date. At closing, Seller shall also reserve an access easement to the Retained Parcel, the location of which shall be agreed to by Seller and Buyer on or before the Closing Date. Buyer shall cause Buyer's surveyor to describe the Retained Parcel and the access easement thereto. Seller shall be obligated to convey the Retained Parcel to Buyer and to release the reserved access easement upon completion of any remedial action that may be required to remediate the environmental contamination on the Retained Parcel, as more particularly set forth in, and pursuant to, Paragraph 7 of this Third Modification. Upon satisfaction of the conditions set forth in Paragraph 7 of this Third Modification, Seller shall convey the Retained Parcel to Buyer by warranty deed without any additional consideration. The Purchase Price of the Property shall not be reduced at closing, even though Seller is not then conveying the Retained Parcel to Buyer. This provision shall survive closing.

    3.  Paragraph 2(a) of the Agreement as modified by the First
Modification and Second Modification, is modified in its entirety to read as follows:

       (a)Purchase Price. The agreed Purchase Price of the Property is Thirty Million Nine Hundred Forty Five Thousand and No/100ths Dollars ($30,945,000.00) (the "Purchase Price"), and shall be paid as follows:

          (i) A non-refundable deposit in the amount of One Million and No/100ths Dollars ($1,000,000.00) shall be paid by Buyer to Escrow Agent as defined below, to be held pursuant to the terms of this Agreement, on or before 5:00 p.m. on March 5, 1999, and is to be delivered to Seller by the Escrow Agent at the Closing on the Closing Date (the non-Refundable deposit is referred to herein as the "Deposit"); and

          (ii) Buyer shall give to Seller and Seller agrees to accept a purchase money first mortgage ("First Mortgage") and purchase money note ("Lake Francis Note") in the amount of Two Million Five Hundred Fifty Thousand and No/100ths Dollars ($2,550,000.00). The First Mortgage and Lake Francis Note shall be secured only by that portion of the Land identified in Exhibit A of the Agreement as the "Lake Francis Grove."
The Lake Francis Note shall be without recourse to Buyer, and Seller's only security for repayment of the Lake Francis Note will be the Lake Francis Grove. The Lake Francis Note shall bear interest at the rate of six percent (6%) per annum except during periods of default, when it shall bear the highest lawful rate of interest. The Lake Francis Note will provide that Buyer will make annual payments of principal and interest as though the entire principal and interest on the Lake Francis Note were being repaid in equal annual payments over twenty years. The Lake Francis Note and First Mortgage shall be due and payable in full on the earlier of ten (10) years from the Closing Date or one hundred eighty
(180) days after Seller provides to Buyer the letter contemplated under Paragraph 7 below from the Department of Environmental Protection ("DEP") or MDM Services Inc. ("MDM") for the Lake Francis Grove. The final payment on the Lake Francis Note will be a balloon payment and will exceed the periodic payments thereon. The First Mortgage and Lake Francis Note shall provide for a thirty (30) day grace period in the event of default; shall provide for the right of prepayment in whole or in part without penalty; shall permit acceleration in the event of any transfer of the Lake Francis Grove, in whole or in part; shall require Buyer to maintain policies of insurance containing a standard mortgagee clause covering all improvements located on the Lake Francis Grove against fire and all perils included within the term "extended coverage endorsements" and such other risks and perils Seller may reasonably require in an amount equal to the highest insurable value; and the First Mortgage and Lake Francis Note shall otherwise be in form and content required by Seller, provided however, that Seller may only require clauses and coverage customarily found in mortgages and notes for agricultural loans in Highlands County, Florida, made by financial institutions or insurance companies. Buyer's attorney shall be responsible for preparation of the Lake Francis Note and First Mortgage, and drafts shall be provided to Seller at the same time that other closing documents may be required under the Agreement to be provided by Seller to Buyer. The costs of recording of the First Mortgage and of the documentary stamps and intangible tax on the First Mortgage and Lake Francis Note shall be paid by Buyer.

       (iii) Buyer shall give to Seller and Seller agrees to accept a purchase money second mortgage ("Second Mortgage") and purchase money note ("60 Day Note") in the amount of Five Hundred Thousand and No/100ths Dollars ($500,000.00). The Second Mortgage and 60 Day Note shall be secured by all of the Land identified in Exhibit A of the Agreement except the "Lake Francis Grove." The Buyer or any person or entity to whom this Agreement is assigned shall be personally liable for repayment of the 60 Day Note. The 60 Day Note shall not bear interest except during periods of default, when it shall bear the highest lawful rate of interest. The 60 Day Note and Second Mortgage shall be due and payable sixty (60) days from the Closing Date. The Second Mortgage and 60 Day Note shall provide for a fifteen (15) day grace period in the event of default; shall provide for the right of prepayment in whole or in part without penalty; shall permit acceleration in the event of any transfer of the real property encumbered by the Second Mortgage, in whole or in part; shall require Buyer to maintain policies of insurance containing a standard mortgagee clause covering all improvements located on the real property encumbered by the Second Mortgage against fire and all perils included within the term "extended coverage endorsements" and such other risks and perils Seller may reasonably require in an amount equal to the highest insurable value; and the Second Mortgage and 60 Day

Note shall otherwise be in form and content required by Seller, provided however, that Seller may only require clauses and coverage customarily found in mortgages and notes for agricultural loans in Highlands County, Florida, made by financial institutions or insurance companies. Buyer's attorney shall be responsible for preparation of the 60 Day Note and Second Mortgage, and drafts shall be provided to Seller at the same time that other closing documents may be required under the Agreement to be provided by Seller to Buyer. The costs of recording of the Second Mortgage and of the documentary stamps and intangible tax on the Second Mortgage and 60 Day Note shall be paid by Buyer.

         (iv) The balance of the Purchase Price is to be paid by Buyer to Seller at the time of closing on the Closing Date, together with any adjustments and credits to the Purchase Price as provided in Section 2(c). Payments at closing shall be made by wire transfer to an account designated by Seller which designation shall be made not less than forty eight (48) hours prior to the Closing Date.

         (v) The Purchase Price of the Property shall be allocated as described on Exhibit "1" attached to the Third Modification and made a part hereof.

     4. The following sentence is added at the end of Paragraph 2(c)(iv) of the Agreement:
              "Notwithstanding this provision or any other provision of the Agreement to the contrary, Buyer and Seller agree that the account receivable attributable to fresh fruit for the 1998/1999 crop year existing on November 30, 1998, is Two Hundred Twenty Five Thousand and No/100ths Dollars ($225,000.00), and that this agreed upon $225,000.00, shall be an adjustment to the Purchase Price."

    5. Buyer and Seller agree that Paragraph 3(a) of the Agreement, as modified by Paragraph 5 of the First Modification and by Paragraph 3 of the Second Modification, is modified in its entirety to read as follows:

      "(a) Closing Date and Place. The time for delivery of the deed and all other closing documents and for the performance of the other terms and conditions of this Agreement (the "Closing") shall be 10:00 a.m., April 8, 1999, as the same may be extended pursuant to any other provisions hereof, or by mutual agreement of Buyer and Seller (the "Closing Date") at the offices of Seller or such other place and time as may mutually be agreed upon by Buyer and Seller."

     6. Buyer and Seller agree that the first sentence of Paragraph 7(a)(i) of the Agreement is modified and amended to read as follows:

        "(i) If, on the Closing Date, (A) Seller shall be unable to convey title, make conveyance or deliver possession of the Property as required by this Agreement or to satisfy any of the terms and conditions precedent to Closing solely the responsibility of Seller set forth herein, or (B) the Property does not then conform to the provisions hereof, or (c) any of Seller's warranties and representations contained herein are not true in all material respects as of the Closing Date (items (A) through (C), collectively, called "Seller's Obligations"), the Closing Date shall be extended for thirty (30) days and Seller shall use diligent efforts to satisfy and perform all of Seller's Obligations."

     7. Buyer and Seller agree that the due diligence period for environmental inspections pursuant to Paragraph 5(b)(i) of the Agreement as modified by Paragraph 4 of the Second Modification is modified and extended to 5:00 p.m. on March 4, 1999.

     8. (a) During Buyer's environmental inspections of the Property, three (3) areas of the Land were identified by the Buyer which have environmental concerns to the Buyer. Those areas are the Retained Parcel described in Paragraph 2 of this Third Modification, the Lake Francis Grove and the Veley Block as described in Exhibit A of the Agreement (collectively these three (3) parcels are referred to herein as the "Contaminated Parcels"). The letter related to the environmental site assessment prepared by MDM dated February 22, 1999, addresses the environmental concerns with respect to each of the Contaminated Parcels, contains suggested remedial action and contains estimated costs of the remediation ("Environmental Report").

         (b) Seller, at its sole cost and expense, agrees to, and shall be obligated to, obtain any further tests, assessments, reports or studies regarding the environmental concerns related to the Contaminated Parcels set forth in the Environmental Report as may be required by any federal or state law, rule or regulation before implementing any clean up of the Contaminated Parcels and to remediate the environmental concerns regarding the Contaminated Parcels set forth in the Environmental Report in accordance with the requirements of federal or state laws, rules or regulations. Seller shall be permitted to select any qualified environmental experts or contractors to perform any work for Seller to satisfy Seller's obligations under this provision. Seller shall not have any obligation to clean up or remediate any further environmental contamination of any of the Contaminated Parcels caused by Buyer after Closing. Seller's obligation and liability is limited to the environmental concerns related to the Contaminated Parcels identified in the Environmental Report. After Closing, Buyer shall take all appropriate action and shall use appropriate caution to avoid any further contamination of the Contaminated Parcels.

          (c) Upon completion of any further tests or reports required of, or obtained by Seller, Seller agrees to pursue with reasonable due diligence the clean up or remediation of the Contaminated Parcels as may be required by state or federal laws, rules or regulations. If there are more than one approved, recommended or appropriate methods of remediation or clean up of any of the Contaminated Parcels, Seller, in its sole discretion, may select the method or procedure by which each of the Contaminated Parcels shall be remediated, provided that the same shall
be pursued with all reasonable due diligence by Seller.   Seller agrees
to not interfere unreasonably with Buyer's agricultural operations on the Land in connection with Seller's remediation of the Contaminated Parcels and then only to the extent such interference is reasonably required to clean up or remediate the Contaminated Parcels. Seller agrees to keep Buyer reasonably informed of its remedial action and to Coordinate any remedial actions with Buyer so as to not interfere with Buyer's agricultural operations on the Land. Buyer shall provide Seller, including Seller's experts and contractors, with reasonable access to the Contaminated Parcels to satisfy Seller's obligations and to undertake any work required to remediate the Contaminated Parcels, which right of access shall be exercised by Seller, its experts and contractors in a commercially reasonable manner.

         (d) Seller shall have satisfied its obligations hereunder to clean up or remediate each of the Contaminated Parcels on the earlier of when the Department of Environmental Protection ("DEP"), its designee or any successor agency issues a letter stating that no further action is required to clean up or remediate that particular Contaminated Parcel, or Buyer's environmental expert, MDM, issues a letter stating that Seller has cleaned up or remediated that particular Contaminated Parcel in accordance with all requirements of the appropriate governmental authorities. Buyer and Seller acknowledge and agree that each Contaminated Parcel shall be treated independently under this provision and that Seller may satisfy its obligations hereunder as to each Contaminated Parcel at different times. As provided in Paragraph 2 of this Third Modification, once Seller has satisfied its remediation or clean up obligations as to the Retained Parcel, Seller shall convey the same to Buyer by warranty deed without further consideration.

           (e) Seller agrees to indemnify and hold Buyer harmless from any and all claims, losses, liabilities, damages, expenses and costs including without limitation attorney fees and costs incurred by Buyer arising out of the environmental issues related to the Contaminated Parcels as described in the Environmental Report, which existed prior to Closing or arising out of the remedial action undertaken by Seller on the Contaminated Parcels in connection with its performance of its obligations under this Paragraph 7.

          (f)  This Paragraph 7 shall survive closing.

     9. Signatures on this Third Modification received by telecopy shall be deemed original signatures for all purposes regarding this Third Modification.

     10. Except as specifically modified by this Third Modification, the Agreement, the First Modification and the Second Modification shall remain in full force and effect, in accordance with their respective terms.

     11.Notwithstanding the date that this Third Modification may be executed by Buyer and Seller, Buyer and Seller agree that the effective date of this Third Modification is February 23, 1999.

     IN WITNESS WHEREOF, Buyer and Seller have executed this Third Modification or caused it to be executed by their duly authorized representatives, as an instrument under seal, effective as of the date first above written.


WITNESSES:                            BUYER:

/s/ Val Kancors                       /s/ Alton D. Rogers
/s/ Buddy Birge                       ---------------------

                                      SELLER:

/s/ Thomas E. Oakley                 /s/ Wade H. Walter
/s/ Robert Osburn                    -----------------------
                                     Date: 2/23/99


                                     SELLER:

/s/ Jill S. Lust
/s/ Frances Massey                   CONSOLIDATED-TOMOKA LAND CO.
                                     a Florida corporation

                                     By: /s/ Patricia Lagoni
                                         Vice President
                                     ------------------------

                                     Date: 2/23/99

                      CONSOLIDATED-TOMOKA LAND CO.
                           ANNUAL REPORT
                               1998

                                  CONSOLIDATED-TOMOKA LAND CO.


MISSION - To originate optimum development plans and establish development rights for the company's land holdings generating increased land values recognized in sales to site specific developers.



BOARD OF DIRECTORS                         OFFICERS                     COUNSEL
John C. Adams, Jr.(2)                      Bob D. Allen                 Holland & Knight LLP
Executive Vice President of                Chairman of the Board,       200 South Orange Ave.,#2600
Poe and Brown, Inc. (an insurance          President, and Chief         Orlando, FL 32801
agency)                                    Executive Officer

Bob D. Allen(1)                            Bruce W. Teeters
Chairman of the Board, President and       Senior vice President-Finance  REGISTRAR AND STOCK TRANSFER
Chief Executive Officer of the Company     and Treasurer
                                                                          Registrar and Transfer Company
                                                                          10 Commerce Drive
Jack H. Chambers(3)                        Robert F. Apgar                Cranford, New Jersey 07016-3752
Retired                                    Vice President-General Counsel

James P. Gorter
Chairman of the Board of Baker             Joseph Benedict III
Fentress & Company; limited partner        Vice President-Government Relations
of Goldman, Sachs & Co.
                                           Patricia Lagoni                 AUDITORS
William O. E. Henry(3)                     Vice President-Administration
Praciting attorney and partner             and Corporate Secretary         Arthur Andersen LLP
in law firm of Holland & Knight                                            101 East Kennedy Boulevard
Baker Fentress & Company; limited          Linda Crisp                     Tampa, Florida 33602
partner of Goldman, Sachs & Co.            Assistant Secretary

William O. E. Henry(3)
Practicing attorney and partner            Gary Moothart                   MAILING ADDRESS
in law firm of Holland & Knight LLP,       Controller
counsel for the Company                                                    Consolidated-Tomoka Land Co.
                                                                           Post Office Box 10809
Robert F. Lloyd (2)                        INDIGO DEVELOPMENT INC.         Daytona Beach, Florida 32120-0809
Chairman of the Board and                  William H. McMunn
Chief Executive Officer of                 President
Lloyd Buick-Cadillac Inc.

John H. Pace, Jr.(3)
Chairman of Cardinal Investment
Company (investor in securities
and real estate)

David D. Peterson(1)
Chairman of the Board of the Company;
Retired President and Chief Executive
Officer of Baker Fentress & Company          (1)  Member of the Executive Committee
                                             (2)  Member of the Compensation and
Bruce W. Teeters                                  Stock Option Committee
Senior Vice President-Finance                (3)  Member of the Audit Committee
and Treasurer of the Company

                                   68

                      TO OUR SHAREHOLDERS

Several significant events affecting Company operations occurred during 1998. Potentially, the most significant event was an agreement to sell Lake Placid Groves, the Company's citrus division. An improved outlook for the citrus business due to the expectation of lower worldwide supply precipitated an unsolicited offer to purchase Lake Placid Groves. Long recognized as a high quality grower and packer of fresh citrus fruit for distribution by supermarkets primarily located in the eastern half of the United States and Canada, Lake Placid Groves has been a major business segment of the Company. An agreement to sell Lake Placid Groves was signed on December 28, 1998, the inspection period allowed under terms of the agreement has ended, and a substantial non-refundable deposit has been received. The sales price of $30,945,000 would result in a gain, net of income taxes of approximately $8,000,000. Both the sale proceeds and the gain are subject to post-closing adjustments. The sale is scheduled to close on or about April 8, 1999.

Due to the pending citrus business sale, citrus operations are reported as discontinued operations in the Company's 1998 financial statements presented in this annual report. Citrus operations produced improved results in 1998 as income before income taxes rose to $1,930,247 compared to $1,092,217 for 1997. Real Estate operations generated only minimal results in 1998 due primarily to the delayed closing of several large transactions. Net income from continuing operations totaled $100,219 or $.01 per share for 1998 compared to net income from continuing operations of $3,330,151 or $.53 per share in 1997. Results for 1997 were significantly impacted by the sale of approximately 11,000 acres to the St. Johns River Water Management District for a gain of approximately $7.7 million. Net income for 1998 was $1,304,114 or $.20 per share compared to $4,011,367 or $.64 per share in the prior year.

 A number of milestones were reached during the year at LPGA International, the Company's major real estate activity. A new residential area was opened in the first quarter offering a new housing product, which was well received by the market. The project's second championship golf course, designed by Arthur Hills, opened for play in October, and the course has received very good reviews from club members and public customers. Efforts to attract a destination resort hotel continue and a permanent clubhouse will be constructed during 1999.

One  of the real estate transactions delayed beyond year-end was the Daytona Auto Mall.  An unresolved contingency was a stormwater
permit which has since been obtained in early February, 1999.   This
60-acre project incorporates a new design for the attractive presentation of auto dealerships at a location, which would produce very high traffic and afford a higher sales volume than traditional sites. The success of this project, which would be the first major development at the LPGA Boulevard interchange on I-95 around which the Company owns most of the land, should create an interest in additional development.

Wetland determinations were obtained on four industrial sites during 1998. These sites, along with an industrial site fully pre-permitted in 1997, will provide potential users an expedited development process due to the permitting already attained. The pre-permitting process improves the marketability of Company land. As the largest land owner in the Daytona Beach area, supporting economic development efforts to attract new businesses that will create quality jobs is always given a high priority.

During 1998, dividends paid were $.70 per share which represented an increase of 8 percent over the $.65 paid in 1997.

The Company's development activity usually starts with its undeveloped land holdings. The Company builds roads and installs utility lines to the proximity of parcels in the path of development and then sells sites to developers of shopping centers, office buildings, etc. Since Daytona Beach is blocked from growth to the North, South and East, it can only grow to the West where the Company's land is located. Hence, the opportunity to participate in the future growth of the area will continue for several decades to come.

                             Bob D. Allen
                             Chairman, President and
                             Chief Executive Officer

               SHAREHOLDERS' REPORT

LAND HOLDINGS

Land holdings of Consolidated-Tomoka Land Co. (the "Company") and its affiliates, all of which are located in Florida, include: approximately 15,550 acres in the Daytona Beach area of Volusia County; approximately 4,080 acres in Highlands County, near Lake Placid; commercial/retail sites in Volusia County; and full or fractional subsurface oil, gas, and mineral interests in approximately 537,000 "surface acres" in 20 Florida counties.
The conversion and subsequent utilization of these assets provides the base of the Company's operations.

The remaining holdings of approximately 15,550 acres in
Volusia County include approximately 14,700 acres within the city limits of Daytona Beach, approximately 800  acres within the unincorporated area of Volusia County, and small acreages in the Cities of Ormond Beach and Port Orange.  Of the 14,700 acres inside the city limits of Daytona Beach, approximately 3,600 acres have received development approval by governmental agencies.
The 3,600 acres plus approximately 730 acres owned by the City of Daytona Beach, 15 acres owned by Indigo Community Development
District, and 165 acres sold  to others for development are the site of a long-term, mixed-use development known as "LPGA
International," which includes the national headquarters of the
Ladies Professional Golf Association along with two "Signature"
golf  courses and a residential community,  a maintenance facility, an interim clubhouse, and main entrance roads to serve the LPGA
community.    Construction of several homes around the first
golf course, on 70 acres of land sold to a residential developer, began in 1995 with the first residences completed in early 1996.
The LPGA completed construction of its headquarters in April 1996.
The lands not currently being developed, including those on which development approvals have been received, are involved in an active forestry operation. Except for a 15-acre parcel at the Interstate
95 and Taylor Road interchange in the Port Orange area south of Daytona Beach, the tract straddles Interstate 95 for 6-1/2 miles between International Speedway Boulevard (U. S. Highway 92) and
State Road 40, with approximately 13,800 acres west and 1,750 east of the interstate.

Subsidiaries of the Company are holders of the developed
Volusia County properties and are involved in the development of additional lands zoned for residential, commercial, or industrial purposes.

In Highlands County, located in south central Florida along
U.S. Highway 27, the Company utilizes approximately 3,900 acres in its citrus operation, which is currently under contract for sale.

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


CITRUS

Under the name "Lake Placid Groves," the Citrus Division of Consolidated-Tomoka Land Co. has since the 1920's grown and packed fresh whole citrus fruit. The brand names "Lake Placid" and "Winding Waters" have been used in marketing fruit packed in the Company's fresh fruit packing plant, and fruit not suitable for packing has been shipped to the Citrus World (now Florida's Natural) cooperative in Lake Wales, Florida, where it is processed into juice and juice concentrate.

The cooperative is owned by the Company and twelve other organizations; and the Citrus Division has shared in net proceeds from processed products according to the amount and content of fruit delivered to the cooperative's plant.

In December of 1998, the Company entered into a contract for sale of the citrus operations. The sale does not include sale of the Company's interest in the cooperative. The sale is scheduled to close on or about April 8, 1999.

REAL ESTATE OPERATIONS


One of the Company's major achievements was the relocation of the Ladies Professional Golf Association ("LPGA") to Daytona
Beach in 1989 with planned construction of its national
headquarters on Company lands. The LPGA signed a four-party agreement with the Company, Indigo Group Ltd., a wholly owned subsidiary ("IG LTD"), and the City of Daytona Beach, which includes development of a mixed-use community on approximately
3,800 acres of land. Development plans were approved by the governmental agencies in 1993. The City of Daytona Beach completed construction of a Rees Jones designed "Signature"
golf course in 1994, and the Company completed construction of an Arthur Hills designed course in 1998.  The Rees Jones course has been ranked by Golf Magazine as one of the ten best municipal
golf courses in the country.   On September 1, 1997,  responsibility
for the operations of the LPGA International golf courses was transferred from the City of Daytona Beach to a wholly owned subsidiary of Consolidated-Tomoka. The agreement with the City of

Daytona Beach provided for the second golf course and a clubhouse to be constructed by the Company in return for a long-term lease from the City on both golf courses. The clubhouse will be constructed in 1999. The Titleholders Championship Tournament, held last year at LPGA International and nationally televised, was sponsored by Mercury, a division of Ford Motor Company, and known as the Mercury Titleholders Championship, with Budget Rent A Car as secondary sponsor. The tournament will again be held at LPGA May 6-9, 1999, with the same sponsorship.

Significant to the City of Daytona Beach and to development of the Company's lands has been the dramatically landscaped interchange at Interstate 95 and LPGA Boulevard which opened in early 1996, providing a new gateway to the LPGA International development and other Company land.

From October 1990 until December 1993, IG LTD centered its operations on residential community development, construction, and sales. In December of 1993, IG LTD discontinued its home building and sales activities in two communities under lot marketing and sales arrangements. Residential lots owned by IG LTD at December 31, 1998 are:
     61 lots in Riverwood Plantation, a community of 180 acres in Port Orange, Florida.
     4 lots at the 200-acre Indigo Lakes development in Daytona Beach. 38 lots at the 180-acre Tomoka Heights development in Highlands
County, Florida. IG   LTD is developing this community, located
adjacent to Lake Henry consists of single-family and duplex units now selling in the $89,000 to $135,000 price range. The development features controlled access and has appeal for active retired couples.

After the sale of the Consolidated Center and the Palm Coast office building in 1997 and the 1998 sale of the Company's 50% interest in the shopping center in Marion County, Florida, rental property is limited to a three-story office building in downtown Daytona Beach, adjacent to the Consolidated Center. The office building, containing 17,000 square feet, is under a lease/purchase agreement, and is considered a financing lease. Terms of the sale of the Consolidated Center included a commitment by the Company to lease the space now occupied as corporate offices in the building for a period of at least three years from December 15, 1997.

Other leasing activities of the Company include ground leases for billboards, leases of communication tower sites, and a hunting lease covering approximately 8,300 acres.

Another source of income is from subsurface interests which are leased for mineral exploration, as described under "Land Holdings." At December 31, 1998, oil and gas leases were in effect covering a total
of 28,821 surface acres in Lee and Hendry Counties, Florida.   At
December 31, 1998, there were three producing oil wells on the
Company's interests.   Volume produced in 1998 from these wells was

138,664 barrels, compared with 125,356 barrels in 1997; however, because of lower oil prices, royalty income declined from $92,577
to $35,455.   Oil lease income and oil royalty income have in the past
been much more significant sources of income for the Company than in recent years. The Company's current policy is to grant no releases of its reserved mineral rights in oil-producing counties unless required to do so through contractual obligations; however, releases of surface entry rights might be sold upon request of a surface owner who requires such a release for financing or development purposes; and rights in non-oil-producing counties will be sold as opportunities to do so arise. As Florida develops, such requests will no doubt increase. Sales and releases of surface entry rights in 1998 produced revenues of $132,000.

Income from sales of forest products varies considerably from year to
year depending on economic conditions and weather.    Geographic
location of the timber tract is excellent.   In addition to access by
major highways (Interstate 95, State Road 40, and International Speedway Boulevard), the internal road system for forestry purposes is good. Wildfires which ravaged Florida in 1998 burned approximately 9,000 acres of the Company's timberland. This and the sale of the approximately 11,000-acre parcel to St. Johns River Water Management District in 1997 will reduce the Company's potential for future income from sales of forest products.

                           Five-Year Financial Highlights

                        (In thousands except per share amounts)

                                  1998      1997     1996    1995     1994
                                    $         $        $       $        $

Revenues:
      Real Estate                  6,388    5,412    7,642    7,743   16,528
      Profit on Sales of
       Undeveloped Real Estate
        Interest                     132    7,725      385    4,718    1,400
      Interest and Other Income      785    1,369    6,123    2,404    2,624
                                  ------------------------------------------
                         TOTAL     7,305   14,506   14,150   14,865   20,552
                                  ------------------------------------------

Real Estate Operating Costs
 and Expenses                      4,867    3,408    4,170    4,854    6,891
General and Administrative
 Expenses                          2,319    5,932    3,386    3,484    3,478
Income Taxes                          19    1,836    2,493    2,499    3,746
                                  ------------------------------------------
Income from Continuing Operations    100    3,330    4,101    4,028    6,437
Income (Loss) from Discontinued
 Operations (net of tax)           1,204      681    2,502      392   (   82)
                                  ------------------------------------------
Net Income                         1,304    4,011    6,603    4,420    6,355
                                  ==========================================
Basic Earnings per Share:
  Income from Continuing
   Operations                       0.01     0.53     0.65     0.64     1.03
  Net Income                        0.20     0.64     1.05     0.71     1.01
Diluted Earning Per Share:
  Income from Continuing
   Operations                       0.01     0.53     0.65     0.63     1.03
  Net Income                        0.20     0.64     1.04     0.70     1.01

Dividends Paid Per Share            0.70     0.65     0.55     0.45     0.35

Summary of Financial Position:
  Total Assets                    50,101   58,026   59,454   59,402   61,253
  Shareholders' Equity            34,698   37,854   35,791   32,633   31,030


* Restated for Discontinued Operations - See Note 2 to Consolidated Financial Statements. Discontinued operations in 1994 include a loss of $135,611 from Discontinued Resort Operations.

       REPORT TO INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of Consolidated-Tomoka Land Co.

We have audited the accompanying consolidated balance sheets of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                     Arthur Andersen LLP

Tampa, Florida
February 3, 1999

                                 Consolidated Statements of Income


<CAPTIONS>
                                                           Calendar Year
                                                ------------------------------------------
                                                      1998           1997            1996
                                                ------------    ----------       ---------
Income
  Real Estate Operations:
    Sales and Other Income                       6,388,289       5,411,787       7,641,898
    Costs and Other Expenses                   ( 4,866,888)    ( 3,408,109)    ( 4,169,717)
                                                ----------      ----------      ----------
                                                 1,521,401       2,003,678       3,472,181
                                                ----------      ----------      ----------
  Profit On Sales of Undeveloped
   Real Estate Interests                           132,033       7,725,007         384,756
                                                ----------      ----------      ----------
  Interest and Other Income                        784,471       1,369,086       6,123,025
                                                ----------      ----------      ----------
                                                 2,437,905      11,097,771       9,979,962
General and Administrative Expenses            ( 2,318,730)    ( 5,932,023)    ( 3,386,296)
                                                ----------      ----------      ----------
Income From Continuing Operations Before
 Income Taxes                                      119,175       5,165,748       6,593,666

Income Taxes                                   (    18,956)    ( 1,835,597)    ( 2,493,088)
                                                ----------      ----------      ----------
Net Income From Continuing Operations              100,219       3,330,151       4,100,578

Income From Discontinued Citrus Operations,
 Net of Tax (Note 2)                             1,203,895         681,216       2,501,980
                                                ----------      ----------      ----------
Net Income                                       1,304,114       4,011,367       6,602,558
                                                ==========      ==========      ==========

Per Share Information:
Basic
 Income From Continuing Operations             $      0.01    $       0.53     $      0.65

 Income From Discontinued Citrus Operations    $      0.19    $       0.11     $      0.40
                                                ----------      ----------      ----------
 Net Income                                    $      0.20    $       0.64     $      1.05
                                                ==========      ==========      ==========

Diluted
 Income From Continuing Operations             $      0.01    $       0.53     $      0.65

 Income From Discontinued Citrus Operations    $      0.19    $       0.11     $      0.39
                                                ----------     -----------      ----------
 Net Income                                    $      0.20    $       0.64     $      1.04
                                                ==========     ===========      ==========

The accompanying notes are an integral part of these consolidated statements.

                            Consolidated Balance Sheets

                                                                 December 31
                                                         -----------------------------
                                                             1998             1997
                                                         -----------     -------------
Assets
Cash and Cash Equivalents                                 $   283,200      $ 9,385,327
Investment Securities (Note 3)                              1,191,390        1,026,679
Notes Receivable (Note 5)                                   9,115,868       10,018,350
Real Estate Held for Development and Sale (Note 6)         13,597,967       13,819,068
Deferred Income Taxes (Note 4)                              1,826,761        1,732,278
Refundable Income Taxes (Note 4)                              285,199               --
Net Investment in Direct Financing Lease (Note 7)             542,123          625,256
Other Assets                                                1,111,871          995,112
Net Assets of Discontinued Citrus Operations(Notes 2 & 14) 14,792,453       15,281,497
                                                           ----------       ----------
                                                           42,746,832       52,883,567
                                                           ----------       ----------
Property, Plant and Equipment
  Land, Timber and Subsurface Interests                     1,576,976        1,412,498
  Income Properties                                                --        3,527,515
  Other Buildings, Equipment and Land Improvements          6,632,686        1,956,469
                                                           ----------       ----------
    Total Property, Plant and Equipment                     8,209,662        6,896,482
  Less Accumulated Depreciation and Amortization          (   855,043)     ( 1,754,444)
                                                           ----------       ----------
    Net Property, Plant and Equipment                       7,354,619        5,142,038
                                                           ----------       ----------
      Total Assets                                        $50,101,451      $58,025,605
                                                           ==========       ==========
Liabilities
Accounts Payable                                          $   292,646      $   710,704
Notes Payable (Notes 8 and 14)                             10,742,063       13,497,523
Accrued Liabilities                                         4,368,464        3,853,403
Income Taxes Payable (Note 4)                                      --        2,109,528
                                                           ----------       ----------
     Total Liabilities                                     15,403,173       20,171,158
                                                           ----------       ----------
Shareholders' Equity
  Preferred Stock - 50,000 Shares Authorized,
   $100 Par Value; None Issued                                      -                -
  Common Stock - 10,000,000 Shares Authorized,
   $1 Par Value; 6,371,833 Shares Issued and
   Outstanding December 31, 1998 and 1997                   6,371,833        6,371,833
  Additional Paid-In Capital                                3,793,066        3,793,066
  Retained Earnings                                        24,533,379       27,689,548
                                                           ----------       ----------
     Total Shareholders' Equity                            34,698,278       37,854,447
                                                           ----------       ----------
     Total Liabilities and Shareholders' Equity           $50,101,451      $58,025,605
                                                           ==========       ==========

The accompanying notes are an integral part of these consolidated statements

                               Consolidated Statements of Shareholders' Equity

                                                 Additional
                                   Common         Paid-In       Retained
                                   Stock          Capital       Earnings        Total
                                  ----------     -----------   ----------    ----------

                                                              ,C>
Balance, December 31, 1995       $6,261,272      $1,782,105   $24,589,150   $32,632,527

Net Income                                -               -     6,602,558     6,602,558
Cash Dividends ($.55 per share)           -               -   ( 3,443,700)  ( 3,443,700)
                                  ---------       ---------    ----------    ----------
Balance, December 31, 1996        6,261,272       1,782,105    27,748,008    35,791,385

Net Income                                -               -     4,011,367     4,011,367
Cash Dividends ($.65 per share)           -               -   ( 4,069,827)  ( 4,069,827)
Issuance of 110,561 Shares
 Pursuant to Exercise of Stock
 Options (Note 11)                  110,561       1,717,437             -     1,827,998
Tax Benefit of Stock Options
 Exercised (Note 11)                      -         293,524             -       293,524
                                  ---------       ---------    ----------    ----------
Balance, December 31, 1997        6,371,833       3,793,066    27,689,548    37,854,447

Net Income                               --              --     1,304,114     1,304,114
Cash Dividends ($.70 per share)          --              --   ( 4,460,283) (  4,460,283)
                                  ---------       ---------    ----------    ----------
Balance, December 31, 1998       $6,371,833      $3,793,066   $24,533,379   $34,698,278
                                  =========       =========    ==========    ==========


The accompanying notes are an integral part of these consolidated statements.

                        Consolidated Statements of Cash Flows

                                                              Calendar Year
                                                     -----------------------------------------
                                                        1998        1997        1996
                                                    -----------   ----------   ------------
Cash Flow from Operating Activities
 Net Income                                       $   1,304,114 $  4,011,367  $ 6,602,558

Adjustments to Reconcile Net Income to Net
  Cash (Used In) Provided by Operating
    Activities:
    Discontinued Citrus Operations                  ( 1,203,895) (  681,216)  ( 2,501,980)
    Depreciation and Amortization                       186,886     448,272       609,082
    Loss(Gain)on Sale of Property, Plant
      and Equipment                                     114,973  (  260,490)  (   838,461)
    Compensation Expense on Exercise of
    Stock Options                                            --   1,822,992            --

Decrease (Increase)in Assets
  Notes Receivable                                      902,482   4,751,931   (   112,667)
  Real Estate Held for Development                      221,101     680,427   (   698,018)
  Other Assets                                      (   116,759)(   507,145)      306,146


(Decrease)Increase in Liabilities
  Accounts Payable                                  (   418,058)    248,156   (   460,000)
  Accrued Liabilities                                   515,061     201,896       918,713
  Deferred Income Taxes (Note 4)                    (    94,483) (  806,774)      140,942
  Income Taxes Payable and Refundable (Note 4)      ( 2,394,727)  1,209,058   (   929,697)
                                                     ----------   ---------    ----------
    Net Cash (Used In) Provided by
     Operating Activities                           (   983,305) 11,118,474     3,036,618
                                                     ----------  ----------    ----------
Cash Flow from Investing Activities
 Acquisition of Property, Plant and Equipment       ( 4,818,717) (1,941,415)  (   203,936)
 Net Increase (Decrease) in Investment
  Securities (Note 3)                               (   164,711)    369,736   (   756,072)
 Direct Financing Lease (Note 7)                         83,133      85,734        81,540
 Proceeds from Sale of Property, Plant and
   Equipment                                          2,304,277   5,617,082     1,403,872
 Cash From Discontinued Citrus Operations (Note 2)    1,692,939     889,914     3,446,257
                                                     ----------  ----------     ---------
        Net Cash (Used In) Provided by
         Investing Activities                       (   903,079)  5,021,051     3,971,661
                                                     ----------  ----------    ----------


                      Consolidated Statement of Cash Flow
                                   continued


                                                                     Calendar Year
                                                   ---------------------------------------
                                                       1998        1997            1996
                                                   ---------------------------------------

Cash Flow from Financing Activities
 Proceeds from Notes Payable (Note 8)                 5,577,000   7,760,000     6,800,000
 Payments on Notes Payable (Note 8)                 ( 8,332,460)(12,210,248)  ( 9,773,527)
 Cash Proceeds from Exercise of Stock Options                --       5,006            --
 Dividends Paid                                     ( 4,460,283)( 4,069,827)   (3,443,700)
                                                     ----------  ----------    ----------
        Net Cash Used in Financing Activities       ( 7,215,743)( 8,515,069)   (6,417,227)
                                                     ----------  ----------    ----------
Net (Decrease) Increase in Cash and
 Cash Equivalents                                   ( 9,102,127)  7,624,456       591,052
Cash and Cash Equivalents, Beginning of Year          9,385,327   1,760,871     1,169,819
                                                     ----------  ----------    ----------
 Cash and Cash Equivalents, End of Year             $   283,200 $ 9,385,327  $  1,760,871
                                                     ==========  ==========    ==========



  Supplement Disclosure of Noncash Operating Activities:

In connection with the sale of real estate, the Company received, as consideration, mortgage notes receivable of $628,343, $12,900, and $1,143,607, for the years 1998, 1997 and 1996, respectively.

In connection with the sale of property, plant and equipment, the Company received as consideration, mortgage notes receivable of $3,720,000 for the year 1996.

In connection with the exercise of stock options, the Company recorded compensation expense and income tax benefit of $1,822,992 and $293,524, respectively for the year 1997.

Total interest paid was $1,040,737, $1,507,246 and $1,402,767 for the years 1998, 1997 and 1996, respectively.

Total income taxes paid were $3,069,525, $1,780,000 and $4,594,853 for the years 1998, 1997, and 1996, respectively.

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         The consolidated financial statements include the accounts of Consolidated- Tomoka Land Co. and its wholly owned subsidiaries: Indigo Group Inc., Indigo Group Ltd., Indigo International Inc., and Indigo Development Inc.
         (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Nature of Operations
         The Company is primarily engaged, through its wholly owned subsidiaries, in the real estate industry. Real estate operations, which are primarily commercial in nature, also include residential, golf operations, income properties and forestry operations. These operations are predominantly located in Volusia and Highlands Counties in Florida. From time to time the Company sells unimproved real estate considered surplus to its operating needs. The latter function is not considered part of the Company's ordinary operations. See Note 2, "Discontinued Citrus Operations" regarding citrus activities.

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

         Real Estate Held for Development and Sale
         The carrying value of real estate held for development and sale includes the initial acquisition costs of land, improvements thereto and other costs incidental to the acquisition or development of land. These costs are

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUTNING POLICIES (CONTINUED

         allocated to properties on a relative sales value basis and are charged to costs of sales as specific properties are sold. Approximately $330,273, $359,407 and $261,068 of interest and $321,067, $465,506, and $439,706 of
         of property taxes were capitalized during 1998, 1997, and 1996, respectively.

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

         The amount of depreciation and amortization taken for the years 1998, 1997, and 1996, was $186,886, $448,272, and
         $609,082, respectively.

         The range of estimated useful lives for property, plant and equipment is as follows:

         Citrus Trees                          20-40 years
         Citrus Buildings and Roads            10-30 Years
         Citrus Irrigation Equipment            5-20 Years
         Citrus Other Equipment                3-30 Years
         Income Properties                      3-30 Years
         Other Buildings                       10-30 Years
         Other Equipment                        3-30 Years
         Land Improvements                     10-20 years

         Long-Lives Assets
         The company has reviewed the recoverability of long-lived assets, including real estate held for development and sale and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There has been no material impairment of long-lived assets reflected in the consolidated financial statements for the three years ended December 31, 1998.

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Sale of Real Estate
         The profit on sales of real estate is accounted for in accordance with the provisions of the Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate (SFAS 66)." The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS 66. No income was deferred for the three years in the period ended December 31, 1998.

         Rental income from income properties is recognized ratably over the periods of the related property leases.

         Unfunded Deferred Compensation Plans
         The Company maintains two unfunded deferred compensation plans. One plan is established for the Board of Directors of the Company, with the second plan established for the officers and key employees of the Company. Under the plans, any member of the Board of Directors, officer or key employee may elect to defer all or a portion of his compensation. The amount of deferred compensation shall increase annually by an amount which is equal to interest on the deferred compensation at the rate of return earned by the Company on its short-term investments. Compensation credited to a participant shall be deferred until such participant ceases to be a member of the board of directors, officer or key employee, at which time the amounts accumulated shall be distributed in the manner elected. The plans are nonqualified plans as defined by the Internal Revenue Service. The amount of deferred compensation reflected in accrued liabilities on the balance sheet at December 31, 1998 and 1997 was $3,155,307 and $2,677,007,
         respectively.

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

         Fair Value of Financial Instruments
         The carrying amounts of the Company's financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable at December 31, 1998 and 1997, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes receivable and notes payable approximates fair value at December 31, 1998 and 1997, since the notes are at floating rates or fixed rates which approximate current market rates for notes with similar risks and maturities.

         Comprehensive Income
         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting comprehensive Income" (SFAS 130). SFAS 130 establishes new standards for reporting and display of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Adoption of this Statement had no impact on the Company's consolidated financial statements.

         Segment Information and Disclosure
         SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information, (SFAS 131) requires companies to report summarized financial information concerning reportable segments. The Company has not presented this information, as only one reportable segment remains due to the pending sale of the citrus operations and its presentation as "Discontinued Citrus Operations" in the consolidated financial statements. (See Note 2 "Discontinued Citrus Operations".)

NOTE 2   DISCONTINUED CITRUS OPERATIONS

         On December 28, 1998, the Company entered into an agreement for the sale of its citrus operations. The transaction is expected to close on or about April 8, 1999 at a price approximating $30,945,000. The results of the citrus operations have been reported separately as discontinued operations in the Consolidated Statements of Income. Prior year consolidated financial statements have been restated to present citrus operations as discontinued operations.
         The assets and liabilities associated with the citrus operations as of December 31, 1998 and 1997 have been presented separately on the consolidated balance sheets as "Net Assets of Discontinued Citrus Operations." Summary financial information of the citrus operations is as follows:


                                                     Year Ended December 31
                                                      ----------------------
                                                   1998        1997        1996
         Revenues from Discontinued
          Citrus Operations                   $11,726,251 $ 9,444,783   $13,862,864
                                               ==========  ==========    ==========

         Income from Discontinued Citrus
          Operations Before Tax               $ 1,930,247 $ 1,092,217   $ 4,011,512

         Income Tax Expense from Discontinued
          Citrus Operations                    (  726,352) (  411,001)   (1,509,532)
                                                ---------   ---------     ---------
         Net Income from Discontinued
          Citrus Operations                   $ 1,203,895 $   681,216    $2,501,980
                                                =========    ========     =========



         Following is a summary of significant accounting policies related to the citrus operations.

         The Company harvests and sells both fresh and to-be-processed citrus from its bearing groves, all of which are located in Highlands County, Florida. Fresh fruit sales are made by the Company through the Company-owned packing plant to wholesale produce distributors and retail grocery chains primarily in the Eastern and Midwestern regions of the United States and Canada. Revenues and related costs of sales are recognized at time of shipment. The to-be-processed fruit is sent to Citrus World, Inc.(Citrus World), an agricultural cooperative owned by the Company and twelve other growers. The cooperative processes the fruit and markets it under several names on a regional and national basis. Citrus World pools its own fruit with the fruit purchased from the Company and other citrus growers, processes the pooled fruit and sells the products produced.

         Each participant in the pool, including Citrus World, shares ratably in the proceeds from the sale of products, net of Citrus World's actual processing and marketing costs, plus a per-unit handling fee. Citrus World makes periodic payments to all participants based on their pro rata share of net sales proceeds and makes final payment after all the products in the pool have been sold. The Company records estimated revenues at the time of delivery of the fruit to Citrus

         World and finalizes revenues after all the products in the pool have been sold. During the years 1998, 1997, 1996, the Company's estimated pro rata share of said net sales proceeds under the above pooling agreement amounted to $4,321,531, $3,107,919, and $5,203,787, respectively.

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

NOTE 3   INVESTMENT SECURITIES

         The Company Accounts for Investment Securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities (SFAS 115)". This standard requires classification of the investment portfolio into three categories: held to maturity, trading and available for sale. The Company classifies as held to maturity those securities for which the Company has the intent and ability to hold through their stated maturity date. Investment securities which are classified as held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. Realized gains and losses are determined using the specific identification method. Investment securities as of December 31, 1998 and 1997, all of which are classified as held to maturity, are as follows:

NOTE 3             INVESTMENT SECURITIES(CONTINUED)



                                                          1998          1997
                                                          ----          ----
             Debt Securities Issued by States
              and Political Subdivisions of States    $1,134,018    $  951,268
             Mortgage-Backed Securities                   57,372        75,411
                                                       ---------     ---------
                                                      $1,191,390    $1,026,679
                                                       =========     =========

        The contractual maturities of these securities are as follows:

             Maturity Date                             Amount
            ----------------                        -----------
             Within 1 year                           $ 254,403
             1-5 Years                                 278,515
             6-10 Years                                169,271
             After 10 Years                            489,201
                                                     ---------
                                                    $1,191,390
                                                     =========



NOTE 4   INCOME TAXES

         The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes."

         The provision for income taxes is summarized as follows:

<CAPITON>


                              1998                    1997                    1996
                              ----                    ----                    ----
                        Current    Deferred     Current     Deferred    Current    Deferred
                        -------    --------     -------     --------    -------    --------
            Federal   $ 134,271  $( 122,538) $2,354,615  $( 803,103)  $2,077,359   $ 53,901
            State      ( 20,832)     28,055     287,756   (   3,671)     274,787     87,041
                       ---------    --------   ---------   ---------    ---------  ---------
            Total     $ 113,439   $( 94,483) $2,642,371  $ (806,774)  $2,352,146   $140,942
                       =========    ========   =========   =========    =========  =========


         Deferred income taxes have been provided to reflect temporary differences that represent the cumulative difference between taxable or deductible amounts recorded in the financial statements and in the tax returns. The sources of these differences and the related provision (credit) and deferred income tax assets (liabilities) are summarized as follows:


                                    Provision (Credit)                Deferred Taxes
                                    ------------------               ---------------
                             1998         1997        1996            1998       1997
                             ----         ----        ----            ----       ----
          Depreciation    $     66,778  $   117,562 $( 117,475)  $( 205,742)  $( 138,964)

          Sales of Real
           Estate          (   103,981)  (1,278,181)   392,438      416,004      312,023

          Deferred
           Compensation    (   179,984)    (197,463) ( 181,590)   1,187,342    1,007,358

          Basis
           Difference in
           Joint Venture        79,707       81,454  ( 219,858)   1,166,957    1,246,664

          Revolving Fund
           Certificates    (    13,798) (    58,112) (  24,985)     352,043      338,245

          Charitable
           Contributions
           Carryforward        700,043  ( 1,961,789)   391,210    2,415,681    3,115,724

          Other            (    34,418)     115,093  ( 258,551)     294,157      259,739

          Less-Valuation
           Allowance       (   608,830)   2,374,662    159,753   (3,799,681)  (4,408,511)

                             ---------    ---------   ---------   ---------    ---------
                          $(    94,483) $( 806,774)  $ 140,942  $ 1,826,761  $ 1,732,278
                             =========    ========   =========   ==========    =========

          Following is a reconciliation of the income tax computed at the federal statutory rate of 34 percent.

                                                             Calendar Year
                                                             -------- ----
                                                   1998         1997        1996
                                                   ----         ----        -----
          Income Tax Computed at
           Federal Statutory Rate              $   40,520   $1,756,354    $2,241,846
          Increase (Decrease) Resulting
           from:
          State Income Tax, Net of
           Federal Income Tax Benefit               4,768      187,497       239,351
          Other Reconciling Items              (   26,332)   ( 108,254)       11,891
                                                ---------    ---------     ---------
           Provision for Income Taxes          $   18,956   $1,835,597    $2,493,088
                                                =========    =========     =========

NOTE 5    NOTES RECEIVABLE

          Notes Receivable consisted of the following:

                                                                      December 31,
                                                                -------------------------
                                                                    1998           1997
                                                                -----------    ----------
          Mortgage Notes Receivable

          Various notes with interest rates ranging
           from 8.5% to 9.5% with payments due from 1999
           through 2003.  Collateralized by real
           estate mortgages held by the Company                  $ 4,260,347   $ 5,146,017

         Other Notes Receivable

          Interest at 6.2%, total principal and
           accrued interest due September 2000                    4,740,497     4,740,497
          Interest at prime rate, receivable in
           monthly installments of principal and
           interest to amortize the original note
           over a period of 15 years, due January
           2006                                                      115,024      131,836

                                                                  ----------   ----------
          Total Notes Receivable                                 $ 9,115,868  $10,018,350
                                                                   ==========  ==========

                                       90

          The prime rate of interest was 7.75% and 8.5% at December 31, 1998 and 1997, respectively.

          The required annual principal receipts are as follows:


          Year ending December 31,                                               Amount
                                                                             -----------
          1999                                                               $ 1,833,168
          2000                                                                 5,909,148
          2001                                                                 1,064,952
          2002                                                                    39,530
          2003                                                                   266,704
          2004 and Thereafter                                                      2,366
                                                                              ----------
                                                                             $ 9,115,868
                                                                              ==========

NOTE 6    REAL ESTATE HELD FOR DEVELOPMENT AND SALE

          Real estate held for development and sale as of December 31, 1998 and 1997 is summarized as follows:

                                                       December 31
                                                 -----------------------
                                                  1998               1997
                                                ----------         ---------
          Undeveloped Land                     $   961,674        $ 1,504,926
          Land and Land Development             12,539,268         12,217,117
          Completed Houses                          97,025             97,025
                                                ----------         ----------
                                               $13,597,967        $13,819,068
                                                ==========         ==========

NOTE 7    NET INVESTMENT IN DIRECT FINANCING LEASE

          On December 31, 1987, the Company acquired certain real estate and equipment subject to a direct financing lease. The aggregate amounts due under the lease are identical in amount to the payments required to be made by the Company in order to amortize the debt applicable to the properties. The required annual payments on the lease at December 31, 1998, are summarized as follows:

                                                               Amount
                                       Aggregate              Representing           Net
         Year Ended December 31,        Payment                 Interest          Investment
         -----------------------       ----------             ------------        ----------
          1999                         $124,369                 $ 34,338            $ 90,031
          2000                          125,446                   27,942              97,504
          2001                          126,611                   21,014             105,597
          2002                          127,874                   13,512             114,362
          2003                          129,242                    5,388             123,854
          2004 and Thereafter            10,836                       61              10,775
                                        -------                  -------             -------
                                       $644,378                 $102,255            $542,123
                                       ========                  =======             =======
       The interest rate stated in the lease agreement is 80.65% of prime.


NOTE 8    NOTES PAYABLE

          Notes Payable consisted of the following:



                                                                         December 31,
                                                                   ---------------------
                                                                    1998             1997
                                                                    ----             ----

          Mortgage Notes Payable
          Mortgage notes payable are collateralized by real estate mortgages held by the lender. As of December 31, 1998 and 1997, mortgage notes payable consisted of the following:

          Payments of $266,783, including interest
           at 8.8% payable quarterly through
           April 2002; principal balance due
           July 2002                                          $ 8,911,124        $ 9,179,173

          Interest payable quarterly at 10%,
           principal and outstanding interest
           due October 2005                                     1,200,000          1,200,000

          Industrial Revenue Bonds
           Industrial revenue bonds payable are
           collateralized by real estate.
           Interest at 80.56% of prime rate,
           payable in monthly installments of
           principal and interest to amortize
           the original debt over a period
           of 18 years, due January 2004                          534,939            618,580

          Line of Credit
           A line of credit totaling $7,000,000
           payable on demand, with interest at
           the lower of prime rate minus .75% or
           the LIBOR Market Index rate plus 1.5%                   96,000                 --

          Note Payable to Related Party
           Principal and interest payable in
           monthly installments of $23,268,
           interest at 9.68%.  Collateralized
           by developed real estate in a joint
           venture.  The venture partner
           is jointly liable on the note.                             --           2,499,770
           Paid in full during 1998.                          ----------          ----------
                                                             $10,742,063         $13,497,523
                                                              ==========          ==========


          The required annual principal payments on notes payable as follows:





Year Ending December 31,                                                         Amount
-----------------------                                                        ----------
          1999                                                              $   466,421
          2000                                                                  416,529
          2001                                                                  453,634
          2002                                                                8,065,999
          2003                                                                  123,854
          2004 and Thereafter                                                 1,215,626
                                                                             ----------

                                                                            $10,742,063
                                                                             ==========

Interest expense was $1,070,737, $1,507,246, $1,402,767 for
1998, 1997, and 1996, respectively.


NOTE 9    PENSION PLAN

          The company maintains a defined benefit plan for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on years of service and the average compensation for the highest five years during the final 10 years of employment. The benefit formula generally provides for a life annuity benefit. During 1998 the Company adopted SFAS No. 132 "Employer's Disclosures About Pension and Other Post-Retirement Benefits."

          The Company's net periodic pension cost included the following components:

                                                             December 31,
                                                             ------------
                                                        1998        1997        1996
                                                        ----        ----        ----
          Service Cost                             $ 251,669       $198,123    $175,363
          Interest Cost on Projected Benefit
           Obligation                                315,598        289,424     257,745
          Actual Return on Plan Assets              (581,457)      (759,642)   (577,221)
          Net Amortization                           133,627        348,622     260,594
                                                     --------        -------     -------
          Net Periodic Pension Cost               $  119,437       $ 76,527    $116,481
                                                     =======        =======     =======
         The change in benefit obligation is as follows:

                                                      1998           1997
                                                   ----------     ---------
         Benefit Obligation at Beginning of Year   $4,584,714    $3,540,754
         Service Cost                                 251,669       198,123
         Interest Cost                                315,598       289,424
         Actuarial (Gain) Loss                     (   25,943)      753,821
         Benefits Paid                             (  341,950)   (  197,408)
                                                    ---------     ---------
         Benefit Obligation at End of Year          4,784,088     4,584,714
                                                    =========     =========
         The change in plan assets is as follows:
         Fair Value of Plan Assets at Beginning of
           Year                                     4,862,398     4,136,008
         Actual Return on Plan Assets                 581,457       759,642
         Employer Contribution                             --       164,156
         Plan Expenses Paid                        (   86,934)   (   75,768)
         Benefits Paid                             (  255,016)   (  121,640)
                                                     --------     ---------
         Fair Value of Plan Assets at End of Year   5,101,905     4,862,398
                                                    =========     =========
         The accrued pension liability consists
          of the following:
          Plan Assets In Excess of
          Projected Benefit Obligation               317,817        277,684
          Unrecognized Prior Service Cost              5,029          5,695
          Unrecognized Net Gain                    ( 515,441)    (  341,137)
          Unrecognized Transition Asset            ( 116,272)    (  131,672)
                                                   ---------      ---------
          Accrued Pension Liability              $(  308,867)   $(  189,430)
                                                   =========      =========

                                        95

NOTE 9   PENSION PLAN

         The actuarial assumptions made to determine the projected benefit obligation and the fair value of plan assets are as follows:


                                                                 December 31,
                                                                ------------
                                                                1998         1997
                                                               -----         ----
          Weighted Average Discount Rate                       7.0%           7.0%
          Weighted Average Asset Rate of Return                9.0%           9.0%
          Compensation Scale                                   5.0%           5.0%


NOTE 10   POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

          The Company sponsors two defined benefit postretirement plans of certain health care and life insurance benefits for eligible retired employees. All full-time employees become eligible to receive these benefits if they retire after reaching age 55 with 20 or more years of service. The postretirement health care plan is contributory, with retiree contributions adjusted annually;
          the life insurance plan is non- contributory up to $5,000 of coverage. The accounting for the health care plan reflects caps on the amount of annual benefit to be paid to retirees as stipulated by the plan. The Company pays for the plan as costs are incurred.

          The Company recognizes postretirement expenses in accordance with adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires that expected costs of postretirement benefits be charged to expense during the years the employees render service. The Company elected to amortize the unfunded obligation measured at adoption of SFAS 106 over a period of 20 years. The effect of this amortization expense
          Recognized in 1998, 1997, and 1996 was $98,532, $102,639,
          and $89,670, respectively. The accrued post retirement benefit cost reflected in the balance sheet at December 31, 1998 and 1997 was $240,129 and $235,906,
          respectively.





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

           The Company accounts for the Plan under APB Opinion No. 25.
           Had compensation cost for the Plan been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would not have been materially different than reported.

           A summary of the status of the Company's stock option plan for the three years ended December 31, 1998 and changes during the years then ended is as follows:


















NOTE 11      STOCK OPTION PLAN (CONTINUED)


                                        1998              1997             1996
                                      --------------    --------------   -------------
                                      Shares Wtd Avg    Shares Wtd Avg   Shares  Wtd Avg
                                             Ex Price          Ex Price          Ex Price
                                     ------- -------   ------  -------   -------- -------
         Outstanding at beginning
          of year                    148,800  $15.36  327,300   $12.87   279,300   $12.14
         Granted                      48,000  $17.62   48,000   $16.87    48,000   $17.15
         Exercised                        --         (226,500)  $12.09        --
                                      ------           ------            -------
         Outstanding at end of year  196,800  $15.91  148,800   $15.36   327,300   $12.87
                                     =======          =======            =======
         Exercisable at end of year  108,480  $15.07   71,680   $14.52   226,500   $12.09
                                     =======          =======            =======
         Weighted average fair value
          options granted during
          the year                     $5.58            $5.13              $4.98

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

Of the 196,800 options outstanding at December 31, 1998, 62,400 have exercise prices between $12.12 and $14.87 with a weighted average exercise price of $13.09 and a weighted average contractual life of
5.3 years. Of these 62,400 options, 56,640 are exercisable with a weighted average exercise price of $13.19. The remaining 134,400 options have exercise prices between $16.87 and $17.62, with a weighted average exercise price of $17.22 and a weighted average contractual life of 8.1 years. Of these 134,400 options
51,840 are exercisable and their weighted average exercise price is $17.13.

          Basic earnings per common share were computed by dividing income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined based on assumption of the conversion of stock options using the treasury stock method at average cost for the periods.


                                                          1998          1997          1996
                                                         ------        ------        ------
            Income Available to Common Shareholders:
            Income from Continuing Operations           $  100,219    $3,330,151  $4,100,578
            Income from Discontinued Citrus Operations   1,203,895       681,216   2,501,980
                                                         ---------     ---------   ---------
            Net Income                                   1,304,114     4,011,367   6,602,558
                                                         =========     =========   =========

          Weighted Average Shares Outstanding            6,371,833     6,288,452   6,261,272
          Common shares Applicable to Stock Options
           Using the Treasury Stock Method                  11,834        22,789      90,159
                                                         ---------     ---------   ---------
          Total Shares Applicable to Diluted Earnings
          Per Share                                     6,383,667     6,311,241    6,351,431
                                                         =========     =========   =========
          Basic Earnings Per Share
           Income from Continuing Operations            $      .01    $      .53   $     .65
           Income from Discontinued Citrus Operations   $      .19    $      .11   $     .40
                                                         ---------     ---------    --------
           Net Income                                   $      .20    $      .64   $    1.05
                                                         =========     =========   =========
          Diluted Earnings Per Share
           Income from Continuing Operations            $      .01    $      .53   $     .65
           Income from Discontinued Citrus Operations   $      .19    $      .11   $     .39
                                                          --------      ---------   --------
           Net Income                                   $      .20    $      .64   $    1.04
                                                          ========     =========     =======

NOTE 13   LEASE OBLIGATIONS

          The Company leases certain equipment, land and improvements under operating leases.

          Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1998, are summarized as follows:


Year Ending December 31,                                          Amounts
                                                                  --------
          1999                                                  $  281,108
          2000                                                     224,806
          2001                                                     188,358
          2002                                                      88,049
          2003                                                     100,000
          2004 and  Thereafter                                   6,650,000
                                                                 ---------
                                                                $7,532,321
                                                                 =========

        Rental expense under all operating leases amounted to $347,958,$351,785,and $315,528 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 14  RELATED PARTIES

          Baker, Fentress & Company, a publicly owned, closed-end investment company, owned approximately 79 percent of the Company's outstanding common stock at December 31, 1998 and 1997.

          The Company sells, under a participating marketing pool agreement, a significant portion of its citrus fruit to Citrus World, an agricultural cooperative of which
          the Company owns a 4 percent equity interest.   The Company
          accounts for this equity interest at cost. Non-voting stock, in the aggregate amount of $935,538 issued by Citrus World is owned by the Company. This non-voting stock represents per unit retain contributions and are considered to have no value for financial statement purposes until redeemed. (See Note 2 "Discontinued Citrus Operations.")

QUARTERLY FINANCIAL DATA (Unaudited)

                                               (In thousands except per share amounts)

                                                           THREE MONTHS ENDED

                               March 31,            June 30,               September 30,         December 31,
                             ---------------       ---------------       ----------------        -----------
                            1998      1997        1998     1997            1998     1997         1998    1997

Income:

Real Estate Operations:
 Sales and Other Income   $1,376,649 $ 848,770 $ 1,533,071 $1,474,824  1,515,308 $1,242,735 $ 1,963,261 $ 1,845,458
 Costs and Other Expenses (  931,554) (793,629) (1,351,771) ( 748,794)(  792,639) ( 805,745) (1,790,924)(1,059,941)
                           ---------   -------   --------    --------  ---------   --------   ---------   ---------
                             445,095    55,141     181,300    726,030    722,669    436,990     172,337     785,517
                           ---------   --------   --------   --------  ---------   --------   ---------   ---------

Profit on Sales of
 Undeveloped Real
  Estate Interests            96,415     2,000      17,923     16,000     10,385      1,700       7,310  7,705,307
                            --------   -------    --------    -------   --------    -------    --------  ---------
Interest and Other
 Income                      257,473   298,634      78,458    531,906    242,622    274,415     205,918    264,131
                            --------   -------     -------    -------    -------    -------    --------    -------
                             798,983   355,775     277,681  1,273,936    975,676    713,105     385,565  8,754,955


General and Administrative
 Expenses                  ( 840,550) (882,933) (  585,789) ( 765,351) ( 596,427)(1,020,685)(  295,964) (3,263,054)
                            --------   -------    --------    -------    -------  ---------   --------   ---------
Income From Continuing
 Operations Before
 Income Taxes              (  41,567)( 527,158)  ( 308,108)   508,585    379,249 (  307,580)    89,601   5,491,901

Income Taxes                  24,841   207,798     119,220  ( 151,869) ( 144,197)    79,695 (   18,820) (1,971,221)
                             -------  --------    --------   --------   --------  ---------   --------   ---------

Net Income From Continuing
 Operations                (  16,726)( 319,360) (  188,888)   356,716    235,052 (  227,885)    70,781   3,520,680

Income From Discontinued
 Citrus Operations           446,877   545,664     409,886    159,298  ( 307,737) ( 285,369)   654,869     261,623
                             -------  --------    --------   --------   --------   --------   --------   ---------

Net Income                 $ 430,151 $ 226,304    $220,998   $516,014 $(  72,685) $(513,254) $ 725,650 $ 3,782,303
                            ========   =======     =======   ========    =======   ========    =======   =========

Per Share Information:
 Basic and Diluted
  Income From Continuing
  Operations                   $0.00    ($0.05)     ($0.03)     $0.06      $0.03     ($0.04)     $0.01      $0.56

  Income From Discontinued
   Citrus Operations           $0.07     $0.09       $0.06      $0.02     $(0.04)    $(0.04)     $0.10      $0.04
                           ---------   -------      ------     ------    -------     -------     -----      -----
  Net Income                   $0.07     $0.04       $0.03      $0.08     $(0.01)    $(0.08)     $0.11      $0.60
                           =========   =======      ======     ======    =======     ======      =====      =====


              Management's Discussion and Analysis
                     Results of Operations
                     1998 Compared to 1997

Real Estate Operations
Profits from real estate operations declined 24%, to $1,521,401, for the calendar year 1998 when compared to 1997. The decrease in profits, from $2,003,678 one year earlier, is primarily attributable to lower gross profits recognized on the sale of commercial property. During 1998, 90 acres of property were sold providing gross profits approximating $1,330,000. This compares to prior year gross profits amounting to $1,745,000 generated on the sale of 63 acres of commercial property. The 1997 sales consisted of higher profit margin transactions as pricing and profit margins vary from property to property based on location and intended use.

Golf operations contributed an additional $158,000 in profits during 1998, while revenues increased 300% to $2,454,000. These increases are due to a full year of operating the north "Champions" course coupled with the opening of the new south "Legends" course in October of 1998. The company took over the operation of the "Champions" course in September 1997.

The wildfires which struck Volusia County during the summer of 1998 had a negative impact on income generated from forestry operations. Profits fell 16% for the year, to $626,000 on a 16% reduction in revenues. The fall in revenue is attributed to lower prices due to the oversupply of timber harvested immediately after the fires and a slowdown in harvesting during the fourth quarter of the year.

Profit from income properties increased $80,000 over 1997 break-even results, while leasing revenues fell 72% due to the sale of properties during 1997 and 1998. The sale of the 24,000 square foot Palm Coast office building occurred in May 1997, while the sale of the 70,000 square foot shopping center located in Marion County took place in June 1998.

General, Corporate and Other
The release of surface entry rights on 2,229 acres produced profits on sale of undeveloped real estate interests totaling $132,033 during 1998. This represents a significant downturn in profits from 1997 when the sale of approximately 11,000 acres of the Company's western most Volusia County lands along with releases on surface entry rights on 48 acres during 1997 generated profits of $7,725,007.

Interest and other income decreased 43% to $784,471 in 1998, compared to 1997's interest and other income totaling $1,369,086. This fall is due to a $330,000 reduction in interest on mortgage notes receivable, a $80,000 loss posted on the sale of the shopping center in Marion County, and a $250,000 gain realized on the May 1997 sale of the Palm Coast office building. These reductions are offset by an increase in interest earned on investment securities of $124,000.

A 61% decrease in general and administrative expenses is primarily the result of the 1997 exercise of stock options along with an increase in expense from stock appreciation rights, due to the rise in the Company's stock price at the time of exercise.

Discontinued Citrus Operations
For the twelve months of 1998, profits from citrus operations before
income tax rose 77% to $1,930,247.   Revenues of $11,726,251 were
posted during 1998, compared to revenues of $9,444,783 one year earlier. This 24% increase in revenues is directly the result of a 24% rise in fruit harvested and sold. During 1998 fruit volume totaled 1,289,000 boxes compared to 1,042,000 boxes produced during 1997. Average fruit pricing showed a 2% increase over prior year's prices. The rise in pricing was achieved in the fourth quarter due to the significantly lower state crop forecast for the 1998-1999 season. Production and selling expenses increased 17% on the higher fruit volume, although economies of scale were achieved as fixed and semi-variable costs were absorbed over the greater number of boxes of fruit.

                  Management's Discussion and Analysis

                         Results of Operations
                         1997 Compared to 1996

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

Forestry operating income rose 25% to $748,000 during 1997 on a 20% as revenues rose 20% from increased harvesting. A 10% increase in subsurface revenue to $184,000 was produced on higher mineral lease income offset to some extent by lower oil royalty income.

General, Corporate and Other
The sale of 11,000 acres of the Company's western most Volusia County lands along with releases on surface entry rights on 48 acres produced profits from undeveloped real estate interests of $7,725,007 for 1997. This compares to the sale of 25 acres of land and the release of surface entry rights on 11,767 acres which produced income for 1996 of $384,756.

Interest and other income declined 78% for 1997 to $1,369,086 when compared to 1996's profit of $6,123,025. Results for 1997 include a profit of $250,000 realized on the sale of the 24,000 square-foot Palm Coast office building along with increases from interest on mortgage notes receivable and investment income of $260,000 and $70,000, respectively when compared to the prior year. Interest and other income posted during 1996 includes $4,550,000 recognized on the sale of 479 acres including citrus groves in Highlands County, and $450,000 and $340,000 realized on the sale of the 70,000-square-foot Mariner Village shopping center and 24,000-square Daytona Beach office building, respectively.

The exercise of stock options along with an increase in expense from stock appreciation rights, due to the rise in the Company's stock price at time of exercise, primarily resulted in a 75% increase in general and administrative expenses for the twelve months of 1997.

Discontinued Citrus Operations
Citrus operations for the years ended December 31, 1997 and 1997 have been restated as Discontinued Citrus Operations.

Profits from citrus operations totaling $1,092,217 for calendar year 1997 represent a 73% downturn from the $4,011,512 profit posted during 1996. A 26% reduction in fruit harvested and sold resulted in a 32% decline in revenues realized and was the primary reason for the fall in profitability. A total of 1,042,000 boxes of fruit were sold during 1997 compared to 1,401,000 sold one year earlier. Also contributing to the revenue and profit reductions was an 8% decrease in average fruit pricing for the year, with pricing of both fresh and processed fruit contributing to the decline. Production and selling expenses fell 15% during the period on the lower fruit volume; although, this was offset to some extent by reduced handling credits received due to a 58% decline in fruit handled for outside growers. Lower fruit production reduced profit margins as fixed and semi-variable costs were allocated by fewer boxes.

                         Financial Position

Overall calendar year 1998 Company profits totaling $1,304,114, equivalent to $.20 per share, represent a 67% downturn from 1997's twelve-month income of $4,011,367, equivalent to $.64 per share. The unfavorable results are due to a 24% reduction in profits from real estate operations, on lower commercial sales volume, and a $7,600,000 downturn in profits on the sale of undeveloped real estate interests. The variance from undeveloped real estate interests is attributed to the 1997 sale of approximately 11,000 acres of the Company's western most Volusia county lands. Citrus operations, which are reported as discontinued operations due to the previously reported pending sale of the citrus division, generated an increase in profits of 77% on a 24% jump in fruit volume. Cash and cash equivalents decreased $9,102,127 during 1998. This cash outflow resulted from the payment of dividends totaling $4,460,283, equivalent to $.70 per share, $4,818,717 expended for the acquisition of property, plant, and equipment, and $2,394,727 of income taxes paid on continuing operations, while debt was reduced $2,755,460. Offsetting these cash outflows was $2,304,277 of proceeds received on sale of property, plant and equipment, $1,692,939 generated from the discontinued citrus operations, and $902,482 received on the reduction of outstanding notes receivable. The construction of the second golf course at the LPGA International mixed-use development accounted for the majority of the funds used for acquisition of property, plant, and equipment, while the sale of the shopping center in Marion County was the primary source of proceeds on the sale of property, plant and equipment.

As previously stated, the citrus division is under contract for sale with the closing scheduled on or about April 8, 1999. The contract price is $30,945,000 which will generate an after-tax gain of approximating $8,000,000. Both the sales price and gain are subject to post-closing adjustments. The cash proceeds generated from the sale will be used to fund capital expenditures with the excess funds to be invested in quality investment securities. Capital requirements for 1999 are projected at $6,000,000. Of this amount $4,800,000 is scheduled to be expended at the golf operations including the construction of the clubhouse and amenities, and $980,000 is to be spent on development work in and around the LPGA development.

The second golf course within the LPGA International development, the Arthur Hills signature "Legends" course, was opened for play on October 1, 1998. The course has received rave reviews from both the public and golf writers. The design and permitting stage for the clubhouse facilities is nearing completion, with the construction of the clubhouse anticipated to be completed by year- end 1999. With the completion of the second golf course and construction activity on the clubhouse renewed sales interest within the community is expected.

Commercial sales contract conversion to closings was slower than anticipated during 1998. The process for closing, which includes obtaining regulatory approvals and permits, has become a complicated process. Management continues to work with buyers to ensure approvals and permits are received and other requirements are met to enable the closing of contracts. Several properties are under contract for closing in 1999. These contracts, when closed, will provide significant income and cash to the Company. In addition to properties which are under contract negotiations, sales discussions continue on numerous additional properties.

Approximately 9,000 acres of Company lands were damaged by the wildfires experienced in Volusia County during the summer of 1998.
The damage was limited to timber on lands held for future development. The immediate financial impact has been minimal; although, future economic gain has been sacrificed due to earlier than planned harvesting and loss of immature trees planted in recent years which were not of sufficient size to harvest. The forestry operation is still projected to generate profits for the Company; however, the income produced will be less than anticipated before the fire damage occurred.

The Company has evaluated and identified the risks of software and hardware failure due to processing errors arising from calculations
using the Year 2000 date.    With the new structure of the Company,
the risks of these software and hardware failures is not judged to have a material effect on the Company's business, results of operations, or financial position. A plan for conversion has been established to maintain the integrity of its financial systems and ensure the reliability of its operating systems. The cost of achieving Year 2000 compliance, which includes software and hardware installation, is not expected to be material in relation to the Company's financial statements.

With the sale of the citrus operations the face of the Company will have changed. The Company will be in a strong financial position with the funds generated from the sale of the citrus operations and a debt
level below $11 million.   Management can now focus its entire efforts
on the real estate business and in particular the lands in and around the LPGA International project and Interstate 95 in the Daytona Beach and Ormond Beach area.

                 COMMON STOCK PRICES AND DIVIDENDS


The Company's common stock trades on the American Stock Exchange
(AMEX) under the symbol CTO. The Company has paid dividends annually on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends paid (on a semi-annual basis) over the five years ended December 31, 19987.

                                1994     $.35
                                1995     $.45
                                1996     $.55
                                1997     $.65
                                1998     $.70

Indicated below are high and low sales prices for the quarters of the last two fiscal years. All quotations represent actual transactions.


                              1998                     1997
                          -------------            --------------
                          $         $               $         $
First Quarter           21-5/8    17               17-5/8   16-1/2
Second Quarter          19-1/4    17-1/8           17-1/4   15-1/2
Third Quarter           17-5/8    11-1/2           24-1/4   16-3/8
Fourth Quarter          14-3/4    11-7/8           25       17-5/8




Approximate number of shareholders of record as of
December 31, 1998without regard to shares held in nominee or
street name):       250

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



Tampa, Florida
March 22, 1999