Form 10-Q
period 1999-03-31
CONSOLIDATED TOMOKA LAND CO
filed 1999-05-05
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

        X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       ___     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999

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


 Class of Common Stock                                      Outstanding
                                                           April 30, 1999
   $1.00 par value                                            6,371,833

                                  CONSOLIDATED-TOMOKA LAND CO.

                                        INDEX

                                                            Page No.



PART I - FINANCIAL INFORMATION

       Consolidated Condensed Balance Sheets -
            March 31, 1999 and December 31, 1998                3

       Consolidated Condensed Statements of Income and
         Retained Earnings - Three Months Ended
         March 31, 1999 and 1998                                4
       Consolidated Condensed Statements of Cash Flows -
         Three Months Ended March 31, 1999 and 1998             5

       Notes to Consolidated Condensed Financial Statements     6-9

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    10-13

PART II -- OTHER INFORMATION                                    14

SIGNATURES                                                      15

                        PART I -- FINANCIAL INFORMATION

                         CONSOLIDATED-TOMOKA LAND CO.
                    CONSOLIDATED CONDENSED BALANCE SHEETS



                                                      (Unaudited)
                                                        March 31,    December 31,
                                                          1999          1998
                                                      ---------    ------------
ASSETS
Cash & Cash Equivalents                               $   393,824    $   283,200
Investment Securities                                   1,173,333      1,191,390
Notes Receivable                                        9,387,812      9,115,868
Real Estate Held for Development and Sale              13,528,871     13,597,967
Deferred Income Taxes                                   1,826,761      1,826,761
Refundable Income Taxes                                        --        285,199
Net Investment in Direct Financing Lease                  520,284        542,123
Other Assets                                            1,315,282      1,111,871
Net Assets of Discontinued Citrus Operations           14,372,222     14,792,453
Property, Plant, and Equipment - Net                    7,445,900      7,354,619
                                                       ----------     ----------
     TOTAL ASSETS                                     $49,964,289    $50,101,451
                                                       ==========     ==========

LIABILITIES
Accounts Payable                                      $    42,982    $   292,646
Notes Payable                                          11,512,340     10,742,063
Accrued Liabilities                                     4,865,702      4,368,464
Income Taxes Payable                                      218,755             --
                                                       ----------     ----------
     TOTAL LIABILITIES                                 16,639,779     15,403,173
                                                       ----------     ----------
SHAREHOLDERS' EQUITY
Common Stock                                            6,371,833      6,371,833
Additional Paid-in Capital                              3,793,066      3,793,066
Retained Earnings                                      23,159,611     24,533,379
                                                       ----------     ----------
     TOTAL SHAREHOLDERS' EQUITY                        33,324,510     34,698,278
                                                       ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $49,964,289    $50,101,451
                                                       ==========     ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                         	CONSOLIDATED-TOMOKA LAND CO.
	          CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                           (Unaudited)
                                                         Three Months Ended
                                                      ---------------------------
                                                     	March 31,      	March 31,
                                                        1999             1998
                                                      ---------       -----------
INCOME:

  Real Estate Operations:
    Sales and Other Income                          $  1,287,026     $  1,376,649
    Costs and Expenses                               ( 1,142,128)     (   931,554)
                                                      ----------       ----------
                                                         144,898          445,095
                                                      ----------       ----------
  Profit on Sales of Undeveloped
    Real Estate Interests                                  3,500           96,415
                                                      ----------       ----------
  Interest and Other Income                              197,010          257,473
                                                      ----------       ----------

General and Administrative Expenses                  (   990,206)     (   840,550)
                                                      ----------       ----------

Loss From Continuing Operations Before
 Income Taxes                                        (   644,798)     (    41,567)
Income Taxes                                             250,575           24,841
                                                      ----------       ----------
Loss From Continuing Operations                      (   394,223)     (    16,726)

Income From Discontinued Citrus Operations,
 Net of Tax                                            1,250,597          446,877
                                                      ----------        ---------
Net Income                                               856,374          430,151
Retained Earnings, Beginning of Period                24,533,379       27,689,548
Dividends                                            ( 2,230,142)     ( 2,230,142)
                                                      ----------       ----------
Retained Earnings, End of Period                     $23,159,611      $25,889,557
                                                      ==========       ==========
PER SHARE INFORMATION:
 Basic and Diluted
 Loss From Continuing Operations                    $     (0.06)              --

 Income From Discontinued Citrus Operations         $      0.19      $      0.07
                                                      ----------        ---------
 Net Income                                         $      0.13      $      0.07
                                                      ==========        =========
Dividends                                           $      0.35      $      0.35
                                                      ==========        =========

See accompanying Notes to Consolidated Condensed Financial Statements.

                             	CONSOLIDATED-TOMOKA LAND CO.
                      	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                            (Unaudited)
                                                          Three Months Ended
                                                      --------------------------
                                                      March 31,         March 31,
                                                         1999              1998
                                                      ---------         ---------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income                                        $   856,374      $   430,151

   Adjustments to Reconcile Net Income to
    Net Cash Provided by (Used In)Operating
    Activities:
    Discontinued Citrus Operations                    (1,250,597)       ( 446,877)
    Depreciation and Amortization                         63,700           38,739
    Gain on Sale of Property, Plant and Equipment     (   10,305)       (  17,507)

  (Increase) Decrease in Assets:
    Notes Receivable                                  (  271,944)         100,545
    Real Estate Held for Development                      69,096       (  289,408)
    Other Assets                                      (  203,411)      (  197,975)

  (Decrease) Increase in Liabilities:
    Accounts Payable                                  (  249,664)         161,406
    Accrued Liabilities                                  497,238          690,513
    Income Taxes Payable and Refundable                  503,954       (1,871,903)
                                                       ---------        ---------
    Net Cash Provided By (Used In) Operating
     Activities                                            4,441       (1,402,316)
                                                       ---------        ---------
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant, and Equipment       (   165,559)     ( 2,054,816)
 Net Decrease (Increase) in Investment Securities         18,057      ( 4,048,524)
 Direct Finance Lease                                     21,839           20,166
 Proceeds from Sale of Property, Plant and Equipment      20,883           17,507
 Cash from Discontinued Citrus Operations              1,670,828          922,388
                                                       ---------        ---------
   Net Cash Provided by (Used In) Investing
    Activities                                         1,566,048      ( 5,143,279)
                                                       ---------        ---------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable                           2,443,000               --
 Payments on Notes Payable                           ( 1,672,723)     (    94,529)
 Dividends Paid                                      ( 2,230,142)     ( 2,230,142)
                                                       ---------        ---------
  Net Cash Used in Financing Activities              ( 1,459,865)     ( 2,324,671)
                                                       ---------        ---------
Net Increase (Decrease) In Cash and
 Cash Equivalents                                        110,624      ( 8,870,266)
Cash and Cash Equivalents at Beginning of Period         283,200        9,385,327
                                                       ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   393,824      $   515,061
                                                       =========        =========

See accompanying Notes to Consolidated Condensed Financial Statements.

   	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Principles of Interim Statements. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The information presented in the unaudited consolidated condensed financial statements reflects all adjustments which are, in the opinion of the management, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated condensed format is designed to be read in conjunction with the last annual report. For further information refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

       The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

2. Discontinued Citrus Operations. On April 7, 1999 the Company completed the sale of its citrus operations at a price approximating $30,945,000. The gain on the transaction will be recognized in the second quarter of 1999. The results of the citrus operations have been reported separately as discontinued operations in the Consolidated Statements of Income. Prior year consolidated financial statements have been restated to present citrus operations as discontinued operations. The assets and liabilities associated with the citrus operations as of March 31, 1999 and December
       31, 1998 have been presented separately on the consolidated balance sheets as "Net Assets of Discontinued Citrus Operations." Summary financial information of the citrus operations is as follows:


                                              Three Months Ended
                                            ----------------------
                                            March 31,      March 31,
                                              1999           1998
                                           ---------      ---------
Revenues from Discontinued Citrus
  Operations                              $5,157,513      $4,573,379
                                           =========      ==========
Income from Discontinued Citrus
 Operations Before Tax                     2,005,126         716,494
Income Tax Expense from Discontinued
 Citrus Operations                       (   754,529)     (  269,617)
                                          ----------       ---------
Net Income from Discontinued
 Citrus Operations                        $1,250,597       $ 446,877
                                           =========       =========

3. Seasonal Operations. The Company's citrus operations, which are reported as discontinued citrus operations, involve a single-crop agricultural commodity and are seasonal in nature. To a lesser extent, real estate operations including forestry and golf activities are seasonal in nature. Accordingly, results for the three months ended March 31, 1999 and 1998 are not necessarily indicative of results to be expected for the full year. Results of operations for the twelve months ended March 31,1999 and 1998 are summarized as follows (in thousands):


                                          Twelve Months Ended March 31,
                                 ------------------------------------------------
                                         1999                      1998
                                 ------------------------------------------------
                                 Revenues     Income      Revenues       Income
                                 --------  ------------   --------    -----------
     Real Estate Operations      $ 6,299     $ 1,221     $ 5,940         $2,393
     General Corporate & Other       763      (1,705)      9,147          3,258
                                  ------       -----      ------          -----
       Total Revenues            $ 7,062                 $15,087
                                  ======                  ======
     Income (Loss) From
      Continuing Operations
      Before Income Taxes                     (  484)                     5,651
     Income Taxes                                207                     (2,018)
                                               -----                      -----
     Net Income (Loss) From
      Continuing Operations                   (  277)                     3,633
     Income From Discontinued Citrus
      Operations, Net of Tax                   2,007                        582
                                              ------                     ------
     Net Income                               $1,730                     $4,215
                                              ======                     ======


4. Common Stock and Earnings Per Common Share. Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are determined based on assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

                                           Three Months Ended
                                      ---------------------------
                                      March 31           March 31
                                        1999               1998
                                      ---------          --------
Income Available to Common
 Shareholders:
 Loss from Continuing Operations      $( 394,223)      $( 16,726)

 Income from Discontinued Citrus
   Operations                          1,250,597         446,877
                                       ---------        --------
 Net Income                              856,374         430,151
                                       =========        ========

Weighted Average Shares Outstanding    6,371,833       6,371,833

Common Shares Applicable to Stock
 Options Using the Treasury Stock
 Method                                    7,150          26,759
                                       ---------        ---------

Total Shares Applicable to Diluted
 Earnings Per Share                   $6,378,983      $6,398,592
                                       =========       =========

Basic and Diluted Earnings
 Per Share:

  Loss from Continuing Operations        ($0.06)           $0.00
  Income from Discontinued
    Citrus Operations                     $0.19            $0.07
                                      ---------        ---------
  Net Income                              $0.13            $0.07
                                      =========        =========

5.  Notes Payable.  Notes payable consist of the following:

                                               March 31, 1999
                                     ------------------------------------
                                                              Due Within
                                      Total                    One Year
                                     ------------------------------------
    $ 7,000,000 Line of Credit       $   959,000             $  959,000
     Mortgage Notes Payable           10,040,386                221,689
     Industrial Revenue Bond             512,954                 63,289
                                      -----------              --------
                                     $11,512,340             $1,243,978
                                      ==========              =========



Payments applicable to reduction of principal amounts will be required as follows:



     Year Ending March 31,
     ---------------------


     2000                      $ 1,243,978
     2001                          409,249
     2002                          453,634
     2003                        8,065,999
     2004                          123,854
     Thereafter                  1,215,626
                                ----------
                               $11,512,340
                                ==========

In the first three months of 1999 interest totaled
$232,587 of which none was capitalized to land held for development and sale. Total interest for the three months ended March 31, 1998 was $291,816 of which $161,947 was capitalized to land held for development and sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The Management's Discussion and Analysis is designed to be read in conjunction with the financial statements and Management's Discussion and Analysis in the last annual report.

RESULTS OF OPERATIONS

Real Estate Operations

Profits from real estate operations fell 67% for the first three months of 1999 when compared to the prior year. This decline can primarily be attributed to a 72% reduction in profits from forestry operations combined with a 37% decrease in profits generated from golf operations. The lack of harvestable timber due to the fires experienced last summer, coupled with depressed pricing resulted in a 65% reduction in forestry revenues to $97,000 as profits fell to $73,000. The 12% rise in golf revenues, generated on a 9% increase in rounds played, was not enough to offset the additional maintenance expense associated with the second golf course, which opened in the fourth quarter 1998. Income from golf operations totaled $175,000 during 1999's first quarter. Commercial real estate sold for both periods totaled 5 acres with gross profits realized of $86,000 and $60,000 for the first quarter of 1999 and 1998, respectively.

General, Corporate and Other

The release of surface entry rights on one acre generated $3,500 during 1999's first quarter. This compares unfavorably to the $96,415 realized on the release of surface entry rights on 2,332 acres during 1998's first three month period. Interest and other income declined 23% to $197,000 as interest earned on investment securities was reduced on lower investable funds. General and administrative expenses rose 18% as there was no capitalization of interest or other overhead costs to the LPGA International development and golf course during the first quarter of 1999. In the prior year when the golf course was under construction certain general and administrative expenses were capitalized. This increase is offset to some extent by a reduction in expense associated with stock options, as the price of the Company's stock remained relatively constant during the period.

Discontinued Citrus Operations

During the first three months of 1999 citrus operations posted profits of $2,005,000 before tax, representing a 180% rise when compared to 1998's first period profits totaling $716,000.
Revenues increased 13% during the period, despite a 24% reduction in fruit harvested and sold. A total of 422,000 boxes were sold for the first quarter of 1999 compared to 555,000 boxes of fruit sold for 1998's same period. Average fruit pricing jumped 48%, primarily on the strength of fresh fruit pricing. The rise in pricing was achieved due to significantly lower state crop for the 1998-1999 season, along with the impact of the freeze experienced in California during late 1998. Production and selling expenses dropped 18% on the lower fruit volume.

FINANCIAL POSITION

Net income for the first quarter of 1999 totaled $856,374, equivalent to $.13 per share and represents a 99% increase in profits over 1998's three month profit of $430,151, equivalent to $.07 per share. The favorable results in profits are attributable to a 180% rise from citrus profits before tax to $2,005,126, with real estate operations income dropping 67% to $144,898. Cash and cash equivalents increased $110,000 for the period after the payment of dividends totaling $2,230,000, equivalent to $.35 per share.
Cash used to pay these dividends was generated from citrus operations, along with borrowings on the existing line-of-credit.
Capital expenditures during the period totaled $165,000 and consisted of design of the clubhouse at the LPGA International development and forestry tree planting. Capital requirements for the remainder of 1999 approximate $5,000,000 and consist primarily of the design and construction of the clubhouse facility. These expenditures will be funded through existing cash and investments on hand.

As previously reported, on April 7, 1999 the Company completed the sale of its citrus business, Lake Placid Groves. The sale at a price of $30,945,000, subject to post closing adjustments, was paid substantially in cash and resulted in an approximate gain of $8,000,000 after income taxes. This gain will be recognized in the second quarter of 1999. The cash proceeds generated on the sale will be used to fund capital expenditures with excess funds to be invested in high quality investment securities.

Site work on the clubhouse facilities has commenced. Construction will take place in two phases. The first phase consists of a parking area and cart barn. Construction on this phase is underway.
The second phase, which consists of the clubhouse building and amenities, is in the latter stages of the design phase and is anticipated to be under construction during the third quarter of 1999, with completion by year end. Completion of these facilities will be a significant addition to the community and is anticipated to substantially enhance the sales efforts.

Sales activity on commercial properties is relatively strong. Contracts are in place on several parcels of land which will generate significant cash and earnings later in the year if successfully closed. Additionally, negotiations are taking place on several other properties.

The Company has evaluated and identified the risks of software and hardware failure due to processing errors arising from the year 2000 date. The risk of these software and hardware failures is not judged to have a material affect on the Company's business, results of operations, or financial position. The Company has a plan in place for conversion and is in the midst of carrying-out this plan. The plan, the cost of which is not material in relation to the Company's financial position, will be completed well before year end.

With the sale of its citrus operations, the Company is now solely in the real estate business. Management is now focusing its entire efforts on adding value to Company lands by originating development plans and establishing development rights, while recognizing this increased value through sales to site specific developers.

                              PART II -- OTHER INFORMATION


Item 1.     Legal Proceedings

            There are no material pending legal proceedings to which the Company or its subsidiaries is a party.

Item 2 through 3

            Not Applicable


Item 4.     Submission of matters to a vote of security holders.

            The annual meeting of Shareholders was held April 15, 1999 and the following votes were received for each of the three nominees for Class II directors:

                                                        Number of
                    Number of        Number of Votes      Votes
Nominee             votes for           Withheld        Abstaining

Robert F. Lloyd      6,139,942           1,882           17,200
William H. McMunn    6,139,142           2,682           17,200
Bruce W. Teeters     6,138,842           2,982           17,200

Item 5.     Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

            (a)    Exhibits:

             Exhibit 11 - Incorporated by Reference on Page 8 of this
                          10-Q report.

             Exhibit 27 - Financial Data Schedule

            (b)   Reports on Form 8-K
            A Form 8-K under Item 5 "Other Events", dated March 5, 1999 was filed. The report dealt with the removal of contingencies and the moving forward towards closing on the sale of the citrus business.

            A Form 8-K under Item 2 "Acquisition or Disposition of Assets", dated April 22, 1999 was filed. The report dealt with the closing of the sale of the citrus business, including pro forma financial statements.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             CONSOLIDATED-TOMOKA LAND CO.
                                                    (Registrant)



Date:   May 5, 1999                        By:/s/ Bob D. Allen
                                             ----------------------------
                                              Bob D. Allen, President and
                                              Chief Executive Officer



Date:   May 5, 1999                        By:/s/ Bruce W. Teeters
                                             ----------------------------
                                              Bruce W. Teeters, Senior
                                              Vice President - Finance
                                              and Treasurer