Form 10-Q
period 1999-06-30
CONSOLIDATED TOMOKA LAND CO
filed 1999-08-11
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    Form 10-Q


               X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ____    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1999

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

                                     Yes   X           No
                                         _____        _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                              Outstanding
          Class of Common Stock                             August 1, 1999

           $1.00 par value                                    6,371,833

                              CONSOLIDATED-TOMOKA LAND CO.

                                         INDEX

                                                          Page No.

PART I - - FINANCIAL INFORMATION

     Consolidated Condensed Balance Sheets -
       June 30, 1999 and December 31, 1998                    3

     Consolidated Condensed Statements of Income and
     Retained Earnings - Three Months Ended and
       Six Months Ended June 30, 1999 and 1998                4

     Consolidated Condensed Statements of Cash Flows -
       Six Months Ended June 30, 1999 and 1998                5

     Notes to Consolidated Condensed Financial Statements   6-9

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                10-13

PART II -- OTHER INFORMATION                                 14

SIGNATURES                                                   15

                               PART I -- FINANCIAL INFORMATION

                                 CONSOLIDATED-TOMOKA LAND CO.
                              CONSOLIDATED CONDENSED BALANCE SHEETS

CAPTION

                                                    (Unaudited)
                                                      June 30,     December 31,
                                                        1999           1998
                                                     ----------   -------------
ASSETS
Cash & Cash Equivalents                             $ 3,500,819     $   283,200
Investment Securities                                26,974,676       1,191,390
Notes Receivable                                     10,787,752       9,115,868
Real Estate held for Development and Sale            15,012,862      13,597,967
Deferred Income Taxes                                 1,826,761       1,826,761
Refundable Income Taxes                                                 285,199
Net Investment in Direct Financing Lease                498,005         542,123
Other Assets                                          1,337,438       1,111,871
Net Assets of Discontinued Citrus Operations            740,916      14,792,453
Property, Plant, and Equipment - Net                  7,682,950       7,354,619
                                                     ----------      ----------
     TOTAL ASSETS                                   $68,362,179     $50,101,451
                                                     ==========      ==========
LIABILITIES
Accounts Payable                                    $   239,805     $   292,646
Notes Payable                                        10,458,619      10,742,063
Accrued Liabilities                                   5,025,471       4,368,464
Income Taxes Payable                                  7,795,319
                                                     ----------      ----------
     TOTAL LIABILITIES                               23,519,214      15,403,173
                                                     ----------      ----------

SHAREHOLDERS' EQUITY
Common Stock                                          6,371,833       6,371,833
Additional Paid-in Capital                            3,793,066       3,793,066
Retained Earnings                                    34,678,066      24,533,379
                                                     ----------      ----------
     TOTAL SHAREHOLDERS' EQUITY                      44,842,965      34,698,278
                                                     ----------      ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $68,362,179     $50,101,451
                                                     ==========      ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                         CONSOLIDATED-TOMOKA LAND CO.
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                              (Unaudited)                (Unaudited)
                                          Three Months Ended           Six Months Ended
                                          ------------------       ----------------------
                                         June 30,     June 30,       June 30,    June 30,
                                           1999         1998           1999        1998
                                        ----------   ----------    ----------   ---------
INCOME:
   Real Estate Operations:
    Sales and Other Income             $ 5,992,136  $ 1,533,071   $ 7,279,162 $ 2,909,720
    Costs and Other Expenses           ( 1,667,480) ( 1,351,771)  ( 2,809,608)( 2,283,325)
                                        ----------   ----------    ----------  ----------
                                         4,324,656      181,300     4,469,554     626,395
                                        ----------   ----------    ----------  ----------
  Profit On Sales of Undeveloped
   Real Estate Interests                 2,028,338       17,923     2,031,838     114,338
                                        ----------   ----------    ----------  ----------
  Interest and Other Income                407,101       78,458       604,111     335,931
                                        ----------   ----------    ----------   ---------
                                         6,760,095      277,681     7,105,503   1,076,664

General and Administrative Expenses    (   878,483) (   585,789)  ( 1,868,689) (1,426,339)
                                        ----------    ---------    ----------  ----------
Income (Loss) From Continuing Operations
  Before Income Taxes                    5,881,612   (  308,108)    5,236,814 (   349,675)

Income Taxes                           ( 2,222,817)     119,219   ( 1,972,242)    144,060
                                        ----------    ---------    ----------  ----------
Net Income (Loss) From Continuing
 Operations                              3,658,795   (  188,889)    3,264,572  (  205,615)
Income From Discontinued Citrus
 Operations, Net of Tax                  7,859,660      409,887     9,110,257     856,764
                                        ----------    ---------    ----------   ---------
Net Income                              11,518,455      220,998    12,374,829     651,149
Retained Earnings, Beginning of Period  23,159,611   25,889,557    24,533,379  27,689,548
Dividends                                       --           --   ( 2,230,142)( 2,230,142)
                                        ----------   ----------    ----------  ----------
Retained Earnings, End of Period       $34,678,066  $26,110,555   $34,678,066 $26,110,555
                                        ==========   ==========    ==========  ==========
PER SHARE INFORMATION:
 Basic and Diluted
 Income (Loss) from Continuing
  Operations                           $       .57 $       (.03)  $       .51 $      (.03)
 Income From Discontinued Citrus
  Operations, Net of Tax               $      1.24  $       .06   $      1.43 $       .13
                                        ----------   ----------    ----------   ---------
 Net Income                            $      1.81 $        .03   $      1.94 $       .10
                                        ==========   ==========    ==========   =========
 Dividends Per Share                   $       --  $        --    $       .35  $      .35
                                        ==========   ==========    ==========  ==========
See accompanying Notes to Consolidated Condensed Financial Statements.
                                      4

                         CONSOLIDATED-TOMOKA LAND CO.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                            (Unaudited)
                                                          Six Months Ended
                                                       ----------------------
                                                       June 30,      June 30,
                                                        1999           1998
                                                      --------      --------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income                                        $ 12,374,829   $  651,149
Adjustments to Reconcile Net Income to Net Cash
  Provided by(Used In) Operating Activities:
  Discontinued Citrus Operations                    ( 9,110,257)   ( 856,764)
  Depreciation and Amortization                         126,452       96,684
  Gain on Sale of Property, Plant and Equipment      (   10,305)     136,445
(Increase) Decrease in Assets:
  Notes Receivable                                   (1,671,884)     202,471
  Real Estate Held for Development and Sale          (1,414,895)   ( 201,155)
  Other Assets                                       (  225,567)   (  10,356)
(Decrease) Increase in Liabilities:
  Accounts Payable                                    (  52,841)   ( 575,201)
  Accrued Liabilities                                   657,007      995,013
  Income Taxes Payable and Refundable                 8,080,518   (2,413,824)
                                                      ---------    ---------
 Net Cash Provided by (Used In) Operating Activities  8,753,057   (1,975,538)
                                                      ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of Property, Plant, and Equipment     (   465,361)  (3,827,611)
  Net Increase in Investment Securities             (25,783,286)  (1,840,946)
  Direct Financing Lease                                 44,118       40,738
  Proceeds from Sale of Property, Plant,
    and Equipment                                        20,883    2,282,494
  Cash from Discontinued Citrus Operations           23,161,794    1,371,257
                                                     ----------   ----------
  Net Cash Used In Investing Activities             ( 3,021,852)  (1,974,068)
                                                     ----------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from Notes Payable                         2,469,000      300,000
  Payments on Notes Payable                         ( 2,752,444)  (2,971,888)
  Dividends Paid                                    ( 2,230,142)  (2,230,142)
                                                      ---------    ---------
    Net Cash Used in Financing Activities           ( 2,513,586)  (4,902,030)
                                                      ---------    ---------
Net Increase (Decrease) In Cash and
  Cash Equivalents                                    3,217,619   (8,851,636)
Cash and Cash Equivalents at Beginning of Period        283,200    9,385,327
                                                      ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 3,500,819  $   533,691
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

   2. Discontinued Citrus Operations. On April 7, 1999 the Company completed the sale of its citrus operations at a price approximating $30,945,000. The gain on the transaction was recognized in the second quarter of 1999. The results of the citrus operations have been reported separately as discontinued operations in the Consolidated Statements of Income. Prior year consolidated financial statements have been restated to present citrus operations as discontinued operations. Remaining assets and liabilities associated with the citrus operations as of June 30, 1999 and December
         31, 1998 have been presented separately on the consolidated balance sheets as "Net Assets of Discontinued Citrus Operations." Summary financial information of the citrus operations is as follows:

                                       Three Months Ended             Six Months Ended
                                     ----------------------         -------------------
                                      June  30,      June 30,       June 30,     June 30,
                                       1999           1998           1999         1998
                                     ---------      ---------      ----------   ---------
Revenues from Discontinued Citrus
  Operations                        $ 235,658      $2,974,679      $5,393,171   $7,548,058
                                    =========      ==========      ==========   ==========
Income from Discontinued Citrus
 Operations Before Tax                201,314         657,185       2,206,440    1,373,679
Income Tax Expense from Discontinued
 Citrus Operations                (    75,754)     (  247,298)     (  830,283) (   516,915)
Gain on Sale of Citrus Operations
 (Net of Income Tax of $4,666,253)  7,734,100             --        7,734,100
                                    ---------       ---------       ---------   ----------
Net income from Discontinued
Citrus Operations                 $ 7,859,660     $   409,887      $9,110,257   $ 856,764
                                   ==========       =========       =========   =========

3. Seasonal Operations. The Company's citrus operations, which are reported as discontinued citrus operations, involve a single-crop agricultural commodity and are seasonal in nature. To a lesser extent, real estate operations including forestry and golf activities are seasonal in nature. Accordingly, results for the or the six months ended June 30, 1999 and 1998 are not necessarily indicative of results to be expected for the full year. Results of operations for the twelve months ended
       June 30,1999 and 1998 are summarized as follows (in thousands):

                                          Twelve Months Ended June 30,
                                 ------------------------------------------------
                                         1999                      1998
                                 ------------------------------------------------
                                 Revenues     Income      Revenues       Income
                                 --------  ------------   --------    -----------
     Real Estate Operations      $10,758     $ 5,365     $ 5,998         $1,849
     General Corporate & Other     3,102         341       8,696          2,986
                                  ------       -----      ------          -----
       Total Revenues            $13,860                 $14,694
                                  ======                  ======
     Income From
      Continuing Operations
      Before Income Taxes                      5,706                      4,835
     Income Taxes                             (2,135)                    (1,748)
                                               -----                      -----
     Net Income From
      Continuing Operations                    3,571                      3,087
     Income From Discontinued Citrus
      Operations, Net of Tax                   9,457                        833
                                              ------                     ------
     Net Income                              $13,028                     $3,920
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




                                        Three Months Ended             Six Months Ended
                                  ---------------------------    ------------------------
                                    June 30,          June 30,     June 30,        June 30,
                                     1999               1998        1999            1998
                                   ---------          --------    ---------      ---------
Income Available to Common
 Shareholders:
 Income (Loss) from Continuing
  Operations                      $ 3,658,795        $(188,889)    $ 3,264,572  $(205,615)

 Income from Discontinued Citrus
   Operations                       7,859,660          409,887       9,110,257    856,764
                                    ---------         --------      ---------     --------
 Net Income                       $11,518,455        $ 220,998     $12,374,829  $ 651,149
                                   ==========         ========      ==========    =======

Weighted Average Shares
  Outstanding                       6,371,833        6,371,833       6,371,833   6,371,833

Common Shares Applicable to Stock
 Options Using the Treasury Stock
 Method                                 6,396           25,971           6,775      90,159
                                    ---------        ---------      ----------   ---------
Total Shares Applicable to Diluted
 Earnings Per Share                 6,378,229        6,397,804       6,378,608   6,461,992
                                    =========        =========      ==========   =========

Basic and Diluted Earnings
 Per Share:
 Income (Loss)from Continuing
  Operations                            $0.57           ($0.03)          $0.51      ($0.03)
  Income from Discontinued
    Citrus Operations                   $1.24            $0.06           $1.43       $0.13
                                      -------        ---------      ----------   ---------
  Net Income                            $1.81            $0.03           $1.94       $0.10
                                      =======        =========      ==========   =========


5. The Company accounts for Investment Securities under Statement of Financial Accounting Standards No. 115, "Accounting for
    Certain Investment in Debt and Equity Securities." This standard requires classification of the investment portfolio into three categories: held to maturity, trading and available for sale. All investment securities as of June 30, 1999 and December 31, 1998 are classified as held to maturity. The increase in investment securities during the six month period was due to the proceeds received on the sale of the citrus operations.

6.  Notes Payable.  Notes payable consist of the following:

                                               June 30, 1999
                                    -------------------------------------
                                                              Due Within
                                      Total                    One Year
                                    ------------------------------------

    $ 7,000,000 Line of Credit       $        --              $      --
     Mortgage Notes Payable            9,968,092                468,418
     Industrial Revenue Bond             490,527                131,088
                                      -----------              --------
                                     $10,458,619              $ 599,506
                                      ==========              =========


Payments applicable to reduction of principal amounts will be required as follows:





      Year Ending June 30,
      -------------------
      2000                       $   599,506
      2001                           453,634
      2002                         8,065,999
      2003                           123,854
      2004                            15,626
      Thereafter                   1,200,000
                                  ----------
                                 $10,458,619
                                  ==========



   In the first six months of 1999, interest totaled $457,817 of which none was capitalized. Total interest for the six months ended June 30, 1998 was $402,410, of which $346,042 was capitalized to land held for development and sale and property, plant and equipment.

   MANAGEMENT'S DISCUSSION AND ANALYSIS

   The Managements's Discussion and Analysis is designed to be read in conjunction with the financial statements and Management's
   Discussion and Analysis in the last annual report.

   RESULTS OF OPERATIONS

   Real Estate Operations

   Real estate operations posted profits of $4,324,656 for 1999's second period. These profits represent a substantial improvement in profits compared to the $181,300 recorded in 1998's same period. This significant increase was provided by the sale of 141 acres of commercial property during 1999's second quarter, which generated $4,700,000 in gross profits. This compares to gross profits realized of $210,000 on the sale of 6 acres during 1998's same period. Offsetting this increase were downturns in results from golf and forestry activities. Although revenues from golf operations increased 22% with the addition of the new golf course, expenses increased 51% due primarily to additional golf course maintenance expense. This resulted in a net $160,000 negative profit impact. Forestry profits fell $135,000 for the period on a 90% reduction in revenues due to the lack of harvestable Company timber, as a result of the wildfires experienced the summer of 1998, and depressed pricing.

   For the six months ended June 30, 1999 commercial sales volume again favorably impacted profitability, with the sale of 146 acres producing gross profits totaling $4,780,000. During 1998's first six month period gross profits of $260,000 were realized on the sale of 11 acres of commercial property. Overall profits from real estate operations for the six month period jumped over seven-fold to $4,469,554 compared to prior year profits totaling $626,395. Golf and forestry activities also had unfavorable impacts on the six month results, with profits from golf falling $265,000 and forestry's profits decreasing $320,000. Golf revenues increased 16% on increased play due to the addition of the second course, while expenses rose 44% due to the additional maintenance costs. Forestry revenues declined 74% due to a shortage of harvestable timber and depressed pricing.


   General, Corporate and Other

   Profits on the sale of undeveloped real estate interests totaled $2,028,338 and $2,031,838 for 1999's second quarter and six months, respectively. These profits were generated on the sale of 100 acres of land in Volusia County along with a small amount of profit from the release of subsurface interests during each of the periods. This compares to the $17,923 and $114,338 realized for the second quarter and first six months of 1998, respectively, on the sale of 3,011 acres of subsurface interests during the six month period.

   Interest and other income climbed dramatically in the second quarter of 1999 to $407,101 compared to prior year's same period earnings of $78,458, while increasing 80% for the six month period to $604,111. Interest and other income earned for the first six months of 1998 totaled $335,931. The increase for both periods is a combination of increased investment earnings, primarily the result of higher investable funds from the proceeds received on the sale of the citrus operation, and an approximate $80,000 loss recorded on the June 1998 sale of the Forest Center shopping retail shopping center.

   General and administrative costs rose 50% and 31% for the second period and six months to date, respectively. This increase is primarily the result of not capitalizing interest on development and construction costs during the periods for 1999. During 1998's same periods interest and certain other costs were capitalized to the LPGA development and construction of the second golf course.

   Discontinued Citrus Operations

   On April 7, 1999 the Company consummated the sale of its citrus operations. An after tax gain of $7,734,100 was posted in the second quarter of 1999. An after tax gain from citrus operating activity during the second quarter totaled $125,560.
   This compares to the $409,887 after tax profit posted during 1998's second period on a full three months of activity. For the first six months of 1999 after tax profits totaled $1,376,157, compared to 1998's six month after tax profit of $856,764. The improved results for 1999's first six months were achieved on a 54% rise in average fruit pricing. This rise in pricing is primarily attributed to higher fresh fruit prices due to the significantly lower state crop for the 1998-1999 season, along with the impact of the freeze experienced in California during late 1998.

   FINANCIAL POSITION

   The Company earned profits of $12,374,829 during 1999's first six months, equivalent to $1.94 per share, on the closing of several significant transactions, including the sale of the citrus operations. This compares favorably to profits of $651,149, equivalent to $.10 per share, earned during 1998's same period. Commercial real estate activity provided significant gains which propelled Income from Continuing Operations to $3,264,572, equivalent to $.51 per share. During the prior year's same period a loss of $349,675, equivalent to $.03 per share was posted. The sale of the citrus operations, along with the commercial real estate activity generated an increase in cash and cash equivalents of $3,200,000 in addition to an approximate $25,800,000 increase in investment securities for the first half of 1999. Dividends totaling $2,230,000, equivalent to $.35 per share, were paid during the period.

   The Board of Directors has authorized a common stock repurchase program pursuant to which the Company would be authorized to purchase up to 25 percent of the Company's currently outstanding common stock. Repurchases will be made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. The Company currently has 6,371,833 shares outstanding. The action was taken in anticipation of the distribution of 5,000,000 Company shares by Baker Fentress and Company to its shareholders. The proceeds from the sale of the citrus operations are available for the stock repurchase program. The Board of Directors has also decided to eliminate its semi-annual dividend payment normally paid in August in order to make an equivalent amount of funds available to the stock repurchase program.

   The Company has entered into an agreement with Renar Development Company which will make them the residential and commercial developer of the LPGA International mixed-use development. Closing of the first phase, per the agreement, took place on July 28, 1999 and included 180 acres and 44 developed residential lots at a price of $5.6 million and other considerations. This transaction will be included in the third quarter financial results. Options for takedown of additional parcels have been granted for closing in three and five years. An aggressive advertising and promotional campaign has been planned by the new developer, which should significantly enhance new home sales volume.

   The real estate market continues to be relatively active.
   The Company has several parcels of land under contract for closing later in 1999, with additional parcels in negotiation or under contract for closing in future years. This contract backlog leads to near term projections of continued profitability for the Company.

   The Company has evaluated and identified the risks of software and hardware failure due to processing errors arising from the year 2000 date. The risk of these software and hardware failures is not judged to have a material affect on the Company's business, results of operation, or financial position. The
   Company's plan for conversion, of which the cost is not material, is near completion and should be completed by the end of the third quarter.

                   PART II -- OTHER INFORMATION


   Item 1.     Legal Proceedings
               There are no material pending legal proceedings to which the Company or its subsidiaries is a party.

   Items 2 through 5.
               Not Applicable


   Item 6.     Exhibits and Reports on Form 8-K

               (a)  Exhibits
                    Exhibit (11) - Incorporated by Reference on Page 8
                                   of this 10-Q report.

                    Exhibit (27) - Financial Data Schedule

               (b)  Reports on Form 8-K

                    A Form 8-K under Item 5 "Other Events" dated
                    May 10, 1999 was filed. The report dealt with the Board of Directors consideration of implementing a stock buyback program.

                    A Form 8-K under Item 5 "Other Events" dated
                    July 23, 1999 was filed. It dealt with the Board of Directors approval of a stock repurchase program.

                               SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  CONSOLIDATED-TOMOKA LAND CO.
                                         (Registrant)



   Date:  August 11,1999            By:  /s/ Bob D. Allen
                                      ---------------------
                                      Bob D. Allen
                                      President & Chief
                                      Executive Officer






   Date:  August 11, 1999            By:  /s/  Bruce W. Teeters
                                      -----------------------
                                      Bruce W. Teeters
                                      Sr. Vice President-
                                      Finance & Treasurer