Form 10-Q
period 1999-09-30
CONSOLIDATED TOMOKA LAND CO
filed 1999-11-09
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               ___      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

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

                            Yes   X               No
                                 ___                       ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                          Outstanding
             Class of Common Stock                      November 1, 1999
              _____________________                     _________________

                 $1.00 par value                             6,376,484

                   CONSOLIDATED-TOMOKA LAND CO.

                              INDEX

                                                               Page No.
                                                               ________

   PART I - - FINANCIAL INFORMATION

   Consolidated Condensed Balance Sheets -
          September 30, 1999 and December 31, 1998              3


   Consolidated Condensed Statements of Income and
          Retained Earnings - Three Months and
          Nine Months Ended September 30, 1999 and 1998         4


   Consolidated Condensed Statements of Cash Flows -
          Nine Months Ended September 30, 1999 and 1998         5

   Notes to Consolidated Condensed Financial Statements         6-9

   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   10-13

   PART II -- OTHER INFORMATION                                 14


   SIGNATURES                                                   15

                           PART I -- FINANCIAL INFORMATION

                             CONSOLIDATED-TOMOKA LAND CO.
                       CONSOLIDATED CONDENSED BALANCE SHEETS


                                                    (Unaudited)
                                                   September 30,   December 31,
                                                        1999          1998
                                                   ------------    ------------

ASSETS
Cash and Cash Equivalents                           $ 1,878,429    $   283,200
Investment Securities                                26,990,565      1,191,390
Notes Receivable                                     12,597,108      9,115,868
Real Estate Held For Development and Sale            11,611,839     13,597,967
Deferred Income Taxes                                 1,826,761      1,826,761
Refundable Income Taxes                                      --        285,199
Net Investment in Direct Financing Lease                475,277        542,123
Other Assets                                          1,379,723      1,111,871
Net Assets of Discontinued Citrus Operations                 --     14,792,453
Property, Plant, and Equipment - Net                  7,896,289      7,354,619
                                                     ----------     ----------
     TOTAL ASSETS                                   $64,655,991    $50,101,451
                                                     ==========     ==========

LIABILITIES
Accounts Payable                                    $    42,889    $   292,646
Notes Payable                                        10,361,855     10,742,063
Accrued Liabilities                                   5,816,061      4,368,464
Income Taxes Payable                                  2,488,025             --
                                                     ----------     ----------
     TOTAL LIABILITIES                               18,708,830     15,403,173
                                                     ----------     ----------

SHAREHOLDERS' EQUITY
Common Stock                                          6,376,484      6,371,833
Additional Paid-in Capital                            3,788,426      3,793,066
Retained Earnings                                    35,782,251     24,533,379
                                                     ----------     ----------

     TOTAL SHAREHOLDERS' EQUITY                      45,947,161     34,698,278
                                                     ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $64,655,991    $50,101,451
                                                     ==========     ==========

See Accompanying Notes to Consolidated Condensed Financial Statements.

                                      CONSOLIDATED-TOMOKA LAND CO.
                       CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND
                                     RETAINED EARNINGS

                                            (Unaudited)                 (Unaudited)
                                        Three Months Ended           Nine Months Ended
                                       --------------------------   --------------------------
                                       September 30, September 30,  September 30, September 30,
                                           1999          1998           1999          1998
                                       ------------  ------------   ------------  ------------
INCOME:
  Real Estate Operations:
    Sales and Other Income             $ 6,381,248  $ 1,515,308   $13,660,410 $ 4,425,028
    Costs and Other Expenses           ( 4,517,593) (   792,639)  ( 7,327,201) (3,075,964)
                                        ----------   ----------    ----------   ----------
                                         1,863,655      722,669     6,333,209   1,349,064
                                        ----------   ----------    ----------   ----------
  Profit On Sales of Undeveloped
    Real Estate Interests                   67,476       10,385     2,099,314      124,723
                                        ----------   ----------    ----------   ----------
  Interest and Other Income                574,373      242,622     1,178,484      578,553
                                        ----------   ----------    ----------   ----------
                                         2,505,504      975,676     9,611,007    2,052,340

GENERAL AND ADMINISTRATIVE EXPENSES    (   868,726) (   596,427)  ( 2,737,415) ( 2,022,766)
                                        ----------   ----------    ----------   ----------
INCOME FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES          1,636,778      379,249     6,873,592       29,574

INCOME TAXES                           (   491,463) (   144,196)  ( 2,463,705) (       136)
                                        ----------   ----------    ----------   ----------
NET INCOME FROM CONTINUING OPERATIONS    1,145,315      235,053     4,409,887       29,438
INCOME (LOSS) FROM DISCONTINUED
 CITRUS OPERATIONS, NET OF TAX         (    41,130) (   307,738)    9,069,127      549,026
                                        ----------   ----------    ----------   ----------
NET INCOME (LOSS)                        1,104,185  (    72,685)   13,479,014      578,464
RETAINED EARNINGS, Beginning of Period  34,678,066   26,110,555    24,533,379   27,689,548
DIVIDENDS                                           ( 2,230,142)  ( 2,230,142) ( 4,460,284)
                                        ----------   ----------    ----------   ----------
RETAINED EARNINGS, End of Period       $35,782,251  $23,807,728   $35,782,251  $23,807,728
                                        ==========   ==========    ==========   ==========
PER SHARE INFORMATION:
 Basic and Diluted
 Income From Continuing Operations           $ .19        $ .03          $.70         $ --
 Income (Loss) From Discontinued
   Citrus Operations                         $(.01)       $(.04)        $1.42         $.09
                                         ---------    ---------     ---------    ---------
 Net Income (Loss)                           $ .18        $(.01)        $2.12         $.09
                                        ==========   ==========    ==========   ==========
 DIVIDENDS PER SHARE                            --        $ .35          $.35         $.70
                                        ==========   ==========    ==========   ==========

See Accompanying Notes to Consolidated Condensed Financial Statements.

                                   CONSOLIDATED-TOMOKA LAND CO.
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                          (Unaudited)
                                                       Nine Months Ended
                                                   ----------------------------
                                                   September 30,  September 30,
                                                        1999           1998
                                                   -------------  -------------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income                                          $13,479,014     $   578,464
  Adjustments to Reconcile Net Income
    to Net Cash (Used In) Provided by
    Operating Activities:
  Discontinued Citrus Operations                     ( 9,069,127)     (  549,026)
  Depreciation and Amortization                          178,944         108,842
  Gain on Sale of Property, Plant and Equipment      (     9,947)        136,524


  (Increase) Decrease in Assets:
   Notes Receivable                                  ( 3,481,240)     (  86,486)
   Real Estate Held for Development                    1,986,128      ( 461,694)
   Other Assets                                      (   267,852)     ( 393,486)
  (Decrease) Increase in Liabilities:
   Accounts Payable                                  (   249,757)    (  265,787)
   Accrued Liabilities                                 1,447,597      1,594,214
   Income Taxes Payable and Refundable                 2,773,224     (2,844,822)
                                                      ----------      ---------
    Net Cash Provided By (Used In) Operating
     Activities                                        6,786,984     (2,183,257)
                                                      ----------      ---------
CASH FLOW FROM INVESTING ACTIVITIES:
   Acquisitions of Property, Plant and Equipment     (   731,539)    (4,536,801)
   Net Increase in Investment Securities             (25,799,175)    (  159,031)
   Direct Financing Lease                                 66,846         61,724
   Proceeds from Sale of Property, Plant
     and Equipment                                        20,883      2,282,868
   Cash from Discontinued Citrus Operations           23,861,580        698,712
                                                      ----------      ---------
   Net Cash Used In Investing Activities             ( 2,581,405)    (1,652,528)
                                                      ----------      ---------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from Notes Payable                         2,469,000      2,257,000
   Payments on Notes Payable                          (2,849,208)    (3,210,741)
   Dividends Paid                                     (2,230,142)    (4,460,284)
                                                       ---------      ---------
   Net Cash Used in Financing Activities              (2,610,350)    (5,414,025)
                                                       ---------      ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 1,595,229     (9,249,810)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           283,200      9,385,327
                                                      ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 1,878,429    $   135,517
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


   2. Discontinued Citrus Operations. On April 7, 1999, the Company completed the sale of its citrus operations at a price approximating $30,945,000. A gain of $7,692,970, net of income taxes, was recognized on the transaction, with an additional $1,376,157 earned from operating activities, net of income taxes. The results of the citrus operations have been reported separately as discontinued operations in the Consolidated Statements of Income. Prior year consolidated financial statements have been restated to present citrus operations as discontinued operations. There were no remaining assets or liabilities of the operations as of September 30, 1999. Remaining assets and liabilities associated with the citrus operations as of December 31, 1998 have been presented separately on the consolidated balance sheets as "Net Assets of Discontinued Citrus Operations." Summary financial information of the citrus operations is as follows:

                                       Three Months Ended            Nine Months Ended
                                     ----------------------         -------------------
                                     September 30, September 30, September 30, September 30,
                                       1999           1998           1999         1998
                                     ---------      ---------      ----------   ---------
Revenues from Discontinued Citrus
  Operations                        $     --      $    3,729      $5,393,171   $7,551,787
                                    =========      ==========      ==========   ==========
Income (Loss) from Discontinued
 Citrus Operations Before Tax                     (  493,407)      2,206,440      880,272
Income Tax Expense from Discontinued
 Citrus Operations                                   185,669      (  830,283) (   331,246)
Gain on Sale of Citrus Operations
 (Net of Income Tax of ($226,835) and
 $4,439,418)                          (41,130)             --      7,692,970
                                    ---------       ---------       ---------   ----------
Net income from Discontinued
Citrus Operations                   $ (41,130)    $ (307,738)     $9,069,127    $ 549,026
                                    ==========      =========      =========   ==========





   3. Common Stock and Earnings Per Common Share. Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are determined based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

<CAPTIONS>



                                  Three Months Ended            Nine Months Ended
                               ------------------------      --------------------
                               Sept. 30,      Sept. 30,       Sept. 30,   Sept.30,
                                  1999          1998             1999      1998
                               -----------  -----------      ---------- ---------

Income Available to
  Common Shareholders

  Income from Continuing
    Operations                   1,145,315     235,053      4,409,887     29,438
  Income (Loss) from
  Discontinued Citrus Operations
    Net of Tax                     (41,130)   (307,738)     9,069,127    549,026
                                 ---------     -------      ---------   --------
 Net Income (Loss)               1,104,185    ( 72,685)    13,479,014    578,464
                                 =========     =======     ==========   ========

Weighted Average Shares
  Outstanding                    6,372,600    6,371,833     6,374,108  6,371,833

Common Shares Applicable
  to Stock Options Using
  the Treasury Stock
   Method                            8,579        7,662         7,098     16,003
                                 ---------    ---------     ---------   --------

Total Shares
 Applicable to Diluted
 Earnings Per Share              6,381,179    6,379,495     6,381,206  6,387,836
                                 =========    =========     =========  =========
Basic and Diluted Earnings
 Per Share:

  Income from Continuing
   Operations                        $0.19        $0.03         $0.70         --

  Income (Loss) from Discontinued
   Citrus Operations                ($0.01)      ($0.04)        $1.42       $0.09
                                    --------    -------      --------    --------
   Net Income (Loss)                 $0.18       ($0.01)        $2.12       $0.09
                                    ========    =======      ========    ========


       4. The Company accounts for Investment Securities under Statement of financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity
           Securities.: This standard requires classification of the investment portfolio into three categories:
           held to maturity, trading and available for sale.
           All investment securities as of September 30, 1999 and December 31, 1998 are classified as held to maturity.
           The increase in investment securities during the nine month period was due to the proceeds received on the sale of the citrus operations.

       5.  Notes Payable.  Notes payable consist of the following:

                                                           September 30, 1999
                                                    -----------------------------
                                                                      Due Within
                                                      Total            One Year
                                                    ----------        -----------
               Consolidated-Tomoka Land Co.
               ----------------------------
               $ 7,000,000 Line of Credit           $                 $
               Mortgages Notes Payable                9,894,207            312,155
               Industrial Revenue Bonds                 467,648             96,264
                                                     ----------         ----------
                                                    $10,361,855        $   408,419
                                                     ==========         ==========

   Payments applicable to reduction of principal amounts will be required as follows:




          Year Ending September 30,

          2000                      $   408,419
          2001                          444,749
          2002                        8,154,359
          2003                          122,219
          2004                           32,109
          Thereafter                  1,200,000
                                     ----------
                                    $10,361,855
                                     ==========


                 In the first nine months of 1999 interest totaled $680,715 of which $30,508 was capitalized. Total interest for the nine months ended September 30, 1998 was $822,442, of which $563,244 was capitalized to land held for development and sale.

   MANAGEMENT'S DISCUSSION AND ANALYSIS

   The Managements's Discussion and Analysis is designed to be read in conjunction with the financial statements and Management's Discussion and Analysis in the last annual report.

   RESULTS OF OPERATIONS

   Real Estate Operations

   Profits from real estate operations totaling $1,863,655 for the third quarter of 1999, represent a 158% gain over prior year's same period earnings of $722,669. Increased sales of commercial acreage provided this improvement, with the sale of 205 acres producing gross profits of $2,080,000 during 1999's third period. Gross profits approximating $670,000 were realized on the sale of 44 acres during 1998's same period. Profits from forestry activities fell 97% to breakeven as depressed pricing limited harvesting activities. During 1998's third quarter, profits from forestry operations totaled $227,259 on revenues of $251,857. Revenues from golf operations rose 55% with the addition of the second golf course, but bottom line results were in line with prior year as additional maintenance costs offset the revenue gain. A loss of $138,770 was posted in 1999's third quarter compared to a $136,242 loss one year earlier.

   For the first nine months of 1999 real estate operations income jumped 369% to $6,333,209 when compared to 1998's nine month income totaling $1,349,064. Commercial land sales again provided this gain, with gross profits of $6,850,000 generated on the sale of 351 acres of property. The sale of 58 acres of property during 1998's first nine months contributed gross profits of $950,000. Forestry operations had a negative impact on 1999 results year-to-date, as the depressed prices limited harvesting activities resulting in an 81% drop in revenue and a corresponding 88% decrease in profits to $72,836. This compares to the $613,359 profit earned in the nine month period of 1998. Profits from golf operations also reflected a downturn, despite a 24% increase in revenue. The additional revenue provided by the second golf course was more than offset by depreciation and the cost of maintaining the course, resulting in a 194% decline in profits. A loss of $129,738 was recorded for the period in 1999 compared to a profit of $137,376 in 1998.


   General, Corporate and Other

   The release of subsurface interests on 2,684 acres produced profits of $67,476 during 1999's third period compared to the

   $10,385 realized on the release of 416 acres in 1998's same period. The sale of 100 acres of land combined with the subsurface interests releases on 3,279 acres for the nine months of 1999 produced profits on sales of undeveloped real estate interests totaling $2,099,314. For the first nine months of 1998 $124,723 was earned on the release of subsurface interests on 3,427 acres.

   Interest and other income climbed 137% and 104% for the third quarter and first nine months of 1999, respectively, when compared to prior year. These improvements were achieved primarily on increased investment interest earned on the proceeds received from the sale of the citrus operations.

   General and administrative expenses were substantially higher for both periods compared with last year. The increases, 46% for the three month period and 35% year to date, can be attributed to lower interest and overhead costs capitalized to development projects during the periods. Substantial amounts of interest were capitalized to the construction of the golf course and the LPGA development for the 1998 periods.

   Discontinued Citrus Operations

   During the second quarter of 1999 the Company consummated the sale of its citrus operations. An after tax gain of $7,692,970 was posted on the transaction, with post closing adjustments resulting in an after tax loss of $41,130 during the third quarter. Operating activities through the sale date resulted in after tax income of $1,376,157 during 1999. During the third quarter of 1998 an after tax loss of $307,738 was recorded, which was typical for this out of season period when fruit harvesting is minimal. For the first nine months of 1999 profits of $549,026 were earned after tax.

   FINANCIAL POSITION

   For the first nine months of 1999 the Company had earnings of $13,479,014, equivalent to $2.12 per share, including $9,069,127 from discontinued citrus operations. This represents a significant gain from the $578,464 profit, equivalent to $.09 per share, earned in 1998's first nine months. The closing of several commercial real estate transactions propelled earnings from continuing operations to $4,409,887, equivalent to $.70 per share, a substantial increase over the breakeven results from continuing operations achieved in the prior year.

   Cash and cash equivalents, along with investment securities increased in excess of $27,300,000 during the nine month period. These funds were generated from discontinued citrus operations, $23,800,000, including the proceeds from the sale of the business, along with $6,800,000 from operating activities. Uses of cash included the $2,230,000 payment of dividends and $730,000 spent on the acquisition of property, plant and equipment, primarily the cart barn and clubhouse facilities at the LPGA mixed-use development. The funds generated during the period have been invested in high quality short-term investments. It is anticipated these funds will be used to fund the stock repurchase program which was approved by the Board of Directors at their July 21, 1999 meeting. The Board also decided to eliminate the semi-annual dividend payment normally declared at the meeting in order to make an equivalent amount of funds available to the stock repurchase program. The Company is authorized to repurchase up to 25 percent of the then outstanding 6,371,833 shares of common stock on the open market at prevailing prices or in privately negotiated transactions. The program was put in place in anticipation of the September 24, 1999 distribution by Baker, Fentress and Company of 5,000,000 shares of Company stock, representing in excess of 78% of outstanding shares.

   During the third period the Company sold 180 acres and 44 developed residential lots within the LPGA mixed-use development to Renar Development Company ("Renar"). In addition Renar has been granted two options to purchase additional phases with closings on these options anticipated in three and five years, respectively. This transaction makes Renar the residential and commercial developer of the community, while the Company maintains its position as master developer of the project. Renar has committed to a substantial marketing and promotion effort to accelerate sales activity.

   The construction of the first phase of the golf clubhouse facilities, which consists primarily of the cart barn, is near completion. The remainder of the project, consisting of a 20,000 square foot facility including pro shop, locker rooms, informal dining and banquet rooms, tennis courts and swimming pool is currently scheduled to commence construction upon contractor selection. It is anticipated the cost of the completed facility will approximate $5,000,000, of which approximately $1,000,000 has been expended through September 30, 1999.

   The Company projects near-term profitability as real estate contract backlog continues to expand. In addition to contracts scheduled to close in the remainder of 1999, additional contracts are in place or negotiation for closing in future years. Overall the local real estate market has not been significantly impacted by higher interest rates and other economic concerns, as interest in Company owned property is strong.

   The Company has evaluated and identified the risks of software and hardware failure due to processing errors arising from the year 2000 date. The risk of these software and hardware failures is not judged to have a material effect on the Company's business, results of operations, or financial position. The Company's plan for conversion, of which the cost was not material, has been completed.

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

   Item 6.     Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    Exhibit (11) - Incorporated by Reference
                                   on Page 7 of this 10-Q report

                    Exhibit (27) - Financial Data Schedule
                                   (for SEC use only)

               (b)  Reports on Form 8-K
                    A form 8-K under Item 5 "Other Events" dated
                    July 23, 1999 was filed. It dealt with the the Board of Directors approval of a stock repurchase program.

                                    SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CONSOLIDATED-TOMOKA LAND CO.
                                              (Registrant)



   Date:   November 9, 1999                By: /s/  Bob D. Allen
                                            --------------------
                                            Bob D. Allen,President and
                                              Chief Executive Officer



   Date:   November 9, 1999                By: /s/  Bruce W. Teeters
                                               --------------------
                                            Bruce W. Teeters
                                               Sr. Vice President -
                                               Finance and Treasurer