Form 10-K
period 1999-12-31
CONSOLIDATED TOMOKA LAND CO
filed 2000-03-16
CIK 23795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

           X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
          _____     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1999

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

   The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 23,2000 was approximately $72,384,213.

   The number of shares of the Registrant's Common Stock outstanding on February 23,2000 was 6,226,599.

   Portions of the Proxy Statement of Registrant dated March 15, 2000 are incorporated by reference in Part III of this report.










































   "Safe Harbor" Statement under the Private Securities Reform Act of 1995


   Certain statements contained in this report (other than the financial statements and statements of historical fact), are forward-looking statements. Forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

   The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2000 and thereafter include many factors that are beyond the Company's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand and acceptance of the Company's existing and new products; the impact of competitive products; changes in the pricing of the Company or its competitors; the costs and other effects of complying with environmental and other regulatory requirements; losses due to natural disasters and changes in national, regional or local economic and political conditions, such as inflation, deflation, or fluctuations in interest rates.

   While the Company periodically reassesses material trends and uncertainties affecting its results of operations and financial condition, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.



























                                  TABLE OF CONTENTS

                                       PART I


   Item 1.     BUSINESS..............................................1
   Item 2.     PROPERTIES............................................5
   Item 3.     LEGAL PROCEEDINGS.....................................6
   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...6

                                  PART II

   Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS...................................7
   Item 6.     SELECTED FINANCIAL DATA...............................8
   Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS...................9
   Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK..................................................12
   Item 8.     FINANCIAL STATEMENTS AND SUPPPLEMENTARY DATA..........12
   Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES..................12

                                  PART III

   Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....13
   Item 11.    EXECUTIVE COMPENSATION................................13
   Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT............................................13
   Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........13

                                 PART IV

   Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K..............................................14























                                   PART I

   Item 1.  Business
   _______  ________

   The Company is primarily engaged through its wholly owned subsidiaries, Indigo Group Inc.,Indigo Development Inc.,
   Indigo International Inc. and Indigo Group Ltd., in the real estate industry. Real estate operations include commercial real estate, real estate development, residential and golf operations, property leasing, leasing properties for oil and mineral exploration and the sale of forest products.
   These operations are predominantly located in Volusia and Highlands Counties in Florida.

   On December 28, 1998, the Company entered into an agreement for the sale of its citrus operations. The transaction closed on April 7, 1999. The results of the citrus operations have been reported separately as discontinued operations in the Consolidated Statements of Income. Prior year consolidated financial statements have been restated to present citrus operations as discontinued operations. The assets and liabilities associated with the citrus operations as of December 31, 1998 have been presented separately on the consolidated balance sheets as "Net Assets of Discontinued Citrus Operations." Summary financial information of the citrus operations is as follows:



                                         Year Ended December 31
                                         ----------------------
                                       1999        1998           1997
                                    -----------  ---------     ---------
Revenues from Discontinued
  Citrus Operations                 $ 5,393,171 $11,726,251   $ 9,444,783
                                     ==========  ==========    ==========
Income from Discontinued Citrus
  Operations Before Tax             $ 2,206,440 $ 1,930,247   $ 1,092,217

Income Tax Expense from Discontinued
  Citrus Operations                   ( 830,283)(   726,352)  (   411,001)

Gain on Sale of Citrus Operations
  Net of Income Tax of $4,721,536     8,047,576         --             --
                                     ----------   ---------     ----------

Net Income from Discontinued
  Citrus Operations                 $ 9,423,733 $ 1,203,895    $  681,216
                                      =========    ========     =========





   Due to the sale of the citrus operations, the Company's continuing operations include only one segment. Thus segmental disclosures are not applicable.

   ------   --------

   REAL ESTATE OPERATIONS
   ----------------------

   Commercial Development. In August of 1989, the Company reached an agreement in principle with the Ladies Professional Golf Association ("LPGA") and the City of Daytona Beach, which calls for the planning and development of the site for the national headquarters of the LPGA along with two championship golf courses. The mixed-use development, located immediately west of Interstate 95 in Daytona Beach, Florida and known as LPGA International, will also include a clubhouse, resort facilities, and residential communities along with other commercial uses. This development is on approximately
   3,300 acres owned by the Company's real estate development subsidiary, Indigo Development Inc. ("IDI"), the City of
   Daytona Beach, other developers, and individual homesite owners. The LPGA International development is part of a 4,500-acre tract located both west and east of Interstate 95 which received Development of Regional Impact (DRI) approval in 1993.
   The LPGA has successfully relocated its headquarters to Daytona Beach and occupies its newly constructed facilities within the development. The official opening of the first LPGA International golf course occurred in July 1994 with the second course opening in October 1998. In early 1996, the Interstate 95 interchange at LPGA Boulevard, which is the north and main entrance to the project, was opened for use. On September 1, 1997, responsibility for the operations of the LPGA International golf courses was transferred from the City of Daytona Beach to a wholly owned subsidiary of the Companys. The agreement with the City of Daytona Beach provides for the second golf course and a clubhouse to be constructed by the Company in return for a long-term lease from the City on both golf courses. The first phase of the clubhouse, which consists primarily of the cart barn, was completed in 1999. Construction of the final phase of the clubhouse, consisting of a 20,000 square-foot facility including a pro shop, locker rooms, informal dining and banquet rooms, tennis courts and swimming pool, has commenced and is anticipated to be completed by year-end 2000.

   During 1999 the Company sold 180 acres plus 44 developed lots to Renar Development Company ("Renar"). As part of this transaction, Renar has become the residential and commercial developer of the community, while the Company maintains its position as master developer of the project.




   Indigo Commercial Realty, a commercial real estate brokerage company formed in 1981, is the Company's agent in the marketing and management of commercial properties. In addition to the LPGA development, approximately 50 acres of fully developed sites located in the Daytona Beach area and owned by Indigo Group Inc. were available for sale at December 31, 1999. All development and improvement costs have been completed at these sites.

   Residential. Until December 1993, the Company, through Indigo Group Ltd. ("IG LTD"),operated in residential development, building and sales. At the end of 1993 IG LTD closed down the development and building functions. IG LTD continues to sell its remaining lot inventory in the following communities:

   Riverwood Plantation, a 180-acre community in Port Orange, Florida, with 52 lots remaining at December 31, 1999.

   Indigo Lakes, a 200-acre development located in Daytona Beach,
   Florida, with 3 lots remaining at December 31, 1999.

   Tomoka Heights, a 180-acre development adjacent to Lake Henry in Highlands County, Florida. There are approximately 120 developable lots remaining to be sold including 33 fully developed lots.
   The sales and construction operations were assumed by third parties as of January 1994.

   IG LTD also has an inventory of 24 fully developed, non-contiguous lots in Palm Coast at December 31, 1999, which the Company continues to sell.

   Item 1.  Business (continued
   ------   --------

   Income Properties. Rental property is limited to a 17,000 square-foot, three-story office building in downtown Daytona Beach. The building is under a lease/purchase agreement, and is considered a financing lease. Other leasing activities of the Company include ground leases for billboards, lease of a communication tower site, and a hunting lease covering approximately 8,300 acres.

   Over the past several years the Company has successfully implemented a strategy of disposing of its income properties. During 1998 the Company sold its 50% interest in a 70,000 square-foot shopping center located in Marion County, Florida. At the end of 1997, the Company sold the office building located in Daytona Beach, known as Consolidated Center. The Company continues to use a portion of the building as its headquarters, as terms of the sale included a commitment to lease 6,000 square feet for a period of at least three years. Also in 1997, the 24,000 square-foot office building at Palm Coast, Florida was sold. During 1996, the Company sold the 24,000 square-foot office building in Daytona Beach, which had been leased to the LPGA as the principal tenant, along with the 70,000 square-foot Mariner Village shopping center located in Spring Hill, Florida. Mariner Towne Square, an adjacent 18,000 square-foot shopping center, was sold during 1995.

   Forest product sales. The timber lands encompass approximately 13,000 acres west of Daytona Beach. Geographic location of the timber tract is excellent. In addition to access by major highways (Interstate 95, State Road 40, and International Speedway Boulevard), the internal road system for forestry purposes is good. Income from sales of forest products varies considerably from year-to-year depending on economic conditions and rainfall, which sometimes limits access to portions of the woodlands. In addition, drought conditions sharply increase the potential of forest fires, as occurred during the summer of 1998. The wildfires which ravaged central Florida burned approximately 9,000 acres of the Company's timberland. This and the sale of the approximately 11,000-acre parcel to St. Johns River Water Management District in 1997 will reduce the Company's potential for future income from sales of forest products; although, sales should more than cover expenses associated with the forestry operation. These expenses consist primarily of real estate taxes, with additional expenses including the costs of installing and maintaining roads and drainage systems, reforestation, and wild fire suppression.

   Subsurface Interests. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 533,000 "surface" acres of land owned by others in various parts of Florida, equivalent to approximately 293,000 acres in terms of full interest. The Company leases its interests to mineral exploration firms whenever possible.

   At December 31, 1999, mineral leases were in effect covering a total of 17,325 surface acres. Although the leases are for three- to five-year terms, they are terminable annually by the lessees; and the lessees have no obligation to conduct drilling operations. Leases on 800 acres have reached maturity; but, in accordance with their terms, are held by the oil companies without annual rental payments because of producing oil wells, on which the Company receives royalties.

   The purchasers of 82,543 surface acres in which the Company has a one-half reserved mineral interest are entitled to releases of the Company's rights if such releases are required for residential or business development.  Consideration for such releases on 72,137 of those acres would be at the rate of $2.50 per surface acre.
   On other acres in Lee and Hendry Counties (where producing oil wells exist), the Company's current policy is to grant no release rights with respect to its reserved mineral rights.  In rare instances, a release of surface entry rights might be granted upon request of a surface owner who requires such a release for special financing or development purposes. In counties other than Lee and Hendry, releases are granted for a percentage of the surface value of a parcel of land.
   At December 31, 1999 there were three producing oil wells on the Company's interests. Volume in 1999 was 141,973 barrels and volume in
   1998 was 138,664 barrels.   Production for prior recent years
   was:   1997 - 125,356, 1996 - 131,231, and 1995 - 117,831
   barrels.

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

   CITRUS
   ------
   The Company, under the name Lake Placid Groves, owned
   and operated approximately 3,900 acres of orange and grapefruit groves located primarily on two large parcels in Highlands County, Florida. On April 7, 1999, the Company's citrus business,
   Lake Placid Groves, was sold.  The Company harvested and sold both fresh and to-be-processed citrus from its groves.  In connection with the groves, the Company owned and operated an efficient fresh fruit citrus packing plant, in which the portion of the crop which was sold as fresh fruit was packed.  Fresh fruit sales were made by the Company to wholesale produce distributors and retail grocery chains primarily in the Eastern and Midwestern regions of the United
   States and Canada.   In an effort to achieve optimum utilization of
   the packing facility, the Company also handled the fruit of other growers in the area.

   That portion of the Company's citrus crop which was not sold as fresh fruit was processed by Citrus World Incorporated
   ("Citrus World"), an agricultural cooperative, under a participating marketing pool agreement. Citrus World, one of the larger processors of citrus products in the United States, pools its own fruit with the fruit received from the Company and other citrus growers, processes the pooled fruit, and sells the products produced therefrom. Each participant in the pool, including Citrus World, shares ratably in the proceeds from the sales of these products, net of Citrus World's actual processing and marketing costs, plus a per-unit handling fee.

   Citrus World makes periodic payments to all participants on their pro rata share of net sales proceeds and makes final payment after all the products in the pool have been sold. During the years 1999, 1998, and 1997, the Company's sales under the above pooling agreement amounted to $1,217,604, $4,321,531, and $3,107,919, respectively.



   Employees
   ---------
   The Company has approximately 17 employees and considers its employee relations to be satisfactory.

   Item 2.  Properties
   -------  ----------

   Land holdings of Consolidated-Tomoka Land Co. (the "Company") and its affiliates, all of which are located in Florida, include: approximately 15,000 acres (including commercial/retail sites) in the Daytona
   Beach area of Volusia County; approximately 140 acres in Highlands County, near Lake Placid; and full or fractional subsurface oil, gas, and mineral interests in approximately
   533,000 "surface acres" in 20 Florida counties.
   Approximately 8,300 acres of the lands located in Volusia County are encumbered under a mortgage. The conversion and subsequent utilization of these assets provides the base of the Company's operations.

   The Volusia County holdings include approximately 11,700 acres within the city limits of Daytona Beach, approximately 3,200 acres within the unincorporated area of Volusia County, and small acreages in the Cities of Ormond Beach and Port Orange.  Of the 11,700 acres inside the city limits of Daytona Beach, approximately 3,300 acres have received development approval by governmental agencies.  The
   3,300 acres plus approximately 730 acres owned by the City of
   Daytona Beach, 15 acres owned  by Indigo Community Development
   District, and 410 acres sold to others for development are the site of a long-term, mixed-use development which includes
   "LPGA International," which is made up of the national
   headquarters of the Ladies Professional Golf Association
   along with two "Signature" golf courses and a residential community, a maintenance facility, an interim clubhouse, and main entrance roads to serve the LPGA community. Construction of homes around
   the first golf course, on 70 acres of land sold to a residential developer, began in 1995 with the first residences completed
   in early 1996.   In 1999 an additional 180 acres and 44
   developed lots in LPGA International were sold to Renar
   Development Company ("Renar"). Renar has become the new residential and commercial developer at the LPGA International mixed-use development, while the Company continues as master developer. The lands not currently being developed, including those on which development approvals have been received, are involved in an active forestry operation. Except for a 15-acre parcel at the Interstate 95 and Taylor Road interchange in the Port Orange area south of Daytona Beach, the tract straddles Interstate 95 for 6- 1/2 miles between International Speedway Boulevard (U. S. Highway 92) and State Road 40, with approximately 13,500 acres west and 1,500 acres east of the interstate. Subsidiaries of the Company are holders of the developed Volusia County properties and are involved in the development of additional lands zoned for residential, commercial, or industrial purposes.


   In Highlands County, located in south central Florida along U.S. Highway 27, the Company sold its citrus operation of approximately 3,900 acres in 1999. The remaining Highlands County lands, located near Lake Placid, Florida, which is about 75 miles east of Sarasota and 150 miles northwest of Miami,total approximately 140 acres. These are primarily in a subsidiary's inventory of residential or industrial lands.

   The Company's oil, gas, and mineral interests, which are equivalent to full rights of 293,000 acres, were acquired by retaining subsurface rights when acreage was sold many years ago.

   From October 1990 until December 1993, IG LTD centered its operations on residential community development, construction, and sales. In December of 1993, IG LTD discontinued its home building and sales activities in two communities under lot marketing and sales arrangements. Residential lots owned by IG LTD at December 31, 1999 are:

        o 52 lots in Riverwood Plantation, a community of 180 acres in Port Orange, Florida.
        o 3 lots at the 200-acre Indigo Lakes development in Daytona Beach, Florida
        o 33 lots at the 180-acre Tomoka Heights development in Highlands County, Florida. IG LTD is developing this community, located adjacent to Lake Henry, and consisting of single-family and duplex units.

   -------  ----------

   After the sale of the Consolidated Center and the Palm Coast office buildings in 1997 and the 1998 sale of the Company's 50% interest in the shopping center in Marion County, Florida, rental property is limited to a three-story office building in downtown Daytona Beach, adjacent to the Consolidated Center. The office building, containing 17,000 square feet, is under a lease/purchase agreement, and is considered a financing lease. Terms of the sale of the Consolidated Center included a commitment by the Company to lease the space now occupied as corporate offices in the building for a period of at least three years from December 15, 1997. The Company has an option to extend the lease.

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

   Item 3.  Legal Proceedings
   ------   -----------------

   There are no material pending legal proceedings to which the Company or its subsidiaries are a party.






   Item 4.  Submission of Matters to a Vote of Security Holders
   ------   ---------------------------------------------------

   No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                      PART II

   Item 5.  Market for the Registrant's Common Stock and Related
            Shareholder Matters
   ------   ----------------------------------------------------

                COMMON STOCK PRICES AND DIVIDENDS

   The Company's common stock trades on the American Stock Exchange (AMEX) under the symbol CTO. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid.
   The following table summarizes aggregate annual dividends paid over the five years ended December 31, 1999.

                       1995    $.45                  1998    $.70
                       1996    $.55                  1999    $.35
                       1997    $.65

   Indicated below are high and low sales prices for the quarters of the last two fiscal years. All quotations represent actual transactions.


                           1999                           1998
                      ---------------              ----------------
                      High       Low               High       Low
                      -----     -----              -----      -----
                       $          $                  $         $
   First Quarter     16-3/8      13-1/4            21-5/8       17
   Second Quarter    16          12-7/8            19-5/8       17-1/8
   Third Quarter     17-1/4      12-5/8            17-5/8       11-1/2
   Fourth Quarter    13-13/16    11-11/16          14-3/4       11-7/8


   Approximate number of shareholders of record as of December 31, 1999
   (without regard to shares held in nominee or street name):     1,950

   There have been no sales of unregistered securities.

   Item 6.  Selected Financial Data
   -------  -----------------------
   The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes along with "Management's Discussion and Analysis" included in this report.

                           Five-Year Financial Highlights

                        (In thousands except per share amounts)

                                  1999      1998     1997*   1996*    1995*
                                    $         $        $       $        $
Revenues:
      Real Estate                 17,130    6,388    5,412    7,642    7,743
      Profit on Sales of
       Undeveloped Real Estate     2,115      132    7,725      385    4,718
      Interest and Other Income    1,854      785    1,369    6,123    2,404
                                  ------------------------------------------
                         TOTAL    21,099    7,305   14,506   14,150   14,865
                                  ------------------------------------------


Operating Costs and Expenses       8,600    4,867    3,408    4,170    4,854
General and Administrative
 Expenses                          2,879    2,319    5,932    3,386    3,484
Income Taxes                       3,261       19    1,836    2,493    2,499
Income from Continuing Operations  6,359      100    3,330    4,101    4,028
Income from Discontinued
 Operations (net of tax)           9,424    1,204      681    2,502      392
                                  ------------------------------------------
Net Income                        15,783    1,304    4,011    6,603    4,420
                                  ==========================================
Basic Earnings per Share:
  Income from Continuing
   Operations                       1.00     0.01     0.53     0.65     0.64
  Net Income                        2.48     0.20     0.64     1.05     0.71
Diluted Earning Per Share:
  Income from Continuing
   Operations                       1.00     0.01     0.53     0.65     0.63
  Net Income                        2.48     0.20     0.64     1.04     0.70

Dividends Paid Per Share            0.35     0.70     0.65     0.55     0.45

Summary of Financial Position:
  Total Assets                    63,420   50,101   58,026   59,454   59,402
  Shareholders' Equity            48,034   34,698   37,854   35,791   32,633

* Restated for Discontinued Operations - See Note 2 to Consolidated Financial Statements.

   Item 7.  Management's Discussion and Analysis of Financial Condition
   -------  ------------------------------------------------------------
            and Results of Operations.
            --------------------------

                        MANAGEMENT'S DISCUSSION AND ANALYSIS


                              RESULTS OF OPERATIONS
                              1999 COMPARED TO 1998

   Real Estate Operations
   ----------------------

   Profits from real estate operations for the year ended
   December 31, 1999 surged 461% when compared to the prior year. Profits of $8,529,694 were realized in 1999 compared to $1,521,401 for the twelve months of 1998. These strong profits were generated through commercial land sales, with sales of 443 acres producing gross profits of $9,200,000 for the twelve-month period of 1999. This compares to gross profits of $1,330,000 earned on the sale of 90 acres during 1998. The transactions closed during 1999 generated higher profit margins as pricing and profits vary from property to property depending upon location and intended use.

   With a full year's operation of the second golf course, which opened October 1998, golf revenues rose 11% to $2,700,000. This increase was created on a 27% gain in rounds played. Depreciation and maintenance costs associated with the new course caused a 30% jump in golf expenses, resulting in an overall $436,000 downturn in operating results when compared to prior year.

   A 59% decrease in revenues generated from forestry activities resulted in a 69% decline in forestry profits for the year to $197,000. This downturn limited harvesting during the year due to depressed pricing and accelerated salvage harvesting in 1998 due to fire damages.


   General, Corporate and Other
   ----------------------------
   Profits on the sale of undeveloped real estate interests totaled $2,115,768 during 1999, representing a substantial increase over the $132,033 profit realized for the year in 1998. The profits for 1999 were generated on the sale of 100 acres of property in addition to the release of subsurface interests on 3,918 acres. Profits on sale of undeveloped real estate interests produced during 1998 were realized on the release of subsurface interests on 2,229 acres.

   Interest and other income earned during the twelve months of 1999 amounted to $1,853,808 representing a 136% increase over prior year's interest and other income totaling $784,471. This higher income was generated primarily on higher investment interest earned on the proceeds received from the sale of the citrus operations.


   A 24% increase in general and administrative expenses was reported for 1999 when compared to prior year. This increase can be attributed to lower interest and overhead costs capitalized to development projects during the period. Substantial amounts of interest were capitalized to the construction of the golf course and LPGA International development during 1998.

   Discontinued Citrus Operations
   ------------------------------

   During the second quarter of 1999, the Company consummated the sale of its citrus operations. An after-tax gain of $8,047,576 was realized on the transaction. Operating activities through the sale date resulted in income after tax of $1,376,157 during 1999.
   For the calendar year 1998, after tax profits of $1,203,895 were
   generated.   The increase in operating profits, despite the short
   period, were generated on substantially higher pricing, in particular fresh fruit pricing. The rise in pricing was achieved due to a significantly lower state crop for the 1998-1999 season, along with the impact of the freeze experienced in California in late 1998.

   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations - Continued
            -------------------------------------------------

                    Management's Discussion and Analysis
                           Results of Operations
                           1998 Compared to 1997

   Real Estate Operations
   ----------------------
   Profits from real estate operations declined 24%, to $1,521,401, for the calendar year 1998 when compared to 1997. The decrease in profits, from $2,003,678 one year earlier, is primarily attributable to lower gross profits recognized on the sale of commercial property. During 1998, 90 acres of property were sold providing gross profits approximating $1,330,000. This compares to prior year gross profits amounting to $1,745,000 generated on the sale of 63 acres of commercial property. The 1997 sales consisted of higher profit margin transactions as pricing and profit margins vary from property to property based on location and intended use.

   Golf operations contributed an additional $158,000 in profits during 1998, while revenues increased 300% to $2,454,000. These increases are due to a full year of operating the north "Champions" course coupled with the opening of the new south "Legends" course in October of 1998. The Company took over the operation of the "Champions" course in September 1997.

   The wildfires which struck Volusia County during the summer of 1998 had a negative impact on income generated from forestry operations. Profits fell 16% for the year, to $626,000, on a 16% reduction in revenues. The fall in revenue is attributed to lower prices due to the oversupply of timber harvested immediately after the fires and a slowdown in harvesting during the fourth quarter of the year.

   Profit from income properties increased $80,000 over 1997 break-even results, while leasing revenues fell 72% due to the sale of properties during 1997 and 1998. The sale of the 24,000 square-foot Palm Coast office building occurred in May 1997, while the sale of the 70,000 square-foot shopping center located in Marion County took place in June 1998.

   General, Corporate and Other
   ----------------------------
   The release of surface entry rights on 2,229 acres produced profits on sale of undeveloped real estate interests totaling $132,033 during 1998. This represents a significant downturn in profits from 1997 when the sale of approximately 11,000 acres of the Company's western most Volusia County lands along with releases on surface entry rights on 48 acres during 1997 generated profits of $7,725,007.

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

   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations - Continued
            -------------------------------------------------

   Discontinued Citrus Operations
   ------------------------------
   For the twelve months of 1998, profits from citrus operations before
   income tax rose 77% to $1,930,247.   Revenues of $11,726,251 were
   posted during 1998, compared to revenues of $9,444,783 one year earlier. This 24% increase in revenues is directly the result of a 24% rise in fruit harvested and sold. During 1998 fruit volume totaled 1,289,000 boxes compared to 1,042,000 boxes produced during 1997. Average fruit pricing showed a 2% increase over prior year's prices. The rise in pricing was achieved in the fourth quarter due to the significantly lower state crop forecast for the 1998-1999 season. Production and selling expenses increased 17% on the higher fruit volume, although economies of scale were achieved as fixed and semi-variable costs were absorbed over the greater number of boxes of fruit.
   FINANCIAL POSITION

   Overall profits generated by the Company during 1999 totaled $15,782,692, equivalent to $2.48 per share, and representing a dramatic increase over the $1,304,114, equivalent to $.20 per share, posted for the year in 1998. Profits from continuing operations for 1999 totaling $6,358,959, equivalent to $1.00 per share, also represent a substantial increase over prior year results when income from continuing operations of $100,219, equivalent to $.01 per share, was reported. The favorable results from continuing operations are attributed to the strong commercial real estate closing activity for the year.

   Cash and investment securities increased $31,700,000 during 1999.
   The primary sources of this increase were $17,700,000 net of income taxes generated from the discontinued citrus operations, including proceeds from sale of the citrus business, and $11,600,000 from operating activities. Offsetting these increases were $2,200,000 of dividends paid and $1,300,000 in capital expenditures.
   Capital expenditures during the year related principally to the construction of the cart barn and clubhouse at LPGA International. During 2000 capital expenditures are projected to approximate $5,000,000. These expenditures consist primarily of the completion of the clubhouse facilities, estimated to cost $3,600,000, and construction of an Interstate 95 frontage road, with a projected cost of $825,000. Available cash and short-term investments are also anticipated to be used during the coming year to buy back Company stock. As approved by the Board of Directors at their July 21, 1999 meeting, the Company is authorized to repurchase up to 25 percent of the then outstanding 6,371,833 shares of common stock on the open market at prevailing prices or in privately negotiated transactions. The program was put in place due to the September 24, 1999 distribution by Baker, Fentress and Company of 5,000,000 shares of Company stock. Through December 31, 1999,
   17,200 shares had been purchased. Current cash and short-term investment positions are anticipated to be sufficient to meet the preceding funding requirements.

   The Company has not experienced any significant system problems arising from the year 2000 date. Systems conversions were completed prior to year end at a cost which was not material. The Company has evaluated and identified additional risks going forward. These risks are not judged to have a material effect on the Company's business, results of operations or financial position.

   Construction and development activity within the LPGA
   International project is ongoing. During the fourth quarter of 1999, the construction of the cart barn was completed. The construction of the clubhouse and related amenities, which consists of a 20,000 square-foot facility including a pro shop, locker rooms, informal dining and banquet rooms, tennis courts and swimming pool, has commenced, with completion anticipated by year end 2000.
   Renar Development Company, which became the residential and commercial developer of the community with its mid-year 1999 purchase of 180 acres and 44 lots, continues its permitting, development
   and marketing activities.   New model villages are anticipated to
   be in place by the fall of 2000, with a comprehensive marketing campaign already underway. These activities should help to revitalize the LPGA International project. The Company has identified potential hotel groups to develop a "four-star" resort within the project and is working with these groups along with the City of Daytona Beach to finance the project.

   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations - Continued
            -------------------------------------------------

   As real estate operating results for 1999 indicate, the local real estate market has been relatively strong. The Company goes into 2000 with a significant contract backlog for closing in the coming year and future years, with negotiations for additional sales a continual process. Given these circumstances in addition to the fact that many of the Company's land holdings are located within the path of development, the Company is well-positioned for continued near-term profits.

   The sale of the citrus operations, along with the distribution of Company stock by Baker, Fentress & Company, has caused management to re-examine its business strategies. The Company plans to continue to add value to its core Daytona Beach land holdings through development activities. In addition, management will seek opportunities to diversify its land development activities and build a portfolio of income properties. The company will pursue investments in land and developed property located in major metropolitan markets in Florida, emphasizing the Jacksonville, Orlando and Tampa markets. While this strategic re-examination is a continuing process, the objective is to become a company with a more predictable earnings pattern from geographically dispersed Florida real estate holdings.

   Item 7A  Quantitative and Qualitative Disclosures about Market Risk
   -------  ---------------------------------------------------------
            Not Applicable.

   Item 8.  Financial Statements and Supplementary Data
            --------------------------------------------------------
            The Company's Consolidated Financial Statements appear beginning on page F-1 of this report. See Item
            14 of this report.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
            ----------------------------------------------------------
            There were no disagreements with accountants on accounting and financial disclosures.

                                  PART III

   The information required by Items 10, 11, 12, and 13 is incorporated herein by reference to the registrant's 2000 annual meeting proxy statement pursuant to Instruction G to Form 10-K.
   On March 15, 2000, the registrant anticipates filing with the Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934, its definitive proxy statement to be used in connection with its 2000 annual meeting of shareholders at which directors will be elected for the ensuing year.

   Executive Officers of the Registrant
   ------------------------------------

   The executive officers of the registrant, their ages at January 31, 2000, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

        Bob D. Allen, 65, chairman of the board since April 1998 and chief executive officer since March 1990; president from March 1990 to January 2000.

        William H. McMunn, 53, president and chief operating officer since January 2000; president, Indigo Development Inc., a subsidiary of the Company, since December 1990.

        Bruce W. Teeters, 54, senior vice president-finance and treasurer, since January 1988.

   All of the above are elected annually as provided in the By-Laws.

                              PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
   -------   ---------------------------------------------------------------
              1.  Financial Statements
                    --------------------

   The following financial statements are filed as part of this report:

                                                              Page No.
                                                          --------------
   Report of Independent Certified Public Accountants           F-2

   Consolidated Balance Sheets as of December 31,
     1999 and 1998                                              F-3

   Consolidated Statements of Income for the
     three years ended December 31, 1999                        F-4

   Consolidated Statements of Shareholders' Equity
    for the three years ended December 31, 1999                 F-5

   Consolidated Statements of Cash Flows for the three
     years ended December 31, 1999                              F-6

   Notes to Consolidated Financial Statements                   F-8


            2.  Financial Statement Schedules
                -----------------------------
                Included in Part IV of Form 10-K:

                Schedule III - Real Estate and Accumulated
                               Depreciation on page 18 of Form 10-K
                Schedule IV -  Mortgage Loans on Real Estate
                               on page 19 of Form 10-K

        Other Schedules are omitted because of the absence of conditions under which they are required, materially or because the required information is given in the financial statements or notes thereof.

        3.     Exhibits

               See Index to Exhibits on page 17 of this Annual Report on Form 10-K.

                Reports on Form 8-K
                -------------------
                No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999.

                             SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CONSOLIDATED-TOMOKA LAND CO.
                                           (Registrant)


   3/14/00                          By:   /s/ Bob D. Allen
                                        ------------------------
                                        Bob D. Allen, Chairman of the
                                        Board and Chief Executive
                                        Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


   3/14/00     Chairman of the Board and
               Chief Executive Officer
               (Principal Executive
               Officer)  and Director                /s/ Bob D. Allen
                                                     ------------------


   3/14/00     Senior Vice President-Finance,
               Treasurer (Principal Financial
               and Accounting Officer), and
               Director                             /s/ Bruce W. Teeters
                                                    --------------------


   3/14/00     Director                             /s/ David D. Peterson
                                                    ---------------------


   3/14/00     Director                             /s/ John C. Adams, Jr.

                                                    ----------------------


   3/14/00     Director                             /s/ Robert F. Lloyd
                                                    ----------------------

                            SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON D.C. 20549





                                     EXHIBITS

                                       TO

                                   FORM 10-K





                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1999
                           Commission File No. 0-5556





                            CONSOLIDATED-TOMOKA LAND CO.

             (Exact name of registrant as specified in the charter)

                        EXHIBIT INDEX
                                                                    Page No.
   (2.1)  Agreement of Merger and Plan of Merger and Reorganization
          dated April 28, 1993 between Consolidated-Tomoka Land Co.
          and CTLC, Inc. filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and
          incorporated by this reference.                               *
   (2.2) Certificate of Merger dated April 28, 1993 filed with the registrant's Quarterly Report on Form 10-Q for the quarter
          ended March 31, 1993 and incorporated by this reference.      *
   (3.1)  Articles of Incorporation of CTLC, Inc. dated February 26,
          1993 and Amended Articles of Incorporation dated March 30,
          1993 filed with the registrant's Quarterly Report on Form
          10-Q for the quarter ended March 31, 1993 and incorporated
          by this reference.                                            *
   (3.2)  By-laws of CTLC, Inc. filed with the registrant's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1993 and
          incorporated by this reference.                               *
    10    Material Contracts:
   (10.1) 1998-1999 Citrus World Marketing Agreement dated
          September 1, 1998 between Citrus World, Inc. and Consolidated-Tomoka Land Co. filed on Form 10-K for the year ended December 31, 1998 and incorporated by
          this reference                                                 *
   (10.2) The Consolidated-Tomoka Land Co. Unfunded Deferred
          Compensation Plan filed with the registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1981
          and incorporated by this reference.                         *
   (10.3) The Consolidated-Tomoka Land Co. Unfunded Deferred
          Compensation Plan executed on October 25, 1982 filed with
          the registrant's Annual Report on Form 10-K for the year
          ended December 31, 1982 and incorporated by this reference. * (10.4) The Consolidated-Tomoka Land Co. Stock Option Plan
          effective April 26, 1990 filed with the registrant's
          Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1990 and incorporated by this reference.           *
   (10.5) Lease Agreement dated August 28, 1997 between the City of Daytona Beach and Indigo International Inc., a wholly
          owned subsidiary of Consolidated-Tomoka Land Co., filed
          on Form 10-K for the year ended December 31, 1997 and
          incorporated by this reference.                             *
   (10.6) Development Agreement dated August 18, 1997 between the
          City of Daytona Beach and Indigo International Inc., a
          wholly owned subsidiary of Consolidated-Tomoka Land Co.,
          filed on Form 10-K for the year ended December 31, 1997
          and incorporated by this reference.                         *
   (10.7) Purchase and Sale Agreement dated December 28, 1998 between Alton D. Rogers and Wade H. Walker and
          Consolidated-Tomoka Land Co. filed on Form 10-K for
          the year ended December 31, 1998 and incorporated by
          this reference                                              *
   (21)  Subsidiaries of the Registrant                              20
   (23)  Consent of Arthur Andersen LLP                              21
   * - Incorporated by Reference

                                 SCHEDULE III
                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                    FOR THE YEAR ENDED DECEMBER 31, 1999

<CAPTIONS>

                                                                   COSTS CAPITALIZED
                                  INITIAL COST TO COMPANY      SUBSEQUENT TO ACQUISITION
                                  -------------------------   ------------------------------
DESCRIPTION       ENCUMBRANCES     LAND        BUILDINGS &
-----------       -----------     ----        IMPROVEMENTS    IMPROVEMENTS    CARRYING COSTS
                                              ------------    ------------    --------------
CITRUS FACILITY
 AT:LAKE PLACID       -0-           -0-            -0-             -0-          -0-

MISCELLANEOUS         -0-         735,433         26,956         990,317        -0-
                 --------------------------------------------------------------------------
                      -0-         735,433         26,956         990,317        -0-
                 ==========================================================================
                    GROSS AMOUNT AT WHICH
                 CARRIED AT CLOSE OF PERIOD
                                                                       DATE OF
               ---------------------------------     ACCUMULATED    COMPLETION OF     DATE      DEF
               LAND       BUILDINGS       TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED    LIFE
               --------------------------------     ------------   -------------- ---------   ------

LAKE PLACID      -0-         -0-          -0-            -0-        VARIOUS          N/A      5-30 Yrs.
MISCELLANEOUS 1,725,750      26,956     1,752,706       267,299        N/A         VARIOUS    5-40 Yrs.
              --------------------------------------------------
              1,725,750      26,956     1,752,706       267,299
              ==================================================

                                         1999              1998            1997
                                     -----------        ----------     ----------
COST:
 BALANCE AT BEGINNING OF YEAR        14,365,140         17,693,377      25,544,117
      IMPROVEMENTS                      148,774            172,322         657,688
      COST OF REAL ESTATE SOLD      (12,761,208)        (3,500,559)     (8,508,428)
                                    -----------         -----------     -----------
BALANCE AT END OF YEAR                1,752,706         14,365,140      17,693,377
                                    ===============================================
ACCUMULATED DEPRECIATION:
 BALANCE AT BEGINNING OF YEAR         3,452,758          4,113,403       6,566,029
 DEPRECIATION AND AMORTIZATION          120,182            423,570         731,962
 DEPRECIATION ON REAL ESTATE
   SOLD                              (3,305,641)        (1,084,215)     (3,184,588)
                               ------------------------------------------------------
 BALANCE AT END OF YEAR                 267,299          3,452,758       4,113,403
                               ======================================================

                                             SCHEDULE IV

                                    CONSOLIDATED-TOMOKA LAND CO.
                                    MORTGAGE LOANS ON REAL ESTATE
                                          DECEMBER 31, 1999

<CAPTIONS>

                                                                                                       PRINCIPAL
FINAL                     FINAL              PERIODIC                                                  AMOUNT OF
DESCRIPTION     INTEREST  MATURITY           PAYMENT                   PRIOR   FACE       CARRYING       LOANS
                RATE      DATE               TERMS                     LIENS    AMT.      AMOUNT (A)   DELINQUENT
-----------     --------  --------           --------                  -----   -----      ----------   -----------
MORTGAGE N/R
SECURED BY
REAL ESTATE:

Volusia Co.     9.25%      09/03    Level, plus Balloon of $224,737     --      299,650     284,667      --
Volusia Co.     7.75%      12/01                Balloon of $531,325     --    1,969,541     531,325      --
Volusia Co      8.50%      12/01    Level, plus Balloon of $1,004,020   --    1,220,000   1,107,724      --
Volusia Co      7.25%      12/00                balloon of $612,845     --      612,845     612,845      --
Volusia Co      8.75%      09/03    Level, plus Balloon of $227,238     --      284,050     284,050      --
Volusia Co      7.75%      07/02                Balloon of $1,264,000   --    1,372,000   1,264,000      --
Highlands Co.   6.00%      04/09    Leval, plus Balloon of $1,753,415   --    2,550,000   2,550,000      --
Highlands Co.              05/02                Level                           600,000     600,000      --
Other        6.25%-10%    Various               Balloon of $34,600      --       34,600      34,600      --
                                                                    -----------------------------------------
                                                                        --  $ 8,942,686 $ 7,269,211      --
                                                                    =========================================

(A) FOR FEDERAL INCOME TAX PURPOSES, THE AGGREGATE BASIS OF THE LISTED MORTGAGES WAS $7,269,212

(B) A RECONCILIATION OF THE CARRYING AMOUNT OF MORTGAGES FOR THE THREE YEARS ENDED DECEMBER 31, 1999, 1998
    AND 1997 IS AS FOLLOWS:

                                                         1999         1998         1997
                                                        -------      -------     --------
   BALANCE AT BEGINNING OF YEAR                       $4,260,347  $ 5,146,017  $10,944,356
   NEW MORTGAGE LOANS                                  5,438,494      628,343       12,900
   COLLECTIONS OF PRINCIPAL                          ( 2,429,630)  (1,514,013) ( 5,811,239)
                                                      ------------------------------------
   BALANCE AT END OF YEAR                            $ 7,269,211  $ 4,260,347  $ 5,146,017
                                                      ====================================

                                    EXHIBIT 21

Subsidiaries of the Registrant

                                                             Percentage of
                                   Organized                 voting securities
                                   under                     owned by
                                   laws of                   immediate parent
                                   ---------                 ------------------

Consolidated-Tomoka Land Co.        Florida                  --
  Placid Utilities Company          Florida                  100.0
  Indigo Group Inc.                 Florida                  100.0
  Indigo Group Ltd.                 Florida                   99.0*
  (A Limited Partnership)
  Indigo Development Inc.           Florida                  100.0
  Indigo Commercial Realty Inc.     Florida                  100.0
  Palms Del Mar Inc.                Florida                  100.0
  Indigo International Inc.         Florida                  100.0


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

                                    EXHIBIT 23

            CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTS

TO: CONSOLIDATED-TOMOKA LAND CO.

     As independent certified public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference tin this Form 10-K, into the Company's previously filed
Registration Statements on Form S-8 (File 33-62679 (prior registration number 33-50954)).

                                          Arthur Andersen LLP

Tampa, Florida
March 14, 2000

                    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                            ON FINANCIAL STATEMENT SCHEDULES

TO CONSOLIDATED-TOMOKA LAND CO.:

We have audited in accourdance with generally accepted auditing standards, the consolidated financial statements of Consolidated-Tomoka Land Co. included in this Form 10-K, and have issued our report thereon dated January 26, 2000.
Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in item 14(a) 2 are the responisbility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data, required to be set forth therein in relation to the basic consolidtated financial statements taken as a whole.


                                      Arthur Andersen LLP


Orlando, Florida
January 26, 2000

                          CONSOLIDATED-TOMOKA LAND CO.



                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants                F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998      F-3

Consolidated Statements of Income for the three years ended
 December 31, 1999                                                F-4

Consolidated Statements of Shareholders' Equity for the
 three years ended December 31, 1999                              F-5

Consolidated Statements of Cash Flows for the three years
 ended December 31, 1999                                          F-6

Notes to Consolidated Financial Statements                        F-8

                   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
Consolidated-Tomoka Land Co.


   We have audited the accompanying consolidated balance sheets of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on an opinion on these financial statements based on our audits.

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



   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


   Orlando, Florida                                 Arthur Andersen LLP
   January 26,2000

                         Consolidated Balance Sheets

                                                                  December 31,
                                                         ----------------------------
                                                            1999             1998
                                                         -----------     -----------
Assets
Cash                                                      $16,458,208      $   283,200
Investment Securities (Note 3)                             16,689,438        1,191,390
Notes Receivable (Note 5)                                   7,365,754        9,115,868
Real Estate Held for Development and Sale (Note 6)         11,624,833       13,597,967
Deferred Income Taxes (Note 4)                              1,239,853        1,826,761
Refundable Income Taxes (Note 4)                                   --          285,199
Other Assets                                                1,634,499        1,653,994
Net Assets of Discontinued Citrus
 Operations(Note 2)                                                --       14,792,453
                                                           ----------       ----------
                                                           55,012,585       42,746,832
                                                           ----------       ----------
Property, Plant and Equipment
  Land, Timber and Subsurface Interests                     1,725,750        1,576,976
  Buildings, Equipment and Land Improvements                7,690,042        6,632,686
                                                           ----------       ----------
     Total Property, Plant and Equipment                    9,415,792        8,209,662
  Less Accumulated Depreciation                            (1,007,987)     (   855,043)
                                                           ----------       ----------
     Net Property, Plant and Equipment                      8,407,805        7,354,619
                                                           ----------       ----------
      Total Assets                                        $63,420,390      $50,101,451
                                                           ==========       ==========
Liabilities
Accounts Payable                                          $   251,241      $   292,646
Accrued Liabilities                                         4,232,820        4,368,464
Income Taxes Payable (Note 4)                                 631,528               --
Notes Payable (Note 7)                                     10,270,837       10,742,063
                                                           ----------       ----------
     Total Liabilities                                     15,386,426       15,403,173
                                                           ----------       ----------
SHAREHOLDERS' EQUITY
  Preferred Stock - 50,000 Shares Authorized,
   $100 Par Value; None Issued                                      -                -
  Common Stock - 10,000,000 Shares Authorized;
   $1 Par Value; 6,359,284 and 6,371,833
   Shares Issued and Outstanding at
   December 31, 1999 and 1998, respectively                 6,359,284        6,371,833
  Additional Paid-In Capital                                3,588,751        3,793,066
  Retained Earnings                                        38,085,929       24,533,379
                                                           ----------       ----------
     Total Shareholders' Equity                            48,033,964       34,698,278
                                                           ----------       ----------
     Total Liabilities and Shareholders' Equity           $63,420,390      $50,101,451
                                                           ==========       ==========

The accompanying notes are an integral part of these consolidated statements.

                           Consolidated Statements of Income

                                                               Calendar Year
                                                 -----------------------------------------
                                                     1999           1998            1997
                                                 ------------    ----------      ---------
Income
  Real Estate Operations:
    Sales and Other Income                     $17,129,879     $ 6,388,289     $ 5,411,787
    Costs and Other Expenses                   ( 8,600,185)    ( 4,866,888)    ( 3,408,109)
                                                ----------      ----------      ----------
                                                 8,529,694       1,521,401       2,003,678
                                                ----------      ----------      ----------
  Profit On Sales of Undeveloped
   Real Estate Interests                         2,115,768         132,033       7,725,007
                                                ----------      ----------      ----------
  Interest and Other Income                      1,853,808         784,471       1,369,086
                                                ----------      ----------      ----------
                                                12,499,270       2,437,905      11,097,771
General and Administrative Expenses            ( 2,879,365)    ( 2,318,730)    ( 5,932,023)
                                                ----------      ----------      ----------
Income From Continuing Operations Before
 Income Taxes                                    9,619,905         119,175       5,165,748
Income Taxes (Note 4)                          ( 3,260,946)    (    18,956)    ( 1,835,597)
                                                ----------      ----------      ----------
Net Income From Continuing Operations            6,358,959         100,219       3,330,151
Income From Discontinued Citrus Operations,
 Net of Tax (Note 2)                             9,423,733       1,203,895         681,216
                                                ----------      ----------      ----------
Net Income                                     $15,782,692     $ 1,304,114      $4,011,367
                                                ==========      ==========      ==========

Per Share Information:
Basic and Diluted
 Income From Continuing Operations             $      1.00    $       0.01     $      0.53

 Income From Discontinued Citrus Operations    $      1.48    $       0.19     $      0.11
                                                ----------      ----------      ----------
 Net Income                                    $      2.48    $       0.20     $       .64
                                                ==========      ==========      ==========


The accompanying notes are an integral part of these consolidated statements.

                               Consolidated Statements of Shareholders' Equity

                                                 Additional
                                   Common         Paid-In       Retained
                                   Stock          Capital       Earnings        Total
                                  ----------     -----------   ----------    ----------

Balance, December 31, 1996       $6,261,272      $1,782,105   $27,748,008   $35,791,385

Net Income                                -               -     4,011,367     4,011,367
Cash Dividends ($.65 per share)           -               -   ( 4,069,827)  ( 4,069,827)
Issuance of 110,561 Shares
 Pursuant to Exercise of Stock
 Options (Note 10)                  110,561       1,717,437                   1,827,998
Tax Benefit of Stock Options
 Exercised (Note 10)                                293,524                     293,524
                                 ----------       ---------    ----------     ---------
Balance, December 31, 1997        6,371,833       3,793,066    27,689,548    37,854,447

Net Income                                -               -     1,304,114     1,304,114
Cash Dividends ($.70 per share)           -               -   ( 4,460,283)  ( 4,460,283)
                                 ----------       ---------    ----------    ----------
Balance, December 31, 1998        6,371,833       3,793,066    24,533,379    34,698,278


Net Income                               --              --    15,782,692    15,782,692
Cash Dividends ($.35 per share)          --              --   ( 2,230,142)  ( 2,230,142)
Issuance of 4,651 Shares
 Pursuant to Exercise of Stock
 Options (Note 10)                    4,651      (    4,640)            -            11
Repurchase of 17,200 Shares      (   17,200)     (  199,675)               (    216,875)
                                  ---------       ---------    ----------    ----------
Balance, December 31, 1999       $6,359,284      $3,588,751   $38,085,929   $48,033,964
                                  =========       =========    ==========    ==========



The accompanying notes are an integral part of these consolidated statements.

                        Consolidated Statements of Cash Flows


                                                               Calendar Year
                                                      ---------------------------------------
                                                           1999          1998         1997
                                                      -----------    ----------    ----------
Cash Flow from Operating Activities
 Net Income                                         $15,782,692 $ 1,304,114    $ 4,011,367
Adjustments to Reconcile Net Income to Net
  Cash Provided by (Used In) Operating Activities:
    Discontinued Citrus Operations                  ( 9,423,733) (1,203,895)   $(  681,216)
    Depreciation and Amortization                       257,215     186,886        448,272
    (Gain) Loss on Sale of Property, Plant
      and Equipment                                 (     2,177)    114,973     (  260,490)
    Compensation Expense on Exercise of
      Stock Options                                          --          --      1,822,992

Decrease (Increase) in Assets
  Notes Receivable                                    1,750,114     902,482      4,751,931
  Real Estate Held for Development and Sale           1,973,134     221,101        680,427
  Deferred Income Taxes (Note 4)                        586,908  (   94,483)    (  806,774)
  Other Assets                                           19,495  (   33,626)    (  421,411)

(Decrease)Increase in Liabilities
  Accounts Payable                                  (    41,405) (  418,058)       248,156
  Accrued Liabilities                               (   135,644)    515,061        201,896
  Income Taxes Payable and Refundable (Note 4)          916,727  (2,394,727)     1,209,058
                                                     ----------   ---------     ----------
    Net Cash Provided by (Used In)
     Operating Activities                            11,683,326  (  900,172)    11,204,208
                                                     ----------  ----------     ----------
Cash Flow from Investing Activities
 Acquisition of Property, Plant and Equipment       ( 1,329,107) (4,818,717)   ( 1,941,415)
 Net (Increase) Decrease in Investment
  Securities (Note 3)                               (15,498,048) (  164,711)       369,736
 Proceeds from Sale of Property, Plant and
   Equipment                                             20,883   2,304,277      5,617,082
 Cash From Discontinued Citrus Operations (Note 2)   24,216,186   1,692,939        889,914
                                                     ----------  ----------     ----------
        Net Cash Provided by (Used In)
         Investing Activities                         7,409,914  (  986,212)     4,935,317
                                                     ----------  ----------     ----------
Cash Flow from Financing Activities
 Proceeds from Notes Payable (Note 7)                 2,469,000   5,577,000      7,760,000
 Payments on Notes Payable (Note 7)                 ( 2,940,226)( 8,332,460)   (12,210,248)
 Cash Proceeds from Exercise of Stock Options                --          --          5,006
 Funds Used to Repurchase Common Stock              (   216,864)         --             --
 Dividends Paid                                     ( 2,230,142)( 4,460,283)   ( 4,069,827)
                                                     ----------  ----------     ----------
        Net Cash Used in Financing Activities       ( 2,918,232)( 7,215,743)   ( 8,515,069)
                                                     ----------  ----------     ----------
Net Increase (Decrease) in Cash                      16,175,008  (9,102,127)     7,624,456
Cash Beginning of Year                                  283,200   9,385,327      1,760,871
                                                     ----------  ----------     ----------
Cash End of Year                                    $16,458,208 $   283,200   $  9,385,327
                                                     ==========  ==========     ==========

  Supplemental Disclosure of Noncash Operating Activities:

    In connection with the sale of real estate, the Company received, as consideration, mortgage notes receivable of $2,268,895, $628,343, and $12,900 for the years
    1999, 1998, and 1997, respectively.

    In connection with the sale of the citrus operations, the Company received as consideration, notes receivable of $3,150,000 for the year 1999.

    In connection with the exercise of stock options, the Company recorded compensation expense and income tax benefit of $1,822,992 and $293,524, respectively for the year 1997.

    Total interest paid was $901,988, $1,040,737 and $1,507,246 for the years
    1999, 1998, and 1997, respectively.

    Total income taxes paid were $8,870,891,$3,069,525 and $1,780,000 for the years
    1999, 1998, and 1997, respectively.


The accompanying notes are an integral part of these consolidated statements.












            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1999, 1998, and 1997

   NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation
            The consolidated financial statements include the accounts of Consolidated-Tomoka Land Co. and its wholly owned subsidiaries: Indigo Group Inc.,Indigo Group Ltd.,
            Indigo International Inc., and Indigo Development Inc.
            collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

            Real Estate Held for Development and Sale
            The carrying value of real estate held for development and sale includes the initial acquisition costs of land, improvements thereto, and other costs incidental to the acquisition or development of land. These costs are allocated to properties on a relative sales value basis and are charged to costs of sales as specific properties are sold. Approximately $330,273 and $359,407 of interest and $321,067 and $465,506 of property taxes were capitalized during 1998 and 1997, respectively.
            No interest or property taxes were capitalized to real estate held for development and sale during 1999, as there was no significant development during the period.

            Property, Plant and Equipment
            Property, plant and equipment are stated at cost, less accumulated depreciation. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is taken into income.

            The amount of depreciation taken for the years 1999, 1998, and 1997 was $257,215, $186,886, and $448,272, respectively.

            The range of estimated useful lives for property, plant and equipment is as follows:

            Buildings                             10-40 Years
            Equipment                              3-30 Years
            Land Improvements                     10-20 years



   NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Long-Lived Assets
            The Company has reviewed the recoverability of long-lived assets, including real estate held for development and sale and certain identifiable intangibles,for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
            There has been no material impairment of long-lived assets reflected in the consolidated financial statements for the three years ended December 31, 1999.

            Sale of Real Estate
            The profit on sales of real estate is accounted for in accordance with the provisions of the Statement of Financial Accounting Standards No. 66,
            (SFAS) "Accounting for Sales of Real Estate (SFAS 66)."
            The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS 66. No income was was deferred for the three years in the period ended
            December 31, 1999.

            Unfunded Deferred Compensation Plans
            The Company maintains two unfunded deferred compensation plans. One plan is established for the Board of Directors of the Company, with the second plan established for the officers and key employees of the Company.
            Under the plans, any member of the Board of Directors, officer or key employee may elect to defer all or a portion of his compensation. The amount of deferred compensation shall increase annually by an amount which is equal to interest on the deferred compensation at the rate of return earned by the Company on its short-term investments. Compensation credited to a participant shall be deferred until such participant ceases to be a member of the board of directors, officer or key employee, at which time the amounts accumulated shall be distributed in the manner elected. The plans are nonqualified plans as defined by the Internal Revenue Service. The amount of deferred compensation reflected in accrued liabilities on the balance sheet at December 31, 1999 and 1998 was $3,591,613 and $3,155,307, respectively.

            Pensions
            The Company has a funded, non-contributory defined benefit pension plan covering all eligible full-time employees. The Company's method of funding and accounting for pension costs is to fund and accrue all normal costs plus an amount necessary to amortize past service cost over a period of 30 years.
            (See Note 9 "Pension Plan").

            Concentration of Credit Risk
            Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investment securities, accounts receivables and notes receivable.

            Fair Value of Financial Instruments
            The carrying amounts of the Company's financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable at December 31, 1999 and 1998, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes receivable and notes payable approximates fair value at December 31, 1999 and 1998, since the notes are at floating rates or fixed rates which approximate current market rates for notes with similar risks and maturities.


   NOTE 2   DISCONTINUED CITRUS OPERATIONS

            On December 28, 1998, the Company entered into an agreement for the sale of its citrus operations. The transaction closed on April 7, 1999. The results of the citrus operations have been reported separately as discontinued operations in the Consolidated Statements of Income. Prior year consolidated financial statements have been restated to present citrus operations as discontinued operations. The assets and liabilities associated with the citrus operations as of December 31, 1998 have been presented separately on the consolidated balance sheets as "Net Assets of Discontinued Citrus Operations." Summary financial information of the citrus operations is as follows:








                                                     Year Ended December 31,
                                                     ----------------------
                                                  1999        1998          1997
                                                  ----        ----          ----
         Revenues from Discontinued
          Citrus Operations                   $ 5,393,171 $11,726,251   $ 9,444,783
                                               ==========   ==========   ==========

         Income from Discontinued Citrus
          Operations Before Tax               $ 2,206,440 $ 1,930,247   $ 1,092,217

         Income Tax Expense from Discontinued
          Citrus Operations                     ( 830,283)  ( 726,352) (    411,001)

         Gain on Sale of Citrus Operations
          (Net of Income Tax of $4,721,536)     8,047,576          --            --
                                                ---------    --------    ----------
         Net Income from Discontinued
          Citrus Operations                   $ 9,423,733 $ 1,203,895   $   681,216
                                                =========   =========     =========

            Following is a summary of significant accounting policies related to the citrus operations.

            Until the sale of the citrus operations in April 1999,
            the Company    harvested and sold both fresh and
            to-be-processed citrus from its bearing groves, all of which were located in Highlands County, Florida. Fresh fruit sales were made by the Company through the Company owned packing plant to wholesale produce distributors and retail grocery chains primarily in the Eastern and
            Midwestern regions of the United States and Canada. Revenues and related costs of sales were recognized at time of shipment. The to-be-processed fruit was sent to Citrus World, Inc. (Citrus World), an agricultural cooperative owned by the Company and twelve other growers. The cooperative processes the fruit and markets it under several names on a regional and national basis. Citrus
            World pools its own fruit with the fruit purchased
            fruit with the fruit purchased from the Company and other
            citrus growers,   processes the pooled fruit and sells
            the products produced.

            Each participant in the pool, including Citrus World, shares ratably in the proceeds from the sale of products, net of Citrus World's actual processing and marketing marketing costs, plus a per-unit handling fee. Citrus World makes periodic payments to all participants based on their pro rata share of net sales proceeds and makes final payment after all the products in the pool have been sold. The Company recorded estimated revenues at the time of delivery of the fruit to Citrus World and finalized revenues after all the products in the pool had been sold. During the years 1999, 1998, and 1997, the Company's estimated pro rata share of net sales proceeds under the above pooling agreement amounted to $1,217,604, $4,321,531, and $3,107,919, respectively.

            Direct and allocated indirect costs incurred in connection with the production of crops were capitalized into cost of fruit on trees. As the crop was harvested and sold, the related costs were charged to production expense, pro-rata based on the boxes harvested and sold to the estimated total boxes expected to be harvested and sold.
            The cost of fruit on trees was carried at the lower of cost or market.

   NOTE 3   INVESTMENT SECURITIES

            The Company accounts for investment securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and
            Equity Securities (SFAS 115)." This standard requires classification of the investment portfolio into three categories: held to maturity, trading, and available for sale. The Company classifies as held to maturity maturity those securities which the Company has the intent and ability to hold through their stated maturity date. Investment securities which are classified as held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. Available for sale investment securities are reported reported at fair value, with unrealized gains and losses reported as a separate component of comprehensive income. As of December 31, 1999, there was no material difference between the carrying value and market value. Gains and losses are determined using the specific indentification method. Investment securities as of December 31, 1999 and 1998 are as follows:

                                                          1999          1998
                                                          ----          ----
         Investments Held to Maturity
         ----------------------------
         Debt Securities Issued by States
          and Political Subdivisions of States        $13,399,247    $1,134,018
          Mortgage-Backed Securities                       30,236        57,372
                                                       ----------    ----------

         Total Investments Held to Maturity            13,429,483     1,191,390
                                                       ----------     ---------
         Investments Available for Sale
         ------------------------------
         Preferred Stocks                               3,259,955            --
                                                       ----------    ----------
           Total Investments Available for Sale         3,259,955            --
                                                       ----------    ----------
           Total Investment Securities                $16,689,438    $1,191,390
                                                       ==========     =========




        The contractual maturities of investment securities held to maturity are as follows:

             Maturity Date                             Amount
            ----------------                         -----------
             Within 1 year                           $12,012,016
             1-5 Years                                   513,604
             6-10 Years                                  126,760
             After 10 Years                              777,103
                                                     -----------
                                                     $13,429,483
                                                     ===========

NOTE 4   INCOME TAXES

         The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes."

         The provision for income taxes is summarized as follows:

                              1999                    1998                    1997
                              ----                    ----                    ----
                        Current    Deferred     Current     Deferred    Current    Deferred
                        -------    --------     -------     --------    -------    --------
            Federal   $2,258,051  $ 496,686  $ 134,271  $( 122,538)  $2,354,615  $(803,103)
            State        415,987     90,222   ( 20,832)     28,055      287,756   (  3,671)
                       ---------    --------   ---------   ---------   --------    -------
            Total     $2,674,038  $ 586,908  $ 113,439  $ ( 94,483)  $2,642,371  $(806,774)
                       =========    ========   =========   =========  =========   ========

            Deferred income taxes have been provided to reflect temporary differences that represent the cumulative difference between taxable or deductible amounts recorded in the financial statements and in the tax returns. The sources of these differences and the related deferred provision (credit) and deferred income tax assets
           (liabilities) are summarized as follows:

                                    Provision (Credit)                Deferred Taxes
                                -----------------------------        ------------------
                                1999         1998        1997       1999           1998
                                ----         ----        ----       ----           ----
          Depreciation       $(123,690) $    66,778 $   117,562   $( 82,052)   $( 205,742)

          Sales of Real
           Estate             (  1,379)    (103,981) (1,278,181)    417,383       416,004

          Deferred
           Compensation       (198,122)    (179,984) (  197,463)  1,385,464     1,187,342

          Basis
           Difference in
           Joint Venture     (  25,288)      79,707      81,454   1,192,245     1,166,957

          Revolving Fund
           Certificates      (  58,231)    ( 13,798) (   58,112)    410,274       352,043

          Charitable
           Contributions
           Carryforward        527,115      700,043  (1,961,789)  1,888,566     2,415,681

          Other                413,625     ( 34,418)    115,093  (  119,468)      294,157
          Less-Valuation
           Allowance            52,878     (608,830)  2,374,662  (3,852,559)   (3,799,681)
                             ---------     --------   ---------   ---------     ---------
                          $    586,908  $  ( 94,483)$(  806,774) $1,239,853    $1,826,761
                             =========     ========   =========   =========    ==========


          Following is a reconciliation of the income tax computed at the federal statutory rate of 35 percent for 1999 and 34 percent for 1998 and 1997.

                                                           Calendar Year
                                                             -------- ----
                                                   1999         1998        1997
                                                   ----         ----        -----
          Income Tax Computed at
           Federal Statutory Rate              $3,366,967   $   40,520    $1,756,354
          Increase (Decrease) Resulting
           from:
          State Income Tax, Net of
           Federal Income Tax Benefit             342,035        4,768       187,497
            Tax Exempt Interest Income         (  274,687)    (150,461)    (  41,050)
          Other Reconciling Items              (  173,369)     124,129     (  67,204)
                                                ---------    ---------     ---------
           Provision for Income Taxes          $3,260,946   $   18,956    $1,835,597
                                                =========    =========     =========

NOTE 5    NOTES RECEIVABLE
          Notes Receivable consisted of the following:







                                                                      December 31,
                                                                -------------------------
                                                                    1999           1998
                                                                -----------    ----------
       Mortgage Notes Receivable
          Various notes with interest rates ranging
           from 6% to 9.5% with payments due from 2000
           through 2009.  Collateralized by real
           estate mortgages held by the Company                  $ 6,669,211   $ 4,260,347



         Other Notes Receivable
          Interest at 6.2%, total principal and
           accrued interest paid in full during 1999                     --     4,740,497

          Interest at prime rate, receivable in
           monthly installments of principal and
           interest to amortize the original note
           over a period of 15 years, due January
           2004                                                       96,543      115,024

          Payable in three annual installments
           of $200,000 through May 2002                              600,000           --
                                                                 -----------   ----------
          Total Notes Receivable                                 $ 7,365,754  $ 9,115,868
                                                                  ==========   ==========

          The prime rate of interest was 8.50% and 7.75% at December 31, 1999 and 1998, respectively.

          The required annual principal receipts are as follows:

          Year ending December 31,                                               Amount
                                                                              -----------
          2000                                                               $ 1,018,270
          2001                                                                 1,912,040
          2002                                                                 1,595,621
          2003                                                                   590,708
          2004                                                                    89,882
          2005 and Thereafter                                                  2,159,233
                                                                              ----------
                                                                             $ 7,365,754
                                                                              ==========







NOTE 6    REAL ESTATE HELD FOR DEVELOPMENT AND SALE

          Real estate held for development and sale as of December 31, 1999 and 1998 is summarized as follows:

                                                       December 31
                                                 --------------------------
                                                  1999               1998
                                                ----------         ---------
          Undeveloped Land                     $   844,523        $   961,674
          Land and Land Development             10,683,285         12,539,268
          Completed Houses                          97,025             97,025
                                                ----------         ----------
                                               $11,624,833        $13,597,967
                                                ==========         ==========

NOTE 7    NOTES PAYABLE

          Notes Payable consisted of the following:


                                                                         December 31,
                                                                   ----------------------
                                                                    1999            1998
                                                                    ----            ----
          Mortgage Notes Payable
          Mortgage notes payable are collateralized
          by real estate mortgages held by the
          lender.  As of December 31, 1999 and 1998,
          mortgage notes payable consisted of the
          following:

          Payments of $266,783, including interest
           at 8.8% payable quarterly through
           April 2002; principal balance due
           July 2002                                          $ 8,618,697        $ 8,911,124

          Interest payable quarterly at 10%,
           principal and outstanding interest
           due October 2005                                     1,200,000          1,200,000

          Industrial Revenue Bonds
          Industrial revenue bonds payable are
           collateralized by real estate.
           Interest at 80.65% of prime rate,
           payable in monthly installments of
           principal and interest to amortize
           the original debt over a period
           of 18 years, due January 2004                          452,140            534,939


          Line of Credit
           A line of credit totaling $7,000,000
           payable on demand, with interest at
           the lower of prime rate minus .75% or
           the LIBOR Market Index rate plus 1.5%                       --             96,000
                                                               ----------         ----------
                                                              $10,270,837        $10,742,063
                                                               ==========         ==========


       The required annual principal payments on notes payable are as follows:


          Year Ending December 31,                                              Amount
          ------------------------                                           ----------
          2000                                                              $   416,575
          2001                                                                  453,634
          2002                                                                8,065,999
          2003                                                                  123,854
          2004                                                                   10,775
          2005 and Thereafter                                                 1,200,000
                                                                             ----------
                                                                            $10,270,837
                                                                             ==========

          Interest expense was $901,988, $1,070,737, $1,507,246 for 1999, 1998, and 1997, respectively.

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

             Due to the sale of the citrus operations, the Company recognized a curtailment and settlement gain during 1999. Consequently, income from discontinued citrus operations includes a gain of $636,724, resulting from the settlement and curtailment.







             The Company's net periodic pension cost included the following components:


                                                                  December 31,
                                                                  ------------
                                                        1999        1998        1997

                                                        ----        ----        ----

          Service Cost                             $ 257,773       $251,669    $198,123
          Interest Cost on Projected Benefit
           Obligation                                329,624        315,598     289,424
          Actual Return on Plan Assets              (197,462)      (581,457)   (759,642)
          Net Amortization                          (268,759)       133,627     348,622
          Accelerated Recognition of
           Unrecognized net gain under FAS 88       (117,020)            --          --
                                                    --------        -------     -------

         Net Periodic Pension Cost                $    4,156       $119,437    $ 76,527
                                                     =======        =======     =======



         The change in benefit obligation is as follows:

                                                           1999           1998
                                                         ----------     ---------
         Benefit Obligation at Beginning of Year         $4,784,088    $4,584,714
         Service Cost                                       166,538       251,669
         Interest Cost                                      290,367       315,598
         Actuarial Loss (Gain)                               10,219    (   25,943)
         Benefits Paid                                    ( 545,320)   (  341,950)
         Curtailment and Settlement                       ( 912,990)           --
                                                          ---------     ---------
         Benefit Obligation at End of Year                3,792,902     4,784,088
                                                          =========     =========
         The change in plan assets is as follows:
         Fair Value of Plan Assets at Beginning of
           Year                                           5,101,905     4,862,398
         Actual Return on Plan Assets                       197,462       581,457
         Curtailment and Settlement                      (  304,176)           --
         Plan Expenses Paid                              (   97,394)   (   86,934)
         Benefits Paid                                   (  143,750)   (  255,016)
                                                           --------     ---------
         Fair Value of Plan Assets at End of Year         4,754,047     5,101,905
                                                          =========     =========

         The accrued pension liability consists
          of the following:


         Plan Assets In Excess of
          Projected Benefit Obligation                     961,145        317,817
         Unrecognized Prior Service Cost                     4,112          5,029
         Unrecognized Net Gain                           ( 546,478)    (  515,441)
         Unrecognized Transition Asset                   (  95,078)    (  116,272)
                                                          --------       ---------
         Prepaid (Accrued) Pension Liability           $   323,701    $(  308,867)
                                                          ========       =========

         The actuarial assumptions made to determine the projected benefit obligation and the fair value of plan assets are as follows:

                                                                   December 31,
                                                                  ------------
                                                                 1999         1998
                                                                  -----         ----
         Weighted Average Discount Rate                           7.0%         7.0%
         Weighted Average Asset Rate of Return                    9.0%         9.0%
         Compensation Scale                                       5.0%         5.0%

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

             The Company recognizes postretirement expenses in accordance with adopted SFAS No. 106,
             "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), which requires that expected
             costs of postretirement benefits be   charged to expense
             during the years the employees render service.
             The Company elected to amortize the unfunded obligation measured at adoption of SFAS 106 over a period of 20 years. The effect of this amortization expense recognized in 1999, 1998, and 1997 was $70,160, $98,532, and $102,639, respectively. The accrued postretirement benefit cost reflected in the consolidated consolidated balance sheet at December 31, 1999 and 1998 was $154,283 and $240,129, respectively.

   NOTE 10   STOCK OPTION PLAN

             The Company maintains a stock option plan (the Plan) pursuant to which 530,000 shares of the Company's common stock may be issued. Under the Plan the option exercise price equals the stock's market price on the date of grant. The options vest over five years and all expire after ten years The Plan provides for the grant of The Plan provides for the grant of (1) incentive stock options which satisfy the requirements of Internal Revenue Code (IRC) Section 422, and (2) nonqualified options which are not entitled to favorable tax treatment under IRC Section 422. No optionee may exercise incentive stock options in any calendar year for shares of common stock having a total market value of more than $100,000 on the date of grant (subject to certain carryover provisions). In connection with the grant of nonqualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment which may be paid in whole or in part in cash or in shares of common stock equal to all or a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise.

             The Company accounts for the Plan under Accounting
             Principles Board Opinion No. 25. Had compensation cost for the Plan been determined consistent with SFAS Statement No. 123,"Accounting for Stock
             Based Compensation", the Company's net income and earnings per share would not have been materially different than reported.

             On September 24, 1999, Baker, Fentress & Company distributed its 79% ownership in the Company, resulting in a change in control and thus vesting of all outstanding options.

             A summary of the status of the Company's stock option plan for the three years ended December 31, 1999 and changes during the years then ended is as follows:

                                        1999              1998             1997
                                      --------------    --------------   -------------
                                      Shares Wtd Avg    Shares Wtd Avg   Shares  Wtd Avg
                                             Ex Price          Ex Price          Ex Price
                                      ------- -------   ------  -------   -------- -------
         Outstanding at beginning
          of year                    196,800  $15.91  148,800   $15.36    327,300   $12.87
         Granted                      48,000  $14.75   48,000   $17.62     48,000   $16.87
         Exercised                  ( 22,400) $13.17       --            (226,500)  $12.09
         Expired                    (  2,400) $14.04       --                  --
                                      ------           ------             -------
         Outstanding at end of year  220,000  $15.95  196,800   $15.91    148,800   $15.36
                                     =======          =======             =======
         Exercisable at end of year  220,000  $15.95  108,480   $15.07     71,680   $14.52
                                     =======          =======             =======
         Weighted average fair value
          options granted during
          the year                     $4.63            $5.58               $5.13
                                     =======           ======             =======


             Of the 226,500 options exercised in 1997, 115,939 options were surrendered in payment of the cash exercise price of the remaining options. The option exercise and accrual of stock appreciation rights resulted in compensation expense of $1,822,992 and
             $1,409,109, respectively, included in general and administrative expenses primarily during the fourth quarter. Additionally, the exercise resulted in in $1,216,240 of income tax benefit, of which $293,524 was recorded as an addition to additional paid-in capital.

             Of the 220,000 options outstanding at December 31, 1999, 76,000 have exercise prices between $12.12 and $17.15 with a weighted average exercise price of $15.09 and a weighted average contractual life of 5.2 years. The remaining 144,000 options have exercise prices between $14.75 and $17.62, with a weighted average exercise price of $16.41 and a weighted average contractual life of
             8 years.   All options outstanding are exercisable.

   NOTE 11   EARNINGS PER SHARE

             Basic earnings per common share were computed by
             dividing income by the weighted average number of shares of common stock outstanding during the year.
             Diluted earnings per common share were determined based on the assumption of the conversion of stock options using
             the treasury stock method   at average cost for the
             periods.


                                                          1999          1998          1997
                                                         ------        ------        ------
          Income Available to Common Shareholders:
            Income from Continuing Operations          $ 6,358,959   $  100,219   $3,330,151
            Income from Discontinued Citrus Operations   9,423,733    1,203,895      681,216
                                                         ---------    ---------    ---------
            Net Income                                 $15,782,692   $1,304,114   $4,011,367
                                                        ==========    =========    =========


          Weighted Average Shares Outstanding            6,373,490    6,371,833    6,288,452
          Common shares Applicable to Stock Options
           Using the Treasury Stock Method                   3,754       11,834       22,789
                                                         ---------    ---------    ---------
          Total Shares Applicable to Diluted Earnings
           Per Share                                     6,377,244    6,383,667    6,311,241
                                                         =========    =========    =========
          Basic and Diluted Earnings Per Share
           Income from Continuing Operations            $     1.00    $      .01  $      .53
           Income from Discontinued Citrus Operations   $     1.48    $      .19  $      .11
                                                         ---------     ---------   ---------
           Net Income                                   $     2.48    $      .20  $      .64
                                                         =========     =========   =========

   NOTE 12   LEASE OBLIGATIONS

             The Company leases certain equipment, land and improvements under operating leases.

             Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1999, are summarized as follows:


          Year Ending December 31,                                          Amounts
                                                                          --------
          2000                                                           $  183,860
          2001                                                              183,860
          2002                                                              164,279
          2003                                                              214,278
          2004                                                              100,000
          2005 and  Thereafter                                            6,550,000
                                                                          ---------
                                                                         $7,396,277
                                                                          =========

             Rental expense under all operating leases amounted to $242,300, $347,958,and $351,785 for the years ended
             December 31, 1999, 1998 and 1997, respectively.

   NOTE 13  RELATED PARTIES

             Baker, Fentress & Company, a publicly owned, closed-end investment company, owned approximately 79 percent of the Company's outstanding common stock at December 31, 1998. On September 24, 1999, Baker,
             Fentress & Company distributed its ownership distributed its ownership in the Company to its shareholders.

             The Company owns non-voting stock, in the aggregate amount of $1,063,575, in Citrus World. This non-voting stock represents per unit retain contributions and are considered to have no value for financial statement purposes until redeemed. (See Note 2 "Discontinued
             Citrus Operations").

QUARTERLY FINANCIAL DATA (Unaudited)


                                               (In thousands except per share amounts)

                                                           THREE MONTHS ENDED
                                   March 31,            June 30,          September 30,          December 31,
                                ---------------       ---------------    ----------------      ---------------
                                1999      1998        1999     1998       1999     1998        1999       1998
                                ----      ----        ----     ----      -----     ----

Income:

Real Estate Operations:
 Sales and Other Income   $1,287,026 $1,376,649  $5,992,136 $1,533,071 $6,381,248 $1,515,308 $ 3,469,469 $ 1,963,261
 Costs and Other Expenses (1,142,128) ( 931,554) (1,667,480)(1,351,771)(4,517,593) ( 792,639) (1,272,984)( 1,790,924)
                           ---------    -------   ---------  ---------  ----------  --------   ---------   ---------
                             144,898    445,095   4,324,656    181,300  1,863,655    722,669   2,196,485     172,337
                           ---------    -------   ---------   --------  ---------   --------   ---------   ---------

Profit on Sales of
 Undeveloped Real
  Estate Interests             3,500     96,415   2,028,338     17,923     67,476     10,385     16,454       7,310
                            --------    -------   ---------    -------  ---------    -------    --------  ---------
Interest and Other
 Income                      197,010    257,473     407,101     78,458    574,373    242,622    675,324     205,918
                            --------    -------   ---------    -------  ---------    -------    -------   ---------
                             345,408    798,983   6,760,095    277,681  2,505,504    975,676  2,888,263     385,565


General and Administrative
 Expenses                  ( 990,206)  (840,550) (  878,483) ( 585,789) ( 868,726) ( 596,427) ( 141,950)  ( 295,964)
                            --------    -------    --------    -------    -------   --------   --------   ---------
Income From Continuing
 Operations Before
 Income Taxes              ( 644,798)  ( 41,567)  5,881,612  ( 308,108) 1,636,778    379,249  2,746,313      89,601


Income Taxes                 250,575     24,841  (2,222,817)   119,220  ( 491,463) ( 144,197) ( 797,241) (   18,820)

                             -------   --------   ---------   --------   --------   --------   --------   ---------

Net Income From Continuing
 Operations                ( 394,223) (  16,726)  3,658,795  ( 188,888) 1,145,315    235,052   1,949,072     70,781

Income From Discontinued
 Citrus Operations         1,250,597    446,877   7,859,660    409,886 (   41,130) ( 307,737)    354,606    654,869
                             -------   --------   ---------   --------  ---------   --------    --------   ---------

Net Income                 $ 856,374 $  430,151 $11,518,455   $220,998 $1,104,185 $(  72,685) $2,303,678  $ 725,650
                            ========    =======  ==========   ========  =========   ========   =========  =========

Per Share Information:
 Basic and Diluted
  Income From Continuing
  Operations                  ($0.06)   ($0.00)      $0.57     ($0.03)     $ 0.19      $0.03      $0.30      $0.01





  Income From Discontinued
   Citrus Operations           $0.19     $0.07       $1.24      $0.06      $(0.01)    $(0.04)     $0.06      $0.10
                           ---------   -------      ------     ------     -------     -------     -----      -----
  Net Income                   $0.13     $0.07       $1.81      $0.03      $ 0.18     $(0.01)     $0.36      $0.11
                           =========   =======      ======     ======     =======     ======      =====      =====
