Form 10-Q
period 2000-03-31
CONSOLIDATED TOMOKA LAND CO
filed 2000-05-02
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

        X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       ___     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

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

                        Yes   X               No
                             -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Class of Common Stock                                        Outstanding
                                                             April 26, 2000

   $1.00 par value                                            5,976,464

                                  CONSOLIDATED-TOMOKA LAND CO.


                                          INDEX



                                                           Page No.
                                                          ----------


PART I - FINANCIAL INFORMATION

       Consolidated Condensed Balance Sheets -
            March 31, 2000 and December 31, 1999                3

       Consolidated Condensed Statements of Income -
         Three Months Ended March 31, 2000 and 1999             4


       Consolidated Statement of Shareholders' Equity -
         Three Months Ended March 31, 2000                      5

       Consolidated Condensed Statements of Cash Flows -
         Three Months Ended March 31, 2000 and 1999             6

       Notes to Consolidated Condensed Financial Statements     7-9

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    10-12

PART II -- OTHER INFORMATION                                    13

SIGNATURES                                                      14

                        PART I -- FINANCIAL INFORMATION

                         CONSOLIDATED-TOMOKA LAND CO.
                    CONSOLIDATED CONDENSED BALANCE SHEETS



                                                    (Unaudited)
                                                     March 31,    December 31,
                                                       2000          1999
                                                     ---------    ------------

ASSETS
Cash                                                 $    697,208    $16,458,208
Investment Securities                                  27,059,405     16,689,438
Notes Receivable                                        7,271,741      7,365,754
Real Estate Held for Development and Sale              11,556,984     11,624,833
Deferred Income Taxes                                   1,239,853      1,239,853
Other Assets                                            1,754,693      1,634,499
Property, Plant, and Equipment - Net                    8,685,026      8,407,805
                                                       ----------     ----------
     TOTAL ASSETS                                     $58,264,910    $63,420,390
                                                       ==========     ==========

LIABILITIES
Accounts Payable                                      $   155,723    $   251,241
Accrued Liabilities                                     4,089,498      4,232,820
Income Taxes Payable                                      531,525        631,528
Notes Payable                                          10,162,023     10,270,837
                                                       ----------     ----------
     TOTAL LIABILITIES                                 14,938,769     15,386,426
                                                       ----------     ----------
SHAREHOLDERS' EQUITY
Common Stock                                            5,995,224      6,359,284
Additional Paid-in Capital                                     --      3,588,751
Retained Earnings                                      37,330,917     38,085,929
                                                       ----------     ----------
     TOTAL SHAREHOLDERS' EQUITY                        43,326,141     48,033,964
                                                       ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $58,264,910    $63,420,390
                                                       ==========     ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                         CONSOLIDATED-TOMOKA LAND CO.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                           (Unaudited)
                                                         Three Months Ended
                                                      ---------------------------
                                                      March 31,       March 31,
                                                        2000            1999
                                                      ---------       -----------
INCOME:

  Real Estate Operations:
    Sales and Other Income                          $  1,497,678     $  1,287,026
    Costs and Expenses                               ( 1,285,785)     ( 1,142,128)
                                                      ----------       ----------
                                                         211,893          144,898
                                                      ----------       ----------
  Profit on Sales of Undeveloped
    Real Estate Interests                                 82,527            3,500
                                                      ----------       ----------
  Interest and Other Income                              443,539          197,010
                                                      ----------       ----------
                                                         737,959          345,408

General and Administrative Expenses                   (1,008,798)     (   990,206)
                                                      ----------       ----------

Loss From Continuing Operations Before
 Income Taxes                                        (   270,839)     (   644,798)
Income Taxes                                             100,003          250,575
                                                      ----------       ----------
Loss From Continuing Operations                      (   170,836)     (   394,223)

Income From Discontinued Citrus Operations,
 Net of Tax                                                   --        1,250,597
                                                      ----------        ---------
Net Income (Loss)                                    (   170,836)         856,374
                                                      ==========        =========
PER SHARE INFORMATION:
 Basic and Diluted
  Loss From Continuing Operations                    $     (0.03)     $     (0.06)

  Income From Discontinued Citrus Operations                  --      $      0.19
                                                      ----------        ---------
  Net Income (Loss)                                  $     (0.03)     $      0.13
                                                      ==========        =========
 Dividends                                           $      0.05      $      0.35
                                                      ==========        =========

See accompanying Notes to Consolidated Condensed Financial Statements.

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                            Additional
                                Common      Paid-In           Retained
                                Stock       Capital           Earnings        Total
                               ---------    -----------       ---------      ---------
Balance, December 31, 1999     6,359,284    $ 3,588,751      $38,085,929     $48,033,964

Net Loss                                                     (   170,836)    (   170,836)
Cash Dividends
  ($.05 per share)                                           (   315,707)    (   315,707)
Repurchase of 364,060 Shares (   364,060)    (3,588,751)     (   268,469)    ( 4,221,280)
                              ----------      ---------       ----------      ----------
Balance, March 31, 2000        5,995,224             --       37,330,917      43,326,141
                              ==========      =========       ==========      ==========



                         CONSOLIDATED-TOMOKA LAND CO.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                            (Unaudited)
                                                         Three Months Ended
                                                      --------------------------
                                                      March 31,         March 31,
                                                        2000              1999
                                                      ---------         ---------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                 $( 170,836)     $   856,374
   Adjustments to Reconcile Net Income (Loss) to
    Net Cash (Used In) Provided by Operating
    Activities:
    Discontinued Citrus Operations                                    (1,250,597)
    Depreciation and Amortization                         71,310          63,700
    Gain on Sale of Property, Plant and Equipment                     (   10,305)

  Decrease (Increase) in Assets:
    Notes Receivable                                      94,013      (  271,944)
    Real Estate Held for Development                      67,849          69,096
    Other Assets                                       ( 120,194)     (  181,572)

  (Decrease) Increase in Liabilities:
    Accounts Payable                                  (   95,518)     (   249,664)
    Accrued Liabilities                               (  143,322)         497,238
    Income Taxes Payable                              (  100,003)         503,954
                                                       ---------        ---------
    Net Cash (Used In) Provided By Operating
     Activities                                       (  396,701)          26,280
                                                       ---------        ---------
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant, and Equipment       (   348,531)     (   165,559)
 Net Increase in Investment Securities               (10,369,967)          18,057
 Proceeds from Sale of Property, Plant and Equipment          --           20,883
 Cash from Discontinued Citrus Operations                     --        1,670,828
                                                       ---------        ---------
   Net Cash (Used In) Provided by Investing
    Activities                                       (10,718,498)       1,544,209
                                                       ---------        ---------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable                                  --        2,443,000
 Payments on Notes Payable                           (   108,814)     ( 1,672,723)
 Funds Used to Repurchase Common Stock               ( 4,221,280)              --
 Dividends Paid                                      (   315,707)     ( 2,230,142)
                                                       ---------        ---------
  Net Cash Used in Financing Activities              ( 4,645,801)     ( 1,459,865)
                                                       ---------        ---------
Net (Decrease)Increase In Cash                       (15,761,000)         110,624
Cash at Beginning of Period                           16,458,208          283,200
                                                       ---------        ---------
Cash At End of Period                                $   697,208      $   393,824
                                                       =========        =========

See accompanying Notes to Consolidated Condensed Financial Statements.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   1. Principles of Interim Statements. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The information presented in the unaudited consolidated condensed financial statements reflects all adjustments which are, in the opinion of the management, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated condensed format is designed to be read in conjunction with the last annual report. For further information refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

          The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

   2. Discontinued Citrus Operations. On April 7, 1999 the Company completed the sale of its citrus operations. The results of the citrus operations have been reported separately as discontinued operations in the Consolidated Statements of Income. There were no remaining assets or liabilities of the operations as of March 31, 2000 and December 31, 1999. Summary financial information of the citrus operations is as follows:

                                                 Three Months Ended
                                               ----------------------
                                               March 31,      March 31,
                                                 2000           1999
                                              ---------      ---------
   Revenues from Discontinued Citrus
     Operations                              $       --      $5,157,513
                                              =========      ==========
   Income from Discontinued Citrus
    Operations Before Tax                            --       2,005,126
   Income Tax Expense from Discontinued
    Citrus Operations                                --     (   754,529)
                                              ---------       ---------
   Net Income from Discontinued
    Citrus Operations                        $       --      $1,250,597
                                              =========       =========

   3. Common Stock and Earnings Per Common Share. Pursuant to the stock repurchase program, approved by the Board of Directors at their July 21, 1999 meeting, the Company repurchased 364,060 shares of its common stock at a cost of $4,221,280 during the quarter ended March 31, 2000. Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.


                                                 Three Months Ended
                                           March 31                March 31
                                            2000                    1999
                                           ---------              ----------
Loss Available to Common Shareholders:

  Loss from Continuing Operations        $(   170,836)           $(   394,223)
  Income from Discontinued Citrus
   Operations                                      --               1,250,597
                                            ---------               ---------
  Net Income                             $(   170,836)            $   856,374
                                            =========               =========

Weighted Average Shares Outstanding         6,233,448               6,371,833

Common Shares Applicable to Stock
 Options Using the Treasury Stock Method           --                   7,150
                                            ---------               ---------

Total Shares Applicable to Diluted
 Earnings Per Share                         6,233,448               6,378,983
                                            =========               =========

Basic and Diluted Earnings Per Share:

   Loss from Continuing Operations             ($0.03)                 ($0.06)
   Income from Discontinued Citrus
     Operations                                    --                   $0.19
                                            ---------                --------
   Net Income                                  ($0.03)                  $0.13
                                            =========                ========

4. Notes Payable.  Notes payable consist of the following:

                                               March 31, 2000
                                    -------------------------------------
                                                              Due Within
                                      Total                    One Year
                                     -----------------------------------
    $ 7,000,000 Line of Credit       $        --           $         --
     Mortgage Notes Payable            9,741,525                326,041
     Industrial Revenue Bond             420,498                 91,525
                                      -----------              --------
                                     $10,162,023              $ 417,566
                                      ==========              =========


Payments applicable to reduction of principal amounts will be required as follows:

     Year Ending March 31,
     ---------------------


     2001                      $   417,566
     2002                          463,418
     2003                        7,976,454
     2004                          104,585
     2005                        1,200,000
     Thereafter                         --
                                ----------
                               $10,162,023
                                ==========


In the first three months of 2000 and 1999 interest totaled
$218,321 and $232,587 respectively. No interest was capitalized during either period.

   MANAGEMENT'S DISCUSSION AND ANALYSIS

   The Management's Discussion and Analysis is designed to be read in conjunction with the financial statements and Management's
   Discussion and Analysis in the last annual report.

   RESULTS OF OPERATIONS

   Real Estate Operations
   -----------------------

   Profits from real estate operations, totaling $211,893 for the first three months of 2000, represent a 46% increase
   over the $144,898 profit posted in the first quarter
   of 1999.   This rise, can primarily be attributed to forestry
   operations. Forestry revenues jumped 122% to $216,091, producing profits totaling $191,530. This compares to forestry profits of $72,749 reported for the first quarter of 1999 on revenues of
   $97,283.   Offsetting the gain generated from forestry was a 45%
   decline in golf profits. Golf profits of $96,004 were recognized in 2000's first quarter compared to $174,826 for the same period of the prior year. Golf revenues increased 11% on a greater number of rounds played, but were offset by lower greens fees and a 24% increase in expenses compared to last year, due to higher payroll, course maintenance and equipment leasing costs. Small gross profits were generated from commercial land sales during the first three months of both 2000 and 1999 with the sale of 8 and 5 acres of commercial land for the two periods, respectively.

   General, Corporate and Other
   ----------------------------

   The release of surface entry rights on 2,523 acres generated
   $82,527 during 2000's first quarter compared to $3,500 recognized on the release of one acre in 1999's first period. Interest and other income rose 125% to $443,539 when compared to prior year's same period. This increase was realized on higher investment interest produced on the increased funds generated from the sale of the citrus operations during the second quarter of 1999. General and administrative expenses rose 2% for the three month period, as the increased number of shareholders resulting from the the distribution of the Company's stock by Baker Fentress & Co.
   during the third quarter of 1999 created higher shareholders' expense.

   Discontinued Citrus Operations
   ------------------------------

   During the second quarter of 1999 the Company consummated the sale of its citrus operations. After tax profits from operating activities of $1,250,597 were recognized  during the first period of 1999, on sales of $5,157,513.
                                       10

   FINANCIAL POSITION
   -------------------

   The Company posted a loss from continuing operations of $170,836, equivalent to $.03 per share for the first quarter. This represents a 57% improvement over the $394,223 loss from continuing operations, equivalent to $.06 per share realized in 1999's same period. This improvement was achieved on higher earnings from forestry operations and greater interest income earned. Net income including income from discontinued citrus operations totaled $856,374, equivalent to $.13 per share during the first quarter of 1999.

   Cash and investment securities decreased approximately $5,400,000 during the first three months of 2000, with $4,200,000 of these funds used to buyback 364,060 shares of Company stock.
   Additionally, $315,000 was used to pay dividends equivalent to
   $.05 per share and $350,000 was expended on property and equipment. The funds used for property and equipment consisted primarily of construction of the clubhouse facility at LPGA International
   and forestry tree plantings.   Capital requirements for the remainder
   of the year consist of the continuation of the stock buyback program in addition to approximately $4,500,000 to be spent on property and equipment additions, including the completion of the construction of the clubhouse and amenities and construction of frontage roads along Interstate 95. Cash and short-term investments are anticipated to be sufficient to meet these funding requirements.

   Construction and development activities continue at LPGA International. The 17,000 square foot clubhouse and amenities at LPGA International are projected to be substantially complete by year end. Renar Development Company has completed permitting on its five new residential communities within the LPGA project with development work in progress. It is anticipated the land development aspects of these projects will also be substantially complete by year end.

   With a significant commercial real estate contract backlog in place for closing in 2000, profits are projected for the near term. Management maintains its efforts towards the conversion of this contract backlog to closings, while negotiations continue on additional parcels for closing in 2000 and future years. The local real estate market remains relatively active, which will help replenish this backlog as closings occur. As is the nature with commercial land sales, each contract is subject to resolving various contingencies for closing to occur.

   Management continues the process of developing its new business strategy of diversifying its real estate holdings and development activities to become a company with a more predictable earnings pattern from geographically dispersed Florida real estate holdings. Management has identified potential investment opportunities and is in the process of evaluating these projects for future investment.

                                 PART II -- OTHER INFORMATION


   Item 1.     Legal Proceedings

               There are no material pending legal proceedings to which the Company or its subsidiaries is a party.

   Item 2 through 3

               Not Applicable


   Item 4.     Submission of matters to a vote of security holders.

               The annual meeting of Shareholders was held April 26, 2000 and the following votes were received for each of the three nominees for Class III directors:


                                  Number of        Number of Votes
              Nominee             votes for           Withheld

              Jack H. Chambers      5,398,021         69,987
              William O. E. Henry   5,398,033         69,975
              H. Jay Skelton        5,397,044         70,964

   Item 5.     Not Applicable

   Item 6.     Exhibits and Reports on Form 8-K

               (a)    Exhibits:

                Exhibit 11 - Incorporated by Reference on Page 8 of this
                             10-Q report.

                Exhibit 27 - Financial Data Schedule

               (b)   Reports on Form 8-K

                     No 8-K reports were filed during the first quarter.

                              SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                CONSOLIDATED-TOMOKA LAND CO.
                                                       (Registrant)



   Date:   May 2, 2000                        By:/s/ Bob D. Allen
                                                ----------------------------
                                              Bob D. Allen, Chairman
                                              and Chief Executive Officer




   Date:   May 2, 2000                        By:/s/ Bruce W. Teeters
                                                ----------------------------
                                              Bruce W. Teeters, Senior
                                              Vice President - Finance
                                              and Treasurer