Form 10-Q
period 2000-06-30
CONSOLIDATED TOMOKA LAND CO
filed 2000-08-03
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    Form 10-Q


               X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ____    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 2000

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

                                     Yes   X           No
                                         _____        _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                              Outstanding
          Class of Common Stock                              July 31, 2000

           $1.00 par value                                     5,813,914

                              CONSOLIDATED-TOMOKA LAND CO.

                                         INDEX

                                                          Page No.

PART I - - FINANCIAL INFORMATION

     Consolidated Condensed Balance Sheets -
       June 30, 2000 and December 31, 1999                    3

     Consolidated Condensed Statements of Income and
     Retained Earnings - Three Months Ended and
       Six Months Ended June 30, 2000 and 1999                4

     Consolidated Statement of Shareholders' Equity -
       Six Months Ended June 30, 2000                         5

     Consolidated Condensed Statements of Cash Flows -
       Six Months Ended June 30, 2000 and 1999                6

     Notes to Consolidated Condensed Financial Statements   7-9

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                  10-12

PART II -- OTHER INFORMATION                                 13

SIGNATURES                                                   14

                               PART I -- FINANCIAL INFORMATION

                                 CONSOLIDATED-TOMOKA LAND CO.
                              CONSOLIDATED CONDENSED BALANCE SHEETS

CAPTION

                                                    (Unaudited)
                                                      June 30,     December 31,
                                                        2000           1999
                                                     ----------   -------------
ASSETS
Cash & Cash Equivalents                             $   279,458     $16,458,208
Investment Securities                                23,210,331      16,689,438
Notes Receivable                                      6,984,483       7,365,754
Real Estate held for Development and Sale            11,301,535      11,624,833
Deferred Income Taxes                                 1,239,853       1,239,853
Refundable Income Taxes                               1,212,164              --
Other Assets                                          1,581,092       1,634,499
Property, Plant, and Equipment - Net                  9,444,889       8,407,805
                                                     ----------      ----------
     TOTAL ASSETS                                   $55,253,805     $63,420,390
                                                     ==========      ==========
LIABILITIES
Accounts Payable                                    $   122,849     $   251,241
Notes Payable                                        10,058,865      10,270,837
Accrued Liabilities                                   4,524,294       4,232,820
Income Taxes Payable                                         --         631,528
                                                     ----------      ----------
     TOTAL LIABILITIES                               14,706,008      15,386,426
                                                     ----------      ----------

SHAREHOLDERS' EQUITY
Common Stock                                          5,826,614       6,359,284
Additional Paid-in Capital                                   --       3,588,751
Retained Earnings                                    34,721,183      38,085,929
                                                     ----------      ----------
     TOTAL SHAREHOLDERS' EQUITY                      40,547,797      48,033,964
                                                     ----------      ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $55,253,805     $63,420,390
                                                     ==========      ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                         CONSOLIDATED-TOMOKA LAND CO.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                              (Unaudited)                (Unaudited)
                                          Three Months Ended           Six Months Ended
                                          ------------------       ----------------------
                                         June 30,     June 30,       June 30,    June 30,
                                           2000         1999           2000        1999
                                        ----------   ----------    ----------   ---------
INCOME:
  Real Estate Operations:
  Sales and Other Income               $ 1,304,720  $ 5,992,136   $ 2,802,398 $ 7,279,162
  Costs and Other Expenses             ( 1,509,951) ( 1,667,480)  ( 2,795,736)( 2,809,608)
                                        ----------   ----------    ----------  ----------
                                          (205,231)   4,324,656         6,662   4,469,554
                                        ----------   ----------    ----------  ----------
  Profit On Sales of Undeveloped
   Real Estate Interests                     2,899    2,028,338        85,426   2,031,838
                                        ----------   ----------    ----------  ----------
  Interest and Other Income                404,230      407,101       847,769     604,111
                                        ----------   ----------    ----------   ---------
                                           201,898    6,760,095       939,857   7,105,503

General and Administrative Expenses    (   914,638) (   878,483)  ( 1,923,436) (1,868,689)
                                        ----------    ---------    ----------  ----------
Income (Loss) From Continuing Operations
  Before Income Taxes                    ( 712,740)   5,881,612     ( 983,579)  5,236,814

Income Taxes                               263,689   (2,222,817)      363,692  (1,972,242)
                                        ----------    ---------    ----------  ----------
Net Income (Loss) From Continuing
 Operations                               (449,051)   3,658,795      (619,887)  3,264,572
Income From Discontinued Citrus
 Operations, Net of Tax                         --    7,859,660            --   9,110,257
                                        ----------   ----------    ----------  ----------
Net Income (Loss)                         (449,051)  11,518,455      (619,887) 12,374,829
                                        ==========   ==========    ==========  ==========
PER SHARE INFORMATION:
 Basic and Diluted
 Income (Loss) from Continuing
  Operations                            $    (0.07) $      0.57    $    (0.10) $     0.51
 Income From Discontinued Citrus
  Operations, Net of Tax                $        -- $      1.24    $        -- $     1.43
                                         ----------  ----------     ----------  ---------
 Net Income (Loss)                      $    (0.07) $      1.81    $    (0.10) $     1.94
                                         ==========  ==========     ==========  =========
 Dividends Per Share                    $     0.05  $        --    $     0.10  $      .35
                                         ==========  ==========     ==========  =========
See accompanying Notes to Consolidated Condensed Financial Statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                   Additional
                                    Common          Paid-In        Retained
                                    Stock           Capital        Earnings      Total
                                    -------        -----------     ---------     ------


Balance, December 31, 1999        $ 6,359,284    $  3,588,751    $  38,085,929 $ 48,033,964
Net Loss                                                              (619,887)    (619,887)
Cash Dividends ($.10 per share)                                       (613,221)    (613,221)
Repurchase of 532,670 Shares         (532,670)     (3,588,751)      (2,131,638)  (6,253,059)
                                   -----------    ------------    -------------  -----------
Balance, June 30, 2000              5,826,614               --      34,721,183   40,547,797
                                   ===========    ============    =============  ===========

                          CONSOLIDATED-TOMOKA LAND CO.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                            (Unaudited)
                                                          Six Months Ended
                                                       ----------------------
                                                       June 30,      June 30,
                                                        2000           1999
                                                      --------      --------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                 $   (619,887)$ 12,374,829
Adjustments to Reconcile Net Income to Net Cash
  Provided by(Used In) Operating Activities:
  Discontinued Citrus Operations                             --   (9,110,257)
  Depreciation and Amortization                         138,339      126,452
  Gain on Sale of Property, Plant and Equipment              --      (10,305)
Decrease (Increase) in Assets:
  Notes Receivable                                      381,271   (1,671,884)
  Real Estate Held for Development and Sale             323,298   (1,414,895)
  Refundable Income Taxes                            (1,212,164)          --
  Other Assets                                           53,407     (181,449)
(Decrease) Increase in Liabilities:
  Accounts Payable                                     (128,392)     (52,841)
  Accrued Liabilities                                   291,474      657,007
  Income Taxes Payable                                 (631,528)   8,080,518
                                                      ---------    ---------
 Net Cash (Used In) Provided by Operating Activities (1,404,182)   8,797,175
                                                      ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisition of Property, Plant, and Equipment     ( 1,175,423)  (  465,361)
  Net Increase in Investment Securities             ( 6,520,893) (25,783,286)
  Proceeds from Sale of Property, Plant,
    and Equipment                                            --       20,883
  Cash from Discontinued Citrus Operations                   --   23,161,794
                                                     ----------   ----------
  Net Cash Used In Investing Activities             ( 7,696,316)  (3,065,970)
                                                     ----------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from Notes Payable                                --    2,469,000
  Payments on Notes Payable                         (   211,972)  (2,752,444)
  Funds Used to Repurchase Common Stock             ( 6,253,059)          --
  Dividends Paid                                    (   613,221)  (2,230,142)
                                                      ---------    ---------
    Net Cash Used in Financing Activities           ( 7,078,252)  (2,513,586)
                                                      ---------    ---------
Net (Decrease) Increase In Cash and
  Cash Equivalents                                  (16,178,750)   3,217,619
Cash and Cash Equivalents, Beginning of Year         16,458,208      283,200
                                                      ---------    ---------
Cash and Cash Equivalents, End of Period            $   279,458  $ 3,500,819
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

   2. Discontinued Citrus Operations. On April 7, 1999 the Company completed the sale of its citrus operations. The results of the citrus operations have been reported separately as discontinued operations in the Consolidated Condensed Statements of Income. There were no remaining assets or liabilities of the operations as of June 30,2000 and December 31,1999. Summary financial information of the citrus operations is as follows:

                                       Three Months Ended             Six Months Ended
                                     ----------------------         -------------------
                                      June  30,      June 30,       June 30,     June 30,
                                       2000           1999           2000         1999
                                     ---------      ---------      ----------   ---------
Revenues from Discontinued Citrus
  Operations                               --      $  235,658              --   $5,393,171
                                    =========      ==========      ==========   ==========
Income from Discontinued Citrus
 Operations Before Tax                     --         201,314              --    2,206,440
Income Tax Expense from Discontinued
 Citrus Operations                         --       (  75,754)             --  (   830,283)
Gain on Sale of Citrus Operations
 (Net of Income Tax of $4,666,253)         --       7,734,100              --    7,734,100
                                    ---------       ---------       ---------   ----------
Net Income from Discontinued
Citrus Operations                          --     $ 7,859,660              --   $9,110,257
                                    =========       =========       =========    =========

3. Common Stock and Earnings Per Common Share. Pursuant to the stock repurchase program, approved by the Board of Directors at their July 21, 1999 meeting, the Company repurchased 532,670 shares of its common stock at a cost of $6,253,059 during the six months ended June 30, 2000. Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are determined based on assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

                                       Three Months Ended             Six Months Ended
                                   ---------------------------    ------------------------
                                    June 30,          June 30,     June 30,        June 30,
                                     2000               1999        2000            1999
                                   ---------          --------    ---------      ---------
Income Available to Common
 Shareholders:
 Income (Loss) from Continuing
  Operations                      $  (449,051)       $3,658,795  $ (619,887)   $ 3,264,572

 Income from Discontinued Citrus
   Operations                              --         7,859,660           --     9,110,257
                                    ---------         ---------    ---------     ---------
 Net Income (Loss)                $  (449,051)     $ 11,518,455   $(619,887)   $12,374,829
                                    ==========       ==========    =========    ==========

Weighted Average Shares
  Outstanding                       5,893,079         6,371,833   6,063,264      6,371,833

Common Shares Applicable to Stock
 Options Using the Treasury Stock
 Method                                    --             6,396          --          6,775
                                    ---------         ---------   ---------       ---------
Total Shares Applicable to Diluted
 Earnings Per Share                 5,893,079         6,378,229   6,063,264      6,378,608
                                    =========         =========   =========      =========

Basic and Diluted Earnings Per Share:
 Income (Loss)from Continuing
  Operations                          $ (0.07)          $  0.57     $ (0.10)        $ 0.51
  Income from Discontinued
    Citrus Operations                 $    --           $  1.24     $    --         $ 1.43
                                      -------         ---------    ---------     ---------
  Net Income (Loss)                   $ (0.07)          $  1.81     $ (0.10)        $ 1.94
                                      =======         =========    =========     =========

4.  Notes Payable.  Notes payable consist of the following:

                                               June 30, 2000
                                    -------------------------------------
                                                              Due Within
                                      Total                    One Year
                                    -------------------------------------
    $ 7,000,000 Line of Credit       $                     $
     Mortgage Notes Payable            9,662,656                333,214
     Industrial Revenue Bond             396,209                 93,367
                                      -----------              --------
                                     $10,058,865              $ 426,581
                                      ==========              =========

Payments applicable to reduction of principal amounts will be required as follows:


      Year Ending June 30,
      -------------------
      2001                       $   426,581
      2002                         8,239,335
      2003                           119,013
      2004                            73,936
      2005                         1,200,000
      Thereafter                          --
                                  ----------
                                 $10,058,865
                                  ==========



   In the first six months of 2000, interest totaled $436,235 of which $15,583 was capitalized to property, plant and equipment. Total interest for the six months ended June 30, 1999 totaled
   $457,817, of which none was capitalized.

   MANAGEMENT'S DISCUSSION AND ANALYSIS


   The Management's Discussion and Analysis is designed to be read in conjunction with the financial statements and Management's
   Discussion and Analysis in the last annual report.

   RESULTS OF OPERATIONS


   Real Estate Operations

   Real estate operating losses totaling $205,231 for the second quarter of 2000 represent a significant downturn from the $4,324,656 profit produced during 1999's second period. This downturn can primarily be attributed to low commercial real estate closing volume. During 1999's second three month period 141 acres of commercial property was closed, generating gross profits approximating $4,700,000. This compares to the 3 acres of land sold during 2000's second quarter, which generated gross profits totaling $82,000. Golf operations experienced a $30,000 decrease in profits when compared to the prior year. This decline from golf operations occurred despite a 16% jump in revenues. Increased golf course maintenance and equipment leasing costs resulted in a 16% rise in golf course expenses.

   For the first six months of 2000 commercial real estate closing activity was also the prime factor in the decline in profitability when compared to the prior year. Breakeven results in real estate operations were posted for the current year with profits of $4,469,554 generated during 1999's first six months.
   Gross profits of $117,000 were recorded on the sale of 12 acres of land during 2000 to date, with the sale of 146 acres generating gross profits of $4,780,000 one year earlier. Higher golf course maintenance costs offset a 13% rise in golf revenue, resulting in a $109,000 decline in profits from golf operations. Forestry operations had a positive impact on the first half of 2000 as an 83% rise in revenues resulted in a 149% increase in profits from forestry operations to $163,000.



   General, Corporate and Other

   Releases of subsurface entry rights account for the profits on the sale of undeveloped real estate interests of $2,899 and $85,426 for 2000's second quarter and first six months, respectively. Sales of undeveloped real estate interests during 1999's first six months and second quarter included $2,010,000 realized on the sale of 100 acres of land along with a small profit recognized on the release of subsurface interests in both periods.

   Interest and other income of $404,230 for the second quarter of 2000 was in line with the $407,101 realized for the same period of 1999. A 40% increase in interest and other income was produced during the six month period, when compared to the prior year, due to higher interest earned on the increased funds generated from the April 1999 sale of the citrus operations. Interest and other income totaled $847,769 and $604,111 for the first six months of 2000 and 1999, respectively.

   General and administrative expenses rose 4% and 3% for the second three month period and first half of the year, respectively. These higher expenses are the result of increased shareholders' expense, due to the increase in the number of shareholders from the distribution of Company stock by Baker Fentress & Co.
   in the third quarter of 1999, along with higher salaries and benefits expense.


   Discontinued Citrus Operations

   During the second quarter of 1999 the Company consummated the sale of its citrus operations. After-tax profits from operating activities of $125,560 and $1,376,157 were recognized during the second quarter and first six months of 1999, respectively.
   The sale of the operations resulted in an after-tax profit of $7,734,100 posted during the second quarter of 1999.



   FINANCIAL POSITION


   The Company posted a net loss from continuing operations totaling $619,887, equivalent to $.10 per share, for the first six months of 2000. This represents a substantial downturn from 1999 first six months profits from continuing operations totaling $3,264,572, equivalent to $.51 per share.
   The unfavorable results are due to a lack of significant commercial real estate transactions closed during the current period. Net income for the first six months of 1999, including results from discontinued citrus operations,totaled $12,374,829, equivalent to $1.94 per share.

   Cash and temporary investments declined $9,650,000 during the first six months of 2000. The primary uses of these funds were: $6,250,000 used to repurchase 532,670 shares of the Company's stock, $1,200,000 of income taxes paid on 1999's income, $1,175,000 spent for the acquisition of property, plant and equipment and $600,000 in dividends paid, equivalent to $.10 per share. Property, plant and equipment additions consisted primarily of the construction of the clubhouse facility at the LPGA International development. Capital funding requirements for the remainder of the year consist of approximately $3,500,000 to be spent on property and equipment additions, in addition to the continuation of the stock buyback program. Property and equipment additions will involve primarily the continued construction of the clubhouse along with construction of frontage roads along Interstate 95. Sources to meet these obligations will continue to be cash and short-term investments.

   Development and construction activities at the LPGA International mixed-use project continue. The construction of the clubhouse and amenities are projected to be substantially complete by year end. The residential development of five new residential communities by Renar Development Company is progressing with development work anticipated to be completed by year end. Residential sales activity has been relatively slow, but buyer interest and sales should increase as the clubhouse and development work nears completion.

   Although real estate closing activity was slow for the first six months of 2000, interest in Company lands remains relatively strong. A significant contract backlog is in place for closing in 2000, with contract negotiations on Company lands a continual process. The conversion of this contract backlog and contract negotiations to closings remains the primary emphasis of the Company's management since all contracts have contingencies which must be resolved.

   Management continues to work towards its objective of diversifying its development activities and building a portfolio of income properties in order to become a company with a more predictable earnings pattern from geographically dispersed Florida real estate holdings.

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

   Items 2 through 5.
               Not Applicable


   Item 6.     Exhibits and Reports on Form 8-K

               (a)  Exhibits
                    Exhibit (11) - Incorporated by Reference on Page 8
                                   of this 10-Q report.

                    Exhibit (27) - Financial Data Schedule

               (b)  Reports on Form 8-K

                    No form 8-K reports were filed during the period.

                               SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  CONSOLIDATED-TOMOKA LAND CO.
                                         (Registrant)



   Date:     August 3, 2000           By:  /s/ Bob D. Allen
                                      ---------------------
                                      Bob D. Allen
                                      Chairman of the Board & Chief
                                      Executive Officer






   Date:     August 3, 2000           By:  /s/  Bruce W. Teeters
                                      -----------------------
                                      Bruce W. Teeters
                                      Sr. Vice President-
                                      Finance & Treasurer