Form 10-Q
period 2000-09-30
CONSOLIDATED TOMOKA LAND CO
filed 2000-10-30
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               ___      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

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

                                                          Outstanding
             Class of Common Stock                      October 23, 2000
              _____________________                     _________________

                 $1.00 par value                             5,678,684

                   CONSOLIDATED-TOMOKA LAND CO.

                              INDEX

                                                               Page No.
                                                               ________

   PART I - - FINANCIAL INFORMATION

   Consolidated Condensed Balance Sheets -
          September 30, 2000 and December 31, 1999              3


   Consolidated Condensed Statements of Income -
          Three Months and Nine Months Ended
          September 30, 2000 and 1999                           4


   Consolidated Condensed Statements of Shareholders'
          Equity - Nine Months Ended September 30, 2000         5

   Consolidated Condensed Statements of Cash Flow -
          Nine Months Ended September 30, 2000 and 1999         6

   Notes to Consolidated Condensed Financial Statements         7-9

   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   10-12

   PART II -- OTHER INFORMATION                                 13


   SIGNATURES                                                   14

                           PART I -- FINANCIAL INFORMATION

                             CONSOLIDATED-TOMOKA LAND CO.
                       CONSOLIDATED CONDENSED BALANCE SHEETS


                                                    (Unaudited)
                                                   September 30,   December 31,
                                                        2000          1999
                                                   ------------    ------------

ASSETS
Cash                                                $ 2,202,285    $16,458,208
Investment Securities                                19,773,358     16,689,438
Notes Receivable                                      6,966,210      7,365,754
Real Estate Held For Development and Sale            11,404,847     11,624,833
Deferred Income Taxes                                 2,739,853      1,239,853
Refundable Income Taxes                                 836,975             --
Other Assets                                          1,643,547      1,634,499
Net - Property, Plant and Equipment                  10,641,249      8,407,805
                                                     ----------     ----------

     TOTAL ASSETS                                   $56,208,324    $63,420,390
                                                     ==========     ==========

LIABILITIES
Accounts Payable                                    $   290,608    $   251,241
Accrued Liabilities                                   5,346,465      4,232,820
Income Taxes Payable                                         --        631,528
Notes Payable                                         9,953,483     10,270,837
                                                     ----------     ----------

     TOTAL LIABILITIES                               15,590,556     15,386,426
                                                     ----------     ----------

SHAREHOLDERS' EQUITY
Common Stock                                          5,678,684      6,359,284
Additional Paid-in Capital                                   --      3,588,751
Retained Earnings                                    34,939,084     38,085,929
                                                     ----------     ----------

     TOTAL SHAREHOLDERS' EQUITY                      40,617,768     48,033,964
                                                     ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $56,208,324    $63,420,390
                                                     ==========     ==========

                                      CONSOLIDATED-TOMOKA LAND CO.
                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                            (Unaudited)                 (Unaudited)
                                        Three Months Ended           Nine Months Ended
                                       --------------------------   --------------------------
                                       September 30, September 30,  September 30, September 30,
                                           2000          1999           2000          1999
                                       ------------  ------------   ------------  ------------
INCOME:
  Real Estate Operations:
    Sales and Other Income             $ 2,882,689  $ 6,381,248   $ 5,685,087 $13,660,410
    Costs and Other Expenses           ( 1,425,888) ( 4,517,593)  ( 4,221,624) (7,327,201)
                                        ----------   ----------    ----------  ----------
                                         1,456,801    1,863,655     1,463,463   6,333,209
                                        ----------   ----------    ----------  ----------
  Profit On Sales of Undeveloped
    Real Estate Interests                   14,750       67,476       100,176   2,099,314
                                        ----------   ----------    ----------  ----------
  Interest and Other Income                423,419      574,373     1,271,188   1,178,484
                                        ----------   ----------    ----------  ----------
                                         1,894,970    2,505,504     2,834,827   9,611,007

General and Administrative Expenses    (   876,533) (   868,726)  ( 2,799,969)( 2,737,415)
                                        ----------   ----------    ----------  ----------
Income from Continuing
 Operations Before Income Taxes          1,018,437    1,636,778        34,858   6,873,592

Income Taxes                             1,124,811  (   491,463)    1,488,503 ( 2,463,705)
                                        ----------   ----------    ----------  ----------

Income from Continuing Operations        2,143,248    1,145,315     1,523,361   4,409,887

Income (Loss) from Discontinued
 Citrus Operations, Net of Tax                  --  (    41,130)           --   9,069,127
                                        ----------   ----------    ----------  ----------

Net Income                               2,143,248    1,104,185     1,523,361  13,479,014
                                        ==========   ==========    ==========  ==========

Per Share Information:
 Basic and Diluted
 Income From Continuing Operations          $0.37        $0.19         $0.26        $0.70
 Income (Loss) From Discontinued
   Citrus Operations                           --       $(0.01)           --        $1.42
                                        ---------    ---------     ---------    ---------

 Net Income                                 $0.37       $ 0.18         $0.26        $2.12
                                        ==========   ==========    ==========   ==========
 Dividends Per Share                        $0.05           --         $0.15        $0.35
                                        ==========   ==========    ==========   ==========

                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                Additional
                                 Common          Paid-In          Retained
                                  Stock          Capital          Earnings      Total
                              ----------        ----------       ----------    ----------
Balance, December 31, 1999   $ 6,359,284       $ 3,588,751      $38,085,929   $48,033,964

Net Profit                            --                --        1,523,361     1,523,361
Cash Dividends
 ($0.15 per share)                    --                --      (   903,916)   (  903,916)
Repurchase of 680,600 Shares (   680,600)      ( 3,588,751)     ( 3,766,290)   (8,035,641)
                              ----------        ----------       ----------    ----------
Balance, September 30, 2000  $ 5,678,684       $        --      $34,939,084   $40,617,768
                              ==========        ==========       ==========    ==========


                                   CONSOLIDATED-TOMOKA LAND CO.
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                           (Unaudited)
                                                        Nine Months Ended
                                                    ----------------------------
                                                    September 30,  September 30,
                                                         2000           1999
                                                    -------------  -------------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income                                          $ 1,523,361    $13,479,014

 Adjustments to Reconcile Net Income to Net Cash
  Provided by (Used In) Operating Activities:
  Discontinued Citrus Operations                              --     (9,069,127)
  Depreciation and Amortization                          199,155        178,944
 (Gain) Loss on Sale of Property, Plant and Equipment      4,618     (    9,947)

  Decrease (Increase) in Assets:
   Notes Receivable                                      399,544     (3,481,240)
   Real Estate Held for Development                      219,986      1,986,128
   Deferred Income Taxes                              (1,500,000)            --
   Refundable Income Taxes                            (  836,975)            --
   Other Assets                                       (    9,048)    (  201,006)

  Increase (Decrease) in Liabilities:
   Accounts Payable                                       39,367     (  249,757)
   Accrued Liabilities                                 1,113,645      1,447,597
   Income Taxes Payable                              (   631,528)     2,773,224
                                                      ----------      ---------
    Net Cash Provided By
     Operating Activities                                522,125      6,853,830
                                                      ----------      ---------
CASH FLOW FROM INVESTING ACTIVITIES:
   Acquisition of Property, Plant and Equipment      ( 2,437,217)   (   731,539)
   Net Increase in Investment Securities             ( 3,083,920)   (25,799,175)
   Proceeds from Sale of Property, Plant
     and Equipment                                            --         20,883
   Cash from Discontinued Citrus Operations                   --     23,861,580
                                                      ----------      ---------
    Net Cash Used In Investing Activities            ( 5,521,137)    (2,648,251)
                                                      ----------      ---------
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from Notes Payable                                --      2,469,000
   Payments on Notes Payable                          (  317,354)    (2,849,208)
   Funds Used to Repurchase Common Stock              (8,035,641)            --
   Dividends Paid                                     (  903,916)    (2,230,142)
                                                       ---------     ----------
    Net Cash Used In Financing Activities             (9,256,911)    (2,610,350)
                                                       ---------     ----------
Net (Decrease) Increase in Cash
  And Cash Equivalents                              ( 14,255,923)     1,595,229
Cash and Cash Equivalents at Beginning of Year        16,458,208        283,200
                                                      ----------     ----------
Cash and Cash Equivalents at End of Year             $ 2,202,285    $ 1,878,429
                                                      ==========     ==========

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


   2. Discontinued Citrus Operations. On April 7, 1999, the Company completed the sale of its citrus operations. The results of the citrus operations have been reported separately as discontinued operations in the Consolidated Statements of Income. There were no remaining assets or liabilities of the operations as of September 30, 2000 and December 31, 1999. Summary financial information of the citrus operations is as follows:


                                       Three Months Ended            Nine Months Ended
                                     ----------------------         -------------------
                                     September 30, September 30, September 30, September 30,
                                       2000           1999           2000         1999
                                    ---------      ----------      ----------   ----------
Revenues from Discontinued Citrus
  Operations                        $      --     $        --              --   $5,393,171
                                    =========      ==========      ==========   ==========
Income from Discontinued
 Citrus Operations Before Tax              --              --              --    2,206,440
Income Tax Expense from Discontinued
 Citrus Operations                         --              --              --   (  830,283)
Gain on Sale of Citrus Operations
 (Net of Income Tax of ($226,835)
  and $4,439,418)                          --      (   41,130)             --    7,692,970
                                    ---------       ---------       ---------   ----------
Net Income from Discontinued
Citrus Operations                   $      --      $ ( 41,130)     $       --   $9,069,127
                                   ==========       =========       =========   ==========

   3. Income Taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Deferred income taxes have been provided to reflect temporary differences that represent the cumulative differences between taxable or deductible amounts recorded in the financial statements and in the tax returns. During the third quarter of 2000, several income tax issues under examination with tax authorities were resolved. The resolution of these issues resulted in a $1,500,000 reduction of the valuation allowance associated with deferred income taxes.

   4. Common Stock and Earnings Per Common Share. Pursuant to the stock repurchase program, approved by the Board of Directors at their July 21, 1999 meeting, the Company repurchased
       680,600 shares of its common stock at a cost of $8,035,641 during the nine months ended September 30, 2000. Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are determined based on assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

<CAPTIONS>
                                  Three Months Ended           Nine Months Ended
                               ------------------------      --------------------
                              September 30, September 30,  September 30, September 30,
                                  2000          1999             2000      1999
                               -----------  -----------      ---------- ---------
Income Available to
  Common Shareholders:
  Income from Continuing
    Operations                   2,143,248   1,145,315     1,523,361   4,409,887
  Income (Loss) from
   Discontinued Citrus Operations
    Net of Tax                          --    ( 41,130)           --   9,069,127
                                 ---------   ---------     ---------   ---------
   Net Income                    2,143,248   1,104,185     1,523,361  13,479,014
                                 =========   =========    ==========  ==========
Weighted Average Shares
  Outstanding                    5,737,785   6,372,600     5,953,979   6,374,108
Common Shares Applicable
  to Stock Options Using
  the Treasury Stock Method             --       8,579            --       7,098
                                 ---------   ---------     ---------    --------
Total Shares Applicable to
  Diluted Earnings Per Share     5,737,785   6,381,179     5,953,979   6,381,206
                                 =========   =========     =========   =========
Basic and Diluted Earnings
 Per Share:
  Income from Continuing
   Operations                        $0.37       $0.19         $0.26       $0.70
  Income (Loss) from Discontinued
   Citrus Operations                    --      ($0.01)           --       $1.42
                                  --------     -------      --------    --------
  Net Income                         $0.37       $0.18         $0.26       $2.12
                                  ========     =======      ========    ========

       5.  Notes Payable.  Notes payable consist of the following:

                                                           September 30, 2000
                                                    -----------------------------
                                                                       Due Within
                                                       Total            One Year
                                                     ----------        -----------
               $ 7,000,000 Line of Credit           $        --       $         --
               Mortgages Notes Payable                9,582,052            340,546
               Industrial Revenue Bond                  371,431             95,247
                                                     ----------         ----------
                                                    $ 9,953,483        $   435,793
                                                     ==========         ==========

   Payments applicable to reduction of principal amounts will be required as follows:


          Year Ending September 30,
          2001                      $   435,793
          2002                        8,153,610
          2003                          121,410
          2004                           42,670
          2005                        1,200,000
          Thereafter                         --
                                     ----------
                                    $ 9,953,483
                                     ==========

                 In the first nine months of 2000, interest totaled $652,413 of which $49,383 was capitalized to property, plant and equipment. Total interest for the nine months ended September 30, 1999 totaled $680,715, of which $30,508 was capitalized.

           MANAGEMENT'S DISCUSSION AND ANALYSIS


   The Management's Discussion and Analysis is designed to be read in conjunction with the financial statements and Management's Discussion and Analysis in the last annual report.

   RESULTS OF OPERATIONS


   Real Estate Operations

   Profits from real estate operations for the third quarter of 2000 totaled $1,456,801, representing a 22% decrease from the $1,863,655 profit posted during 1999's same period. This decline in earnings can be attributed to lower commercial sales volume, coupled with increased losses from golf operations. During 2000's third period, gross profits approximating $1,980,000 were produced on the sale of 78 acres of land. This compares to the sale of 205 acres of land, which generated gross profits totaling $2,080,000, during 1999's third quarter. Losses from golf operations during the normally slow third period of the year rose 137% to $330,000, despite a 22% rise in revenues generated on a 28% increase in the number of rounds played. The revenue gain was more than offset by a 47% rise in expenses. Higher costs associated with course maintenance and equipment leasing, along with additional costs related to the new cart barn, which was put into service the end of 1999, account for the expense increase.

   For the first nine months of 2000 lower commercial real estate closing activity was the primary factor for the 77% downturn in profits from real estate operations. Profits posted for the first nine months of 2000 totaled $1,463,463 compared to profits of $6,333,209 one year earlier. Gross profits of $2,100,000 were generated during the current nine month period on the sale of 90 acres of commercial property. During the first nine months of 1999, 351 acres of land were sold which produced gross profits approximating $6,850,000. Also contributing to the downturn in earnings from real estate was a 231% fall in earnings from golf activities, with a loss of $428,987 recorded for the nine months. This falloff from golf, despite a 15% revenue gain, occurred on increased costs related to course maintenance and equipment leasing, resulting in a 28% rise in expenses. Income from forestry operations rose 106% to $150,000 on a 55% increase in revenues on accelerated harvesting and higher pricing.



   General, Corporate and Other

   The release of subsurface entry rights on one residential lot during the third quarter of 2000 and 2,551 acres for the nine months account for profits on the sale of undeveloped real estate interests of $14,750 and $100,176 posted for the periods, respectively. Sales of undeveloped real estate interests during 1999's third period provided income of $67,476 on the release of 2,684 acres of subsurface interests. The sale of 100 acres of land combined with subsurface interest releases on 3,279 acres for the nine months of 1999 produced profits on sales of undeveloped real estate interests totaling $2,099,314.

   Lower investable funds during the third quarter of 2000 resulted in a 26% decline from interest and other income. Interest and other income earned for the three months amounted to $423,419. This compares to $574,373 realized in the prior year. For the nine months interest and other income amounted to $1,271,188, representing an 8% increase over
   1999's interest and other income totaling $1,178,484.   The gain for
   the nine month period was achieved on higher interest earned on increased funds generated from the April 1999 sale of the citrus operations.

   General and administrative expenses, totaling $876,533 in the third quarter were in line with $868,726 expended in prior year's same period. For the nine months year-to-date, higher stockholders' expense, due to the increase number of shareholders resulting from the September 1999 distribution of the Company's stock by Baker, Fentress & Co., along with increased salaries and benefits, and professional fees resulted in a 2% rise in general and administrative expenses to $2,799,969.

   The resolution, in the third quarter, of several income tax issues under examination with tax authorities resulted in the reduction of deferred income taxes by $1,500,000 for the quarter and nine month periods of 2000.

   Discontinued Citrus Operations

   During the second quarter of 1999 the Company consummated the sale of its citrus operations. After tax profits from operating activities of $1,376,157 were recognized during first nine months of 1999, with the sale of the operations generating an after tax profit of $7,692,970.


   FINANCIAL POSITION

   For the first nine months of 2000 net income totaled $1,523,361, equivalent to $.26 per share. These earnings represent a 65% downturn from prior year's same period income from continuing operations of $4,409,887, equivalent to $.70 per share. Discontinued citrus operations provided additional income during 1999 bringing net income to $13,479,014 for the nine month period, equivalent to $2.12 per share. The prime factor in the downswing in continuing operations was lower commercial sales closing volume.

   Cash and investment securities decreased $11,172,003 for the first nine months of 2000. Funds totaling $8,035,641 were used to repurchase 680,600 shares of the Company's common stock during the period. Additionally, $2,437,217 was expended on the acquisition of property, plant and equipment and $903,916 was paid out in dividends, equivalent to $.15 per share. Acquisition of property, plant and equipment was centered primarily on the construction of the clubhouse facilities at the LPGA International golf courses. Cash requirements for the remainder of the year will include approximately $1,000,000 for the completion of the clubhouse facilities, with additional funds to be expended on the continuation of the stock repurchase program. There are sufficient cash and short-term investments available to fund these expenditures.

   The construction of the clubhouse and development of five new residential communities by Renar Development Company ("Renar") represent positive steps at the LPGA mixed-use development. The clubhouse is projected to be substantially complete by year end, with the development of the residential communities anticipated to be complete shortly thereafter. With this activity, homesite sales should be relatively strong. The Ladies Professional Golf Association ("LPGA") announced the nationally televised Arch Championship will be held at LPGA International the third week of November. The Florida section of the United States Tennis Association ("USTA") approved moving its headquarters to Daytona Beach. The 12 acre headquarters site, which will be donated by the Company, is located adjacent to the entrance of the LPGA International development. The complex will include 24 lighted tennis courts, a grandstand, pro shop and clubhouse and an office complex. The USTA is obligated to sponsor a minimum of 10 tournaments each year for 10 years. It is anticipated all these activities will give the development additional momentum.

   Although real estate closing activity has been relatively slow year-to-date, a significant contract backlog for closing in 2000 is in place. It is management's top priority to resolve all contingencies on these contracts and to convert this contract backlog to closings.

   Management continues to work towards its objective of diversifying its development activities and building a portfolio of income properties in order to become a company with a more predictable earnings pattern from geographically dispersed Florida real estate holdings. To this end, as current qualified land holdings are sold the Company has implemented a strategy to enter into tax deferred like-kind exchange transactions in building its portfolio.

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




                                        CONSOLIDATED-TOMOKA LAND CO.
                                              (Registrant)



   Date:   October 30, 2000                By: /s/  Bob D. Allen
                                               --------------------
                                               Bob D. Allen, Chairman and
                                               Chief Executive Officer



   Date:   October 30, 2000                By: /s/  Bruce W. Teeters
                                               --------------------
                                               Bruce W. Teeters
                                               Sr. Vice President -
                                               Finance and Treasurer