Form 10-K
period 2000-12-31
CONSOLIDATED TOMOKA LAND CO
filed 2001-03-16
CIK 23795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

           X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
          ----   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2000

          ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                              (NO FEE REQUIRED)

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


                 Registrant's Telephone Number, including area code
                                    (386) 255-7558

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

                           YES X           NO ___
                              ---






   Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                           ----

   The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 23, 2001 was approximately $83,486,760.

   The number of shares of the Registrant's Common Stock outstanding on February 23, 2001 was 5,565,784.

   Portions of the Proxy Statement of Registrant dated March 15, 2001 are incorporated by reference in Part III of this report.











































                                "Safe Harbor"
          Statement under the Private Securities Reform Act of 1995


   Certain statements contained in this report (other than the financial statements and statements of historical fact), are forward-looking statements. The words "before," "estimate," "intend," "anticipate," "will," "could," "may," "should," "plan," "potential," "predict," "forecast," and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company.
   There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

   The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2001, and thereafter include many factors that are beyond the Company's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand of the Company's real estate parcels; the impact of competitive real estate; changes in pricing by the Company or its competitors; the costs and other effects of complying with environmental and other regulatory requirements; losses due to natural disasters and changes in national, regional or local economic and political conditions, such as inflation, deflation, or fluctuations in interest rates.

   While the Company periodically reassesses material trends and uncertainties affecting its results of operations and financial condition, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.























                            TABLE OF CONTENTS

                                 PART I


   Item 1.     BUSINESS...............................................1
   Item 2.     PROPERTIES.............................................5
   Item 3.     LEGAL PROCEEDINGS......................................7
   Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....7

                                 PART II

   Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS....................................7
   Item 6.     SELECTED FINANCIAL DATA................................8
   Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS....................9
   Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK...................................................15
   Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. ..........15
   Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES...................15

                                 PART III

   Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....15
   Item 11.    EXECUTIVE COMPENSATION.................................15
   Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.............................................15
   Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........15

                                 PART IV

   Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K...............................................16






















                          PART I

   Item 1.  Business
   ------   --------

   Consolidated-Tomoka Land Co. (the "Company") is primarily engaged in the real estate industry through its wholly owned subsidiaries, Indigo Group Inc.,Indigo Development Inc., Indigo International Inc., Indigo Group Ltd. and Palms Del Mar Inc. Real estate operations include commercial real estate, real estate development, residential and golf operations, property leasing, leasing properties for oil and mineral exploration and the sale of forest products.
   These operations are predominantly located in Volusia and Highlands Counties in Florida.

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

   REAL ESTATE OPERATIONS
   ----------------------

   Commercial Development. In August of 1989, the Company reached an agreement in principle with the Ladies Professional Golf Association ("LPGA") and the City of Daytona Beach, which called for the planning and development of the site for the national headquarters of the LPGA along with two championship golf courses. The mixed-use development plan, located immediately west of Interstate 95 in Daytona Beach, Florida, and known as LPGA International, additionally provided for a clubhouse, resort facilities, and residential communities along with other commercial uses. This development is on approximately
   3,300 acres owned by the Company's real estate development subsidiary, Indigo Development Inc. ("IDI"), the City of
   Daytona Beach, other developers, and individual homesite owners. The LPGA International development is part of a 4,500-acre tract located both west and east of Interstate 95 which received Development of Regional Impact (DRI) approval in 1993.
   The LPGA has successfully relocated its headquarters to Daytona Beach and occupies facilities constructed in 1996, within the development. The official opening of the first LPGA International golf course occurred in July 1994 with the second course opening in October 1998. In early 1996, the Interstate 95 interchange at LPGA Boulevard, which is the north and main entrance to the project, was opened for use. On September 1, 1997, responsibility for the operations of the LPGA International golf courses was transferred from the City of Daytona Beach to a wholly


   Item 1.  Business (CONTINUED)
   ------   --------

   owned subsidiary of the Company. The agreement with the City of Daytona Beach provided for the second golf course and a clubhouse to be constructed by the Company in return for a long-term lease from the City on both golf courses. The first phase of the clubhouse, which consists primarily of the cart barn, was completed in 1999. Construction of the final phase of the clubhouse, consisting of a 17,000 square-foot facility including a pro shop, locker rooms, informal dining and banquet rooms, and a swimming pool, was completed in December 2000 and opened for business in January 2001.

   During 1999 the Company sold 180 acres plus 44 developed lots to Renar Development Company ("Renar"). As part of this transaction, Renar became the residential and commercial developer of the community, while the Company maintained its position as master developer of the project.

   Indigo Commercial Realty Inc., a commercial real estate brokerage company formed in 1991, is the Company's agent in the marketing and management of commercial properties. In addition to the LPGA development, approximately 50 acres of fully developed sites located in the Daytona Beach area and owned by Indigo Group Inc. were available for sale at December 31, 2000. All development and improvement costs have been completed at these sites.

   Residential. Until December 1993, the Company, through Indigo Group Ltd. ("IG LTD"),operated in residential development, home building and sales. At the end of 1993 IG LTD closed down the development and building functions. IG LTD continues to sell its remaining lot inventory in the following communities:

      Riverwood Plantation, a 180-acre community in Port Orange, Florida, with 44 lots remaining at December 31, 2000.

      Tomoka Heights, a 180-acre development adjacent to Lake Henry in Highlands County, Florida. There are approximately 107 developable lots remaining to be sold including 64 fully developed lots.

   The remaining lots within Indigo Lakes, a 200-acre development located in Daytona Beach, were sold in 2000.

   IG LTD also had an inventory of fully developed non-contiguous lots in Palm Coast. The remaining lots were sold during 2000.

   Income Properties. During 2000, the Company implemented a new business strategy. This strategy involves becoming a company, over time, with a more predictable earnings pattern from geographically dispersed Florida real estate operations. To this end, the Company acquired several income properties in 2000 and the first month of 2001. In December 2000, the Company purchased a 10,880 square-foot building located in Tallahassee, Florida. This site is under a long-term triple net lease with Eckerd. In January 2001, the Company acquired two additional properties. The properties consist of a 28,000 square-foot retail building located in Daytona Beach, Florida,


   Item 1.  Business (CONTINUED)
   ------   --------

   and an 18,150 square-foot building located in Lakeland, Florida. Both of these properties are under long-term triple net leases with Barnes & Noble.

   Other rental property is limited to a 17,000 square-foot office building and an automobile dealership site, both of which are located in Daytona Beach, Florida, along with ground leases for billboards, a communication tower site and a hunting lease. The office building is under a lease/purchase agreement which is considered a direct financing lease. The dealership site was purchased in 2000, and is leased under an operating lease arrangement.

   Prior to 2000, the Company had successfully implemented a strategy of disposing of its inventory of miscellaneous income properties. During 1998 the Company sold its 50% interest in a 70,000 square-foot shopping center located in Marion
   County, Florida. At the end of 1997, the Company sold the office building located in Daytona Beach, known as Consolidated Center. The Company continues to use a portion of the building as its headquarters, as terms of the sale included a commitment to lease 6,000 square feet for a period of at least three years. Also in 1997, the 24,000 square-foot office building in Palm Coast, Florida was sold. During 1996, the Company sold the 24,000 square-foot office building in Daytona Beach, which had been leased to the LPGA as the principal tenant, along with the 70,000 square-foot Mariner Village shopping center located in Spring Hill, Florida.

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

   Subsurface Interests. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 530,000 "surface" acres of land owned by others in various parts of Florida, equivalent


   Item 1.  Business (CONTINUED)
   ------   --------

   to approximately 292,400 acres in terms of full interest.  The
   Company leases its interests to mineral exploration firms whenever possible.

   Leases on 800 acres have reached maturity; but, in accordance with their terms, are held by the oil companies without annual rental payments because of producing oil wells, on which the Company receives royalties.

   The purchasers of 82,543 surface acres in which the Company has a one-half reserved mineral interest are entitled to releases of the Company's rights if such releases are required for residential or business development. Consideration for such releases on 72,137 of those acres would be at the rate of $2.50 per surface acre.
   On other acres in Lee and Hendry Counties (where producing oil wells exist), the Company's current policy is to grant no release rights with respect to its reserved mineral rights. Periodically, a release of surface entry rights might be granted upon request of a surface owner who requires such a release for special financing or development purposes. In counties other than Lee and Hendry, releases are granted for a percentage of the surface value of a parcel of land. At December 31, 2000 there were two producing oil wells on the Company's interests. Volume in 2000 was 133,280 barrels and volume in 1999 was 141,973 barrels from three producing wells.
   Production for prior recent years was: 1998 - 138,664, 1997 - 125,356, and 1996 - 131,231 barrels.

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

   Item 1.  Business (continued)
   ------   --------

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

   That portion of the Company's citrus crop which was not sold as fresh fruit was processed by Citrus World Incorporated
   ("Citrus World"), an agricultural cooperative, under a participating marketing pool agreement. Citrus World, one of the larger processors of citrus products in the United States, pooled its own fruit with the fruit received from the Company and other citrus growers, processed the pooled fruit, and sold the products produced therefrom. Each participant in the pool, including Citrus World, shared ratably in the proceeds from the sales of these products, net of Citrus World's actual processing and marketing costs, plus a per-unit handling fee.
   Citrus World made periodic payments to all participants on their pro rata share of net sales proceeds and made final payment after all the products in the pool had been sold. During the years 1999 and 1998, the Company's sales under the above pooling agreement amounted to $1,217,604 and $4,321,531, respectively.

   Employees
   ---------
   The Company has 17 employees and considers its employee relations to be satisfactory.

   Item 2.  Properties
   -------  ----------

   Land holdings of the Company and its affiliates, all of which are located in Florida, include: approximately 15,000 acres (including commercial/retail sites) in the Daytona Beach area of Volusia County; approximately 80 acres in Highlands County, near Lake Placid; and full or fractional subsurface oil, gas, and mineral interests in approximately 530,000 "surface acres" in 20 Florida counties. Approximately 8,300 acres of the lands located in Volusia County are encumbered under a mortgage. The conversion and subsequent utilization of these assets provides the base of the Company's operations.

   The Volusia County holdings include approximately 11,700 acres within the city limits of Daytona Beach, approximately 3,200 acres within the unincorporated area of Volusia County, and small acreages in the Cities of Ormond Beach and Port Orange. Of the 11,700 acres inside the city limits of Daytona Beach, approximately 3,300 acres


   Item 2.  Properties (CONTINUED)
   -------  ----------

   have received development approval by governmental agencies. The 3,300 acres plus approximately 730 acres owned by the City of Daytona Beach, 15 acres owned by Indigo Community Development District, and 410 acres sold to others for development are the site of a long-term, mixed-use development which includes
   "LPGA International." LPGA International is made up of the national headquarters of the Ladies Professional Golf Association along with two "Signature" golf courses and a residential community, a clubhouse, and a maintenance facility, and main entrance roads to serve the LPGA community. Construction of homes around the first golf course, on 70 acres of land sold to a residential developer, began in 1995 with the first residences completed in early 1996. In 1999, an additional 180 acres and 44 developed lots in LPGA International were sold to Renar. Renar has become the new residential and commercial developer at the LPGA International mixed-use development, while the Company continues as master developer. The lands not currently being developed, including those on which development approvals have been received, are involved in an active forestry operation. Except for a 12-acre parcel at the Interstate 95 and Taylor Road interchange in the Port Orange area south of Daytona Beach, the tract straddles Interstate 95 for 6- 1/2 miles between International Speedway Boulevard (U. S. Highway 92) and State Road 40, with approximately 13,500 acres west and 1,500 acres east of the interstate. Subsidiaries of the Company are holders of the developed Volusia County properties and are involved in the development of additional lands zoned for residential, commercial, or industrial purposes.

   In Highlands County, located in south central Florida along U.S. Highway 27, the Company sold its citrus operation of approximately 3,900 acres in 1999. The remaining Highlands County lands, located near Lake Placid, Florida, which is about 75 miles east of Sarasota and 150 miles northwest of Miami, total approximately 80 acres. These are primarily in a subsidiary's inventory of residential or industrial lands.

   The Company's oil, gas, and mineral interests, which are equivalent to full rights of 292,400 acres, were acquired by retaining subsurface rights when acreage was sold many years ago.

   From October 1990 until December 1993, IG LTD centered its operations on residential community development, home construction, and sales. In 1993, IG LTD discontinued its home building and sales activities under lot marketing and sales arrangements. Residential lots owned by IG LTD at December 31, 2000 are:

        44 lots in Riverwood Plantation, a community of 180 acres
          in Port Orange, Florida.
        64 lots at the 180-acre Tomoka Heights development in Highlands County, Florida. IG LTD is developing this community, located adjacent to Lake Henry, and consisting of single-family and duplex units.


                                      6

   Item 2.  Properties (CONTINUED)
   -------  ----------

   After the sale of the Consolidated Center and the Palm Coast office buildings in 1997 and the 1998 sale of the Company's 50% interest in the shopping center in Marion County, Florida, rental property was limited to a three-story office building in downtown Daytona Beach, adjacent to the Consolidated Center. The office building, containing 17,000 square feet, is under a lease/purchase agreement, and is considered a financing lease.

   During 2000, the Company added two new income properties with two additional properties acquired in January 2001. The properties acquired in 2000 include an automobile dealership site located on 12 acres in Daytona Beach, Florida. Also purchased in 2000, was a 10,880 square-foot retail building in Tallahassee, Florida, which is under lease on a long-term triple net basis to Eckerd. The properties purchased in 2001 are under lease on a long-term triple net basis to Barnes & Noble and consist of buildings of 28,000 and 18,150 square-feet located in Daytona Beach and Lakeland, Florida, respectively.

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

   Item 3.  Legal Proceedings
   ------   -----------------

   There are no material pending legal proceedings to which the Company or its subsidiaries are a party.

   Item 4.  Submission of Matters to a Vote of Security Holders
   ------   ---------------------------------------------------

   No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                  PART II

   Item 5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters
   ------   ----------------------------------------------------

                COMMON STOCK PRICES AND DIVIDENDS

   The Company's common stock trades on the American Stock Exchange
   (AMEX) under the symbol CTO. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends paid over the five years ended December 31, 2000.

                       1996    $0.55                  1999  $0.35
                       1997    $0.65                  2000  $0.20
                       1998    $0.70




                                     7

   Item 5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters (CONTINUED)
   ------   ----------------------------------------------------

   Indicated below are high and low sales prices for the quarters of the last two fiscal years. All quotations represent actual transactions.
                           2000                           1999
                      ---------------              ----------------
                      High       Low               High       Low
                      -----     -----              -----      -----

                       $          $                  $         $
   First Quarter     12-3/4      11                16-3/8       13-1/4
   Second Quarter    12-9/16     11-3/16           16           12-7/8
   Third Quarter     12-7/8      11-5/8            17-1/4       12-5/8
   Fourth Quarter    12-3/4      11-3/8            13-13/16     11-11/16

   Approximate number of shareholders of record as of December 31, 2000
   (without regard to shares held in nominee or street name):     1,557

   There have been no sales of unregistered securities within the past three years.

   Item 6.  Selected Financial Data
   -------  -----------------------

   The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.
























                                      8



   Item 6.  Selected Financial Data (CONTINUED)
   -------  -----------------------

                              Five-Year Financial Highlights
                           (In thousands except per share amounts)

                                2000      1999     1998    1997*    1996*

                                   $         $        $       $        $
   Summary of Operations:
     Revenues:
      Real Estate              19,860   17,130    6,388    5,412    7,642
      Profit on Sales of
       Undeveloped Real Estate
        Interest                1,379    2,115      132    7,725      385
      Interest and Other Income 1,987    1,854      785    1,369    6,123
                               ------------------------------------------
      TOTAL                    23,226   21,099    7,305   14,506   14,150
                               ------------------------------------------

   Operating Costs and Expenses 8,045 8,600 4,867 3,408 4,170 General and Administrative
    Expenses                    3,365    2,879    2,319    5,932    3,386
   Income Taxes                 2,956    3,261       19    1,836    2,493
                               ------------------------------------------
   Income from Continuing
    Operations                  8,860    6,359      100    3,330    4,101
   Income from Discontinued
    Operations (net of tax)        --    9,424    1,204      681    2,502
                               ------------------------------------------
   Net Income                   8,860   15,783    1,304    4,011    6,603
                               ==========================================
   Basic and Diluted Earnings
    per Share:
     Income from Continuing
      Operations                 1.51     1.00     0.01     0.53     0.65
     Net Income                  1.51     2.48     0.20     0.64     1.05

   Dividends Paid Per Share      0.20     0.35     0.70     0.65     0.55

   Summary of Financial Position:
     Total Assets              63,354   63,420   50,101   58,026   59,454
     Shareholders' Equity      46,555   48,034   34,698   37,854   35,791

   * Restated for Discontinued Operations - See Note 2 to Consolidated Financial Statements.

   Item 7.  Management's Discussion and Analysis of Financial Condition
   -------  ------------------------------------------------------------
            and Results of Operations
            -------------------------
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                               Results of Operations
                               2000 Compared to 1999
   Real Estate Operations
   ----------------------
   Profits from real estate operations for 2000 escalated to $11,815,425. These profits represent a 39% increase over 1999's profits totaling
                                  9

   Item 7.  Management's Discussion and Analysis of Financial Condition
   -------  ------------------------------------------------------------
            and Results of Operations (CONTINUED)
            -------------------------

   $8,529,694. The higher profits are primarily attributable to higher gross profits recognized on commercial real estate transactions. During 2000 the sale of 391 acres of land produced gross profits approximating $13,200,000. This compares to gross profits realized during 1999 of $9,250,000 on the sale of 443 acres. Sales prices and gross profits vary site to site based on location and intended use. The average sales price per acre on 2000 sales was $39,600, a 33% increase over 1999's average sales price of $29,800.

   Revenues from golf operations rose 18% for the year 2000 to $3,200,000, on a 33% increase in rounds played. The increase in rounds played was somewhat offset by a 15% decline in average green fees. Despite this climb in revenues overall profits from golf operations fell 118% with a loss of $760,000 posted. This decline in operating results occurred due to a 29% rise in expenses resulting from increased depreciation and maintenance costs of the new cart barn, higher course maintenance costs and increased costs associated with the gain in number of rounds played.

   Income properties net income rose 43% over prior year to $184,000. The addition of the automobile dealership site located in Daytona Beach, in October 2000, and the Eckerd retail building in December 2000 accounted for the gain in profits.

   A 31% fall in forestry revenues led to a 37% drop in income from forestry operations. Profits from forestry operations totaled $125,000 during 2000 compared to $197,000 one year earlier. The revenue decline was the result of lower harvesting as pricing levels were depressed during the second half of the year.

   General, Corporate and Other
   ----------------------------

   The sale of 75 acres of land, along with the release of subsurface interests on 2,551 acres during 2000 generated profits on sale of undeveloped real estate interests amounting to $1,378,918. This represents a 35% downturn from prior year's profits of $2,115,768. Sales of undeveloped real estate interests in 1999 included the sale of 100 acres of property in addition to the release of subsurface interests on 3,918 acres.

   Interest and other income earned during 2000 rose 7% to $1,986,608. This gain was achieved on increased interest earned on notes receivable and investment securities. Interest and other income posted in calendar year 1999 totaled $1,853,808.

   General and administrative expenses of $3,364,792 for the calendar year 2000 represent a 17% increase over prior year's total cost of $2,879,365. This rise can be attributed to higher stockholders' expense, due to the increase in the number of shareholders resulting from the September 1999 distribution of the Company's stock by Baker, Fentress & Co., along with higher compensation costs and professional fees.
                                     10
   Item 7.  Management's Discussion and Analysis of Financial Condition
   -------  ------------------------------------------------------------
            and Results of Operations (CONTINUED)
            -------------------------

   The resolution, in the third quarter 2000, of several income tax issues under examination with tax authorities resulted in the reduction of deferred income taxes by $1,500,000 for the year.

   Discontinued Citrus Operations

   During the second quarter of 1999 the Company consummated the sale of its citrus operations. An after-tax gain of $8,047,576 was realized on the transaction. After-tax profits of $1,376,157 from operating activities were recognized in 1999 through the sale date.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

                              RESULTS OF OPERATIONS
                              1999 COMPARED TO 1998

   Real Estate Operations
   ----------------------

   Profits from real estate operations for the year ended
   December 31, 1999 rose 461% when compared to the prior year.
   Profits of $8,529,694 were realized in 1999 compared to $1,521,401 for the twelve months of 1998. These strong profits were generated through commercial land sales, with sales of 443 acres producing gross profits of $9,200,000 for the twelve-month period of 1999. This compares to gross profits of $1,330,000 earned on the sale of 90 acres during 1998. The transactions closed during 1999 generated higher profit margins as pricing and profits vary from property to property depending upon location and intended use.

   With a full year's operation of the second golf course, which opened October 1998, golf revenues rose 11% to $2,700,000. This increase was created on a 27% gain in rounds played. Depreciation and maintenance costs associated with the new course caused a 30% jump in golf expenses, resulting in an overall $436,000 downturn in operating results when compared to the prior year.

   A 59% decrease in revenues generated from forestry activities resulted in a 69% decline in forestry profits for the year to $197,000. This downturn resulted from limited harvesting during the year due to depressed pricing and accelerated salvage harvesting in 1998 due to fire damage.

   General, Corporate and Other
   ----------------------------
   Profits on the sale of undeveloped real estate interests totaled $2,115,768 during 1999, representing a substantial increase over the $132,033 profit realized for the year in 1998. The profits for 1999 were generated on the sale of 100 acres of property in addition to the release of subsurface interests on 3,918 acres.


                                      11
   Item 7.  Management's Discussion and Analysis of Financial Condition
   -------  ------------------------------------------------------------
            and Results of Operations (CONTINUED)
            -------------------------

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

   A 24% increase in general and administrative expenses was reported for 1999 when compared to prior year. This increase was attributed to lower interest and overhead costs capitalized to development projects during the period. Substantial amounts of interest were capitalized to the construction of the golf course and LPGA International development during 1998.

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

   FINANCIAL POSITION

   Record earnings from continuing operations were posted during 2000, as net income totaled $8,859,811, equivalent to $1.51 per share.
   These earnings represent a 39% jump from 1999's income from continuing operations of $6,358,959, equivalent to $1.00 per share. Net income for 1999, including discontinued citrus operations and the gain posted on the sale of that business, amounted to $15,782,692, equivalent to $2.48 per share. The favorable results from continuing operating activities are primarily the result of increased profits generated on commercial real estate closings.









                                        12

   Item 7.  Management's Discussion and Analysis of Financial Condition
   -------  ------------------------------------------------------------
            and Results of Operations (CONTINUED)
            -------------------------

   Following is the calculation of EBDDT:
                                                   Year Ended
                                           ----------------------------
                                           December 31,     December 31,
                                               2000             1999
                                           ----------------------------
   Income From Continuing Operations       $ 8,859,811      $ 6,358,959
     Add Back:
      Depreciation                             278,655          257,215
      Deferred Taxes                         3,411,291          586,908
   Earnings Before Depreciation and        ----------------------------
    Deferred Taxes                         $12,549,757      $ 7,203,082
                                           ============================
   EBDDT Per Share                               $2.14            $1.13
                                           ============================

   EBDDT is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Further, EBDDT is not necessarily indicative of cash availability to fund cash needs and should not be considered as an alternative to cash flow as a measure of liquidity. The Company believes, however, that EBDDT provides relevant information about operations and is useful, along with net income, for an understanding of the Company's operating results.

   EBDDT is calculated by adding depreciation, amortization and deferred income taxes to net income as they represent non-cash charges. Net income in 1999 excludes discontinued citrus operations' net profits, including the gain from sale of that business segment.

   Due to the Company's new business strategy introduced at year end 1999 and implemented in 2000, the Company is introducing Earnings Before Depreciation and Deferred Taxes ("EBDDT") as a new performance measure. The new business strategy should produce significant amounts of both depreciation and deferred taxes and this measure will track results in this area.

   Cash and investment securities decreased in excess of $12,000,000 for the calendar year 2000. The primary uses of cash were $9,530,245 invested in property, plant and equipment additions, $9,152,351 used to repurchase Company stock, and an additional $1,186,851 used to pay dividends equivalent to $.20 per share. Offsetting these cash outflows was $8,234,719 of cash provided by operating activities. Funds used for additions to property, plant and equipment include approximately $5,985,000 invested on the purchase of two income properties and $3,300,000 expended on the completion of the clubhouse facilities at the LPGA mixed-use development. The new income properties consist of a 10,880 square-foot retail building located in Tallahassee, Florida occupied by Eckerd under a long-term triple-net lease, and a 12 acre auto dealership facility in Daytona Beach, Florida, also under lease.
                                    13
   Item 7.  Management's Discussion and Analysis of Financial Condition
   -------  ------------------------------------------------------------
            and Results of Operations (CONTINUED)
            -------------------------

   At December 31, 2000, the Company had two income properties under contract at purchase prices totaling $8,725,000. These properties, which were purchased in January 2001, are under long-term triple-net leases with Barnes & Noble and consist of retail buildings of 28,000 square-feet and 18,150 square-feet located in Daytona Beach and

   Lakeland, Florida, respectively. Additionally, a retail building in Palm Bay, Florida, under long-term lease to Walgreens, was put under contract at a purchase price of $4,260,000. The funds used for these transactions were generated from year end 2000 real estate closings and had been escrowed for this purpose. The Company intends to use the proceeds available from 2001 real estate closings, which qualify for like-kind exchange tax treatment, to invest in additional income properties. Construction and development expenditures planned for 2001 approximate $2,000,000. These expenditures include the final amounts due on the construction of the clubhouse, along with other golf operations additions, and road and entrance feature additions on lands adjacent to Interstate 95. Other capital requirements include the continuation of the stock repurchase program. The funds needed for these requirements will be available from cash and short-term investments on hand, operating activities and, if necessary, financing sources in place.

   Activity in and around the LPGA International mixed-use development was relatively strong during the year. Construction of the clubhouse facilities was substantially complete by year end, and opened for business the beginning of 2001. Development of five new residential communities by Renar Development Company ("Renar") began during the year with completion expected in the first quarter of 2001. This development activity along with the new marketing program put in place by Renar has strengthened the sales of homesites. Also adding momentum to the project was the nationally televised Ladies Professional Golf Association Arch Championship held at LPGA International during November and the approval by the Florida section of the United State Tennis Association ("USTA") of moving its headquarters to Daytona Beach. The approximate 12 acre headquarter site, which will be donated by the Company, is located adjacent to the entrance of the LPGA development. The complex will include 24 lighted tennis courts, a grandstand, pro shop and clubhouse, and an office complex. The USTA is obligated to sponsor a minimum of ten tournaments each year for ten years.

   Sales activity was strong during 2000, and included the sale of a 66 acre parcel at the southwest quadrant of the I-95 interchange at LPGA Boulevard. This site will serve as the location for a new multi-dealership auto mall, which is now under construction. A project of this magnitude tends to increase interest and activity on the surrounding lands. Although the national economy appears to be slowing and the local economy is always subject to its influences, at this time the local economy appears relatively strong and the Company enters 2001 with a significant land sales contract backlog. These facts lead to prospects for continued near-term profits.


                                    14
   Item 7.  Management's Discussion and Analysis of Financial Condition
   -------  ------------------------------------------------------------
            and Results of Operations (CONTINUED)
            -------------------------

   Ownership and investment in income properties has inherent risks, as does all real estate. These risks include, but are not limited to: the general health of the national and local economies, declines in market values, deterioration of surrounding properties and related values, financial stability of tenants and acts of God and nature. The Company attempts to limit these risks through its knowledge of real estate, due diligence efforts, and insurance practices.

   The year 2000 was the first year of implementation of the Company's business strategy, with the objective to become, over time, a company with a more predictable earnings pattern from geographically dispersed Florida real estate holdings. To this end, the Company used funds generated from qualified land sales, to acquire income properties utilizing tax deferred like-kind exchange transactions. This strategy will be utilized in the future in conjunction with management's continuing efforts to add value to its core Daytona Beach land holdings through the master planning and development process.

   Item 7A  Quantitative and Qualitative Disclosures about Market Risk
   -------  ---------------------------------------------------------

            The Company has no material market risk associated with interest rates, foreign currency exchange rates or commodity prices.

   Item 8.  Financial Statements and Supplementary Data
   ------   --------------------------------------------------------
            The Company's Consolidated Financial Statements appear beginning on page F-1 of this report. See Item
            14 of this report.

   Item 9.  Changes in and Disagreements with Accountants on Accounting
   ------   and Financial Disclosures
            ----------------------------------------------------------
            There were no disagreements with accountants on accounting and financial disclosures.

                                  PART III

   The information required by Items 10, 11, 12, and 13 is incorporated herein by reference to the registrant's 2001 annual meeting proxy statement pursuant to Instruction G to Form 10-K.
   On March 15, 2001, the registrant anticipates filing with the Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934, its definitive proxy statement to be used in connection with its 2001 annual meeting of shareholders at which directors will be elected for the ensuing year.

   Executive Officers of the Registrant
   ------------------------------------

   The executive officers of the registrant, their ages at January 31, 2001, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

        Bob D. Allen, 66, chairman of the board since April 1998 and chief executive officer since March 1990; president from March 1990 to January 2000.

        William H. McMunn, 54, president and chief operating officer since January 2000; president, Indigo Development Inc., a subsidiary of the Company, since December 1990.

        Bruce W. Teeters, 55, senior vice president-finance and treasurer, since January 1988.

   All of the above are elected annually as provided in the By-Laws.

                                  PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
   -------   8-K
             ------------------------------------------------------------
   1.  Financial Statements
       --------------------

       The following financial statements are filed as part of this report:


                                                              Page No.
                                                          --------------
       Report of Independent Certified Public Accountants       F-1

       Consolidated Balance Sheets as of December 31,
        2000 and 1999                                           F-2

       Consolidated Statements of Income for the
        three years ended December 31, 2000                     F-3

       Consolidated Statements of Shareholders' Equity
        for the three years ended December 31, 2000             F-4

       Consolidated Statements of Cash Flows for the three
        years ended December 31, 2000                           F-5

       Notes to Consolidated Financial Statements               F-6

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
   -------   8-K (CONTINUED)
             -----------------------------------------------------------

   2.  Financial Statement Schedules
       -----------------------------
       Included in Part IV on Form 10-K:

                Schedule III - Real Estate and Accumulated
                               Depreciation on page 21 of
                               Form 10-K
                Schedule IV -  Mortgage Loans on Real Estate
                               on page 22 of Form 10-K


        Other Schedules are omitted because of the absence of conditions under which they are required, materiality or because the required information is given in the financial statements or notes thereof.

   3.   Exhibits

        See Index to Exhibits on page 20 of this Annual Report on Form 10-K.

               Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000.

                             SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CONSOLIDATED-TOMOKA LAND CO.
                                           (Registrant)


   3/15/01                         By   /s/ Bob D. Allen
                                        Bob D. Allen, Chairman of the
                                        Board and Chief Executive
                                        Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   3/15/01     Chairman of the Board and
               Chief Executive Officer
               (Principal Executive
               Officer), and Director        By:   /s/ Bob D. Allen
                                                   ----------------

   3/15/01     Senior Vice President-Finance,
               Treasurer (Principal Financial
               and Accounting Officer), and
               Director                            /s/ Bruce W. Teeters
                                                   --------------------


   3/15/01     Director                            /s/ David D. Peterson
                                                   ---------------------


   3/15/01     Director                            /s/ John C. Adams, Jr.
                                                   ----------------------


   3/15/01     Director                            /s/ Robert F. Lloyd
                                                   --------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549











                                   EXHIBITS

                                      TO

                                   FORM 10-K





                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the fiscal year ended December 31, 2000
                          Commission File No. 0-5556





                         CONSOLIDATED-TOMOKA LAND CO.

           (Exact name of registrant as specified in the charter)

                        EXHIBIT INDEX
                                                                      Page No.
   (2.1)  Agreement of Merger and Plan of Merger and Reorganization
          dated April 28, 1993 between Consolidated-Tomoka Land Co.
          and CTLC, Inc. filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and
          incorporated by this reference.                                  *
   (2.2) Certificate of Merger dated April 28, 1993 filed with the registrant's Quarterly Report on Form 10-Q for the quarter
          ended March 31, 1993 and incorporated by this reference.         *
   (3.1)  Articles of Incorporation of CTLC, Inc. dated February 26,
          1993 and Amended Articles of Incorporation dated March 30,
          1993 filed with the registrant's Quarterly Report on Form
          10-Q for the quarter ended March 31, 1993 and incorporated
          by this reference.                                               *
   (3.2)  By-laws of CTLC, Inc. filed with the registrant's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1993 and
          incorporated by this reference.                                  *
    10    Material Contracts:
   (10.1) 1998-1999 Citrus World Marketing Agreement dated
          September 1, 1998 between Citrus World, Inc. and
          Consolidated-Tomoka Land Co. filed on Form 10-K
          for the year ended December 31, 1998 and incorporated by
          this reference.                                                  *
   (10.2) The Consolidated-Tomoka Land Co. Unfunded Deferred
          Compensation Plan filed with the registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1981
          and incorporated by this reference.                              *
   (10.3) The Consolidated-Tomoka Land Co. Unfunded Deferred
          Compensation Plan executed on October 25, 1982 filed with
          the registrant's Annual Report on Form 10-K for the year
          ended December 31, 1982 and incorporated by this reference.      *
   (10.4) The Consolidated-Tomoka Land Co. Stock Option Plan
          effective April 26, 1990 as amended and restated effective
          April 26, 1995, filed with the Registrant's Form S-8 filed on
          September 15, 1995 and incorporated by this reference.           *
   (10.5) Lease Agreement dated August 28, 1997 between the City of Daytona Beach and Indigo International Inc., a wholly
          owned subsidiary of Consolidated-Tomoka Land Co., filed
          on Form 10-K for the year ended December 31, 1997 and
          incorporated by this reference.                                  *
   (10.6) Development Agreement dated August 18, 1997 between the
          City of Daytona Beach and Indigo International Inc., a
          wholly owned subsidiary of Consolidated-Tomoka Land Co.,
          filed on Form 10-K for the year December 31, 1997 and
          incorporated by this reference.                                  *
   (10.7) Purchase and Sale Agreement dated December 28, 1998 between Alton D. Rogers and Wade H. Walker and
          Consolidated-Tomoka Land Co. filed on Form 10-K for
          the year ended December 31, 1998 and incorporated by
          this reference.                                                  *
   (21)   Subsidiaries of the Registrant                                  23
   (23)   Report of Independent Certified Public Accountants on
          Financial Statement Schedules.                                  24
   (23.2) Consent of Arthur Andersen LLP.                                 25
   * - Incorporated by Reference
                                        20

                                          SCHEDULE III
                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                             FOR THE YEAR ENDED DECEMBER 31, 2000

<CAPTIONS>

                                                                                          COSTS CAPITALIZED
                                               INITIAL COST TO COMPANY                SUBSEQUENT TO
ACQUISITION
                                  -------------------------------------------------------------------------------
                                                                   BUILDINGS &
DESCRIPTION                          ENCUMBRANCES      LAND       IMPROVEMENTS
IMPROVEMENTS    CARRYING COSTS
-----------                       -------------------------------------------------------------------------------
Income Properties:
 Gary Yeomans Ford, Daytona Beach,FL          -0-      1,403,615     2,399,685              -0-               -0-
 Eckerd, Tallahassee, FL                      -0-        590,800     1,595,000              -0-               -0-
 Miscellaneous                                -0-        728,582           -0-       1,099,921                -0-
                                  -------------------------------------------------------------------------------
                                              -0-      2,722,997     3,994,685       1,099,921                -0-
                                  ===============================================================================


                                      GROSS AMOUNT AT WHICH
                                    CARRIED AT CLOSE OF PERIOD
                                  -----------------------------
                                                                                    DATE OF
                                                                  ACCUMULATED    COMPLETION OF     DATE      DEPR
                                     LAND   BUILDINGS   TOTAL    DEPRECIATION   CONSTRUCTION     ACQUIRED    LIFE
                                  -------------------------------------------------------------------------------
                                                                                                             <C

Income Properties:
 Gary Yeomans Ford,
  Daytona Beach, FL               1,403,615 2,399,685   3,803,300       3,323         N/A       10/31/00     40Yrs.
 Eckerd, Tallahassee, FL            590,800 1,595,000   2,185,800       9,999         N/A       12/13/00     40Yrs.
 Miscellaneous                    1,828,503       -0-   1,828,503     260,343       Various       N/A        5-30Yrs.
                                  ----------------------------------------------
                                  3,822,918 3,994,685   7,817,603     273,665
                                  ==============================================

                                     2000                1999            1998
                                  -----------         ----------      ----------
Cost:
 Balance at Beginning of Year       1,752,706         14,365,140      17,693,377
 Improvements                       6,071,748            148,774         172,322
 Cost of Real Estate Sold              (6,851)       (12,761,208)     (3,500,559)
                                  ----------------------------------------------
Balance at End of Year              7,817,603          1,752,706      14,365,140
                                  ==============================================
Accumulated Depreciation:
 Balance at Beginning of Year         267,299          3,452,758       4,113,403
 Depreciation and Amortization          6,366            120,182         423,570
 Depreciation on Real Estate
   Sold                                     0         (3,305,641)     (1,084,215)
                                  ----------------------------------------------
 Balance at End of Year               273,665            267,299       3,452,758
                                  ==============================================

                                            SCHEDULE IV

                                    CONSOLIDATED-TOMOKA LAND CO.
                                    MORTGAGE LOANS ON REAL ESTATE
                                          DECEMBER 31, 2000

                                                                                                     PRINCIPAL
                          FINAL              PERIODIC                                                AMOUNT OF
                INTEREST  MATURITY           PAYMENT                  PRIOR   FACE      CARRYING     LOANS
DESCRIPTION     RATE      DATE               TERMS                    LIENS   AMOUNT    AMOUNT (A)   DELINQUENT
------------------------------------------------------------------------------------------------------------------
MORTGAGE N/R
SECURED BY
REAL ESTATE:

Volusia Co.     9.25%      09/03    Level, plus Balloon of $239,718     --      299,650     269,685      --
Volusia Co.     7.75%      12/01                Balloon of $486,325     --    1,969,541     486,325      --
Volusia Co.     8.50%      12/01    Level, plus Balloon of $1,004,020   --    1,220,000   1,060,223      --
Volusia Co.     7.25%      12/00                Balloon of $612,845     --      612,845     612,845      --
Volusia Co.     8.75%      09/03    Level, plus Balloon of $241,443     --      284,050     269,848      --
Volusia Co.     7.75%      07/02                Balloon of $996,020     --    1,372,000     996,020      --
Volusia Co.     7.75%      02/01                Balloon of $275,200     --      275,200     275,200      --
Volusia Co.    10.50%      10/03    Level, plus Balloon of $1,547,424   --    1,805,424   1,805,424      --
Volusia Co.    10.50%      03/01                Balloon of $1,040,000   --    1,040,000   1,040,000      --
Volusia Co.                06/01                Balloon of $1,800,000   --    1,800,000   1,800,000      --
Highlands Co.   6.00%      04/09    Level, plus Balloon of $1,753,415   --    2,550,000   2,480,679      --
Highlands Co.   --         05/02                Level                   --      600,000     400,000      --
Highlands Co.   --        Various               Balloon of $30,000      --       30,000      30,000      --
                                                                    -----------------------------------------
                                                                        --  $13,858,710 $11,526,249      --
                                                                    =========================================

(A) FOR FEDERAL INCOME TAX PURPOSES, THE AGGREGATE BASIS OF THE
LISTED MORTGAGES WAS $11,526,249.

(B) A RECONCILIATION OF THE CARRYING AMOUNT OF MORTGAGES FOR THE
THREE YEARS ENDED DECEMBER 31, 2000, 1999
    AND 1998 IS AS FOLLOWS:

                                                         2000         1999         1998
                                                      ------------------------------------
   BALANCE AT BEGINNING OF YEAR                       $7,269,211  $ 4,260,347  $ 5,146,017
   NEW MORTGAGE LOANS                                  4,795,644    5,438,494      628,343
   COLLECTIONS OF PRINCIPAL                          (   538,606)  (2,429,630) ( 1,514,013)
                                                      ------------------------------------
   BALANCE AT END OF YEAR                            $11,526,249  $ 7,269,211  $ 4,260,347
                                                      ====================================


                          EXHIBIT 21

Subsidiaries of the Registrant

                                                    Percentage of
                                 Organized          Voting Securities
                                 Under              Owned by
                                 Laws of            Immediate Parent
                                 -------------------------------------
Consolidated-Tomoka Land Co.     Florida             --
 Indigo Group Inc.               Florida             100.0
 Indigo Group Ltd.               Florida              99.0*
 (A Limited Partnership)
 Indigo Development Inc.         Florida             100.0
 Indigo Commercial Realty Inc.   Florida             100.0
 Palms Del Mar Inc.              Florida             100.0
 Indigo International Inc.       Florida             100.0


* Consolidated-Tomoka Land Co. is the limited partner of Indigo Group
Ltd., and owns 99.0% of the total partnership equity.  Indigo Group
Inc. is the managing general partner of the partnership and owns an additional 1.0% of the partnership equity.

All subsidiaries are included in the Consolidated Financial Statements of the Company and its subsidiaries appearing elsewhere herein.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES


TO CONSOLIDATED-TOMOKA LAND CO.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Consolidated-Tomoka Land Co. included in this Form 10-K, and have issued our report thereon dated January 25, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in item 14(a)2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data, required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                  Arthur Andersen LLP
Orlando, Florida
January 25, 2001

                                    EXHIBIT 23.2

                   CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 33-62679) of Consolidated-Tomoka Land Co. of our report dated January 25, 2001, appearing on page F-1 of this Annual Report on Form 10-K.



Arthur Andersen LLP

Orlando, Florida
March 16, 2001

                          CONSOLIDATED-TOMOKA LAND CO.

                         INDEX TO FINANCIAL STATEMENTS


Reports of Independent Certified Public Accountant                F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999      F-2

Consolidated Statements of Income for the three years ended
 December 31, 2000                                                F-3

Consolidated Statements of Shareholders' Equity for the
 three years ended December 31, 2000                              F-4

Consolidated Statements of Cash Flows for the three years
 ended December 31, 2000                                          F-5

Notes to Consolidated Financial Statements                        F-6






                   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
Consolidated-Tomoka Land Co.


     We have audited the accompanying consolidated balance sheets of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



Orlando, Florida                                 Arthur Andersen LLP
January 25,2001

                        Consolidated Balance Sheets

                                                                December 31,
                                                         ----------------------------
                                                             2000             1999
                                                          -----------     -----------
Assets
Cash                                                      $12,909,722      $16,458,208
Investment Securities (Note 3)                              8,178,186       16,689,438
Notes Receivable (Note 5)                                  11,602,477        7,365,754
Real Estate Held for Development and Sale (Note 6)          9,767,635       11,624,833
Deferred Income Taxes (Note 4)                                     --        1,239,853
Refundable Income Taxes (Note 4)                              743,801               --
Other Assets                                                2,516,635        1,634,499
                                                           ----------       ----------
                                                           45,718,456       55,012,585
                                                           ----------       ----------
Property, Plant and Equipment
  Land, Timber and Subsurface Interests                     3,822,918        1,725,750
  Golf Buildings, Improvements & Equipment                 10,408,134        7,016,788
  Income Properties Buildings & Improvements                3,994,685               --
  Other Furnishings and Equipment                             636,819          673,254
                                                           ----------       ----------
     Total Property, Plant and Equipment                   18,862,556        9,415,792
     Less Accumulated Depreciation and Amortization       ( 1,227,098)     ( 1,007,987)
                                                           ----------       ----------
     Net Property, Plant and Equipment                     17,635,458        8,407,805
                                                           ----------       ----------
      Total Assets                                        $63,353,914      $63,420,390
                                                           ==========       ==========
Liabilities
Accounts Payable                                          $   220,515      $   251,241
Accrued Liabilities                                         4,561,561        4,232,820
Income Taxes Payable (Note 4)                                      --          631,528
Deferred Income Taxes (Note 4)                              2,171,438               --
Notes Payable (Note 7)                                      9,845,827       10,270,837
                                                           ----------       ----------
     Total Liabilities                                     16,799,341       15,386,426
                                                           ----------       ----------
Commitments and Contingencies (Note 12)

SHAREHOLDERS' EQUITY
  Preferred Stock - 50,000 Shares Authorized,
   $100 Par Value; None Issued                                     --               --
  Common Stock - 10,000,000 Shares Authorized;
   $1 Par Value; 5,584,684 and 6,359,284
   Shares Issued and Outstanding at
   December 31, 2000 and 1999, respectively                 5,584,684        6,359,284
  Additional Paid-In Capital                                       --        3,588,751
  Retained Earnings                                        40,969,889       38,085,929
                                                           ----------       ----------
     Total Shareholders' Equity                            46,554,573       48,033,964
                                                           ----------       ----------
     Total Liabilities and Shareholders' Equity           $63,353,914      $63,420,390
                                                           ==========       ==========

The accompanying notes are an integral part of these consolidated statements.

                           Consolidated Statements of Income


                                                               Calendar Year
                                               ------------------------------------------
                                               December 31,    December 31,   December 31,
                                                   2000           1999            1998
Income:                                        -----------     -----------    -----------
  Real Estate Operations:
    Sales and Other Income                     $19,860,503     $17,129,879     $ 6,388,289
    Costs and Other Expenses                   ( 8,045,078)    ( 8,600,185)     (4,866,888)
                                                ----------      ----------      ----------
                                                11,815,425       8,529,694       1,521,401
                                                ----------      ----------      ----------
  Profit On Sales of Undeveloped
   Real Estate Interests                         1,378,918       2,115,768         132,033
                                                ----------      ----------      ----------
  Interest and Other Income                      1,986,608       1,853,808         784,471
                                                ----------      ----------      ----------
                                                15,180,951      12,499,270       2,437,905
General and Administrative Expenses            ( 3,364,792)    ( 2,879,365)     (2,318,730)
                                                ----------      ----------      ----------
Income From Continuing Operations Before
 Income Taxes                                   11,816,159       9,619,905         119,175

Income Taxes (Note 4)                          ( 2,956,348)    ( 3,260,946)    (
18,956)
                                                ----------      ----------      ----------
Income From Continuing Operations                8,859,811       6,358,959         100,219

Income From Discontinued Citrus Operations,
 Net of Tax (Note 2)                                    --       9,423,733       1,203,895
                                                ----------      ----------      ----------
Net Income                                     $ 8,859,811     $15,782,692      $1,304,114
                                                ==========      ==========      ==========

Per Share Information:
Basic and Diluted
 Income From Continuing Operations                   $1.51           $1.00           $0.01

 Income From Discontinued Citrus Operations             --           $1.48           $0.19
                                                ----------      ----------      ----------
 Net Income                                          $1.51           $2.48           $ .20
                                                ==========      ==========      ==========


The accompanying notes are an integral part of these consolidated statements.

                               Consolidated Statements of Shareholders' Equity


                                                 Additional
                                   Common         Paid-In       Retained
                                   Stock          Capital       Earnings        Total
                                 ----------     -----------    ----------    ----------

Balance, December 31, 1997       $6,371,833      $3,793,066   $27,689,548   $37,854,447

Net Income                               --              --     1,304,114     1,304,114
Cash Dividends ($.70 per share)          --              --   ( 4,460,283)  ( 4,460,283)
                                 ----------       ---------    ----------     ---------
Balance, December 31, 1998        6,371,833       3,793,066    24,533,379    34,698,278

Net Income                               --              --    15,782,692    15,782,692
Cash Dividends ($.35 per share)          --              --   ( 2,230,142)  ( 2,230,142)
Issuance of 4,651 Shares Pursuant
 to Exercise of Stock Options         4,651      (    4,640)           --            11
Repurchase of 17,200 Shares     (    17,200)     (  199,675)           --   (   216,875)
                                 ----------       ---------    ----------    ----------
Balance, December 31, 1999        6,359,284       3,588,751    38,085,929    48,033,964

Net Income                               --              --     8,859,811     8,859,811
Cash Dividends ($.20 per share)          --              --   ( 1,186,851)  ( 1,186,851)
Repurchase of 774,600 Shares    (   774,600)     (3,588,751)  ( 4,789,000)  ( 9,152,351)
                                  ---------       ---------    ----------    ----------
Balance, December 31, 2000       $5,584,684              --   $40,969,889   $46,554,573
                                  =========       =========    ==========    ==========


The accompanying notes are an integral part of these consolidated statements.

                      Consolidated Statements of Cash Flows

                                                                 Calendar Year
                                                    ---------------------------------------
                                                    December 31,  December 31,   December 31,
                                                         2000         1999           1998
                                                     -----------    ----------    ----------
Cash Flow from Operating Activities
 Net Income                                        $ 8,859,811   $15,782,692   $ 1,304,114

Adjustments to Reconcile Net Income to Net Cash
 Provided by (Used In) Operating Activities:
  Discontinued Citrus Operations                            --    (9,423,733)   (1,203,895)
  Depreciation and Amortization                        278,655       257,215       186,886
  Loss (Gain) on Sale of Property,
    Plant and Equipment                                 23,937    (    2,177)      114,973

(Increase) Decrease in Assets:
  Notes Receivable                                 ( 4,236,723)    1,750,114       902,482
  Real Estate Held for Development and Sale          1,857,198     1,973,134       221,101
  Deferred Income Taxes (Note 4)                     1,239,853       586,908    (   94,483)
  Refundable Income Taxes (Note 4)                 (   743,801)      285,199    (  285,199)
  Other Assets                                     (   882,136)       19,495    (   33,626)

(Decrease)Increase in Liabilities:
  Accounts Payable                                 (    30,726)   (   41,405)   (  418,058)
  Accrued Liabilities                                  328,741    (  135,644)      515,061
  Deferred Income Taxes (Note 4)                     2,171,438            --            --
  Income Taxes Payable (Note 4)                    (   631,528)      631,528    (2,109,528)
                                                     ---------    ----------    ----------
    Net Cash Provided by (Used In)
     Operating Activities                            8,234,719    11,683,326    (  900,172)
                                                     ---------    ----------    ----------
Cash Flow from Investing Activities
 Acquisition of Property, Plant and Equipment      ( 9,530,245)  ( 1,329,107)   (4,818,717)
 Net Decrease (Increase) in Investment
   Securities (Note 3)                               8,511,252   (15,498,048)   (  164,711)
 Proceeds from Sale of Property, Plant and
   Equipment                                                --        20,883     2,304,277
 Cash From Discontinued Citrus Operations (Note 2)          --    24,216,186     1,692,939
   Net Cash (Used In) Provided by Investing         ----------    ----------     ---------
     Activities                                    ( 1,018,993)    7,409,914    (  986,212)
                                                     ----------    ----------     ---------
Cash Flow from Financing Activities
 Proceeds from Notes Payable (Note 7)                1,471,000     2,469,000     5,577,000
 Payments on Notes Payable (Note 7)                ( 1,896,010)  ( 2,940,226)   (8,332,460)
 Cash Used to Repurchase Common Stock              ( 9,152,351)  (   216,864)           --
 Dividends Paid                                    ( 1,186,851)  ( 2,230,142)   (4,460,283)
                                                    ----------    ----------     ---------
   Net Cash Used in Financing Activities           (10,764,212)  ( 2,918,232)   (7,215,743)
                                                    ----------    ----------     ---------
Net (Decrease) Increase in Cash                    ( 3,548,486)   16,175,008    (9,102,127)
Cash, Beginning of Year                             16,458,208       283,200     9,385,327
                                                    ----------    ----------     ---------
Cash, End of Year                                  $12,909,722   $16,458,208    $  283,200
                                                    ==========    ==========     =========
                                           F-5


                                Consolidated Statements of Cash Flows
                                            continued



  Supplemental Disclosure of Operating Activities:

    In connection with the sale of real estate, the Company received, as consideration, mortgage notes receivable of $4,935,624, $2,268,895 and $628,343 for the years 2000, 1999, and 1998, respectively.

    In addition, the Company received letters of credit totaling $632,495 as consideration for real estate sales in 2000, which is included in other assets.

    In connection with the sale of the citrus operations, the Company received as consideration, notes receivable of $3,150,000 for the year 1999.

    Total interest paid was $867,134, $901,988, and $1,040,737 for the years 2000, 1999, and 1998, respectively.

    Total income taxes paid were $920,387, $8,870,891, and $3,069,525 for the years 2000, 1999, and 1998, respectively.



    The accompanying notes are an integral part of these consolidated statements.





                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         The consolidated financial statements include the accounts of Consolidated-Tomoka Land Co. and its wholly owned subsidiaries:
         Indigo Group Inc., Indigo Group Ltd., Indigo International Inc., Indigo Development Inc. and Palms Del Mar Inc. (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Nature of Operations
         The Company is primarily engaged, through its wholly owned subsidiaries, in the real estate industry. Real estate operations, which are primarily commercial in nature, also include residential, golf operations, incom properties and forestry operations. These operations are predominantly located in Volusia and Highlands Counties in Florida. From time to time, the Company sells unimproved real estate considered surplus to its operating needs. The latter function is not considered part of the Company's ordinary operations. See Note 2, "Discontinued Citrus Operations" regarding citrus activities.

         Use of Estimates in the Preparation of Financial Statements
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash
         At December 31, 2000, the Company held $12,623,427 in escrow to complete the purchase of income properties.

         Real Estate Held for Development and Sale
         The carrying value of real estate held for development and sale includes the initial acquisition costs of land, improvements thereto, and other costs incidental to the acquisition or development of land. These costs are allocated to properties on a relative sales value basis and are charged to costs of sales as specific properties are sold.
         No interest or property taxes were capitalized to real estate held for development and sale during 2000 and 1999, as there was no significant development during the periods.

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



NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The amount of depreciation and amortization taken for the years 2000, 1999 and 1998 was $278,655, $257,215, and $186,886, respectively.

         The range of estimated useful lives for property, plant and equipment is as follows:

         Golf Buildings & Improvements              10-40 Years
         Golf Equipment                              5-10 Years
         Income Properties Buildings & Improvements    40 years
         Other Furnishings & Equipment               5-25 years

         Long-Lived Assets
         The Company has reviewed the recoverability of long-lived assets, including real estate held for development and sale, property, plant and equipment and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There has been no material impairment of long-lived assets reflected in the consolidated financial statements for the three years ended December 31, 2000.

         Sale of Real Estate
         The profit on sales of real estate is accounted for in accordance with the provisions of the Statement of Financial Accounting Standards No. 66, (SFAS) "Accounting for Sales of Real Estate (SFAS 66)." The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS 66. No income was deferred for the three years in the period ended December 31, 2000.

         Unfunded Deferred Compensation Plans
         The Company maintains two unfunded deferred compensation plans. One plan is established for the Board of Directors of the Company, with the second plan established for the officers and key employees of the Company. Under the plans, any member of the Board of Directors, officer or key employee may elect to defer all or a portion of his compensation. The amount of deferred compensation shall increase annually by an amount which is equal to interest on the deferred compensation at the rate of return earned by the Company on its short-term investments. Compensation credited to a participant shall be deferred until such participant ceases to be a member of the Board of Directors, officer or key employee, at which time the amounts accumulated shall be distributed in the manner elected. The plans are nonqualified plans as defined by the Internal Revenue Service. The amount of deferred compensation reflected in accrued liabilities on the consolidated balance sheets at December 31, 2000 and 1999 were $3,898,787 and $3,591,613, respectively.

         Pensions
         The Company has a funded, non-contributory defined benefit pension plan covering all eligible full-time employees. The Company's method of funding and accounting for pension costs is to fund and accrue all normal costs plus an amount necessary to amortize past service cost over a period of 30 years. (See Note 9 "Pension Plan").



Note 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         Concentration of Credit Risk
         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, investment securities, accounts receivables and notes receivable.

         Fair Value of Financial Instruments
         The carrying amounts of the Company's financial assets and liabilities, including cash, accounts receivable and accounts payable at December 31, 2000 and 1999, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes receivable and notes payable approximates fair value at December 31, 2000 and 1999, since the notes are at floating rates or fixed rates which approximate current market rates for notes with similar risks and maturities.

         Reclassifications
         Certain reclassifications were made to the 1999 accompanying consolidated financial statements to conform to the 2000 presentation.

NOTE 2   DISCONTINUED CITRUS OPERATIONS

         On December 28, 1998, the Company entered into an agreement for the sale of its citrus operations. The transaction closed on April 7, 1999. The results of the citrus operations have been reported separately as discontinued operations in the Consolidated Statements of Income. Summary financial information of the citrus operations is as follows:

                                                         Year Ended December 31,
                                                         -----------------------

                                                    2000          1999           1998
                                                  --------     ----------     ----------
         Revenues from Discontinued
          Citrus Operations                             --    $ 5,393,171    $11,726,251
                                                  ========     ==========     ==========
         Income from Discontinued Citrus
          Operations Before Tax                         --    $ 2,206,440    $ 1,930,247
         Income Tax Expense from Discontinued
          Citrus Operations                             --      ( 830,283)     ( 726,352)
         Gain on Sale of Citrus Operations
          (Net of Income Tax of $4,721,536)             --      8,047,576             --
                                                  --------      ---------     ----------
         Net Income from Discontinued
          Citrus Operations                             --    $ 9,423,733    $ 1,203,895
                                                  ========      =========      =========

         Following is a summary of significant accounting policies related to the citrus operations.






NOTE 2   DISCONTINUED CITRUS OPERATIONS (CONTINUED)

         Until the sale of the citrus operations in April 1999,the Company harvested and sold both fresh and to-be-processed citrus from its bearing groves, all of which were located in Highlands County, Florid. Fresh fruit sales were made by the Company through the Company owned packing plant to wholesale produce distributors and retail grocery chains primarily in the Eastern and Midwestern regions of the United States and Canada. Revenues and related costs of sales were recognized at time of shipment. The to-be-processed fruit was sent to Citrus World, Inc. (Citrus World), an agricultural cooperative owned by the Company and twelve other growers. The cooperative processed the fruit and marketed it under several names on a regional and national basis. Citrus World pooled its own fruit with the fruit purchased from the Company and other citrus growers, processed the pooled fruit and sold the products produced.

         Each participant in the pool, including Citrus World, shared ratably in the proceeds from the sale of products, net of Citrus World's actual processing and marketing costs, plus a per-unit handling fee. Citrus World made periodic payments to all participants based on their pro rata share of net sales proceeds and made final payment after all the products in the pool had been sold. The Company recorded estimated revenues at the time of delivery of the fruit to Citrus World and finalized revenues after all the products in the pool had been sold. During the years 1999 and 1998, the Company's estimated pro rata share of net sales proceeds under the above pooling agreement amounted to $1,217,604 and $4,321,531, respectively.

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

NOTE 3   INVESTMENT SECURITIES

         The Company accounts for investment securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities (SFAS 115)." This standard requires classification of the investment portfolio into three categories: held to maturity, trading, and available for sale. The Company classifies as held to maturity those securities which the Company has the intent and ability to hold through their stated maturity date. Investment securities which are classified as held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. Gains and losses are determined using the specific indentification method. Investment securities as of December 31, 2000 and 1999 are as follows:










NOTE 3   INVESTMENT SECURITIES (CONTINUED)

                                                          2000          1999
                                                       ----------   -----------
         Investments Held to Maturity
         ----------------------------
         Debt Securities Issued by States
          and Political Subdivisions of States         $5,590,047   $ 9,875,329
         Corporate Debt Securities                        526,169     4,118,141
         Preferred Stocks                               2,052,081     2,665,732
         Mortgage-Backed Securities                         9,889        30,236
                                                        ---------    ----------
         Total Investments Held to Maturity            $8,178,186   $16,689,438
                                                        ---------    ----------

         The contractual maturities of investment securities held to maturity are as follows:

             Maturity Date                             Amount
            ----------------                           ---------
             Within 1 year                            $3,978,752
             1-5 Years                                 1,511,702
             6-10 Years                                1,450,296
             After 10 Years                            1,237,436
                                                       ---------
                                                      $8,178,186
                                                       =========




























NOTE 4   INCOME TAXES

         The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes."

         The provision for income taxes is summarized as follows:

                              2000                     1999                    1998
                              ----                     ----                    ----
                        Current    Deferred     Current     Deferred    Current    Deferred
                        --------  ---------   ---------     --------    -------    --------
            Federal   $(609,756) $2,921,385  $2,258,051     $496,686   $134,271   $(122,538)
            State       154,813     489,906     415,987       90,222    (20,832)     28,055
                        --------  ---------   ---------      -------    -------     -------
            Total     $(454,943) $3,411,291  $2,674,038     $586,908   $113,439   $( 94,483)
                        ========  =========   =========      =======    =======     =======

         Deferred income taxes have been provided to reflect temporary differences that represent the cumulative difference between taxable or deductible amounts recorded in the financial statements and in the tax returns. The sources of these differences and the related deferred provision (credit) and deferred income tax assets (liabilities) are summarized as follows:

                                    Provision (Credit)                Deferred Taxes
                             ---------------------------------   -----------------------
                               2000          1999       1998        2000          1999
                             ---------     -------    --------   ---------      --------
          Depreciation      $   54,166   $(123,690) $   66,778 $(  136,218)   $(  82,052)
          Sales of Real
           Estate            5,051,395    (  1,379)  ( 103,981) (4,634,012)      417,383
          Deferred
           Compensation      ( 118,493)   (198,122)  ( 179,984)  1,503,957     1,385,464
          Basis Difference in
           Joint Venture     (  61,775)   ( 25,288)     79,707   1,254,020     1,192,245
          Revolving Fund
           Certificates          5,449    ( 58,231)  (  13,798)    404,825       410,274
          Charitable
           Contributions
           Carryforward      1,772,841     527,115     700,043     115,725     1,888,566

          Other             (   36,686)    413,625   (  34,418)  (  82,782)   (  119,468)
          Less-Valuation
           Allowance        (3,255,606)     52,878   ( 608,830)  ( 596,953)   (3,852,559)
                             ---------     -------    --------   ---------     ---------
                            $3,411,291   $ 586,908  $(  94,483)$(2,171,438)   $1,239,853
                             =========     =======    ========   =========     =========








NOTE 4    INCOME TAXES (CONTINUED)


        Following is a reconciliation of the income tax computed at the federal statutory rate of 35 percent for 2000 and 1999, and 34 percent for 1998.


                                                             Calendar Year
                                                -----------------------------------
                                                   2000         1999         1998
                                                ---------    ---------    ---------
        Income Tax Computed at Federal
         Statutory Rate                        $4,135,656   $3,366,967   $   40,520
        Increase (Decrease) Resulting from:
         State Income Tax, Net of Federal
          Income Tax Benefit                      419,067      342,035        4,768
         Tax Exempt Interest Income            (  190,474)    (274,687)   ( 150,461)
         Adjustment to Valuation Allowance     (1,375,000)    (155,000)     120,000
         Other Reconciling Items               (   32,901)    ( 18,369)       4,129
                                                ---------    ---------    ---------
        Provision for Income Taxes             $2,956,348   $3,260,946   $   18,956
                                                =========    =========    =========

        During 2000, certain tax issues under examination with tax authorities were resolved. The resolution of these issues resulted in a $1,500,000 reduction in the valuation allowances associated with deferred income taxes.

NOTE 5    NOTES RECEIVABLE

         Notes Receivable consisted of the following:

                                                                      December 31,
                                                                -------------------------
                                                                    2000          1999
                                                                -----------    ----------
       Mortgage Notes Receivable

          Various notes with interest rates ranging
           from 0% to 10.5% with payments due from 2001
           through 2009.  Collateralized by real
           estate mortgages held by the Company                 $11,126,249    $6,669,211

         Other Notes Receivable

          Interest at prime rate, receivable in
           monthly installments of principal and
           interest to amortize the original note
           over a period of 15 years, due January
           2004                                                      76,228        96,543

          Payable in three annual installments
           of $200,000 through May 2002                             400,000       600,000
                                                                 ----------     ---------
          Total Notes Receivable                                $11,602,477    $7,365,754
                                                                 ==========     =========

          The prime rate of interest was 9.50% and 8.50% at December 31, 2000 and 1999, respectively.
                                            F-13

NOTE 5    NOTES RECEIVABLE (CONTINUED)

          The required annual principal receipts are as follows:


          Year ending December 31,                                               Amount
                                                                             -----------
          2001                                                               $ 5,887,589
          2002                                                                 1,327,641
          2003                                                                 2,138,130
          2004                                                                    89,883
          2005                                                                    92,767
          2006 and Thereafter                                                  2,066,467
                                                                              ----------
                                                                             $11,602,477
                                                                              ==========

NOTE 6    REAL ESTATE HELD FOR DEVELOPMENT AND SALE

          Real estate held for development and sale as of December 31, 2000 and 1999 is summarized as follows:


                                                       December 31,
                                                 ---------------------------
                                                   2000               1999
                                                 ---------        ----------
          Undeveloped Land                      $   89,253       $   844,523
          Land and Land Development              9,581,357        10,683,285
          Completed Houses                          97,025            97,025
                                                 ---------        ----------
                                                $9,767,635       $11,624,833
                                                 =========        ==========


















NOTE 7    NOTES PAYABLE

          Notes Payable consisted of the following:

                                                                         December 31,
                                                                 --------------------------
                                                                    2000            1999
                                                                 ---------       ----------
          Mortgage Notes Payable
           Mortgage notes payable are collateralized
            by real estate mortgages held by the
            lender.  As of December 31, 2000 and 1999,
            mortgage notes payable consisted of the
            following:

            Payments of $266,783, including interest
             at 8.8% payable quarterly through
             April 2002; principal balance due
             July 2002                                           $8,299,674      $ 8,618,697

            Interest payable quarterly at 10%,
             principal and outstanding interest
             due October 2005                                     1,200,000        1,200,000

          Industrial Revenue Bonds
           Industrial revenue bonds payable are
            collateralized by real estate.
            Interest at 80.65% of prime rate,
            payable in monthly installments of
            principal and interest to amortize
            the original debt over a period
            of 18 years, due January 2004                           346,153          452,140

          Line of Credit
           A line of credit totaling $7,000,000
            payable on demand, with interest at
            the lower of prime rate minus .75% or
            the LIBOR Market Index rate plus 1.5%                         --              --

                                                                   ---------      ----------
                                                                  $9,845,827     $10,270,837
                                                                   =========      ==========












NOTE 7    NOTES PAYABLE (CONTINUED)


          The required annual principal payments on notes payable are as follows:


          Year Ending December 31,                                              Amount
          ------------------------                                           ----------
          2001                                                              $   445,199
          2002                                                                8,065,999
          2003                                                                  123,854
          2004                                                                   10,775
          2005                                                                1,200,000
                                                                             ----------
                                                                            $ 9,845,827
                                                                             ==========


          Interest expense was $867,134, $901,988, $1,070,737 for 2000, 1999, and 1998, respectively. Interest of $159,649 and $59,058 was capitalized to property, plant and equipment for the years 2000 and 1999, respectively.

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

          The Company's net periodic pension cost included the following components:


                                                                 December 31,
                                                    -----------------------------------
                                                      2000            1999        1998
                                                    --------        -------     -------
          Service Cost                             $ 169,060       $257,773    $251,669
          Interest Cost on Projected Benefit
           Obligation                                284,442        329,624     315,598
          Actual Return on Plan Assets              (409,113)      (197,462)   (581,457)
          Net Amortization                          ( 18,031)      (268,759)    133,627
          Accelerated Recognition of
           Unrecognized net gain under FAS 88             --       (117,020)         --
                                                    --------        -------     -------
         Net Periodic Pension Cost                $  26,358       $ 4,156      $119,437
                                                    ========        =======     =======

NOTE 8   PENSION PLAN (CONTINUED)

         The change in benefit obligation is as follows:

                                                                December 31,
                                                          -----------------------
                                                            2000           1999
                                                          ---------     ---------
         Benefit Obligation at Beginning of Year         $3,792,902    $4,784,088
         Service Cost                                       169,060       166,538
         Interest Cost                                      284,442       290,367
         Actuarial Loss                                     369,057        10,219
         Benefits Paid                                    ( 231,068)    ( 545,320)
         Curtailment and Settlement                       ( 186,779)    ( 912,990)
                                                          ---------     ---------
         Benefit Obligation at End of Year               $4,197,614    $3,792,902
                                                          =========     =========
         The change in plan assets is as follows:

         Fair Value of Plan Assets at Beginning of
           Year                                          $4,754,047    $5,101,905
         Actual Return on Plan Assets                       409,113       197,462
         Curtailment and Settlement                      (  193,490)   (  304,176)
         Plan Expenses Paid                              (   83,986)   (   97,394)
         Benefits Paid                                   (  147,082)   (  143,750)
                                                           --------     ---------
         Fair Value of Plan Assets at End of Year        $4,738,602    $4,754,047
                                                          =========     =========
         The accrued pension liability consists
          of the following:

         Plan Assets In Excess of
          Projected Benefit Obligation                   $ 540,988     $  961,145
         Unrecognized Prior Service Cost                     3,585          4,112
         Unrecognized Net Gain                           ( 160,397)    (  546,478)
         Unrecognized Transition Asset                   (  82,878)    (   95,078)
                                                          --------       --------
         Prepaid Pension Liability                       $ 301,298      $ 323,701
                                                          ========       ========

         The actuarial assumptions made to determine the projected benefit obligation and the fair value of plan assets are as follows:

                                                                   December 31,
                                                                ------------------
                                                                2000          1999
                                                                -----         ----
         Weighted Average Discount Rate                          7.0%         7.0%
         Weighted Average Asset Rate of Return                   9.0%         9.0%
         Compensation Scale                                      5.0%         5.0%

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

          The Company recognizes postretirement expenses in accordance with adopted SFAS No. 106, "Employers' Accounting for Postretirement
          Benefits Other Than Pensions" (SFAS 106), which requires that expected costs of postretirement benefits be charged to expense during the years the employees render service. The Company elected to amortize the unfunded obligation measured at adoption of SFAS 106 over a period of 20 years. The effect of this amortization expense recognized in 2000, 1999 and 1998 was $67,781, $70,160 and
          $98,532, respectively. The accrued post retirement benefit cost reflected in the consolidated balance sheet at December 31, 2000 and 1999 was $147,097 and $154,283, respectively.

NOTE 10   STOCK OPTION PLAN

          The Company maintains a stock option plan (the Plan) pursuant to which 530,000 shares of the Company's common stock may be issued. Under the Plan, the option exercise price equals the stock market price on the date of grant. The options vest over five years and all expire after ten years. The Plan provides for the grant of (1) incentive stock options which satisfy the requirements of Internal Revenue Code (IRC)
          Section 422, and (2) nonqualified options which are not entitled to favorable tax treatment under IRC Section 422. No optionee may exercise incentive stock options in any calendar year for shares of common stock having a total market value of more than $100,000 on the date of grant (subject to certain carryover provisions). In connection with the grant of nonqualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment which may be paid in whole or in part in cash or in shares of common stock equal to all or a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise.

          The Company accounts for the Plan under Accounting Principles Board
          Opinion No. 25. Had compensation cost for the Plan been determined consistent with SFAS Statement No. 123,"Accounting for Stock Based
          Compensation", the Company's net income and earnings per share would not have been materially different than reported.

          On September 24, 1999, Baker, Fentress & Company distributed its 79% ownership in the Company, resulting in a change in control and thus vesting of all outstanding options (Note 13).

          The stock option plan expired on April 26, 2000, and no new options can be issued.


                                           F-18
NOTE 10    STOCK OPTION PLANS (CONTINUED)

           A summary of the status of the Company's stock option plan for the three years ended December 31, 2000 and changes during the years then ended is as follows:


                                           2000              1999             1998
                                      ---------------   ---------------  ---------------
                                             Wtd Avg           Wtd Avg           Wtd Avg
                                     Shares  Ex Price   Shares Ex Price  Shares  Ex Price
                                     ------- --------   ------ --------  ------- --------
         Outstanding at beginning
          of year                    220,000  $15.95   196,800   $15.91  148,800   $15.36
           Granted                        --            48,000   $14.75   48,000   $17.62
           Exercised                      --          ( 22,400)  $13.17       --
           Expired                        --          (  2,400)  $14.04       --
                                      ------            ------           -------
           Outstanding at
            end of year              220,000  $15.95   220,000   $15.95  196,800   $15.91
                                     =======           =======           =======
           Exercisable at
            end of year              220,000  $15.95   220,000   $15.95  108,480   $15.07
                                     =======           =======           =======
           Weighted average fair value
            options granted during
            the year                      --             $4.63             $5.58
                                     =======           =======           =======

          Of the 220,000 options outstanding at December 31, 2000, 76,000 have exercise prices between $12.12 and $17.15 with a weighted average exercise price of $15.09 and a weighted average contractual life of
          4.2 years. The remaining 144,000 options have exercise prices between $14.75 and $17.62, with a weighted average exercise price of $16.41
          and a weighted average contractual life of 7 years.   All options
          outstanding are exercisable.

NOTE 11   EARNINGS PER SHARE

          Basic earnings per common share were computed by dividing income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined based on the assumption of the conversion of stock options using the treasury stock method at average cost for the periods.

                                                          2000           1999         1998
                                                        ---------    ----------    ---------
          Income Available to Common Shareholders:
           Income from Continuing Operations           $8,859,811   $ 6,358,959   $  100,219
           Income from Discontinued Citrus Operations          --     9,423,733    1,203,895
                                                        ---------    ----------    ---------
            Net Income                                 $8,859,811   $15,782,692   $1,304,114
                                                        =========    ==========    =========

          Weighted Average Shares Outstanding           5,877,047     6,373,490    6,371,833
          Common shares Applicable to Stock Options
           Using the Treasury Stock Method                     --         3,754       11,834
                                                        ---------     ---------    ---------
          Total Shares Applicable to Diluted Earnings
           Per Share                                    5,877,047     6,377,244    6,383,667
                                                        =========     =========    =========
          Basic and Diluted Earnings Per Share
           Income from Continuing Operations                $1.51         $1.00        $0.01
           Income from Discontinued Citrus Operations          --         $1.48        $0.19
                                                         --------     ---------    ---------
           Net Income                                       $1.51         $2.48        $0.20
                                                         ========     =========    =========

NOTE 12   COMMITMENTS AND CONTINGENCIES

          The Company leases certain equipment, land and improvements under operating leases.

          Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2000, are summarized as follows:

          Year Ending December 31,                                         Amounts
                                                                          --------
          2001                                                          $  317,980
          2002                                                             305,139
          2003                                                             313,729
          2004                                                             146,083
          2005                                                             111,396
          2006 and Thereafter                                            6,450,000
                                                                         ---------
                                                                        $7,644,327
                                                                         =========

          Rental expense under all operating leases amounted to $561,737, $357,469,and $400,053 for the years ended December 31, 2000, 1999 and 1998, respectively.

          Additionally, the Company, as lessor, leases certain land, buildings and improvements under operating leases.

          Minimum future rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2000, are summarized as follows:

          Year Ending December 31,                      Amounts
                                                      ---------
          2001                                       $  207,597
          2002                                          204,303
          2003                                          202,278
          2004                                          202,278
          2005                                          202,278
          2006 and Thereafter                         2,312,096
                                                      ---------
                                                     $3,330,830
                                                      =========

          Rental income under all operating leases amounted to $247,531, $164,692 and $370,916 for the years ended December 31, 2000, 1999, and 1998, respectively.

NOTE 13  RELATED PARTIES

          Baker, Fentress & Company, a publicly owned, closed-end investment company, owned approximately 79 percent of the Company's outstanding common stock at December 31, 1998. On September 24, 1999, Baker, Fentress & Company distributed its ownership in the Company to its shareholders.

          The Company owns non-voting stock, in the aggregate amount of $1,049,447, in Citrus World. This non-voting stock is considered to have no value for financial statement purposes until redeemed.
          (See Note 2 "Discontinued Citrus Operations").

NOTE 14   SUBSEQUENT EVENTS

          On January 11, 2001, the Company purchased two income producing properties at prices totaling $8,725,000. The properties are a 28,000 square foot retail building located in Daytona Beach, Florida with the second site consisting of an 18,150 square foot retail building located in Lakeland, Florida. Both buildings are occupied by Barnes & Noble as the sole tenant under long-term triple net leases. The purchases were made with cash generated from year end 2000 real estate closings and escrowed for these transactions.

                                                QUARTERLY FINANCIAL DATA (Unaudited)

                                               (In thousands except per share amounts)

                                                           THREE MONTHS ENDED
                                   March 31,            June 30,           September 30,           December 31,
                           --------------------   --------------------   -------------------   ---------------------
                              2000       1999       2000        1999       2000       1999       2000         1999
                           ---------  --------    --------    --------   --------   --------   ---------    --------
Income:
Real Estate Operations:
 Sales and Other Income   $1,497,678 $1,287,026  $1,304,720  $5,992,136 $2,882,689 $6,381,248 $14,175,416 $ 3,469,469
 Costs and Other Expenses (1,285,785)(1,142,128) (1,509,951) (1,667,480)(1,425,888)(4,517,593) (3,823,454)( 1,272,984)
                           ---------  ---------   ---------   ---------  ---------  ---------  ----------   ---------
                             211,893    144,898   ( 205,231)  4,324,656  1,456,801  1,863,655  10,351,962   2,196,485
                           ---------  ---------   ---------   ---------  ---------  ---------  ----------   ---------
Profit on Sales of
 Undeveloped Real
 Estate Interests             82,527      3,500       2,899   2,028,338     14,750     67,476  1,278,742       16,454
                           ---------    -------   ---------   ---------  ---------  --------- ----------    ---------
Interest and Other
 Income                      443,539    197,010     404,230     407,101    423,419    574,373    715,420      675,324
                           ---------    -------   ---------   ---------  ---------  --------- ----------    ---------
                             737,959    345,408     201,898   6,760,095  1,894,970  2,505,504 12,346,124    2,888,263
General and Administrative
 Expenses                 (1,008,798)  (990,206)  ( 914,638)  ( 878,483) ( 876,533) ( 868,726)  (564,823)   ( 141,950)
                           ---------    -------    --------     -------    -------   --------   --------    ---------
Income (Loss) From Continuing
 Operations Before
  Income Taxes             ( 270,839)  (644,798)  ( 712,740)  5,881,612  1,018,437  1,636,778  11,781,301   2,746,313
Income Taxes                 100,003    250,575     263,689  (2,222,817) 1,124,811  ( 491,463) (4,444,851) (  797,241)
                             -------    -------    --------   ---------  ---------  ---------  ----------   ---------
Net Income (Loss) From
 Continuing Operations     ( 170,836) ( 394,223)  ( 449,051)  3,658,795  2,143,248  1,145,315   7,336,450   1,949,072

Income (Loss) From Discontinued
 Citrus Operations                --  1,250,597          --   7,859,660         --   ( 41,130)         --     354,606
                            --------  ---------   ---------  ----------  ---------  ---------   ---------   ---------
Net Income (Loss)         $( 170,836)$  856,374 $(  449,051)$11,518,455 $2,143,248 $1,104,185  $7,336,450  $2,303,678
                            ========  =========   =========  ==========  =========  =========   =========   =========
Per Share Information:
 Basic and Diluted
  Income (Loss) From
   Continuing Operations      $(0.03)    $(0.06)     $(0.07)      $0.57      $0.37     $ 0.19      $1.24      $0.30

  Income (Loss) From Discontinued
   Citrus Operations              --     $ 0.19          --       $1.24         --     $(0.01)        --       $0.06
                                ----       ----        ----        ----       ----       ----       ----        ----
  Net Income (Loss)           $(0.03)    $ 0.13      $(0.07)      $1.81      $0.37     $ 0.18      $1.24      $0.36
                                ====       ====        ====        ====       ====       ====       ====        ====
