Form 10-Q
period 2001-03-31
CONSOLIDATED TOMOKA LAND CO
filed 2001-05-09
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

           X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          ___     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

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


                                (386) 255-7558
            (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
   (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X               No
                               -----            -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



    Class of Common Stock                            Outstanding
                                                     May 1, 2001

      $1.00 par value                                 5,565,784

                        CONSOLIDATED-TOMOKA LAND CO.


                                    INDEX



                                                              Page No.
                                                              --------


   PART I - FINANCIAL INFORMATION

          Consolidated Condensed Balance Sheets -
               March 31, 2001 and December 31, 2000                3

          Consolidated Condensed Statements of Income -
            Three Months Ended March 31, 2001 and 2000             4


          Consolidated Statement of Shareholders' Equity -
            Three Months Ended March 31, 2001                      5

          Consolidated Condensed Statements of Cash Flows -
            Three Months Ended March 31, 2001 and 2000             6

          Notes to Consolidated Condensed Financial Statements     7-8

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    9-12

   PART II -- OTHER INFORMATION                                    13

   SIGNATURES                                                      14

                         PART I -- FINANCIAL INFORMATION

                           CONSOLIDATED-TOMOKA LAND CO.
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                          (Unaudited)
                                                     March 31,    December 31,
                                                       2001          2000
                                                     ---------    ------------
ASSETS
Cash                                               $ 7,355,762     $12,909,722
Investment Securities                                5,104,724       8,178,186
Notes Receivable                                     9,810,530      11,602,477
Real Estate Held for Development and Sale            9,715,351       9,767,635
Refundable Income Taxes                                625,122         743,801
Other Assets                                         2,956,778       2,516,635
Property, Plant, and Equipment - Net                26,877,160      17,635,458
                                                    ----------      ----------
     TOTAL ASSETS                                  $62,445,427     $63,353,914
                                                    ==========      ==========

LIABILITIES
Accounts Payable                                   $   112,073     $   220,515
Accrued Liabilities                                  4,642,057       4,561,561
Deferred Income Taxes                                1,995,917       2,171,438
Notes Payable                                        9,744,504       9,845,827
                                                    ----------      ----------
     TOTAL LIABILITIES                              16,494,551      16,799,341
                                                    ----------      ----------
SHAREHOLDERS' EQUITY
Common Stock                                         5,565,784       5,584,684
Retained Earnings                                   40,385,092      40,969,889
                                                    ----------      ----------
     TOTAL SHAREHOLDERS' EQUITY                     45,950,876      46,554,573
                                                    ----------      ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $62,445,427     $63,353,914
                                                    ==========      ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                         CONSOLIDATED-TOMOKA LAND CO.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                           (Unaudited)
                                                         Three Months Ended
                                                      ---------------------------
                                                      March 31,       March 31,
                                                        2001            2000
                                                      ----------      -----------
INCOME:

  Real Estate Operations:
    Sales and Other Income                            $2,234,391       $1,497,678
    Costs and Expenses                                (1,772,531)      (1,285,785)
                                                       ---------        ---------
                                                         461,860          211,893
                                                       ---------        ---------
  Profit on Sales of Undeveloped
    Real Estate Interests                                  1,340           82,527
                                                       ---------        ---------
  Interest and Other Income                              390,404          443,539
                                                       ---------        ---------
                                                         853,604          737,959

General and Administrative Expenses                   (1,009,332)      (1,008,798)
                                                       ---------        ---------

Loss Before Income Taxes                              (  155,728)      (  270,839)
Income Taxes                                              56,841          100,003
                                                       ---------        ---------
Net Loss                                              (   98,887)      (  170,836)
                                                       =========        =========
PER SHARE INFORMATION:
 Basic and Diluted
   Net Loss                                           $    (0.02)      $    (0.03)
                                                       =========        =========
   Dividends                                          $     0.05       $     0.05
                                                       =========        =========

See accompanying Notes to Consolidated Condensed Financial Statements.

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY




                                Common        Retained
                                Stock         Earnings        Total
                               ---------      -----------     -----------

Balance, December 31, 2000    $5,584,684      $40,969,889     $46,554,573

Net Loss                                      (    98,887)    (    98,887)
Cash Dividends
  ($.05 per share)                            (   278,289)    (   278,289)
Repurchase of 18,900 Shares  (    18,900)     (   207,621)    (   226,521)
                              ----------       ----------      ----------
Balance, March 31, 2001       $5,565,784      $40,385,092     $45,950,876
                              ==========       ==========      ==========



                         CONSOLIDATED-TOMOKA LAND CO.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                            (Unaudited)
                                                         Three Months Ended
                                                     ---------------------------
                                                      March 31,         March 31,
                                                        2001              2000
                                                     -----------       ----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss                                         $(    98,887)     $(  170,836)

   Adjustments to Reconcile Net Income to Net Cash
    Provided By (Used In) Operating Activities:
    Depreciation and Amortization                        170,680           71,310

  Decrease (Increase) in Assets:
    Notes Receivable                                   1,791,947           94,013
    Real Estate Held for Development                      52,284           67,849
    Refundable Income Taxes                              118,679               --
    Other Assets                                     (   440,143)       ( 120,194)

  (Decrease) Increase in Liabilities:
    Accounts Payable                                 (   108,442)       (  95,518)
    Accrued Liabilities                                   80,496        ( 143,322)
    Deferred Income Taxes                            (   175,521)              --
    Income Taxes Payable                                      --        ( 100,003)
                                                      ----------       ----------
    Net Cash Provided By (Used In) Operating
     Activities                                        1,391,093        ( 396,701)
                                                      ----------       ----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant, and Equipment       ( 9,412,382)     (   348,531)
 Net Decrease (Increase) in Investment Securities      3,073,462      (10,369,967)
                                                      ----------       ----------
  Net Cash Used In Investing Activities              ( 6,338,920)     (10,718,498)
                                                      ----------       ----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable                             688,000               --
 Payments on Notes Payable                           (   789,323)     (   108,814)
 Funds Used to Repurchase Common Stock               (   226,521)     ( 4,221,280)
 Dividends Paid                                      (   278,289)     (   315,707)
                                                      ----------        ---------
  Net Cash Used in Financing Activities              (   606,133)     ( 4,645,801)
                                                      ----------        ---------
Net (Decrease) In Cash                               ( 5,553,960)     (15,761,000)
Cash, Beginning of Period                             12,909,722       16,458,208
                                                      ----------       ----------
Cash, End of Period                                  $ 7,355,762      $   697,208
                                                      ==========       ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   1. Principles of Interim Statements. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The consolidated condensed financial statements reflect all adjustments which are, in the opinion of the management, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated condensed format is designed to be read in conjunction with the last annual report. For further information refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

          The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

   2. Common Stock and Earnings Per Common Share. Pursuant to the stock repurchase program, approved by the Board of Directors at their July 21, 1999 meeting, the Company repurchased 18,900 shares of its common stock at a cost of $226,521 during the quarter ended March 31, 2001. Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

                                                 Three Months Ended
                                            March 31,               March 31,
                                              2001                    2000
                                           ----------              ----------
Net Loss                                  $(   98,887)            $(  170,836)
                                            =========               =========
Weighted Average Shares Outstanding         5,566,148               6,233,448

Common Shares Applicable to Stock
 Options Using the Treasury Stock Method        3,408                      --
                                            ---------               ---------
Total Shares Applicable to Diluted
 Earnings Per Share                         5,569,556               6,233,448
                                            =========               =========
Basic and Diluted Loss Per Share:
   Net Loss                                $   ( 0.02)            $     (0.03)
                                            =========               =========

3. Notes Payable.  Notes payable consist of the following:

                                               March 31, 2001
                                     ------------------------------------
                                                              Due Within
                                      Total                    One Year
                                     ------------------------------------
    $ 7,000,000 Line of Credit       $        --                $      --
     Mortgage Notes Payable            9,415,484                  355,694
     Industrial Revenue Bond             329,020                  107,771
                                      ----------                 --------
                                     $ 9,744,504                $ 463,465
                                      ==========                 ========


Payments applicable to reduction of principal amounts will be required as follows:




     Year Ending March 31,
     ---------------------

     2002                       $  463,465
     2003                        7,976,454
     2004                          104,585
     2005                               --
     2006 & Thereafter           1,200,000
                                 ---------
                                $9,744,504
                                 =========


In the first three months of 2001 and 2000 interest totaled
$213,060 and $218,321 respectively. No interest was capitalized during either period.

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

   The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2001, and thereafter include many factors that are beyond the Company's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand of the Company's real estate parcels; the impact of competitive real estate; changes in pricing by the Company or its competitors; the costs and other effects of complying with environmental and other regulatory requirements; losses due to natural disasters and changes in national, regional or local economic and political conditions, such as inflation, deflation, or fluctuation in interest rates.

   While the Company periodically reassesses material trends and uncertainties affecting its results of operations and financial condition, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

   RESULTS OF OPERATIONS

   Real Estate Operations
   -----------------------

   For the first three months of 2001, profits from real estate operations totaled $461,860. This represents a 118% improvement when compared to prior year's same period income of $211,893.
   Increased commercial land sales gross profits, coupled with higher profits from income properties generated the gain during the period. Gross profits of approximately $550,000 were realized in 2001's first three months on the sale of eleven acres of land. This compares favorably to the sale of eight acres during the first quarter of 2000, resulting in gross profits approximating $45,000.

   ---------------------------------

   The addition of two income properties at the end of 2000, along with the acquisition of two properties in January 2001, generated significant improvements in bottom line results from income properties. Revenues increased to $369,000 in the first three months of 2001, from $18,000 in the prior year, with profits rising to $271,000 from $10,000 one year earlier.

   Offsetting the gains from land sales and income properties was a 188% fall in earnings from golf operations. Golf activities generated a loss of $84,000 during the period, compared to profits of $96,000 posted one year earlier. The loss occurred despite a 15% increase in revenues, which was generated primarily due to increased food and beverage activity associated with the opening of the clubhouse facility in January 2001. Golf expenses increased 36% primarily due to expenses associated with the additional food and beverage activities, increased costs associated with the clubhouse, and the related depreciation.

   Forestry operations generated a $13,000 loss during the first quarter of 2001, as no harvesting activities took place during the period. During 2000's first quarter revenues of $216,000 were realized, producing a profit of $191,000. Harvesting activities are anticipated to resume during the second quarter.

   General, Corporate and Other
   ----------------------------

   The release of 33 acres of surface entry rights produced $1,340 during 2001's first quarter. This compares to $82,257 recognized on the release of 2,523 acres of surface entry rights during 2000's first three months.

   Interest and other income declined 12% to 390,404 in 2001 on lower investment interest realized on reduced investable funds. This decrease was somewhat offset by higher interest earned on notes receivable received as proceeds from year end 2000 real estate closings. General and administrative expenses were in line with prior year's results.

   FINANCIAL POSITION
   -------------------

   The Company reported a loss of $98,887, equivalent to $.02 per share, for the first quarter of 2001. This loss represents a 42% improvement over the $170,836 loss, equivalent to $.03 per share, posted in 2000's same period. Losses before depreciation and deferred taxes were also equivalent to $.02 and $.03 per share for the first three months of 2001 and 2000, respectively. The improved results over the prior year were achieved on increased profits from commercial closing activity and higher earnings generated on new income properties put in place in the fourth quarter 2000 and January 2001.

   The balance sheet remains strong with approximately
   $12.5 million in cash and investment securities in place at March 31, 2001. Of this amount, $4.0 million is held in escrow to purchase a Walgreens site in Palm Bay, Florida. Cash and investment securities declined $8.6 million during the quarter. Acquisitions of property and equipment included $8.7 million used to purchase the Barnes & Nobles income properties in Daytona Beach and Lakeland, Florida. An additional $630,000 was used for the completion of the clubhouse facility at the LPGA International development. During the period, dividends were paid totaling $278,239, equivalent to $.05 per share, and $226,521 was used to repurchase 18,900 shares of common stock. Offsetting these cash outflows was approximately $1.4 million in cash provided from operating activities. Capital requirements for the remainder of the year include $4.2 million for the purchase of the above mentioned Walgreens income property, along with approximately $1.0 million for road and entrance feature additions on lands adjacent to Interstate 95.
   The Company also intends to continue the stock buyback program.
   The funds required for these expenditures will be available from cash and short-term investments on hand, operating activities and, if necessary, existing financing sources. Additionally, the income properties owned by the Company are free of debt at this time. The Company has the ability to borrow against these properties on a non-recourse basis if additional funds are needed. The Company also intends to use the proceeds available from 2001 real estate closings, which qualify for like-kind exchange treatment, to invest in additional income properties.

   Development activities on Company owned and surrounding lands continue to progress.  The clubhouse at the LPGA International golf courses was opened the first quarter of 2001.
   Renar Development Company ("Renar") continues its
   development and homebuilding activities within the
   LPGA International development and the United States Tennis
   Association held a groundbreaking ceremony for its Florida district facility located on lands to be donated by the Company.
   In addition, construction of the multi-dealership auto mall on lands sold by the Company at the LPGA Boulevard I-95
   interchange is moving forward.  This development and
   construction activity has created additional interest in Company lands.
                                      11

   -----------------------------

   Despite negative reports on the national economy, the local economy, along with interest and sales of Company lands remains strong. A significant contract sales backlog is in place for closing in 2001 and forward. Management's focus will continue to be to convert these contracts to closings. As closings occur, management intends to invest the proceeds into income properties, which meet the Company's strict criteria. As properties qualify, this investment will be carried out through the tax deferred like-kind exchange process.

                           PART II -- OTHER INFORMATION


   Item 1.    Legal Proceedings

              There are no material pending legal proceedings to which the Company or its subsidiaries is a party.

   Item 2 through 3.

              Not Applicable

   Item 4.    Submission of matters to a vote of security holders.

              The annual meeting of Shareholders was held April 25, 2001. The following votes were received for each of the three nominees for Class I directors:


                                   Number of        Number of Votes
              Nominee              votes for        Withheld

              John C. Adams, Jr.    4,701,038         37,712
              Bob D. Allen          4,701,638         37,112
              David D. Peterson     4,700,241         38,509

              The following votes were received for the 2001 Stock Option
              Plan:

              Number of Votes For                  4,429,745
              Number of Votes Against                252,257
              Number of Votes Abstaining              56,748

   Item 5.    Not Applicable

   Item 6.    Exhibits and Reports on Form 8-K

               (a)    Exhibits:

                      Exhibit 11 - Incorporated by Reference on Page 7
                                   of this 10-Q report.

               (b)    Reports on Form 8-K

                      No Form 8-K reports were filed during the first quarter.

                              SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CONSOLIDATED-TOMOKA LAND CO.
                                                       (Registrant)



   Date:   ___________                      By:/s/ William H. McMunn
                                            ----------------------------
                                            William H. McMunn, President
                                            and Chief Executive Officer




   Date:   ___________                      By:/s/ Bruce W. Teeters
                                            ----------------------------
                                            Bruce W. Teeters, Senior
                                            Vice President - Finance
                                            and Treasurer