Form 10-Q
period 2001-06-30
CONSOLIDATED TOMOKA LAND CO
filed 2001-08-08
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

           X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          ___     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

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

                           Yes   X               No
                               -----              -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



    Class of Common Stock                            Outstanding
                                                   August 1, 2001

      $1.00 par value                                 5,575,676

                        CONSOLIDATED-TOMOKA LAND CO.


                                    INDEX



                                                              Page No.
                                                              --------


   PART I - FINANCIAL INFORMATION

          Consolidated Condensed Balance Sheets -
            June 30, 2001 and December 31, 2000                    3

          Consolidated Condensed Statements of Income -
            Three Months Ended and Six Months Ended
             June 30, 2001 and 2000                                4

          Consolidated Statement of Shareholders' Equity -
            Six Months Ended June 30, 2001                         5

          Consolidated Condensed Statements of Cash Flows -
            Six Months Ended June 30, 2001 and 2000                6

          Notes to Consolidated Condensed Financial Statements     7-9

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   10-13

   PART II -- OTHER INFORMATION                                    14

   SIGNATURES                                                      15

                         PART I -- FINANCIAL INFORMATION

                           CONSOLIDATED-TOMOKA LAND CO.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                   (Unaudited)
                                                     June 30,     December 31,
                                                      2001           2000
                                                    ----------    ------------
ASSETS
Cash                                               $ 2,326,386     $12,909,722
Investment Securities                                7,738,017       8,178,186
Notes Receivable                                     8,423,515      11,602,477
Real Estate Held for Development and Sale            9,615,715       9,767,635
Refundable Income Taxes                                816,301         743,801
Other Assets                                         2,784,255       2,516,635
                                                    ----------      ----------
                                                    31,704,189      45,718,456
                                                    ----------      ----------
Property, Plant, and Equipment:
 Land, Timber and Subsurface Interests               7,985,161       3,822,918
 Golf Buildings, Improvements & Equipment           11,131,707      10,408,134
 Income Properties Buildings & Improvements         12,839,245       3,994,685
 Other Furnishings and Equipment                       675,476         636,819
                                                    ----------      ----------
  Total Property, Plant & Equipment                 32,631,589      18,862,556
   Less Accumulated Depreciation and Amortization  ( 1,576,343)    ( 1,227,098)
                                                    ----------      ----------
  Net - Property, Plant & Equipment                 31,055,246      17,635,458
                                                    ----------      ----------
     TOTAL ASSETS                                  $62,759,435     $63,353,914
                                                    ==========      ==========

LIABILITIES
Accounts Payable                                   $    82,368     $   220,515
Accrued Liabilities                                  5,033,397       4,561,561
Deferred Income Taxes                                2,245,719       2,171,438
Notes Payable                                        9,623,504       9,845,827
                                                    ----------      ----------
     TOTAL LIABILITIES                              16,984,988      16,799,341
                                                    ----------      ----------
SHAREHOLDERS' EQUITY
Common Stock                                         5,565,784       5,584,684
Retained Earnings                                   40,208,663      40,969,889
                                                    ----------      ----------
     TOTAL SHAREHOLDERS' EQUITY                     45,774,447      46,554,573
                                                    ----------      ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $62,759,435     $63,353,914
                                                    ==========      ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                         CONSOLIDATED-TOMOKA LAND CO.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                             (Unaudited)                 (Unaudited)
                                         Three Months Ended           Six Months Ended
                                        -----------------------   ------------------------
                                        June 30,      June 30,     June 30,       June 30,
                                          2001          2000        2001           2000
                                        ----------   ----------   ----------    ----------
Real Estate Operations:
  Sales and Other Income                $2,708,032   $1,304,720    $4,942,423   $2,802,398
  Costs and Expenses                    (2,112,317)  (1,509,951)   (3,884,848)  (2,795,736)
                                         ---------    ---------     ---------    ---------
                                           595,715   (  205,231)    1,057,575        6,662
                                         ---------    ---------     ---------    ---------
Profit on Sales of Undeveloped
    Real Estate Interests                   50,939        2,899        52,279       85,426
                                         ---------    ---------     ---------    ---------
Interest and Other Income                  407,109      404,230       797,513      847,769
                                         ---------    ---------     ---------    ---------
                                         1,053,763      201,898     1,907,367      939,857

General and Administrative Expenses     (  893,280)  (  914,638)   (1,902,612)  (1,923,436)
                                         ---------    ---------     ---------    ---------

Income (Loss) Before Income Taxes          160,483   (  712,740)        4,755   (  983,579)
Income Taxes                            (   58,623)     263,689    (    1,782)     363,692
                                         ---------    ---------     ---------    ---------
Net Income (Loss)                          101,860   (  449,051)        2,973   ( 619,887)
                                         =========    =========     =========    =========
PER SHARE INFORMATION:
 Basic and Diluted
   Net Income (Loss)                    $     0.02   $    (0.07)   $       --   $    (0.10)
                                         =========    =========     =========    =========
   Dividends                            $     0.05   $     0.05    $     0.10   $     0.10
                                         =========    =========     =========    =========

See accompanying Notes to Consolidated Condensed Financial Statements.

                                CONSOLIDATED-TOMOKA LAND CO.
                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY




                                Common        Retained
                                Stock         Earnings        Total
                               ---------      -----------     -----------

Balance, December 31, 2000    $5,584,684      $40,969,889     $46,554,573

Net Income                                          2,973           2,973
Cash Dividends
  ($.10 per share)                            (   556,578)    (   556,578)
Repurchase of 18,900 Shares  (    18,900)     (   207,621)    (   226,521)
                              ----------       ----------      ----------
Balance, June 30, 2001        $5,565,784      $40,208,663     $45,774,447
                              ==========       ==========      ==========



                         CONSOLIDATED-TOMOKA LAND CO.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                            (Unaudited)
                                                          Six Months Ended
                                                     ---------------------------
                                                       June 30,          June 30,
                                                        2001              2000
                                                     -----------       ----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss                                         $      2,973      $(  619,887)

   Adjustments to Reconcile Net Income to Net Cash
    Provided By (Used In) Operating Activities:
    Depreciation and Amortization                        351,814          138,339

  Decrease (Increase) in Assets:
    Notes Receivable                                   3,178,962          381,271
    Real Estate Held for Development                     151,920          323,298
    Refundable Income Taxes                          (    72,500)      (1,212,164)
    Other Assets                                     (   267,620)          53,407

  (Decrease) Increase in Liabilities:
    Accounts Payable                                 (   138,147)      (  128,392)
    Accrued Liabilities                                  471,836          291,474
    Deferred Income Taxes                                 74,281               --
    Income Taxes Payable                                      --       (  631,528)
                                                      ----------        ---------
    Net Cash Provided By (Used In) Operating
     Activities                                        3,753,519       (1,404,182)
                                                      ----------        ---------
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant, and Equipment       (13,771,602)     ( 1,175,423)
 Net Decrease (Increase) in Investment Securities        440,169      ( 6,520,893)
                                                      ----------       ----------
  Net Cash Used In Investing Activities              (13,331,433)     ( 7,696,316)
                                                      ----------       ----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable                             688,000               --
 Payments on Notes Payable                           (   910,323)     (   211,972)
 Funds Used to Repurchase Common Stock               (   226,521)     ( 6,253,059)
 Dividends Paid                                      (   556,578)     (   613,221)
                                                      ----------        ---------
  Net Cash Used in Financing Activities              ( 1,005,422)     ( 7,078,252)
                                                      ----------        ---------
Net Decrease In Cash                                 (10,583,336)     (16,178,750)
Cash, Beginning of Year                               12,909,722       16,458,208
                                                      ----------       ----------
Cash, End of Year                                    $ 2,326,386      $   279,458
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

   2. Common Stock and Earnings Per Common Share. Pursuant to the stock repurchase program, approved by the Board of Directors at their July 21, 1999 meeting, the Company repurchased 18,900 shares of its common stock at a cost of $226,521 during the six months ended June 30, 2001. For the six months ended June 30, 2000, the Company repurchased 532,670 shares of its common stock at a cost of $6,253,059.

          Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

                                           Three Months Ended           Six Months Ended
                                          ---------------------     ------------------------
                                           June 30,     June 30,    June 30,      June 30,
                                            2001         2000          2001          2000
                                          ---------   ---------     ----------   -----------
Income Available to Common Shareholders:
Net Income (Loss)                        $  101,860  $( 449,051)   $    2,973   $(  619,887)
                                          =========   =========     =========     =========
Weighted Average Shares Outstanding       5,565,784   5,893,079     5,565,965     6,063,264
Common Shares Applicable to Stock
 Options Using the Treasury Stock Method      5,349          --         3,995            --
                                          ---------   ---------     ---------     ---------
Total Shares Applicable to Diluted
 Earnings Per Share                       5,571,133   5,893,079     5,569,960     6,063,264
                                          =========   =========     =========     =========
Basic and Diluted Earnings Per Share:
   Net Income (Loss)                     $     0.02  $(    0.07)   $       --    $    (0.10)
                                          =========   =========     =========     =========


3. Notes Payable.  Notes payable consist of the following:


                                                June 30, 2001
                                     -----------------------------------
                                                              Due Within
                                      Total                    One Year
                                     -----------------------------------
    $7,000,000 Line of Credit       $        --                $      --
    Mortgage Notes Payable            9,329,442                  269,651
    Industrial Revenue Bond             294,062                  101,113
                                     ----------                 --------
                                    $ 9,623,504                $ 370,764
                                     ==========                 ========

   Payments applicable to reduction of principal amounts will be required as follows:

        Year Ending June 30,
        --------------------

        2002                       $  370,764
        2003                        7,978,804
        2004                           73,936
        2005                               --
        2006 & Thereafter           1,200,000
                                    ---------
                                   $9,623,504
                                    =========

   In the first six months of 2001 and 2000 interest totaled
   $423,830 and $436,235 respectively. No interest was capitalized during the six month period ended June 30, 2001, with $15,583 of interest capitalized to property, plant and equipment in the first six months of 2000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS

   The Management's Discussion and Analysis is designed to be read in conjunction with the financial statements and Management's
   Discussion and Analysis in the last annual report.

   Certain statements contained in this report (other than the financial statements and statements of historical fact), are forward-looking statements. The words "believe," "estimate," "expect," "intend," "anticipate," "will," "could," "may," "should," "plan," "potential," "predict," "forecast," and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

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

   RESULTS OF OPERATIONS

   REAL ESTATE OPERATIONS
   ----------------------
   For the three months ended June 30, 2001, profits from real estate operations totaled $595,715. This represents a substantial increase over the $205,231 loss recorded in the prior year's same period. The improvement was realized on increased commercial real estate sales volume, coupled with higher profits generated from income properties. The sale of 20 acres of commercial real estate generated gross profits totaling $871,000 for the second quarter of 2001. This compares to gross profits of $82,000 posted on the sale of 3 acres during 2000's
   second period.   With the addition of five properties in the last four
   months of 2000 and the first half of 2001, income from rental properties rose to approximately $310,000, a significant improvement over the $20,000 produced in the same period's prior year.

   ----------------------------------
   Offsetting these gains was a 102% reduction in income from golf operations. Golf operations produced a loss of $394,000 for the second quarter of 2001, compared to the $195,000 loss posted one year earlier. This loss was recorded despite a 38% rise in revenues. Producing the revenue increase were higher food and beverage sales, generated from the opening of the clubhouse facility in January 2001, along with slightly higher golf course revenues from an increase in the number of rounds played. More than offsetting these revenue gains was a 51% rise in golf costs and expenses. The rise in costs and expenses occurred primarily due to higher costs associated with the food and beverage activities along with depreciation and other fixed costs associated with the new clubhouse facility.

   The sale of commercial real estate, along with profits generated from income properties, also produced significantly higher earnings from real estate operations for the first six months of 2001 when compared to the prior year's first half. Earnings from real estate operations totaling $1,057,575 were posted in 2001 compared to the breakeven results in 2000's first six months. Gross profits of $1,428,000 were generated on the sale of 31 acres of property during 2001, with the sale of 12 acres producing gross profits of $117,000 in the prior year's same period. The five new rental properties helped to provide a $550,000 jump in profits from income properties with total income of $581,000 posted in the first half of the year.

   Golf operations again offset these gains for the six month period as losses grew 380% to $478,000. The costs associated with the new clubhouse and the expanded food and beverage operation accounted for most of this loss, as revenues increased 25%, but were more than offset by a 44% rise in expenses.

   GENERAL, CORPORATE AND OTHER
   ----------------------------
   The sale of one acre of land produced profits from the sale of undeveloped real estate interests of $50,939 in 2001's second quarter. This sale, along with the release of subsurface rights on 34 acres, provided income of $52,279 for the six month period of 2001. In the prior year's first six month period income of $85,426 was realized on the release of subsurface interests on 2,546 acres.

   Interest and other income of $407,109 for the second quarter was in line with the $404,230 realized in the second period of 2000. For the six month period lower investment interest on reduced investable funds resulted in a 6% decline in interest and other income.

   Lower interest expense resulted in 2% and 1% reductions in general and administrative expenses for the second quarter and six months, respectively.

   FINANCIAL POSITION
   ------------------
   For the first six months of 2001, the Company posted profits of $2,973, which represent a significant improvement over prior year's same period loss totaling $619,887. Earnings before depreciation and deferred taxes for 2001 to date amounted to $429,068, equivalent to $.08 per share. This compares favorably to a loss before depreciation and deferred taxes of $667,662, equivalent to $.11 per share, recorded in the prior year's first six months. The increased earnings were primarily the result of gains achieved on increased commercial land sales activity and higher earnings from income properties with the addition of five properties in the fourth quarter of 2000 and the first half of 2001.

   With approximately $10 million in cash and investment securities, and debt of $9.6 million at June 30, 2001, the Company's financial position remains strong. During the first six months of 2001, $13.7 million was invested in property, plant and equipment. This amount included $8.7 million used to purchase two Barnes & Noble income properties, one in Daytona Beach and one in Lakeland, Florida, and $4.2 million used to acquire a Walgreens store in Palm Bay, Florida. Additionally, $700,000 was spent on the completion of the LPGA International clubhouse. Other cash requirements during the period included the payment of dividends totaling $556,578, equivalent to $.10 per share, $226,521 used to repurchase 18,900 shares of stock and the paydown of debt totaling $222,323. These cash outflows were offset somewhat by $3,754,000 provided by operating activities, including the collection of notes receivable totaling $3,178,962.

   Cash requirements for the remainder of the year include approximately $300,000 for roads on lands adjacent to Interstate 95. The Company also intends to continue the stock buyback program, when deemed appropriate. The funds required for these expenditures will be available from cash and short-term investments on hand, operations and if necessary existing financing sources. Additionally, the income properties owned by the Company are free of debt and the Company has the ability to borrow on a non-recourse basis against these properties. As the Company has real estate closings which qualify for like-kind exchange treatment, for income tax purposes, it is intended that the proceeds from these transactions be invested in quality triple-net-lease income properties.

   The clubhouse at LPGA International golf courses was completed in the first quarter of 2001. The food and beverage operation is in the startup phase. During the second quarter of the year the focus was on building business and increasing revenues. Revenue growth has been, and continues to be, achieved. As the operation moves out of the startup phase, the Company intends to focus on controlling costs and improving bottom line results.

   ------------------------------
   Despite signs of a slowdown of the national economy, the local economy remains relatively strong. Interest in Company owned lands remains strong. This interest is enhanced by development activity on Company owned and surrounding land. This activity includes the continued construction of homes within the LPGA International mixed-use development, the construction of the United States Tennis Association Florida District headquarters on land donated by the Company, along with the construction of the multi-dealership auto mall on lands sold by the Company at the Interstate 95/LPGA Boulevard interchange, and the scheduled opening in August 2001, of the Advanced Technology Center north of the LPGA interchange.

   A significant real estate contract backlog for closing in 2001 and future years remains in place. Management will continue to focus on converting this backlog into closings. As qualified transactions close, the Company intends to continue its strategy of diversification through the reinvestment of proceeds into quality income properties within the state of Florida through the tax deferred like-kind exchange process.

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

              Not Applicable


   Item 6.    Exhibits and Reports on Form 8-K

               (a)    Exhibits:

                      Exhibit 11 - Incorporated by Reference on Page 7
                                   of this 10-Q report.

               (b)    Reports on Form 8-K

                      No Form 8-K reports were filed during the second quarter.

                              SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CONSOLIDATED-TOMOKA LAND CO.
                                                       (Registrant)



   Date:   08/08/01                         By:/s/ William H. McMunn
                                            ----------------------------
                                            William H. McMunn, President
                                            and Chief Executive Officer




   Date:   08/08/01                         By:/s/ Bruce W. Teeters
                                            ----------------------------
                                            Bruce W. Teeters, Senior
                                            Vice President - Finance
                                            and Treasurer