Form 10-Q
period 2001-09-30
CONSOLIDATED TOMOKA LAND CO
filed 2001-11-08
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

           X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          ___     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

                           Yes   X               No
                               -----                -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



    Class of Common Stock                          Outstanding
                                                 November 1, 2001

      $1.00 par value                               5,615,579

                        CONSOLIDATED-TOMOKA LAND CO.


                                    INDEX




                                                             Page No.
                                                              --------


   PART I - FINANCIAL INFORMATION

          Consolidated Condensed Balance Sheets -
            September 30, 2001 and December 31, 2000               3

          Consolidated Condensed Statements of Income -
            Three Months Ended and Nine Months Ended
             September 30, 2001 and 2000                           4

          Consolidated Statement of Shareholders' Equity -
            Nine Months Ended September 30, 2001                   5

          Consolidated Condensed Statements of Cash Flows -
            Nine Months Ended September 30, 2001 and 2000          6

          Notes to Consolidated Condensed Financial Statements     7-9

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    10-13

   PART II -- OTHER INFORMATION                                    14

   SIGNATURES                                                      15

                         PART I -- FINANCIAL INFORMATION

                           CONSOLIDATED-TOMOKA LAND CO.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                    (Unaudited)
                                                    September 30,   December 31,
                                                       2001            2000
                                                    ------------    -----------
ASSETS
Cash                                               $   2,199,471    $12,909,722
Investment Securities                                  9,888,593      8,178,186
Notes Receivable                                       6,585,868     11,602,477
Real Estate Held for Development and Sale              9,423,525      9,767,635
Refundable Income Taxes                                1,121,408        743,801
Other Assets                                           2,299,195      2,516,635
                                                    ------------     ----------
                                                      31,518,060     45,718,456
                                                    ------------     ----------
Property, Plant, and Equipment:
 Land, Timber and Subsurface Interests                 7,985,160      3,822,918
 Golf Buildings, Improvements & Equipment             11,197,588     10,408,134
 Income Properties Buildings & Improvements           12,839,245      3,994,685
 Other Furnishings and Equipment                         677,356        636,819
                                                    ------------     ----------
  Total Property, Plant & Equipment                   32,699,349     18,862,556
   Less Accumulated Depreciation and Amortization   (  1,761,496)   ( 1,227,098)
                                                    ------------     ----------
  Net - Property, Plant & Equipment                   30,937,853     17,635,458
                                                    ------------     ----------
     TOTAL ASSETS                                  $  62,455,913    $63,353,914
                                                    ============     ==========

LIABILITIES
Accounts Payable                                   $     106,886    $   220,515
Accrued Liabilities                                    5,602,105      4,561,561
Deferred Income Taxes                                  2,312,561      2,171,438
Notes Payable                                          9,508,734      9,845,827
                                                    ------------     ----------
     TOTAL LIABILITIES                                17,530,286     16,799,341
                                                    ------------     ----------
SHAREHOLDERS' EQUITY
Common Stock                                           5,615,579      5,584,684
Additional Paid in Capital                               758,470             --
Retained Earnings                                     38,551,578     40,969,889
                                                    ------------     ----------
     TOTAL SHAREHOLDERS' EQUITY                       44,925,627     46,554,573
                                                    ------------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  62,455,913    $63,353,914
                                                    ============     ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                         CONSOLIDATED-TOMOKA LAND CO.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                           (Unaudited)                 (Unaudited)
                                          Quarter Ended             Nine Months Ended
                                    --------------------------  --------------------------
                                    September 30, September 30, September 30, September 30,
                                        2001          2000          2001         2000
                                    ------------  ------------  ------------  ------------
Income
  Real Estate Operations:
    Sales and Other Income          $  1,724,155  $  2,882,689  $  6,666,578  $  5,685,087
    Costs and Other Expenses          (2,009,651)   (1,425,888)   (5,894,499)  ( 4,221,624)
                                    ------------   -----------   -----------  ------------
                                      (  285,496)    1,456,801       772,079     1,463,463
                                    ------------   -----------   -----------  ------------

  Profit on Sales of Undeveloped
    Real Estate Interests                  4,333        14,750        56,612       100,176
                                    ------------   -----------   -----------  ------------

  Interest and Other Income              236,642       423,419     1,034,155     1,271,188
                                    ------------   -----------   -----------  ------------

                                      (   44,521)    1,894,970     1,862,846     2,834,827

General and Administrative Expenses   (2,135,284)   (  876,533)   (4,037,896)   (2,799,969)

Income (Loss) Before Income Taxes     (2,179,805)    1,018,437    (2,175,050)       34,858

Income Taxes                             803,011     1,124,811       801,229     1,488,503
                                    ------------   -----------   -----------  ------------
Net Income (Loss)                   $ (1,376,794) $  2,143,248  $ (1,373,821) $  1,523,361
                                    ============   ===========   ===========  ============

Per Share Information:
  Basic and Diluted
   Net Income (Loss)                      ($0.25)        $0.37        ($0.25)        $0.26
                                    ============  ============  ============  ============

   Dividends                               $0.05         $0.05         $0.15         $0.15
                                    ============  ============  ============  ============


See accompanying Notes to Consolidated Condensed Financial Statements.

                                CONSOLIDATED-TOMOKA LAND CO.
                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                            Additional
                                Common        Paid in      Retained
                                Stock         Capital      Earnings        Total
                               ---------    ----------     ----------      ----------

Balance, December 31, 2000    $5,584,684            --    $40,969,889     $46,554,573

Net Loss                                                   (1,373,821)     (1,373,821)
Cash Dividends
  ($.15 per share)                                         (  836,869)    (   836,869)

Repurchase of 18,900 Shares   (   18,900)                  (  207,621)    (   226,521)

Issuance of 49,795 Shares
   Pursuant to the Exercise
    of Stock Options              49,795       626,173                        675,968

Tax Benefit of Stock Options
   Exercised                                   132,297                        132,297
                               ---------    ----------     ----------      ----------
Balance, September 30, 2001   $5,615,579   $   758,470    $38,551,578     $44,925,627
                               =========    ==========     ==========      ==========



                         CONSOLIDATED-TOMOKA LAND CO.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                       (Unaudited)
                                                                    Nine Months Ended
                                                              ----------------------------
                                                              September 30,   September 30,
                                                                  2001            2000
                                                              ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net Loss                                                     $( 1,373,821)   $  1,523,361

Adjustments to Reconcile Net Income to Net Cash
 Provided By (Used In) Operating Activities:
 Depreciation and Amortization                                     536,967         199,155
 Compensation Expense on Exercise of Stock Options                 660,834              --
 Tax Benefit of Stock Options Exercised                            132,297              --
 Loss on Sale of Property, Plant and Equipment                          --           4,618

Decrease (Increase) in Assets:
 Notes Receivable                                                5,016,609         399,544
 Real Estate Held for Development and Sale                         344,110         219,986
 Deferred Income Taxes                                                  --      (1,500,000)
 Refundable Income Taxes                                       (   377,607)     (  836,975)
 Other Assets                                                      217,440      (    9,048)

(Decrease) Increase in Liabilities:
 Accounts Payable                                              (   113,629)         39,367
 Accrued Liabilities                                             1,040,544       1,113,645
 Deferred Income Taxes                                             141,123              --
 Income Taxes Payable                                                   --      (  631,528)
                                                              ------------    ------------
  Net Cash Provided By Operating Activities                      6,224,867         522,125
                                                              ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant, and Equipment                 (13,839,362)    ( 2,437,217)
 Net Increase in Investment Securities                         ( 1,710,407)    ( 3,083,920)
                                                              ------------    ------------
  Net Cash Used In Investing Activities                        (15,549,769)    ( 5,521,137)
                                                              ------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable                                       688,000              --
 Payments on Notes Payable                                     ( 1,025,093)    (   317,354)
 Cash Proceeds from Exercise of Stock Options                       15,134              --
 Funds Used to Repurchase Common Stock                         (   226,521)    ( 8,035,641)
 Dividends Paid                                                (   836,869)    (   903,916)
                                                              ------------    ------------
  Net Cash Used in Financing Activities                        ( 1,385,349)    ( 9,256,911)
                                                              ------------    ------------

Net Decrease In Cash                                           (10,710,251)    (14,255,923)
Cash, Beginning of Year                                         12,909,722      16,458,208
                                                              ------------    ------------
Cash, End of Period                                           $  2,199,471    $  2,202,285
                                                              ============    ============

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

          The Company has reviewed the recoverability of long-lived assets, including real estate held for development and sale, property, plant and equipment and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There has been no material impairment of long-lived assets reflected in the consolidated financial statements.

   2. Common Stock and Earnings Per Common Share. Pursuant to the stock repurchase program, approved by the Board of Directors at their July 21, 1999 meeting, the Company repurchased 18,900 shares of its common stock at a cost of $226,521 during the nine months ended September, 2001. For the nine months ended September 30, 2000, the Company repurchased 680,600 shares of its common stock at a cost of $8,035,641.

          During the quarter ended September 30, 2001, 220,000 stock options were exercised. Of these options, 170,205 were surrendered in payment of the cash exercise price of the remaining options. The option exercise and accrual of stock appreciation rights resulted in compensation expense of $660,834, and $595,862, respectively, included in general and administrative expenses. Additionally, the exercise resulted in $472,895 of income tax benefit, of which $132,297 was recorded as an addition to additional paid-in capital.

          Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

                                       Three Months Ended           Nine Months Ended
                                   --------------------------  ---------------------------
                                   September 30, September 30,  September 30, September 30,
                                       2001         2000          2001          2000
                                   ------------  ------------  -------------  ------------
Income Available to Common
 Shareholders:
  Net Income (Loss)                $( 1,376,794) $  2,143,248  $(  1,373,821) $  1,523,361
                                   ============  ============   ============   ===========
  Weighted Average Basic and
   Diluted Shares Outstanding         5,602,790     5,737,785      5,578,375     5,953,979
                                   ============  ============   ============   ===========
Basic and Diluted Earnings
 Per Share:
  Net Income (Loss)                      ($0.25)        $0.37         ($0.25)        $0.26
                                   ============  ============   ============   ===========

3. Notes Payable.  Notes payable consist of the following:

                                      September 30, 2001
                                   --------------------------
                                                   Due Within
                                     Total          One Year
                                   ---------       ----------
    $7,000,000 Line of Credit     $       --      $        --
    Mortgage Notes Payable         9,241,507        8,041,507
    Industrial Revenue Bond          267,227          103,147
                                   ---------       ----------
                                  $9,508,734      $ 8,144,654
                                   =========       ==========

   Payments applicable to reduction of principal amounts will be required as follows:

        Year Ending September 30,
        ------------------------

        2002                       $8,144,654
        2003                          121,410
        2004                           42,670
        2005                               --
        2006 & Thereafter           1,200,000
                                    ---------
                                   $9,508,734
                                    =========

   In the first nine months of 2001 and 2000 interest totaled
   $632,678 and $652,413 respectively. No interest was capitalized during the nine month period ended September 30, 2001, with $49,383 of interest capitalized to property, plant and equipment in the first nine months of 2000.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

   RESULTS OF OPERATIONS

   Real Estate Operations
   ----------------------
   For the quarter ended September 30, 2001, a loss from real estate operations of $285,496 represents a 120% downturn from prior year's same period profit of $1,456,801. This downturn can be attributed to the lack of commercial sales volume in the period coupled with unfavorable results from golf operations. During 2001's third quarter there were no commercial land sales. This compares to the sale of 78 acres of land in the third period of 2000, which produced gross profits in excess of $1,980,000. Losses from golf operations increased 71% to $563,237 for the normally slow third quarter. This compares to a loss of $329,363 in the prior year's same period. The increased loss is primarily the result of higher food and beverage, maintenance and depreciation expenses associated with start up

   ---------------------------------
   and operation of new clubhouse facility, which opened January 2001. Overall golf revenues rose 30% primarily due to an increase in food and beverage activity. While revenues remain strong, cost containment procedures have recently been instituted to control costs in the golf and food and beverage operations. Offsetting the decline from land sales and golf activities was a significant rise in earnings from income properties. Profits from income properties of $453,629 were posted for the three month period. This compares favorably to income of $65,566 recorded in the same period of 2000. These improved results were achieved due to the addition of five properties during the last quarter of 2000 and the first six months of 2001.

   Real estate operating profits for the first nine months of 2001 totaled $772,079. These profits represent a 47% decline from the $1,463,463 generated in the prior year's first nine months, and can also be attributed to unfavorable results from commercial land sales and golf operations. During the first nine months of 2001, gross profits of $1,440,000 were produced on the sale of 32 acres of land. The sale of 90 acres generated gross profits of $2,100,000 during the prior year's same period. Losses from golf operations totaled $1,041,371, a 143% increase from the $428,987 loss reported one year earlier, despite a 26% increase in revenues. The unfavorable comparison results from higher food and beverage costs and other costs associated with the new clubhouse. Profits from income properties increased ten-fold to $1,034,560 for the first nine months of 2001 resulting from the addition of the five properties.

   General, Corporate and Other
   ----------------------------
   The sale of one acre of undeveloped land and the release of 34 acres of subsurface interests produced income of $56,612 for the nine months ended September 30, 2001. This compares to income of $100,176 generated on the release of subsurface rights on 2,551 acres for the same period of 2000. Only modest income from the sale of undeveloped real estate was posted in the third quarter of both 2001 and 2000.

   Lower investable funds resulted in declines in interest and other income of 44% and 19% for the third quarter and nine month period, respectively, when compared to prior year.

   The exercise of stock options, along with an increase in expense from stock appreciation rights, due to the rise in the Company's stock price, resulted in charges to general and administrative expenses of $1,256,696. Stock options expense recorded for financial reporting purposes is essentially cash neutral to the Company, as reduced income taxes from deductible expenses offset cash payments associated with stock appreciation rights. These expenses are the primary cause for the rise in general and administrative expenses of 144% and 44% for the third period and nine months, respectively.

   ---------------------------------------
   Results for 2000 include the resolution, in the third quarter, of several income tax issues under examination with tax authorities, which resulted in the reduction of deferred income taxes by $1,500,000.

   Financial Position
   ------------------
   A loss of $1,373,821, equivalent to $.25 per share, for the first nine months of 2001 represents a 190% downturn from profits totaling $1,523,361, equivalent to $.26 per share, posted in the prior year's first nine months. A loss before depreciation and deferred taxes of $695,730, equivalent to $.12 per share, was posted in 2001. This compares to earnings before depreciation and deferred taxes of $2,253,959, equivalent to $.38 per share, in 2000's nine month period. These unfavorable results are largely due to slower commercial sales, negative results from golf operations, as the result of higher costs associated with the new clubhouse, and expenses associated with stock options and their exercise. Somewhat offsetting the negative results are earnings of $1,034,560 from income properties in the first nine months. This represents a significant improvement over prior year's first nine month earnings from income properties of $96,030 and is due to the implementation of the Company's strategy of investing in quality triple net lease properties through the tax deferred like-kind exchange process.

   During the nine month period the Company invested $13,839,362 in property, plant and equipment, including the investment $12.9 million in three income properties under long-term lease to national retail tenants. An additional $700,000 was expended on the completion of the clubhouse facility at the LPGA International mixed-use development. Other cash outflows during the period included $836,869 paid in dividends equivalent to $.15 per share and $226,521 spent to repurchase 18,900 shares of Company stock. Operating activities provided $6,224,867 of cash including the collection of notes receivable totaling $5,016,609. While cash and investment securities decreased approximately $9.0 million dollars for the nine month period, the Company's balance sheet remains strong with cash and investment securities totaling $12,088,064 at September 30, 2001, and debt totaling $9,508,734.

   Capital requirements for the remainder of the year consist of approximately $300,000 to be expended for the construction of roads on lands adjacent to Interstate 95 in addition to $3.3 million to be invested in an income property using the like-kind exchange process. Also, when deemed appropriate the Company intends to continue its stock buyback program. Sources of funds for these requirements are cash and short-term investment securities on hand and if necessary existing financing sources. An additional source of funds are the currently owned income properties, which at this time are free of debt. The Company has the ability to borrow on a non-recourse basis against these properties.

   -----------------------------
   The effects of the September 11th tragedies and subsequent events have had some short-term impact as business slowed dramatically for seven to ten days before gradually picking up. We have had no major contract cancellations or apparent changes of plans of purchasers as a result of the national events. The local economy appears strong as does interest in Company owned land. Interest in Company land has been aided by development on Company owned and surrounding lands. This activity includes the continued construction of homes within the LPGA development, the construction of the multi-dealership auto mall on lands sold by the Company at the Interstate 95/LPGA Boulevard interchange, the opening of the Advance Technology Center north of the LPGA interchange, the construction of the United States Tennis Association Florida District headquarters on lands donated by the Company and the opening of the new LPGA clubhouse.

   A significant real estate contract backlog for closing in 2001 and future years remains in place. Management will continue to focus on converting this backlog into closings. As qualified transactions close the Company intends to continue its strategy of diversification through the reinvestment of proceeds into quality income properties within the state of Florida through the tax deferred like-kind exchange process.

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





                                            CONSOLIDATED-TOMOKA LAND CO.
                                                       (Registrant)



   Date: November 8, 2001                   By:/s/ William H. McMunn
                                            ----------------------------
                                            William H. McMunn, President
                                            and Chief Executive Officer




   Date: November 8, 2001                   By:/s/ Bruce W. Teeters
                                            ----------------------------
                                            Bruce W. Teeters, Senior
                                            Vice President - Finance
                                            and Treasurer