Form 10-K
period 2001-12-31
CONSOLIDATED TOMOKA LAND CO
filed 2002-03-15
CIK 23795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K
           X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
          ----   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2001
          ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                              (NO FEE REQUIRED)

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

           SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                                   NONE
                              (Title of Class)
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES X           NO ___
                              ---
   Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___
   The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 11, 2002 was approximately $112,367,736. The number of shares of the Registrant's Common Stock outstanding on February 11, 2002 was 5,615,579.
   Portions of the Proxy Statement of Registrant dated March 15, 2002 are incorporated by reference in Part III of this report.
                               "Safe Harbor"
              STATEMENT UNDER THE SECURITIES REFORM ACT OF 1995
   Certain statements contained in this report (other than the financial statements and statements of historical fact), are forward-looking statements. The words "believe," "estimate," "expect," "intend," "anticipate," "will," "could," "may," "should," "plan," "potential," "predict," "forecast," and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company.
   There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.
   The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2002, and thereafter include many factors that are beyond the Company's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand of the Company's real estate parcels, income properties, timber and other products; the impact of competitive real estate; changes in pricing by the Company or its competitors; the costs and other effects of complying with environmental and other regulatory requirements; losses due to natural disasters; and changes in national, regional or local economic and political conditions, such as inflation, deflation, or fluctuation in interest rates.
   While the Company periodically reassesses material trends and uncertainties affecting its results of operations and financial condition, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.
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
               STOCKHOLDER MATTERS....................................7
   Item 6.     SELECTED FINANCIAL DATA................................8
   Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS....................9
   Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK...................................................13
   Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. ..........13
   Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES...................13
                                 PART III
   Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....14
   Item 11.    EXECUTIVE COMPENSATION.................................14
   Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.............................................14
   Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........14
                                 PART IV
   Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K...............................................15
                                    PART I
   Item 1.  Business
   ------   --------
   Consolidated-Tomoka Land Co. (the "Company") is primarily engaged in the real estate, income properties and golf businesses through its wholly owned subsidiaries, Indigo Group Inc.,Indigo Development Inc., Indigo International Inc., Indigo Group Ltd., and Palms Del Mar Inc. Real estate operations include commercial real estate, real estate development, residential, leasing properties for oil and mineral exploration, and forestry operations. Income properties primarily consist of leasing triple-net lease properties. Golf operations consist of the operation of two golf courses, clubhouse facility, and food and beverage activities. These operations are predominantly located in Volusia and Highlands Counties in Florida, with various income properties located throughout the State of Florida.
   On December 28, 1998, the Company entered into an agreement for the sale of its citrus operations. The transaction closed on April 7, 1999. The results of the citrus operations have been reported separately as discontinued operations in the Consolidated Statements of Income. The following is information regarding the Company's business segments. The "General, Corporate and Other" category includes general and administrative expenses, income earned on investment securities, gains earned on the sale of operating properties and other miscellaneous income and expense items.

                                                   2001        2000        1999
                                                --------------------------------
Revenues of each segment are as follows:
 Real Estate                                    $ 3,352      $16,401     $14,243
 Income Properties                                1,831          248         165
 Golf                                             4,065        3,212       2,722
 General, Corporate and Other                     2,102        3,365       3,969
                                                --------------------------------
                                                $11,350      $23,226     $21,099
                                                ================================
Operating income before income tax for each segment is as follows:
 Real Estate                                    $ 1,252      $12,396     $ 8,753
 Income Properties                                1,403          184         129
 Golf                                            (1,329)      (  764)     (  352)
 General, Corporate and Other                    (2,493)           0       1,090
                                                 -------------------------------
                                                $(1,167)     $11,816     $ 9,620
                                                 ===============================
Identifiable assets of each segment are as follows:
 Real Estate                                    $15,171      $20,606     $17,006
 Income Properties                               22,643        6,333         452
 Golf                                            10,769       10,285       6,977
 General, Corporate and Other                    13,634       26,130      38,985
                                                 -------------------------------
                                                $62,217      $63,354     $63,420
                                                 ===============================

   ------   -------------------
   Identifiable assets by segment are those assets that are used in each segment. General corporate assets and those used in the Company's other operations consist primarily of cash, investment securities, notes receivable, and property, plant and equipment.
   REAL ESTATE OPERATIONS
   ----------------------
   COMMERCIAL DEVELOPMENT.  In August of 1989, the Company reached an agreement in principle with the Ladies Professional Golf Association ("LPGA") and the City of Daytona Beach, which called for the planning and development of the site for the national headquarters of the LPGA along with two championship golf courses. The mixed-use development plan, located immediately west of Interstate 95 in Daytona Beach, Florida, and known as LPGA International, additionally provided for a clubhouse, resort facilities, and residential communities along with other commercial uses. This development is on approximately 3,300 acres owned by the Company's real estate development subsidiary, Indigo Development Inc. ("IDI"), the City of Daytona Beach, other developers, and individual homesite owners. The LPGA International development is part of a 4,500-acre tract located both west and east of Interstate 95, which received Development of Regional Impact (DRI) approval in 1993. The LPGA has successfully relocated its headquarters to Daytona Beach and occupies facilities constructed in 1996, within the development. The official opening of the first LPGA International golf course, constructed by the City of Daytona Beach, occurred in July 1994 with the second course opening in October 1998, and the clubhouse opened for operation in January 2001. In early 1996, the Interstate 95 interchange at LPGA Boulevard, which is the north and main entrance to the project, was opened for use.
   During 1999, the Company sold 180 acres plus 44 developed lots to Renar Development Company ("Renar"). As part of this transaction, Renar became the residential and commercial developer of the community, while the Company maintained its position as master developer of the project.
   Indigo Commercial Realty Inc., a commercial real estate brokerage company formed in 1991, is the Company's agent in the marketing and management of commercial properties. In addition to the LPGA development, approximately 50 acres of fully developed sites located in the Daytona Beach area and owned by Indigo Group Inc. were available for sale at December 31, 2001. All development and improvement costs have been completed at these sites.
   RESIDENTIAL. Until December 1993, the Company, through Indigo Group Ltd. ("IG LTD"),operated in residential development, home building and sales. At the end of 1993 IG LTD closed down the development and building functions. IG LTD continues to sell its remaining lot inventory in the following communities:
      Riverwood Plantation, a 180-acre community in Port Orange, Florida, with 28 lots remaining at December 31, 2001.
      Tomoka Heights, a 180-acre development adjacent to Lake Henry in Highlands County, Florida. There are approximately 87 developable lots remaining to be sold including 44 fully developed lots.
   ------   -------------------
   The remaining lots within Indigo Lakes, a 200-acre development located in Daytona Beach, were sold in 2000.
   IG LTD also had an inventory of fully developed non-contiguous lots in Palm Coast. The remaining lots were sold during 2000.
   FOREST PRODUCT SALES. The timber lands encompass approximately 13,000 acres west of Daytona Beach. We believe the geographic location of the timber tract is excellent. In addition to access by major highways (Interstate 95, State Road 40, and International Speedway Boulevard), the internal road system for forestry purposes is good. Income from sales of forest products varies considerably from year-to-year depending on economic conditions and rainfall, which sometimes limits access to portions of the woodlands. In addition, drought conditions sharply increase the potential of forest fires, as occurred during the summer of 1998. The wildfires which ravaged central Florida burned approximately 9,000 acres of the Company's timberland. This and the sale of the approximately 11,000-acre parcel to St. Johns River Water Management District in 1997 have reduced the Company's potential for future income from sales of forest products. Expenses associated with forestry operations consist primarily of real estate taxes, with additional expenses including the costs of installing and maintaining roads and drainage systems, reforestation, and wild fire suppression.
   SUBSURFACE INTERESTS. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 530,000 "surface" acres of land owned by others in various parts of Florida, equivalent to approximately 292,400 acres in terms of full interest. The Company leases its interests to mineral exploration firms whenever possible.
   Leases on 800 acres have reached maturity; but, in accordance with their terms, are held by the oil companies without annual rental payments because of producing oil wells, on which the Company receives royalties.
   The purchasers of 82,543 surface acres in which the Company has a one-half reserved mineral interest are entitled to releases of the Company's rights if such releases are required for residential or business development. Consideration for such releases on 72,137 of those acres would be at the rate of $2.50 per surface acre.
   On other acres in Lee and Hendry Counties (where producing oil wells exist), the Company's current policy is to grant no release rights with respect to its reserved mineral rights. Periodically, a release of surface entry rights might be granted upon request of a surface owner who requires such a release for special financing or development purposes. In counties other than Lee and Hendry, releases are granted for a percentage of the surface value of a parcel of land. At December 31, 2001, there were two producing oil wells on the Company's interests. Volume in 2001 was 116,341 barrels and volume in 2000 was 133,280 barrels from three producing wells. Production for prior recent years was: 1999 - 141,973; 1998 - 138,664; and 1997 - 125,356.
   ------   -------------------
   INCOME PROPERTIES
   -----------------
   During 2000, the Company implemented a new business strategy. This strategy involves becoming a company, over time, with a more predictable earnings pattern from geographically dispersed Florida real estate operations. To this end, the Company acquired several income properties in 2000 and 2001. Following is a summary of these properties:
                                                                  YEAR
   LOCATION                  TENANT              AREA          PURCHASED
   ----------------------    ------------------  ------------  ---------
   Tallahassee, Florida      Eckerd              10,880 sq.ft.      2000
   Daytona Beach, Florida    Gary Yeoman's Ford      12 acres       2000
                              (Auto Dealer)
   Daytona Beach, Florida    Barnes & Noble      28,000 sq.ft.      2001
   Lakeland, Florida         Barnes & Noble      18,150 sq.ft.      2001
   Sanford, Florida          Eckerd              11,900 sq.ft.      2001
   Palm Bay, Florida         Walgreen            13,905 sq.ft.      2001
   All properties are leased on a long-term, triple-net lease basis, with the exception of the Walgreen's site in Palm Bay, Florida, which is leased on a double-net lease basis.
   Other rental property is limited to a 17,000 square-foot office building which is located in Daytona Beach, Florida, along with ground leases for billboards, a communication tower site, and a hunting lease covering 8,300 acres. The office building is under a lease/purchase agreement which is considered a direct-financing lease. A portion of the auto dealership site, which was purchased in 2000, was sold in 2001, for a profit approximating $675,000, with the remaining property under an operating lease arrangement.
   Prior to 2000, the Company had successfully implemented a strategy of disposing of its inventory of miscellaneous income properties.
   During 1998, the Company sold its 50% interest in a 70,000 square-foot shopping center located in Marion County, Florida. At the end of 1997, the Company sold the office building located in Daytona Beach, known as Consolidated Center. The Company continues to use a portion of the building as its headquarters. Also in 1997, a 24,000 square-foot office building in Palm Coast, Florida, was sold.
   GOLF OPERATIONS
   ---------------
   On September 1, 1997, responsibility for the operations of the LPGA International golf courses was transferred from the City of Daytona Beach to a wholly owned subsidiary of the Company. The agreement with the City of Daytona Beach provided for the second golf course and a clubhouse to be constructed by the Company in return for a long-term lease from the City on both golf courses. The second golf course was constructed by the Company and opened for play in October 1998. The first phase of the clubhouse, which consists primarily of the cart barn, was completed in 1999. Construction of the final phase of the clubhouse, consisting of a 17,000 square-foot facility including a pro shop, locker rooms, informal dining and banquet rooms, and a swimming pool, was completed in December 2000 and opened for business in January 2001.
   ------   -------------------
   GENERAL, CORPORATE AND OTHER OPERATIONS
   ---------------------------------------
   Land development beyond that discussed at "Business - Real Estate Operations" will necessarily depend upon the long-range economic and population growth of Florida and may be significantly affected by fluctuations in economic conditions, prices of Florida real estate, and the amount of resources available to the Company for development.
   CITRUS
   ------
   The Company, under the name Lake Placid Groves, owned and operated approximately 3,900 acres of orange and grapefruit groves located primarily on two large parcels in Highlands County, Florida. On April 7, 1999, the Company's citrus business, Lake Placid Groves, was sold. The Company harvested and sold both fresh and to-be-processed citrus from its groves. In connection with the groves, the Company owned and operated an efficient fresh fruit citrus packing plant, in which the portion of the crop which was sold as fresh fruit was packed. Fresh fruit sales were made by the Company to wholesale produce distributors and retail grocery chains primarily in the Eastern and
   Midwestern regions of the United States and Canada.   In an effort to
   achieve optimum utilization of the packing facility, the Company also handled the fruit of other growers in the area.
   That portion of the Company's citrus crop, which was not sold as fresh fruit, was processed by Citrus World Incorporated ("Citrus World"), an agricultural cooperative, under a participating marketing pool agreement. Citrus World, one of the larger processors of citrus products in the United States, pooled its own fruit with the fruit received from the Company and other citrus growers, processed the pooled fruit, and sold the products produced therefrom. Each participant in the pool, including Citrus World, shared ratably in the proceeds from the sales of these products, net of Citrus World's actual processing and marketing costs, plus a per-unit handling fee. Citrus World made periodic payments to all participants on their pro rata share of net sales proceeds and made final payment after all the products in the pool had been sold. During the years 1999 and 1998, the Company's sales under the above pooling agreement amounted to $1,217,604 and $4,321,531, respectively.
   EMPLOYEES
   ---------
   The Company has 17 employees and considers its employee relations to be satisfactory.
   ITEM 2.  PROPERTIES
   -------  ----------
   Land holdings of the Company and its affiliates, all of which are located in Florida, include: approximately 14,500 acres (including commercial/retail sites) in the Daytona Beach area of Volusia County; approximately 80 acres in Highlands County, near Lake Placid; retail buildings located on 14 acres throughout Florida; and full or fractional subsurface oil, gas, and mineral interests in
   ITEM 2.  PROPERTIES
   -------  ----------
   approximately 530,000 "surface acres" in 20 Florida counties. Approximately 8,300 acres of the lands located in Volusia County are encumbered under a mortgage. The conversion and subsequent utilization of these assets provides the base of the Company's operations.
   The Volusia County holdings include approximately 11,000 acres within the city limits of Daytona Beach, approximately 3,400 acres within the unincorporated area of Volusia County, and small acreages in the Cities of Ormond Beach and Port Orange. Of the 11,000 acres inside the city limits of Daytona Beach, approximately 3,300 acres have received development approval by governmental agencies. The 3,300 acres plus approximately 730 acres owned by the City of Daytona Beach, 15 acres owned by Indigo Community Development District, and 410 acres sold to others for development are the site of a long-term, mixed-use development which includes "LPGA International." LPGA International is made up of the national headquarters of the Ladies Professional Golf Association along with two "Signature" golf courses and a residential community, a clubhouse, and a maintenance facility, and main entrance roads to serve the LPGA community. Construction of homes around the first golf course, on 70 acres of land sold to a residential developer, began in 1995 with the first residences completed in early 1996. In 1999, an additional 180 acres and 44 developed lots in LPGA International were sold to Renar. Renar has become the new residential and commercial developer at the LPGA International mixed-use development, while the Company continues as master developer. The lands not currently being developed, including those on which development approvals have been received, are involved in an active forestry operation. Except for a 12-acre parcel at the Interstate 95 and Taylor Road interchange in the Port Orange area south of Daytona Beach, the tract straddles Interstate 95 for 6-1/2 miles between International Speedway Boulevard (U. S. Highway 92) and State Road 40, with approximately 12,000 acres west and 2,500 acres east of the interstate. Subsidiaries of the Company are holders of the developed Volusia County properties and are involved in the development of additional lands zoned for residential, commercial, or industrial purposes.
   In Highlands County, located in south central Florida along U.S. Highway 27, the Company sold its citrus operation of approximately 3,900 acres in 1999. The remaining Highlands County lands, located near Lake Placid, Florida, which is about 75 miles east of Sarasota and 150 miles northwest of Miami, total approximately 80 acres.
   These are primarily in a subsidiary's inventory of residential or industrial lands.
   The Company's oil, gas, and mineral interests, which are equivalent to full rights on 292,400 acres, were acquired by retaining subsurface rights when acreage was sold many years ago.
   From October 1990 until December 1993, IG LTD centered its operations on residential community development, home construction, and sales. In 1993, IG LTD discontinued its home building and sales activities under lot marketing and sales arrangements. Residential lots owned by IG LTD at December 31, 2001 are:

   -------  ----------
         28 lots in Riverwood Plantation, a community of 180 acres
          in Port Orange, Florida.
         44 developed and 43 developable lots at the 180-acre Tomoka
          Heights development in Highlands County, Florida. IG LTD is developing this community, located adjacent to Lake Henry, and consisting of single-family and duplex units.
   The Company also owns and operates properties for leasing. These properties are discussed in "Business-Income Properties."
   ITEM 3.  LEGAL PROCEEDINGS
   ------   -----------------
   There are no material pending legal proceedings to which the Company or its subsidiaries are a party.
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   ------   ---------------------------------------------------
   No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.
                                  PART II
   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS
   ------   ----------------------------------------------------
                    COMMON STOCK PRICES AND DIVIDENDS
   The Company's common stock trades on the American Stock Exchange ("AMEX") under the symbol CTO. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends paid over the five years ended December 31, 2001:

                       1997   $.65   2000   $.20
                       1998   $.70   2001   $.20
                       1999   $.35
   Indicated below are high and low sales prices for the quarters of the last two fiscal years. All quotations represent actual transactions.
                           2001                           2000
                      ---------------              ------------------
                      High      Low                High       Low
                      ---------------              ------------------
                     $          $                  $          $
   First Quarter     15.25      11.875             12.75      11.00
   Second Quarter    15.20      14.20              12.5625    11.1857
   Third Quarter     26.70      14.75              12.875     11.625
   Fourth Quarter    20.62      17.60              12.75      11.375

   Approximate number of shareholders of record as of December 31, 2001 (without regard to shares held in nominee or street name): 1,385 There have been no sales of unregistered securities within the past three years.

   ITEM 6.  SELECTED FINANCIAL DATA
   -------  -----------------------
   The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                Five-Year Financial Highlights
                           (In thousands except per share amounts)

                                              2001    2000     1999    1998    1997*
                                              --------------------------------------
                                             $        $       $       $       $
Summary of Operations:
  Revenues:
   Real Estate                                9,248   19,860   17,130  6,388   5,412
   Profit on Sales of
    Undeveloped Real Estate Interest             57    1,379    2,115    132   7,725
   Interest and Other Income                  2,045    1,987    1,854    785   1,369
                                             ------   ------   ------  -----  ------
   TOTAL                                     11,350   23,226   21,099  7,305  14,506
                                             ------   ------   ------  -----  ------
Operating Costs and Expenses                  7,923    8,045    8,600  4,867   3,408
General and Administrative Expenses           4,594    3,365    2,879  2,319   5,932
Income Taxes                                 (  531)   2,956    3,261     19   1,836
                                             ------    -----   ------  -----  ------
Income (Loss) From Continuing Operations     (  636)   8,860    6,359    100   3,330
Income from Discontinued Operations
  (Net of Tax)                                   --       --    9,424  1,204     681
                                             ------    -----   ------  -----  ------
Net Income (Loss)                            (  636)   8,860   15,783  1,304   4,011
                                             ======    =====   ======  =====  ======
Basic and Diluted Earnings per Share:
  Income (Loss) from Continuing Operations   (  .11)    1.51     1.00   0.01    0.53
  Net Income (Loss)                          (  .11)    1.51     2.48   0.20    0.64
Dividends Paid Per Share                       0.20     0.20     0.35   0.70    0.65

Summary of Financial Position:
  Total Assets                               62,217   63,354   63,420 50,101  58,026
  Shareholders' Equity                       45,383   46,555   48,034 34,698  37,854

   * Restated for Discontinued Operations - See Note 2 to Consolidated Financial Statements.

   Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   -------  ------------------------------------------------------------
            AND RESULTS OF OPERATIONS
            -------------------------
            MANAGEMENT'S DISCUSSION AND ANALYSIS
                  Results of Operations
                  2001 Compared to 2000
   Real Estate Operations
   ----------------------
        Real Estate Sales
        -----------------
        Profits from real estate operations totaling $1,252,000 for the year ended December 31, 2001 represent a 90% decline when compared to profits of $12,396,000 posted for the year 2000. Lower commercial closing volume was the primary factor contributing to this decline. During 2001, gross profits of $2,190,000 were produced on the sale of 82 acres of commercial acreage. This volume compares to the sale of 391 acres of land in 2000, which generated gross profits totaling $13,200,000. Forestry operations produced a nominal loss for 2001 on revenues of $45,000 as harvesting was limited due to depressed timber prices along with the 1998 fires, which burned approximately 9,000 acres of Company owned lands. This loss compares to profits of $125,000 earned from forestry operations in 2000 on revenues amounting to $206,000.
        Golf Operations
        ---------------
        The opening and operation of the new clubhouse facility at LPGA International as of January 2001 resulted in increased golf revenues of 27% for 2001 when compared to 2000. The increase in revenues was predominantly due to the additional food and beverage services provided with the new clubhouse facility. Despite this increase in revenues, losses rose 74% to $1,329,000. Losses from golf operations for 2000 amounted to $764,000. The higher losses were the result of increased food and beverage, and maintenance and depreciation expenses associated with the new clubhouse.
        Income Properties
        -----------------
        Somewhat offsetting the lower earnings from commercial land sales and golf operations were higher earnings from income properties. Profits from income properties jumped to $1,403,000 in 2001 from $184,000 in the prior year. The improved results were achieved with the acquisition of six new properties, primarily through the deferred tax like-kind exchange process, in 2001 and the last quarter of 2000.
   Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   -------  ------------------------------------------------------------
            AND RESULTS OF OPERATIONS (CONTINUED)
            ------------------------------------
   General, Corporate and Other
   ----------------------------
   The sale of one acre of undeveloped land and the release of 34 acres of subsurface interests produced income of $56,607 for the year ended December 31, 2001. This compares to income of $1,378,918 generated on the sale of 75 acres of undeveloped land and the release of subsurface rights on 2,551 acres for 2000.
   Interest and other income increased 3% to $2,044,825 for 2001 compared to $1,986,608 for the twelve months of 2000. A portion of the auto dealership site acquired in the fourth quarter of 2000 was sold at year-end 2001 and generated gross profits approximating $675,000. Offsetting this gain was lower investment interest income earned on reduced investable funds.
   The exercise of stock options along with an increase in expense from stock appreciation rights, due to the rise in the Company's stock price, resulted in charges to general and administrative expenses of $1,256,695 in 2001. These expenses are the primary cause for the 37% rise in general and administrative expenses for the year.
   Results for 2000 include the resolution of several income tax issues under examination with tax authorities, which resulted in the reduction of deferred income taxes by $1,500,000.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                               Results of Operations
                               2000 Compared to 1999
   Real Estate Operations
   ----------------------
        Real Estate Sales
        -----------------
        Profits from real estate operations for 2000 escalated to $12,396,000. These profits represent a 42% increase over 1999's profits totaling $8,753,000. The higher profits were primarily attributable to higher gross profits recognized on commercial real estate transactions. During 2000 the sale of 391 acres of land produced gross profits approximating $13,200,000. This compares to gross profits realized during 1999 of $9,250,000 on the sale of 443 acres. Sales prices and gross profits vary site to site based on location and intended use. The average sales price per acre on 2000 sales was $39,600, a 33% increase over 1999's average sales price of $29,800.
        A 31% fall in forestry revenues led to a 37% drop in income from forestry operations. Profits from forestry operations totaled $125,000 during 2000 compared to $197,000 one year earlier. The revenue decline was the result of lower harvesting as pricing levels were depressed during the second half of the year.
   Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   -------  ------------------------------------------------------------
            AND RESULTS OF OPERATIONS (CONTINUED)
            ------------------------------------
        Golf Operations
        ---------------
        Revenues from golf operations rose 18% for the year 2000 to $3,212,000, on a 33% increase in rounds played. The increase in rounds played was somewhat offset by a 15% decline in average green fees. Despite this climb in revenues, overall profits from golf operations fell 118% with a loss of $764,000 posted. This decline in operating results occurred due to a 29% rise in expenses resulting from increased depreciation and maintenance costs of the new cart barn, higher course maintenance costs, and increased costs associated with the gain in number of rounds played.
        Income Properties
        -----------------
        Income properties net income rose 43% over the prior year to $184,000. The addition of the automobile dealership site located in Daytona Beach, in October 2000, and the Eckerd retail building in December 2000 accounted for the gain in profits.
   General, Corporate and Other
   ----------------------------
   The sale of 75 acres of land, along with the release of subsurface interests on 2,551 acres during 2000, generated profits on sale of undeveloped real estate interests amounting to $1,378,918. This represented a 35% downturn from prior year's profits of $2,115,768. Sales of undeveloped real estate interests in 1999 included the sale of 100 acres of property in addition to the release of subsurface interests on 3,918 acres.
   Interest and other income earned during 2000 rose 7% to $1,986,608. This gain was achieved on increased interest earned on notes receivable and investment securities. Interest and other income posted in calendar year 1999 totaled $1,853,808.
   General and administrative expenses of $3,364,792 for the calendar year 2000 represented a 17% increase over prior year's total cost of $2,879,365. This rise can be attributed to higher stockholders' expense, due to the increase in the number of shareholders resulting from the September 1999 distribution of the Company's stock by Baker, Fentress & Company, along with higher compensation costs and professional fees.
   The resolution in the third quarter 2000 of several income tax issues under examination with tax authorities resulted in the reduction of deferred income taxes by $1,500,000 for the year.

   Discontinued Citrus Operations
   ------------------------------
   During the second quarter of 1999, the Company consummated the sale of its citrus operations. An after-tax gain of $8,047,576 was realized on the transaction. After-tax profits of $1,376,157 from operating activities were recognized in 1999 through the sale date.

   Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   -------  ------------------------------------------------------------
            AND RESULTS OF OPERATIONS (CONTINUED)
            ------------------------------------
                             FINANCIAL POSITION
   The Company posted a loss of $635,896, equivalent to $.11 per share, for the year ended December 31, 2001. This loss represents a significant downturn from the profit of $8,859,811, equivalent to $1.51 per share, recorded for 2000's twelve-month period. The unfavorable results can be attributed to lower commercial land sales closing volume, higher losses from golf operations, due to the startup of the clubhouse operation, and unusually high stock options expense. The high stock options expense resulted from an increase in the Company's stock price and a significant number of stock options exercised.
   The Company also uses Earnings Before Depreciation and Deferred Taxes ("EBDDT") as a performance measure. The Company's strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes and this measure tracks results in this area.
   Following is the calculation of EBDDT:
                                                    Year Ended
                                             December 31,   December 31,
                                                 2001           2000
                                             --------------------------
   Net Income (Loss)                          $(635,896)    $ 8,859,811
    Add Back:
     Depreciation                               739,007         278,655
     Deferred Taxes                             701,341       3,411,291
                                             ----------      ----------
   Earnings Before Depreciation and
    Deferred Taxes                            $ 804,452     $12,549,757
                                             ==========      ==========
   EBDDT Per Share                                 $.14           $2.14
                                             ==========      ==========
   EBDDT is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Further, EBDDT is not necessarily indicative of cash availability to fund cash needs and should not be considered as an alternative to cash flow as a measure of liquidity. The Company believes, however, that EBDDT provides relevant information about operations and is useful, along with net income, for an understanding of the Company's operating results.
   EBDDT is calculated by adding depreciation, amortization and deferred income taxes to net income as they represent non-cash charges.
   Cash and investment securities declined $12,802,988 during the year. The primary use of these funds was $17,452,183 for the acquisition of property, plant and equipment, including the purchase of four income properties for approximately $16,440,000 during the year in addition to $750,000 used to complete the construction of the clubhouse facility. Additionally, $1,117,648 was paid in dividends equivalent
   Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   -------  ------------------------------------------------------------
            AND RESULTS OF OPERATIONS (CONTINUED)
            ------------------------------------
   to $.20 per share, while $388,129 was used to reduce debt.
   Offsetting these cash outflows was $3,113,344 of cash provided from operating activities and proceeds from the sale of a portion of the auto dealership income property site totaling $3,253,015. Cash and investment securities at year-end remained a healthy $8,284,920 while debt amounted to $9,457,698.
   Capital requirements planned for 2002 approximate $2,350,000 and include $2,100,000 for roads, entrance features and site development on lands adjacent to Interstate 95 in Daytona Beach. Additionally, as funds become available from qualified sales, additional triple-net lease income properties will be acquired through the like-kind exchange process. Also, when deemed appropriate, the Company will continue its stock buyback program. The sources of funds for these requirements are cash and investment securities on hand, operations, and financing sources in place. In July 2002, approximately $7,860,000 becomes due on a long-term note. The Company has begun pursuing alternative sources of financing and believes it can secure replacement financing at more favorable terms. Currently the income properties owned by the Company are free of debt. The Company has the ability to borrow against these properties on a non-recourse basis.
   Development activity on Company owned and surrounding lands remains strong. During the year several projects were started or completed. The multi-dealership auto mall opened in November 2001 on land sold by the Company at the LPGA Boulevard interchange at Interstate 95.
   The United States Tennis Association ("USTA") Florida section relocated its headquarters to Daytona Beach. The USTA site, which is located on land donated by the Company, is located adjacent to the LPGA International development. The Advanced Technology Center, a joint venture between the Volusia County School Board, Flagler County School Board and Daytona Beach Community College, opened on approximately 100 acres sold by the Company in 1999, just north of the
   LPGA Boulevard interchange.   These development activities, along with
   continued residential development and construction within the LPGA International development, provide momentum for additional sales and development of Company lands.
   Commercial contract closings were not strong in 2001; however, sales inquiries along with the local economy remain moderately strong. Several closings affected by the long approval and permitting process were delayed into 2002. A relatively strong commercial land sales contract backlog is in place. Management continues to focus on the conversion of this contract backlog into closings while adding value to its core Daytona Beach land holdings through the master planning and development process. As these closings occur, funds from qualified transactions will be converted to quality triple-net lease income properties through the deferred tax like-kind exchange process. This strategy will enable the Company to become, over time, a company with a more predictable earnings pattern from geographically dispersed Florida real estate holdings.
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
   -------  ---------------------------------------------------------
   The Company has no material market risk associated with interest rates, foreign currency exchange rates, or commodity prices.
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
   ------   --------------------------------------------------------
   The Company's Consolidated Financial Statements appear beginning on page F-1 of this report. See Item 14 of this report.
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
   ------   AND FINANCIAL DISCLOSURES
            ----------------------------------------------------------
   There were no disagreements with accountants on accounting and financial disclosures.
                              PART III
   The information required by Items 10, 11, 12, and 13 is
   incorporated herein by reference to the registrant's 2002 annual meeting proxy statement pursuant to Instruction G to Form 10-K.
   On March 15, 2002, the registrant anticipates filing with the Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934, its definitive proxy statement to be used in connection with its 2002 annual meeting of shareholders at which directors will be elected for the ensuing year.
   EXECUTIVE OFFICERS OF THE REGISTRANT
   ------------------------------------
   The executive officers of the registrant, their ages at January 31, 2002, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:
        Bob D. Allen, 67, chairman of the board since April 1998; chief executive officer of the Company from March 1990 to April 2001; and president of the Company from March 1990 to January 2000.
        William H. McMunn, 55, president of the Company since January
         2000 and chief executive officer since April 2001; chief operating officer of the Company from January 2000 to April 2001; president, Indigo Development Inc., a subsidiary of the Company, since December 1990.
        Bruce W. Teeters, 56, senior vice president-finance and
         treasurer, since January 1988.
   All of the above are elected annually as provided in the By-laws.

                                  PART IV
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
   -------   8-K
             ------------------------------------------------------------
   1.  Financial Statements
       --------------------
       The following financial statements are filed as part of this report:

                                                              Page No.
                                                          --------------
       Report of Independent Certified Public Accountants       F-2
       Consolidated Balance Sheets as of December 31,
        2001 and 2000                                           F-3
       Consolidated Statements of Income for the
        three years ended December 31, 2001                     F-4
       Consolidated Statements of Shareholders' Equity
        for the three years ended December 31, 2001             F-5
       Consolidated Statements of Cash Flows for the three
        years ended December 31, 2001                           F-6
       Notes to Consolidated Financial Statements               F-8
   2.  Financial Statement Schedules
       -----------------------------
       Included in Part IV on Form 10-K:
                Schedule III - Real Estate and Accumulated
                               Depreciation on page 20 of
                               Form 10-K
                Schedule IV -  Mortgage Loans on Real Estate
                               on page 21 of Form 10-K

        Other Schedules are omitted because of the absence of conditions under which they are required, materiality or because the required information is given in the financial statements or notes thereof.
   3.   Exhibits
        --------
        See Index to Exhibits on page 19 of this Annual Report on
        Form 10-K.
               Reports on Form 8-K
               -------------------
               No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2001.

                             SIGNATURES
   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            CONSOLIDATED-TOMOKA LAND CO.
                                                    (Registrant)
   3/15/02                                  By: /s/ William H. McMunn
                                                ---------------------
                                                William H. McMunn
                                                President and Chief
                                                Executive Officer
   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
   3/15/02     Chairman of the Board
               and Director                 By: /s/ Bob D. Allen
                                                ----------------
   3/15/02     President and Chief Executive
               Officer (Principal Executive
               Officer) and Director            /s/ William H. McMunn
                                                ---------------------

   3/15/02     Senior Vice President-Finance,
               Treasurer (Principal Financial
               and Accounting Officer), and
               Director                         /s/ Bruce W. Teeters
                                                --------------------
   3/15/02     Director                         /s/ John C. Adams, Jr.
                                                ----------------------
   3/15/02     Director                         /s/ Robert F. Lloyd
                                                -------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                   EXHIBITS
                                      TO
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2001
                          Commission File No. 0-5556
                         CONSOLIDATED-TOMOKA LAND CO.
           (Exact name of registrant as specified in the charter)

                               EXHIBIT INDEX
                                                                Page No.
   (2.1) Agreement of Merger and Plan of Merger and Reorganization dated April 28, 1993 between Consolidated-Tomoka Land Co.
          and CTLC, Inc. filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and
          incorporated by this reference.                              *
   (2.2) Certificate of Merger dated April 28, 1993 filed with the registrant's Quarterly Report on Form 10-Q for the quarter
          ended March 31, 1993 and incorporated by this reference.     *
   (3.1) Articles of Incorporation of CTLC, Inc. dated February 26, 1993 and Amended Articles of Incorporation dated March 30, 1993 filed with the registrant's Quarterly Report on Form
          10-Q for the quarter ended March 31, 1993 and incorporated
          by this reference.                                           *
   (3.2) By-laws of CTLC, Inc. filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993
          and incorporated by this reference.                          *
    10    Material Contracts:
   (10.1) 1998-1999 Citrus World Marketing Agreement dated September 1,
          1998 between Citrus World, Inc. and Consolidated-Tomoka Land Co. filed on Form 10-K for the year ended December 31, 1998
          and incorporated by this reference.                          *
   (10.2) The Consolidated-Tomoka Land Co. Unfunded Deferred
          Compensation Plan filed with the registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1981
          and incorporated by this reference.                          *
   (10.3) The Consolidated-Tomoka Land Co. Unfunded Deferred
          Compensation Plan executed on October 25, 1982 filed with
          the registrant's Annual Report on Form 10-K for the year
          ended December 31, 1982 and incorporated by this reference. * (10.4) The Consolidated-Tomoka Land Co. 2001 Stock Option Plan
          effective April 25, 2001, filed with the Registrant's Form S-8
          filed on June 20, 2001 and incorporated by this reference.   *
   (10.5) Lease Agreement dated August 28, 1997 between the City of
          Daytona Beach and Indigo International Inc., a wholly
          owned subsidiary of Consolidated-Tomoka Land Co., filed
          on Form 10-K for the year ended December 31, 1997 and
          incorporated by this reference.                              *
   (10.6) Development Agreement dated August 18, 1997 between the
          City of Daytona Beach and Indigo International Inc., a
          wholly owned subsidiary of Consolidated-Tomoka Land Co.,
          filed on Form 10-K for the year December 31, 1997 and
          incorporated by this reference.                              *
   (10.7) Purchase and Sale Agreement dated December 28, 1998 between Alton D. Rogers and Wade H. Walker and Consolidated-Tomoka Land Co. filed on Form 10-K for the year ended December 31, 1998 and incorporated by this
          reference.                                                   *
   (21)   Subsidiaries of the Registrant                              21
   (23)   Report of Independent Certified Public Accountants on
          Financial Statement Schedules.                              22
   (23.2) Consent of Arthur Andersen LLP.                             23
   * - Incorporated by Reference

                                                       SCHEDULE III
                                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                           FOR THE YEAR ENDED DECEMBER 31, 2001

<CAPTIONS>

                                                                                          COSTS CAPITALIZED
                                               INITIAL COST TO COMPANY                SUBSEQUENT TO ACQUISITION
                                  -------------------------------------------------------------------------------
                                                                   BUILDINGS &
DESCRIPTION                          ENCUMBRANCES      LAND       IMPROVEMENTS     IMPROVEMENTS    CARRYING COSTS
-----------                       -------------------------------------------------------------------------------
Income Properties:
 Gary Yeomans Ford, Daytona Beach, FL         -0-        435,121       743,902              -0-               -0-
 Eckerd, Tallahassee, FL                      -0-        590,800     1,595,000              -0-               -0-
 Eckerd, Sanford, FL                          -0-      1,565,176     1,890,671              -0-               -0-
 Barnes & Noble, Daytona Beach, FL            -0-      1,798,600     3,803,000              -0-               -0-
 Barnes & Noble, Lakeland, FL                 -0-      1,242,300     1,884,200              -0-               -0-
 Walgreen, Palm Bay, FL                       -0-      1,102,640     3,157,360              -0-               -0-
 Miscellaneous                                -0-        726,831           -0-       1,180,344                -0-
                                  -------------------------------------------------------------------------------
                                              -0-      7,461,468    13,074,133       1,180,344                -0-
                                  ===============================================================================
                                      GROSS AMOUNT AT WHICH
                                    CARRIED AT CLOSE OF PERIOD
                                  -----------------------------
                                                                                 DATE OF
                                                                  ACCUMULATED    COMPLETION OF     DATE      DEPR
                                     LAND    BUILDINGS   TOTAL    DEPRECIATION   CONSTRUCTION    ACQUIRED    LIFE
                                  -------------------------------------------------------------------------------
Income Properties:
 Gary Yeomans Ford,
  Daytona Beach, FL                 435,121    743,902   1,179,023      21,697         N/A       10/31/00   40Yrs.
 Eckerd, Tallahassee, FL            590,800  1,595,000   2,185,800      43,198         N/A       12/13/00   40Yrs.
 Eckerd, Sanford, FL              1,565,176  1,890,671   3,455,847       7,878         N/A       11/15/01   40Yrs.
 Barnes & Noble,
  Daytona Beach, FL               1,798,600  3,803,000   5,601,600      95,075         N/A       01/11/01   40Yrs.
 Barnes & Noble, Lakeland, FL     1,242,300  1,884,200   3,126,500      47,105         N/A       01/11/01   40Yrs.
 Walgreen, Palm Bay, FL           1,102,640  3,157,360   4,260,000      46,045         N/A       06/12/01   40Yrs.
 Miscellaneous                    1,907,175        -0-   1,907,175     266,195       Various       N/A    5-30Yrs.
                                  ----------------------------------------------
                                  8,641,812 13,074,133  21,715,945     527,193
                                  ==============================================
                                     2001                2000            1999
                                  -----------         ----------      ----------
Cost:
 Balance at Beginning of Year       7,817,603          1,752,706      14,365,140
 Improvements                      16,524,370          6,071,748         148,774
 Cost of Real Estate Sold         ( 2,626,028)        (    6,851)    (12,761,208)
                                  ----------------------------------------------
Balance at End of Year             21,715,945          7,817,603       1,752,706
                                  ==============================================
Accumulated Depreciation:
 Balance at Beginning of Year         273,665            267,299       3,452,758
 Depreciation and Amortization        301,822              6,366         120,182
 Depreciation on Real Estate Sold (    48,294)                 0      (3,305,641)
                                  ----------------------------------------------
 Balance at End of Year               527,193            273,665         267,299
                                  ==============================================

                                                     SCHEDULE IV
                                            CONSOLIDATED-TOMOKA LAND CO.
                                           MORTGAGE LOANS ON REAL ESTATE
                                                 DECEMBER 31, 2001

<CAPTIONS>
                                                                                                       PRINCIPAL
                          FINAL              PERIODIC                                                  AMOUNT OF
                INTEREST  MATURITY           PAYMENT                   PRIOR   FACE       CARRYING       LOANS
DESCRIPTION     RATE      DATE               TERMS                     LIENS   AMOUNT     AMOUNT (A)   DELINQUENT
------------------------------------------------------------------------------------------------------------------
MORTGAGE N/R
SECURED BY
REAL ESTATE:
Volusia Co.     7.50%      09/03    Level, plus Balloon of $239,718     --  $   299,650  $  254,702      --
Volusia Co.     7.75%      12/02    Level, plus Balloon of $286,325     --    1,969,541     436,325      --
Volusia Co.     7.50%      09/03    Level, plus Balloon of $242,152     --      284,050     256,355      --
Volusia Co.     7.75%      07/02                Balloon of $864,000     --    1,372,000     864,000      --
Volusia Co.     7.75%      02/02                Balloon of $175,200     --      275,200     175,200      --
Volusia Co.     6.50%      10/03    Level, plus Balloon of $1,517,647   --    1,805,424   1,775,647      --
Volusia Co.     7.00%      12/06    Level, plus Balloon of $2,489,841   --    2,792,250   2,792,250      --
Highlands Co.   6.00%      04/09    Level, plus Balloon of $1,753,415   --    2,550,000   2,407,200      --
Highlands Co.   --         05/02                Level                   --      600,000     200,000      --
Highlands Co.   --        Various               Balloon of $30,000      --       30,000      30,000      --
                                                                    -----------------------------------------
                                                                        --  $11,978,115  $9,191,679      --
                                                                    =========================================
(A) FOR FEDERAL INCOME TAX PURPOSES, THE AGGREGATE BASIS OF THE LISTED MORTGAGES WAS $9,191,679.
(B) A RECONCILIATION OF THE CARRYING AMOUNT OF MORTGAGES FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000
    AND 1999 IS AS FOLLOWS:

                                                         2001         2000         1999
                                                      ------------------------------------
   BALANCE AT BEGINNING OF YEAR                       $11,526,249  $7,269,211   $4,260,347
   NEW MORTGAGE LOANS                                   2,792,250   4,795,644    5,438,494
   COLLECTIONS OF PRINCIPAL                          (  5,126,820) (  538,606) ( 2,429,630)
                                                      ------------------------------------
   BALANCE AT END OF YEAR                             $ 9,191,679 $11,526,249   $7,269,211
                                                      ====================================

                                EXHIBIT 21
   Subsidiaries of the Registrant

                                                      Percentage of
                                    Organized         Voting Securities
                                    Under             Owned by
                                    Laws of           Immediate Parent
                                    ------------------------------------
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

   * Consolidated-Tomoka Land Co. is the limited partner of Indigo Group Ltd., and owns 99.0% of the total partnership equity. Indigo Group Inc. is the managing general partner of the partnership and owns an additional 1.0% of the partnership equity.
   All subsidiaries are included in the Consolidated Financial Statements of the Company and its subsidiaries appearing elsewhere herein.
             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                      ON FINANCIAL STATEMENT SCHEDULES
   TO CONSOLIDATED-TOMOKA LAND CO.:
   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Consolidated-Tomoka Land Co. included in this Form 10-K, and have issued our report thereon dated January 25, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in item 14(a)2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data, required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.
                                                     Arthur Andersen LLP
   Orlando, Florida
   January 25, 2002
                                  EXHIBIT 23.2
               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
   We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 33-62679 and 333-63400) of Consolidated-Tomoka Land Co. of our report dated January 25, 2002, appearing on page F-1 of this Annual Report on Form 10-K.
   Arthur Andersen LLP
   Orlando, Florida
   March 6, 2002
                          CONSOLIDATED-TOMOKA LAND CO.
                         INDEX TO FINANCIAL STATEMENTS
   Reports of Independent Certified Public Accountant                F-2
   Consolidated Balance Sheets as of December 31, 2001 and 2000      F-3
   Consolidated Statements of Income for the three years ended
    December 31, 2001                                                F-4
   Consolidated Statements of Shareholders' Equity for the
    three years ended December 31, 2001                              F-5
   Consolidated Statements of Cash Flows for the three years
    ended December 31, 2001                                          F-6
   Notes to Consolidated Financial Statements                        F-8
              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
   To the Shareholders of
   Consolidated-Tomoka Land Co.
        We have audited the accompanying consolidated balance sheets of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.
   Orlando, Florida                                 Arthur Andersen LLP
   January 25,2002
                               Consolidated Balance Sheets

                                                                  December 31,
                                                          ---------------------------
                                                             2001             2000
                                                          -----------     -----------
Assets
  Cash                                                    $ 2,797,868     $12,909,722
  Investment Securities (Note 3)                            5,487,052       8,178,186
  Notes Receivable (Note 5)                                 9,245,576      11,602,477
  Real Estate Held for Development and Sale (Note 6)        9,189,609       9,767,635
  Refundable Income Taxes (Note 4)                          1,411,557         743,801
  Other Assets                                              2,314,140       2,516,635
                                                           ----------      ----------
                                                           30,445,802      45,718,456
                                                           ----------      ----------
Property, Plant and Equipment
  Land, Timber and Subsurface Interests                     1,877,240       1,828,503
  Golf Buildings, Improvements & Equipment                 11,209,610      10,408,134
  Income Properties Land, Buildings & Improvements         19,808,770       5,989,100
  Other Buildings, Equipment and Land Improvements            790,520         636,819
                                                           ----------      ----------
     Total Property, Plant and Equipment                   33,686,140      18,862,556
     Less Accumulated Depreciation and Amortization       ( 1,915,241)    ( 1,227,098)
                                                           ----------      ----------
     Net Property, Plant and Equipment                     31,770,899      17,635,458
                                                           ----------      ----------
      Total Assets                                        $62,216,701     $63,353,914
                                                           ==========      ==========
Liabilities
  Accounts Payable                                        $   181,712     $   220,515
  Accrued Liabilities                                       4,321,739       4,561,561
  Deferred Income Taxes (Note 4)                            2,872,779       2,171,438
  Notes Payable (Note 7)                                    9,457,698       9,845,827
                                                           ----------      ----------
      Total Liabilities                                    16,833,928      16,799,341
                                                           ----------      ----------
Commitments and Contingencies (Note 12)

SHAREHOLDERS' EQUITY
  Preferred Stock - 50,000 Shares Authorized,
   $100 Par Value; None Issued                                     --              --
  Common Stock - 10,000,000 Shares Authorized;
   $1 Par Value; 5,615,579 and 5,584,684
   Shares Issued and Outstanding at
   December 31, 2001 and 2000, respectively                 5,615,579       5,584,684
  Additional Paid-In Capital                                  758,470              --
  Retained Earnings                                        39,008,724      40,969,889
                                                           ----------      ----------
     Total Shareholders' Equity                            45,382,773      46,554,573
                                                           ----------      ----------
     Total Liabilities and Shareholders' Equity           $62,216,701     $63,353,914
                                                           ==========      ==========

The accompanying notes are an integral part of these consolidated statements.

                           Consolidated Statements of Income

                                                              Calendar Year
                                               ------------------------------------------
                                               December 31,    December 31,   December 31,
                                                   2001           2000            1999
                                               ------------------------------------------
Income:
  Real Estate Operations:
    Sales and Other Income                      $9,248,555     $19,860,503    $17,129,879
    Costs and Other Expenses                    (7,922,714)    ( 8,045,078)    (8,600,185)
                                                ----------      ----------     ----------
                                                 1,325,841      11,815,425      8,529,694
                                                ----------      ----------     ----------
  Profit On Sales of Undeveloped
   Real Estate Interests                            56,607       1,378,918      2,115,768
                                                ----------      ----------     ----------
  Interest and Other Income                      2,044,825       1,986,608      1,853,808
                                                ----------      ----------     ----------
                                                 3,427,273      15,180,951     12,499,270
General and Administrative Expenses             (4,594,330)    ( 3,364,792)   ( 2,879,365)
                                                ----------      ----------     ----------
Income (Loss) From Continuing Operations
 Before Income Taxes                            (1,167,057)     11,816,159      9,619,905
Income Taxes (Note 4)                              531,161     ( 2,956,348)   ( 3,260,946)
                                                ----------      ----------     ----------
Income (Loss) From Continuing Operations        (  635,896)      8,859,811      6,358,959
Income From Discontinued Citrus Operations,
 Net of Tax (Note 2)                                    --              --      9,423,733
                                                ----------      ----------     ----------
Net Income (Loss)                              $(  635,896)    $ 8,859,811    $15,782,692
                                                ==========      ==========     ==========
Per Share Information (Note 11):
Basic and Diluted
 Income (Loss) From Continuing Operations           $(0.11)          $1.51          $1.00

 Income From Discontinued Citrus Operations             --              --           1.48
                                                ----------      ----------     ----------
 Net Income (Loss)                                  $(0.11)          $1.51          $2.48
                                                ==========      ==========     ==========

   The accompanying notes are an integral part of these consolidated statements.

                      Consolidated Statements of Shareholders' Equity

                                                 Additional
                                   Common         Paid-In       Retained
                                   Stock          Capital       Earnings        Total
                                 ----------     -----------    ----------    ----------
Balance, December 31, 1998      $ 6,371,833     $ 3,793,066   $24,533,379   $34,698,278
Net Income                               --              --    15,782,692    15,782,692
Cash Dividends ($.35 per share)          --              --   ( 2,230,142)  ( 2,230,142)
Issuance of 4,651 Shares Pursuant
 to Exercise of Stock Options         4,651      (    4,640)           --            11
Repurchase of 17,200 Shares     (    17,200)     (  199,675)           --   (   216,875)
                                 ----------       ---------    ----------    ----------
Balance, December 31, 1999        6,359,284       3,588,751    38,085,929    48,033,964
Net Income                               --              --     8,859,811     8,859,811
Cash Dividends ($.20 per share)          --              --   ( 1,186,851)  ( 1,186,851)
Repurchase of 774,600 Shares    (   774,600)     (3,588,751)  ( 4,789,000)  ( 9,152,351)
                                  ---------       ---------    ----------    ----------
Balance, December 31, 2000        5,584,684              --    40,969,889    46,554,573
Net Loss                                 --              --   (   635,896)   (  635,896)
Cash Dividends ($.20 per share)          --              --   ( 1,117,648)   (1,117,648)
Repurchase of 18,900 Shares     (    18,900)             --   (   207,621)   (  226,521)
Issuance of 49,795 Shares
 Pursuant to Exercise of Stock
 Options                             49,795         626,173            --       675,968
Tax Benefit of Stock Options
 Exercised                               --         132,297            --       132,297
                                  ---------       ---------    ----------    ----------
Balance, December 31, 2001      $ 5,615,579      $  758,470   $39,008,724   $45,382,773
                                  =========       =========    ==========    ==========


   The accompanying notes are an integral part of these consolidated statements.

                         Consolidated Statements of Cash Flows
                                                               Calendar Year
                                                   ---------------------------------------
                                                   December 31, December 31,  December 31,
                                                       2001        2000          1999
                                                   -----------  -----------   -----------
Cash Flow from Operating Activities:
 Net Income (Loss)                                 $(  635,896) $ 8,859,811   $15,782,692
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Discontinued Citrus Operations                            --           --    (9,423,733)
  Depreciation and Amortization                        739,007      278,655       257,215
  Compensation Expense on Exercise of
    Stock Options                                      660,834           --            --
  (Gain) Loss on Sale of Property,
    Plant and Equipment                             (  675,280)      23,937    (    2,177)

Decrease (Increase) in Assets:
  Notes Receivable                                   2,356,901   (4,236,723)    1,750,114
  Real Estate Held for Development and Sale            578,026    1,857,198     1,973,134
  Deferred Income Taxes                                     --    1,239,853       586,908
  Refundable Income Taxes                           (  535,459)  (  743,801)      285,199
  Other Assets                                         202,495   (  882,136)       19,495

(Decrease) Increase in Liabilities:
  Accounts Payable                                  (   38,803)  (   30,726)   (   41,405)
  Accrued Liabilities                               (  239,822)     328,741    (  135,644)
  Deferred Income Taxes                                701,341    2,171,438            --
  Income Taxes Payable                                      --   (  631,528)      631,528
                                                     ---------    ---------    ----------
    Net Cash Provided by
     Operating Activities                            3,113,344    8,234,719    11,683,326
                                                     ---------    ---------    ----------
Cash Flow from Investing Activities:
  Acquisition of Property, Plant and Equipment     (17,452,183)  (9,530,245)   (1,329,107)
  Net Decrease (Increase) in Investment
   Securities                                        2,691,134    8,511,252   (15,498,048)
  Proceeds from Sale of Property, Plant and
   Equipment                                         3,253,015           --        20,883
  Cash From Discontinued Citrus Operations                  --           --    24,216,186
                                                    ----------   ----------    ----------
    Net Cash (Used In) Provided By
     Investing Activities                          (11,508,034) ( 1,018,993)    7,409,914
                                                    ----------   ----------    ----------
Cash Flow from Financing Activities:
  Proceeds from Notes Payable                          845,000    1,471,000     2,469,000
  Payments on Notes Payable                        ( 1,233,129) ( 1,896,010)  ( 2,940,226)
  Cash Proceeds from Exercise of Stock Options          15,134           --            --
  Funds Used to Repurchase Common Stock            (   226,521) ( 9,152,351)  (   216,864)
  Dividends Paid                                   ( 1,117,648) ( 1,186,851)  ( 2,230,142)
                                                    ----------   ----------    ----------
    Net Cash Used in Financing Activities          ( 1,717,164) (10,764,212)  ( 2,918,232)
                                                    ----------   ----------    ----------
Net (Decrease) Increase in Cash                    (10,111,854) ( 3,548,486)   16,175,008
Cash, Beginning of Year                             12,909,722   16,458,208       283,200
                                                    ----------   ----------    ----------
Cash, End of Year                                  $ 2,797,868  $12,909,722   $16,458,208
                                                    ==========   ==========    ==========
                                           F-6

     Supplemental Disclosure of Operating Activities:
       In connection with the sale of real estate and income properties, the Company received, as consideration, mortgage notes receivable of $2,792,250, $4,935,624, and $2,268,895 for the years 2001,
       2000, and 1999, respectively.
       In addition, the Company received letters of credit totaling $632,495 as consideration for real estate sales in 2000, which are included in other assets.
       In connection with the sale of the citrus operations, the Company received as consideration, notes receivable of $3,150,000 for the year 1999.
       Total interest paid was $839,631, $867,134, and $901,988 for the years 2001, 2000, and 1999, respectively.
       Income taxes of $697,044 were refunded in 2001, with total income taxes paid of $920,387 and $8,870,891, for the years 2000 and 1999, respectively.
       In connection with the exercise of stock options, the Company recorded compensation expense and income tax benefit of $660,834 and $132,297, respectively, for the year 2001.
       The accompanying notes are an integral part of these consolidated statements.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999
   NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            PRINCIPLES OF CONSOLIDATION
            The consolidated financial statements include the accounts of Consolidated-Tomoka Land Co., a Florida corporation, and its wholly owned subsidiaries: Indigo Group Inc., Indigo Group Ltd., Indigo International Inc., Indigo Development Inc. and Palms Del Mar Inc. (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.
            NATURE OF OPERATIONS
            The Company is primarily engaged, through its wholly owned subsidiaries, in the real estate industry. Real estate operations, which are primarily commercial in nature, also include residential, golf operations, income properties and forestry operations. These operations are predominantly located in Volusia and Highlands Counties in Florida, with various income properties owned throughout the State of Florida. See Note 2, "Discontinued Citrus Operations," regarding citrus activities.
            USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS The preparation of financial statements in conformity with accounting principles generally accepted in the United
            States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
            CASH
            At December 31, 2001, the Company held $755,237 in escrow to complete the purchase of income properties.
            REAL ESTATE HELD FOR DEVELOPMENT AND SALE
            The carrying value of real estate held for development and sale includes the initial acquisition costs of land, improvements thereto, and other costs incidental to the acquisition or development of land. These costs are allocated to properties on a relative sales value basis and are charged to costs of sales as specific properties are sold.

            No interest or property taxes were capitalized to real estate held for development and sale during 2001 and 2000, as there was no significant development during the periods.

            PROPERTY, PLANT AND EQUIPMENT
            Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is taken into income.
            The amount of depreciation and amortization taken for the years 2001, 2000 and 1999 was $739,007, $278,655, and
            $257,215, respectively.
            The range of estimated useful lives for property, plant and equipment is as follows:
            Golf Buildings & Improvements              10-40 Years
            Golf Equipment                              5-10 Years
            Income Properties Buildings,
              Equipment & Improvements                    40 years
            Other Furnishings & Equipment               5-25 years
            LONG-LIVED ASSETS
            The Company has reviewed the recoverability of long-lived assets, including real estate held for development and sale, property, plant and equipment and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There has been no material impairment of long-lived assets reflected in the consolidated financial statements for the three years ended December 31, 2001.
            In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS)
            No. 144, "Accounting For the Disposal or Impairment of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and requires that one accounting impairment model be used for long-lived assets to be disposed of by sales, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has determined that the adoption of the standard will not have a material impact on the financial statements.
            SALE OF REAL ESTATE
            The profit on sales of real estate is accounted for in accordance with the provisions of the SFAS No. 66, "Accounting for Sales of Real Estate." The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS No. 66. No income was deferred for the three years ended December 31, 2001. UNFUNDED DEFERRED COMPENSATION PLANS
            The Company maintains two unfunded deferred compensation plans. One plan is established for the Board of Directors of the Company, with the second plan established for the officers and key employees of the Company. Under the plans, any member of the Board of Directors, officer or key employee may elect to defer all or a portion of their compensation. The amount of deferred compensation shall increase annually by an amount which is equal to interest on the deferred compensation at the rate of return earned by the Company on its short-term investments. Compensation credited to a participant shall be deferred until such participant ceases to be a member of the Board of Directors, officer or key employee, at which time the amounts accumulated shall be distributed in the manner elected. The plans are nonqualified plans as defined by the Internal Revenue Service. The amount of deferred compensation reflected in accrued liabilities on the consolidated balance sheets at December 31, 2001 and 2000 were $3,943,647 and $3,898,787, respectively.
            PENSIONS
            The Company has a funded, non-contributory defined benefit pension plan covering all eligible full-time employees. The Company's method of funding and accounting for pension costs is to fund and accrue all normal costs plus an amount necessary to amortize past service cost over a period of 30 years. (See Note 8 "Pension Plan").
            CONCENTRATION OF CREDIT RISK
            Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, investment securities, accounts receivables, and notes receivable.
            FAIR VALUE OF FINANCIAL INSTRUMENTS
            The carrying amounts of the Company's financial assets and liabilities, including cash, accounts receivable and accounts payable at December 31, 2001 and 2000, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes receivable and notes payable approximates fair value at December 31, 2001 and 2000, since the notes are at floating rates or fixed rates which approximate current market rates for notes with similar risks and maturities.

            RECLASSIFICATIONS
            Certain reclassifications were made to the 2000 accompanying consolidated financial statements to conform to the 2001 presentation.
   NOTE 2   DISCONTINUED CITRUS OPERATIONS
            On December 28, 1998, the Company entered into an agreement for the sale of its citrus operations. The transaction closed on April 7, 1999. The results of the citrus operations have been reported separately as discontinued operations in the Consolidated Statements of Income.
            Summary financial information of the citrus operations is as follows:
                                                           Year Ended December 31,
                                                  --------------------------------------
                                                    2001          2000           1999
                                                  --------     ----------     ----------
Revenues from Discontinued
 Citrus Operations                                      --             --    $ 5,393,171
                                                  ========     ==========     ==========
Income from Discontinued Citrus
 Operations Before Tax                                  --             --    $ 2,206,440
Income Tax Expense from Discontinued
 Citrus Operations                                      --             --      ( 830,283)
Gain on Sale of Citrus Operations
 (Net of Income Tax of $4,721,536)                      --             --      8,047,576
                                                  --------      ---------     ----------
Net Income from Discontinued Citrus Operations          --             --    $ 9,423,733
                                                  ========      =========     ==========

            Following is a summary of significant accounting policies related to the citrus operations:
            Until the sale of the citrus operations in April 1999,the Company harvested and sold both fresh and to-be-processed citrus from its bearing groves, all of which were located in Highlands County, Florida. Fresh fruit sales were made by the Company through the Company owned packing plant to wholesale produce distributors and retail grocery chains primarily in the Eastern and Midwestern regions of the United States and Canada. Revenues and related costs of sales were recognized at time of shipment. The to-be-processed fruit was sent to Citrus World, Inc. ("Citrus World"), an agricultural cooperative owned by the Company and twelve other growers. The cooperative processed the fruit and marketed it under several names on a regional and national basis. Citrus World pooled its own fruit with the fruit purchased from the Company and other citrus growers, processed the pooled fruit and sold the products produced.

            Each participant in the pool, including Citrus World, shared ratably in the proceeds from the sale of products, net of Citrus World's actual processing and marketing costs, plus a per-unit handling fee. Citrus World made periodic payments to all participants based on their pro-rata share of net sales proceeds and made final payment after all the products in the pool had been sold. The Company recorded estimated revenues at the time of delivery of the fruit to Citrus World and finalized revenues after all the products in the pool had been sold. During the year 1999, the Company's estimated pro-rata share of net sales proceeds under the above pooling agreement amounted to $1,217,604.
            Direct and allocated indirect costs incurred in connection with the production of crops were capitalized into cost of fruit on trees. As the crop was harvested and sold, the related costs were charged to production expense, pro-rata based on the boxes harvested and sold to the estimated total boxes expected to be harvested and sold. The cost of fruit on trees was carried at the lower of cost or market.
   NOTE 3   INVESTMENT SECURITIES
            The Company accounts for investment securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires classification of the investment portfolio into three categories: held to maturity, trading, and available for sale. The Company classifies as held to maturity those securities which the Company has the intent and ability to hold through their stated maturity date. Investment securities which are classified as held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. Gains and losses are determined using the specific identification method. Investment securities as of December 31, 2001 and 2000 are as follows:

                                                          2001          2000
                                                       ----------   -----------
Investments Held to Maturity
----------------------------
Debt Securities Issued by States
 and Political Subdivisions of States                  $4,258,049    $5,590,047
Corporate Debt Securities                                 134,197       526,169
Preferred Stocks                                        1,094,806     2,052,081
Mortgage-Backed Securities                                     --         9,889
                                                        ---------    ----------
Total Investments Held to Maturity                     $5,487,052    $8,178,186
                                                        =========    ==========

            The contractual maturities of investment securities held to maturity are as follows:
                Maturity Date                             Amount
                --------------                            ---------
                Within 1 year                            $1,241,721
                1-5 Years                                   664,969
                6-10 Years                                1,380,411
                After 10 Years                            2,199,951
                                                          ---------
                                                         $5,487,052
                                                          =========
   NOTE 4   INCOME TAXES
            The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes."
            The provision for income taxes is summarized as follows:
                    2001                    2000                   1999
                    ----                    ----                   ----
            Current     Deferred     Current    Deferred    Current    Deferred
            --------------------    --------------------   --------------------
Federal   $(1,284,978) $ 821,226   $(609,756) $2,921,385  $2,258,051   $496,686
State          52,476   (119,885)    154,813     489,906     415,987     90,222
            ---------   --------     -------   ---------   ---------    -------
Total     $(1,232,502) $ 701,341   $(454,943) $3,411,291  $2,674,038   $586,908
            =========   ========     =======   =========   =========    =======

            Deferred income taxes have been provided to reflect temporary differences that represent the cumulative difference between taxable or deductible amounts recorded in the financial statements and in the tax returns. The sources of these differences and the related deferred provision (credit) and deferred income tax assets (liabilities) are summarized as follows:
                                    Provision (Credit)                Deferred Taxes
                             ---------------------------------   ------------------------
                               2001        2000         1999        2001           2000
                             ---------------------------------   ------------------------
Depreciation                $  31,349   $   54,166  $(123,690)  $(  167,567)  $(  136,218)
Sales of Real Estate          693,530    5,051,395   (  1,379)   (5,327,542)   (4,634,012)
Deferred Compensation        ( 17,305)    (118,493)  (198,122)    1,521,262     1,503,957
Basis's Difference
  In Joint Venture             37,081     ( 61,775)  ( 25,288)    1,216,939     1,254,020
Revolving Fund Certificates    55,376        5,449   ( 58,231)      349,449       404,825
Charitable Contributions
  Carryforward               (362,529)   1,772,841    527,115       478,254       115,725
Other                        (224,117)  (   36,686)   413,625       141,335    (   82,782)
Less-Valuation Allowance      487,956   (3,255,606)    52,878    (1,084,909)   (  596,953)
                             --------    ---------   --------     ---------     ---------
                            $ 701,341   $3,411,291  $ 586,908   $(2,872,779)  $(2,171,438)
                             ========    =========   ========     =========     =========

            Following is a reconciliation of the income tax computed at the federal statutory rate of 35% for 2001, 2000 and 1999.

                                                                 Calendar Year
                                                      ------------------------------------
                                                        2001         2000         1999
                                                      ------------------------------------
Income Tax Computed at Federal Statutory Rate         $(408,470)   $4,135,656   $3,366,967
(Decrease) Increase Resulting from:
 State Income Tax, Net of Federal Income Tax Effect    ( 43,816)      419,067      342,035
 Tax Exempt Interest Income                            ( 86,959)   (  190,474)   ( 274,687)
 Adjustment to Valuation Allowance                       30,000    (1,375,000)   ( 155,000)
 Other Reconciling Items                               ( 21,916)   (   32,901)   (  18,369)
                                                       --------     ---------    ---------
(Benefit) Provision for Income Taxes                  $(531,161)   $2,956,348   $3,260,946
                                                       ========     =========    =========

            During 2000, certain tax issues under examination with tax authorities were resolved. The resolution of these issues resulted in a $1,500,000 reduction in the valuation allowances associated with deferred income taxes.

            During 2001, the Company generated a net operating loss for income tax purposes. For Federal income tax, this loss can be carried back to 1999, when the Company generated significant taxable income. This carryback will result in a tax refund approximating $1,245,000. For State income tax purposes, the net operating loss can only be carried forward against future taxable income.
   NOTE 5   NOTES RECEIVABLE

            Notes Receivable consisted of the following:
                                                                       December 31,
                                                                -------------------------
                                                                   2001          2000
                                                                -------------------------
MORTGAGE NOTES RECEIVABLE
 Various notes with interest rates ranging from 6.5% to
  10.5% with payments due from 2002 through 2009.
  Collateralized by real estate mortgages held by the Company   $8,991,679    $11,126,249
OTHER NOTES RECEIVABLE
 Interest at prime rate, receivable in monthly installments of principal and interest to amortize the original note over a
  period of 15 years, due January 2004                              53,897         76,228
 Payable in three annual installments of $200,000
  through May 2002                                                 200,000        400,000
                                                                 ---------     ----------
 Total Notes Receivable                                         $9,245,576    $11,602,477
                                                                 =========     ==========

            The prime rate of interest was 4.75% and 9.50% at
            December 31, 2001 and 2000, respectively.
            The required annual principal receipts are as follows:
            Year ending December 31,       Amount
            ----------------------------------------
            2002                         $ 2,163,259
            2003                           2,181,942
            2004                             167,862
            2005                             176,206
            2006                           2,588,174
            2007 and Thereafter            1,968,133
                                          ----------
                                         $ 9,245,576
                                          ==========
   NOTE 6   REAL ESTATE HELD FOR DEVELOPMENT AND SALE
            Real estate held for development and sale as of December 31, 2001 and 2000 is summarized as follows:
                                                  December 31,
                                          ---------------------------
                                            2001               2000
                                          ---------------------------
   Undeveloped Land                      $   89,253        $   89,253
   Land and Land Development              9,003,331         9,581,357
   Completed Houses                          97,025            97,025
                                          ---------        ----------
                                         $9,189,609        $9,767,635
                                          =========         =========

   NOTE 7   NOTES PAYABLE
            Notes Payable consisted of the following:
                                                                       December 31,
                                                               --------------------------
                                                                  2001            2000
                                                               --------------------------
MORTGAGE NOTES PAYABLE
 Mortgage notes payable are collateralized by real estate
  mortgages held by the lender.  As of December 31, 2001 and
  2000, mortgage notes payable consisted of the following:
 Payments of $266,783, including interest at 8.8% payable
  quarterly through April 2002; principal balance due
  July 2002                                                    $7,951,637      $8,299,674
 Interest payable quarterly at 10%, principal and outstanding
  interest due October 2005                                     1,200,000       1,200,000
 Payments of $6,019, payable monthly through November 2002         66,209              --
INDUSTRIAL REVENUE BONDS
 Industrial revenue bonds payable are collateralized by real estate.  Interest at 80.65% of prime rate, payable in monthly installments of principal and interest to amortize the
  original debt over a period of 18 years, due January 2004       239,852         346,153
LINE OF CREDIT
 A line of credit totaling $7,000,000 payable on demand
  expiring July 2002, with interest at the 30-DAY LIBOR
  Market Index rate plus 1.5%                                          --              --
                                                                ---------      ----------
                                                               $9,457,698      $9,845,827
                                                                =========      ==========

            The required annual principal payments on notes payable
            are as follows:
            Year Ending December 31,              Amount
            --------------------------------------------
            2002                             $ 8,123,069
            2003                                 123,854
            2004                                  10,775
            2005                               1,200,000
                                              ----------
                                             $ 9,457,698
                                              ==========
            Interest expense was $839,631, $867,134, and $901,988 for
            2001, 2000, and 1999, respectively. There was no interest capitalized in 2001, with $159,649 capitalized to property, plant and equipment in 2000.

   NOTE 8   PENSION PLAN
            The Company maintains a defined benefit plan for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on years of service and the average compensation for the highest five years during the final 10 years of employment. The benefit formula generally provides for a life annuity benefit.
            Due to the sale of the citrus operations, the Company recognized a curtailment and settlement gain during 1999. Consequently, income from discontinued citrus operations includes a gain of $636,724, resulting from the settlement and curtailment.
            The Company's net periodic pension cost included the following components:
                                                                  December 31,
                                                        ----------------------------------
                                                          2001          2000        1999
                                                        --------      -------     --------
Service Cost                                            $ 157,384     $169,060    $257,773
Interest Cost on Projected Benefit Obligation             286,748      284,442     329,624
Actual Return on Plan Assets                             (719,855)    (409,113)   (197,462)
Net Amortization                                          295,619      (18,031)   (268,759)
Accelerated Recognition of Unrecognized
 net gain under SFAS No. 88                                    --           --    (117,020)
                                                         --------      -------     -------
Net Periodic Pension Cost                                $ 19,896     $ 26,358    $  4,156
                                                         ========      =======     =======

            The change in benefit obligation is as follows:
                                                                     December 31,
                                                                ------------------------
                                                                  2001           2000
                                                                ------------------------
Benefit Obligation at Beginning of Year                         $4,197,614    $3,792,902
Service Cost                                                       157,384       169,060
Interest Cost                                                      286,748       284,442
Actuarial Loss                                                       3,228       369,057
Benefits Paid                                                    ( 335,076)    ( 231,068)
Curtailment and Settlement                                              --     ( 186,779)
                                                                  --------     ---------
  Benefit Obligation at End of Year                             $4,309,898    $4,197,614
                                                                 =========     =========
The change in plan assets is as follows:
 Fair Value of Plan Assets at Beginning of Year                 $4,738,602    $4,754,047
 Actual Return on Plan Assets                                      719,855       409,113
 Curtailment and Settlement                                             --    (  193,490)
 Plan Expenses Paid                                             (   82,711)   (   83,986)
 Benefits Paid                                                   ( 252,365)   (  147,082)
                                                                  --------     ---------
  Fair Value of Plan Assets at End of Year                      $5,123,381    $4,738,602
                                                                 =========     =========
The accrued pension liability consists of the following:
 Plan Assets In Excess of Projected Benefit Obligation           $ 813,483    $  540,988
 Unrecognized Prior Service Cost                                     3,261         3,585
 Unrecognized Net Gain                                           ( 459,951)   (  160,397)
 Unrecognized Transition Asset                                   (  75,391)   (   82,878)
                                                                  --------      --------
  Prepaid Pension Liability                                      $ 281,402     $ 301,298
                                                                  ========      ========

            The actuarial assumptions made to determine the projected benefit obligation and the fair value of plan assets are as follows:
                                                    December 31,
                                                    ------------
                                                    2001    2000
                                                    ----    ----
            Weighted Average Discount Rate          7.0%    7.0%
            Weighted Average Asset Rate of Return   9.0%    9.0%
            Compensation Scale                      5.0%    5.0%
   NOTE 9   POST-RETIREMENT BENEFIT PLANS OTHER THAN PENSIONS
            The Company sponsors two defined benefit post-retirement plans of certain health care and life insurance benefits for eligible retired employees. All full-time employees become eligible to receive these benefits if they retire after reaching age 55 with 20 or more years of service.
            The post-retirement health care plan is contributory, with retiree contributions adjusted annually; the life insurance
   NOTE 9   POST-RETIREMENT BENEFIT PLANS OTHER THAN PENSIONS
            (CONTINUED)
            plan is non-contributory up to $5,000 of coverage. The accounting for the health care plan reflects caps on the amount of annual benefit to be paid to retirees as stipulated by the plan. The Company pays for the plan as costs are incurred.
            The Company recognizes post-retirement expenses in accordance with adopted SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions," which requires that expected costs of post-retirement benefits be charged to expense during the years the employees render service. The Company elected to amortize the unfunded obligation measured at adoption of SFAS No. 106 over a period of 20 years. The effect of this amortization expense recognized in 2001, 2000, and 1999 was $64,590, $67,781, and $70,160, respectively. The accrued post-retirement benefit cost reflected in the consolidated balance sheet at December 31, 2001 and 2000 was $130,107 and $147,097, respectively.
   NOTE 10  STOCK OPTION PLAN
            The Company maintains a stock option plan ("the Plan") pursuant to which 500,000 shares of the Company's common stock may be issued. The Plan in place was approved at the April 25, 2001 Shareholders' meeting and replaces the previous stock option plan which expired in 2000.
            Provisions under both plans are materially the same. Under the Plan, the option exercise price equals the stock market price on the date of grant. The options vest over five years and all expire after ten years. The Plan provides for the grant of (1) incentive stock options which satisfy the requirements of Internal Revenue Code (IRC) Section 422, and (2) nonqualified options which are not entitled to favorable tax treatment under IRC Section 422. No optionee may exercise incentive stock options in any calendar year for shares of common stock having a total market value of more than $100,000 on the date of grant (subject to certain carryover provisions). In connection with the grant of nonqualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock equal to a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise.
            The Company accounts for the Plan under Accounting
            Principles Board Opinion No. 25. Had compensation cost for the Plan been determined consistent with SFAS Statement No. 123,"Accounting for Stock Based Compensation," the
            Company's net income and earnings per share would not have been materially different than reported.
            On September 24, 1999, Baker, Fentress & Company distributed its 79% ownership in the Company, resulting in a change in control and thus vesting of all outstanding options (Note
            13).
            A summary of the status of the Company's stock options for the three years ended December 31, 2001 and changes during the years then ended is as follows:
                                          2001              2000              1999
                                    ----------------  ----------------  -----------------
                                             Wtd Avg           Wtd Avg            Wtd Avg
                                    Shares  Ex Price   Shares Ex Price   Shares  Ex Price
                                    ------- --------   ------ --------   ------- --------
Outstanding at beginning of year     220,000  $15.95    220,000  $15.95  196,800   $15.91
Granted                               46,000  $14.45         --           48,000   $14.75
Exercised                           (220,000) $15.95         --         ( 22,400)  $13.17
Expired                                   --                 --         (  2,400)  $14.04
                                      ------            -------          -------
Outstanding at end of year            46,000  $14.45    220,000  $15.95  220,000   $15.95
                                     =======           ========          =======
Exercisable at end of year                --            220,000  $15.95  220,000   $15.95
                                     =======           ========          =======
Weighted average fair value of
 options granted during the year       $3.59                 --            $4.63
                                     =======           ========          =======

            Of the 46,000 options outstanding at December 31, 2001, none of them were exercisable and they had a contractual life of 9 years.
            Of the 220,000 options exercised in 2001, 170,205 options were surrendered in payment of the cash exercise price of the remaining options. The option exercise and accrual of stock appreciation rights resulted in compensation expense of $660,834 and $595,862, respectively, included in general and administrative expenses. Additionally, the exercise resulted in $605,192 of income tax benefit, of which $132,297 was recorded as an addition to additional paid-in capital.
   NOTE 11  EARNINGS PER SHARE
            Basic earnings per common share were computed by dividing income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined based on the assumption of the conversion of stock options using the treasury stock method at average cost for the periods.
                                                        2001          2000          1999
                                                      ---------    ----------    ---------
Income (Loss) Available to Common Shareholders:
 Income (Loss) from Continuing Operations             $(635,896)   $8,859,811  $ 6,358,959
 Income from Discontinued Citrus Operations                  --            --    9,423,733
                                                      ---------    ----------    ---------
   Net Income (Loss)                                  $(635,896)   $8,859,811  $15,782,692
                                                      =========     =========   ==========
Weighted Average Shares Outstanding                   5,587,752     5,877,047    6,373,490
Common shares Applicable to Stock Options
 Using the Treasury Stock Method                             --            --        3,754
                                                      ---------     ---------    ---------
   Total Shares Applicable to Diluted Earnings
    Per Share                                         5,587,752     5,877,047    6,377,244
                                                      =========     =========    =========
Basic and Diluted Earnings Per Share
 Income (Loss) from Continuing Operations                $(0.11)        $1.51        $1.00
 Income from Discontinued Citrus Operations                  --         --            1.48
                                                      ---------     ---------     --------
   Net Income (Loss)                                     $(0.11)        $1.51        $2.48
                                                      =========     =========     ========

   NOTE 12  COMMITMENTS AND CONTINGENCIES
            The Company leases certain equipment, land and improvements under operating leases.
            Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2001, are summarized as follows:
            Year Ending December 31,                   Amounts
            -----------------------                    --------
            2002                                     $  313,156
            2003                                        321,746
            2004                                        154,101
            2005                                        119,414
            2006                                        105,345
            2007 and Thereafter                       6,350,000
                                                      ---------
                                                     $7,363,762
                                                      =========
            Rental expense under all operating leases amounted to $523,866, $561,737,and $357,469 for the years ended
            December 31, 2001, 2000, and 1999, respectively. Additionally, the Company, as lessor, leases certain land, buildings and improvements under operating leases.
            Minimum future rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2001, are summarized as follows:
            Year Ending December 31,                    Amounts
                                                       ----------
            2002                                      $ 1,826,796
            2003                                        1,838,796
            2004                                        1,702,685
            2005                                        1,731,765
            2006                                        1,773,551
            2007 and Thereafter                        29,381,972
                                                       ----------
                                                      $38,255,565
                                                       ==========
            Rental income under all operating leases amounted to $1,830,689, $247,531, and $164,692 for the years ended
            December 31, 2001, 2000, and 1999, respectively.
   NOTE 13  RELATED PARTIES
            Baker, Fentress & Company, a publicly owned, closed-end investment company, owned approximately 79% of the Company's outstanding common stock at December 31, 1998. On September 24, 1999, Baker, Fentress & Company distributed its ownership in the Company to its shareholders.
            The Company owns non-voting stock, in the aggregate amount of $905,896, in Citrus World. This non-voting stock is considered to have no value for financial statement purposes until redeemed. (See Note 2 "Discontinued Citrus Operations").
   NOTE 14  BUSINESS SEGMENT DATA
            The Company primarily operates in three business segments: real estate, income properties and golf. Real estate operations include commercial real estate, real estate development, residential, leasing properties for oil and mineral exploration, and forestry operations.
            Information about the Company's operations in different industries for each of the three years ended December 31 is as follows (amounts in thousands):

                                       2001               2000               1999
                                      --------------------------------------------
Revenues:
 Real Estate                          $ 3,352            $16,401           $14,243
 Income Properties                      1,831                248               165
 Golf                                   4,065              3,212             2,722
 General, Corporate and Other           2,102              3,365             3,969
                                       ------             ------            ------
                                      $11,350            $23,226           $21,099
                                       ======             ======            ======
Income:
 Real Estate                          $ 1,252            $12,396           $ 8,753
 Income Properties                      1,403                184               129
 Golf                                  (1,329)            (  764)           (  352)
 General, Corporate and Other          (2,493)                --             1,090
                                       ------             ------            ------
                                      $(1,167)           $11,816           $ 9,620
                                       ======             ======            ======
Identifiable Assets
 Real Estate                          $15,171            $20,606           $17,006
 Income Properties                     22,643              6,333               452
 Golf                                  10,769             10,285             6,977
 General, Corporate and Other          13,634             26,130            38,985
                                       ------             ------            ------
                                      $62,217            $63,354           $63,420
                                       ======             ======            ======
Depreciation and Amortization:
 Real Estate                          $    10            $    23           $    43
 Income Properties                        303                 20                 7
 Golf                                     403                217               189
 General, Corporate and Other              23                 19                18
                                       ------             ------            ------
                                      $   739            $   279           $   257
                                       ======             ======            ======
Capital Expenditures:
 Real Estate                          $   133            $   109           $   150
 Income Properties                     16,444              5,989                 1
 Golf                                     801              3,391             1,163
 General, Corporate and Other              74                 41                15
                                       ------             ------            ------
                                      $17,452            $ 9,530           $ 1,329
                                       ======             ======            ======

            Income represents income from continuing operations before income taxes. Identifiable assets by industry are those assets that are used in the Company's operations in each industry. General corporate assets and assets used in the Company's other operations consist primarily of cash, investment securities, notes receivable and property, plant and equipment.

                           QUARTERLY FINANCIAL DATA (Unaudited)

                                               THREE MONTHS ENDED
                            March 31,               June 30,            September 30,           December 31,
                      ---------------------  ----------------------  --------------------  ----------------------
                        2001       2000       2001        2000       2001       2000       2001       2000
                      ---------------------  ----------------------  --------------------  ----------------------
Income:
Real Estate Operations:
 Sales and Other
  Income              $2,234,391 $1,497,678  $2,708,032  $1,304,720  $1,724,155 $2,882,689 $2,581,977 $14,175,416
 Costs and Other
  Expenses            (1,772,531)(1,285,785) (2,112,317) (1,509,951) (2,009,651)(1,425,888)(2,028,215)( 3,823,454)
                       ---------  ---------   ---------   ---------   ---------  ---------  ---------  ----------
                         461,860    211,893     595,715  (  205,231) (  285,496) 1,456,801    553,762  10,351,962
                       ---------  ---------   ---------   ---------   ---------  ---------  ---------  ----------
Profit on Sales of
 Undeveloped Real
  Estate Interests         1,340     82,527      50,939       2,899       4,333     14,750 (        5)  1,278,742
                       ---------    -------   ---------   ---------   ---------  ---------  ---------  ----------
Interest and Other
 Income                  390,404    443,539     407,109     404,230     236,642    423,419  1,010,670     715,420
                       ---------    -------   ---------   ---------   ---------  ---------  ---------  ----------
                         853,604    737,959   1,053,763     201,898  (   44,521) 1,894,970  1,564,427  12,346,124
General and
 Administrative
  Expenses            (1,009,332)(1,008,798)  ( 893,280) (  914,638) (2,135,284) ( 876,533)(  556,434)(   564,823)
                       ---------  ---------    --------   ---------   ---------   --------  ---------  ----------
Income (Loss) Before
 Income Taxes         (  155,728)(  270,839)    160,483  (  712,740) (2,179,805) 1,018,437  1,007,993  11,781,301
Income Taxes              56,841    100,003   (  58,623)    263,689     803,011  1,124,811  ( 270,068)( 4,444,851)
                       ---------   --------    --------   ---------   ---------  ---------  ---------  ----------
Net Income (Loss)    $(   98,887)$( 170,836) $  101,860 $(  449,051)$(1,376,794)$2,143,248 $  737,925 $ 7,336,450
                       =========   ========    ========   =========   =========  =========  =========  ==========
Basic and Diluted
 Net Income (Loss)
  Per Share          $(     0.02)$(    0.03) $     0.02 $(     0.07)$(     0.25)$     0.37 $     0.14 $      1.24
                       =========   ========    ========   =========   =========  =========   ========  ==========
