Form 10-Q
period 2002-03-31
CONSOLIDATED TOMOKA LAND CO
filed 2002-05-09
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

           X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          ___     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002

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



    Class of Common Stock                            Outstanding
                                                     May 1, 2002

      $1.00 par value                                 5,615,579

                        CONSOLIDATED-TOMOKA LAND CO.


                                    INDEX



                                                              Page No.
                                                              --------


   PART I - FINANCIAL INFORMATION

          Consolidated Condensed Balance Sheets -
               March 31, 2002 and December 31, 2001                3

          Consolidated Condensed Statements of Income -
            Three Months Ended March 31, 2002 and 2001             4

          Consolidated Statement of Shareholders' Equity -
            Three Months Ended March 31, 2002                      4

          Consolidated Condensed Statements of Cash Flows -
            Three Months Ended March 31, 2002 and 2001             5

          Notes to Consolidated Condensed Financial Statements     6-8

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    9-12

   PART II -- OTHER INFORMATION                                    13

   SIGNATURES                                                      14

                         PART I -- FINANCIAL INFORMATION

                           CONSOLIDATED-TOMOKA LAND CO.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                     (Unaudited)
                                                       March 31,     December 31,
                                                         2002          2001
                                                      --------------------------
ASSETS
Cash                                                 $ 2,485,540     $ 2,797,868
Investment Securities                                  5,731,352       5,487,052
Notes Receivable                                       8,854,652       9,245,576
Real Estate Held for Development and Sale              9,121,071       9,189,609
Refundable Income Taxes                                1,395,412       1,411,557
Other Assets                                           2,689,829       2,314,140
                                                      ----------      ----------
                                                     $30,277,856     $30,445,802
                                                      ==========      ==========
Property, Plant and Equipment:
 Land, Timber and Subsurface Interests               $ 1,921,831       1,877,240
 Golf Buildings, Improvements and Equipment           11,232,147      11,209,610
 Income Properties Land, Buildings and Improvements   19,808,770      19,808,770
 Other Furnishings and Equipment                         793,443         790,520
                                                      ----------      ----------
  Total Property, Plant and Equipment                 33,756,191      33,686,140
Less Accumulated Depreciation and Amortization       ( 2,113,863)    ( 1,915,241)
                                                      ----------      ----------
 Net - Property, Plant and Equipment                  31,642,328      31,770,899
                                                      ----------      ----------
 TOTAL ASSETS                                        $61,920,184     $62,216,701
                                                      ==========      ==========
LIABILITIES
Accounts Payable                                     $   131,791     $   181,712
Accrued Liabilities                                    4,697,957       4,321,739
Deferred Income Taxes                                  2,787,804       2,872,779
Notes Payable                                          9,319,867       9,457,698
                                                      ----------      ----------
     TOTAL LIABILITIES                                16,937,419      16,833,928
                                                      ----------      ----------
SHAREHOLDERS' EQUITY
Common Stock                                           5,615,579       5,615,579
Additional Paid in Capital                               758,470         758,470
Retained Earnings                                     38,608,716      39,008,724
                                                      ----------      ----------
     TOTAL SHAREHOLDERS' EQUITY                       44,982,765      45,382,773
                                                      ----------      ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $61,920,184     $62,216,701
                                                      ==========      ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                               CONSOLIDATED-TOMOKA LAND CO.
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                             (Unaudited)
                                                          Three Months Ended
                                                      ---------------------------
                                                       March 31,        March 31,
                                                         2002             2001
                                                      ---------------------------
INCOME:

  Real Estate Operations:
    Sales and Other Income                           $2,482,028        $2,234,391
    Costs and Expenses                               (1,900,305)       (1,772,531)
                                                      ---------         ---------
                                                        581,723           461,860
                                                      ---------         ---------
  Interest and Other Income                             228,973           391,744
                                                      ---------         ---------
                                                        810,696           853,604

General and Administrative Expenses                  (  998,754)       (1,009,332)
                                                      ---------         ---------

Loss Before Income Taxes                             (  188,058)       (  155,728)
Income Taxes                                             68,829            56,841
                                                      ---------         ---------
Net Loss                                             (  119,229)       (   98,887)
                                                      =========         =========
PER SHARE INFORMATION:
 Basic and Diluted
   Net Loss                                          $    (0.02)       $    (0.02)
                                                      =========         =========
   Dividends                                         $     0.05        $     0.05
                                                      =========         =========

See accompanying Notes to Consolidated Condensed Financial Statements.

              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                  Additional
                                      Common      Paid-In      Retained
                                      Stock       Capital      Earnings      Total
                                      ----------  ----------   -----------   -----------
Balance, December 31, 2001            $5,615,579   $ 758,470   $39,008,724   $45,382,773
Net Loss                                      --          --   (   119,229)  (   119,229)
Cash Dividends ($.05 per share)               --          --   (   280,779)  (   280,779)
                                       ---------  ----------    ----------    ----------
Balance, March 31, 2002               $5,615,579  $  758,470   $38,608,716   $44,982,765
                                       =========  ==========    ==========    ==========

                               CONSOLIDATED-TOMOKA LAND CO.
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                      (Unaudited)
                                                                  Three Months Ended
                                                              --------------------------
                                                               March 31,       March 31,
                                                                 2002            2001
                                                              ----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Loss                                                  $(  119,229)   $(    98,887)

   Adjustments to Reconcile Net Loss to Net Cash
    Provided By Operating Activities:
     Depreciation and Amortization                               198,622         170,680

   Decrease (Increase) in Assets:
    Notes Receivable                                             390,924       1,791,947
    Real Estate Held for Development                              68,538          52,284
    Refundable Income Taxes                                       16,145         118,679
    Other Assets                                              (  375,689)    (   440,143)

  (Decrease) Increase in Liabilities:
    Accounts Payable                                          (   49,921)    (   108,442)
    Accrued Liabilities                                          376,218          80,496
    Deferred Income Taxes                                     (   84,975)    (   175,521)
                                                               ---------      ----------
    Net Cash Provided By Operating Activities                    420,633       1,391,093
                                                               ---------      ----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant, and Equipment                (   70,051)    ( 9,412,382)
 Net Decrease (Increase) in Investment Securities             (  244,300)      3,073,462
                                                               ---------      ----------
  Net Cash Used In Investing Activities                       (  314,351)    ( 6,338,920)
                                                               ---------      ----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable                                          --         688,000
 Payments on Notes Payable                                    (  137,831)    (   789,323)
 Funds Used to Repurchase Common Stock                                --     (   226,521)
 Dividends Paid                                               (  280,779)    (   278,289)
                                                               ---------      ----------
  Net Cash Used in Financing Activities                       (  418,610)    (   606,133)
                                                               ---------      ----------
Net Decrease In Cash                                          (  312,328)    ( 5,553,960)
Cash, Beginning of Period                                      2,797,868      12,909,722
                                                               ---------      ----------
Cash, End of Period                                           $2,485,540     $ 7,355,762
                                                               =========      ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   1. Principles of Interim Statements. The following unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The consolidated condensed financial statements reflect all adjustments which are, in the opinion of the management, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated condensed format is designed to be read in conjunction with the last annual report. For further information refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

          The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

          Certain reclassifications were made to the 2001 accompanying consolidated financial statements to conform to the 2002 presentation.

          The Company has reviewed the recoverability of long-lived assets, including real estate held for development and sale, property, plant and equipment and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may or may not be recoverable. There has been no material impairment of long-lived assets reflected in the consolidated financial statements.

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

   2.     Common Stock and Earnings Per Common Share (Continued)

                                                                   Three Months Ended
                                                                March 31,       March 31,
                                                                  2002          2001
                                                               ----------     ----------
Net Loss                                                      $(  119,229)   $(   98,887)
                                                                =========      =========
Weighted Average Shares Outstanding                             5,615,579      5,566,148

Common Shares Applicable to Stock
 Options Using the Treasury Stock Method                           13,494          3,408
                                                                ---------      ---------
Total Shares Applicable to Diluted Earnings Per Share           5,629,073      5,569,556
                                                                =========      =========
Basic and Diluted Loss Per Share:
   Net Loss                                                    $    (0.02)    $    (0.02)
                                                                =========      =========

   3. Notes Payable.  Notes payable consist of the following:

                                              March 31, 2002
                                      ------------------------------
                                                          Due Within
                                      Total               One Year
                                      ------------------------------
    $ 7,000,000 Line of Credit       $        --          $       --
     Mortgage Notes Payable            9,107,942           7,907,942
     Industrial Revenue Bond             211,925             107,340
                                      ----------           ---------
                                     $ 9,319,867          $8,015,282
                                      ==========           =========

   Payments applicable to reduction of principal amounts will be required as follows:


        Year Ending March 31,
        ---------------------

        2003                       $8,015,282
        2004                          104,585
        2005                               --
        2006                        1,200,000
        2007 & Thereafter                  --
                                    ---------
                                   $9,319,867
                                    =========

   In the first three months of 2002 and 2001 interest totaled
   $204,936 and $213,060 respectively. No interest was capitalized during either period.

   4. Business Segment Data. The Company primarily operates in three business segments: real estate, income properties and golf. Real estate operations include commercial real estate, real estate development, residential, leasing properties for oil and mineral exploration, and forestry operations.

          Information about the Company's operations in different industries for the quarters ended March 31 is as follows:

                                                2002          2001
Revenues:
 Real Estate                                $  726,832     $  677,235
 Income Properties                             464,984        369,157
 Golf                                        1,290,212      1,187,999
 General, Corporate and Other                  228,973        391,744
                                             ---------      ---------
                                            $2,711,001     $2,626,135
                                             ---------      ---------
Income (Loss):
 Real Estate                                $  251,872     $  274,334
 Income Properties                             362,233        271,648
 Golf                                        (  32,382)     (  84,122)
 General, Corporate and Other                ( 769,781)     ( 617,588)
                                              --------       --------
                                            $( 188,058)    $( 155,728)
                                              ========       ========

Income (loss) represents income (loss) before income taxes.

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

   The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2002, and thereafter include many factors that are beyond the Company's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand for the Company's real estate parcels, golf activities, income properties, timber and other products; the impact of competitive real estate; changes in pricing by the Company or its competitors; the costs and other effects of complying with environmental and other regulatory requirements; losses due to natural disasters; and changes in national, regional or local economic and political conditions, such as inflation, deflation, or fluctuation in interest rates.

   While the Company periodically reassesses material trends and uncertainties affecting its results of operations and financial condition, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

   RESULTS OF OPERATIONS

   REAL ESTATE OPERATIONS

        REAL ESTATE SALES
        The sale of 20 acres of land in the first quarter of 2002 generated revenues of $548,000 and profits totaling $236,000. This profit represents a 17% decline from profits of $283,000 produced on revenues of $600,000 for the first three-month period of 2001. The higher profits in 2001's first period were the result of the sale of 11 acres of property at higher gross margins.

        GOLF OPERATIONS
        Bottom line results from golf operations improved 62% during the first quarter of 2002 when compared to the prior year's same period. A loss of $32,000 was posted during the period compared to a loss of $84,000 in 2001's first quarter. The improved results were achieved on a 9% gain in revenues. The revenue gain was primarily the result of a 39% increase in food and beverage activity at the clubhouse, with golf course revenues up 1% from the prior year. Overall expenses from golf operations increased 4%. The rise in expenses was predominantly due to higher variable costs associated with the increased food and beverage activity.

        INCOME PROPERTIES
        Profits of $362,000 realized from income properties during the first quarter of 2002 represent a 33% improvement over 2001 first-period profits of $272,000. Revenues increased 26% due to the addition of four properties during 2001, while expenses increased 5% on the depreciation associated with these acquisitions. The year-end 2001 sale of a portion of the auto dealership site obtained in 2000 somewhat offset these higher income properties' revenues and expenses in the first quarter of 2002.

   GENERAL CORPORATE AND OTHER

   Interest and other income of $229,000 was earned in 2002's first period, and represents a 42% decrease from the interest and other income of $392,000 posted in 2001's first three months. This decline can be attributed to lower investment income earned on reduced investable funds.

   General and administrative expenses declined 1% to $999,000 in the first quarter as a result of lower costs associated with payroll and benefits. This amount compares to general and administrative expenses of $1,009,000 posted in the prior year's same period.

   FINANCIAL POSITION

   For the first quarter of 2002, the Company posted a loss of $119,229, equivalent to $.02 per share. These results are substantially in line with the net loss of $98,887, also equivalent to $.02 per share, posted in 2001's first three months. When compared to the prior year's three-month results, slightly lower earnings recorded from real estate sales, coupled with lower interest and other income, were offset by increased profits from income properties and improved results from golf operations.

   The Company also uses Earnings Before Depreciation and Deferred Taxes ("EBDDT") as a performance measure. The Company's strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes. This measure tracks results in this area.

   Following is the calculation of EBDDT:

                                                                Quarter Ended
                                                            -----------------------
                                                            March 31,     March 31,
                                                              2002          2001
                                                            -----------------------
Net Loss                                                    $(119,229)    $( 98,887)
Add Back:
 Depreciation                                                 198,622       170,680
 Deferred Taxes                                              ( 84,975)     (175,521)
                                                              -------       -------
Earnings Before Depreciation and Deferred Taxes             $(  5,582)    $(103,728)
                                                              =======       =======
EBDDT Per Share                                                $(0.00)       $(0.02)
                                                                 ====          ====


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

   EBDDT is calculated by adding depreciation, amortization and deferred income taxes to net income (loss) as they represent non-cash charges.

   Cash and investment securities at March 31, 2002 totaled $8,217,000, representing only a modest decrease from the $8,285,000 on hand at December 31, 2001. During the three-month period, operating activities provided cash of $421,000, with the acquisition of property, plant and equipment using funds totaling $70,000, reductions in notes payable using $138,000, and dividends paid totaling $281,000, equivalent to $.05 per share. For the remainder of the year, capital requirements are projected to approximate $2,300,000. These funds will primarily be expended on roads, entrance features, and site development on lands adjacent to Interstate 95 in Daytona Beach, Florida. Additionally, the Company intends to acquire triple-net lease income properties through the like-kind exchange process as funds become available through qualified sales. Cash and investment securities on hand, operations, and existing financing sources will provide the funds needed for these expenditures.

   The Company has a commitment for $8,000,000 in long-term financing. The new debt, which is anticipated to close in July 2002, will be for a ten-year term at a rate of 7.35% and secured by 3,000 acres of the Company's most westerly lands. The funds will be used to pay off the $7,860,000, 8.8% term note, which is due July 2002. In addition, the Company has agreed to place its unsecured $7,000,000 revolving line of credit with the same financing source. The interest rate on the line of credit will continue to be 150 basis points above the 30-day LIBOR. Currently, the income properties owned by the Company are unencumbered. The Company believes it has the ability to borrow against these properties on a non-recourse basis.

   Spurred by continued development activities on Company owned and surrounding lands, contract activity during the quarter was strong with a number of new contracts signed for closing in 2002 and future years. Management continues to work diligently to satisfy contract contingencies and convert the contract backlog into closings. As qualified closings occur, management intends to continue to add to its inventory of geographically dispersed Florida income properties through the deferred tax like-kind exchange process.

                        PART II -- OTHER INFORMATION


   Item 1.    Legal Proceedings

              There are no material pending legal proceedings to which the Company or its subsidiaries is a party.

   Item 2 through 3.

              Not Applicable

   Item 4.    Submission of matters to a vote of security holders.

              The annual meeting of Shareholders was held April 24, 2002. The following votes were received for each of the three nominees for Class II directors:

                                    Number of        Number of Votes
              Nominee               votes for        Withheld
              -----------------     ---------        ---------------
              Robert F. Lloyd       4,790,518        57,324
              William H. McMunn     4,775,149        72,693
              Bruce W. Teeters      4,779,530        68,312

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





                                            CONSOLIDATED-TOMOKA LAND CO.
                                                    (Registrant)



   Date:   May 9, 2002                      By:/s/ William H. McMunn
                                            ----------------------------
                                            William H. McMunn, President
                                            and Chief Executive Officer




   Date:   May 9, 2002                      By:/s/ Bruce W. Teeters
                                            ----------------------------
                                            Bruce W. Teeters, Senior
                                            Vice President - Finance
                                            and Treasurer