Form 10-Q
period 2002-06-30
CONSOLIDATED TOMOKA LAND CO
filed 2002-08-13
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       ___     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2002

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


 Class of Common Stock                            Outstanding
                                                August 12, 2002

   $1.00 par value                                 5,615,579

                     CONSOLIDATED-TOMOKA LAND CO.

                              INDEX



                                                           Page No.
                                                           --------


PART I - FINANCIAL INFORMATION

       Consolidated Condensed Balance Sheets -
         June 30, 2002 and December 31, 2001                    3

       Consolidated Condensed Statements of Income -
         Three Months Ended and Six Months Ended
          June 30, 2002 and 2001                                4

       Consolidated Statement of Shareholders' Equity -
         Six Months Ended June 30, 2002                         5

       Consolidated Condensed Statements of Cash Flows -
         Six Months Ended June 30, 2002 and 2001                6

       Notes to Consolidated Condensed Financial Statements     7-10

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    11-15

PART II -- OTHER INFORMATION                                    16

SIGNATURES                                                      17

                      PART I -- FINANCIAL INFORMATION

                        CONSOLIDATED-TOMOKA LAND CO.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                                         (Unaudited)
                                                           June 30,     December 31,
                                                             2002           2001
                                                          ----------    ------------
ASSETS
 Cash                                                    $ 4,556,633     $ 2,797,868
 Investment Securities                                     5,432,084       5,487,052
 Notes Receivable                                          8,818,725       9,245,576
 Real Estate Held for Development and Sale                 8,857,712       9,189,609
 Refundable Income Taxes                                   2,375,219       1,411,557
 Other Assets                                              2,821,619       2,314,140
                                                          ----------      ----------
                                                         $32,861,992     $30,445,802
                                                          ----------      ----------
Property, Plant, and Equipment:
 Land, Timber and Subsurface Interests                     1,917,136       1,877,240
 Golf Buildings, Improvements & Equipment                 11,245,765      11,209,610
 Income Properties Land, Buildings & Improvements         19,808,770      19,808,770
 Other Furnishings and Equipment                             790,348         790,520
                                                          ----------      ----------
  Total Property, Plant & Equipment                       33,762,019      33,686,140
   Less Accumulated Depreciation and Amortization        ( 2,312,865)    ( 1,915,241)
                                                          ----------      ----------
  Net - Property, Plant & Equipment                       31,449,154      31,770,899
                                                          ----------      ----------
     TOTAL ASSETS                                        $64,311,146     $62,216,701
                                                          ==========      ==========

LIABILITIES
 Accounts Payable                                        $   160,064     $   181,712
 Accrued Liabilities                                       2,873,035       4,321,739
 Deferred Income Taxes                                     5,065,078       2,872,779
 Notes Payable                                             9,273,323       9,457,698
                                                          ----------      ----------
     TOTAL LIABILITIES                                    17,371,500      16,833,928
                                                          ----------      ----------
SHAREHOLDERS' EQUITY
 Common Stock                                              5,615,579       5,615,579
 Additional Paid In Capital                                  758,470         758,470
 Retained Earnings                                        40,913,310      39,008,724
 Accumulated Other Comprehensive Loss                    (   347,713)              -
                                                          ----------      ----------
     TOTAL SHAREHOLDERS' EQUITY                           46,939,646      45,382,773
                                                          ----------      ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $64,311,146     $62,216,701
                                                          ==========      ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                    CONSOLIDATED-TOMOKA LAND CO.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                             (Unaudited)                 (Unaudited)
                                         Three Months Ended           Six Months Ended
                                        -----------------------   ------------------------
                                        June 30,      June 30,     June 30,       June 30,
                                          2002          2001        2002           2001
                                        ----------   ----------   ----------    ----------
Income
 Real Estate Operations:
  Sales and Other Income                $6,887,264   $2,708,032    $9,369,292   $4,942,423
  Costs and Expenses                    (2,380,995)  (2,112,317)   (4,281,300)  (3,884,848)
                                         ---------    ---------     ---------    ---------
                                         4,506,269      595,715     5,087,992    1,057,575
                                         ---------    ---------     ---------    ---------
 Profit on Sales of Undeveloped
  Real Estate Interests                    149,866       50,939       149,866       52,279
                                         ---------    ---------     ---------    ---------
 Interest and Other Income                 236,995      407,109       465,968      797,513
                                         ---------    ---------     ---------    ---------
                                         4,893,130    1,053,763     5,703,826    1,907,367

General and Administrative Expenses     (  791,927)  (  893,280)   (1,790,681)  (1,902,612)
                                         ---------    ---------     ---------    ---------

Income Before Income Taxes               4,101,203      160,483     3,913,145        4,755
 Income Taxes                           (1,515,830)  (   58,623)   (1,447,001)  (    1,782)
                                         ---------    ---------     ---------    ---------
  Net Income                             2,585,373      101,860     2,466,144        2,973
                                         =========    =========     =========    =========
PER SHARE INFORMATION:
 Basic and Diluted
  Net Income                            $    0.46    $    0.02     $    0.44    $     0.00
                                         =========    =========     =========    =========
  Dividends                             $    0.05    $    0.05     $    0.10    $     0.10
                                         =========    =========     =========    =========

See accompanying Notes to Consolidated Condensed Financial Statements.

                    CONSOLIDATED-TOMOKA LAND CO.
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                   Accumulated
                              Additional              Other        Total
                    Common     Paid-In  Retained  Comprehensive Shareholders' Comprehensive
                    Stock      Capital  Earnings      Loss         Equity        Income
                    ---------  -------- ----------- ----------- ------------  -----------

Balance,
 December 31, 2001  $5,615,579 $758,470 $39,008,724 $        -- $45,382,773    $       --

Net Income                  --       --   2,466,144          --   2,466,144     2,466,144

Other Comprehensive
 Loss:
  Cash Flow Hedging
  Derivatives,
  Net of Tax                 -        -           - (   347,713) (  347,713)   (  347,713)

                                                                                ---------
Comprehensive Income        --       --          --          --          --    $2,118,431
                                                                                =========
Cash Dividends
 ($.05 per share)           --       -- (   561,558)         --  (  561,558)
                     ---------  -------  ----------  ----------  ----------
Balance,
 June 30, 2002      $5,615,579 $758,470 $40,913,310 $(  347,713)$46,939,646
                     =========  =======  ==========  ==========  ==========

                  CONSOLIDATED-TOMOKA LAND CO.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                             (Unaudited)
                                                          Six Months Ended
                                                     ----------------------------
                                                       June 30,          June 30,
                                                        2002              2001
                                                     -----------       ----------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income                                          $ 2,466,144     $      2,973

Adjustments to Reconcile Net Income to Net Cash
 Provided By (Used In) Operating Activities:
  Depreciation and Amortization                          398,057          351,814
  Loss on Sale of Property, Plant and Equipment           12,596               --

Decrease (Increase) in Assets:
 Notes Receivable                                        426,851        3,178,962
 Real Estate Held for Development                        331,897          151,920
 Refundable Income Taxes                              (  963,662)     (    72,500)
 Other Assets                                         (  507,479)     (   267,620)

(Decrease) Increase in Liabilities:
 Accounts Payable                                     (   21,648)     (   138,147)
 Accrued Liabilities                                  (2,014,781)         471,836
 Deferred Income Taxes                                 2,410,663           74,281
                                                       ---------        ---------
  Net Cash Provided By Operating Activities            2,538,638        3,753,519
                                                       ---------        ---------
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant, and Equipment        (   88,908)     (13,771,602)
 Net Decrease in Investment Securities                    54,968          440,169
                                                       ---------       ----------
  Net Cash Used In Investing Activities                   33,940      (13,331,433)
                                                       ---------       ----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable                           1,295,000          688,000
 Payments on Notes Payable                            (1,479,375)     (   910,323)
 Funds Used to Repurchase Common Stock                         -      (   226,521)
 Dividends Paid                                       (  561,558)     (   556,578)
                                                       ---------       ----------
  Net Cash Used in Financing Activities               (  745,933)     ( 1,005,422)
                                                       ---------       ----------

Net Increase (Decrease) In Cash                        1,758,765      (10,583,336)
Cash, Beginning of Year                                2,797,868       12,909,722
                                                       ---------       ----------
Cash, End of Period                                  $ 4,556,633     $  2,326,386
                                                       =========       ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Principles of Interim Statements. The following unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures, which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations. The consolidated condensed financial statements reflect all adjustments which are, in the opinion of the management, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated condensed format is designed to be read in conjunction with the last annual report. For further information refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

                                            Three Months Ended         Six Months Ended
                                           ---------------------    ---------------------
                                           June 30,     June 30,    June 30,    June 30,
                                             2002        2001         2002        2001
                                           ---------   ---------    ---------   ---------
Income Available to Common Shareholders:
 Net Income                               $2,585,373  $  101,860   $2,466,144  $    2,973
                                           =========   =========    =========   =========
Weighted Average Shares Outstanding        5,615,579   5,565,784    5,615,579   5,565,965

Common Shares Applicable to Stock
 Options Using the Treasury Stock Method      15,624       5,349       14,579       3,995
                                           ---------   ---------    ---------   ---------
Total Shares Applicable to Diluted
 Earnings Per Share                        5,631,203   5,571,133    5,630,158   5,569,960
                                           =========   =========    =========   =========
Basic and Diluted Earnings Per Share:
 Net Income (Loss)                        $     0.46  $     0.02   $     0.44  $       --
                                           =========   =========    =========   =========

3. Notes Payable.  Notes payable consist of the following:

                                    June 30, 2002
                                ---------------------
                                Total      Due Within
                                           One Year
                                ---------------------

    $7,000,000 Line of Credit  $       --  $       --
    Mortgage Notes Payable      9,089,885   7,889,885
    Industrial Revenue Bond       183,438     109,502
                                ---------   ---------
                               $9,273,323  $7,999,387
                                =========   =========

   Payments applicable to reduction of principal amounts will be required as follows:

     Year Ending June 30,
     --------------------
     2003                      $7,999,387
     2004                          73,936
     2005                              --
     2006                       1,200,000
     2007 & Thereafter                 --
                                ---------
                               $9,273,323
                                =========

   In the first six months of 2002 and 2001 interest totaled $408,639 and $423,830 respectively. No interest was capitalized during either period.

   On July 1, 2002 the Company entered into an $8,000,000 long-term financing arrangement. The new debt is for a ten-year term at a rate of 7.35% and secured by 3,000 acres of the Company's most western lands. The funds were used to pay off the $7,860,000, 8.8% term note, which became due July 1, 2002. In addition, the Company has placed its unsecured $7,000,000 revolving line of credit with the same financing source. There is no outstanding balance on the line of credit at this time.

4. Business Segment Data. The Company primarily operates in three business segments: real estate, income properties and golf. Real estate operations include commercial real estate, real estate development, residential, leasing properties for oil and mineral exploration, and forestry operations.

   Information about the Company's operations in different segments is as follows:

                                  Three Months Ended            Six Months Ended
                                -----------------------     ------------------------
                                June 30,       June 30,     June 30,        June 30,
                                  2002           2001         2002            2001
                                -----------------------     ------------------------
Revenues:
 Real Estate                   $ 5,280,343  $ 1,217,044     $ 6,007,175  $ 1,894,279
 Income Properties                 464,434      406,744         929,418      775,901
 Golf                            1,142,487    1,084,244       2,432,699    2,272,243
 General, Corporate and Other      386,861      458,048         615,834      849,792
                                 ---------    ---------       ---------    ---------
                               $ 7,274,125    3,166,080     $ 9,985,126  $ 5,792,215
                                 =========    =========       =========    =========

Income Before Income Taxes:
 Real Estate                   $ 4,390,145  $   680,444     $ 4,642,017  $   954,778
 Income Properties                 367,077      309,283         729,310      580,931
 Golf                           (  250,953)  (  394,012)     (  283,335)  (  478,134)
 General, Corporate and Other   (  405,066)  (  435,232)     (1,174,847)  (1,052,820)
                                 ---------    ---------       ---------    ---------
                               $ 4,101,203  $   160,483     $ 3,913,145  $     4,755
                                 =========    =========       =========    =========

5. Derivative Instruments and Hedging Activities. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards
   (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, but had no derivative instruments or hedging activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires that all derivative instruments be recognized as assets or liabilities on the balance sheet at fair value. Additionally, changes in fair value of the derivative shall be reported as adjustments to accumulated other comprehensive income, provided the derivative is designated as a qualifying cash flow hedge.

   On April 8, 2002, the Company entered into an interest rate swap agreement to mitigate the interest rate risk on the variable rate debt of the Company. The Company expects the cash flows related to the swap to be highly effective in offsetting the changes in the cash flows of the variable rate debt, and under the guidance of SFAS 133, has assumed no ineffectiveness.

   The change in the fair value of the interest rate swap has resulted in the recording of a liability in the amount of $566,077 at June 30, 2002. The change in fair value, net of applicable taxes, in the amount of $347,713, has been recorded as accumulated other comprehensive loss, a component of stockholders' equity. This activity represents a non-cash transaction.

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

RESULTS OF OPERATIONS

Real Estate Operations
----------------------
     Real Estate Sales
     -----------------
     Profits from real estate sales of $4,390,000 for the second quarter of 2002 represented a dramatic increase over the profit of $680,000 earned in 2001's second period. The sale of 119 acres of land in 2002's second period compared to the sale of 20 acres in the prior year accounted for this major increase. Gross profits of $4,760,000 were generated on the 2002 sales with gross profits of $871,000 produced on the 2001 second quarter sales.

     For the six months ended June 30, 2002, gross profits of $5,285,000 were generated on the sale of 139 acres of property. During the six month period of 2001, the sale of 31 acres produced gross profits of $1,428,000. The sales increase in 2002

     ----------------------------
     increased the net profits from real estate sales more than three-fold to $4,642,000 from $955,000 one year earlier.

     Golf Operations
     ---------------
     During the second quarter of 2002, losses from golf operations were reduced 36% to $251,000 when compared to the prior year's same period loss amounting to $394,000. The improved results were achieved on a 5% increase in revenues coupled with a 6% decrease in costs and expenses. The rise in revenue was accomplished on a 32% increase in food and beverage revenues at the clubhouse facility, offset by a 4% decline in revenues derived from golf course activities. Golf course revenues were down due to a 20% decrease in rounds played offset by a 19% rise in average rate per round. The decline in golf operating expenses was realized on cost savings attained in golf course maintenance.

     Losses from golf operations totaling $283,000 for the first six months of 2002 decreased 41% when compared to 2001 first six months losses of $478,000. This improvement in profitability can primarily be attributed to a 7% rise in revenues. The gain in revenues was attained on a 35% increase in activity at the food and beverage operations. Revenues from golf course activities decreased 1% during the period on a 14% decline in rounds played offset by an 11% rise in average rate paid per round. Golf operations costs and expenses decreased 1% during the period. A 7% reduction in expenses associated with the golf course, primarily course maintenance, was substantially offset by higher costs from the food and beverage operations on the higher volume.

     Income Properties
     -----------------
     Revenues from income properties rose 14% during the second quarter of 2002 due to the acquisition of a triple-net lease property in June 2001 and an additional property in November 2001. These gains were somewhat offset by the year-end 2001 disposition of a portion of the auto dealership site which was acquired in 2000. Income properties costs and expenses were in line with prior year's expenses, thus income properties net income gained 19% during the period to $367,000, from $309,000 in 2001's second quarter.

     For the first half of 2002 profits from income properties rose 26% to $729,000. Profits of $581,000 were posted in 2001's same period. This gain was generated on a 20% increase in revenues from the income properties acquired in the previous year, offset by the disposition of a portion of the auto dealership site. Expenses from income properties increased 3% for the period, primarily due to additional depreciation associated with the acquisitions.

General Corporate and Other
---------------------------
Interest and other income of $237,000 and $466,000 for the second quarter and first six months of 2002, respectively, represented a 42%

General Corporate and Other
---------------------------
reduction for both periods. This decline, from the $407,000 and $798,000 earned in 2001's equivalent periods, was the result of lower investment income earned on reduced funds available for investment.

Lower compensation expenses were the primary cause of an 11% decrease in general and administrative expenses for the three month period, and for the 6% reduction in costs for the first half of 2002 when compared to prior year.

Net Income and Earnings Before Depreciation and Deferred  Taxes
---------------------------------------------------------------
Net income totaling $2,466,144, equivalent to $.46 per share, for the first six months of 2002 represented a substantial improvement over the breakeven results posted in 2001's same period. These favorable results were attributable to the increase in commercial land sales volume, improved performance from golf operations and higher income earned from income properties.

The Company also uses Earnings Before Depreciation and Deferred Taxes ("EBDDT") as a performance measure. The Company's strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes. This measure tracks results in this area.

Following is the calculation of EBDDT for the periods covered by this report:
                                                        Quarter Ended
                                                    ----------------------
                                                    June 30,      June 30,
                                                      2002          2001
                                                    ----------------------
Net Income                                         $2,585,373     $101,860
 Add Back:
  Depreciation                                        199,446      181,134
  Deferred Taxes                                    2,277,274      249,802
                                                    ---------      -------
Earnings Before Depreciation and Deferred Taxes    $5,062,093     $532,796
                                                    ---------      -------
EBDDT Per Share                                    $     0.90     $   0.10
                                                    ---------      -------

                                                       Six Months Ended
                                                    ----------------------
                                                    June 30,       June 30,
                                                     2002            2001
                                                    ----------------------
Net Income                                          $2,466,144   $   2,973
 Add Back:
  Depreciation                                         398,068     351,814
  Deferred Taxes                                     2,192,299      74,281
                                                     ---------     -------
Earnings Before Depreciation and Deferred Taxes     $5,056,511    $429,068
                                                     ---------     -------
EBDDT Per Share                                          $0.90       $0.08
                                                     ---------     -------

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

EBDDT is calculated by adding depreciation, amortization and deferred income taxes to net income, as they represent non-cash charges.

EBDDT improved dramatically for the first half of 2002, not only due to the improved operating results but also due to a significant change in deferred taxes. The change in deferred taxes was predominantly the result of deferring gains on land sales closed during the period for income tax purposes through the like-kind exchange process along with the deduction (due to payment) of previously deferred compensation expenses during the period.

Spurred by continued development activities on Company owned and surrounding lands, contract activity during the first six months of 2002 was strong with a number of new contracts signed for closing in 2002 and future years. Management believe a significant contract backlog is in place for closing. Management continues to work diligently to satisfy contract contingencies and convert the contract backlog into closings. As qualified closings occur, management intends to continue to add to its inventory of geographically dispersed Florida income properties through the deferred tax like-kind exchange process.

Liquidity and Capital Resources
-------------------------------
For the six months ended June 30, 2002, cash increased $1,759,000. Cash from operating activities produced $2,539,000, with cash from financing activities using $746,000, including the payment of dividends totaling $562,000 equivalent to $.10 per share. Notes payable declined $184,000 for the six month period. Total cash and investment securities on hand at June 30, 2002 was $9,989,000 while notes payable amounted to $9,273,000 on that date. Capital requirements for the remainder of the year approximate $4,500,000. These funds will primarily be expended on roads, entrance features and site development on lands adjacent to Interstate 95 in Daytona Beach, in addition to approximately $3,100,000 to be used to purchase an income property. In addition, as funds become available through qualified sales, the Company intends to acquire income properties through the tax deferred like-kind exchange process. The Company intends to finance these capital requirements from cash and investment securities on hand, operating activities and existing financing sources.

On July 1, 2002 the Company entered into an $8,000,000 long-term financing arrangement. The new debt is for a ten-year term at a rate of 7.35% and secured by 3,000 acres of the Company's most western lands. The funds were used to pay off the $7,860,000, 8.8% term note, which became due July 1, 2002. In addition, the Company has placed its unsecured $7,000,000 revolving line of credit with the same financing source. There is no outstanding balance on the line of credit at this time. The interest rate on the line of credit will continue to be the lower of 150 basis points above the 30-day LIBOR or one percent below the prime rate. Currently, the income properties owned by the Company are free of debt. The Company has the ability to borrow against these properties on a non-recourse basis.

Critical Accounting Policies
----------------------------
The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66 "Accounting for Sales of Real Estate." The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS 66 or meet other requirements of SFAS 66. No income has been deferred for the six months ended June 30, 2002 as sales have met the established criteria.

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

The Company's debt was refinanced through an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." The derivative meets the criteria established to be accounted for as a perfectly effective hedge. This accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive loss, net of tax. During the second quarter a liability of $566,077 was established on the Company's balance sheet and Accumulated Other Comprehensive Loss of $347,713 ($566,077 net of income taxes of $218,364) was also recorded.

                        PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings

         There are no material pending legal proceedings to which the Company or its subsidiaries is a party.

Items 2 through 5.

         Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             Exhibit 10 -    Material Contracts.

             Exhibit 10.8 -  Master Loan and Security Agreement
                              Between Consolidated-Tomoka Land Co.
                              and SunTrust Bank Dated July 1, 2002.

             Exhibit 10.9 -  Master Loan and Security Agreement
                              Between Consolidated-Tomoka Land Co.
                              and SunTrust Bank Dated May 31, 2002.

             Exhibit 10.10 - International Swap Dealers Association,
                              Inc. Master Agreement Dated April 8,
                              2002, Between Consolidated-Tomoka Land
                              Co. And SunTrust Bank.

             Exhibit 10.11 - Confirmation of Interest Rate
                              Transaction Dated April 9, 2002 Between
                              Consolidated-Tomoka Land Co. and
                              SunTrust Bank.

             Exhibit 11 -    Incorporated by Reference on Page 7 of
                              this 10-Q report.

             Exhibit 99.1 -  Certification Pursuant to 18 U.S.C
                              Section 1350, as Adopted Pursuant to
                              Section 906 of the Sarbanes-oxley Act
                              Of 2002.

             Exhibit 99.2 -  Certification Pursuant to 18 U.S.C
                              Section 1350, as Adopted Pursuant to
                              Section 906 of the Sarbanes-oxley Act
                              Of 2002.

         (b) Reports on Form 8-K

              On July 24, 2002 a Form 8-K was filed reporting under
               Item 4 "Changes in Registrant's Certifying Accountant."

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         CONSOLIDATED-TOMOKA LAND CO.
                                                    (Registrant)



Date:   August 12, 2002                  By:/s/ William H. McMunn
                                         ----------------------------
                                         William H. McMunn, President
                                         and Chief Executive Officer




Date:   August 12, 2002                  By:/s/ Bruce W. Teeters
                                         ----------------------------
                                         Bruce W. Teeters, Senior
                                         Vice President - Finance
                                         and Treasurer

                            EXHIBIT 10.8
                  MASTER LOAN AND SECURITY AGREEMENT
THIS AGREEMENT, made this 1ST day of JULY, 2002, by and among SUNTRUST BANK with its principal banking address at 120 South
Ridgewood Avenue, Daytona Beach, FL 32114 hereinafter called "the
Bank"), and CONSOLIDATED-TOMOKA LAND CO., a Florida corporation
(hereinafter called "the Borrower")
                             WITNESSETH:
SECTION 1.  DEFINITIONS
        1.1 DEFINED TERMS. As used in this Agreement, the following terms shall have the following meanings, unless the context otherwise requires:

             a.) AGREEMENT shall mean this Master Loan Agreement as it may from time to time be amended, supplemented or otherwise modified in accordance with its terms.

             b.) BUSINESS DAY shall mean a day other than a Saturday, Sunday, or other day on which commercial banks are authorized or required to close under the laws of the State of Florida.

             c.) COLLATERAL shall have the meaning set forth in
Section 2.2 of this Agreement.

             d.) COLLATERAL AGREEMENTS shall mean all agreements creating or intending to create a security interest in or lien upon the Collateral or any other security for repayment of the obligations, if the loan is secured.

             e.) DEFAULT RATE shall mean the maximum annual rate of interest permitted by then applicable law.

             f.) EQUIPMENT   If the loan is secured, shall mean all
equipment (as such term is defined in the Uniform Commercial Code as from time to time in effect in the State of Florida), now owned or hereafter acquired by the Borrower located on the real property encumbered by the mortgage defined herein.

             g.) EVENTS OF DEFAULT shall have the meaning assigned to it as set forth in Section 7 of this Agreement.

             h.) GENERALLY ACCEPTED ACCOUNTING PRINCIPLES shall mean generally accepted accounting principles in effect from time to time, consistently applied.

             i.) LIEN. The Loan is secured by a Mortgage, Assignment of Rents and such other collateral defined in the Assignment of Mortgage, Assignment of Loan Documents, Mortgage Modification
Agreement and other documents executed simultaneously herewith.

             j.) LOAN DOCUMENTS shall mean this Agreement, the Note, the Assignment of Mortgage, Assignment of Loan Documents, Mortgage Modification Agreement as well as any other documents, instruments or agreements executed in connection with the transactions contemplated herein. Copies of the Assignment of Mortgage and Assignment of Loan Documents are attached hereto and incorporated herein.

             k.) MORTGAGED PROPERTY shall mean the property described in the Mortgage Modification Agreement, Assignment of Mortgage and Assignment of Loan Documents. The legal description of the mortgaged property is attached hereto.

             l.) NOTE shall mean the note referred to herein.

             m.) OBLIGATIONS shall mean, collectively, (i) the unpaid principal amount of and accrued interest on the Note, and (ii) all other obligations and liabilities (primary, secondary, direct, contingent, sole, joint or several, whether similar or dissimilar or related or unrelated) of the Borrower, due or to become due, now existing or hereafter incurred, contracted or acquired, whether arising under, out of or in connection with the Loan Documents or otherwise.

             n.)REAL ESTATE MORTGAGE shall mean the mortgage and any amendments thereto assigned in the Assignment of Mortgage and modified in the Mortgage Modification Agreement executed simultaneously herewith.

             o.) CURRENT ASSETS shall mean, at any date, the aggregate amount of all assets which would be properly classified as current assets at such date, but excluding deferred assets, all computed in accordance with Generally Accepted Accounting Principles applied on a consistent basis.

             p.) CURRENT LIABILITIES shall mean, at any date, all liabilities (including tax and other proper accruals), which would be properly classified as current liabilities at such date, but excluding deferred liabilities, all computed in accordance with Generally
Accepted Accounting Principles applied on a consistent basis.

             q.) DEBT TO TANGIBLE NET WORTH RATIO shall mean, on any date of determination thereof, the ratio of the Borrower's total liabilities less subordinated debt to tangible net worth.

             r.) EMPLOYEE PLAN shall mean any employee plan which is subject to the provisions of Title IV of the Employee Retirement Income Security Act of 1974, as, from time to time, amended and which is maintained (in whole or in part) for employees of the Borrower or any subsidiary.

             s.) EQUIPMENT shall mean all equipment (as such term is defined in the Uniform Commercial Code as from time to time in effect in the State of Florida), now owned or hereafter acquired by the Borrower, wherever located, if the loan is secured.

            t.) GUARANTEE.  There are no guarantors.

            u.) PLEDGED PROPERTY shall mean all property described in the Assignment of Mortgage, Assignment of Loan Documents, Mortgage Modification Agreement, as well as all other property described herein.

            v.) CROSS COLLATERALIZATION AGREEMENT.   Not applicable.

            w.) LIBOR As used herein "LIBOR Rate" means the thirty
(30) day LIBOR interest rate as quoted in the Wall Street Journal.

            x.) UCC-1 shall mean that certain UCC-1 to be executed and recorded simultaneous with the execution of the note described herein and this Agreement to be recorded in the Public Records of the State of Florida and such County Public Records as required by Bank.

            y.) REPORTABLE EVENT shall mean a Reportable Event as defined in Title IV of ERISA.

            z.) TANGIBLE NET WORTH shall mean, at any date, (a)(i) the aggregate amount of all assets that may properly be classified on a balance sheet as such and excluding from such assets the amount of any write-up or revaluation of any assets occurring after the date hereof and receivables due from any officer, director, employee or Affiliate, less (ii) the aggregate amount of all assets included as capitalized research and development costs, capitalized interest or financing costs, net leasehold improvements (except as to Borrower's LPGA Golf Facilities), debt discount, good-will, patents, trademarks, copyrights, franchises, prepaid expenses and such other assets classified as "intangible assets", LESS (b) the aggregate amount of all unsubordinated debt and reserves, LESS (c) amounts due from officers and related parties, all computed and consolidated in accordance with Generally Accepted Accounting Principles.

             aa.) UNSUBORDINATED DEBT shall mean, at any date, all liabilities which would be included on a balance sheet as such other than indebtedness which is subject to a Subordination Agreement.

             bb.) WORKING CAPITAL shall mean, as of any date, the excess of current assets over current liabilities.

             cc.) NET WORTH shall mean, at any date, (a) the aggregate amount of all assets that may properly be classified on a balance sheet as such and excluding from such assets the amount of any write-up or revaluation of any assets occurring after the date hereof less (b) the aggregate amount of all liabilities, all computed and consolidated in accordance with Generally Accepted Accounting Principles.

             dd.) CURRENT RATIO means Current Assets divided by Current Liabilities.

             ee.) DEBT TO WORTH RATIO means the ratio of Debt to Worth; with "Debt" defined as Total Liabilities less subordinated debt, and "Worth" defined as total stockholder's equity LESS intangible assets, less amounts due from officers and affiliates, LESS distributions (as defined below), PLUS subordinated debt, all per generally accepted accounting principles. For interim covenant calculation purposes, distributions will be estimated at 40% of net income before taxes or the Bank will utilize the actual amount of distributions, whichever is greater.

             ff.) DEBT SERVICE COVERAGE means (a) net income before taxes minus withdrawals (not to exceed 60% of net income before taxes) plus (i) interest expense, (ii) depreciation and (iii) amortization divided by (b) current portion of long term debt (of all loans) plus interest expenses, all per generally accepted accounting principles.

             gg.) INTANGIBLE ASSETS means any personal property (including chosen in action) other than goods, accounts, chattel paper, documents, instruments and money and including, but not limited to all of the Borrower's now owned or hereafter acquired (i) deferred assets, other than prepaid insurance and prepaid taxes, (ii) goodwill, manufacturing and processing rights, rights and patents, technology, patent rights, licenses, franchises, permits, copyrights, trademarks, service marks, trade names, trade styles, trademark and trade name registrations, and applications, trade secrets, customer lists, tax refund claims, incentive payments, insurance proceeds, experimental expenses and other similar assets which would be classified as "intangible assets" under GAAP, (iii) treasury stock and any write-up of the value of any assets after the date hereof unless in accordance with GAAP, (iv) contract rights, and (v) all proceeds of any and all of the foregoing.

             hh.) ADVANCE means any monies advanced to the Borrower by the Bank pursuant to this Agreement.

             ii.) PRIME RATE means that the rate of interest published by Bank from time to time and designated as its Prime Rate. The Bank's Prime Rate is internally determined by the Bank's Management and is based upon prevailing business conditions and other conditions in the credit markets. The Prime Rate is not necessarily the lowest or best rate offered to any particular customer of Bank.

     All terms defined in or incorporated into this Agreement shall have defined meanings when used in any certificate or other instrument made or delivered pursuant hereto unless the context otherwise requires. Each accounting term used but not defined herein, shall have the meaning given to it under Generally Accepted Accounting Principles.

SECTION 2. THE FACILITIES
     2.1 Loan/Notes
         Subject to the terms and conditions of this Agreement, the Bank agrees to loan to Borrower the maximum sum of Eight Million and 00/100 ($8,000,000.00) Dollars as a term loan under the following terms:

       1. BORROWER: The advance shall be made to Borrower who shall be responsible for repayment of the advance and all interest and other charges.

       2. AMOUNT OF LOAN: The original maximum loan amount shall be Eight Million ($8,000,000.00) and 00/100 Dollars.
          The advance under the loan shall be subject to the following additional requirements:

             (a) Borrower shall not be in default with any obligations due Bank.

             (b) Operating account must be opened by Borrower with Bank.

        3. PURPOSE: Advances under the line will be used primarily to refinance an existing first mortgage.

        4. TERM OF LOAN: The loan shall be represented by a promissory note, payable as described therein.

        5. INTEREST RATE: Advances under the line shall bear and accrue interest at a rate per annum which shall be 125 basis points above the thirty (30) day Libor Rate as quoted in the Wall Street Journal computed monthly. Interest shall be due and payable monthly. Interest shall be calculated using a year base of 360 days and charged for the actual number of days elapsed in an interest period.
Interest paid is also subject to the terms of a "Rate Swap Agreement" executed by Borrower.

        6. SERVICE FEE: The Loan Commitment fee is 1/4 of 1% of the loan amount.

        7. ADVANCES: The sums contemplated to be advanced will be advanced in full at closing.

        8. RIGHT OF PREPAYMENT; FIRST REFUSAL; PREPAYMENT FEE: The note may be prepaid in whole or in part at any time without penalty subject to the terms contained herein. In the event prepayment is contemplated from a refinance by any other lender, Borrower agrees that Bank shall have a first right of refusal to match exactly the terms and conditions of the contemplated refinance. Bank shall have twenty (20) days from receipt of any bonafide written loan commitment from another lender to provide Borrower with an identical loan commitment consistent in all respects with the commitment from the other lender. If Borrower elects not to accept the commitment from Bank and accepts the commitment from the other lender and refinances with said lender resulting in a prepayment to Bank; there shall be a prepayment fee due Bank in the sum of five (5%) of the amount prepaid collected by Bank in addition to the repayment of principle and payment of all accrued interest. Borrower acknowledges that a prepayment fee may also be due pursuant to the terms of a "Rate Swap Agreement" signed by Borrower.

        9. LOAN GUARANTY. None

       10. PENALTY INTEREST CHARGE: In the event the Borrower fails to perform certain administrative tasks as provided herein, to-wit: the failure to provide financial information, the failure to maintain insurance, the failure to provide evidence of payment of debts, taxes, or lawful claims, the Bank shall increase the applicable interest rate on the loan by imposing an additional penalty interest surcharge as hereinafter provided. For a period beginning three (3) days after written noticed default, the Bank shall increase the interest charge by one quarter of one percent (.25%) for the first thirty (30) days of the default and increase the interest rate an additional one quarter of one percent (.25%) during each thirty (30) day period thereafter during which the noticed default continues. Such interest penalty surcharge shall apply to the outstanding principal balance of the loan. Upon the curing of the noticed default, the interest rate of the loan shall revert to the initial agreed-upon interest rate effective on the date on which the default is cured.

       11. HAZARD INSURANCE: As required elsewhere in this Agreement.

       12. ANNUAL REPORTS: The Borrower shall furnish to the Bank within Ninety (90) days after the end of each fiscal year, a profit and loss statement, reconciliation of surplus statement of the Borrower for each year, and a balance sheet as of the end of such year compiled by independent certified public accountants of recognized standing selected by Borrower and satisfactory to Bank. Tax returns shall be furnished within thirty (30) days of date of filing with the
United States Treasury Department.   Borrower shall provide annual
reports as required herein beginning with calendar year 2002. All reports shall be prepared in accordance with generally accepted accounting principles and certified by the Chief Financial Officer of Borrower as being true and accurate.

       13. LOAN SECURITY: All real and personal property; and all rights and privileges incident thereto reflected in the Assignment of Mortgage, Assignment of Loan Documents, Mortgage Modification Agreement and other loan documents executed simultaneously herewith. The Assignment of Mortgage and Assignment of Loan Documents are attached hereto and incorporated herein. Each and every document stated therein and all real property and improvements encumbered thereby shall be deemed security for the Note.

       14. LATE CHARGE: Lender may, at its option, assess a late charge not to exceed 5% of the amount of any installment payment not paid when due.

       15. CLOSING INDEMNITY: Borrower agrees to pay all documentary stamps, intangible taxes, and all other closing taxes and expenses that may be required either at closing or subsequent thereto. If additional closing charges, expenses or taxes are deemed to be due after closing, Borrower agrees to pay said charges immediately upon notification by Bank. Borrower agrees to indemnify Bank and hold Bank harmless from all claims, demands or charges regarding any closing fees, costs, expenses or taxes arising from this transaction whatsoever, and further agrees to defend Bank if necessary at trial and on appeal.

     2.2 SECURITY: As security for the payment of the note described in paragraph 2.1 and all substitutions, renewals or extensions thereof, the Borrower assigns, pledges and grants to Bank a security interest in the following:

         a.) The mortgage and all amendments or modifications thereto, including the Mortgage Modification Agreement executed simultaneously herewith, assigned to Bank by Assignment of Mortgage (copy attached); and all real property and improvements referenced therein;

         b.) All collateral security documents assigned to Bank referenced in the attached Assignment of Mortgage and/or Assignment of Loan Documents;

         c.) The Rate Swap Agreement executed by Borrower;

         d.)  Borrower's agreement regarding Cross Default.  This
Agreement and Note is made and issued in conjunction with other credit commitments and loans to the Borrower from Bank. A default under this

Agreement and/or Note shall constitute a default under all commitments and loans issued to Borrower by Bank. A default under any other commitment or loan documents (i.e., Notes, Mortgages, UCC-1's Assignments of Rent, Loan Agreements, etc.) by Borrower regarding a loan transaction between Borrower and Bank shall be deemed a default in this Note and Agreement. A default in the terms and conditions that certain Promissory Note dated May 31, 2002, Master Loan and Security Agreement and other loan documents all dated May 31, 2002, shall be deemed a default in the terms of this Agreement.

         e.) The Loan Commitment issued to Borrower by Bank for this transaction. The loan commitment shall survive the closing and all terms and conditions of said Loan Commitment as amended and modified shall remain fully binding obligations of all parties after closing.

     All of the foregoing shall be collectively referred to as "Collateral".

     A default in the note described in paragraph 2.1 above and/or a default in the terms and conditions of any collateral documents referenced above and/or a default in any of the terms or conditions of the commitment letter referenced in subparagraph (e) above, and/or a default in any of the terms or conditions of this Agreement and/or a default in the terms and conditions of that certain Promissory Note in the sum of $7,000,000.00 between Bank and Borrower dated May 31, 2002 together with the Master Loan and Security Agreement and other loan documents all dated May 31, 2002 and/or a default in any other terms and conditions of any other loan between Borrower and Bank shall be deemed a default in each and all of the referenced foregoing loan documents, this Agreement, and all loan documents executed simultaneously with this Agreement. A default in any one is a default in all and Bank shall have any and all remedies as provided in any and all of the foregoing referenced documents and/or agreements.

SECTION 3. REPRESENTATIONS AND WARRANTIES
     3.1 ORGANIZATION, STANDING, CORPORATE POWERS, ETC.

         a.) The Borrower (i) is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, (ii) has all requisite power and authority, corporate or otherwise, to conduct its business as now being conducted and to own its properties and assets, and (iii) is duly qualified to do business in every jurisdiction wherein the failure to so qualify would have a material adverse effect.

         b.) The Borrower has all requisite power and authority to execute and deliver, and to perform all of its obligations under the loan documents to which it is a party.

         c.) The loan documents are legal, valid and binding obligations of the Borrower enforceable in accordance with their respective terms, subject to bankruptcy, insolvency, reorganization or other laws affecting creditors' rights generally, moratorium laws from time to time in effect and subject to the application of equitable principles.

     3.2 AUTHORIZATION OF BORROWING, ETC.

         a.) The execution, delivery and performance of this Agreement
(i) will not violate any provision of applicable law, any governmental rule or regulation, any order of any court or other agency of government to which Borrower is subject and (ii) does not violate any provision of any indenture, agreement or other instrument to which the Borrower is a party or by which the Borrower is bound and which is material to the conduct or operation of the Borrower's respective businesses and financial affairs, or be in conflict with, result in a breach of or constitute (with due notice or lapse of time or both) a default under any provision of such indenture, agreement or other instruments, or result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever upon any of the properties or assets of the Borrower other than as provided in the Loan Documents.

         b.) To the knowledge of the Borrower, no registration with, consent or approval of, or other action by any Federal, State or other governmental authority, regulatory body or court of law is required in connection with the execution, delivery and performance of this Agreement by it or with the execution and delivery of and performance under the Loan Documents, the borrowing thereunder by it or, if so required, such registration has been made, such consent or approval has been obtained and is final and not appealable or such other action has been taken heretofore and proof thereof furnished to the Bank.

         c.) Bank acknowledges that Borrower has three (3) outstanding Letters of Credit with First Union National Bank / Wachovia which will expire no later than November 30, 2002. Borrower agrees not to renew or otherwise obtain any additional Letters of Credit unless obtained through Bank, without Bank's express written consent. Bank further acknowledges that Borrower has an existing Line of Credit with First Union National Bank / Wachovia which line of credit will remain open in the approximate sum of $600,000.00 until the Letters of Credit referenced above have expired. Borrower agrees not to draw on the Line of Credit with First Union National Bank / Wachovia and agrees to terminate said Line of Credit upon expiration of the above referenced Letters of Credit. Borrower agrees not to renew said Line of Credit and agrees not to obtain any additional lines of credit unless obtained through Bank, without Bank's express written consent.

     3.3 FINANCIAL STATEMENTS. The Borrower has heretofore furnished to the Bank financial statements.

     Such financial statements fairly present the financial condition and the results of operations of the Borrower as of the dates and for the periods indicated to the best of Borrowers' knowledge; and further, to the best of the Borrowers' knowledge such balance sheets show all known material liabilities, direct or contingent, as of the respective dates thereof, and such financial statements were prepared in accordance with generally accepted accounting principles.

     3.4 ADVERSE CHANGE. There has been no material adverse change n the business, properties or condition (financial or otherwise) of the Borrower since the date of the most recent of the financial statements listed above.

     3.5 TITLE TO PROPERTIES. The Borrower owns all of their properties and assets reflected on the financial statements referred to in Section 3.3 hereof, except for such properties and assets as have been disposed of since that date as no longer used or useful in the conduct of its business; or as may be sold or otherwise disposed
of in the ordinary course of business.   All such properties and
assets are free and clear of all mortgages, pledges, liens, charges and other encumbrances of any nature whatsoever, except those specifically referenced in this Agreement; and except as provided in the financial statements.

     3.6 LITIGATION. Except as provided herein there are no actions, suits or proceedings pending or, to the knowledge of the Borrower, overtly threatened against or affecting the Borrower at law or in equity, or before or by any Federal, state, municipal or other governmental court, tribunal, department, commission, board, bureau, agency or instrumentality, domestic or foreign, which involve any of the transactions herein contemplated or the possibility of any judgement or liability which would, in the case of the Borrower, result in any material adverse change in the business, operations, properties or assets or in the financial condition of the Borrower or materially and adversely affect Borrower's ability to perform under the loan documents. The Borrower is not in default with respect to
(a) any judgement, order, writ, injunction or decree or (b) any rule or regulation of any court or Federal, state, municipal or other governmental court, tribunal, department, commission, board, bureau, agency or instrumentality, domestic or foreign which would have a material adverse effect on its business, properties or condition (financial or otherwise).

     3.7 PAYMENTS OF TAXES. The Borrower has filed or caused to be filed all Federal, state and local tax returns that are required to be filed and has paid or caused to be paid all taxes shown on such returns or on any assessment received by it, to the extent that such taxes have become due, except taxes the validity of which is being contested in good faith by appropriate proceedings and for which, in the case of the Borrower, in the exercise of reasonable business judgement, there have been set aside adequate reserves with respect to any such tax or assessment so contested and, in the case of the Guarantors, the tax or assessment so contested.

     3.8 PRIORITY OF SECURITY INTEREST. Subject (a) to filing and recordation of the appropriate instruments in the appropriate offices of the proper jurisdictions, (b) to the enforcement of remedies, to bankruptcy, insolvency, and other laws affecting creditors' rights generally and to moratorium laws, from time to time in effect, and (c) to general equitable principles which may limit the right to obtain the remedy of specific performance; each of the security interests granted to the Bank in the collateral under Section 2.2 of this Agreement constitutes a valid security interest.

SECTION 4. CONDITIONS OF LENDING
     The obligation of the Bank to make available funds under this Master Loan Agreement is subject to the following conditions precedent:

     4.1 REPRESENTATION AND WARRANTIES. At the date of the Loan advance, or any future advance hereunder, the representations and warranties set forth in Section 3 hereof shall be true and correct on and as of such date, with the same effect as though such representations and warranties had been made on and as of such date, except to the extent that such representations and warranties relate solely to an earlier date.

     4.2 NO DEFAULT. At the date of the Loan advance, or any future advance hereunder, no event of default, or event which with the giving of notice or of the passage of time, or both, would constitute an event of default, shall have occurred and be continuing and the representations and warranties of the Borrower contained herein shall remain true and correct as of such date except to the extent that such representations and warranties relate to an earlier date.

SECTION 5. AFFIRMATIVE COVENANTS
     From the date of this Agreement and so long as any of the Loan Documents remain in effect and any of the obligations shall be unpaid, the Borrower, will:

     5.1 EXISTENCE, PROPERTIES, ETC.
         To the extent that the same are necessary for the proper and advantageous conduct of its business:

         a.) Do or cause to be done all things necessary to preserve, renew and keep in full force and effect all rights, licenses, permits and franchises and comply with all laws and regulations applicable to it and conduct and operate its business in substantially the manner in which it is presently conducted and operated;

         b.) At all times preserve all property (except for such property as is disposed of in the ordinary course of business) used r useful in the conduct of its business and keep the same in good repair, working order and condition (subject to normal wear and tear), and from time to time make, or cause to be made, all needful and proper repairs, renewals, replacements, betterments and improvements thereto.

     5.2 INSURANCE. Maintain in effect adequate insurance for all assets reflected on Borrower's financial statements, by financially sound and reputable insurers, and maintain or cause to be maintained such other insurance to such extent and against such risks, including fire and other risks insured against by extended coverage, as is customary with companies in the same or similar business, and maintain in full force and effect public liability insurance against claims for personal injury, death or property damage occurring upon, in, about or in connection with the use of any properties owned, occupied or controlled by it and maintain such other insurance as may be required by law, or as may be reasonably required in writing by the Bank.

     5.3 OBLIGATIONS, TAXES AND LAWS. Pay all indebtedness and obligations promptly and in accordance with their respective terms if the failure to make such payments would adversely affect either the Borrower's ability to perform or the rights of the Bank under the loan documents, and pay and discharge promptly all taxes, assessments and governmental charges or levies imposed upon it or in respect of its property, before the same shall become in default, as well as all lawful material claims for labor, materials, and supplies or otherwise which, if unpaid, might become a lien or charge upon such property or any part thereof, and timely comply with all applicable laws and governmental rules and regulations; provided, however, that the Borrower shall not be required to pay or discharge or cause to be paid or discharged any such tax, assessment, charge, lien or claim, or timely comply with laws and governmental rules so long as the validity thereof shall be contested by appropriate legal proceedings timely initiated and conducted in good faith, and (a) in the case of an unpaid tax, assessment, governmental charge or levy, lien, encumbrance, charge or claim, such proceedings shall be effective to suspend the collection thereof from the Borrower, and its properties;
(b) neither such properties nor any part thereof, nor any interest therein would be in any danger of being sold, forfeited or lost; (c) in the case of a law and governmental rule or regulation, neither the Borrower nor the Bank would be in any danger or criminal liability for failure to comply therewith; and (d) there shall have been established such reserve or other appropriate provision, if any, with respect thereto on the books of the entity involved, as shall be required by Generally Accepted Accounting Principles with respect to any such tax, assessment, charge, lien, claim, encumbrance, law, rule or regulation, so contested.

     5.4 FINANCIAL STATEMENTS, REPORTS, INVOICES, REQUIREMENTS, AND CONDITIONS, SPECIFIC LOAN REQUIREMENTS.

         1. For purposes of these financial covenants, the following definitions shall apply:

            (a) Debt Service Coverage Ratio - means net profit plus depreciation, amortization, and interest expense, less dividends, payments for stock repurchase (modified as provided below), and non-recurring income, divided by the sum of interest expense and the current portion of long term debt. An example of non-recurring income is gains on the sale of assets and income derived from discontinued operations. Payments under previously announced stock repurchase programs will be excluded from the calculation of debt service coverage. Any future stock repurchase program not yet announced must receive prior Bank approval before it can be excluded from the debt service coverage calculation.

            (b) Liquidity means the sum of cash and marketable securities.

         2. Borrower agrees that the minimum debt service ratio shall be maintained at 1.2. The debt service coverage ratio will be calculated on a rolling twenty-four (24) month basis to account for delayed closings effecting income in any given year.

         3. Minimum liquidity to be maintained at all times is $1,000,000.00. The minimum liquidity requirement establishes a debt service reserve to offset the effects of delayed closings or any other matters. The minimum liquidity requirement shall be tested annually.

         4. Borrower agrees that it shall not seek or otherwise undertake any additional debt, of any kind, nature or description, in excess of $1,000,000.00 in the aggregate, without Bank's express written consent which consent may be withheld for any reason by Bank.

         5. All shareholder debt is subordinated to the Note and this Agreement; however, shareholder debt created under any deferred compensation plans for key employees is specifically excluded from this requirement of subordination. Borrower agrees that the payment of any present or future indebtedness to any shareholder shall be subordinated to any and all payments due Bank pursuant to the terms of the Note or this Agreement. If necessary to insure payments to Bank, Borrower agrees to suspend all payments to shareholders.

SECTION 6. FINANCIAL COVENANTS

     For so long as any of the loan documents remain in effect and the obligation remains unpaid, Borrower agrees as follows:

     6.1 ANNUAL REPORTS: The Borrower shall furnish to the Bank within Ninety (90) days after the end of each fiscal year, a profit and loss statement, reconciliation of surplus statement of the Borrower and a balance sheet compiled by independent certified public accountants of recognized standing selected by Borrower and satisfactory to Bank.
Tax returns shall be furnished within thirty (30) days of date of filing with the United States Treasury Department. Borrower shall provide annual reports as required herein beginning with calendar year 2002. All reports shall be prepared in accordance with generally accepted accounting principles and certified by the Chief Financial Officer of Borrower as being true and accurate.

     6.2 ADDITIONAL FINANCIAL COVENANTS: Borrower agrees to maintain operating accounts at Bank.

SECTION 7. EVENTS OF DEFAULT

     7.1 EVENTS OF DEFAULT. In the case of the happening of any of the following events (herein called "Events of Default"):

         a.) Any representation or warranty made by any party hereto in any loan document or in any report, certificate, financial statement or other instrument furnished at any time in connection with the loan documents shall prove to be false or misleading in any material respect as of the time when made;

         b.) Default shall be made in the payment of (i) any principal of or interest on the note when due, or (ii) the payment of any other monetary obligation within five (5) business days of written notice thereof, if no default period is stated in the loan document or instrument or (iii) the payment of any other monetary obligation as prescribed by the loan documents.

         c.) Default shall be made in the due observance or performance of any other covenant, condition or agreement to be observed or performed pursuant to the terms of this Agreement and such default shall continue unremedied for a period of thirty (30) days after written notice thereof by the Bank;

         d.) The Borrower shall (i) make an assignment for the benefit of creditors, file a petition in bankruptcy, petition or apply to any tribunal for the appointment of a custodian, receiver or any trustee for any of the Borrowers or a substantial part of any of its properties or assets, or shall commence any proceeding under any bankruptcy, reorganization, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect; or if there shall have been filed any such petition or application, or any such proceeding shall have been commenced against the Borrower in which an order for relief is entered or which remains undismissed for a period of thirty (30) days or more; or the Borrower by any act or omission shall indicate its consent to, approval of or fail to timely object to any such petition, application or proceeding or order for relief of the appointment of a custodian, receiver or any trustee for the Borrower, or any substantial part of any of its properties or assets, or shall suffer any such custodianship, receivership or trusteeship to continue undischarged for a period of thirty (30) days or more; (ii) generally not pay its debts as such debts become due or admit in writing its inability to pay its debts as they mature; or (iii) have concealed, removed, or permitted to be concealed or removed, any part of its properties or assets, with intent to hinder, delay or defraud its creditors or any of them, or made or suffered a transfer of any of its property which may be fraudulent under any bankruptcy, fraudulent conveyance or similar law; or shall have made any transfer of its property to or for the benefit of a creditor at a time when other creditors similarly situated have not been paid; or shall have suffered or permitted, while solvent, any creditor to obtain a lien upon any of the collateral through legal proceedings or distraint which is not vacated or "bonded-off" within thirty (30) days from the date thereof; or (iv) be "insolvent", as such term is defined in the Bankruptcy Code, 11 U.S.C. Section 101(29), as computed in accordance with Generally Accepted Accounting Principles;

         e)  Default be made in the financial covenants found in
Section 6 hereof; herein;

         f) Default be made in the Mortgage Modification Agreement or any other loan document executed simultaneously, including by not limited to a default in any document assigned to Bank by the Assignment of Mortgage and Assignment of Loan Documents.

            Then, and in each event, and at any time thereafter the Bank may, at its option and without written notice, take any or all of the following actions, at the same or different times: (i) terminate its obligation, if any, to make any additional disbursements under this Agreement, the Note or any other Agreements, (ii) declare the obligations, or any of them, to be forthwith due and payable without presentment, demand, protest or other notice of any kind, all of which, to the extent permitted by applicable law, are hereby expressly waived, anything contained herein or in any loan document to the contrary notwithstanding, (iii) notify account debtors or the obligors under any collateral hereunder to make payments to the Bank and take control of any proceeds of collateral, and (iv) take any and all action and pursue any and all remedies as may be permitted by the loan documents or by applicable law (including, without limitation, remedies in respect of the collateral and all rights of banker's lien, counterclaim or set-off against any deposit account maintained by the Borrower at any office of the Bank (the Bank shall be deemed to have exercised any such right of set-off and to have made a charge against any such deposit account immediately upon the occurrence of an event of default even though a charge therefor is made on the books of the Bank subsequent thereto)).

     7.2 ADDITIONAL REMEDIES. At any time after default, the Bank may at any time in its discretion transfer property constituting collateral into its own name or that of its nominee and receive the income thereon and hold the same as security for the obligations or apply it on principal or interest due on the obligations.

SECTION 8. NEGATIVE COVENANTS

     From the date of this Agreement and so long as any of the loan documents remain in effect and any of the obligations shall be unpaid, the Borrower will not, without the prior written consent of the Bank:

     8.1 NEGATIVE PLEDGE. Either, directly or indirectly, incur, create, assume or permit to exist any liens with respect to any collateral now owned or hereafter acquired, or be bound by or subject to any agreement or option to do so, except:

         a.) Liens incurred or pledges or deposits made in connection with workers' compensation, unemployment insurance, pension and social security laws, or to secure the performance of bids, tenders, contracts (other than for the repayment of borrowed money) or leases or to obtain, accommodate or secure statutory obligations or surety or appeal bonds, or to obtain, accommodate or secure indemnity, performance or other similar bonds in the ordinary course of business;

         b.) Liens for taxes or assessments and other similar governmental charges or claims, either (i) not delinquent or (ii) being contested in good faith by appropriate proceedings and as to which there shall have been set aside adequate reserves as determined by the exercise of reasonable business judgement;

         c.) Mortgages, pledges, liens, charges, or encumbrances incurred or created in favor of the Bank in connection with the loan documents.

     8.2 INDEBTEDNESS. Incur, create, assume or permit to exist any indebtedness or liability other than the outstandings under the note described in paragraph 2.1 above wherein the collateral described in
Section 2.2 hereof is pledged as security.

     8.3 GUARANTEES. Guarantee, endorse, become surety for, indemnify or otherwise in any way become or be responsible for the obligations of another, whether by agreement to purchase the indebtedness of another, or agreement for the furnishing of funds to another, directly or indirectly, through the purchase of goods, supplies or services (or by way of stock purchase, capital contribution, advance or loan) for the purpose of paying or discharging the indebtedness of another, or otherwise, or enter into or be a party to any contract for the purchase of merchandise, materials, supplies or other property if such contract provides that payment for such merchandise, materials, supplies or other property shall be made regardless of whether delivery of such merchandise, materials, supplies or other property is ever made or tendered, except:

         a.) Endorsements of negotiable instruments for collection or deposit in the ordinary course of business;

         b.) Indemnities of officers and directors pursuant to applicable certificate of incorporation and by-laws;

         c.) Indemnities and guarantees given to the Bank under the loan documents.

     8.4 NO SHARE REPURCHASES. Redeem, retire, purchase or otherwise acquire directly or indirectly, for value or set apart any sum for the redemption, retirement, purchase or other acquisition of, any of the capital stock (or any options or warrants in respect thereof) of the Borrower or any subsidiary now or hereafter outstanding, except for purchases pursuant to previously announced stock repurchase programs, without the prior written consent of the Bank.

     8.5 MERGER, ETC. Either directly or indirectly, (a) merge or consolidate the Borrower or any subsidiary with or into any other corporation unless the Borrower or such subsidiary, as the case may be, is the surviving or resulting corporation; or (b) sell, lease or otherwise dispose of all or substantially all of the assets of the Borrower and its subsidiaries, unless the transferee or the lessee shall be acceptable to the Bank, which acceptance must be in writing and issued by the Bank prior to any sale, lease or other disposition, and such transferee shall have assumed the obligations of the transferor or lessor (including in the case of the Borrower its obligations under the loan documents).

     8.6 NATURE OF BUSINESS, ETC.

         a.) Directly or indirectly engage in any business activity which would represent a material change from the kind of business activity to be engaged in by it as of the date hereof.

         b.) Amend the Articles of Incorporation of the Borrower or any subsidiary to increase the authorized common stock or issue additional stock of any class or type or issue any capital stock of any class or type of Borrower or any subsidiary, unless in the ordinary course of business.

         c.) Dispose of, transfer, hypothecate, pledge as collateral or sell any shares of stock in Borrower, unless in the ordinary course of business including the issuance of shares upon the exercise of stock options pursuant to the existing stock option plan.

SECTION 9. GUARANTEE
     There is no Guarantor.

SECTION 10. MISCELLANEOUS

     10.1 PREPAYMENT. Provided no event of default shall have occurred, Bank grants to Borrower the right to prepay without penalty in whole or in part from time to time, the indebtedness evidenced by any of the notes.

     10.2 APPLICABLE LAW. Each of the loan documents shall be construed in accordance with and governed by the internal laws of the State of Florida without giving effect to principles of conflict of laws.

     10.3 MODIFICATION OF AGREEMENT. No modification or waiver of any provision of the loan documents nor consent to any departure by the Borrower shall in any event be effective against the Bank unless the same shall be in writing and signed by all parties hereto, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on the Borrower or any Guarantor in any case shall entitle such parties to any other or further notice or demand in the same, similar or other circumstances.

     10.4 WAIVER OF RIGHTS BY THE BANK. No failure or delay on the part of the Bank in exercising any right, power or privilege under the loan documents shall operate as a waiver thereof, nor shall a single or partial exercise thereof preclude any other or further exercise or the exercise of any other right, power or privilege.

     10.5 SEVERABILITY; CONFLICTS.

          a.) In case any one or more of the provisions contained in the loan documents should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein and therein shall not in any way be affected or impaired thereby.

          b.) In the event of any conflict, inconsistency or ambiguity between the provisions of this Agreement and the provisions of any other loan document, the provisions of this Agreement shall prevail.

     10.6 COUNTERPARTS. This Agreement may be executed in one or more counterparts, each of which shall constitute an original, but all of which, when taken together, shall constitute but one instrument.

     10.7 HEADINGS. The name of this Agreement, as well as Section headings used herein, are for convenience of reference only and are not to affect the construction of, or be taken into consideration in interpreting this Agreement.

     10.8 TERMS. Any term used herein shall be equally applicable to both the singular and plural forms.

     10.9 EXPENSES OF THE BANK. Borrower will pay all out-of-pocket expenses incurred by the Bank in connection with the preparation of the loan documents (whether or not the transaction contemplated hereby shall be consummated), the enforcement and protection in any legal or equitable proceeding of the rights of the Bank in connection with any action or claim under the loan documents, including the note, or in any way related thereto, including, without limitation, the reasonable fees and disbursements of counsel for the Bank.

     10.10 WAIVER OF JURY TRIAL, ETC.

           a.) THE BORROWER HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS AGREEMENT, THE LOAN DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED HEREIN. FURTHER, THE BORROWERS HEREBY CERTIFY THAT NO REPRESENTATIVE OR AGENT OF THE BANK NOR THE BANK'S COUNSEL HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT THE BANK WOULD NOT, IN THE EVENT OF SUCH

LITIGATION, SEEK TO ENFORCE THIS WAIVER OF RIGHT TO JURY TRIAL PROVISION. FINALLY, EACH OF THE BORROWER AND THE GUARANTORS ACKNOWLEDGES THAT THE BANK HAS BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, INTER ALIA, THE PROVISIONS OF THIS SECTION 10.10.

           b.) The Borrower hereby waives any plea of jurisdiction or venue as not being a resident of Volusia County, Florida, and hereby specifically authorizes any action brought upon the enforcement of the loan documents by the Bank to be instituted and prosecuted in either the Circuit Court of Volusia County, Florida or the United States District Court for the Middle District

     IN WITNESS WHEREOF, the parties hereto have caused this Master Loan and Security Agreement to be duly executed, sealed and delivered the day and year first above written.

                                           "BANK"

Kathy Poal                              SUNTRUST BANK
----------

Susan M. Hill                      By:/S/ John R. Browning
-------------                         --------------------

                                          "BORROWER"

                                    CONSOLIDATED-TOMOKA LAND
                                   CO., a Florida corporation

Jeff Blass                         By:/S/ Bruce W. Teeters
----------                            --------------------
                                      Bruce W. Teeters,
                                      Sr. Vice President
                                      and Treasurer


Jeff Blass                         By:/S/ Robert F. Apgar
----------                            -------------------
                                      Robert F. Apgar,
                                      Vice President and
                                      General Counsel

STATE OF FLORIDA

COUNTY OF VOLUSIA

The foregoing instrument was acknowledged before me this 1ST day of JULY, 2002, by JEFFREY D. BLASS of SunTrust Bank, who is personally known to me or who has produced a driver's license as identification and who did not take an oath.


                                  /S/Susan M. Hill
                                  ----------------
                                  Notary Public



STATE OF FLORIDA

COUNTY OF VOLUSIA

The foregoing instrument was acknowledged before me this 1ST day of JULY, 2002, by Bruce W. Teeters as Sr. Vice President and Treasurer of CONSOLIDATED-TOMOKA LAND CO., a Florida corporation, who is personally known to me or who has produced a driver's license as identification and who did not take an oath.


                                   /S/Susan M. Hill
                                   ----------------
                                   Notary Public


STATE OF FLORIDA

COUNTY OF VOLUSIA

The foregoing instrument was acknowledged before me this 1ST day of JULY, 2002, by Robert F. Apgar as Vice President and General Counsel for CONSOLIDATED-TOMOKA LAND CO., a Florida corporation, who is personally known to me or who has produced a driver's license as identification and who did not take an oath.


                                    /S/Susan M. Hill
                                    ----------------
                                    Notary Public

                            EXHIBIT 10.9
                 MASTER LOAN AND SECURITY AGREEMENT

     THIS AGREEMENT, made this 31st day of MAY, 2002, by and among SUNTRUST BANK with its principal banking address at 120 South Ridgewood Avenue, Daytona Beach, FL 32114 hereinafter called "the
Bank"), and CONSOLIDATED-TOMOKA LAND CO., a Florida corporation
(hereinafter called "the Borrower")

                             WITNESSETH:

SECTION 1.  DEFINITIONS
    1.1 DEFINED TERMS. As used in this Agreement, the following terms shall have the 3333following meanings, unless the context otherwise requires:
        a.) AGREEMENT shall mean this Master Loan Agreement as it may from time to time be amended, supplemented or otherwise modified in accordance with its terms.
        b.) BUSINESS DAY shall mean a day other than a Saturday, Sunday, or other day on which commercial banks are authorized or required to close under the laws of the State of Florida.
        c.) COLLATERAL shall have the meaning set forth in Section 2.2 of this Agreement.
        d.) COLLATERAL AGREEMENTS shall mean all agreements creating or intending to create a security interest in or lien upon the Collateral or any other security for repayment of the obligations, if the loan is secured.
        e.) DEFAULT RATE shall mean the maximum annual rate of interest permitted by then applicable law.
        f.) EQUIPMENT If the loan is secured, shall mean all equipment (as such term is defined in the Uniform Commercial Code as from time to time in effect in the State of Florida), now owned or hereafter acquired by the Borrower located on the real property encumbered by the mortgage defined herein.
        g.) EVENTS OF DEFAULT shall have the meaning assigned to it as set forth in Section 7 of this Agreement.
        h.) GENERALLY ACCEPTED ACCOUNTING PRINCIPLES shall mean generally accepted accounting principles in effect from time to time, consistently applied.
        i.) LIEN.  The Loan is unsecured.
        j.) LOAN DOCUMENTS shall mean this Agreement, the Note, as well as any other documents, instruments or agreements executed in connection with the transactions contemplated herein.
        k.) MORTGAGED PROPERTY.  This loan is unsecured.
        l.) NOTE shall mean the note referred to herein.
        m.) OBLIGATIONS shall mean, collectively, (i) the unpaid principal amount of and accrued interest on the Note, and (ii) all other obligations and liabilities (primary, secondary, direct, contingent, sole, joint or several, whether similar or dissimilar or related or unrelated) of the Borrower, due or to become due, now existing or hereafter incurred, contracted or acquired, whether arising under, out of or in connection with the Loan Documents or otherwise.
        n.) REAL ESTATE MORTGAGE.  This loan is unsecured.
        o.) CURRENT ASSETS shall mean, at any date, the aggregate amount of all assets which would be properly classified as current assets at such date, but excluding deferred assets, all computed in accordance with Generally Accepted Accounting Principles applied on a consistent basis.

        p.) CURRENT LIABILITIES shall mean, at any date, all liabilities (including tax and other proper accruals), which would be properly classified as current liabilities at such date, but excluding deferred liabilities, all computed in accordance with Generally Accepted Accounting Principles applied on a consistent basis.
        q.) DEBT TO TANGIBLE NET WORTH RATIO shall mean, on any date of determination thereof, the ratio of the Borrower's total liabilities less subordinated debt to tangible net worth.
        r.) EMPLOYEE PLAN shall mean any employee plan which is subject to the provisions of Title IV of the Employee Retirement Income Security Act of 1974, as, from time to time, amended and which is maintained (in whole or in part) for employees of the Borrower or any subsidiary.
        s.) EQUIPMENT shall mean all equipment (as such term is defined in the Uniform Commercial Code as from time to time in effect in the State of Florida), now owned or hereafter acquired by the Borrower, wherever located, if the loan is secured.
        t.) GUARANTEE.  There are no guarantors.
        u.) PLEDGED PROPERTY.  This loan is unsecured.
        v.) CROSS COLLATERALIZATION AGREEMENT.   Not applicable.
        w.) LIBOR As used herein "LIBOR Rate" means the thirty (30) day LIBOR interest rate as quoted in the Wall Street Journal.
        x.) UCC-1 shall mean that certain UCC-1 to be executed and recorded simultaneous with the execution of the note described herein and this Agreement to be recorded in the Public Records of the State of Florida and such County Public Records as required by Bank, if the loan is unsecured.
        y.) REPORTABLE EVENT shall mean a Reportable Event as defined in Title IV of ERISA.
        z.) TANGIBLE NET WORTH shall mean, at any date, (a)(i) the aggregate amount of all assets that may properly be classified on a balance sheet as such and excluding from such assets the amount of any write-up or revaluation of any assets occurring after the date hereof and receivables due from any officer, director, employee or Affiliate, LESS (ii) the aggregate amount of all assets included as capitalized research and development costs, capitalized interest or financing costs, net leasehold improvements (except as to Borrower's LPGA Golf Facilities), debt discount, good-will, patents, trademarks, copyrights, franchises, prepaid expenses and such other assets classified as "intangible assets", LESS (b) the aggregate amount of all unsubordinated debt and reserves, LESS (c) amounts due from officers and related parties, all computed and consolidated in accordance with Generally Accepted Accounting Principles.
        aa.) UNSUBORDINATED DEBT shall mean, at any date, all liabilities which would be included on a balance sheet as such other than indebtedness which is subject to a Subordination Agreement.
        bb.) WORKING CAPITAL shall mean, as of any date, the excess of current assets over current liabilities.
        cc.) NET WORTH shall mean, at any date, (a) the aggregate amount of all assets that may properly be classified on a balance sheet as such and excluding from such assets the amount of any write-p or revaluation of any assets occurring after the date hereof less
(b) the aggregate amount of all liabilities, all computed and consolidated in accordance with Generally Accepted Accounting Principles.
        dd.) CURRENT RATIO means Current Assets divided by Current
Liabilities.

        ee.) DEBT TO WORTH RATIO means the ratio of Debt to Worth; with "Debt" defined as Total Liabilities less subordinated debt, and "Worth" defined as total stockholder's equity LESS intangible assets, LESS amounts due from officers and affiliates, LESS distributions (as defined below), PLUS subordinated debt, all per generally accepted accounting principles. For interim covenant calculation purposes, distributions will be estimated at 40% of net income before taxes or the Bank will utilize the actual amount of distributions, whichever is greater.
        ff.) DEBT SERVICE COVERAGE means (a) net income before taxes minus withdrawals (not to exceed 60% of net income before taxes) plus
(i) interest expense, (ii) depreciation and (iii) amortization divided by (b) current portion of long term debt (of all loans) plus interest expenses, all per generally accepted accounting principles.
        gg.) INTANGIBLE ASSETS means any personal property (including choses in action) other than goods, accounts, chattel paper, documents, instruments and money and including, but not limited to all of the Borrower's now owned or hereafter acquired (i) deferred assets, other than prepaid insurance and prepaid taxes, (ii) goodwill, manufacturing and processing rights, rights and patents, technology, patent rights, licenses, franchises, permits, copyrights, trademarks, service marks, trade names, trade styles, trademark and trade name registrations, and applications, trade secrets, customer lists, tax refund claims, incentive payments, insurance proceeds, experimental expenses and other similar assets which would be classified as "intangible assets" under GAAP, (iii) treasury stock and any write-up of the value of any assets after the date hereof unless in accordance with GAAP, (iv) contract rights, and (v) all proceeds of any and all of the foregoing.
        hh.) ADVANCE means any monies advanced to the Borrower by the Bank pursuant to this Agreement.
        ii.) PRIME RATE means that the rate of interest published by Bank from time to time and designated as its Prime Rate. The Bank's Prime Rate is internally determined by the Bank's Management and is based upon prevailing business conditions and other conditions in the credit markets. The Prime Rate is not necessarily the lowest or best rate offered to any particular customer of Bank.

     All terms defined in or incorporated into this Agreement shall have defined meanings when used in any certificate or other instrument made or delivered pursuant hereto unless the context otherwise requires. Each accounting term used but not defined herein, shall have the meaning given to it under Generally Accepted Accounting Principles.

SECTION 2.  THE FACILITIES
     2.1   Loan/Notes
     Subject to the terms and conditions of this Agreement, the Bank agrees to loan to Borrower the maximum sum of Seven Million and 00/100 ($7,000,000.00) Dollars as a line of credit under the following terms:

        1. BORROWER: Advances under the line shall be made to Borrower who shall be responsible for the repayment of the advances and all interest and other charges.

        2. AMOUNT OF LINE: The maximum amount of outstandings under the line shall be up to Seven Million ($7,000,000.00) and 00/100
Dollars. Advances under this line will be used primarily for short term working capital needs of Borrower.

           Advances under the line shall be subject to the following additional requirements:
           (a) Borrower shall not be in default with any obligations due Bank.
           (b) Operating account must be opened by Borrower with Bank.

        3. PURPOSE: Advances under the line will be used primarily for the short term working capital needs of Borrower.

        4. TERM OF LINE: The line shall be represented by a promissory note or notes, payable ON DEMAND. The bank's obligation to advance under this Line of Credit may be terminated at any time if:

           (i) in the sole opinion of the Bank, the Borrower is no longer creditworthy, (ii) it is learned that the Borrower made material misrepresentation to obtain the credit, (iii) the Borrower refuses to cooperate with Bank by the submission of requested information in order to evaluate or update the Borrower's overall financial condition, (iv) the Borrower no longer maintains a satisfactory relationship with the Bank. In any event, the Note and Agreement shall be reviewed annually by May 31 (commencing May 31,
2003) for reaffirmation. The continuation of the Note and Agreement shall depend upon the Borrower's overall banking relationship with the Bank, the continued satisfactory financial condition of the Borrower, and the Borrower's willingness to cooperate in submitting requested reports, information and data with which the Bank may evaluate the Borrower's overall creditworthiness.

        5. INTEREST RATE: Advances under the line shall bear and accrue interest at a rate per annum which shall be the lower of the variable rate of 150 basis points above the thirty (30) day Libor Rate as quoted in the Wall Street Journal or one percent (1%) below Bank's Prime Rate computed monthly. Interest shall be due and payable monthly. Interest shall be calculated using a year base of 360 days and charged for the actual number of days elapsed in an interest period.

        6.  SERVICE FEE: Zero (0).

        7. ADVANCES: The sums contemplated to be advanced may be repaid and re-advanced pursuant to the terms hereof, so long as this Agreement and Note remains in effect. The advance may be prepaid in whole or in part at any time without prepayment premium, penalty, or fee whatsoever.

        8. LINE OF CREDIT PAY DOWN. Prior to May 31, 2003, and prior to May 31 of every year thereafter; Borrower agrees that for one (1) consecutive thirty (30) day period, the outstanding obligations on the Note shall not exceed $1,000.00.

        9. LOAN GUARANTY.  None

        10. REVIEW: The Bank will review the relationship with Borrower and the pricing structure of this line as of May 31, 2003, and every twelve (12) months thereafter, for reaffirmation of the relationship and the credit line.

        11. PENALTY INTEREST CHARGE: In the event the Borrower fails to perform certain administrative tasks as provided herein, to-wit: the failure to provide financial information, the failure to maintain insurance, the failure to provide evidence of payment of debts, taxes, or lawful claims, the Bank shall increase the applicable interest rate on the loan by imposing an additional penalty interest surcharge as hereinafter provided. For a period beginning three (3) days after written noticed default, the Bank shall increase the interest charge by one quarter of one percent (.25%) for the first thirty (30) days of the default and increase the interest rate an additional one quarter of one percent (.25%) during each thirty (30) day period thereafter during which the noticed default continues. Such interest penalty surcharge shall apply to the outstanding principal balance of the loan. Upon the curing of the noticed default, the interest rate of the loan shall revert to the initial agreed-upon interest rate effective on the date on which the default is cured.

        12. HAZARD INSURANCE: None.

        13. ANNUAL REPORTS: The Borrower shall furnish to the Bank within Ninety (90) days after the end of each fiscal year, a profit and loss statement, reconciliation of surplus statement of the Borrower for each year, and a balance sheet as of the end of such year compiled by independent certified public accountants of recognized standing selected by Borrower and satisfactory to Bank. Tax returns shall be furnished within thirty (30) days of date of filing with the
United States Treasury Department.   Borrower shall provide annual
reports as required herein beginning with calendar year 2002. All reports shall be prepared in accordance with generally accepted accounting principles and certified by the Chief Financial Officer of Borrower as being true and accurate.

        14. LOAN SECURITY: Unsecured.

        15. FURTHER REVIEW TO DISBURSEMENT REQUEST: Notwithstanding any provision contained herein, Bank reserves the right to limit disbursements, in Bank's sole discretion, if Bank deems itself insecure.

        16. LATE CHARGE: Lender may, at its option, assess a late charge not to exceed 5% of the amount of any installment payment not paid when due.

        17. CLOSING INDEMNITY: Borrower agrees to pay all documentary stamps, intangible taxes, and all other closing taxes and expenses that may be required either at closing or subsequent thereto. If additional closing charges, expenses or taxes are deemed to be due after closing, Borrower agrees to pay said charges immediately upon notification by Bank. Borrower agrees to indemnify Bank and hold Bank harmless from all claims, demands or charges regarding any closing fees, costs, expenses or taxes arising from this transaction whatsoever, and further agrees to defend Bank if necessary at trial and on appeal.

     2.2 SECURITY: As security for the payment of the note described in paragraph 2.1 and all substitutions, renewals or extensions thereof, the Borrower assigns, pledges and grants to Bank a security interest in the following:

         a.) Borrower's agreement regarding Cross Default. This Agreement and Note is made and issued in conjunction with other credit commitments and loans to the Borrower from Bank. A default under this Agreement and/or Note shall constitute a default under all commitments and loans issued to Borrower by Bank. A default under any other commitment or loan documents (i.e., Notes, Mortgages, UCC-1's Assignments of Rent, Loan Agreements, etc.) by Borrower regarding a loan transaction between Borrower and Bank shall be deemed a default in this Note and Agreement.

         b.) The Loan Commitment issued to Borrower by Bank for this transaction. The loan commitment shall survive the closing and all terms and conditions of said Loan Commitment as amended and modified shall remain fully binding obligations of all parties after closing.

     A default in the note described in paragraph 2.1 above and/or a default in the terms and conditions of any collateral documents referenced above and/or a default in any of the terms or conditions of the commitment letter referenced in subparagraph (b) above, and/or a default in any of the terms or conditions of this Agreement and/or a default in any other terms and conditions of any other loan between Borrower and Bank shall be deemed a default in each and all of the referenced foregoing loan documents. A default in any one is a default in all and Bank shall have any and all remedies as provided in any and all of the foregoing referenced documents and/or agreements.

SECTION 3.  REPRESENTATIONS AND WARRANTIES
      3.1   Organization, Standing, Corporate Powers, Etc.
            a.) The Borrower (i) is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, (ii) has all requisite power and authority, corporate or otherwise, to conduct its business as now being conducted and to own its properties and assets, and (iii) is duly qualified to do business in every jurisdiction wherein the failure to so qualify would have a material adverse effect.
            b.) The Borrower has all requisite power and authority to execute and deliver, and to perform all of its obligations under the loan documents to which it is a party.
            c.) The loan documents are legal, valid and binding obligations of the Borrower enforceable in accordance with their respective terms, subject to bankruptcy, insolvency, reorganization or other laws affecting creditors' rights generally, moratorium laws from time to time in effect and subject to the application of equitable principles.

      3.2   AUTHORIZATION OF BORROWING, ETC.
            a.) The execution, delivery and performance of this Agreement (i) will not violate any provision of applicable law, any governmental rule or regulation, any order of any court or other agency of government to which Borrower is subject and (ii) does not violate any provision of any indenture, agreement or other instrument to which the Borrower is a party or by which the Borrower is bound and which is material to the conduct or operation of the Borrower's respective businesses and financial affairs, or be in conflict with, result in a breach of or constitute (with due notice or lapse of time or both) a default under any provision of such indenture, agreement or other instruments, or result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever upon any of the properties or assets of the Borrower other than as provided in the Loan Documents.
            b.) To the knowledge of the Borrower, no registration with, consent or approval of, or other action by any Federal, State or other governmental authority, regulatory body or court of law is required in connection with the execution, delivery and performance of this Agreement by it or with the execution and delivery of and performance under the Loan Documents, the borrowing thereunder by it or, if so required, such registration has been made, such consent or approval has been obtained and is final and not appealable or such other action has been taken heretofore and proof thereof furnished to the Bank.
            c.) Bank acknowledges that Borrower has three (3) outstanding Letters of Credit with First Union National Bank / Wachovia which will expire no later than November 30, 2002. Borrower agrees not to renew or otherwise obtain any additional Letters of Credit unless obtained through Bank, without Bank's express written consent. Bank further acknowledges that Borrower has an existing Line of Credit with First Union National Bank / Wachovia which line of credit will remain open in the approximate sum of $600,000.00 until the Letters of Credit referenced above have expired. Borrower agrees not to draw on the Line of Credit with First Union National Bank / Wachovia and agrees to terminate said Line of Credit upon expiration of the above referenced Letters of Credit. Borrower agrees not to renew said Line of Credit and agrees not to obtain any additional lines of credit unless obtained through Bank, without Bank's express written consent.

     3.3 FINANCIAL STATEMENTS. The Borrower has heretofore furnished to the Bank financial statements.

     Such financial statements fairly present the financial condition and the results of operations of the Borrower as of the dates and for the periods indicated to the best of Borrowers' knowledge; and further, to the best of the Borrowers' knowledge such balance sheets show all known material liabilities, direct or contingent, as of the respective dates thereof, and such financial statements were prepared in accordance with generally accepted accounting principles.

     3.4 ADVERSE CHANGE. There has been no material adverse change in the business, properties or condition (financial or otherwise) of the Borrower since the date of the most recent of the financial statements listed above.

     3.5 TITLE TO PROPERTIES. The Borrower owns all of their properties and assets reflected on the financial statements referred to in Section 3.3 hereof, except for such properties and assets as have been disposed of since that date as no longer used or useful in the conduct of its business; or as may be sold or otherwise disposed
of in the ordinary course of business.   All such properties and
assets are free and clear of all mortgages, pledges, liens, charges and other encumbrances of any nature whatsoever, except those specifically referenced in this Agreement; and except as provided in the financial statements.

     3.6 LITIGATION. Except as provided herein there are no actions, suits or proceedings pending or, to the knowledge of the Borrower, overtly threatened against or affecting the Borrower at law or in equity, or before or by any Federal, state, municipal or other governmental court, tribunal, department, commission, board, bureau, agency or instrumentality, domestic or foreign, which involve any of the transactions herein contemplated or the possibility of any judgement or liability which would, in the case of the Borrower, result in any material adverse change in the business, operations, properties or assets or in the financial condition of the Borrower or materially and adversely affect Borrower's ability to perform under the loan documents. The Borrower is not in default with respect to
(a) any judgement, order, writ, injunction or decree or (b) any rule or regulation of any court or Federal, state, municipal or other governmental court, tribunal, department, commission, board, bureau, agency or instrumentality, domestic or foreign which would have a material adverse effect on its business, properties or condition (financial or otherwise).

     3.7 PAYMENTS OF TAXES. The Borrower has filed or caused to be filed all Federal, state and local tax returns that are required to be filed and has paid or caused to be paid all taxes shown on such returns or on any assessment received by it, to the extent that such taxes have become due, except taxes the validity of which is being contested in good faith by appropriate proceedings and for which, in the case of the Borrower, in the exercise of reasonable business judgement, there have been set aside adequate reserves with respect to any such tax or assessment so contested and, in the case of the Guarantors, the tax or assessment so contested.

     3.8 PRIORITY OF SECURITY INTEREST. Subject (a) to filing and recordation of the appropriate instruments in the appropriate offices of the proper jurisdictions, (b) to the enforcement of remedies, to bankruptcy, insolvency, and other laws affecting creditors' rights generally and to moratorium laws, from time to time in effect, and (c) to general equitable principles which may limit the right to obtain the remedy of specific performance; each of the security interests granted to the Bank in the collateral under Section 2.2 of this Agreement constitutes a valid security interest.

     SECTION 4.  CONDITIONS OF LENDING
     The obligation of the Bank to make available funds under this Master Loan Agreement is subject to the following conditions precedent:

     4.1 REPRESENTATION AND WARRANTIES. At the date of each Loan or advance the representations and warranties set forth in Section 3 hereof shall be true and correct on and as of such date, with the same effect as though such representations and warranties had been made on and as of such date, except to the extent that such representations and warranties relate solely to an earlier date.

     4.2 NO DEFAULT. At the date of each advance hereunder, no event of default, or event which with the giving of notice or of the passage of time, or both, would constitute an event of default, shall have occurred and be continuing and the representations and warranties of the Borrower contained herein shall remain true and correct as of such date except to the extent that such representations and warranties relate to an earlier date.

     SECTION 5. AFFIRMATIVE COVENANTS
     From the date of this Agreement and so long as any of the Loan Documents remain in effect and any of the obligations shall be unpaid, the Borrower and, as specified hereinbelow, each of the Guarantors (jointly and severally), as the case may be, will:

     5.1 EXISTENCE, PROPERTIES, ETC.
     To the extent that the same are necessary for the proper and advantageous conduct of its business:

     a.) Do or cause to be done all things necessary to preserve, renew and keep in full force and effect all rights, licenses, permits and franchises and comply with all laws and regulations applicable to it and conduct and operate its business in substantially the manner in which it is presently conducted and operated;
     b.) At all times preserve all property (except for such property as is disposed of in the ordinary course of business) used or useful in the conduct of its business and keep the same in good repair, working order and condition (subject to normal wear and tear), and from time to time make, or cause to be made, all needful and proper repairs, renewals, replacements, betterments and improvements thereto.

     5.2 INSURANCE. Maintain in effect adequate insurance for all assets reflected on Borrower's financial statements, by financially sound and reputable insurers, and maintain or cause to be maintained such other insurance to such extent and against such risks, including fire and other risks insured against by extended coverage, as is customary with companies in the same or similar business, and maintain in full force and effect public liability insurance against claims for personal injury, death or property damage occurring upon, in, about or in connection with the use of any properties owned, occupied or controlled by it and maintain such other insurance as may be required by law, or as may be reasonably required in writing by the Bank.

     5.3 OBLIGATIONS, TAXES AND LAWS. Pay all indebtedness and obligations promptly and in accordance with their respective terms if the failure to make such payments would adversely affect either the Borrower's ability to perform or the rights of the Bank under the loan documents, and pay and discharge promptly all taxes, assessments and governmental charges or levies imposed upon it or in respect of its property, before the same shall become in default, as well as all lawful material claims for labor, materials, and supplies or otherwise which, if unpaid, might become a lien or charge upon such property or any part thereof, and timely comply with all applicable laws and governmental rules and regulations; provided, however, that the Borrower shall not be required to pay or discharge or cause to be paid or discharged any such tax, assessment, charge, lien or claim, or timely comply with laws and governmental rules so long as the validity thereof shall be contested by appropriate legal proceedings timely initiated and conducted in good faith, and (a) in the case of an unpaid tax, assessment, governmental charge or levy, lien, encumbrance, charge or claim, such proceedings shall be effective to suspend the collection thereof from the Borrower, and its properties;
(b) neither such properties nor any part thereof, nor any interest therein would be in any danger of being sold, forfeited or lost; (c) in the case of a law and governmental rule or regulation, neither the Borrower nor the Bank would be in any danger or criminal liability for failure to comply therewith; and (d) there shall have been established such reserve or other appropriate provision, if any, with respect thereto on the books of the entity involved, as shall be required by Generally Accepted Accounting Principles with respect to any such tax, assessment, charge, lien, claim, encumbrance, law, rule or regulation, so contested.

     5.4 FINANCIAL STATEMENTS, REPORTS, INVOICES, REQUIREMENTS, AND CONDITIONS, SPECIFIC LOAN REQUIREMENTS.

     1. For purposes of these financial covenants, the following definitions shall apply:

         (a) Debt Service Coverage Ratio - means net profit plus depreciation, amortization, and interest expense, less dividends, payments for stock repurchase (modified as provided below), and non-ecurring income, divided by the sum of interest expense and the current portion of long term debt. An example of non-recurring income is gains on the sale of assets and income derived from discontinued operations. Payments under previously announced stock repurchase programs will be excluded from the calculation of debt service coverage. Any future stock repurchase program not yet announced must receive prior Bank approval before it can be excluded from the debt service coverage calculation.
         (b) Liquidity means the sum of cash and marketable securities.
     2. Borrower agrees that the minimum debt service ratio shall be maintained at 1.2. The debt service coverage ratio will be calculated on a rolling twenty-four (24) month basis to account for delayed closings effecting income in any given year.

     3. Minimum liquidity to be maintained at all times is $1,000,000.00. The minimum liquidity requirement establishes a debt service reserve to offset the effects of delayed closings or any other matters. The minimum liquidity requirement shall be tested annually.

     4. Borrower agrees that it shall not seek or otherwise undertake any additional debt, of any kind, nature or description, in excess of $1,000,000.00 in the aggregate, without Bank's express written consent which consent may be withheld for any reason by Bank.

     5. Prior to May 31, 2003, and prior to May 31 of every year thereafter; Borrower agrees that for one (1) consecutive thirty (30) day period, the outstanding obligations on the Note shall not exceed $1,000.00.

     6. All shareholder debt is subordinated to the Note and this Agreement; however, shareholder debt created under any deferred compensation plans for key employees is specifically excluded from this requirement of subordination. Borrower agrees that the payment of any present or future indebtedness to any shareholder shall be subordinated to any and all payments due Bank pursuant to the terms of the Note or this Agreement. If necessary to insure payments to Bank, Borrower agrees to suspend all payments to shareholders.

     SECTION 6.  FINANCIAL COVENANTS
     For so long as any of the loan documents remain in effect and the obligation remains unpaid, Borrower agrees as follows:

     6.1 ANNUAL REPORTS: The Borrower shall furnish to the Bank within Ninety (90) days after the end of each fiscal year, a profit and loss statement, reconciliation of surplus statement of the Borrower and a balance sheet compiled by independent certified public accountants of recognized standing selected by Borrower and satisfactory to Bank.
Tax returns shall be furnished within thirty (30) days of date of filing with the United States Treasury Department. Borrower shall provide annual reports as required herein beginning with calendar year 2002. All reports shall be prepared in accordance with generally accepted accounting principles and certified by the Chief Financial Officer of Borrower as being true and accurate.

     6.2 ADDITIONAL FINANCIAL COVENANTS: Borrower agrees to maintain operating accounts at Bank.

     SECTION 7.  EVENTS OF DEFAULT

     7.1 EVENTS OF DEFAULT. In the case of the happening of any of the following events (herein called "Events of Default"):

         a.) Any representation or warranty made by any party hereto in any loan document or in any report, certificate, financial statement or other instrument furnished at any time in connection with the loan documents shall prove to be false or misleading in any material respect as of the time when made;

         b.) Default shall be made in the payment of (i) any principal of or interest on the note when due, or (ii) the payment of any other monetary obligation within five (5) business days of written notice thereof, if no default period is stated in the loan document or instrument or (iii) the payment of any other monetary obligation as prescribed by the loan documents.

         c.) Default shall be made in the due observance or performance of any other covenant, condition or agreement to be observed or performed pursuant to the terms of this Agreement and such default shall continue unremedied for a period of thirty (30) days after written notice thereof by the Bank;

         d.) The Borrower shall (i) make an assignment for the benefit of creditors, file a petition in bankruptcy, petition or apply to any tribunal for the appointment of a custodian, receiver or any trustee for any of the Borrowers or a substantial part of any of its properties or assets, or shall commence any proceeding under any bankruptcy, reorganization, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect; or if there shall have been filed any such petition or application, or any such proceeding shall have been commenced against the Borrower in which an order for relief is entered or which remains undismissed for a period of thirty (30) days or more; or the Borrower by any act or omission shall indicate its consent to, approval of or fail to timely object to any such petition, application or proceeding or order for relief of the appointment of a custodian, receiver or any trustee for the Borrower, or any substantial part of any of its properties or assets, or shall suffer any such custodianship, receivership or trusteeship to continue undischarged for a period of thirty (30) days or more; (ii) generally not pay its debts as such debts become due or admit in writing its inability to pay its debts as they mature; or (iii) have concealed, removed, or permitted to be concealed or removed, any part of its properties or assets, with intent to hinder, delay or defraud its creditors or any of them, or made or suffered a transfer of any of its property which may be fraudulent under any bankruptcy, fraudulent conveyance or similar law; or shall have made any transfer of its property to or for the benefit of a creditor at a time when other creditors similarly situated have not been paid; or shall have suffered or permitted, while solvent, any creditor to obtain a lien upon any of the collateral through legal proceedings or distraint which is not vacated or "bonded-off" within thirty (30) days from the date thereof; or (iv) be "insolvent", as such term is defined in the Bankruptcy Code, 11 U.S.C. Section 101(29), as computed in accordance with Generally Accepted Accounting Principles;

         e) Default be made in the financial covenants found in
Section 6 hereof; herein;

     then, and in each event, and at any time thereafter the Bank may, at its option and without written notice, take any or all of the following actions, at the same or different times: (i) terminate its obligation, if any, to make any additional disbursements under this Agreement, the Note or any other Agreements, (ii) declare the obligations, or any of them, to be forthwith due and payable without presentment, demand, protest or other notice of any kind, all of which, to the extent permitted by applicable law, are hereby expressly waived, anything contained herein or in any loan document to the contrary notwithstanding, (iii) notify account debtors or the obligors under any collateral hereunder to make payments to the Bank and take control of any proceeds of collateral, and (iv) take any and all action and pursue any and all remedies as may be permitted by the loan documents or by applicable law (including, without limitation, remedies in respect of the collateral and all rights of banker's lien, counterclaim or set-off against any deposit account maintained by the Borrower at any office of the Bank (the Bank shall be deemed to have exercised any such right of set-off and to have made a charge against any such deposit account immediately upon the occurrence of an event of default even though a charge therefor is made on the books of the Bank subsequent thereto)).

     7.2 ADDITIONAL REMEDIES. At any time after default, the Bank may at any time in its discretion transfer property constituting collateral into its own name or that of its nominee and receive the income thereon and hold the same as security for the obligations or apply it on principal or interest due on the obligations.

     SECTION 8.  NEGATIVE COVENANTS
     From the date of this Agreement and so long as any of the loan documents remain in effect and any of the obligations shall be unpaid, the Borrower will not, without the prior written consent of the Bank:

           8.1 NEGATIVE PLEDGE. Either, directly or indirectly, incur, create, assume or permit to exist any liens with respect to any collateral now owned or hereafter acquired, or be bound by or subject to any agreement or option to do so, except:

             a.) Liens incurred or pledges or deposits made in connection with workers' compensation, unemployment insurance, pension and social security laws, or to secure the performance of bids, tenders, contracts (other than for the repayment of borrowed money) or leases or to obtain, accommodate or secure statutory obligations or surety or appeal bonds, or to obtain, accommodate or secure indemnity, performance or other similar bonds in the ordinary course of business;

             b.) Liens for taxes or assessments and other similar governmental charges or claims, either (i) not delinquent or (ii) being contested in good faith by appropriate proceedings and as to which there shall have been set aside adequate reserves as determined by the exercise of reasonable business judgement;

             c.) Mortgages, pledges, liens, charges, or encumbrances incurred or created in favor of the Bank in connection with the loan documents.

           8.2 INDEBTEDNESS. Incur, create, assume or permit to exist any indebtedness or liability other than the outstandings under the note described in paragraph 2.1 above.

           8.3 GUARANTEES. Guarantee, endorse, become surety for, indemnify or otherwise in any way become or be responsible for the obligations of another, whether by agreement to purchase the indebtedness of another, or agreement for the furnishing of funds to another, directly or indirectly, through the purchase of goods, supplies or services (or by way of stock purchase, capital contribution, advance or loan) for the purpose of paying or discharging the indebtedness of another, or otherwise, or enter into or be a party to any contract for the purchase of merchandise, materials, supplies or other property if such contract provides that payment for such merchandise, materials, supplies or other property shall be made regardless of whether delivery of such merchandise, materials, supplies or other property is ever made or tendered, except:

            a.) Endorsements of negotiable instruments for collection or deposit in the ordinary course of business;
            b.) Indemnities of officers and directors pursuant to applicable certificate of incorporation and by-laws;
            c.) Indemnities and guarantees given to the Bank under the loan documents.

           8.4 NO SHARE REPURCHASES. Redeem, retire, purchase or otherwise acquire directly or indirectly, for value or set apart any sum for the redemption, retirement, purchase or other acquisition of, any of the capital stock (or any options or warrants in respect thereof) of the Borrower or any subsidiary now or hereafter outstanding, except for purchases pursuant to previously announced stock repurchase programs, without the prior written consent of the Bank.

           8.5 MERGER, ETC. Either directly or indirectly, (a) merge or consolidate the Borrower or any subsidiary with or into any other corporation unless the Borrower or such subsidiary, as the case may be, is the surviving or resulting corporation; or (b) sell, lease or otherwise dispose of all or substantially all of the assets of the Borrower and its subsidiaries, unless the transferee or the lessee shall be acceptable to the Bank, which acceptance must be in writing and issued by the Bank prior to any sale, lease or other disposition, and such transferee shall have assumed the obligations of the transferor or lessor (including in the case of the Borrower its obligations under the loan documents).

          8.6  NATURE OF BUSINESS, ETC.

          a.) Directly or indirectly engage in any business activity which would represent a material change from the kind of business activity to be engaged in by it as of the date hereof.
          b.) Amend the Articles of Incorporation of the Borrower or any subsidiary to increase the authorized common stock or issue additional stock of any class or type or issue any capital stock of any class or type of Borrower or any subsidiary, unless in the ordinary course of business.
          c.) dispose of, transfer, hypothecate, pledge as collateral or sell any shares of stock in Borrower, unless in the ordinary course of business including the issuance of shares upon the exercise of stock options pursuant to the existing stock option plan.

     SECTION 9.   GUARANTEE
     There is no Guarantor.

     SECTION 10.  MISCELLANEOUS
           10.1 PREPAYMENT. Provided no event of default shall have occurred, Bank grants to Borrower the right to prepay without penalty in whole or in part from time to time, the indebtedness evidenced by any of the notes.

           10.2 APPLICABLE LAW. Each of the loan documents shall be construed in accordance with and governed by the internal laws of the State of Florida without giving effect to principles of conflict of laws.

           10.3 MODIFICATION OF AGREEMENT. No modification or waiver of any provision of the loan documents nor consent to any departure by the Borrower shall in any event be effective against the Bank unless the same shall be in writing and signed by all parties hereto, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on the Borrower or any Guarantor in any case shall entitle such parties to any other or further notice or demand in the same, similar or other circumstances.

           10.4 WAIVER OF RIGHTS BY THE BANK. No failure or delay on the part of the Bank in exercising any right, power or privilege under the loan documents shall operate as a waiver thereof, nor shall a single or partial exercise thereof preclude any other or further exercise or the exercise of any other right, power or privilege.

           10.5   SEVERABILITY; CONFLICTS.

            a.)   In case any one or more of the provisions contained
in the loan documents should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein and therein shall not in any way be affected or impaired thereby.

            b.)   In the event of any conflict, inconsistency or
ambiguity between the provisions of this Agreement and the provisions of any other loan document, the provisions of this Agreement shall prevail.

           10.6 COUNTERPARTS. This Agreement may be executed in one or more counterparts, each of which shall constitute an original, but all of which, when taken together, shall constitute but one instrument.

           10.7 HEADINGS. The name of this Agreement, as well as Section headings used herein, are for convenience of reference only and are not to affect the construction of, or be taken into consideration in interpreting this Agreement.

           10.8 TERMS. Any term used herein shall be equally applicable to both the singular and plural forms.

           10.9 EXPENSES OF THE BANK. Borrower will pay all out-of-pocket expenses incurred by the Bank in connection with the preparation of the loan documents (whether or not the transaction contemplated hereby shall be consummated), the enforcement and protection in any legal or equitable proceeding of the rights of the Bank in connection with any action or claim under the loan documents, including the note, or in any way related thereto, including, without limitation, the reasonable fees and disbursements of counsel for the Bank.

         10.10   WAIVER OF JURY TRIAL, ETC.

           a.)   THE BORROWER HEREBY KNOWINGLY, VOLUNTARILY AND
INTENTIONALLY WAIVES ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS AGREEMENT, THE LOAN DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED HEREIN. FURTHER, THE BORROWERS HEREBY CERTIFY THAT NO REPRESENTATIVE OR AGENT OF THE BANK NOR THE BANK'S COUNSEL HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT THE BANK WOULD NOT, IN THE EVENT OF SUCH LITIGATION, SEEK TO ENFORCE THIS WAIVER OF RIGHT TO JURY TRIAL PROVISION. FINALLY, EACH OF THE BORROWER AND THE GUARANTORS ACKNOWLEDGES THAT THE BANK HAS BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, INTER ALIA, THE PROVISIONS OF THIS SECTION 10.10.

          b.)   The Borrower hereby waives any plea of jurisdiction
or venue as not being a resident of Volusia County, Florida, and hereby specifically authorizes any action brought upon the enforcement of the loan documents by the Bank to be instituted and prosecuted in either the Circuit Court of Volusia County, Florida or the United States District Court for the Middle District

     IN WITNESS WHEREOF, the parties hereto have caused this Master Loan and Security Agreement to be duly executed, sealed and delivered the day and year first above written.

                                           "BANK"

Kathy Poal                              SUNTRUST BANK
----------

Susan M. Hill                      By:/S/ John R. Browning
-------------                         --------------------

                                          "BORROWER"

                                    CONSOLIDATED-TOMOKA LAND
                                   CO., a Florida corporation

Jeff Blass                         By:/S/ Bruce W. Teeters
----------                            --------------------
                                      Bruce W. Teeters,
                                      Sr. Vice President
                                      and Treasurer


Jeff Blass                         By:/S/ Robert F. Apgar
----------                            -------------------
                                      Robert F. Apgar,
                                      Vice President and
                                      General Counsel

STATE OF FLORIDA

COUNTY OF VOLUSIA

The foregoing instrument was acknowledged before me this 31ST day of MAY, 2002, by JEFFREY D. BLASS of SunTrust Bank, who is personally known to me or who has produced a driver's license as identification and who did not take an oath.


                                  /S/Susan M. Hill
                                  ----------------
                                  Notary Public



STATE OF FLORIDA

COUNTY OF VOLUSIA

The foregoing instrument was acknowledged before me this 31ST day of MAY, 2002, by Bruce W. Teeters as Sr. Vice President and Treasurer of CONSOLIDATED-TOMOKA LAND CO., a Florida corporation, who is personally known to me or who has produced a driver's license as identification and who did not take an oath.


                                   /S/Susan M. Hill
                                   ----------------
                                   Notary Public


STATE OF FLORIDA

COUNTY OF VOLUSIA

The foregoing instrument was acknowledged before me this 31ST day of MAY, 2002, by Robert F. Apgar as Vice President and General Counsel for CONSOLIDATED-TOMOKA LAND CO., a Florida corporation, who is personally known to me or who has produced a driver's license as identification and who did not take an oath.


                                    /S/Susan M. Hill
                                    ----------------
                                    Notary Public

                            EXHIBIT 10.10
(Multicurrency Cross Border)
                                 ISDA

              International Swap Dealers Association, Inc.

                            MASTER AGREEMENT

                       dated as of April 8, 2002

            SUNTRUST BANK   AND   CONSOLIDATED-TOMOKA LAND CO.
              Party A                     Party B

have entered and/or anticipate entering into one or more transactions (each a "Transaction") that are or will be governed by this Master Agreement, which includes the schedule (the "Schedule"), and the documents and other confirming evidence (each a "Confirmation") exchanged between the parties confirming those Transactions.

Accordingly, the parties agree as follows:

1.    INTERPRETATION

(a) DEFINITIONS. The terms defined in Section 14 and in the Schedule will have the meanings therein specified for the purpose of this Master Agreement.

(b) INCONSISTENCY. In the event of any inconsistency between the provisions of the Schedule and the other provisions of this Master Agreement, the Schedule will prevail. In the event of any inconsistency between the provisions of any Confirmation and this Master Agreement (including the Schedule), such Confirmation will prevail for the purpose of the relevant Transaction.

(c)   SINGLE AGREEMENT.   All Transactions are entered into in
reliance on the fact that this Master Agreement and all Confirmations form a single agreement between the parties (collectively referred to as this "Agreement"), and the parties would not otherwise enter into any Transactions.

2.    OBLIGATIONS

(a)   General Conditions.

      (i) Each party will make each payment or delivery specified in each Confirmation to be made by it, subject to the other provisions of this Agreement.

      (ii) Payments under this Agreement will be made on the due date for value on that date in the place of the account specified in the relevant Confirmation or otherwise pursuant to this Agreement, in freely transferable funds and in the manner customary for payments in the required currency. Where settlement is by delivery (that is, other than by payment), such delivery will be made for receipt on the due date in the manner customary for the relevant obligation unless otherwise specified in the relevant Confirmation or elsewhere in this Agreement.

      (iii) Each obligation of each party under Section 2(a)(i) is subject to (1) the condition precedent that no Event of Default or Potential Event of Default with respect to the other party has occurred and is continuing, (2) the condition precedent that no Early Termination Date in respect of the relevant Transaction has occurred or been effectively designated and (3) each other applicable condition precedent specified in this Agreement.

(b) Change of Account. Either party may change its account for receiving a payment or delivery by giving notice to the other party at least five Local Business Days prior to the scheduled date for the payment or delivery to which such change applies unless such other party gives timely notice of a reasonable objection to such change.

(c)   Netting.  If on any date amounts would otherwise be payable:

     (i)  in the same currency; and

     (ii)  in respect of the same Transaction,

by each party to the other, then, on such date, each party's obligation to make payment of any such amount will be automatically satisfied and discharged and, if the aggregate amount that would otherwise have been payable by one party exceeds the aggregate amount that would otherwise have been payable by the other party, replaced by an obligation upon the party by whom the larger aggregate amount would have been payable to pay to the other party the excess of the larger aggregate amount over the smaller aggregate amount.

The parties may elect in respect of two or more Transactions that a net amount will be determined in respect of all amounts payable on the same date in the same currency in respect of such Transactions, regardless of whether such amounts are payable in respect of the same Transaction. The election may be made in the Schedule or a Confirmation by specifying that subparagraph (ii) above will not apply to the Transactions identified as being subject to the election, together with the starting date (in which case subparagraph (ii) above will not, or will cease to, apply to such Transactions from such date). This election may be made separately for different groups of Transactions and will apply separately to each pairing of Offices through which the parties make and receive payments or deliveries.


(d)   Deduction or Withholding for Tax.

      (i)Gross-Up. All payments under this Agreement will be made without any deduction or withholding for or on account of any Tax unless such deduction or withholding is required by any applicable law, as modified by the practice of any relevant governmental revenue authority, then in effect. If a party is so required to deduct or withhold, then that party ("X") will:

            (1) promptly notify the other party ("Y") of such requirement;

            (2) pay to the relevant authorities the full amount required to be deducted or withheld (including the full amount required to be deducted or withheld from any additional amount paid by X to Y under this Section 2(d)) promptly upon the earlier of determining that such deduction or withholding is required or receiving notice that such amount has been assessed against Y;

            (3) promptly forward to Y an official receipt (or a certified copy), or other documentation reasonably acceptable to Y, evidencing such payment to such authorities; and

            (4) if such Tax is an Indemnifiable Tax, pay to Y, in addition to the payment to which Y is otherwise entitled under this Agreement, such additional amount as is necessary to ensure that the net amount actually received by Y (free and clear of Indemnifiable Taxes, whether assessed against X or Y) will equal the full amount Y would have received had no such deduction or withholding been required. However, X will not be required to pay any additional amount to Y to the extent that it would not be required to be paid but for:

              (A) the failure by Y to comply with or perform any agreement contained in Section 4(a)(i), 4(a)(iii) or 4(d); or

              (B) the failure of a representation made by Y pursuant to Section 3(f) to be accurate and true unless such failure would not have occurred but for (I) any action taken by a taxing authority, or brought in a court of competent jurisdiction, on or after the date on which a Transaction is entered into (regardless of whether such action is taken or brought with respect to a party to this Agreement) or (II) a Change in Tax Law.

      (ii)  LIABILITY.  If:

            (1) X is required by any applicable law, as modified by the practice of any relevant governmental revenue authority, to make any deduction or withholding in respect of which X would not be required to pay an additional amount to Y under Section 2(d)(i)(4);

            (2)  X does not so deduct or withhold; and

            (3) a liability resulting from such Tax is assessed directly against X,

then, except to the extent Y has satisfied or then satisfies the liability resulting from such Tax, Y will promptly pay to X the amount of such liability (including any related liability for interest, but including any related liability for penalties only if Y has failed to comply with or perform any agreement contained in Section 4(a)(i), 4(a)(iii) or 4(d)).

(e) DEFAULT INTEREST; OTHER AMOUNTS. Prior to the occurrence or effective designation of an Early Termination Date in respect of the relevant Transaction, a party that defaults in the performance of any payment obligation will, to the extent permitted by law and subject to
Section 6(c), be required to pay interest (before as well as after judgment) on the overdue amount to the other party on demand in the same currency as such overdue amount, for the period from (and including) the original due date for payment to (but excluding) the date of actual payment, at the Default Rate. Such interest will be calculated on the basis of daily compounding and the actual number of days elapsed. If, prior to the occurrence or effective designation of an Early Termination Date in respect of the relevant Transaction, a party defaults in the performance of any obligation required to be settled by delivery, it will compensate the other party on demand if and to the extent provided for in the relevant Confirmation or elsewhere in this Agreement.

3.   Representations

Each party represents to the other party (which representations will be deemed to be repeated by each party on each date on which a Transaction is entered into and, in the case of the representations in
Section 3(f), at all times until the termination of this Agreement) that:

(a)   Basic Representations.

      (i) Status. It is duly organized and validly existing under the laws of the jurisdiction of its organisation or incorporation and, if relevant under such laws, in good standing;

      (ii) Powers. It has the power to execute this Agreement and any other documentation relating to this Agreement to which it is a party, to deliver this Agreement and any other documentation relating to this Agreement that it is required by this Agreement to deliver and to perform its obligations under this Agreement and any obligations it has under any Credit Support Document to which it is a party and has taken all necessary action to authorize such execution, delivery and performance;

      (iii) No Violation or Conflict. Such execution, delivery and performance do not violate or conflict with any law applicable to it, any provision of its constitutional documents, any order or judgment of any court or other agency of government applicable to it or any of its assets or any contractual restriction binding on or affecting it or any of its assets;

      (iv) Consents. All governmental and other consents that are required to have been obtained by it with respect to this Agreement or any Credit Support Document to which it is a party have been obtained and are in full force and effect and all conditions of any such consents have been complied with; and

      (v) Obligations Binding. Its obligations under this Agreement and any Credit Support Document to which it is a party constitute its legal, valid and binding obligations, enforceable in accordance with their respective terms (subject to applicable bankruptcy, reorganisation, insolvency, moratorium or similar laws affecting creditors' rights generally and subject, as to enforceability, to equitable principles of general application (regardless of whether enforcement is sought in a proceeding in equity or at law)).

      (b)  Absence of Certain Events.  No Event of Default or
      Potential Event of Default or, to its knowledge, Termination Event with respect to it has occurred and is continuing and no such event or circumstance would occur as a result of its entering into or performing its obligations under this Agreement or any Credit Support Document to which it is a party.

      (c) Absence of Litigation. There is not pending or, to its knowledge, threatened against it or any of its Affiliates any action, suit or proceeding at law or in equity or before any court, tribunal, governmental body, agency or official or any arbitrator that is likely to affect the legality, validity or enforceability against it of this Agreement or any Credit Support Document to which it is a party or its ability to perform its obligations under this Agreement or such Credit Support Document.

      (d) Accuracy of Specified Information. All applicable information that is furnished in writing by or on behalf of it to the other party and is identified for the purpose of this
      Section 3(d) in the Schedule is, as of the date of the information, true, accurate and complete in every material respect.

      (e) Payer Tax Representation. Each representation specified in the Schedule as being made by it for the purpose of this
      Section 3(e) is accurate and true.

      (f) Payee Tax Representations. Each representation specified in the Schedule as being made by it for the purpose of this
      Section 3(f) is accurate and true.

4.   AGREEMENTS

Each party agrees with the other that, so long as either party has or may have any obligation under this Agreement or under any Credit
Support Document to which it is a party:

(a) FURNISH SPECIFIED INFORMATION. It will deliver to the other party or, in certain cases under subparagraph (iii) below, to such government or taxing authority as the other party reasonably directs:

     (i) any forms, documents or certificates relating to taxation specified in the Schedule or any Confirmation;

     (ii) any other documents specified in the Schedule or any Confirmation; and

     (iii) upon reasonable demand by such other party, any form or document that may be required or reasonably requested in writing in order to allow such other party or its Credit Support Provider to make a payment under this Agreement or any applicable Credit Support Document without any deduction or withholding for or on account of any Tax or with such deduction or withholding at a reduced rate (so long as the completion, execution or submission of such form or document would not materially prejudice the legal or commercial position of the party in receipt of such demand), with any such form or document to be accurate and completed in a manner reasonably satisfactory to such other party and to be executed and to be delivered with any reasonably required certification, in each case by the date specified in the Schedule or such confirmation or, if none is specified, as soon as reasonably practicable.

(b) MAINTAIN AUTHORIZATIONS. It will use all reasonable efforts to maintain in full force and effect all consents of any governmental or other authority that are required to be obtained by it with respect to this Agreement or any Credit Support Document to which it is a party and will use all reasonable efforts to obtain any that may become necessary in the future.

(c) COMPLY WITH LAWS. It will comply in all material respects with all applicable laws and orders to which it may be subject if failure so to comply would materially impair its ability to perform its obligations under this Agreement or any Credit Support Document to which it is a party.

(d) TAX AGREEMENT. It will give notice of any failure of a representation made by it under Section 3(f) to be accurate and true promptly upon learning of such failure.

(e) PAYMENT OF STAMP TAX. Subject to Section 11, it will pay any Stamp Tax levied or imposed upon it or in respect of its execution or performance of this Agreement by a jurisdiction in which it is incorporated, organized, managed and controlled, or considered to have its seat, or in which a branch or office through which it is acting for the purpose of this Agreement is located ("Stamp Tax Jurisdiction") and will indemnify the other party against any Stamp Tax levied or imposed upon the other party or in respect of the other party's execution or performance of this Agreement by any such Stamp Tax Jurisdiction which is not also a Stamp Tax Jurisdiction with respect to the other party.

5.   EVENTS OF DEFAULT AND TERMINATION EVENTS

(a) EVENTS OF DEFAULT. The occurrence at any time with respect to a party or, if applicable, any Credit Support Provider of such party or any Specified Entity of such party of any of the following events constitutes an event of default (an "Event of Default") with respect to such party:

     (i) FAILURE TO PAY OR DELIVER. Failure by the party to make, when due, any payment under this Agreement or delivery under
     Section 2(a)(i) or 2(e) required to be made by it if such failure is not remedied on or before the third Local Business Day after notice of such failure is given to the party;

     (ii) BREACH OF AGREEMENT. Failure by the party to comply with or perform any agreement or obligation (other than an obligation to make any payment under this Agreement or delivery under
     Section 2(a)(i) or 2(e) or to give notice of a Termination Event or any agreement or obligation under Section 4(a)(i), 4(a)(iii) or 4(d)) to be complied with or performed by the party in accordance with this Agreement if such failure is not remedied on or before the thirtieth day after notice of such failure is given to the party;

     (iii)  CREDIT SUPPORT DEFAULT.

           (1) Failure by the party or any Credit Support Provider of such party to comply with or perform any agreement or obligation to be complied with or performed by it in accordance with any Credit Support Document if such failure is continuing after any applicable grace period has elapsed;

           (2) the expiration or termination of such Credit Support Document or the failing or ceasing of such Credit Support Document to be in full force and effect for the purpose of this Agreement (in either case other than in accordance with its terms) prior to the satisfaction of all obligations of such party under each Transaction to which such Credit Support Document relates without the written consent of the other party; or

           (3) the party or such Credit Support Provider disaffirms, disclaims, repudiates or rejects, in whole or in part, or challenges the validity of, such Credit Support Document;

     (iv) MISREPRESENTATION. A representation (other than a representation under Section 3(e) or (f)) made or repeated or deemed to have been made or repeated by the party or any Credit Support Provider of such party in this Agreement or any Credit Support Document proves to have been incorrect or misleading in any material respect when made or repeated or deemed to have been made or repeated;

     (v) DEFAULT UNDER SPECIFIED TRANSACTION. The party, any Credit Support Provider of such party or any applicable Specified Entity of such party (1) defaults under a Specified Transaction and, after giving effect to any applicable notice requirement or grace period, there occurs a liquidation of, an acceleration of obligations under, or an early termination of, that Specified Transaction, (2) defaults, after giving effect to any applicable notice requirement or grace period, in making any payment or delivery due on the last payment, delivery or exchange date of, or any payment on early termination of, a Specified Transaction (or such default continues for at least three Local Business Days if there is no applicable notice requirement or grace period) or (3) disaffirms, disclaims, repudiates or rejects in whole or in part, a Specified Transaction (or such action is taken by any person or entity appointed or empowered to operate it or act on its behalf);

     (vi) CROSS DEFAULT. If "Cross Default" is specified in the Schedule as applying to the party, the occurrence or existence of (1) a default, event of default or other similar condition or event (however described) in respect of such party, any Credit Support Provider of such party or any applicable Specified
     Entity of such party under one or more agreements or instruments relating to Specified Indebtedness of any of them (individually or collectively) in an aggregate amount of not less than the applicable Threshold Amount (as specified in the Schedule) which has resulted in such Specified Indebtedness becoming, or becoming capable at such time of being declared, due and payable under such agreements or instruments, before it would otherwise have been due and payable or (2) a default by such party, such Credit Support Provider or such Specified Entity (individually or collectively) in making one or more payments on the due date thereof in an aggregate amount of not less than the applicable Threshold Amount under such agreements or instruments (after giving effect to any applicable notice requirement or grace period);

     (vii) BANKRUPTCY. The party, any Credit Support Provider of such party or any applicable Specified Entity of such party:

           (1) is dissolved (other than pursuant to a consolidation, amalgamation or merger); (2) becomes insolvent or is unable to pay its debts or fails or admits in writing its inability generally to pay its debts as they become due;
           (3) makes a general assignment, arrangement or composition with or for the benefit of its creditors; (4) institutes or has instituted against it a proceeding seeking a judgment of insolvency or bankruptcy or any other relief under any bankruptcy or insolvency law or other similar law affecting creditors' rights, or a petition is presented for its winding-up or liquidation, and, in the case of any such proceeding or petition instituted or presented against it, such proceeding or petition (A) results in a judgment of insolvency or bankruptcy or the entry of an order for relief or the making of an order for its winding-up or liquidation or (B) is not dismissed, discharged, stayed or restrained in each case within 30 days of the institution or presentation thereof; (5) has a resolution passed for its winding-up, official management or liquidation (other than pursuant to a consolidation, amalgamation or merger);
           (6) seeks or becomes subject to the appointment of an administrator, provisional liquidator, conservator, receiver, trustee, custodian or other similar official for it or for all or substantially all its assets; (7) has a secured party take possession of all or substantially all its assets or has a distress, execution, attachment, sequestration or other legal process levied, enforced or sued on or against all or substantially all its assets and such secured party maintains possession, or any such process is not dismissed, discharged, stayed or restrained, in each case within 30 days thereafter: (8) causes or is subject to any event with respect to it which, under the applicable laws of any jurisdiction, has an analogous effect to any of the events specified in clauses (1) to (7) (inclusive); or (9) takes any action in furtherance of, or indicating its consent to, approval of, or acquiescence in, any of the foregoing acts; or

    (viii) MERGER WITHOUT ASSUMPTION. The party or any Credit Support Provider of such party consolidates or amalgamates with, or merges with or into, or transfers all or substantially all its assets to, another entity and, at the time of such consolidation, amalgamation, merger or transfer:

           (1) the resulting, surviving or transferee entity fails to assume all the obligations of such party or such Credit Support Provider under this Agreement or any Credit Support Document to which it or its predecessor was a party by operation of law or pursuant to an agreement reasonably satisfactory to the other party to this Agreement; or

           (2) the benefits of any Credit Support Document fail to extend (without the consent of the other party) to the performance by such resulting, surviving or transferee entity of its obligations under this Agreement.

(b) TERMINATION EVENTS. The occurrence at any time with respect to a party or, if applicable, any Credit Support Provider of such party or any Specified Entity of such party of any event specified below constitutes an Illegality if the event is specified in (i) below, a Tax Event if the event is specified in (ii) below or a Tax Event Upon Merger if the event is specified in (iii) below, and, if specified to be applicable, a Credit Event Upon Merger if the event is specified pursuant to (iv) below or an Additional Termination Event if the event is specified pursuant to (v) below:

     (i) ILLEGALITY. Due to the adoption of, or any change in, any applicable law after the date on which a Transaction is entered into, or due to the promulgation of, or any change in, the interpretation by any court, tribunal or regulatory authority with competent jurisdiction of any applicable law after such date, it becomes unlawful (other than as a result of a breach by the party of Section 4(b)) for such party (which will be the Affected Party):

          (1) to perform any absolute or contingent obligation to make a payment or delivery or to receive a payment or delivery in respect of such Transaction or to comply with any other material provision of this Agreement relating to such Transaction; or

          (2) to perform, or for any Credit Support Provider of such party to perform, any contingent or other obligation which the party (or such Credit Support Provider) has under any Credit Support Document relating to such Transaction;

     (ii) TAX EVENT. Due to (x) any action taken by a taxing authority, or brought in a court of competent jurisdiction, on or after the date on which a Transaction is entered into (regardless of whether such action is taken or brought with respect to a party to this Agreement) or (y) a Change in Tax Law, the party (which will be the Affected Party) will, or there is a substantial likelihood that it will, on the next succeeding Scheduled Payment Date (1) be required to pay to the other party an additional amount in respect of an Indemnifiable Tax under
     Section 2(d)(i)(4) (except in respect of interest under Section 2(e), 6(d)(ii) or 6(e)) or (2) receive a payment from which an amount is required to be deducted or withheld for or on account of a Tax (except in respect of interest under Section 2(e), 6(d)(ii) or 6(e)) and no additional amount is required to be paid in respect of such Tax under Section 2(d)(i)(4) (other than by reason of Section 2(d)(i)(4)(A) or (B));

     (iii) TAX EVENT UPON MERGER. The party (the "Burdened Party") on the next succeeding Scheduled Payment Date will either (1) be required to pay an additional amount in respect of an Indemnifiable Tax under Section 2(d)(i)(4) (except in respect of interest under Section 2(e), 6(d)(ii) or 6(e)) or (2) receive a payment from which an amount has been deducted or withheld for or on account of any Indemnifiable Tax in respect of which the other party is not required to pay an additional amount (other than by reason of Section 2(d)(i)(4)(A) or (B)), in either case as a result of a party consolidating or amalgamating with, or merging with or into, or transferring all or substantially all its assets to, another entity (which will be the Affected Party) where such action does not constitute an event described in Section 5(a)(viii);

     (iv) CREDIT EVENT UPON MERGER. If "Credit Event Upon Merger" is specified in the Schedule as applying to the party, such party ("X"), any Credit Support Provider of X or any applicable Specified Entity of X consolidates or amalgamates with, or merges with or into, or transfers all or substantially all its assets to, another entity and such action does not constitute an event described in Section 5(a)(viii) but the creditworthiness of the resulting, surviving or transferee entity is materially weaker than that of X, such Credit Support Provider or such Specified Entity, as the case may be, immediately prior to such action (and, in such event, X or its successor or transferee, as appropriate, will be the Affected Party); or

     (v) ADDITIONAL TERMINATION EVENT. If any "Additional Termination Event" is specified in the Schedule or any Confirmation as applying, the occurrence of such event (and, in such event, the Affected Party or Affected Parties shall be as specified for such Additional Termination Event in the Schedule or such Confirmation).

(c) EVENT OF DEFAULT AND ILLEGALITY. If an event or circumstance which would otherwise constitute or give rise to an Event of Default also constitutes an Illegality, it will be treated as an Illegality and will not constitute an Event of Default.

6.  Early Termination

(a) RIGHT TO TERMINATE FOLLOWING EVENT OF DEFAULT. If at any time an Event of Default with respect to a party (the "Defaulting Party") has occurred and is then continuing, the other party (the "Non-defaulting Party") may, by not more than 20 days notice to the Defaulting Party specifying the relevant Event of Default, designate a day not earlier than the day such notice is effective as an Early Termination Date in respect of all outstanding Transactions. If, however, "Automatic Early Termination" is specified in the Schedule as applying to a party, then an Early Termination Date in respect of all outstanding Transactions will occur immediately upon the occurrence with respect to such party of an Event of Default specified in Section 5(a)(vii)(l), (3), (5), (6) or, to the extent analogous thereto, (8), and as of the time immediately preceding the institution of the relevant proceeding or the presentation of the relevant petition upon the occurrence with respect to such party of an Event of Default specified in Section 5(a)(vii)(4) or, to the extent analogous thereto,
(8).

(b) Right to Terminate Following Termination Event.

    (i) NOTICE. If a Termination Event occurs, an Affected Party will, promptly upon becoming aware of it, notify the other party, specifying the nature of that Termination Event and each Affected Transaction and will also give such other information about that Termination Event as the other party may reasonably require.

    (ii) TRANSFER TO AVOID TERMINATION EVENT. If either an Illegality under Section 5(b)(i)(1) or a Tax Event occurs and there is only one Affected Party, or if a Tax Event Upon Merger occurs and the Burdened Party is the Affected Party, the Affected Party will, as a condition to its right to designate an Early Termination Date under Section 6(b)(iv), use all reasonable efforts (which will not require such party to incur a loss, excluding immaterial, incidental expenses) to transfer within 20 days after it gives notice under Section 6(b)(i) all its rights and obligations under this Agreement in respect of the Affected Transactions to another of its Offices or Affiliates so that such Termination Event ceases to exist.

    If the Affected Party is not able to make such a transfer it will give notice to the other party to that effect within such 20 day period, whereupon the other party may effect such a transfer within 30 days after the notice is given under Section 6(b)(i).

    Any such transfer by a party under this Section 6(b)(ii) will be subject to and conditional upon the prior written consent of the other party, which consent will not be withheld if such other party's policies in effect at such time would permit it to enter into transactions with the transferee on the terms proposed.

    (iii) TWO AFFECTED PARTIES. If an Illegality under Section 5(b)(i)(1) or a Tax Event occurs and there are two Affected Parties, each party will use all reasonable efforts to reach agreement within 30 days after notice thereof is given under
    Section 6(b)(i) on action to avoid that Termination Event.

    (iv) RIGHT TO TERMINATE.  If:

         (1) a transfer under Section 6(b)(ii) or an agreement under
         Section 6(b)(iii), as the case may be, has not been effected with respect to all Affected Transactions within 30 days after an Affected Party gives notice under Section 6(b)(i); or

         (2) an Illegality under Section 5(b)(i)(2), a Credit Event Upon Merger or an Additional Termination Event occurs, or a Tax Event Upon Merger occurs and the Burdened Party is not the Affected Party, either party in the case of an Illegality, the Burdened Party in the case of a Tax Event Upon Merger, any Affected Party in the case of a Tax Event or an Additional Termination Event if there is more than one Affected Party, or the party which is not the Affected Party in the case of a Credit Event Upon Merger or an Additional Termination Event if there is only one Affected Party may, by not more than 20 days notice to the other party and provided that the relevant Termination Event is then continuing, designate a day not earlier than the day such notice is effective as an Early Termination Date in respect of all Affected Transactions.

(c) EFFECT OF DESIGNATION.

    (i) If notice designating an Early Termination Date is given under Section 6(a) or (b), the Early Termination Date will occur on the date so designated, whether or not the relevant Event of Default or Termination Event is then continuing.

    (ii) Upon the occurrence or effective designation of an Early Termination Date, no further payments or deliveries under Section 2(a)(i) or 2(e) in respect of the Terminated Transactions will be required to be made, but without prejudice to the other provisions of this Agreement. The amount, if any, payable in respect of an Early Termination Date shall be determined pursuant to Section 6(e).

(d) CALCULATIONS.

    (i) STATEMENT. On or as soon as reasonably practicable following the occurrence of an Early Termination Date, each party will make the calculations on its part, if any, contemplated by Section 6(e) and will provide to the other party a statement (1) showing, in reasonable detail, such calculations (including all relevant quotations and specifying any amount payable under Section 6(e)) and (2) giving details of the relevant account to which any amount payable to it is to be paid. In the absence of written confirmation from the source of a quotation obtained in determining a Market Quotation, the records of the party obtaining such quotation will be conclusive evidence of the existence and accuracy of such quotation.

    (ii) PAYMENT DATE. An amount calculated as being due in respect of any Early Termination Date under Section 6(e) will be payable on the day that notice of the amount payable is effective (in the case of an Early Termination Date which is designated or occurs as a result of an Event of Default) and on the day which is two Local Business Days after the day on which notice of the amount payable is effective (in the case of an Early Termination Date which is designated as a result of a Termination Event). Such amount will be paid together with (to the extent permitted under applicable law) interest thereon (before as well as after judgment) in the Termination Currency, from (and including) the relevant Early Termination Date to (but excluding) the date such amount is paid, at the Applicable Rate. Such interest will be calculated on the basis of daily compounding and the actual number of days elapsed.

(e) PAYMENTS ON EARLY TERMINATION. If an Early Termination Date occurs, the following provisions shall apply based on the parties' election in the Schedule of a payment measure, either "Market Quotation" or "Loss", and a payment method, either the "First Method" or the "Second Method". If the parties fail to designate a payment measure or payment method in the Schedule, it will be deemed that "Market Quotation" or the "Second Method", as the case may be, shall apply. The amount, if any, payable in respect of an Early Termination Date and determined pursuant to this Section will be subject to any Set-off.

    (i) EVENTS OF DEFAULT. If the Early Termination Date results from an Event of Default:

         (1) FIRST METHOD AND MARKET QUOTATION. If the First Method and Market Quotation apply, the Defaulting Party will pay to the Non-defaulting Party the excess, if a positive number, of
         (A) the sum of the Settlement Amount (determined by the Non-defaulting Party) in respect of the Terminated Transactions and the Termination Currency Equivalent of the Unpaid Amounts owing to the Non-defaulting Party over (B) the Termination Currency Equivalent of the Unpaid Amounts owing to the Defaulting Party.

         (2) FIRST METHOD AND LOSS. If the First Method and Loss apply, the Defaulting Party will pay to the Non-defaulting Party, if a positive number, the Non-defaulting Party's Loss in respect of this Agreement.

         (3) SECOND METHOD AND MARKET QUOTATION. If the Second Method and Market Quotation apply, an amount will be payable equal to (A) the sum of the Settlement Amount (determined by the Non-defaulting Party) in respect of the Terminated Transactions and the Termination Currency Equivalent of the Unpaid Amounts owing to the Non-defaulting Party less (B) the Termination Currency Equivalent of the Unpaid Amounts owing to the Defaulting Party. If that amount is a positive number, the Defaulting Party will pay it to the Non-defaulting Party; if it is a negative number, the Non-defaulting Party will pay the absolute value of that amount to the Defaulting Party.

         (4) SECOND METHOD AND LOSS. If the Second Method and Loss apply, an amount will be payable equal to the Non-defaulting Party's Loss in respect of this Agreement. If that amount is a positive number, the Defaulting Party will pay it to the Non-defaulting Party; if it is a negative number, the Non-defaulting Party will pay the absolute value of that amount to the Defaulting Party.

    (ii) TERMINATION EVENTS. If the Early Termination Date results from a Termination Event:

         (1) ONE AFFECTED PARTY. If there is one Affected Party, the amount payable will be determined in accordance with Section 6(e)(i)(3), if Market Quotation applies, or Section 6(e)(i)(4), if Loss applies, except that, in either case, references to the Defaulting Party and to the Non-defaulting Party will be deemed to be references to the Affected Party and the party which is not the Affected Party, respectively, and, if Loss applies and fewer than all the Transactions are being terminated, Loss shall be calculated in respect of all Terminated Transactions.

         (2) TWO AFFECTED PARTIES.  If there are two Affected
         Parties:

             (A) if Market Quotation applies, each party will determine a Settlement Amount in respect of the Terminated Transactions, and an amount will be payable equal to (I) the sum of (a) one-half of the difference between the Settlement Amount of the party with the higher Settlement Amount ("X") and the Settlement Amount of the party with the lower Settlement Amount ("Y") and
             (b) the Termination Currency Equivalent of the Unpaid Amounts owing to X less (II) the Termination Currency Equivalent of the Unpaid Amounts owing to Y; and

             (B) if Loss applies, each party will determine its Loss in respect of this Agreement (or, if fewer than all the Transactions are being terminated, in respect of all Terminated Transactions) and an amount will be payable equal to one-half of the difference between the Loss of the party with the higher Loss ("X") and the Loss of the party with the lower Loss ("Y").

         If the amount payable is a positive number, Y will pay it to X; if it is a negative number, X will pay the absolute value of that amount to Y.

    (iii) ADJUSTMENT FOR BANKRUPTCY. In circumstances where an Early Termination Date occurs because "Automatic Early Termination" applies in respect of a party, the amount determined under this
    Section 6(e) will be subject to such adjustments as are appropriate and permitted by law to reflect any payments or deliveries made by one party to the other under this Agreement (and retained by such other party) during the period from the relevant Early Termination Date to the date for payment determined under Section 6(d)(ii).

    (iv) PRE-ESTIMATE. The parties agree that if Market Quotation applies an amount recoverable under this Section 6(e) is a reasonable pre-estimate of loss and not a penalty. Such amount is payable for the loss of bargain and the loss of protection against future risks and except as otherwise provided in this Agreement neither party will be entitled to recover any additional damages as a consequence of such losses.

7.  TRANSFER

Subject to Section 6(b)(ii), neither this Agreement nor any interest or obligation in or under this Agreement may be transferred (whether by way of security or otherwise) by either party without the prior written consent of the other party, except that:

(a) a party may make such a transfer of this Agreement pursuant to a consolidation or amalgamation with, or merger with or into, or transfer of all or substantially all its assets to, another entity (but without prejudice to any other right or remedy under this Agreement); and

(b) a party may make such a transfer of all or any part of its interest in any amount payable to it from a Defaulting Party under
Section 6(e).

Any purported transfer that is not in compliance with this Section will be void.

8.  CONTRACTUAL CURRENCY

(a) PAYMENT IN THE CONTRACTUAL CURRENCY. Each payment under this Agreement will be made in the relevant currency specified in this Agreement for that payment (the "Contractual Currency"). To the extent permitted by applicable law, any obligation to make payments under this Agreement in the Contractual Currency will not be discharged or satisfied by any tender in any currency other than the Contractual Currency, except to the extent such tender results in the actual receipt by the party to which payment is owed, acting in a reasonable manner and in good faith in converting the currency so tendered into the Contractual Currency, of the full amount in the Contractual Currency of all amounts payable in respect of this Agreement. If for any reason the amount in the Contractual Currency so received falls short of the amount in the Contractual Currency payable in respect of this Agreement, the party required to make the payment will, to the extent permitted by applicable law, immediately pay such additional amount in the Contractual Currency as may be necessary to compensate for the shortfall. If for any reason the amount in the Contractual Currency so received exceeds the amount in the Contractual Currency payable in respect of this Agreement, the party receiving the payment will refund promptly the amount of such excess.

(b) JUDGMENTS. To the extent permitted by applicable law, if any judgment or order expressed in a currency other than the Contractual Currency is rendered (i) for the payment of any amount owing in respect of this Agreement, (ii) for the payment of any amount relating to any early termination in respect of this Agreement or (iii) in respect of a judgment or order of another court for the payment of any amount described in (i) or (ii) above, the party seeking recovery, after recovery in full of the aggregate amount to which such party is entitled pursuant to the judgment or order, will be entitled to receive immediately from the other party the amount of any shortfall of the Contractual Currency received by such party as a consequence of sums paid in such other currency and will refund promptly to the other party any excess of the Contractual Currency received by such party as a consequence of sums paid in such other currency if such shortfall or such excess arises or results from any variation between the rate of exchange at which the Contractual Currency is converted into the currency of the judgment or order for the purposes of such judgment or order and the rate of exchange at which such party is able, acting in a reasonable manner and in good faith in converting the currency received into the Contractual Currency, to purchase the Contractual Currency with the amount of the currency of the judgment or order actually received by such party. The term "rate of exchange" includes, without limitation, any premiums and costs of exchange payable in connection with the purchase of or conversion into the Contractual Currency.

(c) SEPARATE INDEMNITIES. To the extent permitted by applicable law, these indemnities constitute separate and independent obligations from the other obligations in this Agreement, will be enforceable as separate and independent causes of action, will apply notwithstanding any indulgence granted by the party to which any payment is owed and will not be affected by judgment being obtained or claim or proof being made for any other sums payable in respect of this Agreement.

(d) EVIDENCE OF LOSS. For the purpose of this Section 8, it will be sufficient for a party to demonstrate that it would have suffered a loss had an actual exchange or purchase been made.

9.  MISCELLANEOUS

(a) ENTIRE AGREEMENT. This Agreement constitutes the entire agreement and understanding of the parties with respect to its subject matter and supersedes all oral communication and prior writings with respect thereto.

(b) AMENDMENTS. No amendment, modification or waiver in respect of this Agreement will be effective unless in writing (including a writing evidenced by a facsimile transmission) and executed by each of the parties or confirmed by an exchange of telexes or electronic messages on an electronic messaging system.

(c) SURVIVAL OF OBLIGATIONS. Without prejudice to Sections 2(a)(iii) and 6(c)(ii), the obligations of the parties under this Agreement will survive the termination of any Transaction.

(d) REMEDIES CUMULATIVE. Except as provided in this Agreement, the rights, powers, remedies and privileges provided in this Agreement are cumulative and not exclusive of any rights, powers, remedies and privileges provided by law.

(e) COUNTERPARTS AND CONFIRMATIONS.

    (i) This Agreement (and each amendment, modification and waiver in respect of it) may be executed and delivered in counterparts (including by facsimile transmission), each of which will be deemed an original.

    (ii) The parties intend that they are legally bound by the terms of each Transaction from the moment they agree to those terms (whether orally or otherwise). A Confirmation shall be entered into as soon as practicable and may be executed and delivered in counterparts (including by facsimile transmission) or be created by an exchange of telexes or by an exchange of electronic messages on an electronic messaging system, which in each case will be sufficient for all purposes to evidence a binding supplement to this Agreement. The parties will specify therein or through another effective means that any such counterpart, telex or electronic message constitutes a Confirmation.

(f) NO WAIVER OF RIGHTS. A failure or delay in exercising any right, power or privilege in respect of this Agreement will not be presumed to operate as a waiver, and a single or partial exercise of any right, power or privilege will not be presumed to preclude any subsequent or further exercise, of that right, power or privilege or the exercise of any other right, power or privilege.

(g) HEADINGS. The headings used in this Agreement are for convenience of reference only and are not to affect the construction of or to be taken into consideration in interpreting this Agreement.

10.  OFFICES; MULTIBRANCH PARTIES

(a) If Section 10(a) is specified in the Schedule as applying, each party that enters into a Transaction through an Office other than its head or home office represents to the other party that, notwithstanding the place of booking office or jurisdiction of incorporation or organisation of such party, the obligations of such party are the same as if it had entered into the Transaction through its head or home office. This representation will be deemed to be repeated by such party on each date on which a Transaction is entered into.

(b) Neither party may change the Office through which it makes and receives payments or deliveries for the purpose of a Transaction without the prior written consent of the other party.

(c) If a party is specified as a Multibranch Party in the Schedule, such Multibranch Party may make and receive payments or deliveries under any Transaction through any Office listed in the Schedule, and the Office through which it makes and receives payments or deliveries with respect to a Transaction will be specified in the relevant Confirmation.

11.  EXPENSES

A Defaulting Party will, on demand, indemnify and hold harmless the other party for and against all reasonable out-of-pocket expenses, including legal fees and Stamp Tax, incurred by such other party by reason of the enforcement and protection of its rights under this Agreement or any Credit Support Document to which the Defaulting Party is a party or by reason of the early termination of any Transaction, including, but not limited to, costs of collection.

12.  NOTICES

(a) EFFECTIVENESS. Any notice or other communication in respect of this Agreement may be given in any manner set forth below (except that a notice or other communication under Section 5 or 6 may not be given by facsimile transmission or electronic messaging system) to the address or number or in accordance with the electronic messaging system details provided (see the Schedule) and will be deemed effective as indicated:

    (i) if in writing and delivered in person or by courier, on the date it is delivered;

    (ii) if sent by telex, on the date the recipient's answerback is received;

    (iii) if sent by facsimile transmission, on the date that transmission is received by a responsible employee of the recipient in legible form (it being agreed that the burden of proving receipt will be on the sender and will not be met by a transmission report generated by the sender's facsimile machine);

    (iv) if sent by certified or registered mail (airmail, if overseas) or the equivalent (return receipt requested), on the date that mail is delivered or its delivery is attempted; or


    (v) if sent by electronic messaging system, on the date that electronic message is received,

unless the date of that delivery (or attempted delivery) or that receipt, as applicable, is not a Local Business Day or that communication is delivered (or attempted) or received, as applicable, after the close of business on a Local Business Day, in which case that communication shall be deemed given and effective on the first following day that is a Local Business Day.

(b) CHANGE OF ADDRESSES. Either party may by notice to the other change the address, telex or facsimile number or electronic messaging system details at which notices or other communications are to be given to it.

13.  GOVERNING LAW AND JURISDICTION

(a) GOVERNING LAW. This Agreement will be governed by and construed in accordance with the law specified in the Schedule.

(b) JURISDICTION. With respect to any suit, action or proceedings relating to this Agreement ("Proceedings"), each party irrevocably:

    (i) submits to the jurisdiction of the English courts, if this Agreement is expressed to be governed by English law, or to the nonexclusive jurisdiction of the courts of the State of New York and the United States District Court located in the Borough of Manhattan in New York City, if this Agreement is expressed to be governed by the laws of the State of New York; and

    (ii) waives any objection which it may have at any time to the laying of venue of any Proceedings brought in any such court, waives any claim that such Proceedings have been brought in an inconvenient forum and further waives the right to object, with respect to such Proceedings, that such court does not have any jurisdiction over such party.

Nothing in this Agreement precludes either party from bringing Proceedings in any other jurisdiction (outside, if this Agreement is expressed to be governed by English law, the Contracting States, as defined in Section 1(3) of the Civil Jurisdiction and Judgments Act 1982 or any modification, extension or re-enactment thereof for the time being in force) nor will the bringing of Proceedings in any one or more jurisdictions preclude the bringing of Proceedings in any other jurisdiction.

(c) SERVICE OF PROCESS. Each party irrevocably appoints the Process Agent (if any) specified opposite its name in the Schedule to receive, for it and on its behalf, service of process in any Proceedings. If for any reason any party's Process Agent is unable to act as such, such party will promptly notify the other party and within 30 days appoint a substitute process agent acceptable to the other party. The parties irrevocably consent to service of process given in the manner provided for notices in Section 12. Nothing in this Agreement will affect the right of either party to serve process in any other manner permitted by law.

(d) WAIVER OF IMMUNITIES. Each party irrevocably waives, to the fullest extent permitted by applicable law, with respect to itself and its revenues and assets (irrespective of their use or intended use), all immunity on the grounds of sovereignty or other similar grounds from (i) suit, (ii) jurisdiction of any court, (iii) relief by way of injunction, order for specific performance or for recovery of property, (iv) attachment of its assets (whether before or after judgment) and (v) execution or enforcement of any judgment to which it or its revenues or assets might otherwise be entitled in any Proceedings in the courts of any jurisdiction and irrevocably agrees, to the extent permitted by applicable law, that it will not claim any such immunity in any Proceedings.

14.  DEFINITIONS

As used in this Agreement:

"ADDITIONAL TERMINATION EVENT" has the meaning specified in Section
5(b).

"AFFECTED PARTY" has the meaning specified in Section 5(b).

"AFFECTED TRANSACTIONS" means (a) with respect to any Termination Event consisting of an Illegality, Tax Event or Tax Event Upon Merger, all Transactions affected by the occurrence of such Termination Event and (b) with respect to any other Termination Event, all Transactions.

"AFFILIATE" means, subject to the Schedule, in relation to any person, any entity controlled, directly or indirectly, by the person, any entity that controls, directly or indirectly, the person or any entity directly or indirectly under common control with the person. For this purpose, "control" of any entity or person means ownership of a majority of the voting power of the entity or person.

"APPLICABLE RATE" means:

(a) in respect of obligations payable or deliverable (or which would have been but for Section 2(a)(iii)) by a Defaulting Party, the Default Rate;

(b) in respect of an obligation to pay an amount under Section 6(e) of either party from and after the date (determined in accordance with Section 6(d)(ii)) on which that amount is payable, the Default Rate;

(c) in respect of all other obligations payable or deliverable (or which would have been but for Section 2(a)(iii)) by a Non-defaulting Party, the Non-default Rate; and

(d)  in all other cases, the Termination Rate.

"BURDENED PARTY" has the meaning specified in Section 5(b).

"CHANGE IN TAX LAW" means the enactment, promulgation, execution or ratification of, or any change in or amendment to, any law (or in the application or official interpretation of any law) that occurs on or after the date on which the relevant Transaction is entered into.

"CONSENT" includes a consent, approval, action, authorization, exemption, notice, filing, registration or exchange control consent.

"CREDIT EVENT UPON MERGER" has the meaning specified in Section 5(b).

"CREDIT SUPPORT DOCUMENT" means any agreement or instrument that is specified as such in this Agreement.

"CREDIT SUPPORT PROVIDER" has the meaning specified in the Schedule.

"DEFAULT RATE" means a rate per annum equal to the cost (without proof or evidence of any actual cost) to the relevant payee (as certified by
it) if it were to fund or of funding the relevant amount plus 1% per annum.

"DEFAULTING PARTY" has the meaning specified in Section 6(a).

"EARLY TERMINATION DATE" means the date determined in accordance with
Section 6(a) or 6(b)(iv).

"EVENT OF DEFAULT" has the meaning specified in Section 5(a) and, if applicable, in the Schedule.

"ILLEGALITY" has the meaning specified in Section 5(b).

"INDEMNIFIABLE TAX" means any Tax other than a Tax that would not be imposed in respect of a payment under this Agreement but for a present or former connection between the jurisdiction of the government or taxation authority imposing such Tax and the recipient of such payment or a person related to such recipient (including, without limitation, a connection arising from such recipient or related person being or having been a citizen or resident of such jurisdiction, or being or having been organized, present or engaged in a trade or business in such jurisdiction, or having or having had a permanent establishment or fixed place of business in such jurisdiction, but excluding a connection arising solely from such recipient or related person having executed, delivered, performed its obligations or received a payment under, or enforced, this Agreement or a Credit Support Document).

"LAW" includes any treaty, law, rule or regulation (as modified, in the case of tax matters, by the practice of any relevant governmental revenue authority) and "LAWFUL" and "UNLAWFUL" will be construed accordingly.

"LOCAL BUSINESS DAY" means, subject to the Schedule, a day on which commercial banks are open for business (including dealings in foreign exchange and foreign currency deposits) (a) in relation to any obligation under Section 2(a)(i), in the place(s) specified in the relevant Confirmation or, if not so specified, as otherwise agreed by the parties in writing or determined pursuant to provisions contained, or incorporated by reference, in this Agreement, (b) in relation to any other payment, in the place where the relevant account is located and, if different, in the principal financial centre, if any, of the currency of such payment, (c) in relation to any notice or other communication, including notice contemplated under Section 5(a)(i), in the city specified in the address for notice provided by the recipient and, in the case of a notice contemplated by Section 2(b), in the place where the relevant new account is to be located and (d) in relation to Section 5(a)(v)(2), in the relevant locations for performance with respect to such Specified Transaction.

"LOSS" means, with respect to this Agreement or one or more Terminated Transactions, as the case may be, and a party, the Termination Currency Equivalent of an amount that party reasonably determines in good faith to be its total losses and costs (or gain, in which case expressed as a negative number) in connection with this Agreement or that Terminated Transaction or group of Terminated Transactions, as the case may be, including any loss of bargain, cost of funding or, at the election of such party but without duplication, loss or cost incurred as a result of its terminating, liquidating, obtaining or reestablishing any hedge or related trading position (or any gain resulting from any of them). Loss includes losses and costs (or gains) in respect of any payment or delivery required to have been made (assuming satisfaction of each applicable condition precedent) on or before the relevant Early Termination Date and not made, except, so as to avoid duplication, if Section 6(e)(i)(1) or (3) or

6(e)(ii)(2)(A) applies. Loss does not include a party's legal fees and out-of-pocket expenses referred to under Section 11. A party will determine its Loss as of the relevant Early Termination Date, or, if that is not reasonably practicable, as of the earliest date thereafter as is reasonably practicable. A party may (but need not) determine its Loss by reference to quotations of relevant rates or prices from one or more leading dealers in the relevant markets.

"MARKET QUOTATION" means, with respect to one or more Terminated Transactions and a party making the determination, an amount determined on the basis of quotations from Reference Market-makers. Each quotation will be for an amount, if any, that would be paid to such party (expressed as a negative number) or by such party (expressed as a positive number) in consideration of an agreement between such party (taking into account any existing Credit Support Document with respect to the obligations of such party) and the quoting Reference Market-maker to enter into a transaction (the "Replacement Transaction") that would have the effect of preserving for such party the economic equivalent of any payment or delivery (whether the underlying obligation was absolute or contingent and assuming the satisfaction of each applicable condition precedent) by the parties under Section 2(a)(i) in respect of such Terminated Transaction or group of Terminated Transactions that would, but for the occurrence of the relevant Early Termination Date, have been required after that date. For this purpose, Unpaid Amounts in respect of the Terminated Transaction or group of Terminated Transactions are to be excluded but, without limitation, any payment or delivery that would, but for the relevant Early Termination Date, have been required (assuming satisfaction of each applicable condition precedent) after that Early Termination Date is to be included. The Replacement Transaction would be subject to such documentation as such party and the Reference Market-maker may, in good faith, agree. The party making the determination (or its agent) will request each Reference Market-maker to provide its quotation to the extent reasonably practicable as of the same day and time (without regard to different time zones) on or as soon as reasonably practicable after the relevant Early Termination Date. The day and time as of which those quotations are to be obtained will be selected in good faith by the party obliged to make a determination under Section 6(e), and, if each party is so obliged, after consultation with the other. If more than three quotations are provided, the Market Quotation will be the arithmetic mean of the quotations, without regard to the quotations having the highest and lowest values. If exactly three such quotations are provided, the Market Quotation will be the quotation remaining after disregarding the highest and lowest quotations. For this purpose, if more than one quotation has the same highest value or lowest value, then one of such quotations shall be disregarded. If fewer than three quotations are provided, it will be deemed that the Market Quotation in respect of such Terminated Transaction or group of Terminated Transactions cannot be determined.

"NON-DEFAULT RATE" means a rate per annum equal to the cost (without proof or evidence of any actual cost) to the Non-defaulting Party (as certified by it) if it were to fund the relevant amount.

"NON-DEFAULTING PARTY" has the meaning specified in Section 6(a).

"OFFICE" means a branch or office of a party, which may be such party's head or home office.

"POTENTIAL EVENT OF DEFAULT" means any event which, with the giving of notice or the lapse of time or both, would constitute an Event of Default.

"REFERENCE MARKET-MAKERS" means four leading dealers in the relevant market selected by the party determining a Market Quotation in good faith (a) from among dealers of the highest credit standing which satisfy all the criteria that such party applies generally at the time in deciding whether to offer or to make an extension of credit and (b) to the extent practicable, from among such dealers having an office in the same city.

"RELEVANT JURISDICTION" means, with respect to a party, the jurisdictions (a) in which the party is incorporated, organized, managed and controlled or considered to have its seat, (b) where an Office through which the party is acting for purposes of this Agreement is located, (c) in which the party executes this Agreement and (d) in relation to any payment, from or through which such payment is made.

"SCHEDULED PAYMENT DATE" means a date on which a payment or delivery is to be made under Section 2(a)(i) with respect to a Transaction.

"SET-OFF" means set-off, offset, combination of accounts, right of retention or withholding or similar right or requirement to which the payer of an amount under Section 6 is entitled or subject (whether arising under this Agreement, another contract, applicable law or otherwise) that is exercised by, or imposed on, such payer.

"SETTLEMENT AMOUNT" means, with respect to a party and any Early
Termination Date, the sum of:

(a)  the Termination Currency Equivalent of the Market Quotations
(whether positive or negative) for each Terminated Transaction or group of Terminated Transactions for which a Market Quotation is determined; and

(b) such party's Loss (whether positive or negative and without reference to any Unpaid Amounts) for each Terminated Transaction or group of Terminated Transactions for which a Market Quotation cannot be determined or would not (in the reasonable belief of the party making the determination) produce a commercially reasonable result.

"SPECIFIED ENTITY" has the meaning specified in the Schedule.

"SPECIFIED INDEBTEDNESS" means, subject to the Schedule, any obligation (whether present or future, contingent or otherwise, as principal or surety or otherwise) in respect of borrowed money.

"SPECIFIED TRANSACTION" means, subject to the Schedule, (a) any transaction (including an agreement with respect thereto) now existing or hereafter entered into between one party to this Agreement (or any Credit Support Provider of such party or any applicable Specified Entity of such party) and the other party to this Agreement (or any

Credit Support Provider of such other party or any applicable Specified Entity of such other party) which is a rate swap transaction, basis swap, forward rate transaction, commodity swap, commodity option, equity or equity index swap, equity or equity index option, bond option, interest rate option, foreign exchange transaction, cap transaction, floor transaction, collar transaction, currency swap transaction, cross-currency rate swap transaction, currency option or any other similar transaction (including any option with respect to any of these transactions), (b) any combination of these transactions and (c) any other transaction identified as a Specified Transaction in this Agreement or the relevant confirmation.

"STAMP TAX" means any stamp, registration, documentation or similar tax.

"TAX" means any present or future tax, levy, impost, duty, charge, assessment or fee of any nature (including interest, penalties and additions thereto) that is imposed by any government or other taxing authority in respect of any payment under this Agreement other than a stamp, registration, documentation or similar tax.

"TAX EVENT" has the meaning specified in Section 5(b).

"TAX EVENT UPON MERGER" has the meaning specified in Section 5(b).

"TERMINATED TRANSACTIONS" means with respect to any Early Termination Date (a) if resulting from a Termination Event, all Affected
Transactions and (b) if resulting from an Event of Default, all Transactions (in either case) in effect immediately before the effectiveness of the notice designating that Early Termination Date (or, if "Automatic Early Termination" applies, immediately before that Early Termination Date).

"TERMINATION CURRENCY" has the meaning specified in the Schedule.

"TERMINATION CURRENCY EQUIVALENT" means, in respect of any amount denominated in the Termination Currency, such Termination Currency amount and, in respect of any amount denominated in a currency other than the Termination Currency (the "Other Currency"), the amount in the Termination Currency determined by the party making the relevant determination as being required to purchase such amount of such Other Currency as at the relevant Early Termination Date, or, if the relevant Market Quotation or Loss (as the case may be), is determined as of a later date, that later date, with the Termination Currency at the rate equal to the spot exchange rate of the foreign exchange agent (selected as provided below) for the purchase of such Other Currency with the Terminated Currency at or about 11:00 a.m. (in the city in which such foreign exchange agent is located) on such date as would be customary for the determination of such a rate for the purchase of such Other Currency for value on the relevant Early Termination Date or that later date. The foreign exchange agent will, if only one party is obliged to make a determination under Section 6(e), be selected in good faith by that party and otherwise will be agreed by the parties.

"TERMINATION EVENT" means an Illegality, a Tax Event or a Tax Event Upon Merger or, if specified to be applicable, a Credit Event Upon Merger or an Additional Termination Event.

"TERMINATION RATE" means a rate per annum equal to the arithmetic mean of the cost (without proof or evidence of any actual cost) to each party (as certified by such party) if it were to fund or of funding such amounts.

"UNPAID AMOUNTS" owing to any party means, with respect to an Early Termination Date, the aggregate of (a) in respect of all Terminated Transactions, the amounts that became payable (or that would have become payable but for Section 2(a)(iii)) to such party under Section 2(a)(i) on or prior to such Early Termination Date and which remain unpaid as at such Early Termination Date and (b) in respect of each Terminated Transaction, for each obligation under Section 2(a)(i) which was (or would have been but for Section 2(a)(iii)) required to be settled by delivery to such party on or prior to such Early Termination Date and which has not been so settled as at such Early Termination Date, an amount equal to the fair market value of that which was (or would have been) required to be delivered as of the originally scheduled date for delivery, in each case together with (to the extent permitted under applicable law) interest, in the currency of such amounts, from (and including) the date such amounts or obligations were or would have been required to have been paid or performed to (but excluding) such Early Termination Date, at the Applicable Rate. Such amounts of interest will be calculated on the basis of daily compounding and the actual number of days elapsed. The fair market value of any obligation referred to in clause (b) above shall be reasonably determined by the party obliged to make the determination under Section 6(e) or, if each party is so obliged, it shall be the average of the Termination Currency Equivalents of the fair market values reasonably determined by both parties.

IN WITNESS WHEREOF the parties have executed this document on the respective dates specified below with effect from the date specified on the first page of this document.

SUNTRUST BANK                       CONSOLIDATED-TOMOKA LAND CO.


By:/S/ Fred D. Woolf                By:/S/ Bruce W. Teeters
   _________________                   _________________________
   Fred D. Woolf                       Bruce W. Teeters
   Vice President                      Sr. Vice President
   Date:05/16/02                       Date:04/29/02

                          SCHEDULE TO THE
                      ISDA MASTER AGREEMENT
               DATED AS OF APRIL 8, 2002, BETWEEN

                            SUNTRUST BANK
                             ("PARTY A")

                                 AND

                     CONSOLIDATED TOMOKA LAND CO.
                             ("PARTY B")

PART 1
DEFINITIONS

1. "AFFILIATE" shall have the meaning assigned to such term in Section 14 of this Agreement.

2. "CALCULATION AGENT" shall mean Party A.

3. "SHAREHOLDERS' EQUITY" means with respect to any entity, at any time, the sum (as shown in the most recent annual audited financial statements of such entity) of (i) its capital stock (including preferred stock) outstanding, taken at par value, (ii) its capital surplus and (iii) its retained earnings, minus (iv) treasury stock, each to be determined in accordance with generally accepted accounting principles.

4. "SPECIFIED ENTITY" shall mean for the purposes of Sections 5(a)(v),
(vi), and (vii), and Section 5(b)(iv) of this Agreement, in the case of Party A, not applicable, and in the case of Party B, any Affiliate of Party B.

5. "SPECIFIED INDEBTEDNESS" shall have the meaning assigned to such term in Section 14 of this Agreement, but shall not include indebtedness in respect of deposits received.

6. "SPECIFIED TRANSACTION" shall have the meaning assigned to such term in Section 14 of this Agreement.

7. "TERMINATION CURRENCY" shall mean United States Dollars.

8. "THRESHOLD AMOUNT" shall mean, for purposes of Section 5(a)(vi) of this Agreement, (a) with respect to Party A, an amount equal to three percent (3%) of its Shareholders' Equity, determined in accordance with generally accepted accounting principles in such party's jurisdiction of incorporation or organization, consistently applied, as at the end of such party's most recently completed fiscal year, and
(b) with respect to Party B, an amount equal to $1,000,000 (or the equivalent thereof in any other currencies), except that with respect to indebtedness under the Loan Agreement, the Threshold Amount shall be $0.00.

Part 2
REPRESENTATIONS

1. TAX REPRESENTATIONS.  None.

2. The following paragraph is added as Section 3(g) of this Agreement:

   "(g) ELIGIBLE CONTRACT PARTICIPANT. It is an Eligible Contract Participant as defined in Section 101(12) of the Commodity Futures Modernization Act of 2000."

PART 3
AGREEMENTS

1. DOCUMENTS TO BE DELIVERED. For purposes of Section 4(a) of this Agreement, each party agrees to deliver the following documents as applicable:

   (a) Certified copies of all documents evidencing necessary corporate authorizations, as well as other authorizations and approvals with respect to the execution, delivery and performance by the party of this Agreement and any Credit Support Document.

   Party required to deliver:  Party B

   Date by which to be delivered:  Upon execution of this Agreement

   Covered by Section 3(d) Representation:  Yes

   (b) An incumbency certificate of an authorized officer of the party certifying the names, true signatures and authority of the officers of the party signing this Agreement and any Credit Support
   Document.

   Party required to deliver:  Party B

   Date by which to be delivered:  Upon execution of this Agreement

   Covered by Section 3(d) Representation:  Yes

   (c) Such other document as the other party may reasonably request in connection with each Transaction.

   Party required to deliver:  Party B

   Date by which to be delivered:  Promptly upon request

   Covered by Section 3(d) Representation:  Yes

   (d) Such other written information respecting the condition or operations, financial or otherwise, of Party B as Party A may reasonably request from time to time

   Party required to deliver:  Party B

   Date by which to be delivered:  Promptly upon request

   Covered by Section 3(d) Representation:  Yes

PART 4
TERMINATION PROVISIONS

1. CROSS DEFAULT. The "Cross Default" provisions of Section 5(a)(vi) of this Agreement shall apply to each of Party A and Party B.

2. CREDIT EVENT UPON MERGER. The "Credit Event Upon Merger" provisions of Section 5(b)(iv) of this Agreement shall apply to each of Party A and Party B.

3. AUTOMATIC EARLY TERMINATION. The "Automatic Early Termination" provision of Section 6(a) of this Agreement shall not apply to either Party A or Party B.

4. PAYMENTS ON EARLY TERMINATION. For purposes of Section 6(e) of this Agreement, Second Method and Loss shall apply.

5. ADDITIONAL TERMINATION EVENT WILL NOT APPLY. Notwithstanding the foregoing, Party A will have the right (but not the obligation) to terminate all or a pro rata portion of any Transaction related to the Loan Agreement and will be entitled to receive from, or will be required to pay to, Party B the fair market value for such termination, as determined by Party A in good faith and in accordance with market practice and its own customary procedures, upon the occurrence of one or more of the following events:

   (a) If the indebtedness under the Loan Agreement is (for whatever reason, in whatever manner) partially or fully paid or discharged (except with respect to any scheduled amortization);

   (b) If Party A ceases to be a party to the Loan Agreement;
   If the lenders party to the Loan Agreement become secured or, if already secured, the lenders obtain additional security thereunder and Party A, in its capacity as a party to this Agreement and any Transaction hereunder, is not entitled to the same rights, privileges, and interest in the collateral and/or guaranty agreements as the lenders are entitled to under the Loan Agreement;

   (c) If there is a default, an event of default, or other similar condition or event (however described) in relation to Party B under the Loan Agreement (without regard to the existence of any waiver or forbearance agreement with respect thereto); and

   (d) If the Loan Agreement is amended, restated, supplemented, or otherwise modified and Party A does not consent, in its sole discretion, to such amendment, restatement, supplement, or other modification.

Party A may exercise such right to terminate, at any time in its sole discretion, following the occurrence of any one of such events through the Termination Date. A failure or delay in exercising the foregoing right to terminate will not be presumed to operate as a waiver, and a single or partial exercise of such right will not be presumed to preclude any subsequent or further exercise of that right.

PART 5
MISCELLANEOUS

1.  NOTICES.  For purposes of Section 12 of this Agreement:

    (a) The address for notice or communication to Party A is:

        SunTrust Capital Markets, Inc.
        Financial Risk Management, Operations
        303 Peachtree Street, N.E.
        23rd Floor, Center Code 3913
        Atlanta, GA  30308
          404-575-2696 (phone)
          404-532-0514 (fax)

    (b) The address for notice or communication to Party B is:

        Mr. Bruce Teeters
        Chief Financial Officer
        Consolidated Tomoka Land Co.
        149 S. Ridgewood Ave.
        Daytona Beach, FL  32114
          386-255-7558 (phone)
          386-239-0555 (fax)

2. GOVERNING LAW. Section 13(a) of this Agreement is hereby restated as follows:

    "(a) GOVERNING LAW. This Agreement will be governed by and construed in accordance with the laws of the State of New York without reference to choice of law doctrine."

3. JURISDICTION. Section 13(b)(i) of this Agreement is hereby restated as follows:

    "(i) submits to the nonexclusive jurisdiction of the courts of the State of Georgia and the United States District Court located in Atlanta, Georgia; and"

4.  PROCESS AGENT.  Process Agent shall not apply to this Agreement.

5. OFFICES. The provisions of Section 10(a) of this Agreement shall not apply to either party.

6.  MULTIBRANCH PARTY.  For purposes of Section 10(c) of this
Agreement, neither Party A nor Party B is a Multibranch Party.

7.  CREDIT SUPPORT PROVIDER.

    Credit Support Provider means in relation to Party A: Not applicable.

    Credit Support Provider means in relation to Party B: Not applicable.

8.  CREDIT SUPPORT DOCUMENT.

    Credit Support Document means in relation to Party A: Not applicable.

    Credit Support Document means in relation to Party B: Any letter of credit, credit agreement, security agreement, mortgage, deed of trust, pledge agreement, assignment agreement, investment agreement, surety bond, or other credit enhancement device, or any combination thereof issued as security for the timely performance of Party B's obligations under this Agreement, as may be acceptable to Party A, including, without limitation, any amendments, supplements, restatements, or other modifications, or any substitutions or replacements thereto in form and substance satisfactory to Party A.


PART 6
ADDITIONAL AGREEMENTS

1. RECORDING OF CONVERSATIONS. Each party (i) consents to the monitoring or recording, at any time and from time to time, by the other party of any and all communications between officers or employees of the parties, (ii) waives any further notice of such monitoring or recording, and (iii) agrees to notify (and, if required by law, obtain the consent of) its officers and employees with respect to such monitoring or recording.

2. MEDIATION AND ARBITRATION. Notwithstanding anything to the contrary contained herein, the parties agree to submit to mediation and, should settlement through mediation not occur, to arbitration any and all claims, disputes, and controversies between them (and their respective employees, officers, directors, affiliates, attorneys, and other agents) resulting from or arising out of this Agreement. Such mediation and arbitration shall proceed in the jurisdiction where Party A is located, shall be governed by the law specified in this Agreement, and shall be conducted (a) in accordance with such rules as may be agreed upon by the parties or (b) in the event the parties do not reach an agreement as to such rules within thirty (30) days after a notice of dispute, in accordance with the Commercial Mediation Rules and Commercial Arbitration Rules of the American Arbitration Association. If, within thirty (30) days after service of a written demand for mediation, the mediation does not result in settlement of the dispute, then any party may demand arbitration, and the decision of the arbitrator(s) shall be binding on the parties. Judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction. It is agreed that the arbitrators shall have no authority to award treble, exemplary, or punitive damages of any type under any circumstances, whether or not such damages may be available under state or federal law, or under the Federal Arbitration Act, or under the Commercial Arbitration Rules of the American Arbitration Association, the parties hereby waiving their right, if any, to recover any such damages.

3. SET OFF. Section 6 of the Agreement is amended by adding the following new subsection 6(f):

    "(f) RIGHT OF SET-OFF." Upon the occurrence of an Event of Default with respect to Party B, or an Illegality or Credit Event
    Upon Merger where Party B is the Affected Party, 	Party A will
    have the right (but not the obligation), without prior notice to Party B or any other person, to set-off any obligation of Party A or any of Party A's present or future Affiliates, branches, or offices owing to Party B, against any obligation of Party B owing to Party A or any of Party A's present or future Affiliates, branches, or offices (whether or not such obligations arise under this Agreement, whether or not matured, whether or not contingent, and regardless of the place of payment or booking office of the obligations). In order to enable Party A to exercise its rights of set-off, if an obligation is unascertained, Party A may in good faith estimate that obligation and set-off in respect of the estimate, subject to Party A accounting to Party B when the obligation is ascertained.

    Nothing in this Section 6(f) shall be effective to create a charge or other security interest. This Section 6(f) shall be without prejudice and in addition to any right of set-off, combination of accounts, lien, or other right to which any party is at any time otherwise entitled (whether by operation of law, contract, or otherwise)."

4. By signing this Schedule, Party B acknowledges that it has received and understands the SunTrust Bank "Terms of Dealing for OTC Risk Management Transactions" and the "Risk Disclosure Statement for OTC Risk Management Transactions" (each attached hereto and incorporated by reference into this Agreement).

Please confirm your agreement to the terms of the foregoing Schedule by signing below.

SUNTRUST BANK                             CONSOLIDATED TOMOKA LAND CO.


By:/S/ Fred D. Woolf                      By:/S/ Bruce W. Teeters
   _________________                         ____________________
   Fred D. Woolf                             Bruce W. Teeters
   Vice President                            Sr. Vice President

                       SunTrust Bank ("SunTrust")
       Terms of Dealing for OTC Risk Management Transactions


In connection with the negotiation, entry into, and performance from time to time of over-the-counter ("OTC") risk management transactions, please be advised that:

SunTrust acts as principal only and does not act as advisor, agent, broker, or fiduciary for or with respect to any counterparty (unless otherwise expressly agreed in a written engagement letter).

SunTrust expects that its counterparties have the authority and capacity to enter into and perform their obligations under their OTC risk management transactions with SunTrust, and SunTrust relies on the express and implied representations of its counterparties with respect thereto.

SunTrust expects that its counterparties possess adequate knowledge and experience to assess independently, or with the assistance of their own advisors, the merits and risks of each OTC risk management transaction that the counterparty may from time to time enter into, amend, or terminate.

SunTrust endeavors to maintain the confidentiality of all confidential counterparty information and expects its counterparties to do the same. Unless a counterparty gives SunTrust written notice to the contrary, each counterparty authorizes SunTrust and all SunTrust affiliates, including SunTrust Capital Markets, Inc. (STCM), to share with each other confidential information concerning a counterparty and/or its accounts for marketing or other purposes from time to time. Any trade ideas, term sheets, and other similar documents sent to counterparties by SunTrust are not to be shared with others.

SunTrust may pay fees, commissions, and other amounts to agents, brokers, and/or other third parties in connection with OTC risk management transactions entered into with counterparties. SunTrust considers the amount of such fees, commissions, and other amounts to be confidential and does not disclose the same to its counterparties.

SunTrust may from time to time receive orders for similar or identical transactions, and SunTrust makes no representation with respect to execution priorities.

STCM's Authorized Officers have the authority to bind SunTrust in connection with OTC risk management transactions. A current list of Authorized Officers may be obtained from STCM upon request.

OTC risk management obligations of SunTrust are not FDIC insured.

                         SunTrust Bank ("SunTrust")
            Risk Disclosure Statement for OTC Risk management Transactions


Over-the-counter ("OTC") risk management transactions, like other financial transactions, involve a variety of significant potential risks. OTC risk management transactions generally include options, forwards, swaps, swaptions, caps, floors, collars, combination and variations of such instruments, and other executory contractual arrangements, and may involve interest rates, currencies, securities, commodities, equities, credit, indices, and other underlying interests.

Before entering into any OTC risk management transaction, you should carefully consider whether the transaction is appropriate for you in light of your experience, objectives, financial and operational resources, and other relevant circumstances. You should also ensure that you fully understand the nature of the transaction and contractual relationship into which you are entering and the nature and extent of your exposure to risk of loss, which may significantly exceed the amount of any initial payment or investment by you.

The specific risks presented by a particular OTC risk management transaction necessarily depend upon the character of the specific transaction and your circumstances. In general, however, all OTC risk management transactions involve the risk of adverse or unanticipated market developments, risk of illiquidity and credit risk, and may involve other material risks. Equity risk management transactions may increase or decrease in value with a change in, among other things, stock prices and interest rates which could result in unlimited loss. In addition, you may be subject to internal operational risks in the event that appropriate internal systems and controls are not in place to monitor the various risks and funding requirements to which you are subject by virtue of your activities in the OTC risk management and related markets. OTC risk management transactions frequently are tailored to permit parties to customize transactions to accomplish complex financial and risk management objectives. Such customization can also introduce significant risk factors of a complex character.

As in any financial transaction, you must understand the requirements (including investment restrictions), if any, applicable to you that are established by your regulators or by your Board of Directors or other governing body. You should also consider the tax and accounting implications of entering into any risk management or other transaction. To the extent appropriate in light of the specific transaction and your circumstances, you should consider consulting such advisers as may be appropriate to assist you in understanding the risks involved. If you are acting in the capacity of financial adviser or agent, you must evaluate the foregoing matters in light of the circumstances applicable to your principal.

In entering into any OTC risk management transaction, you should also take into consideration that, unless you and SunTrust have established in writing an express financial advisory or other fiduciary relationship or you and SunTrust have expressly agreed in writing that you will be relying on SunTrust's recommendations as the primary basis for making your trading or investment decisions, SunTrust is acting solely in the capacity of an arm's-length contractual counterparty and not in the capacity of your financial advisor or fiduciary. In addition, SunTrust or its affiliates may from time to time have substantial long or short positions in and may make a market in or otherwise buy or sell instruments identical or economically related to the OTC risk management transaction entered into with you or may have an investment banking or other commercial relationship with the issuer of any security or financial instrument underlying an OTC risk management transaction entered into with you.

THIS BRIEF STATEMENT DOES NOT DISCLOSE ALL OF THE RISKS AND OTHER SIGNIFICANT ASPECTS OF ENTERING INTO OTC RISK MANAGEMENT TRANSACTIONS. YOU SHOULD REFRAIN FROM ENTERING INTO ANY SUCH TRANSACTION UNLESS YOU FULLY UNDERSTAND ALL SUCH RISK AND HAVE INDEPENDENTLY DETERMINED THAT THE TRANSACTION IS APPROPRIATE FOR YOU.

                          EXHIBIT 10.11

SUNTRUST ROBINSON HUMPHRY
Capital Markets
A Division of SunTrust Capital Markets
303 Peachtree Street, N.E.
23rd Floor, Center Code 3913
Atlanta, Georgia  30308
Member NASD and SIPC

                                                      April 9, 2002

              Confirmation of Interest Rate Transaction

      THIS LETTER AGREEMENT SHOULD BE REVIEWED, EXECUTED BY AN
      AUTHORIZED PERSON(S), AND RETURNED IMMEDIATELY VIA FAX TO
                           404-532-0514.
                  (Please direct any questions to
                   Ken Kuykendall at 678-624-7750.)

Bruce Teeters
Chief Financial Officer
Consolidated Tomoka Land Co.
149 S. Ridgewood Ave.
Daytona Beach, Florida  32114
Ph#: 386-255-7558
Fax#: 386-239-0555

REF: 16252

Dear Mr. Teeters:

     The purpose of this letter agreement is to set forth the terms and conditions of the Rate Transaction entered into between Consolidated Tomoka Land Co. ("Counterparty" or "you") and SunTrust Bank ("SunTrust" or "us") on the Trade Date specified below (the "Transaction"). SunTrust Capital Markets, Inc. acts as agent on behalf of SunTrust with respect to this Transaction. This letter agreement constitutes a "Confirmation" as referred to in the ISDA Master Agreement to be entered into by the parties hereto
(see Section 2(a) below).

     The definitions and provisions contained in the 2000 ISDA Definitions published by the International Swap and Derivatives Association, Inc. ("ISDA"), as amended and supplemented from time to time (the "Definitions"), are incorporated by reference into this Confirmation. In the event of any inconsistency between the Definitions and this Confirmation, this Confirmation will govern.

     This Confirmation supplements, forms a part of, and is subject to the ISDA Master Agreement, as amended and supplemented from time to time (the "Swap Agreement"), between you and us. All provisions contained or incorporated by reference in the Swap Agreement shall govern this Confirmation except as expressly modified below. Prior to the execution and delivery of such Swap Agreement, this Confirmation alone shall constitute a complete and binding agreement with respect to the Transaction.

     Each party is hereby advised, and each such party acknowledges, that the other party has engaged in (or refrained from engaging in) substantial financial transactions and has taken other material actions in reliance upon the parties' entry in the Transaction to which this Confirmation relates on the terms and conditions set forth below.

     This Confirmation shall be governed by and construed in accordance with the laws of the State of New York without reference to choice of law doctrine.

1. The terms of the particular Transaction to which this Confirmation relates are as follows:

     Type of Transaction: Swap Transaction

     Notional Amount: $8,000,000.00 amortizing (see
                       attached Schedule A)

     Trade Date:                            April 8, 2002

     Effective Date:                        July 1, 2002

     Termination Date:                      July 1, 2012

     Fixed Amounts:

       Fixed Rate Payer:                    Counterparty

       Fixed Rate Payer Payment Dates:      The 1st day of each month,
                                            beginning August 1, 2002,
                                            through and including the
                                            Termination Date, subject
                                            to adjustment in
                                            accordance with the
                                            Modified Following
                                            Business Day
                                            Convention

       Fixed Rate:                          7.35% per annum

       Fixed Rate Day Count Fraction:       Actual/360

       Adjustment to Period End Dates:      Inapplicable

     Floating Amounts:

       Floating Rate Payer:                 SunTrust

       Floating Rate Payer Payment Dates:   The 1st day of each month,
                                            beginning August 1, 2002,
                                            through and including the
                                            Termination Date, subject
                                            to adjustment in
                                            accordance with the
                                            Modified Following
                                            Business Day Convention

       Floating Rate for initial
        Calculation Period:                 To be determined

       Floating Rate Day Count Fraction:    Actual/360

       Designated Maturity:                 1 month

       Floating Rate Option:                USD-LIBOR-BBA

       Spread:                              1.25% per annum

       Adjustment to Period End Dates:      Inapplicable

       Reset Dates:                         The first day of each
                                            Floating Rate Payer
                                            Calculation Period

     Calculation Agent:                     SunTrust

     Business Days:                         New York

2. Other Provisions

     (a) Subject to the terms, conditions and limitations of any other agreement between the parties, SunTrust shall have the right, but not the obligation, to terminate this Transaction if seventy-five (75) days have elapsed since the Trade Date and the Swap Agreement has not been executed by you and received by SunTrust. If this right to terminate is exercised, SunTrust will be entitled to receive from you or will be required to pay to you the fair market value for such termination as determined by SunTrust in good faith and in accordance with market practice and its own customary procedures.

     (b) You agree to provide us (i) corporate resolutions, and (ii) a certificate of incumbency with respect to the individual(s) executing this Confirmation, both documents evidencing your authority to enter into this Transaction. This provision shall constitute an additional Agreement for the purpose of Section 4 of the Swap Agreement.

     (c) By signing this Confirmation, you acknowledge that you have received and understand the SunTrust Bank "Terms of Dealing for OTC Risk Management Transactions" and the "Risk Disclosure Statement for OTC Risk Management Transactions" (each attached hereto and incorporated by reference into this Confirmation).

     (d) "Loan Agreement" shall mean each agreement, related by its terms to this Transaction, to which you (as borrower) and SunTrust (or one of its Affiliates) are or hereafter become parties (and to which other lenders may be parties) involving the making of loans, extensions of credit or financial accommodations thereunder or commitments therefor, as the same exists on the Trade Date and without regard to (i) any termination or cancellation thereof, whether by reason of payment of all indebtedness incurred thereunder or otherwise, or
     (ii) unless consented to in writing by SunTrust, any amendment, modification, addition, waiver or consent thereto or thereof.

3. Account Details

   Payments to Counterparty:

   Depository:    [PLEASE ADVISE]
   ABA #
   Favor of:
   Account #

Payments to SunTrust:

   SunTrust Bank
   ABA # 061000104
   FBO:  Bond Wire Clearing
   Account # 9088-0000-95
   Attn: Financial Risk Management, Operations

4. Offices

   (a) The Office of Counterparty for the Transaction is its Daytona Beach office; and

   (b) The Office of SunTrust for the Transaction is its Atlanta office.

     By signing below, you also acknowledge and agree that we have explained to you the risks involved in this Transaction, which risks include but are not limited to the following:

     Market Risk: The risk that the Transaction may increase or decrease in value with a change in, among other things, interest rates or the yield curve; and

     Liquidity Risk: The risk that the Transaction cannot be closed out or disposed of quickly at or near its value.

     You further acknowledge and agree that you understand these risks and the Transaction as a whole, that you are capable of managing the risks associated with this Transaction, that the risks involved in this Transaction are consistent with your financial goals, policies and procedures, and risk tolerance, and that you have determined that this Transaction is appropriate for you.

     Please confirm that the foregoing correctly sets forth the terms of our agreement by signing this copy of this Confirmation and immediately returning it to SunTrust Capital Markets, Inc. via fax at the number indicated on Page 1.

Very truly yours,            Accepted and Confirmed as of the date
                             first written:

SUNTRUST BANK                CONSOLIDATED TOMOKA LAND CO.

By:/S/ Fred D. Woolf         By:/S/ Bruce W. Teeters
   _________________            ____________________
   Fred D. Woolf                Bruce W. Teeters
   Vice President               Sr. Vice President

                        AMORTIZATION SCHEDULE A

PERIOD BEGIN           PERIOD END          NOTIONAL AMOUNT
------------           ----------          ---------------
1-Jul-02               1-Aug-02            8,000,000.00
1-Aug-02               1-Sep-02            7,985,284.31
1-Sep-02               1-Oct-02            7,970,478.48
1-Oct-02               1-Nov-02            7,955,581.97
1-Nov-02               1-Dec-02            7,940,594.22
1-Dec-02               1-Jan-03            7,925,514.66
1-Jan-03               1-Feb-03            7,910,342.75
1-Feb-03               1-Mar-03            7,895,077.90
1-Mar-03               1-Apr-03            7,879,719.56
1-Apr-03               1-May-03            7,864,267.15
1-May-03               1-Jun-03            7,848,720.10
1-Jun-03               1-Jul-03            7,833,077.81
1-Jul-03               1-Aug-03            7,817,339.72
1-Aug-03               1-Sep-03            7,801,505.23
1-Sep-03               1-Oct-03            7,785,573.76
1-Oct-03               1-Nov-03            7,769,544.71
1-Nov-03               1-Dec-03            7,753,417.48
1-Dec-03               1-Jan-04            7,737,191.47
1-Jan-04               1-Feb-04            7,720,866.07
1-Feb-04               1-Mar-04            7,704,440.68
1-Mar-04               1-Apr-04            7,687,914.69
1-Apr-04               1-May-04            7,671,287.47
1-May-04               1-Jun-04            7,654,558.42
1-Jun-04               1-Jul-04            7,637,726.89
1-Jul-04               1-Aug-04            7,620,792.28
1-Aug-04               1-Sep-04            7,603,753.94
1-Sep-04               1-Oct-04            7,586,611.24
1-Oct-04               1-Nov-04            7,569,363.54
1-Nov-04               1-Dec-04            7,552,010.20
1-Dec-04               1-Jan-05            7,534,550.57
1-Jan-05               1-Feb-05            7,516,984.00
1-Feb-05               1-Mar-05            7,499,309.83
1-Mar-05               1-Apr-05            7,481,527.41
1-Apr-05               1-May-05            7,463,636.07
1-May-05               1-Jun-05            7,445,635.15
1-Jun-05               1-Jul-05            7,427,523.97
1-Jul-05               1-Aug-05            7,409,301.87
1-Aug-05               1-Sep-05            7,390,968.15
1-Sep-05               1-Oct-05            7,372,522.13
1-Oct-05               1-Nov-05            7,353,963.14
1-Nov-05               1-Dec-05            7,335,290.47
1-Dec-05               1-Jan-06            7,316,503.43
1-Jan-06               1-Feb-06            7,297,601.32
1-Feb-06               1-Mar-06            7,278,583.44
1-Mar-06               1-Apr-06            7,259,449.07
1-Apr-06               1-May-06            7,240,197.50
1-May-06               1-Jun-06            7,220,828.02
1-Jun-06               1-Jul-06            7,201,339.90
1-Jul-06               1-Aug-06            7,181,732.41
1-Aug-06               1-Sep-06            7,162,004.83
1-Sep-06               1-Oct-06            7,142,156.42
1-Oct-06               1-Nov-06            7,122,786.43
1-Nov-06               1-Dec-06            7,102,094.13

PERIOD BEGIN           PERIOD END          NOTIONAL AMOUNT
------------           ----------          ---------------
1-Dec-06               1-Jan-07            7,081,878.76
1-Jan-07               1-Feb-07            7,061,539.58
1-Feb-07               1-Mar-07            7,041,075.82
1-Mar-07               1-Apr-07            7,020,486.71
1-Apr-07               1-May-07            6,999,771.50
1-May-07               1-Jun-07            6,978,929.41
1-Jun-07               1-Jul-07            6,957,959.66
1-Jul-07               1-Aug-07            6,936,861.47
1-Aug-07               1-Sep-07            6,915,634.05
1-Sep-07               1-Oct-07            6,894,276.62
1-Oct-07               1-Nov-07            6,872,788.37
1-Nov-07               1-Dec-07            6,851,168.50
1-Dec-07               1-Jan-08            6,829,416.22
1-Jan-08               1-Feb-08            6,807,530.70
1-Feb-08               1-Mar-08            6,785,511.13
1-Mar-08               1-Apr-08            6,763,356.70
1-Apr-08               1-May-08            6,741,066.56
1-May-08               1-Jun-08            6,718,639.90
1-Jun-08               1-Jul-08            6,696,075.88
1-Jul-08               1-Aug-08            6,673,373.65
1-Aug-08               1-Sep-08            6,650,532.37
1-Sep-08               1-Oct-08            6,627,551.19
1-Oct-08               1-Nov-08            6,604,429.25
1-Nov-08               1-Dec-08            6,581,165.68
1-Dec-08               1-Jan-09            6,557,759.63
1-Jan-09               1-Feb-09            6,534,210.22
1-Feb-09               1-Mar-09            6,510,516.56
1-Mar-09               1-Apr-09            6,486,677.78
1-Apr-09               1-May-09            6,462,692.99
1-May-09               1-Jun-09            6,438,561.29
1-Jun-09               1-Jul-09            6,414,281.79
1-Jul-09               1-Aug-09            6,389,853.57
1-Aug-09               1-Sep-09            6,365,275.73
1-Sep-09               1-Oct-09            6,340,547.35
1-Oct-09               1-Nov-09            6,315,667.51
1-Nov-09               1-Dec-09            6,290,635.28
1-Dec-09               1-Jan-10            6,265,449.73
1-Jan-10               1-Feb-10            6,240,109.92
1-Feb-10               1-Mar-10            6,214,614.90
1-Mar-10               1-Apr-10            6,188,963.72
1-Apr-10               1-May-10            6,163,155.43
1-May-10               1-Jun-10            6,137,189.07
1-Jun-10               1-Jul-10            6,111,063.66
1-Jul-10               1-Aug-10            6,084,778.23
1-Aug-10               1-Sep-10            6,058,331.80
1-Sep-10               1-Oct-10            6,031,723.39
1-Oct-10               1-Nov-10            6,004,952.00
1-Nov-10               1-Dec-10            5,978,016.64
1-Dec-10               1-Jan-11            5,950,916.30
1-Jan-11               1-Feb-11            5,923,649.97
1-Feb-11               1-Mar-11            5,896,216.63
1-Mar-11               1-Apr-11            5,868,615.27
1-Apr-11               1-May-11            5,840,844.84
1-May-11               1-Jun-11            5,812,904.33
1-Jun-11               1-Jul-11            5,784,792.67

PERIOD BEGIN           PERIOD END          NOTIONAL AMOUNT
------------           ----------          ---------------
1-Jul-11               1-Aug-11            5,756,508.83
1-Aug-11               1-Sep-11            5,728,051.76
1-Sep-11               1-Oct-11            5,699,420.38
1-Oct-11               1-Nov-11            5,670,613.64
1-Nov-11               1-Dec-11            5,641,630.45
1-Dec-11               1-Jan-12            5,612,469.75
1-Jan-12               1-Feb-12            5,583,130.43
1-Feb-12               1-Mar-12            5,553,611.41
1-Mar-12               1-Apr-12            5,523,911.59
1-Apr-12               1-May-12            5,494,029.86
1-May-12               1-Jun-12            5,463,965.10
1-Jun-12               1-Jul-12            5,433,716.19

                    SunTrust Bank ("SunTrust")
        Terms of Dealing for OTC Risk Management Transactions


In connection with the negotiation, entry into, and performance from time to time of over-the-counter ("OTC") risk management transactions, please be advised that:

SunTrust acts as principal only and does not act as advisor, agent, broker, or fiduciary for or with respect to any counterparty (unless otherwise expressly agreed in a written engagement letter).

SunTrust expects that its counterparties have the authority and capacity to enter into and perform their obligations under their OTC risk management transactions with SunTrust, and SunTrust relies on the express and implied representations of its counterparties with respect thereto.

SunTrust expects that its counterparties possess adequate knowledge and experience to assess independently, or with the assistance of their own advisors, the merits and risks of each OTC risk management transaction that the counterparty may from time to time enter into, amend, or terminate.

SunTrust endeavors to maintain the confidentiality of all confidential counterparty information and expects its counterparties to do the same. Unless a counterparty gives SunTrust written notice to the contrary, each counterparty authorizes SunTrust and all SunTrust affiliates, including SunTrust Capital Markets, Inc. (STCM), to share with each other confidential information concerning a counterparty and/or its accounts for marketing or other purposes from time to time. Any trade ideas, term sheets, and other similar documents sent to counterparties by SunTrust are not to be shared with others.

SunTrust may pay fees, commissions, and other amounts to agents, brokers, and/or other third parties in connection with OTC risk management transactions entered into with counterparties. SunTrust considers the amount of such fees, commissions, and other amounts to be confidential and does not disclose the same to its counterparties.

SunTrust may from time to time receive orders for similar or identical transactions, and SunTrust makes no representation with respect to execution priorities.

STCM's Authorized Officers have the authority to bind SunTrust in connection with OTC risk management transactions. A current list of Authorized Officers may be obtained from STCM upon request.

OTC risk management obligations of SunTrust are not FDIC insured.

                     SunTrust Bank ("SunTrust")
                   Risk Disclosure Statement for
                 OTC Risk management Transactions


Over-the-counter ("OTC") risk management transactions, like other financial transactions, involve a variety of significant potential risks. OTC risk management transactions generally include options, forwards, swaps, swaptions, caps, floors, collars, combination and variations of such instruments, and other executory contractual arrangements, and may involve interest rates, currencies, securities, commodities, equities, credit, indices, and other underlying interests.

Before entering into any OTC risk management transaction, you should carefully consider whether the transaction is appropriate for you in light of your experience, objectives, financial and operational resources, and other relevant circumstances. You should also ensure that you fully understand the nature of the transaction and contractual relationship into which you are entering and the nature and extent of your exposure to risk of loss, which may significantly exceed the amount of any initial payment or investment by you.

The specific risks presented by a particular OTC risk management transaction necessarily depend upon the character of the specific transaction and your circumstances. In general, however, all OTC risk management transactions involve the risk of adverse or unanticipated market developments, risk of illiquidity and credit risk, and may involve other material risks. Equity risk management transactions may increase or decrease in value with a change in, among other things, stock prices and interest rates which could result in unlimited loss. In addition, you may be subject to internal operational risks in the event that appropriate internal systems and controls are not in place to monitor the various risks and funding requirements to which you are subject by virtue of your activities in the OTC risk management and related markets. OTC risk management transactions frequently are tailored to permit parties to customize transactions to accomplish complex financial and risk management objectives. Such customization can also introduce significant risk factors of a complex character.

As in any financial transaction, you must understand the requirements (including investment restrictions), if any, applicable to you that are established by your regulators or by your Board of Directors or other governing body. You should also consider the tax and accounting implications of entering into any risk management or other transaction. To the extent appropriate in light of the specific transaction and your circumstances, you should consider consulting such advisers as may be appropriate to assist you in understanding the risks involved. If you are acting in the capacity of financial adviser or agent, you must evaluate the foregoing matters in light of the circumstances applicable to your principal.

In entering into any OTC risk management transaction, you should also take into consideration that, unless you and SunTrust have established in writing an express financial advisory or other fiduciary relationship or you and SunTrust have expressly agreed in writing that you will be relying on SunTrust's recommendations as the primary basis for making your trading or investment decisions, SunTrust is acting solely in the capacity of an arm's-length contractual counterparty and not in the capacity of your financial advisor or fiduciary. In addition, SunTrust or its affiliates may from time to time have substantial long or short positions in and may make a market in or otherwise buy or sell instruments identical or economically related to the OTC risk management transaction entered into with you or may have an investment banking or other commercial relationship with the issuer of any security or financial instrument underlying an OTC risk management transaction entered into with you.

THIS BRIEF STATEMENT DOES NOT DISCLOSE ALL OF THE RISKS
AND OTHER SIGNIFICANT ASPECTS OF ENTERING INTO OTC RISK MANAGEMENT TRANSACTIONS. YOU SHOULD REFRAIN FROM ENTERING INTO ANY SUCH
TRANSACTION UNLESS YOU FULLY UNDERSTAND ALL SUCH RISK AND HAVE
INDEPENDENTLY DETERMINED THAT THE TRANSACTION IS APPROPRIATE FOR YOU.

                             EXHIBIT 99.1

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Consolidated-Tomoka Land Co. (The "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William H. McMunn, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/S/ William H. McMunn
---------------------
William H. McMunn
President and
Chief Executive Officer

August 12, 2002

                            Exhibit 99.2

                     CERTIFICATION PURSUANT TO
                       18 U.S.C SECTION 1350,
                       AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Consolidated-Tomoka Land Co. (The "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce W. Teeters, Senior Vice President - Finance and Treasurer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/S/ Bruce W. Teeters
--------------------
Bruce W. Teeters
Senior Vice President-Finance and Treasurer

August 12, 2002