Form 10-Q
period 2002-09-30
CONSOLIDATED TOMOKA LAND CO
filed 2002-11-13
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       ___     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2002

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



 Class of Common Stock                          Outstanding
                                              November 1, 2002

   $1.00 par value                               5,615,579

                     CONSOLIDATED-TOMOKA LAND CO.


                               INDEX

                                                           Page No.
                                                           --------

PART I - FINANCIAL INFORMATION

       Consolidated Condensed Balance Sheets -
         September 30, 2002 and December 31, 2001               3

       Consolidated Condensed Statements of Income -
         Quarter Ended and Nine Months Ended
          September 30, 2002 and 2001                           4

       Consolidated Statement of Shareholders' Equity -
         Nine Months Ended September 30, 2002                   5

       Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended September 30, 2002 and 2001          6

       Notes to Consolidated Condensed Financial Statements     7

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    12

       Controls and Procedures                                  18

PART II -- OTHER INFORMATION                                    19

SIGNATURES                                                      20

                      PART I -- FINANCIAL INFORMATION

                        CONSOLIDATED-TOMOKA LAND CO.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                                    (Unaudited)
                                                    September 30,   December 31,
                                                       2002            2001
                                                    ------------    -----------
ASSETS
Cash                                                $  1,202,394   $  2,797,868
Restricted Cash                                        9,824,855             --
Investment Securities                                  5,601,856      5,487,052
Notes Receivable                                       8,792,117      9,245,576
Real Estate Held for Development and Sale              8,051,609      9,189,609
Refundable Income Taxes                                2,670,832      1,411,557
Other Assets                                           2,979,502      2,314,140
                                                      ----------     ----------
                                                    $ 39,123,165   $ 30,445,802
                                                      ----------     ----------
Property, Plant, and Equipment:
 Land, Timber and Subsurface Interests                 1,948,045      1,877,240
 Golf Buildings, Improvements & Equipment             11,245,765     11,209,610
 Income Properties, Land, Buildings & Improvements    19,808,770     19,808,770
 Other Furnishings and Equipment                         850,147        790,520
                                                      ----------     ----------
  Total Property, Plant & Equipment                   33,852,727     33,686,140
   Less Accumulated Depreciation and Amortization    ( 2,507,841)   ( 1,915,241)
                                                      ----------     ----------
  Net - Property, Plant & Equipment                   31,344,886     31,770,899
                                                      ----------     ----------
     TOTAL ASSETS                                   $ 70,468,051   $ 62,216,701
                                                      ==========     ==========

LIABILITIES
Accounts Payable                                    $     49,291   $    181,712
Accrued Liabilities                                    4,063,328      4,321,739
Deferred Income Taxes                                  7,332,302      2,872,779
Notes Payable                                          9,321,996      9,457,698
                                                      ----------     ----------
     TOTAL LIABILITIES                                20,766,917     16,833,928
                                                      ----------     ----------
SHAREHOLDERS' EQUITY
Common Stock                                           5,615,579      5,615,579
Additional Paid in Capital                               758,470        758,470
Retained Earnings                                     44,090,935     39,008,724
Accumulated Other Comprehensive Loss                 (   763,850)            --
                                                      ----------     ----------
     TOTAL SHAREHOLDERS' EQUITY                       49,701,134     45,382,773
                                                      ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 70,468,051   $ 62,216,701
                                                      ==========     ==========
See accompanying Notes to Consolidated Condensed Financial Statements.

                    CONSOLIDATED-TOMOKA LAND CO.
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                           (Unaudited)                 (Unaudited)
                                          Quarter Ended             Nine Months Ended
                                    --------------------------  --------------------------
                                    September 30,September 30, September 30, September 30,
                                        2002         2001           2002          2001
                                    ------------  ------------  ------------  ------------
Income
  Real Estate Operations:
    Sales and Other Income           $ 8,654,626  $  1,724,155  $ 18,023,918  $  6,666,578
    Costs and Other Expenses          (2,620,540)   (2,009,651)  ( 6,901,840)   (5,894,499)
                                    ------------   -----------   -----------  ------------
                                       6,034,086    (  285,496)   11,122,078       772,079
                                    ------------   -----------   -----------  ------------

  Profit on Sales of Undeveloped
    Real Estate Interests                  1,000         4,333       150,866        56,612
                                    ------------   -----------   -----------  ------------

  Interest and Other Income              244,286       236,642       710,254     1,034,155
                                    ------------   -----------   -----------  ------------

                                       6,279,372    (   44,521)   11,983,198     1,862,846

General and Administrative Expenses   (  738,023)   (2,135,284)  ( 2,528,704)   (4,037,896)
                                    ------------   -----------   -----------  ------------

Income (Loss) Before Income Taxes      5,541,349    (2,179,805)    9,454,494    (2,175,050)

Income Taxes                          (2,082,945)      803,011   ( 3,529,946)      801,229
                                    ------------   -----------   -----------  ------------
Net Income (Loss)                    $ 3,458,404  $ (1,376,794)  $ 5,924,548  $ (1,373,821)
                                    ============   ===========   ===========  ============

Per Share Information:
  Basic and Diluted
   Net Income (Loss)                 $      0.62        ($0.25)  $      1.06        ($0.25)
                                    ============  ============  ============  ============

   Dividends                         $      0.05         $0.05   $      0.15         $0.15
                                    ============  ============  ============  ============

See accompanying Notes to Consolidated Condensed Financial Statements.


                    CONSOLIDATED-TOMOKA LAND CO.
             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                   Accumulated
                              Additional              Other        Total
                    Common     Paid-In  Retained  Comprehensive Shareholders' Comprehensive
                    Stock      Capital  Earnings      Loss         Equity        Income
                    ---------  -------- ----------- ----------- ------------  -----------

Balance,
 December 31, 2001  $5,615,579 $758,470 $39,008,724 $        --  $45,382,773   $       --

Net Income                  --       --   5,924,548          --    5,924,548    5,924,548

Other Comprehensive
 Loss:
  Cash Flow Hedging
  Derivative,
  Net of Tax                --       --          --   ( 763,850)  (  763,850)  (  763,850)

                                                                                ---------
Comprehensive Income        --       --          --          --           --   $5,160,698
                                                                                =========
Cash Dividends
 ($.15 per share)           --       --  (  842,337)         --   (  842,337)
                     ---------  -------  ----------  ----------   ----------
Balance,
 September 30, 2002 $5,615,579 $758,470 $44,090,935 $(  763,850) $49,701,134
                     =========  =======  ==========  ==========   ==========


                  CONSOLIDATED-TOMOKA LAND CO.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                       (Unaudited)
                                                                    Nine Months Ended
                                                              ----------------------------
                                                              September 30,   September 30,
                                                                  2002            2001
                                                              ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                            $  5,924,548    $( 1,373,821)

Adjustments to Reconcile Net Income to Net Cash
 Provided By (Used In) Operating Activities:
 Depreciation and Amortization                                     599,496         536,967
 Compensation Expense on Exercise of Stock Options                      --         660,834
 Tax Benefit of Stock Options Exercised                                 --         132,297
 Loss on Sale of Property, Plant and Equipment                      11,262              --

Decrease (Increase) in Assets:
 Notes Receivable                                                  453,459       5,016,609
 Real Estate Held for Development and Sale                       1,138,000         344,110
 Refundable Income Taxes                                       ( 1,259,275)    (   377,607)
 Other Assets                                                  (   665,362)        217,440

(Decrease) Increase in Liabilities:
 Accounts Payable                                              (   132,421)    (   113,629)
 Accrued Liabilities                                           ( 1,022,261)      1,040,544
 Deferred Income Taxes                                           4,459,523         141,123
                                                                ----------     -----------
  Net Cash Provided By Operating Activities                      9,506,969       6,224,867
                                                                ----------     -----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant, and Equipment                 (   199,245)    (13,839,362)
 Increase in Restricted Cash for Acquisitions
  Through the Like-Kind Exchange Process                       ( 9,824,855)             --
 Net Increase in Investment Securities                         (   114,804)    ( 1,710,407)
 Proceeds from Sale of Property, Plant and Equipment                14,500              --
                                                                ----------     -----------
  Net Cash Used In Investing Activities                        (10,124,404)    (15,549,769)
                                                                ----------     -----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable                                     9,295,000         688,000
 Payments on Notes Payable                                     ( 9,430,702)    ( 1,025,093)
 Cash Proceeds from Exercise of Stock Options                           --          15,134
 Funds Used to Repurchase Common Stock                                  --     (   226,521)
 Dividends Paid                                                (   842,337)    (   836,869)
                                                                ----------    ------------
  Net Cash Used in Financing Activities                        (   978,039)    ( 1,385,349)
                                                                ----------    ------------
Net Decrease in Cash                                           ( 1,595,474)    (10,710,251)
Cash, Beginning of Year                                          2,797,868      12,909,722
                                                                ----------    ------------
Cash, End of Period                                            $ 1,202,394    $  2,199,471
                                                                ==========    ============

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

       Long-Lived Assets. In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002. There were no adjustments to long-lived assets resulting from the adoption of SFAS No. 144 as of September 30, 2002.

       Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee

       Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We have not yet fully assessed the impact of SFAS 146 on our consolidated financial statements, but do not anticipate it to be material.

       Restricted Cash. Restricted cash represents cash held by an intermediary to complete the acquisition of income properties through the deferred income tax like-kind exchange process.

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

                                       Three Months Ended           Nine Months Ended
                                   --------------------------  ---------------------------
                                   September 30, September 30,  September 30, September 30,
                                       2002         2001          2002            2001
                                   ------------  ------------  -------------  ------------
Income Available to Common
 Shareholders:
  Net Income (Loss)                $  3,458,404  $( 1,376,794) $   5,924,548 $(  1,373,821)
                                   ============  ============   ============   ===========
  Weighted Average
   Shares Outstanding                 5,615,579     5,602,790      5,615,579     5,578,375

  Common Shares Applicable to
   Stock Options Using the
   Treasury Stock Method                 12,135            --          8,896            --
                                    -----------  ------------   ------------   -----------
  Total Shares Applicable to
   Diluted Earnings Per Share         5,627,714     5,602,790      5,624,475     5,578,375
                                    ===========  ============   ============   ===========

Basic and Diluted Earnings
 Per Share:
  Net Income (Loss)                       $0.62        ($0.25)         $1.06        ($0.25)
                                    ===========  ============   ============   ===========

3. Notes Payable.  Notes payable consist of the following:

                                      September 30, 2002
                                   --------------------------
                                                   Due Within
                                     Total          One Year
                                   ---------       ----------
    $7,000,000 Line of Credit     $       --       $       --
    Mortgage Notes Payable         9,167,620          197,875
    Industrial Revenue Bond          154,376          111,706
                                   ---------       ----------
                                  $9,321,996       $  309,581
                                   =========       ==========

   Payments applicable to reduction of principal amounts will be required as follows:

     Year Ending September 30,
     ------------------------
     2003                       $  309,581
     2004                          242,851
     2005                          215,420
     2006                        1,431,977
     2007 & Thereafter           7,122,167
                                 ---------
                                $9,321,996
                                 =========

   In the first nine months of 2002 and 2001, interest totaled
   $588,632 and $632,678 respectively. No interest was capitalized during either period.

   On July 1, 2002, the Company entered into an $8,000,000 long-term financing arrangement. The new variable rate debt is for a ten-year term, which has been fixed at a rate of 7.35% through the use of an interest rate swap and secured by 3,000 acres of the Company's most westerly lands. The funds were used to pay off the $7,860,000, 8.8% term note, which became due July 1, 2002. In addition, the Company has placed its unsecured $7,000,000 revolving line of credit with the same financing source. There is no outstanding balance on the line of credit at this time.

   The line of credit agreement contains restrictive covenants, all of which have been met as of and for the period ended September 30, 2002.

4. Business Segment Data. The Company primarily operates in three business segments: real estate, income properties, and golf. Real estate operations include commercial real estate, real estate development, residential, leasing properties for oil and mineral exploration, and forestry operations.

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes. The Company's reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge and skills.

   Information about the Company's operation in different industries is as follows:
                                     Three Months Ended             Nine Months Ended
                                  --------------------------    --------------------------
                                  September 30, September 30,   September 30, September 30,
                                      2002          2001            2002           2001
                                  --------------------------    --------------------------
Revenues:
 Real Estate                     $ 7,211,979     $   352,997    $13,219,154    $ 2,247,276
 Income Properties                   619,900         558,260      1,549,318      1,334,161
 Golf                                822,747         812,898      3,255,446      3,085,141
 General, Corporate and Other        245,286         240,975        861,120      1,090,767
                                   ---------       ---------     ----------      ---------
                                 $ 8,899,912       1,965,130    $18,885,038    $ 7,757,345
                                   =========       =========     ==========      =========

Income (Loss) Before Income taxes:
 Real Estate                     $ 5,974,304     $(  175,888)   $10,616,321    $   778,890
 Income Properties                   522,206         453,629      1,251,516      1,034,560
 Golf                             (  462,424)     (  563,237)    (  745,759)    (1,041,371)
 General, Corporate and Other     (  492,737)     (1,894,309)    (1,667,584)    (2,947,129)
                                   ---------       ---------      ---------      ---------
                                 $ 5,541,349     $(2,179,805)   $ 9,454,494    $(2,175,050)
                                   =========       =========      =========      =========

General, Corporate, and Other revenues consist of revenues from Profit on Sales of Undeveloped Real Estate Interests, and Interest and Other Income.

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

   On April 8, 2002, the Company entered into an interest rate swap agreement to mitigate the interest rate risk on the variable rate debt of the Company. The Company expects the cash flows related to the swap to be highly effective in offsetting the changes in the cash flows of the variable rate debt.

   The change in the fair value of the interest rate swap has resulted in the recording of an accrued liability in the amount of $1,243,548 at September 30, 2002. The change in fair value, net of applicable taxes, in the amount of $763,850, has been recorded as accumulated other comprehensive loss, a component of stockholders' equity. This activity represents a non-cash transaction.

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

RESULTS OF OPERATIONS

Real Estate Operations
----------------------
   Real Estate Sales
   -----------------
   The sale of 301 acres of land during the third quarter of 2002 produced gross profits of $6,100,000. Land sales during the period included the sale of 261 acres of residential property within the LPGA International mixed-use development, including land around the southern Legends golf course. During 2001's third quarter there were no land sales.

   ----------------------------
   For the first nine months of 2002, gross profits of $11,385,000 were generated on the sale of 440 acres of land. This gross profit production represented a significant improvement over the gross profits of $1,440,000 posted on the sale of 32 acres of land during the first nine months of 2001.

   Golf Operations
   ---------------
   Losses from golf operations during the normally slower third quarter totaled $462,000 in 2002, and represent an 18% improvement over 2001's third quarter loss of $563,000. The loss reduction was primarily achieved on a 7% decrease in costs and expenses when compared to prior year. The cost reductions consisted of decreased golf course maintenance costs along with lower food and beverage costs. Overall revenues rose 1% during the three-month period as food and beverage revenues increased 6%, while golf course revenues decreased 1%.

   For the first nine months of 2002, losses from golf operations totaled $746,000. This loss compares to 2001's same period loss of $1,041,000. Losses before depreciation were $436,000 and $741,000 for the nine-month period of 2002 and 2001, respectively. The 28% improvement in bottom line results can be attributed to a 6% increase in revenues combined with a 3% decline in costs and expenses. The revenue gain was the result of increased activity from the food and beverage operations, as revenues from this operation rose 26%. Revenues from golf course activities decreased 1% during the nine-month period as higher average greens fees offset a 16% decline in course play. The cost reductions were realized on cost-saving golf course maintenance practices put in place. Higher food and beverage volume somewhat offset these cost reductions; although, improvements have been made in gross margins realized from these operations.

   Income Properties
   -----------------
   Revenues from income properties increased 11% during the third quarter of 2002, due to the acquisition of a triple-net lease property in November 2001. These gains were somewhat offset by the year-end 2001 disposition of a portion of the auto dealership site which was acquired in 2000. Income properties costs and expenses declined 7% for the quarter due to expenses associated with the auto dealership site sold. Profits from income properties totaled $522,000 for the period a 15% improvement over profits of $454,000 posted in 2001's same period.

   For the first nine months of 2002, profits from income properties rose 21% to $1,252,000. Profits of $1,035,000 were posted in 2001's same period. This gain was generated on a 16% increase in revenues, the result of the acquisition of two income properties in 2001, offset by the disposition of a portion of the auto dealership site. Expenses from income properties were in line with the prior year's costs.

General Corporate and Other
---------------------------
Profits on the sale of undeveloped real estate interests totaled $151,000 for the nine-month period ended September 30, 2002 on the sale of 7 acres of land and the release of subsurface interests. This compares to the sale of 1 acre of land along with release of subsurface interests in 2001's same period, which produced profits of $57,000. Sales in third quarter were minimal in both years.

Interest and other income increased 3% during 2002's third quarter to $244,000. This increase, from $237,000, was attributable to higher interest earned on notes receivable and interest on funds held to purchase properties through the like-kind exchange process. For the nine-month period, interest and other income totaled $710,000 in 2002 compared to $1,034,000 in 2001. This decline was due to lower investment interest earned on reduced investable funds over the nine-month period compared to 2001.

General and administrative expenses decreased 65% and 37% for the three-month and nine-month periods ended September 30, 2002, respectively. The primary reason for these reductions was stock option expense recorded in 2001 on the exercise of stock options and an increase in costs associated with stock appreciation rights.

Net Income and Earnings Before Depreciation and Deferred Taxes
--------------------------------------------------------------
Net income totaling $5,924,548, equivalent to $1.06 per share, for the first nine months of 2002 represented a substantial improvement over the loss of $1,373,821, equivalent to $.25 per share posted in 2001's same period. These favorable results were attributable to the increase in commercial land sales volume, improved financial performance from golf operations and higher income earned from income properties. Also contributing to the improved results were reductions in general and administrative costs, primarily associated with stock options expenses posted in 2001.

The Company also uses Earnings Before Depreciation and Deferred Taxes ("EBDDT") as a performance measure. The Company's strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes. This measure tracks results in this area.

Following is the calculation of EBDDT:

                                                            Quarter Ended
                                                  -----------------------------------
                                                  September 30,          September 30,
                                                      2002                   2001
                                                  -----------------------------------
Net Income (Loss)                                 $3,458,404              $(1,376,794)
   Add Back:
    Depreciation                                     201,428                  185,154
    Deferred Taxes                                 2,267,224                   66,842
                                                   ---------               ----------
Earnings (Loss) Before Depreciation and
 Deferred Taxes                                   $5,927,056              $(1,124,798)
                                                   =========                =========

                                                            Nine Months Ended
                                                   -----------------------------------
                                                   September 30,          September 30,
                                                       2002                   2001
                                                   -----------------------------------
Net Income (Loss)                                  $ 5,924,548             $(1,373,821)
   Add Back:
    Depreciation                                       599,496                 536,968
    Deferred Taxes                                   4,459,523                 141,123
                                                    ----------               ---------
Earnings (Loss) Before Depreciation and
 Deferred Taxes                                    $10,983,567              $( 695,730)
                                                    ==========               =========

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

EBDDT improved dramatically for the first nine months of 2002, not only due to the improved operating results, but also due to a significant change in deferred taxes. The change in deferred taxes was predominantly the result of deferring gains on land sales closed during the period for income tax purposes through the like-kind exchange process along with the deduction of certain deferred compensation expenses during the period.

The sale of the 261 acres of residential land within the LPGA International mixed-use development, along with other development and sales activities, such as the completion and grand opening of the USTA Florida district headquarters facility, on lands adjacent to the LPGA International development, continues to spur buyers' interest in

Company owned land. Contract activity has been relatively strong during 2002; although, it has slowed during summer months, as is typical for the season. A significant contract backlog is in place for closing the remainder of 2002 and in future years. Management continues to focus its efforts on converting this contract backlog to closings. As closings occur, qualifying gains will continue to be deferred for income tax purposes with the acquisition of triple-net-lease properties through the like-kind exchange process. In the event such closings on replacement properties do not occur within the required time frames, income taxes relative to the gains experienced would become currently payable.

Liquidity and Capital Resources
-------------------------------
During the nine months ended September 30, 2002, cash decreased approximately $1,595,000. Operating activities provided cash of $9,507,000, with investing activities using $10,124,000 and financing activities using an additional $978,000. Financing activities included the payment of dividends totaling $842,000, equivalent to $.15 per share. The Company had cash, including restricted cash of $11,027,000 on its balance sheet at September 30, 2002, with an additional
$5,602,000 held in investment securities.   Approximately $9,825,000
was being held by an intermediary for the purchase of income properties utilizing like-kind exchange transactions. The Company has three income properties under contract, for purchase prices totaling $9,970,000. The purchase of one of these properties is expected to be accomplished before the end of the year, with the purchases of the other two properties to be consummated in the first quarter of 2003. Other capital requirements for the remainder of 2002 approximate $300,000. These funds will primarily be spent on roads, entrance features and site development on lands adjacent to Interstate 95 in Daytona Beach, Florida. The Company intends to finance these expenditures with cash on hand and investment securities as they mature, operating activities and existing financing sources.

On July 1, 2002 the Company entered into an $8,000,000 long-term financing arrangement. The new debt is for a ten-year term, which as variable rate debt has been effectively fixed at a rate of 7.35% through a swap agreement, and secured by 3,000 acres of the Company's most western lands. The funds were used to pay off the $7,860,000, 8.8% term note, which became due July 1, 2002. In addition, the Company has placed its unsecured $7,000,000 revolving line of credit with the same financing source. There is no outstanding balance on the line of credit at this time. The interest rate on the line of credit is the lower of 150 basis points above the 30-day LIBOR, or 100 basis points below the prime rate. Currently, the income properties owned by the Company are free of debt. The Company has the ability to borrow against these properties on a non-recourse basis.

Critical Accounting Policies
----------------------------
The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66 "Accounting for Sales of Real Estate."

The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS 66. No income has been deferred for the nine months ended September 30, 2002 as sales have met the established criteria.

In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has reviewed the recoverability of long-lived assets, including real estate held for development and sale, property, plant and equipment and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may or may not be recoverable. There has been no material impairment of long-lived assets reflected in the consolidated financial statements.

At the time, the Company's debt was refinanced, the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss. Through September 30, 2002, a liability of $1,243,548 had been established on the Company's balance sheet. Other comprehensive loss of $763,850 ($1,243,548 net of income taxes of $479,698) was also recorded during the period. Should the Company maintain the debt to maturity, Other Comprehensive Income or Loss will reduce to zero and no income statement effect will be recognized.

      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates.

The Company manages its debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. The Company is primarily exposed to interest rate risk on its $8,000,000 long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management's objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, the Company entered into an interest swap agreement during the second quarter of 2002.

                       CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

           Not Applicable


Item 6.    Exhibits and Reports on Form 8-K

            (a)    Exhibits:

                   Exhibit 11 - Incorporated by Reference on Page 8
                                of this 10-Q report.

                   Exhibit 99.1 -  Certification Pursuant to 18 U.S.C
                                   Section 1350, as Adopted Pursuant
                                   to Section 906 of the Sarbanes-
                                   Oxley Act Of 2002.

                   Exhibit 99.2 -  Certification Pursuant to 18 U.S.C
                                   Section 1350, as Adopted Pursuant
                                   to Section 906 of the Sarbanes-
                                   Oxley Act Of 2002.

            (b)    Reports on Form 8-K

                   On July 24, 2002, a Form 8-K was filed reporting under Item 4, "Changes in Registrant's Certifying Accountant."

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         CONSOLIDATED-TOMOKA LAND CO.
                                                (Registrant)



Date: November 13, 2002
                                         ----------------------------
                                         William H. McMunn, President
                                         and Chief Executive Officer




Date: November 13, 2002
                                         ----------------------------
                                         Bruce W. Teeters, Senior
                                         Vice President - Finance
                                         and Treasurer

                           EXHIBIT 99.1

I, William H. McMunn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Consolidated-Tomoka Land Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


                                       -----------------------
                                       William H. McMunn
                                       President and
                                       Chief Executive Officer

                           EXHIBIT 99.2

I, Bruce W. Teeters, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Consolidated-Tomoka Land Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


                                    --------------------------
                                    Bruce W. Teeters
                                    Sr. Vice President-Finance
                                    and Treasurer