Form 10-Q/A
period 2002-09-30
CONSOLIDATED TOMOKA LAND CO
filed 2002-11-18
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q/A
                             AMENDMENT NO. 1

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

                         EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 is being filed solely to include as Exhibits 99.1 and 99.2 those certifications required by
Section 906 of the Sarbanes-Oxley Act of 2002, which were inadvertently omitted from the original filing of the Form-10Q. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Form 10-Q.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         CONSOLIDATED-TOMOKA LAND CO.
                                                (Registrant)



Date: November 18, 2002                  /S/ William H. McMunn
                                         ----------------------------
                                         William H. McMunn, President
                                         and Chief Executive Officer




Date: November 18, 2002                  /S/ Bruce W. Teeters
                                         ----------------------------
                                         Bruce W. Teeters, Senior
                                         Vice President - Finance
                                         and Treasurer

                        CERTIFICATIONS
I, William H. McMunn, certify that:

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

Date: November 18, 2002

                                       /S/ William H. McMunn
                                       -----------------------
                                       William H. McMunn
                                       President and
                                       Chief Executive Officer

                          CERTIFICATIONS
I, Bruce W. Teeters, certify that:

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

Date: November 18, 2002

                                    /S/ Bruce W. Teeters
                                    --------------------------
                                    Bruce W. Teeters
                                    Sr. Vice President-Finance
                                    and Treasurer

                            Exhibit 99.1

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

November 18, 2002

                             EXHIBIT 99.2

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

November 18, 2002