Form 10-K
period 2002-12-31
CONSOLIDATED TOMOKA LAND CO
filed 2003-03-14
CIK 23795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

        X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
       ----   OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2002

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

                        YES X           NO ___
                           ---

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                                   ---
Indicate by check mark whether the Registrant is an Accelerated Filer
(as defined in Exchange Act Rule 12b-2).  YES  X     NO
                                              ---       ---

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant at June 30, 2002 was approximately
$112,592,359.


The number of shares of the Registrant's Common Stock outstanding on March 1, 2003 was 5,615,579.

Portions of the Proxy Statement of Registrant, which the Company expects will be dated March 14, 2003 are incorporated by reference in
Part III of this report.














































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

The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2003, and thereafter include many factors that are beyond the Company's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand for the Company's real estate parcels, income properties, timber and other products; the impact of competitive real estate; changes in pricing by the Company or its competitors; the costs and other effects of complying with environmental and other regulatory requirements; losses due to natural disasters; and changes in national, regional or local economic and political conditions, such as inflation, deflation, or fluctuation in interest rates.

While the Company periodically reassesses material trends and uncertainties affecting its results of operations and financial condition, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.























                         TABLE OF CONTENTS

                              PART I


Item 1.     BUSINESS...............................................1
Item 2.     PROPERTIES.............................................6
Item 3.     LEGAL PROCEEDINGS......................................7
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....7

                              PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS....................................7
Item 6.     SELECTED FINANCIAL DATA................................9
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS....................10
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK...................................................15
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. ..........16
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES...................16

                              PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....16
Item 11.    EXECUTIVE COMPENSATION.................................16
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.............................................16
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........16

                              PART IV

Item 14.    CONTROLS AND PROCEDURES ...............................17
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K...............................................18

Signatures.........................................................19

Certifications.....................................................20




















                                 PART I
Item 1.  Business
------   --------
Consolidated-Tomoka Land Co. (the "Company") is primarily engaged in the real estate, income properties and golf businesses through its wholly owned subsidiaries, Indigo Group Inc., Indigo Development Inc., Indigo International Inc., Indigo Group Ltd., and Palms Del Mar Inc. Real estate operations include commercial real estate, real estate development, residential, leasing properties for oil and mineral exploration, and forestry operations. Income properties primarily consists of owning properties leased on a triple-net and double-net basis. Golf operations consist of the operation of two golf courses, clubhouse facility, and food and beverage activities. These operations are predominantly located in Volusia County in Florida, with various income properties located throughout the State of Florida.

The following is information regarding the Company's business segments. The "General, Corporate and Other" category includes general and administrative expenses, income earned on investment securities, gains earned on the sale of operating properties and other miscellaneous income and expense items.

                                                  2002         2001        2000
                                                          (IN THOUSANDS)
                                                ---------------------------------
Revenues of each segment are as follows:
 Real Estate                                    $20,627      $ 3,352      $16,401
 Income Properties                                2,062        1,831          248
 Golf                                             4,227        4,065        3,212
 General, Corporate and Other                     1,615        2,102        3,365
                                                ---------------------------------
                                                $28,531      $11,350      $23,226
                                                =================================

Operating income before income tax for each segment is as follows:
 Real Estate                                    $16,350      $ 1,252      $12,396
 Income Properties                                1,662        1,403          184
 Golf                                            (1,264)      (1,329)      (  764)
 General, Corporate and Other                    (1,792)      (2,493)          --
                                                 --------------------------------
                                                $14,956      $(1,167)     $11,816
                                                 ================================

Identifiable assets of each segment are as follows:
 Real Estate                                    $15,774      $15,171      $20,606
 Income Properties                               25,243       22,643        6,333
 Golf                                            10,410       10,769       10,285
 General, Corporate and Other                    22,899       13,634       26,130
                                                 -------------------------------
                                                $74,326      $62,217      $63,354
                                                 ===============================

------   -------------------
Identifiable assets by segment are those assets that are used in each segment. General corporate assets and those used in the Company's other operations consist primarily of cash, investment securities, notes receivable, and property, plant and equipment.

REAL ESTATE OPERATIONS
----------------------
COMMERCIAL DEVELOPMENT. In August of 1989, the Company reached an agreement in principle with the Ladies Professional Golf Association ("LPGA") and the City of Daytona Beach, which called for the planning and development of the site for the national headquarters of the LPGA along with two championship golf courses. The mixed-use development plan, located immediately west of Interstate 95 in Daytona Beach, Florida, and known as LPGA International, additionally provided for a clubhouse, resort facilities, and residential communities along with other commercial uses. This development is on approximately 3,000 acres owned by the Company's real estate development subsidiary, Indigo Development Inc. ("IDI"), the City of Daytona Beach, other developers, and individual homesite owners. The LPGA International development is part of a 4,500-acre tract located both west and east of Interstate 95, which received Development of Regional Impact (DRI) approval in 1993. The LPGA has successfully relocated its headquarters to Daytona Beach and occupies facilities constructed in 1996, within the development. The official opening of the first LPGA International golf course, constructed by the City of Daytona Beach, occurred in July 1994 with the second course opening in October 1998. The clubhouse opened for operation in January 2001.

During 1999, the Company sold 180 acres, plus 44 developed lots, surrounding the north golf course to Renar Development Company. In the third quarter of 2002, the Company closed an additional sale of 261 acres of residential land surrounding the south golf course to Morgan Stanley-Kitson Partnership (MSKP). The property is expected to be developed into several distinct communities, with lots sold to major builders. The Company maintains its position as master developer of the project.

In early 1996, the Interstate 95 interchange at LPGA Boulevard, which is the north and main entrance to the LPGA International project, was opened for use. At the end of 2002, the Company closed the sale of the first corporate headquarters site, now under construction, at the Company's new Cornerstone Office Park located at the southeast quadrant of the interchange.

Indigo Commercial Realty Inc., a commercial real estate brokerage company formed in 1991, is the Company's agent in the marketing and management of commercial properties. In addition to the LPGA development, approximately 50 acres of fully developed sites located in the Daytona Beach area and owned by Indigo Group Inc. were available for sale at December 31, 2002. All development and improvement costs have been completed at these sites.

------   -------------------
RESIDENTIAL. Until December 1993, the Company, through Indigo Group Ltd. ("IG LTD"),operated in residential development, home building and sales. At the end of 1993 IG LTD closed down the development and building functions. IG LTD continues to sell its remaining lot inventory in the following communities: Riverwood Plantation, a 180-acre community in Port Orange, Florida, with 16 lots remaining at December 31, 2002; and Tomoka Heights, a 180-acre development adjacent to Lake Henry in Highlands County, Florida. There are approximately 75 developable lots remaining to be sold including 32 fully developed lots.

The remaining lots within Indigo Lakes, a 200-acre development located in Daytona Beach, were sold in 2000.

IG LTD also had an inventory of fully developed non-contiguous lots in Palm Coast. The remaining lots were sold during 2000.

FOREST PRODUCT SALES. The timber lands encompass approximately 12,500 acres west of Daytona Beach. We believe the geographic location of the timber tract is excellent. In addition to access by major highways (Interstate 95, State Road 40, and International Speedway Boulevard), the internal road system for forestry purposes is good. Income from sales of forest products varies considerably from year-to-year depending on economic conditions and rainfall, which sometimes limits access to portions of the woodlands. In addition, drought conditions sharply increase the potential of forest fires, as occurred during the summer of 1998. The wildfires which ravaged central Florida burned approximately 9,000 acres of the Company's timberland. This and the sale of the approximately 11,000-acre parcel to St. Johns River Water Management District in 1997 have reduced the Company's potential for future income from sales of forest products. Expenses associated with forestry operations consist primarily of real estate taxes, with additional expenses including the costs of installing and maintaining roads and drainage systems, reforestation, and wild fire suppression.

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

------   -------------------
rights with respect to its reserved mineral rights. Periodically, a release of surface entry rights might be granted upon request of a surface owner who requires such a release for special financing or development purposes. In counties other than Lee and Hendry, releases are granted for a percentage of the surface value of a parcel of land. At December 31, 2002, there were two producing oil wells on the Company's interests. Volume in 2002 was 115,453 barrels and volume in 2001 was 116,341 barrels from three producing wells. Production, in barrels, for prior recent years was: 2000 - 133,280; 1999 - 141,973; and 1998 - 138,664.

INCOME PROPERTIES
-----------------
During 2000, the Company implemented a new business strategy. This strategy involves becoming a company, over time, with a more predictable earnings pattern from geographically dispersed Florida real estate holdings. To this end, the Company has acquired several income properties since 2000. Following is a summary of these properties:
                                              AREA          YEAR
LOCATION                  TENANT             (SQUARE FEET)  PURCHASED
----------------------    ------------------  ------------  ---------
Tallahassee, Florida      Eckerd              10,880        2000
Daytona Beach, Florida    Barnes & Noble      28,000        2001
Lakeland, Florida         Barnes & Noble      18,150        2001
Sanford, Florida          Eckerd              11,900        2001
Palm Bay, Florida         Walgreens           13,905        2001
Clermont, Florida         Eckerd              13,824        2002
----------------------                        ------------
6 Properties                                  96,659
======================                        ============

All properties are leased on a long-term, triple-net lease basis, with the exception of the Walgreens' site in Palm Bay, Florida, which is leased on a double-net lease basis.

Other rental property is limited to a 17,000 square-foot office building, and a 12-acre auto dealership site, which are located in Daytona Beach, Florida, along with ground leases for billboards, a communication tower site, and a hunting lease covering 8,300 acres. The office building is under a lease/purchase agreement which is considered a direct-financing lease. A portion of the auto dealership site, which was purchased in 2000, was sold in 2001, for a profit approximating $675,000, with the remaining property under an operating lease arrangement.

Prior to 2000, the Company had successfully implemented a strategy of disposing of its inventory of miscellaneous income properties. During 1998, the Company sold its 50% interest in a 70,000 square-foot shopping center located in Marion County, Florida. At the end of 1997, the Company sold an office building located in Daytona Beach, known as Consolidated Center. The Company continues to use a portion of the building as its headquarters.

------   -------------------
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

------   -------------------
EMPLOYEES
---------
The Company has sixteen employees and considers its employee relations to be satisfactory.

AVAILABLE INFORMATION
---------------------
The Company's website is www.consolidatedtomoka.com. The Company makes available on this website, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the Company electronically files or furnishes such materials to the SEC, and has done so since March, 2003, the date that the Company's website became active. The Company will also provide paper copies of these filings free of charge upon a specific request in writing for such filing to the Company's Secretary, P.O. Box 10809, Daytona Beach, Florida 32120-08089.

ITEM 2.  PROPERTIES
-------  ----------
Land holdings of the Company and its affiliates, all of which are located in Florida, include: approximately 13,800 acres (including commercial/retail sites) in the Daytona Beach area of Volusia County; approximately 65 acres in Highlands County, adjacent to Lake Henry; retail buildings located on 16 acres throughout Florida; and full or fractional subsurface oil, gas, and mineral interests in approximately 530,000 "surface acres" in 20 Florida counties. Approximately 3,000 acres of the lands located in Volusia County are encumbered under a mortgage. The conversion and subsequent utilization of these assets provides the base of the Company's operations.

The Volusia County holdings include approximately 13,800 acres within the city limits of Daytona Beach and small acreages in the Cities of Ormond Beach and Port Orange. Of the 13,800 acres inside the city limits of Daytona Beach, approximately 3,000 acres have received development approval by governmental agencies. The 3,000 acres plus approximately 730 acres owned by the City of Daytona Beach, 15 acres owned by Indigo Community Development District, and 690 acres sold to others for development are the site of a long-term, mixed-use development which includes "LPGA International." LPGA International is made up of the national headquarters of the Ladies Professional Golf Association along with two "Signature" golf courses and a residential community, a clubhouse, and a maintenance facility, and main entrance roads to serve the LPGA community. Construction of homes around the first golf course, on 70 acres of land sold to a residential developer, began in 1995 with the first residences completed in early 1996. In 1999, an additional 180 acres and 44 developed lots in LPGA International were sold to Renar Development, with 261 acres sold to MSKP in 2002. The Company continues as master developer. The lands not currently being developed, including those on which development approvals have been received, are involved in an active forestry operation. Except for a 12-acre parcel at the Interstate 95 and Taylor Road interchange in the Port Orange area south of Daytona Beach, the tract straddles Interstate 95 for 6-1/2 miles between International Speedway Boulevard (U. S. Highway 92) and State Road 40, with approximately 11,500 acres west and 2,300 acres

-------  ----------
east of the interstate. Subsidiaries of the Company are holders of the developed Volusia County properties and are involved in the development of additional lands zoned for residential, commercial, or industrial purposes.

In Highlands County, located in south central Florida along U.S. Highway 27, the Company sold its citrus operation of approximately 3,900 acres in 1999. The remaining Highlands County lands, located adjacent to Lake Henry, Florida, which is about 75 miles east of Sarasota and 150 miles northwest of Miami, total approximately 65 acres. These are primarily in a subsidiary's inventory of residential or industrial lands.

The Company's oil, gas, and mineral interests, which are equivalent to full rights on 292,400 acres, were acquired by retaining subsurface rights when acreage was sold many years ago.

From October 1990 until December 1993, IG LTD centered its operations on residential community development, home construction, and sales.
In 1993, IG LTD discontinued its home building and sales activities under lot marketing and sales arrangements. Residential lots owned by IG LTD at December 31, 2002 are: 16 lots in Riverwood Plantation, a community of 180 acres in Port Orange, Florida; 32 developed and 43 developable lots at the 180-acre Tomoka Heights development in Highlands County, Florida. IG LTD is developing this community, located adjacent to Lake Henry, and consisting of single-family and duplex units.

The Company also owns and operates properties for leasing. These properties are discussed in "Business-Income Properties."

ITEM 3.  LEGAL PROCEEDINGS
------   -----------------
There are no material pending legal proceedings to which the Company or its subsidiaries are a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
------   ----------------------------------------------------
                 COMMON STOCK PRICES AND DIVIDENDS
The Company's common stock trades on the American Stock Exchange ("AMEX") under the symbol CTO. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends paid over the five years ended December 31, 2002:

                    2002   $.20   1999   $.35
                    2001   $.20   1998   $.70
                    2000   $.20

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS (CONTINUED)
------   ----------------------------------------------------

Indicated below are high and low sales prices for the quarters of the last two fiscal years. All quotations represent actual transactions.

                        2002                           2001
                   ---------------              ------------------
                   High      Low                High       Low
                   ---------------              ------------------
                     $          $                  $          $
First Quarter      21.50      19.50              15.25      11.875
Second Quarter     22.90      19.86              15.20       14.20
Third Quarter      20.25      14.65              26.70       14.75
Fourth Quarter     19.25      17.49              20.62       17.60

Approximate number of shareholders of record as of February 20, 2003 (without regard to shares held in nominee or street name): 1,259.

There have been no sales of unregistered securities within the past three years.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------
The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                Five-Year Financial Highlights
                           (In thousands except per share amounts)

                                               2002    2001     2000     1999    1998
                                              ---------------------------------------
                                               $        $       $        $        $
Summary of Operations:
  Revenues:
   Real Estate                               26,916   9,248   19,860   17,130   6,388
   Profit on Sales of
    Other Real Estate Interest                  151      57    1,379    2,115     132
   Interest and Other Income                  1,464   2,045    1,987    1,854     785
                                             ------  ------   ------   ------  ------
   TOTAL                                     28,531  11,350   23,226   21,099   7,305
                                             ------  ------   ------   ------  ------
Operating Costs and Expenses                 10,168   7,923    8,045    8,600   4,867
General and Administrative Expenses           3,407   4,594    3,365    2,879   2,319
Income Taxes                                  5,670  (  531)   2,956    3,261      19
                                             ------   -----    -----   ------  ------
Income (Loss) From Continuing Operations      9,286  (  636)   8,860    6,359     100
Income from Discontinued Operations
  (Net of Tax)                                   --      --       --    9,424   1,204
                                             ------   -----    -----   ------  ------
Net Income (Loss)                             9,286  (  636)   8,860   15,783   1,304
                                             ======   =====    =====   ======  ======
Basic and Diluted Earnings per Share:
  Income (Loss) from Continuing Operations     1.65  (  .11)    1.51     1.00    0.01
  Net Income (Loss)                            1.65  (  .11)    1.51     2.48    0.20

Dividends Paid Per Share                       0.20    0.20     0.20     0.35    0.70

Summary of Financial Position:
  Total Assets                               74,326  62,217   63,354   63,420  50,101
  Shareholders' Equity                       52,858  45,383   46,555   48,034  34,698
  Long-Term Debt                              8,932   1,335    9,401    9,854  10,276


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  ------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

RESULTS OF OPERATIONS
2002 Compared to 2001

Real Estate Operations
----------------------
Real Estate Sales
-----------------
The sale of 621 acres of commercial land during the twelve months of 2002 produced gross profits approximating $17,490,000. These results represented a substantial improvement over 2001's calendar year results when gross profits of $2,190,000 were realized on the sale of 82 acres of property. The average sales price per acre of land sold increased to $31,390 per acre in 2002 from $29,378 per acre in 2001.

Forestry operations produced a loss of $78,000 in 2002 compared to a loss of $12,000 in the prior year. Both years produced nominal revenues on limited harvesting due to depressed prices along with damage sustained from the 1998 fires, which burned approximately 9,000 acres of timber on the Company's lands.

Golf Operations
---------------
Revenues from golf operations rose 4% in 2002 to $4,227,000. This gain in revenues was primarily achieved on a 22% increase in revenues realized from food and beverage operations on increased activity.
This increase was somewhat offset by a 2% decrease in revenues from golf course operations. The decrease from golf occurred on a 12% decline in number of rounds played, although the average rate per round increased 10%. Operating expenses increased 2% for the twelve month period when compared to prior year. The rise in expenses, to $5,490,000, was attributed to additional costs associated with the increased food and beverage activity. Overall golf operations posted a loss of $1,264,000 in 2002, which represented a 5% improvement over the $1,329,000 loss recorded in 2001.

Income Properties
-----------------
For the twelve months of 2002 profits from income properties totaled $1,662,000. These profits represented an 18% increase over the profits of $1,403,000 generated in 2001. Revenues rose 13% to $2,063,000 in 2002. Revenues from income properties posted in 2001 totaled $1,831,000. The higher revenues and profits were predominantly due to the acquisition of new properties during 2001 and 2002. Four properties were purchased throughout the year in 2001 with one new property added in 2002. Somewhat offsetting these improved results was lower rental income due to the sale of a portion of the auto dealership site located in Daytona Beach, Florida.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  ------------------------------------------------------------
         AND RESULTS OF OPERATIONS (CONTINUED)
         ------------------------------------

General, Corporate and Other
---------------------------
Profits on the sale of other real estate interests totaled $150,865 during 2002. This profit was realized on the sale of 7 acres of property and the release of two acres of subsurface interest rights. The sale of one acre of property and the release of subsurface interests on 34 acres produced $56,607 for the year ended December 31, 2001.

Interest and other income declined 32% to $1,463,820 in 2002, from $2,044,825 one year earlier. Interest and other income for 2001 included $675,000 realized on the sale of a portion of the auto dealership site in Daytona Beach, Florida.

General and administrative expenses decreased 26% in 2002 when compared to 2001. This decrease was primarily the result of charges in 2001 amounting to $1,256,695 from the exercise of stock options, along with an increase in expense from stock appreciation rights, due to the rise in the Company's stock price.

Net Income and Earnings Before Depreciation and Deferred Taxes
--------------------------------------------------------------
Net Income of $9,285,841, equivalent to $1.65 per share, for the year ended December 31, 2002 represented a significant improvement over the net loss of $635,896 posted in 2001. This turnaround was primarily due to the substantial improvement in profits from land sales. Also contributing to the favorable results were increased profits from income properties due to the increased rental property inventory in place and decreased general and administrative expenses.

The Company also uses Earnings Before Depreciation and Deferred Taxes ("EBDDT") as a performance measure. The Company's strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes. This measure tracks results in this area.

Following is the calculation of EBDDT:

                                                            Year Ended
                                                   -----------------------------
                                                   December 31,      December 31,
                                                        2002             2001
                                                   -----------------------------
Net Income                                         $ 9,285,841        $( 635,896)
   Add Back:
    Depreciation                                       806,842           739,007
    Deferred Taxes                                   5,970,949           701,341
                                                    ----------         ---------
Earnings Before Depreciation and Deferred Taxes    $16,063,632        $  804,452
                                                    ==========         =========

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  ------------------------------------------------------------
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

EBDDT is calculated by adding depreciation and deferred income taxes to net income as they represent non-cash charges.

EBDDT improved notably for the calendar year 2002, not only due to the improved operating results, but also due to a significant change in deferred taxes. The change in deferred taxes was predominantly the result of deferring gains on land sales closed during the year for income tax purposes through the like-kind exchange process along with the payout and deduction of some deferred compensation expenses during the year.

Liquidity and Capital Resources
-------------------------------
Operating activities provided a significant increase in cash during 2002, with cash totaling $13,359,503 at December 31, 2002. Of cash on hand $12,339,527 is being held by a qualified intermediary to complete the acquisition of income properties through the deferred tax like-kind exchange process. Cash flows related to the sale of land are included in investing activities on the statements of cash flows. Cash flows related to the sale of land are included in investing activities on the statements of cash flows. During 2002, $3,471,135 was used to acquire property, plant and equipment. The primary asset acquired during the year was a 13,824 square-foot triple-net lease property occupied by Eckerd, located in Clermont, Florida. This property was acquired at a price of $3,155,941. The Company paid dividends amounting to $1,123,116, equivalent to $.20 per share, during 2002.

On July 1, 2002, the Company entered into an $8,000,000 long-term financing arrangement. The new debt is for a ten-year term, which variable rate debt has been effectively fixed at a rate of 7.35% through an interest rate swap agreement. This borrowing is secured by approximately 3,000 acres of the Company's most western lands. The funds provided by this financing were used to pay off the $7,860,000, 8.8% term note, which became due July 1, 2002. In addition, the Company has placed its unsecured $7,000,000 revolving line of credit with the same financing source. There was no outstanding balance on the line of credit at December 31, 2002. The interest rate on the line of credit is the lower of 1.5% above the 30-day LIBOR or 1% below the prime market rate.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  ------------------------------------------------------------
         AND RESULTS OF OPERATIONS (CONTINUED)
         ------------------------------------

Capital expenditures for 2003 are projected to approximate $20,600,000. Of this amount, $14,000,000 will be used to acquire five properties currently under contract for closing in the first quarter of 2003. Funds totaling $12,339,527 are being held by an intermediary and will complete the like-kind exchange process from 2002 closings. Other capital expenditures for 2003 include $2,700,000 for site development of the Cornerstone Office Park at the Interstate 95 interchange at LPGA Boulevard, and $3,300,000 for road construction on Company owned lands adjacent to Interstate 95. Capital to fund these requirements will be provided by cash on-hand, maturing investment securities, operating activities, and financing sources in place. Additionally, as funds become available from qualified sales, the Company expects additional triple-net lease income properties will be acquired through the like-kind exchange process. Currently, the income properties owned by the Company are free of debt. The Company has the ability to borrow against these properties on a non-recourse basis.

Development activities, which tend to spur interest by buyers, continue to progress on Company owned and surrounding lands. These activities include the development of the Cornerstone Office Park at the Interstate 95 interchange at LPGA Boulevard, the completion of the United State Tennis Association Florida district headquarters facility on lands adjacent to the LPGA International development and the sale of land for construction in 2003 of a 92,000-square-foot medical facility. Also during the year, the Company sold an additional 261 acres of residential land within the LPGA International development. This property is expected to be developed into several distinct communities with lots sold to major homebuilders.

While national and local economic and political issues affect prospective development on Company owned lands, at this time interest in real estate remains relatively strong, while a backlog of contracts is in place for closing in 2003 and future years. Management continues to focus its efforts on converting its contract backlog to closings while developing new contracts. As closings occur, gains will continue to be deferred, when appropriate, for income tax purposes with the acquisition of triple-net-lease properties through the like-kind exchange process. In the event such closings on replacement properties do not occur within the required time frames, income taxes relative to the gains experienced would become currently payable. As the inventory of triple-net-lease properties grows management will look to continue to diversify the Company through other real estate investments as opportunities arise.

Critical Accounting Policies
----------------------------
The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66 "Accounting for Sales of Real Estate."
The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS 66, or the Company retains some form of continuing involvement with the property. No income has been deferred for the three years ended December 31, 2002 as sales have met the established criteria.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  ------------------------------------------------------------
         AND RESULTS OF OPERATIONS (CONTINUED)
         ------------------------------------

In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has reviewed the recoverability of long-lived assets, including real estate held for development and sale and property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may or may not be recoverable. Real estate held for development and sale is evaluated for impairment by estimating sales prices less costs to sell. Impairment on income properties and other property, plant, and equipment is measured using an undiscounted cash flow approach. There has been no material impairment of long-lived assets reflected in the consolidated financial statements.

At the time the Company's debt was refinanced, the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No.
138 "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss. The Company measures the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability. This measure resulted in no ineffectiveness for the year ended December 31, 2002. At December 31, 2002, a liability of $1,245,626 had been established on the Company's balance sheet. Other comprehensive loss of $765,127 ($1,245,626 net of income taxes of $480,499) was also recorded during the period.

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

General, Corporate and Other
----------------------------
The sale of one acre of land and the release of 34 acres of subsurface interests produced income of $56,607 for the year ended December 31, 2001. This compares to income of $1,378,918 generated on the sale of 75 acres of undeveloped land and the release of subsurface rights on 2,551 acres for 2000.

Results for 2000 include the resolution of several income tax issues under examination with tax authorities, which resulted in the reduction of deferred income taxes by $1,500,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ---------------------------------------------------------
The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates.

The Company manages its debt, considering investment opportunities and risk, tax consequences and overall financial strategies. The Company is primarily exposed to interest rate risk on its $8,000,000 long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management's objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective the Company entered into an interest swap agreement during the second quarter of 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   --------------------------------------------------------
The Company's Consolidated Financial Statements appear beginning on page F-1 of this report. See Item 15 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   AND FINANCIAL DISCLOSURES
         ----------------------------------------------------------
There were no disagreements with accountants on accounting and financial disclosures.

On July 24, 2002, the Company dismissed Arthur Andersen LLP as the Company's independent auditors. This decision was approved by the Company's Board of Directors upon the recommendation of the Audit
Committee.

The reports of Arthur Andersen LLP for the fiscal years ended December 31, 2000 and December 31, 2001 did not contain an adverse opinion, disclaimer of opinion, qualifications, or modifications as to uncertainty, audit scope or accounting principles. There were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for fiscal years ended December 31, 2000 and December 31, 2001, or in the interim for periods subsequent to December 31, 2001 that, if not resolved to Arthur Andersen LLP's satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement in their report on the financial statements, and, during such periods, there were no "reportable events," as that term is defined in Item 304 of Regulation S-K and the related instructions to Item 304 of Regulation S-K.

For the fiscal years ended December 31, 2000 and December 31, 2001 and the interim period subsequent to December 31, 2001, the Company did not consult with KPMG regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the registrant's financial statements, where either a written report or oral advice was provided to the Company by KPMG that KPMG concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a "disagreement" or "reportable event," as those terms are used in Item 304 of Regulation S-K and the related instructions to Item 304 of Regulation S-K.

                                PART III

The information required by Items 10, 11, 12, and 13 is incorporated herein by reference to the Company's 2003 annual meeting proxy statement pursuant to Instruction G to Form 10-K. On March 14, 2003, the Company anticipates filing with the Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934, its definitive proxy statement to be used in connection with its 2003 annual meeting of shareholders at which directors will be elected for the ensuing year.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
The executive officers of the Company, their ages at January 31, 2003, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

   William H. McMunn, 56, president of the Company since January 2000 and chief executive officer since April 2001; chief operating officer of the Company from January 2000 to April 2001; president, Indigo Development Inc., a subsidiary of the Company, since December 1990.

   Bruce W. Teeters, 57, senior vice president-finance and treasurer, since January 1988.

   Robert F. Apgar, 55, senior vice president-general counsel since
    January 2003; assistant corporate secretary, since February 2002; and vice president-general counsel from December 1990 to January 2003.

All of the above are elected annually as provided in the By-laws.

ITEM 14.  CONTROLS AND PROCEDURES
-------   -----------------------

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief
Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                               PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
-------   8-K
          ------------------------------------------------------------
1.  Financial Statements
    --------------------
    The following financial statements are filed as part of this report:

                                                           Page No.
                                                       --------------
    Independent Auditors' Reports                            F-2

    Consolidated Balance Sheets as of December 31,
     2002 and 2001                                           F-4

    Consolidated Statements of Income for the
     three years ended December 31, 2002                     F-5

    Consolidated Statements of Shareholders' Equity
     for the three years ended December 31, 2002             F-6

    Consolidated Statements of Cash Flows for the three
     years ended December 31, 2002                           F-7

    Notes to Consolidated Financial Statements               F-9

2.  Financial Statement Schedules
    -----------------------------
    Included in Part IV on Form 10-K:

             Schedule III - Real Estate and Accumulated
                            Depreciation on page 27 of
                            Form 10-K
             Schedule IV -  Mortgage Loans on Real Estate
                            on page 28 of Form 10-K

2.   Financial Statement Schedules (Continued)
     ----------------------------------------
     Other Schedules are omitted because of the absence of conditions under which they are required, materiality or because the required information is given in the financial statements or notes thereof.

3.   Exhibits
     --------
     See Index to Exhibits on page 25 of this Annual Report on Form 10-K.

            Reports on Form 8-K
            -------------------

            No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2002.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CONSOLIDATED-TOMOKA LAND CO.
                                                 (Registrant)


3/14/03                                  By: /s/ William H. McMunn
                                             ---------------------
                                             William H. McMunn
                                             President and Chief
                                             Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


3/14/03     Chairman of the Board
            and Director                 By: /s/ Bob D. Allen
                                             ---------------------

3/14/03     President and Chief Executive
            Officer (Principal Executive
            Officer) and Director            /s/ William H. McMunn
                                             ---------------------

3/14/03     Senior Vice President-Finance,
            Treasurer (Principal Financial
            and Accounting Officer), and
            Director                         /s/ Bruce W. Teeters
                                             ---------------------


3/14/03     Director                         /s/ John C. Adams, Jr.
                                             ---------------------


3/14/03     Director                         /s/ Robert F. Lloyd
                                             ---------------------

                           CERTIFICATION

I, William H. McMunn, certify that:

1. I have reviewed this annual report on Form 10-K of Consolidated-Tomoka Land Co. ("registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

------------------------

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

                                       By:/s/ William H. McMunn
                                       ------------------------
                                       William H. McMunn
                                       President and
                                       Chief Executive Officer

                           CERTIFICATION

I, Bruce W. Teeters, certify that:

1. I have reviewed this annual report on Form 10-K of Consolidated-Tomoka Land Co. ("registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

------------------------

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

                                    By:/s/ Bruce W. Teeters
                                    --------------------------
                                    Bruce W. Teeters
                                    Sr. Vice President-Finance
                                    and Treasurer

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549











                                EXHIBITS

                                   TO

                                FORM 10-K





             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                       COMMISSION FILE NO. 0-5556





                      CONSOLIDATED-TOMOKA LAND CO.

        (Exact name of registrant as specified in the charter)

                            EXHIBIT INDEX
                                                             Page No.
(2.1) Agreement of Merger and Plan of Merger and Reorganization dated April 28, 1993 between Consolidated-Tomoka Land Co.
       and CTLC, Inc. filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and
       incorporated by this reference.                              *
(2.2) Certificate of Merger dated April 28, 1993 filed with the registrant's Quarterly Report on Form 10-Q for the quarter
       ended March 31, 1993 and incorporated by this reference.     *
(3.1) Articles of Incorporation of CTLC, Inc. dated February 26, 1993 and Amended Articles of Incorporation dated March 30, 1993 filed with the registrant's Quarterly Report on Form
       10-Q for the quarter ended March 31, 1993 and incorporated
       by this reference.                                           *
(3.2) By-laws of CTLC, Inc. filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993
       and incorporated by this reference.                          *
 10    Material Contracts:
(10.1) 1998-1999 Citrus World Marketing Agreement dated September 1,
       1998 between Citrus World, Inc. and Consolidated-Tomoka Land Co. filed on Form 10-K for the year ended December 31, 1998
       and incorporated by this reference.                          *
(10.2) The Consolidated-Tomoka Land Co. Unfunded Deferred
       Compensation Plan filed with the registrant's Quarterly
       Report on Form 10-Q for the quarter ended June 30, 1981
       and incorporated by this reference.                          *
(10.3) The Consolidated-Tomoka Land Co. Unfunded Deferred
       Compensation Plan executed on October 25, 1982 filed with
       the registrant's Annual Report on Form 10-K for the year
       ended December 31, 1982 and incorporated by this reference. * (10.4) The Consolidated-Tomoka Land Co. 2001 Stock Option Plan
       effective April 25, 2001, filed with the Registrant's Form S-8
       filed on June 20, 2001 and incorporated by this reference.   *
(10.5) Lease Agreement dated August 28, 1997 between the City of
       Daytona Beach and Indigo International Inc., a wholly
       owned subsidiary of Consolidated-Tomoka Land Co., filed
       on Form 10-K for the year ended December 31, 1997 and
       incorporated by this reference.                              *
(10.6) Development Agreement dated August 18, 1997 between the
       City of Daytona Beach and Indigo International Inc., a
       wholly owned subsidiary of Consolidated-Tomoka Land Co.,
       filed on Form 10-K for the year ended December 31, 1997
       and incorporated by this reference.                          *
(10.7) Purchase and Sale Agreement dated December 28, 1998
       between Alton D. Rogers and Wade H. Walker and Consolidated-Tomoka Land Co. filed on Form 10-K for the year ended December 31, 1998 and incorporated by this
       reference.                                                   *
(10.8) Master Loan and Security Agreement Between Consolidated-
       Tomoka Land Co. and SunTrust Bank dated July 1, 2002,
       filed on Form 10-Q for the quarter ended June 30, 2002
       and incorporated by this reference.                          *
(10.9) Master Loan and Security Agreement Between Consolidated-
       Tomoka Land Co. and SunTrust Bank dated May 31, 2002,
       filed on Form 10-Q for the quarter ended June 30, 2002
       and incorporated by this reference.                          *

------------------------
(10.10) International Swap Dealers Association, Inc. Master
        Agreement Dated April 8, 2002, between Consolidated-
        Tomoka Land Co. and SunTrust Bank, filed on Form 10-Q
        for the quarter ended June 30, 2002 and incorporated by
        this reference.                                             *
(10.11) Confirmation of Interest Rate Transaction Dated April 9,
        2002 Between Consolidated-Tomoka Land Co. and SunTrust
        Bank, filed on Form 10-Q for the quarter ended June 30,
        2002 and incorporated by this reference.                    *
(21)   Subsidiaries of the Registrant                              29
(23)   Independent Auditors' Reports on Financial Statement
       Schedules.                                                  30
(23.2) Independent Auditors' Consent                               31
(23.3) Notice Regarding Consent of Arthur Andersen LLP             32
 99    Other Exhibits
(99.1) Certification Pursuant to 18 U.S.C. Section 1350, as
       Adopted Pursuant to Section 906 of the Sarbanes-Oxley
       Act of 2002.                                                33
(99.2) Certification Pursuant to 18 U.S.C. Section 1350, as
       Adopted Pursuant to Section 906 of the Sarbanes-Oxley
       Act of 2002.                                                34
* - Incorporated by Reference

                                       SCHEDULE III
                         REAL ESTATE AND ACCUMULATED DEPRECIATION
                           FOR THE YEAR ENDED DECEMBER 31, 2002

<CAPTIONS>

                                                                                          COSTS CAPITALIZED
                                               INITIAL COST TO COMPANY                SUBSEQUENT TO ACQUISITION
                                  -------------------------------------------------------------------------------
                                                                   BUILDINGS &
DESCRIPTION                          ENCUMBRANCES      LAND       IMPROVEMENTS     IMPROVEMENTS    CARRYING COSTS
-----------                       -------------------------------------------------------------------------------
Income Properties:
 Gary Yeomans Ford, Daytona Beach, FL         -0-        435,121       743,902              -0-               -0-
 Eckerd, Tallahassee, FL                      -0-        590,800     1,595,000              -0-               -0-
 Eckerd, Sanford, FL                          -0-      1,565,176     1,890,671              -0-               -0-
 Barnes & Noble, Daytona Beach, FL            -0-      1,798,600     3,803,000              -0-               -0-
 Barnes & Noble, Lakeland, FL                 -0-      1,242,300     1,884,200              -0-               -0-
 Walgreen, Palm Bay, FL                       -0-      1,102,640     3,157,360              -0-               -0-
 Eckerd, Clermont, FL                         -0-      1,600,013     1,555,929              -0-               -0-
 Miscellaneous                                -0-        673,826           -0-       1,284,725                -0-
                                  -------------------------------------------------------------------------------
                                              -0-      9,008,476    14,630,062       1,284,725                -0-
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
                                  -------------------------------------------------------------------------------
Income Properties:
 Gary Yeomans Ford,
  Daytona Beach, FL                 435,121    743,902   1,179,023      40,295         N/A       10/31/00   40Yrs.
 Eckerd, Tallahassee, FL            590,800  1,595,000   2,185,800      83,073         N/A       12/13/00   40Yrs.
 Eckerd, Sanford, FL              1,565,176  1,890,671   3,455,847      55,145         N/A       11/15/01   40Yrs.
 Barnes & Noble,
  Daytona Beach, FL               1,798,600  3,803,000   5,601,600     190,150         N/A       01/11/01   40Yrs.
 Barnes & Noble, Lakeland, FL     1,242,300  1,884,200   3,126,500      94,210         N/A       01/11/01   40Yrs.
 Walgreen, Palm Bay, FL           1,102,640  3,157,360   4,260,000     124,979         N/A       06/12/01   40Yrs.
 Eckerd, Clermont, FL             1,600,013  1,555,929   3,155,942       3,242         N/A       11/22/02   40Yrs.
 Miscellaneous                    1,958,551        -0-   1,958,551     275,647       Various       N/A    5-30Yrs.
                                 ---------------------------------------------
                                 10,293,201 14,630,062  24,923,263     866,741
                                 =============================================
                                     2002              2001            2000
                                   ----------       ----------      ----------
Cost:
 Balance at Beginning of Year      21,715,945        7,817,603        1,752,706
 Improvements                       3,207,318       16,524,370        6,071,748
 Cost of Real Estate Sold                  --      ( 2,626,028)      (    6,851)
                                   --------------------------------------------
Balance at End of Year             24,923,263       21,715,945        7,817,603
                                   ============================================
Accumulated Depreciation:
 Balance at Beginning of Year         527,193          273,665          267,299
 Depreciation and Amortization        399,548          301,822            6,366
 Depreciation on Real Estate Sold          --      (    48,294)               0
                                   ---------------------------------------------
 Balance at End of Year               866,741          527,193          273,665
                                   =============================================

                                    SCHEDULE IV

                            CONSOLIDATED-TOMOKA LAND CO.
                           MORTGAGE LOANS ON REAL ESTATE
                                  DECEMBER 31, 2002

<CAPTIONS>
                                                                                                       PRINCIPAL
                          FINAL              PERIODIC                                                  AMOUNT OF
                INTEREST  MATURITY           PAYMENT                   PRIOR   FACE       CARRYING       LOANS
DESCRIPTION     RATE      DATE               TERMS                     LIENS   AMOUNT     AMOUNT (A)   DELINQUENT
------------------------------------------------------------------------------------------------------------------
MORTGAGE N/R
SECURED BY
REAL ESTATE:

Volusia Co.     6.25%      02/03                Balloon of $   20,400   --  $    20,400  $   20,400      --
Volusia Co.     6.00%      03/03                Balloon of $  504,280   --      504,280     504,280      --
Volusia Co.     7.50%      09/03                Balloon of $  242,152   --      284,050     242,152      --
Volusia Co.     7.75%      01/03                Balloon of $  576,000   --    1,372,000     576,000      --
Volusia Co.     4.75%      12/03                Balloon of $  967,051   --      967,051     967,051      --
Volusia Co.     6.50%      10/03                Balloon of $1,742,743   --    1,805,424   1,742,743      --
Volusia Co.     7.00%      12/06    Level, plus Balloon of $2,389,841   --    2,792,250   2,624,139      --
Volusia Co.     --         12/03                Balloon of $  575,250           575,250     575,250      --
Highlands Co.   6.00%      04/09    Level, plus Balloon of $1,753,415   --    2,550,000   2,329,311      --
Highlands Co.   --        Various               Balloon of $   30,000   --       30,000      30,000      --
                                                                    -----------------------------------------
                                                                        --  $10,900,705  $9,611,326      --
                                                                    =========================================

(A) FOR FEDERAL INCOME TAX PURPOSES, THE AGGREGATE BASIS OF THE LISTED MORTGAGES WAS $9,611,326.

(B) A RECONCILIATION OF THE CARRYING AMOUNT OF MORTGAGES FOR THE THREE YEARS ENDED DECEMBER 31, 2002, 2001
    AND 2000 IS AS FOLLOWS:

                                                         2002         2001         2000
                                                      ------------------------------------
   BALANCE AT BEGINNING OF YEAR                      $9,191,679   $11,526,249   $7,269,211
   NEW MORTGAGE LOANS                                 2,066,981     2,792,250    4,795,644
   COLLECTIONS OF PRINCIPAL                          (1,647,334) (  5,126,820)  (  538,606)
                                                      ------------------------------------
   BALANCE AT END OF YEAR                            $9,611,326   $ 9,191,679  $11,526,249
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

                           EXHIBIT 23

     INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

TO BOARD OF DIRECTORS AND SHAREHOLDERS
OF CONSOLIDATED-TOMOKA LAND CO.

Under date of January 28, 2003, we reported on the consolidated balance sheet of Consolidated-Tomoka Land Co. and its subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 2002, as contained in the 2002 annual report on Form 10-
K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15(a)2 of the 2002 annual report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG
Orlando, Florida
January 28, 2003

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

Arthur Andersen LLP
Orlando, Florida
January 25, 2002

THE REPORT ABOVE IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.

                            EXHIBIT 23.2

                    INDEPENDENT AUDITORS' CONSENT


TO BOARD OF DIRECTORS
CONSOLIDATED-TOMOKA LAND CO.

We consent to the incorporation by reference in Registration Statement Nos. 33-62679 and 333-63400 on Form S-8 of Consolidated-Tomoka Land Co. of our reports dated January 28, 2003, with respect to the consolidated balance sheet of Consolidated-Tomoka Land Co. as of December 31, 2002 and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 2002 and all related financial statement schedules, which reports appear in the December 31, 2002 annual report on Form 10-K of Consolidated-Tomoka Land Co.


KPMG LLP

Orlando, Florida
March 14, 2003

                             EXHIBIT 23.3

           NOTICE REGARDING CONSENT OF ARTHUR ANDERSEN LLP

Section 11(a) of the Securities Act of 1933 provides that if any part of a registration statement at the time such part becomes effective contains an untrue statement of a material fact or an omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is provided that at the time of such acquisition such person know of such untruth or omission) may sue, among others, every accountant who has consented to be named as having prepared or certifies any part of the registration statement, or as having prepared or certified any report or valuation, which is used in connection with the registration statement, report or valuation which purports to have been prepared or certified by the accountant.

This Annual Report on Form 10-K is incorporated by reference into Registration Statement File Nos. 33-6279 and 333-63400 on Form S-8 (collectively, the "Registration Statements") of Consolidated-Tomoka Land Co. (The "Company") and, for purposes of determining any liability under the Securities Act, is deemed to be a new registration statement for each Registration Statement into which it is incorporated by reference.

On July 24, 2002, the Company dismissed Arthur Andersen LLP ("Andersen") as the Company's independent auditors. Despite the Company's reasonable efforts, representatives of Andersen are not available to provide any written consent to the incorporation by reference into the Registration Statements of it audit reports with respect to the Company's financial statements as of and for the fiscal years ended December 31, 2001 and 2000.

Under these circumstances, Rule 437a under the Securities Act permits the Company to file this Form 10-K without a written consent from Andersen. However, as a result, with respect to transactions in the Company's securities pursuant to the Registration Statements that occur subsequent to the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission, Andersen will not have any liability under Section 11(a) of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Andersen or any omissions of a material fact required to be stated therein. Accordingly, you would be unable to assert a claim against Andersen under Section 11(a) of the Securities Act because it has not consented to the incorporation by reference of its previously issued reports into the Registration Statements. To the extent provided in Section 11(b)(3)(C) of the Securities Act, however, other persons who are liable under Section 11(a) of the Securities Act, including the Company's officers and directors, may still rely on Andersen's original audit reports.

                             EXHIBIT 99.1

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Consolidated-Tomoka Land Co. (The "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William H. McMunn, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ William H. McMunn
---------------------
William H. McMunn
President and
Chief Executive Officer

March 14, 2003

                            Exhibit 99.2

                     CERTIFICATION PURSUANT TO
                       18 U.S.C SECTION 1350,
                       AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Consolidated-Tomoka Land Co. (The "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce W. Teeters, Senior Vice President - Finance and Treasurer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Bruce W. Teeters
--------------------
Bruce W. Teeters
Senior Vice President-
Finance and Treasurer

March 14, 2003

                   CONSOLIDATED-TOMOKA LAND CO.

                  INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Reports                                     F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001      F-4

Consolidated Statements of Income for the three years ended
 December 31, 2002                                                F-5

Consolidated Statements of Shareholders' Equity for the
 three years ended December 31, 2002                              F-6

Consolidated Statements of Cash Flows for the three years
 ended December 31, 2002                                          F-7

Notes to Consolidated Financial Statements                        F-9

                    INDEPENDENT AUDITORS' REPORT

To The Board of Directors
Consolidated-Tomoka Land Co.

     We have audited the 2002 financial statements of Consolidated-Tomoka Land Co. and subsidiaries, as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 consolidated financial statements of Consolidated-Tomoka Land Co. and subsidiaries, as listed in the accompanying index, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 25, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United Stated of America.



KPMG LLP

Orlando, Florida
January 28, 2003

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


Arthur Andersen LLP

Orlando, Florida
January 25,2002

THE REPORT ABOVE IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.

                     Consolidated Balance Sheets

                                                                  December 31,
                                                          ---------------------------
                                                              2002            2001
                                                          -----------     -----------
Assets
  Cash                                                   $  1,019,976     $ 2,042,631
  Restricted Cash (Note 1)                                 12,339,527         755,237
  Investment Securities (Note 2)                            5,013,224       5,487,052
  Notes Receivable (Note 4)                                 9,640,676       9,245,576
  Real Estate Held for Development and Sale (Note 5)        7,453,628       9,189,609
  Refundable Income Taxes (Note 3)                            815,503       1,411,557
  Other Assets                                              3,684,860       2,314,140
                                                           ----------      ----------
                                                           39,967,394      30,445,802
                                                           ----------      ----------
Property, Plant and Equipment
  Land, Timber and Subsurface Interests                     1,958,550       1,877,240
  Golf Buildings, Improvements and Equipment               11,259,631      11,209,610
  Income Properties: Land, Buildings and Improvements      22,964,712      19,808,770
  Other Buildings, Equipment and Land Improvements            886,767         790,520
                                                           ----------      ----------
     Total Property, Plant and Equipment                   37,069,660      33,686,140
     Less Accumulated Depreciation and Amortization       ( 2,710,992)    ( 1,915,241)
                                                           ----------      ----------
     Net Property, Plant and Equipment                     34,358,668      31,770,899
                                                           ----------      ----------
      Total Assets                                        $74,326,062     $62,216,701
                                                           ==========      ==========
Liabilities
  Accounts Payable                                        $   304,480     $   181,712
  Accrued Liabilities                                       3,085,131       4,321,739
  Deferred Income Taxes (Note 3)                            8,843,728       2,872,779
  Notes Payable (Note 6)                                    9,235,072       9,457,698
                                                           ----------      ----------
      Total Liabilities                                    21,468,411      16,833,928
                                                           ----------      ----------
Commitments and Contingencies (Note 11)

SHAREHOLDERS' EQUITY
  Preferred Stock - 50,000 Shares Authorized,
   $100 Par Value; None Issued                                     --              --
  Common Stock - 10,000,000 Shares Authorized;
   $1 Par Value; 5,615,579 Shares Issued and
   Outstanding at December 31, 2002 and 2001                5,615,579       5,615,579
  Additional Paid-In Capital                                  835,750         758,470
  Retained Earnings                                        47,171,449      39,008,724
  Accumulated Other Comprehensive Loss                    (   765,127)             --
                                                           ----------      ----------
     Total Shareholders' Equity                            52,857,651      45,382,773
                                                           ----------      ----------
     Total Liabilities and Shareholders' Equity           $74,326,062     $62,216,701
                                                           ==========      ==========

The accompanying notes are an integral part of these consolidated statements.

                  Consolidated Statements of Income

                                                              Calendar Year
                                               ------------------------------------------
                                               December 31,  December 31,    December 31,
                                                   2002          2001            2000
                                               ------------------------------------------
Income:

  Real Estate Operations:
   Real Estate Sales
    Sales and Other Income                     $20,626,879      $3,351,893    $16,400,999
    Costs and Other Expenses                   ( 4,277,367)     (2,100,264)   ( 4,005,109)
                                                ----------      ----------     ----------
                                                16,349,512       1,251,629     12,395,890
                                                ----------      ----------     ----------
   Income Properties
    Leasing Revenues and Other Income            2,062,552       1,831,344        247,531
    Costs and Other Expenses                   (   400,157)    (   428,473)   (    63,134)
                                                ----------      ----------     ----------
                                                 1,662,395       1,402,871        184,397
                                                ----------      ----------     ----------
   Golf Operations
    Sales and Other Income                       4,226,608       4,065,318      3,211,973
    Costs and Other Expenses                   ( 5,490,455)    ( 5,393,977)   ( 3,976,835)
                                                ----------      ----------     ----------
                                               ( 1,263,847)    ( 1,328,659)   (   764,862)
                                                ----------      ----------     ----------
  Total Real Estate Operations                  16,748,060       1,325,841     11,815,425

   Profit On Sales of Other
    Real Estate Interests                          150,865          56,607      1,378,918

   Interest and Other Income                     1,463,820       2,044,825      1,986,608
                                                ----------      ----------     ----------
Operating Income                                18,362,745       3,427,273     15,180,951

General and Administrative Expenses            ( 3,407,175)     (4,594,330)   ( 3,364,792)
                                                ----------      ----------     ----------

Income (Loss) Before Income Taxes               14,955,570      (1,167,057)    11,816,159

Income Taxes (Note 3)                          ( 5,669,729)        531,161    ( 2,956,348)
                                                ----------      ----------     ----------
Net Income (Loss)                              $ 9,285,841     $(  635,896)   $ 8,859,811
                                                ==========      ==========     ==========

Per Share Information (Note 10):
Basic and Diluted
 Net Income (Loss)                                   $1.65          $(0.11)         $1.51
                                                ==========      ==========     ==========

The accompanying notes are an integral part of these consolidated statements.

           Consolidated Statements of Shareholders' Equity

                                                                       Accumulated
                                           Additional                  Other          Total
                             Common        Paid-In      Retained       Comprehensive  Shareholders'  Comprehensive
                             Stock         Capital      Earnings       Loss           Equity         Income
                             ---------     --------     -----------    -----------    ------------   -----------

Balance, December 31, 1999  $6,359,284   $3,588,751     $38,085,929             --     $48,033,964

Net Income                          --           --       8,859,811             --       8,859,811    $8,859,811
                                                                                                       ---------
Comprehensive Income                                                                                  $8,859,811
                                                                                                       =========
Cash Dividends ($.20 per share)     --           --     ( 1,186,851)            --     ( 1,186,851)

Repurchase of 774,600 Shares ( 774,600)  (3,588,751)    ( 4,789,000)            --     ( 9,152,351)
                             ---------    ---------      ----------     ----------      ----------
Balance, December 31, 2000  $5,584,684   $       --     $40,969,889    $        --     $46,554,573

Net Loss                            --           --     (   635,896)            --     (   635,896)   $( 635,896)
                                                                                                         -------
Comprehensive Loss                                                                                    $( 635,896)
                                                                                                         =======
Cash Dividend ($.20 per share)       -           --     ( 1,117,648)            --     ( 1,117,648)

Repurchase of 18,900 Shares (   18,900)          --     (   207,621)            --     (   226,521)

Issuance of 49,795 Shares
 Pursuant to Exercise of
 Stock Options                  49,795      626,173              --             --         675,968

Tax Benefit of Stock
 Options Exercised                  --      132,297              --             --         132,297
                             ---------      -------      ----------     ----------     -----------
Balance, December 31, 2001  $5,615,579     $758,470     $39,008,724    $         -     $45,382,773

Net Income                          --           --       9,285,841             --       9,285,841    $9,285,841

Other Comprehensive
 Loss:
  Cash Flow Hedging
  Derivative, Net of Tax            --           --              --       ( 765,127)     ( 765,127)    ( 765,127)
                                                                                                       ---------
Comprehensive Income                                                                                  $8,520,714
                                                                                                       =========
Stock Options                       --       77,280              --              --         77,280

Cash Dividends ($.20 per share)     --           --      (1,123,116)             --     (1,123,116)
                             ---------      -------      ----------      ----------     ----------
Balance, December 31, 2002  $5,615,579     $835,750     $47,171,449     $(  765,127)   $52,857,651
                             =========      =======      ==========      ==========     ==========

The accompanying notes are an integral part of these consolidated statements.

                         Consolidated Statements of Cash Flows
                                                               Calendar Year
                                                   --------------------------------------
                                                   December 31, December 31, December 31,
                                                       2002        2001          2000
                                                   -----------  -----------  ------------
Cash Flow from Operating Activities:
 Net Income (Loss)                                 $ 9,285,841 $(   635,896)  $ 8,859,811

Adjustments to Reconcile Net Income (Loss)
 to Net Cash Provided by Operating Activities:
  Depreciation and Amortization                        806,842      739,007       278,655
  Compensation Expense on Exercise of Stock Options         --      660,834            --
  (Gain) Loss on Sale of Property, Plant and Equipment  55,624  (   675,280)       23,937
  Non-Cash Compensation                                 77,280           --            --

(Increase) Decrease in Assets:
  Notes Receivable                                  (  395,100)   2,356,901    (4,236,723)
  Real Estate Held for Development and Sale          1,735,981      578,026     1,857,198
  Deferred Income Taxes                                     --           --     1,239,853
  Refundable Income Taxes                              596,054  (   535,459)   (  743,801)
  Other Assets                                      (1,370,720)     202,495    (  882,136)

Increase(Decrease) in Liabilities:
  Accounts Payable                                     122,768  (    38,803)   (   30,726)
  Accrued Liabilities                               (2,001,735) (   239,822)      328,741
  Deferred Income Taxes                              5,970,949      701,341     2,171,438
  Income Taxes Payable                                      --           --    (  631,528)
                                                    ----------    ---------    ----------
    Net Cash Provided by Operating Activities       14,883,784    3,113,344     8,234,719
                                                    ----------    ---------    ----------
Cash Flow from Investing Activities:
  Acquisition of Property, Plant and Equipment     ( 3,471,135) (17,452,183)   (9,530,245)
  Increase in Restricted Cash for Acquisitions
   Through the Like-Kind Exchange Process          (11,584,290) (   755,237)           --
  Proceeds from the Disposition of Investment
   Securities                                        5,666,603   18,539,679    65,430,988
  Acquisition of Investment Securities             ( 5,192,775) (15,848,545)  (56,919,736)
  Proceeds from Sale of Property, Plant and
   Equipment                                            20,900    3,253,015            --
                                                    ----------   ----------    ----------
    Net Cash Used In Investing Activities          (14,560,697) (12,263,271)  ( 1,018,993)
                                                    ----------   ----------    ----------
Cash Flow from Financing Activities:
  Proceeds from Notes Payable                       11,410,908      845,000     1,471,000
  Payments on Notes Payable                        (11,633,534) ( 1,233,129)  ( 1,896,010)
  Cash Proceeds from Exercise of Stock Options              --       15,134            --
  Funds Used to Repurchase Common Stock                     --  (   226,521)  ( 9,152,351)
  Dividends Paid                                   ( 1,123,116) ( 1,117,648)  ( 1,186,851)
                                                    ----------   ----------    ----------
    Net Cash Used in Financing Activities          ( 1,345,742) ( 1,717,164)  (10,764,212)
                                                    ----------   ----------    ----------
Net Decrease in Cash                               ( 1,022,655) (10,867,091)  ( 3,548,486)
Cash, Beginning of Year                              2,042,631   12,909,722    16,458,208
                                                    ----------   ----------    ----------
Cash, End of Year                                  $ 1,019,976  $ 2,042,631   $12,909,722
                                                    ==========   ==========    ==========

Supplemental Disclosure of Operating Activities:

In connection with the sale of real estate and income properties, the Company received, as consideration, mortgage notes receivable of $2,087,381, $2,792,250, and $4,935,624 for the years 2002, 2001, and
2000, respectively.

In addition, the Company received irrevocable letters of credit totaling $191,759 and $632,495 as consideration for real estate sales in 2002 and 2000, respectively, which are included in other assets.

Total interest paid was $779,974, $839,631, and $867,134, for the years 2002, 2001, and 2000, respectively.

Income taxes of $1,377,774 and $697,044 were refunded in 2002 and 2001, respectively, with total income taxes paid of $920,387 for the year 2000.

In connection with the exercise of stock options, the Company recorded compensation expense and income tax benefit of $660,834 and $132,297, respectively, for the year 2001.

The accompanying notes are an integral part of these consolidated statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2002, 2001 and 2000

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Consolidated-Tomoka Land Co., a Florida corporation, and its wholly owned subsidiaries: Indigo Group Inc., Indigo Group Ltd., Indigo International Inc., Indigo Development Inc. and Palms Del Mar Inc. (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS
The Company is primarily engaged, through its wholly owned subsidiaries, in the real estate industry. Real estate operations, which are primarily commercial in nature, also include residential, golf operations, income properties and forestry operations. These operations are predominantly located in Volusia County, Florida, with various income properties owned throughout the State of Florida.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RESTRICTED CASH
The Company's qualified intermediary held $12,339,527 and $755,237 in escrow, for the benefit of the Company, at December 31, 2002 and 2001, respectively, to complete the purchase of income properties through the deferred tax like-kind exchange process.

REAL ESTATE HELD FOR DEVELOPMENT AND SALE
The carrying value of real estate held for development and sale includes the initial acquisition costs of land, improvements thereto, and other costs incidental to the acquisition or development of land. These costs are allocated to properties on a relative sales value basis and are charged to costs of sales as specific properties are sold.

No interest or property taxes were capitalized to real estate held for development and sale during 2002 and 2001, as there was no significant development during the periods.

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

--------------------------------------------------------------
The amount of depreciation and amortization recognized for the years 2002, 2001 and 2000 was $806,842, $739,007, and $278,655,
respectively.

The range of estimated useful lives for property, plant and equipment is as follows:

   Golf Buildings and Improvements             10-40 Years
   Golf Equipment                               5-10 Years
   Income Properties Buildings and Improvements   40 Years
   Other Furnishings and Equipment              5-25 Years

LONG-LIVED ASSETS
The Company has reviewed the recoverability of long-lived assets, including real estate held for development and sale, and property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There has been no material impairment of long-lived assets reflected in the consolidated financial statements for the three years ended December 31, 2002.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting For the Disposal or Impairment of Long-Lived Assets."
SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and requires that one accounting impairment model be used for long-lived assets to be disposed of by sales, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. There were no adjustments from the adoption of SFAS No. 144 for the year ended December 31, 2002.

SALE OF REAL ESTATE
The profit on sales of real estate is accounted for in accordance with the provisions of the SFAS No. 66, "Accounting for Sales of Real Estate." The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS No. 66, or the Company retains some form of continuing involvement in the property. No income was deferred for the three years ended December 31, 2002.

INCOME PROPERTIES
The rental of the Company's income properties generally are classified as operating leases. The Company recognizes lease income on these properties on a straight-line basis over the term of the lease.

GOLF OPERATIONS
The Company operates two golf courses and a clubhouse facility, including food and beverage operations. Revenues from this operation, including greens fees, cart rentals, merchandise, and food and beverage sales, are recognized at the time of sale. Membership dues are recognized over the life of the membership.

--------------------------------------------------------------
UNFUNDED DEFERRED COMPENSATION PLANS
The Company maintains two unfunded deferred compensation plans. One plan is established for the Board of Directors of the Company, with the second plan established for the officers and key employees of the Company. Under the plans, any member of the Board of Directors, officer or key employee may elect to defer all or a portion of their compensation. The amount of deferred compensation shall increase annually by an amount which is equal to interest on the deferred compensation at the rate of return earned by the Company on its short-term investments. Compensation credited to a participant shall be deferred until such participant ceases to be a member of the Board of Directors, officer or key employee, at which time the amounts accumulated shall be distributed in the manner elected. The plans are non-qualified plans as defined by the Internal Revenue Service. The amount of deferred compensation reflected in accrued liabilities on the consolidated balance sheets at December 31, 2002 and 2001 was $1,243,917 and $3,943,647, respectively.

PENSIONS
The Company has a funded, non-contributory defined benefit pension plan covering all eligible full-time employees. The Company's method of funding and accounting for pension costs is to fund and accrue all normal costs plus an amount necessary to amortize past service cost over a period of 30 years. (See Note 7 "Pension Plan").

STOCK OPTION PLAN
The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25," issued in March 2000, to account for its variable plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price, except for stock appreciation rights and other variable stock option plans. Compensation expense relating to such variable plans shall be measured at the end of each period as the amount which the quoted market value of shares covered by a grant exceeds the option price. The Company accounts for its plan as a variable plan. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-ased Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002.

--------------------------------------------------------------
INCOME TAXES
The Company uses the asset and liability method to account for income taxes. Deferred income taxes result primarily from the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share are presented in accordance with SFAS No. 128, "Earnings Per Share," (SFAS 128). Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options (see
Note 10, "Earnings Per Share").

CONCENTRATION OF CREDIT RISK
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, investment securities, accounts receivables, and notes receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of the Company's financial assets and liabilities, including cash, accounts receivable and accounts payable at December 31, 2002 and 2001, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes receivable and notes payable approximates fair value at December 31, 2002 and 2001, since the notes are at floating rates or fixed rates which approximate current market rates for notes with similar risks and maturities. The interest rate swap derivative is carried at its fair value at December 31, 2002.

DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITY
In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001.

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability ("cash flow hedge"). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific liabilities on the balance sheet. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly

--------------------------------------------------------------
effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is re-designated as a hedging instrument or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in earnings.

RECLASSIFICATIONS
Certain reclassifications were made to the 2001 accompanying consolidated financial statements to conform to the 2002 presentation.

NOTE 2   INVESTMENT SECURITIES
------------------------------
The Company accounts for investment securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires classification of the investment portfolio into three categories: held to maturity, trading, and available for sale. The Company classifies as held to maturity those securities which the Company has the intent and ability to hold through their stated maturity date. Investment securities which are classified as held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts. Gains and losses are determined using the specific identification method. For the years ended December 31, 2002, 2001, and 2000, losses of $25,411, $57,380, and $99,375, respectively, were recognized on the disposition of investment securities. Investment securities as of December 31, 2002 and 2001 are as follows:

                                                          2002          2001
                                                       ----------   -----------
Investments Held to Maturity
----------------------------
Debt Securities Issued by States
 and Political Subdivisions of States                  $4,486,743    $4,258,049
Corporate Debt Securities                                      --       134,197
Preferred Stocks                                          526,481     1,094,806
                                                        ---------    ----------
Total Investments Held to Maturity                     $5,013,224    $5,487,052
                                                        =========    ==========

-----------------------------------------
The contractual maturities of investment securities held to maturity are as follows:

             Maturity Date                             Amount
             --------------                            ---------
             Within 1 year                            $  431,770
             1-5 Years                                   663,852
             6-10 Years                                1,486,669
             After 10 Years                            2,430,933
                                                       ---------
                                                      $5,013,224
                                                       =========
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity securities by major security type and class of security at December 31, 2002 were as follows:

                                                    Gross        Gross
                                                    Unrealized   Unrealized
                                        Amortized   Holding      Holding      Fair
                                        Cost        Gains        Losses       Value
                                        ---------   ----------   ----------   ---------
At December 31, 2002
 Debt Securities Issued by States
  and Political Subdivisions of State  $4,486,743   $   29,819   $( 121,250) $4,395,312
 Preferred Stocks                         526,481           --    (  48,357)    478,124
                                        ---------    ---------     --------   ---------
                                       $5,013,224   $   29,819    ( 169,607) $4,873,436
                                        =========    =========     ========   =========

NOTE 3   INCOME TAXES
---------------------
The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes."

The provisions for income taxes are summarized as follows:
                    2002                     2001                      2000
                    ----                     ----                      ----
             Current    Deferred      Current     Deferred       Current   Deferred
             -------------------      --------------------       -------------------
Federal    $(369,928) $5,218,805    $(1,284,978) $ 821,226     $(609,756) $2,921,385
State         68,708     752,144         52,476   (119,885)      154,813     489,906
             -------   ---------      ---------   --------       -------   ---------
Total      $(301,220)  5,970,949    $(1,232,502) $ 701,341     $(454,943) $3,411,291
             =======   =========      =========   ========       =======   =========

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

--------------------------------
The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows:

                                                 Deferred Taxes
                                           ------------------------
                                               2002         2001
                                           ------------------------
Depreciation                               $(   127,936) $(  167,567)
Sales of Real Estate                        (11,283,840)  (5,934,197)
Deferred Compensation                           479,841    1,521,262
Basis Difference In Joint Venture             1,159,102    1,216,939
Revolving Fund Certificates                     192,595      349,449
Charitable Contributions Carryforward           758,579      758,579
Cash Flow Hedge                                 480,499           --
Other                                           256,011      141,335
Less-Valuation Allowance                    (   758,579)  (  758,579)
                                             ----------    ---------
                                           $( 8,843,728) $(2,872,779)
                                             ==========    =========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2002 and 2001, management believes it is more likely than not that a portion of the Company's deferred tax assets will not be realized. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion of all of the deferred tax assets will not be realized. As of December 31, 2002 and 2001, the valuation allowance was $758,579.

Following is a reconciliation of the income tax computed at the federal statutory rate of 35% for 2002, 2001 and 2000:
                                                                 Calendar Year
                                                      ------------------------------------
                                                         2002         2001         2000
                                                      ------------------------------------
Income Tax Expense (Benefit) Computed at Federal
 Statutory Rate                                       $5,234,450   $(408,470)   $4,135,656
Increase (Decrease) Resulting from:
 State Income Tax, Net of Federal Income Tax Effect      533,554    ( 43,816)      419,067
 Tax Exempt Interest Income                            (  87,423)   ( 86,959)   (  190,474)
 Adjustment to Valuation Allowance                            --      30,000    (1,375,000)
 Other Reconciling Items                               (  10,852)   ( 21,916)   (   32,901)
                                                        --------     -------     ---------
Provision (Benefit) for Income Taxes                  $5,669,729   $(531,161)   $2,956,348
                                                       =========     =======     =========

--------------------------------
During 2000, certain tax issues under examination with tax authorities were resolved. The resolution of these issues resulted in a $1,500,000 reduction in the valuation allowances associated with deferred income taxes.

During 2002 and 2001, the Company generated a net operating loss for income tax purposes. For Federal income tax, these losses can be carried back to prior years, when the Company generated taxable income. For State income tax purposes, the net operating losses can only be carried forward against future taxable income.

NOTE 4   NOTES RECEIVABLE
-------------------------
Notes Receivable consisted of the following:
                                                                      December 31,
                                                                -------------------------
                                                                    2002         2001
                                                                -------------------------
MORTGAGE NOTES RECEIVABLE
 Various notes with interest rates ranging from 0% to
  7.75% with payments due from 2003 through 2009.
  Collateralized by real estate mortgages held by the Company    $9,611,326    $8,991,679

OTHER NOTES RECEIVABLE
 Interest at prime rate, receivable in monthly installments of principal and interest to amortize the original note over a
  period of 15 years, due January 2004                               29,350        53,897

 Payable in three annual installments of $200,000
  through May 2002                                                       --       200,000
                                                                  ---------     ---------
 Total Notes Receivable                                          $9,640,676    $9,245,576
                                                                  =========     =========

The prime rate of interest was 4.25% and 4.75% at December 31, 2002 and 2001, respectively.

The required annual principal receipts are as follows:

         Year ending December 31,                Amount
         ----------------------------------------------
         2003                               $ 4,840,301
         2004                                   167,862
         2005                                   176,206
         2006                                 2,488,174
         2007                                   104,233
         2008 and Thereafter (cumulative)     1,863,900
                                             ----------
                                            $ 9,640,676
                                             ==========

NOTE 5   REAL ESTATE HELD FOR DEVELOPMENT AND SALE
--------------------------------------------------
Real estate held for development and sale as of December 31, 2002 and 2001 is summarized as follows:

                                               December 31,
                                       ---------------------------
                                         2002              2001
                                       ---------------------------
Undeveloped Land                      $       --        $   89,253
Land and Land Development              7,356,603         9,003,331
Completed Houses                          97,025            97,025
                                       ---------        ----------
                                      $7,453,628        $9,189,609
                                       =========         =========
NOTE 6  NOTES PAYABLE
----------------------
Notes Payable consisted of the following:

                                                                       December 31,
                                                               --------------------------
                                                                  2002            2001
                                                               --------------------------
MORTGAGE NOTES PAYABLE
 Mortgage notes payable are collateralized by real estate
  mortgages held by the respective lenders.  As of
  December 31, 2002 and 2001, mortgage notes payable
  consisted of the following:

 Payable monthly based on 20-year amortization
  interest floating based on the 30-day LIBOR Market Index
  rate plus 1.25%.  Principal balance due July 2012             $7,910,343    $       --
  (See discussion of interest rate swap)

 Payments of $266,783, including interest at 8.8% payable
  quarterly through April 2002, principal balance paid July 2002        --     7,951,637

 Interest payable quarterly at 10%, principal and outstanding
  interest due October 2005                                      1,200,000     1,200,000

 Payments of $6,019, payable monthly through November 2002              --        66,209

INDUSTRIAL REVENUE BONDS
 Industrial revenue bonds payable are collateralized by real estate.  Interest at 80.65% of prime rate, payable in monthly installments of principal and interest to amortize the
  original debt over a period of 18 years, due January 2004        124,729       239,852

LINE OF CREDIT
 A line of credit totaling $7,000,000 payable on demand
  expiring July 2003, with interest at the lower of the
  30-DAY LIBOR Market Index rate plus 1.5% or 1% below
  the prime commercial lending rate                                     --             --
                                                                 ---------     ----------
                                                                $9,235,072     $9,457,698
                                                                 =========     ==========

--------------------------------
The required annual principal payments on notes payable are as follows:

         Year Ending December 31,              Amount
         --------------------------------------------
         2003                             $   303,231
         2004                                 214,657
         2005                               1,419,403
         2006                                 236,262
         2007 and Thereafter (cumulative)   7,061,519
                                           ----------
                                          $ 9,235,072
                                           ==========

Interest expense was $779,974, $839,631, and $867,134 for 2002, 2001, and 2000, respectively.

On April 8, 2002, the Company entered into an interest rate swap agreement to mitigate the interest rate risk on the variable rate debt of the Company. The Company expects the cash flows related to the swap to be highly effective in offsetting the changes in the cash flows of the variable rate debt.

On July 1, 2002, the Company entered into an $8,000,000 long-term financing arrangement. The new variable rate debt is for a ten-year term, which has been fixed at a rate of 7.35% through the use of an interest rate swap and secured by approximately 3,000 acres of the Company's most westerly lands. The funds were used to pay off the $7,860,000, 8.8% term note, which became due July 1, 2002.

The change in the fair value of the interest rate swap has resulted in the recording of an accrued liability in the amount of $1,245,626 at December 31, 2002. The change in fair value, net of applicable taxes, in the amount of $765,127, has been recorded as accumulated other comprehensive loss, a component of shareholders' equity. This activity represents a non-cash transaction.

In addition, the Company has placed its unsecured $7,000,000 revolving line of credit with the same financing source. There was no outstanding balance on the line of credit at December 31, 2002.
The line of credit agreement contains restrictive covenants in regards to debt service coverage ratio and minimum liquidity, both of which have been met as of and for the period ended December 31, 2002.
The Company has letters of credit outstanding totaling $1,632,897 at December 31, 2002. These letters of credit reserve capacity under the line of credit. The balance available to borrow on the line of credit is $5,367,103 at December 31, 2002.

NOTE 7  PENSION PLAN
---------------------
The Company maintains a defined benefit plan for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on years of service and the average compensation for the highest five years during the final 10 years of employment. The benefit formula generally provides for a life annuity benefit.

-------------------------------
The Company's net periodic pension cost included the following components:
                                                                  December 31,
                                                         ---------------------------------
                                                          2002         2001         2000
                                                         --------     -------     --------
Service Cost                                            $ 182,503     $157,384    $169,060
Interest Cost on Projected Benefit Obligation             311,793      286,748     284,442
Actual Return on Plan Assets                             ( 32,453)    (719,855)   (409,113)
Net Amortization                                         (405,033)     295,619     (18,031)
                                                         --------      -------     -------
Net Periodic Pension Cost                               $  56,810     $ 19,896    $ 26,358
                                                         ========      =======     =======

The change in benefit obligation is as follows:
                                                                     December 31,
                                                                ------------------------
                                                                   2002          2001
                                                                ------------------------
Benefit Obligation at Beginning of Year                         $4,309,898    $4,197,614
Service Cost                                                       182,503       157,384
Interest Cost                                                      311,793       286,748
Actuarial Loss                                                     286,602         3,228
Benefits and Plan Expenses Paid                                   (585,142)    ( 335,076)
Plan Amendments                                                    243,832            --
                                                                  --------     ---------
  Benefit Obligation at End of Year                              4,749,486    $4,309,898
                                                                 =========     =========
The change in plan assets is as follows:
 Fair Value of Plan Assets at Beginning of Year                 $5,123,381    $4,738,602
 Actual Return on Plan Assets                                       32,453       719,855
 Plan Expenses Paid                                              (  82,195)   (   82,711)
 Benefits Paid                                                   ( 502,947)   (  252,365)
                                                                  --------     ---------
  Fair Value of Plan Assets at End of Year                      $4,570,692    $5,123,381
                                                                 =========     =========
The accrued pension asset consists of the following:
 Plan (Liability) Assets In Excess of Projected
  Benefit Obligation                                            $( 178,794)    $ 813,483
 Unrecognized Prior Service Cost                                   225,875         3,261
 Unrecognized Net Loss (Gain)                                      245,415     ( 459,951)
 Unrecognized Transition Obligation                              (  67,904)    (  75,391)
                                                                  --------      --------
  Prepaid Pension Asset                                          $ 224,592     $ 281,402
                                                                  ========      ========

The actuarial assumptions made to determine the projected benefit obligation and the fair value of plan assets are as follows:

                                                     December 31,
                                                    ------------
                                                    2002    2001
                                                    ----    ----
         Weighted Average Discount Rate             6.5%    7.0%
         Weighted Average Asset Rate of Return      9.0%    9.0%
         Compensation Scale                         5.0%    5.0%

NOTE 8   POST-RETIREMENT BENEFIT PLANS OTHER THAN PENSIONS
----------------------------------------------------------
The Company sponsors two defined benefit post-retirement plans of certain health care and life insurance benefits for eligible retired employees. All full-time employees become eligible to receive life benefits if they retire after reaching age 55 with 20 or more years of service, and supplemental medicare benefits if they reach age 65 and 20 years of service. The post-retirement health care plan is contributory, with retiree contributions adjusted annually; the life insurance plan is non-contributory up to $5,000 of coverage. The accounting for the health care plan reflects caps on the amount of annual benefit to be paid to retirees as stipulated by the plan. The Company pays for the plan as costs are incurred.

The Company recognizes post-retirement expenses in accordance with adopted SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions," which requires that expected costs of post-retirement benefits be charged to expense during the years the employees render service. The Company elected to amortize the unfunded obligation measured at adoption of SFAS No. 106 over a period of 20 years. The effect of this amortization expense recognized in 2002, 2001, and 2000 was $36,000, $64,590, and $67,781, respectively.
The accrued post-retirement benefit cost reflected in the consolidated balance sheet at December 31, 2002 and 2001 was $119,609 and $130,107, respectively.

NOTE 9  STOCK OPTION PLAN
-------------------------
The Company maintains a stock option plan ("the Plan") pursuant to which 500,000 shares of the Company's common stock may be issued. The Plan in place was approved at the April 25, 2001 Shareholders' meeting and replaces the previous stock option plan which expired in 2000. Provisions under both plans are materially the same. Under the Plan, the option exercise price equals the stock market price on the date of grant. The options vest over five years and all expire after ten years. The Plan provides for the grant of (1) incentive stock options which satisfy the requirements of Internal Revenue Code (IRC) Section 422, and (2) non-qualified options which are not entitled to favorable tax treatment under IRC Section 422. No optionee may exercise incentive stock options in any calendar year for shares of common stock having a total market value of more than $100,000 on the date of grant (subject to certain carryover provisions). In connection with the grant of non-qualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock equal to a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise.

------------------------------------
A summary of the status of the Company's stock options for the three years ended December 31, 2002 and changes during the years then ended is as follows:

                                         2002               2001              2000
                                    ----------------  ----------------  -----------------
                                             Wtd Avg           Wtd Avg            Wtd Avg
                                    Shares  Ex Price   Shares Ex Price   Shares  Ex Price
                                    ------- --------  ------- --------   ------- --------
Outstanding at beginning of year     46,000   $14.45  220,000   $15.95   220,000   $15.95
Granted                              48,000   $20.05   46,000   $14.45        --
Exercised                                --          (220,000)  $15.95        --
Expired                                  --                --                 --
                                     ------           -------            -------
Outstanding at end of year           94,000   $17.31   46,000   $14.45   220,000   $15.95
                                     ======    =====  =======    =====   =======    =====
Exercisable at end of year            9,200   $14.45       --            220,000   $15.95
                                     ======    =====  =======            =======    =====
Weighted average fair value of
 options granted during the year      $7.16             $5.08                 --
                                     ======           =======            =======

Stock appreciation rights totaling 48,000 and 46,000 were issued and outstanding in 2002 and 2001, respectively.

Of the 94,000 options outstanding at December 31, 2002, 9,200 of them were exercisable and they had a contractual life of 8.5 years.

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

The Company accounts for stock options using the intrinsic value method. SFAS No. 123, "Accounting for Stock-Based Compensation," provides an alternative method of accounting for stock-based compensation, which establishes a fair value method of accounting for employee stock options. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its option grants. Had compensation cost for these options been determined in accordance with SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been as follows:

------------------------------------
                                                   2002         2001         2000
                                                ----------   ----------   ----------
Net Earnings (Loss):
 As Reported                                   $ 9,285,841    $(635,896)  $8,859,811
(Deduct) Add:
 Difference in Stock-Based Compensation
  Determined Under Fair Value Based Method
  And Intrinsic Value Method                    (   45,009)     404,847           --
                                                 ---------      -------    ---------
 Pro Forma                                     $ 9,240,832    $(231,049)  $8,859,811
                                                 =========      =======    =========
Basic and Diluted Earnings (Loss)
 Per Share:
  As Reported                                        $1.65       $(0.11)       $1.51
  Pro Forma                                          $1.65       $(0.04)       $1.51

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                         2002        2001
                                         ----        ----
            Risk Free Interest Rate      4.34%       4.76%
            Dividend Yield                1.0%       1.38%
            Volatility                  29.10%      29.47%
            Expected Option Life       7 years     7 years

NOTE 10  EARNINGS PER SHARE
---------------------------
Basic earnings per common share were computed by dividing income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined based on the assumption of the conversion of stock options using the treasury stock method at average market prices for the periods.

                                                        2002          2001          2000
                                                      ---------    ----------    ---------
Income (Loss) Available to Common Shareholders:      $9,285,841     $(635,896)  $8,859,811
                                                      =========     =========   ==========

Weighted Average Shares Outstanding                   5,615,579     5,587,752    5,877,047
Common shares Applicable to Stock Options
 Using the Treasury Stock Method                         11,542            --           --
                                                      ---------     ---------    ---------
   Total Shares Applicable to Diluted Earnings
    Per Share                                         5,627,121     5,587,752    5,877,047
                                                      =========     =========    =========
Basic and Diluted Earnings Per Share
   Net Income (Loss)                                      $1.65        $(0.11)       $1.51
                                                      =========     =========     ========

NOTE 11  COMMITMENTS AND CONTINGENCIES
--------------------------------------
The Company leases certain equipment, land and improvements under operating leases.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2002, are summarized as follows:

         Year Ending December 31,                    Amounts
         -----------------------                    --------
         2003                                     $  292,168
         2004                                        268,379
         2005                                        233,692
         2006                                        219,623
         2007                                        100,000
         2008 and Thereafter (Cumulative)          6,250,000
                                                   ---------
                                                  $7,363,862
                                                   =========

Rental expense under all operating leases amounted to $501,707, $523,866, and $561,737, for the years ended December 31, 2002, 2001, and 2000, respectively.

Additionally, the Company, as lessor, leases certain land, buildings and improvements under operating leases.

Minimum future rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2002, are summarized as follows:

         Year Ending December 31,                      Amounts
         -----------------------                     ---------
         2003                                      $ 1,995,245
         2004                                        1,995,499
         2005                                        2,024,843
         2006                                        2,066,901
         2007                                        2,069,899
         2008 and Thereafter (Cumulative)           31,951,271
                                                    ----------
                                                   $42,103,658
                                                    ==========

Rental income under all operating leases amounted to $2,061,833, $1,830,689, and $247,531, for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 12  BUSINESS SEGMENT DATA
------------------------------
The Company primarily operates in three business segments: real estate, income properties and golf. Real estate operations include commercial real estate, real estate development, residential, leasing properties for oil and mineral exploration, and forestry operations.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company's reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge and skills.

-----------------------------------------
Information about the Company's operations in different segments for each of the three years ended December 31 is as follows (amounts in thousands):

                                        2002              2001               2000
                                      --------------------------------------------
Revenues:
 Real Estate                          $20,627            $ 3,352           $16,401
 Income Properties                      2,062              1,831               248
 Golf                                   4,227              4,065             3,212
 General, Corporate and Other           1,615              2,102             3,365
                                       ------             ------            ------
                                      $28,531            $11,350           $23,226
                                       ======             ======            ======
Income:
 Real Estate                          $16,350            $ 1,252           $12,396
 Income Properties                      1,662              1,403               184
 Golf                                 ( 1,264)            (1,329)           (  764)
 General, Corporate and Other         ( 1,792)            (2,493)               --
                                       ------             ------            ------
                                      $14,956            $(1,167)          $11,816
                                       ======             ======            ======

Identifiable Assets:
 Real Estate                          $15,774            $15,171           $20,606
 Income Properties                     25,243             22,643             6,333
 Golf                                  10,410             10,769            10,285
 General, Corporate and Other          22,899             13,634            26,130
                                       ------             ------            ------
                                      $74,326            $62,217           $63,354
                                       ======             ======            ======

Depreciation and Amortization:
 Real Estate                          $    46            $    10           $    23
 Income Properties                        330                303                20
 Golf                                     408                403               217
 General, Corporate and Other              23                 23                19
                                       ------             ------            ------
                                      $   807            $   739           $   279
                                       ======             ======            ======

Capital Expenditures:
 Real Estate                          $   141            $   133           $   109
 Income Properties                      3,156             16,444             5,989
 Golf                                      50                801             3,391
 General, Corporate and Other             124                 74                41
                                       ------             ------            ------
                                      $ 3,471            $17,452           $ 9,530
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

                        QUARTERLY FINANCIAL DATA (Unaudited)

                                                         THREE MONTHS ENDED
                            March 31,               June 30,            September 30,           December 31,
                      ---------------------  ----------------------  --------------------  ----------------------
                         2002       2001        2002         2001       2002       2001       2002        2001
                      ---------------------  ----------------------  --------------------  ----------------------
                           $           $          $           $           $          $          $           $
Income:
Real Estate Operations:
 Real Estate Sales
  Sales and Other
   Income               726,832     677,235   5,280,343   1,217,044   7,211,979    352,997  7,407,725   1,104,617
  Costs and Other
   Expenses          (  474,960) (  402,901) (  890,198) (  536,600) (1,237,675)(  528,885)(1,674,534) (  631,878)
                      ---------   ---------   ---------   ---------   ---------  ---------  ---------   ---------
                        251,872     274,334   4,390,145     680,444   5,974,304 (  175,888) 5,733,191     472,739
                      ---------   ---------   ---------   ---------   ---------  ---------  ---------   ---------
Income Properties
 Leasing Revenues and
  Other Income          464,984     369,157     464,434     406,744     619,900    558,260    513,234     497,183
 Costs and Other
  Expenses           (  102,751) (   97,509) (   97,357) (   97,461) (   97,694)(  104,631)(  102,355) (  128,872)
                      ---------   ---------   ---------   ---------   ---------   --------  ---------   ---------
                        362,233     271,648     367,077     309,283     522,206    453,629    410,879     368,311
                      ---------   ---------   ---------   ---------   ---------   --------   --------   ---------
Golf Operations
 Sales and Other
  Income              1,290,212   1,187,999   1,142,487   1,084,244     822,747    812,898     971,162    980,177
 Costs and Other
  Expenses           (1,322,594) (1,272,121) (1,393,440) (1,478,256) (1,285,171)(1,376,135) (1,489,250)(1,267,465)
                      ---------   ---------   ---------   ---------   ---------   --------   ---------  ---------
                     (   32,382) (   84,122) (  250,953) (  394,012) (  462,424)(  563,237) (  518,088)(  287,288)
                      ---------   ---------   ---------   ---------   ---------   --------   ---------  ---------

Total Real Estate
 Operations             581,723     461,860   4,506,269     595,715   6,034,086 (  285,496)  5,625,982    553,762

Profit on Sales of
 Other Real Estate
  Interests                  --       1,340     149,866      50,939       1,000      4,333         --  (        5)

Interest and Other
 Income                 228,973     390,404     236,995     407,109     244,286    236,642    753,565   1,010,670
                      ---------   ---------   ---------   ---------   ---------  ---------  ---------   ---------
                        810,696     853,604   4,893,130   1,053,763   6,279,372 (   44,521) 6,379,547   1,564,427
General and
 Administrative
  Expenses           (  998,754) (1,009,332) (  791,927) (  893,280) (  738,023)(2,135,284)(  878,471) (  556,434)
                      ---------   ---------   ---------   ---------   ---------  ---------  ---------   ---------
Income (Loss) Before
 Income Taxes        (  188,058) (  155,728)  4,101,203     160,483   5,541,349 (2,179,805) 5,501,076   1,007,993

Income Taxes             68,829      56,841  (1,515,830) (   58,623) (2,082,945)   803,011 (2,139,783) (  270,068)
                      ---------   ---------   ---------   ---------   ---------  ---------  ---------   ---------
Net Income (Loss)    (  119,229) (   98,887)  2,585,373     101,860   3,458,404 (1,376,794) 3,361,293     737,925
                      =========   =========   =========   =========   =========  =========  =========   =========

Per Share Information
 Basic and Diluted        (0.02)      (0.02)       0.46        0.02        0.62      (0.25)      0.59        0.14
                      =========    ========   =========   =========   =========  =========   ========   =========
