Form 10-Q
period 2003-03-31
CONSOLIDATED TOMOKA LAND CO
filed 2003-05-07
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

        X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       ___     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2003

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

                        Yes   X                No
                            -----                 -----
Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Exchange Act).

                        Yes   X               No
                            ------               ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Class of Common Stock                            Outstanding
                                                  May 1, 2003


   $1.00 par value                                 5,615,579

                     CONSOLIDATED-TOMOKA LAND CO.


                                 INDEX



                                                           Page No.
                                                           --------


PART I - FINANCIAL INFORMATION

       Consolidated Condensed Balance Sheets -
            March 31, 2003 and December 31, 2002                3

       Consolidated Condensed Statements of Income -
         Three Months Ended March 31, 2003 and 2002             4

       Consolidated Statement of Shareholders' Equity -
         Three Months Ended March 31, 2003                      5

       Consolidated Condensed Statements of Cash Flows -
         Three Months Ended March 31, 2003 and 2002             6

       Notes to Consolidated Condensed Financial Statements     7-10

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    11-16

PART II -- OTHER INFORMATION                                    17

SIGNATURES                                                      18

CERTIFICATIONS                                                  19-22

                      PART I -- FINANCIAL INFORMATION
                        CONSOLIDATED-TOMOKA LAND CO.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                                     (Unaudited)
                                                       March 31,     December 31,
                                                         2003          2002
                                                      --------------------------
ASSETS
Cash                                                      71,181      1,019,976
Restricted Cash                                        2,734,293     12,339,527
Investment Securities                                  4,823,416      5,013,224
Notes Receivable                                       9,486,806      9,640,676
Real Estate Held for Development and Sale              8,913,025      7,453,628
Refundable Income Taxes                                  718,858        815,503
Other Assets                                           3,286,593      3,684,860
                                                      ----------     ----------
                                                     $30,034,172    $39,967,394
                                                      ----------     ----------
Property, Plant and Equipment:
 Land, Timber and Subsurface Interests               $ 1,994,628    $ 1,958,550
 Golf Buildings, Improvements and Equipment           11,259,631     11,259,631
 Income Properties Land, Buildings and Improvements   36,013,571     22,964,712
 Other Furnishings and Equipment                         889,847        886,767
                                                      ----------     ----------
  Total Property, Plant and Equipment                 50,157,677     37,069,660
Less Accumulated Depreciation and Amortization        (3,003,344)    (2,710,992)
                                                      ----------     ----------
 Net - Property, Plant and Equipment                  47,154,333     34,358,668
                                                      ----------     ----------
 TOTAL ASSETS                                        $77,188,505    $74,326,062
                                                      ==========     ==========
LIABILITIES
Accounts Payable                                     $   131,566    $   304,480
Accrued Liabilities                                    3,140,766      3,085,131
Deferred Income Taxes                                  9,803,990      8,843,728
Notes Payable                                          9,752,061      9,235,072
                                                      ----------     ----------
     TOTAL LIABILITIES                                22,828,383     21,468,411
                                                      ----------     ----------
SHAREHOLDERS' EQUITY
Common Stock                                           5,615,579      5,615,579
Additional Paid in Capital                               887,547        835,750
Retained Earnings                                     48,623,369     47,171,449
Accumulated Other Comprehensive Loss                 (   766,373)    (  765,127)
                                                      ----------     ----------
     TOTAL SHAREHOLDERS' EQUITY                       54,360,122     52,857,651
                                                      ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $77,188,505    $74,326,062
                                                      ==========     ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                     CONSOLIDATED-TOMOKA LAND CO.
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                             (Unaudited)
                                                          Three Months Ended
                                                      ---------------------------
                                                       March 31,        March 31,
                                                         2003             2002
                                                      ---------------------------
                                                           $                $
INCOME:

  Real Estate Operations:
   Real Estate Sales
    Sales and Other Income                            3,318,469           726,832
    Costs and Expenses                               (  662,861)       (  474,960)
                                                      ---------         ---------
                                                      2,655,608           251,872
                                                      ---------         ---------
   Income Properties
    Leasing Revenues and Other Income                   715,737           464,984
    Costs and Other Expenses                         (  130,470)       (  102,751)
                                                      ---------         ---------
                                                        585,267           362,233
                                                      ---------         ---------
   Golf Operations
    Sales and Other Income                            1,272,718         1,290,212
    Costs and Other Expenses                         (1,361,788)       (1,322,594)
                                                      ---------         ---------
                                                     (   89,070)       (   32,382)
                                                      ---------         ---------
    Total Real Estate Operations                      3,151,805           581,723

  Profit on Sales of Other Real Estate Interests        359,112                --

  Interest and Other Income                             257,007           228,973
                                                      ---------         ---------
  Operating Income                                    3,767,924           810,696

General and Administrative Expenses                  (  977,534)       (  998,754)
                                                      ---------         ---------

Income (Loss) Before Income Taxes                     2,790,390        (  188,058)
Income Taxes                                         (1,057,691)           68,829
                                                      ---------         ---------
Net Income (Loss)                                     1,732,699        (  119,229)
                                                      =========         =========
PER SHARE INFORMATION:
 Basic and Diluted
   Net Income (Loss)                                      $0.31            $(0.02)
                                                      =========         =========
   Dividends                                              $0.05            $ 0.05
                                                      =========         =========

See accompanying Notes to Consolidated Condensed Financial Statements.

                    CONSOLIDATED-TOMOKA LAND CO.
             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                   Accumulated
                              Additional              Other        Total
                    Common     Paid-In  Retained  Comprehensive Shareholders' Comprehensive
                    Stock      Capital  Earnings      Loss         Equity        Income
                    ---------  -------- ----------- ----------- ------------  -----------

Balance,
 December 31, 2002  $5,615,579 $835,750 $47,171,449 $ ( 765,127)$ 52,857,651  $

Net Income                                1,732,699                1,732,699    1,732,699

Other Comprehensive
 Loss:
  Cash Flow Hedging
  Derivative,
  Net of Tax                                          (   1,246)  (    1,246)  (    1,246)

                                                                                ---------
Comprehensive Income                                                           $1,731,453
                                                                                =========

Stock Options                    51,797                               51,797

Cash Dividends
 ($.05 per share)                        (  280,779)              (  280,779)


                     ---------  -------  ----------  ----------  -----------
Balance,
 March 31, 2003     $5,615,579 $887,547 $48,623,369 $( 766,373) $54,360,122
                     =========  =======  ==========  ==========  ==========




















See accompanying Notes to Consolidated Condensed Financial Statements.

                     CONSOLIDATED-TOMOKA LAND CO.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                      (Unaudited)
                                                                  Three Months Ended
                                                              --------------------------
                                                               March 31,       March 31,
                                                                 2003            2002
                                                              ----------     -----------
                                                                   $               $
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                          1,732,699         (119,229)

   Adjustments to Reconcile Net Income (Loss) to Net Cash
    Provided By Operating Activities:
     Depreciation and Amortization                              292,352          198,622
     Non Cash Compensation                                       51,797               --

   Decrease (Increase) in Assets:
    Notes Receivable                                            153,870          390,924
    Real Estate Held for Development                        ( 1,459,397)          68,538
    Refundable Income Taxes                                      96,645           16,145
    Other Assets                                                398,267         (375,689)

  (Decrease) Increase in Liabilities:
    Accounts Payable                                        (   172,914)        ( 49,921)
    Accrued Liabilities                                          54,389          376,218
    Deferred Income Taxes                                       960,262         ( 84,975)
                                                              ---------        ---------
    Net Cash Provided By Operating Activities                 2,107,970          420,633
                                                              ---------        ---------
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant, and Equipment              (13,088,017)        ( 70,051)
 Decrease (Increase) in Restricted Cash for Acquisitions
   Through the Like-Kind Exchange Process                     9,605,234         (415,605)
 Net Decrease (Increase) in Investment Securities               189,808         (244,300)
                                                              ----------      ----------
  Net Cash Used In Investing Activities                     ( 3,292,975)        (729,956)
                                                              ----------      ----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable                                  1,364,000              --
 Payments on Notes Payable                                  (   847,011)        (137,831)
 Dividends Paid                                             (   280,779)        (280,779)
                                                              ----------      ----------
  Net Cash Provided by (Used in) Financing Activities           236,210         (418,610)
                                                              ----------      ----------
Net Decrease In Cash                                         (  948,795)        (727,933)
Cash, Beginning of Year                                       1,019,976        2,042,631
                                                              ----------       ---------
Cash, End of Period                                              71,181        1,314,698
                                                              ==========       =========




See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Principles of Interim Statements. The following unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The consolidated condensed financial statements reflect all adjustments which are, in the opinion of the management, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated condensed format is designed to be read in conjunction with the last annual report. For further information refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

    The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries.
    Inter-company balances and transactions have been eliminated in consolidation.

    Certain reclassifications were made to the 2002 accompanying consolidated financial statements to conform to the 2003 presentation.


2. Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

                                                                   Three Months Ended
                                                                March 31,       March 31,
                                                                   2003           2002
                                                               ----------     ----------
Income (Loss) Available to Common Shareholder:
Net Income (Loss)                                              $1,732,699    $(  119,229)
                                                                =========      =========
Weighted Average Shares Outstanding                             5,615,579      5,615,579

Common Shares Applicable to Stock
 Options Using the Treasury Stock Method                           12,718         13,494
                                                                ---------      ---------
Total Shares Applicable to Diluted Earnings Per Share           5,628,297      5,629,073
                                                                =========      =========
Basic and Diluted Loss Per Share:
   Net Income (Loss)                                                $0.31         $(0.02)
                                                                =========      =========

3. Notes Payable.  Notes payable consist of the following:

                                              March 31, 2003
                                      ------------------------------
                                                          Due Within
                                      Total               One Year
                                      ------------------------------
    $ 7,000,000 Line of Credit       $   593,310          $  593,310
     Mortgage Notes Payable            9,064,267             192,780
     Industrial Revenue Bond              94,484              94,484
                                      ----------           ---------
                                     $ 9,752,061          $  880,574
                                      ==========           =========

   Payments applicable to reduction of principal amounts will be required as follows:


     Year Ending March 31, 2003
     ---------------------

     2004                       $  880,574
     2005                          207,651
     2006                        1,423,459
     2007                          240,626
     2008 & Thereafter           6,999,751
                                 ---------
                                $9,752,061
                                 =========
In the first three months of 2003 and 2002, interest totaled $177,131 and $204,936 respectively.

4. Stock Options.

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 provides alternative methods of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, and interim disclosure provisions are effective for periods beginning after December 15, 2002. As permitted under SFAS 123 and SFAS 148, the Company will continue to follow the accounting guidelines pursuant to Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees" (APB 25), for stock-based compensation and to furnish the pro forma disclosures as required under SFAS 148. The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB 25, and related interpretations, requiring that compensation expense be recorded equal to the intrinsic value of the award at the measurement date.

Had compensation expense for these options been determined in accordance with SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been as follows:

                                                     Three Months Ended
                                               March 31,           March 31,
                                                 2003                2002
                                              ------------------------------
    Net Income (Loss):
     As reported                              $ 1,732,699          $ (119,229)
     Deduct:
     Difference in Stock-Based Compensation
      Under Fair Value Based Method and
       Intrinsic Value Method                  (    9,275)           ( 11,252)
                                                ----------           ---------
    Pro Forma Income (Loss)                   $ 1,723,424          $ (130,481)
                                                ==========           =========

    Basic and Diluted Income (Loss) Per Share
     As Reported                                   $ 0.31             ($ 0.02)
     Pro Forma Income (Loss)                       $ 0.31             ($ 0.02)

5. Other Recent Accounting Pronouncements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The Company will apply the recognition and measurement provisions of FIN 45 on a prospective basis to guarantees issued or modified after December 31, 2002.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations is designed to be read in conjunction with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the last annual report.

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

RESULTS OF OPERATIONS
2003 Compared to 2002

Real Estate Operations
----------------------
Real Estate Sales
-----------------
Net operating income from real estate sales totaled $2,655,608 for the first three months of 2003, compared to $251,872 for the same period in 2002.

The sale of 374 acres of property during the quarter ended March 31, 2003 produced gross profits approximating $2,880,000. These gross profits represent a substantial improvement over gross profits of $525,0000 posted in the first three months of 2002 on the sale of 20 acres of land.

Income Properties
-----------------
Revenues from income properties increased 54% to $715,737 for the first quarter of 2003, with operating income rising 62% during the period to $585,267. During the first quarter of 2002 operating income totaling $362,233 was recorded on revenues of $464,984. These increases can be attributed to the acquisition of four properties, through the like-kind exchange process, during 2003's first quarter, and the acquisition of a fifth property in 2002's fourth quarter. Income properties costs and expenses rose 27% for the three months when compared to the prior year's quarter due to additional depreciation associated with the properties acquired.

Golf Operations
-----------------
For the first three months of 2003 golf operations posted a loss of $89,070. This loss compares to a loss of $32,382 recorded in 2002's first quarter. Results from golf activities were down 3% on a 2% decrease in rounds played and stable average green fees. The decline in rounds played, to a large extent, was due to the increase in rain days, particularly in the month of March. Losses from food and beverage operations increased approximately $20,000 during the period, despite a 7% increase in revenues as food cost of sales and compensation expenses rose.

General Corporate and Other
---------------------------
Profits on the sale of other real estate interests totaled $359,112 for the first three months of 2003 on the release of subsurface interests on 2,950 acres. There were no sales of other real estate interests or releases of subsurface interests during the first quarter of 2002.

Interest and other income increased to $257,007, a 12% gain when compared to the prior year's first quarter interest and other income of $228,973. This gain was primarily attributed to higher interest on funds held for investment in income properties and income earned on the sale of fill dirt.

General and administrative expenses were lowered 2% during 2003's first quarter when compared to prior year's same period as the result of decreased interest and compensation expenses.

Net Income and Earnings Before Depreciation and Deferred Taxes
--------------------------------------------------------------
Net income of $1,732,699, equivalent to $.31 per share, was recorded in 2003's first quarter. This income represents a significant turnaround from 2002's first quarter loss of $119,229, equivalent to $.02 per share. The turnaround was primarily achieved on higher profits from commercial land sales and increased earnings from income properties with the addition of the new properties.

The Company also uses Earnings Before Depreciation and Deferred Taxes ("EBDDT") as a performance measure. The Company's strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes. This measure tracks results in this area.


Following is the calculation of EBDDT:

                                                        Quarter Ended
                                                  -----------------------------------
                                                   March 31,               March 31,
                                                     2003                     2002
                                                  -----------------------------------
Net Income (Loss)                                $ 1,732,699              $  (119,229)
   Add Back:
    Depreciation                                     292,352                  198,622
    Deferred Taxes                                   960,262                 ( 84,975)
                                                  ----------                ----------
Earnings Before Depreciation and Deferred Taxes  $ 2,985,313              $  (  5,582)
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

EBDDT improved notably for the first quarter of 2003, not only due to the improved operating results, but also due to a significant change in deferred taxes. The change in deferred taxes was predominantly the result of deferring gains on land sales closed during the period for income tax purposes through the like-kind exchange process.

Liquidity and Capital Resources
-------------------------------
Cash and investment securities on hand at March 31, 2003 totaled $7,628,890, including $2,734,293 cash held by an intermediary for the acquisition of income properties through the like-kind exchange process. This cash and investment securities on hand is significantly lower than the cash and investment securities amounting to $18,372,727
held at December 31, 2002.   The primary uses of these funds was the
acquisition of four income properties along with the acquisition of 950 acres of mitigation lands at a cost approximating $14,000,000. Offsetting these cash uses was cash provided by operations.

Capital expenditures for the remainder of 2003 are projected to approximate $6,000,000. These expenditures include $2,200,000 for site development of the Cornerstone Office Park at the Interstate 95 interchange at LPGA Boulevard, and $3,300,000 for road construction on Company owned lands adjacent to Interstate 95. Capital to fund these requirements will be provided by cash and investment securities on hand, operating activities and financing sources in place. Additionally, as funds become available from qualified sales, additional income properties will be acquired through the like-kind exchange process. At March 31, 2003, $2,734,293 is held for this purpose. Currently, the income properties owned by the Company are free of debt. The Company has the ability to borrow against these properties on a non-recourse basis.

At this time interest in Company owned land remains relatively strong, with a backlog of contracts in place for closing in 2003 and future years, although national and local economic and political issues effect prospective development and sales. Management continues to focus its efforts on converting its contract backlog to closings while developing new contracts. As closings occur, gains which qualify will continue to be deferred for income tax purposes with the acquisition of triple-net-lease properties through the like-kind exchange process. In the event such closings on replacement properties do not occur within the required time frames, income taxes relative to the gains experienced would become currently payable. As the inventory of income properties grows management will look to continue to diversify the Company through other real estate investments as opportunities arise.

Critical Accounting Policies
----------------------------
The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66 "Accounting for Sales of Real Estate." The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS 66, or the Company retains some form of continuing involvement with the property. No income was deferred for the first quarter of 2003 or 2002 as sales have met the established criteria.

In accordance with SFAS 144,"Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has reviewed the recoverability of long-lived assets, including real estate held for development and sale and property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may or may not be recoverable. There has been no material impairment of long-lived assets reflected in the consolidated financial statements.

The Company refinanced certain long-term debt during 2002, and at that time the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss. At March 31, 2003, a liability of $1,247,655 had been established on the Company's balance sheet. Other comprehensive loss of $766,373 ($1,247,655 net of income taxes of $481,282) has also been recorded to date.

Recent Accounting Pronouncements.
---------------------------------
In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 provides alternative methods of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, and interim disclosure provisions are effective for periods beginning after December 15, 2002. As permitted under SFAS 123 and SFAS 148, the Company will continue to follow the accounting guidelines pursuant to Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees" (APB25), for stock-based compensation and to furnish the pro forma disclosures as required under SFAS 148. The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB 25, and related Interpretations, requiring that compensation expense be recorded equal to the intrinsic value of the award at the measurement date.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The Company will apply the recognition and measurement provisions of FIN 45 on a prospective basis to guarantees issued or modified after December 31, 2002.

      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rate risk.

The Company manages its debt, considering investment opportunities and risk, tax consequences and overall financial strategies. The Company is primarily exposed to interest rate risk on a $8,000,000 long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management's objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective the Company entered into an interest swap agreement during the second quarter of 2002.


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

           The annual meeting of the Company's Shareholders was held on April 23, 2003. The following votes were received for each of the three nominees for Class III directors, each of which was elected to a three-year term:

                                 Number of        Number of Votes
           Nominee               votes for        Withheld
           -----------------     ---------        ---------------
           William O.E. Henry    4,744,046        147,234
           H. Jay Skelton        4,809,493         81,787
           William J. Voges      4,810,546         80,734

Item 5.    Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

            (a)    Exhibits:

                   Exhibit 11 - Incorporated by Reference on Page 8
                                of this 10-Q report.

                   Exhibit 99.1 - Certification Pursuant to 18 U.S.C.
                                Section 1350, as Adopted Pursuant to
                                Section 906 of the Sarbanes-Oxley Act
                                Of 2002.

                   Exhibit 99.2  - Certification Pursuant to 18 U.S.C.
                                Section 1350, as Adopted Pursuant to
                                Section 906 of the Sarbanes-Oxley Act
                                Of 2002.

            (b)    Reports on Form 8-K

                   On April 17, 2003, a Form 8-K was furnished reporting under Item 9 "Regulation FD Disclosure" and Item 12 "Results of Operations and Financial Condition," the Company's earning release for the quarter ended March 31, 2003.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         CONSOLIDATED-TOMOKA LAND CO.
                                                 (Registrant)



Date:  May 7, 2003                       By:/s/ William H. McMunn
                                         ----------------------------
                                         William H. McMunn, President
                                         and Chief Executive Officer




Date:  May 7, 2003                       By:/s/ Bruce W. Teeters
                                         ----------------------------
                                         Bruce W. Teeters, Senior
                                         Vice President - Finance
                                         and Treasurer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

                                       By:/s/William H. McMunn
                                       -----------------------
                                       William H. McMunn
                                       President and
                                       Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

                                    By:/s/Bruce W. Teeters
                                    --------------------------
                                    Bruce W. Teeters
                                    Sr. Vice President-Finance
                                    and Treasurer

                            Exhibit 99.1

                     CERTIFICATION PURSUANT TO
                       18 U.S.C SECTION 1350,
                       AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report of Consolidated-Tomoka Land Co. (The "Company") on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce W. Teeters, Senior Vice President - Finance and Treasurer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/S/ Bruce W. Teeters
--------------------
Bruce W. Teeters
Senior Vice President-Finance and Treasurer

May 7, 2003

                             EXHIBIT 99.2

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Consolidated-Tomoka Land Co. (The "Company") on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William H. McMunn, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/S/ William H. McMunn
---------------------
William H. McMunn
President and
Chief Executive Officer

May 7, 2003