Form 10-Q
period 2003-06-30
CONSOLIDATED TOMOKA LAND CO
filed 2003-08-07
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

        X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       ___     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003

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

                        Yes   X                No
                            -----                 -----
Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Exchange Act).

                        Yes   X               No
                            ------               ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Class of Common Stock                             Outstanding
                                                  August 1, 2003
   $1.00 par value                                  5,619,799

                     CONSOLIDATED-TOMOKA LAND CO.


                                 INDEX



                                                           Page No.
                                                           --------


PART I - FINANCIAL INFORMATION

       Consolidated Condensed Balance Sheets -
            June 30, 2003 and December 31, 2002                 3

       Consolidated Condensed Statements of Income -
         Three-Months Ended and Six-Months Ended
         June 30, 2003 and 2002                                 4

       Consolidated Statement of Shareholders' Equity -
         Six-Months Ended June 30, 2003                         5

       Consolidated Condensed Statements of Cash Flows -
         Six-Months Ended June 30, 2003 and 2002                6

       Notes to Consolidated Condensed Financial Statements     7-10

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    11-17

PART II -- OTHER INFORMATION                                    18

SIGNATURES                                                      19

                      PART I -- FINANCIAL INFORMATION
                        CONSOLIDATED-TOMOKA LAND CO.
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      (Unaudited)
                                                        June 30,     December 31,
                                                         2003          2002
                                                       -----------    -----------
ASSETS
 Cash                                                  $   125,405    $ 1,019,976
 Restricted Cash                                         2,743,161     12,339,527
 Investment Securities                                   4,651,317      5,013,224
 Notes Receivable                                        8,816,626      9,640,676
 Real Estate Held for Development and Sale               9,721,955      7,453,628
 Refundable Income Taxes                                   671,564        815,503
 Other Assets                                            3,184,615      3,684,860
                                                        ----------     ----------
                                                       $29,914,643    $39,967,394
                                                        ----------     ----------
  Property, Plant and Equipment:
   Land, Timber and Subsurface Interests               $ 2,020,190    $ 1,958,550
   Golf Buildings, Improvements and Equipment           11,274,870     11,259,631
   Income Properties Land, Buildings and Improvements   35,862,821     22,964,712
   Other Furnishings and Equipment                         900,482        886,767
                                                        ----------     ----------
    Total Property, Plant and Equipment                 50,058,363     37,069,660
  Less Accumulated Depreciation and Amortization        (3,261,160)    (2,710,992)
                                                        ----------     ----------
   Net - Property, Plant and Equipment                  46,797,203     34,358,668
                                                        ----------     ----------
    TOTAL ASSETS                                       $76,711,846    $74,326,062
                                                        ==========     ==========
LIABILITIES
 Accounts Payable                                      $   194,557    $   304,480
 Accrued Liabilities                                     3,828,378      3,085,131
 Deferred Income Taxes                                   9,536,079      8,843,728
 Notes Payable                                           9,129,971      9,235,072
                                                        ----------     ----------
    TOTAL LIABILITIES                                   22,688,985     21,468,411
                                                        ----------     ----------
SHAREHOLDERS' EQUITY
 Common Stock                                            5,618,903      5,615,579
 Additional Paid in Capital                              1,190,333        835,750
 Retained Earnings                                      48,110,534     47,171,449
 Accumulated Other Comprehensive Loss                  (   896,909)    (  765,127)
                                                        ----------     ----------
    TOTAL SHAREHOLDERS' EQUITY                          54,022,861     52,857,651
                                                        ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $76,711,846    $74,326,062
                                                        ==========     ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                     CONSOLIDATED-TOMOKA LAND CO.
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                             (Unaudited)                 (Unaudited)
                                         Three Months Ended           Six Months Ended
                                        -----------------------   -----------------------
                                        June 30,       June 30,   June 30,      June 30,
                                          2003          2002        2003          2002
                                        ----------   ----------   ----------   ----------
Income
 Real Estate Operations:
  Sales and Other Income                $  720,303   $5,280,343    $4,038,772  $6,007,175
  Costs and Expenses                    (  574,176)  (  890,198)   (1,237,037) (1,365,158)
                                         ---------    ---------     ---------   ---------
                                           146,127    4,390,145     2,801,735   4,642,017
                                         ---------    ---------     ---------   ---------
 Income Properties
  Leasing Revenues and Other Income        826,385      464,434     1,542,122     929,418
  Costs and Other Expenses              (  147,161)  (   97,357)   (  277,631) (  200,108)
                                         ---------    ---------     ---------   ---------
                                           679,224      367,077     1,264,491     729,310
                                         ---------    ---------     ---------   ---------
 Golf Operations
  Sales and Other Income                 1,173,970    1,142,487     2,446,688   2,432,699
  Costs and Other Expenses              (1,471,569)  (1,393,440)   (2,833,357) (2,716,034)
                                         ---------    ---------     ---------   ---------
                                        (  297,599)  (  250,953)   (  386,669) (  283,335)
                                         ---------    ---------     ---------   ---------
  Total Real Estate Operations             527,752    4,506,269     3,679,557   5,087,992

 Profit on Sales of Other
  Real Estate Interests                    164,039      149,866       523,151     149,866

 Interest and Other Income                 228,583      236,995       485,590     465,968
                                         ---------    ---------    ----------   ---------
Operating Income                           920,374    4,893,130     4,688,298   5,703,826

General and Administrative Expenses     (1,291,073)  (  791,927)   (2,268,607) (1,790,681)
                                         ---------    ---------     ---------   ---------

Income (Loss) Before Income Taxes       (  370,699)   4,101,203     2,419,691   3,913,145

 Income Taxes                              138,643   (1,515,830)   (  919,048) (1,447,001)
                                         ---------    ---------     ---------   ---------
  Net Income (Loss)                     (  232,056)   2,585,373     1,500,643   2,466,144
                                         =========    =========     =========   =========
PER SHARE INFORMATION:
 Basic and Diluted
  Net Income (Loss)                         $(0.04)       $0.46         $0.27       $.044
                                             =====         ====          ====        ====
 Dividends                                  $ 0.05        $0.05         $0.10       $0.10
                                             =====         ====          ====        ====

See accompanying Notes to Consolidated Condensed Financial Statements.

                    CONSOLIDATED-TOMOKA LAND CO.
             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                     Accumulated
                                            Additional               Other          Total
                                Common      Paid-In     Retained     Comprehensive  Shareholders'  Comprehensive
                                Stock       Capital     Earnings     Income         Equity         Income
                                ----------  ----------  -----------  -----------    ------------   -------------
Balance, December 31, 2002      $5,615,579  $  835,750  $47,171,449  $(  765,127)   $ 52,857,651

Net Income                                                1,500,643                    1,500,643   $   1,500,643

Other Comprehensive Loss:
  Cash Flow Hedging Derivative,
  Net of Tax                                                          (  131,782)     (  131,782)   (    131,782)
                                                                                                     -----------
Comprehensive Income                                                                                  $1,368,861
                                                                                                     ===========
Stock Options                        3,324     354,583                                   357,907

Cash Dividends ($.10 per share)                          (  561,558)                  (  561,558)
                                 ---------   ---------   ----------    ----------     ----------
Balance, June 30, 2003          $5,618,903  $1,190,333  $48,110,534   $(  896,909)   $54,022,861
                                 =========   =========   ==========    ==========     ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                     CONSOLIDATED-TOMOKA LAND CO.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                      (Unaudited)
                                                                  Six Months Ended
                                                              --------------------------
                                                               June 30,        June 30,
                                                                 2003            2002
                                                              ----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income                                                $ 1,500,643     $ 2,466,144

   Adjustments to Reconcile Net Income to Net Cash
    Provided By Operating Activities:
     Depreciation and Amortization                               550,178         398,068
     Loss on Sale of Property, Plant and Equipment                    --          12,596
     Non Cash Compensation                                       354,583              --

   Decrease (Increase) in Assets:
    Notes Receivable                                             824,050         426,851
    Real Estate Held for Development                          (2,268,327)        331,897
    Refundable Income Taxes                                      143,939      (  963,662)
    Other Assets                                                 500,235      (  507,490)

  (Decrease) Increase in Liabilities:
    Accounts Payable                                          (  109,923)     (   21,648)
    Accrued Liabilities                                          611,465      (1,796,417)
    Deferred Income Taxes                                        692,351       2,192,299
                                                               ---------       ---------
    Net Cash Provided By Operating Activities                $ 2,799,194     $ 2,538,638
                                                               ---------       ---------
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant and Equipment                (12,988,703)     (   88,908)
 Decrease (Increase) in Restricted Cash for Acquisitions
   Through the Like-Kind Exchange Process                      9,596,366      (2,236,636)
 Net Decrease in Investment Securities                           361,907          54,968
                                                              ----------      ----------
  Net Cash Used In Investing Activities                      ( 3,030,430)     (2,270,576)
                                                              ----------      ----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable                                   2,535,000       1,295,000
 Payments on Notes Payable                                   ( 2,640,101)     (1,479,375)
 Cash Proceeds from Exercise of Stock Options                      3,324              --
 Dividends Paid                                              (   561,558)     (  561,558)
                                                              ----------      ----------
  Net Cash Used in Financing Activities                      (   663,335)     (  745,933)
                                                              ----------      ----------

Net Decrease In Cash                                         (   894,571)     (  477,871)
Cash, Beginning of Year                                        1,019,976       2,042,631
                                                              ----------       ---------
Cash, End of Period                                          $   125,405     $ 1,564,760
                                                              ==========       =========

See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Principles of Interim Statements. The foregoing unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. The consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated condensed format is designed to be read in conjunction with the last annual report. For further information refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

                                               Three Months Ended        Six Month Ended
                                             ----------------------   ---------------------
                                             June 30,       June 30,  June 30,     June 30,
                                               2003          2002       2003        2002
                                             ---------     --------   ---------- ----------
Income Available to Common Shareholders:
  Net Income (Loss)                         $( 232,056)  $2,585,373   $1,500,643 $2,466,144
                                             =========    =========    =========  =========
Weighted Average Shares Outstanding          5,616,545    5,615,579    5,616,065  5,615,579

Common Shares Applicable to Stock
 Options Using the Treasury Stock Method            --       15,624       22,730     14,579
                                             ---------    ---------    ---------  ---------
Total Shares Applicable to Diluted
 Earnings Per Share                         $5,616,545   $5,631,203   $5,638,795 $5,630,158
                                             =========    =========    =========  =========
Basic and Diluted Loss Per Share:
   Net Income (Loss)                            $(0.04)       $0.46        $0.27      $0.44
                                             =========    =========    =========  =========

3. Notes Payable.  Notes payable consist of the following:

                                              June 30, 2003
                                      ------------------------------
                                                          Due Within
                                      Total               One Year
                                      ------------------------------
    $ 7,000,000 Line of Credit       $    49,000          $   49,000
     Mortgage Notes Payable            9,017,340             196,347
     Industrial Revenue Bond              63,631              63,631
                                      ----------           ---------
                                     $ 9,129,971          $  308,978
                                      ==========           =========

   Payments applicable to reduction of principal amounts will be required as follows:

     Year Ending June 30, 2003
     -------------------------
     2004                       $  308,978
     2005                          211,490
     2006                        1,427,790
     2007                          244,871
     2008 & Thereafter           6,936,842
                                 ---------
                                $9,129,971
                                 =========

In the first six months of 2003 and 2002, interest totaled $354,435 and $408,639 respectively.

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

Had compensation expense for these options been determined in accordance with SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been as follows:

                                               Three Months Ended      Six Months Ended
                                             -----------------------  ---------------------
                                              June 30,     June 30,   June 30,     June 30,
                                                2003         2002       2003        2002
                                             -----------  ----------  ----------  ---------
    Net Income (Loss):
     As reported                             $(  232,056) $2,585,373  $1,500,643 $2,466,144
     Deduct:
     Difference in Stock-Based Compensation
      Under Fair Value Based Method and
       Intrinsic Value Method                    157,559    ( 11,252)    148,284 (   22,504)
                                              ----------   ---------   ---------  ---------
    Pro Forma Income (Loss)                  $(   74,497) $2,574,121   1,648,927  2,443,640
                                              ==========   =========   =========  =========

    Basic and Diluted Income (Loss) Per Share
     As Reported                                  ($0.04)      $0.46       $0.27      $0.44
     Pro Forma                                    ($0.01)      $0.46       $0.29      $0.44

5. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of the Statement had no effect on the Company's financial statements as of June 30, 2003 and the Company does not anticipate material impact on future financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). This Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no effect on the Company's financial statements as of June 30, 2003 and the Company does not anticipate material impact on future financial statements.

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

                             "Safe Harbor"
           STATEMENT UNDER THE SECURITIES REFORM ACT OF 1995

Certain statements contained in this report (other than the financial statements and statements of historical fact) are forward-looking statements. The words "believe," "estimate," "expect," "intend," "anticipate," "will," "could," "may," "should," "plan," "potential," "predict," "forecast," and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company.
There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

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

                         RESULTS OF OPERATIONS
            The Three- and Six-Months Ended June 30, 2003
                              Compared to
            The Three- and Six-Months Ended June 30, 2002

Real Estate Operations
----------------------
 Real Estate Sales
 -----------------
 For the three months ended June 30, 2003, the sale of six acres of property produced gross profits of $420,000 and resulted in net profits from real estate operations of $146,127. These profits represented a significant downturn from the $4,390,145 net profit posted during 2002's second quarter on the sale of 119 acres of land.

 Real estate operations realized net profits of $2,801,735 for the first six months of 2003 on the sale of 380 acres of property. Profits for the first half of 2003 represented a 40% decline from 2002's first six month period. During 2002's same period, profits of $4,642,017 were recorded on the sale of 139 acres. Per acre sales prices and gross profits vary from parcel to parcel depending on location, use and size of the parcel.

 Income Properties
 -----------------
 The addition of four new properties during the first quarter of 2003 and one property in the fourth quarter of 2002 provided a 78% gain in revenues from income properties to $826,385 in 2003's second quarter. Income properties costs and expenses increased 51% during the period to $147,161 from depreciation associated with the new properties. Profits generated from income properties totaled $679,224 for the three-month period, an 85% increase over the prior year's second three month period.

 Year to date through June 30, 2003, profits of $1,264,491 were generated on revenues totaling $1,542,122. These results compare favorably to 2002's first half profits of $729,310 on revenues of $929,418. These improvements, 73% for profits and 66% for revenues, were again achieved due to the addition of the new properties.

 Golf Operations
 -----------------
 For the three months ended June 30, 2003 golf operations posted a loss of $297,599. This loss represented a 19% downturn from the $250,953 loss posted in 2002's same period. Revenues increased 3% during the period as a 7% increase in average greens fees per round offset a 5% decrease in rounds played. The increase in revenues was offset by a 6% rise in costs and expenses. Food and beverage cost of sales and wages increased during the three month period, along with insurance costs and land lease expense.

 A loss of $386,669 was recorded for the first six months of 2003, a 36% increase over the $283,335 loss realized in the prior year's first half. Revenues of $2,446,688 represented a modest 1% increase on slightly higher food and beverage revenues. A 4% rise in costs and expenses was again caused by higher food and beverage cost of sales and wages along with increased insurance and land lease expenses.

General Corporate and Other
---------------------------
Profits on the sale of other real estate interests totaled $164,039 and $523,151 for the second quarter and first six months of 2003, respectively. These profits were generated on the release of subsurface interests on 8,175 acres, of which 5,225 acres were released during the second quarter. During 2002 profits on the sale of other real estate interests amounted to $149,866 for both the six months and second quarter. The release of subsurface interests on 4 acres along with the sale of 7 acres of land generated these profits in 2002.

Interest and other income decreased 4% in 2003's second quarter when compared to the prior year. The decline, to $228,583, was the result of lower interest earned on investments. For the six month period interest and other income totaling $485,590 represented a 4% gain from the prior year's interest and other income of $465,968. This gain was due to higher earnings on funds held to invest in income properties.

For the three month and six month periods of 2003 general and administrative expenses posted significant increases over the prior year. These increases, 63% for the second quarter and 27% for the six months, were the direct result of expenses associated with stock options due to an increase of approximately 20% in the Company's stock price during the second quarter.

Net Income and Earnings Before Depreciation and Deferred Taxes
--------------------------------------------------------------
For the six months ended June 30, 2003 net income totaled $1,500,643, equivalent to $.27 per share. This profit represents a 39% decrease from the net income of $2,466,144, equivalent to $.44 per share, recorded in 2002's first six months. This downturn was primarily the result of lower land sales activity realized during 2003 along with higher general and administrative costs. This lower land sales activity was partially offset by a 73% gain in profits from income properties with the addition of the five new properties.

The Company also uses Earnings Before Depreciation and Deferred Taxes ("EBDDT") as a performance measure. The Company's strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes. This measure tracks results in this area.

Following is the calculation of EBDDT:
                                                        Quarter Ended
                                                  ---------------------------
                                                  June 30,            June 30,
                                                    2003                2002
                                                  ---------------------------
Net Income (Loss)                                 $(232,056)       $2,585,373
   Add Back:
    Depreciation                                    257,822           199,446
    Deferred Taxes                                 (267,911)        2,277,274
                                                    -------         ---------
Earnings Before Depreciation and Deferred Taxes   $(242,145)       $5,062,093
                                                    =======         =========

                                                      Six Months Ended
                                                  ---------------------------
                                                  June 30,            June 30,
                                                    2003                2002
                                                  ---------------------------
Net Income                                        $1,500,643       $2,466,144
   Add Back:
    Depreciation                                     550,178          398,068
    Deferred Taxes                                   692,351        2,192,299
                                                   ---------        ---------
Earnings Before Depreciation and Deferred Taxes   $2,743,172       $5,056,511
                                                   =========        =========

EBDDT is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles. Further, EBDDT is not necessarily indicative of cash availability to fund cash needs and should not be considered as an alternative to cash flow as a measure of liquidity. The Company believes, however, that EBDDT provides relevant information about operations and is useful, along with net income (loss), for an understanding of the Company's operating results.

EBDDT is calculated by adding depreciation and deferred income taxes to net income (loss) as they represent non-cash charges.

EBDDT was down for both periods not only due to the reduced earnings but also due to the reduction of the add back from deferred income taxes. The add back for deferred income taxes was not as great as gains on land sales deferred through the like-kind exchange process were reduced in 2003. The higher accrual for stock options expenses resulted in a reduction in deferred taxes for the second quarter of 2003. The addition of new income properties during the year resulted in higher depreciation for both periods of 2003.

Liquidity and Capital Resources
-------------------------------
Cash, restricted cash and investment securities totaled $7,519,883 at June 30, 2003, of which $2,743,161 was being held for the acquisition of income properties through the like-kind exchange process. This represented a significant decline from the cash, restricted cash and investment securities of $18,372,727 held at December 31, 2002. The primary use of these funds was the acquisition of four income properties for approximately $13,000,000 along with the acquisition of 950 acres of mitigation lands during the first quarter. Also contributing to the cash outflow was $1,200,000 spent on the development of the Cornerstone Office Park at the Interstate 95/LPGA Blvd. interchange. Offsetting these cash outflows was cash provided from operating activities.

Capital expenditures for the remainder of 2003 are projected to approximate $5,000,000. These expenditures include $1,400,000 for the remaining site development of the Cornerstone Office Park at the Interstate 95 interchange at LPGA Boulevard, and $3,300,000 for road construction on Company-owned lands adjacent to Interstate 95.
Capital to fund these requirements will be provided by cash and investment securities on hand, operating activities and financing sources in place. Additionally, as funds become available from qualified sales, triple-net lease income properties will be acquired through the like-kind exchange process. Currently, the income properties owned by the Company are free of debt. The Company has the ability to borrow against these properties on a non-recourse basis.

At this time, buyer interest remains relatively strong on Company-owned lands, with a backlog of contracts in place for closing in 2003 and future years; however, national and local economic and political issues can effect prospective development and sales. Management continues to focus its efforts on converting its contract backlog to closings while developing new contracts. As closings occur, gains will continue to be deferred for income tax purposes with the acquisition of triple-net-lease properties through the like-kind exchange process.

In the event such closings on replacement properties do not occur within the required time frames, income taxes relative to the gains experienced would become currently payable. As the inventory of income properties grows management will look to continue to diversify the Company through other real estate investments as opportunities arise.

Critical Accounting Policies
----------------------------
The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS 66, or the Company retains some form of continuing involvement with the property. No income was deferred for the first six months of 2003 or 2002 as sales have met the established criteria.

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

The Company refinanced its debt during 2002, and at that time the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss. At June 2003, a liability of $1,460,167 had been established on the Company's balance sheet. Other comprehensive loss of $896,909 ($1,460,167 net of income taxes of $563,258) has also been recorded to date.

Recent Accounting Pronouncements
--------------------------------
In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 provides alternative methods of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, and interim disclosure provisions are effective for periods beginning after December 15, 2002. As permitted under SFAS 123 and SFAS 148, the Company will continue to follow the accounting guidelines pursuant to Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees" (APB 25), for stock-based compensation and to furnish the pro forma disclosures as required under SFAS 148. The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB 25, and related interpretations, requiring that compensation expense be recorded equal to the intrinsic value of the award at the measurement date.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45).
FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The Company will apply the recognition and measurement provisions of FIN 45 on a prospective basis to guarantees issued or modified after December 31, 2002.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of the Statement had no effect on the financial statements as of June 30, 2003 and the Company does not anticipate material impact on future financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the Statement had no effect on the financial statements as of June 30, 2003 and the Company does not anticipate material impact on future financial statements.

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

           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

            (a)    Exhibits:

                   Exhibit 11 - Incorporated by Reference on Page 8
                                of this 10-Q report.

                   Exhibit 31.1 - Certification furnished pursuant to
                                  Section 302 of Sarbanes-Oxley Act of
                                  2002.

                   Exhibit 31.2 - Certification furnished pursuant to
                                  Section 302 of Sarbanes-Oxley Act of
                                  2002.

                   Exhibit 32.1 - Certification Pursuant to 18 U.S.C.
                                  Section 1350, as Adopted Pursuant to
                                  Section 906 of the Sarbanes-Oxley
                                  Act Of 2002.

                   Exhibit 32.2 - Certification Pursuant to 18 U.S.C.
                                  Section 1350, as Adopted Pursuant to
                                  Section 906 of the Sarbanes-Oxley
                                  Act of 2002.

            (b)    Reports on Form 8-K

                   On July 17, 2003, a Form 8-K was furnished reporting under Item 9, "Regulation FD Disclosure" and Item 12, "Results of Operations and Financial Condition," the Company's earning release for the quarter ended June 30, 2003.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         CONSOLIDATED-TOMOKA LAND CO.
                                                 (Registrant)



Date: August 7, 2003                     By:/s/ William H. McMunn
                                         ----------------------------
                                         William H. McMunn, President
                                         and Chief Executive Officer




Date: August 7, 2003                     By:/s/ Bruce W. Teeters
                                         ----------------------------
                                         Bruce W. Teeters, Senior
                                         Vice President - Finance
                                         and Treasurer