Form 10-Q
period 2003-09-30
CONSOLIDATED TOMOKA LAND CO
filed 2003-11-12
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

        X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       ___     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003

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

                        Yes   X                No
                            -----                 -----
Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Exchange Act).

                        Yes   X               No
                            ------               ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Class of Common Stock                             Outstanding
                                                  November 1, 2003
   $1.00 par value                                  5,623,342

                     CONSOLIDATED-TOMOKA LAND CO.


                                 INDEX



                                                           Page No.
                                                           --------


PART I - FINANCIAL INFORMATION

       Consolidated Condensed Balance Sheets -
         September 30, 2003 and December 31, 2002               3

       Consolidated Condensed Statements of Income -
         Three-Months and Nine-Months Ended
         September 30, 2003 and 2002                            4

       Consolidated Statement of Shareholders' Equity -
         Nine-Months Ended September 30, 2003                   5

       Consolidated Condensed Statements of Cash Flows -
         Nine-Months Ended September 30, 2003 and 2002          6

       Notes to Consolidated Condensed Financial Statements     7-9

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    10-16

PART II -- OTHER INFORMATION                                    17

SIGNATURES                                                      18

                      PART I -- FINANCIAL INFORMATION

                        CONSOLIDATED-TOMOKA LAND CO.
                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                                    (Unaudited)
                                                    September 30,   December 31,
                                                        2003            2002
                                                    ------------    -----------
ASSETS
Cash                                                 $   176,351    $ 1,019,976
Restricted Cash                                          950,000     12,339,527
Investment Securities                                  4,069,314      5,013,224
Notes Receivable                                       8,731,558      9,640,676
Real Estate Held for Development and Sale             10,439,667      7,453,628
Refundable Income Taxes                                  866,847        815,503
Other Assets                                           3,192,861      3,684,860
                                                      ----------     ----------
                                                      28,426,598     39,967,394
                                                      ----------     ----------
Property, Plant, and Equipment:
 Land, Timber and Subsurface Interests                 2,034,291      1,958,550
 Golf Buildings, Improvements & Equipment             11,276,679     11,259,631
 Income Properties, Land, Buildings & Improvements    38,876,843     22,964,712
 Other Furnishings and Equipment                         901,696        886,767
                                                      ----------     ----------
  Total Property, Plant & Equipment                   53,089,509     37,069,660
   Less Accumulated Depreciation and Amortization    ( 3,513,207)   ( 2,710,992)
                                                      ----------     ----------
  Net - Property, Plant & Equipment                   49,576,302     34,358,668
                                                      ----------     ----------
     TOTAL ASSETS                                    $78,002,900    $74,326,062
                                                      ==========     ==========

LIABILITIES
Accounts Payable                                     $   509,835    $   304,480
Accrued Liabilities                                    3,967,479      3,085,131
Deferred Income Taxes                                  9,777,150      8,843,728
Notes Payable                                          9,845,967      9,235,072
                                                      ----------     ----------
     TOTAL LIABILITIES                                24,100,431     21,468,411
                                                      ----------     ----------
SHAREHOLDERS' EQUITY
Common Stock                                           5,623,442      5,615,579
Additional Paid in Capital                             1,334,669        835,750
Retained Earnings                                     47,662,746     47,171,449
Accumulated Other Comprehensive Loss                 (   718,388)   (   765,127)
                                                      ----------     ----------
     TOTAL SHAREHOLDERS' EQUITY                       53,902,469     52,857,651
                                                      ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $78,002,900    $74,326,062
                                                      ==========     ==========
See accompanying Notes to Consolidated Condensed Financial Statements.

                    CONSOLIDATED-TOMOKA LAND CO.
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                           (Unaudited)                 (Unaudited)
                                          Quarter Ended             Nine Months Ended
                                    -------------------------  --------------------------
                                    September 30,September 30, September 30, September 30,
                                        2003         2002          2003          2002
                                    ------------ ------------  ------------  ------------
Income
  Real Estate Operations
    Sales and Other Income            $  807,471   $7,211,979    $4,846,243   $13,219,154
    Costs and Other Expenses          (  443,087)  (1,237,675)   (1,680,124)  ( 2,602,833)
                                       ---------    ---------     ---------    ----------
                                         364,384    5,974,304     3,166,119    10,616,321
                                       ---------    ---------     ---------    ----------

  Income Properties
    Leasing Revenues and Other Income    877,368      619,900     2,419,490     1,549,318
    Costs and Other Expenses          (  145,132)  (   97,694)   (  422,763)  (   297,802)
                                       ---------    ---------     ---------    ----------
                                         732,236      522,206     1,996,727     1,251,516
                                       ---------    ---------     ---------    ----------

  Golf Operations
    Sales and Other Income               847,139      822,747     3,293,827     3,255,446
    Costs and Other Expenses          (1,345,242)  (1,285,171)   (4,178,599)  ( 4,001,205)
                                       ---------    ---------     ---------    ----------
                                      (  498,103)  (  462,424)   (  884,772)  (   745,759)
                                       ---------    ---------     ---------    ----------

  Total Real Estate Operations           598,517    6,034,086     4,278,074    11,122,078

  Profit on Sales of Other
    Real Estate Interests                 12,500        1,000       535,651       150,866
                                       ---------    ---------     ---------    ----------
  Interest and Other Income              209,393      244,286       694,983       710,254
                                       ---------    ---------     ---------    ----------

Operating Income                         820,410    6,279,372     5,508,708    11,983,198
General and Administrative Expenses   (  997,333)  (  738,023)   (3,265,940)  ( 2,528,704)
                                       ---------    ---------     ---------    ----------
Income (Loss) Before Income Taxes     (  176,923)   5,541,349     2,242,768     9,454,494

Income Taxes                              66,323   (2,082,945)   (  852,725)  ( 3,529,946)
                                       ---------    ---------     ---------    ----------
Net Income (Loss)                    $(  110,600)  $3,458,404    $1,390,043   $ 5,924,548
                                       =========    =========     =========    ==========
Per Share Information:
  Basic and Diluted
   Net Income (Loss)                      $(0.02)       $0.62         $0.25         $1.06
                                       =========    =========     =========    ==========

   Dividends                              $ 0.06        $0.05         $0.16         $0.15
                                       =========    =========     =========    ==========
See accompanying Notes to Consolidated Condensed Financial Statements.

                    CONSOLIDATED-TOMOKA LAND CO.
             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                     Accumulated
                                         Additional                  Other           Total
                          Common         Paid-In      Retained       Comprehensive   Shareholders'  Comprehensive
                          Stock          Capital      Earnings       Income          Equity         Income
                     ---------   --------  ----------- -----------  ----------- -----------

Balance,
 December 31, 2002  $5,615,579   $835,750  $47,171,449   $(765,127) $52,857,651 $       --

Net Income                  --         --    1,390,043          --    1,390,043  1,390,043

Other Comprehensive
 Gain:
  Cash Flow Hedging
   Derivative,
    Net of Tax              --         --           --      46,739       46,739     46,739
                                                                                 ---------
Comprehensive Income        --         --           --          --            - $1,436,782
                                                                                 =========
Stock Options            7,863    498,919                               506,782

Cash Dividends
 ($.16 per share)           --         --    ( 898,746)         --    ( 898,746)
                     ---------  ---------   ----------     -------   ----------
Balance,
 September 30, 2003 $5,623,442 $1,334,669  $47,662,746   $(718,388) $53,902,469
                     =========  =========   ==========     =======   ==========


                  CONSOLIDATED-TOMOKA LAND CO.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                       (Unaudited)
                                                                    Nine Months Ended
                                                              ----------------------------
                                                              September 30,   September 30,
                                                                  2003            2002
                                                              ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net Income                                                   $  1,390,043     $ 5,924,548

Adjustments to Reconcile Net Income to Net Cash
 Provided By Operating Activities:
  Depreciation and Amortization                                    802,215         599,496
  Loss on Sale of Property, Plant and Equipment                         --          11,262
  Non Cash Compensation                                            498,919              --

Decrease (Increase) in Assets:
 Notes Receivable                                                  909,118         453,459
 Real Estate Held for Development                              ( 2,986,039)      1,138,000
 Refundable Income Taxes                                       (    51,344)    ( 1,259,275)
 Other Assets                                                      491,999     (   665,362)

Increase (Decrease) in Liabilities:
 Accounts Payable                                                  205,355     (   132,421)
 Accrued Liabilities                                               929,087     ( 1,022,261)
 Deferred Income Taxes                                             933,422       4,459,523
                                                                ----------      ----------
  Net Cash Provided By Operating Activities                      3,122,775       9,506,969
                                                                ----------      ----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant, and Equipment                 (16,019,849)    (   199,245)
 Decrease (Increase) in Restricted Cash for Acquisitions
  Through the Like-Kind Exchange Process                        11,389,527     ( 9,824,855)
 Net Decrease (Increase) in Investment Securities                  943,910     (   114,804)
 Proceeds from Sale of Property, Plant and Equipment                    --          14,500
                                                                ----------      ----------
  Net Cash Used In Investing Activities                        ( 3,686,412)    (10,124,404)
                                                                ----------      ----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable                                     5,015,000       9,295,000
 Payments on Notes Payable                                     ( 4,404,105)    ( 9,430,702)
 Cash Proceeds from Exercise of Stock Options                        7,863              --
 Dividends Paid                                                (   898,746)    (   842,337)
                                                                ----------      ----------
  Net Cash Used In Financing Activities                        (   279,988)    (   978,039)
                                                                ----------      ----------
Net Decrease in Cash                                           (   843,625)    ( 1,595,474)
Cash, Beginning of Year                                          1,019,976       2,797,868
                                                                ----------      ----------
Cash, End of Period                                            $   176,351     $ 1,202,394
                                                                ==========      ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Principles of Interim Statements. The foregoing unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. The consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated condensed format is designed to be read in conjunction with the last annual report. For further information refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

                                        Three Months Ended          Nine Months Ended
                                    --------------------------  --------------------------
                                    September 30, September 30, September 30, September 30,
                                        2003          2002         2003          2002
                                    ------------  ------------  ------------  ------------
Income Available to Common
 Shareholders:
  Net Income (Loss)                  $(  110,600)   $3,458,404    $1,390,043    $5,924,548
                                       =========     =========     =========     =========
Weighted Average Shares Outstanding    5,621,305     5,615,579     5,617,831     5,615,579

Common Shares Applicable to Stock
 Options Using the Treasury
  Stock Method                                --        12,135        29,703         8,896
                                       ---------     ---------     ---------     ---------
Total Shares Applicable to Diluted
 Earnings Per Share                    5,621,305     5,627,714     5,647,534     5,624,475
                                       =========     =========     =========     =========
Basic and Diluted Loss Per Share:
   Net Income (Loss)                      $(0.02)        $0.62         $0.25         $1.06
                                       =========     =========     =========     =========

3. Notes Payable.  Notes payable consist of the following:

                                           September 30,2003
                                      ------------------------------
                                                          Due Within
                                      Total               One Year
                                      ------------------------------
    $ 7,000,000 Line of Credit        $  844,266          $  844,266
     Mortgage Notes Payable            8,969,544             199,981
     Industrial Revenue Bond              32,157              32,157
                                       ---------           ---------
                                      $9,845,967          $1,076,404
                                       =========           =========

   Payments applicable to reduction of principal amounts will be required as follows:

     Year Ending September 30,
     ------------------------
     2004                       $1,076,404
     2005                          215,400
     2006                        1,431,997
     2007                          249,398
     2008 & Thereafter           6,872,768
                                 ---------
                                $9,845,967
                                 =========

In the first nine months of 2003 and 2002, interest totaled $532,235 and $588,632, respectively.

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

Had compensation expense for these options been determined in accordance with SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been as follows:

                                       Three Months Ended       Nine Months Ended
                                    --------------------------  --------------------------
                                    September 30, September 30, September 30, September 30,
                                        2003          2002         2003          2002
                                    ------------  ------------  ------------  ------------
Net Income (Loss):
 As reported                           $(110,600)   $3,458,404    $1,390,043    $5,924,548
  Deduct:
   Difference in Stock-Based
    Compensation Under Fair Value
    Based Method and Intrinsic
    Value Method                          26,573    (   11,253)      184,132    (   33,757)
                                         -------     ---------     ---------     ---------
 Pro Forma Income (Loss)               $( 84,027)   $3,447,151    $1,574,175    $5,890,791
                                         =======     =========     =========     =========

Basic and Diluted Income (Loss)
 Per Share
  As Reported                             ($0.02)        $0.62         $0.25         $1.06
  Pro Forma                               ($0.01)        $0.61         $0.28         $1.05

5. Recent Accounting Pronouncements. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an Interpretation of ARB No. 51 ("FIN46"). This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to interests in variable interest entities created after January 31, 2003. For public enterprises, such as before February 1, 2003, the Interpretation is applied to the enterprise beginning December 15, 2003. The application of this Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation become effective. The Company is currently in the process of reviewing their subsidiaries, but does not expect the adoption of this Interpretation to have a material impact on the Company's financial statements.

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

                             "Safe Harbor"
           STATEMENT UNDER THE SECURITIES REFORM ACT OF 1995

Certain statements contained in this report (other than the financial statements and statements of historical fact) are forward-looking statements. The words "believe," "estimate," "expect," "intend," "anticipate," "will," "could," "may," "should," "plan," "potential," "predict," "forecast," "project," and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         RESULTS OF OPERATIONS
           The Three- and Nine-Months ended September 30, 2003
                              Compared to
           The Three- and Nine-Months ended September 30, 2002

Real Estate Operations
----------------------
During the third quarter of 2003 the sale of eight acres of property generated gross profits of $710,000 and resulted in net profit from real estate operations of $364,384. These profits from real estate operations represented a substantial downturn from 2002's third quarter profits of $5,974,304 earned on the sale of 301 acres, including the sale of 261 acres of residential property around the southern golf course within the LPGA mixed-use development.

For the nine-months ended September 30, 2003, profit from real estate operations totaled $3,166,119 on the sale of 388 acres of property. This profit also represented a falloff from the corresponding period of the prior year when the sale of 440 acres of land produced profits from real estate operations totaling $10,616,321.

Income Properties
-----------------
Revenues from income properties increased 42% during the third period of 2003 to $877,368. This compares to $619,900 in 2002's same period. The increase was the result of the investment in five new properties in 2003 and one new property in the fourth quarter of 2002. Profits from income properties rose 40% to $732,236, with profits during 2002's third quarter amounting to $522,206. Costs and expenses increased 49% to $145,132 in the third period of 2003 as a result of higher depreciation associated with the new properties.

For the first nine months of 2003, profits from income properties totaled $1,996,727, a 60% gain over 2002's first nine-month's profits, which totaled $1,251,516. This gain, along with the corresponding 56% rise in revenues and 42% climb in costs and expenses, was also associated with the addition of the five new properties.

Golf Operations
---------------
For the three months ended September 30, 2003, golf operations posted a loss of $498,103. This loss represented an 8% increase over the loss of $462,424 recorded in 2002's same period. Revenues rose 3% to $847,139 during the period on higher food and beverage sales and a 6% increase in average rate per round played. These revenue gains were offset by a 5% rise in golf costs and expenses. The increase in expenses was attributable to higher golf course maintenance costs, along with increased payroll costs from food and beverage activities.

Golf Operations (Continued)
--------------------------
Losses from golf operations rose 19% for the first nine months of 2003 to $884,772. This loss compares to losses amounting to $745,759 during 2002's first nine-month period. Revenues during 2003 totaled $3,293,827, a modest 1% gain over 2002's revenues amounting to $3,255,446. This revenue gain was generated from increased food and beverage activities. Higher food and beverage cost of sales, combined with increased golf course maintenance, insurance, and land-lease expenses, resulted in a 4% rise in golf operations costs and expenses for the nine-month period when compared to the prior year.

General Corporate and Other
---------------------------
Profits on the sale of other real estate interests totaled $535,651 for the first nine months of 2003, on the release of subsurface rights on 8,243 acres. During 2002's same period, profits of $150,866 were recorded on the sale of seven acres of land and the release of subsurface interests on 2,500 acres. Profits on the sale of other real estate interests were minimal for the third quarter of both 2003 and 2002.

A 14% decrease in interest and other income for the third quarter of 2003 and a 2% decline for the nine-month period resulted from lower interest on investable funds, mortgage notes receivable, and funds held for investment in like-kind exchange properties.

Higher costs associated with stock options, due to a 51% increase in the Company's stock price during the first nine months of 2003, resulted in increases of 35% and 29% in general and administrative expenses for the quarter and nine-months ended September 30, 2003, respectively, when compared to the prior year's same periods. Lower interest expense on lower rates and lower outstanding balances somewhat offset the increases for both periods.

Net Income and Earnings Before Depreciation and Deferred Taxes
--------------------------------------------------------------
For the nine-months ended September 30, 2003, net income totaled $1,390,043, equivalent to $.25 per share. This profit represented a 77% decrease from the net income of $5,924,548, equivalent to $1.06 per share, recorded in 2002's first nine months. This downturn was primarily the result of lower land sales activity realized during 2003, along with higher general and administrative costs. This lower land sales activity was partially offset by a 60% gain in profits from income properties with the addition of five new properties.

The Company also uses Earnings Before Depreciation and Deferred Taxes ("EBDDT") as a performance measure. The Company's strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes. This measure tracks results in this area.

Net Income and Earnings Before Depreciation and Deferred Taxes
--------------------------------------------------------------
Following is the calculation of EBDDT:

                                                           Quarter Ended
                                                  -------------------------------
                                                  September 30,      September 30,
                                                     2003                2002
                                                  ------------       ------------
Net Income                                           $(110,600)        $3,458,404
   Add Back:
    Depreciation                                       252,037            201,428
    Deferred Taxes                                     241,071          2,267,224
                                                      --------          ---------
Earnings Before Depreciation and Deferred Taxes      $ 382,508         $5,927,056
                                                      ========          =========

                                                         Nine-Months Ended
                                                  -------------------------------
                                                  September 30,      September 30,
                                                     2003                2002
                                                  ------------       ------------
Net Income                                          $1,390,043        $ 5,924,548
   Add Back:
    Depreciation                                       802,215            599,496
    Deferred Taxes                                     933,422          4,459,523
                                                     ---------         ----------
Earnings Before Depreciation and Deferred Taxes     $3,125,680        $10,983,567
                                                     =========         ==========

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

EBDDT was down for both periods of 2003 when compared to 2002 not only due to the reduced earnings but also due to the reduction of the add back from deferred income taxes. The add back for deferred income taxes was not as great as it was for the corresponding periods during 2002, as gains on land sales deferred through the like-kind exchange process were lower in 2003, when compared to 2002's same periods.
The addition of new income properties during the year resulted in higher depreciation for both periods of 2003.

Liquidity and Capital Resources
-------------------------------
Cash, restricted cash, and investment securities (to the extent they matured) decreased $13,177,062 during the nine-month period to $5,195,665 at September 30, 2003. The primary uses of these funds were $15,900,000 for the acquisition of five income properties, along with $2,000,000 expended on development of the Cornerstone Office Park at the Interstate 95/LPGA Boulevard Interchange, and the acquisition of 950 acres of mitigation lands at a cost of approximately $1,000,000. Offsetting these cash outflows was approximately $3,100,000 of cash provided from operating activities. A balance of $844,265 was outstanding on the Company's $10,000,000 line of credit at September 30, 2003.

Capital expenditures for the remainder of 2003 are projected to approximate $1,600,000. These expenditures include $700,000 for the completion of the site development of the Cornerstone Office Park and $800,000 for road construction on Company-owned lands adjacent to Interstate 95. Capital to fund these requirements will be provided by cash and investment securities (expected to mature), operating activities, and financing sources in place. Additionally, as funds become available from qualified sales, triple-net lease income properties are expected to be acquired through the like-kind exchange process. Currently, the income properties owned by the Company are free of debt. The Company has the ability to borrow against these properties on a non-recourse basis.

At this time, although national and local economic and political issues affect prospective development and sales, interest in Company-owned lands remains relatively strong. Management continues to focus its efforts on converting its contract backlog to closings, while developing new contracts.

Included in contract backlog for closing in 2003 is the previously announced sale to Halifax Medical Center. This contract, which has been approved by the Board of Directors of both Halifax Medical Center and the Company, continues to be in the inspection period with contingencies to be satisfied. The acreage and sales price have been adjusted to approximately 209 acres at a price of $15,550,471. Per the contract, the inspection period ends December 1, 2003, with closing to take place on or before December 30, 2003.

As closings occur, gains will continue to be deferred for income tax purposes with the investment in triple-net-lease properties through the like-kind exchange process. In the event such closings on replacement properties do not occur within the required time frames or meet other requirements, income taxes relative to the gains experienced would become currently payable. As the investment in income properties grows, management will look to diversify the Company through other real estate investments as opportunities arise.

Critical Accounting Policies
----------------------------
The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate." The Company recognizes revenue from the sale of real estate at the time the sale is consummated, unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS No. 66, or the Company retains some form of continuing involvement with the property. No income was deferred for the first nine months of 2003 or 2002, as sales have met the established criteria.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has reviewed the recoverability of long-lived assets, including real estate held for development and sale, and property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may or may not be recoverable. There has been no material impairment of long-lived assets reflected in the consolidated financial statements.

The Company refinanced its debt during 2002, and at that time the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss. At September 30, 2003, a liability of $1,169,534 had been established on the Company's balance sheet. Other comprehensive loss of $718,388 ($1,169,534 net of income taxes of $451,146) has also been recorded to date.

Recent Accounting Pronouncements
--------------------------------
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to interests in variable interest entities created after January 31, 2003. For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise beginning December 15, 2003. The application of this Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company is currently in the process of reviewing its subsidiaries, but does not expect the adoption of this interpretation to have a material impact on the Company's financial statements.

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

                        CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f)) during the quarter covered by this report that have materially effected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

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

                   Exhibit 31.1 - Certification furnished pursuant to
                                  Section 302 of Sarbanes-Oxley Act of
                                  2002.

                   Exhibit 31.2 - Certification furnished pursuant to
                                  Section 302 of Sarbanes-Oxley Act of
                                  2002.

                   Exhibit 32.1 - Certification Pursuant to 18 U.S.C.
                                  Section 1350, as Adopted Pursuant to
                                  Section 906 of the Sarbanes-Oxley
                                  Act Of 2002.

                   Exhibit 32.2 - Certification Pursuant to 18 U.S.C.
                                  Section 1350, as Adopted Pursuant to
                                  Section 906 of the Sarbanes-Oxley
                                  Act of 2002.

            (b)    Reports on Form 8-K

                   On October 16, 2003, a Form 8-K was furnished reporting under Item 12, "Results of Operations and Financial Condition," the Company's earnings release for the quarter ended September 30, 2003.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         CONSOLIDATED-TOMOKA LAND CO.
                                                 (Registrant)



Date: November 11, 2003                  By:/s/ William H. McMunn
                                         ----------------------------
                                         William H. McMunn, President
                                         and Chief Executive Officer




Date: November 11, 2003                  By:/s/ Bruce W. Teeters
                                         ----------------------------
                                         Bruce W. Teeters, Senior
                                         Vice President - Finance
                                         and Treasurer