Form 10-K
period 2003-12-31
CONSOLIDATED TOMOKA LAND CO
filed 2004-03-12
CIK 23795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

        X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
       ----   OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2003

       ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ___ to ___

                    Commission File Number 0-5556

                     CONSOLIDATED-TOMOKA LAND CO.
        (Exact name of registrant as specified in its charter)

           Florida                            59-0483700
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

      1530 Cornerstone Boulevard, Suite 100
      Daytona Beach, Florida                     32117
(Address of principal executive offices)       (Zip Code)

         Registrant's Telephone Number, including area code
                          (386) 274-2202

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

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant at June 30, 2003, was approximately
$141,146,843.

The number of shares of the Registrant's Common Stock outstanding on March 1, 2004 was 5,634,662.

Portions of the Proxy Statement of Registrant, which the Company expects will be dated March 25, 2004, are incorporated by reference in
Part III of this report.


                              "Safe Harbor"

Certain statements contained in this Form 10-K (other than the financial statements and statements of historical fact), are forward-looking statements. The words "believe," "estimate," "expect," "intend," "anticipate," "will," "could," "may," "should," "plan," "potential," "predict," "forecast," "project," and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2004, and thereafter include many factors that are beyond the Company's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand of the Company's real estate parcels, income properties, timber and other products; the impact of competitive real estate; changes in pricing by the Company or its competitors; the costs and other effects of complying with environmental and other regulatory requirements; losses due to natural disasters; and changes in national, regional or local economic and political conditions, such as inflation, deflation, or fluctuation in interest rates.

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

                              PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS....................................7
Item 6.     SELECTED FINANCIAL DATA................................9
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS....................10
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK...................................................18
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. ..........18
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES...................19
Item 9A.    CONTROLS AND PROCEDURES................................19

                              PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....19
Item 11.    EXECUTIVE COMPENSATION.................................19
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.............................................19
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........19
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.................19


                              PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K...............................................20

Signatures.........................................................21





















                                 PART I
Item 1.  Business
------   --------
Consolidated-Tomoka Land Co. (the "Company") is primarily engaged in the real estate, income properties and golf businesses through its wholly owned subsidiaries, Indigo Group Inc., Indigo Development Inc., Indigo International Inc., Indigo Group Ltd., and Palms Del Mar Inc. Real estate operations include commercial real estate, land sales and development, residential, forestry operations and leasing properties for oil and mineral exploration. Income properties primarily consists of owning properties leased on a triple-net and double-net basis. Golf operations consist of the operation of two golf courses, clubhouse facility, and food and beverage activities. These operations are predominantly located in Volusia County in Florida, with various income properties located throughout the State of Florida.

The following is information regarding the Company's business segments. The "General, Corporate and Other" category includes general and administrative expenses, income earned on investment securities and other miscellaneous income and expense items.

                                                      2003          2002         2001
                                                              (IN THOUSANDS)
                                                    ---------------------------------
Revenues of each segment are as follows:
 Real Estate                                        $25,496      $20,627      $ 3,352
 Income Properties                                    3,276        2,062        1,831
 Golf                                                 4,373        4,227        4,065
 General, Corporate and Other                         1,746        1,615        2,102
                                                    ---------------------------------
                                                    $34,891      $28,531      $11,350
                                                    =================================

Operating income (loss) before income tax
  for each segment is as follows:
  Real Estate                                       $22,774      $16,350      $ 1,252
  Income Properties                                   2,681        1,662        1,403
  Golf                                               (1,185)      (1,264)      (1,329)
  General, Corporate and Other                       (2,842)      (1,792)      (2,493)
                                                    ---------------------------------
                                                    $21,428      $14,956      $(1,167)
                                                    =================================

Identifiable assets of each segment are as follows:
 Real Estate                                        $18,635      $15,774      $15,171
 Income Properties                                   41,434       25,243       22,643
 Golf                                                10,026       10,410       10,769
 General, Corporate and Other                        27,811       22,899       13,634
                                                    ---------------------------------
                                                    $97,906      $74,326      $62,217
                                                    =================================

------   -------------------
Identifiable assets by segment are those assets that are used in each segment. General corporate assets and those used in the Company's other operations consist primarily of cash, investment securities, notes receivable, and property, plant and equipment.

REAL ESTATE OPERATIONS
----------------------
COMMERCIAL DEVELOPMENT. In August of 1989, the Company reached an agreement in principle with the Ladies Professional Golf Association ("LPGA") and the City of Daytona Beach, which called for the planning and development of the site for the national headquarters of the LPGA along with two championship golf courses. The mixed-use development plan, located immediately west of Interstate 95 in Daytona Beach, Florida, and known as LPGA International, additionally provided for a clubhouse, resort facilities, and residential communities along with other commercial uses. This development is on approximately 3,000 acres owned by the Company's real estate development subsidiary, Indigo Development Inc. ("IDI"), the City of Daytona Beach, other developers, and individual homesite owners. The LPGA International development is part of a 4,500-acre tract located both east and west of Interstate 95, which received Development of Regional Impact ("DRI") approval in 1993. The LPGA has successfully relocated its headquarters to Daytona Beach and occupies facilities constructed in 1996, within the development. The official opening of the first LPGA International golf course, constructed by the City of Daytona Beach, occurred in July 1994 with the second course constructed by the Company, opening in October 1998. The clubhouse opened for operation in January 2001.

During 1999, the Company sold 180 acres, plus 44 developed lots, surrounding the north golf course to Renar Development Company. In the third quarter of 2002, the Company closed an additional sale of 261 acres of residential land surrounding the south golf course to Morgan Stanley-Kitson Partnership ("MSKP"). The property is expected to be developed into several distinct communities, with lots sold to major builders. The Company maintains its position as master developer of the project.

In early 1996, the Interstate 95 interchange at LPGA Boulevard, which is the north and main entrance to the LPGA International project, was opened for use. At the end of 2002, the Company closed the sale of the first corporate headquarters site, at the Company's new Cornerstone Office Park located at the southeast quadrant of the interchange. Development of the office park was substantially complete by year-end 2003, with the first office building, which includes the Company's corporate office, opened in January 2004.

Indigo Commercial Realty Inc., a commercial real estate brokerage company formed in 1981, is the Company's agent in the marketing and management of commercial properties. In addition to the LPGA development, approximately 44 acres of fully developed sites located in the Daytona Beach area and owned by Indigo Group Inc. were available for sale at December 31, 2003. All development and improvement costs have been completed at these sites.

------   -------------------
RESIDENTIAL. Until December 1993, the Company, through Indigo Group Ltd. ("IG LTD"),operated in residential development, home building and sales. At the end of 1993 IG LTD closed down the development and building functions. IG LTD continues to sell its remaining lot inventory in the following communities: Riverwood Plantation, a 180-acre community in Port Orange, Florida, with 7 lots remaining at December 31, 2003; and Tomoka Heights, a 180-acre development adjacent to Lake Henry in Highlands County, Florida. There are approximately 64 developable lots remaining to be sold, including 21 fully-developed lots.

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

SUBSURFACE INTERESTS. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 524,000 "surface" acres of land owned by others in various parts of Florida, equivalent to approximately 288,000 acres in terms of full interest. The Company leases its interests to mineral exploration firms whenever possible.

Leases on 800 acres have reached maturity; but, in accordance with their terms, are held by the oil companies without annual rental payments because of producing oil wells, on which the Company receives royalties.

The purchasers of 82,515 surface acres, in which the Company has a one-half reserved mineral interest, are entitled to releases of the Company's rights if such releases are required for residential or business development. Consideration for such releases on 71,772 of those acres would be at the rate of $2.50 per surface acre.
On other acres in Lee and Hendry Counties (where producing oil wells exist), the Company's current policy is to grant no release rights with respect to its reserved mineral rights. Periodically, a release of surface entry rights might be granted upon request of a surface owner who requires such a release for special financing or

------   -------------------
development purposes. In counties other than Lee and Hendry, releases are granted for a percentage of the surface value of a parcel of land. At December 31, 2003, there were two producing oil wells on the Company's interests. Volume in 2003 was 100,098 barrels and volume in 2002 was 115,453 barrels from three producing wells. Production, in barrels, for prior recent years was: 2001 - 116,341, 2000 - 133,280 and 1999 - 141,973.

INCOME PROPERTIES
-----------------
During 2000, the Company implemented a new business strategy. This strategy involves becoming a company, over time, with a more predictable earnings pattern from geographically dispersed real estate holdings. To this end, the Company has acquired several income properties since 2000. Following is a summary of these properties:

                                            AREA          YEAR
LOCATION                  TENANT           (SQUARE FEET)  PURCHASED
----------------------    --------------    ------------  ---------
Tallahassee, Florida      Eckerd                  10,880       2000
Daytona Beach, Florida    Barnes & Noble          28,000       2001
Lakeland, Florida         Barnes & Noble          18,150       2001
Sanford, Florida          Eckerd                  11,900       2001
Palm Bay, Florida         Walgreens               13,905       2001
Clermont, Florida         Eckerd                  13,824       2002
Melbourne, Florida        Eckerd                  10,908       2003
Sebring, Florida          Eckerd                  12,174       2003
Kissimmee, Florida        Walgreens               13,905       2003
Orlando, Florida          Walgreens               15,120       2003
Sanford, Florida          Eckerd                  13,813       2003
----------------------                      ------------
11 Properties                                    162,579
======================                      ============

All properties are leased on a long-term, triple-net lease basis, with the exception of the Walgreens' sites in Palm Bay, Kissimmee, and Orlando, Florida, which are leased on a double-net lease basis.

Other rental property is limited to a 12-acre auto dealership site, which is located in Daytona Beach, Florida, along with ground leases for billboards, a communication tower site, and a hunting lease covering 8,300 acres. A portion of the auto dealership site, which was purchased in 2000, was sold in 2001, for a profit approximating $675,000, with the remaining property under an operating lease arrangement. The Company also owned a 17,000 square-foot office building in Daytona Beach, Florida, which was under a lease-purchase agreement. During the fourth quarter of 2003, the ownership was transferred.

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

------   -------------------
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

That portion of the Company's citrus crop, which was not sold as fresh fruit, was processed by Citrus World Incorporated ("Citrus World"), an agricultural cooperative, under a participating marketing pool agreement. Citrus World, one of the larger processors of citrus products in the United States, pooled its own fruit with the fruit received from the Company and other citrus growers, processed the pooled fruit, and sold the products produced therefrom. Each participant in the pool, including Citrus World, shared ratably in the proceeds from the sales of these products, net of Citrus World's actual processing and marketing costs, plus a per-unit handling fee. Citrus World made periodic payments to all participants on their pro-rata share of net sales proceeds and made final payment after all the products in the pool had been sold.

EMPLOYEES
---------
The Company has sixteen employees and considers its employee relations to be satisfactory.

------   -------------------
AVAILABLE INFORMATION
---------------------
The Company's website is www.consolidatedtomoka.com. The Company makes available on this website, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the Company electronically files or furnishes such materials to the SEC, and has done so since March 2003, the date that the Company's website became active. The Company will also provide paper copies of these filings free of charge upon a specific request in writing for such filing to the Company's Secretary, P.O. Box 10809, Daytona Beach, Florida 32120-0809.

ITEM 2.  PROPERTIES
------   ----------
Land holdings of the Company and its affiliates, all of which are located in Florida, include: approximately 14,100 acres (including commercial/retail sites) in the Daytona Beach area of Volusia County; approximately 60 acres in Highlands County, adjacent to Lake Henry; retail buildings located on 19 acres throughout Florida; and full or fractional subsurface oil, gas, and mineral interests in approximately 524,000 "surface acres" in 20 Florida counties. Approximately 3,000 acres of the lands located in Volusia County are encumbered under a mortgage. The conversion and subsequent utilization of these assets provides the base of the Company's operations.

The Volusia County holdings include approximately 13,200 acres within the city limits of Daytona Beach and small acreages in the Cities of Ormond Beach and Port Orange. During 2003, the Company acquired 946 acres of land, which will be used for wetlands mitigation. Of the 12,800 acres inside the city limits of Daytona Beach, approximately
3,000 acres have received development approval by governmental agencies. The 3,000 acres plus approximately 730 acres owned by the City of Daytona Beach, 15 acres owned by Indigo Community Development District, and 690 acres sold to others for development are the site of a long-term, mixed-use development which includes "LPGA
International." LPGA International is made up of the national headquarters of the Ladies Professional Golf Association along with two "Signature" golf courses and a residential community, a clubhouse, and a maintenance facility, and main entrance roads to serve the LPGA community. Construction of homes around the first golf course, on 70 acres of land sold to a residential developer, began in 1995 with the first residences completed in early 1996. In 1999, an additional 180 acres and 44 developed lots in LPGA International were sold to Renar Development Company, with 261 acres sold to MSKP in 2002. The Company continues as master developer. The lands not currently being developed, including those on which development approvals have been received, are involved in an active forestry operation. Except for a 12-acre parcel at the Interstate 95 and Taylor Road interchange in the Port Orange area south of Daytona Beach, the tract straddles Interstate 95 for 6-1/2 miles between International Speedway Boulevard(U. S. Highway 92) and State Road 40, with approximately 12,000 acres west and 2,100 acres east of the interstate. Subsidiaries of the Company are holders of the developed Volusia County properties and are involved in the development of additional lands zoned for residential, commercial, or industrial purposes.

------   ---------- -----------

In Highlands County, located in south central Florida, along U.S. Highway 27, the Company sold its citrus operation of approximately 3,900 acres in 1999. The remaining Highlands County lands, located adjacent to Lake Henry, Florida, which is about 75 miles east of Sarasota and 150 miles northwest of Miami, total approximately 60 acres of industrial lands and 64 residential lots, of which 21 are fully developed.

The Company's oil, gas, and mineral interests, which are equivalent to full rights on 288,000 acres, were acquired by retaining subsurface rights when acreage was sold many years ago.

From October 1990 until December 1993, IG LTD centered its operations on residential community development, home construction, and sales. In 1993, IG LTD discontinued its home building and sales activities under lot marketing and sales arrangements. Residential lots owned by IG LTD at December 31, 2003 are: 7 lots in Riverwood Plantation, a community of 180 acres in Port Orange, Florida; 21 developed and 43 developable lots at the 180-acre Tomoka Heights development in Highlands County, Florida. IG LTD is developing this community, located adjacent to Lake Henry, and consisting of single-family and duplex units.

The Company also owns and operates properties for leasing. These properties are discussed in "Business-Income Properties."

ITEM 3.  LEGAL PROCEEDINGS
------   -----------------
There are no material pending legal proceedings to which the Company or its subsidiaries are a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
------   ----------------------------------------------------

                  COMMON STOCK PRICES AND DIVIDENDS

The Company's common stock trades on the American Stock Exchange ("AMEX") under the symbol CTO. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends paid over the two years ended December 31, 2003:

                            2003   $.22
                            2002   $.20

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS (CONTINUED)
------   ----------------------------------------------------
Indicated below are high and low sales prices for the quarters of the last two fiscal years. All quotations represent actual transactions.

                        2003                          2002
                   ---------------               -----------------
                   High      Low                  High       Low
                   ---------------               -----------------
                   $         $                    $          $
First Quarter      21.05     18.90                21.50      19.50
Second Quarter     26.32     20.50                22.90      19.86
Third Quarter      32.00     23.55                20.25      14.65
Fourth Quarter     33.00     29.03                19.25      17.49

Approximate number of shareholders of record as of February 3, 2004 (without regard to shares held in nominee or street name): 1,149.

There have been no sales of unregistered securities within the past three years.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------
The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                Five-Year Financial Highlights
                           (In thousands except per share amounts)

                                              2003    2002    2001     2000     1999
                                              ---------------------------------------
                                             $       $        $       $        $
Summary of Operations:
  Revenues:
   Real Estate                               33,145  26,916   9,248   19,860   17,130
   Profit on Sales of
    Other Real Estate Interest                  632     151      57    1,379    2,115
   Interest and Other Income                  1,114   1,464   2,045    1,987    1,854
                                             ------  ------  ------   ------   ------
   TOTAL                                     34,891  28,531  11,350   23,226   21,099
                                             ------  ------  ------   ------   ------
Operating Costs and Expenses                  8,875  10,168   7,923    8,045    8,600
General and Administrative Expenses           4,588   3,407   4,594    3,365    2,879
Income Taxes                                  8,234   5,670  (  531)   2,956    3,261
                                             ------  ------  ------   ------   ------
Income (Loss) From Continuing Operations     13,194   9,286  (  636)   8,860    6,359
Income from Discontinued Operations
  (Net of Tax)                                   --      --      --       --    9,424
                                             ------  ------  -------  ------   ------
Net Income (Loss)                            13,194   9,286  (  636)   8,860   15,783
                                             ======  ======  =======  ======   ======
Basic and Diluted Earnings per Share:
  Income (Loss) from Continuing Operations     2.35    1.65  (  .11)    1.51     1.00
  Net Income (Loss)                            2.35    1.65  (  .11)    1.51     2.48

Dividends Paid Per Share                       0.22    0.20    0.20     0.20     0.35

Summary of Financial Position:
  Total Assets                               97,906  74,326  62,217   63,354   63,420
  Shareholders' Equity                       65,658  52,858  45,383   46,555   48,034
  Long-Term Debt                              8,717   8,932   1,335    9,401    9,854


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  ------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------
OPERATIONS OVERVIEW
-------------------
The Company is primarily engaged in real estate land sales and development, investment in income property, and golf course operations. The Company is owner of approximately 14,200 acres in Florida, of which approximately 12,800 are located within the City of Daytona Beach and form a substantial portion of the western boundary of Daytona Beach. The Company lands are well located in the growing central Florida Interstate 4 corridor providing an excellent opportunity for reasonably stable land sales in the near term future and following years.

With its substantial land holdings in Daytona Beach, the Company has parcels available for the entire spectrum of real estate uses. Along with land sales, the Company selectively develops parcels primarily for commercial uses. Sales and development activity on and around Company owned lands have been strong in the last two years, 2002 and 2003.

The development, by the Company, of the Cornerstone Office Park at the Interstate 95 interchange at LPGA Boulevard was substantially complete by year-end 2003, with the first office building opened in January 2004. Construction and development of a 92,000 square-foot surgical and imaging facility on LPGA Boulevard, on land sold by the Company in 2002, is underway with opening planned in the first half of 2004. During the fourth quarter of 2003, the Company sold 210 acres to Halifax Medical Center for the future relocation of its hospital and related medical facilities. Also in the fourth quarter, a 25-acre sale for the second phase of the Daytona Beach Auto Mall was completed, along with LPGA Boulevard retail sites sold for a Wendy's restaurant and a CVS Pharmacy. These transactions, all along the Interstate 95 and LPGA Boulevard corridor, compliment other new developments now under construction in the area including a new middle school, Grand Preserve residential community and a professional office park adjacent to the surgical and imaging facility.

Sales closings and development activities tend to spur additional interest by prospective buyers and developers. Interest in Company owned property remains strong with a backlog of contracts in place for closing in 2004. As closings occur, management intends to reinvest proceeds into income properties. As the inventory of these income properties grows management will look to diversify through other real estate investments as opportunities arise.

In the year 2000, the Company initiated a strategy of investing in income properties utilizing the proceeds of land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes. The inventory of net lease income properties is anticipated to reach $60 million during the first half of 2004. The strong commercial land sales volume in 2002 and 2003 enabled the Company to invest $16.8 million in income properties during 2003, with an additional $19.3 million of cash held by a qualified intermediary for investment in additional properties. At December 31, 2003, the Company owned eleven double or triple-net-lease single tenant properties throughout the State of Florida at a cost approximating $38 million,

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  ------------------------------------------------------------
         AND RESULTS OF OPERATIONS(CONTINUED)
         ------------------------------------
with an additional five properties either under contract or in negotiation for purchase for approximately $22 million. The five contracts, all fully executed subsequent to December 31, 2003, are scheduled to close in late first quarter or early second quarter 2004, and include two properties in the Atlanta, Georgia area. These two properties represent the first investment by the Company outside the State of Florida. See "Properties" for a schedule of properties owned.

It is currently the Company's intention to continue its strategy of reinvestment of qualifying income tax deferred land sales proceeds into net lease properties. When the $60 million investment base is reached, lease income of about $5 million annually will be generated. Additional net lease income property is expected to decrease earnings volatility in future years and add to overall financial performance. This strategic position will provide the opportunity to consider other forms of real estate investment to diversify and enhance potential returns.

Golf operations consist of the operation of the two golf courses, clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95, south and east of LPGA Boulevard. The Champions course was designed by Reese Jones and the Legends course was designed by Arthur Hills.

Golf revenue and profitability are up slightly over the last two years despite a general (10 to 15%) decline in Florida golf course revenue and profits. Demand for golf had been depressed due to overbuilding of golf courses and a general economic downturn which began to improve in late 2003. Improvement in golf course operation is a function of increased tourist demand, reduction in new golf course construction experienced in the last three years, and increased residential growth in LPGA International, and the adjoining Company land to the west and northwest comprising about 6,000 acres of future residential communities. LPGA International and nearby developments are currently planned to contain about 3,000 additional dwelling units.

Food and banquet service revenues at the clubhouse, which opened in January 2001, have improved over the three-year period, although revenues only increased about 3% for 2003. Significant improvement over time is a function of the same factors impacting the golf courses: increased demand and new home construction. The Company's efforts to maintain and improve revenues and profitability have focused on providing quality products and services while maintaining consistent and stringent cost control for golf course and food service activities.

RISKS AND COMPETITION
---------------------
The real estate business is subject to a number of economic factors including the impact of rising and falling interest rates which affect the ability of purchasers to obtain financing and population growth, which impacts supply and demand for new homes, as well as goods and services; and hence land to meet those needs. Also impacting the ability to sell land are the availability of roads and utilities, environmental impacts, density limitations, urban growth boundaries,

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  ------------------------------------------------------------
         AND RESULTS OF OPERATIONS(CONTINUED)
         ------------------------------------
and other factors associated with national, regional or local economic and political conditions. All of these factors have an impact on the Company's three lines of business and their success. Most directly impacted is the real estate sales and development business currently centered in the Daytona Beach market. Pricing levels and changes by the Company and its immediate competitors can affect sales, although the Company generally enjoys a competitive edge due to low costs associated with long time land ownership and a significant ownership position in the immediate market.

SUMMARY OF 2003 OPERATING RESULTS
---------------------------------

During 2003, the Company generated earnings of $13,194,395, equivalent to $2.35 per share. These profits represent a 42% increase over 2002's net income totaling $9,285,841, equivalent to $1.65 per share. The favorable results were generated on a 40% increase in profits from commercial land sales coupled with a 61% improvement in bottom line results from income properties.

The Company also uses Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDDT") as a performance measure. The Company's strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT.

                                                      Year Ended
                                              --------------------------
                                              December 31,   December 31,
                                                 2003            2002
                                              -----------     ----------
              Net Income                      $13,194,395    $ 9,285,841
               Add Back:
               Depreciation & Amortization      1,120,153        806,842
               Deferred Taxes                   8,500,771      5,970,949
                                               ----------     ----------
                                              $22,815,319    $16,063,632
                                               ==========     ==========

EBDDT is not a measure of operating results or cash flows from operating activities as defined by accounting principles generally accepted in the United States of America. Further, EBDDT is not necessarily indicative of cash availability to fund cash needs and should not be considered as an alternative to cash flow as a measure of liquidity. The Company believes, however, that EBDDT provides relevant information about operations and is useful, along with net income, for an understanding of the Company's operating results.

EBDDT is calculated by adding depreciation, amortization and deferred income taxes to net income as they represent non-cash charges.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  ------------------------------------------------------------
         AND RESULTS OF OPERATIONS(CONTINUED)
         ------------------------------------

When compared to prior year, EBDDT improved 42% for the twelve months of 2003. This increase was not only due to the improved operating results, but also due to the increased depreciation and amortization add back and most notably due to the significant deferral of income taxes. The change in deferred taxes was primarily the result of deferring gains realized on the sale of land during the year through the like-kind exchange process for income tax purposes, with increased depreciation due to the purchase of new properties during 2003 and late 2002.

RESULTS OF OPERATIONS
2003 Compared to 2002

Real Estate Operations
----------------------
Real Estate Sales
-----------------
Profits from real estate sales totaled $22,774,040 for the year ended December 31, 2003. These profits represented a 39% increase over 2003's profits from real estate sales amounting to $16,349,512. During 2003, 653 acres of land were sold compared to 621 acres of land sold during 2002's calendar year. Prices for property vary from property to property based on location, use and other factors. The average price increase per acre was the primary cause of a 24% increase in land sales revenues to $25,495,664 for 2003. During 2003, the average sales price per acre of land sold increased to $39,091 from $31,390 in 2002.

Income Properties
-----------------
For the twelve months of 2003 profits from income properties totaled $2,681,542 on revenues amounting to $3,276,062. These profits and revenues represented increases of 61% and 59%, respectively, when compared to 2002 results. These significantly improved results were the result of the addition of five new income properties during 2003 and one new property during the fourth quarter of 2002. Income properties costs and expenses increased 49% to $594,520 for 2003 due to higher depreciation on the addition of the new properties.

Golf Operations
---------------
Bottom line results from golf operations improved 6% to a loss of $1,185,364 for calendar year 2003. This loss compared to 2002's loss of $1,263,847. Revenues from golf operations gained 3% with both golf activities and food and beverage activities contributing to the increase. The average rate per round played increased 7% for the year, while the number of rounds played declined 5%. Golf costs and expenses rose 1% when compared to the prior year. This increase was attributed to higher food and beverage volume along with increased insurance and land lease expenses.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  ------------------------------------------------------------
         AND RESULTS OF OPERATIONS(CONTINUED)
         ------------------------------------

General, Corporate and Other
----------------------------
The Company recognized $631,875 from the release of subsurface rights on 8,909 acres during 2003. This compared to profits on the sale of other real estate interest totaling $150,865 during 2002's calendar year on the sale of 7 acres of land and the release of subsurface rights on two acres of property.

Interest and other income declined 24% to $1,114,074 in 2003 compared to $1,463,820 earned for the twelve months of 2002. Lower earnings were the result of lower investment interest on decreased investment balances during the year and decreased interest on mortgage notes receivable.

Compensation expenses associated with stock options and stock appreciation rights, due to a 70% increase in the Company's stock price, were the principal cause of the 35% increase in general and administrative expenses in 2003 when compared to 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's balance sheet reflects cash and restricted cash totaling $20,385,308 at December 31, 2003, an increase of $7,025,805 over the amounts held at December 31, 2002. The increase in funds was primarily generated from the sale of land and other operating activities. Of these funds on hand $19,359,098 is held by a qualified intermediary to complete the acquisition of income properties through the like-kind exchange process. During 2003, the Company invested $16,915,007 in income properties and other property, plant and equipment ($1,325,229 was allocated to intangible assets to reflect the value of the leases in place). In addition to the funds invested in property, plant and equipment approximately $4,600,000 was expended on development activities, including the site development of the Cornerstone Office Park and construction of roads on Company owned lands. Funds from development activities are shown on the statement of cash flow as an operating activity as the cost is expected to be recovered from land sales in the near term.

At December 31, 2003, the Company had total debt borrowings of $10,129,951, including $1,209,085 outstanding on a $10,000,000 unsecured revolving line of credit and $7,720,866 on a 10-year term mortgage loan. The line of credit has an additional $2,576,942 capacity reserved against it for letters of credit outstanding which guarantee development projects in process. The term loan is secured by 3,000 acres of the Company's most western lands.

Capital expenditures projected for 2004 approximate $25,400,000. These expenditures include $22,000,000 for five income properties currently under contract and expected to close in the first half of 2004. In addition to the income properties, approximately $3,000,000 is planned for development activities including the continued construction of roads on Company owned lands. Capital to

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  ------------------------------------------------------------
         AND RESULTS OF OPERATIONS (CONTINUED)
         ------------------------------------

fund these planned expenditures will be provided by available cash and investment securities, as they mature, operating activities, and current financing sources in place. In addition to these sources, the Company has the ability to borrow against its existing income properties on a non-recourse basis as they are free of debt to this date. As additional funds become available through qualified sales, the Company expects to invest in additional income properties.

Contractual Obligations
-----------------------
As of December 31, 2003, the Company had the following contractual obligations:

                                           Less                             More
                                           Than 1     1-3        3-5        Than 5
Contractual Obligations        Total       Year       Years      Years      Years
-----------------------      ----------  ---------  ---------  ---------  ----------
Long-Term Debt              $10,129,951 $1,412,767 $1,655,664   $525,665  $6,535,855
Operating Lease               8,279,719    429,109    793,276    726,234   6,331,100
Income Properties
 Purchase Contracts           7,858,015  7,858,015         --         --          --
                             ----------  ---------  ---------  ---------  ----------
 Total                      $26,267,685 $9,699,891 $2,448,940 $1,251,899 $12,866,955
                             ==========  =========  =========  =========  ==========

Since December 31, 2003, the Company has entered into contracts totaling $13,988,000 for the purchase of income properties.

Critical Accounting Policies
----------------------------
The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66 "Accounting for Sales of Real Estate." The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS No. 66, or the Company retains some form of continuing involvement with the property. Income of $1,131,135 was deferred for the year ended December 31, 2003, as the initial payment did not meet the criteria established under SFAS No. 66. No income was deferred for the years ended December 31, 2002 and December 31, 2001 as sales met the established criteria.

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has reviewed the recoverability of long-lived assets, including real estate held for development and sale and property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may or may not be recoverable. Real estate held for development and sale is evaluated for impairment by estimating sales prices less costs to sell. Impairment on income properties and other property, plant, and equipment is measured using an undiscounted cash flow approach. There has been no material impairment of long-lived assets reflected in the consolidated financial statements.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  ------------------------------------------------------------
         AND RESULTS OF OPERATIONS (CONTINUED)
         ------------------------------------

At the time the Company's debt was refinanced, the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133." The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss. The Company measures the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability. This measure resulted in no ineffectiveness for the two years ended December 31, 2003. A liability in the amount of $992,580 and $1,245,626 at December 31, 2003 and 2002 has been established on the Company's balance sheet. The change in fair value, net of applicable taxes, in the amount of $609,694 and $765,127 at December 31, 2003 and 2002, respectively, has been recorded as accumulated other comprehensive loss, a component of shareholders' equity.

RESULTS OF OPERATIONS
2002 Compared to 2001

Real Estate Operations
----------------------
Real Estate Sales
-----------------
The sale of 621 acres of commercial land during the twelve months of 2002 produced profits approximating $16,350,000. These results represented a substantial improvement over 2001's calendar year results when profits of $1,250,000 were realized on the sale of 82 acres of property. The average sales price per acre of land sold increased to $31,390 per acre in 2002 from $29,378 per acre in 2001.

Forestry operations produced a loss of $78,000 in 2002 compared to a loss of $12,000 in the prior year. Both years produced nominal revenues on limited harvesting due to depressed prices along with damage sustained from the 1998 fires, which burned approximately 9,000 acres of timber on the Company's lands.

Golf Operations
---------------
Revenues from golf operations rose 4% in 2002 to $4,227,000. This gain in revenues was primarily achieved on a 22% increase in revenues realized from food and beverage operations increased activity.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  ------------------------------------------------------------
         AND RESULTS OF OPERATIONS (CONTINUED)
         ------------------------------------

This increase was somewhat offset by a 2% decrease in revenues from golf course operations. The decrease from golf occurred on a 12% decline in number of rounds played, although the average rate per round increased 10%. Operating expenses increased 2% for the twelve-month period when compared to the prior year. The rise in expenses, to $5,490,000, was attributed to additional costs associated with the increased food and beverage activity. Overall golf operations posted a loss of $1,264,000 in 2002, which represented a 5% improvement over the $1,329,000 loss recorded in 2001.

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

General, Corporate and Other
---------------------------
Profits on the sale of other real estate interests totaled $150,865 during 2002. This profit was realized on the sale of 7 acres of property and the release of 2 acres of subsurface interest rights.
The sale of 1 acre of property and the release of subsurface interests on 34 acres produced $56,607 for the year ended December 31, 2001.

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

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  ------------------------------------------------------------
         AND RESULTS OF OPERATIONS (CONTINUED)
         ------------------------------------

Following is the calculation of EBDDT:

                                                          Year Ended
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ---------------------------------------------------------
The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates. The objective of the Company's asset management activities is to provide an adequate level of liquidity to fund operations and capital expansion, while minimizing market risk. The Company utilizes overnight sweep accounts and short-term investments to minimize the interest rate risk. The Company does not actively invest or trade in equity securities. The Company does not believe that its interest rate risk related to cash equivalents and short-term investments is material due to the nature of the investments.

The Company manages its debt, considering investment opportunities and risk, tax consequences and overall financial strategies. The Company is primarily exposed to interest rate risk on its $8,000,000 long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management's objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective the Company entered into an interest rate swap agreement during the second quarter of 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------
The Company's Consolidated Financial Statements appear beginning on page F-1 of this report. See Item 15 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   AND FINANCIAL DISCLOSURES
         ----------------------------------------------------------
There were no disagreements with accountants on accounting and financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES
-------  -----------------------
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f)) during the fourth fiscal quarter covered by this report that have materially effected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

                              PART III

The information required by Items 10, 11, 12, 13, and 14 is incorporated herein by reference to the Company's 2004 annual meeting proxy statement pursuant to Instruction G to Form 10-K. On March 25, 2004, the Company anticipates filing with the Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934, its definitive proxy statement to be used in connection with its 2004 annual meeting of shareholders at which directors will be elected for the ensuing year.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
The executive officers of the Company, their ages at January 31, 2004, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

   William H. McMunn, 57, president of the Company since January 2000 and chief executive officer since April 2001; chief operating officer of the Company from January 2000 to April 2001; president, Indigo Development Inc., a subsidiary of the Company, since
    December 1990.

   Bruce W. Teeters, 58, senior vice president-finance and treasurer, since January 1988.

   Robert F. Apgar, 56, senior vice president-general counsel since
    January 2003; assistant corporate secretary, since February 2002; and vice president-general counsel from December 1990 to January 2003.

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

                                                           Page No.
                                                       --------------
    Independent Auditors' Reports                            F-2

    Consolidated Balance Sheets as of December 31,
     2003 and 2002                                           F-3

    Consolidated Statements of Income for the
     three years ended December 31, 2003                     F-4

    Consolidated Statements of Shareholders' Equity
     for the three years ended December 31, 2003             F-5

    Consolidated Statements of Cash Flows for the three
     years ended December 31, 2003                           F-6

    Notes to Consolidated Financial Statements               F-7

2.  Financial Statement Schedules
    -----------------------------
    Included in Part IV on Form 10-K:

            Schedule III - Real Estate and Accumulated
                           Depreciation on page 25 of
                           Form 10-K
            Schedule IV -  Mortgage Loans on Real Estate
                           on page 26 of Form 10-K

     Other Schedules are omitted because of the absence of conditions under which they are required, materiality or because the required information is given in the financial statements or notes thereof.

3.   Exhibits
     --------
     See Index to Exhibits on page 23 of this Annual Report on Form 10-K.











PAGE>                          20

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CONSOLIDATED-TOMOKA LAND CO.
                                                 (Registrant)


3/12/04                                  By: /s/ William H. McMunn
                                             ---------------------
                                             William H. McMunn
                                             President and Chief
                                             Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


3/12/04     Chairman of the Board
            and Director                 By: /s/Bob D. Allen
                                             --------------------

3/12/04     President and Chief Executive
            Officer (Principal Executive
            Officer) and Director            /s/William H. McMunn
                                             --------------------

3/12/04     Senior Vice President-Finance,
            Treasurer (Principal Financial
            and Accounting Officer), and
            Director                         /s/Bruce W. Teeters
                                             --------------------


3/12/04     Director                         /s/John C. Adams, Jr.
                                             --------------------


3/12/04     Director                         /s/William J. Voges
                                             --------------------

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549











                                EXHIBITS

                                   TO

                                FORM 10-K





             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                       COMMISSION FILE NO. 0-5556





                      CONSOLIDATED-TOMOKA LAND CO.

        (Exact name of registrant as specified in the charter)

EXHIBIT INDEX
                                                             Page No.
(2.1) Agreement of Merger and Plan of Merger and Reorganization dated April 28, 1993 between Consolidated-Tomoka Land Co.
       and CTLC, Inc. filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and
       incorporated by this reference.                              *
(2.2) Certificate of Merger dated April 28, 1993 filed with the registrant's Quarterly Report on Form 10-Q for the quarter
       ended March 31, 1993 and incorporated by this reference.     *
(3.1) Articles of Incorporation of CTLC, Inc. dated February 26, 1993 and Amended Articles of Incorporation dated March 30, 1993 filed with the registrant's Quarterly Report on Form
       10-Q for the quarter ended March 31, 1993 and incorporated
       by this reference.                                           *
(3.2) By-laws of CTLC, Inc. filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993
       and incorporated by this reference.                          *
 10    Material Contracts:
(10.1) The Consolidated-Tomoka Land Co. Unfunded Deferred
       Compensation Plan filed with the registrant's Quarterly
       Report on Form 10-Q for the quarter ended June 30, 1981
       and incorporated by this reference.                          *
(10.2) The Consolidated-Tomoka Land Co. Unfunded Deferred
       Compensation Plan executed on October 25, 1982 filed with
       the registrant's Annual Report on Form 10-K for the year
       ended December 31, 1982 and incorporated by this reference. * (10.3) The Consolidated-Tomoka Land Co. 2001 Stock Option Plan
       effective April 25, 2001, filed with the Registrant's Form S-8
       filed on June 20, 2001 and incorporated by this reference.   *
(10.4) Lease Agreement dated August 28, 1997 between the City of
       Daytona Beach and Indigo International Inc., a wholly
       owned subsidiary of Consolidated-Tomoka Land Co., filed
       on Form 10-K for the year ended December 31, 1997 and
       incorporated by this reference.                              *
(10.5) Development Agreement dated August 18, 1997 between the
       City of Daytona Beach and Indigo International Inc., a
       wholly owned subsidiary of Consolidated-Tomoka Land Co.,
       filed on Form 10-K for the year ended December 31, 1997
       and incorporated by this reference.                          *
(10.6) Purchase and Sale Agreement dated December 28, 1998
       between Alton D. Rogers and Wade H. Walker and Consolidated-Tomoka Land Co. filed on Form 10-K for the year ended December 31, 1998 and incorporated by this
       reference.                                                   *
(10.7) Master Loan and Security Agreement Between Consolidated-
       Tomoka Land Co. and SunTrust Bank dated July 1, 2002,
       filed on Form 10-Q for the quarter ended June 30, 2002
       and incorporated by this reference.                          *
(10.8) Master Loan and Security Agreement Between Consolidated-
       Tomoka Land Co. and SunTrust Bank dated May 31, 2002,
       filed on Form 10-Q for the quarter ended June 30, 2002
       and incorporated by this reference.                          *

------------------------
(10.9) International Swap Dealers Association, Inc. Master
       Agreement Dated April 8, 2002, between Consolidated-
       Tomoka Land Co. and SunTrust Bank, filed on Form 10-Q
       for the quarter ended June 30, 2002 and incorporated by
       this reference.                                              *
(10.10) Confirmation of Interest Rate Transaction Dated April 9,
        2002, between Consolidated-Tomoka Land Co. and SunTrust
        Bank, filed on Form 10-Q for the quarter ended June 30,
        2002, and incorporated by this reference.                    *
(21)   Subsidiaries of the Registrant                              27
(23)   Independent Auditors' Reports on Financial Statement
       Schedules.                                                  28
(23.2) Independent Auditors' Consent                               29
(23.3) Notice Regarding Consent of Arthur Andersen LLP             30
(31.1) Certification furnished pursuant to Section 302 of
       Sarbanes-Oxley Act of 2002.                                  *
(31.1) Certification furnished pursuant to Section 302 of
       Sarbanes-Oxley Act of 2002.                                  *
(32.2) Certification Pursuant to 18 U.S.C Section 1350,
       adopted Pursuant to Section 906 of the Sarbanes-
       Oxley Act of 2002.                                           *
(32.2) Certification Pursuant to 18 U.S.C. Section 1350,
       adopted Pursuant to Section 906 of the Sarbanes-
       Oxley Act of 2002.                                           *




* - Incorporated by Reference

                                      SCHEDULE III
                         REAL ESTATE AND ACCUMULATED DEPRECIATION
                           FOR THE YEAR ENDED DECEMBER 31, 2003

<CAPTIONS>

                                                                                        COSTS CAPITALIZED
                                               INITIAL COST TO COMPANY              SUBSEQUENT TO ACQUISITION
                                      -------------------------------------------------------------------------
                                                                     BUILDINGS &
DESCRIPTION                              ENCUMBRANCES    LAND       IMPROVEMENTS   IMPROVEMENTS  CARRYING COSTS
-----------                           -------------------------------------------------------------------------
Income Properties:
 Gary Yeomans Ford, Daytona Beach, FL             -0-   $  435,121    $  743,902   $        -0-             -0-
 Eckerd, Tallahassee, FL                          -0-      590,800     1,595,000            -0-             -0-
 Eckerd, Sanford, FL                              -0-    1,565,176     1,890,671            -0-             -0-
 Barnes & Noble, Daytona Beach, FL                -0-    1,798,600     3,803,000            -0-             -0-
 Barnes & Noble, Lakeland, FL                     -0-    1,242,300     1,884,200            -0-             -0-
 Walgreens, Palm Bay, FL                          -0-    1,102,640     3,157,360            -0-             -0-
 Eckerd, Clermont, FL                             -0-    1,493,985     1,452,823            -0-             -0-
 Eckerd, Sebring, FL                              -0-    1,312,472     1,722,559            -0-             -0-
 Eckerd, Melbourne, FL                            -0-    1,567,788       919,186            -0-             -0-
 Eckerd, Sanford, FL                              -0-    2,361,091     1,275,625            -0-             -0-
 Walgreens, Kissimmee, FL                         -0-    1,327,847     1,770,986            -0-             -0-
 Walgreens, Orlando, FL                           -0-    2,280,841     1,148,507            -0-             -0-
 Miscellaneous                                    -0-      670,385           -0-     1,314,145              -0-
                                      -------------------------------------------------------------------------
                                                  -0-  $17,749,046   $21,363,819    $1,314,145              -0-
                                      =========================================================================

                                          GROSS AMOUNT AT WHICH
                                        CARRIED AT CLOSE OF PERIOD
                                      -----------------------------
                                                                                  DATE OF
                                LAND AND                        ACCUMULATED   COMPLETION OF    DATE     DEPR
                               IMPROVEMENTS BUILDINGS  TOTAL    DEPRECIATION  CONSTRUCTION   ACQUIRED   LIFE
                                     ----------------------------------------------------------------------------
                                          $          $          $           $
Income Properties:
 Gary Yeomans Ford, Daytona Beach, FL  435,121    743,902  1,179,023      58,893        N/A      10/31/00   40Yrs.
 Eckerd, Tallahassee, FL               590,800  1,595,000  2,185,800     122,948        N/A      12/13/00   40Yrs.
 Eckerd, Sanford, FL                 1,565,176  1,890,671  3,455,847     102,411        N/A      11/15/01   40Yrs.
 Barnes & Noble, Daytona Beach, FL   1,798,600  3,803,000  5,601,600     285,225        N/A      01/11/01   40Yrs.
 Barnes & Noble, Lakeland, FL        1,242,300  1,884,200  3,126,500     141,315        N/A      01/11/01   40Yrs.
 Walgreens, Palm Bay, FL             1,102,640  3,157,360  4,260,000     203,913        N/A      06/12/01   40Yrs.
 Eckerd, Clermont, FL                1,493,985  1,452,823  2,946,808      41,094        N/A      11/22/02   40Yrs.
 Eckerd, Sebring, FL                 1,312,472  1,722,559  3,035,031      39,475        N/A      02/04/03   40Yrs.
 Eckerd, Melbourne, FL               1,567,788    919,186  2,486,974      19,150        N/A      03/05/03   40Yrs.
 Eckerd, Sanford, FL                 2,361,091  1,275,625  3,636,716       2,658        N/A      09/17/03   40Yrs.
 Walgreens, Kissimmee, FL            1,327,847  1,770,986  3,098,833      40,585        N/A      02/12/03   40Yrs.
 Walgreens, Orlando, FL              2,280,841  1,148,507  3,429,348      26,320        N/A      02/13/03   40Yrs.
 Miscellaneous                       1,984,530        -0-  1,984,530     362,024    Various           N/A 5-30Yrs.
                                    --------------------------------------------
                                    19,063,191 21,363,819 40,427,010  1,446,011
                                    ============================================
                                      2003              2002             2001
                                    ----------       ----------       ----------
Cost:
 Balance at Beginning of Year      $24,923,263      $21,715,945     $  7,817,603
 Improvements                       15,507,188        3,207,318       16,524,370
 Cost of Real Estate Sold          (     3,441)              --      ( 2,626,028)
                                    --------------------------------------------
Balance at End of Year             $40,427,010      $24,923,263     $ 21,715,945
                                    ============================================
Accumulated Depreciation:
 Balance at Beginning of Year       $  866,741        $ 527,193     $    273,665
 Depreciation and Amortization         579,270          399,548          301,822
 Depreciation on Real Estate Sold           --               --      (    48,294)
                                    --------------------------------------------
 Balance at End of Year             $1,446,011        $ 866,741     $    527,193
                                    ============================================

                                  SCHEDULE IV
                            CONSOLIDATED-TOMOKA LAND CO.
                           MORTGAGE LOANS ON REAL ESTATE
                                  DECEMBER 31, 2003

<CAPTIONS>
                                                                                                      PRINCIPAL
                          FINAL                                                                       AMOUNT OF
                INTEREST  MATURITY                                      PRIOR   FACE     CARRYING     LOANS
DESCRIPTION     RATE      DATE       PERIODIC PAYMENT TERMS             LIENS   AMOUNT   AMOUNT (A)   DELINQUENT
----------------------------------------------------------------------------------------------------------------
MORTGAGE N/R
SECURED BY
REAL ESTATE:

Volusia Co.     7.50%      01/04                Balloon of $  242,152   --  $   284,050  $  242,152      --
Volusia Co.     6.00%      10/04                Balloon of $  838,414   --      967,051     838,414      --
Volusia Co.     5.00%      10/04                Balloon of $1,652,472   --    1,805,424   1,652,472      --
Volusia Co.     7.00%      12/06    Level, Plus Balloon of $2,289,841   --    2,790,250   2,451,260      --
Volusia Co.     4.00%      12/04                Balloon of $  546,450   --      575,250     546,450      --
Volusia Co.       --       12/04                Balloon of $1,142,720   --    1,142,720   1,142,720      --
Highlands Co.   6.00%      04/09    Level, Plus Balloon of $1,753,415   --    2,550,000   2,246,749      --
Highlands Co.     --     Various                Balloon of $   30,000   --       30,000      30,000      --
                                                                        -----------------------------------
                                                                        --  $10,144,745  $9,150,217      --
                                                                        ===================================

(A) FOR FEDERAL INCOME TAX PURPOSES, THE AGGREGATE BASIS OF THE LISTED MORTGAGES WAS $9,150,217.

(B) A RECONCILIATION OF THE CARRYING AMOUNT OF MORTGAGES FOR THE THREE YEARS ENDED DECEMBER 31, 2003, 2002
    AND 2001 IS AS FOLLOWS:

                                                         2003         2002         2001
                                                      ---------     ---------   ----------
   BALANCE AT BEGINNING OF YEAR                      $9,611,326    $9,191,679  $11,526,249
   NEW MORTGAGE LOANS                                 1,142,720     2,066,981    2,792,250
   COLLECTIONS OF PRINCIPAL                          (1,603,829)   (1,647,334)  (5,126,820)
                                                      ------------------------------------
   BALANCE AT END OF YEAR                            $9,150,217    $9,611,326  $ 9,191,679
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

                           EXHIBIT 23

     INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

TO BOARD OF DIRECTORS AND SHAREHOLDERS
OF CONSOLIDATED-TOMOKA LAND CO.

Under date of January 23, 2004, we reported on the consolidated balance sheets of Consolidated-Tomoka Land Co. and its subsidiaries as of December 31, 2003 and December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the two years ended December 31, 2003, as contained in the 2003 annual report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15(a)2 of the 2003 annual report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP
Orlando, Florida
January 23, 2004

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

                           EXHIBIT 23.2

                    INDEPENDENT AUDITORS' CONSENT


TO BOARD OF DIRECTORS
CONSOLIDATED-TOMOKA LAND CO.

We consent to the incorporation by reference in Registration Statement Nos. 33-62679 and 333-63400 on Form S-8 of Consolidated-Tomoka Land Co. of our reports dated January 23, 2004, with respect to the consolidated balance sheets of Consolidated-Tomoka Land Co. as of December 31, 2003 and December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the two years ended December 31, 2003 and 2002, and all related financial statement schedules, which reports appear in the December 31, 2003 annual report on Form 10-K of Consolidated-Tomoka Land Co.


KPMG LLP

Orlando, Florida
March 12, 2004

                             EXHIBIT 23.3

           NOTICE REGARDING CONSENT OF ARTHUR ANDERSEN LLP

Section 11(a) of the Securities Act of 1933 provides that if any part of a registration statement at the time such part becomes effective contains an untrue statement of a material fact or an omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is provided that at the time of such acquisition such person knows of such untruth or omission) may sue, among others, every accountant who has consented to be named as having prepared or certifies any part of the registration statement, or as having prepared or certified any report or valuation, which is used in connection with the registration statement, report or valuation which purports to have been prepared or certified by the accountant.

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

On July 24, 2002, the Company dismissed Arthur Andersen LLP ("Andersen") as the Company's independent auditors. Despite the Company's reasonable efforts, representatives of Andersen are not available to provide any written consent to the incorporation by reference into the Registration Statements of it audit reports with respect to the Company's financial statements as of and for the fiscal year ended December 31, 2001.

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

                   CONSOLIDATED-TOMOKA LAND CO.

                  INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Reports                                     F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002      F-4

Consolidated Statements of Income for the three years ended
 December 31, 2003                                                F-5

Consolidated Statements of Shareholders' Equity for the
 three years ended December 31, 2003                              F-6

Consolidated Statements of Cash Flows for the three years
 ended December 31, 2003                                          F-7

Notes to Consolidated Financial Statements                        F-9

                    INDEPENDENT AUDITORS' REPORT

To The Board of Directors
Consolidated-Tomoka Land Co.

     We have audited the 2003 and 2002 consolidated financial statements of Consolidated-Tomoka Land Co. and subsidiaries, as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 consolidated financial statements of Consolidated-Tomoka Land Co. and subsidiaries, as listed in the accompanying index, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 25, 2002.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP

Orlando, Florida
January 23, 2004

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

                     Consolidated Balance Sheets
                                                                  December 31,
                                                          ---------------------------
                                                              2003            2002
                                                          -----------     -----------
Assets
  Cash                                                    $ 1,026,210    $  1,019,976
  Restricted Cash (Note 1)                                 19,359,098      12,339,527
  Investment Securities (Note 2)                            3,891,697       5,013,224
  Notes Receivable (Note 4)                                 9,150,217       9,640,676
  Real Estate Held for Development and Sale (Note 5)       11,659,581       7,453,628
  Refundable Income Taxes (Note 3)                                 --         815,503
  Intangible Assets, Net (Note 1)                           1,270,307              --
  Other Assets                                              2,665,653       3,684,860
                                                           ----------      ----------
                                                           49,022,763      39,967,394
                                                           ----------      ----------
Property, Plant and Equipment
  Land, Timber and Subsurface Interests                     1,984,529       1,958,550
  Golf Buildings, Improvements and Equipment               11,277,853      11,259,631
  Income Properties: Land, Buildings and Improvements      38,442,481      22,964,712
  Other Furnishings and Equipment                             954,575         886,767
                                                           ----------      ----------
     Total Property, Plant and Equipment                   52,659,438      37,069,660
     Less Accumulated Depreciation and Amortization       ( 3,776,223)    ( 2,710,992)
                                                           ----------      ----------
     Net Property, Plant and Equipment                     48,883,215      34,358,668
                                                           ----------      ----------
      Total Assets                                        $97,905,978     $74,326,062
                                                           ==========      ==========
Liabilities
  Accounts Payable                                        $   105,922     $   304,480
  Accrued Liabilities                                       3,510,824       3,085,131
  Income Taxes Payable (Note 3)                                25,868              --
  Deferred Income Taxes (Note 3)                           17,344,499       8,843,728
  Deferred Profit (Note 1)                                  1,131,135              --
  Notes Payable (Note 6)                                   10,129,951       9,235,072
                                                           ----------      ----------
      Total Liabilities                                    32,248,199      21,468,411
                                                           ----------      ----------
Commitments and Contingencies (Note 11)

SHAREHOLDERS' EQUITY
  Preferred Stock - 50,000 Shares Authorized,
   $100 Par Value; None Issued                                     --              --
  Common Stock - 25,000,000 Shares Authorized;
   $1 Par Value; 5,623,442 and 5,615,579 Shares
   Issued and Outstanding at December 31, 2003
   and 2002, respectively                                   5,623,442       5,615,579
  Additional Paid-In Capital                                1,514,339         835,750
  Retained Earnings                                        59,129,692      47,171,449
  Accumulated Other Comprehensive Loss                    (   609,694)    (   765,127)
                                                           ----------      ----------
     Total Shareholders' Equity                            65,657,779      52,857,651
                                                           ----------      ----------
     Total Liabilities and Shareholders' Equity           $97,905,978     $74,326,062
                                                           ==========      ==========
The accompanying notes are an integral part of these consolidated statements.

                          Consolidated Statements of Income

                                                              Calendar Year
                                               ------------------------------------------
                                               December 31,  December 31,    December 31,
                                                   2003          2002            2001
                                               ------------------------------------------
Income:

  Real Estate Operations:
   Real Estate Sales
    Sales and Other Income                     $25,495,664     $20,626,879     $3,351,893
    Costs and Other Expenses                   ( 2,721,624)    ( 4,277,367)    (2,100,264)
                                                ----------      ----------     ----------
                                                22,774,040      16,349,512      1,251,629
                                                ----------      ----------     ----------
   Income Properties
    Leasing Revenues and Other Income            3,276,062       2,062,552      1,831,344
    Costs and Other Expenses                   (   594,520)    (   400,157)   (   428,473)
                                                ----------      ----------     ----------
                                                 2,681,542       1,662,395      1,402,871
                                                ----------      ----------     ----------
   Golf Operations
    Sales and Other Income                       4,373,414       4,226,608      4,065,318
    Costs and Other Expenses                   ( 5,558,778)    ( 5,490,455)   ( 5,393,977)
                                                ----------      ----------     ----------
                                               ( 1,185,364)    ( 1,263,847)   ( 1,328,659)
                                                ----------      ----------     ----------
  Total Real Estate Operations                  24,270,218      16,748,060      1,325,841

   Profit On Sales of Other
    Real Estate Interests                          631,875         150,865         56,607

   Interest and Other Income                     1,114,074       1,463,820      2,044,825
                                                ----------      ----------     ----------
Operating Income                                26,016,167      18,362,745      3,427,273

General and Administrative Expenses            ( 4,588,034)    ( 3,407,175)    (4,594,330)
                                                ----------      ----------     ----------

Income (Loss) Before Income Taxes               21,428,133      14,955,570     (1,167,057)

Income Taxes (Note 3)                          ( 8,233,738)    ( 5,669,729)       531,161
                                                ----------      ----------     ----------
Net Income (Loss)                              $13,194,395     $ 9,285,841    $(  635,896)
                                                ==========      ==========     ==========

Per Share Information (Note 10):
 Net Income (Loss)                                   $2.35           $1.65         $(0.11)
                                                ==========      ==========     ==========

The accompanying notes are an integral part of these consolidated statements.

         Consolidated Statements of Shareholders' Equity

                                                                   Accumulated
                                        Additional                 Other          Total
                          Common        Paid-In     Retained       Comprehensive  Shareholders'  Comprehensive
                          Stock         Capital     Earnings       Loss           Equity         Income
                          ---------     --------    -----------    -----------    ------------   -----------
Balance,
 December 31, 2000       $5,584,684     $     --    $40,969,889    $        --     $46,554,573

Net Loss                         --           --     (  635,896)            --      (  635,896)    $(635,896)
                                                                                                     =======
Cash Dividends
 ($.20 per share)                --           --     (1,117,648)            --      (1,117,648)

Repurchase of
 18,900 Shares           (   18,900)          --     (  207,621)            --      (  226,521)

Issuance of 49,795 Shares
 Pursuant to Exercise of
 Stock Options               49,795      626,173             --             --         675,968

Tax Benefit of Stock
 Options Exercised               --      132,297             --             --         132,297
                          ---------      -------      ---------     ----------       ---------
Balance,
 December 31, 2001       $5,615,579     $758,470    $39,008,724    $         -     $45,382,773

Net Income                       --           --      9,285,841             --       9,285,841    $9,285,841

Other Comprehensive
 Loss:
  Cash Flow Hedging
  Derivative, Net of Tax         --           --             --      ( 765,127)      ( 765,127)    ( 765,127)
                                                                                                   ---------
Comprehensive Income                                                                              $8,520,714
                                                                                                   =========
Stock Options                    --       77,280             --             --          77,280

Cash Dividends
 ($.20 per share)                --           --      (1,123,116)           --      (1,123,116)
                            -------      -------      ----------    ----------      ----------
Balance,
 December 31, 2002       $5,615,579     $835,750     $47,171,449   $(  765,127)    $52,857,651

Net Income                      --            --      13,194,395            --      13,194,395   $13,194,395

Other Comprehensive
 Income:
  Cash Flow, Hedging
  Derivative, Net of Tax        --             -              --       155,433         155,433       155,433
                                                                                                  ----------
Comprehensive Income                                                                             $13,349,828
                                                                                                  ==========
Stock Options                7,863       678,589              --            --         686,452

Cash Dividends
 ($.22 per share)               --            --      (1,236,152)           --      (1,236,152)
                         ---------     ---------      ----------       -------      ----------
Balance,
 December 31, 2003      $5,623,442    $1,514,339     $59,129,692     $(609,694)    $65,657,779
                         =========     =========      ==========       =======      ==========

The accompanying notes are an integral part of these consolidated statements.

                         Consolidated Statements of Cash Flows
                                                               Calendar Year
                                                   --------------------------------------
                                                   December 31, December 31, December 31,
                                                       2003        2002          2001
                                                   -----------  -----------  ------------
Cash Flow from Operating Activities:
 Net Income (Loss)                                $ 13,194,395   $ 9,285,841 $(   635,896)

Adjustments to Reconcile Net Income (Loss) to
 Net Cash Provided by Operating Activities:
  Depreciation and Amortization                      1,120,153       806,842      739,007
  Non-Cash, Stock-Based Compensation                   678,589        77,280      660,834
  Loss (Gain) on Sale of Property,
   Plant, and Equipment                                     --        55,624  (   675,280)

Decrease (Increase) in Assets:
  Notes Receivable                                     490,459    (  395,100)   2,356,901
  Real Estate Held for Development                  (4,205,953)    1,735,981      578,026
  Refundable Income Taxes                              815,503       596,054  (   535,459)
  Other Assets                                       1,019,207    (1,370,720)     202,495

(Decrease) Increase in Liabilities:
  Accounts Payable                                  (  198,558)      122,768  (    38,803)
  Accrued Liabilities                                  581,126    (2,001,735) (   239,822)
  Income Taxes Payable                                  25,868            --           --
  Deferred Income                                    1,131,135            --           --
  Deferred Income Taxes                              8,500,771     5,970,949      701,341
                                                    ----------    ----------    ---------
    Net Cash Provided by Operating Activities       23,152,695    14,883,784    3,113,344
                                                    ----------    ----------    ---------
Cash Flow from Investing Activities:
  Acquisition of Property, Plant and Equipment     (15,589,778)  ( 3,471,135) (17,452,183)
  Intangible Assets                                 (1,325,229)           --           --
  Increase in Restricted Cash for Acquisitions
   Through the Like-Kind Exchange Process          ( 7,019,571)  (11,584,290) (   755,237)
  Proceeds from Calls or Maturities of
   Investment Securities                             2,180,465     5,666,603   18,539,679
  Acquisition of Investment Securities             ( 1,058,938)  ( 5,192,775) (15,848,545)
  Proceeds from Sale of Property, Plant and
   Equipment                                                --        20,900    3,253,015
                                                    ----------    ----------   ----------
    Net Cash Used In Investing Activities          (22,813,051)  (14,560,697) (12,263,271)
                                                    ----------    ----------   ----------
Cash Flow from Financing Activities:
  Proceeds from Notes Payable                        8,528,000    11,410,908      845,000
  Payments on Notes Payable                        ( 7,633,121)  (11,633,534) ( 1,233,129)
  Cash Proceeds from Exercise of Stock Options           7,863            --       15,134
  Funds Used to Repurchase Common Stock                     --            --  (   226,521)
  Dividends Paid                                   ( 1,236,152)  ( 1,123,116) ( 1,117,648)
                                                    ----------    ----------   ----------
    Net Cash Used In by Financing Activities       (   333,410)  ( 1,345,742) ( 1,717,164)
                                                    ----------    ----------   ----------
Net Increase (Decrease) in Cash                          6,234   ( 1,022,655) (10,867,091)
Cash, Beginning of Year                              1,019,976     2,042,631   12,909,722
                                                    ----------    ----------   ----------
Cash, End of Year                                 $  1,026,210   $ 1,019,976  $ 2,042,631
                                                    ==========    ==========   ==========

Supplemental Disclosure of Operating Activities:

In connection with the sale of real estate and income properties, the Company received, as consideration, mortgage notes receivable of $1,142,720, $2,087,381, and $2,792,250, for the years 2003, 2002, and
2001, respectively.

In addition, the Company received an irrevocable letter of credit totaling $191,759 as consideration for real estate sales in 2002, which is included in other assets.

Total interest paid was $715,774, $779,974, and $839,631, for the years 2003, 2002, and 2001, respectively.

Income taxes of $1,010,791, $1,377,774 and $697,044 were refunded in 2003, 2002 and 2001, respectively.

In connection with the exercise of stock options the Company recorded compensation expense and income tax benefit of $660,834 and $132,297, respectively for the year 2001.

The accompanying notes are an integral part of these consolidated statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2003, 2002 and 2001

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

NATURE OF OPERATIONS
The Company is primarily engaged, through its wholly owned subsidiaries, in the real estate industry. Real estate operations, which are primarily commercial in nature, also include residential, golf operations, income properties, leasing properties for oil and mineral exploration, and forestry operations. These operations are predominantly located in Volusia County, Florida, with various income properties owned throughout the State of Florida.

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

RESTRICTED CASH
The Company's qualified intermediary held $19,359,098 and $12,339,527 in escrow, for the benefit of the Company, at December 31, 2003 and 2002, respectively, to complete the purchase of income properties through the deferred tax like-kind exchange process.

In the event that such transactions are not completed, these funds will become unrestricted and deferred income taxes on the like-kind transaction will become currently payable.

REAL ESTATE HELD FOR DEVELOPMENT AND SALE
The carrying value of real estate held for development and sale includes the initial acquisition costs of land, improvements thereto, and other costs incidental to the acquisition or development of land. These costs are allocated to properties on a relative sales value basis and are charged to costs of sales as specific properties are sold. Due to the nature of the business, real estate held for development and sale has been classified as an operating activity on the consolidated statement of cash flows.

Interest of $71,514 was capitalized to real estate held for development and sale during 2003, with no interest capitalized in 2002. No real estate taxes were capitalized for either period.

--------------------------------------------------------------

INTANGIBLE ASSETS
Intangible assets consist of the market lease value associated with single-tenant income properties owned by the Company. This value is amortized over the remaining term of the lease at the time the properties are purchased. At December 31, 2003, the market lease value totaled $1,270,307, which is net of amortization of $54,922 for 2003.

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

The amount of depreciation and amortization of property, plant, and equipment recognized for the years 2003, 2002 and 2001 was $1,065,231, $806,842, and $739,007, respectively.

The range of estimated useful lives for property, plant and equipment is as follows:

   Golf Buildings and Improvements             10-40 Years
   Golf Equipment                               5-10 Years
   Income Properties Buildings and Improvements   40 Years
   Other Furnishings and Equipment              5-25 Years

LONG-LIVED ASSETS
The Company has reviewed the recoverability of long-lived assets, including real estate held for development and sale, and property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There has been no material impairment of long-lived assets reflected in the consolidated financial statements for the three years ended December 31, 2003.

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

--------------------------------------------------------------

SALE OF REAL ESTATE
The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate." The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS No. 66, or the Company retains some form of continuing involvement in the property. Income of $1,131,135 was deferred for the year ended December 31, 2003, as the initial payment did not meet the criteria established under SFAS No. 66. No income was deferred for the years ended December 31, 2002 and 2001.

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

UNFUNDED DEFERRED COMPENSATION PLANS
The Company maintains two unfunded deferred compensation plans. One plan is established for the Board of Directors of the Company, with the second plan established for the officers and key employees of the Company. Under the plans, any member of the Board of Directors, officer or key employee may elect to defer all or a portion of their compensation. The amount of deferred compensation shall increase annually by an amount which is equal to interest on the deferred compensation at the rate of return earned by the Company on its short-term investments. Compensation credited to a participant shall be deferred until such participant ceases to be a member of the Board of Directors, officer or key employee, at which time the amounts accumulated shall be distributed in the manner elected. The plans are non-qualified plans as defined by the Internal Revenue Service. The amount of deferred compensation reflected in accrued liabilities on the consolidated balance sheets at December 31, 2003 and 2002 was $1,386,348 and $1,243,917, respectively. Deferred compensation expense for the three years ended December 31, 2003 were $99,046, $135,240 and $242,214, respectively.

PENSIONS
The Company has a funded, non-contributory defined benefit pension plan covering all eligible employees. The Company's method of funding and accounting for pension costs is to fund and accrue all normal costs plus an amount necessary to amortize past service cost over a period of 30 years. (See Note 7 "Pension Plan").

STOCK OPTION PLAN
The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of

--------------------------------------------------------------
APB Opinion No. 25," issued in March 2000, to account for its variable plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price, except for stock appreciation rights and other variable stock option plans. Compensation expense relating to such variable plans shall be measured at the end of each period as the amount which the quoted market value of shares covered by a grant exceeds the option price. The Company accounts for its plan as a variable plan. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002 and such disclosures have been made.

INCOME TAXES
The Company uses the asset and liability method to account for income taxes. Deferred income taxes result primarily from the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (see Note 3, "Income Taxes").

EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share are presented in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options (see Note 10, "Earnings Per Share").

CONCENTRATION OF CREDIT RISK
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, investment securities, accounts receivables, and notes receivable.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of the Company's financial assets and liabilities, including cash, accounts receivable and accounts payable at December 31, 2003 and 2002, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes receivable and notes payable approximates fair value at December 31, 2003 and 2002, since the notes are at floating rates

--------------------------------------------------------------

or fixed rates which approximate current market rates for notes with similar risks and maturities. The interest rate swap derivative is carried at its fair value at December 31, 2003 and 2002.

DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITY
The Company accounts for derivatives and hedging activity under Financial Accounting Standards Board (FASB) issued Statement of
Financial Accounting Standards (SFAS) No. 133, "Accounting for
Derivative Instruments and Certain Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain
Hedging Activity, an Amendment of SFAS 133."

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability ("cash flow hedge"). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific liabilities on the balance sheet. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

NOTE 2   INVESTMENT SECURITIES
------------------------------
The Company accounts for investment securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires classification of the investment portfolio into three categories: held to maturity, trading, and available for sale. The Company classifies as held to maturity those securities which the Company has the intent and ability to hold through their stated maturity date. Investment securities which are classified as held to maturity are carried at cost, adjusted for amortization of premiums

-----------------------------------------

and accretion of discounts. Gains and losses are determined using the specific identification method. For the years ended December 31, 2003, 2002, and 2001, losses of $722, $25,411, and $57,380, respectively, were recognized on the disposition of investment securities.

Investment securities as of December 31, 2003 and 2002 are as follows:

                                                          2003        2002
                                                       ----------  ----------
Investments Held to Maturity
----------------------------
Debt Securities Issued by States
 and Political Subdivisions of States                  $3,762,453  $4,486,743
Preferred Stocks                                          129,244     526,481
                                                        ---------   ---------
Total Investments Held to Maturity                     $3,891,697  $5,013,224
                                                        =========   =========

The contractual maturities of investment securities held to maturity are as follows:

             Maturity Date                             Amount
             --------------                            ---------
             Within 1 year                            $  353,471
             1-5 Years                                 1,129,358
             6-10 Years                                  755,220
             After 10 Years                            1,653,648
                                                       ---------
                                                      $3,891,697
                                                       =========
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity securities by major security type and class of security at December 31, 2003 were as follows:

                                                    Gross        Gross
                                                    Unrealized   Unrealized
                                        Amortized   Holding      Holding       Fair
                                        Cost        Gains        Losses        Value
                                        ---------   ----------   ----------    ---------
At December 31, 2003
 Debt Securities Issued by States
  and Political Subdivisions of State  $3,762,453      $12,698    $(238,948)  $3,536,203
 Preferred Stocks                         129,244           --     ( 41,169)      88,075
                                        ---------       ------      -------    ---------
                                       $3,891,697      $12,698    $(280,117)  $3,624,278
                                        =========      =======     ========   =========

-----------------------------------------
The following table shows the Company's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003. The unrealized losses on investments in debt securities issued by states and political subdivisions of states were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

                                Less than 12 Months      12 Months or More           Total
                               ---------------------   ---------------------  ---------------------
                               Fair       Unrealized   Fair       Unrealized  Fair       Unrealized
                               Value      Losses       Value      Losses      Value      Losses
                               ---------  ----------   ---------  ----------  ---------  ----------
Description of Securities
  Debt Securities Issued by
   States and Political
   Subdivisions of States     $1,326,807     $29,768  $2,209,396    $209,180 $3,536,203    $238,948
  Preferred Stocks                    --          --      88,075      41,169     88,075      41,169
                               ---------      ------   ---------     -------  ---------     -------
                              $1,326,807     $29,768  $2,297,471    $250,349 $3,624,278    $280,117
                               =========      ======   =========     =======  =========     =======

NOTE 3   INCOME TAXES
---------------------
The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes."

The provisions for income taxes are summarized as follows:

                    2003                     2002                      2001
                    ----                     ----                      ----
             Current    Deferred      Current     Deferred       Current   Deferred
             -------------------      --------------------       -------------------
Federal    $( 24,154) $7,204,198     $(369,928) $5,218,805    $(1,284,978)  $821,226
State       (145,266)  1,198,160        68,708     752,144         52,476   (119,885)
             -------   ---------       -------   ---------      ---------    -------
Total      $(169,420) $8,403,158     $(301,220) $5,970,949    $(1,232,502)  $701,341
             =======   =========       =======   =========      =========    =======

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

--------------------------------

The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows:

                                                  Deferred Taxes
                                             -------------------------
                                                2003           2002
                                             ----------     ----------
Depreciation                               $(    85,799)  $(   127,936)
Sales of Real Estate                        (20,039,104)   (11,283,840)
Deferred Compensation                           534,784        479,841
Basis Difference In Joint Venture             1,126,402      1,159,102
Revolving Fund Certificates                     100,579        192,595
Charitable Contributions Carryforward           780,642        758,579
Interest Rate Swap                              382,886        480,499
Other                                           635,753        256,011
Less-Valuation Allowance                    (   780,642)   (   758,579)
                                             ----------      ---------
                                           $(17,344,499)  $( 8,843,728)
                                             ==========      =========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2003 and 2002, management believes it is more likely than not that a portion of the Company's deferred tax assets will not be realized. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion of all of the deferred tax assets will not be realized. As of December 31, 2003 and 2002, the valuation allowance was $780,642 and $758,579, respectively.

Following is a reconciliation of the income tax computed at the federal statutory rate of 35% for 2003, 2002 and 2001:

                                                                 Calendar Year
                                                       -----------------------------------
                                                          2003          2002        2001
                                                       ---------     ---------     -------
Income Tax Expense (Benefit) Computed at Federal
 Statutory Rate                                       $7,499,847    $5,234,450   $(408,470)
Increase (Decrease) Resulting from:
 State Income Tax, Net of Federal Income Tax Benefit     765,971       533,554    ( 43,816)
 Tax Exempt Interest Income                           (   81,258)   (   87,423)   ( 86,959)
 Adjustment to Valuation Allowance                        22,063            --      30,000
 Other Reconciling Items                                  27,115    (   10,852)   ( 21,916)
                                                        --------     ---------     -------
Provision (Benefit) for Income Taxes                  $8,233,738    $5,669,729   $(531,161)
                                                       =========     =========     =======

--------------------------------
During 2002, the Company generated a net operating loss for income tax purposes. For Federal income tax, this loss can be carried back to prior years, when the Company generated taxable income. For State income tax purposes, the net operating loss can only be carried forward against future taxable income. The Company had a net operating loss carry forward of $6,539,524 for state income tax purposes at December 31, 2003, which can be carried forward indefinitely.

NOTE 4   NOTES RECEIVABLE
-------------------------
Notes Receivable consisted of the following:

                                                                      December 31,
                                                                -------------------------
                                                                    2003         2002
                                                                -------------------------
MORTGAGE NOTES RECEIVABLE
 Various notes with interest rates ranging from 4% to
  7.50% with payments due from 2003 through 2009.
  Collateralized by real estate mortgages held by the Company    $7,977,497    $9,006,076

 Various Notes with Interest at 0%
  Due in 2004                                                     1,172,720            --

 Various Notes with Interest at 0%
  Due 2003                                                               --       605,250

OTHER NOTES RECEIVABLE
 Interest at prime rate, receivable in monthly installments of principal and interest to amortize the original note over a
  period of 15 years, due January 2004, received in 2003                 --        29,350
                                                                  ---------     ---------
 Total Notes Receivable                                          $9,150,217    $9,640,676
                                                                  =========     =========

The prime rate of interest was 4.00% and 4.25% at December 31, 2003 and 2002, respectively.

The required annual principal receipts are as follows:

         Year ending December 31,                Amount
         ----------------------------------------------
         2004                               $ 4,617,704
         2005                                   176,206
         2006                                 2,388,174
         2007                                   104,233
         2008                                   110,487
         2009 and Thereafter (cumulative)     1,753,413
                                             ----------
                                            $ 9,150,217
                                             ==========

NOTE 5   REAL ESTATE HELD FOR DEVELOPMENT AND SALE
--------------------------------------------------
Real estate held for development and sale as of December 31, 2003 and 2002 is summarized as follows:

                                               December 31,
                                       ---------------------------
                                         2003              2002
                                       ---------------------------
Undeveloped Land                      $ 1,002,370       $       --
Land and Land Development              10,560,186        7,356,603
Completed Houses                           97,025           97,025
                                       ----------        ---------
                                      $11,659,581       $7,453,628
                                       ==========        =========

NOTE 6  NOTES PAYABLE
----------------------
Notes Payable consisted of the following:

                                                                       December 31,
                                                               --------------------------
                                                                    2003         2002
                                                               --------------------------
MORTGAGE NOTES PAYABLE
 Mortgage notes payable are collateralized by real estate
  mortgages held by the respective lenders.  As of
  December 31, 2003 and 2002, mortgage notes payable
  consisted of the following:

 Payable monthly based on 20-year amortization
  interest floating based on the 30-day LIBOR Market Index
  rate plus 1.25%.  Principal balance due July 2012             $7,720,866     $7,910,343
 (See discussion of interest rate swap)

 Interest payable quarterly at 10%, principal and outstanding
  interest due October 2005                                      1,200,000      1,200,000

INDUSTRIAL REVENUE BONDS
 Industrial revenue bonds payable are collateralized by real estate.  Interest at 80.65% of prime rate, payable in monthly installments of principal and interest to amortize the
  original debt over a period of 18 years, due January 2004             --        124,729

LINE OF CREDIT
 A line of credit totaling $10,000,000 at December 31, 2003
  and $7,000,000 at December 31, 2002 payable on demand
  expiring July 2004, with interest at the lower of the
  30-DAY LIBOR Market Index rate plus 1.5% or 1% below
  the prime commercial lending rate                              1,209,085             --
                                                                ----------     ----------
                                                               $10,129,951     $9,235,072
                                                                ==========     ==========

The required annual principal payments on notes payable are as follows:

         Year Ending December 31,              Amount
         --------------------------------------------
         2004                             $ 1,412,767
         2005                               1,419,382
         2006                                 236,282
         2007                                 254,009
         2008 and Thereafter (cumulative)   6,807,511
                                           ----------
                                          $10,129,951
                                           ==========

Interest expense was $715,774, $779,974, and $839,631, for 2003, 2002,
and 2001, respectively.

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

The change in the fair value of the interest rate swap, from its inception, has resulted in the recording of an accrued liability in the amount of $992,580 and $1,245,626 at December 31, 2003 and 2002,
respectively. The change in fair value, net of applicable taxes, in the amount of $609,694 and $765,127 at December 31, 2003 and 2002,
respectively, has been recorded as accumulated other comprehensive loss, a component of shareholders' equity. This activity represents a non-cash transaction.

In addition, the Company has placed its unsecured $10,000,000 revolving line of credit with the same financing source. There was no outstanding balance on the line of credit at December 31, 2002, which was $7,000,000. The line of credit agreement contains restrictive covenants in regards to debt service coverage ratio and minimum liquidity, both of which have been met as of and for the periods ended December 31, 2003 and 2002. The Company had letters of credit outstanding totaling $2,576,942 and $1,632,897 at December 31, 2003 and 2002, respectively. These letters of credit reserve capacity under the line of credit and guarantee development work will be completed. The balance available to borrow on the line of credit was $6,213,973 and $5,367,103 at December 31, 2003 and 2002, respectively.

NOTE 7  PENSION PLAN
---------------------
The Company maintains a defined benefit plan for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on years of service and the average compensation for the highest five years during the final ten years of employment. The benefit formula generally provides for a life annuity benefit.

-------------------------------
The Company's net periodic pension cost included the following components:
                                                                  December 31,
                                                       ---------------------------------
                                                         2003         2002        2001
                                                       --------     -------     --------
Service Cost                                           $192,179    $182,503     $157,384
Interest Cost on Projected Benefit Obligation           300,656     311,793      286,748
Actual Return on Plan Assets                           (894,153)   ( 32,453)    (719,855)
Net Amortization                                        510,320    (405,033)     295,619
                                                        -------     -------      -------
Net Periodic Pension Cost                              $109,002    $ 56,810     $ 19,896
                                                        =======     =======      =======

The change in projected benefit obligation is as follows:
                                                                      December 31,
                                                                ------------------------
                                                                   2003          2002
                                                                ------------------------
Benefit Obligation at Beginning of Year                        $ 4,749,486   $ 4,309,898
Service Cost                                                       192,179       182,503
Interest Cost                                                      300,656       311,793
Actuarial Loss                                                     159,361       286,602
Benefits and Plan Expenses Paid                                 (  375,269)   (  585,142)
Plan Amendments                                                         --       243,832
                                                                  --------     ---------
  Benefit Obligation at End of Year                            $ 5,026,413   $ 4,749,486
                                                                 =========     =========
The change in plan assets is as follows:
 Fair Value of Plan Assets at Beginning of Year                $ 4,570,692   $ 5,123,381
 Actual Return on Plan Assets                                      894,153        32,453
 Employer Contribution                                                  --            --
 Plan Expenses Paid                                             (   78,722)   (   82,195)
 Benefits Paid                                                  (  296,547)   (  502,947)
                                                                 ---------     ---------
  Fair Value of Plan Assets at End of Year                     $ 5,089,576   $ 4,570,692
                                                                 =========     =========
The accrued pension asset consists of the following:
 Plan (Liability) Assets In Excess of Projected
  Benefit Obligation                                           $   63,163    $(  178,794)
 Unrecognized Prior Service Cost                                  204,657        225,875
 Unrecognized Net Loss (Gain)                                   (  91,813)       245,415
 Unrecognized Transition Obligation                             (  60,417)   $(   67,904)
                                                                 --------      ---------
  Prepaid Pension Asset                                        $  115,590    $   224,592
                                                                 ========      =========

Accumulated benefits obligation as of December 31, 2003, was $4,545,011.

The actuarial assumptions made to determine the projected benefit obligation and the fair value of plan assets are as follows:

                                                     December 31,
                                                    ------------
                                                    2003    2002
                                                    ----    ----
         Weighted Average Discount Rate             6.0%    6.5%
         Weighted Average Asset Rate of Return      9.0%    9.0%
         Compensation Scale                         5.0%    5.0%

OTHER PENSION PLAN DISCLOSURE INFORMATION
-----------------------------------------
Amortization Periods:

  The transition liability (asset) re-established in January 1, 2001 is being amortized in level amounts over 11.07 years.

  The excess of the unrecognized (gain) or loss (if any) over the larger of 10% of the projected benefit obligation or 10% of the market related value of assets is amortized in level amounts over
  13.89 years.

  The prior service cost re-established on January 1, 2001 is being amortized in level amounts over 11.07 years.

  The prior service cost established on January 1, 2002 is being amortized in level amounts over 11.67 years.

Funding Policy:

  Periodic employer contributions are made in conformance with minimum funding requirements and maximum deductible limitations.

Benefit Payments and Other Disbursements:

  During the measurement period, disbursements from plan assets were as follows:

            Benefit Payments                      $296,547
            Administrative Expenses                 78,722
                                                   -------
            Total                                 $375,269
                                                   =======
Unrecognized (Gain) or Loss:

  The unrecognized (gain) or loss determined subsequent to last year's measurement date is determined as follows:

     Liability loss determined from the
      January 1, 2003 census and included
      this year's net periodic cost:             $  29,292

     Asset gain occurring over the
      measurement period:                         (496,589)

     Loss due to Assumption Change
      effective as of December 31, 2003            130,069
                                                   -------
       Total unrecognized gain:                  $(337,228)
                                                   =======

------------------------------
Plan Assets:

 The plan's weighted average asset allocations at December 31, 2003 and December 31, 2002 by asset category are as follows:

                               December 31, 2003   December 31, 2002
                               -----------------   -----------------

  Equity Securities:                   51%                50%

  Fixed Income Securities:             41%                46%

  Cash and Money Market Funds:          8%                 4%
                                      ---                ---
  Total                               100%               100%
                                      ===                ===

Cash Flows:

  Contributions

     The Company expects the plan to be fully funded for 2004. As a result, no contribution is anticipated during this period.

  Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service as appropriate, are expected to be paid.

                                    2004        $  244,133
                                    2005           262,284
                                    2006           263,648
                                    2007           270,468
                                    2008           290,207
                              Years 2009-2013   $2,279,463

  The following assumptions have been made regarding estimated benefit payments:

     All currently retired participants survive through 2013.

     All currently active participants survive and retire on their normal retirement dates.

     Compensation is assumed to increase at the rate of 5% per year for active participants to their normal retirement dates.

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

The Company recognizes post-retirement expenses in accordance with adopted SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions," which requires that expected costs of post-retirement benefits be charged to expense during the years the employees render service. The Company elected to amortize the unfunded obligation measured at adoption of SFAS No. 106 over a period of 20 years. The effect of this amortization expense recognized in 2003, 2002, and 2001 was $36,000, $36,000, and $64,590, respectively.
The accrued post-retirement benefit cost reflected in the consolidated balance sheet at December 31, 2003 and 2002 was $125,232 and $119,609, respectively.

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

------------------------------------
A summary of the status of the Company's stock options for the three years ended December 31, 2003 and changes during the years then ended is as follows:

                                         2003               2002              2001
                                    ----------------  ----------------  -----------------
                                             Wtd Avg           Wtd Avg            Wtd Avg
                                    Shares  Ex Price   Shares Ex Price   Shares  Ex Price
                                    ------- --------  ------- --------   ------- --------
Outstanding at beginning of year     94,000   $17.31   46,000   $14.45   220,000   $15.95
Granted                              58,000   $20.12   48,000   $20.05    46,000   $14.45
Exercised                           (17,600)  $14.70       --           (220,000)  $15.95
Expired                                  --                --                 --
                                    -------            ------            -------
Outstanding at end of year          134,400   $18.86   94,000   $17.31    46,000   $14.45
                                    =======    =====   ======    =====   =======    =====
Exercisable at end of year           10,400   $19.19    9,200   $14.45        --
                                     ======    =====   ======            =======    =====
Weighted average fair value of
 options granted during the year      $6.56             $7.16              $5.08
                                     ======            ======            =======

Stock appreciation rights totaling 58,000, 48,000 and 46,000 were issued in 2003, 2002, and 2001, respectively. Stock appreciation rights outstanding at December 31, 2003, 2002, and 2001 were 134,400, 94,000, and 46,000, respectively.

Of the 134,400 options outstanding at December 31, 2003, 10,400 of them were exercisable and they had a contractual life of 8.25 years.

Of the 220,000 options exercised in 2001, 170,205 options were surrendered in payment of the cash exercise price of the remaining options. The option exercise and accrual of stock appreciation rights resulted in compensation expense of $660,834 and $595,862 in 2001, respectively, included in general and administrative expenses. Additionally, the exercise resulted in $605,192 of income tax benefit, of which $132,297 was recorded as an addition to additional paid-in capital.

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

------------------------------------
Had compensation cost for these options been determined in accordance with SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been as follows:

                                                   2003         2002         2001
                                                ----------   ----------      -------
Net Earnings (Loss):
 As Reported                                   $13,194,395  $ 9,285,841    $(635,896)
(Deduct) Add:
 Difference in Stock-Based Compensation
  Determined Under Fair Value Based Method
  And Intrinsic Value Method                       326,648   (   45,009)     404,847
                                                ----------    ---------      -------
 Pro Forma                                     $13,521,043  $ 9,240,832    $(231,049)
                                                ==========    =========      =======
Basic and Diluted Earnings (Loss)
 Per Share:
  As Reported                                        $2.35        $1.65       $(0.11)
  Pro Forma                                          $2.41        $1.65       $(0.04)

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:
                                         2003       2002       2001
                                         ----       ----       ----
            Risk Free Interest Rate      3.11%      4.34%      4.76%
            Dividend Yield                .99%       1.0%      1.38%
            Volatility                  28.77%     29.10%     29.47%
            Expected Option Life        7 years    7 years    7 years

NOTE 10  EARNINGS PER SHARE
---------------------------
Basic earnings per common share were computed by dividing income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined based on the assumption of the conversion of stock options using the treasury stock method at average market prices for the periods.

                                                      2003          2002          2001
                                                   ---------     ---------      ---------
Income (Loss) Available to Common Shareholders:  $13,194,395    $9,285,841    $(  635,896)
                                                   =========     =========      =========
Weighted Average Shares Outstanding                5,619,245     5,615,579      5,587,752
Common shares Applicable to Stock Options Using
 the Treasury Stock Method                            34,123        11,542            --
                                                   ---------     ---------      ---------
  Total Shares Applicable to Diluted Earnings
    Per Share                                      5,653,368     5,627,121      5,587,752
                                                   =========     =========      =========
Earnings Per Share
   Basic                                               $2.35         $1.65         $(0.11)
                                                        ====          ====           ====
   Diluted                                             $2.33         $1.65         $(0.11)
                                                        ====          ====           ====











NOTE 11  COMMITMENTS AND CONTINGENCIES
--------------------------------------
The Company leases certain equipment, land and improvements under operating leases.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2003, are summarized as follows:

         Year Ending December 31,                    Amounts
         -----------------------                    --------
         2004                                     $  429,109
         2005                                        406,317
         2006                                        386,959
         2007                                        320,107
         2008                                        406,127
         2009 and Thereafter (Cumulative)          6,331,100
                                                   ---------
                                                  $8,279,719
                                                   =========

Rental expense under all operating leases amounted to $512,057, $501,707, and $523,866, for the years ended December 31, 2003, 2002, and 2001, respectively.

Additionally, the Company, as lessor, leases certain land, buildings and improvements under operating leases.

Minimum future rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2003, are summarized as follows:

         Year Ending December 31,                      Amounts
         -----------------------                     ---------
         2004                                      $ 3,489,012
         2005                                        3,530,498
         2006                                        3,459,327
         2007                                        3,462,321
         2008                                        3,455,136
         2009 and Thereafter (Cumulative)           74,574,963
                                                    ----------
                                                   $91,971,257
                                                    ==========

Rental income under all operating leases amounted to $3,275,342, $2,061,833, and $1,830,689, for the years ended December 31, 2003,
2002, and 2001, respectively.

NOTE 12  BUSINESS SEGMENT DATA
------------------------------
The Company primarily operates in three business segments: real estate, income properties and golf. Real estate operations include commercial real estate, real estate development, residential, leasing properties for oil and mineral exploration, and forestry operations.

-----------------------------------------
The Company evaluates performance based on profit or loss from operations before income taxes. The Company's reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge and skills.

Information about the Company's operations in different segments for each of the three years ended December 31 is as follows (amounts in thousands):

                                        2003              2002               2001
                                      --------------------------------------------
Revenues:
 Real Estate                          $25,496            $20,627           $ 3,352
 Income Properties                      3,276              2,062             1,831
 Golf                                   4,373              4,227             4,065
 General, Corporate and Other           1,746              1,615             2,102
                                       ------             ------            ------
                                      $34,891            $28,531           $11,350
                                       ======             ======            ======
Income (Loss):
 Real Estate                          $22,774            $16,350           $ 1,252
 Income Properties                      2,681              1,662             1,403
 Golf                                 ( 1,185)            (1,264)           (1,329)
 General, Corporate and Other         ( 2,842)            (1,792)           (2,193)
                                       ------             ------            ------
                                      $21,428            $14,956           $(1,167)
                                       ======             ======            ======
Identifiable Assets:
 Real Estate                          $18,635            $15,774           $15,171
 Income Properties                     41,434             25,243            22,643
 Golf                                  10,026             10,410            10,769
 General, Corporate and Other          27,811             22,899            13,634
                                       ------             ------            ------
                                      $97,906            $74,326           $62,217
                                       ======             ======            ======
Depreciation and Amortization:
 Real Estate                          $   114            $    46           $    10
 Income Properties                        548                330               303
 Golf                                     410                408               403
 General, Corporate and Other              48                 23                23
                                       ------             ------            ------
                                      $ 1,120            $   807           $   739
                                       ======             ======            ======
Capital Expenditures:
 Real Estate                          $    29            $   141           $   133
 Income Properties                     15,478              3,156            16,444
 Golf                                      18                 50               801
 General, Corporate and Other              65                124                74
                                       ------             ------            ------
                                      $15,590            $ 3,471           $17,452
                                       ======             ======            ======

-----------------------------------------
Income represents income (loss) from continuing operations before income taxes. Identifiable assets by industry are those assets that are used in the Company's operations in each industry. General corporate assets and assets used in the Company's other operations consist primarily of cash, investment securities, notes receivable and property, plant and equipment.

                                         QUARTERLY FINANCIAL DATA (Unaudited)

                                                         THREE MONTHS ENDED
                            March 31,                June 30,            September 30,           December 31,
                      ---------------------   ---------------------   --------------------  ----------------------
                         2003       2002        2003        2002         2003       2002       2003       2002
                      ---------  ----------   ---------  ----------   ---------  ---------  ----------  ----------
                      $          $           $          $            $          $          $           $
Income:
Real Estate Operations:
 Real Estate Sales
  Sales and Other
   Income             3,318,469     726,832     720,303   5,280,343    807,471   7,211,979  20,649,421  $7,407,725
  Costs and Other
   Expenses          (  662,861) (  474,960) (  574,176) (  890,198)(  443,087) (1,237,675)( 1,041,500) (1,674,534)
                      ---------   ---------   ---------   ---------  ---------   ---------  ----------   ---------
                      2,655,608     251,872     146,127   4,390,145    364,384   5,974,304  19,607,921   5,733,191
                      ---------   ---------   ---------   ---------  ---------   ---------  ----------   ---------
Income Properties
 Leasing Revenues and
  Other Income          715,737     464,984     826,385     464,434    877,368     619,900     856,572     513,234
 Costs and Other
  Expenses           (  130,470) (  102,751) (  147,161) (   97,357)  (145,132)  (  97,694) (  171,757) (  102,355)
                      ---------   ---------    --------   ---------    -------    --------   ---------   ---------
                        585,267     362,233     679,224     367,077    732,236     522,206     684,815     410,879
                      ---------   ---------    --------   ---------    -------    --------   ---------   ---------
Golf Operations
 Sales and Other
  Income              1,272,718   1,290,212   1,173,970   1,142,487    847,139     822,747   1,079,587     971,162
 Costs and Other
  Expenses           (1,361,788) (1,322,594) (1,471,569) (1,393,440)(1,345,242)(1,285,171)  (1,380,179) (1,489,250)
                      ---------   ---------   ---------   ---------  ---------   --------    ---------   ---------
                     (   89,070) (   32,382) (  297,599) (  250,953)(  498,103)(  462,424)  (  300,592) (  518,088)
                      ---------   ---------   ---------   ---------  ---------   --------    ---------   ---------

Total Real Estate
 Operations           3,151,805     581,723     527,752   4,506,269    598,517  6,034,086   19,992,144   5,625,982

Profit on Sales of
 Other Real Estate
  Interests             359,112          --     164,039     149,866     12,500      1,000       96,224          --

Interest and Other
 Income                 257,007     228,973     228,583     236,995    209,393    244,286      419,091     753,565
                      ---------   ---------    --------   ---------  ---------  ---------    ---------   ---------
                      3,767,924     810,696     920,374   4,893,130    820,410  6,279,372   20,507,459   6,379,547
General and
 Administrative
  Expenses           (  977,534) (  998,754) (1,291,073) (  791,927)(  997,333)(  738,023) ( 1,322,094) (  878,471)
                      ---------   ---------   ---------   ---------  ---------  ---------    ---------   ---------
Income (Loss) Before
 Income Taxes         2,790,390  (  188,058) (  370,699)  4,101,203 (  176,923) 5,541,349   19,185,365   5,501,076

Income Taxes         (1,057,691)     68,829     138,643  (1,515,830)    66,323 (2,082,945) ( 7,381,013) (2,139,783)
                      ---------   ---------   ---------   ---------  ---------  ---------   ----------   ---------
Net Income (Loss)     1,732,699  (  119,229) (  232,056)  2,585,373 (  110,600) 3,458,404   11,804,352   3,361,293
               =======================================================================

Per Share Information
 Basic and Diluted       $0.31       $(0.02)     $(0.04)      $0.46     $(0.02)      0.62        $2.10       $0.59
                      =========   =========   =========   =========  =========  =========   ==========   =========
