Form 10-Q
period 2004-03-31
CONSOLIDATED TOMOKA LAND CO
filed 2004-05-07
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

        X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       ___     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2004

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


     1530 Cornerstone Blvd., Suite 100
        Daytona Beach, Florida                          32117
(Address of principal executive offices)              (Zip Code)


                             (386) 274-2202
         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                        Yes   X                No
                            -----                 -----
Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Exchange Act).

                        Yes   X               No
                            ------               ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Class of Common Stock                            Outstanding
                                                  May 3, 2004


   $1.00 par value                                 5,635,894

                     CONSOLIDATED-TOMOKA LAND CO.


                                 INDEX



                                                           Page No.
                                                           --------


PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements
       Consolidated Condensed Balance Sheets -
            March 31, 2004 and December 31, 2003                3

       Consolidated Condensed Statements of Income -
         Three Months Ended March 31, 2004 and 2003             4

       Consolidated Statement of Shareholders' Equity -
         Three Months Ended March 31, 2004                      5

       Consolidated Condensed Statements of Cash Flows -
         Three Months Ended March 31, 2004 and 2003             6

       Notes to Consolidated Condensed Financial Statements     7-10

   Item 2.  Management's Discussion & Analysis of
            Financial Condition and Results of Operations      11-15

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                         16

   Item 4.  Controls and Procedures                             16

PART II -- OTHER INFORMATION                                    17

SIGNATURES                                                      18

                 CONSOLIDATED BALANCE SHEETS

                                                      (Unaudited)

                                                       March 31,     December 31,
                                                         2004          2003
                                                      --------------------------
ASSETS
Cash                                                  $  261,321    $ 1,026,210
Restricted Cash                                        6,580,093     19,359,098
Investment Securities                                  5,398,158      3,891,697
Notes Receivable                                       6,617,918      9,150,217
Real Estate Held for Development and Sale             12,124,324     11,659,581
Intangible Assets                                      2,183,985      1,270,307
Other Assets                                           2,344,923      2,665,653
                                                      ----------     ----------
                                                      35,510,722     49,022,763
                                                      ----------     ----------
Property, Plant and Equipment:
 Land, Timber and Subsurface Interests                 1,984,529      1,984,529
 Golf Buildings, Improvements and Equipment           11,306,356     11,277,853
 Income Properties Land, Buildings and Improvements   50,933,591     38,442,481
 Other Furnishings and Equipment                         882,429        954,575
                                                      ----------     ----------
  Total Property, Plant and Equipment                 65,106,905     52,659,438
Less Accumulated Depreciation and Amortization        (3,847,970)    (3,776,223)
                                                      ----------     ----------
 Net - Property, Plant and Equipment                  61,258,935     48,883,215
                                                      ----------     ----------
 TOTAL ASSETS                                        $96,769,657    $97,905,978
                                                      ==========     ==========
LIABILITIES
Accounts Payable                                     $   183,322    $   105,922
Accrued Liabilities                                    3,926,431      3,510,824
Income Taxes Payable                                     282,827         25,868
Deferred Income Taxes                                 16,924,209     17,344,499
Deferred Profit                                        1,131,135      1,131,135
Notes Payable                                          9,118,287     10,129,951
                                                      ----------     ----------
     TOTAL LIABILITIES                                31,566,211     32,248,199
                                                      ----------     ----------
SHAREHOLDERS' EQUITY
Common Stock                                           5,634,662      5,623,442
Additional Paid in Capital                             1,647,352      1,514,339
Retained Earnings                                     58,661,208     59,129,692
Accumulated Other Comprehensive Loss                    (739,776)      (609,694)
                                                      ----------     ----------
     TOTAL SHAREHOLDERS' EQUITY                       65,203,446     65,657,779
                                                      ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $96,769,657    $97,905,978
                                                      ==========     ==========

                     CONSOLIDATED-TOMOKA LAND CO.
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                             (Unaudited)
                                                          Three Months Ended
                                                      ---------------------------
                                                       March 31,        March 31,
                                                         2004             2003
                                                      ---------------------------
                                                           $                $
INCOME:

  Real Estate Operations:
   Real Estate Sales
    Sales and Other Income                             1,037,003         3,318,469
    Costs and Expenses                                  (719,157)         (662,861)
                                                       ---------         ---------
                                                         317,846         2,655,608
                                                       ---------         ---------
   Income Properties
    Leasing Revenues and Other Income                    900,014           715,737
    Costs and Other Expenses                            (172,480)         (130,470)
                                                       ---------         ---------
                                                         727,534           585,267
                                                       ---------         ---------
   Golf Operations
    Sales and Other Income                             1,391,802         1,272,718
    Costs and Other Expenses                          (1,411,975)       (1,361,788)
                                                       ---------         ---------
                                                         (20,173)          (89,070)
                                                       ---------         ---------
    Total Real Estate Operations                       1,025,207         3,151,805

  Profit on Sales of Other Real Estate Interests          36,327           359,112

  Interest and Other Income                              210,999           257,007
                                                       ---------         ---------
  Operating Income                                     1,272,533         3,767,924

General and Administrative Expenses                   (1,485,212)         (977,534)
                                                       ---------         ---------

Income (Loss) Before Income Taxes                       (212,679)        2,790,390
Income Taxes                                              81,640        (1,057,691)
                                                       ---------         ---------
Net Income (Loss)                                       (131,039)        1,732,699
                                                       =========         =========
PER SHARE INFORMATION:
 Basic and Diluted
   Net Income (Loss)                                     ($0.02)             $0.31
                                                       =========         =========
   Dividends                                              $0.06              $0.05
                                                       =========         =========

                        CONSOLIDATED-TOMOKA LAND CO.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (UNAUDITED)

                                                   Accumulated
                             Additional               Other        Total
                    Common     Paid-In  Retained  Comprehensive Shareholders' Comprehensive
                    Stock      Capital  Earnings      Loss         Equity        Loss
                    ---------  -------- ----------  ----------  ----------  -----------

Balance,
December 31, 2003  $5,623,442 $1,514,339 $59,129,692 ($609,694)  $65,657,779

Net Loss                                    (131,039)               (131,039)  (131,039)

Other Comprehensive Loss:
 Cash Flow Hedging
  Derivative, Net of Tax                              (130,082)     (130,082)  (130,082)
                                                                               ---------
Comprehensive Loss                                                            ($261,121)
                                                                               =========
Stock Options          11,220    133,013                             144,233

Cash Dividends
 ($.06 per share)                           (337,445)               (337,445)


                    ---------  ---------  ---------- ----------  -----------
Balance,
 March 31, 2004    $5,634,662 $1,647,352 $58,661,208 ($739,776)  $65,203,446
                    =========  =========  ========== ==========  ===========


                    CONSOLIDATED-TOMOKA LAND CO.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                     (Unaudited)

                                                                  Three Months Ended
                                                              --------------------------
                                                               March 31,       March 31,
                                                                 2004            2003
                                                              ----------     -----------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                       $   (131,039)    $  1,732,699

   Adjustments to Reconcile Net Income (Loss) to Net Cash
    Provided By Operating Activities:
     Depreciation and Amortization                              285,459          292,352
     Loss  on sale of Property, Plant & Equipment                 1,410               --
     Non Cash Compensation                                      133,013           51,797

   Decrease (Increase) in Assets:
    Notes Receivable                                          2,532,299          153,870
    Real Estate Held for Development                           (464,743)      (1,459,397)
    Refundable Income Taxes                                           -           96,645
    Other Assets                                                320,730          398,267

   Increase (Decrease) in Liabilities:
    Accounts Payable                                             77,400         (172,914)
    Accrued Liabilities                                         285,525           54,389
    Income Taxes Payable                                        256,959               --
    Deferred Income Taxes                                      (420,290)         960,262
                                                              ---------        ---------
    Net Cash Provided By Operating Activities                 2,876,723        2,107,970
                                                              ---------        ---------
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant, and Equipment              (12,643,655)     (13,088,017)
 Acquisition of Intangible Assets                              (932,612)              --
 Decrease in Restricted Cash for Acquisitions
   Through the Like-Kind Exchange Process                    12,779,005        9,605,234
 Net (Increase) Decrease in Investment Securities            (1,506,461)         189,808
                                                             ----------       ----------
  Net Cash Used In Investing Activities                      (2,303,723)      (3,292,975)
                                                             ----------       ----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable                                  1,349,000        1,364,000
 Payments on Notes Payable                                   (2,360,664)        (847,011)
 Cash Proceeds from Exercise of Stock Options                    11,220               --
 Dividends Paid                                                (337,445)        (280,779)
                                                              ----------      ----------
  Net Cash Provided by Financing Activities                  (1,337,889)         236,210
                                                              ----------      ----------
Net Decrease In Cash                                           (764,889)        (948,795)
Cash, Beginning of Year                                       1,026,210        1,019,976
                                                              ----------      ----------
Cash, End of Period                                        $    261,321     $     71,181
                                                              ==========      ==========


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Principles of Interim Statements. The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures, which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations. The consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated condensed format is designed to be read in conjunction with the last annual report. For further information refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

    The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries.
    Inter-company balances and transactions have been eliminated in consolidation.

2. Common Stock and Earnings Per Share. Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share are determined based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

                                                                   Three Months Ended
                                                                March 31,       March 31,
                                                                  2004            2003
                                                               ----------     ----------
Income (Loss) Available to Common Shareholder:
Net Income (Loss)                                              $ (131,039)    $1,732,699
                                                                =========      =========
Weighted Average Shares Outstanding                             5,629,347      5,615,579

Common Shares Applicable to Stock
 Options Using the Treasury Stock Method                                -         12,718
                                                                ---------      ---------
Total Shares Applicable to Diluted Earnings Per Share           5,629,347      5,628,297
                                                                =========      =========
Basic and Diluted Income (Loss) Per Share:
   Net Income (Loss)                                               ($0.02)         $0.31
                                                                =========      =========

3. Notes Payable.  Notes payable consist of the following:

                                              March 31, 2004
                                      ------------------------------
                                                          Due Within
                                      Total               One Year
                                      ------------------------------
    $10,000,000 Line of Credit       $   247,000           $ 247,000
     Mortgage Notes Payable            8,871,287             207,451
                                      ----------           ---------
                                     $ 9,118,287           $ 454,451
                                      ==========           =========

   Payments applicable to reduction of principal amounts will be required as follows:


     Year Ending March 31,
     ---------------------

     2005                       $   454,451
     2006                         1,423,439
     2007                           240,646
     2008                           258,705
     2009                           294,100
     2010 & thereafter            6,446,946
                                 ----------
                                $ 9,118,287
                                 ==========
In the first three months of 2004 and 2003, interest totaled $173,229 and $177,131 respectively.

4. Stock Options.

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 provides alternative methods of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. As permitted under SFAS 123 and SFAS 148, the Company will continue to follow the accounting guidelines pursuant to Accounting Principles Board Option No. 25,"Accounting for Stock Issued to Employees" (APB 25), for stock-based compensation and to furnish the pro forma disclosures as required under SFAS 148. The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB 25, and related interpretations, requiring that compensation expense be recorded equal to the intrinsic value of the award at the measurement date.

Had compensation expense for these options been determined in accordance with SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been as follows:

                                                     Three Months Ended
                                               March 31,           March 31,
                                                 2004                2003
                                              ------------------------------
    Net Income (Loss):
     As reported                              $  (131,039)        $1,732,699
     Deduct:
     Stock-Based Compensation
      Under Fair Value Based Method
      (Net of Tax)                                (91,822)           (41,091)
      Add Back:
      Stock Based Compensation
      Under Intrinsic Value Method                 82,117             31,816
      (Net of Tax)
                                                ----------         ---------
    Pro Forma Income (Loss)                   $  (140,744)        $1,723,424
                                                ==========         =========

    Basic and Diluted Income (Loss) Per Share
     As Reported                                   $(0.02)             $0.31
     Pro Forma Income (Loss)                       $(0.02)             $0.31

5. Pension Plan. The Company maintains a defined benefit pension plan. The pension benefits are based primarily on years of service and average compensation. The benefit formula provides for a life annuity benefit.

   Following are the components of the Net Period Benefit Cost:

                                 Three Months Ended
                               March 31,        March 31,
                                 2004             2003
                               --------         --------

Service Cost                   $  56,988        $  48,045
Interest Cost                     77,416           75,164
Expected Return on Plan Assets  (111,056)        (223,538)
Net Amortization                   3,433          127,580
                                --------        ---------
 Net Periodic Benefit Cost     $  26,781        $  27,251
                               =========        =========


   As previously disclosed in the Company's financial statements for the year ended December 31, 2003 the Company expects the plan to be fully funded for 2004. As a result, no contribution is anticipated for this period.

6. Business Segment Data. Other than the acquisition of income properties at a cost approximating $13,400,000 and the revenues and income as herein presented on the Consolidated Condensed Statements of Income the business segment data has not materially changed from that presented in the financial statements dated December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS.
        --------------------------

The Management's Discussion and Analysis of Financial Condition and Results of Operations is designed to be read in conjunction with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the last annual report.

                             "Safe Harbor"
           STATEMENT UNDER THE SECURITIES REFORM ACT OF 1995

Certain statements contained in this report (other than the financial statements and statements of historical fact) are forward-looking statements. The words "believe," "estimate," expect," "intend," "anticipate," "will," "could, "may," should," "plan," "potential," "predict," "forecast," "project," and similar expressions and variations thereof identify certain of such forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company.
There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

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

OPERATIONS OVERVIEW

Consolidated-Tomoka Land Co. (the "Company")is primarily engaged in real estate land sales and development, investment in income property and golf operations. The Company has substantial land holdings in the Daytona Beach, Florida area, including its golf operations. The Company has property available for the entire spectrum of real estate uses. Along with land sales, selective parcels are developed primarily for commercial uses. Over the last two years, sales and development activity on and around Company owned land has been strong.

During the first quarter of 2004, the development of Cornerstone Office Park was completed with the first office building opened in January. Development of the Gateway Commerce Center, a 250-acre industrial, warehouse and distribution park, located east of Interstate 95 in Daytona Beach, has commenced with the first phase forecasted for completion prior to year end. The first sale within
the development closed in February 2004.   Development, by a third
party, of the second phase of Daytona Beach Auto Mall also commenced in the first quarter of 2004. These development and sales activities, along with additional activities such as a development of a residential community, construction of a surgical and imaging center, and the relocation of the Halifax Medical Center in future years, on Company owned or surrounding lands, tend to spur additional buyer interest and sales opportunities.

A strong backlog of contracts is in place for closing in 2004 and future years. Management's priority is to convert this backlog into closings. As closings occur, the Company intends to reinvest proceeds into income properties. At March 31, 2004, the Company had an inventory of fourteen income properties with an approximate value of $52 million, including the value of in place leases. Twelve of these properties are located throughout central and north Florida with two properties located in the Atlanta, Georgia market. Two additional properties valued at $8.4 million are under contract to close in the second quarter of 2004. As the inventory of these income properties grows, management will look to diversify through other real estate investments as opportunities arise.

RISKS AND COMPETITION

The real estate business is subject to a number of economic factors including the impact of rising and falling interest rates, which affect the ability of purchasers to obtain financing and population growth, which impacts supply and demand for new homes, as well as goods and services; and hence land to meet those needs. Also impacting the ability to sell land are the availability of roads and utilities, environmental impacts, density limitations, urban growth boundaries, and other factors associated with national, regional, or local economic and political conditions. All of these factors have an impact on the Company's three lines of business and their success. Most directly impacted is the real estate sales and development business currently centered in the Daytona Beach market. Pricing levels and changes by the Company and its immediate competitors can affect sales, although the Company generally enjoys a competitive edge due to low costs associated with long time land ownership and a significant ownership position in the immediate market.

RESULTS OF OPERATIONS

Summary of Operating Results

For the quarter ended March 31, 2004, the Company posted a loss of $131,039, equivalent to $.02 per share. This loss compares to the profit of $1,732,699, equivalent to $.31 per share, reported in the prior year's same period. The downturn in profitability was primarily the result of lower land sales volume and higher general and administrative expenses, substantially due to higher costs associated with stock option and compensation expense. Real estate sales in 2003's first period included the sale of 365 acres of land for a residential development. On the positive side, improved results from income properties, with the addition of new properties throughout 2003, and improved golf operating results were experienced in first quarter 2004.

The Company also uses Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDDT") as a performance measure. The Company's strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes. This measure tracks results in this area.

Following is the calculation of EBDDT:

                                                            Quarter Ended
                                                  -----------------------------------
                                                    March 31,               March 31,
                                                      2004                    2003
                                                  -----------------------------------
Net Income (Loss)                                $  (131,039)              $1,732,699
   Add Back:
    Depreciation and Amortization                    285,459                  292,352
    Deferred Taxes                                  (420,290)                 960,262
                                                   ----------              ----------
Earnings (Loss)Before Depreciation, Amortization
 and Deferred Taxes                              $  (265,870)              $2,985,313
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

EBDDT is calculated by adding depreciation, amortization and deferred income taxes to net income(loss) as they represent non-cash charges.

EBDDT was down for first quarter in 2004 when compared to 2003's same period not only due to the reduced earnings but also due to the reduction of the add back from deferred income taxes. The add back for deferred income taxes was not as great, as gains on land sales deferred through the like-kind exchange process were reduced in 2004. In addition, the collection of a note receivable, which originally had been treated as an installment sale for tax purposes, triggered the reversal of a deferred tax item.

RESULTS OF OPERATIONS
The Three Months Ended March 31, 2004
 Compared to
The Three Months Ended March 31, 2003

Real Estate Operations
----------------------
Real Estate Sales
-----------------
For the quarter ended March 31, 2004, real estate operating income totaled $317,846. This income was primarily generated on the sale of 8 acres of land during the period which produced revenues totaling $1,037,003. During 2003's first quarter, the sale of 374 acres of land produced income of $2,655,608 on revenues totaling $3,318,469. The land sales in 2003's first period included the sale of 365 acres of the Company's western Daytona Beach land holdings to a single buyer to be used for residential development.

Income Properties
-----------------
Income properties revenues grew 26% in the first quarter of 2004 when compared to the prior year. This revenue growth, to $900,014, along with a corresponding 24% growth in profits to $727,534, was primarily due to the addition of five new properties throughout the year in 2003. Income properties costs and expenses increased 32% during the period on higher depreciation associated with the new properties. Revenues and income for 2003's first quarter totaled $715,737 and $585,267, respectively. The Company acquired three properties at the end of the first quarter 2004, which had no material effect on operating results due to the timing of the acquisitions.

Golf Operations
-----------------
Results from golf operations improved 77% compared to the prior year's same period results, with a loss of $20,173 posted in 2004's first three month period. Improvements were made in both golf activities and food and beverage activities which combined for a 9% growth in revenues to $1,391,802. A 5% increase in rounds played during the quarter coupled with a 4% rise in the average greens fee per round along with improved merchandise sales produced an 11% increase in revenues from golf activities. Revenues from golf operations in 2003's first quarter totaled $1,272,718 and produced a loss of $89,070. Golf operations costs and expenses rose 4% for the period on the increased activity.

General Corporate and Other
---------------------------
The release of subsurface rights on 462 acres of land generated profits of $36,237 during 2004's first three months. For the first quarter of 2003, releases on 2,950 acres of property produced profits of $359,112.

Interest and other income totaling $210,999 represents an 18% downturn when compared to prior year's first quarter interest and other income of $257,007. This downturn resulted from lower interest earned on mortgage notes receivable, on lower outstanding balances, and lower income earned on the sale of fill dirt. Somewhat offsetting these declines was higher interest earned on funds held for investment in income properties.

Compensation expenses associated with stock options and stock appreciation rights were the principal cause of the 52% increase in general and administrative expenses during the period. Also contributing to the rise in expenses were costs related to corporate governance including the documentation of internal controls.

Liquidity and Capital Resources
-------------------------------
At March 31, 2004, the Company's balance sheet reflected cash of $6,841,414, of which $6,580,093 was being held for investment in income properties. This cash represented a decrease of $13,543,894 from the balance held at December 31, 2004. The primary use of these funds was the purchase of three income properties at a cost approximating $13,400,000 during the quarter. A portion of the purchase price was allocated to the value of leases in place on these properties and is reflected as intangible assets on the balance sheet.

Other sources and uses of cash during the quarter included the collection of notes receivable totaling $2,532,299 and a net
$1,011,684 pay down of notes payable. Dividends of $337,445, equivalent to $.06 per share were paid during the period. Investment securities rose $1,506,461 as a significant portion of the funds collected on the notes receivable were invested in short-term securities.

Capital requirements for the remainder of 2004 approximate $10,800,000, including $8,400,000 for the purchase of two additional income properties, one of which was closed in April. The remainder of these capital expenditures is planned for development activities including the continued construction of roads on Company owned lands. Capital to fund these planned expenditures will be provided from cash and investment securities on hand, as they mature, operating activities and existing financing sources currently in place. In addition to these sources the Company has the ability to borrow against its income properties, as they are currently free of debt. As additional funds become available through qualified sales, the Company expects to invest in additional income properties.


Critical Accounting Policies
----------------------------
The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate." The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS No. 66, or the Company retains some form of continuing involvement with the property. No income was deferred for the first quarter of 2004 or 2003 as sales met the established criteria.

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

The Company refinanced its debt during 2002, and at that time the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." The accounting requires the derivative to be recognized on the balance sheet its fair value and the changes in fair value to accounted for as other comprehensive income or loss. At March 31, 2004, a liability of $1,204,354 had been established on the Company's balance sheet. Other comprehensive loss of $739,776 ($1,204,354 net of income taxes of $464,578) has also been recorded to date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------  ----------------------------------------------------------

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

The Company manages its debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. The Company is primarily exposed to interest rate risk on a $7,671,287 long-term mortgage note. The borrowing bears a variable rate of interest based on market rates. Management's objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective the Company entered into an interest rate swap agreement during the second quarter of 2002.



ITEM 4.  CONTROLS AND PROCEDURES.
---------------------------------
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f)) during the first fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 1.    Legal Proceedings.

           There are no material pending legal proceedings to which the Company or its subsidiaries is a party.

Item 2 through 3.

           Not Applicable

Item 4.    Submission of matters to a vote of security holders.

           The annual meeting of the Company's Shareholders was held on April 28, 2004. The following votes were received for each of the three nominees for Class I directors, each of which was elected to a three-year term:

                                 Number of        Number of Votes
           Nominee               votes for        Withheld
           -----------------     ---------        ---------------
           John C. Adams, Jr.    4,852,696        21,949
           Bob D. Allen          4,836,982        37,663
           David D. Petersen     4,832,547        42,098

           The following votes were received for the nominee for the Class III Director whose term will run until the 2006 Annual Meeting:
                                 Number of        Number of Votes
           Nominee               votes for        Withheld
           -----------------     ---------        ---------------
           Gerald L. DeGood      4,840,315        34,330

Item 5.    Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

            (a)    Exhibits:

                   Exhibit 11 - Incorporated by Reference on Page 8
                                of this 10-Q report.

                   Exhibit 31.1 - Certification furnished pursuant to
                                  Section 302 of the Sarbanes-Oxley
                                  Act of 2002

                   Exhibit 31.2 - Certification furnished pursuant to
                                  Section 302 of Sarbanes-Oxley Act of
                                  2002.

                   Exhibit 32.1 - Certification pursuant to 18 U.S.C.
                                  Section 1350, as Adopted pursuant to
                                  Section 906 of the Sarbanes-Oxley
                                  Act of 2002.

                   Exhibit 32.2 - Certification pursuant to 18 U.S.C.
                                  Section 1350, as Adopted pursuant to
                                  Section 906 of the Sarbanes-Oxley
                                  Act of 2002.

            (b)    Reports on Form 8-K

                   On April 20, 2004, a Form 8-K was furnished reporting under Item 12 "Results of Operations and Financial Condition," the Company's earning release for the quarter ended March 31, 2004.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.





                                         CONSOLIDATED-TOMOKA LAND CO.
                                                 (Registrant)



Date:  May 7, 2004                       By:/s/ William H. McMunn
                                         ----------------------------
                                         William H. McMunn, President
                                         and Chief Executive Officer




Date:  May 7, 2004                       By:/s/ Bruce W. Teeters
                                         ----------------------------
                                         Bruce W. Teeters, Senior
                                         Vice President - Finance
                                         and Treasurer