Form 10-Q
period 2004-06-30
CONSOLIDATED TOMOKA LAND CO
filed 2004-08-06
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

        X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       ___     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2004

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

                        Yes   X                No
                            -----                 -----
Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Exchange Act).

                        Yes   X               No
                            ------               ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Class of Common Stock                            Outstanding
                                                  Aug 1, 2004


   $1.00 par value                                 5,636,936

                     CONSOLIDATED-TOMOKA LAND CO.


                                 INDEX



                                                           Page No.
                                                           --------


PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements
       Consolidated Condensed Balance Sheets -
            June 30, 2004 and December 31, 2003                3

       Consolidated Condensed Statements of Income -
            Three Months and Six Months Ended
            June 30, 2004 and 2003                             4

       Consolidated Statement of Shareholders' Equity -
            Six Months Ended June 30, 2004                     5

       Consolidated Condensed Statements of Cash Flows -
            Six Months Ended June 30, 2004 and 2003            6

       Notes to Consolidated Condensed Financial Statements    7-10

   Item 2.  Management's Discussion & Analysis of
            Financial Condition and Results of Operations     11-17

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                       17

   Item 4.  Controls and Procedures                           17

PART II -- OTHER INFORMATION                                  18

SIGNATURES                                                    19

                 CONSOLIDATED BALANCE SHEETS

                                                      (Unaudited)
                                                       June 30,     December 31,
                                                         2004          2003
                                                      --------------------------
ASSETS
Cash                                                  $  975,880    $ 1,026,210
Restricted Cash                                               --     19,359,098
Investment Securities                                  3,599,191      3,891,697
Notes Receivable                                       6,617,918      9,150,217
Real Estate Held for Development and Sale             12,524,418     11,659,581
Intangible Assets                                      2,805,045      1,270,307
Other Assets                                           2,299,066      2,665,653
                                                      ----------     ----------
                                                      28,821,518     49,022,763
                                                      ----------     ----------
Property, Plant and Equipment:
 Land, Timber and Subsurface Interests                 1,991,378      1,984,529
 Golf Buildings, Improvements and Equipment           11,318,409     11,277,853
 Income Properties Land, Buildings and Improvements   58,708,711     38,442,481
 Other Furnishings and Equipment                         904,660        954,575
                                                      ----------     ----------
  Total Property, Plant and Equipment                 72,923,158     52,659,438
Less Accumulated Depreciation and Amortization        (4,143,063)    (3,776,223)
                                                      ----------     ----------
 Net - Property, Plant and Equipment                  68,780,095     48,883,215
                                                      ----------     ----------
 TOTAL ASSETS                                        $97,601,613    $97,905,978
                                                      ==========     ==========
LIABILITIES
Accounts Payable                                     $   322,306    $   105,922
Accrued Liabilities                                    3,768,654      3,510,824
Income Taxes Payable                                     149,434         25,868
Deferred Income Taxes                                 17,551,831     17,344,499
Deferred Profit                                        1,131,135      1,131,135
Notes Payable                                          8,820,792     10,129,951
                                                      ----------     ----------
     TOTAL LIABILITIES                                31,744,152     32,248,199
                                                      ----------     ----------
SHAREHOLDERS' EQUITY
Common Stock                                           5,635,894      5,623,442
Additional Paid in Capital                             1,842,425      1,514,339
Retained Earnings                                     58,814,087     59,129,692
Accumulated Other Comprehensive Loss                    (434,945)      (609,694)
                                                      ----------     ----------
     TOTAL SHAREHOLDERS' EQUITY                       65,857,461     65,657,779
                                                      ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $97,601,613    $97,905,978
                                                      ==========     ==========

                     CONSOLIDATED-TOMOKA LAND CO.
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                       (Unaudited)                   (Unaudited)
                                    Three Months Ended             Six Months Ended
                                ---------------------------     -----------------------
                                June 30,        June 30,        June 30,       June 30,
                                  2004            2003            2004           2003
                                ---------------------------     -----------------------
                                          $           $              $            $
INCOME:

  Real Estate Operations:
   Real Estate Sales
    Sales and Other Income            1,951,488    720,303       2,988,491     4,038,772
    Costs and Expenses                 (813,394)  (574,176)     (1,532,551)   (1,237,037)
                                      ---------  ---------      ----------    ----------
                                      1,138,094    146,127       1,455,940     2,801,735
                                      ---------  ---------      ----------    ----------
   Income Properties
    Leasing Revenues and Other Income 1,210,446    826,385       2,110,460     1,542,122
    Costs and Other Expenses           (213,241)  (147,161)       (385,721)     (277,631)
                                      ---------  ---------      ----------    ----------
                                        997,205    679,224       1,724,739     1,264,491
                                      ---------  ---------      ----------    ----------
   Golf Operations
    Sales and Other Income            1,232,714  1,173,970       2,624,516     2,446,688
    Costs and Other Expenses         (1,491,551)(1,471,569)     (2,903,526)   (2,833,357)
                                      ---------  ---------      ----------    ----------
                                       (258,837)  (297,599)       (279,010)     (386,669)
                                      ---------  ---------      ----------    ----------
    Total Real Estate Operations      1,876,462    527,752       2,901,669     3,679,557

  Profit on Sales of Other
        Real Estate Interests            17,225    164,039          53,552       523,151
                                      ---------  ---------      ----------    ----------
  Interest and Other Income             162,328    228,583         373,327       485,590
                                      ---------  ---------      ----------    ----------
  Operating Income                    2,056,015    920,374       3,328,548     4,688,298

General and Administrative Expenses  (1,262,187)(1,291,073)     (2,747,399)   (2,268,607)
                                      ---------  ---------      ----------    ----------

Income (Loss) Before Income Taxes       793,828   (370,699)        581,149     2,419,691
Income Taxes                           (302,795)   138,643        (221,155)     (919,048)
                                      ---------  ---------      ----------    ----------
Net Income (Loss)                       491,033   (232,056)        359,994     1,500,643
                                      =========  =========      ==========    ==========
PER SHARE INFORMATION:
 Basic and Diluted
   Net Income (Loss)                      $0.08     ($0.04)          $0.06         $0.27
                                      =========  =========      ==========    ==========
   Dividends                              $0.06      $0.05           $0.12         $0.10
                                      =========  =========      ==========    ==========

                        CONSOLIDATED-TOMOKA LAND CO.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (Unaudited)

                                                   Accumulated
                             Additional               Other        Total
                    Common     Paid-In  Retained  Comprehensive Shareholders' Comprehensive
                    Stock      Capital  Earnings      Loss         Equity       Income
                    ---------  -------- ----------  ----------  ----------  -----------

Balance,
December 31, 2003  $5,623,442 $1,514,339 $59,129,692 ($609,694)  $65,657,779

Net Income                                   359,994                 359,994    359,994

Other Comprehensive Income:
 Cash Flow Hedging
  Derivative, Net of Tax                               174,749       174,749    174,749
                                                                               ---------
Comprehensive Income                                                           $534,743
                                                                               =========
Stock Options          12,452    328,086                             340,538

Cash Dividends
 ($.12 per share)                           (675,599)               (675,599)


                    ---------  ---------  ---------- ----------  -----------
Balance,
 June 30, 2004     $5,635,894 $1,842,425 $58,814,087 ($434,945)  $65,857,461
                    =========  =========  ========== ==========  ===========


                    CONSOLIDATED-TOMOKA LAND CO.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                     (Unaudited)
                                                                  Six Months Ended
                                                              --------------------------
                                                                June 30,        June 30,
                                                                 2004            2003
                                                              ----------     -----------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income                                              $    359,994      $ 1,500,643

   Adjustments to Reconcile Net Income to Net Cash
    Provided By Operating Activities:
     Depreciation and Amortization                              615,947          550,178
     Loss on Sale of Property, Plant and Equipment                6,045               --
     Non Cash Compensation                                      328,086          354,583

   Decrease (Increase) in Assets:
    Notes Receivable                                          2,532,299          824,050
    Real Estate Held for Development                           (864,837)      (2,268,327)
    Refundable Income Taxes                                           -          143,939
    Other Assets                                                366,587          500,235

   Increase (Decrease) in Liabilities:
    Accounts Payable                                            216,384         (109,923)
    Accrued Liabilities                                         432,579          611,465
    Income Taxes Payable                                        123,566               --
    Deferred Income Taxes                                       207,332          692,351
                                                              ---------        ---------
    Net Cash Provided By Operating Activities                 4,323,982        2,799,194
                                                              ---------        ---------
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant, and Equipment              (20,464,529)     (12,988,703)
 Intangible Assets                                           (1,589,081)              --
 Decrease in Restricted Cash for Acquisitions
   Through the Like-Kind Exchange Process                    19,359,098        9,596,366
 Net Proceeds from Calls or Maturities of
  Investment Securities                                         292,506          361,907
                                                             ----------       ----------
  Net Cash Used In Investing Activities                      (2,402,006)      (3,030,430)
                                                             ----------       ----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable                                  1,349,000        2,535,000
 Payments on Notes Payable                                   (2,658,159)      (2,640,101)
 Cash Proceeds from Exercise of Stock Options                    12,452            3,324
 Dividends Paid                                                (675,599)        (561,558)
                                                              ----------      ----------
  Net Cash Used in Financing Activities                      (1,972,306)        (663,335)
                                                              ----------      ----------
Net Decrease In Cash                                            (50,330)        (894,571)
Cash, Beginning of Year                                       1,026,210        1,019,976
                                                              ----------      ----------
Cash, End of Period                                        $    975,880     $    125,405
                                                              ==========      ==========

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Principles of Interim Statements. The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
    Certain information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations.
   The consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated condensed format is designed to be read in conjunction with the last annual report. For further information refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

2.  Common Stock and Earnings Per Common Share (Continued)

                                          Three Months Ended            Six Months Ended
                                         June 30,        June 30,     June 30,    June 30,
                                           2004            2003         2004        2003
                                        ----------     ----------   ----------   ---------
Income Available to Common
 Shareholders:
Net Income (Loss)                       $ 491,033    $  (232,056)   $  359,994  $1,500,643
                                        =========      =========    ==========  ==========
Weighted Average Shares Outstanding     5,635,569      5,615,545     5,632,458   5,616,065

Common Shares Applicable to Stock
 Options Using the Treasury Stock Method   59,671                       55,566      22,730
                                         ---------     ---------    ----------  ----------
Total Shares Applicable to Diluted
 Earnings Per Share                     5,695,240      5,615,545     5,688,024   5,638,795
                                        =========      =========    ==========  ==========
Basic and Diluted Earnings Per Share:
   Net Income (Loss)                        $0.08         ($0.04)        $0.06       $0.27
                                        =========      =========    ==========  ==========

3. Notes Payable.  Notes payable consist of the following:

                                             June 30, 2004
                                      ------------------------------
                                                        Due Within
                                      Total               One Year
                                      ------------------------------
    $10,000,000 Line of Credit       $        --           $      --
     Mortgage Notes Payable            8,820,792             211,290
                                      ----------           ---------
                                     $ 8,820,792           $ 211,290
                                      ==========           =========

   Payments applicable to reduction of principal amounts will be required as follows:


     Year Ending June 30
     ------------------------

     2005                       $   211,290
     2006                         1,427,569
     2007                           245,091
     2008                           263,488
     2009                           299,247
     2010 & thereafter            6,374,107
                                 ----------
                                $ 8,820,792
                                 ==========
In the first six months of 2004 and 2003, interest totaled $346,062 and $354,435 respectively.

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

Had compensation expense for these options been determined in accordance with SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been as follows:

                                        Three Months Ended             Six Months Ended
                                     June 30,        June 30,       June 30,      June 30,
                                       2004            2003           2004          2004
                                ------------------------------    ------------------------
    Net Income (Loss):
     As reported                    $  491,033       $(232,056)    $ 359,994    $1,500,643
      Deduct:
      Stock-Based Compensation
      Under Fair Value Based Method
      (Net of Tax)                     (50,269)        (26,848)     (142,091)      (67,939)
      Add Back:
      Stock Based Compensation
      Under Intrinsic Value Method     113,851         184,407       195,968       216,223
      (Net of Tax)
                                    ----------        ---------     ---------   ----------
    Pro Forma Income (Loss)         $  554,615        $(74,497)     $ 413,871   $1,648,927
                                    ==========        =========     =========   ==========

    Basic and Diluted Income (Loss) Per Share
     As Reported                         $0.08          ($0.04)         $0.06        $0.27
     Pro Forma                           $0.10          ($0.01)         $0.07        $0.29

5. Pension Plan. The Company maintains a defined benefit pension plan. The pension benefits are based primarily on years of service and average compensation. The benefit formula provides for a life annuity benefit.

   Following are the components of the Net Period Benefit Cost:

                       Three Months Ended         Six Months Ended
                      -----------------------    -------------------
                      June 30,       June 30,    June 30,    June 30,
                        2004           2003        2004       2003
                      --------       --------    -------     -------

Service Cost         $  56,988      $  48,045    $ 113,976   $ 96,090
Interest Cost           77,416         75,164      154,832    150,328
Expected Return on
 Plan Assets          (111,056)      (223,538)    (222,112)  (447,076)
Net Amortization         3,433        127,580        6,866    255,160
                      --------      ---------    ---------   --------
 Net Periodic
   Benefit Cost      $  26,781      $  27,251    $  53,562   $ 54,502
                     =========      =========    =========   ========


   As previously disclosed in the Company's financial statements for the year ended December 31, 2003,the Company expects the plan to be fully funded for 2004. As a result, no contribution is anticipated for this period.

6. Business Segment Data. Other than the acquisition of income properties at a cost approximating $21,800,000, of which $19.3 million of restricted cash (included in General Corporate and Other Assets at December 31, 2003) was utilized, and the revenues and income as herein presented on the Consolidated Condensed
   Statements of Income the business segment data has not materially changed from that presented in the financial statements dated December 31, 2003.


   Depreciation & Amortization totaled $615,947 for the six months ended June 30, 2004. Depreciation & Amortization from income properties and golf operations amounted to $364,436 & 206,551, respectively.

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

                             "Safe Harbor"
           STATEMENT UNDER THE SECURITIES REFORM ACT OF 1995

Certain statements contained in this report (other than the financial statements and statements of historical fact) are forward-looking statements. The words "believe," "estimate," expect," "intend," "anticipate," "will," "could, "may," "should," "plan," "potential," predict," "forecast," "project," and similar expressions and variations thereof identify certain of such forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company.
There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

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

OPERATIONS OVERVIEW

Consolidated-Tomoka Land Co. (the "Company") is primarily engaged in real estate land sales and development, investment in income property and golf operations. The Company has substantial land holdings in the Daytona Beach, Florida area, including its golf operations. The Company has property available for the entire spectrum of real estate uses. Along with land sales, selective parcels are developed, primarily for commercial uses. Over the last two years, sales and development activity on and around Company owned land has been strong.

During the first six months of 2004, the development of Cornerstone Office Park was completed, with the first office building opened in January. Development of the Gateway Commerce Center, a 250-acre industrial, warehouse and distribution park located on the east side of Interstate 95 in Daytona Beach, has commenced with the completion of the first phase forecast prior to year end. The first sale within the development closed in February 2004. Development, by a third party, of the second phase of Daytona Beach Auto Mall also commenced in the first quarter of 2004. These development and sales activities, along with additional activities such as development of a residential community, and surgical and imaging center along with the relocation of the Halifax Medical center in future years, on formerly Company-owned lands, tend to spur additional buyer interest and sales opportunities.

A strong backlog of contracts is in place for closing in 2004 and future years. Management's priority is to convert this backlog into closings. As closings occur, the Company intends to reinvest proceeds into income properties. At June 30, 2004, the Company had an inventory of sixteen income properties with an approximate value of $61 million. Fourteen of these properties are located throughout Florida with two properties located in the Atlanta, Georgia market. Acquisitions of five of these properties, valued at $21.8 million, closed in the first half of 2004. As the inventory of these income properties grows management will look to diversify through other real estate investments as opportunities arise.

RISKS AND COMPETITION

The real estate business is subject to a number of economic factors including the impact of rising and falling interest rates, which affect the ability of purchasers to obtain financing, and population growth, which impacts supply and demand for new homes, as well as goods and services; and hence land to meet those needs. Also impacting the ability to sell land are the availability of roads and utilities, environmental impacts, density limitations, urban growth boundaries, and other factors associated with national, regional or local economic and political conditions. All of these factors have an impact on the Company's three lines of business and their success. Most directly impacted is the real estate sales and development business currently centered in the Daytona Beach market. Pricing levels and changes by the Company and its immediate competitors can affect sales, although the Company generally enjoys a competitive edge due to low costs associated with long time land ownership and a significant ownership position in the immediate market.


RESULTS OF OPERATIONS

The Three- and Six-Months Ended June 30, 2004
   Compared to
The Three- and Six-Months Ended June 30, 2003

Summary of Operating Results

For the quarter ended June 30, 2004, the Company posted a profit of $491,033, equivalent to $.08 per share. This profit compares to the loss of $232,056, equivalent to $.04 per share, reported in the prior year's same period. The upturn in profitability was primarily the result of higher land sales volume and increased profits from income properties due to the addition of five new properties during the first six months of 2004.

Lower land sales volume, offset by increased profitability from income properties, resulted in a 76% downturn in profits for the first half of 2004. For the first six months of 2004, profits of $359,994, equivalent to $.06 per share, were realized, compared to profits of $1,500,643, equivalent to $.27 per share, recognized in 2003's same period. Real estate sales in 2003's first half included the sale of 365 acres of land for a residential development.

The Company also uses Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDDT") as a performance measure. The Company's strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes. This measure tracks results in this area.

Following is the calculation of EBDDT:


                                                            Quarter Ended
                                                  -----------------------------------
                                                    June 30,                June 30,
                                                      2004                    2003
                                                  -----------------------------------
Net Income (Loss)                                $   491,033              $  (232,056)
   Add Back:
    Depreciation and Amortization                    330,488                  257,822
    Deferred Taxes                                   627,622                 (267,911)
                                                   ----------              ----------
Earnings (Loss)Before Depreciation, Amortization
 and Deferred Taxes                              $ 1,449,143              $  (242,145)
                                                   ==========              ==========

                                                            Six Months Ended
                                                   ----------------------------------
                                                    June 30,                June 30,
                                                      2004                    2003
                                                   ----------------------------------
Net Income                                       $   359,994              $ 1,500,643
   Add Back:
   Depreciation and Amortization                     615,947                  550,178
   Deferred Taxes                                    207,332                  692,351
                                                   -----------              ---------
Earnings Before Depreciation, Amortization
 and Deferred Taxes                              $ 1,183,273              $ 2,743,172
                                                   ===========              =========

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

EBDDT is calculated by adding depreciation, amortization and deferred income taxes to net income(loss) as they represent non-cash charges. EBDDT rose during the second quarter of 2004 when compared to 2003's same period not only due to improved earnings but also due to the increased add back of depreciation, with the addition of properties during the year and higher deferred income taxes with the deferral of gains, and related income taxes via like-kind exchange transactions.

Year-to-date through June 30, 2004, EBDDT compared to 2003's same period was reduced on lower earnings along with the reduced add back of deferred income taxes. The add back for deferred income taxes was not as great, as gains on land sales deferred through the like-kind exchange process were at lower levels in 2004. In addition, the collection of a note receivable, which originally had been treated as an installment sale for tax purposes, triggered the reversal of a deferred tax item in 2004.

Real Estate Operations
----------------------
Real Estate Sales
-----------------
Profits from real estate sales for the second quarter of 2004 totaled $1,138,094 on revenues of $1,951,488. These profits and revenues were recognized on the sale of 11 acres of land during the period. During 2003's second quarter the sale of 6 acres of land produced profits of $146,127 on revenues totaling $720,303.

For the first six months of 2004, revenues and profits from real estate sales posted declines of 26% and 48%, respectively. The sale of 19 acres of property produced profits of $1,455,940 on revenues totaling $2,988,491 for 2004's six-month period. During 2003's same period, profits of $2,801,735 were recognized on revenues totaling $4,038,772 from the sale of 380 acres of land. Land sales during 2003 included he sale of 365 acres of the Company's western Daytona Beach land holdings to a single buyer to be used for residential development.


Income Properties
-----------------
Revenues from income properties grew 46% in the second quarter of 2004 when compared to 2003's same period. This revenue growth, to $1,210,446, along with the corresponding 47% growth in profits to $997,205, was due to the addition of five new properties during the first half of 2004. Income properties costs and expenses rose 45% during the period on the additional depreciation associated with the new properties. Revenues and profits generated in 2003's second quarter totaled $826,385 and $679,224, respectively.

For the first six months of 2004, income properties produced revenues of $2,110,460 and generated profits amounting to $1,724,739. The additional income properties again accounted for increases over the prior year's first half results, as revenues increased 37% and net profits grew 36% over 2003's first six month results. Profits of $1,264,491 were realized on revenues totaling $1,542,122 in 2003's first half.

Golf Operations
-----------------
Bottom line results from golf operations improved 13% in the second quarter of 2004 when compared to 2003's same period, with a loss of $258,837 posted. This improvement was realized on a 5% growth in revenues, to $1,232,714, while costs and expenses rose only 1%. The revenue growth was attributable to a 6% gain in revenues from golf activities coupled with a 3% increase in food and beverage revenues. The number of rounds played during the quarter rose 14%, but was somewhat offset by a 7% decline in average green fee per round. A loss of $297,599 was recorded in 2003's second period on revenues totaling $1,173,970.

Golf operations realized a $279,010 loss for the first six months of 2004. This loss represents a 28% reduction from the loss of $386,669 generated in 2003's first half. Revenues amounting to $2,624,516 were produced in the first half of 2004 and represent a 7% rise over 2003's same period revenues totaling $2,446,688. Both golf and food and beverage activities contributed to the revenue gain with golf increasing 9% and food and beverage rising 4%. Year-to-date through June the number of golf rounds played increased 9% over the prior year while the average green fee per round decreased 2%. Golf operations costs and expenses increased 2% over the prior year's first six months on the increased activity.


General Corporate and Other
---------------------------

Profits on the sale of other real estate interests totaled $17,225 and $53,552 for the second quarter and first six months of 2004, respectively. These profits were generated on the release of subsurface interests on 1,079 acres of which 617 were released in the second quarter. During 2003's first half, profits on the sale of other real estate interests amounted to $164,039 for the second quarter and $523,151 for the six months. The release of subsurface interests on 5,225 acres in the second period and 8,175 acres during the first half generated these profits in 2003.

Interest and other income decreased 29% for the second quarter and 23% for the six months to $162,328 and $373,327, respectively. These declines from $228,583 and $485,590 for the corresponding periods of 2003 were the result of lower interest earned on lower invested funds and lower interest earned on mortgage notes receivables due to reduced balances.

General and administrative expenses decreased 2% during the second quarter of 2004, primarily due to lower expenses associated with stock options, somewhat offset by higher compensation related expenses.

For the first six month of 2004, general and administrative expenses increased 21% as a rise in the price of the Company's stock, primarily during the first quarter of the year, caused a significant rise in expenses associated with stock options and stock appreciation rights. Also contributing to the increase in general and administrative expenses were costs related to corporate governance and compensation.

Liquidity and Capital Resources
-------------------------------
At June 30, 2004, the Company had cash and investment securities totaling $4,575,071. For the first six months of 2004, operating activities generated cash flow of $4,323,982, with investing activities using $2,402,006 and financing activities using an additional $1,972,306. Cash provided from operating activities included the collection of notes receivable totaling $2,532,299. The purchase of five income properties at a cost approximating $21.8 million was included in investing activities. Funds totaling $19,359,098 generated from 2003 closings shown as restricted cash on the December 31, 2003 balance sheet, along with funds generated from current year operations, were used to purchase these properties. A portion of the purchase price was allocated to the value of leases in place on these properties and is reflected as intangible assets on the balance sheet. The reduction of outstanding debt by $1,309,159 and the payment of dividends amounting to $675,599 equivalent to $.12 per share, were the primary uses of cash from financing activities.

Capital requirements for the remainder of 2004 approximate $1,000,000. These expenditures are centered on roads and development on Company lands east of Interstate 95 in Daytona Beach. The Company declared a $.07 per share dividend payable on August 31, 2004, a 17% increase over the previous quarterly dividend. Capital to fund these planned expenditures will be provided from cash and investment securities on hand, as they mature, operating activities and existing financing sources currently in place. The Company had no outstanding balance on its $10.0 million revolving line of credit at June 30, 2004. In addition to these sources, the Company has the ability to borrow against its income properties, as they are currently free of debt. As additional funds become available through qualified sales, the Company expects to invest in additional income properties.


Critical Accounting Policies
----------------------------
The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate."
The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS 66, or the Company retains some form of continuing involvement with the property. No income was deferred for the first six months of 2004 or 2003 as sales have met the established criteria.

In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has reviewed the recoverability of long-lived assets, including real estate held for development and sale and property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may or may not be recoverable. There has been no material impairment of long-lived assets reflected in the consolidated financial statements.

The Company refinanced its debt during 2002, and at that time the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss. At June 30, 2004, a liability of $708,089 had been established on the Company's balance sheet and included in accrued liabilities. Other comprehensive loss of $434,945 ($708,089 net of income taxes of $273,144) has also been recorded to date.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ---------------------------------------------------------

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates. The objective of the Company's asset management activities is to provide an adequate level of liquidity to fund operations and capital expansion, while minimizing market risk. The Company utilizes overnight sweep accounts and short-term investments to minimize the interest rate risk. The Company does not actively invest or trade in equity securities. The Company does not believe that its interest rate risk related to cash equivalents and short-term investment securities is material due to the nature of the investments.

The Company manages its debt, considering investment opportunities and risk, tax consequences and overall financial strategies. The Company is primarily exposed to interest rate risk on its $8,000,000 ($7,620,792 at June 30,2004) long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management's objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective the Company entered into an interest rate swap agreement during the second quarter of 2002, which effectively fixed the interest rate paid by the Company.


ITEM 4.  CONTROLS AND PROCEDURES.
---------------------------------
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f)) during the second fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                         PART II  - OTHER INFORMATION


Item 1.    Legal Proceedings.

           There are no material pending legal proceedings to which the Company or its subsidiaries is a party.

Item 2 through 5.

           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

            (a)    Exhibits:

                   Exhibit 11 - Incorporated by Reference on Page 8
                                of this 10-Q report.

                   Exhibit 31.1 - Certification furnished pursuant to
                                  Section 302 of the Sarbanes-Oxley
                                  Act of 2002.

                   Exhibit 31.2 - Certification furnished pursuant to
                                  Section 302 of Sarbanes-Oxley Act of
                                  2002.

                   Exhibit 32.1 - Certification pursuant to 18 U.S.C.
                                  Section 1350, as Adopted pursuant to
                                  Section 906 of the Sarbanes-Oxley
                                  Act of 2002.

                   Exhibit 32.2 - Certification pursuant to 18 U.S.C.
                                  Section 1350, as Adopted pursuant to
                                  Section 906 of the Sarbanes-Oxley
                                  Act of 2002.

            (b)    Reports on Form 8-K

                   On July 15, 2004, a Form 8-K was furnished reporting under Item 12, "Results of Operations and Financial Condition," the Company's earning release for the quarter and six months ended June 30, 2004.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.





                                         CONSOLIDATED-TOMOKA LAND CO.
                                                 (Registrant)



Date: August 6, 2004                      By:/s/ William H. McMunn
                                         ----------------------------
                                         William H. McMunn, President
                                         and Chief Executive Officer




Date: August 6, 2004                     By:/s/ Bruce W. Teeters
                                         ----------------------------
                                         Bruce W. Teeters, Senior
                                         Vice President - Finance
                                         and Treasurer