Form 10-Q
period 2004-09-30
CONSOLIDATED TOMOKA LAND CO
filed 2004-11-09
CIK 23795

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

        X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       ___     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2004

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


 Class of Common Stock                            Outstanding
                                                November 9, 2004


   $1.00 par value                                 5,636,936

                     CONSOLIDATED-TOMOKA LAND CO.


                                 INDEX



                                                           Page No.
                                                           --------


PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements
       Consolidated Condensed Balance Sheets -
           September 30, 2004 and December 31, 2003             3

       Consolidated Condensed Statements of Income -
            Three Months and Nine Months Ended
            September 30, 2004 and 2003                         4

       Consolidated Statement of Shareholders' Equity -
            Nine Months Ended September 30, 2004                5

       Consolidated Condensed Statements of Cash Flows -
            Nine Months Ended September 30, 2004 and 2003       6

       Notes to Consolidated Condensed Financial Statements    11

   Item 2.  Management's Discussion & Analysis of
            Financial Condition and Results of Operations     12-18

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                        18

   Item 4.  Controls and Procedures                            19

PART II -- OTHER INFORMATION                                   20

SIGNATURES                                                     21

                     CONSOLIDATED-TOMOKA LAND CO.
                      CONSOLIDATED BALANCE SHEET


                                                     (Unaudited)
                                                    September 30,   December 31,
                                                        2004            2003
                                                    ------------    -----------
ASSETS
Cash                                                 $   923,143    $ 1,026,210
Restricted Cash                                        1,590,973     19,359,098
Investment Securities                                  3,128,029      3,891,697
Notes Receivable                                       6,617,918      9,150,217
Real Estate Held for Development and Sale             13,037,190     11,659,581
Intangible Assets                                      2,765,904      1,270,307
Other Assets                                           2,365,659      2,665,653
                                                      ----------     ----------
                                                     $30,428,816    $49,022,763
                                                      ----------     ----------
Property, Plant and Equipment:
 Land, Timber and Subsurface Interests               $ 1,997,085    $ 1,984,529
 Golf Buildings, Improvements and Equipment           11,320,964     11,277,853
 Income Properties Land, Buildings and Improvements   58,708,711     38,442,481
 Other Furnishings and Equipment                         960,346        954,575
                                                      ----------     ----------
  Total Property, Plant and Equipment                 72,987,106     52,659,438
Less Accumulated Depreciation and Amortization        (4,450,490)    (3,776,223)
                                                      ----------     ----------
 Net - Property, Plant and Equipment                  68,536,616     48,883,215
                                                      ----------     ----------
 TOTAL ASSETS                                        $98,965,432    $97,905,978
                                                      ==========     ==========
LIABILITIES
Accounts Payable                                     $   176,125    $   105,922
Accrued Liabilities                                    4,378,941      3,510,824
Income Taxes Payable                                     469,127         25,868
Deferred Income Taxes                                 17,591,256     17,344,499
Deferred Profit                                        1,131,135      1,131,135
Notes Payable                                          9,255,460     10,129,951
                                                      ----------     ----------
     TOTAL LIABILITIES                                33,002,044     32,248,199
                                                      ----------     ----------
SHAREHOLDERS' EQUITY
Common Stock                                           5,636,936      5,623,442
Additional Paid in Capital                             1,751,612      1,514,339
Retained Earnings                                     59,152,036     59,129,692
Accumulated Other Comprehensive Loss                 (   577,196)    (  609,694)
                                                      ----------     ----------
     TOTAL SHAREHOLDERS' EQUITY                       65,963,388     65,657,779
                                                      ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $98,965,432    $97,905,978
                                                      ==========     ==========

                   CONSOLIDATED-TOMOKA LAND CO.
                 CONSOLIDATED STATEMENTS OF INCOME

                                       (Unaudited)                   (Unaudited)
                                    Three Months Ended             Nine Months Ended
                                ---------------------------     -----------------------
                                September 30,  September 30, September 30, September 30,
                                  2004            2003            2004           2003
                                ---------------------------     -----------------------
                                          $           $              $            $
INCOME:

  Real Estate Operations:
   Real Estate Sales
    Sales and Other Income            1,949,400    807,471       4,937,891     4,846,243
    Costs and Expenses                ( 676,455)  (443,087)     (2,209,006)   (1,680,124)
                                      ---------  ---------      ----------    ----------
                                      1,272,945    364,384       2,728,885     3,166,119
                                      ---------  ---------      ----------    ----------
   Income Properties
    Leasing Revenues and Other Income 1,330,986    877,368       3,441,446     2,419,490
    Costs and Other Expenses          ( 219,327)  (145,132)       (605,048)     (422,763)
                                      ---------  ---------      ----------    ----------
                                      1,111,659    732,236       2,836,398     1,996,727
                                      ---------  ---------      ----------    ----------
   Golf Operations
    Sales and Other Income              710,610    847,139       3,335,126     3,293,827
    Costs and Other Expenses         (1,303,469)(1,345,242)     (4,206,995)   (4,178,599)
                                      ---------  ---------      ----------    ----------
                                       (592,859)  (498,103)       (871,869)     (884,772)
                                      ---------  ---------      ----------    ----------
    Total Real Estate Operations      1,791,745    598,517       4,693,414     4,278,074

  Profit on Sales of Other
        Real Estate Interests            38,975     12,500          92,527       535,651
                                      ---------  ---------      ----------    ----------
  Interest and Other Income             164,760    209,393         538,087       694,983
                                      ---------  ---------      ----------    ----------
  Operating Income                    1,995,480    820,410       5,324,028     5,508,708

General and Administrative Expenses  (  814,493) ( 997,333)     (3,561,892)   (3,265,940)
                                      ---------  ---------      ----------    ----------

Income (Loss) Before Income Taxes     1,180,987   (176,923)      1,762,136     2,242,768
Income Taxes                           (448,452)    66,323        (669,607)     (852,725)
                                      ---------  ---------      ----------    ----------
Net Income (Loss)                       732,535   (110,600)      1,092,529     1,390,043
                                      =========  =========      ==========    ==========
PER SHARE INFORMATION:
 Basic and Diluted
   Net Income (Loss)                     $0.13     ($0.02)          $0.19         $0.25
                                      =========  =========      ==========    ==========
   Dividends                             $0.07      $0.06           $0.19         $0.16
                                      =========  =========      ==========    ==========

                        CONSOLIDATED-TOMOKA LAND CO.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME

                                                   Accumulated
                             Additional               Other        Total
                    Common     Paid-In  Retained  Comprehensive Shareholders' Comprehensive
                    Stock      Capital  Earnings      Loss         Equity       Income
                    ---------  -------- ----------  ----------  ----------  -----------

Balance,
December 31, 2003  $5,623,442 $1,514,339 $59,129,692 ($609,694)  $65,657,779

Net Income                                 1,092,529               1,092,529  $1,092,529

Other Comprehensive Income:
 Cash Flow Hedging
  Derivative, Net of Tax                                32,498        32,498      32,498
                                                                               ---------
Comprehensive Income                                                          $1,125,027
                                                                               =========
Stock Options          13,494    237,273                             250,767

Cash Dividends
 ($.19 per share)                         (1,070,185)             (1,070,185)


                    ---------  ---------  ---------- ----------  -----------
Balance,
 September 30, 2004 $5,636,936 $1,751,612 $59,152,036 ($577,196) $65,963,388
                    ========== ========== =========== ========== ===========


                   CONSOLIDATED-TOMOKA LAND CO.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                     (Unaudited)
                                                                  Nine Months Ended
                                                            -----------------------------
                                                            September 30,    September 30,
                                                                 2004            2003
                                                            ------------     ------------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income                                               $ 1,092,529     $  1,390,043

   Adjustments to Reconcile Net Income to Net Cash
    Provided By Operating Activities:
     Depreciation and Amortization                              964,412          802,215
     Deferred Income Taxes                                      246,757          933,422
     Loss on Sale of Property, Plant and Equipment               15,146               --
     Non Cash Compensation                                      237,273          498,919

   Decrease (Increase) in Assets:
    Notes Receivable                                          2,532,299          909,118
    Real Estate Held for Development                        ( 1,377,609)     ( 2,986,039)
    Refundable Income Taxes                                           -         ( 51,344)
    Other Assets                                                299,994          491,999

   Increase (Decrease) in Liabilities:
    Accounts Payable                                             70,203          205,355
    Accrued Liabilities                                         900,615          929,087
    Income Tax Payable                                          443,259               --
                                                             ----------        ---------
    Net Cash Provided By Operating Activities                 5,424,878        3,122,775
                                                             ----------        ---------
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant, and Equipment              (20,539,475)     (16,019,849)
 Intangible Assets                                          ( 1,589,081)              --
 Decrease in Restricted Cash for Acquisitions
   Through the Like-Kind Exchange Process, Net               17,768,125       11,389,527
 Proceeds from Calls or Maturities of Investment Securities     763,668          943,910
                                                             ----------       ----------
  Net Cash Used In Investing Activities                     ( 3,596,763)     ( 3,686,412)
                                                             ----------       ----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable                                  2,252,000        5,015,000
 Payments on Notes Payable                                  ( 3,126,491)     ( 4,404,105)
 Cash Proceeds from Exercise of Stock Options                    13,494            7,863
 Dividends Paid                                             ( 1,070,185)     (   898,746)
                                                              ----------      ----------
  Net Cash Used in Financing Activities                     ( 1,931,182)     (   279,988)
                                                              ----------      ----------
Net Decrease In Cash                                        (   103,067)     (   843,625)
Cash, Beginning of Year                                       1,026,210        1,019,976
                                                              ----------      ----------
Cash, End of Period                                        $    923,143     $    176,351
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


                                          Three Months Ended            Nine Months Ended
                                     -------------------------- --------------------------
                                       September 30, September 30, September 30, September 30,
                                           2004          2003         2004        2003
                                     ------------  ------------  ------------  ------------
Income Available to Common
 Shareholders:
Net Income (Loss)                       $ 732,535      $(110,600)   $1,092,529  $1,390,043
                                        =========      =========    ==========  ==========
Weighted Average Shares Outstanding     5,636,687      5,621,305     5,633,878   5,617,831

Common Shares Applicable to Stock
 Options Using the Treasury Stock Method   59,913             --        57,034     29,703
                                         ---------     ---------    ----------  ----------
Total Shares Applicable to Diluted
 Earnings Per Share                     5,696,600      5,621,305     5,690,912   5,647,534
                                        =========      =========    ==========  ==========
Basic and Diluted Earnings Per Share:
   Net Income (Loss)                        $0.13         $(0.02)        $0.19       $0.25
                                        =========      =========    ==========  ==========

3. Notes Payable.  Notes payable consist of the following:

                                            September 30, 2004
                                      ------------------------------
                                                        Due Within
                                      Total               One Year
                                      ------------------------------
    $10,000,000 Line of Credit       $  486,096            $ 486,096
     Mortgage Notes Payable           8,769,364              215,200
                                      ----------           ---------
                                     $9,255,460            $ 701,296
                                      ==========           =========

   Payments applicable to reduction of principal amounts will be required as follows:


     Year Ending September 30
     ------------------------

     2005                               $  701,296
     2006                                1,431,677
     2007                                  249,718
     2008                                  268,359
     2009                                  304,489
     2010 & thereafter                   6,299,921
                                         ---------
                                        $9,255,460
                                        ==========
In the first nine months of 2004 and 2003, interest expensed and paid totaled $519,528 and $532,235 respectively.

4. Stock Options.

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS"),
"Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 provides alternative methods of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. As permitted under SFAS 123 and SFAS 148, the Company will continue to follow the accounting guidelines pursuant to Accounting Principles Board Option No. 25,"Accounting for Stock Issued to Employees" (APB 25), for stock-based compensation and to furnish the pro forma disclosures as required under SFAS 148. The Company accounts for its stock-based compensation plans as a variable plan under the recognition and measurement principles of APB 25, and related interpretations, requiring that compensation expense be recorded equal to the intrinsic value of the award at the measurement date.

Had compensation expense for these options been determined in accordance with SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been as follows:

                                        Three Months Ended             Nine Months Ended
                              ------------------------------   ----------------------------
                                 September 30    September 30,    September 30, September  30,
                                   2004            2003             2004          2003
                               -------------   -------------    -------------  -------------
    Net Income (Loss):
     As reported                    $                $             $            $
      Deduct:                          732,535        (110,600)     1,092,529    1,390,043
      Stock-Based Compensation
      Under Fair Value Based Method
      (Net of Tax)                     (43,268)        (26,886)     (185,359)     (85,550)
      Add Back:
      Stock Based Compensation
      Under Intrinsic Value Method
      (Net of Tax)                     (56,042)         53,459       139,926       269,682
                                    ----------        ---------     ---------   ----------
    Pro Forma Income (Loss)         $  633,225        $( 84,027)   $1,047,096   $1,574,175
                                    ==========        =========     =========   ==========

    Basic and Diluted Income (Loss)
     Per Share As Reported               $0.13          ($0.02)         $0.19        $0.25
     Pro Forma                           $0.11          ($0.01)         $0.19        $0.28

5. Pension Plan. The Company maintains a defined benefit pension plan. The pension benefits are based primarily on years of service and average compensation. The benefit formula provides for a life annuity benefit.

   Following are the components of the Net Periodic Benefit Cost:

                        Three Months Ended         Nine Months Ended
                      -----------------------    -------------------------
                    September 30, September 30, September 30, September 30,
                        2004           2003         2004           2003
                    ------------  ------------  ------------  ------------

Service Cost         $  56,988      $  48,045    $ 170,964        $144,135
Interest Cost           77,416         75,164      232,248         225,492
Expected Return on
 Plan Assets          (111,056)      (223,538)    (333,168)       (670,614)
Net Amortization         3,433        127,580       10,299         382,740
                      --------      ---------    ---------        --------
 Net Periodic
   Benefit Cost      $  26,781      $  27,251    $ 80,343        $  81,753
                     =========      =========    =========        ========


   As previously disclosed in the Company's financial statements for the year ended December 31, 2003,the Company expects the plan to be fully funded for 2004. As a result, no contribution is anticipated for this period.

6. Business Segment Data. Information about the Company's operations in different segments, is as follows (amounts in thousands):


                                            Nine Months Ended
                                      -----------------------------
                                      September 30,    September 30,
                                          2004            2003
                                      ------------     ------------

Revenues:
 Real Estate                          $ 4,938           $ 4,846
 Income Properties                      3,441             2,419
 Golf                                   3,335             3,294
 General, Corporate and Other             631             1,231
                                       ------            ------
                                      $12,345           $11,790
                                       ======           =======
Income (Loss):
 Real Estate                          $ 2,729           $ 3,166
 Income Properties                      2,836             1,997
 Golf                                 (   872)          (   885)
 General, Corporate and Other         ( 2,931)          ( 2,035)
                                       ------            ------
                                      $ 1,762           $ 2,243
                                       ======            ======
Identifiable Assets:
 Real Estate                          $21,484           $19,700
 Income Properties                     62,689            41,743
 Golf                                   9,656            10,064
 General, Corporate and Other           5,136             6,496
                                       ------            ------
                                      $98,965           $78,003
                                       ======            ======
Depreciation and Amortization:
 Real Estate                          $    31           $    80
 Income Properties                        575               372
 Golf                                     310               308
 General, Corporate and Other              48                42
                                       ------            ------
                                      $   964           $   802
                                       ======            ======
Capital Expenditures:
 Real Estate                          $    38           $    79
 Income Properties                     20,266            15,909
 Golf                                      43                17
 General, Corporate and Other             192                15
                                       ------            ------
                                      $20,539           $16,020
                                       ======            ======


Income represents income before income taxes. Identifiable assets by industry are those assets that are used by the Company's operations in each industry. General corporate assets that are used in the Company's other operations consist primarily of cash, investment securities, and property, plant and equipment.

7. Income Taxes.

The Company's 2002 Federal Income Tax Return has been examined by the Internal Revenue Service (IRS). A 'Notice of Proposed Adjustment' has been received by the Company. The IRS is questioning the deferral of gains for tax purposes on three transactions, which took place on lands within the Company's Development of Regional Impact. Nine additional 2002 sales transactions, on which the Company deferred gains were not contested by the IRS. The proposed adjustment totals approximately $7.7 million of taxable income. If the IRS prevails, the adjustment would result in federal and state income taxes becoming currently due in the amount of approximately $2.9 million. The adjustment would not have an impact on earnings as it would be a balance sheet reclassification from deferred income taxes payable to current income taxes payable. The Company and its tax advisors feel that the income tax treatment for these transactions was appropriate and intend to dispute the proposed adjustment.

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

                             "Safe Harbor"
           STATEMENT UNDER THE SECURITIES REFORM ACT OF 1995

Certain statements contained in this report (other than the financial statements and statements of historical fact) are forward-looking statements. The words "believe," "estimate," expect," "intend," "anticipate," "will," "could, "may," "should," "plan," "potential," predict," "forecast," "project," and similar expressions and variations thereof identify certain such forward-looking statements made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company wishes to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2004, and thereafter include many factors that are beyond the Company's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand for the Company's real estate parcels, golf activities, income properties, timber and other products; the impact of competitive real estate; changes in pricing by the Company or its competitors; the costs and other effects of complying with environmental and other regulatory requirements; losses due to natural disasters; and changes in national, regional or local economic and political conditions, such as inflation, deflation, or fluctuation in interest rates.

While the Company periodically reassesses material trends and uncertainties affecting its results of operations and financial condition, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

OPERATIONS OVERVIEW

Consolidated-Tomoka Land Co. (the "Company") is primarily engaged in real estate land sales and development, investment in income property, and golf operations. The Company has substantial land holdings in the Daytona Beach, Florida area, including its golf operations. The Company has property available for the entire spectrum of real estate uses. Along with the conversion of the Company's timber lands to income properties, selective parcels are developed, primarily for commercial uses. Over the last two years, sales and development activity on and around Company owned land has been strong.

During the first nine months of 2004, the development of Cornerstone Office Park was completed, with the first office building opened in January. Development of the Gateway Commerce Park, a 250-acre industrial, warehouse and distribution park located on the east side of Interstate 95 in Daytona Beach, has commenced with the completion of the first phase forecast to occur prior to year end. The first sale within the development closed in February 2004, with construction of a 60,000 square foot manufacturing and distribution facility near completion. Two additional 2004 sales in the Gateway Commerce Park, include an 11-acre site for a 100,000 square-foot office and manufacturing facility and a 10-acre site for a 65,000 square-foot distribution facility. Construction of the latter two projects is expected to commence in the first quarter 2005. Development, by a third party, of the second phase of Daytona Beach Auto Mall also commenced in the first quarter of 2004. These development and sales activities, along with additional activities such as commencement of development of the second phase of the Grand Preserve residential community, construction of a fourth professional office building north of the surgical and imaging center, continued construction of the middle school, and the future relocation of Halifax Medical Center, all in the LPGA Boulevard corridor, tend to create additional buyer interest and sales opportunities.

On October 22, 2004, the Company closed on the sale of most of the remaining land (over 1,000 acres) within the LPGA International community. The sale to MSKP Volusia Partners, LLC (MSKP), which had previously purchased 261 acres within the development, was for a sales price approximating $18,000,000. The sale included acreage around the Legends golf course, several commercial parcels fronting International Speedway Boulevard and LPGA Boulevard, and a hotel/resort parcel adjacent to the LPGA International Clubhouse. MSKP will become the community's master developer, and a subsidiary of the Company will continue to operate the golf facilities.

A strong backlog of contracts is in place for closing in 2004 and future years. Management's priority is to convert this backlog into closings. As closings occur, the Company intends to reinvest proceeds into income properties. At September 30, 2004, the Company had an portfolio of sixteen income properties with an approximate value of $61 million. Fourteen of these properties are located throughout Florida with two properties located in the Atlanta, Georgia market. Acquisition of five of these properties, valued at $21.8 million, closed in the first half of 2004. As the portfolio of these income properties grows, management will look to diversify through other real estate investments as opportunities arise.

During August and September 2004, the State of Florida experienced several hurricanes. The Company's properties experienced minimal damage from the severe weather. Damage was primarily limited to cosmetic and tree damage and the temporary interruption of electric and phone service.

During the third quarter of 2004, CVS Corp. (CVS) completed the acquisition of a portion of the Eckerd pharmacy chain, including all of the Florida stores. As part of the integration of the Eckerd chain into its system, some of the newly acquired stores have been or will be closed.

Four of the seven stores owned by the Company have been closed by CVS. The tenant is obligated on the leases and continues to make lease payments.

The Company's 2002 Federal Income Tax Return has been examined by the Internal Revenue Service (IRS). A 'Notice of Proposed Adjustment' has been received by the Company. The IRS is questioning the deferral of gains for tax purposes on three transactions, which took place on lands within the Company's Development of Regional Impact. Nine additional 2002 sales transactions, on which the Company deferred gains were not contested by the IRS. The proposed adjustment totals approximately $7.7 million of taxable income. If the IRS prevails, the adjustment would result in federal and state income taxes becoming currently due in the amount of approximately $2.9 million. The adjustment would not have an impact on earnings as it would be a balance sheet reclassification from deferred income taxes payable to current income taxes payable. The adjustment would have an impact on earnings before depreciation amortization and deferred taxes. The Company and its tax advisors feel that the income tax treatment for these transactions was appropriate and intend to dispute the proposed adjustment.

RISKS AND COMPETITION

The real estate business is subject to a number of economic factors, including the impact of rising and falling interest rates, which affect the ability of purchasers to obtain financing, and population growth, which impacts supply and demand for new homes, as well as goods and services; and hence land to meet those needs. Also impacting the ability to sell land are the availability of roads and utilities, environmental impacts, density limitations, urban growth boundaries, and other factors associated with national, regional, or local economic and political conditions. All of these factors have an impact on the Company's three lines of business and their success. Most directly impacted is the real estate sales and development business currently centered in the Daytona Beach market. Pricing levels and changes by the Company and its immediate competitors can affect sales, although the Company generally enjoys a competitive edge due to low costs associated with long time land ownership and a significant ownership position in the immediate market.

RESULTS OF OPERATIONS

The Three and Nine-Months Ended September 30, 2004 Compared to
The Three and Nine-Months Ended September 30, 2003

Summary of Operating Results

For the quarter ended September 30, 2004, the Company posted a profit of $732,535, equivalent to $.13 per share. This profit compares to the loss of $110,600, equivalent to $.02 per share, reported in the prior year's same period. The upturn in profitability was primarily the result of higher land sales volume and increased profits from income properties due to the addition of five new properties in the first half of 2004.

For the first nine months of 2004, profits of $1,092,529, equivalent to $.19 per share, were realized. Profits of $1,390,043, equivalent to $.25 per share, were recognized in 2003's same period. Lower land sales volume in the first six months of the nine month period, offset by increased profitability from income properties, resulted in the 21% decrease in profits for the first nine months of 2004. Real estate sales in 2003's first nine months included the sale of 365 acres of land for a residential development.

The Company also uses Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDDT") as a performance measure. The Company's strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes. This measure tracks results in this area.

Following is the calculation of EBDDT:

                                                            Quarter Ended
                                                  -----------------------------------
                                                  September 30,          September 30,
                                                      2004                   2003
                                                  -----------------------------------
Net Income                                       $   732,535              $  (110,600)
   Add Back:
    Depreciation and Amortization                    348,465                  252,037
    Deferred Taxes                                    39,425                  241,071
                                                   ----------              ----------
Earnings Before Depreciation, Amortization
 and Deferred Taxes                              $ 1,120,425              $   382,508
                                                   ==========              ==========

                                                            Nine Months Ended
                                                   ----------------------------------
                                                   September 30,         September 30,
                                                      2004                   2003
                                                   ----------------------------------
Net Income                                       $ 1,092,529              $ 1,390,043
   Add Back:
   Depreciation and Amortization                     964,412                  802,215
   Deferred Taxes                                    246,757                  933,422
                                                  -----------              ----------
Earnings Before Depreciation, Amortization
 and Deferred Taxes                              $ 2,303,698              $ 3,125,680
                                                  ===========              ==========

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

EBDDT is calculated by adding depreciation, amortization and deferred income taxes to net income(loss) as they represent non-cash charges.
EBDDT rose during the third quarter of 2004 when compared to 2003's same period not only due to improved earnings but also due to the increased add back of depreciation, with the addition of properties during the year.

Year-to-date through September 30, 2004, EBDDT compared to 2003's same period was reduced on lower earnings along with the reduced add back of deferred income taxes. The add back for deferred income taxes was not as great, as gains on land sales deferred through the like-kind exchange process were at lower levels in 2004. In addition, the collection of a note receivable, which originally had been treated as an installment sale for tax purposes, triggered the reversal of a deferred tax item in 2004. Increased depreciation in 2004, with the addition of the income properties during the year, somewhat offset the lower earnings and deferred income tax add back.

Real Estate Operations
----------------------
Real Estate Sales
-----------------
During the third quarter of 2004, profits from real estate sales increased 249% over 2003's third quarter results. Profits of $1,272,945 were realized on revenues of $1,949,400 generated on the sale of 56 acres of land during 2004's third period. This compares to the sale of 8 acres of property during the prior year's same period, which produced revenues of $807,471 and profits totaling $364,384.

The Company sold 75 acres of land during 2004's first nine months compared to the sale of 388 acres of property during 2003's same period. These sales produced revenues of $4,937,891 and $4,846,243 for 2004 and 2003, respectively, with profits realized totaling $2,728,885 and $3,166,119, respectively. The profits for 2004 represented a 14% downturn from the prior year. Sales for 2003 included the sale of 365 aces of the Company's western Daytona land holdings to a single buyer to be used for residential development.

Income Properties
-----------------
Income properties produced revenues totaling $1,330,986 and profits amounting to $1,111,659 during 2004's third period. These amounts represented a 52% increase over 2003's same period revenues and profits totaling $877,368 and $732,236, respectively. These gains were the result of the addition of five new properties during the first half of 2004. Income properties costs and expenses rose 51% on higher depreciation expense associated with the new properties.

For the nine month period, the addition of the five new properties again resulted in improved results from income properties. Revenues and profits rose 42% to $3,441,446 and $2,836,398 in 2004, respectively.
During 2003's first nine months profits totaled $1,996,727 on revenues amounting to $2,419,490. Depreciation of the new properties accounted for the 43% increase in income properties costs and expenses.


Golf Operations
-----------------
During the third quarter of 2004, golf operations experienced a 19% downturn in profitability, with losses of $592,859 posted during the period. In 2003's third quarter a loss of $498,103 was recorded. This downturn can primarily be attributed to the severe weather experienced in the Daytona Beach area during the months of August and September, as three hurricanes passed through the area. As a result, revenues declined 16% to $710,610. This compares to revenues of $847,139 recorded in 2003's same period. Both golf and food and beverage activities experienced the decrease with golf revenues falling 13% and food and beverage revenues declining 22%. The number of golf rounds played fell 14%, while the average green fee per round played remained constant.
Golf operations costs and expenses decreased 3% during the period on the lower activity. Only minimal property damage was experienced from the hurricanes.

Golf operating losses totaled $871,869 during the first nine months of 2004. These losses represented a 1% improvement over the $884,772 loss for 2003's corresponding period despite the downturn in the third quarter due to the hurricanes. A 1% increase in revenues was posted in the nine months with revenue of $3,335,126 recorded in 2004 and revenue of $3,293,827 generated in 2003's same period. Revenues from golf activities increased 3% on a 3% rise in the number or rounds played and stable average green fees per round. Food and beverage revenues fell 3% during the nine month period as a result of the downturn experienced in the third quarter.

General Corporate and Other
---------------------------
Profits on the sale of other real estate interests totaled $38,975 and $92,527 for the third quarter and first nine months of 2004, respectively. These profits were generated on the release of subsurface interests on 1,954 acres of which 875 were released in the third quarter. During 2003's first nine months, profits on the sale of other real estate interests amounted to $535,651, of which $12,500 was realized in the third quarter. The release of subsurface interests on 68 acres in the third period and 8,243 acres during the nine-month period generated these profits in 2003.

Lower interest earned on mortgage notes receivable resulted in decreases from interest and other income of 21% and 23% for the third quarter and nine months, respectively. Interest income totaled $164,760 for the quarter and $538,087 year to date through September 2004. These earnings compared to interest and other income amounting to $209,393 and $694,983 for the corresponding periods of 2003, respectively.

General and administrative expenses decreased 18% for the third quarter of 2004, primarily the result of lower stock option expenses. This decline was somewhat offset by increased compensation related expenses.

For the nine-month period, general and administrative expenses rose 9%. This increase was due to higher costs related to compensation, corporate governance and depreciation, somewhat offset by lower costs associated with stock options.


Liquidity and Capital Resources
-------------------------------
Operating activities provided cash totaling $5,424,878 during the first nine months of 2004. This cash activity included the collection of notes receivable amounting to $2,532,299. Investing activities used net funds of $3,596,763 during the period, including the acquisition of five income properties for approximately $21.8 million (including $1.6 million of value associated with the leases in place and shown as intangible assets on the balance sheet). Funds totaling $19,359,098 on hand at December 31, 2003 were used to acquire these properties. An additional $1,590,973 was being held at September 30, 2004, to fund future acquisitions through the like-kind exchange process. A net debt reduction of $874,491, along with the payment of dividends totaling $1,070,185, equivalent to $.19 per share, resulted in the use of funds from financing activities amounting to $1,931,182. Debt totaled $9,255,460 at September 30, 2004, including $486,096 outstanding on the Company's $10,000,000 revolving line of credit.

Capital expenditures for the remainder of 2004 approximate $2.5 million and include $1.9 million for the purchase of wetland mitigation credits and $500,000 for the completion of the first phase of the Gateway Commerce Center. The Company declared on October 27, 2004 a $.07 per share quarterly dividend payable on December 1, 2004. Cash and investment securities on hand, as they mature, along with operating activities and existing financing sources will be used to fund these capital requirements. In addition to these sources, the Company has the ability to borrow against its income properties, as they are currently free of debt. As additional funds become available through qualified sales, the Company expects to invest in additional income properties.

Critical Accounting Policies
----------------------------
The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate."
The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS 66, or the Company retains some form of continuing involvement with the property. No income was deferred for the first nine months of 2004 or 2003, as sales have met the established criteria.

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

The Company refinanced its debt during 2002, and at that time the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss. At September 30, 2004, a liability of $939,647 had been established on the Company's balance sheet and included in accrued liabilities. Other comprehensive loss of $577,196 ($939,647 net of income taxes of $362,451) has also been recorded to date.


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

The Company manages its debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. The Company is primarily exposed to interest rate risk on its $8,000,000 ($7,569,364 at September 30, 2004) long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management's objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective the Company entered into an interest rate swap agreement during the second quarter of 2002, which effectively fixed the interest rate paid by the Company.

ITEM 4.  CONTROLS AND PROCEDURES.
---------------------------------
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f)) during the third fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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





                                         CONSOLIDATED-TOMOKA LAND CO.
                                                 (Registrant)



Date: November 9, 2004                   By:/s/ William H. McMunn
                                         ----------------------------
                                         William H. McMunn, President
                                         and Chief Executive Officer




Date: November 9, 2004                   By:/s/ Bruce W. Teeters
                                         ----------------------------
                                         Bruce W. Teeters, Senior
                                         Vice President - Finance
                                         and Treasurer