Form 10-K
period 2004-12-31
CONSOLIDATED TOMOKA LAND CO
filed 2005-03-14
CIK 23795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

        X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
       ----   OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2004

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
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                   YES  X           NO
                             --             ---
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                   ---
Indicate by check mark whether the Registrant is an Accelerated Filer
(as defined in Exchange Act Rule 12b-2).  YES  X     NO
                                              ---       ---
The aggregate market value of the shares of common stock held by non-affiliates of the Registrant at June 30, 2004, was approximately $212,811,357.

The number of shares of the Registrant's Common Stock outstanding on March 1, 2005 was 5,653,595.

Portions of the Proxy Statement of Registrant, which the Company expects will be dated March 25, 2005, are incorporated by reference in
Part III of this report.

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

The Company wishes to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2005, and thereafter, include many factors that are beyond the Company's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand of the Company's real estate parcels, income properties, timber and other products; the impact of competitive real estate; changes in pricing by the Company or its competitors; the costs and other effects of complying with environmental and other regulatory requirements; losses due to natural disasters; and changes in national, regional or local economic and political conditions, such as inflation, deflation, or fluctuation in interest rates.

While the Company periodically reassesses material trends and uncertainties affecting its results of operations and financial condition, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

                         TABLE OF CONTENTS

                              PART I


Item 1.     BUSINESS...............................................1
Item 2.     PROPERTIES.............................................5
Item 3.     LEGAL PROCEEDINGS......................................6
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....6

                              PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
            EQUITY SECURITIES......................................7
Item 6.     SELECTED FINANCIAL DATA................................8
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS....................9
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK...................................................17
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. ..........17
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES...................17
Item 9A.    CONTROLS AND PROCEDURES................................18
Item 9B.    OTHER INFORMATION......................................18

                              PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....19
Item 11.    EXECUTIVE COMPENSATION.................................19
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.............19
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........19
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.................19


                              PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.............20

Signatures.........................................................21

                                 PART I
Item 1.  Business
------   --------
Consolidated-Tomoka Land Co. (the "Company") is primarily engaged in the real estate, income properties and golf businesses through its wholly owned subsidiaries, Indigo Group Inc., Indigo Development Inc., Indigo International Inc., Indigo Group Ltd., W. Hay Inc., and Palms
Del Mar Inc. Real estate operations include commercial real estate, land sales and development, residential, forestry operations and leasing properties for oil and mineral exploration. Income properties primarily consists of owning properties leased on a triple-net and double-net basis. Golf operations consist of the operation of two golf courses, clubhouse facility, and food and beverage activities. These operations are predominantly located in Volusia County, Florida, with various income properties located throughout Florida and Georgia.

The following is information regarding the Company's business segments. The "General, Corporate and Other" category includes general and administrative expenses, income earned on investment securities and other miscellaneous income and expense items.

                                                     2004        2003        2002
                                                             (IN THOUSANDS)
                                                   --------------------------------
Revenues of each segment are as follows:
 Real Estate                                      $ 32,640      $25,496     $20,627
 Income Properties                                   4,766        3,276       2,062
 Golf                                                4,579        4,373       4,227
 General, Corporate and Other                        1,213        1,746       1,615
                                                   ---------------------------------
                                                  $ 43,198      $34,891     $28,531
                                                    =================================
Operating income (loss) before income tax
  for each segment is as follows:
  Real Estate                                     $ 24,939      $22,774     $16,350
  Income Properties                                  3,940        2,681       1,662
  Golf                                              (1,199)      (1,185)     (1,264)
  General, Corporate and Other                      (3,860)      (2,842)     (1,792)
                                                   ---------------------------------
                                                  $ 23,820      $21,428     $14,956
                                                   =================================

Identifiable assets of each segment are as follows:
 Real Estate                                      $ 14,446      $18,635     $15,774
 Income Properties                                  62,167       41,434      25,243
 Golf                                                9,708       10,026      10,410
 General, Corporate and Other                       32,900       27,811      22,899
                                                  ----------------------------------
                                                  $119,221      $97,906     $74,326
                                                  ==================================

ITEM 1.  BUSINESS (CONTINUED)
------   -------------------
Identifiable assets by segment are those assets that are used in each segment. General corporate assets and those used in the Company's other operations consist primarily of cash, investment securities, notes receivable, and property, plant and equipment.

REAL ESTATE OPERATIONS
----------------------
COMMERCIAL DEVELOPMENT. In August of 1989, the Company reached an agreement in principle with the Ladies Professional Golf Association ("LPGA") and the City of Daytona Beach, which called for the planning and development of the site for the national headquarters of the LPGA along with two championship golf courses. The mixed-use development plan, on approximately 3,000 acres located immediately west of Interstate 95 in Daytona Beach, Florida, and known as LPGA International, additionally provided for a clubhouse, resort facilities, and residential communities along with other commercial uses. The LPGA International development is part of a 4,500-acre tract located both east and west of Interstate 95, which received Development of Regional Impact ("DRI") approval in 1993. The LPGA successfully relocated its headquarters to Daytona Beach and occupies facilities constructed in 1996, within the development. The official opening of the first LPGA International golf course, constructed by the City of Daytona Beach, occurred in July 1994 with the second course constructed by the Company, opening in October 1998. The clubhouse opened for operation in January 2001.

During 1999, the Company sold 180 acres plus 44 developed lots, surrounding the north golf course to Renar Development Company. In the third quarter of 2002, the Company closed an additional sale of 261 acres of residential land surrounding the south golf course to Morgan Stanley-Kitson Partnership ("MSKP"). Substantially all of the remaining property within the development was sold to MSKP in 2004. The property is expected to be developed into several distinct communities, with lots sold to major builders.

In early 1996, the Interstate 95 interchange at LPGA Boulevard, which is the north and main entrance to the LPGA International project, was opened for use. At the end of 2002, the Company closed the sale of the first corporate headquarters' site at the Company's new Cornerstone Office Park, located within the 250-acre Gateway Business Center at the southeast quadrant of the interchange. Development of the Cornerstone Office Park was substantially complete by year-end 2003, with the first office building, which includes the Company's corporate office, opened in January 2004.

Development of the Gateway Commerce Park, a 250-acre industrial, warehouse and distribution park located south of Gateway Business Center on the east side of Interstate 95 in Daytona Beach, commenced in 2004 with the first phase substantially completed prior to year end. The first sale within the development closed in February 2004, with construction of a 60,000 square-foot manufacturing and distribution facility completed in late 2004. Two additional 2004 sales in the Gateway Commerce Park included an 11-acre site for a 100,000 square-foot office and manufacturing facility and a 10-acre site for a 65,000 square-foot distribution facility.

Indigo Commercial Realty Inc., a commercial real estate brokerage company formed in 1981, is the Company's agent in the marketing and management of developed commercial and undeveloped acreage. Approximately 44 acres of fully developed sites located in the Daytona Beach area and owned by Indigo Group Inc. were available for sale at December 31, 2004. All development and improvement costs have been completed at these sites.

------   -------------------
RESIDENTIAL.  Until December 1993, the Company, through Indigo Group
Ltd. ("IG LTD"),operated in residential development, home building and sales. At the end of 1993, IG LTD closed down the development and building functions. IG LTD continues to sell its remaining lot inventory in Tomoka Heights, a 180-acre development adjacent to Lake Henry in Highlands County, Florida. There are approximately 50-developed lots remaining to be sold. During 2004, IG LTD sold its 7 remaining lots in Riverwood Plantation, a 180-acre community in Port Orange, Florida.

FOREST PRODUCT SALES. The Company's timber lands encompass approximately 11,400 acres on the west side of Daytona Beach. We believe the geographic location of the timber tract is excellent. In addition to access by major highways (Interstate 95, State Road 40, and International Speedway Boulevard), the internal road system for forestry purposes is good. Income from sales of forest products varies considerably from year-to-year depending on economic conditions and rainfall, which sometimes limits access to portions of the woodlands. In addition, drought conditions sharply increase the potential for forest fires, as occurred during the summer of 1998. The wildfires, which ravaged central Florida, destroyed approximately 8,500 acres of the Company's timberland. This and the sale of the approximately 11,000-acre parcel to St. Johns River Water Management District in 1997 have reduced the Company's potential for future income from sales of forest products. Expenses associated with forestry operations consist primarily of real estate taxes, with additional expenses including the costs of installing and maintaining roads and drainage systems, reforestation, and wild fire suppression.

SUBSURFACE INTERESTS. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 518,000 "surface" acres of land owned by others in various parts of Florida, equivalent to approximately 285,000 acres in terms of full interest. The Company leases its interests to mineral exploration firms whenever possible. The Company's basis in subsurface interests is $5,278.

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

On other acres in Lee and Hendry Counties (where producing oil wells exist), the Company's current policy is to grant no release rights with respect to its reserved mineral rights. Periodically, a release of surface entry rights might be granted upon request of a surface owner who requires such a release for special financing or development purposes. In counties other than Lee and Hendry, releases are granted for a percentage of the surface value of a parcel of land. At December 31, 2004, there were two producing oil wells on the Company's interests. Volume in 2004 was 109,114 barrels and volume in 2003 was 100,098 barrels from three producing wells. Production, in barrels, for prior recent years was: 2002 - 115,453, 2001 - 116,341, and 2000 - 133,280.

------   -------------------
INCOME PROPERTIES
-----------------
During 2000, the Company implemented a new business strategy. This strategy involves becoming a company, over time, with a more predictable earnings pattern from geographically dispersed real estate holdings. To this end, the Company has acquired several income properties since 2000. Following is a summary of these properties:

                                            AREA          YEAR
LOCATION                  TENANT           (SQUARE FEET)  PURCHASED
-----------------------   --------------    ------------  ---------
Tallahassee, Florida      CVS                     10,880       2000
Daytona Beach, Florida    Barnes & Noble          28,000       2001
Lakeland, Florida         Barnes & Noble          18,150       2001
Sanford, Florida          CVS                     11,900       2001
Palm Bay, Florida         Walgreens               13,905       2001
Clermont, Florida         CVS                     13,824       2002
Melbourne, Florida        CVS                     10,908       2003
Sebring, Florida          CVS                     12,174       2003
Kissimmee, Florida        Walgreens               13,905       2003
Orlando, Florida          Walgreens               15,120       2003
Sanford, Florida          CVS                     13,813       2003
Apopka, Florida           Walgreens               14,560       2004
Clermont, Florida         Walgreens               13,650       2004
Roseland, Florida         CVS                     13,813       2004
Alpharetta, Georgia       Walgreens               15,120       2004
Powder Springs, Georgia   Walgreens               15,120       2004
-----------------------                     ------------
16 Properties                                    234,842
=======================                     ============

All properties are leased on a long-term, double or triple-net lease basis.

During the third quarter of 2004, CVS Corp.("CVS") completed the acquisition of a portion of the Eckerd pharmacy chain, including all of the Florida stores. As part of the integration of the Eckerd chain into its system, some of the acquired stores have been closed.

Four of the seven stores owned by the Company have been closed by CVS. The tenant is obligated on the leases and continues to make lease payments.

Other rental property is limited to a 12-acre auto dealership site, which is located in Daytona Beach, Florida, along with ground leases for billboards, a communication tower site, and a hunting lease covering 7,025 acres. A portion of the auto dealership site, which was purchased in 2000, was sold in 2001, for a profit approximating $675,000, with the remaining property under an operating lease arrangement. The Company also owned a 17,000 square-foot office building in Daytona Beach, Florida, which was under a lease-purchase agreement. During the fourth quarter of 2003, the ownership was transferred.

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

------   -------------------
The second golf course was constructed by the Company and opened for play in October 1998. The first phase of the clubhouse, which consisted primarily of the cart barn, was completed in 1999. Construction of the final phase of the clubhouse, consisting of a 17,000 square-foot facility including a pro shop, locker rooms, informal dining and banquet rooms, and a swimming pool, was completed in December 2000 and opened for business in January 2001.

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

ITEM 2.  PROPERTIES
------   ----------
Land holdings of the Company and its affiliates, which are primarily located in Florida, include: approximately 12,000 acres (including commercial/retail sites) in the Daytona Beach area of Volusia County; approximately 24 acres in Highlands County, adjacent to Lake Henry; retail buildings located on 29 acres throughout Florida and Georgia; and full or fractional subsurface oil, gas, and mineral interests in approximately 518,000 "surface acres" in 20 Florida counties. Approximately 3,000 acres of the lands located in Volusia County are encumbered under a mortgage. The conversion and subsequent utilization of these assets provides the base of the Company's operations.

The Volusia County holdings include approximately 10,800 acres within the city limits of Daytona Beach and small acreages in the Cities of Ormond Beach and Port Orange. During 2003, the Company acquired 946 acres of land, which will be used for wetlands mitigation. Of the 10,800 acres inside the city limits of Daytona Beach, approximately 1,260 acres have received development approval by governmental agencies. The 1,260 acres plus approximately 730 acres owned by the City of Daytona Beach, 15 acres owned by Indigo Community Development District, and 1,800 acres sold to others for development are the site of a long-term, mixed-use development which includes "LPGA International." LPGA International is made up of the national headquarters of the Ladies Professional Golf Association along with two "Signature" golf courses and a residential community, a clubhouse, and a maintenance facility, and main entrance roads to serve the LPGA community.

-------  ----------------------

On October 22, 2004, the Company closed on the sale of most of the remaining land (over 1,000 acres) within the LPGA International community. The sale to MSKP, which had previously purchased 261 acres within the development, was for a sales price of approximately $18,000,000. The sale included acreage around the Legends golf course, several commercial parcels fronting International Speedway Boulevard and LPGA Boulevard, and a hotel/resort parcel adjacent to the LPGA International Clubhouse. MSKP will become the community's master developer, and a subsidiary of the Company will continue to operate the golf facilities.

The lands not currently being developed, including those on which development approvals have been received, are involved in an active forestry operation. Except for a 12-acre parcel at the Interstate 95 and Taylor Road interchange in the Port Orange area, south of Daytona Beach, the tract straddles Interstate 95 for 6-1/2 miles between International Speedway Boulevard(U. S. Highway 92) and State Road 40, with approximately 10,100 acres west and 1,900 acres east of the interstate.

Subsidiaries of the Company are holders of the developed Volusia
County properties and are involved in the development of additional lands zoned for residential, commercial, or industrial purposes.

In Highlands County, located in south central Florida, along U.S. Highway 27, the Company sold its citrus operation of approximately 3,900 acres in 1999. The remaining Highlands County lands, located adjacent to Lake Henry, Florida, which is about 75 miles east of Sarasota and 150 miles northwest of Miami, total approximately 24 acres of industrial lands and 50 residential lots.

The Company's oil, gas, and mineral interests, which are equivalent to full rights on 285,000 acres, were acquired by retaining subsurface rights when acreage was sold many years ago.

From October 1990 until December 1993, IG LTD centered its operations on residential community development, home construction, and sales. In 1993, IG LTD discontinued its home building and sales activities under lot marketing and sales arrangements. Residential lots owned by IG LTD at December 31, 2004 are: limited to 50 developed lots at the 180-acre Tomoka Heights development in Highlands County, Florida. IG LTD is developing this community, located adjacent to Lake Henry, and consisting of single-family and duplex units.

The Company also owns and operates properties for leasing. These properties are discussed in "Business-Income Properties."

ITEM 3.  LEGAL PROCEEDINGS
------   -----------------
There are no material pending legal proceedings to which the Company or its subsidiaries are a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

                              PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
------   -------------------------------------------------------------

                  COMMON STOCK PRICES AND DIVIDENDS

The Company's common stock trades on the American Stock Exchange ("AMEX") under the symbol CTO. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends paid per share over the two years ended December 31, 2004:

                            2004   $.26
                            2003   $.22


Indicated below are high and low sales prices for the quarters of the last two fiscal years. All quotations represent actual transactions.

                        2004                          2003
                   ---------------               -----------------
                   High      Low                  High       Low
                   ---------------               -----------------
                   $         $                    $          $
First Quarter      37.45     30.29                21.05      18.90
Second Quarter     39.90     32.80                26.32      20.50
Third Quarter      39.00     34.10                32.00      23.55
Fourth Quarter     43.50     34.61                33.00      29.03

Approximate number of shareholders of record as of February 3, 2005 (without regard to shares held in nominee or street name): 1,053.

There have been no sales of unregistered securities within the past three years.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------
The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                Five-Year Financial Highlights
                           (In thousands except per share amounts)

                                              2004    2003    2002    2001     2000
                                              -------------------------------------
                                             $       $       $        $       $
Summary of Operations:
  Revenues:
   Real Estate                               41,985  33,145  26,916   9,248   19,860
   Profit on Sales of
    Other Real Estate Interest                  210     632     151      57    1,379
   Interest and Other Income                  1,003   1,114   1,464   2,045    1,987
                                             ------  ------  ------  ------   ------
   TOTAL                                     43,198  34,891  28,531  11,350   23,226
                                             ------  ------  ------  ------   ------
Operating Costs and Expenses                 14,305   8,875  10,168   7,923    8,045
General and Administrative Expenses           5,073   4,588   3,407   4,594    3,365
Income Taxes                                  9,168   8,234   5,670  (  531)   2,956
                                             ------  ------  ------  ------   ------
Net Income (Loss)                            14,652  13,194   9,286  (  636)   8,860
                                             ======  ======  ======  =======  ======

Basic Earnings Per Share                       2.60    2.35    1.65  (  .11)    1.51
Diluted Earnings Per Share                     2.58    2.33    1.65  (  .11)    1.51
Dividends Paid Per Share                       0.26    0.22    0.20    0.20     0.20

Summary of Financial Position:
  Total Assets                              119,221  97,906  74,326  62,217   63,354
  Shareholders' Equity                       79,611  65,658  52,858  45,383   46,555
  Long-Term Debt                              8,498   8,717   8,932   1,335    9,401


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  ------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------
OPERATIONS OVERVIEW
-------------------
The Company is primarily engaged in real estate land sales and development, investment in income property, and golf course operations. The Company is owner of approximately 12,100 acres in Florida, of which approximately 10,800 are located within the City of Daytona Beach, and form a substantial portion of the western boundary of Daytona Beach. The Company lands are well located in the growing central Florida Interstate 4 corridor, providing an excellent opportunity for reasonably stable land sales in the near term future and following years.

With its substantial land holdings in Daytona Beach, the Company has parcels available for the entire spectrum of real estate uses. Along with land sales, the Company selectively develops parcels primarily for commercial uses. Sales and development activity on and around Company owned lands have been strong in the last three years.

During 2004, the development of Cornerstone Office Park, located within the 250-acre Gateway Business Center, was completed with the first office building opened in January. Development of the Gateway Commerce Park, a 250-acre industrial warehouse and distribution park located south of Gateway Business Center on the east side of Interstate 95 in Daytona Beach, was commenced with the first phase essentially complete by year end. The first sale within the development closed in February 2004, with construction of a 60,000 square-foot manufacturing and distribution facility completed. Two additional 2004 sales in the Gateway Commerce Park, include an 11-acre site for a 100,000 square-foot office and manufacturing facility and a 10-acre site for a 65,000 square-foot distribution facility. Construction of the latter two projects is expected to commence in the first quarter of 2005.

On October 22, 2004, the Company closed on the sale of most of the remaining land (over 1,000 acres) within the LPGA International community. The sale to MSKP, which had previously purchased 261 acres within the development, was for a sales price approximating $18,000,000. The sale included acreage around the Legends golf course, several commercial parcels fronting International Speedway Boulevard and LPGA Boulevard, and a hotel/resort parcel adjacent to the LPGA International Clubhouse. MSKP will become the community's master developer, and a subsidiary of the Company will continue to operate the golf facilities.

Also during the fourth quarter of 2004, the Company sold approximately 600 acres west of LPGA Boulevard in Daytona Beach to Bayberry Colony, LLC ("Bayberry") for the second phase of a residential community. Bayberry had purchased the first phase of the development, which consisted of 365 acres, in 2003.

These development and sales activities, along with additional activities such as the development of the second phase of the Grand Preserve residential community, construction of a fourth professional office building north of the surgical and imaging center, construction of a middle school, the development of the second phase of Daytona Beach Auto Mall, and the future relocation of Halifax Medical Center all in the LPGA Boulevard corridor, tend to create additional buyer interest and sales opportunities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  ------------------------------------------------------------
         AND RESULTS OF OPERATIONS(CONTINUED)
         ------------------------------------
In the year 2000, the Company initiated a strategy of investing in income properties utilizing the proceeds of land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes. At the end of 2004, the Company had invested approximately $60 million in sixteen income properties through this process with an additional $27.7 million held by a qualified intermediary for investment in additional properties. In January 2005 the Company used $10.15 million of these funds to purchase a property occupied by a Lowe's Home Improvement Center located in Lexington, North Carolina.

During the third quarter of 2004, CVS Corp ("CVS") completed the acquisition of a portion of the Eckerd pharmacy chain, including all of the Florida stores. As part of the integration of the Eckerd chain into its system, some of the newly acquired stores have been closed. Four of the seven CVS stores owned by the Company have been closed. The tenant is obligated on the leases and continues to make lease payments. Management has reassessed the value of these properties and concluded there is no impairment.

With an investment base of approximately $70 million in income properties, including the Lowe's Home Improvement Center purchased in January 2005, lease income in excess of $5.6 million, will be generated annually. This income, along with additional net-lease income property, is expected to decrease earnings volatility in future years and add to overall financial performance. The Company is now in a position to consider other forms of real estate investment to diversify and enhance potential returns.

Golf operations consist of the operation of the two golf courses, clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95, south and east of LPGA Boulevard. The Champions course was designed by Reese Jones and the Legends course was designed by Arthur Hills.

Over the last two years, golf revenues have grown while profits have shown small improvements, despite an overall decline in golf course revenues in Florida. The Florida golf industry has been hurt by over building of golf courses and a general economic downturn, which began to show improvement in late 2003 and early 2004. The four hurricanes, which Florida experienced in 2004's late summer and early fall, also had an impact on the golf business. While little damage was sustained from the hurricanes, business virtually came to a standstill for several weeks as locals were preoccupied with cleanup and repair and tourism was non-existent. Improvement in golf course operations is a function of increased tourist demand, reduction in new golf course construction experienced in the last several years, and increased residential growth in LPGA International and adjoining land to the west and northwest. LPGA International and nearby projects currently under development are planned to contain about 4,000 additional dwelling units.

Food and banquet service revenues at the clubhouse, which opened in January 2001, have improved annually with revenues increasing 5% in 2004 despite down time due to the severe weather experienced. Improvement over time is a function of the same factors impacting the golf courses: increased demand and new home construction. The Company's efforts to improve revenues and profitability have focused on providing quality products and services while maintaining consistent and stringent cost control for golf course and food service activities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  ------------------------------------------------------------
         AND RESULTS OF OPERATIONS(CONTINUED)
         ------------------------------------
During 2004 the Company's 2002 Federal Income Tax Return was examined by the Internal Revenue Service (IRS). A "Notice of Proposed
Adjustment" has been received by the Company. The IRS is questioning the deferral of gains for tax purposes on three transactions, which took place on lands within the Company's Development of Regional
Impact. Nine additional 2002 sales transactions, on which the Company deferred gains, were not contested by the IRS. The proposed adjustment totals approximately $7.7 million of taxable income. If the IRS prevails, the adjustment would result in federal income taxes becoming currently due in the amount of approximately
$2.7 million. The Company has adequate funds, from cash and investments, as they mature, operating activities and current financing sources, to pay the taxes should they become currently due. The adjustment would not have an impact on earnings as it would be a balance sheet reclassification from deferred income taxes payable to current income taxes payable. The adjustment would have an impact on earnings before depreciation, amortization and deferred taxes. The Company and its tax advisors believe that the income tax treatment for these transactions was appropriate and are in the process of disputing the proposed adjustment.

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

SUMMARY OF 2004 OPERATING RESULTS
---------------------------------
For the twelve months of 2004 the Company generated net income of $14,651,739, equivalent to $2.60 per share. This net income represented an 11% gain over 2003's net income totaling $13,194,395, equivalent to $2.35 per share. The positive results were achieved on a 9% increase in profits from real estate sales combined with a 47% jump in earnings from income properties.

The Company also uses Earnings Before Depreciation, Amortization and Deferred Taxes (EBDDT) as a performance measure. The Company's strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  ------------------------------------------------------------
         AND RESULTS OF OPERATIONS(CONTINUED)
         ------------------------------------

The following is the calculation of EBDDT:






                                                       Year Ended
                                           ----------------------------------
                                           December 31,          December 31,
                                              2004                   2003
                                           ----------------------------------

Net Income                               $14,651,739              $13,194,395
   Add Back:
   Depreciation and Amortization           1,344,315                1,120,153
   Deferred Taxes                          8,589,976                8,500,771
                                          -----------              ----------
Earnings Before Depreciation, Amortization
 and Deferred Taxes                      $24,586,030              $22,815,319
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

EBDDT is calculated by adding depreciation, amortization, and deferred income taxes to net income as they represent non-cash charges.

EBDDT rose 8% the year ended December 31, 2004 when compared to 2003's results based not only on the higher income generated during the year but also on greater depreciation associated with the larger inventory of income properties. The add back for deferred taxes also increased slightly on higher deferred gains for income tax purposes offset to some extent by the recognition of income for income tax purposes on installment sales with the collection of notes receivable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  ------------------------------------------------------------
         AND RESULTS OF OPERATIONS(CONTINUED)
         ------------------------------------

RESULTS OF OPERATIONS
2004 Compared to 2003

REAL ESTATE OPERATIONS
----------------------

REAL ESTATE SALES. Profits from real estate sales totaled $24,939,245 for the twelve months of 2004 on the sale of 1,725 acres. These profits represented a 10% gain over the profits totaling $22,774,040 realized in calendar year 2003. Earnings from real estate sales in 2003 were produced on the sale of 653 acres of land. Land sales for 2004 included the sale of over 1,000 acres within the LPGA International mix-use development at a price approximating $18 million.

INCOME PROPERTIES. Revenues from income properties totaled $4,765,723 during 2004 and produced net income of $3,939,664. These revenues and income compared to revenues of $3,276,062 and net income of $2,681,542 posted in 2003, and represented gains of 45% and 47%, respectively.
The gains were achieved on the addition of five new properties during the first five months of 2004. Income properties costs and expenses rose 39% to $826,059 for the twelve months of 2004, on higher depreciation expense associated with the addition of the new properties.

GOLF OPERATIONS. Bottom line results from golf operations were down 1%, with a loss of $1,199,088 posted in 2004's twelve month period on revenues, which totaled $4,579,183. During 2003, a loss of $1,185,364 was recorded on revenues amounting to $4,373,414. Revenues realized during the period represented a 5% increase over the prior year. The revenue gain was produced on a 5% rise in revenue from both golf and food and beverage activities, despite the severe hurricane weather experienced in Florida during August and September. The number of golf rounds played during 2004 increased 4%, while the average green fee per round played remained flat. Golf operations costs and expenses increased 4% on the increased activity. Also contributing to the expense increase were costs associated with the hurricanes, although minimal property damage was experienced due to the storms.

GENERAL, CORPORATE AND OTHER. The sale of other real estate interests contributed $209,713 to the bottom line during 2004 on the release of subsurface interests on 5,881 acres. During 2003, the release of subsurface interests on 8,909 acres produced revenues and income amounting to $631,875.

Interest and other income declined 10% during 2004 to $1,003,707. This reduction, from $1,114,074 in 2003, can be attributed to lower interest earned on mortgage notes receivable, due to declining balances resulting from collections in 2003 and 2004. Offsetting this decrease was higher interest earned on funds held for reinvestment through the like-kind exchange process.

Higher costs associated with stock options, due to a rise in the Company's stock price, along with higher compensation expense and corporate governance costs resulted in an 11% increase in general and administrative expenses in 2004 when compared to 2003.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  ------------------------------------------------------------
         AND RESULTS OF OPERATIONS(CONTINUED)
         ------------------------------------
SUMMARY OF 2003 OPERATING RESULTS
---------------------------------
During 2003, the Company generated earnings of $13,194,395, equivalent to $2.35 per share. These profits represent a 42% increase over 2002's net income totaling $9,285,841, equivalent to $1.65 per share. The favorable results were generated on a 40% increase in profits from commercial land sales coupled with a 61% improvement in bottom line results from income properties.

The following is the calculation of EBDDT.

                                                      Year Ended
                                              --------------------------
                                              December 31,   December 31,
                                                 2003            2002
                                              -----------     ----------
              Net Income                      $13,194,395    $ 9,285,841
               Add Back:
               Depreciation & Amortization      1,120,153        806,842
               Deferred Taxes                   8,500,771      5,970,949
                                               ----------     ----------
Earnings Before Depreciation, Amortization
 and Deferred Taxes                           $22,815,319    $16,063,632
                                               ==========     ==========

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

RESULTS OF OPERATIONS
2003 Compared to 2002

REAL ESTATE OPERATIONS
----------------------
REAL ESTATE SALES. Profits from real estate sales totaled $22,774,040 for the year ended December 31, 2003. These profits represented a 39% increase over 2002's profits from real estate sales amounting to $16,349,512. During 2003, 653 acres of land were sold compared to 621 acres of land sold during 2002's calendar year. Prices for property vary from property to property based on location, use and other factors. The average price increase per acre was the primary cause of a 24% increase in land sales revenues to $25,495,664 for 2003. During 2003, the average sales price per acre of land sold increased to $39,091 from $31,390 in 2002.

INCOME PROPERTIES. For the twelve months of 2003, profits from income properties totaled $2,681,542 on revenues amounting to $3,276,062. These profits and revenues represented increases of 61% and 59%, respectively, when compared to 2002 results. These significantly improved results were the result of the addition of five new income properties during 2003 and one new property during the fourth quarter of 2002. Income properties costs and expenses increased 49% to $594,520 for 2003 due to higher depreciation on the addition of the new properties.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  ------------------------------------------------------------
         AND RESULTS OF OPERATIONS(CONTINUED)
         ------------------------------------
REAL ESTATE OPERATIONS (CONTINUED)
----------------------------------
GOLF OPERATIONS. Bottom line results from golf operations improved 6% to a loss of $1,185,364 for calendar year 2003. This loss compared to 2002's loss of $1,263,847. Revenues from golf operations gained 3% with both golf activities and food and beverage activities contributing to the increase. The average rate per round played increased 7% for the year, while the number of rounds played declined 5%. Golf costs and expenses rose 1% when compared to the prior year. This increase was attributed to higher food and beverage volume along with increased insurance and land lease expenses.

GENERAL, CORPORATE AND OTHER. The Company recognized $631,875 from the release of subsurface rights on 8,909 acres during 2003. This compared to profits on the sale of other real estate interest totaling $150,865 during 2002's calendar year on the sale of 7 acres of land and the release of subsurface rights on 2 acres of property.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At December 31, 2004, the Company had cash of $273,911 in addition to $27,717,882 of restricted cash which was being held by a qualified intermediary for completion of like-kind exchange transactions. This cash and restricted cash represents an increase of $7,606,485 over the amounts held at December 31, 2003. The funds were primarily generated from sales of real estate and other operating activities during the year. Cash used in investing activities during the year totaled $30,528,138. This use of funds included $22,418,266 for the acquisition of property, plant and equipment, including the acquisition of the 5 new income properties and the related intangible asset associated with leases in place and the addition of $8,358,784 of cash restricted for reinvestment. Financing activities used cash totaling $2,859,466 during 2004, with debt reduction accounting for $1,412,975 and the payment of dividends equivalent to $.26 per share using funds amounting to $1,464,771.

At December 31, 2004, the Company had notes payable outstanding of $8,716,976, with no borrowings outstanding on the Company's $10,000,000 revolving line of credit and $7,516,976 outstanding on a 10-year term loan, which is secured by approximately 3,000 acres of the Company's most westerly Daytona Beach lands. The remaining $1,200,000 note payable is on a mortgage note, which becomes due in the fourth quarter of 2005. Although the line of credit had no borrowings outstanding at year end 2004, letters of credit totaling $947,575 reserved capacity under the line leaving borrowing capacity of $9,052,425 available on the line of credit at December 31, 2004.

At December 31, 2004, the Company is in compliance with all debt covenants.

Capital requirements for 2005 approximate $4,000,000 in addition to funds to be invested into income properties. These funds are

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  ------------------------------------------------------------
         AND RESULTS OF OPERATIONS(CONTINUED)
         ------------------------------------
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------------------
projected to be expended primarily for roads and development costs on the Company's core Daytona Beach area lands. During January 2005, the Company closed on the purchase of a Lowe's Home Improvement Center located in Lexington, North Carolina, at a cost of $10,150,000. Also in January of 2005, the Company received back $1,596,075 in funds which were being held for reinvestment, as the Company was unable to acquire investment property which met its criteria. As is the case with all funds held for reinvestment through the like-kind exchange process, the deferred gains become taxable if the funds are not reinvested within the required time.

Capital to fund the planned expenditures in 2005 is expected to be provided from cash and investment securities, as they mature, operating activities and current financing sources in place. The Company also has the ability to borrow on a non-recourse basis against its existing income properties which are all free of debt as of this date. As additional funds become available through qualified sales, the Company expects to invest in additional real estate opportunities.

CONTRACTUAL OBLIGATIONS
-----------------------
As of December 31, 2004, the Company had the following contractual obligations:
                                           Less                             More
                                           Than 1     1-3        3-5        Than 5
Contractual Obligations        Total       Year       Years      Years      Years
-----------------------      ----------  ---------  ---------  ---------  -----------
Long-Term Debt              $12,427,687 $ 2,054,380 $1,529,397 $1,544,904 $ 7,299,006
Operating Leases              8,324,064     510,173    943,326    835,565   6,035,000
Income Properties
 Purchase Contracts          10,150,000  10,150,000         --         --          --
                             ----------  ----------  ---------  ---------  ----------
 Total                      $30,901,751 $12,714,553 $2,472,723 $2,380,469 $13,334,006
                             ==========  ==========  =========  =========  ==========

CRITICAL ACCOUNTING POLICIES
----------------------------
The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate." The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS No. 66, or the Company retains some form of continuing involvement with the property. Income of $1,131,135 was deferred for the year ended December 31, 2003, as the initial payment did not meet the criteria established under SFAS No. 66. Deferral of this income and the related note receivable was reversed in 2004 as the buyer did not meet its obligations under the purchase agreement.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has reviewed the recoverability of long-lived assets, including real estate and development and property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may or may not be recoverable. Real estate and development is evaluated for impairment by estimating sales prices less costs to sell. Impairment on income properties and other property, plant, and equipment is measured using an undiscounted cash flow approach. There has been no material impairment of long-lived assets reflected in the consolidated financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  ------------------------------------------------------------
         AND RESULTS OF OPERATIONS(CONTINUED)
         ------------------------------------
At the time the Company's debt was refinanced, the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133." The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss. The Company measures the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability. This measure resulted in no ineffectiveness for the two years ended December 31, 2004. A liability in the amount of $852,773 and $992,580 at December 31, 2004 and 2003 has been established on the Company's balance sheet. The change in fair value, net of applicable taxes, in the amount of $523,817 and $609,694 at December 31, 2004 and 2003, respectively, has been recorded as accumulated other comprehensive loss, a component of shareholders' equity.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   AND FINANCIAL DISCLOSURES
         ----------------------------------------------------------
There were no disagreements with accountants on accounting and financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES
-------  -----------------------
DISCLOSURE CONTROLS AND PROCEDURES
----------------------------------
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-5(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------------------
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control-Integrated Framework. Based on management's assessment and those criteria, management believes that the Company's maintained effective internal control over financial reporting as of December 31, 2004.

The Company's independent auditors have issued an attestation report on management's assessment of the Company's internal control over financial reporting. This report appears on page F-3.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------
There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a- 15(f) or 15d-15(f) of the Securities Exchange Act of 1934) during the fourth fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS
-----------------------------------------------------
The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.  OTHER INFORMATION
-------   -----------------
None.

                             PART III

The information required by Items 10, 11, 12, 13, and 14 is incorporated herein by reference to the Company's 2005 annual meeting proxy statement pursuant to Instruction G to Form 10-K. On March 25, 2005, the Company anticipates filing with the Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934, its definitive proxy statement to be used in connection with its 2005 annual meeting of shareholders at which directors will be elected for the ensuing year.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
The executive officers of the Company, their ages at January 31, 2005, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

   William H. McMunn, 58, president of the Company since January 2000 and chief executive officer since April 2001; chief operating officer of the Company from January 2000 to April 2001; president, Indigo Development Inc., a subsidiary of the Company, since
    December 1990.

   Bruce W. Teeters, 59, senior vice president-finance and treasurer, since January 1988.

   Robert F. Apgar, 57, senior vice president-general counsel since
    January 2003; assistant corporate secretary, since February 2002; and vice president-general counsel from December 1990 to January 2003.

All of the above are elected annually as provided in the By-laws.

                               PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
-------   ------------------------------------------------------------
1.  FINANCIAL STATEMENTS
    --------------------
    The following financial statements are filed as part of this report:

                                                           Page No.
                                                       --------------
    Reports of Independent Registered Public                 F-2
     Accounting Firm

    Consolidated Balance Sheets as of December 31,
     2004 and 2003                                           F-5

    Consolidated Statements of Income for the
     three years ended December 31, 2004                     F-6

    Consolidated Statements of Shareholders' Equity
     and Comprehensive Income for the three years ended
     December 31, 2004                                       F-7

    Consolidated Statements of Cash Flows for the three
     years ended December 31, 2004                           F-8

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


                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                         CONSOLIDATED-TOMOKA LAND CO.
                                                 (Registrant)


3/14/05                                  By: /s/ William H. McMunn
                                             ---------------------
                                             William H. McMunn
                                             President and Chief
                                             Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


3/14/05     Chairman of the Board
            and Director                 By: /s/ Bob D. Allen
                                             ----------------------

3/14/05     President and Chief Executive
            Officer (Principal Executive
            Officer) and Director            /s/ William H. McMunn
                                             ----------------------

3/14/05     Senior Vice President-Finance,
            Treasurer (Principal Financial
            and Accounting Officer)
                                             /s/ Bruce W. Teeters
                                             ----------------------


3/14/05     Director                         /s/ John C. Adams, Jr.
                                             ----------------------


3/14/05     Director                         /s/ William J. Voges
                                             ----------------------

3/14/05     Director                         /s/ Gerald L. DeGood
                                             ----------------------

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549











                                EXHIBITS

                                   TO

                                FORM 10-K





             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                       COMMISSION FILE NO. 0-5556





                      CONSOLIDATED-TOMOKA LAND CO.

        (Exact name of registrant as specified in the charter)

                           EXHIBIT INDEX
                                                             Page No.
(2.1) Agreement of Merger and Plan of Merger and Reorganization dated April 28, 1993 between Consolidated-Tomoka Land Co.
       and CTLC, Inc. filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and
       incorporated by this reference.                              *
(2.2) Certificate of Merger dated April 28, 1993 filed with the registrant's Quarterly Report on Form 10-Q for the quarter
       ended March 31, 1993 and incorporated by this reference.     *
(3.1) Articles of Incorporation of CTLC, Inc. dated February 26, 1993 and Amended Articles of Incorporation dated March 30, 1993 filed with the registrant's Quarterly Report on Form
       10-Q for the quarter ended March 31, 1993 and incorporated
       by this reference.                                           *
(3.2) By-laws of CTLC, Inc. filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993
       and incorporated by this reference.                          *
 10    Material Contracts:
(10.1) The Consolidated-Tomoka Land Co. Unfunded Deferred
       Compensation Plan filed with the registrant's Quarterly
       Report on Form 10-Q for the quarter ended June 30, 1981
       and incorporated by this reference.                          *
(10.2) The Consolidated-Tomoka Land Co. Unfunded Deferred
       Compensation Plan executed on October 25, 1982 filed with
       the registrant's Annual Report on Form 10-K for the year
       ended December 31, 1982 and incorporated by this reference. * (10.3) The Consolidated-Tomoka Land Co. 2001 Stock Option Plan
       effective April 25, 2001, filed with the Registrant's Form S-8
       filed on June 20, 2001 and incorporated by this reference.   *
(10.4) Lease Agreement dated August 28, 1997 between the City of
       Daytona Beach and Indigo International Inc., a wholly
       owned subsidiary of Consolidated-Tomoka Land Co., filed
       on Form 10-K for the year ended December 31, 1997 and
       incorporated by this reference.                              *
(10.5) Development Agreement dated August 18, 1997 between the
       City of Daytona Beach and Indigo International Inc., a
       wholly owned subsidiary of Consolidated-Tomoka Land Co.,
       filed on Form 10-K for the year ended December 31, 1997
       and incorporated by this reference.                          *
(10.6) Master Loan and Security Agreement Between Consolidated-
       Tomoka Land Co. and SunTrust Bank dated July 1, 2002,
       filed on Form 10-Q for the quarter ended June 30, 2002
       and incorporated by this reference.                          *
(10.7) Master Loan and Security Agreement Between Consolidated-
       Tomoka Land Co. and SunTrust Bank dated May 31, 2002,
       filed on Form 10-Q for the quarter ended June 30, 2002
       and incorporated by this reference.                          *
(10.8) International Swap Dealers Association, Inc. Master
       Agreement Dated April 8, 2002, between Consolidated-
       Tomoka Land Co. and SunTrust Bank, filed on Form 10-Q
       for the quarter ended June 30, 2002 and incorporated by
       this reference.                                              *
(10.9) Confirmation of Interest Rate Transaction Dated April 9,
       2002, between Consolidated-Tomoka Land Co. and SunTrust
       Bank, filed on Form 10-Q for the quarter ended June 30,
       2002, and incorporated by this reference.                    *
(21)   Subsidiaries of the Registrant                              27
(23.2) Consent of Independent Registered Public Accounting Firm    28

------------------------

(31.1) Certification furnished pursuant to Section 302 of
       Sarbanes-Oxley Act of 2002.                                  *
(31.2) Certification furnished pursuant to Section 302 of
       Sarbanes-Oxley Act of 2002.                                  *
(32.1) Certification Pursuant to 18 U.S.C Section 1350,
       adopted Pursuant to Section 906 of the Sarbanes-
       Oxley Act of 2002.                                           *
(32.2) Certification Pursuant to 18 U.S.C. Section 1350,
       adopted Pursuant to Section 906 of the Sarbanes-
       Oxley Act of 2002.                                           *




* - Incorporated by Reference

                                       SCHEDULE III
                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                             FOR THE YEAR ENDED DECEMBER 31, 2004

<CAPTIONS>
                                                                                       COSTS CAPITALIZED
                                               INITIAL COST TO COMPANY              SUBSEQUENT TO ACQUISITION
                                      -------------------------------------------------------------------------
                                                                     BUILDINGS &
DESCRIPTION                              ENCUMBRANCES    LAND       IMPROVEMENTS   IMPROVEMENTS  CARRYING COSTS
-----------                           -------------------------------------------------------------------------
Income Properties:
 Gary Yeomans Ford, Daytona Beach, FL             -0-   $  435,121    $  743,902   $        -0-             -0-
 CVS, Tallahassee, FL                             -0-      590,800     1,595,000            -0-             -0-
 CVS, Sanford, FL                                 -0-    1,565,176     1,890,671            -0-             -0-
 Barnes & Noble, Daytona Beach, FL                -0-    1,798,600     3,803,000            -0-             -0-
 Barnes & Noble, Lakeland, FL                     -0-    1,242,300     1,884,200            -0-             -0-
 CVS, Clermont, FL                                -0-    1,493,985     1,452,823            -0-             -0-
 CVS, Sebring, FL                                 -0-    1,312,472     1,722,559            -0-             -0-
 CVS, Melbourne, FL                               -0-    1,567,788       919,186            -0-             -0-
 CVS, Sanford, FL                                 -0-    2,345,694     1,275,625            -0-             -0-
 CVS, Sebastian, FL                               -0-    2,205,708     1,288,995            -0-             -0-
 Walgreens, Palm Bay, FL                          -0-    1,102,640     3,157,360            -0-             -0-
 Walgreens, Kissimmee, FL                         -0-    1,327,847     1,770,986            -0-             -0-
 Walgreens, Orlando, FL                           -0-    2,280,841     1,148,507            -0-             -0-
 Walgreens, Clermont, FL                          -0-    3,021,665     1,269,449            -0-             -0-
 Walgreens, Apopka, FL                            -0-    2,390,532     1,354,080            -0-             -0-
 Walgreens, Powder Springs, GA                    -0-    2,668,255     1,406,160            -0-             -0-
 Walgreens, Alpharetta, GA                        -0-    3,265,623     1,406,160            -0-             -0-
 Miscellaneous                                    -0-      654,946           -0-     1,337,130              -0-
                                      -------------------------------------------------------------------------
                                                  -0-  $31,269,993   $28,088,663    $1,337,130              -0-
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
                                     ----------------------------------------------------------------------------
                                          $          $          $           $
Income Properties:
 Gary Yeomans Ford, Daytona Beach, FL  435,121    743,902  1,179,023      77,490        N/A      10/31/00   40Yrs.
 CVS, Tallahassee, FL                  590,800  1,595,000  2,185,800     162,823        N/A      12/13/00   40Yrs.
 CVS, Sanford, FL                    1,565,176  1,890,671  3,455,847     149,678        N/A      11/15/01   40Yrs.
 Barnes & Noble, Daytona Beach, FL   1,798,600  3,803,000  5,601,600     380,300        N/A      01/11/01   40Yrs.
 Barnes & Noble, Lakeland, FL        1,242,300  1,884,200  3,126,500     188,420        N/A      01/11/01   40Yrs.
 CVS, Clermont, FL                   1,493,985  1,452,823  2,946,808      77,414        N/A      11/22/02   40Yrs.
 CVS, Sebring, FL                    1,312,472  1,722,559  3,035,031      82,539        N/A      02/04/03   40Yrs.
 CVS, Melbourne, FL                  1,567,788    919,186  2,486,974      42,129        N/A      03/05/03   40Yrs.
 CVS, Sanford, FL                    2,345,694  1,275,625  3,621,319      34,469        N/A      09/17/03   40Yrs.
 CVS, Sebastian, FL                  2,205,708  1,288,995  3,494,703      21,559        N/A      04/23/04   40Yrs.
 Walgreens, Palm Bay, FL             1,102,640  3,157,360  4,260,000     282,847        N/A      06/12/04   40Yrs.
 Walgreens, Kissimmee, FL            1,327,847  1,770,986  3,098,833      84,860        N/A      02/12/03   40Yrs.
 Walgreens, Orlando, FL              2,280,841  1,148,507  3,429,348      55,033        N/A      02/13/03   40Yrs.
 Walgreens, Clermont, FL             3,021,665  1,269,449  4,291,114      18,513        N/A      05/27/04   40Yrs.
 Walgreens, Apopka, FL               2,390,532  1,354,080  3,744,612      25,389        N/A      03/29/04   40Yrs.
 Walgreens, Powder Springs, GA       2,668,255  1,406,160  4,074,415      26,366        N/A      03/31/04   40Yrs.
 Walgreens, Alpharetta, GA           3,265,623  1,406,160  4,671,783      26,366        N/A      03/31/04   40Yrs.
 Miscellaneous                       1,992,076        -0-  1,992,076     415,278    Various           N/A 5-30Yrs.
                                    --------------------------------------------
                                    32,607,123 28,088,663 60,695,786   2,151,473
                                    ============================================
                                      2004              2003             2002
                                    ----------       ----------       ----------
Cost:
 Balance at Beginning of Year      $40,427,010      $24,923,263      $21,715,945
 Improvements                       20,284,215       15,507,188        3,207,318
 Cost of Real Estate Sold          (    15,439)     (     3,441)              --
                                    --------------------------------------------
Balance at End of Year             $60,695,786      $40,427,010      $24,923,263
                                    ============================================
Accumulated Depreciation:
 Balance at Beginning of Year      $ 1,446,011      $   866,741      $   527,193
 Depreciation and Amortization         705,462          579,270          339,548
 Depreciation on Real Estate Sold           --               --               --
                                    --------------------------------------------
 Balance at End of Year            $ 2,151,473      $ 1,446,011      $   866,741
                                    ============================================

                                  SCHEDULE IV
                            CONSOLIDATED-TOMOKA LAND CO.
                           MORTGAGE LOANS ON REAL ESTATE
                                  DECEMBER 31, 2004

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

----------------------------------------------------------------------------------------------------------------
MORTGAGE N/R
SECURED BY
REAL ESTATE:

Volusia Co.     5.00%      10/04                Balloon of $1,652,472   --   $1,805,424  $1,652,473 $1,652,472(B)
Volusia Co.     7.00%      12/06    Level, Plus Balloon of $2,189,841   --    2,790,250   2,273,279        --
Volusia Co.       --       12/04                Balloon of $1,142,720   --    1,142,720          -  $1,099,322(C)
Highlands Co.     --     Various                Balloon of $   39,500   --       39,500      39,500         --
Highlands Co.   5.00%      06/05                Balloon of $  460,000   --      460,000     460,000         --

                                                                        ---------------------------------------
                                                                        --   $6,237,894  $4,425,252 $ 2,751,794
                                                                        =======================================

(A) FOR FEDERAL INCOME TAX PURPOSES, THE AGGREGATE BASIS OF THE LISTED MORTGAGES WAS $4,425,251.

(B) THE $1,652,472 NOTE WHICH WAS DELINQUENT AT DECEMBER 31, 2004, WAS RESTRUCTURED IN FEBRUARY 2005 WITH A
PRINCIPAL PAYMENT COLLECTED AT THAT TIME BRINGING THE NOTE CURRENT.

(C) THE $1,099,322 NOTE WHICH WAS DELINQUENT AT DECEMBER 31, 2004, WAS RESERVED FOR AT YEAR END.  THE PROPERTY
HELD AS SECURITY WAS TAKEN BACK IN FEBRUARY 2005 AND THE NOTE EXTINGUISHED.

(D) A RECONCILIATION OF THE CARRYING AMOUNT OF MORTGAGES FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2003,
    AND 2002 IS AS FOLLOWS:

                                                         2004         2003         2002
                                                      ---------     ---------   ----------
   BALANCE AT BEGINNING OF YEAR                      $9,150,217    $9,611,326   $9,191,679
   NEW MORTGAGE LOANS                                   469,500     1,142,720    2,066,981
   COLLECTIONS OF PRINCIPAL                          (4,095,143)   (1,603,829)  (1,647,334)
   NOTED RESERVED (C)                                (1,099,322)           --           --
                                                      ------------------------------------
   BALANCE AT END OF YEAR                            $4,425,252    $9,150,217   $9,611,326
                                                      ====================================


                              EXHIBIT 21

Subsidiaries of the Registrant

                                                   Percentage of
                                 Organized         Voting Securities
                                 Under             Owned by
                                 Laws of           Immediate Parent
                                 ------------------------------------
Consolidated-Tomoka Land Co.     Florida               --
 Indigo Group Inc.               Florida            100.0
 Indigo Group Ltd.               Florida             99.0*
 (A Limited Partnership)
 Indigo Development Inc.         Florida            100.0
 Indigo Commercial Realty Inc.   Florida            100.0
 Palms Del Mar Inc.              Florida            100.0
 Indigo International Inc.       Florida            100.0
 W. Hay Inc.                     Florida            100.0


* Consolidated-Tomoka Land Co. is the limited partner of Indigo Group Ltd., and owns 99.0% of the total partnership equity. Indigo Group Inc. is the managing general partner of the partnership and owns an additional 1.0% of the partnership equity.

All subsidiaries are included in the Consolidated Financial
Statements of the Company and its subsidiaries appearing elsewhere herein.

                          EXHIBIT 23.2

       Consent of Independent Registered Public Accounting Firm

To The Board of Directors
Consolidated-Tomoka Land Co.:

We consent to the incorporation by reference in Registration Statement Nos. 33-62679 and 333-63400 on Form S-8 of Consolidated-Tomoka Land
Co. of our reports dated March 8, 2005, with respect to the consolidated balance sheet of Consolidated-Tomoka Land Co. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the three years ended December 31, 2004, and all related financial statement schedules, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, and the effectiveness of internal control over financial reporting as of December 31, 2004, which reports appear in the December 31, 2004, annual report on Form 10-K of Consolidated-Tomoka Land Co.

Orlando, Florida
March 10, 2005

                   CONSOLIDATED-TOMOKA LAND CO.

                  INDEX TO FINANCIAL STATEMENTS


Reports of Independent Registered Public Accounting Firm          F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003      F-5

Consolidated Statements of Income for the three years ended
 December 31, 2004                                                F-6

Consolidated Statements of Shareholders' Equity and
 Comprehensive Income for the three years ended
 December 31, 2004                                                F-7

Consolidated Statements of Cash Flows for the three years
 ended December 31, 2004                                          F-8

Notes to Consolidated Financial Statements                        F-9

         Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Consolidated-Tomoka Land Co.:

We have audited the accompanying consolidated balance sheets of Consolidated-Tomoka Land Co. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules as listed in Item 15(a)2 of the 2004 annual report on Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.



Orlando, Florida
March 8, 2005

      Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Consolidated-Tomoka Land Co.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Controls over Financial Reporting, that Consolidated-Tomoka Land Co. and subsidiaries ("the Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in "Internal Control-Integrated Framework", issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in "Internal Control-Integrated Framework", issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in "Internal Control-Integrated Framework", issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 8, 2005, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

KPMG LLP



Orlando, FL
March 8, 2005

                    Consolidated Balance Sheets
                                                                  December 31,
                                                          ---------------------------
                                                              2004            2003
                                                          -----------     -----------
Assets
  Cash                                                    $   273,911    $  1,026,210
  Restricted Cash (Note 1)                                 27,717,882      19,359,098
  Investment Securities (Note 2)                            3,642,785       3,891,697
  Notes Receivable (Note 4)                                 4,425,252       9,150,217
  Land and Development Costs (Note 5)                       9,821,988      11,550,909
  Intangible Assets                                         2,726,763       1,270,307
  Other Assets                                              2,034,530       2,665,653
                                                         ------------     -----------
                                                           50,643,111      48,914,091
                                                         ------------     -----------
Property, Plant and Equipment
  Land, Timber and Subsurface Interests                     2,091,080       2,093,201
  Golf Buildings, Improvements and Equipment               11,345,915      11,277,853
  Income Properties: Land, Buildings and Improvements      58,703,711      38,442,481
  Other Building, Equipment and Land Improvements           1,228,400         954,575
                                                         ------------     -----------
     Total Property, Plant and Equipment                   73,369,106      52,768,110
  Less Accumulated Depreciation and Amortization          ( 4,791,243)    ( 3,776,223)
                                                         ------------     -----------
     Net Property, Plant and Equipment                     68,577,863      48,991,887
                                                         ------------     -----------
      Total Assets                                       $119,220,974     $97,905,978
                                                         ============     ===========
Liabilities
  Accounts Payable                                        $   405,609     $   105,922
  Accrued Liabilities                                       3,895,125       3,510,824
  Income Taxes Payable (Note 3)                               658,040          25,868
  Deferred Income Taxes (Note 3)                           25,934,475      17,344,499
  Deferred Profit (Note 1)                                         --       1,131,135
  Notes Payable (Note 6)                                    8,716,976      10,129,951
                                                          -----------     -----------
      Total Liabilities                                    39,610,225      32,248,199
                                                          -----------     -----------

SHAREHOLDERS' EQUITY
  Preferred Stock - 50,000 Shares Authorized,
   $100 Par Value; None Issued                                     --              --
  Common Stock - 25,000,000 Shares Authorized;
   $1 Par Value; 5,641,722 and 5,623,442 Shares
   Issued and Outstanding at December 31, 2004
   and 2003, Respectively                                   5,641,722       5,623,442
  Additional Paid-In Capital                                2,176,184       1,514,339
  Retained Earnings                                        72,316,660      59,129,692
  Accumulated Other Comprehensive Loss                    (   523,817)    (   609,694)
                                                         ------------     -----------
     Total Shareholders' Equity                            79,610,749      65,657,779
                                                         ------------     -----------
     Total Liabilities and Shareholders' Equity          $119,220,974     $97,905,978
                                                         ============     ===========









                  Consolidated Statements of Income

                                                              Calendar Year
                                               ------------------------------------------
                                               December 31,    December 31,   December 31,
                                                   2004          2003            2002
                                               ------------------------------------------
Income:

  Real Estate Operations:
   Real Estate Sales
    Sales and Other Income                     $32,640,020     $25,495,664    $20,626,879
    Costs and Other Expenses                   ( 7,700,775)    ( 2,721,624)   ( 4,277,367)
                                                ----------      ----------     ----------
                                                24,939,245      22,774,040     16,349,512
                                                ----------      ----------     ----------
   Income Properties
    Leasing Revenues and Other Income            4,765,723       3,276,062      2,062,552
    Costs and Other Expenses                   (   826,059)    (   594,520)   (   400,157)
                                                ----------      ----------     ----------
                                                 3,939,664       2,681,542      1,662,395
                                                ----------      ----------     ----------
   Golf Operations
    Sales and Other Income                       4,579,183       4,373,414      4,226,608
    Costs and Other Expenses                   ( 5,778,271)    ( 5,558,778)   ( 5,490,455)
                                                ----------      ----------     ----------
                                               ( 1,199,088)    ( 1,185,364)   ( 1,263,847)
                                                ----------      ----------     ----------
  Total Real Estate Operations                  27,679,821      24,270,218     16,748,060

   Profit on Sales of Other
    Real Estate Interests                          209,713         631,875        150,865

   Interest and Other Income                     1,003,707       1,114,074      1,463,820
                                                ----------      ----------     ----------
Operating Income                                28,893,241      26,016,167     18,362,745

General and Administrative Expenses             (5,073,285)    ( 4,588,034)   ( 3,407,175)
                                                ----------      ----------     ----------

Income Before Income Taxes                      23,819,956      21,428,133     14,955,570

Income Taxes (Note 3)                          ( 9,168,217)    ( 8,233,738)   ( 5,669,729)
                                                ----------      ----------     ----------
Net Income                                     $14,651,739     $13,194,395    $ 9,285,841
                                                ==========      ==========     ==========

Per Share Information (Note 10):
 Basic                                               $2.60           $2.35          $1.65
                                                ==========      ==========     ==========
 Diluted                                             $2.58           $2.33          $1.65
                                                ==========      ==========     ==========




         Consolidated Statements of Shareholders' Equity
                       and Comprehensive Income

                                                                   Accumulated
                                        Additional                 Other          Total
                          Common        Paid-In     Retained       Comprehensive  Shareholders'  Comprehensive
                          Stock         Capital     Earnings       Loss           Equity         Income
                          ---------     --------    -----------    -----------    ------------   -----------
Balance,
 December 31, 2001       $5,615,579     $758,470    $39,008,724    $        --     $45,382,773

Net Income                       --           --      9,285,841             --       9,285,841    $9,285,841

Other Comprehensive
 Income:
  Cash Flow Hedging
  Derivative, Net of Tax         --           --             --      ( 765,127)      ( 765,127)    ( 765,127)
                                                                                                  ----------
Comprehensive Income                                                                              $8,520,714
                                                                                                  ==========

Stock Options                    --       77,280             --             --          77,280

Cash Dividends
 ($.20 per share)                --           --     (1,123,116)            --      (1,123,116)

Balance,                 ----------     --------    -----------    -----------     -----------
December 31, 2002        $5,615,579     $835,750    $47,171,449    $(  765,127)    $52,857,651

Net Income                       --           --     13,194,395             --      13,194,395   $13,194,395

Other Comprehensive
 Income:
  Cash Flow Hedging
  Derivative, Net of Tax         --           --             --        155,433         155,433       155,433
                                                                                                 -----------
Comprehensive Income                                                                             $13,349,828
                                                                                                 ===========

Stock Options                 7,863      678,589             --             --         686,452

Cash Dividends
 ($.22 per share)                --           --      (1,236,152)           --      (1,236,152)
                         ----------   ----------     -----------   -----------     -----------
Balance,
 December 31, 2003       $5,623,442   $1,514,339     $59,129,692   $( 609,694)     $65,657,779

Net Income                      --            --      14,651,739            --      14,651,739   $14,651,739

Other Comprehensive
 Income:
  Cash Flow, Hedging
  Derivative, Net of Tax        --             -              --        85,877          85,877        85,877
                                                                                                  ----------
Comprehensive Income                                                                             $14,737,616
                                                                                                  ==========
Stock Options               18,280       661,845              --            --         680,125

Cash Dividends
 ($.26 per share)               --            --      (1,464,771)           --      (1,464,771)
                         ---------     ---------      ----------       -------      ----------
Balance,
 December 31, 2004      $5,641,722    $2,176,184     $72,316,660    $( 523,817)    $79,610,749
                        ==========    ==========     ===========    ==========     ===========


                 Consolidated Statements of Cash Flows

                                                               Calendar Year
                                                   --------------------------------------
                                                   December 31, December 31, December 31,
                                                       2004        2003          2002
                                                   -----------  -----------  ------------
Cash Flow from Operating Activities:
 Net Income                                       $ 14,651,739   $13,194,395  $ 9,285,841

Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
  Depreciation and Amortization                      1,344,315     1,120,153      806,842
  Loss on Sale of Property,
   Plant, and Equipment                                 31,519                     55,624
  Non-Cash Compensation                                661,845       678,589       77,280

Decrease (Increase) in Assets:
  Notes Receivable                                   4,724,965       490,459   (  395,100)
  Land and Development Costs                         1,728,921    (4,205,953)   1,735,981
  Refundable Income Taxes                                   --       815,503      596,054
  Other Assets                                         631,123     1,019,207   (1,370,720)


Increase(Decrease) in Liabilities:
  Accounts Payable                                     299,687    (  198,558)     122,768
  Accrued Liabilities                                  470,178       581,126   (2,001,735)
  Income Taxes Payable                                 632,172        25,868           --
  Deferred Profit                                   (1,131,135)    1,131,135           --
  Deferred Income Taxes                              8,589,976     8,500,771    5,970,949
                                                    ----------    ----------    ---------
    Net Cash Provided by Operating Activities       32,635,305    23,152,695   14,883,784
                                                    ----------    ----------    ---------
Cash Flow from Investing Activities:
  Acquisition of Property, Plant and Equipment     (20,829,185)  (15,589,778) ( 3,471,135)
  Intangible Assets                                ( 1,589,081)   (1,325,229)          --
  Increase in Restricted Cash for Acquisitions
   Through the Like-Kind Exchange Process          ( 8,358,784)  ( 7,019,571) (11,584,290)

  Proceeds from Calls or Maturities of
   Investment Securities                             3,447,662     2,180,465    5,666,603

  Acquisition of Investment Securities             ( 3,198,750)  ( 1,058,938) ( 5,192,775)
  Proceeds from Sale of Property, Plant and
   Equipment                                                --            --       20,900
                                                    ----------    ----------   ----------
    Net Cash Used In Investing Activities          (30,528,138)  (22,813,051) (14,560,697)
                                                    ----------    ----------   ----------
Cash Flow from Financing Activities:
  Proceeds from Notes Payable                        3,259,000     8,528,000   11,410,908
  Payments on Notes Payable                        ( 4,671,975)  ( 7,633,121) (11,633,534)
  Cash Proceeds from Exercise of Stock Options          18,280         7,863           --
  Dividends Paid                                   ( 1,464,771)  ( 1,236,152) ( 1,123,116)
                                                    ----------    ----------   ----------
    Net Cash Used In Financing Activities          ( 2,859,466)  (   333,410) ( 1,345,742)
                                                    ----------    ----------   ----------
Net (Decrease) Increase in Cash                    (   752,299)        6,234  ( 1,022,655)
Cash, Beginning of Year                              1,026,210     1,019,976    2,042,631
                                                    ----------    ----------   ----------
Cash, End of Period                               $    273,911   $ 1,026,210  $ 1,019,976
                                                    ==========    ==========   ==========

Supplemental Disclosure of Operating Activities:

In connection with the sale of real estate and income properties, the Company received, as consideration, mortgage notes receivable of $469,500, $1,142,720, and $2,087,381, for the years 2004, 2003, and
2002, respectively.

In addition, the Company received an irrevocable letter of credit totaling $191,759 as consideration for real estate sales in 2002.

Total interest paid was $692,470, $715,774, and $779,974, for the years 2004, 2003, and 2002, respectively.

No income taxes were paid or refunded in 2004.

Income taxes of $1,010,791 and $1,377,774 were refunded in 2003 and 2002, respectively.

The accompanying notes are an integral part of these consolidated statements.


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2004, 2003 and 2002

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Consolidated-Tomoka Land Co., a Florida corporation, and its wholly owned subsidiaries: Indigo Group Inc., Indigo Group Ltd., Indigo International Inc., Indigo Development Inc., W. Hay Inc. and Palms Del Mar Inc. (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS
The Company is primarily engaged, through its wholly owned subsidiaries, in the real estate industry. Real estate operations, which are primarily commercial in nature, also include residential, golf operations, income properties, leasing properties for oil and mineral exploration, and forestry operations. These operations are predominantly located in Volusia County, Florida, with various income properties owned throughout Florida and Georgia.

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

RESTRICTED CASH
The Company's qualified intermediary held $27,717,882 and $19,359,098 in escrow, for the benefit of the Company, at December 31, 2004 and 2003, respectively, to complete the purchase of income properties through the deferred tax like-kind exchange process.

In the event that such transactions are not completed, these funds will become unrestricted and deferred income taxes in the amount of $9,247,682, on the like-kind transactions will become currently payable.

---------------------------------------------------------------
LAND AND DEVELOPMENT COSTS
The carrying value of land and development includes the initial acquisition costs of land, improvements thereto, and other costs incidental to the acquisition or development of land. These costs are allocated to properties on a relative sales value basis and are charged to costs of sales as specific properties are sold. Due to the nature of the business, land and development costs have been classified as an operating activity on the consolidated statement of cash flows.

Interest of $61,946 and $71,514 was capitalized to land and development during 2004 and 2003, respectively. No real estate taxes were capitalized for either period.

INTANGIBLE ASSETS
Intangible assets consist of the market lease value associated with single-tenant income properties owned by the Company. This value is amortized over the remaining term of the lease at the time the properties are purchased. At December 31, 2004, the market lease value totaled $2,726,763, which was net of accumulated amortization of $132,624 for 2004. At December 31, 2003, the market lease value totaled $1,270,307, which is net of amortization of $54,922 for 2003.

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

The amount of depreciation and amortization of property, plant, and equipment, exclusive of depreciation related to intangible assets, recognized for the years 2004, 2003 and 2002 was $1,211,691, $1,065,231, and $806,842, respectively.

The range of estimated useful lives for property, plant and equipment is as follows:

   Golf Buildings and Improvements             10-40 Years
   Golf Equipment                               5-10 Years
   Income Properties Buildings and Improvements   40 Years
   Other Furnishings and Equipment              5-25 Years

LONG-LIVED ASSETS
The Company has reviewed the recoverability of long-lived assets, including real estate held for development and sale, and property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There has been no material impairment of long-lived assets reflected in the consolidated financial statements for the three years ended December 31, 2004.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting For the Disposal or Impairment of Long-Lived Assets."
SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and requires that one accounting impairment model be used for long-lived assets to be disposed of by sales, whether previously held and used or

---------------------------------------------------------------
newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. There were no adjustments from the adoption of SFAS No. 144 for the year ended December 31, 2002.

SALE OF REAL ESTATE
The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate." The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS No. 66, or the Company retains some form of continuing involvement in the property. Income of $1,131,135 was deferred for the year ended December 31, 2003, as the initial payment did not meet the criteria established under SFAS No. 66. No income was deferred for the years ended December 31, 2004 and 2002.

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

UNFUNDED DEFERRED COMPENSATION PLANS
The Company maintains two unfunded deferred compensation plans. One plan is established for the Board of Directors of the Company, with the second plan established for the officers and key employees of the Company. Under the plans, any member of the Board of Directors, officer or key employee may elect to defer all or a portion of their compensation. The amount of deferred compensation shall increase annually by an amount which is equal to interest on the deferred compensation at the rate of return earned by the Company on its short-term investments. Compensation credited to a participant shall be deferred until such participant ceases to be a member of the Board of Directors, officer or key employee, at which time the amounts accumulated shall be distributed in the manner elected. The plans are non-qualified plans as defined by the Internal Revenue Service. The amount of deferred compensation reflected in accrued liabilities on the consolidated balance sheets at December 31, 2004 and 2003 was $1,503,788 and $1,386,348, respectively. Deferred compensation expense for the three years ended December 31, 2004 was $90,247, $99,046 and $135,240, respectively.

PENSION
The Company has a funded, non-contributory defined benefit pension plan covering all eligible employees. The Company's method of funding and accounting for pension costs is to fund and accrue all normal costs plus an amount necessary to amortize past service cost over a period of 30 years. (See Note 7 "Pension Plan").

STOCK OPTION PLAN
The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25,
"Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for

---------------------------------------------------------------
Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25," issued in March 2000, to account for its variable plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price, except for stock appreciation rights and other variable stock option plans.
Compensation expense relating to such variable plans shall be measured at the end of each period as the amount which the quoted market value of shares covered by a grant exceeds the option price. The Company accounts for these plans as a variable plan. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

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

Had compensation cost for these options been determined in accordance with SFAS No. 123, the Company's net earnings and earnings per share would have been as follows:

                                                   2004         2003         2002
                                                ----------   ----------    ---------
Net Income As Reported                         $14,651,739  $13,194,395   $9,285,841
 Deduct:
 Stock-Based Compensation Under Fair Value
   Based Method (Net of Income Tax)            (   221,595) (    91,353)    ( 92,480)
 Add Back:
 Stock-Based Compensation Under Intrinsic
  Value Method (Net of Income Tax)                 402,683      418,001       47,471
                                                ----------    ---------    ---------
 Pro Forma Income                              $14,832,827  $13,521,043   $9,240,832
                                                ==========   ==========    =========
Basic Earnings Per Share:
  As Reported                                        $2.60        $2.35        $1.65
  Pro Forma                                          $2.63        $2.41        $1.65
Diluted Earnings Per Share:
  As Reported                                        $2.58        $2.33        $1.65
  Pro Forma                                          $2.61        $2.39        $1.64

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:
                                         2004       2003       2002
                                         ----       ----       ----
            Risk Free Interest Rate      3.22%      3.11%      4.34%
            Dividend Yield                .76%       .99%       1.0%
            Volatility                  31.68%     28.77%     29.10%
            Expected Option Life        7 years    7 years    7 years

---------------------------------------------------------------
INCOME TAXES
The Company uses the asset and liability method to account for income taxes. Deferred income taxes result primarily from the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (see Note 3, "Income Taxes").

EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share are presented in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options (see Note 10, "Earnings Per Share").

CONCENTRATION OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, investment securities, accounts receivables, and notes receivable.

A majority of the Company's income property tenants consist of CVS, Corp. and Walgreens neither of whose revenues amount to 10% of consolidated revenues, which the Company considers good credit tenants. The Company is diversifying its income property tenant mix with Barnes and Noble, the acquisition, in January 2005, of an income property with Lowe's Home Improvement Center as the tenant, and future acquisitions of other credit tenants.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of the Company's financial assets and liabilities, including cash, accounts receivable and accounts payable at December 31, 2004 and 2003, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes receivable and notes payable approximates fair value at December 31, 2004 and 2003, since the notes are at floating rates or fixed rates which approximate current market rates for notes with similar risks and maturities. The interest rate swap derivative is carried at its fair value at December 31, 2004 and 2003.

DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITY
The Company accounts for derivatives and hedging activity under Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities," and SFAS No. 138,"Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133."

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

---------------------------------------------------------------
Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item.

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

RECLASSIFICATIONS
Certain reclassifications were made to the 2003 accompanying consolidated financial statements to conform to the 2004 presentation.


NOTE 2   INVESTMENT SECURITIES
------------------------------
The Company accounts for investment securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires classification of the investment portfolio into three categories: held to maturity, trading, and available for sale. The Company classifies as held to maturity those securities which the Company has the intent and ability to hold through their stated maturity date. Investment securities, which are classified as held to maturity, are carried at cost, adjusted for amortization of premiums and accretion of discounts. Gains and losses are determined using the specific identification method. For the years ended December 31, 2004, 2003, and 2002, losses of $33,829, $722, and $25,411, respectively, were recognized on the disposition of investment securities.

Investment securities as of December 31, 2004 and 2003 are as follows:

                                                    2004       2003

                                                       ----------  ----------
Investments Held to Maturity
----------------------------
Debt Securities Issued by States
 and Political Subdivisions of States                  $3,513,541  $3,762,453
Preferred Stocks                                          129,244     129,244
                                                        ---------   ---------
Total Investments Held to Maturity                     $3,642,785  $3,891,697
                                                        =========   =========

The contractual maturities of investment securities held to maturity are as follows:

             Maturity Date                             Amount
             --------------                            ---------
             Within 1 year                            $  661,861
             1-5 Years                                 1,085,825
             6-10 Years                                  803,788
             After 10 Years                            1,091,311
                                                       ---------
                                                      $3,642,785
                                                       =========

------------------------------------------
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity securities by major security type and class of security at December 31, 2004 and 2003 were as follows:

                                                    Gross        Gross
                                                    Unrealized   Unrealized
                                        Amortized   Holding      Holding       Fair
                                        Cost        Gains        Losses        Value
                                        ---------   ----------   ----------    ---------
At December 31, 2004
 Debt Securities Issued by States
  and Political Subdivisions of States $3,513,541      $17,431    $(182,502)  $3,348,470
 Preferred Stocks                         129,244           --     ( 27,252)     101,992
                                        ---------       ------      -------    ---------
                                       $3,642,785      $17,431    $(209,754)  $3,450,462
                                        =========      =======     ========   ==========

                                                    Unrealized   Unrealized
                                        Amortized   Holding      Holding       Fair
                                        Cost        Gains        Losses        Value
                                        ---------   ----------   ----------    ---------
At December 31, 2003
 Debt Securities Issued by States
  and Political Subdivisions of States $3,762,453      $12,698    $(238,948)  $3,536,203
 Preferred Stocks                         129,244           --     ( 41,169)      88,075
                                        ---------       ------      -------    ---------
                                       $3,891,697      $12,698    $(280,117)  $3,624,278
                                        =========      =======     ========   ==========

The following tables show the Company's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003, respectively. The unrealized losses on investments in debt securities issued by states and political subdivisions of states were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.


                                Less than 12 Months      12 Months or More           Total
                               ---------------------   ---------------------  ---------------------
                               Fair       Unrealized   Fair       Unrealized  Fair       Unrealized
Held at December 31, 2004      Value      Losses       Value      Losses      Value      Losses
                               ---------  ----------   ---------  ----------  ---------  ----------
Description of Securities
  Debt Securities Issued by
   States and Political
   Subdivisions of States     $  10,457     $ 5,535  $1,931,060   $ 176,967 $1,941,517   $ 182,502
  Preferred Stocks                   --          --     101,992      27,252    101,992      27,252
                               ---------      ------  ---------     -------  ---------     -------
                              $  10,457     $ 5,535  $2,033,052   $ 204,219 $2,043,509   $ 209,754
                               =========      ======  =========     =======  =========     =======


------------------------------------------

                                Less than 12 Months      12 Months or More           Total
                               ---------------------   ---------------------  ---------------------
                               Fair       Unrealized   Fair       Unrealized  Fair       Unrealized
Held at December 31, 2003      Value      Losses       Value      Losses      Value      Losses
                               ---------  ----------   ---------  ----------  ---------  ----------
Description of Securities
  Debt Securities Issued by
   States and Political
   Subdivisions of States     $1,326,807     $29,768  $2,209,396    $209,180 $3,536,203    $238,948
  Preferred Stocks                    --          --      88,075      41,169     88,075      41,169
                               ---------      ------   ---------     -------  ---------     -------
                              $1,326,807     $29,768  $2,297,471    $250,349 $3,624,278    $280,117
                               =========      ======   =========     =======  =========     =======

NOTE 3   INCOME TAXES
---------------------
The Company accounts for income taxes under SFAS No. 109, "Accounting For Income Taxes."

The provisions for income taxes are summarized as follows:

                    2004                     2003                     2002
                    ----                     ----                     ----
             Current    Deferred      Current     Deferred       Current    Deferred
             -------------------      --------------------       -------------------
Federal     $468,143  $7,399,296     $( 24,154) $7,204,198     $(369,928) $5,218,805
State         56,169   1,244,609      (145,266)  1,198,960        68,708     752,144
             -------   ---------       -------   ---------      ---------  ---------
Total       $524,312  $8,643,905     $(169,420) $8,403,158     $(301,220) $5,970,949
             =======   =========       =======   =========       =======   =========

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

The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows:

                                                  Deferred Taxes
                                             -------------------------
                                                2004           2003
                                             ----------     ----------
Depreciation                               $(    17,491)  $(    85,799)
Sales of Real Estate                        (28,943,281)   (20,039,104)
Deferred Compensation                           580,086        534,784
Basis Difference In Consolidated
 Joint Venture                                1,069,793      1,126,402
Revolving Fund Certificates                       8,131        100,579
Charitable Contributions Carryforward           791,045        780,642
Interest Rate Swap                              328,957        382,886
Other                                         1,039,330        635,753
Less-Valuation Allowance                    (   791,045)   (   780,642)
                                             ----------     ----------
                                           $(25,934,475)  $(17,344,499)
                                             ==========     ==========

---------------------------------
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2004 and 2003, management believes it is more likely than not that a portion of the Company's deferred tax assets will not be realized. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion of all of the deferred tax assets will not be realized. As of December 31, 2004 and 2003, the valuation allowance was $791,045 and $780,642, respectively.

Following is a reconciliation of the income tax computed at the federal statutory rate of 35% for 2004, 2003 and 2002:

                                                                 Calendar Year
                                                       -----------------------------------
                                                          2004          2003        2002
                                                       ---------     ---------     -------
Income Tax Expense Computed at Federal
 Statutory Rate                                       $8,336,985    $7,499,847  $5,234,450
Increase (Decrease) Resulting from:
 State Income Tax, Net of Federal Income Tax Benefit     845,506       765,971     533,554
 Tax Exempt Interest Income                           (   66,787)   (   81,258) (   87,423)
 Adjustment to Valuation Allowance                        10,403        22,063          --
 Other Reconciling Items                                  42,110        27,115  (   10,852)
                                                       ---------     ---------     -------
Provision for Income Taxes                            $9,168,217    $8,233,738  $5,669,729
                                                       =========     =========   =========

During prior years, the Company generated a net operating loss for income tax purposes. For Federal income tax, this loss can be carried back to prior years, when the Company generated taxable income. For State income tax purposes, the net operating loss can only be carried forward against future taxable income. The Company had a net operating loss carry forward of $6,225,065 for state income tax purposes at December 31, 2004, which can be carried forward to 2020.

The Company's 2002 Federal Income Tax Return has been examined by the Internal Revenue Service ("IRS"). A "Notice of Proposed Adjustment" has been received by the Company. The IRS is questioning the deferral of gains for tax purposes on three transactions, which took place on lands within the Company's Development of Regional Impact. Nine additional 2002 sales transactions, on which the Company deferred gains were not contested by the IRS. The proposed adjustment totals approximately $7.7 million of taxable income. If the IRS prevails, the adjustment would result in federal income taxes becoming currently due, in the amount of approximately $2.7 million. The adjustment would not have an impact on earnings as it would be a balance sheet reclassification from deferred income taxes payable to current income taxes payable. The Company and its tax advisors believe that the income tax treatment for these transactions was appropriate and are disputing the proposed adjustment.

NOTE 4   NOTES RECEIVABLE
-------------------------
Notes Receivable consisted of the following:

                                                                      December 31,
                                                                -------------------------
                                                                    2004         2003
                                                                -------------------------
MORTGAGE NOTES RECEIVABLE
 Various notes with interest rates ranging from 5.00% to
  7.00% with payments due from 2005 through 2006.
  Collateralized by real estate mortgages held by the Company    $4,385,752    $7,977,497

 Various Notes with Interest at 0%
  Due in 2005                                                        39,500     1,172,720
                                                                  ----------   ----------

 Total Notes Receivable                                          $4,425,252    $9,150,217
                                                                  =========     =========

The required annual principal receipts are as follows:

         Year ending December 31,                Amount
         ----------------------------------------------
         2005                               $ 2,235,411
         2006                                 2,189,841
                                             ----------
                                            $ 4,425,252
                                             ==========

A $1,652,472 mortgage note receivable was delinquent at December 31, 2004. The note was restructured in February 2005, with a principal payment made at that time, bringing the note current. Additionally, a $1,099,322 mortgage note receivable was delinquent and fully reserved for at December 31, 2004. The property held as security for the note was taken back by the Company in February 2005 with the note being extinguished at that time.

NOTE 5   LAND AND DEVELOPMENT COSTS
-----------------------------------
Real estate held for development at December 31, 2004 and 2003 is summarized as follows:

                                               December 31,
                                       ---------------------------
                                         2004              2003
                                       ---------------------------
Undeveloped Land                      $ 1,002,370      $ 1,002,370
Land and Development                    8,722,593       10,451,514
Completed Houses                           97,025           97,025
                                       ----------       ----------
                                      $ 9,821,988      $11,550,909
                                       ==========       ==========

NOTE 6   NOTES PAYABLE
----------------------
Notes Payable consisted of the following:

                                                                       December 31,
                                                               --------------------------
                                                                    2004         2003
                                                               --------------------------
MORTGAGE NOTES PAYABLE
 Mortgage notes payable are collateralized by real estate
  mortgages held by the respective lenders.  As of
  December 31, 2004 and 2003, mortgage notes payable
  consisted of the following:

 Payable monthly based on 20-year amortization,
  interest floating based on the 30-day LIBOR Market Index
  rate plus 1.25%.  Principal balance due July 2012             $7,516,976    $ 7,720,866
 (See discussion of interest rate swap)

 Interest payable quarterly at 10%, principal and outstanding
  interest due October 2005                                      1,200,000      1,200,000

LINE OF CREDIT
 A line of credit totaling $10,000,000 at December 31, 2004, expiring July 2005, with interest at the lower of the
  30-day LIBOR Market Index rate plus 1.5% or 1% below
  the prime commercial lending rate                                    --       1,209,085

                                                                ----------     ----------
                                                                $8,716,976    $10,129,951
                                                                ==========     ==========

The required annual principal payments on notes payable are as follows:

         Year Ending December 31,              Amount
         --------------------------------------------
         2005                             $ 1,419,174
         2006                                 235,962
         2007                                 254,329
         2008                                 273,321
         2009 and Thereafter (cumulative)   6,534,190
                                           ----------
                                          $ 8,716,976
                                           ==========

Interest expense was $692,470, $715,774, and $779,974 for 2004, 2003, and 2002, respectively.

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

----------------------------------
The change in the fair value of the interest rate swap, from its inception, has resulted in the recording of an accrued liability in the amount of $852,773 and $992,580 at December 31, 2004 and 2003,
respectively. The cumulative change in fair value, net of applicable taxes, in the amount of $523,817 and $609,694 at December 31, 2004 and 2003, respectively, has been recorded as accumulated other comprehensive loss, a component of shareholders' equity. This activity represents a non-cash transaction.

In addition, the Company has placed its unsecured $10,000,000 revolving line of credit with the same financing source. There was no outstanding balance on the line of credit at December 31, 2004. The line of credit agreement contains restrictive covenants in regards to debt service coverage ratio and minimum liquidity, both of which have been met as of and for the periods ended December 31, 2004 and 2003. The Company had letters of credit outstanding totaling $947,575 and $2,576,942 at December 31, 2004 and 2003, respectively. These letters of credit reserve capacity under the line of credit and guarantee development work will be completed. The balance available to borrow on the line of credit was $9,052,425 and $6,213,973 at December 31, 2004 and 2003, respectively. The Company is in compliance with all debt covenants.

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

The Company's net periodic pension cost included the following components:
                                                                  December 31,
                                                       ---------------------------------
                                                         2004         2003        2002
                                                       --------     -------     --------
Service Cost                                           $227,953    $192,179     $182,503
Interest Cost on Projected Benefit Obligation           309,663     300,656      311,793
Actual Return on Plan Assets                           (654,431)   (894,153)    ( 32,453)
Net Amortization                                        223,938     510,320     (405,033)
                                                        -------     -------      -------
Net Periodic Pension Cost                              $107,123    $109,002     $ 56,810
                                                        =======     =======      =======
The change in projected benefit obligation is as follows:
                                                                      December 31,
                                                                ------------------------
                                                                   2004          2003
                                                                ------------------------
Benefit Obligation at Beginning of Year                        $ 5,026,413   $ 4,749,486
Service Cost                                                       227,953       192,179
Interest Cost                                                      309,663       300,656
Actuarial Loss                                                     288,382       159,361
Benefits and Plan Expenses Paid                                 (  316,771)   (  375,269)
                                                                  --------     ---------
  Benefit Obligation at End of Year                            $ 5,535,640   $ 5,026,413
                                                                 =========     =========
The change in plan assets is as follows:
 Fair Value of Plan Assets at Beginning of Year                $ 5,089,576   $ 4,570,692
 Actual Return on Plan Assets                                      654,431       894,153
 Employer Contribution                                                  --            --
 Plan Expenses Paid                                             (   85,601)   (   78,722)
Benefits Paid                                                   (  231,170)   (  296,547)
                                                                  --------     ---------
  Fair Value of Plan Assets at End of Year                     $ 5,427,236   $ 5,089,576
                                                                 =========     =========
The accrued pension asset consists of the following:
 Plan (Liability) Assets in Excess of Projected
  Benefit Obligation                                           $(  108,404)  $     63,163
 Unrecognized Prior Service Cost                                   183,439        204,657
 Unrecognized Net Loss                                          (   13,638)     (  91,813)
 Unrecognized Transition Obligation                             (   52,930)     (  60,417)
                                                                  --------      ---------
  Prepaid Pension Asset                                        $     8,467   $    115,590
                                                                  ========      =========

--------------------------------
Accumulated benefits obligation as of December 31, 2004 and 2003, was $5,041,180 and $4,545,011, respectively.

The actuarial assumptions made to determine the projected benefit obligation and the fair value of plan assets are as follows:

                                                     December 31,
                                                    ------------
                                                    2004    2003
                                                    ----    ----
         Weighted Average Discount Rate             6.0%    6.0%
         Weighted Average Asset Rate of Return      9.0%    9.0%
         Compensation Scale                         5.0%    5.0%


OTHER PENSION PLAN DISCLOSURE INFORMATION
-----------------------------------------
Amortization Periods:

  The transition liability (asset) re-established in January 1, 2001 is being amortized in level amounts over 11.07 years.

  The excess of the unrecognized (gain) or loss (if any) over the larger of 10% of the projected benefit obligation or 10% of the market related value of assets is amortized in level amounts over
  13.03 years.

  The prior service cost re-established on January 1, 2001 is being amortized in level amounts over 11.07 years.

  The prior service cost established on January 1, 2002 is being amortized in level amounts over 11.67 years.

Funding Policy:

  Periodic employer contributions are made in conformance with minimum funding requirements and maximum deductible limitations.

Benefit Payments and Other Disbursements:

  During the measurement period, disbursements from plan assets were as follows:

            Benefit Payments                      $231,170
            Administrative Expenses                 85,601
                                                   -------
            Total                                 $316,771
                                                   =======
Unrecognized (Gain) or Loss:

  The unrecognized (gain) or loss determined subsequent to last year's measurement date is determined as follows:

     Liability loss determined from the
      January 1, 2004 census and included
      this year's net periodic cost:             $ 288,382

     Asset gain occurring over the
      measurement period:                         (210,207)
                                                   -------
       Total unrecognized loss:                  $  78,175
                                                   =======

--------------------------------
Plan Assets:

 The plan's weighted average asset allocations at December 31, 2004 and December 31, 2003 by asset category are as follows:

                               December 31, 2004   December 31, 2003
                               -----------------   -----------------

  Equity Securities:                   47%                51%
  Fixed Income Securities:             41%                41%
  Cash and Money Market Funds:          9%                 8%
  REIT's                                3%                 0%
                                      ---                ---
  Total                               100%               100%
                                      ===                ===

Cash Flows:
  Contributions

     The Company expects the plan to be fully funded for 2005. As a result, no contribution is anticipated during this period.

  Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service as appropriate, are expected to be paid.

                                    2005        $  268,800
                                    2006           269,900
                                    2007           276,700
                                    2008           296,500
                                    2009           302,700
                              Years 2010-2014   $2,856,800

  The following assumptions have been made regarding estimated benefit payments:

     All currently retired participants survive through 2014.

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

----------------------------------------------------------------------
The Company recognizes post-retirement expenses in accordance with adopted SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," which requires that expected costs of post-retirement benefits be charged to expense during the years the employees render service. The Company elected to amortize the unfunded obligation measured at adoption of SFAS No. 106 over a period of 20 years. The effect of this amortization expense recognized for each of the three years ended December 31, 2004 was $36,000. The accrued post-retirement benefit cost reflected in the consolidated balance sheet at December 31, 2004 and 2003 was $99,800 and $125,232, respectively.


NOTE 9  STOCK OPTION PLAN
-------------------------
The Company maintains a stock option plan ("the Plan") pursuant to which 500,000 shares of the Company's common stock may be issued. The Plan in place was approved at the April 25, 2001 Shareholders' meeting. Under the Plan, the option exercise price equals the stock market price on the date of grant. The options vest over five years and all expire after ten years. The Plan provides for the grant of
(1) incentive stock options, which satisfy the requirements of Internal Revenue Code (IRC) Section 422, and (2) non-qualified options which are not entitled to favorable tax treatment under IRC Section
422. No optionee may exercise incentive stock options in any calendar year for shares of common stock having a total market value of more than $100,000 on the date of grant (subject to certain carryover provisions). In connection with the grant of non-qualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock equal to a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise.

A summary of the status of the Company's stock options for the three years ended December 31, 2004 and changes during the years then ended is as follows:

                                         2004               2003              2002
                                    ----------------  ----------------  -----------------
                                             Wtd Avg           Wtd Avg            Wtd Avg
                                    Shares  Ex Price   Shares Ex Price   Shares  Ex Price
                                    ------- --------  ------- --------   ------- --------
Outstanding at beginning of year    134,400   $17.31   94,000   $17.31    46,000   $14.45
Granted                              58,000   $31.64   58,000   $20.12    48,000   $20.05
Exercised                           (38,000)  $18.59  (17,600)  $14.70        --       --
Expired                                  --       --       --       --        --       --
                                    -------    -----   ------   ------   -------   ------
Outstanding at end of year          154,400   $23.74  134,400   $18.86    94,000   $17.31
                                    =======    =====   ======    =====   =======    =====
Exercisable at end of year            2,800   $19.30   10,400   $19.19     9,200   $14.45
                                     ======    =====   ======    =====   =======    =====
Weighted average fair value of
 options granted during the year     $11.51             $6.56              $7.16
                                     ======            ======            =======

Stock appreciation rights totaling 58,000, 58,000 and 48,000 were issued in 2004, 2003, and 2002, respectively. Stock appreciation rights outstanding at December 31, 2004, 2003, and 2002 were 154,400, 134,400, and 94,000, respectively.

-------------------------------------
Of the 154,400 options outstanding at December 31, 2004, 2,800 of them were exercisable and they had a contractual life of 7.97 years.

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

                                                      2004          2003          2002
                                                   ---------     ---------      ---------
Income Available to Common Shareholders:
Net Income                                       $14,651,739   $13,194,395     $9,285,841
                                                   =========     =========      =========
Weighted Average Shares Outstanding                5,635,204     5,619,245      5,615,579
Common Shares Applicable to Stock Options Using
 the Treasury Stock Method                            53,969        34,123         11,542
                                                   ---------     ---------      ---------
  Total Shares Applicable to Diluted Earnings
    Per Share                                      5,689,173     5,653,368      5,627,121
                                                   =========     =========      =========
Earnings Per Share
   Basic                                               $2.60         $2.35          $1.65
                                                        ====          ====           ====
   Diluted                                             $2.58         $2.33          $1.65
                                                        ====          ====           ====

NOTE 11  COMMITMENTS AND CONTINGENCIES
--------------------------------------
The Company leases certain equipment, land and improvements under operating leases.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2004, are summarized as follows:

         Year Ending December 31,                    Amounts
         -----------------------                    --------
         2005                                     $  510,173
         2006                                        503,996
         2007                                        439,330
         2008                                        527,619
         2009                                        307,946
         2010 and Thereafter (Cumulative)          6,035,000
                                                   ---------
                                                  $8,324,064
                                                   =========

Rental expense under all operating leases amounted to $608,325, $512,057, and $501,707, for the years ended December 31, 2004, 2003, and 2002, respectively.

Additionally, the Company, as lessor, leases certain land, buildings and improvements under operating leases.

Minimum future rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2004, are summarized as follows:

         Year Ending December 31,                      Amounts
         -----------------------                   -----------
         2005                                      $ 5,005,351
         2006                                        5,042,180
         2007                                        5,045,174
         2008                                        5,037,989
         2009                                        5,035,571
         2010 and Thereafter (Cumulative)           53,077,718
                                                   -----------
                                                   $78,243,983
                                                   ===========

Rental income under all operating leases amounted to $4,762,172, $3,275,342, and $2,061,833, for the years ended December 31, 2004,
2003, and 2002, respectively.


NOTE 12  BUSINESS SEGMENT DATA
-----------------------------------------
The Company primarily operates in three business segments: real estate, income properties and golf. Real estate operations include commercial real estate, real estate development, residential, leasing properties for oil and mineral exploration, and forestry operations.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company's reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge and skills.

-----------------------------------------
Information about the Company's operations in different segments for each of the three years ended December 31 is as follows (amounts in thousands):

                                        2004              2003               2002
                                      --------------------------------------------
Revenues:
 Real Estate                         $ 32,640            $25,496           $20,627
 Income Properties                      4,766              3,276             2,062
 Golf                                   4,579              4,373             4,227
 General, Corporate and Other           1,213              1,746             1,615
                                       ------             ------            ------
                                     $ 43,198            $34,891           $28,531
                                       ======             ======            ======
Income (Loss):
 Real Estate                         $ 24,939            $22,774           $16,350
 Income Properties                      3,940              2,681             1,662
 Golf                                 ( 1,199)            (1,185)           (1,264)
 General, Corporate and Other         ( 3,860)            (2,842)           (1,792)
                                       ------             ------            ------
                                      $23,820            $21,428           $14,956
                                       ======             ======            ======
Identifiable Assets:
 Real Estate                         $ 14,446            $18,526           $15,774
 Income Properties                     62,167             41,434            25,243
 Golf                                   9,708             10,026            10,410
 General, Corporate and Other          32,900             27,920            22,899
                                       ------             ------            ------
                                     $119,221            $97,906           $74,326
                                      =======             ======            ======
Depreciation and Amortization:
 Real Estate                         $     79            $   114           $    46
 Income Properties                        785                548               330
 Golf                                     414                410               408
 General, Corporate and Other              66                 48                23
                                       ------             ------            ------
                                     $  1,344            $ 1,120           $   807
                                       ======             ======            ======
Capital Expenditures:
 Real Estate                         $    304            $    29           $   141
 Income Properties                     20,261             15,478             3,156
 Golf                                      68                 18                50
 General, Corporate and Other             196                 65               124
                                       ------             ------            ------
                                      $20,829            $15,590           $ 3,471
                                       ======             ======            ======

Income represents income (loss) from continuing operations before income taxes. Identifiable assets by industry are those assets that are used in the Company's operations in each industry. General corporate assets and assets used in the Company's other operations consist primarily of cash, investment securities, notes receivable and property, plant and equipment.

NOTE 13   RELATED PARTIES
-------------------------
William J. Voges, a director of the Company, serves as an officer and director of the Managing Member of Silver Holly Development, LLC, and serves or may serve as Trustee or Successor Trustee to its members. On December 28, 2004, Silver Holly Development, LLC , purchased 4.57 acres at a purchase price of $1,073,858 from the Company. This contract contains a provision to purchase impact fee credits (estimated $60,000 to $70,000), if needed, from the Company. This was a cash transaction at market value and on prevailing market terms and conditions.

                                 QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                         THREE MONTHS ENDED
                            March 31,                June 30,            September 30,           December 31,
                      ---------------------   ---------------------   --------------------  ----------------------
                         2004       2003        2004        2003         2004       2003       2004       2003
                      ---------  ----------   ---------  ----------   ---------  ---------  ----------  ----------
                      $          $           $          $            $          $          $           $
Income:
Real Estate Operations:
 Real Estate Sales
  Sales and Other
   Income             1,037,003   3,318,469   1,951,488     720,303  1,949,400     807,471  27,702,129 20,649,421
  Costs and Other
   Expenses          (  719,157)  ( 662,861)  ( 813,394)  ( 574,176) ( 676,455) (  443,087)( 5,491,769)(1,041,500)
                      ---------   ---------   ---------   ---------  ---------   ---------  ---------- ----------
                        317,846   2,655,608   1,138,094     146,127  1,272,945     364,384  22,210,360 19,607,921
                      ---------   ---------   ---------   ---------  ---------   ---------  ---------- ----------
Income Properties
 Leasing Revenues and
  Other Income          900,014     715,737   1,210,446     826,385  1,330,986     877,368   1,324,277    856,572
 Costs and Other
  Expenses           (  172,480) (  130,470)  ( 213,241)  ( 147,161) ( 219,327)  ( 145,132)  ( 221,011) ( 171,757)
                      ---------   ---------    --------   ---------    -------    --------   ---------   --------
                        727,534     585,267     997,205     679,224  1,111,659     732,236   1,103,266    684,815
                      ---------   ---------    --------   ---------    -------    --------   ---------   --------
Golf Operations
 Sales and Other
  Income              1,391,802   1,272,718   1,232,714   1,173,970    710,610    847,139    1,244,057  1,079,587
 Costs and Other
  Expenses           (1,411,975) (1,361,788) (1,491,551) (1,471,569)(1,303,469)(1,345,242)  (1,571,276)(1,380,179)
                      ---------   ---------   ---------   ---------  ---------   --------    ---------  ---------
                     (   20,173) (   89,070) (  258,837) (  297,599) ( 592,859)(  498,103)  (  327,219) ( 300,592)
                      ---------   ---------   ---------   ---------  ---------   --------    ---------  ---------

Total Real Estate
 Operations           1,025,207   3,151,805   1,876,462     527,752  1,791,745    598,517   22,986,407 19,992,144

Profit on Sales of
 Other Real Estate
  Interests              36,327     359,112      17,225     164,039     38,975     12,500      117,186     96,224

Interest and Other
 Income                 210,999     257,007     162,328     228,583    164,760    209,393      465,620    419,091
                      ---------   ---------    --------   ---------  ---------  ---------    --------- ----------
                      1,272,533   3,767,924   2,056,015     920,374  1,995,480    820,410   23,569,213 20,507,459
General and
 Administrative
  Expenses           (1,485,212) (  977,534) (1,262,187) (1,291,073) ( 814,493) ( 997,333) ( 1,511,393)(1,322,094)
                      ---------   ---------   ---------   ---------  ---------  ---------    ---------  ---------
Income (Loss) Before
 Income Taxes        (  212,679)  2,790,390     793,828  (  370,699) 1,180,987 (  176,923)  22,057,820 19,185,365

Income Taxes             81,640  (1,057,691)   (302,795)    138,643 (  448,452)    66,323  ( 8,498,610)(7,381,013)
                      ---------   ---------   ---------   ---------  ---------  ---------   ----------  ---------
Net Income (Loss)    (  131,039)  1,732,699     491,033   ( 232,056)   732,535 (  110,600)  13,559,210 11,804,352
                      ===========================================================================================

Per Share Information
 Basic                   $(0.02)      $0.31       $0.08      $(0.04)     $0.13     $(0.02)       $2.41      $2.10
                      ==========   =========   =========   =========  ========   =========   ==========  ========
 Diluted                 $(0.02)      $0.31       $0.08      $(0.04)     $0.13     $(0.02)       $2.39      $2.08
                      ==========   =========   =========   =========  =========  =========   ==========  ========
