Form 10-Q
period 2005-03-31
CONSOLIDATED TOMOKA LAND CO
filed 2005-05-10
CIK 23795

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       ___     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2005

       ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                        Yes   X                No
                            -----                 -----
Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Exchange Act).

                        Yes   X                No
                            ------                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Class of Common Stock                            Outstanding
                                                  May 1, 2005


   $1.00 par value                                 5,662,916

                     CONSOLIDATED-TOMOKA LAND CO.


                                 INDEX



                                                           Page No.
                                                           --------


PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements
       Consolidated Balance Sheets -
            March 31, 2005 and December 31, 2004                3

       Consolidated Statements of Income -
            Three Months Ended March 31, 2005 and 2004          4

       Consolidated Statement of Shareholders' Equity and
       Comprehensive Income
            Three Months Ended March 31, 2005                   5

       Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2005 and 2004          6

       Notes to Consolidated Financial Statements              7-10

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations     11-16

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                         16

   Item 4.  Controls and Procedures                             16

PART II -- OTHER INFORMATION                                    17

SIGNATURES                                                      18

                     CONSOLIDATED-TOMOKA LAND CO.
                      CONSOLIDATED BALANCE SHEET

                                                     (Unaudited)
                                                       March 31,    December 31,
                                                         2005           2004
                                                    ------------    -----------
ASSETS
Cash                                                $    462,966   $    273,911
Restricted Cash                                       32,110,043     27,717,882
Investment Securities                                  4,491,763      3,642,785
Notes Receivable                                       4,334,979      4,425,252
Land and Development Costs                            10,702,595      9,821,988
Intangible Assets                                      3,248,124      2,726,763
Other Assets                                           2,493,446      2,034,530
                                                      ----------     ----------
                                                    $ 57,843,916    $50,643,111
                                                      ----------     ----------
Property, Plant and Equipment:
 Land, Timber and Subsurface Interests              $  2,071,931   $  2,091,080
 Golf Buildings, Improvements and Equipment           11,363,137     11,345,915
 Income Properties Land, Buildings and Improvements   68,301,231     58,703,711
 Other Furnishings and Equipment                       1,365,112      1,228,400
                                                      ----------     ----------
  Total Property, Plant and Equipment                 83,101,411     73,369,106
Less Accumulated Depreciation and Amortization        (5,139,908)    (4,791,243)
                                                      ----------     ----------
 Net - Property, Plant and Equipment                  77,961,503     68,577,863
                                                      ----------     ----------
 TOTAL ASSETS                                       $135,805,419   $119,220,974
                                                     ===========    ===========
LIABILITIES
Accounts Payable                                    $     87,884   $    405,609
Accrued Liabilities                                    5,130,808      3,895,125
Income Taxes Payable                                   1,449,863        658,040
Deferred Income Taxes                                 30,932,964     25,934,475
Notes Payable                                          8,663,627      8,716,976
                                                      ----------     ----------
     TOTAL LIABILITIES                              $ 46,265,146   $ 39,610,225
                                                      ----------     ----------
SHAREHOLDERS' EQUITY
Common Stock                                           5,655,995      5,641,722
Additional Paid in Capital                             3,266,205      2,176,184
Retained Earnings                                     81,003,369     72,316,660
Accumulated Other Comprehensive Loss                    (385,296)      (523,817)
                                                      ----------     ----------
     TOTAL SHAREHOLDERS' EQUITY                       89,540,273     79,610,749
                                                      ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $135,805,419   $119,220,974
                                                     ===========    ===========



See accompanying Notes to Financial Statements.

                     CONSOLIDATED-TOMOKA LAND CO.
                  CONSOLIDATED STATEMENTS OF INCOME

                                                             (Unaudited)
                                                          Three Months Ended
                                                      ---------------------------
                                                       March 31,        March 31,
                                                         2005             2004
                                                      ---------------------------
                                                           $                $
INCOME:

  Real Estate Operations:
   Real Estate Sales
    Sales and Other Income                            20,187,813         1,037,003
    Costs and Other Expenses                          (3,624,054)         (719,157)
                                                      ----------         ---------
                                                      16,563,759           317,846
                                                      ----------         ---------
   Income Properties
    Leasing Revenues and Other Income                  1,437,255           900,014
    Costs and Other Expenses                            (262,637)         (172,480)
                                                      ----------         ---------
                                                       1,174,618           727,534
                                                      ----------         ---------
   Golf Operations
    Sales and Other Income                             1,457,575         1,391,802
    Costs and Other Expenses                          (1,517,549)       (1,411,975)
                                                      ----------         ---------
                                                         (59,974)          (20,173)
                                                      ----------         ---------
    Total Real Estate Operations                      17,678,403         1,025,207

  Profit on Sales of Other Real Estate Interests          23,000            36,327

  Interest and Other Income                              224,350           210,999
                                                      ----------         ---------
  Operating Income                                    17,925,753         1,272,533

General and Administrative Expenses                   (3,138,999)       (1,485,212)
                                                      ----------         ---------

Income (Loss) Before Income Taxes                     14,786,754          (212,679)
Income Taxes                                          (5,704,321)           81,640
                                                      ----------         ---------
Net Income (Loss)                                      9,082,433          (131,039)
                                                      ==========         =========
PER SHARE INFORMATION:
 Basic Income (Loss) Per Share                             $1.61            ($0.02)
                                                      ==========         =========
 Diluted Income (Loss) Per Share                           $1.59            ($0.02)
                                                      ==========         =========
 Dividends                                                 $0.07             $0.06
                                                      ==========         =========




See accompanying Notes to Financial Statements.

                        CONSOLIDATED-TOMOKA LAND CO.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME
                               (UNAUDITED)

                                                   Accumulated
                             Additional               Other        Total
                    Common     Paid-In  Retained  Comprehensive Shareholders' Comprehensive
                    Stock      Capital  Earnings     Income        Equity        Income
                    ---------  -------- ----------  ----------  ----------     -----------

Balance,
 December 31, 2004 $5,641,722 $2,176,184 $72,316,660 ($523,817)  $79,610,749

Net Income                                 9,082,433               9,082,433    9,082,433

Other Comprehensive
 Income:
 Cash Flow Hedging
  Derivative, Net
  of Tax                                               138,521       138,521      138,521
                                                                                ---------
Comprehensive Income                                                           $9,220,954
                                                                                =========
Stock Options          14,273  1,090,021                           1,104,294

Cash Dividends
 ($.07 per share)                           (395,724)               (395,724)


                    ---------  ---------  ---------- ----------  -----------
Balance,
 March 31, 2005    $5,655,995 $3,266,205 $81,003,369 ($385,296)  $89,540,273
                    =========  =========  ========== ==========  ===========


























See accompanying Notes to Financial Statements.

                    CONSOLIDATED-TOMOKA LAND CO.
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (Unaudited)
                                                                  Three Months Ended
                                                              --------------------------
                                                               March 31,       March 31,
                                                                 2005            2004
                                                              ----------     -----------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                       $  9,082,433    $    (131,039)

   Adjustments to Reconcile Net Income to Net Cash
    Provided By Operating Activities:
     Depreciation and Amortization                              399,731          285,459
     Loss on Sale of Property, Plant & Equipment                 19,148            1,410
     Non Cash Compensation                                    1,090,021          133,013

   Decrease (Increase) in Assets:
    Notes Receivable                                             90,273        2,532,299
    Land and Development Costs                                 (880,607)        (464,743)
    Other Assets                                               (458,916)         320,730

  (Decrease) Increase in Liabilities:
    Accounts Payable                                           (317,725)          77,400
    Accrued Liabilities                                       1,374,204          285,525
    Income Taxes Payable                                        791,823          256,959
    Deferred Income Taxes                                     4,998,489         (420,290)
                                                             ----------       ----------
    Net Cash Provided By Operating Activities                16,188,874        2,876,723
                                                             ----------       ----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant, and Equipment               (9,751,453)     (12,643,655)
 Intangible Assets                                             (572,427)        (932,612)
 Decrease (Increase) in Restricted Cash for Acquisitions
   Through the Like-Kind Exchange Process                    (4,392,161)      12,779,005
 Net Increase in Investment Securities                         (848,978)      (1,506,461)
                                                             ----------       ----------
  Net Cash Used In Investing Activities                     (15,565,019)      (2,303,723)
                                                             ----------       ----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable                                         --        1,349,000
 Payments on Notes Payable                                      (53,349)      (2,360,664)
 Cash Proceeds from Exercise of Stock Options                    14,273           11,220
 Dividends Paid                                                (395,724)        (337,445)
                                                             ----------       ----------
  Net Cash Used In Financing Activities                        (434,800)      (1,337,889)
                                                             ----------       ----------
Net Increase (Decrease) In Cash                                 189,055         (764,889)
Cash, Beginning of Year                                         273,911        1,026,210
                                                             ----------       ----------
Cash, End of Period                                        $    462,966     $    261,321
                                                             ==========       ==========



See accompanying Notes to Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Interim Statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been or omitted pursuant to those rules and regulations. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated format is designed to be read in conjunction with the last annual report. For further information refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

2. Common Stock and Earnings Per Share. Basic earnings per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

                                                                March 31,       March 31,
                                                                  2005            2004
                                                               ----------     ----------
Income (Loss) Available to Common Shareholder:

Net Income (Loss)                                              $9,082,433     $ (131,039)
                                                                =========      =========
Weighted Average Shares Outstanding                             5,649,799      5,629,347

Common Shares Applicable to Stock
 Options Using the Treasury Stock Method                           67,784             --
                                                                ---------      ---------
Total Shares Applicable to Diluted Earnings Per Share           5,717,583      5,629,347
                                                                =========      =========
Earnings (Loss) Per Share:

   Basic                                                            $1.61         ($0.02)
                                                                =========      =========

   Diluted                                                          $1.59         ($0.02)
                                                                =========      =========


3.  Notes Payable.  Notes payable consist of the following:

                                              March 31, 2005
                                      ------------------------------
                                                          Due Within
                                      Total               One Year
                                      ------------------------------
    $10,000,000 Line of Credit       $        --          $        --
     Mortgage Notes Payable            8,663,627            1,423,230
                                       ---------            ---------
                                     $ 8,663,627          $ 1,423,230
                                       =========            =========

   Payments applicable to reduction of principal amounts will be required as follows:


     Year Ending March 31,
     ---------------------

     2006                       $ 1,423,230
     2007                           240,326
     2008                           259,025
     2009                           278,374
     2010                           315,264
     2011 & thereafter            6,147,408
                                  ---------
                                $ 8,663,627
                                  =========

In the first three months of 2005 and 2004, interest totaled $168,075 and $173,229 respectively.

4. Stock Options. The Company applies the intrinsic value-based method of accounting for stock options to its variable stock compensation plan as allowed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment to Financial Accounting Standards Board ("FASB") Statement No. 123."

    Had compensation expense for the stock compensation plan been determined in accordance with SFAS No. 123 using the fair value-based method the Company's net income (loss) and income (loss) per share would have been as follows:

                                                     Three Months Ended
                                               March 31,           March 31,
                                                 2005                2004
                                              ------------------------------
    Net Income (Loss):
     As reported                              $ 9,082,433         $ (131,039)
     Deduct:
     Stock-Based Compensation
      Under Fair Value Based Method
      (Net of Tax)                               (208,879)           (91,822)
      Add Back:
      Stock Based Compensation
      Under Intrinsic Value Method                633,318             82,117
      (Net of Tax)
                                                ---------          ---------
    Pro Forma Income (Loss)                   $ 9,506,872         $ (140,744)
                                                =========          =========

    Income (Loss) Per Share
     As Reported
      Basic                                         $1.61             ($0.02)
      Diluted                                       $1.59             ($0.02)

     Pro Forma
      Basic                                         $1.68             ($0.02)
      Diluted                                       $1.66             ($0.02)

    In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"). This statement revises SFAS No. 123 and among other changes, requires a public entity to measure the cost of stock-based compensation on the grant date of the award at fair-value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Securities and Exchange Commission has deferred the effective date for SFAS No. 123R. Companies previously required to adopt SFAS No. 123R at the beginning of the first interim period after June 15, 2005, may now adopt the provision at the beginning of their first annual period beginning after June 15, 2005. The Company is in the process of evaluating the effect the adoption of SFAS No. 123R will have on its financial statements.

5. Pension Plan. The Company maintains a defined benefit pension plan. The pension benefits are based primarily on years of service and average compensation. The benefit formula provides for a life annuity benefit.

   Following are the components of the Net Period Benefit Cost:

                                 Three Months Ended
                               March 31,        March 31,
                                 2005             2004
                               --------         --------

Service Cost                   $  60,680       $   56,988
Interest Cost                     86,011           77,416
Expected Return on Plan Assets  (118,596)        (111,056)
Net Amortization                   3,432            3,433
                                --------        ---------
 Net Periodic Benefit Cost     $  31,527        $  26,781
                               =========        =========

   As previously disclosed in the Company's financial statements for the year ended December 31, 2004, the Company expects the plan to be fully funded for 2005. As a result, no contribution is anticipated for this period.


6. Exchange of Non-Monetary Assets. In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29 ("Statement 153"). The guidance in APB Opinion 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. Statement 153 amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of adopting Statement 153 is not expected to have a material impact on the Company's financial position or result of operations.

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

                              "Safe Harbor"

Certain statements contained in this Form 10-Q (other than the financial statements and statements of historical fact), are forward-looking statements. The words "believe," "estimate," "expect," "intend," "anticipate," "will," "could," "may," "should," "plan," "potential," "predict," "forecast," "project," and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

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

OPERATIONS OVERVIEW
-------------------
The Company is primarily engaged in real estate land sales and development, investment of proceeds from sale of its forestry land in income properties, and golf course operations. The Company has substantial land holdings in the Daytona Beach, Florida area, including its golf operations. The Company's lands are well located in the growing central Florida Interstate 4 corridor, providing an excellent opportunity for reasonably stable land sales in the near term future and following years.

With its substantial land holdings in Daytona Beach, the Company has parcels available for the entire spectrum of real estate uses. Along with land sales, the Company selectively develops parcels primarily for commercial uses. Sales and development activity on and around Company owned lands have been strong in the last three years.

During the first quarter of 2005, the Company sold approximately 120 acres to Florida Hospital, which has announced plans to construct a new hospital on the property located north of the I-95 interchange at LPGA Blvd. Also during the quarter, a 54-acre residential site was sold. These development and sales activities along with additional activities, which took place prior to 2005, including development of the Cornerstone Office Park and occupation of the first office building, development and sales within the 250-acre Gateway Commerce Park industrial and distribution park, the development of the second phase of Daytona Beach Auto Mall, the future relocation of Halifax Medical Center, along with the sale of substantially all of the remaining land within the LPGA International community, and lands west of LPGA Blvd. for a large-scale residential community, tend to create additional buyer interest and sales opportunities. A strong backlog of contracts is in place for closing in 2005 and future years. It is management's priority to convert this backlog into closings.

The Company continues, when appropriate, to utilize its strategy of investing in income properties through the like-kind exchange process with proceeds of forestry land sales qualifying for income tax deferral. At March 31, 2005, the Company had approximately $70 million invested in seventeen income properties through this process with an additional $32 million held by a qualified intermediary for investment in additional properties. In January 2005, the Company used $10.15 million of these funds to purchase a property occupied by a Lowe's Home Improvement Center located in Lexington, North Carolina. With this investment, base lease income in excess of $5.6 million will be generated annually. This income, along with additional net-lease income properties, is expected to decrease the potential for earnings volatility in future years and add to overall financial performance. The Company is now in a position to consider other forms of real estate investment to diversify and enhance potential returns.

During 2004, the Company's 2002 Federal Income Tax Return was examined by the Internal Revenue Service (IRS). A "Notice of Proposed Adjustment" has been received by the Company. The IRS is questioning the deferral of gains for tax purposes on three transactions, which took place on lands within the Company's Development of Regional Impact. Nine additional 2002 sales transactions, on which the Company deferred gains, were not contested by the IRS. The proposed adjustment totals approximately $7.7 million of taxable income. If the IRS prevails, the adjustment would result in federal income taxes becoming currently due in the amount of approximately
$2.7 million. The Company has adequate funds from cash and investments, as they mature, operating activities and current financing sources, to pay the taxes should they become currently due. The adjustment would not have an impact on earnings as it would be a balance sheet reclassification from deferred income taxes payable to current income taxes payable. The adjustment would have an impact on earnings before depreciation, amortization and deferred taxes. The Company and its tax advisors believe that the income tax treatment for these transactions was appropriate and are in the process of disputing the proposed adjustment.

RISKS AND COMPETITION
---------------------
The real estate business is subject to a number of economic factors including the impact of rising and falling interest rates, which affect the ability of purchasers to obtain financing, and population growth, which impacts supply and demand for new homes, as well as goods and services; and hence land to meet those needs. Also impacting the ability to sell land are the availability of roads and utilities, environmental impacts, density limitations, urban growth boundaries, and other factors associated with national, regional or local economic and political conditions. All of these factors have an impact on the Company's three lines of business and their success. Most directly impacted is the real estate sales and development business currently centered in the Daytona Beach market. Pricing levels and changes by the Company and its immediate competitors can affect sales, although the Company generally enjoys a competitive edge due to low costs associated with long-time land ownership and a significant ownership position in the immediate market.

RESULTS OF OPERATIONS
---------------------

Summary of Operating Results

For the three months ended March 31, 2005, the Company posted net income of $9,082,433, equivalent to $1.61 per share. These earnings compare to the loss of $131,039, equivalent to $.02 per share, recorded in 2004's first three month period. The significantly improved results can be attributed to increased profits generated on land sales and higher lease income produced from the portfolio of income properties. Somewhat offsetting these favorable impacts were high general and administrative costs primarily attributable to increased stock option expense resulting from the higher price of the Company's common stock.

The Company also uses Earnings Before Depreciation, Amortization and Deferred Taxes (EBDDT) as a performance measure. The Company's strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT:

                                                    Quarter Ended
                                        -------------------------------------
                                           March 31,               March 31,
                                              2005                   2004
                                        -------------------------------------
Net Income (Loss)                        $ 9 ,082,433             $(  131,039)
   Add Back:
   Depreciation and Amortization              399,731                 285,459
   Deferred Taxes                           4,998,489              (  420,290)
                                          -----------              ----------
Earnings Before Depreciation,
 Amortization and Deferred Taxes          $14,480,653             $(  265,870)
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

EBDDT is calculated by adding depreciation, amortization, and deferred income taxes to net income (loss) as they represent non-cash charges.

The substantial rise in EBDDT, when compared to the prior year's same period, is not only the result of the greater income generated from land sales and income properties, but is also due to the increased add back for both depreciation and amortization and deferred taxes. Depreciation and amortization increased due to the larger inventory of income properties, with the addition of five properties in the first five months of 2004 and an additional property in January 2005.
Higher deferred income taxes were generated on the deferral of gains, for income tax purposes, on two land sales during the period.

Real Estate Operations
----------------------
Real Estate Sales
-----------------
The sale of 174 acres of land during the first quarter of 2005 generated revenues and profits totaling $20,187,813 and $16,563,759, respectively. These sales included the sale of approximately 120 acres north of the I-95 interchange at LPGA Blvd. to Florida Hospital for the future site of their hospital to be constructed. During the first quarter of 2004, the sale of 8 acres of property produced profits of $317,846 on revenues totaling $1,037,003.

Income Properties
-----------------
The addition of five new properties in the first five months of 2004 and one property in 2005 to date resulted in a 60% gain in revenues and a 61% increase in profits from income properties during the first quarter of 2005 when compared to 2004's same period. Revenues and profits of $1,437,255 and $1,174,618, respectively, were generated in the first three months of 2005, with revenues and profits totaling $900,014 and $727,534, respectively, produced in 2004's same period.

Golf Operations
---------------
For the first quarter of 2005 golf operations recorded a loss of $59,974. This loss represented a slight downturn from the loss of $20,173 posted in 2004's same period, despite a 5% increase in revenues. The gain in revenues, to $1,457,575, was generated on a 7% rise in golf activities offset by a 2% decline in food and beverage revenues. The average rate per round played increased 7% for the current year three-month period over last year's first quarter, with the number of rounds played decreasing 1%. The fall in food and beverage revenues was primarily due to a decline in banquet activity. Costs and expenses from golf operations rose 7% over the prior year to $1,517,549. This increase was due to higher repair and maintenance costs combined with a rise in compensation costs.

General Corporate and Other
---------------------------
During the first quarter of 2005, the release of subsurface interests on 126 acres produced income of $23,000. For the same period of 2004 income of $36,327 was realized on releases on 462 acres.

Interest and other income rose 6% to $224,350 in 2005, with $210,999 generated in 2004's first three-month period. The gain was primarily attributed to higher interest earned on funds held for investment in income properties through like-kind exchange transactions. This gain was offset by lower interest on mortgage notes receivable due to principal collections in 2004.

General and administrative expenses totaling $3,138,999 represented a substantial increase over the prior year's general and administrative expenses amounting to $1,485,212. Significantly higher stock options expense, the result of a jump in the Company's stock price, accounted for approximately $1,500,000 of this gain. Higher compensation costs and accounting and auditing fees associated with compliance with the Sarbanes-Oxley Act also contributed to the increase.

Liquidity and Capital Resources
-------------------------------
At March 31, 2005, the Company had cash amounting to $462,966 with an additional $32,110,043 being held by a qualified intermediary for investment in income properties through the like-kind exchange process. Cash increased $189,055 during the three-month period with $16,188,874 provided from operating activities, $15,565,019 used for investing activities, and $434,800 used in financing activities.

The cash provided from operating activities principally resulted from land sales, including the deferral of the income taxes associated with the gains on the sales, and lease income.

Investing activities included the addition of property, plant and equipment totaling $10,323,880, including the purchase of the Lowe's Home Improvement Center in Lexington, North Carolina, and the value associated with the lease on the property. Also included in investing activities was a $4,392,161 increase in cash held for reinvestment in income properties. This restricted cash decreased with the purchase of one income property and increased with the addition of funds from the first quarter land sales. During the period, the Company also received funds back from the qualified intermediary in the amount of $2,419,105. These funds were funds from prior year's land sales for which the Company was unable to identify suitable properties for reinvestment.

The payment of dividends totaling $395,724, equivalent to $.07 per share, substantially accounted for the net cash used in financing activities. Additionally, notes payable was reduced $53,349 in the first quarter. Debt totaled $8,663,627 at March 31, 2005, with no balance outstanding on the unsecured revolving line of credit.

Capital requirements for the remainder of 2005, in addition to the funds to be invested in additional income properties, approximate $1,000,000. These expenditures are centered around road development and construction on the Company's core Daytona Beach area lands.
These projects will be funded from cash on hand and investment securities, as they mature, operations and existing financing sources in place. In addition to these sources, the Company has the ability to borrow against its income properties, as they are currently free of debt. As additional funds become available through qualified sales, the Company expects to invest in additional income properties.

CRITICAL ACCOUNTING POLICIES
----------------------------
The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate." The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS No. 66, or the Company retains some form of continuing involvement with the property. No income was deferred for the first three months of 2005 or 2004, as sales have met the established criteria.

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

At the time the Company's debt was refinanced, the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133." The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss. A liability in the amount of $627,261 has been established on the Company's balance sheet. The change in fair value, net of applicable taxes, since the agreement was entered into, in the amount of $385,296 at March 31, 2005, has been recorded as accumulated other comprehensive loss, a component of shareholders' equity.

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

The Company manages its debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. The Company is primarily exposed to interest rate risk on its $8,000,000 ($7,463,627 at March 31, 2005) long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management's objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective the Company entered into an interest rate swap agreement during the second quarter of 2002, which effectively fixed the interest rate paid by the Company.

ITEM 4.  CONTROLS AND PROCEDURES.
---------------------------------
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)under the Securities and Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f)under the Exchange
Act) during the first fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                     PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           There are no material pending legal proceedings to which the Company or its subsidiaries is a party.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

            (c) Purchases of equity securities by the issuer and affiliated purchasers.

               ISSUER PURCHASES OF EQUITY SECURITIES
               -------------------------------------

           Period         (a) Total (b) Average Price  (c)Total Number  (d) Maximum Number
                            Number of   Paid Per Share  of Shares       (or Approximate
                            Shares                      Purchased        Dollar Value)
                            Purchased                   as Part of       of Shares That
                                                        Publicly         May Yet Be
                                                        Announced        Purchased Under
                                                        Plans or         The Plans or
                                                        Programs         Programs
-------------------------- ----------   --------------  -------------    -----------------
January 1 - January 31, 2005       --               --             --                   --

February 1 - February 28, 2005    200          $47.465             --                   --

March 1 - March 31, 2005           --               --             --                   --
                           ----------    -------------  -------------     ----------------
Total                             200          $47.465             --                   --
                           ==========    =============  =============     ================

During February 2005, 200 shares of stock were delivered to the Company on the exercise of stock options.

Item 3 through 5.

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





                                         CONSOLIDATED-TOMOKA LAND CO.
                                                 (Registrant)



Date:  May 10, 2005                       By:/s/ William H. McMunn
                                         ----------------------------
                                         William H. McMunn, President
                                         and Chief Executive Officer




Date:  May 10, 2005                       By:/s/ Bruce W. Teeters
                                         ----------------------------
                                         Bruce W. Teeters, Senior
                                         Vice President - Finance
                                         and Treasurer