Form 10-Q
period 2005-06-30
CONSOLIDATED TOMOKA LAND CO
filed 2005-08-09
CIK 23795

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       ___     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2005

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

                        Yes   X                No
                            -----                 -----
Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Exchange Act).

                        Yes   X                No
                            ------                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Class of Common Stock                            Outstanding
                                                 August 1, 2005


   $1.00 par value                                 5,667,796

                     CONSOLIDATED-TOMOKA LAND CO.


                                 INDEX



                                                           Page No.
                                                           --------


PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements
       Consolidated Balance Sheets -
            June 30, 2005 and December 31, 2004                 3

       Consolidated Statements of Income -
            Three Months and Six Months
            Ended June 30, 2005 and 2004                        4

       Consolidated Statement of Shareholders' Equity and
         Comprehensive Income
            Three Months and Six Months
            Ended June 30, 2005 and 2004                        5

       Consolidated Statements of Cash Flows -
            Three Months and Six Months
            Ended June 30, 2005 and 2004                        6

       Notes to Consolidated Financial Statements              7-11

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations     12-18

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                         19

   Item 4.  Controls and Procedures                             19

PART II -- OTHER INFORMATION                                  20-21

SIGNATURES                                                      22

                     CONSOLIDATED-TOMOKA LAND CO.
                      CONSOLIDATED BALANCE SHEET

                                                     (Unaudited)
                                                        June 30,    December 31,
                                                         2005           2004
                                                    ------------    -----------
ASSETS
Cash                                                $  1,208,825   $    273,911
Restricted Cash                                        5,630,699     27,717,882
Investment Securities                                 16,730,505      3,642,785
Notes Receivable                                       2,763,279      4,425,252
Land and Development Costs                             9,833,866      9,821,988
Intangible Assets                                      4,247,293      2,726,763
Other Assets                                           2,274,911      2,034,530
                                                      ----------     ----------
                                                    $ 42,689,378   $ 50,643,111
                                                      ----------     ----------
Property, Plant and Equipment:
 Land, Timber and Subsurface Interests              $  2,101,209   $  2,091,080
 Golf Buildings, Improvements and Equipment           11,369,717     11,345,915
 Income Properties Land, Buildings and Improvements   84,283,743     58,703,711
 Other Furnishings and Equipment                       1,415,279      1,228,400
                                                      ----------     ----------
  Total Property, Plant and Equipment                 99,169,948     73,369,106
Less Accumulated Depreciation and Amortization        (5,504,352)    (4,791,243)
                                                      ----------     ----------
 Net - Property, Plant and Equipment                  93,665,596     68,577,863
                                                      ----------     ----------
 TOTAL ASSETS                                       $136,354,974   $119,220,974
                                                     ===========    ===========
LIABILITIES
Accounts Payable                                    $     77,008   $    405,609
Accrued Liabilities                                    6,446,748      3,895,125
Income Taxes Payable                                   1,629,659        658,040
Deferred Income Taxes                                 28,549,326     25,934,475
Notes Payable                                          8,609,293      8,716,976
                                                      ----------     ----------
     TOTAL LIABILITIES                              $ 45,312,034   $ 39,610,225
                                                      ----------     ----------
SHAREHOLDERS' EQUITY
Common Stock                                           5,667,796      5,641,722
Additional Paid in Capital                             4,421,269      2,176,184
Retained Earnings                                     81,457,902     72,316,660
Accumulated Other Comprehensive Loss                    (504,027)      (523,817)
                                                      ----------     ----------
     TOTAL SHAREHOLDERS' EQUITY                       91,042,940     79,610,749
                                                      ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $136,354,974   $119,220,974
                                                     ===========    ===========



See accompanying Notes to Financial Statements.

                     CONSOLIDATED-TOMOKA LAND CO.
                   CONSOLIDATED STATEMENTS OF INCOME

                                       (Unaudited)                   (Unaudited)
                                    Three Months Ended             Six Months Ended
                                ---------------------------     ------------------------
                                       June 30,   June 30,        June 30,       June 30,
                                        2005       2004            2005           2004
                                ---------------  ----------     -----------    ---------
                                          $           $              $            $
INCOME:

  Real Estate Operations:
   Real Estate Sales
    Sales and Other Income            3,066,213  1,951,488      23,254,026     2,988,491
    Costs and Expenses               (1,155,821)  (813,394)     (4,779,875)   (1,532,551)
                                      ---------  ---------      ----------    ----------
                                      1,910,392  1,138,094      18,474,151     1,455,940
                                      ---------  ---------      ----------    ----------
   Income Properties
    Leasing Revenues and Other Income 1,580,338  1,210,446       3,017,593     2,110,460
    Costs and Other Expenses           (310,626)  (213,241)       (573,263)     (385,721)
                                      ---------  ---------      ----------    ----------
                                      1,269,712    997,205       2,444,330     1,724,739
                                      ---------  ---------      ----------    ----------
   Golf Operations
    Sales and Other Income            1,269,644  1,232,714       2,727,219     2,624,516
    Costs and Other Expenses         (1,552,703)(1,491,551)     (3,070,252)   (2,903,526)
                                      ---------  ---------      ----------    ----------
                                       (283,059)  (258,837)       (343,033)     (279,010)
                                      ---------  ---------      ----------    ----------
    Total Real Estate Operations      2,897,045  1,876,462      20,575,448     2,901,669

  Profit on Sales of Other
        Real Estate Interests           214,733     17,225         237,733        53,552

  Interest and Other Income             244,696    162,328         469,046       373,327
                                      ---------  ---------      ----------    ----------
  Operating Income                    3,356,474  2,056,015      21,282,227     3,328,548

General and Administrative Expenses  (3,124,627)(1,262,187)     (6,263,626)   (2,747,399)
                                      ---------  ---------      ----------    ----------

Income Before Income Taxes              231,847    793,828      15,018,601       581,149
Income Tax Benefit (Expense)            619,279   (302,795)     (5,085,042)     (221,155)
                                      ---------  ---------      ----------    ----------
Net Income                              851,126    491,033       9,933,559       359,994
                                      =========  =========      ==========    ==========
PER SHARE INFORMATION:
 Basic Income Per Share                   $0.15      $0.08           $1.76         $0.06
                                      =========  =========      ==========    ==========
 Diluted Income Per Share                 $0.14      $0.08           $1.73         $0.06
                                      =========  =========      ==========    ==========
 Dividends                                $0.07      $0.06           $0.14         $0.12
                                      =========  =========      ==========    ==========


See accompanying Notes to Financial Statements.

                        CONSOLIDATED-TOMOKA LAND CO.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME
                               (UNAUDITED)

                                                   Accumulated
                             Additional               Other        Total
                    Common     Paid-In  Retained  Comprehensive Shareholders' Comprehensive
                    Stock      Capital  Earnings       Loss        Equity        Income
                    ---------  -------- ----------  ----------  ----------     -----------

Balance,
 December 31, 2004 $5,641,722 $2,176,184 $72,316,660 ($523,817)  $79,610,749

Net Income                                 9,933,559               9,933,559    9,933,559

Other Comprehensive
 Income:
 Change in
  Cash Flow Hedging
  Derivative, Net
  of Tax                                                19,790        19,790       19,790
                                                                                ---------
Comprehensive Income                                                           $9,953,349
                                                                                =========
Stock Options          26,074  2,245,085                           2,271,159

Cash Dividends
 ($.14 per share)                           (792,317)               (792,317)


                    ---------  ---------  ---------- ----------  -----------
Balance,
 June 30, 2005     $5,667,796 $4,421,269 $81,457,902 ($504,027)  $91,042,940
                    =========  =========  ========== ==========  ===========

























See accompanying Notes to Financial Statements.

                    CONSOLIDATED-TOMOKA LAND CO.
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (Unaudited)
                                                                   Six Months Ended
                                                              --------------------------
                                                                June 30,        June 30,
                                                                 2005            2004
                                                              ----------     -----------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income                                              $  9,933,559    $     359,994

   Adjustments to Reconcile Net Income to Net Cash
    Provided By Operating Activities:
     Depreciation and Amortization                              825,073          615,947
     Loss on Sale of Property, Plant & Equipment                 19,146            6,045
     Non Cash Compensation                                    2,245,085          328,086

   Decrease (Increase) in Assets:
    Notes Receivable                                          1,661,973        2,532,299
    Land and Development Costs                                  (11,878)        (864,837)
    Other Assets                                               (240,381)         366,587

  (Decrease) Increase in Liabilities:
    Accounts Payable                                           (328,601)         216,384
    Accrued Liabilities                                       2,571,413          432,579
    Income Taxes Payable                                        971,619          123,566
    Deferred Income Taxes                                     2,614,851          207,332
                                                             ----------       ----------
    Net Cash Provided By Operating Activities                20,261,859        4,323,982
                                                             ----------       ----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant, and Equipment              (25,819,990)     (20,464,529)
 Intangible Assets                                           (1,632,492)      (1,589,081)
 Decrease in Restricted Cash for Acquisitions
   Through the Like-Kind Exchange Process                    22,087,183       19,359,098
 Net (Increase) Decrease in Investment Securities           (13,087,720)         292,506
                                                             ----------       ----------
  Net Cash Used In Investing Activities                     (18,453,019)      (2,402,006)
                                                             ----------       ----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable                                    267,000        1,349,000
 Payments on Notes Payable                                     (374,683)      (2,658,159)
 Cash Proceeds from Exercise of Stock Options                    26,074           12,452
 Dividends Paid                                                (792,317)        (675,599)
                                                             ----------       ----------
  Net Cash Used In Financing Activities                        (873,926)      (1,972,306)
                                                             ----------       ----------
Net Increase (Decrease) In Cash                                 934,914          (50,330)
Cash, Beginning of Year                                         273,911        1,026,210
                                                             ----------       ----------
Cash, End of Period                                        $  1,208,825     $    975,880
                                                             ==========       ==========



See accompanying Notes to Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Interim Statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been or omitted pursuant to those rules and regulations. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated format is designed to be read in conjunction with the last annual report. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

2. Income Taxes. The Company accounts for income taxes under Statement of Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." In assessing the realizability of deferred tax assets, management considers wether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the quarter ended June 30, 2005, the Company generated significant taxable income. Due to this taxable income, the deferred tax asset valuation allowance associated with charitable contribution carryforwards was reversed. This resulted in a $695,000 positive adjustment
    (income tax benefit) to the income tax provision for the quarter and six months ended June 30, 2005.

3. Common Stock and Earnings Per Share. Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

                                           Three Months Ended          Six Months Ended
                                        -------------------------   ----------------------
                                         June 30,        June 30,     June 30,    June 30,
                                           2005            2004         2005        2004
                                        ----------     ----------   ----------   ---------
Income Available to Common
 Shareholders:
Net Income                              $ 851,126      $ 491,033    $9,933,559  $  359,994
                                        =========      =========    ==========  ==========
Weighted Average Shares Outstanding     5,663,898      5,635,569     5,656,888   5,632,458

Common Shares Applicable to Stock
 Options Using the Treasury Stock Method   88,158         59,671        74,587      55,566
                                        ---------      ---------    ----------  ----------
Total Shares Applicable to Diluted
 Earnings Per Share                     5,752,056      5,695,240     5,731,475   5,688,024
                                        =========      =========    ==========  ==========
Earnings Per Share:

   Basic                                    $0.15          $0.08         $1.76       $0.06
                                        =========      =========    ==========  ==========
   Diluted                                  $0.14          $0.08         $1.73       $0.06
                                        =========      =========    ==========  ==========

4. Notes Payable.  Notes payable consist of the following:

                                             June 30, 2005
                                      ------------------------------
                                                        Due Within
                                      Total             One Year
                                      ----------      --------------
    $10,000,000 Line of Credit       $        --         $        --
     Mortgage Notes Payable            8,609,293           1,427,361
                                      ----------          ----------
                                     $ 8,609,293         $ 1,427,361
                                      ==========          ==========

   Payments applicable to reduction of principal amounts will be required as follows:


     Year Ending June 30
     ------------------------

     2006                       $ 1,427,361
     2007                           244,772
     2008                           263,807
     2009                           283,520
     2010                           320,802
     2011 & thereafter            6,069,031
                                 ----------
                                $ 8,609,293
                                 ==========
In the first six months of 2005 and 2004, interest totaled $336,662 and $346,062, respectively.

5. Stock Options. The Company applies the intrinsic value-based method of accounting for stock options to its variable stock compensation plan as allowed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment to Financial Accounting Standards Board ("FASB") Statement No. 123."

    Had compensation expense for the stock compensation plan been determined in accordance with SFAS No. 123 using the fair value-based method the Company's net income and income per share would have been as follows:

                                        Three Months Ended             Six Months Ended
                                ------------------------------   -------------------------
                                     June 30,        June 30,       June 30,      June 30,
                                       2005            2004           2005          2004
                                 -------------       ---------    -----------   ----------
    Net Income:
     As reported                    $  851,126       $  491,033   $ 9,933,559    $ 359,994
      Deduct:
      Stock-Based Compensation
      Under Fair Value Based Method
      (Net of Tax)                     (69,811)         (50,269)     (278,690)    (142,091)
      Add Back:
      Stock Based Compensation
      Under Intrinsic Value Method     696,003          113,851     1,329,321      195,968
      (Net of Tax)
                                    ----------        ---------     ---------   ----------
    Pro Forma Income                $1,477,318       $  554,615   $10,984,190   $  413,871
                                    ==========        =========    ==========   ==========

    Basic and Diluted Income Per Share
     As Reported                         $0.15            $0.08         $1.76        $0.06
     Pro Forma                           $0.26            $0.10         $1.94        $0.07

6. Pension Plan. The Company maintains a defined benefit pension plan. The pension benefits are based primarily on age, years of service, and average compensation. The benefit formula provides for a life annuity benefit.

   Following are the components of the Net Period Benefit Cost:

                                  Three Months Ended                 Six Months Ended
                              --------------------------         -------------------------
                                June 30,         June 30,         June 30,         June 30,
                                 2005             2004             2005             2004
                              ---------        ---------         --------         --------
Service Cost                  $  60,680       $   56,988        $ 121,360        $ 113,976
Interest Cost                    86,011           77,416          172,022          154,832
Expected Return on Plan Assets (118,596)        (111,056)        (237,192)        (222,112)
Net Amortization                  3,432            3,433            6,864            6,866
                              ---------        ---------         --------         --------
 Net Periodic Benefit Cost    $  31,527       $   26,781        $  63,054        $  53,562
                              =========        =========         ========         ========

   The plan is fully funded for 2005. As a result, no contribution is anticipated for this period.

7. Business Segment Data. The Company primarily operates in three business segments: real estate, income properties, and golf.
   Real estate operations include commercial real estate, real estate development, residential, leasing properties for oil and mineral exploration, and forestry operations.

   The Company evaluates performance based on profit or loss from operations before income taxes. The Company's reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

   Information about the Company's operations in different segments is as follows (amount in thousands):

                                 Quarter Ended                   Six Months Ended
                           --------------------------        -------------------------
                            June 30,       June 30,           June 30,       June 30,
                              2005           2004               2005          2005
                           -----------    -----------        -----------    ----------
Revenues:
  Real Estate                 $  3,066       $  1,951         $  23,254       $  2,988
  Income Properties              1,580          1,210             3,018          2,110
  Golf                           1,270          1,233             2,727          2,625
  General, Corporate & Others      460            180               707            427
                              --------       --------         ---------       --------
                              $  6,376       $  4,574         $  29,706       $  8,150
                              ========       ========         =========       ========
Profit (Loss) Before
 Income Tax
  Real Estate                  $ 1,910        $ 1,138         $  18,474        $ 1,456
  Income Properties              1,270            997             2,444          1,725
  Golf                            (283)          (259)             (343)          (279)
  Corporate, General & Others   (2,665)        (1,082)           (5,556)        (2,321)
                               -------        -------         ---------        -------
                               $   232        $   794         $  15,019        $   581
                               =======        =======         =========        =======

Identifiable Assets:
  Real Estate                                                 $  12,820
  Income Properties                                              89,165
  Golf                                                            9,444
  Corporate, General & Others                                    24,926
                                                              ---------
                                                              $ 136,355
                                                              =========
Depreciation and Amortization:
  Real Estate                                                 $      46
  Income Properties                                                 529
  Golf                                                              210
  Corporate, General & Others                                        40
                                                              ---------
                                                              $     825
                                                              =========
Capital Expenditures:
  Real Estate                                                 $     172
  Income Properties                                              25,587
  Golf                                                               24
  Corporate, General & Others                                        37
                                                               --------
                                                              $  25,820
                                                               ========

Income represents income before income taxes. Identifiable assets by industry are those assets that are used in the Company's operations in each industry. General corporate assets and assets used in the Company's other operations consist primarily of cash, investment securities and property, plant, and equipment.

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

The sale of the second office building site in Cornerstone Office Park closed during the second quarter of 2005. Construction of the 46,000 square-foot office building commenced upon closing, with completion scheduled for the first quarter 2006. During the first quarter of 2005, the Company sold approximately 120 acres to Florida Hospital, which has announced plans to construct a new hospital on the property located north of the I-95 interchange at LPGA Blvd. Also during the first quarter, a 54-acre residential site was sold. These development and sales activities along with additional activities, which took place prior to 2005 and continue at this time, including development and sales within the 250-acre Gateway Commerce Park industrial and distribution project, the development of the second phase of Daytona Beach Auto Mall, the future relocation of Halifax Medical Center, the sale of substantially all of the remaining land within the LPGA International community, and sale of lands west of LPGA Blvd. for a large-scale residential community, all in the LPGA corridor, tend to create additional buyer interest and sales opportunities. A strong backlog of contracts is in place for closing in 2005 and future years. It is management's priority to convert this backlog into closings.

The Company continues to utilize its strategy of investing in income properties through the like-kind exchange process with proceeds of forestry land sales qualifying for income tax deferral. The Company had approximately $89 million invested in 21 income properties at June 30, 2005. During the first six months of 2005, five properties were purchased, including two properties in North Carolina and one additional property in Atlanta, Georgia. An additional $5.6 million, recorded as restricted cash on the balance sheet, was held by a qualified intermediary at June 30, 2005, with one property under contract to close in the third quarter. With this investment, base-ease revenue in excess of $7 million will be generated annually. This income source, along with additional net-lease property income, is expected to decrease earnings volatility in future years and add to overall financial performance. The Company is now in a position to consider other forms of real estate investment to diversify and enhance potential returns.

During 2004, the Company's 2002 Federal Income Tax Return was examined by the Internal Revenue Service (IRS). A "Notice of Proposed Adjustment" has been received by the Company. The IRS is questioning the deferral of gains for tax purposes on three transactions, which took place on lands within the Company's Development of Regional Impact. Nine additional 2002 sales transactions, on which the Company deferred gains, were not contested by the IRS. The proposed adjustment totals approximately $7.7 million of taxable income. If the IRS prevails, the adjustment would result in federal income taxes becoming currently due in the amount of approximately
$2.7 million. The Company has adequate funds from cash and investments, as they mature, operating activities and current financing sources, to pay the taxes should they become currently due. The adjustment would not have an impact on current earnings as it would be a balance sheet reclassification from deferred income taxes payable to current income taxes payable. The adjustment would have an impact on future Earnings Before Depreciation, Amortization and Deferred Taxes (EBDDT) discussed under Results of Operations. The Company and its tax advisors believe that the income tax treatment for these transactions was appropriate and are in the process of disputing the proposed adjustment.

RISKS AND COMPETITION
---------------------
The real estate business is subject to a number of economic factors including the impact of rising and falling interest rates, which affect the ability of purchasers to obtain financing, and population growth, which impacts supply and demand for new homes, as well as goods and services, and hence land to meet those needs. Also impacting the ability to sell land are the availability of roads and utilities, environmental impacts, density limitations, urban growth boundaries, and other factors associated with national, regional or local economic and political conditions. All of these factors have an impact on the Company's three lines of business and their success. Most directly impacted is the real estate sales and development business currently centered in the Daytona Beach market. Pricing levels and changes by the Company and its immediate competitors can affect sales, although the Company generally enjoys a competitive edge due to low costs associated with long-time land ownership and a significant ownership position in the immediate market.

RESULTS OF OPERATIONS
---------------------

Summary of Operating Results

For the three months ended June 30, 2005, profits totaling $851,126, equivalent to $.15 per share, were posted. These profits represent a 73% increase over profits amounting to $491,033, equivalent to $.08 per share, earned in 2004's second quarter. The favorable results were generated on greater earnings from land sales and increased profits from income properties with the acquisition of five new properties during the first half of the year. Also, contributing to the improved results was a $695,000 favorable adjustment to the income tax provision for the reversal of the valuation allowance on deferred tax assets associated with charitable contribution carryforwards.
This reversal resulted from the reasonable assurance of generating sufficient taxable income to utilize these carryforwards. Offsetting these improvements were higher general and administrative expenses, the result of a significant increase in stock option expense due to the increase of the price of the Company's stock.

Strong profits realized on land sales and investment in income properties also produced improved results for the six months ended June 30, 2005, with net income of $9,933,559, equivalent to $1.76 per share, posted for the six month period. These profits compared to profits of $359,994, equivalent to $.06 per share, earned for the same period one year earlier.

The Company also uses Earnings Before Depreciation, Amortization and Deferred Taxes (EBDDT) as a performance measure. The Company's strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT:

                                                  Three Months Ended
                                        -------------------------------------
                                            June 30,                June 30,
                                              2005                   2004
                                        -------------------------------------
Net Income                               $   851,126              $   491,033
   Add Back:
   Depreciation and Amortization             425,342                  330,488
   Deferred Taxes                         (2,383,638)                 627,622
                                          ----------               ----------
Earnings (Loss) Before Depreciation,
 Amortization and Deferred Taxes         $(1,107,170)              $1,449,143
                                          ==========               ==========



                                                   Six Months Ended
                                        -------------------------------------
                                            June 30,                 June 30,
                                              2005                    2004
                                        -------------------------------------

Net Income                               $ 9,933,559               $  359,994
   Add Back:
   Depreciation and Amortization             825,073                  615,947
   Deferred Taxes                          2,614,851                  207,332
                                          ----------               ----------
Earnings Before Depreciation, Amortization
 and Deferred Taxes                      $13,373,483               $1,183,273
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

Although earnings were strong in the second quarter, EBDDT was a loss of $1,107,170, due to the reversal of deferred taxes on gains from year end 2004 transactions for which the like-kind exchange process was not completed as the Company was unable to identify sufficient investment opportunities which met its investment criteria.

For the six month period EBDDT totaled $13,373,483 and represented a significant increase over 2004's first six months. The jump in EBDDT was the result of not only the increased income from higher land sales volume and increased profits from income properties, but also due to the increase in deferred income taxes on the deferral of gains on land sales in the first quarter of 2005. Depreciation and amortization also rose with the addition of five new income properties during the first half of the year.

Real Estate Operations
----------------------
Real Estate Sales
-----------------
The sale of 26 acres of land during the second quarter of 2005 produced profits of $1,910,392 on revenues totaling $3,066,213.
During 2004's same period, profits from real estate sales amounted to $1,138,094 on revenues of $1,951,488 generated on the sale of 11 acres of land.

Year-to-date through June 30, 2005, profits of $18,474,151 were recorded on revenues of $23,254,026 from the sale of 200 acres. These sales included the sale in the first quarter of the year of approximately 120 acres north of the I-95 interchange at LPGA Blvd. to Florida Hospital for the construction of a hospital complex. The sale of 19 acres of property in 2004's first six months generated revenues and profits totaling $2,988,491 and $1,455,940, respectively.

Income Properties
-----------------
Revenues from income properties increased 31%, with profits rising 27% in the second quarter of 2005, when compared to 2004's same period. The improved results were due to the addition of five new income properties during the first six months of the year, as well as five properties acquired in 2004's first half. Revenues and profits totaled $1,580,338 and $1,269,712, respectively for 2005's second quarter. Profits from income properties of $997,205 were realized on revenues amounting to $1,210,446 during 2004's second three-month period. Income properties costs and expenses increased 46% with the recording of additional depreciation expense associated with the new properties.

For the six-month period of 2005, profits of $2,444,330 were posted on revenues totaling $3,017,593. These totals represent a 43% improvement over prior year revenues and a 42% gain in profitability, when revenues and income of $2,110,460 and $1,724,739 were produced, respectively. The addition of the five new properties in 2005, as well as five properties acquired in 2004's first half, accounted for these favorable results along with the 49% increase in costs and expenses.

Golf Operations
---------------
Golf Operations posted a loss of $283,059 during 2005's second quarter. This loss represented a 9% downturn from 2004's second period loss of $258,837, despite a 3% rise in revenues. Revenues of $1,269,644 were recorded in 2005 compared to 2004's second quarter revenues of $1,232,714. Golf activities and food and beverage operations both contributed to the revenue improvement. Both the number of rounds played and the average rate per round played remained stable during the period, with merchandise sales and other income contributing to the golf revenue gain. Golf operations costs and expenses increased 4% during the period primarily due to higher food cost of sales, increased repairs and maintenance, and higher compensation costs.

For the first six months of 2005, profitability from golf operations decreased 23% with a loss of $343,033 realized. Revenues increased 4% to $2,727,219 for the period, while expenses rose 6% to $3,070,252. The increase in revenues was generated on a 5% gain in golf revenues and stable food and beverage revenues. Golf revenues rose on a 4% increase in the average rate per round played and stable number of rounds played. The 6% rise in golf costs and expenses again was due to increased compensation costs, food cost of sales and repair and maintenance expenses. A loss of $279,010 was posted in 2004 six months ended June 30 on revenues totaling $2,624,516.

General Corporate and Other
---------------------------
Profits on the sale of other real estate interests totaled $214,733 and $237,733 for the second quarter and first six months of 2005, respectively. These profits were earned on the release of subsurface interests on 1,220 acres of which 1,094 were released in the second quarter. During the first half of 2004, profits on the release of subsurface interest totaled $53,552 of which $17,225 were earned in the second quarter. Releases were granted on 1,079 acres and 617 acres for the six months and second quarter of 2004, respectively.

Interest and other income of $244,696 in the second quarter represented a 51% increase over the prior year's second quarter with interest and other income of $469,046, representing a 26% gain for the six months when compared to 2004. These increases resulted from greater interest realized on funds held by the qualified intermediary for reinvestment through the like-kind exchange process. The gains were partially offset by lower interest on mortgage notes receivable due to collection of principal during the six months of 2005 and throughout 2004.

General and administrative expense rose substantially during both the quarter and six-month periods. The increase in costs was directly attributable to higher stock option expense as the result of the increase in the Company's stock price. General and administrative expenses were $3,124,627 and $6,263,626 for the second quarter and first six months of 2005, respectively. For the second quarter of 2004, general and administrative expenses amounted $1,262,187, with general and administrative expenses in the first six months of 2004 totaling $2,747,399.

During the second quarter of 2005, the Company generated significant taxable income, and there is reasonable assurance the Company will produce taxable income for the remainder of the year. Due to this taxable income, the deferred tax asset valuation allowance associated with charitable contribution carryforwards was reversed, resulting in a $695,000 positive adjustment to the income tax provision for the quarter and six month periods.

Liquidity and Capital Resources
-------------------------------
At June 30, 2005, the Company had cash totaling $1,208,825, restricted cash amounting to $5,630,699 and an additional $16,730,505 held in investment securities, while notes payable totaled $8,609,293. Restricted cash decreased approximately $22 million during the first half of 2005, as $27 million was used to purchase five income properties, with an additional $12 million returned to the Company as management was unable to locate investment property which met its portfolio criteria. Offsetting these uses of restricted cash was the addition of $17 million for investment from 2005 closings. The $12 million returned from the qualified intermediary, along with proceeds from current year sales which did not qualify as like-kind exchange transactions were placed in primarily short-term investment securities, accounting for the approximate $13 million increase in that category.

Other significant sources and uses of cash during the period included the collection of notes receivable of $1.7 million, the payment of income taxes of $1.5 million dollars and the payment of dividends totaling $.8 million dollars, equivalent to $.14 per share.

Capital requirements for the remainder of 2005 approximate $2.5 million in addition to the funds to be invested in additional income properties as funds become available through the like-kind exchange process. At this time the Company has one income property under contract to close in August for a price of $3.5 million. Expenditures for road development and construction on the Company's core Daytona Beach area lands, along with development and construction of a flex office/warehouse building, are the primary make-up of the $2.5 million in capital requirements. Capital to fund these planned expenditures will be provided from cash and investment securities on hand, as they mature, operating activities and existing financing sources currently in place. The Company had no outstanding balance on its $10 million revolving line of credit at June 30, 2005. In addition to these sources the Company has the ability to borrow against its income properties, as they are currently free of debt.

CRITICAL ACCOUNTING POLICIES
----------------------------
The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate." The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS No. 66, or the Company retains some form of continuing involvement with the property. No income was deferred for the first six months of 2005 or 2004, as sales have met the established criteria.

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

At the time the Company's debt was refinanced, in April 2002, the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133." The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss. A liability in the amount of $820,556 has been established on the Company's balance sheet. The change in fair value, net of applicable taxes, in the amount of $504,027 at June 30, 2005 has been recorded as accumulated other comprehensive loss, a component of shareholders' equity.

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

The Company manages its debt, considering investment opportunities and risk, tax consequences and overall financial strategies. The Company is primarily exposed to interest rate risk on its $8,000,000 ($7,409,293 outstanding at June 30, 2005) long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management's objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective the Company entered into an interest rate swap agreement during the second quarter of 2002, which effectively fixed the interest rate paid by the Company.

ITEM 4.  CONTROLS AND PROCEDURES.
---------------------------------
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)under the Securities and Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f)under the Exchange Act) during the second fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

               ISSUER PURCHASES OF EQUITY SECURITIES
               -------------------------------------

           Period         (a) Total (b) Average Price  (c)Total Number  (d) Maximum Number
                            Number of   Paid Per Share  of Shares       (or Approximate
                            Shares                      Purchased        Dollar Value)
                            Purchased                   as Part of       of Shares That
                                                        Publicly         May Yet Be
                                                        Announced        Purchased Under
                                                        Plans or         The Plans or
                                                        Programs         Programs
-------------------------- ----------   --------------  -------------    -----------------
April 1 - April 30, 2005          300          $60.702             --                   --

May 1 - May 31, 2005               --                -             --                   --

June 1 - June 30, 2005             --               --             --                   --
                           ----------    -------------  -------------     ----------------
Total                             300          $60.702             --                   --
                           ==========    =============  =============     ================

During April 2005, 300 shares of stock were delivered to the Company for payment of the exercise price on the exercise of stock options.

Item 3.    Not Applicable

Item 4.    Submission of matters to a vote of security holders.

           The annual meeting of the Company's Shareholders was held on April 27, 2005. The following votes were received for each of the three nominees for Class II directors, each of which was elected to a three-year term:

                                 Number of        Number of Votes
           Nominee               votes for        Withheld
           -----------------     ---------        ---------------
           Byron E. Hodnett      5,104,128        69,644
           Robert F. Lloyd       5,106,783        66,989
           William H. McMunn     5,104,313        69,459

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





                                         CONSOLIDATED-TOMOKA LAND CO.
                                                 (Registrant)



Date: August 9, 2005                    By:/s/ William H. McMunn
                                         ----------------------------
                                         William H. McMunn, President
                                         and Chief Executive Officer




Date: August 9, 2005                   By:/s/ Bruce W. Teeters
                                         ----------------------------
                                         Bruce W. Teeters, Senior
                                         Vice President - Finance
                                         and Treasurer