Form 10-Q
period 2005-09-30
CONSOLIDATED TOMOKA LAND CO
filed 2005-11-09
CIK 23795

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       ___     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company
(as defined by rule 12b-2 of the Exchange Act).

                        Yes                    No   X
                            ------                -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Class of Common Stock                            Outstanding
                                                 November 1, 2005

   $1.00 par value                                 5,667,796

                     CONSOLIDATED-TOMOKA LAND CO.


                                 INDEX



                                                           Page No.
                                                           --------


PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements
       Consolidated Balance Sheets -
            September 30, 2005 and December 31, 2004            3

       Consolidated Statements of Income -
            Three Months and Nine Months
            Ended September 30, 2005 and 2004                   4

       Consolidated Statement of Shareholders' Equity and
         Comprehensive Income
            Three Months and Nine Months
            Ended September 30, 2005 and 2004                   5

       Consolidated Statements of Cash Flows -
            Three Months and Nine Months
            Ended September 30, 2005 and 2004                   6

       Notes to Consolidated Financial Statements              7-12

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations     13-19

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                         20

   Item 4.  Controls and Procedures                             20

PART II -- OTHER INFORMATION                                    21

SIGNATURES                                                      22

                     CONSOLIDATED-TOMOKA LAND CO.
                      CONSOLIDATED BALANCE SHEET

                                                     (Unaudited)
                                                    September 30,   December 31,
                                                         2005           2004
                                                    ------------    -----------
ASSETS
Cash                                                $  3,604,674   $    273,911
Restricted Cash                                        1,634,357     27,717,882
Investment Securities                                 16,879,903      3,642,785
Notes Receivable                                         490,000      4,425,252
Land and Development Costs                             9,689,237      9,821,988
Intangible Assets                                      4,378,892      2,726,763
Other Assets                                           2,033,115      2,034,530
                                                     -----------    -----------
                                                    $ 38,710,178   $ 50,643,111
                                                     -----------    -----------
Property, Plant and Equipment:
 Land, Timber and Subsurface Interests              $  2,255,979   $  2,091,080
 Golf Buildings, Improvements and Equipment           11,371,524     11,345,915
 Income Properties Land, Buildings and Improvements   87,577,787     58,703,711
 Other Furnishings and Equipment                       1,821,044      1,228,400
                                                     -----------    -----------
  Total Property, Plant and Equipment                103,026,334     73,369,106
Less Accumulated Depreciation and Amortization        (5,886,851)    (4,791,243)
                                                     -----------    -----------
   Net - Property, Plant and Equipment                97,139,483     68,577,863
                                                     -----------    -----------
 TOTAL ASSETS                                       $135,849,661   $119,220,974
                                                     ===========    ===========
LIABILITIES
Accounts Payable                                    $    361,308   $    405,609
Accrued Liabilities                                    6,138,637      3,895,125
Income Taxes Payable                                   1,195,296        658,040
Deferred Income Taxes                                 28,142,522     25,934,475
Notes Payable                                          7,353,955      8,716,976
                                                     -----------    -----------
     TOTAL LIABILITIES                              $ 43,191,718   $ 39,610,225
                                                     -----------    -----------
SHAREHOLDERS' EQUITY
Common Stock                                           5,667,796      5,641,722
Additional Paid in Capital                             3,665,006      2,176,184
Retained Earnings                                     83,693,326     72,316,660
Accumulated Other Comprehensive Loss                    (368,185)      (523,817)
                                                     -----------    -----------
     TOTAL SHAREHOLDERS' EQUITY                       92,657,943     79,610,749
                                                     -----------    -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $135,849,661   $119,220,974
                                                     ===========    ===========



See accompanying Notes to Financial Statements.

                     CONSOLIDATED-TOMOKA LAND CO.
                   CONSOLIDATED STATEMENTS OF INCOME

                                       (Unaudited)                   (Unaudited)
                                    Three Months Ended             Nine Months Ended
                               -----------------------------   ----------------------------
                                   September 30, September 30,    September 30,  September 30,
                                     2005           2004           2005           2004
                               ---------------  ------------    ------------  -------------
                                          $           $              $            $
INCOME:

  Real Estate Operations:
   Real Estate Sales
    Sales and Other Income            3,735,564  1,949,400      26,989,590     4,937,891
    Costs and Other Expenses           (635,538)  (676,455)     (5,415,413)   (2,209,006)
                                      ---------  ---------      ----------    ----------
                                      3,100,026  1,272,945      21,574,177     2,728,885
                                      ---------  ---------      ----------    ----------
   Income Properties
    Leasing Revenues and Other Income 1,793,609  1,330,986       4,811,202     3,441,446
    Costs and Other Expenses           (314,467)  (219,327)       (887,730)     (605,048)
                                      ---------  ---------      ----------    ----------
                                      1,479,142  1,111,659       3,923,472     2,836,398
                                      ---------  ---------      ----------    ----------
   Golf Operations
    Sales and Other Income              920,836    710,610       3,648,055     3,335,126
    Costs and Other Expenses         (1,439,149)(1,303,469)     (4,509,401)   (4,206,995)
                                      ---------  ---------      ----------    ----------
                                       (518,313)  (592,859)       (861,346)     (871,869)
                                      ---------  ---------      ----------    ----------
    Total Real Estate Operations      4,060,855  1,791,745      24,636,303     4,693,414

  Profit on Sales of Other
        Real Estate Interests            21,210     38,975         258,943        92,527

  Interest and Other Income             207,070    164,760         676,116       538,087
                                      ---------  ---------      ----------    ----------
  Operating Income                    4,289,135  1,995,480      25,571,362     5,324,028

General and Administrative (Expenses)    51,130   (814,493)     (6,212,496)   (3,561,892)
                                      ---------  ---------      ----------    ----------

Income Before Income Taxes            4,340,265  1,180,987      19,358,866     1,762,136
Income Taxes                         (1,651,418)  (448,452)     (6,736,460)     (669,607)
                                      ---------  ---------      ----------    ----------
Net Income                            2,688,847    732,535      12,622,406     1,092,529
                                      =========  =========      ==========    ==========
PER SHARE INFORMATION:
 Basic Income Per Share                   $0.47      $0.13           $2.23         $0.19
                                      =========  =========      ==========    ==========
 Diluted Income Per Share                 $0.47      $0.13           $2.20         $0.19
                                      =========  =========      ==========    ==========
 Dividends                                $0.08      $0.07           $0.22         $0.19
                                      =========  =========      ==========    ==========


See accompanying Notes to Financial Statements.

                        CONSOLIDATED-TOMOKA LAND CO.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME
                               (UNAUDITED)

                                                   Accumulated
                             Additional               Other        Total
                    Common     Paid-In  Retained  Comprehensive Shareholders' Comprehensive
                    Stock      Capital  Earnings      Income       Equity        Income
                    ---------  -------- ----------- ----------  ------------   -----------

Balance,
 December 31, 2004 $5,641,722 $2,176,184 $72,316,660 ($523,817)  $79,610,749

Net Income                                12,622,406              12,622,406   12,622,406

Other Comprehensive
 Income:
 Change in
  Cash Flow Hedging
  Derivative, Net
  of Tax                                               155,632       155,632      155,632
                                                                               ----------
Comprehensive Income                                                          $12,778,038
                                                                               ==========
Stock Options          26,074  1,488,822                           1,514,896

Cash Dividends
 ($.22 per share)                         (1,245,740)             (1,245,740)


                    ---------  ---------  ---------- ----------  -----------
Balance,
September 30, 2005 $5,667,796 $3,665,006 $83,693,326 ($368,185)  $92,657,943
                   ========== ========== =========== ==========  ===========

























See accompanying Notes to Financial Statements.

                    CONSOLIDATED-TOMOKA LAND CO.
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (Unaudited)
                                                                  Nine Months Ended
                                                            -----------------------------
                                                            September 30,   September 30,
                                                                2005            2004
                                                            ------------    -------------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income                                              $ 12,622,406     $  1,092,529

   Adjustments to Reconcile Net Income to Net Cash
    Provided By Operating Activities:
     Depreciation and Amortization                            1,277,275          964,412
     Loss on Sale of Property, Plant and Equipment               19,916           15,146
     Deferred Income Taxes                                    2,208,047          246,757
     Non Cash Compensation                                    2,803,328          556,175

   Decrease (Increase) in Assets:
    Notes Receivable                                          3,935,252        2,532,299
    Land and Development Costs                                  132,751       (1,377,609)
    Other Assets                                                  1,415          299,994

  (Decrease) Increase in Liabilities:
    Accounts Payable                                            (44,301)          70,203
    Accrued Liabilities                                       1,003,690          572,239
    Income Taxes Payable                                        537,256          443,259
                                                             ----------       ----------
    Net Cash Provided By Operating Activities                24,497,035        5,415,404
                                                             ----------       ----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant, and Equipment              (29,677,147)     (20,539,475)
 Intangible Assets                                           (1,833,793)      (1,589,081)
 Decrease in Restricted Cash for Acquisitions
   Through the Like-Kind Exchange Process                    26,083,525       17,768,125
 Net (Increase) Decrease in Investment Securities           (13,237,118)         763,668
                                                             ----------       ----------
  Net Cash Used In Investing Activities                     (18,664,533)      (3,596,763)
                                                             ----------       ----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable                                    267,000        2,252,000
 Payments on Notes Payable                                   (1,630,021)      (3,126,491)
 Cash Proceeds from Exercise of Stock Options                   107,022           22,968
 Dividends Paid                                              (1,245,740)      (1,070,185)
                                                             ----------       ----------
  Net Cash Used In Financing Activities                      (2,501,739)      (1,921,708)
                                                             ----------       ----------
Net Increase (Decrease) In Cash                               3,330,763         (103,067)
Cash, Beginning of Year                                         273,911        1,026,210
                                                             ----------       ----------
Cash, End of Period                                        $  3,604,674      $   923,143
                                                             ==========       ==========



See accompanying Notes to Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Interim Statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations. The consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated format is designed to be read in conjunction with the last annual report. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

2. Income Taxes. The Company accounts for income taxes under Statement of Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the nine months ended September 30, 2005, the Company generated significant taxable income. Due to this taxable income, the deferred tax asset valuation allowance associated with charitable contribution carryforwards was reversed. This resulted in a $695,000 positive adjustment (income tax benefit) to the income tax provision during the fiscal second quarter of 2005.

3. Common Stock and Earnings Per Share. Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

                                         Three Months Ended         Nine Months Ended
                                    ------------------------------------------------------
                                    September 30, September 30, September 30, September 30,
                                         2005          2004           2005          2004
                                    -------------- --------------   ----------   ---------
Income Available to Common
 Shareholders:
Net Income                             $2,688,847      $ 732,535   $12,622,406  $1,092,529
                                       ==========      =========   ===========  ==========
Weighted Average Shares Outstanding     5,667,996      5,636,687     5,660,564   5,633,878

Common Shares Applicable to Stock
 Options Using the Treasury Stock
  Method                                   96,589         59,913        83,516      57,034
                                       ----------      ---------   -----------  ----------
Total Shares Applicable to Diluted
 Earnings Per Share                     5,764,585      5,696,600     5,744,080   5,690,912
                                       ==========      =========   ===========  ==========
Earnings Per Share:

   Basic                                    $0.47          $0.13         $2.23       $0.19
                                        =========      =========    ==========  ==========
   Diluted                                  $0.47          $0.13         $2.20       $0.19
                                        =========      =========    ==========  ==========

4. Notes Payable.  Notes payable consist of the following:

                                           September 30, 2005
                                      ------------------------------
                                                        Due Within
                                      Total             One Year
                                      ----------      --------------
    $10,000,000 Line of Credit       $        --         $        --
     Mortgage Notes Payable            7,353,955             231,777
                                      ----------          ----------
                                     $ 7,353,955         $   231,777
                                      ==========          ==========

   Payments applicable to reduction of principal amounts will be required as follows:

     Year Ending September 30
     ------------------------

     2006                       $   231,777
     2007                           249,398
     2008                           268,359
     2009                           288,762
     2010                           310,715
     2011 & thereafter            6,004,944
                                 ----------
                                $ 7,353,955
                                 ==========

For the three months ended September 30, 2005 and 2004, interest expense was $168,803 and $173,467, respectively. In the first nine months of 2005 and 2004, interest totaled $532,235 and $505,464, respectively.

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

    Had compensation expense for the stock compensation plan been determined in accordance with SFAS No. 123 using the fair value-based method, the Company's net income and income per share would have been as follows:

                                        Three Months Ended            Nine Months Ended
                                ------------------------------   --------------------------
                                 September 30,    September 30,  September 30, September 30,
                                      2005            2004           2005          2004
                                 -------------    ------------    -----------   ----------
    Net Income:
     As reported                    $2,688,847       $  732,535   $12,622,406   $1,092,529
      Deduct:
      Stock-Based Compensation
      Under Fair Value Based Method
      (Net of Income Tax)              (52,455)         (43,268)     (331,145)    (185,359)
      Add Back:
      Stock Based Compensation
      Under Intrinsic Value Method
      (Net of Income Tax)             (464,534)         (56,042)      864,787      139,926
                                    ----------       ----------   -----------   ----------
    Pro Forma Income                $2,171,858       $  633,225   $13,156,048   $1,047,096
                                    ==========       ==========   ===========   ==========

    Basic Income Per Share
     As Reported                         $0.47           ($0.13)        $2.23        $0.19
     Pro Forma                           $0.38           ($0.11)        $2.32        $0.19

    Diluted Income Per Share
     As Reported                         $0.47           ($0.13)        $2.20        $0.19
     Pro Forma                           $0.38           ($0.11)        $2.29        $0.19

During the quarter ended September 30, 2005, a stock option credit (expense reduction), including expenses associated with stock appreciation rights, resulted in a reduction to general and administrative expenses totaling $1,163,481. This credit caused total general and administrative expenses to be a credit of $51,130 during the three month period ended September 30, 2005. For the nine-month period ended September 30, 2005, stock option expense totaled $2,803,328.

6. Pension Plan. The Company maintains a defined benefit pension plan. The pension benefits are based primarily on age, years of service, and average compensation. The benefit formula provides for a life annuity benefit.

   Following are the components of the Net Period Benefit Cost:

                                  Three Months Ended                Nine Months Ended
                              -----------------------------   ----------------------------
                              September 30,    September 30,  September 30,   September 30,
                                  2005             2004           2005            2004
                              ------------     ------------   ------------    ------------
Service Cost                     $  60,680       $   56,988     $ 182,040        $ 170,964
Interest Cost                       86,011           77,416       258,033          232,248
Expected Return on Plan Assets    (118,596)        (111,056)     (355,788)        (333,168)
Net Amortization                     3,432            3,433        10,296           10,299
                                 ---------        ---------      --------         --------
 Net Periodic Benefit Cost       $  31,527       $   26,781     $  94,581        $  80,343
                                 =========        =========      ========         ========

   The plan is fully funded for 2005. As a result, no contribution is anticipated for this period.

7. Business Segment Data. The Company primarily operates in three business segments: real estate, income properties, and golf.
   Real estate operations include commercial real estate, real estate development, residential, leasing properties for oil and mineral exploration, and agriculture operations.

   The Company evaluates performance based on profit or loss from operations before income taxes. The Company's reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

   Information about the Company's operations in different segments is as follows (amount in thousands):

                               Three Months Ended                Nine Months Ended
                           ---------------------------      ----------------------------
                           September 30,  September 30,     September 30,   September 30,
                              2005           2004               2005          2005
                           -----------    ------------      ------------    ------------
Revenues:
  Real Estate                 $  3,735        $  1,949         $  26,990        $  4,938
  Income Properties              1,794           1,331             4,811           3,441
  Golf                             921             711             3,648           3,335
  General, Corporate & Other       228             204               935             631
                              --------        --------         ---------        --------
                              $  6,678        $  4,195         $  36,384        $ 12,345
                              ========        ========         =========        ========
Profit (Loss) Before
 Income Tax:
  Real Estate                 $  3,100        $  1,273         $  21,574        $  2,729
  Income Properties              1,479           1,112             3,923           2,836
  Golf                            (518)           (593)             (861)           (872)
  Corporate, General & Other       279            (611)           (5,277)         (2,931)
                              --------        --------         ---------        --------
                              $  4,340        $  1,181         $  19,359        $  1,762
                              ========        ========         =========        ========

                                                            At September 30,
                                                                  2005
                                                            ----------------
Identifiable Assets:
  Real Estate                                                 $  13,265
  Income Properties                                              89,875
  Golf                                                            9,367
  Corporate, General & Other                                     23,343
                                                              ---------
                                                              $ 135,850
                                                              =========
Depreciation and Amortization:
  Real Estate                                                 $      77
  Income Properties                                                 825
  Golf                                                              315
  Corporate, General & Other                                         60
                                                              ---------
                                                              $   1,277
                                                              =========
Capital Expenditures:
  Real Estate                                                 $     733
  Income Properties                                              28,882
  Golf                                                               26
  Corporate, General & Other                                         36
                                                               --------
                                                              $  29,677
                                                               ========

Income represents income before income taxes. Identifiable assets by industry are those assets that are used in the Company's operations in each industry. General corporate assets and assets used in the Company's other operations consist primarily of cash, investment securities, and property, plant, and equipment.

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

                              "Safe Harbor"

Certain statements contained in this Form 10-Q (other than the financial statements and statements of historical fact) are forward-looking statements. The words "believe," "estimate," "expect," "intend," "anticipate," "will," "could," "may," "should," "plan," "potential," "predict," "forecast," "project," and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

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

OPERATIONS OVERVIEW
-------------------
The Company is primarily engaged in real estate land sales and development, investment of proceeds from sale of its agriculture land in income properties, and golf course operations. The Company has substantial land holdings in the Daytona Beach, Florida area, including its golf operations. The Company's lands are well located in the growing central Florida Interstate 4 corridor, providing an excellent opportunity for reasonably stable land sales in the near-term future and following years.

With its substantial land holdings in Daytona Beach, the Company has parcels available for the entire spectrum of real estate uses. Along with land sales, the Company selectively develops parcels primarily for commercial uses. Sales and development activity on and around Company owned lands have been strong in the last three years.

During the third quarter of 2005, the Company sold lands for expansion of the Daytona Beach Auto Mall along with bank sites in the LPGA Blvd. area. The sale of the second office building site in Cornerstone Office Park closed during the second quarter of 2005. Construction of the 46,000 square-foot office building, by the buyer of the property, commenced upon closing, with completion scheduled for the first quarter 2006. During the first quarter of 2005, the Company sold approximately 120 acres to Florida Hospital, which has announced plans to construct a new hospital on the property located north of the I-95 interchange at LPGA Blvd. Also during the first quarter, a 54-acre residential site was sold. These development and sales activities along with additional activities, which took place prior to 2005 and continue at this time, including development and sales within the 250-acre Gateway Commerce Park, an industrial and distribution project, the future relocation of Halifax Medical Center, the sale of substantially all of the remaining land within the LPGA International community, and sale of lands west of LPGA Blvd. for a large-scale residential community, all in the LPGA corridor, tend to create additional buyer interest and sales opportunities. A strong backlog of contracts is in place for closing in 2005 and future years. It is management's priority to convert this backlog into closings.

The Company continues to utilize its strategy of investing in income properties through the like-kind exchange process with proceeds of agricultural land sales qualifying for income tax deferral. The Company had approximately $91 million invested in 22 income properties at September 30, 2005. During the first nine months of 2005, six properties were purchased, including two properties in North Carolina and one additional property in Atlanta, Georgia and the rest in Florida. An additional $1.6 million, recorded as restricted cash on the balance sheet, was held by a qualified intermediary at September 30, 2005, with one property under contract to close in the fourth quarter. With this investment, base revenue approximating $7.4 million is expected to generated annually. This income source, along with additional net-lease property income, is expected to decrease earnings volatility in future years and add to overall financial performance. The Company is now in a position to consider other forms of real estate investment to diversify and enhance potential returns.

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

RISKS AND COMPETITION
---------------------
The real estate business is subject to a number of economic factors including the impact of rising and falling interest rates, which affect the ability of purchasers to obtain financing, and population growth, which impacts supply and demand for new homes, as well as goods and services, and hence land to meet those needs. Also impacting the ability to sell land are the availability of roads and utilities, environmental impacts, density limitations, urban service areas, smart growth, and other factors associated with national, regional or local economic and political conditions. All of these factors have an impact on the Company's three lines of business and their success. Most directly impacted is the real estate sales and development business currently centered in the Daytona Beach market. Pricing levels and changes by the Company and its immediate competitors can affect sales, although the Company generally enjoys a competitive edge due to low costs associated with long-time land ownership and a significant ownership position in the immediate market.

RESULTS OF OPERATIONS
---------------------

Summary of Operating Results

For the three months ended September 30, 2005, the Company generated profits totaling $2,688,847, equivalent to $.47 basic earnings per share. This net income compares favorably to net income amounting to $732,535,equivilant to basic earnings per share of $.13 realized in 2004's same period. These positive results were primarily achieved on increased land sales profits and improved results from income properties, with the addition of six new properties during the year. Also contributing to the positive results were significantly lower stock option expenses reflected in general and administrative expenses on the Company's consolidated statement of income, as a result of the change in the Company's stock price during the quarter.

Profits for the nine-month period amounted to $12,622,406, equivalent to $2.23 basic earnings per share. Net income totaling $1,092,529, equivalent to $.19 per share, was earned during 2004's first nine months. Higher land sales volume along with increased profitability from income properties as the result of the new properties acquired during the year were primarily responsible for these positive results.

The Company also uses Earnings Before Depreciation, Amortization and Deferred Taxes (EBDDT) as a performance measure. The Company's strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT:

                                                  Three Months Ended
                                        -------------------------------------
                                         September 30,          September 30,
                                             2005                   2004
                                        -------------------------------------
Net Income                               $ 2,688,847              $   732,535
   Add Back:
   Depreciation and Amortization             452,202                  348,465
   Deferred Taxes                           (406,804)                  39,425
                                          ----------               ----------
Earnings Before Depreciation,
 Amortization and Deferred Taxes         $ 2,734,245               $1,120,425
                                          ==========               ==========

                                                  Nine Months Ended
                                        -------------------------------------
                                         September 30,          September 30,
                                             2005                   2004
                                        -------------------------------------

Net Income                               $12,622,406               $1,092,529
   Add Back:
   Depreciation and Amortization           1,277,275                  964,412
   Deferred Taxes                          2,208,047                  246,757
                                          ----------               ----------
Earnings Before Depreciation,
  Amortization and Deferred Taxes        $16,107,728               $2,303,698
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

EBDDT totaling $2,734,245 for the third quarter represented a substantial increase over 2004's third period EBDDT of $1,120,425 due to the strong operating results, despite a negative adjustment for deferred taxes. The negative adjustment for deferred taxes was due to the reversal of deferred taxes on gains from year-end 2004 transactions for which the like-kind exchange process was not completed, as the Company was unable to identify sufficient investment opportunities, which met its investment criteria. Also contributing to the deferred tax adjustment was the recognition of a gain, for tax purposes, on the collection on notes receivable, which had been treated as an installment sale in prior years.

For the nine-month period, EBDDT totaled $16,107,728 and represented a significant increase over 2004's EBDDT of $2,303,698 for the first nine months. The jump in EBDDT was the result of not only the increased income from higher land sales volume and increased profits from income properties, but also the increase in deferred income taxes on the deferral of gains on land sales, primarily in the first quarter of 2005. Depreciation and amortization also rose with the addition of six income properties during the first nine months of the year.

Real Estate Operations
----------------------
Real Estate Sales
-----------------
The sale of 13 acres of land during the third quarter of 2005 produced revenues and profits from real estate sales totaling $3,735,564 and $3,100,026, respectively. During 2004's third quarter, revenues of $1,949,400 were realized on the sale of 56 acres of property. Profits of $1,272,945 were recognized during the third quarter of 2004.
Higher profit margin sales were closed in 2005's third quarter when compared to the prior year's same period. Sales prices and profit margins vary dependent on size, location, and intended use of the parcels sold.

For the first nine months of 2005, profits from real estate sales totaled $21,574,177 and represented a substantial improvement over profits of $2,728,885 posted in 2004's same period. During 2005's nine-month period, the sale of 214 acres of land produced revenues of $26,989,590. Revenues amounting to $4,937,891 were recorded on the sale of 75 acres of property in 2004's same period.

Income Properties
-----------------
The acquisition of six properties in 2005's first nine months resulted in a 35% increase in revenues and a 33% rise in profit from income properties for the third quarter of 2005 when compared to the same period of 2004. Revenues in 2005's period amounted to $1,793,609 and generated profits totaling $1,479,142. Third quarter 2004 net income totaled $1,111,659 on revenues of $1,330,986. Income properties' costs and expenses rose 43% during the period when compared to the prior year, primarily the result of increased depreciation expense resulting from the acquisition of the properties.

For the nine-month period through September 30, 2005, profits from income properties totaled $3,923,472 on revenues of $4,811,202. These profits and revenues represented increases of 40% and 38%, respectively when compared to 2004's same period results. During 2004's first nine months, profits of $2,836,398 were produced on revenues of $3,441,446. These improvements, along with the 47% rise in costs and expenses, again were the result of the addition of the six properties acquired during 2005's first nine months.

Golf Operations
---------------
Golf operations bottom line results improved 13% during the third quarter of 2005 when compared to the prior year. A loss of $518,313 was posted in 2005's third period compared to a loss of $592,859 one year earlier. Revenues rose 30% to $920,836 with both golf and food and beverage activities contributing to the increase. The number of golf rounds played increased 32% with the average rate per round played increasing 5%. Golf operations' costs and expenses rose 10% to $1,439,149 on the greater activity, along with higher golf course maintenance expenses. Profitability was negatively impacted in 2004 by the severe weather experienced in August and September, with three hurricanes passing through the area during those months.

For the nine-month period golf operations posted a small improvement in profitability with a loss of $861,346 recognized in 2005 compared to a loss of $871,869 realized in 2004's first nine months. This improvement was generated on a 9% gain in revenues offset by a 7% jump in expenses for the nine-month period. The revenue gain, to $3,648,055, was achieved on an 11% increase in golf activities revenues and a 6% rise in food and beverage revenues. Total revenues of $3,335,126 were recorded in 2004's nine-month period. The average rate per round played increased 3% during the period while the number of rounds played increased 7% to 45,463. The higher costs and expenses were primarily the result of higher salaries and wages, cost of sales, clubhouse repairs and maintenance, and golf course maintenance expenses.

General Corporate and Other
---------------------------
Profits on the sale of other real estate interests totaled $21,210 and $258,943 for the third quarter and first nine months of 2005, respectively. These profits were earned on the release of subsurface interests on 1,358 acres of which 138 were released in the third quarter. During the first nine months of 2004, profits on the release of subsurface interest totaled $92,527 of which $38,975 were earned in the third quarter. Releases were granted on 1,954 acres and 875 acres for the nine months and third quarter of 2004, respectively.

Interest and other income of $207,070 and $676,116 were earned in the third quarter and first nine months of 2005, respectively. These amounts represented a 26% increase for both periods compared to one year earlier. Interest and other income during 2004's same periods was $164,760 and $538,087. The increases for both periods was attributable to increased interest earned on higher invested funds and funds held by the qualified intermediary for reinvestment through the like-kind exchange process. These gains were partially offset by lower interest realized on mortgage notes receivable due to collection of principal during 2005 and 2004.

For the third quarter of 2005,a decrease in the Company's stock price resulted in a reversal of stock option expense, including expenses associated with stock appreciation rights, totaling $1,163,481. This credit from stock option expense caused total general and administrative expenses to be a credit of $51,130 for the third quarter of 2005. General and administrative expenses for 2004's third quarter amounted to $814,493.

General and administrative expense rose substantially during the nine-month period. The increase in costs was directly attributable to higher stock option expense, as the result of the increase in the Company's stock price, for the nine-month period. General and administrative expenses were $6,212,496 and $3,561,892 for the nine months ended September 30, 2005 and 2004, respectively.

During the first nine months of 2005, the Company generated significant taxable income, and there is reasonable assurance the Company will produce taxable income for the remainder of the year.
Due to this taxable income, the deferred tax asset valuation allowance associated with charitable contribution carryforwards was reversed during the second quarter, resulting in a $695,000 positive adjustment to the income tax provision.

Liquidity and Capital Resources
-------------------------------
The Company's balance sheet remained strong at September 30, 2005, with cash, restricted cash, and investment securities totaling $22,118,934, while notes payable amounted to $7,353,955. During the nine-month period, operating activities generated $24,497,035, including the collection of notes receivable totaling $3,935,252. Investing activities used $18,664,533 as funds held in restricted cash were used to purchase property, plant and equipment, or returned, when the Company was unable to find suitable investment property, and transferred to short-term investment securities. The acquisition of property, plant, and equipment, including the portion allocated to intangible assets for the value associated with the leases in place on income properties acquired totaled $31,510,940. Restricted cash decreased $26,083,525 with the purchase of six income properties and the return of approximately $12.1 million, which was unable to be reinvested in properties, which met management's criteria and offset by proceeds from 2005 closings. Financing activities used $2,582,687 during the period and included the payment of dividends totaling $1,245,740, equivalent to $.22 per share, and the reduction in notes payable totaling $1,363,021 including the payoff of a $1,200,000 mortgage note payable.

Capital requirements for the remainder of 2005 approximate $1.0 million in addition to the funds to be invested in additional income properties as funds become available through the like-kind exchange process. At this time the Company has one income property under contract to close in November for a price of $4.2 million. Expenditures for road development and construction on the Company's core Daytona Beach area lands, are the primary make-up of the $1.0 million in capital requirements. Capital to fund these planned expenditures will be provided from cash and investment securities on hand, as they mature, operating activities and existing financing sources currently in place. The Company had no outstanding balance on its $10 million revolving line of credit at September 30, 2005. In addition to these sources, the Company believes that it has the ability to borrow against its income properties, as they are currently free of debt.

CRITICAL ACCOUNTING POLICIES
----------------------------
The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate." The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS No. 66, or the Company retains some form of continuing involvement with the property. Income of $108,749 was deferred during the first nine months of 2005. No income was deferred for the first nine months of 2004, as sales met the established criteria.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has reviewed the recoverability of long-lived assets, including real estate and development and property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may or may not be recoverable. Real estate and development are evaluated for impairment by estimating sales prices less costs to sell. Impairment on income properties and other property, plant, and equipment is measured using an undiscounted cash flow approach. There has been no material impairment of long-lived assets reflected in the consolidated financial statements.

At the time the Company's debt was refinanced, in April 2002, the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133." The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss. A liability in the amount of $599,405 has been established on the Company's balance sheet. The cumulative change in fair value since inception, net of applicable taxes, in the amount of $368,185 at September 30, 2005, has been recorded as accumulated other comprehensive loss, a component of shareholders' equity.

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

The Company manages its debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. The Company is primarily exposed to interest rate risk on its $8,000,000 ($7,353,955 outstanding at September 30, 2005) long-term mortgage.
The borrowing bears a variable rate of interest based on market rates. Management's objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, the Company entered into an interest rate swap agreement during the second quarter of 2002, which effectively fixed the interest rate paid by the Company.

ITEM 4.  CONTROLS AND PROCEDURES.
---------------------------------
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)under the Securities and Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f)under the Exchange Act) during the third fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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





                                         CONSOLIDATED-TOMOKA LAND CO.
                                                 (Registrant)



Date: November 8, 2005                   By:/s/ William H. McMunn
                                         ----------------------------
                                         William H. McMunn, President
                                         and Chief Executive Officer




Date: November 8, 2005                   By:/s/ Bruce W. Teeters
                                         ----------------------------
                                         Bruce W. Teeters, Senior
                                         Vice President - Finance
                                         and Treasurer