Form 10-K
period 2005-12-31
CONSOLIDATED TOMOKA LAND CO
filed 2006-03-13
CIK 23795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                           FORM 10-K

        X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
       ----   OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2005

                              OR

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

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

                                        Name of each exchange on
     Title of each class                   which registered
 COMMON STOCK, $1 PAR VALUE             AMERICAN STOCK EXCHANGE

        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                                NONE
                           (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 if the Securities Act.  YES      NO X
                                                          ---     ---
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                       YES     NO X
                                                          ---    ---
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                   YES  X           NO
                             --             ---
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                   ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   Accelerated filer X Non-accelerated filer
                       ---                 ---                     ---
Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).  YES       NO   X
                                        ---       ---
The aggregate market value of the shares of common stock held by non-affiliates of the registrant at June 30, 2005, was approximately $487,430,456.

The number of shares of the registrant's Common Stock outstanding on March 1, 2006 was 5,671,749.

Portions of the Proxy Statement of registrant, which the Company expects will be dated March 24, 2006, are incorporated by reference in
Part III of this report.

                              "Safe Harbor"

Certain statements contained in this Form 10-K (other than the financial statements and statements of historical fact) are forward-looking statements. The words "believe," "estimate," "expect," "intend," "anticipate," "will," "could," "may," "should," "plan," "potential," "predict," "forecast," "project," and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company wishes to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2006, and thereafter, include many factors that are beyond the Company's ability to control or estimate precisely. These risks and uncertainties include the risk factors set forth in Item 1A below.

While the Company periodically reassesses material trends and uncertainties affecting its results of operations and financial condition, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

                         TABLE OF CONTENTS

                              PART I


Item 1.     BUSINESS...............................................1
Item 1A.    RISK FACTORS...........................................6
Item 1B.    UNRESOLVED STAFF COMMENTS..............................9
Item 2.     PROPERTIES.............................................10
Item 3.     LEGAL PROCEEDINGS......................................11
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....11

                              PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
            EQUITY SECURITIES......................................11
Item 6.     SELECTED FINANCIAL DATA................................12
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS....................13
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK...................................................21
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. ..........22
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE....................22
Item 9A.    CONTROLS AND PROCEDURES................................22
Item 9B.    OTHER INFORMATION......................................23

                              PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....23
Item 11.    EXECUTIVE COMPENSATION.................................23
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.............23
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........23
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.................23


                              PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.............24

Signatures.........................................................25

                                 PART I
Item 1.  BUSINESS
------   --------
Consolidated-Tomoka Land Co. (the "Company") is primarily engaged in real estate, income properties, and golf operations collectively, "The Real Estate Business," through its wholly owned subsidiaries, Indigo Group Inc., Indigo Development Inc., Indigo International Inc., Indigo Group Ltd., Indigo Commercial Realty Inc., W. Hay Inc., W. Hay LLC, and Palms Del Mar Inc. Real estate operations include commercial real estate, land sales and development, residential, agricultural operations, and leasing properties for oil and mineral exploration. Income properties primarily consist of owning properties leased on a triple-net and double-net basis. Golf operations consist of the operation of two golf courses, a clubhouse facility, and food and beverage activities. These operations are predominantly located in Volusia County, Florida, with various income properties located in Florida, Georgia, and North Carolina.

The following is information regarding the Company's business segments. The "General, Corporate and Other" category includes general and administrative expenses, income earned on investment securities, and other miscellaneous income and expense items.

                                                     2005        2004        2003
                                                             (IN THOUSANDS)
                                                   --------------------------------
Revenues of each segment are as follows:
 Real Estate                                      $ 32,074     $ 32,640     $25,496
 Income Properties                                   6,663        4,766       3,276
 Golf                                                4,817        4,579       4,373
 General, Corporate and Other                        1,210        1,213       1,746
                                                   ---------------------------------
                                                  $ 44,764     $ 43,198     $34,891
                                                    =================================
Operating income (loss) before income tax
 for each segment is as follows:
 Real Estate                                      $ 25,581     $ 24,939     $22,774
 Income Properties                                   5,441        3,940       2,681
 Golf                                               (1,293)      (1,199)     (1,185)
 General, Corporate and Other                       (6,787)      (3,860)     (2,842)
                                                   ---------------------------------
                                                  $ 22,942     $ 23,820     $21,428
                                                   =================================

Identifiable assets of each segment are as follows:
 Real Estate                                      $ 15,473     $ 14,446     $18,635
 Income Properties                                  93,908       62,167      41,434
 Golf                                                9,308        9,708      10,026
 General, Corporate and Other                       24,569       32,900      27,811
                                                  ----------------------------------
                                                  $143,258     $119,221     $97,906
                                                  ==================================

ITEM 1.  BUSINESS (CONTINUED)
------   -------------------
Identifiable assets by segment are those assets that are used in each segment. General corporate assets and those used in the Company's other operations consist primarily of cash, investment securities, notes receivable, and property, plant and equipment.

REAL ESTATE OPERATIONS
----------------------
COMMERCIAL DEVELOPMENT. In 1993, the Company received Development of Regional Impact ("DRI") approval on a 4,500-acre tract of land located both east and west of Interstate 95 in Daytona Beach, Florida. The tract of land includes approximately 3,000 acres west of Interstate 95 in a mixed-used development known as LPGA International. The LPGA International development includes the headquarters of the Ladies Professional Golf Association, along with two championship golf courses, clubhouse facilities and residential communities. In addition to these uses, the DRI also provides for resort facilities and other commercial uses. Substantially all of the remaining property within the LPGA International development was sold to MSKP Volusia Partners LLC, a Morgan Stanley-Kitson Partnership ("MSKP") in 2004. MSKP assumed the responsibilities as master developer of the project. The property is expected to be developed into several distinct communities, with lots sold to major builders.

The Company continues to own approximately 1,100 acres of land within the DRI, primarily located east of Interstate 95. At the end of 2002, the Company closed the sale of the first corporate headquarter's site at the Company's new Cornerstone Office Park located within the 250-acre Gateway Business Center at the southeast quadrant of the Interstate 95 interchange at LPGA Boulevard. Development of the office park was substantially completed in 2003, with the opening of the first office building owned and constructed by a third party, which includes the Company's corporate office, occurring in January 2004. A second site was sold within the development during 2005, with a companion 47,000 square-foot office building owned and constructed by a third party opened in early 2006.

Development of the Gateway Commerce Park, a 250-acre industrial, warehouse, and distribution park located south of Gateway Business Center on the east side of Interstate 95 in Daytona Beach, commenced in 2004 with the first phase substantially completed prior to year end. The first sale within the development closed in February 2004, with construction of a 60,000 square-foot manufacturing and distribution facility completed in late 2004. Two additional sales within the Gateway Commerce Park occurred in late 2004 with construction of a 100,000 square-foot office and manufacturing facility and a 65,000 square-foot distribution facility substantially completed by year end 2005. During 2005, two additional sales closed within the park.

Indigo Commercial Realty Inc., a commercial real estate brokerage company formed in 1981, is the Company's agent in the management of developed commercial and undeveloped acreage. Approximately 32 acres of fully developed sites located in the Daytona Beach area and owned by Indigo Group Inc. were available for sale at December 31, 2005. All development and improvement costs have been completed at these sites.

RESIDENTIAL. Until December 1993, the Company, through Indigo Group Ltd. ("IG LTD"),operated in residential development, home building, and sales. At the end of 1993, IG LTD closed down the development and building functions. IG LTD sold its remaining lot inventory in Tomoka Heights, a 180-acre development adjacent to Lake Henry in Highlands County, Florida. During 2004, IG LTD sold its 7 remaining lots in Riverwood Plantation, a 180-acre community in Port Orange, Florida.

------   -------------------
AGRICULTURAL OPERATIONS. The Company's agricultural lands encompass approximately 11,250 acres on the west side of Daytona Beach, Florida. Management believes the geographic location of this tract is excellent. In addition to access by major highways (Interstate 95, State Road 40, and International Speedway Boulevard), the internal road system for forestry and other agricultural purposes is good. Income from sales of forest products varies considerably from year-to-year depending on economic conditions and rainfall, which sometimes limits access to portions of the woodlands. In addition, drought conditions sharply increase the potential for forest fires, as occurred during the summer of 1998. The wildfires, which ravaged central Florida, destroyed approximately 8,500 acres of the Company's timber land. This and the sale of an approximately 11,000-acre parcel to St. Johns River Water Management District in 1997 have reduced the Company's potential for future income from sales of forest products. Expenses associated with forestry operations consist primarily of real estate taxes, with additional expenses including the costs of installing and maintaining roads and drainage systems, reforestation, and wildfire suppression.

After the wildfires experienced in 1998, replanting was initiated on most of the impacted property. It is anticipated that the newly planted timber will reach maturity in 14 to 20 years. Based on current growth projections, a significant portion of the replanted lands east of Interstate 95 and along LPGA Boulevard and certain lands west of Interstate 95 appear to be in the path of the area's growth, which could result in some portions of the property being sold prior to the maturity of the timber crop. This predicament has necessitated the Company to develop a business plan for conversion of these immature timber lands into other agricultural uses that would produce saleable crops on a shorter maturity schedule.

In late 2004, the Company formed a wholly owned subsidiary, W. Hay LLC, to manage the conversion of these timber lands into hay production. Annually, management will assess which areas should be converted from timber into hay operations. These decisions will be based on the current economics of both the timber and hay businesses, and the then current evaluation of the estimated maturity date of planted timber parcels. As mature timber is harvested, the decision to replant or convert will be evaluated on the same criteria. It is currently anticipated that over time a significant portion of the Company's lands will be converted into hay production.

During 2005, the Company hired a staff of four employees to manage and operate equipment for the ongoing hay operations. Approximately 80 acres of land were planted during 2005, with the first harvest in the first quarter of 2006. An additional 325 acres are in various stages of clearing for planting in 2006.

SUBSURFACE INTERESTS. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 516,000 "surface" acres of land owned by others in various parts of Florida, equivalent to approximately 284,000 acres in terms of full interest. The Company leases its interests to mineral exploration firms whenever possible. The Company's basis in subsurface interests is $2,927.

Leases on 800 acres have reached maturity; but, in accordance with their terms, are held by the oil companies without annual rental payments because of producing oil wells, from which the Company receives royalties.

------   -------------------
The deeds for 82,515 surface acres, in which the Company has a one-half reserved mineral interest, contain a provision requiring releases of the Company's rights if certain conditions are satisfied. Consideration for such releases on most of those acres is set at the rate of $2.50 per surface acre, if the conditions for release are met.

On other acres in Lee and Hendry Counties in Florida (where producing oil wells exist), the Company's current policy is to grant no release of rights with respect to its reserved mineral rights. Under certain circumstances, the Company will release surface entry rights or other rights upon request of a surface owner who requires such a release for a negotiated release price based on a percentage of the surface value. In counties other than Lee and Hendry, releases are granted for a percentage of the surface value of a parcel of land. In connection with any release, the Company charges a minimum administrative fee.

At December 31, 2005, there were two producing oil wells on the Company's interests. Volume in 2005 was 95,062 barrels and volume in 2004 was 109,114 barrels from three producing wells. Production, in barrels, for prior recent years was: 2003 - 100,098, 2002 - 115,453, and 2001 - 116,341.

INCOME PROPERTIES
-----------------
The Company's business strategy involves becoming a company, over time, with a more predictable earnings pattern from geographically dispersed real estate holdings. To this end, the Company has acquired twenty-three income properties since 2000. Following is a summary of these properties:
                                               AREA          YEAR
LOCATION                   TENANT             (SQUARE FEET)  PURCHASED
-----------------------    --------------      ------------  ---------
Tallahassee, Florida       CVS                       10,880       2000
Daytona Beach, Florida     Barnes & Noble            28,000       2001
Lakeland, Florida          Barnes & Noble            18,150       2001
Sanford, Florida           CVS                       11,900       2001
Palm Bay, Florida          Walgreens                 13,905       2001
Clermont, Florida          CVS                       13,824       2002
Melbourne, Florida         CVS                       10,908       2003
Sebring, Florida           CVS                       12,174       2003
Kissimmee, Florida         Walgreens                 13,905       2003
Orlando, Florida           Walgreens                 15,120       2003
Sanford, Florida           CVS                       13,813       2003
Apopka, Florida            Walgreens                 14,560       2004
Clermont, Florida          Walgreens                 13,650       2004
Sebastian, Florida         CVS                       13,813       2004
Alpharetta, Georgia        Walgreens                 15,120       2004
Powder Springs, Georgia    Walgreens                 15,120       2004
Lexington, North Carolina  Lowe's                   114,734       2005
Alpharetta, Georgia        RBC Centura Bank           4,128       2005
Asheville, North Carolina  Northern Tool & Equipment 25,454       2005
Altamonte Springs, Florida RBC Centura Bank           4,135       2005
Vero Beach, Florida        CVS                       13,813       2005
Orlando, Florida           RBC Centura Bank           4,128       2005
Clermont, Florida          CVS                       13,813       2005
--------------------------                     ------------
23 Properties                                       415,047
==========================                     ============

All properties are leased on a long-term, double or triple-net lease basis.

------   -------------------
During the third quarter of 2004, CVS Corp.("CVS") completed the acquisition of a portion of the Eckerd pharmacy chain, including all of the Florida stores. As part of the integration of the Eckerd chain into its system, some of the acquired stores have been closed.

Four stores owned by the Company were closed by CVS. The tenant is obligated on the leases and continues to make lease payments. Two of the four closed stores have been subleased.

Other rental property is limited to a 12-acre auto dealership site, which is located in Daytona Beach, Florida, along with ground leases for billboards, a communication tower site, and hunting leases covering 7,025 acres. A portion of the auto dealership site, which was purchased in 2000, was sold in 2001, for a profit approximating $675,000. The Company also owned a 17,000 square-foot office building in Daytona Beach, Florida, which was under a lease-purchase agreement. During the fourth quarter of 2003, the ownership was transferred.

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

EMPLOYEES
---------
The Company has twenty employees and considers its employee relations to be satisfactory.

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

ITEM 1A.  RISK FACTORS
-------   ------------
The real estate business is subject to a number of significant risks. The risks described below may not be the only risks which potentially could impact our business. These additional risks include those which are unknown at this time or that are currently considered immaterial. If any of the circumstances described below actually occur to a significant degree, our business, financial condition, and/or results of operations could suffer, and the trading price of the Company's common stock could decline.

FUTURE CHANGES IN THE REAL ESTATE MARKET COULD AFFECT THE VALUE OF
------------------------------------------------------------------
OUR PROPERTIES AND BUSINESS
---------------------------
We have extensive real estate holdings in the City of Daytona Beach in Volusia County, Florida. The value of the real property and the revenue from related sale and/or development activities may be adversely affected by a number of factors, including:

* national, regional, and local economic climate;
* local real estate conditions (such as an oversupply of land or a reduction in demand for real estate in an area);
* competition from other available property;
* availability of roads and utilities;
* unexpected construction costs or delays;
* government regulations and changes in real estate, zoning, land use, environmental or tax laws;
* interest rate levels and the availability of financing; and
* potential liabilities under environmental and other laws.

ABILITY TO SUCCESSFULLY EXECUTE ACQUISITION OR DEVELOPMENT STRATEGIES
---------------------------------------------------------------------
There is no assurance the we will be able to continue to implement our strategy of investing in income properties successfully.
Additionally, there is no assurance that the income property portfolio will expand at all, or if it will expand at any specified rate or to any specified size. In addition, investment in additional real estate assets is subject to a number of risks. As we expect to invest in markets other than the ones in which currently owned properties are located, we will be subject to risks associated with investment in new markets that may be relatively unfamiliar.

Development activities are subject to the risks normally associated with these activities. These risks include those relating to the availability and timely receipt of zoning and other regulatory approvals, the cost and timely completion of construction (including risks from factors beyond our control, such as weather or labor conditions or material shortages), and the ability to obtain both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken or provide a tenant the opportunity to terminate a lease. Any of these situations may delay or eliminate proceeds or cash flows expected from these projects, which could have an adverse affect on financial condition and results of operations.

OUR OPERATIONS COULD BE NEGATIVELY IMPACTED BY THE LOSS OF KEY
--------------------------------------------------------------
MANAGEMENT PERSONNEL
--------------------
Our future success depends, to a significant degree, on the efforts of each member of senior management. Replacement of any member of senior management could adversely affect our operations and our ability to execute business strategies. Our Company does not have key man life insurance policies on members of senior management.

-------   -----------------------
CHANGES IN LOCAL, REGIONAL, AND NATIONAL ECONOMIC CONDITIONS COULD
------------------------------------------------------------------
ADVERSELY AFFECT OUR BUSINESS
-----------------------------
The real estate development industry is cyclical in nature and is particularly vulnerable to shifts in local, regional, and national economic conditions outside of our control, such as:

* short and long-term interest rates;
* housing demand;
* population growth;
* employment levels and job growth; and
* property taxes.

The real estate business is subject to a number of economic factors including the impact of rising and falling interest rates, which can affect the ability of purchasers to obtain financing, and population growth, which impacts supply and demand for new homes, as well as goods and services; and hence, land to meet those needs.

Any decline in the regional or national economies could adversely impact real estate sales and revenues. Accordingly, financial condition could be adversely affected by any weakening in the regional or national economy.

In addition, weather conditions and natural disasters such as hurricanes, tornadoes, floods, droughts, fires, and other environmental conditions can adversely affect the Company's business.

THE REAL ESTATE BUSINESS IS SUBJECT TO ENVIRONMENTAL AND
--------------------------------------------------------
LAND USE REGULATIONS
--------------------
We are subject to a wide variety of federal, state, and local laws and regulations relating to land use and development and to environmental compliance and permitting obligations, including those related to the use, storage, discharge, emission, and disposal of hazardous materials. Any failure to comply with these laws could result in capital or operating expenditures or the imposition of severe penalties or restrictions on operations that could adversely affect present and future operations.

Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. Additionally, development moratoriums may be imposed due to over capacity roads. In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year. If municipalities in which the Company owns land and operates take actions like these, it could have an adverse affect by causing delays, increasing costs, or limiting the ability to operate in those municipalities.

WE SELL PROPERTY IN A HIGHLY COMPETITIVE MARKET, WHICH COULD
------------------------------------------------------------
HURT FUTURE BUSINESS
--------------------
Our competitors are primarily other landowners in the Volusia County area. These competitive conditions can make it difficult to sell land at desirable prices and can adversely affect operations, financial condition, or results of operations.

-------   -----------------------
OUR QUARTERLY RESULTS ARE SUBJECT TO VARIABILITY
------------------------------------------------
We derive a substantial portion of our income from land sales. The timing of commercial land sales activity is not predictable and is generally subject to the purchaser's ability to obtain approvals from the city, county and regulatory agencies for their intended use of the land on a timely basis. As these approvals are subject to third party responses, it is not uncommon for delays to occur, which affect the timing of sales closings. These timing issues have caused, and may continue to cause, our operating results to vary significantly from quarter to quarter and year to year.

LOSS OF REVENUES FROM MAJOR TENANTS WOULD REDUCE CASH FLOW
----------------------------------------------------------
The two largest income property tenants CVS and Walgreens accounted for an aggregate of approximately 65% of base rent as of December 31, 2005. The default, financial distress, or bankruptcy of one or both of these tenants could cause substantial vacancies. Vacancies reduce revenues until the affected properties can be re-leased and could decrease the ultimate sale value of each such vacant property. Upon the expiration of the leases that are currently in place, we may not be able to re-lease a vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing.

THERE ARE A NUMBER OF RISKS INHERENT IN OWNING INCOME PROPERTIES
----------------------------------------------------------------
Factors beyond our control can affect the performance and value of the income properties' portfolio. Changes in national, regional, and local economic and market conditions may affect the performance of the income properties and their value. Local real estate market conditions may include excess supply and intense competition for tenants, including competition based on:

* rental rates;
* attractiveness and location of the property; and
* quality of maintenance, insurance, and management services.

In addition, other factors may adversely affect the performance and value of the income properties, including changes in laws and governmental regulations, changes in interest rates, and the availability of financing.

In addition, because real estate investments are relatively illiquid, the ability to adjust the portfolio of income properties promptly in response to economic or other conditions is limited. Certain significant expenditures generally do not change in response to economic or other conditions, including debt service (if any), real estate taxes, and operating and maintenance costs.

-------   -----------------------
FUTURE GROWTH AND REAL ESTATE DEVELOPMENT REQUIRES ADDITIONAL CAPITAL
---------------------------------------------------------------------
WHOSE AVAILABILITY IS NOT ASSURED
---------------------------------
We expect to continue making investments in real estate development. Based on the status of several specific real estate projects, we will continue to invest significant amounts in real estate over the next several years. We could finance future expenditures from any of the following sources:

* cash flow from operations;
* bank borrowings;
* non-recourse, sale leaseback, or other financing;
* public offerings of debt or equity;
* private placement of debt or equity; or
* some combination of the above.

Financing for future expenditures may not be available on favorable terms or at all.

COMPETITION AND MARKET CONDITIONS RELATING TO GOLF OPERATIONS
-------------------------------------------------------------
COULD ADVERSELY AFFECT OPERATING RESULTS
----------------------------------------
Golf operations face competition from similar nearby golf operations. Any new competitive golf operations that are developed close to our existing golf operations also may adversely impact results of operations. Golf operations are also subject to adverse market conditions such as population trends and changing demographics, any of which could adversely affect results of operations. In addition, the golf operations may suffer if the economy weakens, if the popularity of golf decreases, or if unusual weather conditions or other factors cause a reduction in rounds played. Our golf operations are seasonal, primarily due to the impact of the winter tourist season and summer Florida heat and rain.

OUR COMMON STOCK IS THINLY TRADED, AND THEREFORE, THE STOCK
-----------------------------------------------------------
PRICE MAY FLUCTUATE MORE THAN THE STOCK MARKET AS A WHOLE
---------------------------------------------------------
As a result of the thin trading market for our stock, its market price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger float, common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of common stock may have a greater impact on the trading price than would be the case if public float were larger.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
-------   -------------------------
The Company has no unresolved written comments from the Securities and Exchange Commission regarding its periodic or current reports.

ITEM 2.  PROPERTIES
------   ----------
Land holdings of the Company and its affiliates, which are primarily located in Florida, include: approximately 11,800 acres (including commercial/retail sites) in the Daytona Beach area of Volusia County; approximately 4 acres in Highlands County; retail buildings located on 59 acres throughout Florida, Georgia, and North Carolina; and full or fractional subsurface oil, gas, and mineral interests in approximately 516,000 "surface acres" in 20 Florida counties. Approximately 3,000 acres of the lands located in Volusia County are encumbered under a mortgage. The conversion and subsequent utilization of these assets provides the base of the Company's operations.

The Volusia County holdings include approximately 10,600 acres within the city limits of Daytona Beach and small acreages in the Cities of Ormond Beach and Port Orange. During 2003, the Company acquired 946 acres of land, which will be used for wetlands mitigation. During 2005, the Company purchased $5.1 million of wetland mitigation credits, equivalent to 200 credits. At December 31, 2005, there were 126 mitigation credits remaining with a book value of $3.5 million.
Of the 10,600 acres inside the city limits of Daytona Beach, approximately 1,130 acres have received development approval by governmental agencies. The 1,130 acres plus approximately 730 acres owned by the City of Daytona Beach, 15 acres owned by Indigo Community Development District, and 2,000 acres sold to others for development are the site of a long-term, mixed-use development which includes "LPGA International." LPGA International is made up of the national headquarters of the Ladies Professional Golf Association, along with two "Signature" golf courses and a residential community, a clubhouse, a maintenance facility, and main entrance roads to serve the LPGA community.

On October 22, 2004, the Company closed on the sale of most of the remaining land (over 1,000 acres) within the LPGA International community. The sale to MSKP, which had previously purchased 261 acres within the development, was for a sales price of approximately $18,000,000. The sale included acreage around the Legends golf course, several commercial parcels fronting International Speedway Boulevard and LPGA Boulevard, and a hotel/resort parcel adjacent to the LPGA International Clubhouse. MSKP has become the community's master developer, and a subsidiary of the Company continues to operate the golf facilities.

The lands not currently being developed, including those on which development approvals have been received, are involved in active agricultural operations. Except for a 12-acre parcel at the Interstate 95 and Taylor Road interchange in the Port Orange area, south of Daytona Beach, the tract straddles Interstate 95 for 6-1/2 miles between International Speedway Boulevard(U. S. Highway 92) and State Road 40, with approximately 10,000 acres west and 1,700 acres east of the interstate.

Subsidiaries of the Company are holders of the developed Volusia
County properties and are involved in the development of additional lands zoned for residential, commercial, or industrial purposes.

The Company's oil, gas, and mineral interests, which are equivalent to full rights on 284,000 acres, were acquired by retaining subsurface rights when acreage was sold many years ago.

During 2005, the Company sold its remaining lot inventory located at the 180-acre Tomoka Heights development in Highlands County, Florida. IG LTD developed this community, located adjacent to Lake Henry, which consisted of single-family and duplex units.

The Company also owns and operates properties for leasing. These properties are discussed in "Business-Income Properties."

ITEM 3.  LEGAL PROCEEDINGS
------   -----------------
There are no material pending legal proceedings to which the Company or its subsidiaries are a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.


                              PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
------   --------------------------------------------------
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
         -------------------------------------------------------------

                  COMMON STOCK PRICES AND DIVIDENDS

The Company's common stock trades on the American Stock Exchange ("AMEX") under the symbol CTO. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends paid per share over the two years ended December 31, 2005:

                            2005   $.30
                            2004   $.26


Indicated below are high and low sales prices for the quarters of the last two fiscal years. All quotations represent actual transactions.

                        2005                           2004
                   ---------------               -----------------
                   High      Low                  High       Low
                   ---------------               -----------------
                   $         $                    $          $
First Quarter      57.23     44.30                37.45      30.29
Second Quarter     87.00     70.25                39.90      32.80
Third Quarter      90.25     62.35                39.00      34.10
Fourth Quarter     71.25     63.76                43.50      34.61

Approximate number of shareholders of record as of February 6, 2006 (without regard to shares held in nominee or street name): 928.

There have been no sales of unregistered securities within the past three years.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------
The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                Five-Year Financial Highlights
                           (In thousands except per share amounts)

                                              2005    2004    2003    2002     2001
                                              -------------------------------------
                                             $       $       $        $       $
Summary of Operations:
  Revenues:
   Real Estate                               43,554  41,985  33,145  26,916    9,248
   Profit on Sales of
    Other Real Estate Interest                  272     210     632     151       57
   Interest and Other Income                    938   1,003   1,114   1,464    2,045
                                             ------  ------  ------  ------   ------
   TOTAL                                     44,764  43,198  34,891  28,531   11,350
                                             ------  ------  ------  ------   ------
Operating Costs and Expenses                 13,825  14,305   8,875  10,168    7,923
General and Administrative Expenses           7,997   5,073   4,588   3,407    4,594
Income Taxes                                  8,124   9,168   8,234   5,670   (  531)
                                             ------  ------  ------  ------   ------
Net Income (Loss)                            14,818  14,652  13,194   9,286   (  636)
                                             ======  ======  ======  =======  ======

Basic Earnings Per Share                       2.62    2.60    2.35    1.65   (  .11)
Diluted Earnings Per Share                     2.58    2.58    2.33    1.65   (  .11)
Dividends Paid Per Share                       0.30    0.26    0.22    0.20     0.20

Summary of Financial Position:
  Total Assets                              143,258 119,221  97,906  74,326   62,217
  Shareholders' Equity                       94,968  79,611  65,658  52,858   45,383
  Long-Term Debt                              7,298   8,717  10,129   9,235    9,458


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------
OPERATIONS OVERVIEW
-------------------
The Company is primarily engaged in real estate land sales and development, reinvestment of land sales proceeds into income properties, and golf course operations. The Company is owner of approximately 11,800 acres in Florida, of which approximately 10,600 are located within the City of Daytona Beach, and form a substantial portion of the western boundary of Daytona Beach. The Company lands are well located in the growing central Florida Interstate 4 corridor, providing an excellent opportunity for reasonably stable land sales in the near term future and following years.

With its substantial land holdings in Daytona Beach, the Company has parcels available for the entire spectrum of real estate uses. Along with land sales, the Company selectively develops parcels primarily for commercial uses. Sales and development activity on and around Company owned lands have been strong in the last four years. Although pricing levels and changes by the Company and its immediate competitors can affect sales, the Company generally enjoys a competitive edge due to low costs associated with long-time land ownership and a significant ownership position in the immediate market.

During 2005, the Company sold approximately 317 acres of land. Included in these land sales were approximately 120 acres sold to Florida Hospital for construction of a new hospital, acreage for expansion of the Daytona Beach Auto Mall, the second office building site in Cornerstone Office Park, sales within the 250-acre Gateway Commerce Park, an industrial and distribution project, and bank and residential sites in the LPGA Boulevard area. These sales activities, along with additional activities that took place prior to 2005 and continue at this time, including development and the future relocation of Halifax Medical Center, the sale of substantially all of the remaining land within the LPGA International community, and sale of lands west of LPGA Boulevard for a large-scale residential community, all in the LPGA corridor, tend to create additional buyer interest and sales opportunities. A strong backlog of contracts is in place for closings that the Company expects to occur in 2006.

In the year 2000, the Company initiated a strategy of investing in income properties utilizing the proceeds of agricultural land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes. At the end of 2005, the Company had invested approximately $96 million in twenty-three income properties through this process, with an additional $7.8 million held by a qualified intermediary for investment in additional properties.

During the third quarter of 2004, CVS Corp ("CVS") completed the acquisition of a portion of the Eckerd pharmacy chain, including all of the Florida stores. As part of the integration of the Eckerd chain into its system, some of the newly acquired stores were closed.
Four CVS stores owned by the Company were closed. The tenant is obligated on the leases and continues to make lease payments. Two of the four stores have been subleased to quality tenants. Management has reassessed the value of these properties and concluded there is no impairment.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS(CONTINUED)
         ------------------------------------
With an investment base of approximately $96 million in income properties, lease revenue in excess of $7.4 million is expected to be generated annually. This income, along with income from additional net-lease income property investments, is expected to decrease earnings volatility in future years and add to overall financial performance. The Company is now in a position to consider other forms of real estate investment to diversify and enhance potential returns.

Golf operations consist of the operation of the golf courses, a clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95, south and east of LPGA Boulevard. The Champions course was designed by Reese Jones and the Legends course was designed by Arthur Hills.

Over the last three years, golf revenues have grown despite an overall decline in golf course revenues in Florida. The Florida golf industry has been hurt by over building of golf courses, a general economic downturn, which has improved over the last two years, and hurricane activity over the last two years. While little damage was sustained from the hurricanes, business virtually came to a standstill for several weeks in 2004 as locals were preoccupied with cleanup and repair, and the local and state tourism industry has been slow to recover. Improvement in golf course operations is a function of increased tourist demand, a reduction in new golf course construction experienced in the last several years, and increased residential growth in LPGA International and adjoining land to the west and northwest. LPGA International and nearby projects currently under development are planned to contain about 4,000 additional dwelling units.

Food and banquet service revenues at the clubhouse, which had improved since its opening in January 2001, flattened out in 2005. Continued improvement over time is a function of the same factors impacting the golf courses: increased demand and new home construction. The Company's efforts to improve revenues and profitability have focused on providing quality products and services while maintaining consistent and stringent cost control for golf course and food service activities.

During 2004, the Company's 2002 Federal Income Tax Return was examined
by the Internal Revenue Service ("IRS").   The IRS disallowed the
deferral of gains taken under Internal Revenue Code ("IRC") Section 1031 on three transactions, which took place on lands within the Company's Development of Regional Impact ("DRI"). The Company appealed the IRS's position, and in early 2006 settled with the IRS by entering into a closing agreement. The settlement, which affects tax year 2002 and all subsequent years, relates only to transactions within the Company's DRI. For tax years after 2002, the settlement provides that as to all DRI lands, 70% of gains and related income taxes on sales qualifying for IRC Section 1031 will receive tax deferred treatment and 30% will not be allowed tax deferred treatment. In accordance with the settlement, amended tax returns were filed for years 2003 and 2004. The settlement for all years resulted in the reclassification of approximately $5.0 million of previously deferred federal and state income taxes to current income taxes payable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS(CONTINUED)
         ------------------------------------
SUMMARY OF 2005 OPERATING RESULTS
---------------------------------
For the twelve months of 2005, the Company generated net income of $14,817,750, equivalent to $2.62 per basic share. This net income represented a slight gain over 2004's net income totaling $14,651,739, equivalent to $2.60 per basic share. These positive results were achieved on a 3% increase in profits from real estate sales combined with a 38% jump in earnings from income properties and somewhat offset by increased general and administrative expenses on increased stock option expense accruals resulting from the rise in the Company's stock price.

During 2005, the Company deferred profit after income taxes of approximately $3.3 million or $.58 per basic share resulting from cash sales closed during the year for which the Company has post-closing obligations. The obligations are expected to be completed in 2006, with the deferred profit recognized in the Company's 2006 earnings.

The Company also uses Earnings Before Depreciation, Amortization and Deferred Taxes (EBDDT) as a performance measure. The Company's strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT:

                                                       Year Ended
                                           ----------------------------------
                                           December 31,          December 31,
                                              2005                   2004
                                           ----------------------------------

Net Income                                 $14,817,750            $14,651,739
   Add Back:
   Depreciation and Amortization             1,755,127              1,344,315
   Deferred Taxes                           (1,775,401)             8,589,976
                                           -----------             ----------
Earnings Before Depreciation,
 Amortization and Deferred Taxes           $14,797,476            $24,586,030
                                           ===========             ==========

EBDDT is not a measure of operating results or cash flows from operating activities as defined by U.S. generally accepted accounting principles. Further, EBDDT is not necessarily indicative of cash availability to fund cash needs and should not be considered as an alternative to cash flow as a measure of liquidity. The Company believes, however, that EBDDT provides relevant information about operations and is useful, along with net income, for an understanding of the Company's operating results.

EBDDT is calculated by adding depreciation, amortization, and deferred income taxes to net income as they represent non-cash charges.

In the year 2005, EBDDT was lower than 2004 as suitable reinvestment properties for $12.1 million of tax deferred profits were not available due to market conditions, and a settlement agreement with the Internal Revenue Service which reduced deferred taxes by approximately $5.0 million. In 2004, all deferred profits were reinvested.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS(CONTINUED)
         ------------------------------------
RESULTS OF OPERATIONS
2005 Compared to 2004

REAL ESTATE OPERATIONS
----------------------
REAL ESTATE SALES.
For the year ended December 31, 2005, profits from real estate sales totaled $25,581,408 and represented a 3% improvement over profits of $24,939,245 realized during 2004's twelve-month period. During 2005, the sale of 317 acres of land produced revenues of $32,073,472. Revenues of $32,640,020 were posted in 2004 on the sale of 1,725 acres, which included the sale of over 1,000 acres within the LPGA International mixed-use development at a price approximating $18 million.

INCOME PROPERTIES.
The addition of seven new properties during 2005 resulted in substantial increases in both revenues and net income from income properties when compared to 2004's results. Revenues of $6,662,645 were posted during 2005 and represent a 40% increase over the prior year's revenues amounting to $4,765,723. This revenue increase produced a 38% rise in profits from income properties, with profits of $5,440,416 generated in 2005. Profits from income properties totaled $3,939,664 during 2004.

GOLF OPERATIONS.
Golf operations losses increased 8% to $1,292,699 during 2005 despite a 5% gain in revenues over 2004. Losses of $1,199,088 were recorded in calendar year 2004 on revenues amounting to $4,579,183. The revenue gain to $4,817,913 in 2005 was provided from golf activities on a 2% increase in the number of rounds played combined with a 4% gain in average green fee per round played. This revenue gain was offset by a 2% decline in food and beverage revenues. Golf operations costs and expenses rose 6% for the period to $6,110,612. The expense rise was primarily due to higher salary and wages for both the golf and food and beverage activities, increased cost of sales at the food and beverage operation, and increased golf course maintenance costs.

GENERAL, CORPORATE AND OTHER.
The Company recognized profits of $272,293 from the release of subsurface rights on 1,484 acres during 2005. This compared to profits on the sale of other real estate interests totaling $209,713 during 2004 on the release of 5,881 acres.

Interest and other income declined 7% during 2005 to $937,979. This reduction was the result of lower interest earned on mortgage notes receivable, due to declining balances from collections, offset by higher earnings on funds held for reinvestment through the like-kind exchange process and increased earning on investment securities. Interest and other income totaled $1,003,707 during the 2004 calendar year.

General and administrative expenses rose 58% during 2005 when compared to the prior year. The increase in costs was directly attributable to higher stock option expense, as the result of the increase in the Company's stock price. General and administrative expenses totaled $7,997,058 and $5,073,285 for the years 2005 and 2004, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS(CONTINUED)
         ------------------------------------
During 2005, the Company generated significant taxable income. Due to this taxable income, the deferred tax asset valuation allowance associated with charitable contribution carryforwards was reversed during the year, resulting in a $791,045 positive adjustment to the income tax provision.

SUMMARY OF 2004 OPERATING RESULTS
---------------------------------
For the twelve months of 2004, the Company generated net income of $14,651,739, equivalent to $2.60 per basic share. This net income represented an 11% gain over 2003's net income totaling $13,194,395, equivalent to $2.35 per basic share. The positive results were achieved on a 9% increase in profits from real estate sales combined with a 47% jump in earnings from income properties.

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
                                           ===========             ==========

EBDDT is not a measure of operating results or cash flows from operating activities as defined by U.S. generally accepted accounting principles. Further, EBDDT is not necessarily indicative of cash availability to fund cash needs and should not be considered as an alternative to cash flow as a measure of liquidity. The Company believes, however, that EBDDT provides relevant information about operations and is useful, along with net income, for an understanding of the Company's operating results.

EBDDT is calculated by adding depreciation, amortization, and deferred income taxes to net income as they represent non-cash charges.

EBDDT rose 8% for the year ended December 31, 2004, when compared to 2003's results, based not only on the higher income generated during the year but also on greater depreciation associated with the larger inventory of income properties. The add back for deferred taxes also increased slightly on higher deferred gains for income tax purposes offset to some extent by the recognition of income for income tax purposes on installment sales with the collection of notes receivable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS(CONTINUED)
         ------------------------------------
RESULTS OF OPERATIONS
2004 Compared to 2003

REAL ESTATE OPERATIONS
----------------------

REAL ESTATE SALES. Profits from real estate sales totaled $24,939,245 for the twelve months of 2004 on the sale of 1,725 acres. These profits represented a 10% gain over the profits totaling $22,774,040 realized in calendar year 2003. Earnings from real estate sales in 2003 were produced on the sale of 653 acres of land. Land sales for 2004 included the sale of over 1,000 acres within the LPGA International mixed-use development at a price approximating $18 million.

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

GOLF OPERATIONS. Bottom line results from golf operations were down 1%, with a loss of $1,199,088 posted in 2004's twelve-month period on revenues, which totaled $4,579,183. During 2003, a loss of $1,185,364 was recorded on revenues amounting to $4,373,414. Revenues realized during the period represented a 5% increase over the prior year. The revenue gain was produced on a 5% rise in revenue from both golf and food and beverage activities, despite the severe hurricane weather experienced in Florida during August and September. The number of golf rounds played during 2004 increased 4%, while the average green fee per round played remained flat. Golf operations costs and expenses increased 4% on the increased activity. Also contributing to the expense increase were costs associated with the hurricanes, although minimal property damage was experienced due to the storms.

GENERAL, CORPORATE AND OTHER. The sale of other real estate interests contributed $209,713 to income during 2004 on the release of subsurface interests on 5,881 acres. During 2003, the release of subsurface interests on 8,909 acres produced revenues and income amounting to $631,875.

Interest and other income declined 10% during 2004 to $1,003,707. This reduction, from $1,114,074 in 2003, can be attributed to lower interest earned on mortgage notes receivable, due to declining balances resulting from collections in 2003 and 2004. Offsetting this decrease was higher interest earned on funds held for reinvestment through the like-kind exchange process.

Higher costs associated with stock options, due to a rise in the Company's stock price, along with higher compensation expense and corporate governance costs, resulted in an 11% increase in general and administrative expenses in 2004 when compared to 2003.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS(CONTINUED)
         ------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At December 31, 2005, the Company's balance sheet remains strong with cash, restricted cash, and investment securities totaling $23,308,407 and notes payable amounting to $7,297,593 with an additional $5,157,171 of income taxes currently payable. During 2005, operating activities produced cash of $30,804,053 including the increase in deferred profits of $5,345,006 and collection of notes receivable amounting to $4,425,252. All notes receivable have been collected, with no outstanding balance at December 31, 2005.

Investing activities used $26,939,296, as funds held in restricted cash were used to purchase property, plant, and equipment, or released to the Company, when the Company was unable to find suitable investment property, and transferred to short-term investment securities. The acquisition of property, plant, and equipment, including the portion allocated to intangible assets for the value associated with the leases in place for income properties acquired totaled $36,118,699 during the year. Restricted cash decreased $19,877,715 with the purchase of seven income properties and the release of approximately $12.1 million, which was unable to be reinvested in properties which met management's criteria, offset by proceeds from 2005 closings.

Cash flow from financing activities used $3,011,525 during the year and included the payment of dividends totaling $1,699,164, equivalent to $.30 per share, and the net reduction in notes payable totaling $1,419,383, including the payoff of a $1,200,000 mortgage note payable.

Capital requirements for 2006 approximate $10 million in addition to funds to be invested into income properties. The use of these funds is projected to be centered on roads, with the majority of it to be expended for the completion of Tomoka Farms Road on the west side of Interstate 95.

Capital to fund the planned expenditures in 2006 is expected to be provided from cash and investment securities, as they mature, operating activities, and current financing sources in place. The Company also has the ability to borrow on a non-recourse basis against its existing income properties, which are all free of debt as of the date of this filing. As additional funds become available through qualified sales, the Company expects to invest in additional real estate opportunities.

CONTRACTUAL OBLIGATIONS & COMMITMENTS
-------------------------------------
The Company has various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain development obligations; are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments on an undiscounted basis at December 31, 2005, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS(CONTINUED)
         ------------------------------------
CONTRACTUAL OBLIGATIONS & COMMITMENTS (CONTINUED)
------------------------------------------------

                              PAYMENT DUE BY PERIOD
                --------------------------------------------------
                                           Less                             More
                                           Than 1     1-3        3-5        Than 5
Contractual Obligations        Total       Year       Years      Years      Years
-----------------------      ----------  ---------  ---------  ---------  -----------
Long-Term Debt Obligations  $10,373,106  $  763,151 $1,525,966 $1,525,460 $ 6,558,529
Operating Leases Obligations  7,813,891     503,996    966,949    574,196   5,768,750
Development Obligations       2,293,100   2,293,100         --          -          --
                             ----------  ----------  ---------  ---------  ----------
 Total                      $20,480,097  $3,560,247 $2,492,915 $2,099,656 $12,327,279
                             ==========  ==========  =========  =========  ==========

CRITICAL ACCOUNTING POLICIES
----------------------------
The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate." The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS No. 66, or the Company retains continuing involvement with the property.

During 2005, the Company closed four transactions for which the Company had post-closing obligations to provide off-site road and/or utilities improvements. In all cases full cash payment was received at closing, and a warranty deed was transferred and recorded. None of the sales contracts provide any offsets, rescission or buy-back if the improvements are not made. As the Company has retained these post-closing obligations, a portion of the revenues and profits on the sales were deferred in accordance with SFAS No. 66. The transactions are being accounted for on a percentage-of-completion method with revenues and profits recognized as costs are incurred. For the year ended December 31, 2005, revenues and profits of $5,679,999 and $5,345,006 were deferred, respectively. These profits, equivalent to $3,283,170 after income tax or $.58 per basic share, are expected to be recognized during 2006, as the off-site improvements are completed.

Income of $1,131,135 was deferred for the year ended December 31, 2003, as the initial payment did not meet the criteria established under SFAS No. 66. The deferred income and the note receivable were reversed in 2004 as the buyer did not meet its obligations under the purchase agreement.

No income was deferred for the year ended December 31, 2004.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS(CONTINUED)
         ------------------------------------
CRITICAL ACCOUNTING POLICIES (CONTINUED)
----------------------------------------
At the time the Company's debt was refinanced, the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133." The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss. The Company measures the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability. This measure resulted in no ineffectiveness for the three years ended December 31, 2005. A liability in the amount of $494,945 and $852,773 at December 31, 2005 and 2004,
respectively, has been established on the Company's balance sheet.
The change in fair value, net of applicable taxes, in the amount of $304,020 and $523,817 at December 31, 2005 and 2004, respectively, has been recorded as accumulated other comprehensive loss, a component of shareholders' equity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------
The Company's Consolidated Financial Statements appear beginning on page F-1 of this report. See Item 15 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
         AND FINANCIAL DISCLOSURES
         -------------------------
There were no disagreements with accountants on accounting and financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES
-------  -----------------------
DISCLOSURE CONTROLS AND PROCEDURES
----------------------------------
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-5(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------------------
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control-Integrated Framework. Based on management's assessment and those criteria, management believes that the Company has maintained effective internal control over financial reporting as of December 31, 2005.

The Company's independent auditors have issued an attestation report on management's assessment of the Company's internal control over financial reporting. This report appears on page F-3.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------
There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) during the fourth fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

-------  -----------------------------------

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS
-----------------------------------------------------
The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.  OTHER INFORMATION
-------   -----------------
None.

                             PART III

The information required by Items 10, 11, 12, 13, and 14 is incorporated herein by reference to the Company's 2006 annual meeting proxy statement pursuant to Instruction G to Form 10-K. On or near March 24, 2006, the Company anticipates filing with the Commission, pursuant to Regulation 14A under the Securities Exchange Act of 1934, its definitive proxy statement to be used in connection with its 2006 annual meeting of shareholders at which directors will be elected for the ensuing year.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
The executive officers of the Company, their ages at January 31, 2006, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

   William H. McMunn, 59, president of the Company since January 2000, and chief executive officer since April 2001; president, Indigo Development Inc., a subsidiary of the Company, since December
    1990.

   Bruce W. Teeters, 60, senior vice president-finance and treasurer, since January 1988.

   Robert F. Apgar, 58, senior vice president-general counsel since
    January 2003; assistant corporate secretary since February 2002; and vice president-general counsel from December 1990 to January 2003.

All of the above are elected annually as provided in the By-laws.

                               PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
-------   ------------------------------------------------------------
1.  FINANCIAL STATEMENTS
    --------------------
    The following financial statements are filed as part of this report:

                                                           Page No.
                                                       --------------
    Reports of Independent Registered Public                 F-2
     Accounting Firm

    Consolidated Balance Sheets as of December 31,
     2005 and 2004                                           F-5

    Consolidated Statements of Income for the
     three years ended December 31, 2005                     F-6

    Consolidated Statements of Shareholders' Equity
     and Comprehensive Income for the three years ended
     December 31, 2005                                       F-7

    Consolidated Statements of Cash Flows for the three
     years ended December 31, 2005                           F-8

    Notes to Consolidated Financial Statements               F-9

2.  FINANCIAL STATEMENT SCHEDULES
    -----------------------------
    Included in Part IV on Form 10-K:

            Schedule III - Real Estate and Accumulated
                           Depreciation on page 29 of
                           Form 10-K

    Other Schedules are omitted because of the absence of conditions under which they are required, materiality or because the required information is given in the financial statements or notes thereof.

3.  EXHIBITS
    --------
    See Index to Exhibits on page 27 of this Annual Report on Form 10-K.




















PAGE>                             24


                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CONSOLIDATED-TOMOKA LAND CO.
                                                 (Registrant)


3/13/06                                  By: /s/ William H. McMunn
                                             ---------------------
                                             William H. McMunn
                                             President and Chief
                                             Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


3/13/06     Chairman of the Board
            and Director                 By: /s/ Bob D. Allen
                                             ----------------------

3/13/06     President and Chief Executive
            Officer (Principal Executive
            Officer) and Director            /s/ William H. McMunn
                                             ----------------------

3/13/06     Senior Vice President-Finance,
            Treasurer (Principal Financial
            and Accounting Officer)
                                             /s/ Bruce W. Teeters
                                             ----------------------


3/13/06     Director                         /s/ John C. Adams, Jr.
                                             ----------------------

3/13/06     Director                         /s/ William J. Voges
                                             ----------------------

3/13/06     Director                         /s/ Gerald L. DeGood
                                             ----------------------

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC 20549











                                EXHIBITS

                                   TO

                                FORM 10-K





             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                       COMMISSION FILE NO. 0-5556





                      CONSOLIDATED-TOMOKA LAND CO.

        (Exact name of registrant as specified in the charter)

                           EXHIBIT INDEX
                                                             Page No.
(2.1) Agreement of Merger and Plan of Merger and Reorganization dated April 28, 1993 between Consolidated-Tomoka Land Co.
       and CTLC, Inc. filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and
       incorporated by this reference.                              *
(2.2) Certificate of Merger dated April 28, 1993 filed with the registrant's Quarterly Report on Form 10-Q for the quarter
       ended March 31, 1993 and incorporated by this reference.     *
(3.1) Articles of Incorporation of CTLC, Inc. dated February 26, 1993 and Amended Articles of Incorporation dated March 30, 1993 filed with the registrant's Quarterly Report on Form
       10-Q for the quarter ended March 31, 1993 and incorporated
       by this reference.                                           *
(3.2) By-laws of CTLC, Inc. filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993
       and incorporated by this reference.                          *
 10    Material Contracts:
(10.1) The Consolidated-Tomoka Land Co. Unfunded Deferred
       Compensation Plan filed with the registrant's Quarterly
       Report on Form 10-Q for the quarter ended June 30, 1981
       and incorporated by this reference.                          *
(10.2) The Consolidated-Tomoka Land Co. Unfunded Deferred
       Compensation Plan executed on October 25, 1982 filed with
       the registrant's Annual Report on Form 10-K for the year
       ended December 31, 1982 and incorporated by this reference. * (10.3) The Consolidated-Tomoka Land Co. 2001 Stock Option Plan
       effective April 25, 2001, filed with the registrant's Form S-8
       filed on June 20, 2001 and incorporated by this reference.   *
(10.4) Lease Agreement dated August 28, 1997 between the City of
       Daytona Beach and Indigo International Inc., a wholly
       owned subsidiary of Consolidated-Tomoka Land Co., filed
       on Form 10-K for the year ended December 31, 1997 and
       incorporated by this reference.                              *
(10.5) Development Agreement dated August 18, 1997 between the
       City of Daytona Beach and Indigo International Inc., a
       wholly owned subsidiary of Consolidated-Tomoka Land Co.,
       filed on Form 10-K for the year ended December 31, 1997
       and incorporated by this reference.                          *
(10.6) Master Loan and Security Agreement between Consolidated-
       Tomoka Land Co. and SunTrust Bank dated July 1, 2002,
       filed on Form 10-Q for the quarter ended June 30, 2002
       and incorporated by this reference.                          *
(10.7) Master Loan and Security Agreement between Consolidated-
       Tomoka Land Co. and SunTrust Bank dated May 31, 2002,
       filed on Form 10-Q for the quarter ended June 30, 2002
       and incorporated by this reference.                          *
(10.8) International Swap Dealers Association, Inc. Master
       Agreement dated April 8, 2002, between Consolidated-
       Tomoka Land Co. and SunTrust Bank, filed on Form 10-Q
       for the quarter ended June 30, 2002 and incorporated by
       this reference.                                              *
(10.9) Confirmation of Interest Rate Transaction dated April 9,
       2002, between Consolidated-Tomoka Land Co. and SunTrust
       Bank, filed on Form 10-Q for the quarter ended June 30,
       2002, and incorporated by this reference.                    *
(21)   Subsidiaries of the Registrant                              31
(23.2) Consent of Independent Registered Public Accounting Firm    32

------------------------
                                                            Page No.
(31.1) Certification furnished pursuant to Section 302 of
       Sarbanes-Oxley Act of 2002.                              *
(31.2) Certification furnished pursuant to Section 302 of
       Sarbanes-Oxley Act of 2002.                              *
(32.1) Certification pursuant to 18 U.S.C. Section 1350,
       adopted pursuant to Section 906 of the Sarbanes-
       Oxley Act of 2002.                                       *
(32.2) Certification pursuant to 18 U.S.C. Section 1350,
       adopted pursuant to Section 906 of the Sarbanes-
       Oxley Act of 2002.                                       *




* - Incorporated by Reference

                                       SCHEDULE III
                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                             FOR THE YEAR ENDED DECEMBER 31, 2005

<CAPTIONS>
                                                                                       COSTS CAPITALIZED
                                               INITIAL COST TO COMPANY              SUBSEQUENT TO ACQUISITION
                                      -------------------------------------------------------------------------
                                                                     BUILDINGS &
DESCRIPTION                              ENCUMBRANCES    LAND       IMPROVEMENTS   IMPROVEMENTS  CARRYING COSTS
-----------                           -------------------------------------------------------------------------
Income Properties:
 Gary Yeomans Ford, Daytona Beach, FL             -0-   $  435,121    $  743,902   $     89,959             -0-
 CVS, Tallahassee, FL                             -0-      590,800     1,595,000            -0-             -0-
 CVS, Sanford, FL                                 -0-    1,565,176     1,890,671            -0-             -0-
 Barnes & Noble, Daytona Beach, FL                -0-    1,798,600     3,803,000            -0-             -0-
 Barnes & Noble, Lakeland, FL                     -0-    1,242,300     1,884,200            -0-             -0-
 CVS, Clermont, FL                                -0-    1,493,985     1,452,823            -0-             -0-
 CVS, Sebring, FL                                 -0-    1,312,472     1,722,559            -0-             -0-
 CVS, Melbourne, FL                               -0-    1,567,788       919,186            -0-             -0-
 CVS, Sanford, FL                                 -0-    2,345,694     1,275,625            -0-             -0-
 CVS, Sebastian, FL                               -0-    2,205,708     1,288,995            -0-             -0-
 Walgreens, Palm Bay, FL                          -0-    1,102,640     3,157,360            -0-             -0-
 Walgreens, Kissimmee, FL                         -0-    1,327,847     1,770,986            -0-             -0-
 Walgreens, Orlando, FL                           -0-    2,280,841     1,148,507            -0-             -0-
 Walgreens, Clermont, FL                          -0-    3,021,665     1,269,449            -0-             -0-
 Walgreens, Apopka, FL                            -0-    2,390,532     1,354,080            -0-             -0-
 Walgreens, Powder Springs, GA                    -0-    2,668,255     1,406,160            -0-             -0-
 Walgreens, Alpharetta, GA                        -0-    3,265,623     1,406,160            -0-             -0-
 Lowe's, Lexington, NC                            -0-    5,048,640     4,548,880            -0-             -0-
 RBC, Centura Bank, Alpharetta, GA                -0-    3,402,926       426,100            -0-             -0-
 Northern Tool & Equipment, Asheville, NC         -0-    2,535,926     1,345,200            -0-             -0-
 RBC Centura Bank, Altamont Springs, FL           -0-    3,435,502       410,961            -0-             -0-
 CVS, Vero Beach, FL                              -0-    3,113,661     1,312,235            -0-             -0-
 RBC Centura Bank, Orlando, FL                    -0-    2,875,052       418,992            -0-             -0-
 CVS, Clermont, FL                                -0-    2,414,044     1,575,184            -0-             -0-
 Agricultural Lands & Subsurface Interests        -0-      712,729           -0-     1,567,626              -0-
                                      -------------------------------------------------------------------------
                                                  -0-  $54,153,527   $38,126,215    $1,657,585              -0-
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
                                     ----------------------------------------------------------------------------
                                          $          $          $           $
Income Properties:
 Gary Yeomans Ford, Daytona Beach, FL  435,121    833,861  1,268,982      96,320        N/A      10/31/00   40Yrs.
 CVS, Tallahassee, FL                  590,800  1,595,000  2,185,800     202,698        N/A      12/13/00   40Yrs.
 CVS, Sanford, FL                    1,565,176  1,890,671  3,455,847     196,945        N/A      11/15/01   40Yrs.
 Barnes & Noble, Daytona Beach, FL   1,798,600  3,803,000  5,601,600     475,375        N/A      01/11/01   40Yrs.
 Barnes & Noble, Lakeland, FL        1,242,300  1,884,200  3,126,500     235,525        N/A      01/11/01   40Yrs.
 CVS, Clermont, FL                   1,493,985  1,452,823  2,946,808     113,735        N/A      11/22/02   40Yrs.
 CVS, Sebring, FL                    1,312,472  1,722,559  3,035,031     125,603        N/A      02/04/03   40Yrs.
 CVS, Melbourne, FL                  1,567,788    919,186  2,486,974      65,109        N/A      03/05/03   40Yrs.
 CVS, Sanford, FL                    2,345,694  1,275,625  3,621,319      66,225        N/A      09/17/03   40Yrs.
 CVS, Sebastian, FL                  2,205,708  1,288,995  3,494,703      53,863        N/A      04/23/04   40Yrs.
 Walgreens, Palm Bay, FL             1,102,640  3,157,360  4,260,000     361,781        N/A      06/12/04   40Yrs.
 Walgreens, Kissimmee, FL            1,327,847  1,770,986  3,098,833     129,134        N/A      02/12/03   40Yrs.
 Walgreens, Orlando, FL              2,280,841  1,148,507  3,429,348      83,745        N/A      02/13/03   40Yrs.
 Walgreens, Clermont, FL             3,021,665  1,269,449  4,291,114      50,249        N/A      05/27/04   40Yrs.
 Walgreens, Apopka, FL               2,390,532  1,354,080  3,744,612      59,241        N/A      03/29/04   40Yrs.
 Walgreens, Powder Springs, GA       2,668,255  1,406,160  4,074,415      61,520        N/A      03/31/04   40Yrs.
 Walgreens, Alpharetta, GA           3,265,623  1,406,160  4,671,783      61,520        N/A      03/31/04   40Yrs.
 Lowe's, Lexington, NC               5,048,640  4,548,880  9,597,520     104,245        N/A      01/20/05   40Yrs.
 RBC, Centura Bank, Alpharetta, GA   3,402,926    426,100  3,829,026       6,214        N/A      05/25/05   40Yrs.
 Northern Tool & Equipment,
   Asheville, NC                     2,535,926  1,345,200  3,881,126      19,618        N/A      05/25/05   40Yrs.
 RBC Centura Bank, Altamonte
   Springs, FL                       3,435,502    410,961  3,846,463       6,849        N/A      05/12/05   40Yrs.
 CVS, Vero Beach, FL                 3,113,661  1,312,235  4,425,896      19,137        N/A      06/02/05   40Yrs.
 RBC Centura Bank, Orlando, FL       2,875,052    418,992  3,294,044       4,364        N/A      08/15/05   40Yrs.
 CVS, Clermont, FL                   2,414,044  1,575,184  3,989,228       3,282        N/A      12/15/05   40Yrs.
 Agricultural Lands & Subsurface
  Interests                          2,280,355        -0-  2,280,355     417,630    Various           N/A 5-30Yrs.
                                    --------------------------------------------
                      (1)           55,721,153 38,216,174 93,937,327   3,019,927
                                    ============================================

<CAPTIONS>

                                      2005              2004             2003
                                    ----------       ----------       ----------
Cost:
 Balance at Beginning of Year      $60,794,791      $40,526,015      $25,022,268
 Additions and Improvements         33,204,995       20,284,215       15,507,188
 Cost of Real Estate Sold          (    62,459)     (    15,439)     (     3,441)
                                    --------------------------------------------
Balance at End of Year   (1)       $93,937,327      $60,794,791      $40,526,015
                                    ============================================
Accumulated Depreciation:
 Balance at Beginning of Year      $ 2,151,473      $ 1,446,011      $   866,741
 Depreciation and Amortization         868,454          705,462          579,270
 Depreciation on Real Estate Sold           --                                --
                                    --------------------------------------------
 Balance at End of Year            $ 3,019,927      $ 2,151,473      $ 1,446,011
                                    ============================================



(1) Reconciliation to Consolidated Balance Sheet at December 31, 2005

    Land, Timber, and Subsurface Interests                 $ 2,280,355
    Income Properties: Land, Buildings, and Improvements    91,656,972
                                                            ----------
                                                           $93,937,327
                                                            ==========

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
 W. Hay Inc.                     Florida               **
 W. Hay LLC                      Florida              ***


* Consolidated-Tomoka Land Co. is the limited partner of Indigo Group Ltd., and owns 99.0% of the total partnership equity. Indigo Group Inc. is the managing general partner of the partnership and owns an additional 1.0% of the partnership equity.

** W. Hay Inc. is 100% owned by Indigo Group Inc.

*** W. Hay LLC is 100% owned by W. Hay Inc.

All subsidiaries are included in the Consolidated Financial
Statements of the Company and its subsidiaries appearing elsewhere herein.

                          EXHIBIT 23.2

       Consent of Independent Registered Public Accounting Firm

To The Board of Directors
Consolidated-Tomoka Land Co.:

We consent to the incorporation by reference in Registration Statement Nos. 33-62679 and 333-63400 on Form S-8 of Consolidated-Tomoka Land Co. and subsidiaries of our reports dated March 8, 2006, with respect to the consolidated balance sheet of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and the related financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, and the effectiveness of internal control over financial reporting as of December 31, 2005, which reports appear in the December 31, 2005, annual report on Form 10-K of Consolidated-Tomoka Land Co. and subsidiaries.

/S/ KPMG LLP
------------
Jacksonville, Florida
March 8, 2006
Certified Public Accountants

                   CONSOLIDATED-TOMOKA LAND CO.

                  INDEX TO FINANCIAL STATEMENTS


Reports of Independent Registered Public Accounting Firm          F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004      F-5

Consolidated Statements of Income for the three years ended
 December 31, 2005                                                F-6

Consolidated Statements of Shareholders' Equity and
 Comprehensive Income for the three years ended
 December 31, 2005                                                F-7

Consolidated Statements of Cash Flows for the three years
 ended December 31, 2005                                          F-8

Notes to Consolidated Financial Statements                        F-9

         Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Consolidated-Tomoka Land Co.:

We have audited the accompanying consolidated balance sheets of Consolidated-Tomoka Land Co. and subsidiaries ("the Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule as listed in Item 15(a)2 of the 2005 annual report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2006, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/S/ KPMG LLP
------------
Jacksonville, Florida
March 8, 2006
Certified Public Accountants

      Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Consolidated-Tomoka Land Co.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Consolidated-Tomoka Land Co. and subsidiaries ("the Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material affect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in "Internal Control-Integrated Framework," issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in "Internal Control-Integrated Framework", issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 8, 2006, expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP
------------
Jacksonville, Florida
March 8, 2006
Certified Public Accountants

                    Consolidated Balance Sheets
                                                                  December 31,
                                                          ---------------------------
                                                              2005            2004
                                                          -----------     -----------
Assets
  Cash                                                   $  1,127,143    $    273,911
  Restricted Cash (Note 1)                                  7,840,167      27,717,882
  Investment Securities (Note 2)                           14,341,097       3,642,785
  Notes Receivable (Note 4)                                        --       4,425,252
  Land and Development Costs (Note 5)                       9,142,551       9,821,988
  Intangible Assets (Note 1)                                4,591,944       2,726,763
  Other Assets                                              5,205,415       2,034,530
                                                         ------------     -----------
                                                           42,248,317      50,643,111
                                                         ------------     -----------
Property, Plant, and Equipment
  Land, Timber and Subsurface Interests                  $  2,280,355    $  2,091,080
  Golf Buildings, Improvements, and Equipment              11,382,515      11,345,915
  Income Properties: Land, Buildings, and Improvements     91,656,972      58,703,711
  Other Building, Equipment, and Land Improvements          1,769,407       1,228,400
                                                         ------------     -----------
     Total Property, Plant, and Equipment                 107,089,249      73,369,106
  Less Accumulated Depreciation and Amortization          ( 6,079,090)    ( 4,791,243)
                                                         ------------     -----------
     Net Property, Plant, and Equipment                   101,010,159      68,577,863
                                                         ------------     -----------
      Total Assets                                       $143,258,476    $119,220,974
                                                         ============     ===========
Liabilities
  Accounts Payable                                       $    248,698    $    405,609
  Accrued Liabilities                                       6,083,047       3,895,125
  Income Taxes Payable (Note 3)                             5,157,171         658,040
  Deferred Income Taxes (Note 3)                           24,159,074      25,934,475
  Deferred Profit (Note 1)                                  5,345,006              --
  Notes Payable (Note 6)                                    7,297,593       8,716,976
                                                          -----------     -----------
      Total Liabilities                                    48,290,589      39,610,225
                                                          -----------     -----------

Shareholders' Equity
  Preferred Stock - 50,000 Shares Authorized,
   $100 Par Value; None Issued                                     --              --
  Common Stock - 25,000,000 Shares Authorized;
   $1 Par Value; 5,667,796 and 5,641,722 Shares
   Issued and Outstanding at December 31, 2005
   and 2004, respectively                                $  5,667,796    $  5,641,722
  Additional Paid-In Capital                                4,168,865       2,176,184
  Retained Earnings                                        85,435,246      72,316,660
  Accumulated Other Comprehensive Loss                    (   304,020)    (   523,817)
                                                         ------------     -----------
     Total Shareholders' Equity                            94,967,887      79,610,749
                                                         ------------     -----------
     Total Liabilities and Shareholders' Equity          $143,258,476    $119,220,974
                                                         ============     ===========









                  Consolidated Statements of Income

                                                              Calendar Year
                                               ------------------------------------------
                                               December 31,    December 31,   December 31,
                                                  2005            2004           2003
                                               ------------------------------------------
Income:

  Real Estate Operations:
   Real Estate Sales (Note 1)
    Sales and Other Income                     $32,073,472     $32,640,020    $25,495,664
    Costs and Other Expenses                   ( 6,492,064)    ( 7,700,775)   ( 2,721,624)
                                                ----------      ----------     ----------
                                                25,581,408      24,939,245     22,774,040
                                                ----------      ----------     ----------
   Income Properties
    Leasing Revenues and Other Income            6,662,645       4,765,723      3,276,062
    Costs and Other Expenses                   ( 1,222,229)    (   826,059)   (   594,520)
                                                ----------      ----------     ----------
                                                 5,440,416       3,939,664      2,681,542
                                                ----------      ----------     ----------
   Golf Operations
    Sales and Other Income                       4,817,913       4,579,183      4,373,414
    Costs and Other Expenses                   ( 6,110,612)    ( 5,778,271)   ( 5,558,778)
                                                ----------      ----------     ----------
                                               ( 1,292,699)    ( 1,199,088)   ( 1,185,364)
                                                ----------      ----------     ----------
  Total Real Estate Operations                  29,729,125      27,679,821     24,270,218

   Profit on Sales of Other
    Real Estate Interests                          272,293         209,713        631,875

   Interest and Other Income                       937,979       1,003,707      1,114,074
                                                ----------      ----------     ----------
Operating Income                                30,939,397      28,893,241     26,016,167

General and Administrative Expenses             (7,997,058)    ( 5,073,285)   ( 4,588,034)
                                                ----------      ----------     ----------

Income Before Income Taxes                      22,942,339      23,819,956     21,428,133

Income Taxes (Note 3)                          ( 8,124,589)    ( 9,168,217)   ( 8,233,738)
                                                ----------      ----------     ----------
Net Income                                     $14,817,750     $14,651,739    $13,194,395
                                                ==========      ==========     ==========

Per Share Information (Note 10):
 Basic                                               $2.62           $2.60          $2.35
                                                ==========      ==========     ==========
 Diluted                                             $2.58           $2.58          $2.33
                                                ==========      ==========     ==========




         Consolidated Statements of Shareholders' Equity
                       and Comprehensive Income

                                                                   Accumulated
                                        Additional                 Other          Total
                          Common        Paid-In     Retained       Comprehensive  Shareholders'  Comprehensive
                          Stock         Capital     Earnings       Loss           Equity         Income
                          ---------     --------    -----------    -----------    ------------   -----------
Balance,
December 31, 2002        $5,615,579   $  835,750    $47,171,449    $(  765,127)    $52,857,651

Net Income                       --           --     13,194,395             --      13,194,395   $13,194,395

Other Comprehensive
 Income:
  Cash Flow Hedging
  Derivative, Net of Tax         --           --             --        155,433         155,433       155,433
                                                                                                 -----------
Comprehensive Income                                                                             $13,349,828
                                                                                                 ===========

Stock Options                 7,863      678,589             --             --         686,452

Cash Dividends
 ($.22 per share)                --           --     ( 1,236,152)           --      (1,236,152)
                         ----------   ----------     -----------   -----------     -----------
Balance,
 December 31, 2003       $5,623,442   $1,514,339     $59,129,692   $(  609,694)    $65,657,779

Net Income                      --            --      14,651,739            --      14,651,739   $14,651,739

Other Comprehensive
 Income:
  Cash Flow Hedging
  Derivative, Net of Tax        --             -              --        85,877          85,877        85,877
                                                                                                  ----------
Comprehensive Income                                                                             $14,737,616
                                                                                                  ==========
Stock Options               18,280       661,845              --            --         680,125

Cash Dividends
 ($.26 per share)               --            --     ( 1,464,771)           --      (1,464,771)
                         ---------     ---------     -----------       -------      ----------
Balance,
 December 31, 2004       $5,641,722   $2,176,184     $72,316,660   $ ( 523,817)    $79,610,749

Net Income                       --           --      14,817,750            --      14,817,750   $14,817,750

Other Comprehensive
 Income:
  Cash Flow Hedging
  Derivative, Net of Tax         --           --             --        219,797         219,797       219,797
                                                                                                  ----------
Comprehensive Income                                                                             $15,037,547
                                                                                                 ===========

Stock Options                26,074    1,992,681             --             --       2,018,755

Cash Dividends
 ($.30 per share)                --           --     ( 1,699,164)           --      (1,699,164)

Balance,                 ----------   ----------     -----------    ----------     -----------
 December 31, 2005       $5,667,796   $4,168,865     $85,435,246   $ ( 304,020)   $94,967,887
                         ==========   ==========     ===========    ==========     ===========


                 Consolidated Statements of Cash Flows

                                                               Calendar Year
                                                   --------------------------------------
                                                   December 31, December 31, December 31,
                                                       2005        2004          2003
                                                   -----------  -----------  ------------
Cash Flow from Operating Activities:
 Net Income                                       $ 14,817,750   $14,651,739  $13,194,395

Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
  Depreciation and Amortization                      1,755,127     1,344,315    1,120,153
  Loss on Sale of Property,
   Plant, and Equipment                                 66,095        31,519           --
  Deferred Income Taxes                              3,222,793     8,589,976    8,500,771
  Non-Cash Compensation                              1,911,733       655,568      680,507

Decrease (Increase) in Assets:
  Notes Receivable                                   4,425,252     4,724,965      490,459
  Land and Development Costs                           679,437     1,728,921   (4,205,953)
  Refundable Income Taxes                                   --            --      815,503
  Other Assets                                      (3,170,885)      631,123    1,019,207


Increase(Decrease) in Liabilities:
  Accounts Payable                                  (  156,911)      299,687     (198,558)
  Accrued Liabilities                                2,407,719       470,178      581,126
  Income Taxes Payable                                (499,063)      632,172       25,868
  Deferred Profit                                    5,345,006    (1,131,135)   1,131,135
                                                    ----------    ----------   ----------
    Net Cash Provided by Operating Activities       30,804,053    32,629,028   23,154,613
                                                    ----------    ----------   ----------
Cash Flow from Investing Activities:
  Acquisition of Property, Plant and Equipment     (33,999,763)  (20,829,185) (15,589,778)
  Intangible Assets                                ( 2,118,936)   (1,589,081) ( 1,325,229)
  Decrease (Increase) in Restricted Cash for
   Acquisitions Through the Like-Kind Exchange
   Process                                          19,877,715   ( 8,358,784) ( 7,019,571)

  Proceeds from Calls or Maturities of
   Investment Securities                            28,031,510     3,447,662    2,180,465

  Acquisition of Investment Securities             (38,729,822)  ( 3,198,750) ( 1,058,938)
                                                    ----------    ----------   ----------
    Net Cash Used In Investing Activities          (26,939,296)  (30,528,138) (22,813,051)
                                                    ----------    ----------   ----------
Cash Flow from Financing Activities:
  Proceeds from Notes Payable                          267,000     3,259,000    8,528,000
  Payments on Notes Payable                        ( 1,686,383)  ( 4,671,975) ( 7,633,121)
  Cash Proceeds from Exercise of Stock Options         107,022        24,557        5,945
  Dividends Paid                                   ( 1,699,164)  ( 1,464,771) ( 1,236,152)
                                                    ----------    ----------   ----------
    Net Cash Used In Financing Activities          ( 3,011,525)  ( 2,853,189) (   335,328)
                                                    ----------    ----------   ----------
Net Increase (Decrease) in Cash                        853,232   (   752,299)       6,234
Cash, Beginning of Year                                273,911     1,026,210    1,019,976
                                                    ----------    ----------   ----------
Cash, End of Year                                 $  1,127,143   $   273,911  $ 1,026,210
                                                    ==========    ==========   ==========

------------------------------------------------

Supplemental Disclosure of Operating Activities:

In connection with the sale of real estate and income properties, the Company received, as consideration, mortgage notes receivable of $469,500 and $1,142,720, for the years 2004 and 2003, respectively.

Total interest paid was $643,176, $692,470, and $715,774, for the years 2005, 2004, and 2003, respectively.

Income taxes of $5,228,891 were paid in 2005, with no income taxes paid or refunded in 2004 and income taxes of $1,010,791 refunded in 2003.

Income taxes in the amount of $4,998,194 were reclassified from deferred income taxes payable to current income taxes payable in conjunction with the closing agreement with the Internal Revenue
Service on the 2002 tax audit.

The change in fair value in the interest rate swap, net of income taxes, resulted in a positive adjustment to accumulated other compensation income of $219,797 for the year ended December 31, 2005.

The accompanying notes are an integral part of these consolidated statements.


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 2005, 2004, and 2003

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Consolidated-Tomoka Land Co., a Florida corporation, and its wholly owned subsidiaries: Indigo Group Inc., Indigo Group Ltd., Indigo International Inc., Indigo Development Inc., W. Hay Inc., W. Hay LLC, and Palms Del Mar Inc. (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS
The Company is primarily engaged, through its wholly owned subsidiaries, in the real estate industry. Real estate operations, which are primarily commercial in nature, also include residential, golf operations, income properties, leasing properties for oil and mineral exploration, and agricultural operations. These operations are predominantly located in Volusia County, Florida, with various income properties owned within Florida, Georgia, and North Carolina.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

---------------------------------------------------------------
RESTRICTED CASH
The Company's qualified intermediary held $7,840,167 and $27,717,882 in escrow, for the benefit of the Company, at December 31, 2005 and 2004, respectively, to complete the purchase of income properties through the deferred tax like-kind exchange process.

In the event that such transactions are not completed, the funds held at December 31, 2005, will become unrestricted and deferred income taxes in the amount of $2,169,507, on the like-kind transactions will become currently payable.

LAND AND DEVELOPMENT COSTS
The carrying value of land and development includes the initial acquisition costs of land, improvements thereto, and other costs incidental to the acquisition or development of land. These costs are allocated to properties on a relative sales value basis and are charged to costs of sales as specific properties are sold. Due to the nature of the business, land and development costs have been classified as an operating activity on the consolidated statements of cash flows.

Interest of $61,946 was capitalized to land and development during 2004, with no interest capitalized in 2005.

INTANGIBLE ASSETS
Intangible assets consist of the market lease value associated with single-tenant income properties owned by the Company. This value is amortized over the remaining term of the lease at the time the properties are purchased. At December 31, 2005, the market lease value totaled $4,591,944, which was net of amortization of $441,304 for 2005. At December 31, 2004, the market lease value totaled $2,726,763, which is net of amortization of $187,548 for 2004.

PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is taken into income.

The amount of depreciation and amortization of property, plant, and equipment, exclusive of amortization related to intangible assets, recognized for the years 2005, 2004, and 2003 was $1,501,371, $1,211,691, and $1,065,231, respectively.

The range of estimated useful lives for property, plant, and equipment is as follows:

   Golf Buildings and Improvements             10-40 Years
   Golf Equipment                               5-10 Years
   Income Properties Buildings and Improvements   40 Years
   Other Furnishings and Equipment              5-25 Years

LONG-LIVED ASSETS
The Company has reviewed the recoverability of long-lived assets, including real estate held for development and sale, and property, plant, and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There has been no material impairment of long-lived assets reflected in the consolidated financial statements for the three years ended December 31, 2005.

---------------------------------------------------------------
SALE OF REAL ESTATE
The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate." The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless, the property is sold on a deferred payment plan, and the initial payment does not meet criteria established under SFAS No. 66, or the Company retains some form of continuing involvement in the property.

During 2005, the Company closed four transactions, which the Company had post-closing obligations to provide off-site road and/or utilities. In all cases, full cash payment was received at closing, and a warranty deed was transferred and recorded. None of the sales contracts provide any offsets, rescission, or buy-back if the improvements are not made. As the Company has retained some continuing involvement with the properties, according to SFAS No. 66, a portion of the revenues and profits on the sales were deferred. The transactions are being accounted for on the percentage-of-completion method with revenues and profits recognized as costs are incurred.
For the year ended December 31, 2005, revenues and profits of $5,679,999 and $5,345,006 were deferred, respectively. These profits, equivalent to $3,283,170 after income tax or $.58 per share, are expected to be recognized during 2006, as the off-site improvements are completed.

Income of $1,131,135 was deferred for the year ended December 31, 2003, as initial payment did not meet the criteria established under SFAS No. 66. No income was deferred for the year ended December 31, 2004.

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

UNFUNDED DEFERRED COMPENSATION PLANS
The Company maintains two unfunded deferred compensation plans. One plan is established for the Board of Directors of the Company, with the second plan established for the officers and key employees of the Company. Under the plans, any member of the Board of Directors, officer or key employee may elect to defer all or a portion of their compensation. The amount of deferred compensation shall increase annually by an amount which is equal to interest on the deferred compensation at the rate of return earned by the Company on its short-term investments. Compensation credited to a participant shall be deferred until such participant ceases to be a member of the Board of Directors, officer or key employee, at which time the amounts accumulated shall be distributed in the manner elected. The plans are non-qualified plans as defined by the Internal Revenue Service. The amount of deferred compensation reflected in accrued liabilities on the consolidated balance sheets at December 31, 2005 and 2004 was $1,649,602 and $1,503,788, respectively. Deferred compensation expense for the three years ended December 31, 2005 was $93,213, $90,247, and $99,046, respectively.

---------------------------------------------------------------
PENSION
The Company has a funded, non-contributory defined benefit pension plan covering all eligible employees. The Company's method of funding and accounting for pension costs is to fund and accrue all normal costs plus an amount necessary to amortize past service cost over a period of 30 years. (See Note 7 "Pension Plan").

STOCK OPTION PLAN
The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25," issued in March 2000, to account for its variable plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price, except for stock appreciation rights and other variable stock option plans. Compensation expense relating to such variable plans shall be measured at the end of each period as the amount which the quoted market value of shares covered by a grant exceeds the option price. The Company accounts for these plans as a variable plan. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its option grants.

Had compensation cost for these options been determined in accordance with SFAS No. 123, the Company's net earnings and earnings per share would have been as follows:
                                                   2005         2004         2003
                                                ----------   ----------    ---------
Net Income As Reported                         $14,817,750  $14,651,739  $13,194,395
 Deduct:
 Stock-Based Compensation Under Fair Value
   Based Method (Net of Income Tax)            (   384,910)   ( 221,595)    ( 91,353)
 Add Back:
 Stock-Based Compensation Under Intrinsic
  Value Method (Net of Income Tax)               1,174,283      402,683      418,001
                                                ----------   ----------   ----------
 Pro Forma Income                              $15,607,123  $14,832,827  $13,521,043
                                                ==========   ==========   ==========
Basic Earnings Per Share:
  As Reported                                        $2.62        $2.60        $2.35
  Pro Forma                                          $2.76        $2.63        $2.41
Diluted Earnings Per Share:
  As Reported                                        $2.58        $2.58        $2.33
  Pro Forma                                          $2.72        $2.61        $2.39

The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:
                                         2005       2004       2003
                                         ----       ----       ----
            Risk Free Interest Rate      3.73%      3.22%      3.11%
            Dividend Yield                .65%       .76%       .99%
            Volatility                  28.11%     31.68%     28.77%
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

CONCENTRATION OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, investment securities, accounts receivables.

A majority of the Company's income property tenants consist of CVS Corp. and Walgreen Co., neither of whose revenues amount to 10% of consolidated revenues, and which the Company considers good credit tenants. The Company is diversifying its income property tenant mix with Barnes & Noble, Lowe's Home Improvement Center, Northern Tool & Equipment Co., and RBC Centura Bank as tenants.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of the Company's financial assets and liabilities, including cash, accounts receivable, and accounts payable at December 31, 2005 and 2004, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes payable approximates fair value at December 31, 2005 and 2004, since the notes are at floating rates or fixed rates, which approximate current market rates for notes with similar risks and maturities. The interest rate swap derivative is carried at its fair value at December 31, 2005 and 2004.

DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITY
The Company accounts for derivatives and hedging activity under Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities," and SFAS No. 138,"Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133."

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

---------------------------------------------------------------
Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive loss, until earnings are affected by the variability in cash flows of the designated hedged item.

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

RECENT ACCOUNTING STANDARDS
In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), Share Based Payment ("SFAS 123R"), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods and services, with a primary focus in transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Statement will require measurement if the cost of employee services received in exchange for stock compensation based on the grant-date fair value of employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company adopted this Statement on January 1, 2006. The Company is in the process of evaluating the effect of the adoption of SFAS 123R will have on its financial statements.

The following FASB statements and interpretations have been issued, but do not have an impact on the Company's financial statements as of the date of this report:
     FASB Statement No. 150, "Accounting for Certain Financial
      Instruments with Characteristics of both Liabilities and Equity" FASB Statement No. 151, "Inventory Costs"
     FASB Statement No. 153, "Exchanges of Nonmonetary Assets"
     FASB Statement No. 154, "Accounting Changes and Error
      Corrections"
     FASB Interpretation No. 46, "Consolidation of Variable Interest
      Entities"
     FASB Interpretation No. 47, "Accounting for Conditional Asset
      Retirement Obligations"

RECLASSIFICATIONS
Certain reclassifications were made to the 2004 and 2003 accompanying consolidated financial statements to conform to the 2005 presentation.

NOTE 2   INVESTMENT SECURITIES
------------------------------
The Company accounts for investment securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires classification of the investment portfolio into three categories: held to maturity, trading, and available for sale.

------------------------------------------
The Company classifies as held to maturity those securities which the Company has the intent and ability to hold through their stated maturity date. Investment securities, which are classified as held to maturity, are carried at cost, adjusted for amortization of premiums and accretion of discounts. Gains and losses are determined using the specific identification method. For the years ended December 31, 2005, 2004, and 2003, losses of $28,442, $33,829, and $722, respectively, were recognized on the disposition of investment securities.

Investment securities as of December 31, 2005 and 2004 are as follows:

                                                    2005       2004
                                                       ----------  ----------
Investments Held to Maturity
----------------------------
Debt Securities Issued by States
 and Political Subdivisions of States                 $14,211,853  $3,513,541
Preferred Stocks                                          129,244     129,244
                                                       ----------   ---------
Total Investments Held to Maturity                    $14,341,097  $3,642,785
                                                 =========   ========


The contractual maturities of investment securities held to maturity are as follows:

             Maturity Date                             Amount
             --------------                            ---------
             Within 1 year                           $ 8,410,278
             1-5 Years                                 3,671,720
             6-10 Years                                  904,955
             After 10 Years                            1,354,144
                                                      ----------
                                                     $14,341,097
                                                      ==========

NOTE 2   INVESTMENT SECURITIES (CONTINUED)
------------------------------------------
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity securities by major security type and class of security at December 31, 2005 and 2004 were as follows:

                                                      Gross        Gross
                                                      Unrealized   Unrealized
                                          Amortized   Holding      Holding       Fair
                                          Cost        Gains        Losses        Value
                                         ----------   ----------   ----------    ---------
At December 31, 2005
 Debt Securities Issued by States
  and Political Subdivisions of States  $14,211,853      $22,567    $(231,978) $14,002,442
 Preferred Stocks                           129,244           --     ( 24,713)     104,531
                                         ----------       ------      -------   ----------
                                        $14,341,097      $22,567    $(256,691) $14,106,973
                                         ==========      =======     ========   ==========


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
                                          =========      =======     ========   ==========


The following tables show the Company's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004, respectively. The unrealized losses on investments in debt securities issued by states and political subdivisions of states were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

------------------------------------------

                                Less than 12 Months      12 Months or More           Total
                               ---------------------   ---------------------  ---------------------
                               Fair       Unrealized   Fair       Unrealized  Fair       Unrealized
Held at December 31, 2005      Value      Losses       Value      Losses      Value      Losses
                               ---------  ----------   ---------  ----------  ---------  ----------
Description of Securities
  Debt Securities Issued by
   States and Political
   Subdivisions of States     $7,500,831   $ 79,367  $1,380,157   $ 152,611  $8,880,988   $ 231,978
  Preferred Stocks                    --         --     104,531      24,713     104,531      24,713
                              ----------    -------   ---------     -------   ---------     -------
                              $7,500,831   $ 79,367  $1,484,688   $ 177,324  $8,985,519   $ 256,691
                              ==========    =======   =========     =======   =========     =======


                                Less than 12 Months      12 Months or More           Total
                               ---------------------   ---------------------  ---------------------
                               Fair       Unrealized   Fair       Unrealized  Fair       Unrealized
Held at December 31, 2004      Value      Losses       Value      Losses      Value      Losses
                               ---------  ----------   ---------  ----------  ---------  ----------
Description of Securities
  Debt Securities Issued by
   States and Political
   Subdivisions of States     $   10,457     $ 5,535  $1,931,060  $ 176,967  $1,941,517   $ 182,502
  Preferred Stocks                    --          --     101,992     27,252     101,992      27,252
                               ---------      ------   ---------    -------   ---------     -------
                              $   10,457     $ 5,535  $2,033,052  $ 204,219  $2,043,509   $ 209,754
                               =========      ======   =========    =======   =========     =======

NOTE 3   INCOME TAXES
---------------------
The Company accounts for income taxes under SFAS No. 109, "Accounting For Income Taxes."

The provisions for income taxes are summarized as follows:

                    2005                     2004                     2003
                    ----                     ----                     ----
             Current    Deferred      Current     Deferred       Current    Deferred
             -------------------      --------------------       -------------------
Federal   $8,498,463 $(1,690,480)    $ 468,143  $7,399,296     $( 24,154) $7,204,198
State      1,253,500      63,106        56,169   1,244,609      (145,266)  1,198,960
           ---------   ---------       -------   ---------      ---------  ---------
Total     $9,751,963 $(1,627,374)    $ 524,312  $8,643,905     $(169,420) $8,403,158
           =========   =========       =======   =========       =======   =========

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

------------------------------------
The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows:

                                                  Deferred Taxes
                                             -------------------------
                                                2005           2004
                                             ----------     ----------
Depreciation                               $    244,107   $(    17,491)
Sales of Real Estate                        (26,431,277)   (28,527,828)
Deferred Compensation                           636,334        580,086
Basis Difference In Consolidated
 Joint Venture                                1,015,904      1,069,793
Revolving Fund Certificates                          --          8,131
Charitable Contributions Carryforward                --        791,045
Interest Rate Swap                              190,925        328,957
Other                                           600,386      1,039,330
Less-Valuation Allowance                    (   415,453)   ( 1,206,498)
                                             ----------     ----------
                                           $(24,159,074)  $(25,934,475)
                                             ==========     ==========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2005 and 2004, management believes it is more likely than not that a portion of the Company's deferred tax assets will not be realized. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion of all of the deferred tax assets will not be realized. As of December 31, 2005 and 2004, the valuation allowance was $415,453 and $1,206,498, respectively.

Following is a reconciliation of the income tax computed at the federal statutory rate of 35% for 2005, 2004, and 2003:

                                                                 Calendar Year
                                                       -----------------------------------
                                                          2005          2004        2003
                                                       ---------     ---------     -------
Income Tax Expense Computed at Federal
 Statutory Rate                                       $8,029,819    $8,336,985  $7,499,847
Increase (Decrease) Resulting from:
 State Income Tax, Net of Federal Income Tax Benefit     855,795       845,506     765,971
 Tax Exempt Interest Income                           (  142,655)   (   66,787) (   81,258)
 Adjustment to Valuation Allowance                    (  791,045)       10,403      22,063
 Other Reconciling Items                                 172,675        42,110      27,115
                                                       ---------     ---------     -------
Provision for Income Taxes                            $8,124,589    $9,168,217  $8,233,738
                                                       =========     =========   =========

During prior years, the Company generated net operating losses for income tax purposes. For Federal income tax, these losses can be carried back to prior years, when the Company generated taxable income. For State income tax purposes, the net operating losses can only be carried forward against future taxable income. The net operating losses were fully utilized during 2005.

---------------------------------
The Company's 2002 Federal Income Tax Return was examined by the
Internal Revenue Service ("IRS").   The IRS disallowed the deferral of
gains taken under Internal Revenue Code ("IRC") Section 1031 on three transactions which took place on lands within the Company's Development of Regional Impact ("DRI"). The Company appealed the IRS's position and settled with the IRS by entering into a closing agreement. The settlement, which affects tax year 2002 and all subsequent years, relates only to transactions within the Company's DRI. For tax years after 2002, the settlement provides that as to all DRI lands, 70% of gains and related income taxes on sales qualifying for IRC Section 1031 will receive tax deferred treatment. In accordance with the settlement, approximately $5,000,000 of previously deferred income taxes were reclassified to income taxes payable.

NOTE 4   NOTES RECEIVABLE
-------------------------
Notes Receivable consisted of the following:
                                                                      December 31,
                                                                -------------------------
                                                                    2005         2004
                                                                -------------------------
MORTGAGE NOTES RECEIVABLE
 Various notes with interest rates ranging from 5.00% to
  7.00% with payments due from 2005 through 2006.
  Collateralized by real estate mortgages held by the Company    $       --    $4,385,752

 Various Notes with Interest at 0%
  Due in 2005                                                            --        39,500
                                                                  ----------   ----------

 Total Notes Receivable                                          $       --    $4,425,252
                                                                  ==========    =========

A $1,652,472 mortgage note receivable was delinquent at December 31, 2004. The note was restructured in February 2005, and subsequently paid in full during 2005. Additionally, a $1,099,322 mortgage note receivable was delinquent and fully reserved for at December 31, 2004. The property held as security for the note was taken back by the Company in February 2005, with the note being extinguished at that time.

NOTE 5   LAND AND DEVELOPMENT COSTS
-----------------------------------
Land and development costs at December 31, 2005 and 2004, is summarized as follows:

                                               December 31,
                                       ---------------------------
                                         2005              2004
                                       ---------------------------
Undeveloped Land                      $ 1,004,607      $ 1,002,370
Land and Development                    8,137,944        8,722,593
Completed Houses                               --           97,025
                                       ----------       ----------
                                      $ 9,142,551      $ 9,821,988
                                       ==========       ==========

NOTE 6   NOTES PAYABLE
------------------------
Notes Payable consisted of the following:

                                                                       December 31,
                                                               --------------------------
                                                                    2005         2004
                                                               --------------------------
MORTGAGE NOTES PAYABLE
 Mortgage notes payable are collateralized by real estate
  mortgages held by the respective lenders.  As of
  December 31, 2005 and 2004, mortgage notes payable
  consisted of the following:

 Payable monthly based on 20-year amortization,
  interest floating based on the 30-day LIBOR Market Index
  rate plus 1.25%.  Principal balance due July 2012             $7,297,593    $ 7,516,976
 (See discussion of interest rate swap)

 Interest payable quarterly at 10%, principal and outstanding
  interest due October 2005                                             --      1,200,000

LINE OF CREDIT
 A line of credit totaling $10,000,000 at December 31, 2005, expiring July 2006, with interest at the lower of the
  30-day LIBOR Market Index rate plus 1.5% or 1% below
  the prime commercial lending rate                                    --              --

                                                                ----------     ----------
                                                                $7,297,593    $ 8,716,976
                                                                ==========     ==========

The required annual principal payments on notes payable are as follows:

         Year Ending December 31,              Amount
         --------------------------------------------
         2006                             $   236,062
         2007                                 254,009
         2008                                 273,321
         2009                                 294,100
         2010 and Thereafter (cumulative)   6,240,101
                                           ----------
                                          $ 7,297,593
                                           ==========

Interest expense was $843,176, $692,470, and $715,774 for 2005, 2004, and 2003, respectively.

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

----------------------------------
The change in the fair value of the interest rate swap, from its inception, has resulted in the recording of an accrued liability in the amount of $494,945 and $852,773 at December 31, 2005 and 2004,
respectively. The cumulative change in fair value, net of applicable taxes, in the amount of $304,020 and $523,817 at December 31, 2005 and 2004, respectively, has been recorded as accumulated other comprehensive loss, a component of shareholders' equity. This activity represents a non-cash transaction.

In addition, the Company has placed its unsecured $10,000,000 revolving line of credit with the same financing source. There was no outstanding balance on the line of credit at December 31, 2005. The line of credit agreement contains restrictive covenants in regards to debt service coverage ratio and minimum liquidity, both of which have been met as of and for the periods ended December 31, 2005 and 2004. The Company is in compliance with all debt covenants as of December 31, 2005 and 2004. The Company had letters of credit outstanding totaling $352,563 and $947,575 at December 31, 2005 and 2004,
respectively. These letters of credit reserve capacity under the line of credit and guarantee development work will be completed. The balance available to borrow on the line of credit was $9,647,437 and $9,052,425 at December 31, 2005 and 2004, respectively.

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

The Company's net periodic pension cost included the following components:
                                                                  December 31,
                                                       ---------------------------------
                                                         2005         2004        2003
                                                       --------     -------     --------
Service Cost                                           $242,721    $227,953     $192,179
Interest Cost on Projected Benefit Obligation           344,042     309,663      300,656
Actual Return on Plan Assets                           (137,023)   (654,431)    (894,153)
Net Amortization                                       (323,631)    223,938      510,320
                                                        -------     -------      -------
Net Periodic Pension Cost                              $126,109    $107,123     $109,002
                                                        =======     =======      =======
The change in projected benefit obligation is as follows:
                                                                      December 31,
                                                                ------------------------
                                                                   2005          2004
                                                                ------------------------
Benefit Obligation at Beginning of Year                        $ 5,535,640   $ 5,026,413
Service Cost                                                       242,721       227,953
Interest Cost                                                      344,042       309,663
Actuarial Loss                                                     693,389       288,382
Benefits and Plan Expenses Paid                                 (  336,628)   (  316,771)
                                                                  --------     ---------
  Benefit Obligation at End of Year                            $ 6,479,164   $ 5,535,640
                                                                 =========     =========
The change in plan assets is as follows:
 Fair Value of Plan Assets at Beginning of Year                $ 5,427,236   $ 5,089,576
 Actual Return on Plan Assets                                      137,023       654,431
 Employer Contribution                                                  --            --
 Plan Expenses Paid                                             (   89,412)   (   85,601)
Benefits Paid                                                   (  247,216)   (  231,170)
                                                                  --------     ---------
  Fair Value of Plan Assets at End of Year                     $ 5,227,631   $ 5,427,236
                                                                 =========     =========
The accrued pension asset (liability) consists of the following:
 Plan (Liability) Assets in Excess of Projected
  Benefit Obligation                                           $(1,251,533)  $ (  108,404)
 Unrecognized Prior Service Cost                                   162,221        183,439
 Unrecognized Net Loss(Gain)                                     1,017,113     (   13,638)
 Unrecognized Transition Obligation                             (   45,443)    (   52,930)
                                                                  --------      ---------
  Pension(Liability) Asset                                     $(  117,642)  $      8,467
                                                                  ========      =========

--------------------------------
Accumulated benefits obligation as of December 31, 2005 and 2004, was $5,618,005 and $5,041,180, respectively.

The actuarial assumptions made to determine the projected benefit obligation and the fair value of plan assets are as follows:

                                                     December 31,
                                                    ------------
                                                    2005    2004
                                                   -----   -----
         Weighted Average Discount Rate            5.75%   6.00%
         Weighted Average Asset Rate of Return     9.00%   9.00%
         Compensation Scale                        5.00%   5.00%

OTHER PENSION PLAN DISCLOSURE INFORMATION
-----------------------------------------
Amortization Periods:

  The transition liability (asset) re-established in January 1, 2001 is being amortized in level amounts over 11.07 years.

  The excess of the unrecognized (gain) or loss (if any) over the larger of 10% of the projected benefit obligation or 10% of the market related value of assets is amortized in level amounts over
  11.93 years.

  The prior service cost re-established on January 1, 2001 is being amortized in level amounts over 11.07 years.

  The prior service cost established on January 1, 2002 is being amortized in level amounts over 11.67 years.

Funding Policy:

  Periodic employer contributions are made in conformance with minimum funding requirements and maximum deductible limitations.

Benefit Payments and Other Disbursements:

  During the measurement period, disbursements from plan assets were as follows:

            Benefit Payments                      $247,216
            Administrative Expenses                 89,412
                                                   -------
            Total                                 $336,628
                                                   =======
Unrecognized (Gain) or Loss:

  The unrecognized (gain) or loss determined subsequent to last year's measurement date is determined as follows:

     Liability loss determined from the
      January 1, 2005 census and included
      this year's net periodic cost:            $  354,673

     Loss Due to assumption change effective
      as of December 31, 2005:                     338,716

     Asset loss occurring over the
      measurement period:                          337,362
                                                ----------
       Total unrecognized loss:                 $1,030,751
                                                ==========

--------------------------------
Plan Assets:

 The plan's weighted average asset allocations at December 31, 2005 and December 31, 2004 by asset category are as follows:

                               December 31, 2005   December 31, 2004
                               -----------------   -----------------

  Equity Securities                    51%                47%
  Fixed Income Securities              42%                41%
  Cash and Money Market Funds           7%                 9%
  REIT's                               --                  3%
                                      ---                ---
  Total                               100%               100%
                                      ===                ===

Cash Flows:
  Contributions

     The Company expects the plan to be substantially fully funded for 2006. As a result, a relatively small contribution is anticipated during this period.

  Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service as appropriate, are expected to be paid.

                                    2006        $  268,200
                                    2007           268,200
                                    2008           288,000
                                    2009           294,200
                                    2010           379,300
                              Years 2011-2015   $3,006,100

  The following assumptions have been made regarding estimated benefit payments:

     All currently retired participants survive through 2015.

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

----------------------------------------------------------------------
The Company recognizes post-retirement expenses in accordance with adopted SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," which requires that expected costs of post-retirement benefits be charged to expense during the years the employees render service. The Company elected to amortize the unfunded obligation measured at adoption of SFAS No. 106 over a period of 20 years. The effect of this amortization expense recognized for each of the three years ended December 31, 2005 was $36,000. The accrued post-retirement benefit cost reflected in the consolidated balance sheet at December 31, 2005 and 2004 was $95,119 and $99,800, respectively.


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

A summary of the status of the Company's stock options for the three years ended December 31, 2005 and changes during the years then ended is as follows:

                                         2005               2004              2003
                                    ----------------  ----------------  -----------------
                                             Wtd Avg           Wtd Avg            Wtd Avg
                                    Shares  Ex Price   Shares Ex Price   Shares  Ex Price
                                    ------- --------  ------- --------   ------- --------
Outstanding at beginning of year    154,400   $23.74  134,400   $18.86   94,000   $17.31
Granted                              55,000   $42.87   58,000   $31.64   58,000   $20.12
Exercised                           (40,800)  $21.54  (38,000)  $21.54  (17,600)  $14.70
Expired                             ( 8,000)  $24.15       --       --       --       --
                                    -------   ------   ------   ------   -------  ------
Outstanding at end of year          160,600   $30.82  154,400   $23.74  134,400   $18.86
                                    =======   ======  =======   ======  =======   ======
Exercisable at end of year            4,000   $24.71    2,800   $19.30   10,400   $19.19
                                    =======   ======   ======   ======  =======   ======
Weighted average fair value of
 options granted during the year     $15.08            $11.51             $6.56
                                    =======            ======           =======

Stock appreciation rights totaling 55,000, 58,000 and 58,000 were issued in 2005, 2004, and 2003, respectively. Stock appreciation rights outstanding at December 31, 2005, 2004, and 2003 were 160,600, 154,400, and 134,400, respectively.

-------------------------------------
Of the 160,600 options outstanding at December 31, 2005, 4,000 options were exercisable and they had a contractual life of 7.76 years.

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

                                                      2005         2004          2003
                                                   ---------    ---------     ---------
Income Available to Common Shareholders:
Net Income                                       $14,817,750   $14,651,739   $13,194,395
                                                  ==========    ==========    ==========
Weighted Average Shares Outstanding                5,662,387     5,635,204     5,619,245
Common Shares Applicable to Stock Options Using
 the Treasury Stock Method                            82,907        53,969        34,123
                                                  ----------    ----------    ----------
  Total Shares Applicable to Diluted Earnings
    Per Share                                      5,745,294     5,689,173     5,653,368
                                                  ==========    ==========    ==========
Earnings Per Share
   Basic                                               $2.62         $2.60         $2.35
                                                        ====          ====          ====
   Diluted                                             $2.58         $2.58         $2.33
                                                        ====          ====          ====

NOTE 11  COMMITMENTS AND CONTINGENCIES
--------------------------------------
The Company leases, as lessee, certain equipment, land, and improvements under operating leases.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2005, are summarized as follows:

         Year Ending December 31,                    Amounts
         -----------------------                    --------
         2006                                     $  503,996
         2007                                        439,330
         2008                                        527,619
         2009                                        307,946
         2010                                        266,250
         2011 and Thereafter (Cumulative)          5,768,750
                                                   ---------
                                                  $7,813,891
                                                   =========

Rental expense under all operating leases amounted to $608,923, $608,325, and $512,057, for the years ended December 31, 2005, 2004, and 2003, respectively.

Additionally, the Company, as lessor, leases certain land, buildings, and improvements under operating leases.

Minimum future rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2005, are summarized as follows:

         Year Ending December 31,                      Amounts
         -----------------------                   -----------
         2006                                     $  7,466,740
         2007                                        7,469,734
         2008                                        7,462,549
         2009                                        7,464,769
         2010                                        7,291,186
         2011 and Thereafter (Cumulative)          181,168,923
                                                   -----------
                                                  $218,323,901
                                                   ===========

Rental income under all operating leases amounted to $6,662,645, $4,765,723, and $3,276,062, for the years ended December 31, 2005,
2004, and 2003, respectively.

In conjunction with four real estate transactions which closed in 2005, the Company has obligations totaling $2,293,100 to provide off-site road and/or utility improvements.

NOTE 12  BUSINESS SEGMENT DATA
-----------------------------------------
The Company primarily operates in three business segments: real estate, income properties, and golf. Real estate operations include commercial real estate, land sales and development, residential, agricultural operations, and leasing properties for oil and mineral exploration.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company's reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

-----------------------------------------
Information about the Company's operations in different segments for each of the three years ended December 31 is as follows (amounts in thousands):

                                        2005              2004               2003
                                      --------------------------------------------
Revenues:
 Real Estate                         $ 32,074           $ 32,640          $ 25,496
 Income Properties                      6,663              4,766             3,276
 Golf                                   4,817              4,579             4,373
 General, Corporate, and Other          1,210              1,213             1,746
                                       ------             ------            ------
                                     $ 44,764           $ 43,198          $ 34,891
                                       ======             ======            ======
Income (Loss):
 Real Estate                         $ 25,581           $ 24,939          $ 22,774
 Income Properties                      5,441              3,940             2,681
 Golf                                 ( 1,293)            (1,199)           (1,185)
 General, Corporate, and Other        ( 6,787)            (3,860)           (2,842)
                                       ------             ------            ------
                                     $ 22,942           $ 23,820          $ 21,428
                                       ======             ======            ======
Identifiable Assets:
 Real Estate                         $ 15,473           $ 14,446          $ 18,526
 Income Properties                     93,908             62,167            41,434
 Golf                                   9,308              9,708            10,026
 General, Corporate, and Other         24,569             32,900            27,920
                                       ------             ------            ------
                                     $143,258           $119,221          $ 97,906
                                      =======             ======            ======
Depreciation and Amortization:
 Real Estate                         $    124           $     79          $    114
 Income Properties                      1,127                785               548
 Golf                                     421                414               410
 General, Corporate, and Other             83                 66                48
                                       ------             ------            ------
                                     $  1,755           $  1,344          $  1,120
                                       ======             ======            ======
Capital Expenditures:
 Real Estate                         $    955           $    304          $     29
 Income Properties                     32,953             20,261            15,478
 Golf                                      37                 68                18
 General, Corporate, and Other             55                196                65
                                       ------             ------            ------
                                     $ 34,000           $ 20,829          $ 15,590
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

NOTE 13   RELATED PARTIES
-------------------------
William J. Voges, a director of the Company, serves as an officer and director of the Managing Member of Silver Holly Development, LLC, and serves or may serve as Trustee or Successor Trustee to its members. On December 28, 2004, Silver Holly Development, LLC, purchased 4.57 acres at a purchase price of $1,073,858 from the Company. This contract contains a provision to purchase impact fee credits, if needed, from the Company. Impact fee credits of $67,240 were purchased from the Company on January 6, 2006. This was a cash sale made at market value and at prevailing market terms and conditions.

                                 QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                         THREE MONTHS ENDED
                            March 31,                June 30,            September 30,           December 31,
                      ---------------------   ---------------------   --------------------  ----------------------
                         2005       2004        2005        2004         2005       2004       2005       2004
                      ---------  ----------   ---------  ----------   ---------  ---------  ----------  ----------
                      $          $           $          $            $          $          $           $
Income:
Real Estate Operations:
 Real Estate Sales
  Sales and Other
   Income            20,187,813   1,037,003   3,066,213   1,951,488  3,735,564  1,949,400   5,083,882   27,702,129
  Costs and Other
   Expenses          (3,624,054)  ( 719,157) (1,155,821)  ( 813,394) ( 635,538) ( 676,455) (1,076,651) ( 5,491,769)
                     ----------   ---------   ---------   ---------  ---------  ---------   ---------   ---------
                     16,563,759     317,846   1,910,392   1,138,094  3,100,026  1,272,945   4,007,231   22,210,360
                     ----------   ---------   ---------   ---------  ---------  ---------   ---------   ----------
Income Properties
 Leasing Revenues and
  Other Income        1,437,255     900,014   1,580,338   1,210,446  1,793,609  1,330,986   1,851,443    1,324,277
 Costs and Other
  Expenses          (   262,637)  ( 172,480)  ( 310,626)  ( 213,241) ( 314,467) ( 219,327)  ( 334,499) (   221,011)
                      ---------   ---------    --------   ---------    -------   --------   ---------     --------
                      1,174,618     727,534   1,269,712     997,205  1,479,142  1,111,659   1,516,944    1,103,266
                      ---------   ---------   ---------   ---------  ---------  ---------   ---------    ---------
Golf Operations
 Sales and Other
  Income              1,457,575   1,391,802   1,269,644   1,232,714    920,836    710,610   1,169,858    1,244,057
 Costs and Other
  Expenses          ( 1,517,549) (1,411,975) (1,552,703) (1,491,551)(1,439,149)(1,303,469) (1,601,211) ( 1,571,276)
                      ---------   ---------   ---------   ---------  ---------   --------   ---------    ---------
                    (    59,974) (   20,173) (  283,059) (  258,837) ( 518,313) ( 592,859) (  431,353) (   327,219)
                      ---------   ---------   ---------   ---------  ---------   --------   ---------    ---------

Total Real Estate
 Operations          17,678,403   1,025,207   2,897,045   1,876,462  4,060,855  1,791,745   5,092,822   22,986,407

Profit on Sales of
 Other Real Estate
  Interests              23,000      36,327     214,733      17,225     21,210     38,975       13,350     117,186

Interest and Other
 Income                 224,350     210,999     244,696     162,328    207,070    164,760      261,863     465,620
                     ----------   ---------   ---------   ---------  ---------  ---------    ---------  ----------
                     17,925,753   1,272,533   3,356,474   2,056,015  4,289,135  1,995,480    5,368,035  23,569,213
General and
 Administrative
  Expenses          ( 3,138,999) (1,485,212) (3,124,627) (1,262,187)    51,130  ( 814,493) ( 1,784,562)( 1,511,393)
                      ---------   ---------   ---------   ---------  ---------  ---------    ---------   ---------
Income (Loss) Before
 Income Taxes        14,786,754  (  212,679)    231,847     793,828  4,340,265  1,180,987    3,583,473  22,057,820

Income Taxes        ( 5,704,321)     81,640     619,279   ( 302,795)(1,651,418)(  448,452) ( 1,388,129)( 8,498,610)
                     ----------   ---------   ---------   ---------  ---------  ---------   ----------  ---------
Net Income (Loss)     9,082,433  (  131,039)    851,126     491,033  2,688,847    732,535    2,195,344  13,559,210
                     =============================================================================================

Per Share Information
 Basic                    $1.61      ($0.02)      $0.15       $0.08      $0.47      $0.13        $0.39      $2.41
                      ==========   =========   =========   =========  =========  =========   ==========  =========
 Diluted                  $1.59      ($0.02)      $0.14       $0.08      $0.47      $0.13        $0.38      $2.39
                      ==========   =========   =========   =========  =========  =========   ==========  =========
