Form 10-Q
period 2006-03-31
CONSOLIDATED TOMOKA LAND CO
filed 2006-05-10
CIK 23795

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       ___     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2006

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

                                  N/A
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                        Yes   X                No
                            -----                 -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   Accelerated filer X Non-accelerated filer
                       ---                 ---                     ---

Indicate by check mark whether the registrant is a shell company
(as defined by rule 12b-2 of the Exchange Act).
                        Yes                    No   X
                            ------                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class of Common Stock                            Outstanding
                                                  May 1, 2006

   $1.00 par value                                 5,673,496

                     CONSOLIDATED-TOMOKA LAND CO.

                                INDEX



                                                           Page No.
                                                           --------


PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements
       Consolidated Balance Sheets -
            March 31, 2006 (Unaudited) and December 31, 2005    3

       Consolidated Statements of Income -
            Three Months Ended March 31, 2006 and 2005
            (Unaudited)                                         4

       Consolidated Statement of Shareholders' Equity and
         Comprehensive Income -
            Three Months Ended March 31, 2006
            (Unaudited)                                         5

       Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2006 and 2005
            (Unaudited)                                         6

       Notes to Consolidated Financial Statements              7-13

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations     14-19

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                         19

   Item 4.  Controls and Procedures                             19

PART II -- OTHER INFORMATION

   Item 1.  Legal Proceedings                                   21

   Item 1A. Risk Factors                                        21

   Item 6.  Exhibits                                            22

SIGNATURES                                                      23

                     CONSOLIDATED-TOMOKA LAND CO.
                      CONSOLIDATED BALANCE SHEET

                                                     (Unaudited)
                                                       March 31,    December 31,
                                                         2006           2005
                                                    ------------    -----------
ASSETS
Cash                                                $    235,381   $  1,127,143
Restricted Cash                                        8,796,611      7,840,167
Investment Securities                                 11,782,150     14,341,097
Land and Development Costs                             9,780,249      9,142,551
Intangible Assets                                      4,516,641      4,591,944
Other Assets                                           4,922,247      5,205,415
                                                     -----------    -----------
                                                    $ 40,033,279   $ 42,248,317
                                                     -----------    -----------
Property, Plant and Equipment:
 Land, Timber and Subsurface Interests              $  2,440,540   $  2,280,355
 Golf Buildings, Improvements and Equipment           11,393,245     11,382,515
 Income Properties Land, Buildings and Improvements   91,686,967     91,656,972
 Other Furnishings and Equipment                       1,973,062      1,769,407
                                                     -----------    -----------
  Total Property, Plant and Equipment                107,493,814    107,089,249
Less Accumulated Depreciation and Amortization        (6,503,387)    (6,079,090)
                                                     -----------    -----------
   Net - Property, Plant and Equipment               100,990,427    101,010,159
                                                     -----------    -----------
 TOTAL ASSETS                                       $141,023,706   $143,258,476
                                                     ===========    ===========
LIABILITIES
Accounts Payable                                    $    274,447   $    248,698
Accrued Liabilities                                    9,357,317      6,083,047
Income Taxes Payable                                   1,098,915      5,157,171
Deferred Profit                                        3,899,613      5,345,006
Deferred Income Taxes                                 25,371,190     24,159,074
Notes Payable                                          7,240,189      7,297,593
                                                     -----------    -----------
     TOTAL LIABILITIES                              $ 47,241,671   $ 48,290,589
                                                     -----------    -----------
SHAREHOLDERS' EQUITY
Common Stock                                           5,671,749      5,667,796
Additional Paid in Capital                             1,147,641      4,168,865
Retained Earnings                                     87,162,369     85,435,246
Accumulated Other Comprehensive Loss                    (199,724)      (304,020)
                                                     -----------    -----------
     TOTAL SHAREHOLDERS' EQUITY                       93,782,035     94,967,887
                                                     -----------    -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $141,023,706   $143,258,476
                                                     ===========    ===========




See accompanying Notes to Financial Statements.

                       CONSOLIDATED-TOMOKA LAND CO.
                  CONSOLIDATED STATEMENTS OF INCOME

                                                                   (Unaudited)
                                                          Three Months Ended
                                                      ----------------------------
                                                       March 31,        March 31,
                                                         2006             2005
                                                      ----------------------------
INCOME:                                                    $               $
  Real Estate Operations:
   Real Estate Sales
    Sales and Other Income                             4,611,857        20,187,813
    Costs and Other Expenses                            (717,633)       (3,624,054)
                                                      ----------        ----------
                                                       3,894,224        16,563,759
                                                      ----------        ----------
   Income Properties
    Leasing Revenues and Other Income                  1,879,693         1,437,255
    Costs and Other Expenses                            (335,075)         (262,637)
                                                      ----------        ----------
                                                       1,544,618         1,174,618
                                                      ----------        ----------
   Golf Operations
    Sales and Other Income                             1,509,664         1,457,575
    Costs and Other Expenses                          (1,570,047)       (1,517,549)
                                                      ----------        ----------
                                                         (60,383)          (59,974)
                                                      ----------        ----------
    Total Real Estate Operations                       5,378,459        17,678,403

  Profit on Sales of Other Real Estate Interests         144,052            23,000
  Interest and Other Income                              243,452           224,350
                                                      ----------        ----------
  Operating Income                                     5,765,963        17,925,753

General and Administrative Expenses                   (1,908,530)       (3,138,999)
                                                      ----------        ----------
Income Before Income Taxes                             3,857,433        14,786,754
Income Taxes                                          (1,460,509)       (5,704,321)
                                                      ----------        ----------
Income Before Cumulative Effect of
 Change in Accounting Principle                        2,396,924         9,082,433
Cumulative Effect of Change in
 Accounting Principle, Net of Tax                       (216,093)               --
                                                      ----------        ----------
Net Income                                             2,180,831         9,082,433
                                                      ==========        ==========
PER SHARE INFORMATION:
 Basic Income Per Share
  Income Before Cumulative Effect of
   Change in Accounting Principle                          $0.42             $1.61
  Cumulative Effect of Change in
   Accounting Principle, Net of Tax                       ($0.04)               --
                                                      ----------        ----------
   Net Income                                              $0.38             $1.61
                                                      ==========        ==========
 Diluted Income Per Share
  Income Before Cumulative Effect of
   Change in Accounting Principle                          $0.42             $1.59
  Cumulative Effect of Change in
   Accounting Principle, Net of Tax                       ($0.04)               --
                                                      ----------        ----------
   Net Income                                              $0.38             $1.59
                                                      ==========        ==========
 Dividends                                                 $0.08             $0.07
                                                      ==========        ==========

See accompanying Notes to Financial Statements.

                        CONSOLIDATED-TOMOKA LAND CO.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME
                               (UNAUDITED)

                                                   Accumulated
                             Additional               Other        Total
                    Common     Paid-In  Retained  Comprehensive Shareholders' Comprehensive
                    Stock      Capital  Earnings      Income       Equity        Income
                    ---------  -------- ----------- ----------  ------------   -----------

Balance,
 December 31, 2005 $5,667,796 $4,168,865 $85,435,246 ($304,020)  $94,967,887

Net Income                                 2,180,831               2,180,831   $2,180,831

Other Comprehensive
 Income:
  Cash Flow Hedging
  Derivative, Net
  of Tax                                               104,296       104,296      104,296
                                                                               ----------
Comprehensive Income                                                          $ 2,285,127
                                                                               ==========
Stock Options:
 Exercise of Stock
 Options                3,953    303,865                             307,818
 Adoption of SFAS
 No. 123R -
  Reclassification
  for Liability
  Based Plan                  (3,325,089)                         (3,325,089)

Cash Dividends
 ($.08 per share)                           (453,708)               (453,708)


                    ---------  ---------  ---------- ----------  -----------
Balance,
March 31, 2006     $5,671,749 $1,147,641 $87,162,369 ($199,724)  $93,782,035
                   ========== ========== =========== ==========  ===========



















See accompanying Notes to Financial Statements.

                    CONSOLIDATED-TOMOKA LAND CO.
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      (Unaudited)
                                                                  Three Months Ended
                                                            -----------------------------
                                                              March 31,       March 31,
                                                                2006            2005
                                                            ------------    -------------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income                                              $  2,180,831      $ 9,082,433

   Adjustments to Reconcile Net Income to Net Cash
    Provided By Operating Activities:
     Depreciation and Amortization                              499,600          399,731
     Loss on Sale of Property, Plant and Equipment                   --           19,148
     Deferred Income Taxes                                    1,212,116        4,998,489
     Non Cash Compensation                                    1,014,915        1,031,043

   Decrease (Increase) in Assets:
    Notes Receivable                                                 --           90,273
    Land and Development Costs                                 (637,698)        (880,607)
    Income Tax Refundable                                            --               --
    Other Assets                                                283,168         (458,916)

  (Decrease) Increase in Liabilities:
    Accounts Payable                                             25,749         (317,725)
    Accrued Liabilities                                        (533,559)       1,660,189
    Deferred Profit                                          (1,445,393)              --
    Income Taxes Payable                                     (4,037,528)         791,823
                                                             ----------       ----------
    Net Cash (Used in)/Provided By Operating Activities      (1,437,799)      16,415,881
                                                             ----------       ----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant, and Equipment                 (404,565)      (9,751,453)
 Intangible Assets                                                   --         (572,427)
 Decrease in Restricted Cash for Acquisitions
   Through the Like-Kind Exchange Process                      (956,444)      (4,392,161)
 Net Decrease (Increase) in Investment Securities             2,558,947         (848,978)
                                                             ----------       ----------
  Net Cash Provided By/(Used In) Investing Activities         1,197,938      (15,565,019)
                                                             ----------       ----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable                                  1,943,000               --
 Payments on Notes Payable                                   (2,000,404)         (53,349)
 Cash Proceeds from Exercise of Stock Options                    12,079           73,251
 Cash Used to Settle Stock Appreciation Rights                 (132,140)        (285,985)
 Excess Tax Benefit Realized from Exercise of Stock Option      (20,728)              --
 Dividends Paid                                                (453,708)        (395,724)
                                                             ----------       ----------
  Net Cash Used In Financing Activities                        (651,901)        (661,807)
                                                             ----------       ----------
Net (Decrease) Increase In Cash                                (891,762)         189,055
Cash, Beginning of Year                                       1,127,143          273,911
                                                             ----------       ----------
Cash, End of Period                                        $    235,381      $   462,966
                                                             ==========       ==========



See accompanying Notes to Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Interim Statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures, which are normally included in annual financial statements prepared in accordance U.S. generally accepted principles, have been omitted pursuant to those rules and regulations. The consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated format is designed to be read in conjunction with the last annual report. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

                                                        Three Months Ended
                                                     ------------------------
                                                     March 31,       March 31,
                                                        2006            2005
                                                     ----------     ----------
Income Available to Common Shareholder:

Income Before Cumulative Effect of
 Change in Accounting Principle                       $2,396,924     $9,082,433
Cumulative Effect of Change in
 Accounting Principle, Net of Tax                       (216,093)            --
                                                       ---------      ---------
Net Income                                            $2,180,831     $9,082,433
                                                       =========      =========

Weighted Average Shares Outstanding                    5,670,400      5,649,799
Common Shares Applicable to Stock
 Options Using the Treasury Stock Method                  31,013         67,784
                                                       ---------      ---------
Total Shares Applicable to Diluted Earnings Per Share  5,701,413      5,717,583
                                                       =========      =========
PER SHARE INFORMATION:
 Basic Income Per Share
  Income Before Cumulative Effect of
   Change in Accounting Principle                          $0.42          $1.61
  Cumulative Effect of Change in
   Accounting Principle, Net of Tax                       ($0.04)            --
                                                       ---------      ---------
   Net Income                                              $0.38          $1.61
                                                       =========      =========
 Diluted Income Per Share
  Income Before Cumulative Effect of
   Change in Accounting Principle                          $0.42          $1.59
  Cumulative Effect of Change in
   Accounting Principle, Net of Tax                       ($0.04)            --
                                                      ----------      ---------
   Net Income                                              $0.38          $1.59
                                                      ==========      =========


3. Notes Payable.  Notes payable consist of the following:

                                              March 31, 2006
                                      ------------------------------
                                                        Due Within
                                      Total             One Year
                                      ----------      --------------
    $10,000,000 Line of Credit       $        --         $        --
     Mortgage Notes Payable            7,240,189             238,962
                                      ----------          ----------
                                     $ 7,240,189         $   238,962
                                      ==========          ==========

   Payments applicable to reduction of principal amounts will be required as follows:

     Year Ending March 31,
     ---------------------

     2007                       $   238,962
     2008                           257,130
     2009                           276,679
     2010                           297,714
     2011                           320,349
     2012 & thereafter            5,849,355
                                 ----------
                                $ 7,240,189
                                 ==========

In the first three months of 2006 and 2005, interest expensed and paid totaled $144,802 and $168,075, respectively.

NOTE 4.  STOCK OPTION PLAN
--------------------------
The Company maintains a stock option plan ("the Plan") pursuant to which 500,000 shares of the Company's common stock may be issued. The Plan in place was approved at the April 25, 2001, Shareholders' meeting. Under the Plan, the option exercise price equals the stock market price on the date of grant. The options vest over five years and all expire after ten years. The Plan provides for the grant of
(1) incentive stock options, which satisfy the requirements of Internal Revenue Code (IRC) Section 422, and (2) non-qualified options, which are not entitled to favorable tax treatment under IRC Section
422. No optionee may exercise incentive stock options in any calendar year for shares of common stock having a total market value of more than $100,000 on the date of grant (subject to certain carryover provisions). In connection with the grant of non-qualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock equal to a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise. All options granted to date have been non-qualified options.

On January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(revised 2004) "Share-Based Payment" (SFAS No.
123R)by using the modified prospective method of adoption. SFAS No. 123R requires the classification of share-based payment arrangements as liability or equity instruments. Both the Company's stock options and stock appreciation rights are liability-classified awards and are required to be remeasured to fair value at each balance sheet date until the award is settled. Prior to the adoption of SFAS No. 123R the Company valued its stock options by applying the intrinsic value-based method and its stock options were classified in shareholders' equity. For liability-classified awards SFAS No. 123R requires an entity to remeasure the liability from its intrinsic value to its fair value, on the adoption date, and reflect any difference as the cumulative effect of change in accounting principle, net of any related tax effect. The Company remeasured the value of its stock options and stock appreciation rights as of January 1, 2006, which resulted in a cumulative effect of change in accounting principle, net of tax, totaling $216,093. Upon adoption of SFAS No. 123R the Company also reclassified to liabilities the January 1, 2006, fair value of its stock options, which had been classified within shareholders' equity in the amount of $3,325,089.

Amounts recognized in the financial statements for stock options and stock appreciation rights are as follow:
                                       Three Months Ended
                                     ----------------------
                                       2006           2005
                                     ---------    ---------
Total Cost of Share-Based Plans,
 Charged Against Income, Before      $ 663,115   $1,868,171
 Tax Benefit                          ========    =========

Income Tax Benefit Recognized in
 Income                              $(255,797)  $( 720,647)
                                      ========    =========
The fair value of each share option and stock appreciation right is estimated on the measurement date using the Black-Scholes option pricing model based on assumptions noted in the following table. Expected volatility is based on the historical volatility and other factors of the Company. The Company has elected to use the simplified method of estimating the expected term of the options and stock appreciation rights. Due to the small number of employees included in the Plan, the Company uses the specific identification method to estimate forfeitures and includes all participants in one group. The

---------------------------
risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury rates in effect at the time of measurement.

The Company issues new, previously unissued shares as options are exercised.

Assumptions at March 31, 2006:
------------------------------
Expected Volatility                 29.70%
Expected Dividends                    .45%
Expected Term                       1-6.5 years
Risk-Free Rate                  4.30-4.38%

A summary of share option activity under the Plan as of March 31, 2006, and changes during the three months then ended is presented below:

STOCK OPTIONS                                                Wtd. Avg.
                                                             Remaining
                                                             Contractual  Aggregate
                                                Wtd.Avg.     Term         Intrinsic
                                      Shares    Ex. Price    (Years)      Value
                                      ----------------------------------------------
Outstanding December 31, 2005         160,600    $30.82              --           --
Granted                                55,000    $67.27              --           --
Exercised                              (6,400)   $28.67              --           --
Expired                                     -        --              --           --
                                      -------    ------            ----   ----------
Outstanding March 31, 2006            209,200    $39.15            8.27   $4,814,260
                                      =======    ======            ====   ==========
Exercisable at March 31, 2006          39,000    $28.78            7.46   $1,300,712
                                      =======    ======            ====   ==========

STOCK APPRECIATION RIGHTS                                    Wtd. Avg.
                                                             Remaining
                                                             Contractual  Aggregate
                                                Wtd.Avg.     Term         Intrinsic
                                      Shares    Fair Value   (Years)      Value
                                      ----------------------------------------------
Outstanding December 31, 2005         160,600    $20.33              --           --
Granted                                55,000    $11.56              --           --
Exercised                              (6,400)   $20.39              --           --
Expired                                     -        --              --           --
                                      -------    ------            ----   ----------
Outstanding March 31, 2006            209,200    $17.53            8.27   $2,592,294
                                      =======    ======            ====   ==========
Exercisable at March 31, 2006          39,000    $28.78            7.46   $  700,383
                                      =======    ======            ====   ==========

The weighted-average fair value at March 31, 2006, of options granted during 2006 and 2005 was $21.47 and $29.36, respectively. Stock appreciation rights granted during 2006 and 2005 had weighted-average fair values of $11.56 and $15.81, respectively. The total intrinsic value of options exercised for the three months ended March 31, 2006, and 2005 was $261,766 and $603,666, respectively. Stock appreciation rights exercised during the three months ended March 31, 2006 and 2005, had intrinsic values of $132,140 and $285,985, respectively.

---------------------------
As of March 31, 2006, there was $4,776,603 of total unrecognized compensation costs related to non-vested stock options and stock appreciation rights granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.08 years. The liability for stock options and stock appreciation rights reflected on the consolidated balance sheet at March 31, 2006, was $5,998,297.

Had compensation cost been determined under the fair value method for all shares under SFAS No. 123, "Accounting for Stock-Based
Compensation (as amended by Statement 148), the Company's net earnings and earnings per share would have been as follows:

                                 Three Months Ended             Year Ended
                                 ------------------      ---------------------------
                                     March 31,            December 31,  December 31,
                                       2006                  2005          2004
                                 ------------------      ---------------------------
Net Income as Reported                   $9,082,433      $14,817,750     $14,651,739
 Deduct:
  Stock-Based Compensation Under
   Fair Value Based Method
    (Net of Income Tax)                    (208,879)        (384,910)       (221,595)

 Add Back:
  Stock-Based Compensation Under
   Intrinsic Value Method
    (Net of Income Tax)                     633,318        1,174,283         402,683
                                         ----------      -----------     -----------
Pro Forma Net Income                     $9,506,872      $15,607,123     $14,832,827
                                         ==========      ===========     ===========

Basic Earnings Per Share:
 As Reported                                  $1.61            $2.62           $2.60
 Pro Forma                                    $1.68            $2.76           $2.63

Diluted Earnings Per Share:
 As Reported                                  $1.59            $2.58           $2.58
 Pro Forma                                    $1.66            $2.72           $2.61

5. Pension Plan. The Company maintains a defined benefit pension plan. The pension benefits are based primarily on age, years of service, and average compensation. The benefit formula provides for a life annuity benefit.

   Following are the components of the Net Period Benefit Cost:

                                     Three Months Ended
                                  -------------------------
                                  March 31,        March 31,
                                    2006             2005
                                  --------         --------

Service Cost                      $  69,291       $   60,680
Interest Cost                        95,915           86,011
Expected Return on Plan Assets     (114,224)        (118,596)
Net Amortization                     17,480            3,432
                                   --------        ---------
 Net Periodic Benefit Cost        $  68,462        $  31,527
                                  =========        =========

A contribution, which approximates $45,000, has been made in 2006.

6. Business Segment Data. The Company primarily operates in three business segments: real estate, income properties, and golf.
   Real estate operations include commercial real estate, real estate development, residential, leasing properties for oil and mineral exploration, and agriculture operations.

   The Company evaluates performance based on income or loss from operations before income taxes. The Company's reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

   Information about the Company's operations in different segments is as follows (amount in thousands):

                                  Quarter Ended
                           ---------------------------
                            March 31,      March 31,
                              2006           2005
                           -----------    ------------
Revenues:
  Real Estate                 $  4,612        $ 20,188
  Income Properties              1,880           1,437
  Golf                           1,510           1,458
  General, Corporate & Other       387             247
                               --------       --------
                              $  8,389        $ 23,330
                              ========        ========
Income (Loss) Before
 Income Taxes:
  Real Estate                 $  3,894        $ 16,564
  Income Properties              1,544           1,175
  Golf                             (60)            (60)
  Corporate, General & Other    (1,521)         (2,892)
                              --------        --------
                              $  3,857        $ 14,787
                              ========        ========

                                        At March 31,
                                            2006
                                      ----------------
Identifiable Assets:
  Real Estate                                $  16,108
  Income Properties                             93,534
  Golf                                           9,257
  Corporate, General & Other                    22,125
                                             ---------
                                             $ 141,024
                                             =========
Depreciation and Amortization:
  Real Estate                                $      56
  Income Properties                                317
  Golf                                             106
  Corporate, General & Other                        21
                                             ---------
                                             $     500
                                             =========
Capital Expenditures:
  Real Estate                                $     342
  Income Properties                                 30
  Golf                                              11
  Corporate, General & Other                        22
                                              --------
                                             $     405
                                              ========

-------------------------------
Identifiable assets by industry are those assets that are used in the Company's operations in each industry. General corporate assets and assets used in the Company's other operations consist primarily of cash, investment securities, and property, plant, and equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------
The Management's Discussion and Analysis of Financial Condition and Results of Operations is designed to be read in conjunction with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the last annual report on Form 10-K.

OPERATIONS OVERVIEW
-------------------
The Company is primarily engaged in the conversion of agricultural lands to income properties, real estate land sales and development, golf course operations, and agriculture operations. The Company has substantial land holdings in the Daytona Beach, Florida area, including its golf and agriculture operations. The Company lands are well-located in the growing central Florida Interstate 4 corridor, providing an excellent opportunity for reasonably stable land sales in the near-term future and following years.

With its substantial land holdings in Daytona Beach, the Company has parcels available for the entire spectrum of real estate uses. Along with land sales, the Company selectively develops parcels primarily for commercial uses. Although pricing levels and changes by the Company and its immediate competitors can affect sales, the Company generally enjoys a competitive edge due to lower costs associated with long-time land ownership and a significant ownership position in the immediate market.

The Company has experienced strong sales activity over the last four years with many development activities taking place on or surrounding Company owned land. These activities include the sale of 120 acres of land to Florida Hospital for the construction of a new facility, which is projected to commence in the summer of 2006, the expansion of the Daytona Beach Auto Mall, the opening of a second office building in the Cornerstone Office Park, and the continued development within the 250-acre Gateway Commerce Park. Residential development was also strong on lands sold by the Company in prior years, including within the LPGA International community, and on other lands both east and west of Interstate 95. These development activities tend to create additional buyer interest and sales opportunities. While national homebuilders have experienced reductions in new sales contracts, to date the Company has not experienced a discernable slowdown in the Daytona Beach commercial real estate market. A strong backlog of contracts is in place for closings that the Company expects to occur in 2006.

In the year 2000, the Company initiated a strategy of investing in income properties utilizing the proceeds of agricultural land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes. At March 31, 2006, the Company had invested approximately $96 million in twenty-three income properties through this process, with an additional $8.8 million held by a qualified intermediary for investment in additional properties.

With this investment base in income properties, lease revenue in excess of $7.4 million is expected to be generated annually. This income, along with income from additional net-lease income property investments, is expected to decrease earnings volatility in future years and add to overall financial performance. The Company is now in a position to consider other forms of real estate investment to diversify and enhance potential returns.

-----------------------------
Golf operations consist of the operation of two golf courses, a clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95, south and east of LPGA Boulevard.

The Company's agriculture operations consist of growing, managing, land sales of timber and hay products on approximately 11,250 acres of Company lands on the west side of Daytona Beach, Florida.

SUMMARY OF 2006 FIRST QUARTER OPERATING RESULTS
-----------------------------------------------
For the first three months of 2006, the Company generated net income of $2,180,831, equivalent to $.38 per basic share. This net income included a $216,093 charge, equivalent to $.04 per basic share, for the cumulative effect of change in the accounting for stock options, with the adoption of Financial Accounting Standards Board Statement No. 123(Revised 2004), "Share-Based Payment" (SFAS No. 123R). This net income represented a significant downturn from 2005's first quarter net income totaling $9,082,433, equivalent to $1.61 per basic share. The downturn can be attributed to lower commercial land sales volume during the period, with the sale of 25 acres of land sold in 2006's quarter ended March 31 compared to 174 acres sold in 2005's same period. Land sales volume for 2005's first period included the sale of approximately 120 acres, at a price approximating $18 million, to Florida Hospital for the future site of their hospital. Offsetting these lower real estate sales results were increased earnings from income properties with the additional rent received on the seven properties added throughout 2005.

The Company also uses Earnings Before Depreciation, Amortization and Deferred Taxes (EBDDT) as a performance measure. The Company's strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT:

                                               Quarter Ended
                                    ----------------------------------
                                      March 31,             March 31,
                                        2006                  2005
                                    ----------------------------------

Net Income                           $2,180,831            $ 9,082,433
   Add Back:
   Depreciation and Amortization        499,600                399,731
   Deferred Taxes                     1,212,116              4,998,489
                                      ---------             ----------
Earnings Before Depreciation,        $3,892,547            $14,480,653
 Amortization and Deferred Taxes      =========             ==========


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

---------------------------------------------------------
EBDDT is calculated by adding depreciation, amortization, and deferred income taxes to net income as they represent non-cash charges.

For the first quarter of 2006, EBDDT was down compared to the prior year's same period not only due to the lower earnings posted during the period, but also due to the decreased add back for deferred taxes on lower gains and the related income taxes deferred through the like-kind exchange process on the lower sales volume. The add back for depreciation and amortization was greater in 2006 compared to 2005 with the additional depreciation and amortization generated on the acquisition of seven income properties throughout the year in 2005.

REAL ESTATE OPERATIONS
First Quarter 2006 Compared to First Quarter 2005

REAL ESTATE OPERATIONS
----------------------
REAL ESTATE SALES.
For the quarter ended March 31, 2006, profits from real estate sales of $3,894,224 were realized on revenues totaling $4,611,857. These revenues and profits were recognized on the sale of 25 acres of property during the period. Also included in first quarter 2006 was the recognition of profits totaling $1,720,735, which had previously been deferred in 2005 for post-closing obligations. Revenues and profits posted in 2005's first quarter were $20,187,813 and 16,563,759, respectively, on the sale of 174 acres of land. The sales for 2005 included the sale of approximately 120 acres to Florida Hospital for the future site of their new hospital.

INCOME PROPERTIES.
The addition of seven new properties throughout 2005 resulted in a 31% increase in both revenues and net income from income properties during the first quarter of 2006 when compared to 2005's same period. Revenues and income totaled $1,879,693 and $1,544,618, respectively in 2006's first period. First quarter 2005 revenues and net income amounted to $1,437,255 and $1,174,618, respectively.

GOLF OPERATIONS.
Golf operations posted a loss of $60,383 for the first quarter of 2006. This loss was substantially in line with the loss of $59,974 recorded in the prior year's same period. Both revenues and expenses from golf operations increased approximately 4% during the period. The gain in revenues to $1,509,664 resulted from increases in both golf and food and beverage activities. Golf revenues rose on an 11% gain in the average rate per round played, offset by a 7% decrease in the number of rounds played. Higher costs associated with golf course maintenance and food and beverage salaries and wages resulted in the increase in golf operations expenses to $1,570,047. Golf operations revenues and expenses were $1,457,575 and $1,517,549, respectively in 2005's first three-month period.

GENERAL, CORPORATE AND OTHER.
The Company recognized profits of $144,052 from the release of subsurface rights on 94 acres during 2006's first quarter. This compared to profits on the sale of other real estate interests totaling $23,000 during the first period of 2005 on the release of subsurface rights on 126 acres.

Interest and other income rose 9% during 2006 to $243,452. This gain was the result of higher interest earned on investment securities, offset by lower earnings on mortgage notes receivable, as there were no notes outstanding during 2006's first quarter, and lower earnings on funds held for reinvestment through the like-kind exchange process. Interest and other income totaled $224,350 during the first quarter of 2005.

--------------------------------
General and administrative expenses totaled $1,908,530 in 2006's first quarter compared to $3,138,999 in 2005's first three months. Lower expenses related to stock options during the first quarter of 2006 was the primary cause of the 39% decrease.

On January 1, 2006, the Company implemented SFAS No. 123R. The implementation resulted in the recording of a $216,093, net of income tax, cumulative effect of change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES.
While cash, restricted cash and investment securities declined $2,494,265 in the first three months of 2006, the Company's balance sheet remains strong. Cash, restricted cash, and investment securities totaled $20,814,142 at March 31, 2006. Of this amount, $8,796,611 was held by an intermediary for investment in additional income properties through the like-kind exchange process. Notes payable totaled $7,240,189 at March 31, 2006, with no borrowings outstanding on the Company's $10.0 million line-of-credit.

The decrease in cash and investment securities during the three-month period was primarily due to the payment of income taxes resulting from the 2002 tax audit and the amendment of the 2003 and 2004 income tax returns as the result of the settlement the Company reached with the Internal Revenue Service on its like-kind exchange transactions which occurred on the Company's Development of Regional Impact lands.

Other uses of cash during the period included the payment of dividends totaling $453,708, equivalent to $.08 per share, and $404,565 expended for the acquisition of property, plant, and equipment. Additions to property, plant, and equipment during the period were primarily associated with land clearing, planting, and equipment for the Company's hay operation.

Capital expenditures for the remainder of the year approximate $9 million in addition to funds to be invested in income properties. These funds are projected to be centered on road construction. The Company currently has one property under contract in the Atlanta area at a price approximating $15.1 million. The purchase is expected to occur at the end of the second quarter of 2006.

Capital to fund the planned expenditures is expected to be provided from cash and investment securities, as they mature, operating activities, and current financing sources in place. The Company has the ability to borrow on a non-recourse basis against its existing income properties, which are all free of debt as of the date of this filing. As additional funds become available through qualified sales, the Company expects to invest in additional real estate opportunities.

CRITICAL ACCOUNTING POLICIES.
The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate." The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS No. 66, or the Company retains continuing involvement with the property.

During the first three months of 2006, the Company closed one transaction for which the Company had post-closing obligations to provide off-site utilities improvements. Full cash payment was received at closing, and a warranty deed was transferred and recorded. The sales contract does not provide any offsets, rescission or buy-back if the improvements are not made. As the Company has retained

--------------------------------------
post-closing obligations, a portion of the revenues and profits on the sale was deferred in accordance with SFAS No. 66. The transaction is being accounted for on a percentage-of-completion method with revenues and profits recognized as costs are incurred. For the quarter ended March 31, 2006, revenues and profits of $328,975 and $275,342 were deferred, respectively. These profits are expected to be recognized during 2006, as the off-site improvements are completed.

Also during the first quarter of 2006, revenues and profits of $1,770,417 and $1,720,735, respectively, were recognized from 2005 closings, which had been deferred as a result of post-closing obligations existing at the time of closing. A portion of the obligations were completed during the first quarter of 2006, and thus a portion of revenues and profits were recognized. At March 31, 2006, deferred profits totaling $3,899,613 remained on the Company's balance sheet to be recognized with the completion of the post-closing obligations. The Company expects to complete all the post-closing obligations prior to year-end 2006.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has reviewed the recoverability of long-lived assets, including real estate and development and property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may or may not be recoverable. Real estate and development is evaluated for impairment by estimating sales prices less costs to sell. Impairment on income properties and other property, plant, and equipment is measured using an undiscounted cash flow approach. There has been no impairment of long-lived assets reflected in the consolidated financial statements.

At the time the Company's debt was refinanced, the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133." The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss. The Company measures the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability. This measure resulted in no ineffectiveness. A liability in the amount of $325,151 at March 31, 2006, has been established on the Company's balance sheet. The change in fair value, net of applicable taxes, in the amount of $199,724 at March 31, 2006, has been recorded as accumulated other comprehensive loss, a component of shareholders' equity.

The Company maintains a stock option plan ("the Plan") pursuant to which 500,000 shares of the Company's common stock may be issued. The Plan in place was approved at the April 25, 2001, Shareholders' meeting. Under the Plan, the option exercise price equals the stock market price on the date of grant. The options vest over five years and all expire after ten years. The Plan provides for the grant of
(1) incentive stock options, which satisfy the requirements of Internal Revenue Code (IRC) Section 422, and (2) non-qualified options

--------------------------------------
which are not entitled to favorable tax treatment under IRC Section
422. No optionee may exercise incentive stock options in any calendar year for shares of common stock having a total market value of more than $100,000 on the date of grant (subject to certain carryover provisions). In connection with the grant of non-qualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock equal to a portion of the spread between the exercise price and the fair market value of the underlying shares at the time of exercise. All options granted to date have been non-qualified options.

On January 1, 2006, the Company adopted SFAS No. 123R by using the modified prospective method of adoption. SFAS No. 123R requires the classification of share-based payment arrangements as liability or equity instruments. Both the Company's stock options and stock appreciation rights are liability-classified awards under SFAS No. 123R and are required to be remeasured to fair value at each balance sheet date until the award is settled. For liability-classified awards SFAS No. 123R requires an entity to remeasure the liability from its intrinsic value to its fair value, on the adoption date, as the cumulative effect of change in accounting principle, net of any related tax effect. The Company remeasured the value of its stock options and stock appreciation rights as of January 1, 2006, which resulted in a cumulative effect of change in accounting principle, net of tax, totaling $216,093. Upon adoption of SFAS No. 123R the Company also reclassified to liabilities the January 1, 2006, fair value of its stock options, which had been classified within shareholders' equity in the amount of $3,325,089.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------- ----------------------------------------------------------
The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates. The objective of the Company's asset management activities is to provide an adequate level of liquidity to fund operations and capital expansion, while minimizing market risk. The Company utilizes overnight sweep accounts and short-term investments to minimize the interest rate risk. The Company does not actively invest or trade in equity securities. The Company does not believe that its interest rate risk related to cash equivalents and short-term investments is material due to the nature of the investments.

The Company manages its debt, considering investment opportunities and risk, tax consequences and overall financial strategies. The Company is primarily exposed to interest rate risk on its $8,000,000 ($7,240,189 outstanding at March 31, 2006) long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management's objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, the Company entered into an interest rate swap agreement during the second quarter of 2002, which effectively fixed the interest rate paid by the Company.

ITEM 4.  CONTROLS AND PROCEDURES.
---------------------------------
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)under the Securities and Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are

---------------------------------
effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f)under the Exchange Act) during the first fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                      PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           There are no material pending legal proceedings to which the Company or its subsidiaries is a party.

Item 1A.   Risk Factors

           Certain statements contained in this report (other than statements of historical fact) are forward-looking statements. The words "believe," "estimate," "expect," "intend," "anticipate," "will," "could," "may," "should," "plan," "potential," "predict," "forecast," "project,"and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

           We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2006, and thereafter, include many factors that are beyond the Company's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market in the City of Daytona Beach in Volusia County, Florida; the ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional and national economic conditions affecting the real estate development business and income properties; the impact of environmental and land use regulations; the impact of competitive real estate activity; variability in quarterly results due to the unpredictable timing of land sales; the loss of any major income property tenants; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

           In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to those risk factors. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

           While we periodically reassesses material trends and uncertainties affecting our results of operations and financial condition, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

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





                                         CONSOLIDATED-TOMOKA LAND CO.
                                                 (Registrant)



Date: May 10, 2006                       By:/s/ William H. McMunn
                                         ----------------------------
                                         William H. McMunn, President
                                         and Chief Executive Officer




Date: May 10, 2006                       By:/s/ Bruce W. Teeters
                                         ----------------------------
                                         Bruce W. Teeters, Senior
                                         Vice President - Finance
                                         and Treasurer