Form 10-Q
period 2006-06-30
CONSOLIDATED TOMOKA LAND CO
filed 2006-08-10
CIK 23795

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       ___     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2)has been subject to such filing requirements for the past 90 days.

                        Yes   X                No
                            -----                 -----
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   Accelerated Filer X Non-accelerated filer
                       ---                                         ---
Indicate by check mark whether the registrant is a shell company
(as defined by rule 12b-2 of the Exchange Act).

                        Yes                    No   X
                            -----                 -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class of Common Stock                            Outstanding
                                                 August 1, 2006

   $1.00 par value                                 5,692,539

                     CONSOLIDATED-TOMOKA LAND CO.


                                 INDEX



                                                           Page No.
                                                           --------


PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements
       Consolidated Balance Sheets -
            June 30, 2006 (Unaudited) and December 31, 2005     3

       Consolidated Statements of Income -
            Three Months and Six Months
            Ended June 30, 2006 and 2005 (Unaudited)            4

       Consolidated Statement of Shareholders' Equity and
         Comprehensive Income
            Six Months Ended June 30, 2006 and 2005 (Unaudited) 6

       Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 2006 and 2005 (Unaudited) 7

       Notes to Consolidated Financial Statements (Unaudited)  8-15

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations     16-23

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                         23

   Item 4.  Controls and Procedures                             23

PART II -- OTHER INFORMATION

   Item 1.  Legal Proceedings                                   25

   Item 1A. Risk Factors                                        25

   Item 2.  Unregistered Sales of Equity Securities and Use of
            Proceeds                                            26

   Item 4.  Submission of Matters to Vote of Security Holders   26

   Item 6.  Exhibits                                            27

SIGNATURES                                                      28

                     CONSOLIDATED-TOMOKA LAND CO.
                      CONSOLIDATED BALANCE SHEET

                                                     (Unaudited)
                                                        June 30,    December 31,
                                                         2006           2005
                                                    ------------    -----------
ASSETS
 Cash                                               $    191,967   $  1,127,143
 Restricted Cash                                              --      7,840,167
 Investment Securities                                 8,759,227     14,341,097
 Land and Development Costs                           10,848,455      9,142,551
 Intangible Assets                                     5,296,617      4,591,944
 Other Assets                                          5,760,919      5,205,415
                                                      ----------     ----------
                                                      30,857,185     42,248,317
                                                      ----------     ----------
Property, Plant and Equipment:
 Land, Timber and Subsurface Interests                 2,629,265      2,280,355
 Golf Buildings, Improvements and Equipment           11,430,972     11,382,515
 Income Properties Land, Buildings and Improvements  104,819,695     91,656,972
 Other Furnishings and Equipment                       2,219,273      1,769,407
                                                      ----------     ----------
  Total Property, Plant and Equipment                121,099,205    107,089,249
 Less Accumulated Depreciation and Amortization       (6,845,322)    (6,079,090)
                                                      ----------     ----------
  Net- Property, Plant and Equipment                 114,253,883    101,010,159
                                                      ----------     ----------
     TOTAL ASSETS                                   $145,111,068   $143,258,476
                                                     ===========    ===========
LIABILITIES
 Accounts Payable                                   $  1,461,429   $    248,698
 Accrued Liabilities                                   7,555,922      6,083,047
 Income Taxes Payable                                  1,915,892      5,157,171
 Deferred Profit                                       2,272,918      5,345,006
 Deferred Income Taxes                                25,470,228     24,159,074
 Notes Payable                                         7,863,051      7,297,593
                                                      ----------     ----------
     TOTAL LIABILITIES                                46,539,440     48,290,589
                                                      ----------     ----------
SHAREHOLDERS' EQUITY
 Common Stock                                          5,687,949      5,667,796
 Additional Paid in Capital                            2,506,182      4,168,865
 Retained Earnings                                    90,499,266     85,435,246
 Accumulated other Comprehensive Loss                   (121,769)      (304,020)
                                                      ----------     ----------
     TOTAL SHAREHOLDERS' EQUITY                       98,571,628     94,967,887
                                                      ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $145,111,068   $143,258,476
                                                     ===========    ===========



See accompanying Notes to Financial Statements.

                      CONSOLIDATED-TOMOKA LAND CO.
                   CONSOLIDATED STATEMENTS OF INCOME

                                       (Unaudited)                   (Unaudited)
                                    Three Months Ended             Six Months Ended
                                ---------------------------     ------------------------
                                       June 30,   June 30,        June 30,       June 30,
                                        2006       2005            2006           2005
                                ---------------  ----------     -----------    ---------
                                          $           $              $            $
INCOME:

  Real Estate Operations:
   Real Estate Sales
    Sales and Other Income            4,912,645  3,066,213       9,524,502    23,254,026
    Costs and Other Expenses           (785,477)(1,155,821)     (1,503,110)   (4,779,875)
                                      ---------  ---------      ----------    ----------
                                      4,127,168  1,910,392       8,021,392    18,474,151
                                      ---------  ---------      ----------    ----------
   Income Properties
    Leasing Revenues and Other Income 1,934,456  1,571,733       3,814,149     2,985,917
    Costs and Other Expenses           (339,786)  (298,467)       (661,872)     (556,397)
                                      ---------  ---------      ----------    ----------
                                      1,594,670  1,273,266       3,152,277     2,429,520
                                      ---------  ---------      ----------    ----------
   Golf Operations
    Sales and Other Income            1,373,085  1,269,644       2,882,749     2,727,219
    Costs and Other Expenses         (1,637,160)(1,552,703)     (3,207,207)   (3,070,252)
                                      ---------  ---------      ----------    ----------
                                       (264,075)  (283,059)       (324,458)     (343,033)
                                      ---------  ---------      ----------    ----------
    Total Real Estate Operations      5,457,763  2,900,599      10,849,211    20,560,638

   Profit on Sales of Other
     Real Estate Interests              311,818    214,733         455,870       237,733

  Interest and Other Income             202,233    244,696         445,685       469,046
                                      ---------  ---------      ----------    ----------
  Operating Income                    5,971,814  3,360,028      11,750,766    21,267,417

General and Administrative Expenses    (721,965)(3,124,627)     (2,630,495)   (6,263,626)
                                      ---------  ---------      ----------    ----------
Income from Continuing Operations
    Before Income Taxes               5,249,849    235,401       9,120,271    15,003,791
Income Taxes                         (1,706,370)   617,908      (3,171,890)   (5,079,329)
                                      ---------  ---------      ----------    ----------
Income Before Discontinued Operations
    and Cumulative Effect of Change
    in Accounting Principle           3,543,479    853,309       5,948,381     9,924,462
Income (Loss) from Discontinued
    Operations, Net of Income Tax       248,454     (2,183)        240,476         9,097
Cumulative Effect of Change in
    Accounting Principle, Net of              -          -        (216,093)           --
    Income Tax                        ---------  ---------      ----------    ----------
Net Income                            3,791,933    851,126       5,972,764     9,933,559
                                      =========  =========      ==========    ==========

---------------------------------------------

                                       (Unaudited)                   (Unaudited)
                                    Three Months Ended             Six Months Ended
                                ---------------------------     ------------------------
                                       June 30,   June 30,        June 30,       June 30,
                                        2006       2005            2006           2005
                                ---------------  ----------     -----------    ---------
                                          $           $              $             $

Per Share Information:
Basic Income Per Share Information:
Income Before Discontinued Operations
 and Cumulative Effect of
 Change in Accounting Principle           $0.63      $0.15           $1.05         $1.76
Income (Loss)from Discontinued Operations
 Net of Income Tax                        $0.04          -           $0.04            --
Cumulative Effect of Change in
 Accounting Principle                        --         --          ($0.04)           --
                                      ---------  ---------      ----------    ----------
Net Income                                $0.67      $0.15           $1.05         $1.76
                                      =========  =========      ==========    ==========
Diluted Income Per Share
Income Before Discontinued Operations
 and Cumulative Effect of
 Change in Accounting Principle           $0.63      $0.14           $1.05         $1.73
Income (Loss) from Discontinued Operations
 Net of Income Tax                        $0.04                      $0.04            --
Cumulative Effect of Change in
 Accounting Principle, Net of
 Income Tax                                                         ($0.04)           --
                                      ---------  ---------      ----------    ----------
Net Income                                $0.67      $0.14           $1.05         $1.73
                                      =========  =========      ==========    ==========

Dividends                                 $0.08      $0.07           $0.16         $0.14
                                      =========  =========      ==========    ==========

          See accompanying Notes to Financial Statements.

                       CONSOLIDATED-TOMOKA LAND CO.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME
                               (UNAUDITED)

                                                   Accumulated
                             Additional               Other        Total
                    Common     Paid-In  Retained  Comprehensive Shareholders' Comprehensive
                    Stock      Capital  Earnings     Income        Equity        Income
                    ---------  -------- ----------  ----------  ----------     -----------

Balance,
 December 31, 2005 $5,667,796 $4,168,865 $85,435,246  $(304,020)   $94,967,887

Net Income                                 5,972,764                 5,972,764 $5,972,764

Other Comprehensive
 Income:Cash Flow
 Hedging Derivative,
 Net of Tax                                             182,251        182,251    182,251
                                                                                ---------
Comprehensive Income                                                           $6,155,015
                                                                                =========
Stock Options:
 Exercise of Liability
 Classified Stock
 Options               20,153  1,412,066                             1,432,219
Adoption of SFAS
 No. 123R
 Reclassification for
 Liability Based Plan         (3,074,749)                           (3,074,749)
Cash Dividends
 ($.16 per share)                           (908,744)                 (908,744)


                    ---------  ---------  ----------  ----------  -----------
Balance,
 June 30, 2006     $5,687,949 $2,506,182 $90,499,266  $(121,769)   $98,571,628
                    =========  =========  ==========  ==========  ===========





See accompanying Notes to Financial Statements.

                    CONSOLIDATED-TOMOKA LAND CO.
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (Unaudited)
                                                                   Six Months Ended
                                                              --------------------------
                                                                June 30,        June 30,
                                                                 2006            2005
                                                              ----------     -----------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income                                                $5,972,764       $9,933,559

   Adjustments to Reconcile Net Income to Net Cash
    Provided By Operating Activities:
     Depreciation and Amortization                            1,026,109          825,073
     (Gain)/Loss on Sale of Property, Plant & Equipment        (436,971)          19,146
     Deferred Income Taxes                                    1,311,154        2,614,851
     Non Cash Compensation                                      532,660        3,966,809

   Decrease (Increase) in Assets:
    Notes Receivable                                                 --        1,661,973
    Land and Development Costs                               (1,705,904)         (11,878)
    Other Assets                                               (555,504)        (240,381)

  (Decrease) Increase in Liabilities:
    Accounts Payable                                          1,212,731         (328,601)
    Accrued Liabilities                                          88,443        1,406,108
    Deferred Profit                                          (3,072,088)              --
    Income Taxes Payable                                     (3,120,798)         971,619

                                                             ----------       ----------
    Net Cash Provided By Operating Activities                 1,252,596       20,818,278
                                                             ----------       ----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant, and Equipment              (15,308,932)     (25,819,990)
 Intangible Assets                                             (858,808)      (1,632,492)
 Decrease in Restricted Cash for Acquisitions
   Through the Like-Kind Exchange Process                     7,840,167       22,087,183
 Net Decrease (Increase) in Investment Securities             5,581,870      (13,087,720)
 Proceeds from Disposition of Property, Plant
  and Equipment                                               1,630,205               --
                                                             ----------       ----------
  Net Cash Used In Investing Activities                      (1,115,498)     (18,453,019)
                                                             ----------       ----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable                                  3,504,000          267,000
 Payments on Notes Payable                                   (2,938,542)        (374,683)
 Cash Proceeds from Exercise of Stock Options                    18,018          107,022
 Cash Used to Settle Stock Appreciation Rights                 (626,525)        (637,367)
 Tax Expense Realized from Exercise of Stock Options           (120,481)              --
 Dividends Paid                                                (908,744)        (792,317)
                                                             ----------       ----------
  Net Cash Used In Financing Activities                      (1,072,274)      (1,430,345)
                                                             ----------       ----------
Net (Decrease) Increase In Cash                                (935,176)         934,914
Cash, Beginning of Year                                       1,127,143          273,911
                                                             ----------       ----------
Cash, End of Period                                          $  191,967       $1,208,825
                                                             ==========       ==========

See accompanying Notes to Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Principles of Interim Statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures, which are normally included in annual financial statements prepared in accordance with U.S.
    generally accepted accounting principles have been omitted pursuant to those rules and regulations. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated format is designed to be read in conjunction with the last annual report. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

    The Consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

    Certain reclassifications were made to the 2005 accompanying consolidated financial statements to conform to the 2006 presentation.

2. In accordance with SFAS No. 144 "Accounting for Impairment of Disposal of Long-Lived Assets" the Company has classified the revenues and income/(loss) of a vacant income property, a former automobile dealer site, located in Daytona Beach, Florida and sold on May 26, 2006 as discontinued operations. Financial Statements for 2005 have been reclassified to reflect the discontinued operation.

    The financial results of operations and sale of this property have been reported separately as discontinued operations in the Consolidated Statements of Income

   Summary financial information for the operation is as follows:

                                        Quarter Ended                Six Months Ended
                                ------------------------------   -------------------------
                                     June 30,        June 30,       June 30,      June 30,
                                       2006            2005           2006          2005
                                 -------------       ---------    -----------   ----------
   Revenues                       $       --         $  8,604     $      --     $ 31,676
                                  ============       =========    ===========   ==========
   Income (Loss)                     (32,486)          (3,554)      (45,475)      14,810

   Income Tax Benefit (Expense)       12,531            1,371        17,542       (5,713)

   Gain from Sale (Net of Income
    Tax of $168,562)                 268,409                        268,409           --
                                   -----------       ---------    -----------   ----------
   Net Income                     $  248,454         $ (2,183)    $ 240,476     $  9,097
                                  ============       =========    ===========   ==========

3. Common Stock and Earnings Per Share. Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

---------------------------------------------

                                           Three Months Ended          Six Months Ended
                                        -------------------------   ----------------------
                                         June 30,        June 30,     June 30,    June 30,
                                           2006            2005         2006        2005
                                        ----------     ----------   ----------   ---------
Income Available to Common Shareholders:

Income Before Discontinued Operations
 and Cumulative Effect of Change in
 Accounting Principle                  $3,543,479      $ 853,309    $5,948,381  $9,924,462
Discontinued Operations
 (Net of Income Tax)                      248,454         (2,183)      240,476       9,097
Cumulative Effect of Change in
 Accounting Principle
 (Net of Income Tax)                           --             --      (216,093)          -
                                        ---------      ---------    ----------  ----------
Net Income                             $3,791,933      $ 851,126    $5,972,764  $9,933,559
                                        =========      =========    ==========  ==========

Weighted Average Shares Outstanding     5,681,361      5,663,898     5,675,911   5,656,888

Common Shares Applicable to Stock
 Options Using the Treasury Stock Method    9,842         88,158        20,242      74,587
                                        ---------      ---------    ----------  ----------
Total Shares Applicable to Diluted
 Earnings Per Share                     5,691,203      5,752,056     5,696,153   5,731,475
                                        =========      =========    ==========  ==========
Per Share Information:
 Basic Income Per Share
  Income Before Discontinued Operations
   and Cumulative Effect of Change in
   Accounting Principle                     $0.63          $0.15         $1.05       $1.76
  Discontinued Operations (Net of Income)    0.04              -          0.04           -
  Cumulative Effect of Change in
   Accounting Principle (Net of Income Tax)     -              -         (0.04)          -
                                        ---------      ---------    ----------  ----------
 Net Income                                 $0.67          $0.15         $1.05       $1.76
                                        =========      =========    ==========  ==========

Diluted Income Per Share
 Income Before Discontinued Operations
  and Cumulative Effect of change in
  Accounting Principle                      $0.63          $0.14         $1.05       $1.73
 Discontinued Operations (Net of Income Tax) 0.04              -          0.04           -
 Cumulative Effect of Change in
  Accounting Principle (Net of Income Tax)      -              -         (0.04)          -
                                        ---------      ---------    ----------  ----------
 Net Income                                 $0.67          $0.14         $1.05       $1.73
                                        =========      =========    ==========  ==========


4. Notes Payable.  Notes payable consist of the following:

                                             June 30, 2006
                                      ------------------------------
                                                              Due Within
                                             Total             One Year
                                           ----------          ----------
    $10,000,000 Line of Credit             $  681,327          $  681,327
    Mortgage Notes Payable                  7,181,724             244,871
                                           ----------          ----------
                                           $7,863,051          $  926,198
                                           ==========          ==========

   Payments applicable to reduction of principal amounts will be required as follows:

     Year Ending June 30,
     ------------------------

     2007                        $  926,198
     2008                           263,487
     2009                           283,520
     2010                           305,076
     2011                           328,269
     2012 & thereafter            5,756,501
                                 ----------
                                 $7,863,051
                                 ==========
In the first six months of 2006 and 2005, interest expensed and paid totaled $281,603 and $336,662, respectively.

NOTE 5.  STOCK OPTION PLAN
--------------------------
The Company maintains a stock option plan ("the Plan") pursuant to which 500,000 shares of the Company's common stock may be issued. The Plan in place was approved at the April 25, 2001, Shareholders' meeting. Under the Plan, the option exercise price equals the stock market price on the date of grant. The options vest over five years and all expire after ten years. The Plan provides for the grant of
(1) incentive stock options, which satisfy the requirements of Internal Revenue Code (IRC) Section 422, and (2) non-qualified options, which are not entitled to favorable tax treatment under IRC Section
422. No optionee may exercise incentive stock options in any calendar year for shares of common stock having a total market value of more than $100,000 on the date of grant (subject to certain carryover provisions). In connection with the grant of non-qualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock equal to a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise. All options granted to date have been non-qualified options.

On January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(revised 2004) "Share-Based Payment" (SFAS No.
123R)by using the modified prospective method of adoption. SFAS No. 123R requires the classification of share-based payment arrangements as liability or equity instruments. Both the Company's stock options and stock appreciation rights are liability-classified awards and are required to be remeasured to fair value at each balance sheet date until the award is settled. Prior to the adoption of SFAS No. 123R,

----------------------------
the Company valued its stock options by applying the intrinsic value-based method, and its stock options were classified in shareholders' equity. For liability-classified awards, SFAS No. 123R requires an entity to remeasure the liability from its intrinsic value to its fair value on the adoption date, and reflect any difference as the cumulative effect of change in accounting principle, net of any related tax effect. The Company remeasured the value of its stock options and stock appreciation rights as of January 1, 2006, which resulted in a cumulative effect of change in accounting principle, net of tax, totaling $216,093. Upon adoption of SFAS No. 123R, the Company also reclassified to liabilities the January 1, 2006, fair value of its stock options, which had been classified within shareholders' equity in the amount of $3,074,749.

Amounts recognized in the financial statements for stock options and stock appreciation rights are as follows:

                                 Three Months Ended   Six Months Ended
                                     June 30,             June 30,
                             --------------------   --------------------
                               2006       2005        2006        2005
                             --------   ---------   --------  ----------
Total Cost of Share-Based
 Plans, Charged Against
 Income, Before  Tax Effect  $(482,255) $2,098,638  $ 532,660   $3,966,809
                              ========   =========   ========  ===========

Income Tax Expense (Benefit)
 Recognized in Income        $ 186,030  $ (809,550) $(205,473) $(1,530,197)
                              ========   =========   ========  ===========

Total cost of share-based plans for the six months ended June 30, 2006 reflects $216,093 (cost of $351,800 net of $135,707 income tax benefit) from the adoption of SFAS No. 123R and reflected as a Cumulative Effect of Change in Accounting Principle on the Consolidated Statement of Income.

The fair value of each share option and stock appreciation right is estimated on the measurement date using the Black-Scholes option pricing model based on assumptions noted in the following table. Expected volatility is based on the historical volatility and other factors of the Company. The Company has elected to use the simplified method of estimating the expected term of the options and stock appreciation rights. Due to the small number of employees included in the Plan, the Company uses the specific identification method to estimate forfeitures and includes all participants in one group. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury rates in effect at the time of measurement.

The Company issues new, previously unissued, shares as options are exercised.

Assumptions at June 30, 2006:
------------------------------
Expected Volatility                  29.53%
Expected Dividends                     .58%
Expected Term                       1-6.25 years
Risk-Free Rate                   5.10-5.24%

----------------------------
A summary of share option activity under the Plan as of June 30, 2006, and changes during the six months then ended is presented below:

STOCK OPTIONS                                                Wtd. Avg.
                                                             Remaining
                                                             Contractual  Aggregate
                                                Wtd.Avg.     Term         Intrinsic
                                      Shares    Ex. Price    (Years)      Value
                                      ----------------------------------------------
Outstanding December 31, 2005         160,600    $30.82
Granted                                55,000    $67.27
Exercised                             (34,400)   $26.29
Expired                                     -        --
                                      -------    ------          ------   -----------
Outstanding June 30, 2006             181,200    $41.23            8.22   $2,914,804
                                      =======    ======          ======   ===========
Exercisable at June 30, 2006           19,400    $26.95            6.93   $  546,980
                                      =======    ======          ======   ===========

STOCK APPRECIATION RIGHTS                                    Wtd. Avg.
                                                             Remaining
                                                             Contractual  Aggregate
                                                Wtd.Avg.     Term         Intrinsic
                                      Shares    Fair Value   (Years)      Value
                                      ----------------------------------------------
Outstanding December 31, 2005         160,600    $20.33
Granted                                55,000    $11.56
Exercised                             (34,400)   $21.30
Expired                                     -        --
                                      -------    ------          ------   -----------
Outstanding June 30, 2006             181,200    $13.79            8.22   $1,569,510
                                      =======    =======         ======   ===========
Exercisable at June 30, 2006           19,400    $26.95            6.93     $294,528
                                      =======    =======         ======   ===========

In connection with the exercise of 34,400 option shares, 20,153 shares of stock were issued and 14,247 shares of stock were surrendered to relieve the stock option liability by $1,414,201. Cash proceeds of $18,018 were received on the exercise of stock options.

The weighted-average fair value at June 30, 2006, of options granted during 2006 and 2005 was $16.85 and $23.57, respectively. Stock appreciation rights granted during 2006 and 2005 had weighted-average fair values of $9.07 and $12.69, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2006, and 2005 was $1,236,798 and $1,316,582, respectively. Stock appreciation rights exercised during the six months ended June 30, 2006 and 2005, had intrinsic values of $626,525 and $637,367, respectively.

As of June 30, 2006, there was $3,533,854, valued at fair value, of total unrecognized compensation costs related to non-vested stock options and stock appreciation rights granted under the Plan. That cost is expected to be recognized over a weighted-average period of
1.73 years. The liability for stock options and stock appreciation rights valued at fair value, reflected on the consolidated balance sheet at June 30, 2006, was $3,607,457.

----------------------------
Had compensation cost been determined under the fair value method for all shares under SFAS No. 123, "Accounting for Stock-Based
Compensation (as amended by Statement 148), the Company's net earnings and earnings per share would have been as follows:

                                 Three             Six
                               Months Ended    Months Ended         Year Ended
                             ---------------   ------------  --------------------------
                                 June 30,        June 30,    December 31,  December 31,
                                  2005            2005           2005        2004
                             ---------------   ------------  ------------  ------------
Net Income as Reported          $  851,126    $ 9,933,559    $14,817,750    $14,651,739
 Deduct:
  Stock-Based Compensation
   Under Fair Value Based Method
    (Net of Tax)                   (69,811)      (278,690)      (384,910)      (221,595)

 Add Back:
  Stock-Based Compensation Under
   Intrinsic Value Method
    (Net of Tax)                   696,003      1,329,321      1,174,283        402,683
                                 -------------------------    -------------------------
Pro Forma Net Income (Loss)     $1,477,318    $10,984,190    $15,607,123    $14,832,827
                                 =========================    =========================

Basic Income Per Share:
 As Reported                         $0.15          $1.76           $2.62         $2.60
 Pro Forma                           $0.26          $1.94           $2.76         $2.63

Diluted Income Per Share:
 As Reported                         $0.14          $1.73           $2.58         $2.58
 Pro Forma                           $0.26          $1.92           $2.72         $2.61

6. Pension Plan. The Company maintains a defined benefit pension plan. The pension benefits are based primarily on age, years of service, and average compensation. The benefit formula provides for a life annuity benefit.

   Following are the components of the Net Period Benefit Cost:

                                  Three Months Ended                 Six Months Ended
                              --------------------------         -------------------------
                                June 30,         June 30,         June 30,         June 30,
                                 2006             2005             2006             2005
                              ---------        ---------         --------         --------
Service Cost                  $  69,291        $  60,680        $ 138,582        $ 121,360
Interest Cost                    95,915           86,011          191,830          172,022
Expected Return on Plan Assets (114,224)        (118,596)        (228,448)        (237,192)
Net Amortization                 17,480            3,432           34,960            6,864
                              ---------        ---------         --------         --------
 Net Periodic Benefit Cost    $  68,462        $  31,527        $ 136,924        $  63,054
                              =========        =========         ========         ========
A contribution of $44,630 was made in 2006.

7. Business Segment Data.
   The Company primarily operates in three business segments: real estate, income properties, and golf. Real estate operations include commercial real estate, real estate development, residential, leasing properties for oil and mineral exploration, and agricultural operations. The Company evaluates performance based on income or loss from operations before income taxes.
   The Company's reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

   Information about the Company's operations in different segments (with 2005 information reclassified from previous presentation to exclude discontinued operations) is as follows (amount in thousands):

                                 Three Months Ended               Six Months Ended
                           --------------------------        -------------------------
                            June 30,       June 30,           June 30,       June 30,
                              2006           2005               2006          2005
                           -----------    -----------        -----------    ----------
BUSINESS SEGMENT DATA
-------------------------------
Revenues:
  Real Estate                  $ 4,913        $ 3,066          $  9,525        $23,254
  Income Properties              1,934          1,572             3,814          2,986
  Golf                           1,373          1,270             2,883          2,727
  General, Corporate & Others      514            459               901            707
                              --------       --------         ---------       --------
                               $ 8,734        $ 6,367          $ 17,123        $29,674
                              ========       ========         =========       ========
Income/(loss)before tax:
  Real Estate                  $ 4,127        $ 1,910          $  8,021        $18,474
  Income Properties              1,595          1,273             3,152          2,429
  Golf                            (264)          (283)             (324)          (343)
  Corporate, General & Others     (208)        (2,665)           (1,729)        (5,556)
                               -------        -------         ---------        -------
                               $ 5,250        $   235          $  9,120        $15,004
                               =======        =======         =========        =======

                                                              At June 30,
                                                                 2006
                                                              -----------
Identifiable Assets:
  Real Estate                                                  $ 18,346
  Income Properties                                             107,400
  Golf                                                            9,128
  Corporate, General & Other                                     10,237
                                                              -----------
                                                               $145,111
                                                              ===========
Depreciation and Amortization:
  Real Estate                                                  $    119
  Income Properties                                                 651
  Golf                                                              213
  Corporate, General & Other                                         43
                                                              -----------
                                                               $  1,026
                                                              ===========
Capital Expenditures:
  Real Estate                                                  $    736
  Income Properties                                              14,455
  Golf                                                               48
  Corporate, General & Other                                         70
                                                              -----------
                                                               $ 15,309
                                                              ===========

--------------------------------
Identifiable assets by industry are those assets that are used in the Company's operations in each industry. General corporate assets and assets used in the Company's other operations consist primarily of cash, investment securities, and property, plant and equipment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

The Management's Discussion and Analysis of Financial Condition and Results of Operations is designed to be read in conjunction with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the last annual report on Form 10-K.

OPERATIONS OVERVIEW
-------------------
The Company is primarily engaged in the conversion of agricultural lands to income properties, real estate land sales and development, golf course operations, and agriculture operations. The Company has substantial land holdings in the Daytona Beach, Florida area, including its agriculture operations. The Company lands are well-located in the growing central Florida Interstate 4/Interstate 95 corridors, providing an excellent opportunity for reasonably stable land sales in the near-term future and following years.

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

The Company has experienced strong sales activity over the last four years with many development activities taking place on or adjacent to Company owned land. These activities include the sale of 120 acres of land to Florida Hospital for the construction of a new facility, which commenced in the second quarter of 2006, the expansion of the Daytona Beach Auto Mall, the opening of a second office building in the Cornerstone Office Park, and the continued development within the 250-acre Gateway Commerce Park. Residential development has also been strong on lands sold by the Company in prior years, including within the LPGA International community, and on other lands both east and west of Interstate 95. These development activities tend to create additional buyer interest and sales opportunities. While most national homebuilders have experienced significant reductions in new sales contracts from the peak in mid to late 2005, the Company has experienced a relatively stable Daytona Beach commercial real estate market. A strong backlog of contracts remains in place for closings that the Company expects to occur in 2006.

In 2000, the Company initiated a strategy of investing in income properties utilizing the proceeds of agricultural land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes. At June 30, 2006, the Company had invested approximately $110 million in twenty-five income properties through this process, including two properties acquired in the second quarter of 2006. The two properties acquired in 2006 are located in the Atlanta, Georgia area, and are under lease to Dick's Sporting Goods and Best Buy.

With this investment base in income properties, lease revenue in excess of $8.4 million is expected to be generated annually. This income, along with income from additional net-lease income property investments, is expected to decrease earnings volatility and add to overall financial performance. The Company is now in a position to consider other forms of real estate investment to diversify and enhance potential returns.

-----------------------------
Golf operations consist of the operation of two golf courses, a clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95, south and east of LPGA Boulevard.

The Company's agriculture operations consist of growing, managing, and sales of timber and hay products on approximately 11,250 acres of Company lands on the west side of Daytona Beach, Florida.

SUMMARY OF 2006 OPERATING RESULTS
---------------------------------
Net income of $3,791,933, equivalent to $.67 per basic share, was generated during 2006's second quarter. This income represents a substantial improvement over 2005's second quarter profit totaling $851,126, equivalent to $.15 per basic share. The favorable results were primarily achieved on higher revenues and profits earned on land sales along with increased earnings from income properties with the addition of the two new properties in 2006 and seven properties throughout 2005. Also contributing to the favorable results were lower stock option expense accruals in 2006 when compared to 2005.
Included in second quarter 2006 profits was $248,454, equivalent to $.04 per basic share, from discontinued operations. The discontinued operations represent the operation and sale of an auto dealership site located in Daytona Beach, Florida, which was being held as an income property.

For the first six months of 2006, net income totaled $5,972,764, equivalent to $1.05 per basic share. These earnings represent a 40% decline from net income of $9,933,559, equivalent to $1.76 per basic share, earned in the prior year's same period. The downturn in profits is primarily attributed to lower land sales volume during the first three month period as 2005's results included the sale of approximately 120 acres, at a price approximating $18 million, to Florida Hospital for the future site of their hospital. Partially offsetting these lower results from real estate sales were higher revenues and profits from income properties with the addition the new properties throughout 2005 and 2006, along with lower stock option expense accruals in 2006 when compared to 2005.

The Company also uses Earnings Before Depreciation, Amortization and Deferred Taxes (EBDDT) as a performance measure. The Company's strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

-------------------------------------------

The following is the calculation of EBDDT:

                                               Quarter Ended
                                    ----------------------------------
                                      June 30,               June 30,
                                        2006                  2005
                                    ----------------------------------

Net Income                           $3,791,933            $   851,126
   Add Back:
   Depreciation and Amortization        526,509                425,342
   Deferred Taxes                        99,038             (2,383,638)
                                      ---------             ----------
Earnings Before Depreciation,        $4,417,480            $(1,107,170)
 Amortization and Deferred Taxes      =========             ==========



                                             Six Months Ended
                                    ----------------------------------
                                      June 30                June 30
                                        2006                  2005
                                    ----------------------------------

Net Income                           $5,972,764            $ 9,933,559
   Add Back:
   Depreciation and Amortization      1,026,109                825,073
   Deferred Taxes                     1,311,154              2,614,851
                                      ---------             ----------
Earnings Before Depreciation,        $8,310,027            $13,373,483
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

EBDDT totaled $4,417,480 for the second quarter of 2006, while 2005's same period EBDDT was a loss of $1,107,170. The loss for 2005's second period was due to the reversal of deferred taxes on gains from year-end 2004 transactions for which the like-kind exchange process was not completed as the Company was unable to identify a sufficient dollar volume of investment opportunities which met established investment criteria.

For the first six months of 2006, EBDDT amounted to $8,310,027, down from the $13,373,483 posted in 2005's same period. This downturn was due to lower earnings combined with a decreased add back for deferred income taxes as the lower sales volume during the period resulted in less gains deferred for income tax purposes. The add back for depreciation increased in 2006 when compared to the prior year with the addition of income properties in 2005 and 2006.

REAL ESTATE OPERATIONS
----------------------
REAL ESTATE SALES.
Earnings from real estate sales totaled $4,127,168 during the second quarter of 2006 on revenues of $4,912,645. These profits were generated on the sale of 20 acres of land in addition to the realization of $2,589,615 of profits from 2005 transactions which had been deferred. The sale of 26 acres of property in 2005's same three-month period resulted in revenues and profits totaling $3,066,213 and $1,910,392, respectively.

For the first six months of 2006, revenues from real estate sales of $9,524,502 were generated resulting in profits of $8,021,392. These revenues and profits were produced on the sale of 44 acres of land in addition to $4,310,350 realized on transactions which were deferred in 2005. An additional $1,238,263 of profit was deferred at June 30, 2006, on two transactions which closed in 2006 and will be recognized as road and utility improvements are completed throughout the year. Revenues and profits in 2005's first six month period amounted to $23,254,026 and $18,474,151 on the sale of 200 acres of property. Sales in 2005 included the sale in the first quarter of the year of approximately 120 acres north of the I-95 interchange at LPGA Blvd. to Florida Hospital for the construction of a hospital complex.

INCOME PROPERTIES.
The addition of seven properties throughout 2005, along with two properties in June 2006 resulted in substantial improvements in both revenues and income from income properties for second quarter of 2006. Revenues rose 23% to $1,934,456, with income totaling $1,594,670 representing a 25% gain over the prior year's same period. Revenues and income of $1,571,733 and $1,273,266, were posted, respectively in 2005's second period.

For the first six months of 2006, income from income properties totaled $3,152,277 and represented a 30% increase over 2005's same period income of $2,429,520. This improvement was generated on a 28% gain in revenues during the period. Revenues totaling $3,814,149 were posted in 2006's period compared to $2,985,917 one year earlier. Again these favorable results were achieved on the addition of the new properties in 2005 and 2006. The additional depreciation associated with the addition of these properties accounted for the 19% increase in income properties costs and expenses.

GOLF OPERATIONS.
A loss from golf operations of $264,075 was recorded in the second quarter of 2006. This loss represents a 7% improvement over the loss of $283,059 posted in 2005's second three-month period. The improved results were achieved on an 8% rise in revenue during the period to $1,373,085. Revenues totaling $1,269,644 were realized in 2005's second quarter. The gain in revenues was primarily due to golf activities with a 9% increase in the number of rounds played in addition to a 10% increase in average rate per round played. Golf expenses increased 5% for the period principally as the result of higher golf course maintenance expenses combined with higher compensation from food and beverage operations.

During the first six months of 2006, golf operations posted a loss of $324,458 This loss represents a 5% improvement over the loss of $343,033 recorded in 2005's same period. Revenues of $2,882,749 were realized during the period a 6% increase over prior year's same period revenues totaling $2,727,219.
An 8% gain in average rate per round played on a 1% increase in the number of rounds played combined with a 2% rise in food and beverage revenues to produce this revenue gain over the prior year. Golf operations expenses rose 4% during the six month period primarily on higher golf course maintenance expenses and higher food and beverage compensation.

GENERAL, CORPORATE AND OTHER.
Profits on the sale of other real estate interests totaled $311,818 and $455,870 for the second quarter and first six months of 2006, respectively. These profits were realized on the release of subsurface interests on 561 acres of which 467 were released in the second quarter. During the first half of 2005, profits on the release of subsurface interests totaled $237,733 of which $214,733 were earned in the second quarter. Releases were granted on 1,220 acres and 1,094 acres for the six months and second quarter of 2005, respectively.

When compared to 2005's same periods, interest and other income decreased 17% to $202,233 for the second quarter while decreasing 5% to $445,685 for the six month period. Both of these declines were attributed to lower earnings on interest from mortgage notes receivable, as there were no notes outstanding during 2006's first six months, and lower earnings on funds held for reinvestment through the like-kind exchange process. These downturns were partially offset by higher earnings on investments. Interest and other income totaled $244,696 and $469,046 for 2005's second quarter and first six months, respectively.

General and administrative expenses declined 77% during the second quarter and 58% for the first six months of 2006 when compared to the prior year's same periods. Lower expenses related to stock options during both periods of 2006 were the primary cause of these decreases. General and administrative expenses totaled $721,965 and $2,630,495 for the second quarter and six months of 2006, respectively, while amounting to $3,124,627 and $6,263,626 in 2005's same periods, respectively.

During the second quarter of 2005, the Company generated significant taxable income; and there was reasonable assurance the Company would produce taxable income for the remainder of the year. Due to this taxable income, the deferred tax asset valuation allowance associated with charitable contribution carryforwards was reversed, resulting in a $695,000 positive adjustment to the income tax provision for the quarter and six month periods.

In May of 2006, the Company sold a former automobile dealership site located in Daytona Beach, Florida, which was being held as an income property. The financial results of operations and sale of this property have been reported separately as discontinued operations in the financial statements. Income, net of income taxes, of $248,454 and $240,476 were posted the second quarter and first six months of 2006, respectively.

On January 1, 2006, the Company implemented SFAS No. 123R. The implementation resulted in the recording of a $216,093, net of income tax, cumulative effect of change in accounting principle during the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES.
Cash, restricted cash and investment securities decreased $14,357,213 during the first six months of 2006. Cash and investment securities totaled $8,951,194 at June 30, 2006, with no restricted cash on hand as of that date. All restricted cash held at December 31, 2005, along with additional funds which were placed with the intermediary during the first six months of 2006 were expended on two new income properties acquired through the like-kind exchange process.

Other uses of cash during the first half of 2006 included the payment of income taxes resulting from the 2002 tax audit, and the amendment of the 2003 and 2004 income tax returns as the result of the settlement the Company reached with the Internal Revenue Service on its like-kind exchange transactions which occurred on the Company's Development of Regional Impact lands. The Company also expended approximately $2.3 million on road and utility improvements and an additional $15.3 on the acquisition of property, plant and equipment, including the above mentioned income properties. Land clearing, planting, and equipment for the Company's hay operation were the primary additions to property, plant, and equipment, other than the income properties.

------------------------------------------
The Company paid dividends totaling $908,744, equivalent to $.16 per share, during the first six months of 2006.

Notes payable totaled $7,863,051 at June 30, 2006, with $681,327 outstanding on the Company's $10.0 million line-of-credit.

The Company's Board of Directors and management periodically review the allocation of any excess capital with a goal of providing the highest return for all shareholders over the long run. The reviews include consideration of various alternatives, including increasing regular dividends, declaring special dividends, commencing a stock repurchase program, and retaining funds for reinvestment. At its July 26, 2006 meeting, the Board increased the quarterly dividend from $0.08 to $0.09 per share and reaffirmed its support for continuation of the 1031 tax deferred exchange strategy for investment of raw land sales proceeds and self-development of income properties on Company-owned lands.

Capital expenditures for the remainder of the year, in addition to income property investments, include approximately $7 million in road construction. Capital to fund planned expenditures is expected to be provided from cash and investment securities, as they mature, operating activities, and current financing sources in place. The Company has the ability to borrow on a non-recourse basis against its existing income properties, which are all free of debt as of the date of this filing. As additional funds become available through qualified sales, the Company expects to invest in additional real estate opportunities.

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

During the first six months of 2006, the Company closed two transactions for which the Company had post-closing obligations to provide off-site utilities improvements. Full cash payment was received at closing, and a warranty deed was transferred and recorded. The sales contract does not provide any offsets, rescission or buy-back if the improvements are not made. As the Company has retained post-closing obligations, a portion of the revenues and profits on the sale was deferred in accordance with SFAS No. 66. The transaction is being accounted for on a percentage-of-completion method with revenues and profits recognized as costs are incurred. For the six months ended June 30, 2006, revenues and profits of $1,266,311 and $1,238,263 were deferred, respectively. These profits are expected to be recognized during 2006, as the off-site improvements are completed.

Also during the first six months of 2006, revenues and profits of $4,511,968 and $4,310,351, respectively, were recognized from 2005 closings, which had been deferred as a result of post-closing obligations existing at the time of closing. A portion of the obligations were completed during the first six months of 2006, and thus a portion of revenues and profits were recognized. At June 30, 2006, deferred profits totaling $2,272,918 remained on the Company's balance sheet to be recognized with the completion of the post-closing obligations.

---------------------------------------
The Company expects to complete all the post-closing obligations prior to year-end 2006.

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

At the time the Company's debt was refinanced, the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133." The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss. The Company measures the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability. This measure resulted in no ineffectiveness. A liability in the amount of $198,240 at June 30, 2006, has been established on the Company's balance sheet. The change in fair value, net of applicable taxes, in the amount of $121,769 at June 30, 2006, has been recorded as accumulated other comprehensive loss, a component of shareholders' equity.

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

--------------------------------------
On January 1, 2006, the Company adopted SFAS No. 123R by using the modified prospective method of adoption. SFAS No. 123R requires the classification of share-based payment arrangements as liability or equity instruments.

Both the Company's stock options and stock appreciation rights are liability-classified awards under SFAS No. 123R and are required to be remeasured to fair value at each balance sheet date until the award is settled. For liability-classified awards, SFAS No. 123R requires an entity to remeasure the liability from its intrinsic value to its fair value on the adoption date, as the cumulative effect of change in accounting principle, net of any related tax effect. The Company remeasured the value of its stock options and stock appreciation rights as of January 1, 2006, which resulted in a cumulative effect of change in accounting principle, net of tax, totaling $216,093. Upon adoption of SFAS No. 123R the Company also reclassified to liabilities the January 1, 2006, fair value of its stock options, which had been classified within shareholders' equity in the amount of $3,074,749.

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

The Company manages its debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. The Company is primarily exposed to interest rate risk on its $8,000,000 ($7,181,724 outstanding at June 30, 2006) long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management's objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, the Company entered into an interest rate swap agreement during the second quarter of 2002, which effectively fixed the interest rate paid by the Company.

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

---------------------------------
There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f)under the Exchange Act) during the second fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                      PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           There are no material pending legal proceedings to which the Company or its subsidiaries is a party.

Item 1A.   Risk Factors.

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

           We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2006, and thereafter, include many factors that are beyond the Company's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market in the City of Daytona Beach in Volusia County, Florida; the ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of environmental and land use regulations; the impact of competitive real estate activity; variability in quarterly results due to the unpredictable timing of land sales; the loss of any major income property tenants; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

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

           While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the Company's repurchases of equity securities registered under Section 12 of the Exchange Act that occurred during the three months ended June 30, 2006.


               ISSUER PURCHASES OF EQUITY SECURITIES
               -------------------------------------

           Period         (a) Total (b) Average Price  (c)Total Number  (d) Maximum Number
                            Number of   Paid Per Share  of Shares       (or Approximate
                            Shares                      Purchased        Dollar Value)
                            Purchased                   as Part of       of Shares That
                                                        Publicly         May Yet Be
                                                        Announced        Purchased Under
                                                        Plans or         The Plans or
                                                        Programs         Programs
-------------------------- ----------   --------------  -------------    -----------------
April 1 - April 30, 2006          100          $60.29              --                   --

May 1 - May 31, 2006               --                -             --                   --

June 1 - June 30, 2006             --               --             --                   --
                           ----------    -------------  -------------     ----------------
Total                             100          $60.29              --                   --
                           ==========    =============  =============     ================

During April 2006, 100 shares of stock were delivered to the Company for payment of the exercise price on the exercise of stock options.

Item 3.    Not Applicable

Item 4.    Submission of matters to a vote of security holders.

           The annual meeting of the Company's Shareholders was held on April 26, 2006. The following votes were received for one Nominee in Class I who was elected for the remaining year of a three year term and for each of the three nominees for Class III directors, each of whom was elected to a three-year term:

                                 Number of        Number of Votes
           Nominee               Votes For           Withheld
           -----------------     ---------        ---------------
 Class I   John C. Myers, III    4,162,989            447,256
 Class III Gerald DeGood         3,288,475          1,321,770
           James E. Gardner      4,166,445            443,800
           William J.Voges       3,238,604          1,371,641

Item 5.    Not Applicable

Item 6.    Exhibits

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





                                         CONSOLIDATED-TOMOKA LAND CO.
                                                 (Registrant)



Date: August 10, 2006                    By:/s/ William H. McMunn
                                         ----------------------------
                                         William H. McMunn, President
                                         and Chief Executive Officer




Date: August 10, 2006                   By:/s/ Bruce W. Teeters
                                         ----------------------------
                                         Bruce W. Teeters, Senior
                                         Vice President - Finance
                                         and Treasurer