Form 10-Q
period 2006-09-30
CONSOLIDATED TOMOKA LAND CO
filed 2006-11-09
CIK 23795

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       ___     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2006

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

Large accelerated filer   Accelerated Filer X Non-accelerated filer
                       ---                                         ---
Indicate by check mark whether the registrant is a shell company
(as defined by rule 12b-2 of the Exchange Act).

                        Yes                    No   X
                            -----                 -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class of Common Stock                            Outstanding
                                               November 1, 2006

   $1.00 par value                                 5,693,007

                     CONSOLIDATED-TOMOKA LAND CO.


                                 INDEX



                                                             Page No.
                                                             --------


PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements
       Consolidated Balance Sheets -
       September 30, 2006 (Unaudited) and December 31, 2005         3

       Consolidated Statements of Income -
            Three Months and Nine Months
            Ended September 30, 2006 and 2005 (Unaudited)           4

       Consolidated Statement of Shareholders' Equity and
         Comprehensive Income
          Nine Months Ended September 30, 2006 and 2005 (Unaudited) 6

       Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 2006
          and 2005 (Unaudited)                                    7-8

       Notes to Consolidated Financial Statements (Unaudited)    9-17

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations       17-25

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                            25

   Item 4.  Controls and Procedures                                25

PART II -- OTHER INFORMATION

   Item 1.  Legal Proceedings                                      26

   Item 1A. Risk Factors                                           26

   Item 6.  Exhibits                                               27

SIGNATURES                                                         28

                     CONSOLIDATED-TOMOKA LAND CO.
                      CONSOLIDATED BALANCE SHEET

                                                     (Unaudited)
                                                      September 30,  December 31,
                                                         2006           2005
                                                    ------------    -----------
ASSETS
 Cash                                               $  1,176,779   $  1,127,143
 Restricted Cash                                       2,103,639      7,840,167
 Investment Securities                                 6,910,826     14,341,097
 Land and Development Costs                           12,887,017      9,142,551
 Intangible Assets                                     5,200,132      4,591,944
 Other Assets                                          4,912,393      5,205,415
                                                      ----------     ----------
                                                      33,190,786     42,248,317
                                                      ----------     ----------
Property, Plant and Equipment:
 Land, Timber and Subsurface Interests                 2,736,231      2,280,355
 Golf Buildings, Improvements and Equipment           11,433,071     11,382,515
 Income Properties Land, Buildings and Improvements  104,819,695     91,656,972
 Other Furnishings and Equipment                       2,428,915      1,769,407
                                                      ----------     ----------
  Total Property, Plant and Equipment                121,417,912    107,089,249
 Less Accumulated Depreciation and Amortization       (7,351,093)    (6,079,090)
                                                      ----------     ----------
  Net- Property, Plant and Equipment                 114,066,819    101,010,159
                                                      ----------     ----------
     TOTAL ASSETS                                   $147,257,605   $143,258,476
                                                     ===========    ===========
LIABILITIES
 Accounts Payable                                   $    750,838   $    248,698
 Accrued Liabilities                                   8,134,752      6,083,047
 Income Taxes Payable                                    384,983      5,157,171
 Deferred Profit                                       1,696,020      5,345,006
 Deferred Income Taxes                                27,611,626     24,159,074
 Notes Payable                                         8,020,679      7,297,593
                                                      ----------     ----------
     TOTAL LIABILITIES                                46,598,898     48,290,589
                                                      ----------     ----------
SHAREHOLDERS' EQUITY
 Common Stock                                          5,692,539      5,667,796
 Additional Paid in Capital                            2,769,424      4,168,865
 Retained Earnings                                    92,423,354     85,435,246
 Accumulated other Comprehensive Loss                   (226,610)      (304,020)
                                                      ----------     ----------
     TOTAL SHAREHOLDERS' EQUITY                      100,658,707     94,967,887
                                                      ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $147,257,605   $143,258,476
                                                     ===========    ===========



See accompanying Notes to Financial Statements.

                      CONSOLIDATED-TOMOKA LAND CO.
                   CONSOLIDATED STATEMENTS OF INCOME

                                       (Unaudited)                   (Unaudited)
                                    Three Months Ended            Nine Months Ended
                                ---------------------------     ------------------------
                                  September 30, September 30, September 30, September 30,
                                        2006       2005            2006           2005
                                  ------------- ------------  ------------- ------------
                                          $           $              $            $
INCOME:

  Real Estate Operations:
   Real Estate Sales
    Sales and Other Income            5,095,658  3,735,564      14,620,160    26,989,590
    Costs and Other Expenses         (1,494,549)  (635,538)     (2,997,659)   (5,415,413)
                                      ---------  ---------      ----------    ----------
                                      3,601,109  3,100,026      11,622,501    21,574,177
                                      ---------  ---------      ----------    ----------
   Income Properties
    Leasing Revenues and Other Income 2,183,626  1,789,114       5,997,775     4,775,031
    Costs and Other Expenses           (407,697)  (309,394)     (1,069,569)     (865,791)
                                      ---------  ---------      ----------    ----------
                                      1,775,929  1,479,720       4,928,206     3,909,240
                                      ---------  ---------      ----------    ----------
   Golf Operations
    Sales and Other Income            1,027,067    920,836       3,909,816     3,648,055
    Costs and Other Expenses         (1,483,683)(1,439,149)     (4,690,890)   (4,509,401)
                                      ---------  ---------      ----------    ----------
                                       (456,616)  (518,313)       (781,074)     (861,346)
                                      ---------  ---------      ----------    ----------
    Total Real Estate Operations      4,920,422  4,061,433      15,769,633    24,622,071

   Profit on Sales of Other
    Real Estate Interests               212,550     21,210         668,420       258,943

  Interest and Other Income              38,831    207,070         484,516       676,116
                                      ---------  ---------      ----------    ----------
  Operating Income                    5,171,803  4,289,713      16,922,569    25,557,130

General and Administrative Expenses  (1,911,250)    51,130      (4,541,745)   (6,212,496)
                                      ---------  ---------      ----------    ----------
Income from Continuing Operations
    Before Income Taxes               3,260,553  4,340,843      12,380,824    19,344,634
Income Taxes                           (824,138)(1,651,641)     (3,996,028)   (6,730,970)
                                      ---------  ---------      ----------    ----------
Income Before Discontinued Operations
    and Cumulative Effect of Change
    in Accounting Principle           2,436,415  2,689,202       8,384,796    12,613,664
Income (Loss) from Discontinued
    Operations, Net of Income Tax            --       (355)        240,476         8,742
Cumulative Effect of Change in
    Accounting Principle, Net of             --         --        (216,093)           --
    Income Tax                        ---------  ---------      ----------    ----------
Net Income                            2,436,415  2,688,847       8,409,179    12,622,406
                                      =========  =========      ==========    ==========

---------------------------------------------

                                       (Unaudited)                   (Unaudited)
                                    Three Months Ended            Nine Months Ended
                                ---------------------------     ------------------------
                                September 30, September 30,   September 30, September 30,
                                     2006         2005            2006         2005
                                --------------- -----------   ------------- ------------


Per Share Information:
Basic Income Per Share Information:
Income Before Discontinued Operations
 and Cumulative Effect of
 Change in Accounting Principle           $0.43      $0.47           $1.48         $2.23
Income (Loss)from Discontinued Operations
 Net of Income Tax                           --          -           $0.04            --
Cumulative Effect of Change in
 Accounting Principle, Net of
 Income Tax 					             --           (0.04)
                                      ---------  ---------      ----------    ----------
Net Income                                $0.43      $0.47           $1.48         $2.23
                                      =========  =========      ==========    ==========
Diluted Income Per Share Information:
Income Before Discontinued Operations
 and Cumulative Effect of
 Change in Accounting Principle           $0.43      $0.47           $1.48         $2.20
Income (Loss) from Discontinued Operations
 Net of Income Tax                                      -            0.04            --
Cumulative Effect of Change in
 Accounting Principle, Net of
 Income Tax                                   -          -           (0.04)           --
                                      ---------  ---------      ----------    ----------
Net Income                                $0.43      $0.47           $1.48         $2.20
                                      =========  =========      ==========    ==========

Dividends                                 $0.09      $0.08           $0.25         $0.22
                                      =========  =========      ==========    ==========

          See accompanying Notes to Financial Statements.

                       CONSOLIDATED-TOMOKA LAND CO.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME
                               (UNAUDITED)

                                                   Accumulated
                             Additional               Other        Total
                    Common     Paid-In  Retained  Comprehensive Shareholders' Comprehensive
                    Stock      Capital  Earnings     Income        Equity        Income
                    ---------  -------- ----------  ----------  ----------     -----------

Balance,
December 31, 2005  $5,667,796 $4,168,865 $85,435,246  $(304,020) $94,967,887

Net Income                                 8,409,179               8,409,179  $8,409,179

Other Comprehensive
 Income:Cash Flow
 Hedging Derivative,
 Net of Tax                                              77,410       77,410      77,410
                                                                              -----------
Comprehensive Income                                                          $8,486,589
                                                                              ===========
Stock Options:
 Exercise of Liability
 Classified Stock
 Options               24,743  1,675,308                           1,700,051
 Adoption of SFAS
 No. 123R
 Reclassification for
 Liability Based Plan         (3,074,749)                         (3,074,749)
Cash Dividends
 ($.25 per share)                         (1,421,071)             (1,421,071)


                   ---------- ---------- ----------- ----------- ------------
Balance,
September 30, 2006 $5,692,539 $2,769,424 $92,423,354  $(226,610) $100,658,707
                   ========== ========== =========== =========== ============





See accompanying Notes to Financial Statements.

                    CONSOLIDATED-TOMOKA LAND CO.
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (Unaudited)
                                                                  Nine Months Ended
                                                           -----------------------------
                                                           September 30,   September 30,
                                                                 2006            2005
                                                           -------------  --------------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income                                                $8,409,179      $12,622,406

   Adjustments to Reconcile Net Income to Net Cash
    Provided By Operating Activities:
     Depreciation and Amortization                            1,628,327        1,277,275
     (Gain)/Loss on Sale of Property, Plant, and Equipment     (436,971)          19,916
     Deferred Income Taxes                                    3,452,552        2,208,047
     Non Cash Compensation                                    1,348,525        2,803,328

   (Increase) Decrease in Assets:
    Notes Receivable                                                 --        3,935,252
    Land and Development Costs                               (3,744,466)         132,751
    Other Assets                                                293,022            1,415

  Increase (Decrease) in Liabilities:
    Accounts Payable                                            502,140          (44,301)
    Accrued Liabilities                                         157,748        1,641,057
    Deferred Profit                                          (3,648,986)              --
    Income Taxes Payable                                     (4,655,432)         537,256
                                                             ----------       ----------

    Net Cash Provided By Operating Activities                 3,305,638       25,134,402
                                                             ----------       ----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Property, Plant, and Equipment              (15,627,639)     (29,677,147)
 Intangible Assets                                             (858,808)      (1,833,793)
 Decrease in Restricted Cash for Acquisitions
   Through the Like-Kind Exchange Process                     5,736,528       26,083,525
 Net Decrease (Increase) in Investment Securities             7,430,271      (13,237,118)
 Proceeds from Disposition of Property, Plant,
  and Equipment                                               1,630,205
                                                             ----------       ----------
  Net Cash Used In Investing Activities                      (1,689,443)     (18,664,533)
                                                             ----------       ----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable                                  5,540,000          267,000
 Payments on Notes Payable                                   (4,816,914)      (1,630,021)
 Cash Proceeds from Exercise of Stock Options                    19,515          107,022
 Cash Used to Settle Stock Appreciation Rights                 (771,333)        (637,367)
 Tax Expense Realized from Exercise of Stock Options           (116,756)              --
 Dividends Paid                                              (1,421,071)      (1,245,740)
                                                             ----------       ----------
  Net Cash Used In Financing Activities                      (1,566,559)      (3,139,106)
                                                             ----------       ----------
Net Increase In Cash                                             49,636        3,330,763
Cash, Beginning of Year                                       1,127,143          273,911
                                                             ----------       ----------
Cash, End of Period                                          $1,176,779       $3,604,674
                                                             ==========       ==========


Supplemental Cash Flow Disclosure:
Income taxes of $5,129,248 and $4,068,891 were paid for the nine months ended September 30 2006 and 2005, respectively.

During the third quarter of 2006, the Company made a charitable contribution of 11 acres of land which had a fair market value of $950,000.











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

2. Discontinued Operations. In accordance with SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets," the Company has classified the revenues and income/(loss) of a vacant income property, a former automobile dealer site, located in Daytona Beach, Florida, and sold on May 26, 2006, as discontinued operations. Financial Statements for
    2005 have been reclassified to reflect the discontinued operation.


   Summary financial information for the operation is as follows:

                                      Three Months Ended            Nine Months Ended
                                ------------------------------   -------------------------
                                 September 30,   September 30, September 30, September 30,
                                       2006            2005           2006          2005
                                 -------------       ---------    -----------   ----------
   Revenues                       $       --         $  4,495     $      --     $ 36,171
                                  ============       =========    ===========   ==========
   Income (Loss)                           -             (578)      (45,475)      14,232

   Income Tax Benefit (Expense)           --              223        17,542       (5,490)

   Gain from Sale (Net of Income
    Tax of $168,562)                      --                        268,409
                                   -----------       ---------    -----------   ----------
   Net Income                     $                 $   (355)    $ 240,476     $  8,742
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

---------------------------------------------

                                           Three Months Ended         Nine Months Ended
                                        -------------------------   ----------------------
                                    September 30, September 30, September 30, September 30
                                          2006            2005         2006        2005
                                    ------------- ------------- ------------- -----------
Income Available to Common Shareholders:

Income Before Discontinued Operations
 and Cumulative Effect of Change in
 Accounting Principle                  $2,436,415     $2,689,202    $8,384,796 $12,613,664
Discontinued Operations
 (Net of Income Tax)                           --           (355)      240,476       8,742
Cumulative Effect of Change in
 Accounting Principle
 (Net of Income Tax)                           --             --      (216,093)          -
                                        ---------      ---------    ----------  ----------
Net Income                             $2,436,415     $2,688,847    $8,409,179 $12,622,406
                                        =========      =========    ==========  ==========

Weighted Average Shares Outstanding     5,691,192      5,667,996     5,681,060   5,660,564

Common Shares Applicable to Stock
 Options Using the Treasury Stock Method    7,452         96,589        11,526      83,516
                                        ---------      ---------    ----------  ----------
Total Shares Applicable to Diluted
 Earnings Per Share                     5,698,644      5,764,585     5,692,586   5,744,080
                                        =========      =========    ==========  ==========
Per Share Information:
 Basic Income Per Share
  Income Before Discontinued Operations
   and Cumulative Effect of Change in
   Accounting Principle                     $0.43          $0.47         $1.48       $2.23
  Discontinued Operations (Net of Income)      --              -          0.04           -
  Cumulative Effect of Change in
   Accounting Principle (Net of Income Tax)     -              -         (0.04)          -
                                        ---------      ---------    ----------  ----------
 Net Income                                 $0.43          $0.47         $1.48       $2.23
                                        =========      =========    ==========  ==========

Diluted Income Per Share
 Income Before Discontinued Operations
  and Cumulative Effect of change in
  Accounting Principle                      $0.43          $0.47         $1.48       $2.20
 Discontinued Operations (Net of Income Tax)   --              -          0.04           -
 Cumulative Effect of Change in
  Accounting Principle (Net of Income Tax)      -              -         (0.04)          -
                                        ---------      ---------    ----------  ----------
 Net Income                                 $0.43          $0.47         $1.48       $2.20
                                        =========      =========    ==========  ==========


4. Notes Payable.  Notes payable consist of the following:

                                             September 30, 2006
                                      -----------------------------------
                                                              Due Within
                                             Total             One Year
                                           ----------          ----------
    $10,000,000 Line of Credit             $  898,501          $  898,501
    Mortgage Notes Payable                  7,122,178             227,909
                                           ----------          ----------
                                           $8,020,679          $1,126,410
                                           ==========          ==========

   Payments applicable to reduction of principal amounts will be required as follows:

     Year Ending September 30,
     -------------------------

     2007                        $1,126,410
     2008                           266,726
     2009                           287,004
     2010                           308,824
     2011                           332,303
     2012 & thereafter            5,699,412
                                 ----------
                                 $8,020,679
                                 ==========
In the first nine months of 2006 and 2005, interest expensed and paid totaled $406,334 and $532,235, respectively.

5.  Stock Option Plan. The Company maintains a stock option plan
("the Plan") pursuant to which 500,000 shares of the Company's common stock may be issued. ThePlan in place was approved at the April 25, 2001, Shareholders' meeting. Under the Plan, the option exercise price equals the stock market price on the date of grant.
The options vest over five years and all expire after ten years.
The Plan provides for the grant of (1) incentive stock options, which satisfy the requirements of Internal Revenue Code (IRC)
Section 422, and (2) non-qualified options, which are not entitled to favorable tax treatment under IRC Section 422. No optionee may exercise incentive stock options in any calendar year for shares of common stock having a total market value of more than $100,000 on the date of grant (subject to certain carryover provisions). In connection with the grant of non-qualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock equal to a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise. All options granted to date have been non-qualified options.

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

Amounts recognized in the financial statements for stock options and stock appreciation rights are as follows:

                                 Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
                             --------------------   --------------------
                               2006       2005        2006        2005
                             --------   ---------   --------  ----------
Total Cost of Share-Based
 Plans, Charged Against
 Income, Before  Tax Effect  $ 815,865 $(1,163,481) $1,348,525 $ 2,803,328
                              ========   =========   ========  ===========

Income Tax Expense (Benefit)
 Recognized in Income        $(314,720) $  448,813  $(520,194) $(1,081,384)
                              ========   =========   ========  ===========

Total cost of share-based plans for the nine months ended September 30, 2006 reflects $216,093 (cost of $351,800 net of $135,707 income tax benefit) from the adoption of SFAS No. 123R and reflected as a Cumulative Effect of Change in Accounting Principle on the Consolidated Statement of Income.

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

The Company issues new, previously unissued, shares as options are exercised.

Assumptions at September 30, 2006:
------------------------------
Expected Volatility                  29.47%
Expected Dividends                     .58%
Expected Term                         .5-6 years
Risk-Free Rate                   4.59-5.02%

----------------------------
A summary of share option activity under the Plan as of September 30, 2006, and changes during the three months and nine months then ended is presented below:

STOCK OPTIONS FOR THE THREE MONTHS ENDED
 SEPTEMBER 30, 2006                             Wtd. Avg.
                                      Shares    Ex. Price
                                      -------------------
Outstanding at June 30, 2006          181,200    $41.23
Granted                                     -         -
Exercised                              (8,000)    33.29
Expired                                     -        --
                                      -----------------
Outstanding at September 30, 2006     173,200    $41.94
                                      =================

STOCK APPRECIATION RIGHTS FOR THE THREE MONTHS ENDED
 SEPTEMBER 30, 2006                             Wtd. Avg.
                                      Shares    Ex. Price
                                      -------------------
Outstanding at June 30, 2006          181,200    $13.79
Granted                                     -         -
Exercised                              (8,000)    17.93
Expired                                     -        --
                                      -----------------
Outstanding at September 30, 2006     173,200    $13.60
                                      =================


STOCK OPTIONS FOR THE NINE MONTHS                            Wtd. Avg.
 ENDED SEPTEMBER 30, 2006                                    Remaining
                                                             Contractual  Aggregate
                                                Wtd.Avg.     Term         Intrinsic
                                      Shares    Ex. Price    (Years)      Value
                                      ----------------------------------------------
Outstanding December 31, 2005         160,600    $30.82
Granted                                55,000     67.27
Exercised                             (42,400)    26.20
Expired                                     -        --
                                      -------    ------          ------   -----------
Outstanding September 30, 2006        173,200    $41.94            8.04   $3,746,204
                                      =======    ======          ======   ===========
Exercisable at September 30, 2006      11,400    $27.74            6.85   $  415,296
                                      =======    ======          ======   ===========

STOCK APPRECIATION RIGHTS FOR THE NINE MONTHS                Wtd. Avg.
 ENDED SEPTEMBER 30, 2006                                    Remaining
                                                             Contractual  Aggregate
                                                Wtd.Avg.     Term         Intrinsic
                                      Shares    Fair Value   (Years)      Value
                                      ----------------------------------------------
Outstanding December 31, 2005         160,600    $20.33
Granted                                55,000     11.56
Exercised                             (42,400)    21.33
Expired                                     -        --
                                      -------    ------          ------   -----------
Outstanding September 30, 2006        173,200    $13.60            8.04   $2,017,187
                                      =======    =======         ======   ===========
Exercisable at September 30, 2006      11,400    $17.20            6.85     $223,621
                                      =======    =======         ======   ===========
                                         13

Stock Option Plan-continued
----------------------------
In connection with the exercise of 42,400 option shares, 24,743 shares of stock were issued and 17,657 shares of stock were surrendered to relieve the stock option liability by $1,680,536. Cash proceeds of $19,515 were received on the exercise of stock options.

The weighted-average fair value at September 30, 2006, of options granted during 2006 and 2005 was $21.85 and $30.26, respectively. Stock appreciation rights granted during 2006 and 2005 had weighted-average fair values of $11.76 and $16.29, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2006,and 2005, was $1,511,390 and $1,316,582,
respectively. Stock appreciation rights exercised during the nine months ended September 30,2006, and 2005, had intrinsic values of $771,333 and $637,367,respectively.

As of September 30, 2006, there was $4,520,749, valued at fair value, of total unrecognized compensation costs related to non-vested stock options and stock appreciation rights granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.58 years. The liability for stock options and stock appreciation rights valued at fair value, reflected on the consolidated balance sheet at September 30, 2006, was $4,012,178.

Had compensation cost from prior periods been determined under the fair value method for all shares under SFAS No. 123, "Accounting for Stock-Based Compensation" (as amended by Statement 148), the Company's net earnings and earnings per share would have been as follows:

                                 Three            Nine
                               Months Ended    Months Ended         Year Ended
                             --------------- --------------  --------------------------
                                September 30, September 30, December 31, December 31,
                                  2005            2005           2005        2004
                             --------------- --------------  ------------  ------------
Net Income as Reported          $2,688,847    $12,622,406    $14,817,750    $14,651,739
 Deduct:
  Stock-Based Compensation
   Under Fair Value Based Method
    (Net of Tax)                   (52,455)      (331,145)      (384,910)      (221,595)

 Add Back:
  Stock-Based Compensation Under
   Intrinsic Value Method
    (Net of Tax)                  (464,534)       864,787      1,174,283        402,683
                                 -------------------------    -------------------------
Pro Forma Net Income (Loss)     $2,171,858    $13,156,048    $15,607,123    $14,832,827
                                 =========================    =========================

Basic Income Per Share:
 As Reported                         $0.47          $2.23           $2.62         $2.60
 Pro Forma                           $0.38          $2.32           $2.76         $2.63

Diluted Income Per Share:
 As Reported                         $0.47          $2.20           $2.58         $2.58
 Pro Forma                           $0.38          $2.29           $2.72         $2.61

6. Pension Plan. The Company maintains a defined benefit pension plan. The pension benefits are based primarily on age, years of service, and average compensation. The benefit formula provides for a life annuity benefit.

   Following are the components of the Net Period Benefit Cost:

                                  Three Months Ended                Nine Months Ended
                           -----------------------------     -----------------------------
                           September 30,    September 30,    September 30,    September 30,
                                 2006             2005             2006             2005
                           -------------    -------------    -------------    ------------
Service Cost                  $  69,291        $  60,680        $ 207,873        $ 182,040
Interest Cost                    95,915           86,011          287,745          258,033
Expected Return on Plan Assets (114,224)        (118,596)        (342,672)        (355,788)
Net Amortization                 17,480            3,432           52,440           10,296
                              ---------        ---------         --------         --------
 Net Periodic Benefit Cost    $  68,462        $  31,527        $ 205,386        $  94,581
                              =========        =========         ========         ========
A contribution of $44,630 was made in 2006.

7. Business Segment Data The Company primarily operates in three business segments: real estate, income properties, and golf. Real estate operations include commercial real estate, real estate development, residential, and agricultural operations. The Company evaluates performance based on income or loss from operations before income taxes. The Company's reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills. Agriculture operations are not considered a separate segment as they are immaterial from a financial statement perspective.

   Information about the Company's operations in different segments (with 2005 information reclassified from its previous presentation to exclude discontinued operations) is as follows (amount in thousands):

                                 Three Months Ended              Nine Months Ended
                          ---------------------------      ---------------------------
                          September 30, September 30,      September 30, September 30,
                              2006           2005               2006          2005
                          ------------  -------------      ------------- -------------
BUSINESS SEGMENT DATA
-------------------------------
Revenues:
  Real Estate                  $ 5,096        $ 3,736          $ 14,620        $26,990
  Income Properties              2,184          1,789             5,998          4,775
  Golf                           1,027            921             3,910          3,648
  General, Corporate & Others      251            228             1,153            935
                              --------       --------         ---------       --------
                               $ 8,558        $ 6,674          $ 25,681        $36,348
                              ========       ========         =========       ========
Income/(loss)before tax:
  Real Estate                  $ 3,601        $ 3,100          $ 11,623        $21,574
  Income Properties              1,776          1,480             4,928          3,909
  Golf                            (456)          (518)             (781)          (861)
  Corporate, General & Others   (1,660)           279            (3,389)        (5,277)
                               -------        -------         ---------        -------
                               $ 3,261        $ 4,341          $ 12,381        $19,345
                               =======        =======         =========        =======

--------------------------------

                                                           At September 30,
                                                                 2006
                                                           ---------------
Identifiable Assets:
  Real Estate                                                  $ 20,016
  Income Properties                                             106,917
  Golf                                                            9,043
  Corporate, General & Other                                     11,282
                                                              -----------
                                                               $147,258
                                                              ===========
Depreciation and Amortization:
  Real Estate                                                  $    216
  Income Properties                                               1,027
  Golf                                                              320
  Corporate, General & Other                                         65
                                                              -----------
                                                               $  1,628
                                                              ===========
Capital Expenditures:
  Real Estate                                                  $  1,042
  Income Properties                                              14,462
  Golf                                                               51
  Corporate, General & Other                                         73
                                                              -----------
                                                               $ 15,628
                                                              ===========

Identifiable assets by industry are those assets that are used in the Company's operations in each industry. General corporate assets and assets used in the Company's other operations consist primarily of cash, investment securities, and property, plant and equipment.

8. Recent Accounting Standards. The FASB issued FASB No. 157 "Fair Value Measurements" (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 18, 2007 and interim periods within those fiscal years. The Company does not believe the SFAS No. 157 will have an impact on its financial statements.

   The Financial Accounting Standards Board issued FASB No. 158 "Employers' Accounting for Defined Benefit Pension and other Post-retirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132 " (SFAS No. 158). This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or a liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Additional disclosure information is also required by the statement. An employer with publicly traded equity securities is required to recognize the funded status of defined benefit post-retirement plan, and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company will adopt SFAS No. 158 in the fourth quarter of 2006 and is currently evaluating the impact of the statement.

   In June 2006 the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes an interpretation of FASB statement No. 109 (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."

-------------------------------------
   This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 to have an impact on its financial statements.

   In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (SAB 108), which expresses the staff's views regarding the process of quantifying financial statement misstatements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company will adopt SAB 108 in the fourth quarter of 2006 and is currently evaluating its impact.

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

With its substantial land holdings in Daytona Beach, the Company has parcels available for the entire spectrum of real estate uses. Along with land sales, the Company selectively develops parcels primarily for commercial uses. Although pricing levels and changes by the Company and its immediate competitors can affect sales, the Company generally enjoys a competitive edge due to lower cost basis associated with long-time land ownership and a significant ownership position in the immediate market.

The Company has experienced strong sales activity over the last four years with many development activities taking place on or adjacent to Company owned land. These activities include the sale of 120 acres of land to Florida Hospital in 2005 for the construction of a new facility, which commenced in the second quarter of 2006, the expansion of the Daytona Beach Auto Mall, the opening of a second office building in the Cornerstone Office Park, and the continued development within the 250-acre Gateway Commerce Park. Residential development has also been strong on lands sold by the Company in prior years, including within the LPGA International community, and on other lands both east and west of Interstate 95. During the third quarter of 2006, the Company sold approximately 100 acres of land on which a private high school is expected to be constructed. These development activities tend to create additional buyer interest and sales opportunities. While most national homebuilders have experienced significant reductions in new sales contracts from the peak in mid

-----------------------------

to late 2005, the Company has experienced a relatively stable Daytona Beach commercial real estate market. A backlog of contracts remains in place for closings that the Company expects to occur in fourth quarter 2006.

In 2000, the Company initiated a strategy of investing in income properties utilizing the proceeds of agricultural land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes. At September 30, 2006, the Company had invested approximately $110 million in twenty-five income properties through this process, including two properties acquired during 2006. The two properties acquired in 2006 are located in the Atlanta, Georgia area, and are under lease to Dick's Sporting Goods and Best Buy.

With this investment base in income properties, lease revenue in excess of $8.4 million is expected to be generated annually. This income, along with income from additional future net-lease income property investments, is expected to decrease earnings volatility and add to overall financial performance. The Company is now in a position to consider other forms of real estate investment to diversify and enhance potential returns.

Golf operations consist of the operation of two golf courses, a clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95, south and east of LPGA Boulevard.

The Company's agriculture operations consist of growing, managing, and sales of timber and hay products on approximately 11,150 acres of Company lands on the west side of Daytona Beach, Florida.

SUMMARY OF 2006 OPERATING RESULTS
---------------------------------
Net income for the third quarter of 2006 totaled $2,436,415, equivalent to $.43 per basic share, and represented a 9% decline from 2005's same period profit of $2,688,847, equivalent to $.47 per basic share. The downturn in profits was primarily attributable to increased stock option expense in 2006 as a decrease in the Company's stock price in the third quarter of 2005 resulted in a reversal in stock option expenses totaling $1,163,481 during that period.
Each of the Company's major business segments, real estate, income properties, and golf operations, posted improved operating results during 2006's third period when compared to the prior year.

For the first nine months of 2006, profits of $8,409,179, equivalent to $1.48 per basic share, were recorded. These profits represented a decrease from the profits of $12,622,406, equivalent to $2.23 per basic share, earned in 2005's nine-month period. The lower earnings were primarily the result of lower land sales volume, with 2005 results including the sale of 120 acres, at a price approximating $18 million, to Florida Hospital for the future site of its hospital. Partially offsetting the lower land sales volume were improved results from income properties and golf operations, along with lower stock option expense accruals in 2006 when compared to 2005. The improvement in income properties results was due to the addition of two properties during 2006 and seven properties throughout 2005. Included in 2006's first nine months results were income, net of tax, from discontinued operations of $240,476, equivalent to $.04 per share, which represented the operation and sale of an auto dealership facility site in Daytona Beach, Florida, which was being held as an income property.

-------------------------------------------

The Company also uses Earnings Before Depreciation, Amortization and Deferred Taxes (EBDDT) as a performance measure. The Company's strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT:

                                             Three Months Ended
                                    ------------------------------------
                                      September 30,        September 30,
                                          2006                  2005
                                    ------------------------------------

Net Income                             $2,436,415           $ 2,688,847
   Add Back:
   Depreciation and Amortization          602,218               452,202
   Deferred Taxes                       2,141,398              (406,804)
                                       ----------            -----------
Earnings Before Depreciation,          $5,180,031           $ 2,734,245
 Amortization and Deferred Taxes       ==========            ===========


                                             Nine Months Ended
                                    ----------------------------------
                                      September 30,        September 30,
                                        2006                  2005
                                    ----------------------------------

Net Income                          $ 8,409,179            $ 12,622,406
   Add Back:
   Depreciation and Amortization      1,628,327               1,277,275
   Deferred Taxes                     3,452,552               2,208,047
                                     ----------              ----------
Earnings Before Depreciation,       $13,490,058            $ 16,107,728
 Amortization and Deferred Taxes     ==========             ===========


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

EBDDT totaled $5,180,031 for the third quarter of 2006, a significant increase over 2005's third quarter EBDDT amounting to $2,734,245. These favorable results where achieved despite the downturn in profits, as the add-back for both depreciation and amortization and deferred taxes increased over the prior year. The depreciation and amortization add-back increased with the additional income properties acquired in 2005 and 2006. The deferred tax adjustment was negative in 2005 with the reversal of deferred taxes on gains from year-end 2004 transactions for which the like-kind exchange process was not completed, as the Company was unable to identify sufficient investment opportunities which met its investment criteria. Also contributing to the deferred tax adjustment in 2005 was the recognition of a gain, for tax purposes, on the collection of a note receivable which had been treated as an installment sale in prior years.

--------------------------------------
For the first nine months of 2006, EBDDT totaled $13,490,058 compared to $16,107,728 in 2005's same period. The decrease in EBDDT was the direct result of lower earnings during 2006 as the add-back for depreciation and amortization and deferred taxes rose over the prior year. These increased add-backs again were the result of the addition of income properties in both years and the reversal of deferred taxable gains in 2005 as the Company was unable to identify sufficient investment opportunities for tax free exchange which met its investment criteria.

REAL ESTATE OPERATIONS
----------------------
REAL ESTATE SALES.
Revenues amounting to $5,095,658 and profits of $3,601,109 were realized from real estate sales during the third quarter of 2006. These profits, a 16% improvement over 2005's third period income from real estate sales of $3,100,026, were earned on the sale of 100 acres of property. Included in property sales were $577,000 in profits realized on transactions, which had been deferred in previous periods. During the third quarter of 2006 the Company made a charitable contribution of 11 acres of land which had a fair market value of $950,000. In accordance with relevant accounting literature, the transaction was recorded as a sale of real estate with an offsetting charge to real estate costs and expenses. The recording of this transaction was not reflected in the Company's Earnings Release dated October 17, 2006. This form 10Q reflects additional real estate revenues and expenses of $950,000 for the three and nine months ended September 30, 2006 compared with the press release with no effect on stated net income and earnings per share for the periods. Profits from 2005's third quarter period were recorded on the sale of 13 acres of land.

For the first nine months of 2006, revenues of $14,620,160 were generated from real estate sales resulting in profits of $11,622,501. These revenues and profits were produced on the sale of 143 acres of land in addition to $4,733,000 recognized on transactions which were deferred in 2005. An additional $1,084,000 of profit was deferred at September 30, 2006, on two transactions which closed in 2006 and will be recognized as road and utility improvements are completed. The sale of 214 acres of land in 2005's nine-month period, including the sale of 120 acres to Florida Hospital for approximately $18 million, produced revenues and profits of $26,989,590 and $21,574,177, respectively.

INCOME PROPERTIES.
Income properties revenues rose 22% for the third quarter of 2006 when compared to prior year and resulted in a 20% increase in profitability. These favorable results were achieved with the addition of two new properties in 2006 and seven new properties throughout 2005. Revenues and profits were $2,183,626 and $1,775,929, respectively for 2006 compared to $1,789,114 and
$1,479,720, respectively for 2005's same period. Income properties costs and expenses rose 32% primarily on additional depreciation associated with the properties acquired.

The addition of the new properties in 2005 and 2006 also accounted for the improved results for the nine-month period as profits increased 21% to $4,928,206 on revenues of $5,997,775. For the first nine months of 2005 profit of $3,909,240 was generated on revenues totaling $4,775,031. Additional depreciation expense accounted for the 24% gain in costs and expenses during the nine-month period.

GOLF OPERATIONS.
Results from golf operations improved 12% on a 12% rise in revenues during the third quarter of 2006 when compared to 2005's third quarter. Both golf and food and beverage activities contributed to the favorable results with golf revenues increasing 13% on a 14% gain in the number of rounds played, and food and beverage revenues increasing 9%. Revenues of $1,027,067 were recorded in 2006's third quarter resulting in an operating loss of $456,616. For the same period of 2005, revenues and operating losses of $920,836 and $518,313 were posted, respectively. A 3% increase in golf costs and expenses was attributed to the increased activity during the period.

For the first nine months of 2006, revenues from golf operations of $3,909,816 produced an operating loss of $781,074. During 2005's first nine-month period, revenues and operating losses amounted to $3,648,055 and $861,346,respectively.

The 7% increase in revenues again was a combination of both golf and food and beverage activities with golf revenues increasing 9% and food and beverage revenues providing a 3% revenue gain. The gain in golf revenues is associated with a 5% rise in the number of rounds played in addition to a 6% climb in average fee per round played. Golf operations costs and expenses increased 4% during the period on the additional volume and higher golf course maintenance costs, and food and beverage payroll and operating costs.

GENERAL, CORPORATE AND OTHER.
For the third quarter and first nine months of 2006, the sale of other real estate interests generated income of $212,550 and $668,420, respectively. These profits were realized on the release of subsurface interests on 610 acres of which 49 acres were released during the third quarter. Releases were granted on 1,358 acres during 2005's first nine months, of which 138 were released in the third quarter. These releases generated income of $21,210 and $258,943 for the three-month and nine-month periods, respectively.

Interest and other income decreased 81% to $38,831 in the third quarter of 2006, while declining 36% to $484,516 for the first nine months when compared to 2005's same periods. Interest and other income totaled $207,070 and $676,116 for 2005's third quarter three-month period and nine months, respectively. Declines for both of these periods were attributed to lower earnings on interest from mortgage notes receivable, as there were no notes outstanding during 2006's first nine months, and lower earnings on funds held for reinvestment through the like-kind exchange process. Lower earnings from investment securities on lower funds held for investment, also contributed to the decrease during the third quarter.

For the quarter ended September 30, 2006, general and administrative expenses totaled $1,911,250 and represented a significant increase over the $51,130 credit recorded in 2005's same period. The credit in 2005 resulted from a decrease in the Company's stock price causing a reversal of stock option expense during the period. General and administrative expense declined 27% to $4,541,745 for the nine-month period. The decrease resulted from lower stock option expense in 2006 as the stock price of the Company rose significantly during the first six months of 2005 creating an increase for the six months of 2005, though the third quarter decreased. General and administrative expenses totaled $6,212,496 for the first nine months of 2005.

During the first nine months of 2006, the Company made charitable contributions of land to qualified organizations. As the Company has reasonable assurance that it will generate taxable income over the five-year carryforward period to utilize these income tax deductions, the contributions resulted in an approximate $690,000 positive adjustment to the income tax provision in the
first nine months of 2006.    This positive adjustment resulted in an
effective tax rate approximating 32% for the nine-month period.

-------------------------------------
During the first nine months of 2005, the Company generated significant taxable income, and there was reasonable assurance the Company would produce taxable income for the remainder of the year. Due to this taxable income, the deferred tax asset valuation allowance associated with charitable contribution carryforwards was reversed, resulting in a $695,000 positive adjustment to the income tax provision for the nine month period of 2005 and an effective tax rate approximating 35%.

In May of 2006, the Company sold a former automobile dealership site located in Daytona Beach, Florida, which was being held as an income property. The financial results of operations and sale of this property have been reported separately as discontinued operations in the financial statements. Income, net of income taxes, of $240,476 and $8,742 were posted the first nine months of 2006 and 2005, respectively.

On January 1, 2006, the Company implemented SFAS No. 123R. The implementation resulted in the recording of a $216,093, net of income tax, cumulative effect of change in accounting principle during the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES.
Cash, restricted cash and investment securities totaled $10,191,244 at September 30, 2006. This balance represented a decrease of $13,117,163 from the balance at December 31, 2005. The primary uses of these funds were for the acquisition of income properties, payment of income taxes, and road and utility construction.

During the nine month period, two income properties were acquired in the Atlanta, Georgia market through the like-kind exchange process.
In total $15.6 million was used during the period for the acquisition of property, plant, and equipment, including the above mentioned properties, with an additional $4.4 million expended on road and utility improvements.

The payment of income taxes for the nine months approximated $5.1 million and included the payment of taxes resulting from the 2002 tax audit, and the amendment of the 2003 and 2004 income tax returns as the result of the settlement the Company reached with the Internal Revenue Service on its like-kind exchange transactions which occurred within the Company's Development of Regional Impact Lands.

Other uses of cash during the period included the payment of dividends totaling $1,421,071, equivalent to $.25 per share.

At September 30, 2006, notes payable totaled $8,020,679 with $898,501 outstanding on the $10.0 million revolving line of credit.

The Company's Board of Directors and management periodically review the allocation of any excess capital with a goal of providing the highest return for all shareholders over the long run. The reviews include consideration of various alternatives, including increasing regular dividends, declaring special dividends, commencing a stock repurchase program, and retaining funds for reinvestment. At its July 26, 2006 meeting, the Board increased the quarterly dividend from $0.08 to $0.09 per share and reaffirmed its support for continuation of the 1031 tax deferred exchange strategy for investment of agricultural land sales proceeds and self-development of income properties on Company owned lands.

-----------------------------------------
Capital expenditures for the remainder of the year, in addition to income property investments, include approximately $3 million in road construction. Capital to fund planned expenditures is expected to be provided from cash and investment securities, as they mature, operating activities, and current financing sources in place. The Company has the ability to borrow on a non-recourse basis against its existing income properties, which are all free of debt as of the date of this filing. As additional funds become available through qualified sales, the Company expects to invest in additional real estate opportunities.


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

During the first nine months of 2006, the Company closed two transactions for which the Company had post-closing obligations to provide off-site utilities and/or road improvements. Full cash payment was received at closing, and warranty deeds were transferred and recorded. The sales contracts do not provide any offsets, rescission or buy-back if the improvements are not made.

  As the Company has retained post-closing obligations, a portion of the revenues and profits on the sales were deferred in accordance with SFAS No. 66. The transactions are being accounted for on a percentage -of-completion method with revenues and profits recognized as costs are incurred. For the nine months ended September 30, 2006, revenues and profits of $1,105,746 and $1,084,173 were deferred, respectively. These profits will be recognized as the off-site improvements are completed.

Also during the first nine months of 2006, revenues and profits of $4,963,422 and $4,733,159, respectively, were recognized from 2005 closings, which had been deferred as a result of post-closing obligations existing at the time of closing. A portion of the obligations were completed during the first nine months of 2006, and thus a portion of revenues and profits were recognized. At September 30, 2006, deferred profits totaling $1,696,020 remained on the Company's balance sheet to be recognized with the completion of the post-closing obligations.

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

--------------------------------------
At the time the Company's debt was refinanced, the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133." The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss.

The Company measures the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability. This measure resulted in no ineffectiveness.
A liability in the amount of $368,922 at September 30, 2006, has been established on the Company's balance sheet. The change in fair value, net of applicable taxes, in the amount of $226,610 at September 30, 2006, has been recorded as accumulated other comprehensive loss, a component of shareholders' equity.

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

--------------------------------------
Both the Company's stock options and stock appreciation rights are liability-classified awards under SFAS No. 123R and are required to be remeasured to fair value at each balance sheet date until the award is settled. For liability-classified awards, SFAS No. 123R requires an entity to remeasure the liability from its intrinsic value to its fair value on the adoption date, as the cumulative effect of change in accounting principle, net of any related tax effect. The Company remeasured the value of its stock options and stock appreciation rights as of January 1, 2006, which resulted in a cumulative effect of change in accounting principle, net of tax, totaling $216,093. Upon adoption of SFAS No. 123R, the Company also reclassified to liabilities the January 1, 2006, fair value of its stock options, which had been classified within shareholders' equity in the amount of $3,074,749.


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

The Company manages its debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. The Company is primarily exposed to interest rate risk on its $8,000,000
($7,122,178 outstanding at September 30, 2006) long-term mortgage.

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

Items 2 through 5.Not Applicable

Item 6.    Exhibits


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





                                         CONSOLIDATED-TOMOKA LAND CO.
                                                 (Registrant)



Date: November 9, 2006                   By:/s/ William H. McMunn
                                         ----------------------------
                                         William H. McMunn, President
                                         and Chief Executive Officer




Date: November 9, 2006                  By:/s/ Bruce W. Teeters
                                         ----------------------------
                                         Bruce W. Teeters, Senior
                                         Vice President - Finance
                                         and Treasurer