Form 10-K
period 2006-12-31
CONSOLIDATED TOMOKA LAND CO
filed 2007-03-14
CIK 23795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

Commission File Number 0-5556

CONSOLIDATED-TOMOKA LAND CO.
(Exact name of registrant as specified in its charter)

Florida	59-0483700
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1530 Cornerstone Boulevard, Suite 100	32117
Daytona Beach, Florida	(Zip Code)
(Address of principal executive offices)

Registrant's Telephone Number, including area code
(386) 274-2202

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered
COMMON STOCK, $1 PAR VALUE	AMERICAN STOCK EXCHANGE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
NONE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 if the Securities Act. YES NO X

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act. YES NO X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES X NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition “accelerated filer and large accelerated filer” in Rule
12b-2 of the Exchange Act.

Large accelerated filer Accelerated filer X Non-accelerated filer___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES NO X

The aggregate market value of the shares of common stock held by non-affiliates of the registrant at June 30, 2006, was approximately $313,633,508.

The number of shares of the registrant's Common Stock outstanding on March 1, 2007 was 5,715,885.

Portions of the Proxy Statement of registrant, which the Company expects will be dated March 23, 2007, are incorporated by reference in Part III of this report.

“Safe Harbor”

Certain statements contained in this Form 10-K (other than the financial statements and statements of historical fact) are forward-looking statements. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “will,” “could,” “may,” “should,” “plan,” “potential,” “predict,” “forecast,” “project,” and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Forward-looking statements are made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company wishes to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2007, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include the risk factors set forth in Item 1A below.

While the Company periodically reassesses material trends and uncertainties affecting its results of operations and financial condition, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

PART I
ITEM 1. BUSINESS

Consolidated-Tomoka Land Co. (the “Company”) is primarily engaged in real estate, income properties, and golf operations collectively, “The Real Estate Business,” through its wholly owned subsidiaries, Indigo Group Inc., Indigo Development Inc., Indigo International Inc., Indigo Group Ltd., Indigo Commercial Realty Inc., W. Hay Inc., W. Hay LLC, and Palms Del Mar Inc. Real estate operations include commercial real estate, land sales and development, agricultural operations, and leasing properties for oil and mineral exploration. Income properties primarily consist of owning properties leased on a triple-net and double-net basis. Golf operations consist of the operation of two golf courses, a clubhouse facility, and food and beverage activities. These operations are predominantly located in Volusia County, Florida, with various income properties located in Florida, Georgia, and North Carolina.

The following is information regarding the Company’s business segments. The “General, Corporate and Other” category includes general and administrative expenses, income earned on investment securities, and other miscellaneous income and expense items.

	2006	2005	2004
(IN THOUSANDS)
Revenues of each segment are as follows:
Real Estate	$28,942	$32,074	$32,640
Income Properties	8,184	6,618	4,659
Golf	5,210	4,818	4,579
General, Corporate and Other	1,253	1,210	1,213

	$43,589	$44,720	$43,091

Operating income (loss) before income tax for each segment is as follows:
Real Estate	$21,811	$25,581	$24,939
Income Properties	6,723	5,446	3,852
Golf	(1,478)	(1,292)	(1,199)
General, Corporate and Other	(5,566)	(6,787)	(3,860)
	$21,490	$22,948	$23,732_

Identifiable assets of each segment are as follows:
Real Estate	$23,088	$15,473	$14,446
Income Properties	106,955	93,908	62,167
Golf	8,651	9,308	9,708
General, Corporate and Other	15,080	24,569	32,900
	$153,774	$143,258	$119,221

Identifiable assets by segment are those assets that are used in each segment. General corporate assets and those used in the Company’s other operations consist primarily of cash, investment securities, notes receivable, and property, plant, and equipment.

ITEM 1. BUSINESS (CONTINUED)

REAL ESTATE OPERATIONS

COMMERCIAL DEVELOPMENT. In 1993, the Company received Development of Regional Impact (“DRI”) approval on a 4,500-acre tract of land located both east and west of Interstate 95 in Daytona Beach, Florida. The tract of land includes approximately 3,000 acres west of Interstate 95 in a mixed-used development known as LPGA International. The LPGA International development includes the headquarters of the Ladies Professional Golf Association, along with two championship golf courses, clubhouse facilities, and residential communities. In addition to these uses, the DRI also provides for resort facilities, and other commercial uses. Substantially all of the remaining property within the LPGA International development was sold to MSKP Volusia Partners LLC, a Morgan Stanley-Kitson Partnership (“MSKP”) in 2004. MSKP assumed responsibilities as master developer of the project. The property is expected to be developed into several distinct communities, with lots sold to major builders.

The Company continues to own approximately 1,100 acres of land within the DRI, primarily located east of Interstate 95. At the end of 2002, the Company closed the sale of the first corporate head-quarter’s site at the Company’s new Cornerstone Office Park located within the 250-acre Gateway Business Center at the southeast quadrant of the Interstate 95 interchange at LPGA Boulevard. Development of the office park was substantially completed in 2003, with the opening in January 2004 of the first office building owned and constructed by a third party, which includes the Company’s corporate office. A second site was sold within the development during 2005, with a companion 47,000 square-foot office building owned and constructed by a third party, which opened in early 2006.

Development of the Gateway Commerce Park, a 250-acre industrial, warehouse, and distribution park located south of Gateway Business Center on the east side of Interstate 95 in Daytona Beach, commenced in 2004 with the first phase substantially completed prior to year end 2004. The first sale within the development closed in February 2004, with construction of a 60,000 square-foot manufacturing and distribution facility by a third party completed in late 2004. Through December 2006, seven sales totaling approximately 70 acres have closed within the Gateway Commerce Park with buildings approximating 225,000 square feet constructed and an additional 60,000 square feet currently under construction. Total buildout, including expansions of existing buildings, on these parcels will approximate 650,000 square feet.

Indigo Commercial Realty Inc., a commercial real estate brokerage company formed in 1981, is the Company's agent in the management of developed commercial and undeveloped acreage. Approximately 24 acres of fully developed sites located in the Daytona Beach area and owned by Indigo Group Inc. were available for sale at December 31, 2006. All development and improvement costs have been completed at these sites.

ITEM 1. BUSINESS (CONTINUED)

RESIDENTIAL. During 2005, Indigo Group Ltd sold its remaining residential lot inventory in Tomoka Heights, a 180-acre development adjacent to Lake Henry in Highlands County, Florida. The remaining residential lots in Riverwood Plantation, a 180-acre community in Port Orange, Florida, were sold during 2004.

AGRICULTURAL OPERATIONS. The Company’s agricultural lands encompass approximately 11,000 acres on the west side of Daytona Beach, Florida. Management believes the geographic location of this tract is excellent. In addition to access by major highways (Interstate 95, State Road 40, and International Speedway Boulevard), the internal road system for forestry and other agricultural purposes is good. In the summer of 1998 wildfires ravaged central Florida, destroying approximately 8,500 acres of the Company’s timber land. This and the sale of an approximate 11,000-acre parcel to St. Johns River Water Management District in 1997 have reduced the Company’s potential for future income from sales of forest products. Expenses associated with forestry operations consist primarily of real estate taxes, with additional expenses including the costs of installing and maintaining roads and drainage systems, reforestation, and wildfire suppression.

After the wildfires experienced in 1998, the Company began replanting approximately 1,000 acres annually in timber. It is anticipated that the newly planted timber will reach maturity in 14 to 20 years. Based on current growth projections, a significant portion of the replanted lands east of Interstate 95 and along LPGA Boulevard and certain lands west of Interstate 95 appear to be in the path of the area’s growth, which could result in some portions of the property being sold prior to the maturity of the timber crop. This predicament prompted the Company to develop a business plan in the early 2000’s for conversion of unplanted and immature timber lands into other agricultural uses that would produce saleable crops on a shorter maturity schedule.

In late 2004, the Company formed a wholly owned subsidiary, W. Hay LLC, to manage the conversion of these timber lands into hay production. Annually, management assesses which areas should be converted from timber into hay operations. These decisions are based on the current economics of both the timber and hay businesses, and the then current evaluation of the estimated maturity date of planted timber parcels. As mature timber is harvested, the decision to replant or convert is evaluated on the same criteria. It is currently anticipated that over time a significant portion of the Company’s lands will be converted into hay production.

During 2005, the Company hired a staff to manage and operate equipment for the ongoing hay operations. Approximately 80 acres of land were planted during 2005, with the first harvest in the first quarter of 2006. During 2006, the Company continued to expand its hay operations with the addition of new employees and equipment. At the end of 2006, approximately 200 acres were planted with an additional 175 acres in various stages of clearing and planting. Harvesting activities were limited in 2006 due to a significant shortage of rainfall throughout the year.

ITEM 1. BUSINESS (CONTINUED)

SUBSURFACE INTERESTS. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 516,000 "surface" acres of land owned by others in various parts of Florida, equivalent to approximately 283,000 acres in terms of full interest. The Company leases its interests to mineral exploration firms when such firms deem exploration to be financially feasible. The Company’s basis in subsurface interests is $574.

Leases on 800 acres have reached maturity; but, in accordance with their terms, are held by the oil companies without annual rental payments because of producing oil wells, from which the Company receives royalties.

The Company’s current policy is not to release any ownership rights with respect to its reserved mineral rights. The Company will release surface entry rights or other rights upon request of a surface owner who requires such a release for a negotiated release price based on a percentage of the surface value. In connection with any release, the Company charges a minimum administrative fee.

At December 31, 2006, there were two producing oil wells on the Company's interests. Volume in 2006 was 105,533 barrels and volume in 2005 was 95,062 barrels from three producing wells. Production in barrels for prior recent years was: 2004 - 109,114, 2003 - 100,098, and 2002 - 115,453.

INCOME PROPERTIES

The Company’s business strategy involves becoming a company, over time, with a more predictable earnings pattern from geographically dispersed real estate holdings. To this end, the Company has acquired twenty-five income properties since 2000. Following is a summary of these properties:

LOCATION	TENANT	AREA (SQUARE FEET)	YEAR PURCHASED
Tallahassee, Florida	CVS	10,880	2000
Daytona Beach, Florida	Barnes & Noble	28,000	2001
Lakeland, Florida	Barnes & Noble	18,150	2001
Sanford, Florida	CVS	11,900	2001
Palm Bay, Florida	Walgreens	13,905	2001
Clermont, Florida	CVS	13,824	2002
Melbourne, Florida	CVS	10,908	2003
Sebring, Florida	CVS	12,174	2003
Kissimmee, Florida	Walgreens	13,905	2003
Orlando, Florida	Walgreens	15,120	2003
Sanford, Florida	CVS	13,813	2003
Apopka, Florida	Walgreens	14,560	2004
Clermont, Florida	Walgreens	13,650	2004
Sebastian, Florida	CVS	13,813	2004
Alpharetta, Georgia	Walgreens	15,120	2004
Powder Springs, Georgia	Walgreens	15,120	2004
Lexington,North Carolina	Lowe’s	114,734	2005
Alpharetta, Georgia	RBC Centura Bank	4,128	2005
Asheville, North Carolina	NorthernTool & Equipment	25,454	2005
Altamonte Springs, Florida	RBC Centura Bank	4,135	2005
Vero Beach, Florida	CVS	13,813	2005
Orlando, Florida	RBC Centura Bank	4,128	2005
Clermont, Florida	CVS	13,813	2005
McDonough, Georgia	Dick’s Sporting Goods	45,000	2006
McDonough, Georgia	Best Buy	30,000	2006
25 Properties		490,047

ITEM 1. BUSINESS (CONTINUED)

With the exception of the Dick’s Sporting Goods and Best Buy properties acquired in 2006, all properties are leased on a long-term, double or triple-net lease basis.

During the third quarter of 2004, CVS Corp.(“CVS”) completed the acquisition of a portion of the Eckerd pharmacy chain, including all of the Florida stores. As part of the integration of the Eckerd chain into its system, some of the acquired stores were closed.

Four stores owned by the Company were closed by CVS. The tenant is obligated on the leases and continues to make lease payments. Three of the four closed stores have been subleased.

Other rental property is limited to ground leases for billboards, a communication tower site, and hunting leases covering 7,025 acres. A 12-acre auto dealership site, formerly under lease, was sold in 2006 at a profit approximating $437,000 before income taxes.

GOLF OPERATIONS

On September 1, 1997, responsibility for the operations of the LPGA International golf courses was transferred from the City of Daytona Beach to a wholly owned subsidiary of the Company. The agreement with the City of Daytona Beach provided for a second golf course and a clubhouse to be constructed by the Company in return for a long-term lease from the City on both golf courses.

The second golf course was constructed by the Company and opened for play in October 1998. The first phase of the clubhouse, which consisted primarily of the cart barn, was completed in 1999. Construction of the final phase of the clubhouse, consisting of a 17,000 square-foot facility including a pro shop, locker rooms, formal dining and banquet rooms, and a swimming pool, was completed in December 2000 and opened for business in January 2001.

GENERAL, CORPORATE AND OTHER OPERATIONS

Land development beyond that discussed at "Business - Real Estate Operations" will necessarily depend upon the long-range economic and population growth of Florida and may be significantly affected by fluctuations in economic conditions, prices of Florida real estate, and the amount of resources available to the Company for development.

EMPLOYEES

The Company has twenty-five employees and considers its employee relations to be satisfactory.

AVAILABLE INFORMATION

The Company’s website is www.ctlc.com. The Company makes available on this website, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the Company electronically files or furnishes such materials to the SEC, and has done so since March 2003, the date that the Company’s website became active. The Company will also provide paper copies of these filings free of charge upon a specific request in writing for such filing to the Company’s Secretary, P.O. Box 10809, Daytona Beach, Florida 32120-0809.

ITEM 1A. RISK FACTORS

The real estate business is subject to a number of significant risks. The risks described below may not be the only risks which potentially could impact our business. These additional risks include those which are unknown at this time or that are currently considered immaterial. If any of the circumstances described below actually occur to a significant degree, our business, financial condition, and/or results of operations could suffer, and the trading price of the Company’s common stock could decline.

FUTURE CHANGES IN THE REAL ESTATE MARKET COULD AFFECT THE VALUE OF
OUR PROPERTIES AND BUSINESS

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

OUR FUTURE SUCCESS WILL DEPEND UPON OUR ABILITY TO SUCCESSFULLY EXECUTE ACQUISITION OR DEVELOPMENT STRATEGIES

There is no assurance that we will be able to continue to implement our strategy of investing in income properties successfully. Additionally, there is no assurance that the income property portfolio will expand at all, or if it will expand at any specified rate or to any specified size. In addition, investment in additional real estate assets is subject to a number of risks. As we expect to invest in markets other than the ones in which currently owned properties are located, we will be subject to risks associated with investment in new markets that may be relatively unfamiliar to us.

Development activities are subject to the risks normally associated with these activities. These risks include those relating to the availability and timely receipt of zoning and other regulatory approvals, the cost and timely completion of construction (including risks from factors beyond our control, such as weather, labor conditions, or material shortages), and the ability to obtain both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken or provide a tenant the opportunity to terminate a lease. Any of these situations may delay or eliminate proceeds or cash flows expected from these projects, which could have an adverse affect on our financial condition and results of operations.

OUR OPERATIONS COULD BE NEGATIVELY IMPACTED BY THE LOSS OF KEY MANAGEMENT PERSONNEL

Our future success depends, to a significant degree, on the efforts of each member of senior management. Replacement of any member of senior management could adversely affect our operations and our ability to execute business strategies. Our Company does not have key man life insurance policies on members of senior management.

ITEM 1A. RISK FACTORS (CONTINUED)

CHANGES IN LOCAL, REGIONAL, AND NATIONAL ECONOMIC CONDITIONS COULDADVERSELY AFFECT OUR BUSINESS

The real estate development industry is cyclical in nature and is particularly vulnerable to shifts in local, regional, and national economic conditions outside of our control, such as:

*	short and long-term interest rates;
*	housing demand;
*	population growth; and
*	employment levels and job growth;
*	property taxes; and
*	property and casualty insurance.

The real estate business is subject to a number of economic factors including the impact of rising and falling interest rates, which can affect the ability of purchasers to obtain financing, and population growth, which impacts supply and demand for new homes, as well as goods and services; and hence, land to meet those needs.

Any decline in the regional or national economies could adversely impact real estate sales and revenues. Accordingly, our financial condition could be adversely affected by any weakening in the regional or national economy.

In addition, weather conditions and natural disasters such as hurricanes, tornadoes, floods, droughts, fires, and other environmental conditions can adversely affect the Company’s business.

THE REAL ESTATE BUSINESS IS SUBJECT TO ENVIRONMENTAL AND LAND USE REGULATIONS

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

Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. Additionally, development moratoriums may be imposed due to traffic over capacity on roads. In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year. If municipalities in which the Company owns land and operates take actions like these, it could have an adverse affect by causing delays, increasing costs, or limiting the ability to operate in those municipalities.

WE SELL PROPERTY IN A HIGHLY COMPETITIVE MARKET, WHICH COULD HURT FUTURE BUSINESS

Our competitors are primarily other landowners in the Volusia County area. These competitive conditions can make it difficult to sell land at desirable prices and can adversely affect operations, financial condition, or results of operations.

ITEM 1A. RISK FACTORS (CONTINUED)

OUR QUARTERLY RESULTS ARE SUBJECT TO VARIABILITY

We derive a substantial portion of our income from land sales. The timing of commercial land sales activity is not predictable and is generally subject to the purchaser’s ability to obtain approvals from the city, county and regulatory agencies for their intended use of the land on a timely basis. As these approvals are subject to third party responses, it is not uncommon for delays to occur, which affect the timing of sales closings. These timing issues have caused, and may continue to cause, our operating results to vary significantly from quarter to quarter and year to year.

LOSS OF REVENUES FROM MAJOR TENANTS WOULD REDUCE CASH FLOW

The two largest income property tenants-CVS and Walgreens-accounted for in excess of 10% of base rent individually and in the aggregate approximately 57% of base rent as of December 31, 2006. The default, financial distress, or bankruptcy of one or both of these tenants could cause substantial vacancies. Vacancies reduce revenues until the affected properties can be re-leased and could decrease the ultimate sale value of each such vacant property. Upon the expiration of the leases that are currently in place, we may not be able to re-lease a vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing.

THERE ARE A NUMBER OF RISKS INHERENT IN OWNING INCOME PROPERTIES

Factors beyond our control can affect the performance and value of the income properties’ portfolio. Changes in national, regional, and local economic and market conditions may affect the performance of the income properties and their value. Local real estate market conditions may include excess supply and intense competition for tenants, including competition based on:

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

ITEM 1A. RISK FACTORS (CONTINUED)

FUTURE GROWTH AND REAL ESTATE DEVELOPMENT REQUIRES ADDITIONAL CAPITAL
THE AVAILABILITY OF WHICH IS NOT ASSURED

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
COULD ADVERSELY AFFECT OPERATING RESULTS

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
PRICE MAY FLUCTUATE MORE THAN THE STOCK MARKET AS A WHOLE

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

ITEM 2. PROPERTIES

Land holdings of the Company and its affiliates, which are primarily located in Florida, include: approximately 11,500 acres (including commercial/retail sites) in the Daytona Beach area of Volusia County; approximately 3 acres in Highlands County; retail buildings located on 67 acres throughout Florida, Georgia, and North Carolina; and full or fractional subsurface oil, gas, and mineral interests in approximately 516,000 "surface acres" in 20 Florida counties. Approximately 3,000 acres of the lands located in Volusia County are encumbered under a mortgage. The conversion and subsequent utilization of these assets provides the base of the Company’s operations.

The Volusia County holdings include approximately 10,300 acres within the city limits of Daytona Beach and small acreages in the Cities of Ormond Beach and Port Orange. During 2003, the Company acquired 946 acres of land, which will be used for wetlands mitigation. During 2005, the Company purchased $5.1 million of wetland mitigation credits, equivalent to 200 credits. At December 31, 2006, there were 126 mitigation credits remaining with a book value of $3.5 million. Of the 10,300 acres inside the city limits of Daytona Beach, approximately 1,120 acres have received development approval by governmental agencies. The 1,120 acres plus approximately 730 acres owned by the City of Daytona Beach, 446 acres owned by Indigo Community Development District, and 2,000 acres sold to others for development are the site of a long-term, mixed-use development which includes "LPGA International." LPGA International includes the national headquarters of the Ladies Professional Golf Association, along with two "Signature" golf courses and a residential community, a clubhouse, a maintenance facility, and main entrance roads to serve the LPGA International community.

On October 22, 2004, the Company closed on the sale of most of the remaining land (over 1,000 acres) within the LPGA International community. The sale to MSKP, which had previously purchased 261 acres within the development, was for a sales price of approximately $18,000,000. The sale included acreage around the Legends golf course, several commercial parcels fronting International Speedway Boulevard and LPGA Boulevard, and a hotel/resort parcel adjacent to the LPGA International Clubhouse. MSKP has become the community’s master developer, and a subsidiary of the Company continues to operate the golf facilities.

The lands not currently being developed, including those on which development approvals have been received, are involved in active agricultural operations, except for a 12-acre parcel at the Interstate 95 and Taylor Road interchange in the Port Orange area, south of Daytona Beach, straddles Interstate 95 for 6-1/2 miles between International Speedway Boulevard (U. S. Highway 92) and State Road 40, with approximately 9,900 acres west and 1,600 acres east of the interstate.

Subsidiaries of the Company are holders of the developed Volusia County properties and are involved in the development of additional lands zoned for commercial or industrial purposes.

The Company's oil, gas, and mineral interests, which are equivalent to full rights on 283,000 acres, were acquired by retaining subsurface rights when acreage was sold many years ago.

ITEM 2. PROPERTIES (CONTINUED)

During 2005, the Company sold its remaining lot inventory located at the 180-acre Tomoka Heights development in Highlands County, Florida. IG Ltd developed this community, located adjacent to Lake Henry, which consisted of single-family and duplex units.

The Company also owns and operates properties for leasing. These properties are discussed in “Business-Income Properties.”

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK PRICES AND DIVIDENDS

The Company's common stock trades on the American Stock Exchange (“AMEX”) under the symbol CTO. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends paid per share over the two years ended December 31, 2006:

2006	$.34
2005	$.30

Indicated below are high and low sales prices for the quarters of the last two fiscal years. All quotations represent actual transactions.

	2006		2005
	High	Low	High	Low
	$	$	$	$
First Quarter	72.59	60.99	57.23	44.30
Second Quarter	63.04	52.00	87.00	70.25
Third Quarter	67.37	52.60	90.25	62.35
Fourth Quarter	73.99	63.00	71.25	63.76

Approximate number of shareholders of record as of March 1, 2007 (without regard to shares held in nominee or street name): 812.

There have been no sales of unregistered securities within the past three years.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED)

EQUITY COMPENSATION PLAN INFORMATION
The Company maintains the 2001 Stock Option Plan (“the Plan”) pursuant to which 500,000 shares of the Company’s common stock may be issued. The Plan in place was approved at the April 25, 2001 Shareholders’ meeting. Under the Plan, the option exercise price equals the stock market price on the date of grant. The options vest over five-years and all expire after ten-years. The Plan provides for the grant of (1) incentive stock options, which satisfy the requirements of Internal Revenue Code (IRC) Section 422, and (2) non-qualified options which are not entitled to favorable tax treatment under IRC Section 422. No optionee may exercise incentive stock options in any calendar year for shares of common stock having a total market value of more than $100,000 on the date of grant (subject to certain carryover provisions). In connection with the grant of non-qualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock equal to a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise. All options granted to date have been non-qualified options.

	Number of Securities to
	be Issued Upon Exercise	Weighted Average Exercise	Number of Securities
	of Outstanding Options,	Price of Outstanding Options,	Remaining Available
	Warrants and Rights	Warrants and Rights	for Future Issuance
Plan Category
Equity Compensation Plans
Approved by Security Holders:	172,200	$ 41.96	180,000

Equity Compensation Plans not
Approved by Security Holders:	--	--

TOTAL	172,200	$ 41.96	180,000

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Consolidated-Tomoka Land Co., The AMEX Composite Index
And a Peer Group
The following performance graph shows a comparison of cumulative total shareholder return from a $100 investment in stock of the Company over the five-year period ending December 31, 2006, with the cumulative shareholder return of the American Stock Exchange Composite Index and the Real Estate Industry Index (MG Industry Group), which consists of five companies; American
Community Properties Trust, Avatar Holdings, California Coastal Communities Inc., Maxxam Inc., and Oakridge Holdings Inc. Note that historic stock price performance is not necessarily indicative of future price performance.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Five-Year Financial Highlights
(Unaudited)
(In thousands except per share amounts)
	2006		2005	2004		2003		2002
		$	$		$	$	$
Summary of Operations:
Revenues:
Real Estate	42,336		43,510	41,878		33,029		26,809
Profit on Sales of Other Real Estate Interest	679		272	210		632		151
Interest and Other Income	574		938	1,003		1,114		1,464
TOTAL	43,589		44,720	43,091		34,775		28,424

Operating Costs and Expenses	(15,280)		(13,775)	(14,286)		(8,856)		(10,150)
General and Administrative Expenses	(6,819)		(7,997)	(5,073)		(4,588)		(3,407)
Income Taxes	(7,486)		(8,126)	(9,134)		(8,197)		(5,636)
Income Before Discontinued Operations, and Cumulative effect of Change
in Accounting Principles	14,004		14,822	14,598		13,134		9,231
Income (Loss) from Discontinued Operations, Net of tax	240		(4)	54		60		55
Cumulative Effect of Change in Accounting Principles, Net of Tax	(216)		--	--		--		--
Net Income (Loss)	14,028		14,818	14,652		13,194		9,286

Basic Earnings Per Share:
Income Before Discontinued Operations
and Cumulative Effect of Change
in Accounting Principles	2.47		2.62	2.59		2.34		1.64
Income(Loss)from Discontinued Operations, Net of Tax	0.04		--	0.01		0.01		0.01
Cumulative Effect of Change in
Accounting Principles, Net of Tax	(0.04)		--	--		--		--
Net Income	2.47		2.62	2.60		2.35		1.65

Diluted Earnings Per Share:
Income Before Discontinued Operations,
and Cumulative Effect of Change
in Accounting Principles	2.46		2.58	2.57		2.32		1.64
Income(Loss)from Discontinued Operations, Net of Tax	0.04		--	0.01		0.01		0.01
Cumulative Effect of Change in
Accounting Principles, Net of Tax	(0.04)		--	--		--		--
Net Income	2.46		2.58	2.58		2.33		1.65

Dividends Paid Per Share	0.34		0.30	0.26		0.22		0.20

Summary of Financial Position:
Total Assets	153,774		143,258	119,221		97,906		74,326
Shareholders' Equity	102,997		94,268	79,611		65,658		52,858
Long-Term Debt	7,062		7,298	8,717		10,129		9,235

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OPERATIONS OVERVIEW

The Company is primarily engaged in real estate land sales and development, reinvestment of land sales proceeds into income properties, and golf course operations. The Company is owner of approximately 11,500 acres in Florida, of which approximately 10,300 are located within the City of Daytona Beach, and form a substantial portion of the western boundary of Daytona Beach. The Company lands are well located in the growing central Florida Interstate 4 corridor, providing an excellent opportunity for reasonably stable land sales in the near-term future and following years.

With its substantial land holdings in Daytona Beach, the Company has parcels available for the entire spectrum of real estate uses. Along with land sales, the Company selectively develops parcels primarily for commercial uses. Sales and development activity on and around Company owned lands have been strong in the last five years. Although pricing levels and changes by the Company and its immediate competitors can affect sales, the Company generally enjoys a competitive edge due to low costs associated with long-time land ownership and a significant ownership position in the immediate market.

During 2006, the Company sold approximately 213 acres of land. These land sales primarily occurred within the Company’s western Daytona Beach area core land holdings and continue the trend over the last five years of strong sales and development activities. These activities include the sale of 120 acres of land to Florida Hospital in 2005 for the construction of a new facility, which commenced in the second quarter of 2006, the expansion of the Daytona Beach Auto Mall, the opening of a second office building in the Cornerstone Office Park, the continued development within the 250-acre Gateway Commerce Park, and the sale of approximately 100 acres of land on which a private high school is expected to be built. Residential development has also been strong on lands sold by the Company in prior years, including within the LPGA International community, and on other lands both east and west of Interstate 95. These development activities tend to create additional buyer interest and sales opportunities. While most national homebuilders have experienced significant reductions in new sales contracts from the peak in mid to late 2005, the Company has experienced a relatively stable Daytona Beach commercial real estate market.

In 2000, the Company initiated a strategy of investing in income properties utilizing the proceeds of agricultural land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes. By the end of 2006, the Company had invested approximately $110 million in twenty-five income properties through this process, with an additional $1.2 million held by a qualified intermediary for investment in additional properties.

During the third quarter of 2004, CVS Corp (“CVS”) completed the acquisition of a portion of the Eckerd pharmacy chain, including all of the Florida stores. As part of the integration of the Eckerd chain into its system, some of the newly acquired stores were closed. Four CVS stores owned by the Company were closed. The tenant is obligated on the leases and continues to make lease payments. Three of the four stores have been subleased to quality tenants. Management has reassessed the value of these properties and concluded there is no impairment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

With an investment base of approximately $110 million in income properties, lease revenue of approximately $8.5 million is expected to be generated annually. This income, along with income from additional net-lease income property investments, will decrease earnings volatility in future years and add to overall financial performance. The Company is now in a position to consider other forms of real estate investment to diversify and enhance potential returns.

Golf operations consist of the operation of the golf courses, a clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95, south and east of LPGA Boulevard. The Champions course was designed by Reese Jones and the Legends course was designed by Arthur Hills.

Over the last three years, golf revenues have grown despite an overall decline in golf course revenues in Florida. The Florida golf industry has been hurt by over building of golf courses and hurricane activity over the past three years. While little damage was sustained from the hurricanes, business virtually came to a standstill for several weeks in 2004 as locals were preoccupied with cleanup and repair, and the local and state tourism industry has been slow to recover. Improvement in golf course operations is a function of increased tourist demand, a reduction in new golf course construction which has been experienced in the last several years, and increased residential growth in LPGA International and adjoining land to the west and northwest. LPGA International and nearby projects currently under development are planned to contain about 4,000 additional dwelling units.

Food and banquet service revenues at the clubhouse, generally have improved annually since its opening in January 2001. Continued improvement over time is a function of the same factors impacting the golf courses: increased demand and new home construction. The Company’s efforts to improve revenues and profitability have focused on providing quality products and services while maintaining consistent and stringent cost control for golf course and food service activities.

During 2004, the Company’s 2002 Federal Income Tax Return was examined by the Internal Revenue Service (“IRS”). The IRS disallowed the deferral of gains taken under Internal Revenue Code (“IRC”) Section 1031 on three transactions, which took place on lands within the Company’s Development of Regional Impact (“DRI”). The Company appealed the IRS’s position, and in early 2006 settled with the IRS by entering into a closing agreement. The settlement, which affects tax year 2002 and all subsequent years, relates only to transactions within the Company’s DRI. For tax years after 2002, the settlement provides that as to all DRI lands, 70% of gains and related income taxes on sales qualifying for IRC Section 1031 will receive tax deferred treatment and 30% will not be allowed tax deferred treatment.

In accordance with the settlement, amended tax returns were filed for years 2003 and 2004. The settlement for all years resulted in the reclassification, during 2005, of approximately $5.0 million of previously deferred federal and state income taxes to current income taxes payable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SUMMARY OF 2006 OPERATING RESULTS

For the year ended December 31, 2006 profits of $14,028,322, equivalent to $2.47 per share, were earned. These profits represented a 5% decrease from calendar year 2005 profits totaling $14,817,750, equivalent to $2.62 per share. The downturn was primarily attributed to lower commercial land sales revenue, with 2005 results including the sale of 120 acres, at a price approximating $18 million to Florida Hospital for the future site of its hospital. Results from income properties partially offset the lower land sales volume with a 23% increase in earnings as two properties were acquired in 2006 and seven properties acquired throughout 2005. General and administrative expenses declined in 2006 compared to 2005 due to lower stock option expense accruals. Included in 2006’s results were income, net of tax, from discontinued operations of $240,476, equivalent to $.04 per share, which represented the operation and sale of an auto dealership facility site in Daytona Beach, Florida, which was being held as an income property. Also included in net income for 2006 was a charge of $216,093, net of tax, equivalent to $.04 per share, for the cumulative effect of change in accounting principle for the adoption of SFAS No.123(revised 2004) “Share Based Payment” (“SFAS 123R”) accounting for stock options.

The Company also uses Earnings before Depreciation, Amortization and Deferred Taxes (EBDDT) as a performance measure. The Company’s strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT:

	Year Ended
	December 31,
	2006	2005
Net Income	$14,028,322	$14,817,750
Add Back:
Depreciation and Amortization	2,265,848	1,755,127
Deferred Taxes	5,332,513	(1,775,401)

Earnings before Depreciation,
Amortization and Deferred Taxes	$21,626,683	$14,797,476

EBDDT is calculated by adding depreciation, amortization, and deferred income tax to net income as they represent non-cash charges. EBDDT is not a measure of operating results or cash flows from operating activities as defined by U.S. generally accepted accounting principles. Further, EBDDT is not necessarily indicative of cash availability to fund cash needs and should not be considered as an alternative to cash flow as a measure of liquidity. The Company believes, however, that EBDDT provides relevant information about operations and is useful, along with net income, for an understanding of the Company’s operating results.

EBDDT totaled $21,626,683 in 2006, a significant increase over EBDDT of $14,797,476 recorded in 2005. The gain in EBDDT was due a substantial increase in the add back for deferred taxes with all qualifying profits from 2006 sales deferred for tax purposes. During 2005 suitable reinvestment properties for $12.1 million of tax deferred profits were not available due to market conditions, and a settlement with the Internal Revenue Service was reached which reduced deferred taxes by approximately $5.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REAL ESTATE SALES
During 2006, the sale of 213 acres of land generated revenues of $28,941,749 and profits totaling $21,811,380. These profits represent a 15% downturn from the profits of $25,581,408 posted in 2005’s twelve months. Profits for 2005 were realized on the sale of 317 acres of land which produced revenues totaling $32,073,472.

INCOME PROPERTIES
Revenues from income properties of $8,183,729 were recorded in 2006 and represented a 24% increase over 2005’s revenues amounting to $6,618,299. The revenue gain resulted in a 23% rise in profits from income properties for the twelve months of 2006 compared to 2005’s same period. Profits from income properties were $6,723,017 and $5,446,014 for 2006 and 2005, respectively. These favorable results were achieved with the addition of two new properties during 2006 and seven new properties throughout the year in 2005. Income properties costs and expenses rose 25% during 2006 compared to the prior year due to additional depreciation associated with the properties acquired.

GOLF OPERATIONS
Golf operations revenues of $5,210,725 were posted in 2006 and represented an 8% rise over 2005 revenues totaling $4,817,913. Both golf and food and beverage activities contributed to the gain. Golf revenues rose 8% on a 6% increase in the number of rounds played and a 5% rise in the average rate paid per round. Food and beverage revenues increased 9% when compared to the prior year. Despite this increase in revenues, losses from golf operations increased 14%. The increased loss was primarily due to a $341,000 non-cash adjustment made in accordance with Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The adjustment relates to recording the expense for the lease of the golf course properties on a straight-line basis and related depreciation of property under the lease. With this adjustment, along with increased expenses primarily resulting from the increase in volume, golf operations expenses increased 9% in 2006 to $6,688,617. Golf operations costs and expenses totaled $6,110,612 in 2005. Losses from golf operations amounted to $1,477,892 and $1,292,699 for the twelve months of 2006 and 2005, respectively. Without the adjustment discussed above, golf operations net loss would have improved $156,000 compared to the prior year.

GENERAL, CORPORATE AND OTHER
The release of subsurface rights on 610 acres in 2006 and 1,484 acres during 2005 produced profits on sales of other real estate interests totaling $679,315 and $272,293, respectively.

Interest and other income decreased 39% to $573,735 for calendar year 2006. This decline, from $937,979 during 2005, was attributed to lower earnings on interest from mortgage notes receivable, as there were no notes outstanding during the year, and lower earnings on funds held for reinvestment through the like-kind exchange process.

General and administrative expenses totaled $6,819,371 for the year 2006 compared to $7,997,058 in 2005’s same period. This 15% reduction was primarily the result of lower stock option expense in 2006 as the price of the Company’s stock rose significantly in 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During 2006, the Company made charitable contributions of land to qualified organizations. As the Company has reasonable assurance that it will generate taxable income over the five-year carryforward period to utilize a portion of these income tax deductions, the contributions resulted in an approximate $690,000 positive adjustment to the income tax provision. This positive adjustment resulted in an effective tax rate approximating 35% for the year.

During 2005, the Company generated significant taxable income, and there was reasonable assurance the Company would produce taxable income for the remainder of the year. Due to this taxable income, the deferred tax asset valuation allowance associated with charitable contribution carryforwards was reversed, resulting in a $695,000 positive adjustment to the income tax provision for 2005 and an effective tax rate approximating 35%.

In May 2006, the Company sold a former automobile dealership site located in Daytona Beach, Florida, which was being held as an income property. The financial results of operations and sale of this property have been reported separately as discontinued operations in the financial statements. Income, net of income taxes, of $240,476 and a loss of $3,439 were posted in 2006 and 2005, respectively.

On January 1, 2006, the Company implemented SFAS No. 123R. The implementation resulted in the recording of a $216,093, net of income tax, cumulative effect of change in accounting principle during the first quarter.

SUMMARY OF 2005 OPERATING RESULTS

For the twelve months of 2005, the Company generated net income of $14,817,750, equivalent to $2.62 per basic share. This net income represented a slight gain over 2004's net income totaling $14,651,739, equivalent to $2.60 per basic share. These positive results were achieved on a 3% increase in profits from real estate sales combined with a 38% jump in earnings from income properties and somewhat offset by increased general and administrative expenses due to increased stock option expense accruals resulting from the rise in the Company’s stock price.

During 2005, the Company deferred profit after income taxes of approximately $3.3 million or $.58 per basic share resulting from cash sales closed during the year for which the Company has post-closing obligations. A majority of the obligations were completed in 2006, with the deferred profit on that portion recognized in the Company’s 2006 earnings.

The Company also uses Earnings before Depreciation, Amortization and Deferred Taxes (EBDDT) as a performance measure. The Company’s strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following is the calculation of EBDDT:

	Year Ended
December 31,	December 31,
	2005	2004
Net Income	$14,817,750	$14,651,739
Add Back:
Depreciation and Amortization	1,755,127	1,344,315
Deferred Taxes	(1,775,401)	8,589,976

Earnings before Depreciation,
Amortization and Deferred Taxes	$14,797,476	$24,586,030

EBDDT is not a measure of operating results or cash flows from operating activities as defined by U.S. generally accepted accounting principles. Further, EBDDT is not necessarily indicative of cash availability to fund cash needs and should not be considered as an alternative to cash flow as a measure of liquidity. The Company believes, however, that EBDDT provides relevant information about operations and is useful, along with net income, for an understanding of the Company’s operating results.

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

RESULTS OF OPERATIONS
2005 Compared to 2004

REAL ESTATE OPERATIONS

REAL ESTATE SALES
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

INCOME PROPERTIES
The addition of seven new properties during 2005 resulted in substantial increases in both revenues and net income from income properties when compared to 2004's results. Revenues of $6,618,299 were posted during 2005 and represent a 42% increase over the prior year’s revenues amounting to $4,658,746. This revenue increase produced a 41% rise in profits from income properties, with profits of $5,446,014 generated in 2005. Profits from income properties totaled $3,851,279 during 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GOLF OPERATIONS
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

GENERAL, CORPORATE AND OTHER
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

General and administrative expenses rose 58% during 2005 when compared to the prior year. The increase in costs was directly attributable to higher stock option expense, as the result of the increase in the Company’s stock price. General and administrative expenses totaled $7,997,058 and $5,073,285 for the years 2005 and 2004, respectively.

During 2005, the Company generated significant taxable income. Due to this taxable income, the deferred tax asset valuation allowance associated with charitable contribution carryforwards was reversed during the year, resulting in a $791,045 positive adjustment to the income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Although cash, restricted cash, and investment securities decreased $9,603,976 during 2006, the balance sheet of the Company remains strong. Cash, restricted cash and investment securities totaled $13,704,431 at December 31, 2006 while notes payable amounted to $7,061,531, with no outstanding borrowings on the Company’s $10.0 million revolving line of credit. The primary uses of funds during the year were for the acquisition of income properties, road and utility construction, and the payment of income taxes.

The acquisition of property, plant, and equipment in 2006 totaled $16.1 million, including the acquisition of two income properties in the Atlanta, Georgia market at a price approximating $15.3 million, of which $859,000 was allocated to intangible assets for the market value of the lease. An additional $1.4 million was expended for the conversion of land to hay fields and hay equipment. Road and utility improvements approximated $6.8 for the year and included the completion of Tomoka Farms Road on the west side of Interstate 95.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The payment of income taxes during 2006 approximated $5.5 million and included the payment of taxes resulting from the 2002 tax audit, and the amendment of the 2003 and 2004 income tax returns as the result of the settlement the Company reached with the Internal Revenue Service on its like-kind exchange transactions which occurred with the Company’s Development of Regional Impact lands.

Additional uses of cash during 2006 included the payment of dividends totaling $1,933,441, equivalent to $.34 per share.

Capital expenditures projected for 2007 approximate $9 million in addition to funds to be invested in income properties. The use of these funds is centered on road construction, conversion of timber lands to hay, and construction of a 23,000 square-foot office building. The office building, of which approximately 40% will be pre-leased to a credit tenant with the remainder held as speculative space at this time, will be financed to the extent of 50% of the project value.

Capital to fund the planned expenditures in 2007 is expected to be provided from cash and investment securities (as they mature), operating activities, and current financing sources in place. The Company also has the ability to borrow on a non-recourse basis against its existing income properties, which are all free of debt as of the date of this filing. As additional funds become available through qualified sales, the Company expects to invest in additional real estate opportunities.

At December 31, 2006, approximately $1.2 million was held by a qualified intermediary to invest in income properties through the completion of the like-kind exchange process. In addition to these funds, at December 31, 2006, the Company held $8.5 million in investment securities for investment in properties which was generated through Internal Revenue Code Section 1033 involuntary conversion under threat of condemnation tax deferral provisions. This process allows the Company to hold the proceeds up to three years after the close of the tax year to reinvest the proceeds tax-deferred.

The Company’s Board of Directors and management periodically review the allocation of any excess capital with a goal of providing the highest return for all shareholders over the long term. The reviews include consideration of various alternatives, including increasing regular dividends, declaring special dividends, commencing a stock repurchase program, and retaining funds for reinvestment. At its July 26, 2006 meeting, the Board increased the quarterly dividend from $0.08 to $0.09 per share and reaffirmed its support for continuation of the 1031 tax deferred exchange strategy for investment of agricultural land sales proceeds and self-development of income properties on Company owned lands.

CONTRACTUAL OBLIGATIONS & COMMITMENTS

The Company has various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain development obligations; are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments on an undiscounted basis at December 31, 2006, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PAYMENT DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-Term Debt Obligations	$9,565,257	$763,033	$1,525,701	$1,525,153	$5,751,370
Operating Leases Obligations	13,699,895	439,330	835,565	532,500	11,892,500
Development Obligations	185,370	185,370	--	--	--
Total	$23,450,522	$1,387,733	$2,361,266	$2,057,653	$17,643,870

CRITICAL ACCOUNTING POLICIES

The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS No. 66, or the Company retains continuing involvement with the property.

During 2006, the Company closed two transactions for which the Company had post-closing obligations to provide off-site utilities and/or road improvements. Full cash payment was received at closing, and warranty deeds were transferred and recorded. The sales contracts do not provide any offsets, rescission or buy-back if the improvements are not made. On one of the transactions, all of the obligated improvements were completed prior to December 31, 2006, and thus no revenues or profits were deferred as of that date. Post-closing obligations still existed at December 31, 2006, on the second contract; and in accordance with SFAS No. 66 revenues and profits of $291,498 and $250,701, respectively were deferred, at that time. During 2006, revenues and profits of $5,304,246 and $5,032,240, respectively were recognized as the obligations were completed on four transactions which were closed in 2005 and deferred in accordance with SFAS No. 66. Continuing obligations still exist on two transactions which closed in 2005 with revenues and profits of $375,753 and $312,766 deferred, respectively at December 31, 2006. Total profits deferred at December 31, 2006, amounted to $563,467.

During 2005, the Company closed four transactions for which the Company had post-closing obligations to provide off-site road and/or utilities improvements. In all cases, full cash payment was received at closing, and a warranty deed was transferred and recorded. None of the sales contracts provide any offsets, rescission or buy-back if the improvements are not made. As the Company had retained these post-closing obligations, a portion of the revenues and profits on the sales were deferred in accordance with SFAS No. 66. The transactions are being accounted for on a percentage-of-completion method with revenues and profits recognized as costs are incurred. For the year ended December 31, 2005, revenues and profits of $5,679,999 and $5,345,006 were deferred, respectively. No income was deferred for the year ended December 31, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In accordance with SFAS No. 144, “Accounting for the Impairment or
Disposal of Long-Lived Assets,” the Company has reviewed the recoverability of long-lived assets, including real estate and development and property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may or may not be recoverable. Real estate and development is evaluated for impairment by estimating sales prices less costs to sell. Impairment on income properties and other property, plant, and equipment is measured using an undiscounted cash flow approach. There has been no material impairment of long-lived assets reflected in the consolidated financial statements.

At the time the Company’s debt was refinanced, the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133.” The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss. The Company measures the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability. This measure resulted in no ineffectiveness for the three years ended December 31, 2006. A liability in the amount of $348,108 and $494,945 at December 31, 2006 and 2005, respectively, has been established on the Company’s balance sheet. The change in fair value, net of applicable taxes, in the cumulative amount of $213,825 and $304,020 at December 31, 2006 and 2005, respectively, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

The Company maintains a stock option plan pursuant to which 500,000 shares of the Company's common stock may be issued. The Plan in place was approved at the April 25, 2001 Shareholders’ meeting. Under the Plan, the option exercise price equals the stock market price on the date of grant. The options vest over five years and all expire after ten years. The Plan provides for the grant of (1) incentive stock options, which satisfy the requirements of Internal Revenue Code (IRC) Section 422, and (2) non-qualified options which are not entitled to favorable tax treatment under IRC Section 422. No optionee may exercise incentive stock options in any calendar year for shares of common stock having a total market value of more than $100,000 on the date of grant (subject to certain carryover provisions).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Both the Company’s stock options and stock appreciation rights are liability classified awards under SFAS No. 123R and are required to be remeasured to fair value at each balance sheet date until the award is settled. For liability-classified awards, SFAS No. 123R requires an entity to remeasure the liability from its intrinsic value to its fair value on the adoption date, as the cumulative effect of change in accounting principle, net of any related tax effect. The Company remeasured the value of its stock options and stock appreciation rights as of January 1, 2006, which resulted in a cumulative effect of change in accounting principle, net of tax, totaling $216,093. Upon adoption of SFAS No. 123R, the Company also reclassified to liabilities the January 1, 2006, fair value of its stock options, which had been classified within shareholders’ equity in the amount of $3,074,749.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates. The objective of the Company’s asset management activities is to provide an adequate level of liquidity to fund operations and capital expansion, while minimizing market risk. The
Company utilizes overnight sweep accounts and short-term investments to minimize the interest rate risk. The Company does not actively invest or trade in equity securities. The Company does not believe that its interest rate risk related to cash equivalents and short-term investments is material due to the nature of the investments.

The Company manages its debt, considering investment opportunities and risk, tax consequences and overall financial strategies. The Company is primarily exposed to interest rate risk on its $8,000,000 ($7,061,531 outstanding at December 31, 2006) long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, the Company entered into an interest rate swap agreement during the second quarter of 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements appear beginning on page F-1 of this report. See Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with accountants on accounting and financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company has maintained effective internal control over financial reporting as of December 31, 2006.

The Company’s independent auditors have issued an attestation report on management’s assessment of the Company's internal control over financial reporting. This report appears on page F-3.

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

ITEM 9A. CONTROLS AND PROCEDURES (CONTINUED)

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be set forth herein, except for the information included under Executive Officers of the Company, is included in the company’s definitive proxy statement for its 2007 annual shareholders meeting (the “Proxy Statement”), which sections are incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages at January 31, 2007, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

William H. McMunn, 60, president of the Company since January 2000, and chief executive officer since April 2001.

Bruce W. Teeters, 61, senior vice president-finance and treasurer, since January 1988.

Robert F. Apgar, 59, senior vice president-general counsel since January 2003; assistant corporate secretary since February 2002; and vice president-general counsel from December 1990 to January 2003.

All of the above are elected annually as provided in the By-laws.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be set forth herein is included in Proxy Statement, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be set forth herein is included in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required to be set forth herein is included in the Proxy Statement, which section is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be set forth herein is included in the Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

2.	FINANCIAL STATEMENT SCHEDULES

Included in Part IV on Form 10-K:

Schedule III - Real Estate and Accumulated Depreciation on page 32 of Form 10-K

Other Schedules are omitted because of the absence of conditions under which they are required, materiality or because the required information is given in the financial statements or notes thereof.

3.	EXHIBITS

See Index to Exhibits on page 30 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

3/13/07	By:	/s/ William H. McMunn
William H. McMunn
President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

3/13/07	Chairman of the Board and Director	By: /s/ Bob D. Allen

3/13/07	President and Chief Executive
	Officer (Principal Executive Officer) and Director	/s/ William H, McMunn

3/13/07	Senior Vice President-Finance,
	Treasurer (Principal Financial and Accounting Officer)	/s/ Bruce W. Teeters

3/13/07	Director	/s/ John C. Adams, Jr.

3/13/07	Director	/s/ William J. Voges

3/13/07	Director	/s/ Gerald L. DeGood

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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
*
(10.3)	The Consolidated-Tomoka Land Co. 2001 Stock Option Plan effective April 25, 2001, filed with the registrant’s Form S-8 filed on June 20, 2001 and incorporated by this reference.	*
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
*
(10.6)	Master Loan and Security Agreement between Consolidated-Tomoka Land Co. and SunTrust Bank dated July 1, 2002, filed on Form 10-Q for the quarter ended June 30, 2002 and incorporated by this reference.	*
(10.7)	Master Loan and Security Agreement between Consolidated-Tomoka Land Co. and SunTrust Bank dated May 31, 2002, filed on Form 10-Q for the quarter ended June 30, 2002 and incorporated by this reference.	*
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
*
(10.10)	Form of Stock Option and SAR Agreement under the Consolidated-Tomoka Land Co. 2001 Stock Option Plan.	*
(21)	Subsidiaries of the Registrant.	*
(23.2)	Consent of Independent Registered Public Accounting Firm.	*

EXHIBIT INDEX (CONTINUED)

Page No.
(31.1)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
(31.2)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
(32.1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
(32.2)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

* - Incorporated by Reference

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEAR ENDED DECEMBER 31, 2006
COSTS CAPITALIZED
INITIAL COST TO COMPANY	SUBSEQUENT TO ACQUISITION

BUILDINGS &
DESCRIPTION	ENCUMBRANCES	LAND	IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS
$	$	$	$	$
Income Properties:
CVS, Tallahassee, FL	-0-	590,800	1,595,000	-0-	-0-
CVS, Sanford, FL	-0-	1,565,176	1,890,671	-0-	-0-
Barnes & Noble, Daytona Beach, FL	-0-	1,798,600	3,803,000	-0-	-0-
Barnes & Noble, Lakeland, FL	-0-	1,242,300	1,884,200	-0-	-0-
CVS, Clermont, FL	-0-	1,493,985	1,452,823	-0-	-0-
CVS, Sebring, FL	-0-	1,312,472	1,722,559	-0-	-0-
CVS, Melbourne, FL	-0-	1,567,788	919,186	-0-	-0-
CVS, Sanford, FL	-0-	2,345,694	1,275,625	-0-	-0-
CVS, Sebastian, FL	-0-	2,205,708	1,288,995	-0-	-0-
Walgreens, Palm Bay, FL	-0-	1,102,640	3,157,360	-0-	-0-
Walgreens, Kissimmee, FL	-0-	1,327,847	1,770,986	-0-	-0-
Walgreens, Orlando, FL	-0-	2,280,841	1,148,507	-0-	-0-
Walgreens, Clermont, FL	-0-	3,021,665	1,269,449	-0-	-0-
Walgreens, Apopka, FL	-0-	2,390,532	1,354,080	-0-	-0-
Walgreens, Powder Springs, GA	-0-	2,668,255	1,406,160	-0-	-0-
Walgreens, Alpharetta, GA	-0-	3,265,623	1,406,160	-0-	-0-
Lowe’s, Lexington, NC	-0-	5,048,640	4,548,880	-0-	-0-
RBC, Centura Bank, Alpharetta, GA	-0-	3,402,926	426,100	-0-	-0-
Northern Tool & Equipment, Asheville, NC	-0-	2,535,926	1,345,200	-0-	-0-
RBC Centura Bank, Altamont Springs, FL	-0-	3,435,502	410,961	-0-	-0-
CVS, Vero Beach, FL	-0-	3,113,661	1,312,235	-0-	-0-
RBC Centura Bank, Orlando, FL	-0-	2,875,052	418,992	-0-	-0-
CVS, Clermont, FL	-0-	2,414,044	1,575,184	-0-	-0-
Best Buy, McDonough, GA	-0-	2,622,682	3,150,000	-0-	-0-
Dick’s Sporting Goods, McDonough, GA	-0-	3,934,022	4,725,000	-0-	-0-
Agricultural Lands & Subsurface Interests	-0-	693,630	-0-	2,187,311	131,683

-0-	60,256,011	45,257,313	2,187,311	131,683
GROSS AMOUNT AT WHICH
CARRIED AT CLOSE OF PERIOD
LAND AND	ACCUMULATED	COMPLETION of	DATE
IMPROVEMENTS	BUILDINGS	TOTAL	DEPRECIATION	CONSTRUCTION	ACQUIRED	LIFE
$	$	$	$
Income Properties:
CVS, Tallahassee, FL	590,800	1,595,000	2,185,800	242,573	N/A	12/13/00	40Yrs
CVS, Sanford, FL	1,565,176	1,890,671	3,455,847	244,212	N/A	11/15/01	40Yrs
Barnes & Noble, Daytona Beach, FL	1,798,600	3,803,000	5,601,600	570,450	N/A	01/11/01	40Yrs
Barnes & Noble, Lakeland, FL	1,242,300	1,884,200	3,126,500	282,630	N/A	01/11/01	40Yrs
CVS, Clermont, FL	1,493,985	1,452,823	2,946,808	150,056	N/A	11/22/02	40Yrs
CVS, Sebring, FL	1,312,472	1,722,559	3,035,031	168,667	N/A	02/04/03	40Yrs
CVS, Melbourne, FL	1,567,788	919,186	2,486,974	88,089	N/A	03/05/03	40Yrs
CVS, Sanford, FL	2,345,694	1,275,625	3,621,319	97,981	N/A	09/17/03	40Yrs
CVS, Sebastian, FL	2,205,708	1,288,995	3,494,703	86,166	N/A	04/23/04	40Yrs
Walgreens, Palm Bay, FL	1,102,640	3,157,360	4,260,000	440,715	N/A	06/12/04	40Yrs
Walgreens, Kissimmee, FL	1,327,847	1,770,986	3,098,833	173,409	N/A	02/12/03	40Yrs
Walgreens, Orlando, FL	2,280,841	1,148,507	3,429,348	112,458	N/A	02/13/03	40Yrs
Walgreens, Clermont, FL	3,021,665	1,269,449	4,291,114	81,985	N/A	05/27/04	40Yrs
Walgreens, Apopka, FL	2,390,532	1,354,080	3,744,612	93,093	N/A	03/29/04	40Yrs
Walgreens, Powder Springs, GA	2,668,255	1,406,160	4,074,415	96,673	N/A	03/31/04	40Yrs
Walgreens, Alpharetta, GA	3,265,623	1,406,160	4,671,783	96,674	N/A	03/31/04	40Yrs
Lowe’s, Lexington, NC	5,048,640	4,548,880	9,597,520	217,967	N/A	01/20/05	40Yrs
RBC, Centura Bank, Alpharetta, GA	3,402,926	426,100	3,829,026	16,866	N/A	05/25/05	40Yrs
Northern Tool & Equipment, Asheville, NC	2,535,926	1,345,200	3,881,126	53,247	N/A	05/25/05	40Yrs
RBC Centura Bank, Altamonte Springs, FL	3,435,502	410,961	3,846,463	17,123	N/A	05/12/05	40Yrs
CVS, Vero Beach, FL	3,113,661	1,312,235	4,425,896	51,943	N/A	06/02/05	40Yrs
RBC Centura Bank, Orlando, FL	2,875,052	418,992	3,294,044	14,839	N/A	08/15/05	40Yrs
CVS, Clermont, FL	2,414,044	1,575,184	3,989,228	42,661	N/A	12/15/05	40Yrs
Best Buy, McDonough, GA	2,622,682	3,150,000	5,772,682	45,937	N/A	06/15/06	41Yrs
Dick’s Sporting Goods,McDonough,GA	3,934,022	4,725,000	8,659,022	68,906	N/A	06/15/06	42Yrs
Agricultural Lands & Subsurface
Interests	3,012,624	-0-	3,012,624	441,945	Various	N/A	5-0Yrs.
(1)	62,575,005	45,257,313	107,832,318	3,997,265

REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEAR ENDED DECEMBER 31, 2006 (Continued)

	2006	2005	2004
Cost:
Balance at Beginning of Year	$93,937,327	$60,794,791	$40,526,015
Additions and Improvements	15,317,558	33,204,995	20,284,215
Cost of Real Estate Sold	(1,422,567)	(62,459)	(15,439)

Balance at End of Year (1)	$107,832,318	$93,937,327	$60,794,791

Accumulated Depreciation:
Balance at Beginning of Year	$3,019,927	$2,151,473	$1,446,011
Depreciation and Amortization	1,083,042	868,454	705,462
Depreciation on Real Estate Sold	(105,704)	--	--

Balance at End of Year	$3,997,265	$3,019,927	$2,151,473

(1)Reconciliation to Consolidated Balance Sheet at December 31, 2006

Land, Timber, and Subsurface Interests	$ 3,012,623
Income Properties: Land, Buildings, and Improvements	104,819,695
$107,832,318

CONSOLIDATED-TOMOKA LAND CO.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Consolidated-Tomoka Land Co.:

We have audited the accompanying consolidated balance sheets of Consolidated-Tomoka Land Co. and subsidiaries(the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 10 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” Also, as discussed in Notes 3, 8 and 9, effective December 31, 2006 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” In addition, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/S/ KPMG LLP
Jacksonville, Florida
March 13, 2007
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Consolidated-Tomoka Land Co.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Consolidated-Tomoka Land Co. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 13, 2007 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP
Jacksonville, Florida
March 13, 2007
Certified Public Accountants

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
Assets
Cash	$738,264	$1,127,143
Restricted Cash (Note 1)	1,185,962	7,840,167
Investment Securities (Note 3)	11,780,205	14,341,097
Notes Receivable (Note 5)	700,000	--
Land and Development Costs (Note 6)	15,058,340	9,142,551
Intangible Assets (Note 1)	5,103,649	4,591,944
Other Assets	5,569,605	5,205,415
	40,136,025	42,248,317

Property, Plant, and Equipment
Land, Agriculture and Subsurface Interests	3,012,623	2,280,355
Golf Buildings, Improvements, and Equipment	11,442,492	11,382,515
Income Properties: Land, Buildings, and Improvements	104,819,695	91,656,972
Other Furnishings and Equipment	2,584,467	1,769,407
Total Property, Plant, and Equipment	121,859,277	107,089,249
Less Accumulated Depreciation and Amortization	(8,221,138)	(6,079,090)
Net Property, Plant, and Equipment	113,638,139	101,010,159

Total Assets	$153,774,164	$143,258,476

Liabilities
Accounts Payable	$167,378	$248,698
Accrued Liabilities	7,749,121	4,292,614
Accrued Stock Based Compensation (Note 10)	5,743,773	1,790,433
Income Taxes Payable (Note 4)	--	5,157,171
Deferred Profit (Note 1)	563,467	5,345,006
Deferred Income Taxes(Note 4)	29,491,587	24,159,074
Notes Payable (Note 7)	7,061,531	7,297,593

Total Liabilities	50,776,857	48,290,589

Shareholders' Equity
Preferred Stock - 50,000 Shares Authorized, $100 Par Value; None Issued	--	--
Common Stock - 25,000,000 Shares Authorized; $1 Par Value; 5,693,007 and 5,667,796 Shares Issued and Outstanding at December 31, 2006 and 2005, respectively	5,693,007	5,667,796
Additional Paid-In Capital	2,630,748	4,168,865
Retained Earnings	95,650,170	85,435,246
Accumulated Other Comprehensive Loss	(976,618)	(304,020)

Total Shareholders' Equity	102,997,307	94,967,887

Total Liabilities and Shareholders' Equity	$153,774,164	$143,258,476

CONSOLIDATED STATEMENTS OF INCOME_

	Calendar Year
December 31,		December 31,	December 31,
	2006	2005	2004
Income:
Real Estate Operations:
Real Estate Sales (Note 1)
Sales and Other Income	$28,941,749	$32,073,472	$32,640,020
Costs and Other Expenses	(7,130,369)	(6,492,064)	(7,700,775)

	21,811,380	25,581,408	24,939,245

Income Properties
Leasing Revenues and Other
Income	8,183,729	6,618,299	4,658,746
Costs and Other Expenses	(1,460,712)	(1,172,285)	(807,467)
	6,723,017	5,446,014	3,851,279_

Golf Operations
Sales and Other Income	5,210,725	4,817,913	4,579,183
Costs and Other Expenses	(6,688,617)	(6,110,612)	(5,778,271)
	(1,477,892)	(1,292,699)	(1,199,088)
Total Real Estate Operations	27,056,505	29,734,723	27,591,442

Profit on Sales of Other
Real Estate Interests	679,315	272,293	209,713

Interest and Other Income	573,735	937,979	1,003,707
Operating Income	28,309,555	30,944,995	28,804,862

General and Administrative
Expenses	(6,819,371)	(7,997,058)	(5,073,285)

Income from Continuing Operations Before Income Taxes	21,490,184	22,947,937	23,731,577

Income Taxes (Note 4)	(7,486,245)	(8,126,748)	(9,134,125)
Income Before Discontinued
Operations and Cumulative
Effect of Change in
Accounting Principles	14,003,939	14,821,189	14,597,452
Income (Loss) from Discontinued
Operations, Net of Tax	240,476	(3,439)	54,287
Cumulative Effect of Change in
Accounting Principle, Net of Tax	(216,093)	--	--
Net Income	$14,028,322	$14,817,750	$14,651,739

CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

	Calendar Year
	December 31,	December 31,	December 31,
	2006	2005	2004
Per Share Information (Note 11):
Basic Income Per Share
Income Before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	$2.47	$2.62	$2.59
Income (Loss) from Discontinued Operations, Net of Tax	0.04	--	0.01
Cumulative Effect of Change in Accounting Principle, Net of Tax	(0.04)	--	--
Net Income	$2.47	$2.62	$2.60

Diluted Income Per Share
Income Before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	$2.46	$2.58	$2.57
Income (Loss) from Discontinued Operations, Net of Tax	0.04	--	0.01
Cumulative Effect of Change in Accounting Principle, Net of Tax	(0.04)	--	--
Net Income	$2.46	$2.58	$2.58

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

Common Stock		Additional Paid-In Capital	Retained Earnings		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income
Balance, December 31, 2003	$5,623,442	$1,514,339	$59,129,692	$	(609,694)	$65,657,779
Net Income	--	--	14,651,739		--	14,651,739	$14,651,739
Other Comprehensive Income: Cash Flow Hedging Derivative, Net of Tax	--	--	--		85,877	85,877	85,877
Comprehensive Income							$14,737,616
Stock Options	18,280	661,845	--		--	680,125
Cash Dividends ($.26 per share)	--	--	(1,464,771)		--	(1,464,771)
Balance December 31, 2004	$5,641,722	$2,176,184	$72,316,660	$	(523,817)	$79,610,749
Net Income	--	--	14,817,750		--	14,817,750	$14,817,750
Other Comprehensive Income: Cash Flow Hedging Derivative, Net of Tax	--	--	--		219,797	219,797	219,797
Comprehensive Income							$15,037,547
Stock Options	26,074	1,992,681	--		--	$2,018,755
Cash Dividends ($.30 per share)	--	--	(1,699,164)		--	(1,699,164)
Balance, December 31, 2005	$5,667,796	$4,168,865	$85,435,246		$(304,020)	$94,967,887
SAB 108 Cumulative
Adjustment, Net of Tax		(1,879,957)			(1,879,957)
Net Income	--	--	14,028,322		--	14,028,322	$14,028,322
Other Comprehensive Income: Cash Flow Hedging Derivative, Net of Tax	--	--	--		90,195	90,195	90,195
Pension (Net of Tax):
Transition Obligation	--	--	--		23,315	23,315	23,315
Prior Service Cost	--	--	--		(86,611)	(86,611)	(86,611)
Actuarial Net Loss	--	--	--		(699,497)	(699,497)	(699,497)
Comprehensive Income							$13,355,724_
Stock Options: Exercise of Liability Classified Stock Options	25,211	1,536,631	--		--	1,561,842
Adoption of SFAS No. 123R Reclassification for Liability Based Plan	--	(3,074,748)	--		--	(3,074,748)
Cash Dividends
($.34 per share)	--	--	(1,933,441)		--	(1,933,441)
Balance, December 31, 2006	$5,693,007	$2,630,748	$95,650,170	$	(976,618)	$102,997,307

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Calendar Year
	December 31,	December 31,	December 31,
	2006	2005	2004
Cash Flow from Operating Activities:
Net Income	$14,028,322	$14,817,750	$14,651,739

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,265,848	1,755,127	1,344,315
(Gain) Loss on Sale of Property,
Plant, and Equipment	(436,971)	66,095	31,519
Deferred Income Taxes	6,513,130	3,222,793	8,589,976
Stock Based Compensation	2,948,074	3,578,497	1,302,001

(Increase) Decrease in Assets:
Notes Receivable	(700,000)	4,425,252	4,724,965
Land and Development Costs	(5,915,789)	679,437	1,728,921
Other Assets	(364,190)	(3,170,885)	631,123

(Decrease)Increase in Liabilities:
Accounts Payable	(81,320)	(156,911)	299,687
Accrued Liabilities and Accrued Stock
Based Compensation	302,721	1,378,322	117,180
Deferred Profit	(4,781,539)	5,345,006	(1,131,135)
Income Taxes Payable	(5,157,171)	(499,063)	632,172
Net Cash Provided by Operating Activities	8,621,115	31,441,420	32,922,463

Cash Flow from Investing Activities:
Acquisition of Property, Plant and Equipment	(16,069,004)	(33,999,763)	(20,829,185)
Intangible Assets	(858,808)	(2,118,936)	(1,589,081)
Decrease (Increase) in Restricted Cash for
Acquisitions Through the Like-Kind Exchange
Process	6,654,205	19,877,715	(8,358,784)
Proceeds from Calls or Maturities of
Investment Securities	19,430,625	28,031,510	3,447,662
Acquisition of Investment Securities	(16,869,733)	(38,729,822)	(3,198,750)
Proceeds from Disposition of Property,
Plant and Equipment	1,630,205	--	--
Net Cash Used In Investing Activities	(6,082,510)	(26,939,296)	(30,528,138)

Cash Flow from Financing Activities:
Proceeds from Notes Payable	6,392,000	267,000	3,259,000
Payments on Notes Payable	(6,628,062)	(1,686,383)	(4,671,975)
Cash Proceeds from Exercise of Stock Options	22,725	107,022	24,557
Cash Used to Settle Stock Appreciation Rights	(780,706)	(637,367)	(293,435)
Dividends Paid	(1,933,441)	(1,699,164)	(1,464,771)
Net Cash Used In Financing Activities	(2,927,484)	(3,648,892)	(3,146,624)

Net (Decrease) Increase in Cash	(388,879)	853,232	(752,299)
Cash, Beginning of Year	1,127,143	273,911	1,026,210
Cash, End of Year	$738,264	$1,127,143	$273,911_

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Disclosure of Operating Activities:

In connection with the sale of real estate and income properties, the Company received, as consideration, mortgage notes receivable of $700,000 and $469,500 for the years 2006 and 2005 respectively.

Total interest paid was $543,242, $643,176, and $692,470, for the years 2006, 2005, and 2004, respectively. Interest paid included interest of $133,948 and $61,946 capitalized to land and development in 2006 and 2004, respectively. No interest was capitalized in 2005.

Income taxes of $5,510,478 and $5,228,891 were paid in 2006 and 2005, respectively with no income taxes paid or refunded in 2004.

Income taxes in the amount of $4,998,194 were reclassified from deferred income taxes payable to current income taxes payable in 2005 in conjunction with the closing agreement with the Internal Revenue Service on the 2002 tax audit.

During 2006, the Company made a charitable contribution of 11 acres of land, which had a fair market value of $950,000. Also during 2006, the Company made charitable contributions totaling $4,050,691 by selling property to two qualified organizations at bargain sales prices. These contributions were recorded as real estate sales with an offset to real estate costs and expenses.

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004

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

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RESTRICTED CASH
The Company’s qualified intermediary held $1,185,962 and $7,840,167 in escrow, for the benefit of the Company, at December 31, 2006 and 2005, respectively, to complete the purchase of income properties through the deferred tax like-kind exchange process.

In the event that such transactions are not completed, the funds held at December 31, 2006, will become unrestricted and deferred income taxes in the amount of $457,485, on the like-kind transactions will become currently payable.

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

Interest of $133,948 was capitalized to land and development during 2006, with no interest capitalized in 2005, and interest of $61,946 capitalized in 2004.

INTANGIBLE ASSETS
Intangible assets consist of the in place lease value associated with single-tenant income properties owned by the Company. This in place lease value was determined by estimating the cost of replacing the lease should it not be in place. Factors such as foregone rent, and leasing commissions, among others are taken into account to determine the in place lease value. This value is amortized over the remaining term of the lease at the time the properties are purchased. At December 31, 2006, the in place lease value totaled $5,103,649, at December 31, 2005, the in place lease value totaled $4,591,944, which is net of amortization of $788,410 for 2006, which was net of amortization of $441,304 for 2005. The in place lease value totaled $2,726,763 at December 31, 2004, which was net of amortization of $187,548 for 2004.

The estimated amortization expense for each of the calendar years 2007-2011 is $385,946. The weighted average amortization period of the market lease value is 16 years.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The amount of depreciation and amortization of property, plant, and equipment, exclusive of amortization related to intangible assets, recognized for the years 2006, 2005, and 2004 was $1,918,741,$1,501,371 and $1,211,691,respectively.

The range of estimated useful lives for property, plant, and equipment is as follows:

Golf Buildings and Improvements	10-43 Years
Golf Equipment	5-10 Years
Income Properties Buildings and Improvements	40 Years
Other Furnishings and Equipment	5-25 Years
Agriculture Equipment	5-10 Years

LONG-LIVED ASSETS
The Company has reviewed the recoverability of long-lived assets, including real estate held for development and sale, and property, plant, and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There has been no material impairment of long-lived assets reflected in the consolidated financial statements for the three years ended December 31, 2006.

SALE OF REAL ESTATE
The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” The Company recognizes revenue from the sale of real estate at the time the sale is consummated, unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS No. 66, or the Company retains some form of continuing involvement in the property.

The Company closed two transactions in 2006 and four transactions in 2005, which the Company had post-closing obligations to provide off-site roads and/or utilities. In all cases, full cash payment was received at closing, and a warranty deed was transferred and recorded. None of the sales contracts provide any offsets, rescission, or buy-back if the improvements are not made. As the Company has retained some continuing involvement with the properties, according to SFAS No. 66, a portion of the revenues and profits on the sales were deferred. The transactions are being accounted for on the percentage-of-completion method with revenues and profits recognized as costs are incurred. For the year ended December 31, 2006, revenues and profits of $330,407 and $289,196 were deferred, respectively. For the year ended December 31, 2005, revenues and profits of $5,679,999 and $5,345,006 were deferred, respectively. At December, 31, 2006 and 2005, deferred profits from real estate sales remaining on the balance sheet totaled $563,467 and $5,345,006, respectively. No income was deferred for the year ended December 31, 2004.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME PROPERTIES
The rental of the Company’s income properties generally are classified as operating leases. The Company recognizes lease income on these properties on a straight-line basis over the term of the lease.

OPERATING LEASE EXPENSE
The Company leases property and equipment under leases which are classified as operating leases. The Company recognizes lease expense on a straightline basis over the term of the lease.

GOLF OPERATIONS
The Company operates two golf courses and a clubhouse facility, including food and beverage operations. Revenues from this operation, including greens fees, cart rentals, merchandise, and food and beverage sales, are recognized at the time of sale. Initiation fees and membership dues are recognized over the life of the membership.

UNFUNDED DEFERRED COMPENSATION PLANS
The Company maintains two unfunded deferred compensation plans. One plan is established for the Board of Directors of the Company, with the second plan established for the officers and key employees of the Company. Under the plans, any member of the Board of Directors, officer or key employee may elect to defer all or a portion of their compensation. The amount of deferred compensation shall increase annually by an amount which is equal to interest on the deferred compensation at the rate of return earned by the Company on its investment securities. Compensation credited to a participant shall be deferred until such participant ceases to be a member of the Board of Directors, officer or key employee, at which time the amounts accumulated shall be distributed in the manner elected. The plans are non-qualified plans as defined by the Internal Revenue Service. The amount of deferred compensation reflected in accrued liabilities on the consolidated balance sheets at December 31, 2006 and 2005, was $1,772,649 and $1,649,602, respectively. Deferred compensation expense for the three years ended December 31, 2006, was $114,899, $93,213, and $90,247, respectively.

PENSION
The Company has a funded, non-contributory defined benefit pension plan covering all eligible employees. The Company's method of funding and accounting for pension costs is to fund and accrue all normal costs plus an amount necessary to amortize past service cost over a period of 30 years. (See Note 8 “Pension Plan”).

STOCK OPTIONS
The Company maintains a stock option plan (“the Plan”) pursuant to which 500,000 shares of the Company's common stock may be issued. The Plan in place was approved at the April 25, 2001 Shareholders’ meeting. Under the Plan, the option exercise price equals the stock market price on the date of grant. The options vest over five years and all expire after ten years. In connection with the grant of non-qualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock equal to a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004) ”Share-Based Payment” (SFAS No. 123R)by using the modified prospective method of adoption. SFAS No. 123R requires the classification of share-based payment arrangements as liability or equity instruments. Both the Company’s stock options and stock appreciation rights are liability-classified awards and are required to be remeasured to fair value at each balance sheet date until the award is settled. (See Note 10 “Stock Option Plan”)

INCOME TAXES
The Company uses the asset and liability method to account for income taxes. Deferred income taxes result primarily from the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (See Note 4 “Income Taxes”).

EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share are presented in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per common share are based on the assumption of the conversion of stock options using the treasury stock method at average cost for the year (see Note 11 “Earnings Per Share”).

CONCENTRATION OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, investment securities, and accounts receivables.

A majority of the Company’s income property tenants consist of CVS Corp. and Walgreen Co., neither of whose revenues amount to 10% of consolidated revenues, and which the Company considers good credit tenants. The Company is diversifying its income property tenant mix with Barnes & Noble, Lowe’s Home Improvement Center, Northern Tool & Equipment Co., RBC Centura Bank, Dick’s Sporting Goods and Best Buy as tenants.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of the Company's financial assets and liabilities, including cash, accounts receivable, and accounts payable at December 31, 2006 and 2005, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company's notes receivable and notes payable approximates fair value at December 31, 2006 and 2005, since the notes are at floating rates or fixed rates, which approximate current market rates for notes with similar risks and maturities. The interest rate swap derivative is carried at its fair value at December 31, 2006 and 2005.

DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITY
The Company accounts for derivatives and hedging activity under Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” and SFAS No. 138,“Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133.”

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability (“cash flow hedge”). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific liabilities on the balance sheet. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive loss, until earnings are affected by the variability in cash flows of the designated hedged item.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is re-designated as a non-hedging instrument or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in earnings.

RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires the use of both the rollover and iron curtain methods to quantify misstatements. In prior years the Company quantified misstatements using only the rollover method. SAB 108 permits Companies to adjust financial statements for cumulative effect of misstatements related to prior years, previously deemed to be immaterial, in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. This adjustment does not require reports previously filed with the SEC to be amended.

The Company adopted SAB 108 in 2006, and in accordance with SAB 108 reduced beginning retained earnings for 2006 by $1,879,957, net of income tax of $1,180,617. SAB 108 also requires the adjustment of any prior quarterly financial statements in future SEC filings within the fiscal year of adoption for the effects of such misstatements on the quarters when the information is next presented.

The SAB 108 adjustment relates to golf operations’ lease expense and related depreciation of property under the lease. The misstatement originated in 1997 at the inception of the lease, which had not been accounted for on a straight-line basis.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”

This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect Fin 48 to have an impact on its financial statements.

NOTE 2 DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company has classified the revenues and income/(loss) of a former automobile dealer site, located in Daytona Beach, Florida, and sold on May 25, 2006, as discontinued operations. Financial statements for 2005 have been reclassified to reflect the discontinued operation.

Summary financial information for the operation is as follows:

	For the Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
		$$	$
Revenues	--	44,346	106,977
Income (Loss)	(45,475)	(5,598)	88,379
Income Tax Benefit(Expense)	17,542	2,159	(34,092)
Gain from Sale (Net Income Tax of $168,562)	268,409	--	--

Income (Loss) from Discontinued Operations, Net of Tax	240,476	3,439	54,287_

NOTE 3 INVESTMENT SECURITIES

The Company accounts for investment securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This standard requires classification of the investment portfolio into three categories: held to maturity, trading, and available for sale.

The Company classifies as held to maturity those securities which the Company has the intent and ability to hold through their stated maturity date. Investment securities, which are classified as held to maturity, are carried at cost, adjusted for amortization of premiums and accretion of discounts. Gains and losses are determined using the specific identification method. For the years ended December 31, 2006, 2005, and 2004, losses of $143,107, $28,442, and $33,829 respectively, were recognized on the disposition of investment securities.

NOTE 3 INVESTMENT SECURITIES (CONTINUED)

Investment securities as of December 31, 2006 and 2005, are as follows:

	2006	2005
Investments Held to Maturity
Debt Securities Issued by States and Political Subdivisions of States	$11,650,961	$14,211,853
Preferred Stocks	129,244	129,244

Total Investments Held to Maturity	$11,780,205	$14,341,097

The contractual maturities of investment securities held to maturity are as follows:

Maturity Date	Amount

Within 1 year	$3,416,705
1-5 Years	1,895,364
6-10 Years	778,814
After 10 Years	5,689,322
$11,780,205
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity securities by major security type and class of security at December 31, 2006 and 2005, were as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
Cost	Cost	Gains	Losses	Value
At December 31, 2006 Debt Securities Issued by States and Political Subdivisions of States	$11,650,961	$3,984	$(154,681)	$11,500,264
Preferred Stocks	129,244	--	(28,306)	100,938
	$11,780,205	$3,984	$(182,987)	$11,601,202

		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
At December 31, 2005 Debt Securities Issued by States and Political Subdivisions of States	$14,211,853	$22,567	$(231,978)	$14,002,442
Preferred Stocks	129,244	--	(24,713)	104,531
	$14,341,097	$22,567	$(256,691)	$14,106,973

NOTE 3 INVESTMENT SECURITIES (CONTINUED)

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005, respectively. The unrealized losses on investments in debt securities issued by states and political subdivisions of states were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

	Less than 12 Months		12 Months or More		Total
Held at December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities Debt Securities Issued by States and Political Subdivisions of States	$ 866,099	$ 7,465	$3,510,822	$ 147,216	$4,376,921	$ 154,681
Preferred Stocks	--	--	100,937	28,306	100,937	28,306
	$ 866,099	$ 7,465	$3,611,759	$ 175,522	$4,477,858	$ 182,987

	Less than 12 Months		12 Months or More		Total
Held at December 31, 2005	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities Debt Securities Issued by States and Political Subdivisions of States	$ 10,457	$ 5,535	$1,931,060	$ 223,904	$1,941,517	$ 229,439
Preferred Stocks	--	--	101,992	27,252	101,992	27,202
	$ 10,457	$ 5,535	$2,033,052	$ 251,156	$2,043,509	$ 256,691

NOTE 4 INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting For Income Taxes.”

The provisions for income taxes are summarized as follows:

	2006		2005		2004
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$472,201	$5,946,660	$8,500,314	$(1,690,480)	$438,912	$7,399,296
State	78,521	988,863	1,253,808	63,106	51,308	1,244,609
Total	$550,722	$6,935,523	$9,754,122	$(1,627,374)	$490,220	$8,643,905

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

NOTE 4 INCOME TAXES (CONTINUED)

The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows:

	Deferred Taxes
	2006	2005
Depreciation	$442,022	$244,107
Sales of Real Estate	(35,079,283)	(26,431,277)
Deferred Compensation	683,799	636,334
Basis Difference in Joint Venture	194,432	1,015,904
Charitable Contributions Carryforward	1,948,374	--
Interest Rate Swap	134,283	190,925
Deferred Lease Expense	1,312,242	--
Pension & Other Post Retirement Benefits	655,837	82,073
Stock Based Compensation	2,215,660	690,660
Other	(348,833)	(172,347)
Less-Valuation Allowance	(1,650,120)	(415,453)
	$(29,491,587)	$(24,159,074)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2006 and 2005, management believes it is more likely than not that a portion of the Company’s deferred tax assets will not be realized. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion of all of the deferred tax assets will not be realized. As of December 31, 2006 and 2005, the valuation allowance was $1,650,120 and $415,453, respectively.

Following is a reconciliation of the income tax computed at the federal statutory rate of 35% for 2006, 2005, and 2004:

	Calendar Year
	2006	2005	2004
Income Tax Expense Computed at Federal Statutory Rate	$7,521,564	$8,031,778	$8,306,052
Increase (Decrease) Resulting from:
State Income Tax, Net of Federal Income Tax Benefit	695,219	855,795	845,506
Tax Exempt Interest Income	(154,668)	(142,655)	(66,787)
Charitable Contribution of Land	(1,929,017)	--	--
Adjustment to Valuation Allowance	1,234,667	(791,045)	10,403
Other Reconciling Items	118,480	172,875	38,951
Provision for Income Taxes	$7,486,245	$8,126,748	$9,134,125

NOTE 4 INCOME TAXES (CONTINUED)

During prior years, the Company generated net operating losses for income tax purposes. For Federal income tax, these losses can be carried back to prior years, when the Company generated taxable income. For State income tax purposes, the net operating losses can only be carried forward against future taxable income. The net operating losses were fully utilized during 2005.

The Company’s 2002 Federal Income Tax Return was examined by the Internal Revenue Service (“IRS”). The IRS disallowed the deferral of gains taken under Internal Revenue Code (“IRC”) Section 1031 on three transactions which took place on lands within the Company’s Development of Regional Impact (“DRI”). The Company appealed the IRS’s position and settled with the IRS by entering into a closing agreement. The settlement, which affects tax year 2002 and all subsequent years, relates only to transactions within the Company’s DRI. For tax years after 2002, the settlement provides that as to all DRI lands, 70% of gains and related income taxes on sales qualifying for IRC Section 1031 will receive tax deferred treatment. In accordance with the settlement, approximately $5,000,000 of previously deferred income taxes were reclassified to income taxes payable.

NOTE 5 NOTES RECEIVABLE

Notes Receivable consisted of the following:                                            December 31,____
                                              2006         2005
Mortgage note with interest at 6.5% Collateralized by real estate, due 2009
	$ 700,000	$ --

NOTE 6 LAND AND DEVELOPMENT COSTS
Land and development costs at December 31, 2006 and 2005, is summarized as follows:

                                                                    December 31,
                                                                                    2006                         2005
Undeveloped Land	$1,004,607	$1,004,607
Land and Development Costs	14,053,733	8,137,944
	$15,058,340	$9,142,551

NOTE 7 NOTES PAYABLE

Notes Payable consisted of the following:

December 31, 2006 2005
MORTGAGE NOTE PAYABLE
 Mortgage note payable is collateralized by real estate
  mortgages held by the respective lenders. As of
  December 31, 2006 and 2005, mortgage notes payable
  consisted of the following:

 Payable monthly based on 20-year amortization,
  interest floating based on the 30-day LIBOR Market Index
  rate plus 1.25%. Principal balance due July 2012
  (See discussion of interest rate swap, below)

	$7,061,531	$7,297,593

LINE OF CREDIT
A line of credit totaling $10,000,000 at December 31, 2006,
expiring July 2007, with interest at the lower of the
30-day LIBOR Market Index rate plus 1.5% or 1% below
the prime commercial lending rate	--	--
	__________	__________
	$7,061,531	$7,297,593

The required annual principal payments on notes payable are as follows:

Year Ending December 31,	Amount
2007	$ 254,009
2008	273,321
2009	294,100
2010	316,460
2011 and Thereafter (cumulative)	5,923,641
$ 7,061,531

Interest expense was $398,740, net of capitalized interest $843,176, and $692,470, for 2006, 2005, and 2004, respectively.

On April 8, 2002, the Company entered into an interest rate swap agreement to mitigate the interest rate risk on the variable rate debt of the Company. The Company expects the cash flows related to the swap to be highly effective in offsetting the changes in the cash flows of the variable rate debt.

On July 1, 2002, the Company entered into an $8,000,000 long-term financing arrangement. The new variable rate debt is for a ten-year term, which has been fixed at a rate of 7.35% through the use of an interest rate swap and secured by approximately 3,000 acres of the Company’s most westerly lands.

The change in the fair value of the interest rate swap, from its inception, has resulted in the recording of an accrued liability in the amount of $348,108 and $494,945 at December 31, 2006 and 2005, respectively. The cumulative change in fair value, net of applicable taxes, in the amount of $213,825 and $304,020 at December 31, 2006 and 2005, respectively, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity. This activity represents a non-cash transaction. The notional amount of the interest rate swap was equivalent to the outstanding balance of the financing, $7,061,531, at December 31, 2006 and $7,297,593 at December 31, 2005.

NOTE 7 NOTES PAYABLE (CONTINUED)

In addition, the Company has placed its unsecured $10,000,000 revolving line of credit with the same financing source. There was no outstanding balance on the line of credit at December 31, 2006. The line of credit agreement contains restrictive covenants in regard to debt service coverage ratio and minimum liquidity, both of which have been met as of and for the periods ended December 31, 2006 and 2005. The Company is in compliance with all debt covenants as of December 31, 2006 and 2005. The Company had letters of credit outstanding totaling $3,270,939 and $352,563 at December 31, 2006 and 2005, respectively. These letters of credit reserve capacity under the line of credit and guarantee development work will be completed. The balance available to borrow on the line of credit was $6,729,061 and $9,647,437 at December 31, 2006 and 2005, respectively.

NOTE 8 PENSION PLAN

The Company maintains a defined benefit plan for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on years of service and the average compensation for the highest five years during the final ten years of employment. The benefit formula generally provides for a life annuity benefit.

During the fourth quarter of 2006, the Company adopted FASB No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans - an amendment of FASB Statements No. 87,88,106, and 132R” (“SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or a liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. During 2006, the adoption of SFAS No. 158 resulted in an increase in the pension liability totaling $1,241,829 with $762,793 (net of income tax of $479,036) recognized as a loss in accumulated comprehensive income.

NOTE 8 PENSION PLAN (CONTINUED)

Following are the components of the Net Period Benefit Cost:
components:

	December 31
	2006 2005 2004
Service Cost	277,164	$242,721	$227,953
Interest Cost	383,658	344,042	309,663
Expected Return on Plan Assets	(645,504)	(137,023)	(654,431)
Net Amortization	258,530	(323,631)	223,938
Net Periodic Benefit Cost	$273,848	$126,109	$107,123

The change in projected benefit obligation is as follows:

	December 31,
	2006 2005
Benefit Obligation at Beginning of Year	$6,479,164	$5,535,640
Service Cost	277,164	242,721
Interest Cost	383,658	344,042
Actuarial Loss	366,468	693,389
Benefits and Plan Expenses Paid	(375,367)	(336,628)
Benefit Obligation at End of Year	$7,131,087	$6,479,164_

The change in plan assets is as follows:

	December 31,
	2006	2005
Fair Value of Plan Assets at Beginning of Year	$5,227,631	$5,427,236
Actual Return on Plan Assets	645,504	137,023
Employer Contribution	44,630	--
Plan Expenses Paid	(87,881)	(89,412)
Benefits Paid	(287,486)	(247,216)
Fair Value of Plan Assets at End of Year	$5,542,398	$5,227,631

The funded status of the pension obligation consists of the following:

December 31,
2006
Estimated Pension Benefit Obligation
Accumulated Benefit Obligation	$(6,254,813)
Additional Benefits Based on Estimated
Future Salary Levels	(876,274)
Projected Benefit Obligation	(7,131,087)
Fair Value of Plan Assets	5,542,398
Accrued Pension Liability	$(1,588,689)_

The accumulated benefits obligation as December 31, 2006 and 2005, was $6,254,813 and $5,618,005, respectively.

The actuarial assumptions made to determine the projected benefit obligation and the fair value of plan assets are as follows:

	December 31,
	2006	2005
Weighted Average Discount Rate	5.75%	5.75%
Weighted Average Asset Rate of Return	9.00%	9.00%
Compensation Scale	5.00%	5.00%

NOTE 8 PENSION PLAN (CONTINUED)

OTHER PENSION PLAN DISCLOSURE INFORMATION

Amortization Periods:

The transition liability (asset) re-established on January 1, 2001, is being amortized in level amounts over 11.07 years.

The excess of the unrecognized (gain) or loss (if any) over the larger of 10% of the projected benefit obligation or 10% of the market related value of assets is amortized in level amounts over 12.44 years.

The prior service cost re-established on January 1, 2001, is being amortized in level amounts over 11.07 years.

The prior service cost established on January 1, 2002 is being amortized in level amounts over 11.67 years.

Funding Policy:

Periodic employer contributions are made in conformance with minimum funding requirements and maximum deductible limitations.

Benefit Payments and Other Disbursements:

During the measurement period, disbursements from plan assets were as follows:

Benefit Payments	$287,486
Administrative Expenses	87,881
Total	$375,367

The unrecognized (gain) or loss determined subsequent to last year’s measurement date is determined as follows:

Liability loss determined from the
January 1, 2006 census and included in
this year’s net periodic cost:	$366,468

Asset gain or loss occurring over the
measurement period	(188,608)

Total unrecognized (gain) or loss:	$177,860

Plan Assets:

The plan’s weighted average asset allocations at December 31, 2006 and December 31, 2005 by asset category are as follows:

	December 31,
	2006	2005
Equity Securities	46%	51%
Fixed Income Securities	43%	42%
Cash and Money Market Funds	11%	7%
Total	100%	100%

NOTE 8 PENSION PLAN (CONTINUED)

Cash Flows:
Contributions

The Company expects the plan to be substantially fully funded for 2007.
As a result, a relatively small contribution, if any, is anticipated during this period.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid.

	2007	$ 266,200
	2008	285,900
	2009	292,100
	2010	380,800
	2011	417,900
Years	2012-2016	$3,382,400

The following assumptions have been made regarding estimated benefit payments:

All currently retired participants survive through 2016.

All currently active participants survive and retire on their normal retirement dates.

Earnings are assumed to increase at the rate of 5% per year for active participants to their normal retirement dates.

NOTE 9 POST-RETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has a current policy regarding post-retirement benefit programs for certain health care and life insurance benefits for eligible retired employees. All full-time employees become eligible to receive life benefits if they retire after reaching age 55 with 20 or more years of service, and supplemental medicare benefits if they reach age 65 and 20 years of service. The post-retirement health care plan is contributory, with retiree contributions adjusted annually; the life insurance plan is non-contributory up to $5,000 of coverage.

The accounting for the health care plan reflects caps on the amount of annual benefits to be paid to retirees as stipulated by the plan. The Company pays for the plan as costs are incurred.

The Company recognizes post-retirement expenses in accordance with adopted SFAS No. 106, “Employers' Accounting for Post-Retirement Benefits Other Than Pensions,” which requires that expected costs of post-retirement benefits be charged to expense during the years the employees render service. The Company elected to amortize the unfunded obligation measured at adoption of SFAS No. 106 over a period of 20 years. The effect of this amortization expense recognized for the year ended December 31, 2006 was $56,359 and $36,000 for each of the years ended December 31, 2005 and 2004. The accrued post-retirement benefit cost reflected in the consolidated balance sheet in accrued liabilities at December 31, 2006 and 2005, was $110,219 and $95,119, respectively.

NOTE 10 STOCK OPTION PLAN

The Company maintains a stock option plan (“the Plan”) pursuant to which 500,000 shares of the Company's common stock may be issued. The Plan in place was approved at the April 25, 2001 Shareholders’ meeting. Under the Plan, the option exercise price equals the stock market price on the date of grant. The options vest over five years and all expire after ten years. The Plan provides for the grant of (1) incentive stock options, which satisfy the requirements of Internal Revenue Code (IRC) Section 422, and (2) non-qualified options which are not entitled to favorable tax treatment under IRC Section 422. No optionee may exercise incentive stock options in any calendar year for shares of common stock having a total market value of more than $100,000 on the date of grant (subject to certain carryover provisions). In connection with the grant of non-qualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock equal to a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise. All options granted to date have been non-qualified options.

On January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(revised 2004) ”Share-Based Payment” (SFAS No. 123R)by using the modified prospective method of adoption. SFAS No. 123R requires the classification of share-based payment arrangements as liability or equity instruments. Both the Company’s stock options and stock appreciation rights are liability-classified awards and are required to be remeasured to fair value at each balance sheet date until the award is settled.

Prior to the adoption of SFAS No. 123R,the Company valued its stock options by applying the intrinsic value-based method, and its stock options were classified in shareholders’ equity. For liability-classified awards, SFAS No. 123R requires an entity to remeasure the liability from its intrinsic value to its fair value on the adoption date, and reflect any difference as the cumulative effect of change in accounting principle, net of any related tax effect. The Company remeasured the value of its stock options and stock appreciation rights as of January 1, 2006, which resulted in a cumulative effect of change in accounting principle, net of tax, totaling $216,093. Upon adoption of SFAS No. 123R, the Company also reclassified to liabilities the January 1, 2006, fair value of its stock options, which had been classified within shareholders’ equity in the amount of $3,074,748.

NOTE 10 STOCK OPTION PLAN (CONTINUED)

Amounts recognized in the financial statements for stock options and stock appreciation rights are as follows:

	Year Ended December 31,
	2006	2005
Total Cost of Share-Based Plans, Charged Against Income, Before Tax Effect

	$ 2,948,074	$(3,578,457)

Income Tax Expense (Benefit)
Recognized in Income	$(1,137,220)	$(1,380,390)

Total cost of share-based plans for the year ended December 31, 2006, reflects $216,093 (cost of $351,800 net of $135,707 income tax benefit) from the adoption of SFAS No. 123R and reflected as a Cumulative Effect of Change in Accounting Principle on the Consolidated Statement of Income.

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

The Company issues new, previously unissued, shares as options are exercised.

Assumptions at December 31,	2006	2005	2004
Expected Volatility	28.88%	28.11%	31.68%
Expected Dividends	.44%	.65%	.76%
Expected Term	4 years	7 years	7 years
Risk-Free Rate	4.75%	3.73%	3.22%

NOTE 10 STOCK OPTION PLAN (CONTINUED)

A summary of share option activity under the Plan as of December, 31
2006, and changes during the year ended is presented below:

STOCK OPTIONS FOR THE YEAR
ENDED DECEMBER 31, 2006

	Shares	Wtd.Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2005	160,600	$30.82
Granted	55,000	67.27
Exercised	(43,400)	26.48
Expired	--	--

Outstanding December 31, 2006	172,200	41.96	7.79	$4,684,968

Exercisable at December 31, 2006	10,400	$26.72	6.49	$475,096

STOCK APPRECIATION RIGHTS FOR THE YEAR ENDED
DECEMBER 31, 2006

	Shares	Wtd.Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2005	160,600	$20.33
Granted	55,000	11.56
Exercised	(43,400)	21.33
Expired	--	--
_______		_______
Outstanding December 31, 2006	172,200	$13.60	7.79	$2,522,675

Exercisable at December 31, 2006	10,400	$17.53	6.49	$255,821

In connection with the exercise of 43,400 option shares, 25,211 shares of stock were issued and 18,189 shares of stock were surrendered to relieve the stock option liability by $1,539,117. Cash proceeds of $22,725 were received on the exercise of stock options.

The weighted-average fair value at December 31, 2006, of options granted during 2006 and 2005 was $27.87 and $37.63, respectively. Stock appreciation rights granted during 2006 and 2005 had weighted-average fair values of $15.01 and $20.26, respectively. The total intrinsic value of options exercised for the year ended December 31, 2006 and 2005 was $1,539,117 and $1,316,582, respectively. Stock appreciation rights exercised during the years ended December 31, 2006 and 2005, had intrinsic values of $780,706 and $637,367,respectively.

As of December 31, 2006, there was $4,209,872, valued at fair value, of total unrecognized compensation costs related to non-vested stock options and stock appreciation rights granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.35 years.

NOTE 10 STOCK OPTION PLAN (CONTINUED)

The liability for stock options and stock appreciation rights valued at fair value, reflected on the consolidated balance sheet at December 31, 2006, was $5,743,773.

Had compensation cost from prior years been determined under the fair value method for all shares under SFAS No. 123, “Accounting for Stock-Based Compensation” (as amended by Statement 148), the Company’s net earnings and earnings per share would have been as follows:

	Year Ended
	December 31,	December 31
	2005	2004
Net Income as Reported	$14,817,750	$14,651,739
Deduct: Stock-Based Compensation Under Fair Value Based Method (Net of Tax)

	(384,910)	(221,595)

Add Back:
Stock-Based Compensation Under
Intrinsic Value Method
(Net of Tax)	1,174,283	402,683

Pro Forma Net Income (Loss)	$15,607,123	$14,832,827

Basic Income Per Share:
As Reported	$2.62	$2.60
Pro Forma	$2.76	$2.63

Diluted Income Per Share:
As Reported	$2.58	$2.58
Pro Forma	$2.72	$2.61

NOTE 11 EARNINGS PER SHARE

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined based on the assumption of the conversion of stock options using the treasury stock method at average market prices for the periods.

	2006	2005	2004
Income Available to Common Shareholders: Income before Discontinued Operations And Cumulative Effect of Change in Accounting Principle	$14,003,939	$14,821,189	$14,597,520
Discontinued Operations, Net of Tax	240,476	(3,439)	54,219
Cumulative Effect of Change in Accounting
Principle, Net of Tax	(216,093)	--	--
Net Income	$14,028,322	$14,817,750	$14,651,739

Weighted Average Shares Outstanding	5,684,042	5,662,387	5,635,204
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	7,452	82,907	53,969
Total Shares Applicable to Diluted Earnings Per Share	5,691,494	5,745,294	$5,689,173

Per Share Information: Basic Income Per Share Income Before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	$2.47	$2.62	$2.59
Discontinued Operations, Net of Tax	.04	--	0.01
Cumulative Effect of Change in Accounting Principle, Net of Tax	(.04)	--	--
Net Income	$2.47	$2.62	$2.60

Diluted Income Per Share Income Before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	$2.46	$2.58	$2.57
Discontinued Operations, Net of Tax	.04	--	$0.01
Cumulative Effect of Change in
Accounting Principle, Net of Tax	(.04)	--	--
Net Income	$2.46_	$2.58	$2.58

NOTE 12 COMMITMENTS AND CONTINGENCIES

The Company leases, as lessee, certain equipment, land, and improvements under operating leases.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2006, are summarized as follows:

Year Ending December 31,	Amounts

2007	$ 439,330
2008	527,619
2009	307,946
2010	266,250
2011	266,250
2012 and thereafter (cumulative)	11,892,500
Total	$13,699,895

NOTE 12 COMMITMENTS AND CONTINGENCIES (CONTINUED)

Rental expense under all operating leases amounted to $917,471, $608,923, and $608,325, for the years ended December 31, 2006, 2005, and 2004, respectively.

Additionally, the Company, as lessor, leases certain land, buildings, and improvements under operating leases.

Minimum future rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2005, are summarized as follows:

Year Ending December 31,	Amounts

2007	$ 8,500,984
2008	8,493,799
2009	8,496,019
2010	8,222,436
2011	7,691,935
2012 and thereafter (cumulative)	184,200,216
Total	$225,605,389

NOTE 13 BUSINESS SEGMENT DATA

The Company primarily operates in three business segments: real estate, income properties, and golf. Real estate operations include commercial real estate, land sales and development, residential, agricultural operations, and leasing properties for oil and mineral exploration.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

NOTE 13 BUSINESS SEGMENT DATA (CONTINUED)

Information about the Company’s operations in different segments for each of the three years ended December 31 is as follows (amounts in thousands):

	2006	2005	2004
Revenues:
Real Estate	$28,942	$32,074	$32,640
Income Properties	8,184	6,618	4,659
Golf	5,210	4,818	4,579
General, Corporate, and Other	1,253	1,210	1,213
	$43,589	$44,720	$43,091

Income (Loss):
Real Estate	$21,811	$25,581	$24,939
Income Properties	6,723	5,446	3,852
Golf	(1,478)	(1,292)	(1,199)
General, Corporate, and Other	_(5,566)	(6,787)	(3,860)
	$21,490	$22,948	$23,732

Identifiable Assets:
Real Estate	$23,088	$15,473	$14,446
Income Properties	106,955	93,908	62,167
Golf	8,651	9,308	9,708
General, Corporate, and Other	15,080	24,569	32,900
	$153,774	$143,258	$119,221

Depreciation and Amortization:
Real Estate	$295	$124	$79
Income Properties	1,413	1,127	785
Golf	473	421	414
General, Corporate, and Other	85	83	66
	$2,266	$1,755	$1,344

Capital Expenditures:
Real Estate	$1,463	$955	$304
Income Properties	14,462	32,953	20,261
Golf	60	37	68
General, Corporate, and Other	84	55	196
	$16,069	$34,000	$20,829

Income represents income (loss) from continuing operations before income taxes. Identifiable assets by industry are those assets that are used in the Company’s operations in each industry. General corporate assets and assets used in the Company’s other operations consist primarily of cash, investment securities, notes receivable and property, plant and equipment.

NOTE 14 RELATED PARTIES

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

QUARTERLY FINANCIAL DATA (UNAUDITED)
				THREE MONTHS ENDED

	March 31,			June 30,			September 30,			December 31,
Income	2006 (1)		2005	2006 (1)		2005	2006 (1)		2005	2006		2005
Real Estate Operations:		$	$		$	$		$	$		$	$
Real Estate Sales
Sales and Other Income	4,611,857		20,187,813	4,912,645		3,066,213	5,095,658		3,735,564	14,321,589		5,083,882
Costs and Other Expenses	(717,633)		(3,624,054)	(785,477)		(1,155,821)	(1,494,549)		(635,538)	(4,132,710)		(1,076,651)
	3,894,224		16,563,759	4,127,168		1,910,392	3,601,109		3,100,026	10,188,879		4,007,231

Income Properties
Leasing Revenues and Other Income	1,879,693		1,414,184	1,934,456		1,571,733	2,183,626		1,789,114	2,185,954		1,843,268
Costs and Other Expenses	(322,086)		(257,930)	(339,786)		(298,467)	(407,697)		(309,394)	(391,143)		(306,494)
	1,557,607		1,156,254	1,594,670		1,273,266	1,775,929		1,479,720	1,794,811		1,536,774

Golf Operations
Sales and Other Income	1,509,664		1,457,575	1,373,085		1,269,644	1,027,067		920,836	1,300,909		1,169,858
Costs and Other Expenses	(1,655,352)		(1,517,549)	(1,722,465)		(1,552,703)	(1,568,987)		(1,439,149)	(1,741,813)		(1,601,211)
	(145,688)		(59,974)	(349,380)		(283,059)	(541,920)		(518,313)	(440,904)		(431,353)
Total Real Estate Operations	5,306,143		17,660,039	5,372,458		2,900,599	4,835,118		4,061,433	11,542,786		5,112,652

Profit on Sales of Other
Real Estate Interests	144,052		23,000	311,818		214,733	212,550		21,210	10,895		13,350

Interest and Other Income	243,452		224,350	202,233		244,696	38,831		207,070	89,219		261,863
	5,693,647		17,907,389	5,886,509		3,360,028	5,086,499		4,289,713	11,642,900		5,387,865

General and Administrative Expenses	(1,908,530)		(3,138,999)	(721,965)		(3,124,627)	(1,911,250)		51,130	(2,277,626)		(1,784,562)
Income from Continuing Operations
Before Income Taxes	3,785,117		14,768,390	5,164,544		235,401	3,175,249		4,340,843	9,365,274		3,603,303
Income Taxes	(1,432,614)		(5,697,237)	(1,673,464)		617,908	(791,231)		(1,651,641)	(3,588,936)		(1,395,778)
Income Before Discontinued Operations
and Cumulative Effect of
Change in Accounting Principle	2,352,503		9,071,153	3,491,080		853,309	2,384,018		2,689,202	5,776,338		2,207,525
Income from Discontinued Operations
Net of Income Tax	(7,978)		11,280	248,454		(2,183)	--		(355)	--		(12,181)
Cumulative Effect of Change in
Accounting Principle Net of Tax	(216,093)		--	--		--	--		--	--		--
Net Income	2,128,432		9,082,433	3,739,534		851,126	2,384,018		2,688,847	5,776,338		2,195,344

Per Share Information:
Basic Income Per Share
Income Before Discontinued Operations
and Cumulative Effect of
Change in Accounting Principle	$0.41		$1.61	$0.62		$0.15	$0.42		$0.47	$1.02		$0.39
Income from Discontinued Operations
Net of Income Tax	--		--	$0.04		--	--		--	--		--
Cumulative Effect of Change in
Accounting Principle Net of Tax	($0.04)		--	--		--	--		--	--		--
Net Income	$0.37		$1.61	$0.66		$0.15	$0.42		$0.47	$1.02		$0.39

Diluted Income Per Share
Income Before Discontinued Operations
and Cumulative Effect of
Change in Accounting Principle	$0.41		$1.59	$0.62		$0.14	$0.42		$0.47	$1.01		$0.38
Income from Discontinued Operations
Net of Income Tax				$0.04
Cumulative Effect of Change in
Accounting Principle Net of Tax	($0.04)
Net Income	$0.37		$1.59	$0.66		$0.14	$0.42		$0.47	$1.01		$0.38
(1)  The first three quarters of 2006 have been adjusted to reflect the quarterly impact of the SAB 108 adjustment made in  the  fourth quarter of 2006. The adjustment is considered immaterial to each of the 2006 quarters.