Form 10-Q
period 2007-05-01
CONSOLIDATED TOMOKA LAND CO
filed 2007-05-09
CIK 23795

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule
12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer  X  Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company
(as defined by rule 12b-2 of the Exchange Act).
Yes ____ No X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock Outstanding
May 1, 2007
$1.00 par value 5,715,885

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED BALANCE SHEETS

(Unaudited)
	MARCH 31,	DECEMBER 31,
	2007	2006
ASSETS
Cash	$829,136	$738,264
Restricted Cash	1,918,927	1,185,962
Investment Securities	12,286,113	11,780,205
Notes Receivable	700,000	700,000
Refundable Income Taxes	1,011,626	--
Land and Development Costs	14,436,276	15,058,340
Intangible Assets	5,007,160	5,103,649
Other Assets	5,248,059	5,569,605
	41,437,297	40,136,025

Property, Plant, and Equipment:
Land, Timber and Subsurface Interests	3,431,213	3,012,623
Golf Buildings, Improvements, and Equipment	11,471,043	11,442,492
Income Properties Land, Buildings, and Improvements	104,819,695	104,819,695
Other Building, Equipment, and Land Improvements	2,676,170	2,584,467
Total Property, Plant and Equipment	122,398,121	121,859,277
Less, Accumulated Depreciation and Amortization	(8,716,945)	(8,221,138)
Net - Property, Plant, and Equipment	113,681,176	113,638,139

TOTAL ASSETS	$155,118,473	$153,774,164

LIABILITIES
Accounts Payable	$588,536	$167,378
Accrued Liabilities	7,979,547	7,749,121
Accrued Stock Based Compensation	5,613,190	5,743,773
Deferred Profit	427,628	563,467
Deferred Income Taxes	29,798,816	29,491,587
Notes Payable	6,999,764	7,061,531

TOTAL LIABILITIES	51,407,481	50,776,857

SHAREHOLDERS' EQUITY
Common Stock	5,715,885	5,693,007
Additional Paid in Capital	4,428,362	2,630,748
Retained Earnings	94,553,987	95,650,170
Accumulated Other Comprehensive Loss	(987,242)	(976,618)

TOTAL SHAREHOLDERS' EQUITY	103,710,992	102,997,307

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$155,118,473	$153,774,164
See accompanying Notes to Consolidated Financial Statements.

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited) Three Months Ended
	March 31, 2007	March 31, 2006
Income
Real Estate Operations:
Real Estate Sales
Sales and Other Income	$4,676,566	$4,611,857
Costs and Other Expenses	(3,767,016)	(717,633)
	909,550	3,894,224
Income Properties
Leasing Revenues and Other Income	2,160,785	1,879,693
Costs and Other Expenses	(425,216)	(322,086)
	1,735,569	1,557,607
Golf Operations
Sales and Other Income	1,566,207	1,509,664
Costs and Other Expenses	(1,857,213)	(1,655,352)
	(291,006)	(145,688)

Total Real Estate Operations	2,354,113	5,306,143

Profit on Sales of Other
Real Estate Interests	34,744	144,052

Interest and Other Income	150,709	243,452

Operating Income	2,539,566	5,693,647

General and Administrative Expenses	(3,484,705)	(1,908,530)

Income (loss) from Continuing Operations
Before Income Taxes	(945,139)	3,785,117
Income Taxes	361,327	(1,432,614)
Income (loss) Before Discontinued Operations
and Cumulative Effect of
Change in Accounting Principle	(583,812)	2,352,503
Loss from Discontinued Operations,
Net of Income Tax	--	(7,978)
Cumulative Effect of Change in
Accounting Principle, Net of Income Tax	--	(216,093)
Net Income (loss)	$(583,812)	$2,128,432

Per Share Information:
Basic and Diluted Income (loss) Per Share
Income (loss) before Discontinued Operations
and Cumulative Effect of
Change in Accounting Principle	($0.10)	$0.41
Loss from Discontinued Operations,
Net of Income Tax	--	--
Cumulative Effect of Change in
Accounting Principle, Net of Income Tax	--	($0.04)
Net Income (loss)	($0.10)	$0.37
Dividends	$0.09	$0.08
See accompanying Notes to Consolidated Financial Statements.

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common	Additional Paid- In	Retained	Accumulated Other Comprehensive	Total Shareholders'	Comprehensive
	Stock	Capital	Earnings	Income	Equity	Income

Balance, December 31, 2006	$5,693,007	$2,630,748	$95,650,170	$(976,618)	$102,997,307

Net Loss			(583,812)		(583,812)	$(583,812)

Other Comprehensive Loss: Cash Flow
Hedging Derivative, Net of Tax				(10,624)	(10,624)	(10,624)

Comprehensive Loss						$(594,436)

Exercise of Liability Classified Stock Options	22,878	1,797,614			1,820,492

Cash Dividends ($.09 per share)			(512,371)		(512,371)

Balance, March 31, 2007	$5,715,885	$4,428,362	$94,553,987	$(987,242)	$103,710,992

See accompanying Notes to Consolidated Financial Statements.

Back to Index

See
CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,	March 31,
	2007	2006
Cash Flow from Operating Activities
Net Income	$(583,812)	$2,128,432

Adjustments to Reconcile Net Income to Net Cash
Provided By Operating Activities:
Depreciation and Amortization	609,793	510,947
Deferred Income Taxes	307,229	1,179,210
Non Cash Compensation	1,849,184	1,014,915

Decrease (Increase) in Assets:
Land and Development Costs	622,064	(637,698)
Refundable Income Taxes	(1,011,626)	--
Other Assets	321,548	283,168

Increase (Decrease) in Liabilities:
Accounts Payable	421,158	25,749
Accrued Liabilities and Accrued Stock Based Compensation	219,803	(459,601)
Deferred Profit	(135,839)	(1,445,393)
Income Taxes Payable	--	(4,058,256)
Net Cash Provided By (Used In) Operating Activities	2,619,502	(1,458,527)

Cash Flow From Investing Activities:
Acquisition of Property, Plant and Equipment	(556,343)	(404,565)
Increase in Restricted Cash for Acquisitions
Through the Like-Kind Exchange Process	(732,965)	(956,444)
Net (Increase) Decrease In Investment Securities	(505,908)	2,558,947
Net Cash (Used In) Provided By Investing Activities	(1,795,216)	1,197,938

Cash Flow from Financing Activities:
Proceeds from Notes Payable	--	1,943,000
Payments on Notes Payable	(61,767)	(2,000,404)
Cash Proceeds from Exercise of Stock Options	13,747	12,079
Cash Used to Settle Stock Appreciation Rights	(173,023)	(132,140)
Dividends Paid	(512,371)	(453,708)
Net Cash Used in Financing Activities	(733,414)	(631,173)

Net Increase (Decrease) in Cash	90,872	(891,762)
Cash, Beginning of Year	738,264	1,127,143
Cash, End of Period	$829,136	$235,381

See Accompanying Notes to Consolidated Financial Statements.

                        Back to Index
ex

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. PRINCIPLES OF INTERIM STATEMENTS

The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and note disclosures, which are normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to those rules and regulations. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position and the results of operations for the interim periods. The consolidated format is designed to be read in conjunction with the last annual report. For further information, refer to the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.
Inter-company balances and transactions have been eliminated in consolidation.

NOTE 2. DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company has classified the revenues and income/(loss) of a vacant income- property, a former automobile dealer site, located in Daytona Beach, Florida, and sold on May 26, 2006, as discontinued operations. Financial statements for 2006 have been reclassified to reflect the discontinued operation.

Summary financial information for the operation is as follows:

	Three Months Ended
	March 31,	March 31,
	2007	2006
Revenues	$--	$--
Loss	--	(12,988)
Income Tax Benefit	--	5,010
Net Loss	$--	$(7,978)

 NOTE 3. COMMON STOCK AND EARNINGS PER SHARE
Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

Back to Index

NOTE 3. COMMON STOCK AND EARNINGS PER SHARE (continued)
	Three Months Ended
	MARCH 31,	MARCH 31,
	2007	2006
Income (Loss) Available to Shareholders:

Net Income (Loss) Before Discontinued Operations and
Cumulative Effect of Change in Accounting Principle	$(583,812)	$2,352,503
Discontinued Operations (Net of Income Tax)	--	(7,978)
Cumulative Effect of Change in Accounting Principle
(Net of Income Tax)	--	(216,093)
Net Income (Loss)	($583,812)	$2,128,432

Weighted Average Shares Outstanding	5,704,068	5,670,400
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	--	31,013
Total Shares Applicable to Diluted Earnings Per Share	5,704,068	5,701,413

Per Share Information:
Basic Income Per Share
Income (Loss) Before Discontinued Operations and
Cumulative Effect of Change in Accounting Principle	($0.10)	$0.41
Discontinued Operations (Net of Income Tax)	--	--
Cumulative Effect of Change in Accounting Principle (Net of Income Tax)	--	($0.04)
Net Income (Loss)	($0.10)	$0.37
Diluted Income Per Share
Income (Loss) Before Discontinued Operations and
Cumulative Effect of Change in Accounting Principle	($0.10)	$0.41
Discontinued Operations (Net of Income Tax)	--	--
Cumulative Effect of Change in Accounting Principle (Net of Income Tax)	--	($0.04)
Net Income (Loss)	($0.10)	$0.37

Diluted shares outstanding for the quarter ended March 31, 2007, does not assume the conversion of stock options as it would have an anti-dilutive effect on earnings per share.

  NOTE 4. NOTES PAYABLE

Notes Payable consist of the following:

	March 31, 2007
	Total	Due Within One Year

$20,000,000 Line of Credit	$--	$--
Notes Payable	6,999,764	258,705
Total	$6,999,764	$258,705

Payments applicable to reduction of principal amounts will be required as follows:

                         Year Ending March 31,
2008	$258,705
2009	278,374
2010	299,538
2011	322,310
2012	346,815
2013 & thereafter	5,494,022
$6,999,764
Back to Index

NOTE 4. NOTES PAYABLE (continued)

During the quarter the Company amended its financing agreements with its primary lender. The changes to the agreements included the expansion of the revolving line of credit to $20 million from $10 million while decreasing the interest rate to 140 basis points over the 30 day LIBOR and releasing the 3,000 acres mortgaged under the $8 million ten-year term loan.

For the first three-months of 2007, interest expense was $112,485, net of $15,915 interest capitalized to land and development costs, with interest of $128,400 paid during the period. Interest of $144,802 was expensed and paid, with no interest capitalized for the first three-months of 2006.

NOTE 5. STOCK OPTION PLAN

The Company maintains a stock option plan (“the Plan”) pursuant to which 500,000 shares of the Company’s common stock may be issued. A summary of share option activity under the Plan as of March 31, 2007 and changes during the quarter ended is presented below:

STOCK OPTIONS FOR THE THREE MONTHS ENDED, MARCH 31, 2007:
	Shares	Wtd Avg Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	172,200	$41.96
Granted	62,000	$77.25
Exercised	(36,800)	$30.48
Expired	--	--
Outstanding March 31, 2007	197,400	$56.57	8.47	$3,837,248
Exercisable at March 31, 2007	26,000	$42.44	7.33	$858,328

STOCK APPRECIATION RIGHTS FOR THE THREE MONTHS ENDED MARCH 31, 2007:

	Shares	Wtd.Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	172,200	$13.60
Granted	62,000	$15.73
Exercised	(36,800)	$25.59
Expired	--	--
Outstanding March 31, 2007	197,400	$19.40	8.47	$2,066,210
Exercisable at March 31, 2007	26,000	$22.79	7.33	$462,177

In connection with the exercise of 36,800 option shares, 22,878 shares of stock were issued and 13,922 shares of stock were surrendered to relieve the stock option liability by $1,806,745. Cash proceeds of $13,747 were received on the exercise of the stock options.

NOTE 6. PENSION PLAN
The Company maintains a defined benefit pension plan for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on age, years of service, and the average compensation for the highest five years during the final ten years of employment. The benefit formula provides for a life annuity benefit.

Back to Index

NOTE 6. PENSION PLAN (continued)

Following are the components of the Net Period Benefit Cost:

	Three Months Ended
	March 31, 2007	March 31, 2006

Service Cost	$72,716	$69,291
Interest Cost	100,683	95,915
Expected Return on Plan Assets	(126,296)	(114,224)
Net Amortization	12,497	17,480
Net Periodic Benefit Cost	$59,600	$68,462

A contribution of approximately $274,715, is to be made in 2007.

NOTE 7. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007.  The Company recognized no change in the liability for unrecoginzed tax benefits as a result of the implementation of FIN 48.  As of the date of adoption, the Company had no unrecognized tax benefits.

The Company files a consolidated income tax return in the United States Federal jurisdiction and the state of Florida.  In addition, subsidiaries file separate tax returns in the states of Georgia and North Carolina.  The Internal Revenue Service has audited the federal tax returns through the year 2004, with all proposed adjustments settled.

The Company recognizes all potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

Income taxes of $310,015 were paid in the quarter ended March 31, 2007.

Back to Index

NOTE 8. BUSINESS SEGMENT DATA

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

Information about the Company’s operations in different segments is as follows (amount in thousands):

	Three Months Ended
	March 31,	March 31,
	2007	2006
Revenues:
Real Estate	$4,677	$4,612
Income Properties	2,161	1,880
Golf	1,566	1,510
General, Corporate & Other	185	387
	$8,589	$8,389
Income (Loss):
Real Estate	$909	$3,894
Income Properties	1,736	1,558
Golf	(291)	(146)
General, Corporate & Other	(3,299)	(1,521)
	$(945)	$3,785
	At March 31,
	2007
Identifiable Assets:
Real Estate	$22,789
Income Properties	106,240
Golf	8,631
General, Corporate & Other	17,458
	$155,118
Depreciation and Amortization:
Real Estate	$83
Income Properties	381
Golf	120
General, Corporate & Other	26
	$610
Capital Expenditures:
Real Estate	$442
Income Properties	--
Golf	29
General, Corporate & Other	85
	$556

                   Back to Index

                  BUSINESS SEGMENT DATA (continued)
                         Identifiable assets by industry are those assets that are used in the Company’s operations in each industry.  General corporate assets and assets used in the Company’s other operations consist primarily of cash, investment securities, and property, plant, and equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to be read in conjunction with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the last annual report on Form 10-K.

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

Over the last five years the Company has had a trend of strong sales and development activities, primarily within the Company’s western Daytona Beach area core land holdings. These activities include the sale of 120 acres of land to Florida Hospital in 2005 for the construction of a new facility, which commenced in 2006, the expansion of the Daytona Beach Auto Mall, the opening of a second office building in the Cornerstone Office Park, the continued development within the 250-acre Gateway Commerce Park, and the sale of approximately 100 acres of land on which a private high school is under development. During the first quarter of 2007, development began on the future site of the City of Daytona Beach police station on a parcel sold by the Company, to the City of Daytona Beach in 2006, at a bargain sales price, for which the Company received a charitable contribution deduction. The site is located adjacent to Gateway Commerce Park. Residential development has also been strong on lands sold by the Company in prior years, including within the LPGA International community, and on other lands both east and west of Interstate 95. These development activities tend to create additional buyer interest and sales opportunities. While most national homebuilders have experienced significant reductions in new sales contracts from the peak in mid to late 2005, the Daytona Beach real estate market continues to be relatively stable.

In 2000, the Company initiated a strategy of investing in income properties utilizing the proceeds of agricultural land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes. As of March 31, 2007, the Company had invested approximately $110 million in twenty-five income properties through this process, with an additional $1.9 million held by a qualified intermediary and an additional $8.5 million which was generated through Internal Revenue Code Section 1033, Involuntary Conversion Under Threat of Condemnation, held in investment securities, for investment in additional properties. With this investment base, lease revenue of approximately $8.5 million is expected to be generated annually. This income, along with income from additional net-lease income property investments, is expected to decrease earnings volatility in future years and add to overall financial performance. The Company is now in a position to consider other forms of real estate investment to diversify and enhance potential returns.

Golf operations consist of the operation of the golf courses, a clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95, south and east of LPGA Boulevard.

The Company’s agricultural operations consist of growing, managing, and sale of timber and hay products on approximately 11,100 acres of Company lands on the west side of Daytona Beach, Florida.

Back to Index

SUMMARY OF 2007 OPERATING RESULTS

A net loss of $583,812, equivalent to $.10 per share, was recorded for the quarter ended March 31, 2007. This loss compares to profits of $2,128,432, equivalent to $.37 per share, generated in 2006’s first quarter. The downturn in profitability was substantially attributable to lower land sales profits, higher general and administrative expenses, primarily on increased stock option expense, and increased losses from golf operations. These lower earnings were partially offset by increased profits from income properties. The first quarter of 2006 has been adjusted to reflect the quarterly impact of the adjustment made under Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”), in the fourth quarter of 2006. The adjustment was considered immaterial for each of the quarters of 2006.

The Company also uses Earnings before Depreciation, Amortization, and Deferred Taxes (EBDDT) as a performance measure. The Company’s strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT:

	Three Months Ended
	March 31,	March 31,
	2007	2006
Net Income	$(583,812)	$2,128,432
Add Back:
Depreciation and Amortization	609,793	510,947
Deferred Taxes	307,229	1,179,210

Earnings before Depreciation,
Amortization and Deferred Taxes	$333,210	$3,818,589

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

EBDDT totaled $333,210 for the first quarter of 2007, and represented a significant decline from 2006’s first quarter EBDDT amounting to $3,818,589. The decrease in EBDDT was in conjunction with the lower earnings for the period. Additionally, the add back for deferred taxes was lower as gains deferred through the like-kind exchange process decreased during the first quarter of 2007, when compared to the same period of the prior year.

REAL ESTATE SALES

During the first quarter of 2007, the sale of 83 acres of land, including a charitable contribution of 25 acres valued at $1,500,000, produced revenues and profits from land sales totaling $4,676,566 and $909,550, respectively. Also  included in sales during the period was the sale of approximately $1,900,000 of impact fee credits. Costs and expenses rose substantially during the period with the higher cost basis associated with both the charitable contribution and the impact fee credits. Profits of $3,894,224 were realized on the sale of 25 acres of property, which generated revenues of $4,611,857 during 2006’s first quarter. Also included in first quarter 2006 results was the recognition of profits totaling $1,720,735, which had previously been deferred in 2005 due to post-closing obligations related to prior land sales.

INCOME PROPERTIES

Revenues from income properties of $2,160,785 were recorded in the first three-month period of 2007 and represented a 15% increase over 2006’s revenues amounting to $1,879,693. The revenue gain resulted in an 11% rise in profits from income properties for the first quarter of 2007 compared to 2006’s same period. Profits from income properties were $1,735,569 and $1,557,607 for the first quarters of 2007 and 2006, respectively. These favorable results were achieved with the addition of two properties in June 2006. Income properties costs and expenses rose 32% during 2007 compared to the prior year primarily due to additional depreciation associated with the properties acquired.

Back to Index

GOLF OPERATIONS

Revenues from golf operations, totaling $1,566,207 during the first quarter of 2007, represented a 4% increase when compared to 2006’s same period. Both golf and food and beverage activities contributed to the revenue gain. During the period, the number of golf rounds played increased 9%, but was offset by a 9% decline in the average rate per round played. Revenues amounting to $1,509,664 were recorded in the first quarter of 2006. More than offsetting the revenue gain was a 12% rise in golf costs and expenses during the period. This increase was primarily associated with higher payroll and repair and maintenance costs. Losses from golf operations nearly doubled in the first quarter of 2007 when compared to 2006’s first quarter results with losses of $291,006 and $145,688, respectively.

Results from the first quarter of 2006 have been adjusted to reflect the quarterly impact of the SAB 108 adjustment made in the fourth quarter of 2006. The adjustment was considered immaterial for each of the quarters of 2006.

GENERAL, CORPORATE AND OTHER

The release of subsurface rights on 57 acres in 2007 and 94 acres during 2006 produced profits on sales of other real estate interests totaling $34,744 and $144,052, respectively.

Interest and other income decreased 38% to $150,709 for 2007’s first quarter. This decline, down from $243,452 during 2006, was attributed to lower earnings on funds held for reinvestment through the like-kind exchange process.

General and administrative expenses increased 83% during the first quarter to $3,484,705. This increase, from $1,908,530 in the first quarter of 2006, was primarily the result of higher stock option expenses, along with increased retirement benefit costs, and legal and audit fees. Stock option costs increased as the price of the Company’s stock during 2007’s first period rose $3 per share compared with an approximate $9 price decrease; during the first quarter of 2006 the stock price of Company declined 12%.

In May 2006, the Company sold a former automobile dealership site located in Daytona Beach, Florida, which was  being held as an income property. The financial results of operations have been reported separately as discontinued operations in the financial statements. A loss, net of income taxes, of $7,978 was posted in 2006’s period ended March 31, 2006.

On January 1, 2006, the Company implemented SFAS No. 123R. The implementation resulted in the recording of a $216,093, cumulative effect of change in accounting principle during the first quarter, net of income tax.

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, and investment securities totaled $15,034,176 on the balance sheet at March 31, 2007, with $1,918,927 of this balance held by a qualified intermediary for reinvestment through the like-kind exchange process. This balance represents an increase of $1,329,745 over the balance held at December 31, 2006. This increase was provided by operating activities, including an add-back to net income of $1,849,184, for non-cash compensation. Offsetting the cash provided by operating activities were outflows of funds for the acquisition of property, plant, and equipment and the payment of dividends. The continued land clearing and planting of Company lands for the hay operation was the primary use of funds used for the acquisition of property, plant, and equipment, with total funds of $556,343 expended on property, plant and equipment. Dividends amounting to $512,371, equivalent to $.09 per share, were paid during the quarter.

Outstanding balances on notes payable totaled $6,999,764 at March 31, 2007, with no balance outstanding on the Company’s revolving line of credit. During the quarter, the Company amended its financing agreements with its primary lender. The changes to the agreements included the expansion of the revolving line of credit to $20 million from $10 million, while decreasing the interest rate to 140 basis points over the 30-day LIBOR and releasing the 3,000 acres mortgaged under the $8 million ten-year term loan. Under the prior agreement, the interest rate was the lower of 150 basis points over the 30-day LIBOR or 1% below prime rate. All affirmative and negative covenants have been deleted in the agreements with the exception of one covenant. This one remaining covenant states that without prior consent of the lender the Company cannot borrow in any fiscal year an amount which exceeds $1 million. For purposes of calculating this limitation, the amount shall not include debt which is non-recourse to the Company, or debt assumed by the Company in the acquisition of real property to be held for investment purposes.

Back to Index

LIQUIDITY AND CAPITAL RESOURCES (continued)

Capital expenditures planned for the remainder of the year approximate $7 million. These planned expenditures include approximately $2 million for development of roads, $1.7 million for land clearing and planting in the hay operation, and $3 million for construction of a 23,000 square-foot office building on Company owned land. The Company is currently negotiating long-term leases with potential tenants for the office building. In addition to these requirements, the Company intends to invest in additional real estate opportunities, through the like-kind exchange process, as qualified funds become available.

Capital to fund planned expenditures is expected to be provided from cash and investment securities, as they mature, operating activities, and existing financing sources. The Company has the ability to borrow on a non-recourse basis against its existing income properties, which are all free of debt as of the date of this filing.

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

During 2005 and 2006, the Company closed transactions for which it had post-closing obligations to provide off-site utilities and/or road improvements. Full cash payment was received at closing, and warranty deeds were transferred and recorded. The sales contracts do not provide any offsets, rescission or buy-back if the improvements are not made. During the first quarter of 2007, a portion of the post-closing obligations were completed, and thus revenues and profits of $140,087 and $73,402 were recognized, respectively, on these transactions. Post-closing obligations still existed at March 31, 2007, on two transactions, and in accordance with SFAS No. 66 revenues and profits of $527,164 and $427,628, respectively, were deferred, at that time.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has reviewed the recoverability of long-lived assets, including land and development and property, plant, and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may or may not be recoverable. Land and development is evaluated for impairment by estimating sales prices less costs to sell. Impairment on income properties and other property, plant, and equipment is measured using an undiscounted cash flow approach. There has been no material impairment of long-lived assets reflected in the consolidated financial statements.

The Company has an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent  of fixed-rate debt. The above referenced transaction is accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133.” The accounting requires the derivative to be recognized on the balance sheet at its fair value and  the changes in fair value to be accounted for as other comprehensive income or loss. The Company measures the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability. This measure resulted in no ineffectiveness for the periods ended March 31, 2007 and March 31, 2006. A liability in the amount of $365,404 at March 31, 2007, has been established on the Company’s balance sheet. The change in fair value, net of applicable taxes, in the cumulative amount of $224,449 at March 31, 2007, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

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

Back to Index

CRITICAL ACCOUNTING POLICIES (continued)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company manages its debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. The Company is primarily exposed to interest rate risk on its $8,000,000 ($6,999,764 outstanding at March 31, 2007) term loan. The borrowing bears a variable rate of interest based on market rates. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, the Company entered into an interest rate swap agreement during the second quarter of 2002.  A hypothectical change in the interest rate of 100 basis points (i.e., 1%) would not materially affect the Company's financial position, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the first fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Index

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party.

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

We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2006, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market in the City of Daytona Beach and Volusia County, Florida; the ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional and national economic conditions affecting the real estate development business and income properties; the impact of environmental and land use regulations; the impact of competitive real estate activity; variability in quarterly results due to the unpredictable timing of land sales; the loss of any major income property tenants; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to those risk factors. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

While we periodically reassesses material trends and uncertainties affecting our results of operations and financial condition, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of equity securities registered under Section 12 of the Exchange Act that occurred during the three months ended March 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
January 1 - January 31, 2007	--	--	--	--
February 1 - February 28, 2007	100	$79.53	--	--
March 1 - March 31, 2007	--	--	--	--
Total	100	$79.53	--	--

During February 2007, 100 shares of stock were delivered to the Company for payment of the exercise price on the exercise of stock options.

Back to Index

Items 3 through 5

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

Back to Index

SIGNATURES

                       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

                                                                                       Date: May 9, 2007 By:/s/ William H. McMunn
William H. McMunn, President
and Chief Executive Officer

                                                                          Date: May 9, 2007 By:/s/ Bruce W. Teeters
                                                             Bruce W. Teeters, Senior
                                                                                                                                                                                       Vice President - Finance
                                                                                                                                                                                                                     and Treasurer

                                       Back to Index