Form 10-Q
period 2007-07-24
CONSOLIDATED TOMOKA LAND CO
filed 2007-08-08
CIK 23795

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission file number 0-5556

CONSOLIDATED-TOMOKA LAND CO.

(Exact name of registrant as specified in its charter)

Florida
(State or other jurisdiction of incorporation or organization)
59-0483700
(I.R.S. Employer Identification No.)

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

Class of Common Stock Outstanding
August 6, 2007
$1.00 par value 5,715,885

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements
Consolidated Balance Sheets -
June 30, 2007 (Unaudited) and December 31, 2006	3

Consolidated Statements of Income -
Three-Months and Six- Months ended June 30, 2007 and 2006
(Unaudited)	4

Consolidated Statement of Shareholders’ Equity and
Comprehensive Income
Six-Months Ended June 30, 2007
(Unaudited)	5

Consolidated Statements of Cash Flows -
Six-Months Ended June 30, 2007 and 2006
(Unaudited)	6

Notes to Consolidated Financial Statements	7-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II OTHER INFORMATION

Item 1.Legal Proceedings	16

Item 1A.Risk Factors	16

Item 2. Not Applicable	16

Item 3. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Not Applicable	16

Item 6. Exhibits	16
Exhibit 31.1 Exhibit 31.2 Exhibit 32.1 Exhibit 32.2
SIGNATURES	17

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED BALANCE SHEETS

                                                                                                                                                                                                     (Unaudited)
	JUNE 30,	DECEMBER 31,
	2007	2006
ASSETS
Cash	$1,493,043	$738,264
Restricted Cash	1,310,560	1,185,962
Investment Securities	9,248,960	11,780,205
Notes Receivable	700,000	700,000
Refundable Income Taxes	320,381	--
Land and Development Costs	14,437,470	15,058,340
Intangible Assets	4,910,659	5,103,649
Other Assets	6,423,295	5,569,605
	38,844,368	40,136,025

Property, Plant, and Equipment:
Land, Timber and Subsurface Interests	5,506,980	3,012,623
Golf Buildings, Improvements, and Equipment	11,542,925	11,442,492
Income Properties Land, Buildings, and Improvements	104,819,695	104,819,695
Other Building, Equipment, and Land Improvements	2,803,946	2,584,467
Total Property, Plant and Equipment	124,673,546	121,859,277
Less, Accumulated Depreciation and Amortization	(9,241,899)	(8,221,138)
Net - Property, Plant, and Equipment	115,431,647	113,638,139

TOTAL ASSETS	$154,276,015	$153,774,164

LIABILITIES
Accounts Payable	$249,031	$167,378
Accrued Liabilities	8,275,063	7,749,121
Accrued Stock Based Compensation	4,728,780	5,743,773
Deferred Profit	--	563,467
Deferred Income Taxes	29,682,124	29,491,587
Notes Payable	6,936,854	7,061,531

TOTAL LIABILITIES	49,871,852	50,776,857

SHAREHOLDERS' EQUITY
Common Stock	5,715,885	5,693,007
Additional Paid in Capital	4,428,362	2,630,748
Retained Earnings	95,155,498	95,650,170
Accumulated Other Comprehensive Loss	(895,582)	(976,618)

TOTAL SHAREHOLDERS' EQUITY	104,404,163	102,997,307

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$154,276,015	$153,774,164
See Accompanying Notes to Consolidated Financial Statements.

Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Income
Real Estate Operations:
Real Estate Sales
Sales and Other Income	$1,189,294	$4,912,645	$5,865,860	$9,524,502
Costs and Other Expenses	(439,160)	(785,477)	(4,206,176)	(1,503,110)
	750,134	4,127,168	1,659,684	8,021,392

Income Properties
Leasing Revenues & Other Income	2,169,889	1,934,456	4,330,674	3,814,149
Costs and Other Expenses	(427,866)	(339,786)	(853,082)	(661,872)
	1,742,023	1,594,670	3,477,592	3,152,277

Golf Operations
Sales and Other Income	1,410,975	1,373,085	2,977,182	2,882,749
Costs and Other Expenses	(1,801,926)	(1,722,465)	(3,659,139)	(3,377,817)
	(390,951)	(349,380)	(681,957)	(495,068)

Total Real Estate Operations	2,101,206	5,372,458	4,455,319	10,678,601

Profit on Sales of Other
Real Estate Interests	550,000	311,818	584,744	455,870

Interest and Other Income	150,084	202,233	300,793	445,685

Operating Income	2,801,290	5,886,509	5,340,856	11,580,156

General and Administrative Expenses	(996,286)	(721,965)	(4,480,991)	(2,630,495)

Income from Continuing Operations
Before Income Taxes	1,805,004	5,164,544	859,865	8,949,661
Income Taxes	(689,064)	(1,673,464)	(327,737)	(3,106,078)
Income Before Discontinued Operations
and Cumulative Effect of
Change in Accounting Principle	1,115,940	3,491,080	532,128	5,843,583
Income from Discontinued Operations,
Net of Income Tax	--	248,454	--	240,476
Cumulative Effect of Change in
Accounting Principle, Net of Income Tax	--	--	--	(216,093)
Net Income	$1,115,940	$3,739,534	$532,128	$5,867,966

Per Share Information:
Basic and Diluted Income (Loss) Per Share
Income Before Discontinued Operations
and Cumulative Effect of
Change in Accounting Principle	$0.20	$0.62	$0.09	$1.03
Income from Discontinued Operations,
Net of Income Tax	--	0.04	--	0.04
Cumulative Effect of Change in
Accounting Principle, Net of Income Tax	--	--	--	(0.04)
Net Income	$0.20	$0.66	$0.09	$1.03

Dividends	$0.09	$0.08	$0.18	$0.16
See Accompanying Notes to Consolidated Financial Statements

Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Comprehensive Income

Balance, December 31, 2006	$5,693,007	$2,630,748	$95,650,170	$(976,618)	$102,997,307

Net Income			532,128		532,128	$532,128

Other Comprehensive Income: Cash Flow
Hedging Derivative, Net of Tax				81,036	81,036	81,036

Comprehensive Income						$613,164

Exercise of Liability Classified Stock Options	22,878	1,797,614			1,820,492

Cash Dividends ($.18 per share)			(1,026,800)		(1,026,800)

Balance, June 30, 2007	$5,715,885	$4,428,362	$95,155,498	$(895,582)	$104,404,163

See accompanying Notes to Consolidated Financial Statements.

Index

See
CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,	June 30,
	2007	2006
Cash Flow from Operating Activities
Net Income	$532,128	$5,867,966

Adjustments to Reconcile Net Income to Net Cash
Provided By Operating Activities:
Depreciation and Amortization	1,231,250	1,048,803
(Gain) Loss on Sale of Property, Plant and Equipment	110,608	(436,971)
Deferred Income Taxes	190,537	1,245,342
Non Cash Compensation	1,725,103	532,660

Decrease (Increase) in Assets:
Land and Development Costs	620,870	(1,705,904)
Refundable Income Taxes	(282,717)	(121,922)
Other Assets	(891,352)	(433,582)

Increase (Decrease) in Liabilities:
Accounts Payable	81,653	1,212,731
Accrued Liabilities and Accrued Stock Based Compensation	606,977	236,359
Deferred Profit	(563,467)	(3,072,088)
Income Taxes Payable	--	(3,241,279)
Net Cash Provided By Operating Activities	3,361,590	1,132,115

Cash Flow From Investing Activities:
Acquisition of Property, Plant and Equipment	(2,942,376)	(15,308,932)
Acquisition of Intangible Assets	--	(858,808)
Increase in Restricted Cash for Acquisitions
Through the Like-Kind Exchange Process	(124,598)	7,840,167
Net Decrease In Investment Securities	2,531,245	5,581,871
Proceeds from Disposition of Property, Plant, and Equipment	--	1,630,205
Net Cash Used in Investing Activities	(535,729)	(1,115,498)

Cash Flow from Financing Activities:
Proceeds from Notes Payable	1,776,000	3,504,000
Payments on Notes Payable	(1,900,677)	(2,938,542)
Cash Proceeds from Exercise of Stock Options	13,747	18,018
Cash Used to Settle Stock Appreciation Rights	(933,352)	(626,525)
Dividends Paid	(1,026,800)	(908,744)
Net Cash Used in Financing Activities	(2,071,082)	(951,793)

Net Increase (Decrease) in Cash	754,779	(935,176)
Cash, Beginning of Year	738,264	1,127,143
Cash, End of Period	$1,493,043	$191,967

See Accompanying Notes to Consolidated Financial Statements.

Index

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Unaudited)

NOTE 1. PRINCIPLES OF INTERIM STATEMENTS

The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures, which are normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, have been omitted pursuant to those rules and regulations. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position and the results of operations for the interim periods. The consolidated format is designed to be read in conjunction with the last annual report. For further information, refer to the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

NOTE 2. DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company has classified the revenues and income/(loss) of a vacant income property, a former automobile dealer site, located in Daytona Beach, Florida, and sold on May 26, 2006, as discontinued operations.

Summary financial information for the operation is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Revenues	--	$--	--	$--

Loss	--	$(32,486)	--	$(45,475)

Income Tax Benefit	--	12,531	--	17,542

Gain on Sale ( Net of Income tax of $168,562)	--	268,409	--	268,409

Net Loss	--	$248,454	--	$240,476

 NOTE 3. COMMON STOCK AND EARNINGS PER SHARE
Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

	Three Months Ended Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Income Available to Common Shareholders:

Income Before Discontinued Operations and
Cumulative Effect of Change in Accounting Principle	$1,115,940	$3,491,080	$532,128	$5,843,583
Discontinued Operations (Net of Income Tax)	--	248,454	--	240,476
Cumulative Effect of Change in
Accounting Principle (Net of Income Tax)	--	--	--	(216,093)
Net Income	$1,115,940	$3,739,534	$532,128	$5,867,966

Weighted Average Shares Outstanding	5,715,885	5,681,361	5,710,009	5,675,911
Common Shares Applicable to Stock	--
Options Using the Treasury Stock Method	--	9,842	20,207	20,242
Total Shares Applicable to Diluted Earnings Per Share	$5,715,885	$5,691,203	$5,730,216	$5,696,153

Per Share Information:
Basic Income Per Share
Income Before Discontinued Operations and
Cumulative Effect of Change in
Accounting Principle	$0.20	$0.62	$0.09	$1.03
Discontinued Operations (Net of Income Tax)	--	0.04	--	0.04
Cumulative Effect of Change in
Accounting Principle (Net of Income Tax)	--	--	--	(0.04)
Net Income	$0.20	$0.66	$0.09	$1.03

Diluted Income Per Share
Income Before Discontinued Operations and
Cumulative Effect of Change in
Accounting Principle	$0.20	$0.62	$0.09	$1.03
Discontinued Operations (Net of Income Tax)	--	0.04	--	0.04
Cumulative Effect of Change in
Accounting Principle (Net of Income Tax)	--	--	--	(0.04)
Net Income	$0.20	$0.66	$0.09	$1.03

Index

  NOTE 4. NOTES PAYABLE

Notes Payable consist of the following:

	June 30, 2007
	Total	Due Within One Year

$20,000,000 Line of Credit	$--	$--
Notes Payable	6,936,854	261,884
Total	$6,936,854	$261,884

Payments applicable to reduction of principal amounts will be required as follows:

                         Year Ending June 30,
2008	$261,884
2009	281,794
2010	303,218
2011	326,271
2012	351,077
2013 & thereafter	5,412,610
$6,936,854

During the first quarter of 2007, the Company amended its loan agreements with SunTrust Bank, its primary lender. The changes to the agreements included the expansion of the revolving line of credit to $20 million from $10 million, while decreasing the interest rate to 140 basis points over the 30-day LIBOR and releasing the 3,000 acres mortgaged under the $8 million ten-year term loan.

For the first six-months of 2007, interest expense was $194,276, net of $59,943 interest capitalized to land and development costs, with interest of $254,219 paid during the six month period. During the first six-months of 2006, interest expensed and paid totaled $281,603.

NOTE 5. STOCK OPTION PLAN

The Company maintains the 2001 Stock Option Plan (the "Plan”) pursuant to which 500,000 shares of the Company’s common stock may be issued. A summary of share option activity under the Plan as of June 30, 2007, and changes during the six-months then ended is presented below:

STOCK OPTIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007:
	Shares	Wtd Avg Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	172,200	$41.96
Granted	62,000	$77.25
Exercised	(36,800)	$30.48
Expired	--	--
Outstanding June 30, 2007	197,400	$56.57	8.22	$3,003,184
Exercisable at June 30, 2007	26,000	$42.44	7.08	$698,168

STOCK APPRECIATION RIGHTS FOR THE SIX MONTHS ENDED JUNE 30, 2007:

	Shares	Wtd.Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	172,200	$13.60
Granted	62,000	$15.73
Exercised	(36,800)	$22.47
Expired	--	--
Outstanding June 30, 2007	197,400	$16.57	8.22	$1,617,099
Exercisable at June 30, 2007	26,000	$19.80	7.08	$375,937

In connection with the exercise of 36,800 option shares, 22,878 shares of stock were issued and 13,922 shares of stock were surrendered to relieve the stock option liability by $1,806,745. Cash proceeds of $13,747 were received on the exercise of the stock options.
Index

NOTE 6. PENSION PLAN
The Company maintains the Retirement Plan for Employees of Consolidated-Tomoka Land Co., a defined benefit pension plan for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on age, years of service, and the average compensation for the highest five years during the final ten years of employment. The benefit formula provides for a life annuity benefit.

Following are the components of the Net Period Benefit Cost:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Service Cost	$72,716	$69,291	$145,432	$138,582
Interest Cost	100,683	95,915	201,366	191,830
Expected Return on Plan Assets	(126,296)	(114,224)	(252,592)	(228,448)
Net Amortization	12,497	17,480	24,994	34,960
Net Periodic Benefit Cost	$59,600	$68,462	$119,200	$136,924

A contribution in the amount of $274,715 is expected to be made in 2007.

NOTE 7. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), on January 1, 2007.  The Company recognized no change in the liability for unrecognized tax benefits as a result of the implementation of FIN 48.  As of the date of adoption, the Company had no unrecognized tax benefits.

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

Income taxes of $470,807 were paid in the six-months ended June 30, 2007.

NOTE 8. BUSINESS SEGMENT DATA

The Company primarily operates in three business segments: real estate; income properties; and golf. Real estate operations include commercial real estate, real estate development, residential real estate, leasing properties for oil and mineral exploration, and agricultural operations.

The Company evaluates performance based on income or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments is as follows (amount in thousands):

Index

NOTE 8 BUSINESS SEGMENT DATA (continued)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues:
Real Estate	$1,189	$4,913	$5,866	$9,525
Income Properties	2,170	1,934	4,331	3,814
Golf	1,411	1,373	2,977	2,883
General, Corporate & Other	700	514	885	901
	$5,470	$8,734	$14,059	$17,123
Income (Loss):
Real Estate	$750	$4,127	$1,660	$8,021
Income Properties	1,742	1,595	3,478	3,152
Golf	(391)	(349)	(682)	(495)
General, Corporate & Other	(296)	(208)	(3,596)	(1,729)
	$1,805	$5,165	$860	$8,949

			June 30,
			2007
Identifiable Assets			$
Real Estate			24,706
Income Properties			105,973
Golf			8,479
General, Corporate & Other			15,118
			$154,276
Depreciation and Amortization
Real Estate			$179
Income Properties			762
Golf			240
General, Corporate & Other			50
			$1,231
Capital Expenditures
Real Estate			$1,326
Income Properties			--
Golf			100
General, Corporate & Other			1,516
			$2,942

Identifiable assets by segment are those assets that are used in the Company's operations in each industry.
General corporate assets and assets used in the Company's other operations consist primarily of cash, investment securities, and property, plant and equipment.

 NOTE 9. RELATED PARTY TRANSACTIONS

During the second quarter of 2007, the Company exercised its right to repurchase a parcel of land, which had been acquired from the Company by SunTrust Bank in 2004, at a price of $1,430,660.   At the time of the original contract in 2004, it contained a repurchase right.  William H. Davison, Chairman, President, and Chief Executive Officer of SunTrust Bank of East Central Florida, was not a member of the Company’s Board of Directors at the time of the original contract or the exercise of the repurchase.  As of the date of the closing of the repurchased property, Mr. Davison was a member of the Board.  The Company believes the original contract was entered into in the ordinary course of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF   OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the last annual report on Form 10-K.  Readers should also refer to the information set forth in Item 1A of Part II below.

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

Over the last five years, the Company has had a trend of strong sales and development activities, primarily within the Company’s western Daytona Beach area core land holdings.  These activities include: the sale of 120 acres of land to Florida Hospital in 2005 for the construction of a new facility, which commenced in 2006; the expansion of the Daytona Beach Auto Mall; the opening of a second office building in the Cornerstone Office Park; the continued development within the 250-acre Gateway Commerce Park, and the sale of approximately 100 acres of land on which a private high school is under development. During the first quarter of 2007, development began on the future site of the City of Daytona Beach police station on a parcel sold by the Company, to the City of Daytona Beach in 2006, at a discounted sales price, for which the Company received a charitable contribution deduction.  This site is located adjacent to Gateway Commerce Park. Residential development has also been strong on lands sold by the Company in prior years, including within the LPGA International community, and on other lands both east and west of Interstate 95. These development activities tend to create additional buyer interest and sales opportunities.  While most national homebuilders have experienced significant reductions in new sales contracts from the peak in mid to late 2005, the Company continues to experience a relatively stable Daytona Beach commercial real estate market.  A significant backlog of contracts is in place for closing in the remainder of 2007 and 2008.  Management intends to focus its efforts on closing this backlog while creating additional contracts and value to Company-owned lands.

In 2000, the Company initiated a strategy of investing in income properties utilizing the proceeds of agricultural land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes.  As of June 30, 2007, the Company had invested approximately $110 million in twenty-five income properties through this process, with an additional $1.3 million held by a qualified intermediary and an additional $8.5 million which was generated through Internal Revenue Code Section 1033, Involuntary Conversion Under Threat of Condemnation, for investment in additional properties. The existing investment base is expected to generate lease revenue of approximately $8.5 million annually.  This income, along with income from additional net-lease income property investments, is expected to decrease earnings volatility in future years and add to overall financial performance.  The Company is now in a position to consider other forms of real estate investment to diversify and enhance potential returns.

Golf operations consist of the operation of the golf courses, a clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95, south and east of LPGA Boulevard.

The Company’s agricultural operations consist of growing, managing, and selling timber and hay products on approximately 11,100 acres of Company lands on the west side of Daytona Beach, Florida.
Index

SUMMARY OF 2007 OPERATING RESULTS

Net income of $1,115,940, equivalent to $.20 per share, was posted in the quarter ending June 30, 2007.  This net income represents a 70% downturn from 2006’s second quarter profit of $3,739,534, equivalent to $.66 per share.  The unfavorable results were primarily the result of lower land sales volume, offset somewhat by higher earnings from income properties.  Included in the second quarter 2006 profits was $248,454, equivalent to $.04 per share, from discontinued operations. The discontinued operations represented the operation and sale of an auto dealership site located in Daytona Beach, Florida, which was being held as an income property.

For the first six months of 2007 earnings totaled $532,128, equivalent to $.09 per share.  Profits totaling $5,867,966, equivalent to $1.03 per share, were posted in the first six months of 2006.  The lower earnings in 2007 can be attributed to lower profits on land sales, along with higher costs associated with stock-based compensation.  Higher earnings from income properties during the first six months of 2007 were an offset to the lower profits during the period.

The second quarter and first six months of 2006 have been adjusted to reflect the  impact of the adjustment made under Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”), in the fourth quarter of 2006.  The adjustment was considered immaterial for each of the periods of 2006.

The Company also uses Earnings before Depreciation, Amortization, and Deferred Taxes (EBDDT) as a performance measure.  The Company’s strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT:

	Three Months Ended
	June 30,	June 30,
	2007	2006
Net Income	$1,115,940	$3,739,534
Add Back:
Depreciation and Amortization	621,457	537,856
Deferred Taxes	(116,692)	66,132

Earnings before Depreciation,
Amortization and Deferred Taxes	$1,620,705	$4,343,522

	Six Months Ended
	June 30,	June 30,
	2007	2006
Net Income	$532,128	$5,867,966
Add Back:
Depreciation and Amortization	1,231,250	1,048,803
Deferred Taxes	190,537	1,245,342

Earnings before Depreciation,
Amortization and Deferred Taxes	$1,953,915	$8,162,111

EBDDT is calculated by adding depreciation, amortization, and the change in the deferred income tax liability to net income as they represent non-cash charges. EBDDT is not a measure of operating results or cash flows from operating activities as defined by U.S. generally accepted accounting principles.  Further, EBDDT is not necessarily indicative of cash availability to fund cash needs and should not be considered as an alternative to cash flow as a measure of liquidity.  The Company believes, however, that EBDDT provides relevant information about operations and is useful, along with net income, for an understanding of the Company’s operating results.

EBDDT totaling $1,620,705 and $1,953,915 for the second quarter and first six months of 2007, respectively, was significantly lower than 2006’s second quarter and first six months EBDDT amounting to $4,343,522 and $8,162,111, respectively.  The lower profits from land sales transactions and the resulting reduced deferral of the gains for income tax purposes was the primary cause of the unfavorable results.  The net decrease of deferred taxes in the second quarter of 2007 was due to the reversal of deferred taxes on gains from a year-end 2006 transaction for which the like-kind exchange process was not completed as the Company was unable to identify investment property which met established criteria.

REAL ESTATE SALES

Earnings from real estate sales totaled $750,134 during the quarter ended June 30, 2007, on revenues of $1,189,294.  These profits were generated on the sale of 10 acres of property in addition to the realization of $427,628 of profits from 2005 and 2006 transactions which had been deferred.  The sale of 20 acres of land, in addition to the recognition of $2,589,615 of profits from 2005 transactions which had been deferred, produced revenues and profits of $4,912,645 and $4,127,168, respectively, during the second quarter of 2006.

During the first six months of 2007, the sale of 93 acres of land, including a charitable contribution of 25 acres valued at $1,500,000, produced revenues and profits from land sales totaling $5,865,860 and $1,659,684, respectively.  Also included in sales during the period was the sale of approximately $1,900,000 of impact fee credits.  Costs and expenses rose substantially during the period with the higher cost basis associated with both the charitable contribution and the impact fee credits.  Profits of $8,021,392 were realized on the sale of 44 acres of property, which generated revenues of $9,524,502 during 2006’s first six month period.  Also included in earnings for the first six months of 2006 was the recognition of profits totaling $4,310,350, which had previously been deferred in 2005 due to post-closing obligations.  An additional $1,238,263 of profit was deferred at June 30, 2006, on two transactions which closed in 2006, as post-closing obligations had not been completed.

INCOME PROPERTIES

Profits from income properties rose 9% during the second quarter of 2007 when compared to 2006’s same period.  This increase was produced on a 12% gain in revenues, with the addition of two new properties in June 2006.  Revenues and income were $2,169,889 and $1,742,023, respectively for the three month period of 2007.  For the second quarter of 2006 income of $1,594,670 was generated on revenues of $1,934,456.  Income properties costs and expenses increased 26% during the second quarter of 2007 due to higher depreciation and operating expenses associated with the new properties.

During the first six months of 2007 profits from income properties totaling $3,477,592 were realized on revenues of $4,330,674.  These profits and revenues represented increases of 10% and 14%, respectively, over the profits of $3,152,277 recognized in the first six months of 2006 on revenues of $3,814,149.  These gains, also can be attributed to the addition of two new properties in June of 2006.

GOLF OPERATIONS

Revenues from golf operations increased 3% to $1,410,975 during the second quarter of 2007.  This revenue increase, when compared to 2006’s same period, was generated on higher food and beverage volume, as revenue from golf activities declined 1%.  Although the number of rounds played rose 3% over the prior year’s second quarter, the average rate per round played decreased 4%.  A 5% rise in golf costs and expenses more than offset the revenue gain and resulted in a 12% increase in the loss for the quarter to $390,951.  The increase in golf operations costs and expenses were primarily associated with higher food and beverage cost of sales and payroll costs.  Revenues and a loss of $1,373,085 and $349,380, respectively were posted in 2006’s second quarter.

Golf operations recorded a loss of $681,957 during the first six months of 2007.  This loss represented a 38% increase over the loss of $495,068 recognized for the same period of 2006.  Although revenues increased 3% for the period, to $2,977,182, the increase was more than offset by an 8% rise in costs and expenses.  Food and beverage revenues increased 10% during the period with golf revenues increasing 1%.  Total golf rounds played for the six month period rose 6% over the prior year, but was offset by a 6% decline in average rate per round played.  Golf operations revenues totaled $2,882,749 for the first six months of 2006.  The 8% rise in costs and expenses during the period can be traced to higher payroll costs from both golf and food and beverage activities, along with increased cost of food sales.

Results from the second quarter and first six months of 2006 have been adjusted to reflect the quarterly impact of the SAB 108 adjustment made in the fourth quarter of 2006.  The adjustment was related to golf operations' lease expense and related depreciation of property under the lease. The adjustment was considered immaterial for each of the periods of 2006.

GENERAL, CORPORATE AND OTHER

Profits on the sale of other real estate interests totaled $550,000 and $584,744 for the second quarter and first six months of 2007, respectively.  These profits were realized on the release of subsurface interests on 215 acres of which 158 were released in the second quarter.  During the first half of 2006, profits on the release of subsurface interests totaled $455,870 of which $311,818 were earned in the second quarter.   Releases were granted on 561 acres and 467 acres for the six months and second quarter of 2006, respectively.

Interest and other income decreased 26% in the second quarter and 33% for the six month period when compared to prior year’s same periods.  The declines to $150,084 for the quarter and $300,793 for the six month period can primarily be attributed to lower interest earned on funds held for reinvestment through the like-kind exchange process.  Interest and other income of $202,233 and $445,685 was earned in the second quarter and first six months of 2006, respectively.

Higher expenses related to stock options for both the second quarter and first six months of 2007 resulted in increases in general and administrative expenses of 38% and 70% for the periods, respectively.  Stock option expense increased $358,744 for the second quarter and $1,544,843 for the six-month period when compared to the same period of 2006.  General and administrative expenses totaled $996,286 for the second quarter of 2007 compared to $721,965 for the same period of 2006.  For the six month period of 2007 general and administrative expenses amounted to $4,480,991 with $2,630,495 expensed in 2006’s first six month period.

In May 2006, the Company sold a former automobile dealership site located in Daytona Beach, Florida, which was being held as an income property.  The financial results of operations have been reported separately as discontinued operations in the financial statements.  Income, net of income taxes, of $248,454 and $240,476 was posted in 2006’s quarter and six months ended June 30, 2006, respectively.

On January 1, 2006, the Company implemented SFAS No. 123R "Share Based Payment." The implementation resulted in the recording of a $216,093, cumulative effect of change in accounting principle during the first quarter, net of income tax.
Index

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash and investment securities amounted to $12,052,563 at June 30, 2007, of which $1,310,560 was being held by a qualified intermediary for reinvestment through the like-kind exchange process.  These funds declined $1,651,868 since December 31, 2006.  The primary uses of these funds were $2,942,376 for the acquisition of property, plant and equipment, $2,983,819 for land development and road construction and $1,026,800 for the payment of dividends equivalent to $.18 per share.  The acquisition of property, plant and equipment included the continued land clearing and planting of Company lands for the hay operation in addition to the repurchase of approximately 4 acres of land on LPGA Blvd., in Daytona Beach, Florida.   The land, which was originally sold in 2004 to SunTrust Bank, was repurchased at its original sales price, per the contract, as they could not meet the build provision in the contract due to an overall change in direction of the institution’s plans.

Offsetting these uses of cash was cash provided from operating activities.  Operating activities provided funds of $3,361,590 during the six month period.  These funds included add-backs to net income of $1,725,103 for non-cash stock option compensation, and $1,231,250 for depreciation and amortization.

The Company's Board of Directors and managment periodically review the allocation of any excess capital with a goal of providing the highest return for all shareholders over the long run.  The reviews include consideration of various alternatives, including increasing regular dividends, declaring special dividends, commencing a stock repurchase program, and retaining funds for reinvestment.  At its July 25, 2007, meeting the Board increased the quarterly dividend from $0.09 to $0.10 per share and reaffirmed its support for investment of raw land sales proceeds and self-development of income properties on Company-owned lands.

Capital expenditures for the remainder of 2007 approximate $4.5 million.  These expenditures include approximately $1.0 million for land clearing and planting in the hay operation, $1.0 million for road development and $2.0 million for site development and construction of a two building 30,000 square-foot flex office space complex and a 23,000 square-foot office building on Company owned lands.  In addition to these requirements, the Company intends to invest in additional real estate opportunities through the like-kind exchange process as properties are identified and qualified funds become available.

Capital to fund planned expenditures is expected to be provided from cash and investment securities, as they mature, operating activities, and existing financing sources.  The Company has the ability to borrow on a non-recourse basis against its existing income properties, which are all free of debt as of the date of this filing.  Outstanding balances on notes payable totaled $6,936,854 at June 30, 2007, with no balance outstanding on the $20 million revolving line of credit.

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

During 2005 and 2006, the Company closed transactions for which it had post-closing obligations to provide off-site utilities and/or road improvements.  Full cash payment was received at closing, and warranty deeds were transferred and recorded.  The sales contracts do not provide any offsets, rescission or buy-back if the improvements are not made.  During the first six months of 2007, post-closing obligations were completed, and thus revenues and profits of $667,252 and $563,467 were recognized, respectively, on these transactions.  No post-closing obligations existed at June 30, 2007, and in accordance with SFAS No. 66 no revenues or profits were deferred at that time.

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

The Company has an interest rate swap agreement.  This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk.  This swap arrangement essentially creates the equivalent of fixed-rate debt.  The above-referenced transaction is accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133.”  The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss.  The Company measures the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability.  This measure resulted in no ineffectiveness for the periods ended June 30, 2007 and June 30, 2006.  A liability in the amount of $216,181 at June 30, 2007, has been established on the Company’s balance sheet. The change in fair value, net of applicable taxes, in the cumulative amount of $132,789 at June 30, 2007, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

The Company maintains the 2001 Stock Option Plan (the "Plan") pursuant to which 500,000 shares of the Company's common stock may be issued.  The Plan in place was approved at the April 25, 2001 shareholders’ meeting. Under the Plan, the option exercise price equals the stock market price on the date of grant.  The options vest over five years and all expire after ten years.  The Plan provides for the grant of (1) incentive stock options, which satisfy the requirements of Internal Revenue Code (IRC) Section 422, and (2) non-qualified options which are not entitled to favorable tax treatment under IRC Section 422.  No optionee may exercise incentive stock options in any calendar year for shares of common stock having a total market value of more than $100,000 on the date of grant (subject to certain carryover provisions).

In connection with the grant of non-qualified options, a stock appreciation right for each share covered by the option may also be granted.  The stock appreciation right will entitle the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value of the underlying shares at the time of exercise.  All options granted to date have been non-qualified options.

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

Index

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

The Company manages its debt, considering investment opportunities and risk, tax consequences and overall financial strategies.  The Company is primarily exposed to interest rate risk on its $8,000,000 ($6,936,854 outstanding at June 30, 2007) term loan.  The borrowing bears a variable rate of interest based on market rates.  Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs.  To achieve this objective, the Company entered into an interest rate swap agreement during the second quarter of 2002. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would not materially affect the Company’s financial position, results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the second fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. NOT APPLICABLE

ITEM 3. NOT APPLICABLE

ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company's Shareholders was held on April 25, 2007.  The following votes were received for two Nominees in Class II who were elected for the remaining year of a three-year term and for each of the three nominees for Class I directors, each of whom was elected to a three-year term:

		FOR	WITH HELD
Class II
	William Davison	5,292,361	105,232
	James E. Jordan	5,292,387	105,206
Class I
	John C. Adams, Jr.	5,300,396	97,197
	Bob D. Allen	5,299,572	98,201
	John C. Myers, III	5,295,776	101,817

ITEM 5 NOT APPLICABLE

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

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

                                                                                       Date: August 8, 2007 By:/s/ William H. McMunn
William H. McMunn, President
and Chief Executive Officer

                                                                          Date: August 8, 2007 By:/s/ Bruce W. Teeters
                                                             Bruce W. Teeters, Senior
                                                                                                                                                                                       Vice President - Finance
                                                                                                                                                                                                                     and Treasurer

Index