Form 10-Q
period 2007-09-30
CONSOLIDATED TOMOKA LAND CO
filed 2007-11-09
CIK 23795

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Class of Common Stock Outstanding
November 5, 2007
$1.00 par value 5,725,806

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements
Consolidated Balance Sheets -
September 30, 2007 (Unaudited) and December 31, 2006	3

Consolidated Statements of Income -
Three Months and Nine-Months Ended September 30, 2007 and 2006
(Unaudited)	4

Consolidated Statement of Shareholders’ Equity and
Comprehensive Income -
Nine-Months Ended September 30, 2007
(Unaudited)	5

Consolidated Statements of Cash Flows
Nine- Months Ended September 30, 2007 and 2006
(Unaudited)	6

Notes to Consolidated Financial Statements	7-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 6. Exhibits	15
Exhibit 3.1 Exhibit 3.2 Exhibit 31.1 Exhibit 31.2 Exhibit 32.1 Exhibit 32.2
SIGNATURES	16

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED BALANCE SHEETS

                                        (Unaudited)
	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
ASSETS
Cash	$3,233,154	$738,264
Restricted Cash	1,524,347	1,185,962
Investment Securities	9,521,974	11,780,205
Notes Receivable	700,000	700,000
Land and Development Costs	16,012,716	15,058,340
Intangible Assets	4,814,186	5,103,649
Other Assets	4,949,229	5,569,605
	40,755,606	40,136,025

Property, Plant, and Equipment:
Land, Timber and Subsurface Interests	6,267,707	3,012,623
Golf Buildings, Improvements, and Equipment	11,613,112	11,442,492
Income Properties Land, Buildings, and Improvements	104,820,647	104,819,695
Other Building, Equipment, and Land Improvements	2,819,381	2,584,467
Total Property, Plant, and Equipment	125,520,847	121,859,277
Less, Accumulated Depreciation and Amortization	(9,762,392)	(8,221,138)
Net - Property, Plant, and Equipment	115,758,455	113,638,139

TOTAL ASSETS	$156,514,061	$153,774,164

LIABILITIES
Accounts Payable	$201,235	$167,378
Accrued Liabilities	8,744,896	7,749,121
Accrued Stock Based Compensation	3,597,598	5,743,773
Income Taxes Payable	419,748	--
Deferred Profit	--	563,467
Deferred Income Taxes	30,127,978	29,491,587
Notes Payable	6,872,781	7,061,531

TOTAL LIABILITIES	49,964,236	50,776,857

SHAREHOLDERS' EQUITY
Common Stock	5,725,806	5,693,007
Additional Paid in Capital	5,130,574	2,630,748
Retained Earnings	96,686,473	95,650,170
Accumulated Other Comprehensive Loss	(993,028)	(976,618)

TOTAL SHAREHOLDERS' EQUITY	106,549,825	102,997,307

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$156,514,061	$153,774,164
See Accompanying Notes to Consolidated Financial Statements.

Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Income
Real Estate Operations:
Real Estate Sales
Sales and Other Income	$2,994,820	$5,095,658	$8,860,680	$14,620,160
Costs and Other Expenses	(627,262)	(1,494,549)	(4,833,438)	(2,997,659)
	2,367,558	3,601,109	4,027,242	11,622,501

Income Properties
Leasing Revenues & Other Income	2,207,308	2,183,626	6,537,982	5,997,775
Costs and Other Expenses	(520,110)	(407,697)	(1,373,192)	(1,069,569)
	1,687,198	1,775,929	5,164,790	4,928,206

Golf Operations
Sales and Other Income	930,164	1,027,067	3,907,346	3,909,816
Costs and Other Expenses	(1,577,723)	(1,568,987)	(5,236,862)	(4,946,804)
	(647,559)	(541,920)	(1,329,516)	(1,036,988)

Total Real Estate Operations	3,407,197	4,835,118	7,862,516	15,513,719

Profit on Sales of Other
Real Estate Interests	816,235	212,550	1,400,979	668,420

Interest and Other Income	149,627	38,831	450,420	484,516

Operating Income	4,373,059	5,086,499	9,713,915	16,666,655

General and Administrative Expenses	(1,044,337)	(1,911,250)	(5,525,328)	(4,541,745)

Income from Continuing Operations
Before Income Taxes	3,328,722	3,175,249	4,188,587	12,124,910
Income Taxes	(1,226,158)	(791,231)	(1,553,895)	(3,897,309)
Income Before Discontinued Operations
and Cumulative Effect of
Change in Accounting Principle	2,102,564	2,384,018	2,634,692	8,227,601
Income from Discontinued Operations
Net of Income Tax	--	--	--	240,476
Cumulative Effect of Change in
Accounting Principle	--	--	--	(216,093)
Net Income	$2,102,564	$2,384,018	$2,634,692	$8,251,984

Per Share Information:
Basic and Diluted Income (Loss) Per Share
Income Before Discontinued Operations
and Cummulative Effect of
Change in Accounting Principle	$0.37	$0.42	$0.46	$1.45
Income from Discontinued Operations
Net of Income Tax	--	--	--	0.04
Cummulative Effect of Change in
Accounting Principle	--	--	--	(0.04)
Net Income	$0.37	$0.42	$0.46	$1.45

Dividends	$0.10	$0.09	$0.28	$0.25
See Accompanying Notes to Consolidated Financial Statements
Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Comprehensive Income

Balance, December 31, 2006	$5,693,007	$2,630,748	$95,650,170	$(976,618)	$102,997,307

Net Income			2,634,692		2,634,692	$2,634,692

Other Comprehensive Loss: Cash Flow
Hedging Derivative, Net of Tax				(16,410)	(16,410)	(16,410)

Comprehensive Income						$2,618,282

Exercise of Liability Classified Stock Options	32,799	2,499,826			2,532,625

Cash Dividends ($.28 per share)			(1,598,389)		(1,598,389)

Balance, September 30, 2007	$5,725,806	$5,130,574	$96,686,473	$(993,028)	$106,549,825

See Accompanying Notes to Consolidated Financial Statements.
Index

See
CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended
	September 30,	September 30,
	2007	2006
Cash Flow from Operating Activities
Net Income	$2,634,692	$8,251,984

Adjustments to Reconcile Net Income to Net Cash
Provided By Operating Activities:
Depreciation and Amortization	1,848,214	1,662,368
Loss (Gain) on Sale of Property, Plant, and Equipment	110,790	(436,971)
Deferred Income Taxes	636,391	3,353,834
Non Cash Compensation	1,661,438	1,348,525
Deferred Profit	(563,467)	--

(Increase) Decrease in Assets:
Land and Development Costs	(954,376)	(3,744,466)
Refundable Income Taxes	37,664	--
Other Assets	582,714	293,022

Increase (Decrease) in Liabilities:
Accounts Payable	33,857	502,140
Accrued Liabilities and Accrued Stock Based Compensation	979,365	379,620
Deferred Profit	--	(3,648,986)
Income Taxes Payable	419,748	(4,772,188)
Net Cash Provided By Operating Activities	7,427,030	3,188,882

Cash Flow From Investing Activities:
Acquisition of Property, Plant, and Equipment	(3,789,860)	(15,627,639)
Acquisition of Intangible Assets	--	(858,808)
Increase in Restricted Cash for Acquisitions
Through the Like-Kind Exchange Process	(338,385)	5,736,528
Net (Increase) Decrease in Investment Securities	2,258,231	7,430,271
Proceeds from Disposition of Property, Plant, and Equipment	--	1,630,205
Net Cash Used In Investing Activities	(1,870,014)	(1,689,443)

Cash Flow from Financing Activities:
Proceeds from Notes Payable	1,776,000	5,540,000
Payments on Notes Payable	(1,964,750)	(4,816,914)
Cash Proceeds from Exercise of Stock Options	16,762	19,515
Cash Used to Settle Stock Appreciation Rights	(1,291,749)	(771,333)
Dividends Paid	(1,598,389)	(1,421,071)
Net Cash Used in Financing Activities	(3,062,126)	(1,449,803)

Net Increase in Cash	2,494,890	49,636
Cash, Beginning of Year	738,264	1,127,143
Cash, End of Period	$3,233,154	$1,176,779

See Accompanying Notes to Consolidated Financial Statements.
Index
In

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

Summary financial information for the operation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Revenues	--	--	--	--

Loss	--	--	--	$(45,475)

Income Tax Benefit	--	--	--	17,542

Gain on Sale ( Net of Income Tax of $168,562)	--	--	--	268,409

Net Income	--	--	--	$240,476
Index
NOTE 3. COMMON STOCK AND EARNINGS PER SHARE
Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Income Available to Common Shareholders:

Income Before Discontinued Operations and
Cumulative Effect of Change in Accounting Principle	$2,102,564	$2,384,018	$2,634,692	$8,227,601
Discontinued Operations (Net of Income Tax)	--	--	--	240,476
Cumulative Effect of Change in
Accounting Principle (Net of Income Tax)	--	--	--	(216,093)
Net Income	$2,102,564	$2,384,018	$2,634,692	$8,251,984

Weighted Average Shares Outstanding	5,720,219	5,691,192	5,713,450	5,681,060
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	--	7,452	14,738	11,526
Total Shares Applicable to Diluted Earnings Per Share	5,720,219	5,698,644	5,728,188	5,692,586

Per Share Information:
Basic Income Per Share
Income Before Discontinued Operations and
Cumulative Effect of Change in
Accounting Principle	$0.37	$0.42	$0.46	$1.45
Discontinued Operations (Net of Income Tax)	--	--	--	0.04
Cumulative Effect of Change in
Accounting Principle (Net of Income Tax)	--	--	--	(0.04)
Net Income	$0.37	$0.42	$0.46	$1.45

Diluted Income Per Share
Income Before Discontinued Operations and
Cumulative Effect of Change in
Accounting Principle	$0.37	$0.42	$0.46	$1.45
Discontinued Operations (Net of Income Tax)	--	--	--	0.04
Cumulative Effect of Change in
Accounting Principle (Net of Income Tax)	--	--	--	(0.04)
Net Income	$0.37	$0.42	$0.46	$1.45
Diluted shares outstanding for the quarter ended September 30, 2007, does not assume the conversion of stock options as it would have an anti-dilutive effect on earnings per share.

Index

NOTE 4. NOTES PAYABLE

Notes Payable consist of the following:
	September 30, 2007
	Total	Due Within One Year

$20,000,000 Line of Credit	$--	$--
Notes Payable	6,872,781	266,726
Total	$6,872,781	$266,726

Payments applicable to reduction of principal amounts will be required as follows:

                         Year Ending June 30,
2008	$266,726
2009	287,004
2010	308,824
2011	332,303
2012	5,677,924
2013 & thereafter	--
$6,872,781

During the first quarter of 2007 the Company amended its financing agreements with its primary lender. The changes to the agreements included the expansion of the revolving line of credit to $20 million from $10 Million, while decreasing the interest rate to 140 basis points over the 30-day LIBOR and releasing the 3,000 acres mortgaged under the $8 million ten-year term loan.

For the first nine-months of 2007, interest expense was $290,313, net of $94,344 interest capitalized to land and development costs, with interest of $384,657 paid during the nine-month period. During the first nine months of 2006, interest expensed and paid totaled $406,334.
Index
NOTE 5. STOCK OPTION PLAN

The Company maintains a stock option plan (“Plan”) pursuant to which 500,000 shares of the Company’s common stock may be issued. A summary of share option activity under the Plan as of September 30, 2007, and changes during the nine months ended is presented below:

STOCK OPTIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007:
	Shares	Wtd Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	172,200	$41.96
Granted	62,000	$77.25
Exercised	(54,400)	$30.78
Expired	--	--
Outstanding September 30, 2007	179,800	$59.04	8.15	$2,094,708
Exercisable at September 30, 2007	8,400	$65.53	8.34	$14,604

STOCK APPRECIATION RIGHTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007:
	Shares	Wtd.Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	172,200	$13.60
Granted	62,000	$15.73
Exercised	(54,400)	$20.83
Expired	--	--
Outstanding September 30, 2007	179,800	$13.89	8.15	$1,127,920
Exercisable at September 30, 2007	8,400	$11.43	8.34	$7,864
In connection with the exercise of 54,400 option shares, 32,799 shares of stock were issued and 21,601 shares of stock were surrendered to relieve the stock option liability by $2,515,863. Cash proceeds of $16,762 were received on the exercise of the stock options.
Index

NOTE 6. PENSION PLAN

The Company maintains a defined benefit pension plan for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on age, years of service, and the average compensation for the highest five years during the final ten years of employment. The benefit formula provides for a life annuity benefit.

Following are the components of the Net Period Benefit Cost:
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2007
Service Cost	$72,716	$69,291	$218,148	$207,873
Interest Cost	100,683	95,915	302,049	287,745
Expected Return on Plan Assets	(126,296)	(114,224)	(378,888)	(342,672)
Net Amortization	12,497	17,480	37,491	52,440
Net Periodic Benefit Cost	$59,600	$68,462	$178,800	$205,386

A contribution in the amount of $387,017 was made in the first nine months of 2007.
Index
NOTE 7. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007.  The Company recognized no change in the liability for unrecoginzed tax benefits as a result of the implementation of FIN 48.  As of the date of adoption, the Company had no unrecognized tax benefits.

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

Income taxes of $611,822 were paid in the nine months ended September 30, 2007.

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

Information about the Company’s operations in different segments is as follows (amount in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues:
Real Estate	$2,995	$5,096	$8,861	$14,620
Income Properties	2,207	2,184	6,538	5,998
Golf	930	1,027	3,907	3,910
General, Corporate and Other	966	251	1,851	1,153
	$7,098	$8,558	$21,157	$25,681
Income (Loss):
Real Estate	$2,368	$3,601	4,027	11,623
Income Properties	1,687	1,776	5,165	4,928
Golf	(648)	(542)	(1,329)	(1,037)
General, Corporate and Other	(78)	(1,660)	(3,674)	(3,389)
	$3,329	$3,175	$4,189	$12,125

			September 30,
			2007
Identifiable Assets
Real Estate			$25,711
Income Properties			105,476
Golf			8,301
General, Corporate and Other			17,026
			$156,514
Depreciation and Amortization
Real Estate			$268
Income Properties			1,143
Golf			362
General, Corporate and Other			75
			$1,848
Capital Expenditures
Real Estate			$2,028
Income Properties			2
Golf			171
General, Corporate and Other			1,589
			$3,790

Identifiable assets by industry are those assets that are used in the Company’s operations in each industry.  General corporate assets and assets used in the Company’s other operations consist primarily of cash, investment securities, and property, plant, and equipment.
        Index

NOTE 9. RELATED PARTY TRANSACTIONS

During the second quarter of 2007, the Company exercised its right to repurchase a parcel of land, at a price of $1,430,660, which had been acquired from the Company by SunTrust Bank in 2004.   The land, which was originally sold in 2004 to SunTrust Bank, was repurchased at its original sales price pursuant to the terms of the contract, as it could not meet the build provision in the contract due to an overall change in direction of the Bank's real estate ownership strategy.  At the time of the original contract in 2004 (at which point the price of the repurchase was set) and the Company’s exercise of its right to repurchase in 2007, William H. Davison, Chairman, President, and Chief Executive Officer of SunTrust Bank of East Central Florida, was not a member of the Company’s Board of Directors.  As of the date of the  closing of the repurchase, Mr. Davison was a member of the Board.

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

Over the last five years, the Company has had a trend of strong sales and development activities, primarily within the Company’s western Daytona Beach area core land holdings.  These activities include: the sale of 120 acres of land to Florida Hospital in 2005 for the construction of a new facility, which commenced in 2006; the expansion of the Daytona Beach Auto Mall; the opening of a second office building in the Cornerstone Office Park; the continued development within the 250-acre Gateway Commerce Park; and the sale of approximately 100 acres of land on which a private high school is under development. During the first quarter of 2007, development began on the future site of the City of Daytona Beach police station. This parcel was sold by the Company to the City of Daytona Beach in 2006 at a discounted sales price, for which the Company received a charitable contribution deduction.  This site is located adjacent to Gateway Commerce Park. Residential development has also been strong on lands sold by the Company in prior years, including within the LPGA International community, and on other lands both east and west of Interstate 95.  These development activities tend to create additional buyer interest and sales opportunities.

In addition to the development activities performed by third parties on Company owned lands, the Company has begun self-development of income properties.  These projects include the construction of a two-building 30,000 square-foot flex office space complex located within the Gateway Commerce Park in addition to a 23,000 square-foot office building located on LPGA Blvd. Site work has begun on both projects.

While most national homebuilders have experienced significant reductions in new sales contracts from the peak in mid-to-late 2005, the Company continues to experience a relatively stable Daytona Beach commercial real estate market.  A significant backlog of contracts is in place for closing in the remainder of 2007 and 2008.  Management intends to focus its efforts on closing this backlog while creating additional contracts and value for Company owned lands.

During the third quarter of 2007, a contract was signed for the sale of 25 acres of land near the Florida Hospital site at a price approximating $17.4 million.  The parcel is intended to be developed for retail uses.  Prior to closing, the contract provides for an inspection period.  Additionally, certain customary contingencies must be satisfied, and governmental approvals must be obtained, before the buyer will be obligated to close the transaction.  It is anticipated this sale will close in late 2008.

In 2000, the Company initiated a strategy of investing in income properties utilizing the proceeds of agricultural land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes.  As of September 30, 2007, the Company had invested approximately $110 million in twenty-five income properties through this process, with an additional $1.3 million held by a qualified intermediary and an additional $8.5 million, which was generated through Internal Revenue Code Section 1033, Involuntary Conversion Under Threat of Condemnation, available for investment in additional properties. The existing investment base is expected to generate lease revenue of approximately $8.5 million annually.  This income, along with income from additional net-lease income property investments, is expected to decrease earnings volatility in future years and add to overall financial performance.  The Company is now in a position to consider other forms of real estate investment to diversify and enhance potential returns.

Golf operations consist of the operation of the golf courses, a clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95, south and east of LPGA Blvd.

The Company’s agricultural operations consist of growing, managing, and selling timber and hay products on approximately 11,100 acres of Company lands on the west side of Daytona Beach, Florida.
        Index

     SUMMARY OF 2007 OPERATING RESULTS

Net income of $2,102,564, equivalent to $.37 per share, was posted for the quarter ended September 30, 2007.  This net income represents a 12% reduction from 2006’s third quarter profits of $2,384,018, equivalent to $.42 per share.  The decreased earnings were primarily attributable to lower earnings from real estate sales.  Lower income taxes in 2006 also contributed to the decline, as charitable contributions of land were made during the third quarter of 2006 to lower the effective tax rate to 25% during the period.

During the first nine months of 2007, net income totaled $2,634,692, equivalent to $.46 per share, a significant downturn from profits of $8,251,984, equivalent to $1.45 per share, recorded for the same period one year earlier.  Lower profits from land sales were the major cause of this downturn, with higher stock option expense also a contributing factor.

The third quarter and first nine months of 2006 have been adjusted to reflect the impact of the adjustment made under Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”), in the fourth quarter of 2006.  The adjustment was considered immaterial for each of the periods of 2006.

The Company also uses Earnings before Depreciation, Amortization, and Deferred Taxes (EBDDT) as a performance measure.  The Company’s strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT:

	Three Months Ended
	September 30, 2007	September 30, 2006
Net Income	$2,102,564	$2,384,018
Add Back:
Depreciation and Amoritization	616,964	613,565
Deferred Taxes	445,854	2,108,492

Earnings before Depreciation
Amortization and Deferred Taxes	$3,165,382	$4,343,522

	Nine Months Ended
	September 30, 2007	September 30, 2006
Net Income	$2,634,692	$8,251,984
Add Back:
Depreciation and Amortization	1,848,214	1,662,368
Deferred Taxes	636,391	3,353,834

Earnings before Depreciation
Amoritzation and Deferred Taxes	$5,119,297	$13,268,186

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

EBDDT totaling $3,165,382 and $5,119,297 for the third quarter and first nine months of 2007, respectively, was significantly lower than 2006’s third quarter and first nine months EBDDT amounting to $4,343,522 and $13,268,186, respectively.  The lower profits from land sales transactions and the resulting reduced deferral of the gains for income tax purposes were the primary cause of the unfavorable results.  The reversal of deferred taxes on gains from year-end 2006 transactions for which the like-kind exchange process was not completed also contributed to the reduced EBDDT in the first nine-months of 2007, as the Company was unable to identify investment property which met established criteria.

REAL ESTATE SALES

Earnings from real estate sales totaled $2,367,558 during the third quarter of 2007.  These earnings were realized on the sale of 11 acres of property, which produced revenues amounting to $2,994,820.  Revenues amounting to $5,095,658 and profits of $3,601,109 were realized from real estate sales during the third quarter of 2006.  These revenues and profits were earned on the sale of 100 acres of property.  Included in property sales during 2006’s third quarter were profits of $577,000 realized on transactions that had been deferred in previous periods, due to post-closing obligations.  During the third quarter of 2006, the Company made a charitable contribution of 11 acres of land, which had a fair market value of $950,000.  This transaction was recorded as a sale of real estate with an offsetting charge to real estate costs and expenses.

During the first nine months of 2007, the sale of 104 acres of land, including a charitable contribution of 25 acres of land valued at $1,500,000, produced revenues and profits from land sales totaling $8,860,680 and $4,027,242, respectively.  Also included in sales during the period was the sale of approximately $1,900,000 of impact fee credits.  Costs and expenses rose substantially during the period with the higher cost basis associated with both the charitable contribution and the impact fee credits.  Profits of $11,622,501were realized on the sale of 143 acres of property, which generated revenues of $14,620,160, during 2006’s first nine-month period.  Also included in earnings for the first nine months of 2006 was the recognition of profits totaling $4,733,000, that had previously been deferred in 2005 due to post-closing obligations.  An additional $1,084,000 of profit was deferred at September 30, 2006, on two transactions which closed in 2006, as post-closing obligations had not been completed.
Index

INCOME PROPERTIES

Income properties produced revenues and profits of $2,207,308 and $1,687,198, respectively, during the third quarter of 2007.  These revenues represented a modest 1% increase over 2006’s same period revenues of $2,183,626, while profits declined 5% over prior year profits totaling $1,775,929.  Operating expenses rose during the period on higher real estate taxes and other operating costs associated with properties purchased in 2006.

The addition of two properties in June 2006 accounted for revenue and profit gains of 9% and 5%, respectively, for the first nine months of 2007 when compared to 2006’s same period.  Revenues totaling $6,537,982 produced profits from income properties of $5,164,790 in 2007’s nine month period, with 2006’s same period resulting in revenues and profits of $5,997,775 and $4,928,206, respectively.  Income properties costs and expenses increased 28% during the period to $1,373,192 with depreciation and operating expenses associated with the two new properties for the full nine-month period.

GOLF OPERATIONS

Revenues from golf operations decreased 9% during the third quarter of 2007 resulting in a 19% increase in losses posted from the operation.  The revenue decline, to $930,164, was the result of decreases in both golf and food and beverage activities.  The number of golf rounds played fell 9% during the three-month period and average rate per round played declined 3%.  Weather was a factor in the lower numbers with a greater number of rain days experienced during the current period compared to the abnormally dry period experienced in 2006.  Losses during 2007’s third quarter amounted to $647,559.  Revenues and losses during the third quarter of 2006 totaled $1,027,067 and $541,920, respectively.  Golf operations costs and expense were in line with prior year results.

Losses from golf operations rose 28% to $1,329,516 for the first nine months of 2007 when compared to losses of $1,036,988 posted in 2006’s same period.  Revenues of $3,907,346 were in line with 2006’s revenues totaling $3,909,816 but were offset by a 6% increase in golf operations costs and expenses.  Stable revenues were achieved despite a 2% decrease in revenues from golf activities as food and beverage activities produced a 4% increase in revenue.  Golf rounds played during the nine-month period rose 1%, but were offset by a 4% fall in the average rate per round.  The higher costs and expenses recorded during the period in 2007 were primarily attributed to higher food and beverage cost of sales and payroll costs, along with increased course maintenance costs.

Results from the third quarter and first nine months of 2006 have been adjusted to reflect the quarterly impact of the SAB 108 adjustment made in the fourth quarter of 2006.  The adjustment was related to golf operations' lease expense and related depreciation of property under the lease. The adjustment was considered immaterial for each of the periods of 2006.

GENERAL, CORPORATE AND OTHER

Profits on the sale of other real estate interests totaled $816,235 and $1,400,979 for the third quarter and first nine months of 2007, respectively.  These profits were realized on the release of subsurface entry rights on 645 acres of which 394 were released in the third quarter.  During the first nine months of 2006, profits on the release of subsurface interests totaled $668,420 of which $212,550 was earned in the third quarter.   Releases were granted on 610 acres and 49 acres for the nine months and third quarter of 2006, respectively.

Interest and other income increased to $149,627 in the third quarter of 2007 from $38,831 recorded in 2006’s third quarter.  Higher interest on investment securities, mortgage notes receivable, and funds held for reinvestment through the like-kind exchange process all contributed to the rise.  For the nine-month period interest and other income decreased 7% to $450,420 compared to $484,516 in the prior year.  The decline was primarily the result of lower interest earned on funds held for reinvestment through the like-kind exchange process, offset by higher earnings from investment securities and mortgage notes receivable.

Lower stock options expense for the quarter resulted in a 45% decrease in general and administrative expenses during the period.  Stock option expenses were reduced approximately $880,000 when compared to the prior year’s third quarter when the price of the Company’s stock rose significantly.  General and administrative expenses totaled $1,044,337 and $1,911,250 for the third quarter of 2007 and 2006, respectively.

General and administrative expenses of $5,525,328 for the first nine months of 2007 represented a 22% increase over 2006 general and administrative expenses of $4,541,745.  For the nine- month period stock option expense increased approximately $665,000 over the prior year.  Also contributing to the increased general and administrative expenses were higher legal fees and pension and other post-retirement benefit costs.

During the first nine months of 2006, the Company made charitable contributions of land to qualified organizations.  These contributions, which the Company determined with reasonable assurance could be utilized over the five year carryforward period, resulted in an approximate $690,000 positive adjustment to the income tax provision in the first nine months of 2006.  This positive adjustment resulted in an effective tax rate approximating 32% for the nine-month period and 25% for the third quarter of 2006.

In May 2006, the Company sold a former automobile dealership site located in Daytona Beach, Florida, which was being held as an income property.  The financial results of operations have been reported separately as discontinued operations in the financial statements.  Income, net of income taxes, of  $240,476 was posted in 2006’s nine months ended September 30, 2006.

On January 1, 2006, the Company implemented SFAS No. 123R, "Share Based Payment." The implementation resulted in the recording of a $216,093, cumulative effect of change in accounting principle during the first quarter, net of income tax.
Index

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, and investment securities amounted to $14,279,475 at September 30, 2007, of which $1,524,347 was being held by a qualified intermediary for reinvestment through the like-kind exchange process.  These funds increased $575,044 since December 31, 2006.  The primary increase in these funds was from operating activities offset by  $3,789,860 for the acquisition of property, plant, and equipment, $4,840,721 for land development and road construction, and $1,598,389 for the payment of dividends equivalent to $.28 per share.  The acquisition of property, plant and equipment included the continued land clearing and planting of Company lands for the hay operation in addition to the repurchase of approximately 4 acres of land on LPGA Blvd. in Daytona Beach, Florida.   At the time of the original contract in 2004 (at which point the price of the repurchase was set) and the Company’s exercise of its right to repurchase in 2007, William H. Davison, Chairman, President, and Chief Executive Officer of SunTrust Bank of East Central Florida, was not a member of the Company’s Board of Directors.  The land, which was originally sold in 2004 to SunTrust Bank, was repurchased at its original sales price pursuant to the terms of the contract, as it could not meet the build provision in the contract due to an overall change in direction of the Bank's real estate ownership strategy.  The Bank had previously announced the sale of its real estate portfolio and curtailment of new construction.

The Company's Board of Directors and management periodically review the allocation of any excess capital with a goal of providing the highest return for all shareholders over the long term.  The reviews include consideration of various alternatives, including increasing regular dividends, declaring special dividends, commencing a stock repurchase program, and retaining funds for reinvestment.  At its October 24, 2007 meeting the Board declared a quarterly dividend of $0.10 per share and reaffirmed its support for investment of raw land sales proceeds through the tax deferred like-kind exchange process and self-development of income properties on Company-owned lands.

Capital expenditures for the remainder of 2007 are expected to approximate $2 million.  These expenditures include approximately $500,000 for land clearing and planting in the hay operation, $300,000 for road development, and $750,000 for site development and construction of a two building 30,000 square-foot flex office space complex and a 23,000 square-foot office building on Company owned lands.  In addition to these requirements, the Company intends to invest in additional real estate opportunities through the like-kind exchange process as properties are identified and qualified funds become available.

Capital to fund planned expenditures is expected to be provided from cash and investment securities, as they mature, operating activities, and existing financing sources.  The Company has the ability to borrow on a non-recourse basis against its existing income properties, which are all free of debt as of the date of this filing.  Outstanding balances on notes payable totaled $6,872,781 at September 30, 2007, with no balance outstanding on the $20 million revolving line of credit.

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

During 2005 and 2006, the Company closed transactions for which it had post-closing obligations to provide off-site utilities and/or road improvements.  Full cash payment was received at closing, and warranty deeds were transferred and recorded.  The sales contracts do not provide any offsets, rescission or buy-back if the improvements are not made.  During the first six months of 2007, post-closing obligations were completed, and thus revenues and profits of $667,252 and $563,467 were recognized, respectively, on these transactions.  No post-closing obligations existed at September 30, 2007, and in accordance with SFAS No. 66, no revenues or profits were deferred at that time.

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

The Company has an interest rate swap agreement.  This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk.  This swap arrangement essentially creates the equivalent of fixed-rate debt.  The above-referenced transaction is accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133.”  The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss.  The Company measures the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability.  This measure resulted in no ineffectiveness for the periods ended September 30, 2007 and September 30, 2006.  A liability in the amount of $374,823 at September 30, 2007, has been established on the Company’s balance sheet. The change in fair value, net of applicable taxes, in the cumulative amount of $230,235 at September 30, 2007, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

The Company maintains the 2001 Stock Option Plan (the "Plan") pursuant to which 500,000 shares of the Company's common stock may be issued.  The current Plan was approved at the April 25, 2001 shareholders’ meeting. Under the Plan, the option exercise price equals the stock market price on the date of grant.  The options vest over five years and all expire after ten years.  The Plan provides for the grant of (1) incentive stock options, which satisfy the requirements of Internal Revenue Code (IRC) Section 422, and (2) non-qualified options, which are not entitled to favorable tax treatment under IRC Section 422.  No optionee may exercise incentive stock options in any calendar year for shares of common stock having a total market value of more than $100,000 on the date of grant (subject to certain carryover provisions).

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

The Company manages its debt, considering investment opportunities and risk, tax consequences, and overall financial strategies.  The Company is primarily exposed to interest rate risk on its $8,000,000 ($6,872,781 outstanding at September 30, 2007) term loan.  The borrowing bears a variable rate of interest based on market rates.  Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs.  To achieve this objective, the Company entered into an interest rate swap agreement during the second quarter of 2002. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would not materially affect the Company’s financial position, results of operations or cash flows.
Index
ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the third fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

We wish to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2007, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market in the City of Daytona Beach and Volusia County, Florida; the ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of environmental and land use regulations; the impact of competitive real estate activity; variability in quarterly results due to the unpredictable timing of land sales; the loss of any major income property tenants; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

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
Index
ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 3.1 - Articles of Incorporation of CTLC, Inc. dated February 26, 1993 and Amended Articles of Incorporation dated March 30, 1993 filed with the registrant's Quarterly
              Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated by this reference.

Exhibit 3.2 - By-laws of Consolidated-Tomoka Land Co. as amended October 24, 2007 filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed
              October 26, 2007 and incorporated by this reference.

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

         CONSOLIDATED-TOMOKA LAND CO.
                    (Registrant)

            Date: November 8, 2007 By:/s/ William H. McMunn
                                    William H. McMunn, President
                                        and Chief Executive Officer

                            Date: November 8, 2007 By:/s/ Bruce W. Teeters
                                        Bruce W. Teeters, Senior Vice President
                                        Finance and Treasurer

        Index