Form 10-K
period 2007-12-31
CONSOLIDATED TOMOKA LAND CO
filed 2008-03-13
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-5556

CONSOLIDATED-TOMOKA LAND CO.

(Exact name of registrant as specified in its charter)

Florida	59-0483700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530 Cornerstone Boulevard, Suite 100 Daytona Beach, Florida	32117
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code

(386) 274-2202

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered
COMMON STOCK, $1 PAR VALUE	AMERICAN STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Smaller Reporting Company ☐	Accelerated filer ☒	Non-accelerated filer ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐    NO  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant at June 29, 2007, was approximately $385,983,132.

The number of shares of the registrant’s Common Stock outstanding on February 29, 2008 was 5,725,806.

Portions of the Proxy Statement of the registrant, which the Company expects will be dated March 21, 2008, are incorporated by reference in Part III of this report.

“Safe Harbor”

Certain statements contained in this Form 10-K (other than statements of historical fact) are forward-looking statements. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “will,” “could,” “may,” “should,” “plan,” “potential,” “predict,” “forecast,” “project,” and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Forward-looking statements are made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2008, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include the risk factors set forth in Item 1A below.

While the Company periodically reassesses material trends and uncertainties affecting its results of operations and financial condition, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

PART I

ITEM 1.	BUSINESS

Consolidated-Tomoka Land Co. (the “Company,” “we,” “our,” or “us”) is primarily engaged in real estate, income properties, and golf operations (collectively, which is referred to as “The Real Estate Business”) through its wholly owned subsidiaries, Indigo Group Inc., Indigo Development Inc., Indigo International Inc., Indigo Group Ltd., Indigo Commercial Realty Inc., W. Hay Inc., W. Hay LLC, and Palms Del Mar Inc. Real estate operations include land sales and development, agricultural operations, and leasing properties for oil and mineral exploration. Income properties primarily consist of owning properties leased on a triple-net and double-net basis. Golf operations consist of the operation of two golf courses, a clubhouse facility, and food and beverage activities. These operations are predominantly located in Volusia County, Florida, with various income properties located in Florida, Georgia, and North Carolina.

The following is information regarding the Company’s business segments. The “General, Corporate, and Other” category includes general and administrative expenses, income earned on investment securities, and other miscellaneous income and expense items.

	2007	2006	2005
	(IN THOUSANDS)
Revenues of each segment are as follows:
Real Estate	$25,948	$28,942	$32,074
Income Properties	8,725	8,184	6,618
Golf	5,160	5,210	4,818
General, Corporate, and Other	3,243	1,253	1,210

	$43,076	$43,589	$44,720

Operating income (loss) before income tax for each segment is as follows:
Real Estate	$19,013	$21,811	$25,581
Income Properties	6,956	6,723	5,446
Golf	(1,749)	(1,478)	(1,292)
General, Corporate, and Other	(2,927)	(5,566)	(6,787)

	$21,293	$21,490	$22,948

Identifiable assets of each segment are as follows:
Real Estate	$33,026	$23,088	$15,473
Income Properties	105,121	106,955	93,908
Golf	8,334	8,651	9,308
General, Corporate, and Other	25,352	15,080	24,569

	$171,833	$153,774	$143,258

Identifiable assets by segment are those assets that are used in each segment. General corporate assets and those used in the Company’s other operations consist primarily of cash, investment securities, notes receivable, and property, plant, and equipment.

BUSINESS PLAN

In 1999, we adopted a business plan that we believed could increase shareholder value year-after-year and also produce stable earnings during depressed real estate markets. We committed to minimize corporate debt and overhead. The real estate market has always been cyclical. In down markets, significant debt can severely weaken a real estate company by forcing it to sell off valuable assets at a discount. Although our revenues and profits have grown significantly, we have only 17 corporate employees—the same number we had in 2000.

ITEM 1.	BUSINESS (Continued)

Except for our agricultural operations, we subcontract all other work depending on work load. To cover operating expenses and produce stable income during challenging economic conditions, we accumulated a debt-free $110 million portfolio of net-lease properties. These strategic initiatives have allowed us to continue to sell at the highest prices per square-foot in our market. We have a policy of not discounting prices to make a sale even during challenging times. We can afford to hold our lands until the market improves. In short, we believe that our business plan allows us to increase shareholder value in both good and bad times.

Our business plan accelerates the conversion of our agricultural lands, which are all located in Daytona Beach, into a geographically diverse portfolio of low risk income properties utilizing income tax deferral under Section 1031 of the Internal Revenue Code. Our long-held lands are carried on our books at a very low tax basis, and as a result, land sales generate very large taxable gains. The 1031 exchange process allows us to postpone, hopefully indefinitely, the related income taxes and reinvest 100% of the gross sale proceeds. To equal the equivalent after-tax returns from the 1031 process, alternative investments would need to yield a safe return greater than 40%. Our 1031 investment strategy offers a number of options that can further increase shareholder value. For example, because our portfolio is comprised of net-lease credit-tenants, we have the option of borrowing against a property on a non-recourse basis and reinvesting the borrowed funds into any number of alternate investments, including self-development, without triggering the repayment of the deferred taxes. We expect that leveraging our portfolio in future years will allow us to further increase our return on investment and shareholder value. We test alternative strategies under our business plan, which are reviewed annually by the Board of Directors. This analysis consistently indicates that our 1031 tax strategy yields the highest potential shareholder value year after year.

Real estate sales and development are a highly localized activity. Our success is based on execution of our business plan by a small, but talented, team of employees with the local knowledge and contacts to market our products and obtain the necessary entitlements. Our strategy coupled with our long-term vision are the steps in building shareholder value. While we often refer to “selling land,” in reality, we are exchanging our essentially non-income producing asset—our agricultural land—into a new higher-value asset that produces predictable income. Coupled with our self-development of certain select income product types, we are growing our assets, cash flow, profits, and shareholder value.

In 2007, we expanded into self-development of select office and flex office/warehouse properties. In 2008, we will expand into the pre-permitting and development of larger warehouse properties in our Gateway Commerce Center. During 2007, we analyzed our Daytona Beach land holdings to determine which core properties we wished to retain for the long term. These identified sites all have the potential to develop over time into high-value net-lease income properties that we believe would meet our adopted criteria to hold for the long term in our portfolio. We anticipate that these select properties will be comprised of build to suit-lease back, self-developed or land leases.

REAL ESTATE OPERATIONS

COMMERCIAL DEVELOPMENT. In 1993, the Company received Development of Regional Impact (“DRI”) approval on a 4,500-acre tract of land located both east and west of Interstate 95 in Daytona Beach, Florida. The tract of land includes approximately 3,000 acres west of Interstate 95 in a mixed-used development known as LPGA International. The LPGA International development includes the headquarters of the Ladies Professional Golf Association, along with two championship golf courses, clubhouse facilities, and residential communities. In addition to these uses, the DRI also provides for resort facilities, and other commercial uses. All of the remaining property within the LPGA International development was sold to MSKP Volusia Partners LLC, a Morgan Stanley-Kitson Partnership (“MSKP”) in 2007. MSKP assumed responsibilities as master developer of the project in 2004. The property is expected to be developed into several distinct communities, with lots to be sold to major builders.

ITEM 1.	BUSINESS (Continued)

The Company continues to own approximately 750 acres of land within the DRI, primarily located east of Interstate 95. At the end of 2002, the Company closed the sale of the first corporate headquarters site at the Company’s new Cornerstone Office Park located within the 250-acre Gateway Business Center at the southeast quadrant of the Interstate 95 interchange at LPGA Boulevard. Development of the office park was substantially completed in 2003, with the opening in January 2004 of the first office building owned and constructed by a third party, which includes the Company’s corporate office. A second site was sold within the development during 2005, with a companion 47,000 square-foot office building owned and constructed by a third party, which opened in early 2006.

Development of a 12 acre, 4 lot commercial complex located at the corner of LPGA and Williamson Boulevards commenced in 2007. Site work, building plans and permitting have been completed. This parcel will include a 23,000 square-foot “Class A” office building. A lease is currently in negotiation, with a credit rated tenant for a significant portion of the building space.

Development of the Gateway Commerce Park, a 250-acre industrial, warehouse, and distribution park located south of Gateway Business Center on the east side of Interstate 95 in Daytona Beach, commenced in 2004 with the first phase substantially completed prior to year-end 2004. The first sale within the development closed in February 2004, with construction of a 60,000 square-foot manufacturing and distribution facility by a third party completed in late 2004. Through December 2007, seven sales totaling approximately 70 acres have closed within the Gateway Commerce Park with buildings approximating 285,000 square feet constructed and an additional 60,000 square feet currently under construction. The buildings under construction include a two building 30,000 square-foot flex office space complex being self developed by the Company to be held in its portfolio of income properties. Total buildout, including expansions of existing buildings, on the sold and developed parcels will approximate 650,000 square feet.

Indigo Commercial Realty Inc., a commercial real estate brokerage company formed in 1981, is the Company’s agent in the management of developed and undeveloped acreage. Approximately 24 acres of fully developed sites located in the Daytona Beach area and owned by Indigo Group Inc. were available for sale at December 31, 2007. All development and improvement have been completed at these sites.

RESIDENTIAL. During 2005, Indigo Group Ltd. sold its remaining residential lot inventory in Tomoka Heights, a 180-acre development adjacent to Lake Henry in Highlands County, Florida. The remaining residential lots in Riverwood Plantation, a 180-acre community in Port Orange, Florida, were sold during 2004.

AGRICULTURAL OPERATIONS. The Company’s agricultural lands encompass approximately 10,700 acres on the west side of Daytona Beach, Florida. Management believes the geographic location of this tract is excellent. In addition to access by major highways (Interstate 95, State Road 40, and International Speedway Boulevard), the internal road system for forestry and other agricultural purposes is good. In the summer of 1998 wildfires ravaged central Florida, destroying approximately 8,500 acres of the Company’s timber land. This event and the sale of an approximate 11,000-acre parcel to St. Johns River Water Management District in 1997 have reduced the Company’s potential for future income from sales of forest products. Expenses associated with forestry operations consist primarily of real estate taxes, with additional expenses including the costs of installing and maintaining roads and drainage systems, reforestation, and wildfire suppression.

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

ITEM 1.	BUSINESS (Continued)

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

During 2005, the Company hired staff to manage and operate equipment for the ongoing hay operations. Approximately 80 acres of land were planted during 2005, with the first harvest in the first quarter of 2006. During 2006 and 2007, the Company continued to expand its hay operations with the addition of new employees and equipment. At the end of 2007, approximately 650 acres were planted with an additional 580 acres in various stages of clearing and planting. Harvesting activities were limited both in 2006 and 2007 due to a significant shortage of rainfall in those years.

SUBSURFACE INTERESTS. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 516,000 “surface” acres of land owned by others in various parts of Florida, equivalent to approximately 283,000 acres in terms of full interest. The Company leases its interests to mineral exploration firms when such firms deem exploration to be financially feasible.

Leases on 800 acres have reached maturity, but in accordance with their terms, are held by the leasing oil companies without annual rental payments because these acres contain oil wells, from which the Company receives royalties.

The Company’s current policy is to not release any ownership rights with respect to its reserved mineral rights. The Company will release surface entry rights or other rights upon request of a surface owner who requires such a release for a negotiated release price based on a percentage of the surface value. In connection with any release, the Company charges a minimum administrative fee.

At December 31, 2007, there were two producing oil wells on the Company’s interests. Volume in 2007 was 103,899 barrels and volume in 2006 was 105,533 barrels from two producing wells. Production in barrels for prior recent years was: 2005 – 95,062, 2004 – 109,114, 2003 – 100,098, and 2002 – 115,453.

ITEM 1.	BUSINESS (Continued)

INCOME PROPERTIES

The Company’s business strategy involves becoming a company, over time, with a more predictable earnings pattern from geographically dispersed real estate holdings. To this end, the Company has acquired twenty-five income properties since 2000. Following is a summary of these properties:

LOCATION	TENANT	AREA (SQUARE FEET)	YEAR PURCHASED
Tallahassee, Florida	CVS	10,880	2000
Daytona Beach, Florida	Barnes & Noble	28,000	2001
Lakeland, Florida	Barnes & Noble	18,150	2001
Sanford, Florida	CVS	11,900	2001
Palm Bay, Florida	Walgreens	13,905	2001
Clermont, Florida	CVS	13,824	2002
Melbourne, Florida	CVS	10,908	2003
Sebring, Florida	CVS	12,174	2003
Kissimmee, Florida	Walgreens	13,905	2003
Orlando, Florida	Walgreens	15,120	2003
Sanford, Florida	CVS	13,813	2003
Apopka, Florida	Walgreens	14,560	2004
Clermont, Florida	Walgreens	13,650	2004
Sebastian, Florida	CVS	13,813	2004
Alpharetta, Georgia	Walgreens	15,120	2004
Powder Springs, Georgia	Walgreens	15,120	2004
Lexington , North Carolina	Lowe’s	114,734	2005
Alpharetta, Georgia	RBC Centura Bank	4,128	2005
Asheville, North Carolina	Northern Tool & Equipment	25,454	2005
Altamonte Springs, Florida	RBC Centura Bank	4,135	2005
Vero Beach, Florida	CVS	13,813	2005
Orlando, Florida	RBC Centura Bank	4,128	2005
Clermont, Florida	CVS	13,813	2005
McDonough, Georgia	Dick’s Sporting Goods	45,000	2006
McDonough, Georgia	Best Buy	30,000	2006

25 Properties		490,047

With the exception of the Dick’s Sporting Goods and Best Buy properties acquired in 2006, all properties are leased on a long-term, double or triple-net lease basis.

During the third quarter of 2004, CVS Corp. (“CVS”) completed the acquisition of a portion of the Eckerd pharmacy chain, including all of the Florida stores. As part of the integration of the Eckerd chain into its system, some of the acquired stores were closed.

Four stores owned by the Company were closed by CVS. The tenant is obligated on the leases and continues to make lease payments. Two of the four closed stores have been subleased.

Other rental property is limited to ground leases for billboards, a communication tower site, and hunting leases covering 6,800 acres. A 12-acre auto dealership site, formerly under lease, was sold in 2006 at a profit approximating $437,000 before income taxes.

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

ITEM 1.	BUSINESS (Continued)

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

GENERAL, CORPORATE, AND OTHER OPERATIONS

Land development beyond that discussed at “Business—Real Estate Operations” will necessarily depend upon the long-range economic and population growth of Florida and may be significantly affected by fluctuations in economic conditions, prices of Florida real estate, and the amount of resources available to the Company for development.

EMPLOYEES

The Company has twenty-six employees, nine of which work for W. Hay, LLC, and considers its employee relations to be satisfactory.

AVAILABLE INFORMATION

The Company’s website is www.ctlc.com. The Company makes available on this website, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the Company electronically files or furnishes such materials to the SEC. The Company will also provide paper copies of these filings free of charge upon a specific request in writing for such filing to the Company’s Secretary, P.O. Box 10809, Daytona Beach, Florida 32120-0809. All reports the Company files with or furnishes to the SEC also are available free of charge via the SEC’s electronic data gathering and retrieval (“EDGAR”) system available through the SEC’s website at http://www.sec.gov. The public may read and copy and materials filed by us with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

FUTURE CHANGES IN THE REAL ESTATE MARKET COULD AFFECT THE VALUE OF OUR PROPERTIES AND BUSINESS

We have extensive real estate holdings in the City of Daytona Beach in Volusia County, Florida. The value of the real property and the revenue from related sale and/or development activities may be adversely affected by a number of factors, including:

•	national, regional, and local economic climate;

•	local real estate market conditions (such as an oversupply of land or a reduction in demand for real estate in an area);

•	competition from other available property;

ITEM 1A.	RISK FACTORS (Continued)

•	availability of roads and utilities;

•	unexpected construction costs or delays;

•	government regulations and changes in real estate, zoning, land use, environmental or tax laws;

•	interest rate levels and the availability of financing; and

•	potential liabilities under environmental and other laws.

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

CHANGES IN LOCAL, REGIONAL, AND NATIONAL ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS

The real estate development industry is cyclical in nature and is particularly vulnerable to shifts in local, regional, and national economic conditions outside of our control, such as:

•	short and long-term interest rates;

•	housing demand;

•	population growth;

•	employment levels and job growth;

•	property taxes; and

•	property and casualty insurance.

ITEM 1A.	RISK FACTORS (Continued)

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

THE REAL ESTATE BUSINESS IS SUBJECT TO ENVIRONMENTAL AND LAND USE REGULATIONS

We are subject to a wide variety of federal, state, and local laws and regulations relating to land use and development and to environmental compliance and permitting obligations, including those related to the use, storage, discharge, emission, and disposal of hazardous materials. Any failure to comply with these laws could result in capital or operating expenditures or the imposition of severe penalties or restrictions on operations that could adversely effect present and future operations.

Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. Additionally, development moratoriums may be imposed due to traffic over capacity on roads. In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year. If municipalities in which the Company owns land and operates take actions like these, it could have an adverse effect by causing delays, increasing costs, or limiting the ability to operate in those municipalities.

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

LOSS OF REVENUES FROM MAJOR TENANTS WOULD REDUCE CASH FLOW

Our two largest income property tenants—CVS and Walgreens—accounted for in excess of 10% of base rent individually and in the aggregate approximately 57% of base rent for the year ended December 31, 2007. The default, financial distress, or bankruptcy of one or both of these tenants could cause substantial vacancies. Vacancies reduce revenues until the affected properties can be re-leased and could decrease the ultimate sale value of each such vacant property. Upon the expiration of the leases that are currently in place, we may not be able to re-lease a vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing.

ITEM 1A.	RISK FACTORS (Continued)

THERE ARE A NUMBER OF RISKS INHERENT IN OWNING INCOME PROPERTIES

Factors beyond our control can affect the performance and value of the income properties’ portfolio. Changes in national, regional, and local economic and market conditions may affect the performance of the income properties and their value. Local real estate market conditions may include excess supply and intense competition for tenants, including competition based on:

•	rental rates;

•	attractiveness and location of the property; and

•	quality of maintenance, insurance, and management services.

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

FUTURE GROWTH AND REAL ESTATE DEVELOPMENT REQUIRES ADDITIONAL CAPITAL THE AVAILABILITY OF WHICH IS NOT ASSURED

We expect to continue making investments in real estate development. Based on the status of several specific real estate projects, we will continue to invest significant amounts in real estate over the next several years. We could finance future expenditures from any of the following sources:

•	cash flow from operations;

•	bank borrowings;

•	non-recourse, sale leaseback, or other financing;

•	public offerings of debt or equity;

•	private placement of debt or equity; or

•	some combination of the above.

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

ITEM 1A.	RISK FACTORS (Continued)

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

Land holdings of the Company and its affiliates, which are primarily located in Florida, include: approximately 11,200 acres (including commercial/retail sites) in the Daytona Beach area of Volusia County; approximately 3 acres in Highlands County; retail buildings located on 67 acres throughout Florida, Georgia, and North Carolina; and full or fractional subsurface oil, gas, and mineral interests in approximately 516,000 “surface acres” in 20 Florida counties. Approximately 3,000 acres of the lands located in Volusia County were encumbered under a mortgage, until they were released when the financing agreement was amended in March 2007. The conversion and subsequent utilization of these assets provides the base of the Company’s operations.

The Volusia County holdings include approximately 10,300 acres within the city limits of Daytona Beach and 33 acres in the City of Ormond Beach. During 2003, the Company acquired 946 acres of land, which will be used for wetlands mitigation. During 2005, the Company purchased $5.1 million of wetland mitigation credits, equivalent to 200 credits. At December 31, 2007, there were 87 mitigation credits remaining with a book value of $2.4 million. Of the 10,300 acres inside the city limits of Daytona Beach, approximately 1,120 acres have received development approval by governmental agencies. The 1,120 acres plus approximately 730 acres owned by the City of Daytona Beach, 446 acres owned by Indigo Community Development District, and 2,200 acres sold to others for development are the site of a long-term, mixed-use development which includes “LPGA International.” LPGA International includes the national headquarters of the Ladies Professional Golf Association, along with two “Signature” golf courses and a residential community, a clubhouse, a maintenance facility, and main entrance roads to serve the LPGA International community.

On October 22, 2004, the Company closed on the sale of most of the remaining land (over 1,000 acres) within the LPGA International community, with all the remaining land sold in 2007. The sale to MSKP, which had previously purchased 261 acres within the development, was for a price of approximately $18,000,000. The sale included acreage around the Legends golf course, several commercial parcels fronting International Speedway Boulevard and LPGA Boulevard, and a hotel/resort parcel adjacent to the LPGA International Clubhouse. MSKP has become the community’s master developer, and a subsidiary of the Company continues to operate the golf facilities.

The lands not currently being developed, including those on which development approvals have been received, are involved in active agricultural operations. These lands straddle Interstate 95 for 6-1/2 miles between International Speedway Boulevard (U. S. Highway 92) and State Road 40, with approximately 9,400 acres west and 1,800 acres east of the interstate.

A 12-acre parcel located in Port Orange, Florida, was sold in 2007.

Subsidiaries of the Company are holders of the developed Volusia County properties and are involved in the development of additional lands zoned for commercial or industrial purposes.

ITEM 2.	PROPERTIES (Continued)

The Company’s oil, gas, and mineral interests, which are equivalent to full rights on 283,000 acres, were acquired by retaining subsurface rights when acreage was sold many years ago.

During 2005, the Company sold its remaining lot inventory located at the 180-acre Tomoka Heights development in Highlands County, Florida. Indigo Group Ltd. developed this community, located adjacent to Lake Henry, which consisted of single-family and duplex units.

The Company also owns and operates properties for leasing. These properties are discussed under “Business-Income Properties” above.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK PRICES AND DIVIDENDS

The Company’s common stock trades on the American Stock Exchange (“AMEX”) under the symbol CTO. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends paid per share over the two years ended December 31, 2007:

2007	$.38
2006	$.34

Indicated below are high and low sales prices for each full quarter within the last two fiscal years. All quotations represent actual transactions.

	2007		2006
	High	Low	High	Low
	$	$	$	$
First Quarter	80.50	70.30	72.59	60.99
Second Quarter	77.75	69.10	63.04	52.00
Third Quarter	76.23	61.30	67.37	52.60
Fourth Quarter	70.75	60.99	73.99	63.00

The approximate number of shareholders of record as of February 29, 2008 (without regard to shares held in nominee or street name): 758.

There have been no sales of unregistered securities within the past three years.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

STOCK PERFORMANCE GRAPH

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Consolidated-Tomoka Land Co., the AMEX Composite Index and a Peer Group

The following performance graph shows a comparison of cumulative total shareholder return from a $100 investment in stock of the Company over the five-year period ending December 31, 2007, with the cumulative shareholder return of the American Stock Exchange Composite Index and the Real Estate Industry Index (MG Industry Group), which consists of five companies; American Community Properties Trust, Avatar Holdings, California Coastal Communities Inc., Maxxam Inc., and Oakridge Holdings Inc. Note that historic stock price performance is not necessarily indicative of future price performance.

$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

	Five-Year Financial Highlights
	2007	2006	2005	2004	2003
	(Unaudited)
	(In thousands except per share amounts)
	$	$	$	$	$
Summary of Operations:
Revenues:
Real Estate	39,833	42,336	43,510	41,878	33,029
Profit on Sales of Other Real Estate Interest	2,580	679	272	210	632
Interest and Other Income	663	574	938	1,003	1,114

TOTAL	43,076	43,589	44,720	43,091	34,775

Operating Costs and Expenses	(15,613)	(15,280)	(13,775)	(14,286)	(8,856)
General and Administrative Expenses	(6,170)	(6,819)	(7,997)	(5,073)	(4,588)
Income Taxes	(7,760)	(7,486)	(8,126)	(9,134)	(8,197)

Income Before Discontinued Operations, and Cumulative Effect of Change in Accounting Principles	13,533	14,004	14,822	14,598	13,134
Income (Loss) from Discontinued Operations, Net of tax	—	240	(4)	54	60
Cumulative Effect of Change in Accounting Principles, Net of Tax	—	(216)	—	—	—

Net Income	13,533	14,028	14,818	14,652	13,194

Basic Earnings Per Share:
Income Before Discontinued Operations and Cumulative Effect of Change in Accounting Principles	2.37	2.47	2.62	2.59	2.34
Income (Loss) from Discontinued Operations, Net of Tax	—	0.04	—	0.01	0.01
Cumulative Effect of Change in Accounting Principles, Net of Tax	—	(0.04)	—	—	—

Net Income	2.37	2.47	2.62	2.60	2.35

Diluted Earnings Per Share:
Income Before Discontinued Operations, and Cumulative Effect of Change in Accounting Principles	2.36	2.46	2.58	2.57	2.32
Income (Loss) from Discontinued Operations, Net of Tax	—	0.04	—	0.01	0.01
Cumulative Effect of Change in Accounting Principles, Net of Tax	—	(0.04)	—	—	—

Net Income	2.36	2.46	2.58	2.58	2.33

Dividends Paid Per Share	0.38	0.34	0.30	0.26	0.22

Summary of Financial Position:
Total Assets	171,833	153,774	143,258	119,221	97,906
Shareholders’ Equity	116,671	102,997	94,268	79,611	65,658
Long-Term Debt	6,807	7,062	7,298	8,717	10,129

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS OVERVIEW

The Company is primarily engaged in real estate land sales and development, reinvestment of land sales proceeds into income properties, and golf course operations. The Company owns approximately 11,200 acres in Florida, of which approximately 10,200 are located within and form a substantial portion of the western boundary of The City of Daytona Beach. The Company lands are well located in the growing central Florida Interstate 4 corridor, providing an excellent opportunity for reasonably stable land sales in the near-term future and following years.

With its substantial land holdings in Daytona Beach, the Company has parcels available for the entire spectrum of real estate uses. Along with land sales, the Company selectively develops parcels primarily for commercial uses. Sales and development activity on and around Company owned lands have been strong in the last six years. Although pricing levels and changes by the Company and its immediate competitors can affect sales, the Company generally enjoys a competitive edge due to low costs associated with long-time land ownership and a significant ownership position in the immediate market.

During 2007, the Company sold approximately 486 acres of land consisting of 263 upland acres and 223 wetland acres. These land sales primarily occurred within the Company’s western Daytona Beach area core land holdings and continue the trend over the last several years of strong sales and development activities. These activities included the sale of 120 acres of land to Florida Hospital in 2005 for the construction of a new facility, which is under construction and anticipated to open in 2009, the expansion of the Daytona Beach Auto Mall, the opening of a second office building in the Cornerstone Office Park, the continued development within the 250-acre Gateway Commerce Park and Interstate Commerce Park adjacent to Interstate 95, and the sale of approximately 100 acres of land on which a private high school is under development and anticipated to open in 2008. During the first quarter of 2007, construction began on the future site of the City of Daytona Beach police headquarters. This parcel was sold by the Company to the City of Daytona Beach in 2006 at a discounted sales price, for which the Company received a charitable contribution deduction. The site is located adjacent to Gateway Commerce Park. In early 2008, development also commenced on a 288-unit apartment complex on lands sold by the Company during 2007.

These commercial and residential development activities tend to create additional buyer interest and sales opportunities. Although residential development and construction has slowed significantly from its peak in mid-to-late 2005, the Company continues to experience a relatively stable Daytona Beach commercial real estate market. A reasonably strong backlog of contracts is in place for closing in 2008.

In 2000, the Company initiated a strategy of investing in income properties utilizing the proceeds of agricultural land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes. By the end of 2007, the Company had invested approximately $110 million in twenty-five income properties through this process, with an additional $10.4 million held by a qualified intermediary for future investment in additional properties. The Company plans to utilize the majority of these funds held by the intermediary for an anticipated second quarter 2008 purchase of a triple-net lease property in Charlotte, North Carolina, for approximately $9.7 million. A contract to purchase this property was entered into during February, 2008.

With an investment base of approximately $110 million in income properties, lease revenue of approximately $8.5 million is being generated annually. This income, along with income from additional net-lease income property investments, will decrease earnings volatility in future years and add to overall financial performance. This has enabled the Company to enter into the business of building, leasing, and holding in its portfolio select income properties that are strategically located on Company lands.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Golf operations consist of the operation of two golf courses, a clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95, south and east of LPGA Boulevard. The Champions course was designed by Rees Jones and the Legends course was designed by Arthur Hills.

Prior to 2007, golf operations revenues had grown despite an overall decline in golf course revenues in Florida. The Florida golf industry has been hurt by over building of golf courses and hurricane activity in past years. During 2007, changes in management within the operation caused a negative impact on both revenues and income from the operation. With a new management team in place, the Company looks to resume improvements annually in its golf operations. Improvement in golf course operations is a function of increased tourist demand, a reduction in new golf course construction which has been experienced in the last several years, and most importantly, increased residential growth in LPGA International and adjoining land to the west and northwest. LPGA International and nearby projects currently under development are planned to contain about 6,000 additional dwelling units. The Company’s efforts to improve revenues and profitability have focused on providing quality products and services while maintaining consistent and stringent cost control for both golf course and food service activities.

SUMMARY OF 2007 OPERATING RESULTS

For the year ended December 31, 2007, profits of $13,532,838 were earned, equivalent to $2.37 per share. These profits represented a 4% decrease from calendar year 2006 profits totaling $14,028,322, equivalent to $2.47 per share. The downturn was primarily attributed to lower profits from commercial land sales and increased losses from golf operations. Earnings from income properties partially offset these declines with a 3% increase in earnings resulting from two properties acquired mid-year 2006 being in place for the entire year. General and administrative expenses declined in 2007 compared to 2006 due to lower stock option expense accruals. Included in 2006’s results was income, net of tax, from discontinued operations of $240,476, equivalent to $.04 per share, representing the operation and sale of an auto dealership facility site in Daytona Beach, that was being held as an income property. Also included in net income for 2006 was a charge of $216,093, net of tax, equivalent to $.04 per share, for the cumulative effect of a change in accounting principles due to the adoption of SFAS No. 123 (revised 2004) “Share Based Payment” (“SFAS 123R”) accounting for stock options.

The Company also uses Earnings before Depreciation, Amortization and Deferred Taxes (EBDDT) as a performance measure. The Company’s strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT for the 2006 and 2007 fiscal years:

	Year Ended
	December 31, 2007	December 31, 2006
Net Income	$13,532,838	$14,028,322
Add Back:
Depreciation and Amortization	2,466,981	2,265,848
Deferred Taxes	3,390,812	5,332,513

Earnings before Depreciation, Amortization, and Deferred Taxes	$19,390,631	$21,626,683

EBDDT is calculated by adding depreciation, amortization, and change in deferred income tax to net income, as they represent non-cash charges. EBDDT is not a measure of operating results or cash flows from operating activities as defined by U.S. generally accepted accounting principles. Further, EBDDT is not necessarily indicative of cash availability to fund cash needs and should not be considered as an alternative to cash flow as a measure of liquidity. The Company believes, however, that EBDDT provides relevant information about operations and is useful, along with net income, for an understanding of the Company’s operating results.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

EBDDT totaled $19,390,631 for the year ended December 31, 2007. This EBDDT represented a decrease of 10% from the EBDDT of $21,626,683 for the 2006 fiscal year. The downturn is not only the result of lower net income, but also a reduction in the add-back for deferred taxes. The add-back for deferred taxes declined as some gains from real estate transactions were not deferred for tax purposes, as they did not meet the criteria established by the tax code, or the Company was unable to identify properties which met its reinvestment criteria.

RESULT OF OPERATIONS

2007 Compared to 2006

REAL ESTATE OPERATIONS

REAL ESTATE SALES

The sale of 486 acres of land, consisting of 263 upland acres and 223 wetland acres, during calendar year 2007, including the charitable contribution of 25 acres of land valued at $1,500,000, produced revenues and profits of $25,947,800 and $19,013,088, respectively. Also included in sales was the sale of $1,900,000 of impact fee credits. These revenues and profits represented downturns of 10% and 13%, respectively, when compared to 2006 twelve month results. The average sales price of commercial acreage was $229,675 per upland acre during the year with the price for residential acres sold averaging $47,087 per upland acre. Costs and expenses rose substantially during the period due to the higher cost basis associated with both the charitable contribution and impact fees. The sale of 213 acres of property during 2006 produced profits totaling $21,811,380 on revenues of $28,941,749. Profits from real estate sales during 2006 also included the recognition of profits, totaling $4,780,000, which had previously been deferred in 2005 due to post-closing obligations. Average sales prices per upland acre were $139,389 and $100,000 for commercial and residential acreages, respectively.

INCOME PROPERTIES

The addition of two properties in mid-year 2006 accounted for the revenue and profits gains from income properties of 7% and 3%, respectively, in 2007 compared to the prior year results. Profits from income properties amounted to $6,956,345 for the full year of 2007 on revenues totaling $8,725,096. During 2006’s twelve-month period, profits of $6,723,017 were realized on revenues totaling $8,183,729. Income properties costs and expenses rose 21% during 2007, to $1,768,751, due to the increased depreciation and operating costs associated with the properties acquired.

GOLF OPERATIONS

Golf operations posted a loss of $1,749,191 during the 2007 year. This loss represented an increase of 18% when compared to losses of $1,477,892 recorded for the prior year. Revenues realized were down 1%, to $5,160,070 for the period from $5,210,725 in 2006. The revenue decrease was attributed to both golf and food and beverage activities with each declining 1%. The number of golf rounds played during 2007 was in line with the prior year, while the average rate per round played fell 3%. Golf operations costs and expenses rose 3% for the twelve-month period to $6,909,261. The higher expenses were principally associated with increased golf course maintenance expense and food and beverage payroll costs. Golf costs and expenses totaled $6,688,617 for the year ended December 31, 2006.

GENERAL, CORPORATE, AND OTHER

During 2007, profit on sales of other real estate interests totaled $2,579,827 on the release of surface and subsurface entry rights on 4,049 acres. The release of surface and subsurface entry rights on 610 acres during 2006 produced profits of $679,315.

Interest and other income rose 16%, to $663,231 in the twelve months of 2007, when compared to interest and other income of $573,735 recorded during 2006. Higher interest on investment securities and mortgage notes

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

receivable, on higher outstanding balances, was offset by lower interest earned on funds held by an intermediary for reinvestment through the like-kind exchange process.

General and administrative expenses totaling $6,170,242 for 2007 represented a 10% decrease from the costs amounting to $6,819,371 in the prior year. Lower stock option expenses, due to the lower stock price of the Company, accounted for this decline. Offsetting the decrease in stock option expense were higher legal fees, primarily associated with Securities and Exchange Commission compliance, and pension and other post-retirement benefit costs.

The effective income tax rate approximated 36% in 2007 and 35% in calendar year 2006. Both rates were somewhat lower than the Company’s typical effective income tax rate approximating 38%. The lower tax rates are associated with the utilization and/or the release of valuation allowances associated with charitable contributions. Charitable contributions of land to qualified organizations were made in 2006 and 2007. As the Company has reasonable assurance that it will generate taxable income to utilize a portion of these income tax deductions over the five-year carryforward period, the contributions result in positive adjustments to the income tax provision for both periods. A valuation allowance has been established for the portion of the deductions the Company projects it will not be able to utilize.

SUMMARY OF 2006 OPERATING RESULTS

For the year ended December 31, 2006, profits of $14,028,322, equivalent to $2.47 per share, were earned. These profits represented a 5% decrease from calendar year 2005 profits totaling $14,817,750, equivalent to $2.62 per share. The downturn was primarily attributed to lower commercial land sales revenue, with 2005 results including the sale of 120 acres, at a price approximating $18 million to Florida Hospital for the future site of its hospital. Results from income properties partially offset the lower land sales volume with a 23% increase in earnings as two properties were acquired in 2006 and seven properties were acquired throughout 2005. General and administrative expenses declined in 2006 compared to 2005 due to lower stock option expense accruals. Included in 2006’s results were income, net of tax, from discontinued operations of $240,476, equivalent to $.04 per share, which represented the operation and sale of an auto dealership facility site in Daytona Beach, Florida, which was being held as an income property.

Also included in net income for 2006 was a charge of $216,093, net of tax, equivalent to $.04 per share, for the cumulative effect of a change in accounting principles due to the adoption of SFAS No.123 (revised 2004) “Share Based Payment” (“SFAS 123R”) accounting for stock options.

The Company also uses Earnings before Depreciation, Amortization, and Deferred Taxes (EBDDT) as a performance measure. The Company’s strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT for the 2005 and 2006 fiscal years:

	Year Ended
	December 31, 2006	December 31, 2005
Net Income	$14,028,322	$14,817,750
Add Back:
Depreciation and Amortization	2,265,848	1,755,127
Deferred Taxes	5,332,513	(1,775,401)

Earnings before Depreciation, Amortization and Deferred Taxes	$21,626,683	$14,797,476

EBDDT is calculated by adding depreciation, amortization, and changes in deferred income tax to net income, as they represent non-cash charges. EBDDT is not a measure of operating results or cash flows from

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

EBDDT totaled $21,626,683 in 2006, a significant increase over EBDDT of $14,797,476 recorded in 2005. The gain in EBDDT was due to a substantial increase in the add back for deferred taxes with all qualifying profits from 2006 sales deferred for tax purposes. During 2005, suitable reinvestment properties for $12.1 million of tax deferred profits were not available due to market conditions, and a settlement with the Internal Revenue Service was reached which reduced deferred taxes by approximately $5.0 million.

RESULTS OF OPERATIONS 2006 COMPARED to 2005

REAL ESTATE SALES

During 2006, the sale of 213 acres of land generated revenues of $28,941,749 and profits totaling $21,811,380. These profits represent a 15% downturn from the profits of $25,581,408 posted in 2005’s twelve months. The average sales price per upland acre during 2006, was $139,389 for commercial property and $100,000 for residential property. Profits for 2005 were realized on the sale of 317 acres of land which produced revenues totaling $32,073,472. Commercial sales price per upland acre averaged $195,216 in 2005, with residential prices averaging $39,429 per upland acre sold.

INCOME PROPERTIES

Revenues from income properties of $8,183,729 were recorded in 2006 and represented a 24% increase over 2005’s revenues of $6,618,299. The revenue gain resulted in a 23% rise in profits from income properties for the twelve months of 2006 compared to 2005’s same period. Profits from income properties were $6,723,017 and $5,446,014 for 2006 and 2005, respectively. These favorable results were achieved with the addition of two new properties during 2006 and seven new properties throughout the year in 2005. Income properties costs and expenses rose 25% during 2006 compared to the prior year due to additional depreciation associated with the properties acquired.

GOLF OPERATIONS

Golf operations revenues of $5,210,725 were posted in 2006 and represented an 8% increase over 2005 revenues totaling $4,817,913. Both golf and food and beverage activities contributed to the gain. Golf revenues rose 8% on a 6% increase in the number of rounds played and a 5% rise in the average rate paid per round. Food and beverage revenues increased 9% when compared to the prior year. Despite this increase in revenues, losses from golf operations increased 14%. The increased loss was primarily due to a $341,000 non-cash adjustment made in accordance with Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The adjustment relates to recording the expense for the lease of the golf course properties on a straight-line basis and related depreciation of property under the lease. With this adjustment, along with increased expenses primarily resulting from the increase in volume, golf operations expenses increased 9% in 2006 to $6,688,617. Golf operations costs and expenses totaled $6,110,612 in 2005. Losses from golf operations were $1,477,892 and $1,292,699 for the twelve months of 2006 and 2005, respectively. Without the adjustment discussed above, golf operations net loss would have improved $156,000 compared to the prior year.

GENERAL, CORPORATE, AND OTHER

The release of subsurface rights on 610 acres in 2006 and 1,484 acres during 2005 produced profits on sales of other real estate interests totaling $679,315 and $272,293, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest and other income decreased 39% to $573,735 for 2006. This decline, from $937,979 during 2005, was attributed to lower earnings on interest from mortgage notes receivable, as there were no notes outstanding during the year, and lower earnings on funds held for reinvestment through the like-kind exchange process.

General and administrative expenses totaled $6,819,371 for 2006 compared to $7,997,058 in 2005’s same period. This 15% reduction was primarily the result of lower stock option expense in 2006 as the price of the Company’s stock rose significantly in 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, and investment securities totaled $21,444,470 at December 31, 2007, and represented an increase of $7,740,039 over the balance held at December 31, 2006. Of this amount, $10,387,550 was being held by an intermediary for investment in income properties through the like-kind exchange process. The Company intends to utilize approximately $9.7 million of these funds for the purchase of a 45,000 square-foot income property in Charlotte, North Carolina. The property is currently under contract for closing in the second quarter of 2008. In addition to these funds, at December 31, 2007, the Company held $8.5 million in investment securities for investment in properties which was generated through Internal Revenue Code Section 1033 involuntary conversion under threat of condemnation tax deferral provisions. This process allows the Company to hold the proceeds up to three years after the close of the tax year to reinvest the proceeds tax-deferred.

The primary increase in funds was generated from operating activities. Offsetting the increase from operations was $5,614,256 utilized for the acquisition of property, plant, and equipment, $5,639,724 for land development and road construction and $2,170,970 for the payment of dividends equivalent to $.38 per share. Included in the acquisition of property, plant and equipment was the continued land clearing and planting of Company lands for the hay operation in addition to the repurchase of approximately 6 acres of land on LPGA Boulevard in Daytona Beach, Florida. The land repurchase consisted of two transactions, with both being repurchased at their original sales price pursuant to the terms of the contracts as they could not meet the build provision in the contract. Both repurchases were made from banking institutions and occurred as the result of overall strategy changes at the institutions related to real estate ownership.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital expenditures for 2008 are projected to approximate $22 million, including $9.7 million for the income property currently under contract. The remaining funds are intended to be used on road construction, conversion of timber lands to hay, and the development and construction of two income properties on Company-owned land. The first property, currently under construction, is two buildings totaling 30,000 square-feet of flex office space, part of a 60,000 square-foot complex located in Gateway Commerce Park. The second property will be 23,000 square-foot office building located on LPGA Boulevard. This building will be approximately 40% pre-leased to a credit tenant with the remainder held as speculative space at this time. These two self-developed projects will be 50% financed.

Capital to fund the planned expenditures in 2008 is expected to be provided from cash and investment securities (as they mature), operating activities, and financing sources that are currently in place. The Company also has the ability to borrow on a non-recourse basis against its existing income properties, which are all free of debt as of the date of this filing. As additional funds become available through qualified sales, the Company expects to invest in additional real estate opportunities.

The Company’s Board of Directors and management continually review the allocation of any excess capital with the goal of providing the highest return for all shareholders over the long term. The reviews include consideration of various alternatives, including increasing or decreasing regular dividends, declaring special dividends, commencing a stock repurchase program, and retaining funds for reinvestment. The Board of Directors has reaffirmed its support for both the continuation of the 1031 tax deferred exchange strategy for investment of agricultural land sales proceeds and, self-development of income properties on Company owned lands.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain development obligations are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments on an undiscounted basis at December 31, 2007, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

PAYMENT DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	$	$	$	$	$
Long-Term Debt Obligations	8,843,930	741,039	1,525,460	6,577,431	—
Operating Leases Obligations	17,698,065	527,619	574,196	621,250	15,975,000
Development Obligations	2,780,201	2,780,201	—	—	—

Total	29,322,196	4,048,859	2,099,656	7,198,681	15,975,000

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

All transactions closed in 2007 met the criteria established by SFAS No. 66 and thus no income was deferred from the transactions at December 31, 2007.

During 2006, the Company closed two transactions for which the Company had post-closing obligations to provide off-site utilities and/or road improvements. Full cash payment was received at closing, and warranty deeds were transferred and recorded. The sales contracts do not provide any offsets, rescission, or buy-back if the improvements are not made. On one of the transactions, all of the obligated improvements were completed prior to December 31, 2006, and thus no revenues or profits were deferred as of that date. Post-closing obligations still existed at December 31, 2006, on the second contract, and in accordance with SFAS No. 66, revenues and profits of $291,498 and $250,701, respectively, were deferred, at that time. During 2006, revenues and profits of $5,304,246 and $5,032,240, respectively, were recognized as obligations were completed on four transactions which were closed in 2005, and deferred in accordance with SFAS No. 66. At December 31, 2006, continuing obligations still existed on two transactions, which closed in 2005 with revenues and profits of $375,753 and $312,766 deferred, respectively. Total profits deferred at December 31, 2006, amounted to $563,467. During 2007, all post-closing obligations were completed, and the $563,467 of profits deferred at December 31, 2006, was recognized during the 2007.

During 2005, the Company closed four transactions for which the Company had post-closing obligations to provide off-site road and/or utilities improvements. In all cases, full cash payment was received at closing, and a warranty deed was transferred and recorded. None of the sales contracts provided any offsets, rescission, or buy-back if the improvements are not made. As the Company retained these post-closing obligations, a portion of the revenues and profits on the sales were deferred in accordance with SFAS No. 66. The transactions were accounted for on a percentage-of-completion method with revenues and profits recognized as costs are incurred. For the year ended December 31, 2005, revenues and profits of $5,679,999 and $5,345,006 were deferred, respectively.

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

At the time the Company’s debt was refinanced in 2002, the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133.” The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss. The Company measures the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability. This measure resulted in no ineffectiveness for the three years ended December 31, 2007. A liability in the amount of $545,286 and $348,108 at December 31, 2007 and 2006, respectively, has been established on the Company’s balance sheet. The change in fair value, net of applicable taxes, in the cumulative amount of $334,942 and $213,825 at December 31, 2007 and 2006, respectively, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

The Company maintains a stock option plan pursuant to which 500,000 shares of the Company’s common stock may be issued. The current Plan was approved at the April 25, 2001 Shareholders’ meeting. Under the

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OERATIONS (Continued)

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

Both the Company’s stock options and stock appreciation rights are liability classified awards under SFAS No. 123R and are required to be remeasured to fair value at each balance sheet date until the award is settled. For liability classified awards, SFAS No. 123R requires an entity to remeasure the liability from its intrinsic value to its fair value on the adoption date, as the cumulative effect of change in accounting principle, net of any related tax effect. The Company remeasured the value of its stock options and stock appreciation rights as of January 1, 2006, which resulted in a cumulative effect of change in accounting principle, net of tax, totaling $216,093. Upon adoption of SFAS No. 123R, the Company also reclassified to liabilities the January 1, 2006, fair value of its stock options, which had been classified within shareholders’ equity in the amount of $3,074,749.

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

The Company manages its debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. The Company is primarily exposed to interest rate risk on its $8,000,000 ($6,807,388 outstanding at December 31, 2007) long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, the Company entered into an interest rate swap agreement during the second quarter of 2002.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements appear beginning on page F-1 of this report. See Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements with our accountants on accounting and financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by rules 13(a)-15 and 15(d)-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-5(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In conducting this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company has maintained effective internal control over financial reporting as of December 31, 2007. The report of the independent registered accounting firm that audited the financial statements included in this Annual Report on Form 10-K is incorporated herein at Item 15.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fourth fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required to be set forth herein, except for the information included under Executive Officers of the Company, is included in the Company’s definitive proxy statement for its 2008 annual shareholders’ meeting to be filed with the SEC on or about March 21, 2008 (the “Proxy Statement”), which sections are incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages at January 31, 2008, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

William H. McMunn, 61, president of the Company since January 2000, and chief executive officer since April 2001. Executive officer since 2000.

Bruce W. Teeters, 62, senior vice president-finance and treasurer, since January 1988. Executive Officer since 1988.

Robert F. Apgar, 60, senior vice president-general counsel since January 2003; assistant corporate secretary since February 2002; and vice president-general counsel from December 1990 to January 2003. Executive officer since 2003.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Continued)

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Plan Category
Equity Compensation Plans Approved by Security Holders:	179,800	$59.04	118,000

Equity Compensation Plans not Approved by Security Holders:	—	—	—

TOTAL	179,800	$59.04	118,000

The information required to be set forth herein is included in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be set forth herein is included in the Proxy Statement, which section is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be set forth herein is included in the Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

2. FINANCIAL STATEMENT SCHEDULES

Included in Part IV on Form 10-K:

Schedule III—Real Estate and Accumulated Depreciation

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

CONSOLIDATED-TOMOKA LAND CO. (Registrant)

03/13/08	By:	/s/ WILLIAM H. MCMUNN
William H. McMunn President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

3/13/08	Chairman of the Board and Director	By:	/s/ BOB D. ALLEN

3/13/08	President and Chief Executive Officer (Principal Executive Officer) and Director		/S/ WILLIAM H. MCMUNN

3/13/08	Senior Vice President-Finance, Treasurer (Principal Financial and Accounting Officer)		/S/ BRUCE W. TEETERS

3/13/08	Director		/S/ JOHN C. ADAMS, JR.

3/13/08	Director		/S/ WILLIAM J. VOGES

3/13/08	Director		/S/ GERALD L. DEGOOD

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

COMMISSION FILE NO. 0-5556

CONSOLIDATED-TOMOKA LAND CO.

(Exact name of registrant as specified in the charter)

EXHIBIT INDEX

Page No.
(2.1)	Agreement of Merger and Plan of Merger and Reorganization dated April 28, 1993, between Consolidated-Tomoka Land Co. and CTLC, Inc. filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated by this reference.	*

(2.2)	Certificate of Merger dated April 28, 1993 filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated by this reference.	*

(3.1)	Articles of Incorporation of CTLC, Inc. dated February 26, 1993 and Amended Articles of Incorporation dated March 30, 1993 filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated by this reference.	*

(3.2)	By-laws of Consolidated-Tomoka Land Co., as amended and restated on October 24, 2007 as Exhibit 3.2 to the registrants’ current report on Form 8-K filed October 26, 2007, and incorporated by this reference.	*

10	Material Contracts:

(10.1)	The Consolidated-Tomoka Land Co. Unfunded Deferred Compensation Plan filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1981.	*

(10.2)	The Consolidated-Tomoka Land Co. Unfunded Deferred Compensation Plan executed on October 25, 1982 filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 1982.	*

(10.3)	The Consolidated-Tomoka Land Co. 2001 Stock Option Plan effective April 25, 2001, filed with the registrant’s registration statement on Form S-8 filed on June 20, 2001 and incorporated by this reference.	*

(10.4)	Lease Agreement dated August 28, 1997 between the City of Daytona Beach and Indigo International Inc., a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed with the registrants annual report on Form 10-K for the year ended December 31, 1997 and incorporated by this reference.	*

(10.5)	Development Agreement dated August 18, 1997 between the City of Daytona Beach and Indigo International Inc., a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated by this reference.	*

(10.6)	Master Loan and Security Agreement between Consolidated-Tomoka Land Co. and SunTrust Bank dated July 1, 2002, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated by this reference.	*

(10.7)	Amendment dated March 29, 2007 to Master Loan and Security Agreement dated May 31, 2002, between Consolidated-Tomoka Land Co., and SunTrust Bank, filed with the registrant’s current report on Form 8-K on April 3, 2007 and incorporated by this reference.	*

(10.8)	Master Loan and Security Agreement between Consolidated-Tomoka Land Co. and SunTrust Bank dated May 31, 2002, filed on Form 10-Q for the quarter ended June 30, 2002 and incorporated by this reference.	*

(10.9)	Amendment dated March 29, 2007 to Master Loan and Security Agreement dated July 1, 2002 between Consolidated-Tomoka Land Co., and SunTrust Bank, filed with the registrant’s current report on Form 8-K on April 3, 2007 and incorporated by this reference.	*

EXHIBIT INDEX (CONTINUED)

Page No.

(10.10)	International Swap Dealers Association, Inc. Master Agreement dated April 8, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated by this reference.	*

(10.11)	Confirmation of Interest Rate Transaction dated April 9, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated by this reference.	*

(10.12)	Form of Stock Option and SAR Agreement under the Consolidated-Tomoka Land Co. 2001 Stock Option Plan filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by this reference	*

(21)	Subsidiaries of the Registrant.	*

(23.2)	Consent of Independent Registered Public Accounting Firm.	*

(31.1)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

(31.2)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	- Incorporated by Reference

CONSOLIDATED-TOMOKA LAND CO.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Consolidated-Tomoka Land Co.:

We have audited the accompanying consolidated balance sheets of Consolidated—Tomoka Land Co. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 10 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”. Also, as discussed in note 8 to the consolidated financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. In addition, as discussed in note 1 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Orlando, Florida

March 13, 2008

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Consolidated-Tomoka Land Co.:

We have audited Consolidated-Tomoka Land Co. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Orlando, Florida

March 13, 2008

Certified Public Accountants

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
Assets
Cash	$863,826	$738,264
Restricted Cash (Note 1)	10,387,550	1,185,962
Investment Securities (Note 3)	10,193,094	11,780,205
Notes Receivable (Note 5)	5,164,421	700,000
Land and Development Costs (Note 6)	15,654,456	15,058,340
Intangible Assets (Note 1)	4,717,699	5,103,649
Other Assets	7,899,810	5,569,605

	54,880,856	40,136,025

Property, Plant, and Equipment
Land, Agriculture and Subsurface Interests	7,793,594	3,012,623
Golf Buildings, Improvements, and Equipment	11,713,046	11,442,492
Income Properties: Land, Buildings, and Improvements	104,819,695	104,819,695
Other Furnishings and Equipment	2,910,009	2,584,467

Total Property, Plant, and Equipment	127,236,344	121,859,277
Less Accumulated Depreciation and Amortization	(10,284,670)	(8,221,138)

Net Property, Plant, and Equipment	116,951,674	113,638,139

Total Assets	$171,832,530	$153,774,164

Liabilities
Accounts Payable	$452,090	$167,378
Accrued Liabilities	8,684,175	7,749,121
Accrued Stock Based Compensation (Note 10)	3,277,821	5,743,773
Income Taxes Payable (Note 4)	3,058,049	—
Deferred Profit (Note 1)	—	563,467
Deferred Income Taxes (Note 4)	32,882,399	29,491,587
Notes Payable (Note 7)	6,807,388	7,061,531

Total Liabilities	55,161,922	50,776,857

Shareholders’ Equity
Preferred Stock—50,000 Shares Authorized, $100 Par Value; None Issued	—	—
Common Stock—25,000,000 Shares Authorized; $1 Par Value; 5,725,806 and 5,693,007 Shares Issued and Outstanding at December 31, 2007 and 2006, respectively	5,725,806	5,693,007
Additional Paid-In Capital	5,130,574	2,630,748
Retained Earnings	107,012,038	95,650,170
Accumulated Other Comprehensive Loss	(1,197,810)	(976,618)

Total Shareholders’ Equity	116,670,608	102,997,307

Total Liabilities and Shareholders’ Equity	$171,832,530	$153,774,164

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Calendar Year
	December 31, 2007	December 31, 2006	December 31, 2005
Income:
Real Estate Operations:
Real Estate Sales (Note 1)
Sales and Other Income	$25,947,800	$28,941,749	$32,073,472
Costs and Other Expenses	(6,934,712)	(7,130,369)	(6,492,064)

	19,013,088	21,811,380	25,581,408

Income Properties
Leasing Revenues and Other Income	8,725,096	8,183,729	6,618,299
Costs and Other Expenses	(1,768,751)	(1,460,712)	(1,172,285)

	6,956,345	6,723,017	5,446,014

Golf Operations
Sales and Other Income	5,160,070	5,210,725	4,817,913
Costs and Other Expenses	(6,909,261)	(6,688,617)	(6,110,612)

	(1,749,191)	(1,477,892)	(1,292,699)

Total Real Estate Operations	24,220,242	27,056,505	29,734,723

Profit on Sales of Other Real Estate Interests	2,579,827	679,315	272,293
Interest and Other Income	663,231	573,735	937,979

Operating Income	27,463,300	28,309,555	30,944,995
General and Administrative Expenses	(6,170,242)	(6,819,371)	(7,997,058)

Income from Continuing Operations Before Income Taxes	21,293,058	21,490,184	22,947,937
Income Taxes (Note 4)	(7,760,220)	(7,486,245)	(8,126,748)

Income Before Discontinued Operations and Cumulative Effect of Change in Accounting Principles	13,532,838	14,003,939	14,821,189
Income (Loss) from Discontinued Operations, Net of Tax	—	240,476	(3,439)
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(216,093)	—

Net Income	$13,532,838	$14,028,322	$14,817,750

Per Share Information (Note 11):
Basic Income Per Share
Income Before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	$2.37	$2.47	$2.62
Income (Loss) from Discontinued Operations, Net of Tax	—	0.04	—
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(0.04)	—

Net Income	$2.37	$2.47	$2.62

Diluted Income Per Share
Income Before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	$2.36	$2.46	$2.58
Income (Loss) from Discontinued Operations, Net of Tax	—	0.04	—
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(0.04)	—

Net Income	$2.36	$2.46	$2.58

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income
Balance, December 31, 2004	$5,641,722	$2,176,184	$72,316,660	$(523,817)	$79,610,749

Net Income	—	—	14,817,750	—	14,817,750	$14,817,750
Other Comprehensive Income:
Cash Flow Hedging
Derivative, Net of Tax	—	—	—	219,797	219,797	219,797

Comprehensive Income						$15,037,547

Stock Options	26,074	1,992,681	—	—	2,018,755
Cash Dividends ($.30 per share)	—	—	(1,699,164)	—	(1,699,164)

Balance December 31, 2005	$5,667,796	$4,168,865	$85,435,246	$(304,020)	$94,967,887

SAB 108 Adjustment to Retained Earnings			(1,879,958)		(1,879,958)
Net Income	—	—	14,028,322	—	14,028,322	$14,028,322
Other Comprehensive Income (Loss):
Cash Flow Hedging
Derivative: Net of Tax				90,195	90,195	90,195
Pension (Net of Tax):	—	—	—
Transition Obligation				23,315	23,315	23,315
Prior Service Cost	—	—	—	(86,611)	(86,611)	(86,611)
Actuarial Net Loss	—	—	—	(699,497)	(699,497)	(699,497)

Comprehensive Income						$13,355,724

Stock Options:
Exercise of Liability Classified Stock Options	25,211	1,536,631	—	—	1,561,842
Adoption of SFAS No. 123R Reclassification of Liability Based Plan	—	(3,074,748)	—	—	(3,074,748)
Cash Dividends ($.34 per share)	—	—	(1,933,440)	—	(1,933,440)

Balance December 31, 2006	$5,693,007	$2,630,748	$95,650,170	$(976,618)	$102,997,307

Net Income	—	—	13,532,838	—	13,532,838	$13,532,838
Other Comprehensive Income (Loss):
Cash Flow Hedging
Derivative, Net of Tax	—	—	—	(121,117)	(121,117)	(121,117)
Pension (Net of Tax):
Transition Obligation	—	—	—	(4,599)	(4,599)	(4,599)
Prior Service Cost	—	—	—	13,033	13,033	13,033
Actuarial Net Loss	—	—	—	(108,509)	(108,509)	(108,509)

Comprehensive Income						$13,311,646

Exercise of Liability Classified Stock Options	32,799	2,499,826	—	—	2,532,625
Cash Dividends ($.38 per share)	—	—	(2,170,970)	—	(2,170,970)

Balance, December 31, 2007	$5,725,806	$5,130,574	$107,012,038	$(1,197,810)	$116,670,608

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Calendar Year
	December 31, 2007	December 31, 2006	December 31, 2005
Cash Flow from Operating Activities:
Net Income	$13,532,838	$14,028,322	$14,817,750
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,466,981	2,265,848	1,755,127
Loss (Gain) on Sale of Property, Plant, and Equipment	219,690	(436,971)	66,095
Deferred Income Taxes	3,390,812	6,513,130	3,222,793
Stock Based Compensation	1,341,661	2,948,074	3,578,497

(Increase) Decrease in Assets:
Notes Receivable	(4,464,421)	(700,000)	4,425,252
Land and Development Costs	(596,116)	(5,915,789)	679,437
Other Assets	(2,330,205)	(364,190)	(3,170,885)

(Decrease) Increase in Liabilities:
Accounts Payable	284,712	(81,320)	(156,911)
Accrued Liabilities and Accrued Stock Based Compensation	713,861	302,721	1,378,322
Deferred Profit	(563,467)	(4,781,539)	5,345,006
Income Taxes Payable	3,058,049	(5,157,171)	(499,063)

Net Cash Provided by Operating Activities	17,054,395	8,621,115	31,441,420

Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment	(5,614,256)	(16,069,004)	(33,999,763)
Intangible Assets	—	(858,808)	(2,118,936)
Decrease (Increase) in Restricted Cash for Acquisitions Through the Like-Kind Exchange Process	(9,201,588)	6,654,205	19,877,715
Proceeds from Calls or Maturities of Investment Securities	26,087,013	19,430,625	28,031,510
Acquisition of Investment Securities	(24,499,902)	(16,869,733)	(38,729,822)
Proceeds from Disposition of Property, Plant, and Equipment	—	1,630,205	—

Net Cash Used In Investing Activities	(13,228,733)	(6,082,510)	(26,939,296)

Cash Flow from Financing Activities:
Proceeds from Notes Payable	4,965,000	6,392,000	267,000
Payments on Notes Payable	(5,219,143)	(6,628,062)	(1,686,383)
Cash Proceeds from Exercise of Stock Options	16,762	22,725	107,022
Cash Used to Settle Stock Appreciation Rights	(1,291,749)	(780,706)	(637,367)
Dividends Paid	(2,170,970)	(1,933,441)	(1,699,164)

Net Cash Used In Financing Activities	(3,700,100)	(2,927,484)	(3,648,892)

Net Increase (Decrease) in Cash	125,562	(388,879)	853,232
Cash, Beginning of Year	738,264	1,127,143	273,911

Cash, End of Year	$863,826	$738,264	$1,127,143

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental Disclosure of Operating Activities:

In connection with the sale of real estate and income properties, and the release of subsurface entry rights, the Company received, as consideration, notes receivable of $4,464,421, $700,000, and $469,500 for the years 2007, 2006, and 2005, respectively.

Total interest paid was $514,021, $543,242, and $643,176 for the years 2007, 2006, and 2005, respectively. Interest paid included interest of $119,418 and $133,948 capitalized to land and development in 2007 and 2006, respectively. No interest was capitalized in 2005.

Income taxes of $1,134,784, $5,510,478, and $5,228,891, were paid in 2007, 2006, and 2005, respectively.

Income taxes in the amount of $4,998,194 were reclassified from deferred income taxes payable to current income taxes payable in 2005 in conjunction with the closing agreement with the Internal Revenue Service on the 2002 tax audit.

A charitable contribution of 26 acres of land, with a fair market value of $1,500,000, was made during 2007. During 2006, the Company made a charitable contribution of 11 acres of land, which had a fair market value of $950,000. Also during 2006, the Company made charitable contributions totaling $4,050,691 by selling property to two qualified organizations at bargain sales prices. These contributions were recorded as real estate sales at fair market value with an offset to real estate costs and expenses, resulting in no gain or loss on the charitable contribution.

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Consolidated-Tomoka Land Co., a Florida corporation, and its wholly owned subsidiaries: Indigo Group Inc., Indigo Group Ltd., Indigo International Inc., Indigo Development Inc., Indigo Commercial Realty Inc., W. Hay Inc., W. Hay LLC, and Palms Del Mar Inc. (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

The Company is primarily engaged, through its wholly owned subsidiaries, in the real estate industry. Real estate operations, which are primarily commercial in nature, also include golf operations, income properties, leasing properties for oil and mineral exploration, and agricultural operations. These operations are predominantly located in Volusia County, Florida, with various income properties owned within Florida, Georgia, and North Carolina.

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

RESTRICTED CASH

The Company’s qualified intermediary held $10,387,550 and $1,185,962 in escrow, for the benefit of the Company at December 31, 2007 and 2006, respectively, to complete the purchase of income properties through the deferred tax like-kind exchange process.

In the event that such transactions are not completed, the funds held at December 31, 2007, will become unrestricted and deferred income taxes in the amount of $3,186,469, on the like-kind transactions will become currently payable.

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

Interest of $119,418 and $133,948 was capitalized to land and development during 2007 and 2006, respectively with no interest capitalized in 2005.

INTANGIBLE ASSETS

Intangible assets consist of the in-place lease value associated with single-tenant income properties owned by the Company. This in-place lease value was determined by estimating the cost of replacing the lease should it

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

not be in-place. Factors, such as foregone rent and leasing commissions among others, are taken into account to determine the in-place lease value. This value is amortized over the remaining term of the lease at the time the properties are purchased. At December 31, 2007, the in-place lease value totaled $4,717,699, at December 31, 2006, the in-place lease value totaled $5,103,649, which is net of amortization of $1,174,356 for 2007, and net of amortization of $788,410 for 2006. The in-place lease value totaled $4,591,944 at December 31, 2005, which was net of amortization of $788,410.

The estimated amortization expense for each of the calendar years 2008-2012 is $385,946. The weighted average amortization period of the in place lease value is 16 years.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is taken into income. Subsurface interests are included in property, plant, and equipment with no net cost basis at December 31, 2007. The amount of depreciation and amortization of property, plant, and equipment, exclusive of amortization related to intangible assets, recognized for the years 2007, 2006, and 2005, was $2,081,030, $1,918,741, and $1,501,371, respectively.

The range of estimated useful lives for property, plant, and equipment is as follows:

Golf Buildings and Improvements	10-43 Years
Golf Equipment	5-10 Years
Income Properties Buildings and Improvements	40 Years
Other Furnishings and Equipment	5-25 Years
Agriculture Equipment	5-10 Years

LONG-LIVED ASSETS

The Company has reviewed the recoverability of long-lived assets, including real estate held for development and sale, and property, plant, and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There has been no material impairment of long-lived assets reflected in the consolidated financial statements for the three years ended December 31, 2007.

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

The Company closed two transactions in 2006 and four transactions in 2005, which the Company had post-closing obligations to provide off-site roads and/or utilities. In all cases, full cash payment was received at closing, and a warranty deed was transferred and recorded. None of the sales contracts provide any offsets, rescission, or buy-back if the improvements were not made. As the Company retained some continuing involvement with the properties, according to SFAS No. 66, a portion of the revenues and profits on the sales were deferred. The transactions were accounted for on the percentage-of-completion method with revenues and profits recognized as costs were incurred. No revenues or profits were deferred for the year ended December 31,

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2007. For the year ended December 31, 2006, revenues and profits of $330,407 and $289,196 were deferred, respectively. For the year ended December 31, 2005, revenues and profits of $5,679,999 and $5,345,006 were deferred, respectively. At December, 31, 2006, deferred profits from real estate sales remaining on the balance sheet totaled $563,467. There was no deferred profit remaining on the balance sheet at December 31, 2007.

INCOME PROPERTIES

The rental of the Company’s income properties generally are classified as operating leases. The Company recognizes lease income on these properties on a straight-line basis over the term of the lease.

OPERATING LEASE EXPENSE

The Company leases property and equipment under leases which are classified as operating leases. The Company recognizes lease expense on a straight-line basis over the term of the lease.

GOLF OPERATIONS

The Company operates two golf courses and a clubhouse facility, including food and beverage operations. Revenues from this operation, including greens fees, cart rentals, merchandise, and food and beverage sales, are recognized at the time of sale. Initiation fees and membership dues are recognized over the life of the membership.

OTHER REAL ESTATE INTERESTS

The Company owns full or fractional subsurface oil, gas and mineral interest in approximately 516,000 “surface” acres of land owned by others in various parts of Florida, equivalent to approximately 283,000 acres in terms of full interest. The Company leases its interest to mineral exploration firms for exploration. Leases on 800 acres have reached maturity; but, in accordance with their terms, are held by oil companies without annual rental payments because of producing oil wells, from which the Company receives royalties. Revenues are recognized at the time the Company receives the royalty payment.

From time to time the Company will release surface or subsurface entry rights upon request of the surface owner. The Company recognizes revenue from the release at the time the transaction is consummated, unless the property is released under a deferred payment plan and the initial payment does not meet the criteria establish under SFAS No. 66.

UNFUNDED DEFERRED COMPENSATION PLANS

The Company maintains two unfunded deferred compensation plans. One plan is established for the Board of Directors of the Company, with the second plan established for the officers and key employees of the Company. Under the plans, any member of the Board of Directors, officer or key employee may elect to defer all or a portion of their compensation. The amount of deferred compensation shall increase annually by an amount which is equal to interest on the deferred compensation at the rate of return earned by the Company on its investment securities. Compensation credited to a participant shall be deferred until such participant ceases to be a member of the Board of Directors, officer, or key employee, at which time the amounts accumulated shall be distributed in the manner elected. The plans are non-qualified plans as defined by the Internal Revenue Service. The amount of deferred compensation reflected in accrued liabilities on the consolidated balance sheets at December 31, 2007 and 2006, was $1,899,070 and $1,772,649, respectively. Deferred compensation expense for the three years ended December 31, 2007, was $127,697, $114,899, and $93,213, respectively.

PENSION

The Company has a funded, non-contributory defined benefit pension plan covering all eligible employees. The Company’s method of funding and accounting for pension costs is to fund and accrue all normal costs plus an amount necessary to amortize past service cost over a period of 30 years. (See Note 8 “Pension Plan”).

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

On January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) by using the modified prospective method of adoption. SFAS No. 123R requires the classification of share-based payment arrangements as liability or equity instruments. Both the Company’s stock options and stock appreciation rights are liability-classified awards and are required to be remeasured to fair value at each balance sheet date until the award is settled. (See Note 10 “Stock Option Plan”)

INCOME TAXES

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

A majority of the Company’s income property tenants consist of CVS Corp. and Walgreen Co., neither of whose revenues amount to 10% of consolidated revenues, and which the Company considers good credit tenants. The Company continues to diversify its income property tenant mix with Barnes & Noble, Lowe’s Home Improvement Center, Northern Tool & Equipment Co., RBC Centura Bank, Dick’s Sporting Goods, and Best Buy, as tenants.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, and accounts payable at December 31, 2007 and 2006, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s notes receivable and notes payable approximates fair value at December 31, 2007 and 2006, since the notes are at floating rates or fixed rates, which approximate current market rates for notes with similar risks and maturities. The interest rate swap derivative is carried at its fair value at December 31, 2007 and 2006.

DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITY

The Company accounts for derivatives and hedging activity under Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Instruments and Certain Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133.”

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

ADOPTION OF STAFF ACCOUNTING BULLETIN NO. 108

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (Statement 159).” Statement 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value that are not currently required to be measured at fair value. If the fair value option is elected, changes in fair value would be recorded in earnings at each subsequent reporting date. SFAS 159 is

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

effective for the Company’s 2008 fiscal year. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurement” (Statement 157). Statement 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt Statement 157 beginning January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In November 2007, the FASB proposed a one-year deferral of Statement 157’s fair-value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company is currently evaluating the impact of adopting Statement 157 on its results of operations and financial position.

In December 2007, the FASB issued FASB Statement No. 141R, “Business Combinations” (Statement 141R) and FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment to ARB No. 51” (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 160 will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company does not believe adopting Statement 141R and Statement 160 will have an impact on its results of operations and financial position.

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

Summary financial information for the operation is as follows:

	For Year Ended
	December 31, 2006	December 31, 2005
	$	$
Revenues	—	44,346

Loss	(45,475)	(5,598)
Income Tax Benefit (Expense)	17,542	2,159
Gain from Sale (Net Income Tax of $168,562)	268,409	—

Income (Loss) from Discontinued Operations, Net of Tax	240,476	(3,439)

NOTE 3    INVESTMENT SECURITIES

The Company accounts for investment securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This standard requires classification of the investment portfolio into three categories: held to maturity, trading, and available for sale.

The Company classifies as held to maturity those securities which the Company has the intent and ability to hold through their stated maturity date. Investment securities, which are classified as held to maturity, are carried at cost, adjusted for amortization of premiums and accretion of discounts. Gains and losses are determined using the specific identification method. For the years ended December 31, 2007, 2006, and 2005, losses of $74,519, $143,107, and $28,442, respectively, were recognized on the disposition of investment securities.

Investment securities as of December 31, 2007 and 2006, are as follows:

	2007	2006
Investments Held to Maturity
Debt Securities Issued by States and Political Subdivisions of States	$10,063,850	$11,650,961
Preferred Stocks	129,244	129,244

Total Investments Held to Maturity	$10,193,094	$11,780,205

The contractual maturities of investment securities held to maturity are as follows:

Maturity Date	Amount
Within 1 year	$6,542,292
1-5 Years	2,225,126
6-10 Years	629,339
After 10 Years	796,337

$10,193,094

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity securities by major security type and class of security at December 31, 2007 and 2006, were as follows:

At December 31, 2007	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Debt Securities Issued by States and Political Subdivisions of States	$10,063,850	$4,931	$(150,550)	$9,918,231
Preferred Stocks	129,244	—	(14,283)	114,961

	$10,193,094	$4,931	$(164,833)	$10,033,192

At December 31, 2006	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Debt Securities Issued by States and Political Subdivisions of States	$11,650,961	$3,984	$(154,681)	$11,500,264
Preferred Stocks	129,244	—	(28,306)	100,938

	$11,780,205	$3,984	$(182,987)	$11,601,202

NOTE 3    INVESTMENT SECURITIES (Continued)

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006, respectively. The unrealized losses on investments in debt securities issued by states and political subdivisions of states were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

	Less than 12 Months		12 Months or More		Total
Held at December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Issued by States and Political Subdivisions of States	$3,989,220	$42,160	$1,744,356	$108,390	$5,733,576	$150,550
Preferred Stocks	—	—	114,961	14,283	114,961	14,283

	$3,989,220	$42,160	$1,859,317	$122,673	$5,848,537	$164,833

	Less than 12 Months		12 Months or More		Total
Held at December 31, 2005	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Issued by States and Political Subdivisions of States	$866,099	$7,465	$3,510,822	$147,216	$4,376,921	$154,681
Preferred Stocks	—	—	100,937	28,306	100,937	28,306

	$866,099	$7,465	$3,611,759	$175,522	$4,477,858	$182,987

NOTE 4    INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting For Income Taxes.”

The provisions for income taxes are summarized as follows:

	2007		2006		2005
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$3,540,065	$3,057,676	$472,201	$5,946,661	$8,500,314	$(1,690,480)
State	690,433	472,046	78,522	988,861	1,253,808	63,106

Total	$4,230,498	$3,529,722	$550,723	$6,935,522	$9,754,122	$(1,627,374)

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

NOTE 4    INCOME TAXES (Continued)

The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows:

	DEFERRED TAX
	2007	2006
Deferred Tax Assets
Depreciation	$896,413	$442,022
Deferred Compensation	732,566	683,799
Basis Difference in Joint Venture	—	194,432
Charitable Contributions Carryforward	2,085,695	1,948,374
Interest Rate Swap	210,344	134,283
Deferred Lease Expense	1,261,380	1,312,242
Pension and Other Post Retirement Benefits	706,365	655,837
Stock Options	1,264,419	2,215,660

Gross Deferred Tax Assets	7,157,182	7,586,649
Less-Valuation Allowance	(2,043,584)	(1,650,120)

Net Deferred Tax Assets	5,113,598	5,936,529

Deferred Tax Liabilities
Sales of Real Estate	(37,419,584)	(35,079,283)
Basis’ Difference in Joint Venture	(342,899)	—
Other—Net	(233,514)	(348,833)

Total Deferred Tax Liabilities	(37,995,997)	(35,428,116)

Net Deferred Tax Liability	$(32,882,399)	$(29,491,587)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2007 and 2006, management believes it is more likely than not that a portion of the Company’s deferred tax assets will not be realized. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion of all of the deferred tax assets will not be realized. As of December 31, 2007 and 2006, the valuation allowance was $2,043,584 and $1,650,120, respectively.

The valuation allowance is primarily related to charitable contribution carryforwards, in addition to basis difference in joint ventures. The valuation allowance increased $393,464 and $1,234,667 in 2007 and 2006, respectively. The change in valuation allowance for both periods was due to the charitable contributions made during the periods offset by management’s projection of the utilization of the charitable contribution over the five-year carryforward period. Taxed related to the deduction for charitable contribution carryforwards which expire in 2011 and 2012 approximate $1,560,000 and $580,000 respectively.

NOTE 4    INCOME TAXES (Continued)

Following is a reconciliation of the income tax computed at the federal statutory rate of 35% for 2007, 2006, and 2005:

	CALENDAR YEAR
	2007	2006	2005
Income Tax Expense Computed at Federal Statutory Rate	$7,452,570	$7,521,564	$8,031,778
Increase (Decrease) Resulting from:
State Income Tax, Net of Federal Income Tax Benefit	783,881	695,219	855,795
Tax Exempt Interest Income	(166,136)	(154,668)	(142,655)
Charitable Contribution of Land	(578,625)	(1,929,017)	—
Adjustment to Valuation Allowance	393,464	1,234,667	(791,045)
Other Reconciling Items	(124,934)	118,480	172,875

Provision for Income Taxes	$7,760,220	$7,486,245	$8,126,748

During prior years, the Company generated net operating losses for income tax purposes. For Federal income tax, these losses can be carried back to prior years, when the Company generated taxable income. For State income tax purposes, the net operating losses can only be carried forward against future taxable income. The net operating losses were fully utilized during 2005.

The Company’s 2002 Federal Income Tax Return was examined by the Internal Revenue Service (“IRS”). The IRS disallowed the deferral of gains taken under Internal Revenue Code (“IRC”) Section 1031 on three transactions, which took place on lands within the Company’s Development of Regional Impact (“DRI”). The Company appealed the IRS’s position and settled with the IRS by entering into a closing agreement. The settlement, which affects tax year 2002 and all subsequent years, relates only to transactions within the Company’s DRI. For tax years after 2002, the settlement provides that as to all DRI lands, 70% of gains and related income taxes on sales qualifying for IRC Section 1031 will receive tax deferred treatment. In accordance with the settlement, approximately $5,000,000 of previously deferred income taxes were reclassified to income taxes payable in 2005.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The Company recognized no change in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. As of the date of adoption, the Company had no unrecognized tax benefits.

The Company files a consolidated income tax return in the United States Federal jurisdiction and the State of Florida. In addition, subsidiaries file separate tax returns in the States of Georgia and North Carolina. The Internal Revenue Service has audited the federal tax returns through the year 2004, with all proposed adjustments settled. The Company’s 2005 federal income tax return is currently under audit by the Internal Revenue Service. The Company recognizes all potential accrued interest and penalties to unrecognized tax benefits in income tax expense.

Income taxes of $1,134,784 were paid in year ended December 31, 2007.

NOTE 5    NOTES RECEIVABLE

Notes receivable relate to the financing of real estate sales, bear interest at a market rate and are recorded at face value. The Company has not and does not intend to sell these receivables. Amounts collected on notes receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. All note payments are current, with no notes considered impaired and no allowance for doubtful accounts recorded at December 31, 2007 and 2006.

NOTE 5    NOTES RECEIVABLE (Continued)

Notes Receivable consisted of the following:

	December 31,
	2007	2006
Mortgage notes with fixed interest rates between 6.5—7.25% Collateralized by real estate, payments due in 2008 and 2009	$2,545,376	$700,000
Mortgage note with variable interest rate at 200 basis points above the 30-day London Interbank Offer Rate “LIBOR,” principal and interest payments due annually through 2012	2,158,317	—
Note collateralized by a letter of credit at 0% Interest, due January 2008	460,728	—

	$5,164,421	$700,000

NOTE 6    LAND AND DEVELOPMENT COSTS

Land and development costs at December 31, 2007 and 2006, are summarized as follows:

	December 31,
	2007	2006
Undeveloped Land	$1,004,607	$1,004,607
Land and Development Costs	14,649,849	14,053,733

	$15,654,456	$15,058,340

The Company has contracted for various development projects. At December 31, 2007 these contracts had a balance of $2,780,201 to be paid as the development work is completed by the outside contractors.

NOTE 7    NOTES PAYABLE

Notes Payable consisted of the following:

	December 31,
	2007	2006
NOTES PAYABLE
Payable monthly based on 20-year amortization, interest floating based on the 30-day LIBOR Market Index rate plus 1.25%. Principal balance due July 2012, collateralized by 3,000 acres of land until March 29, 2007, (See discussion of interest rate swap below)	$6,807,388	$7,601,531

LINE OF CREDIT
A line of credit totaling $20,000,000 at December 31, 2007, expiring July 2009, with interest at the 30-day LIBOR Market Index rate plus 1.4%	—	—

A line of credit totaling $10,000,000 at December 31, 2006, expiring July 2007, with interest at the lower of the 30-day LIBOR Market Index rate Plus 1.5% or 1% below the prime commercial lending rate	—	—

	$6,807,388	$7,061,531

NOTE 7    NOTES PAYABLE (Continued)

The required annual principal payments on notes payable are as follows:

Year Ending December 31,	Amount
2008	$249,628
2009	292,310
2010	314,534
2011	338,447
2012 and Thereafter (cumulative)	5,612,469

$6,807,388

Interest expense was $394,603, $398,740, and $843,176, net of capitalized interest, for 2007, 2006, and 2005, respectively.

On April 8, 2002, the Company entered into an interest rate swap agreement to mitigate the interest rate risk on the variable rate debt of the Company. The Company expects the cash flows related to the swap to be highly effective in offsetting the changes in the cash flows of the variable rate debt.

On July 1, 2002, the Company entered into an $8,000,000 long-term financing arrangement. The new variable rate debt is for a ten-year term, which has been fixed at a rate of 7.35% through the use of an interest rate swap and secured by approximately 3,000 acres of the Company’s most westerly lands, until March 29, 2007 at which time, the agreement was amended and the property was released as collateral.

The change in the fair value of the interest rate swap, from its inception, has resulted in the recording of an accrued liability in the amount of $545,286 and $348,108 at December 31, 2007 and 2006, respectively. The cumulative change in fair value, net of applicable taxes, in the amount of $334,942 and $213,825 at December 31, 2007 and 2006, respectively, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity. This activity represents a non-cash transaction. The notional amount of the interest rate swap was equivalent to the outstanding balance of the financing, $6,807,388, at December 31, 2007, and $7,061,531 at December 31, 2006.

In addition, the Company has placed its unsecured $20,000,000 revolving line of credit with the same financing source. There was no outstanding balance on the line of credit at December 31, 2007. The Company is in compliance with all debt covenants as of December 31, 2007 and 2006. The Company had letters of credit outstanding totaling $280,091 and $3,270,939 at December 31, 2007 and 2006, respectively. These letters of credit guarantee development work will be completed and reserve capacity under the line of credit. The balance available to borrow on the line of credit was $19,719,909 and $6,729,061 at December 31, 2007 and 2006, respectively.

NOTE 8    PENSION PLAN

The Company maintains a defined benefit plan for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on years of service and the average compensation for the highest five years during the final ten years of employment. The benefit formula generally provides for a life annuity benefit.

During 2006, the Company adopted FASB No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans – an amendment of FASB Statements 87,88,106, and 132R” (“SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or a liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. During 2006, the adoption of SFAS No. 158 resulted in an increase in the pension liability totaling $1,241,829.

The Company uses a January 1, measurement date.

NOTE 8    PENSION PLAN (Continued)

Following are the components of the Net Period Benefit Cost:

Components:

	December 31,
	2007	2006	2005
Service Cost	$290,862	$242,721	$227,953
Interest Cost	402,731	344,042	309,663
Expected Return on Plan Assets	(48,181)	(137,023)	(654,431)
Net Amortization	(407,011)	(323,631)	223,938

Net Periodic Benefit Cost	$238,401	$126,109	$107,123

The change in projected benefit obligation is as follows:
	December 31,
	2007	2006
Benefit Obligation at Beginning of Year	$7,131,087	$6,479,164
Service Cost	290,862	277,164
Interest Cost	402,731	383,658
Actuarial Loss	(244,088)	366,468
Benefits and Plan Expenses Paid	(395,432)	(375,367)

Benefit Obligation at End of Year	$7,185,160	$7,131,087

The change in plan assets is as follows:
	December 31,
	2007	2006
Fair Value of Plan Assets at Beginning of Year	$5,542,398	$5,227,631
Actual Return on Plan Assets	48,181	645,504
Employer Contribution	387,017	44,630
Plan Expenses Paid	(68,322)	(87,881)
Benefits Paid	(327,110)	(287,486)

Fair Value of Plan Assets at End of Year	$5,582,164	$5,542,398

The funded status of the pension obligation consists of the following:
	December 31,
	2007	2006
Estimated Pension Benefit Obligation
Accumulated Benefit Obligation	$(6,508,271)	$(6,254,813)
Additional Benefits Based on Estimated Future Salary Levels	(676,889)	(876,274)

Projected Benefit Obligation	(7,185,160)	(7,131,087)
Fair Value of Plan Assets	5,582,164	5,542,398

Accrued Pension Liability	$(1,602,996)	$(1,588,689)

The accumulated benefits obligation at December 31, 2007 and 2006, was $6,508,271 and $6,254,813, respectively.

NOTE 8    PENSION PLAN (Continued)

The actuarial assumptions made to determine the projected benefit obligation and the fair value of plan assets are as follows:

	December 31,
	2007	2006
Weighted Average Discount Rate	6.00%	5.75%
Weighted Average Asset Rate of Return	9.00%	9.00%
Compensation Scale	5.00%	5.00%

The Company uses the “Moody’s Yield on Seasoned Corporate Bonds – All Industries, AAA” index to determine the discount rate. The weighted average asset rate of return is primarily based on historical returns of the portfolio as a whole.

OTHER PENSION PLAN DISCLOSURE INFORMATION

Amortization Periods:

The transition liability (asset) re-established on January 1, 2001, is being amortized in level amounts over 11.07 years.

The excess of the unrecognized (gain) or loss (if any) over the larger of 10% of the projected benefit obligation or 10% of the market related value of assets is amortized in level amounts over 12.92 years.

The prior service cost re-established on January 1, 2001, is being amortized in level amounts over 11.07 years.

The prior service cost established on January 1, 2002, is being amortized in level amounts over 11.67 years.

Funding Policy:

Periodic employer contributions are made in conformance with minimum funding requirements and maximum deductible limitations.

Benefit Payments and Other Disbursements:

During the measurement period, disbursements from plan assets were as follows:

Benefit Payments	$327,110
Administrative Expenses	68,322

Total	$395,432

Unrecognized (Gain) or Loss:

The unrecognized (gain) or loss determined subsequent to last year’s measurement date is determined as follows:

Liability loss determined from the January 1, 2007 census and included in this year’s net periodic cost:	$47,576
Asset (gain) or loss occurring over the measurement period	457,003
(Gain) or loss due to assumption change effective December 31, 2007	(291,664)

Total unrecognized (gain) or loss:	$212,915

NOTE 8    PENSION PLAN (Continued)

Plan Assets

The plan’s weighted average asset allocations at December 31, 2006 and December 31, 2005 by asset category are as follows:

	December 31,
	2007	2006
Equity Securities	51%	46%
Fixed Income Securities	45%	43%
Cash and Money Market Funds	4%	11%

Total	100%	100%

The Company’s investment policy for pension funds is to achieve four major objectives as follows:

1)	Growth in the invested assets to maintain future purchasing power,

2)	Provide a stable, increasing stream of investment income to support needs,

3)	Ensure the preservation of asset values equal to or greater the nominal book value of assets over the intermediate term or a complete economic cycle, whichever is longer,

4)	Maintain liquidity.

The allocation of investments are targeted at 60% in common equities and 40% in fixed income securities, exclusive of cash and cash equivalents with a typical ten percent range of fluctuation. No single security, except short-term obligations of the U.S. government, shall constitute more than 4% of consolidated assets, at cost.

Cash Flows:

Contributions

The Company will be required to meet the new funding rules contained in the Pension Protection Act of 2006. These new rules must be adopted beginning with the 2008 year. It is expected that the contribution required by the new rules will be substantially higher than that required by the prior rules. It is estimated the contribution will be in the $600,000 to $700,000 range.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid.

Year Ending December 31,	Amount
2008	$284,400
2009	290,600
2010	380,700
2011	418,600
2012	583,200
2013-2017	3,576,600

The following assumptions have been made regarding estimated benefit payments:

All currently retired participants survive through 2017.

All currently active participants survive and retire on their normal retirement dates.

Earnings are assumed to increase at the rate of 5% per year for active participants to their normal retirement dates.

NOTE 9    POST-RETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has a current policy regarding post-retirement benefit programs for certain health care and life insurance benefits for eligible retired employees. All full-time employees become eligible to receive life benefits if they retire after reaching age 55 with 20 or more years of service, and supplemental medicare benefits if they reach age 65 and 20 years of service. The post-retirement health care plan is contributory with retiree contributions adjusted annually; the life insurance plan is non-contributory up to $5,000 of coverage.

The accounting for the health care plan reflects caps on the amount of annual benefits to be paid to retirees as stipulated by the plan. The Company pays for the plan as costs are incurred.

The Company recognizes post-retirement expenses in accordance with adopted SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions,” which requires that expected costs of post-retirement benefits be charged to expense during the years the employees render service. The Company elected to amortize the unfunded obligation measured at adoption of SFAS No. 106 over a period of 20 years. The accrued post-retirement benefit cost reflected in the consolidated balance sheet in accrued liabilities at December 31, 2007 and 2006, was $285,912 and $110,219, respectively.

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

On January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123R) by using the modified prospective method of adoption. SFAS No. 123R requires the classification of share-based payment arrangements as liability or equity instruments. Both the Company’s stock options and stock appreciation rights are liability classified awards and are required to be remeasured to fair value at each balance sheet date until the award is settled. Following the guidelines established in SFAS No. 123R, the Company recognizes compensation equal to remeasured fair value prorated over the vesting period of the award.

Prior to the adoption of SFAS No. 123R, the Company valued its stock options by applying the intrinsic value-based method, and its stock options were classified in shareholders’ equity. For liability classified awards, SFAS No. 123R requires an entity to remeasure the liability from its intrinsic value to its fair value on the adoption date, and reflect any difference as the cumulative effect of change in accounting principle, net of any related tax effect. The Company remeasured the value of its stock options and stock appreciation rights as of January 1, 2006, which resulted in a cumulative effect of change in accounting principle, net of tax, totaling $216,093. Upon adoption of SFAS No. 123R, the Company also reclassified to liabilities the January 1, 2006, fair value of its stock options, which had been classified within shareholders’ equity in the amount of $3,074,748.

NOTE 10    STOCK OPTION PLAN (Continued)

Amounts recognized in the financial statements for stock options and stock appreciation rights are as follows:

	Year Ended December 31,
	2007	2006
Total Cost of Share-Based Plans, Charged Against Income,
Before Tax Effect	$1,341,661	$2,948,074

Income Tax Expense (Benefit)
Recognized in Income	$(517,546)	$(1,137,220)

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

The Company issues new, previously unissued, shares as options are exercised.

Assumptions at December 31,	2007	2006	2005
Expected Volatility	27.54%	28.88%	28.11%
Expected Dividends	.64%	.44%	.65%
Expected Term	4 years	4 years	7 years
Risk-Free Rate	3.32%	4.75%	3.73%

A summary of share option activity under the Plan as of December, 31 2007, and changes during the year ended is presented below:

STOCK OPTIONS FOR THE YEAR ENDED DECEMBER 31, 2007

	Shares	Wtd.Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	172,200	$41.96
Granted	62,000	77.25
Exercised	(54,400)	30.78
Expired	—	—

Outstanding December 31, 2007	179,800	59.04	7.90	$1,795,728

Exercisable at December 31, 2007	8,400	$65.53	8.09	$11,886

NOTE 10    STOCK OPTION PLAN (Continued)

STOCK APPRECIATION RIGHTS FOR THE YEAR ENDED DECEMBER 31, 2007

	Shares	Wtd.Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2006	172,200	$13.60
Granted	62,000	15.73
Exercised	(54,400)	18.24
Expired	—	—

Outstanding December 31, 2007	179,800	11.25	7.90	$966,930

Exercisable at December 31, 2007	8,400	$8.99	8.09	$6,400

In connection with the exercise of 54,400 option shares, 32,799 shares of stock were issued and 21,601 shares of stock were surrendered to relieve the stock option liability by $2,515,864. Cash proceeds of $16,762 were received on the exercise of stock options.

The weighted-average fair value at December 31, 2007, of options granted during 2007 and 2006 was $14.66 and $27.87, respectively. Stock appreciation rights granted during 2007 and 2006 had weighted-average fair values of $15.73 and $11.56, respectively. The total intrinsic value of options exercised for the year ended December 31, 2007 and 2006 was $2,515,863 and $1,539,117, respectively. Stock appreciation rights exercised during the years ended December 31, 2007 and 2006, had intrinsic values of $1,291,749 and $780,706, respectively.

As of December 31, 2007, there was $1,783,842, valued at fair value, of total unrecognized compensation costs related to non-vested stock options and stock appreciation rights granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.38 years.

The liability for stock options and stock appreciation rights valued at fair value, reflected on the consolidated balance sheet at December 31, 2007 and 2006, was $3,277,821 and $5,743,773, respectively.

Had compensation cost from prior years been determined under the fair value method for all shares under SFAS No. 123, “Accounting for Stock-Based Compensation” (as amended by Statement 148), the Company’s net earnings and earnings per share would have been as follows:

Year Ended December 31, 2005
Net Income as Reported	$14,817,750
Deduct:
Stock-Based Compensation Under Fair Value Based Method (Net of Tax)	(384,910)
Add Back:
Stock-Based Compensation Under Intrinsic Value Method (Net of Tax)	1,174,283

Pro Forma Net Income (Loss)	$15,607,123

Basic Income Per Share:
As Reported	$2.62
Pro Forma	$2.76
Diluted Income Per Share:
As Reported	$2.58
Pro Forma	$2.72

NOTE 11    EARNINGS PER SHARE

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined based on the assumption of the conversion of stock options using the treasury stock method at average market prices for the periods.

	Calendar Year
	2007	2006	2005
Income Available to Common Shareholders:
Income before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	$13,532,838	$14,003,939	$14,821,189
Discontinued Operations, Net of Tax	—	240,476	(3,439)
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(216,093)	—

Net Income	$13,532,838	$14,028,322	$14,817,750

Weighted Average Shares Outstanding	5,716,564	5,684,042	5,662,387
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	15,360	7,452	82,907

Total Shares Applicable to Diluted Earnings Per Share	5,731,924	5,691,494	5,745,294

Per Share Information:
Basic Income Per Share
Income Before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	$2.37	$2.47	$2.62
Discontinued Operations, Net of Tax	—	.04	—
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(.04)	—

Net Income	$2.37	$2.47	$2.62

Diluted Income Per Share
Income Before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	$2.36	$2.46	$2.58
Discontinued Operations, Net of Tax	—	.04	—
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	(.04)	—

Net Income	$2.36	$2.46	$2.58

NOTE 12    COMMITMENTS AND CONTINGENCIES

The Company leases, as lessee, certain equipment, land, and improvements under operating leases.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2007, are summarized as follows:

Year Ending December 31,	Amounts
2008	$527,619
2009	307,946
2010	266,250
2011	266,250
2012	355,000
2013 and thereafter (cumulative)	15,975,000

Total	$17,698,065

Rental expense under all operating leases amounted to $1,051,487, $917,471, and $608,923, for the years ended December 31, 2007, 2006, and 2005, respectively.

Additionally, the Company, as lessor, leases certain land, buildings, and improvements under operating leases.

Minimum future rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2005, are summarized as follows:

Year Ending December 31,	Amounts
2008	$8,493,799
2009	8,496,019
2010	8,222,436
2011	7,691,935
2012	7,691,934
2013 and thereafter (cumulative)	176,554,939

Total	$217,151,062

NOTE 13    BUSINESS SEGMENT DATA

The Company primarily operates in three business segments: real estate, income properties, and golf. Real estate operations include land sales and development, agricultural operations, and leasing properties for oil and mineral exploration.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

NOTE 13    BUSINESS SEGMENT DATA (Continued)

Information about the Company’s operations in different segments for each of the three years ended December 31, is as follows (amounts in thousands):

	Calendar Year
	2007	2006	2005
Revenues:
Real Estate	$25,948	$28,942	$32,074
Income Properties	8,725	8,184	6,618
Golf	5,160	5,210	4,818
General, Corporate, and Other	3,243	1,253	1,210

	$43,076	$43,589	$44,720

Income (Loss):
Real Estate	$19,013	$21,811	$25,581
Income Properties	6,956	6,723	5,446
Golf	(1,749)	(1,478)	(1,292)
General, Corporate, and Other	(2,927)	(5,566)	(6,787)

	$21,293	$21,490	$22,948

Identifiable Assets:
Real Estate	$33,026	$23,088	$15,473
Income Properties	105,121	106,955	93,908
Golf	8,334	8,651	9,308
General, Corporate, and Other	25,352	15,080	24,569

	$171,833	$153,774	$143,258

Depreciation and Amortization:
Real Estate	$359	$295	$124
Income Properties	1,523	1,413	1,127
Golf	486	473	421
General, Corporate, and Other	99	85	83

	$2,467	$2,266	$1,755

Capital Expenditures:
Real Estate	$2,947	$1,463	$955
Income Properties	2	14,462	32,953
Golf	271	60	37
General, Corporate, and Other	2,394	84	55

	$5,614	$16,069	$34,000

Income represents income (loss) from continuing operations before income taxes. Identifiable assets by industry are those assets that are used in the Company’s operations in each industry. General corporate assets and assets used in the Company’s other operations consist primarily of cash, investment securities, notes receivable, and property, plant, and equipment.

NOTE 14    RELATED PARTIES

William H. Davison, a director of the Company, retired as Chairman, President, and Chief Executive Officer of SunTrust Bank, East Central Florida in September 2007. The Company and SunTrust Bank are parties to a Master Loan and Security Agreement dated July 1, 2002, and amended March 29, 2007 for a term loan in the maximum amount of $8,000,000; the largest aggregate amount of indebtedness outstanding on this loan at any time since January 1, 2006 was $7,061,531 and interest paid on this loan during 2007 was $511,892. The

NOTE 14    RELATED PARTIES (Continued)

outstanding balance on this loan at December 31, 2007 was $6,807,388. This loan was secured by approximately 3,000 acres of the Company’s lands, until the agreement was amended at which time the property was released as collateral. The Company and SunTrust Bank are also parties to a Master Loan and Security Agreement dated May 31, 2002, for an unsecured line of credit in the maximum of $20,000,000; the largest aggregate amount of indebtedness outstanding on this line of credit at any time since January 1, 2007 was $1,690,000 and interest paid on this loan during 2007 was $2,129. There was no outstanding balance on this line of credit at December 31, 2007. The Company had letters of credit outstanding at December 31, 2007 in the amount of $280,091, which reserved capacity under the line of credit. The Company and SunTrust are also parties to an International Swap Dealers Association, Inc. Master Agreement dated April 8, 2002 with respect to an interest rate swap with regard to the $8,000,000 term loan described above. The Company believes that these loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender, and did not involve more than the normal risk of collectability or present other unfavorable features.

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

QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

	March 31,		June 30,		September 30,		December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
	$	$	$	$	$	$	$	$
Income
Real Estate Operations:
Real Estate Sales
Sales and Other Income	4,676,566	4,611,857	1,189,294	4,912,645	2,994,820	5,095,658	17,087,120	14,321,589
Costs and Other Expenses	(3,767,016)	(717,633)	(439,160)	(785,477)	(627,262)	(1,494,549)	(2,101,274)	(4,132,710)

	909,550	3,894,224	750,134	4,127,168	2,367,558	3,601,109	14,985,846	10,188,879

Income Properties
Leasing Revenues and Other Income	2,160,785	1,879,693	2,169,889	1,934,456	2,207,308	2,183,626	2,187,114	2,185,954
Costs and Other Expenses	(425,216)	(322,086)	(427,866)	(339,786)	(520,110)	(407,697)	(395,559)	(391,143)

	1,735,569	1,557,607	1,742,023	1,594,670	1,687,198	1,775,929	1,791,555	1,794,811

Golf Operations
Sales and Other Income	1,566,207	1,509,664	1,410,975	1,373,085	930,164	1,027,067	1,252,724	1,300,909
Costs and Other Expenses	(1,857,213)	(1,655,352)	(1,801,926)	(1,722,465)	(1,577,723)	(1,568,987)	(1,672,399)	(1,741,813)

	(291,006)	(145,688)	(390,951)	(349,380)	(647,559)	(541,920)	(419,675)	(440,904)

Total Real Estate Operations	2,354,113	5,306,143	2,101,206	5,372,458	3,407,197	4,835,118	16,357,726	11,542,786
Profit on Sales of Other
Real Estate Interests	34,744	144,052	550,000	311,818	816,235	212,550	1,178,848	10,895
Interest and Other Income	150,709	243,452	150,084	202,233	149,627	38,831	212,811	89,219

	2,539,566	5,693,647	2,801,290	5,886,509	4,373,059	5,086,499	17,749,385	11,642,900
General and Administrative Expenses	(3,484,705)	(1,908,530)	(996,286)	(721,965)	(1,044,337)	(1,911,250)	(644,914)	(2,277,626)

Income (loss) from Continuing Operations Before Income Taxes	(945,139)	3,785,117	1,805,004	5,164,544	3,328,722	3,175,249	17,104,471	9,365,274
Income Taxes	361,327	(1,432,614)	(689,064)	(1,673,464)	(1,226,158)	(791,231)	(6,206,325)	(3,588,936)

Income (loss) before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	(583,812)	2,352,503	1,115,940	3,491,080	2,102,564	2,384,018	10,898,146	5,776,338
Income (loss) from Discontinued Operations
Net of Income Tax	—	(7,978)	—	248,454	—	—	—	—
Cumulative Effect of Change in Accounting Principle Net of Tax	—	(216,093)	—	—	—	—	—	—

Net Income (loss)	(583,812)	2,128,432	1,115,940	3,739,534	2,102,564	2,384,018	10,898,146	5,776,338

Per Share Information:
Basic Income Per Share
Income (loss) before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	$(0.10)	$0.41	$0.20	$0.62	$0.36	$0.43	$1.91	$1.01
Income (loss) from Discontinued Operations
Net of Income Tax	—	—	—	$0.04	—	—	—	—
Cumulative Effect of Change in Accounting Principle Net of Tax	—	$(0.04)	—	—	—	—	—	—

Net Income (loss)	$(0.10)	$0.37	$0.20	$0.66	$0.36	$0.43	$1.91	$1.01

Diluted Income Per Share
Income (loss) before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	$(0.10)	$0.41	$0.20	$0.62	$0.36	$0.42	$1.90	$1.01
Income (loss) from Discontinued Operations Net of Income Tax	—	—	—	$0.04	—	—	—	—
Cumulative Effect of Change in Accounting Principle Net of Tax	—	$(0.04)	$0.20	—	—	—	—	—

Net Income (loss)	$(0.10)	$0.37	$0.20	$0.66	$0.36	$0.42	$1.90	$1.01

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2007

	INITIAL COST TO COMPANY			COSTS CAPITALIZED SUBSEQUENT TO ACQUISITION
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS
	$	$	$	$	$
Income Properties:
CVS, Tallahassee, FL	-0-	590,800	1,595,000	-0-	-0-
CVS, Sanford, FL	-0-	1,565,176	1,890,671	-0-	-0-
Barnes & Noble, Daytona Beach, FL	-0-	1,798,600	3,803,000	-0-	-0-
Barnes & Noble, Lakeland, FL	-0-	1,242,300	1,884,200	-0-	-0-
CVS, Clermont, FL	-0-	1,493,985	1,452,823	-0-	-0-
CVS, Sebring, FL	-0-	1,312,472	1,722,559	-0-	-0-
CVS, Melbourne, FL	-0-	1,567,788	919,186	-0-	-0-
CVS, Sanford, FL	-0-	2,345,694	1,275,625	-0-	-0-
CVS, Sebastian, FL	-0-	2,205,708	1,288,995	-0-	-0-
Walgreens, Palm Bay, FL	-0-	1,102,640	3,157,360	-0-	-0-
Walgreens, Kissimmee, FL	-0-	1,327,847	1,770,986	-0-	-0-
Walgreens, Orlando, FL	-0-	2,280,841	1,148,507	-0-	-0-
Walgreens, Clermont, FL	-0-	3,021,665	1,269,449	-0-	-0-
Walgreens, Apopka, FL	-0-	2,390,532	1,354,080	-0-	-0-
Walgreens, Powder Springs, GA	-0-	2,668,255	1,406,160	-0-	-0-
Walgreens, Alpharetta, GA	-0-	3,265,623	1,406,160	-0-	-0-
Lowe’s, Lexington, NC	-0-	5,048,640	4,548,880	-0-	-0-
RBC, Centura Bank, Alpharetta, GA	-0-	3,402,926	426,100	-0-	-0-
Northern Tool & Equipment, Asheville, NC	-0-	2,535,926	1,345,200	-0-	-0-
RBC Centura Bank, Altamont Springs, FL	-0-	3,435,502	410,961	-0-	-0-
CVS, Vero Beach, FL	-0-	3,113,661	1,312,235	-0-	-0-
RBC Centura Bank, Orlando, FL	-0-	2,875,052	418,992	-0-	-0-
CVS, Clermont, FL	-0-	2,414,044	1,575,184	-0-	-0-
Best Buy, McDonough, GA	-0-	2,622,682	3,150,000	-0-	-0-
Dick’s Sporting Goods, McDonough, GA	-0-	3,934,022	4,725,000	-0-	-0-
Agricultural Lands & Subsurface Interests	-0-	2,830,971	-0-	4,729,744	232,880

	-0-	62,393,352	45,257,313	4,729,744	232,880

	GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
	LAND AND IMPROVEMENTS	BUILDINGS	TOTAL	ACCUMULATED DEPRECIATION	COMPLETION of CONSTRUCTION	DATE ACQUIRED	LIFE
	$	$	$	$
Income Properties:
CVS, Tallahassee, FL	590,800	1,595,000	2,185,800	282,448	N/A	12/13/00	40Yrs
CVS, Sanford, FL	1,565,176	1,890,671	3,455,847	291,478	N/A	11/15/01	40Yrs
Barnes & Noble, Daytona Beach, FL	1,798,600	3,803,000	5,601,600	665,525	N/A	01/11/01	40Yrs
Barnes & Noble, Lakeland, FL	1,242,300	1,884,200	3,126,500	329,735	N/A	01/11/01	40Yrs
CVS, Clermont, FL	1,493,985	1,452,823	2,946,808	186,376	N/A	11/22/02	40Yrs
CVS, Sebring, FL	1,312,472	1,722,559	3,035,031	211,731	N/A	02/04/03	40Yrs
CVS, Melbourne, FL	1,567,788	919,186	2,486,974	111,068	N/A	03/05/03	40Yrs
CVS, Sanford, FL	2,345,694	1,275,625	3,621,319	129,736	N/A	09/17/03	40Yrs
CVS, Sebastian, FL	2,205,708	1,288,995	3,494,703	118,470	N/A	04/23/04	40Yrs
Walgreens, Palm Bay, FL	1,102,640	3,157,360	4,260,000	519,649	N/A	06/12/04	40Yrs
Walgreens, Kissimmee, FL	1,327,847	1,770,986	3,098,833	217,684	N/A	02/12/03	40Yrs
Walgreens, Orlando, FL	2,280,841	1,148,507	3,429,348	141,171	N/A	02/13/03	40Yrs
Walgreens, Clermont, FL	3,021,665	1,269,449	4,291,114	113,721	N/A	05/27/04	40Yrs
Walgreens, Apopka, FL	2,390,532	1,354,080	3,744,612	126,945	N/A	03/29/04	40Yrs
Walgreens, Powder Springs, GA	2,668,255	1,406,160	4,074,415	131,827	N/A	03/31/04	40Yrs
Walgreens, Alpharetta, GA	3,265,623	1,406,160	4,671,783	131,828	N/A	03/31/04	40Yrs
Lowe’s, Lexington, NC	5,048,640	4,548,880	9,597,520	331,689	N/A	01/20/05	40Yrs
RBC, Centura Bank, Alpharetta, GA	3,402,926	426,100	3,829,026	27,519	N/A	05/25/05	40Yrs
Northern Tool & Equipment, Asheville, NC	2,535,926	1,345,200	3,881,126	86,878	N/A	05/25/05	40Yrs
RBC Centura Bank, Altamonte Springs, FL	3,435,502	410,961	3,846,463	27,397	N/A	05/12/05	40Yrs
CVS, Vero Beach, FL	3,113,661	1,312,235	4,425,896	84,749	N/A	06/02/05	40Yrs
RBC Centura Bank, Orlando, FL	2,875,052	418,992	3,294,044	25,314	N/A	08/15/05	40Yrs
CVS, Clermont, FL	2,414,044	1,575,184	3,989,228	82,041	N/A	12/15/05	40Yrs
Best Buy, McDonough, GA	2,622,682	3,150,000	5,772,682	124,688	N/A	06/15/06	41Yrs
Dick’s Sporting Goods,McDonough,GA	3,934,022	4,725,000	8,659,022	187,031	N/A	06/15/06	42Yrs
Agricultural Lands & Subsurface Interests	7,793,595	-0-	7,793,595	442,519	Various	N/A	5-0Yrs.

(1)	67,355,976	45,257,313	112,613,289	5,129,217

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2007 (Continued)

	2007	2006	2005
Cost:

Balance at Beginning of Year	$107,832,318	$93,937,327	$60,794,791
Additions and Improvements	4,978,448	15,317,558	33,204,995
Cost of Real Estate Sold	(197,477)	(1,422,567)	(62,459)

Balance at End of Year (1)	$112,613,289	$107,832,318	$93,937,327

Accumulated Depreciation:
Balance at Beginning of Year	$3,997,265	$3,019,927	$2,151,473
Depreciation and Amortization	1,131,952	1,083,042	868,454
Depreciation on Real Estate Sold	0	(105,704)	—

Balance at End of Year	$5,129,217	$3,997,265	$3,019,927

(1)	Reconciliation to Consolidated Balance Sheet at December 31, 2007

Land, Timber, and Subsurface Interests	$7,793,594
Income Properties: Land, Buildings, and Improvements	104,819,695

$112,613,289