Form 10-Q
period 2008-05-08
CONSOLIDATED TOMOKA LAND CO
filed 2008-05-08
CIK 23795

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission file number 0-5556

CONSOLIDATED-TOMOKA LAND CO.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	0-5556 (Commission File Number)	59-0483700 (IRS Employer Identification No.)
	1530 Cornerstone Boulevard, Suite 100 Daytona Beach, Florida (Address of principal executive offices)	32117 (Zip Code)
Registrant’s telephone number, including area code: (386) 274-2202
Not Applicable (Former name, former address, and former fiscal year if changed since last report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule
12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company
(as defined by rule 12b-2 of the Exchange Act).
Yes ____ No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock Outstanding
May 1, 2008
$1.00 par value 5,727,515

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED BALANCE SHEETS

	(Unaudited) MARCH 31,	DECEMBER 31,
	2008	2007
ASSETS
Cash	$164,547	$863,826
Restricted Cash	9,510,980	10,387,550
Investment Securities	6,590,756	10,193,094
Notes Receivable	4,703,693	5,164,421
Land and Development Costs	15,249,071	15,654,456
Intangible Assets	4,621,213	4,717,699
Other Assets	8,240,955	7,899,810
	49,081,215	54,880,856

Property, Plant, and Equipment:
Land, Timber and Subsurface Interests	8,660,652	7,793,594
Golf Buildings, Improvements, and Equipment	11,718,993	11,713,046
Income Properties Land, Buildings, and Improvements	104,819,695	104,819,695
Other Furnishings and Equipment	3,081,596	2,910,009
Construction in Process	2,059,089	--
Total Property, Plant, and Equipment	130,340,025	127,236,344
Less, Accumulated Depreciation and Amortization	(10,813,114)	(10,284,670)
Net - Property, Plant, and Equipment	119,526,911	116,951,674

TOTAL ASSETS	$168,608,126	$171,832,530

LIABILITIES
Accounts Payable	$268,201	$452,090
Accrued Liabilities	8,678,323	8,684,175
Accrued Stock Based Compensation	3,011,753	3,277,821
Income Taxes Payable	1,083,131	3,058,049
Deferred Income Taxes	32,449,382	32,882,399
Notes Payable	6,926,375	6,807,388

TOTAL LIABILITIES	52,417,165	55,161,922

SHAREHOLDERS' EQUITY
Common Stock	5,727,515	5,725,806
Additional Paid in Capital	5,217,955	5,130,574
Retained Earnings	106,595,582	107,012,038
Accumulated Other Comprehensive Loss	(1,350,091)	(1,197,810)

TOTAL SHAREHOLDERS' EQUITY	116,190,961	116,670,608

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$168,608,126	$171,832,530
See Accompanying Notes to Consolidated Financial Statements.

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited) Three Months Ended
	March 31, 2008	March 31, 2007
Income
Real Estate Operations:
Real Estate Sales
Sales and Other Income	$74,844	$4,676,566
Costs and Other Expenses	(417,778)	(3,767,016)
	(342,934)	909,550
Income Properties
Leasing Revenues and Other Income	2,173,473	2,160,785
Costs and Other Expenses	(429,243)	(425,216)
	1,744,230	1,735,569
Golf Operations
Sales and Other Income	1,379,551	1,566,207
Costs and Other Expenses	(1,616,968)	(1,857,213)
	(237,417)	(291,006)

Total Real Estate Operations	1,163,879	2,354,113

Profit on Sales of Other
Real Estate Interests	8,000	34,744

Interest and Other Income	302,628	150,709

Operating Income	1,474,507	2,539,566

General and Administrative Expenses	(1,221,000)	(3,484,705)

Income (Loss) before Income Taxes	253,507	(945,139)
Income Taxes	(97,383)	361,327
Net Income (Loss)	$156,124	$(583,812)

Per Share Information:
Basic and Diluted Income (Loss) Per Share	$0.03	$($0.10)
Dividends	$0.10	$0.09
See Accompanying Notes to Consolidated Financial Statements.

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common	Additional Paid- In	Retained	Accumulated Other Comprehensive	Total Shareholders'	Comprehensive
	Stock	Capital	Earnings	Income	Equity	Income

Balance, December 31, 2007	$5,725,806	$5,130,574	$107,012,038	$(1,197,810)	$116,670,608

Net Income			156,124		156,124	$156,124

Other Comprehensive Loss: Cash Flow
Hedging Derivative, Net of Tax				(152,281)	(152,281)	(152,281)

Comprehensive Income						$3,843

Exercise of Liability Classified Stock Options	1,709	87,381			89,090

Cash Dividends ($.10 per share)			(572,580)		(572,580)

Balance, March 31, 2008	$5,727,515	$5,217,955	$106,595,582	$(1,350,091)	$116,190,961

See Accompanying Notes to Consolidated Financial Statements.

Back to Index

See
CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash Flow from Operating Activities
Net Income	$156,124	$(583,812)

Adjustments to Reconcile Net Income to Net Cash
Provided By (Used in) Operating Activities:
Depreciation and Amortization	624,930	609,793
Deferred Income Taxes	(433,017)	307,229
Non Cash Compensation	(182,068)	1,849,184

( Increase) Decrease in Assets:
Notes Receivable	460,728	--
Land and Development Costs	405,385	622,064
Refundable Income Taxes	--	(1,011,626)
Other Assets	(341,145)	321,548

Increase (Decrease) in Liabilities:
Accounts Payable	(183,889)	421,158
Accrued Liabilities and Accrued Stock Based Compensation	(158,133)	219,803
Deferred Profit	--	(135,839)
Income Taxes Payable	(1,974,918)	--
Net Cash (Used In) Provided By Operating Activities	(1,626,003)	2,619,502

Cash Flow From Investing Activities:
Acquisition of Property, Plant and Equipment	(3,103,681)	(556,343)
Increase in Restricted Cash for Acquisitions
Through the Like-Kind Exchange Process	876,570	(732,965)
Net (Increase) Decrease In Investment Securities	3,602,338	(505,908)
Net Cash (Used In) Provided By Investing Activities	1,375,227	(1,795,216)

Cash Flow from Financing Activities:
Proceeds from Notes Payable	3,170,000	--
Payments on Notes Payable	(3,051,013)	(61,767)
Cash Proceeds from Exercise of Stock Options	5,090	13,747
Cash Used to Settle Stock Appreciation Rights	--	(173,023)
Dividends Paid	(572,580)	(512,371)
Net Cash Used in Financing Activities	(448,503)	(733,414)

Net (Decrease) Increase in Cash	(699,279)	90,872
Cash, Beginning of Year	863,826	738,264
Cash, End of Period	$164,547	$829,136

See Accompanying Notes to Consolidated Financial Statements.

                        Back to Index
ex

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. PRINCIPLES OF INTERIM STATEMENTS
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to those rules and regulations. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position and the results of operations for the interim periods. The consolidated format is designed to be read in conjunction with the last annual report. For further information, refer to the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

	Three Months Ended
	MARCH 31,	MARCH 31,
	2008	2007
Income Available to Shareholders:

Net Income (Loss)	$156,124	$(583,812)

Weighted Average Shares Outstanding	5,726,182	5,704,068
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	--	--
Total Shares Applicable to Diluted Earnings Per Share	5,726,182	5,704,068

Per Share Information:
Basic and Diluted Income Per Share
Net Income (Loss)	$0.03	$(0.10)
No impact was considered on the conversion of stock options during the periods as the effect would be antidilultive.

NOTE 3. NOTES PAYABLE
Notes Payable consist of the following:

	March 31, 2008
	Total	Due Within One Year

$20,000,000 Line of Credit	$187,000	$187,000
Notes Payable	6,739,375	254,389
Total	$6,926,375	$441,389

Payments applicable to reduction of principal amounts will be required as follows:

                         Year Ending March 31,
2009	$441,389
2010	297,714
2011	320,349
2012	344,703
2013 & thereafter	5,522,220
$6,926,375

For the first three months of 2008, interest expense was $90,746, net of $68,400 interest capitalized to land and development costs and construction in process, with interest of $129,146 paid during the period. For the first three months of 2007, interest expense was $112,485, net of $15,915 interest capitalized to land and development costs, with interest of $128,400 paid during the period.
Back to Index

NOTE 4. STOCK OPTION PLAN

The Company maintains a stock option plan (“the Plan”) pursuant to which 500,000 shares of the Company’s common stock may be issued. A summary of share option activity under the Plan as of March 31, 2008 and changes during the quarter ended is presented below.

STOCK OPTIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008:
	Shares	Wtd Avg Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2007	179,800	$59.04
Granted	20,000	$52.73
Exercised	(3,200)	$25.88
Expired	--	--
Outstanding March 31, 2008	196,600	$58.94	7.75	$1,328,004
Exercisable at March 31, 2008	61,600	$52.02	7.00	$722,272

STOCK APPRECIATION RIGHTS FOR THE THREE MONTHS ENDED MARCH 31, 2008:

	Shares	Wtd.Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2007	179,800	$13.60
Granted	20,000	$10.52
Exercised	(3,200)	$16.34
Expired	--	--
Outstanding March 31, 2008	196,600	$8.40	7.75	$715,079
Exercisable at March 31, 2008	61,600	$9.89	7.00	$388,916

In connection with the exercise of 3,200 option shares, 1,709 shares of stock were issued and 1,491 shares of stock were surrendered to relieve the stock option liability by $84,000. Cash proceeds of $5,090 were received on the exercise of the stock options.

Back to Index

NOTE 5. PENSION PLAN
The Company maintains a defined benefit pension plan for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on age, years of service, and the average compensation for the highest five years during the final ten years of employment. The benefit formula provides for a life annuity benefit.

Following are the components of the Net Period Benefit Cost:

	Three Months Ended
	March 31, 2008	March 31, 2007

Service Cost	$84,092	$72,716
Interest Cost	108,800	100,683
Expected Return on Plan Assets	(130,116)	(126,296)
Net Amortization	19,879	12,497
Net Periodic Benefit Cost	$82,655	$59,600

A contribution in the range of approximately $600,000 to $700,000 is expected to be made in 2008.

Back to Index

NOTE 6.  CONSTRUCTION AND DEVELOPMENT IN PROCESS

The Company has contracts in place for the construction of a two-building 30,000 square-foot flex office space complex located in Gateway Commerce Park along with construction of roads on the Company’s core Daytona Beach lands. At March 31, 2008, the balance to be paid on these contracts was $1,330,164.

NOTE 7. BUSINESS SEGMENT DATA

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

Information about the Company’s operations in different segments is as follows (amount in thousands):

	Three Months Ended
	March 31,	March 31,
	2008	2007
Revenues:
Real Estate	$75	$4,677
Income Properties	2,173	2,161
Golf	1,380	1,566
General, Corporate and Other	310	185
	$3,938	$8,589
Income (Loss):
Real Estate	$(343)	$909
Income Properties	1,744	1,736
Golf	(237)	(291)
General, Corporate and Other	(910)	(3,299)
	$254	$(945)
Identifiable Assets:
Real Estate	$33,449	22,789
Income Properties	107,109	106,240
Golf	8,254	8,631
General, Corporate and Other	19,796	17,458
	$168,608	$155,118
Depreciation and Amortization:
Real Estate	$92	83
Income Properties	380	381
Golf	125	120
General, Corporate and Other	28	26
	$625	$610
Capital Expenditures:
Real Estate	$938	$442
Income Properties	2,059	--
Golf	6	29
General, Corporate and Other	101	85
	$3,104	$556

         Identifiable assets by industry are those assets that are used in the Company’s operations in each industry.  General corporate assets and assets
                         used in the   Company’s other operations consist primarily of cash, investment securities, and property, plant, and equipment.

         Back to Index

NOTE 8 RECENTLY ADOPTED ACCOUNTING STANDARDS

On January 1, 2008 the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (Statement 159).”  Statement 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value  that are not currently required to be measured at fair value.  If the fair value option is elected, changes in fair value would be recorded in earnings at each subsequent reporting date.  The adoption of Statement 159 had no impact on the Company’s financial condition, results of operations or cash flows, as the fair value option was not elected by the Company.

On January 1, 2008 the Company also adopted Statement No. 157, “Fair Value Measurement” (Statement 157).  Statement 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements.  The statement does not require any new fair value measures. The adoption of Statement 157 had no impact on the financial condition, results of operations or cash flows of the Company.  Delayed application of this Statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years begining after November 15, 2008, and interim periods within those fiscal years.  The Company has elected to defer the implementation of Statement 157 related to nonfinancial assets and nonfinancial liabilities.  The Company is evaluating the impact of implementation.

At that time the Company's debt was refinanced in 2002, the Company entered into an interest rate swap agreement.  The fair market value of the interest rate swap agreement was determined using Significant Other Observable Inputs (Level 2) under Statement 157.  A liability in th eamount of $793,199 at March 31, 2008, has been established on the Company's balance sheet.

In December 2007 Statement No. 141 (Revised), “Business Combinations (Statement 141R)”, was issued.  The objective of Statement 141R is to improve financial reporting and comparability of a business combinations and its effects.  Statement 141R establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and non-controlling interest in the acquiree along with goodwill acquired and gain from a bargain purchase.  The Statement applies prospectively to business combinations which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to be read in conjunction with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the last annual report on Form 10-K.

OPERATIONS OVERVIEW

The Company is primarily engaged in real estate land sales and development, reinvestment of land sales proceeds into income properties, and golf course operations.  The Company owns approximately 11,200 acres in Florida, which form a substantial portion of the western boundary of the City of Daytona Beach.  The Company lands are well located in the growing central Florida Interstate 4 corridor, providing an excellent opportunity for reasonably stable land sales in the near-term future and following years.

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

Sales and development activity on and around Company owned lands have been strong in the last several years. These activities included the sale of 120 acres of land to Florida Hospital for the construction of a new facility which is anticipated to open mid-year 2009, the expansion of the Daytona Beach Auto Mall, the opening of a second office building in the Cornerstone Office Park, the continued development within the 250-acre Gateway Commerce Park and  the 60-acre Interstate Commerce Park both adjacent to Interstate 95, and the sale of approximately 100 acres of land on which a private high school is under development and anticipated to open in August 2008.  Construction is underway on the future site of the City of Daytona Beach police headquarters.  The building, which is located adjacent to Gateway Commerce Park, is anticipated to be completed and occupied this year.  In early 2008, development also commenced on a 288-unit apartment complex on lands sold by the Company during 2007.

In addition to the above mentioned development activities performed by third parties, the Company has two self-developed projects in process.  The first project is a two building 30,000 square-foot flex office space complex located within Gateway Commerce Park.  Construction of these buildings, which are to be held in the Company’s portfolio of income properties, is scheduled to be completed in the second quarter of 2008.  Leases are currently in negotiation on this project.   Also under development by the Company is a 12 acre, 4 lot commercial complex, located at the corner of LPGA and Williamson Boulevards.  Site work, building plans and permitting are complete.  The parcel will include a 23,000 square-foot “Class A” office building.  Construction of the building is scheduled to begin in the second quarter with a significant portion of the building under lease to a credit-rated tenant.

These commercial and residential development activities tend to create additional buyer interest and sales opportunities. The residential real estate market continues to be depressed from its peak in mid-to-late 2005, with the commercial market showing signs of the beginning of a downturn.  The Company currently has a reasonably strong backlog of contracts in place for closing in 2008.

In 2000, the Company initiated a strategy of investing in income properties utilizing the proceeds of agricultural land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes.  At March 31, 2008, the Company had invested approximately $110 million in twenty-five income properties through this process, with an additional $9.5 million held by a qualified intermediary for future investment in additional properties.   With a closing on April 17, 2008, the Company utilized the funds held by the intermediary for the purchase of a Harris Teeter supermarket  in Charlotte, North Carolina.

After the Harris Teeter Supermarket purchase, the Company now has an investment base of approximately $120 million in income properties. Lease revenue of approximately $9.2 million is projected to be generated annually on this investment base.  This income, along with income from additional net-lease income property investments, will continue to decrease earnings volatility in future years and add to overall financial performance.  This strategy has enabled the Company to enter into the business of building, leasing, and holding in its portfolio select income properties that are strategically located on Company lands.

Golf operations consist of the operation of two golf courses, a clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95, south and east of LPGA Boulevard.  The Champions course was designed by Rees Jones and the Legends course was designed by Arthur Hills.

The Company’s agricultural operations consist of growing, managing, and sale of timber and hay products on approximately 11,000 acres of Company lands on the west side of Daytona Beach, Florida.

Back to Index                                                                                                                                           12

SUMMARY OF 2008 OPERATING RESULTS

During the first quarter of 2008, the Company posted a profit of $156,124, equivalent to $.03 per share.  These profits were earned during the first quarter, on strong results from income properties and decreased general and administrative expenses, despite no land sales closings in the first quarter. A loss of $583,812, equivalent to $.10 per share, was recorded during 2007’s first quarter.

The Company also uses Earnings before Depreciation, Amortization and Deferred Taxes (EBDDT) as a performance measure.  The Company’s strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT:

	Three Months Ended
	March 31,	March 31,
	2008	2007
Net Income	$156,124	$(583,812)
Add Back:
Depreciation and Amortization	624,930	609,793
Deferred Taxes	(433,017)	307,229

Earnings before Depreciation,
Amortization and Deferred Taxes	$348,037	$333,210

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

EBDDT totaled $348,037 for the quarter ended March 31, 2008, in line with the $333,210 EBDDT recorded in the first quarter of 2007. During 2008 the add-back for deferred taxes was negative as income taxes previously deferred on gains from real estate transactions became currently due when the Company received funds held by the intermediary.  The like-kind exchange process utilizing these funds was not completed, as reinvestment property which met the Company’s criteria could not be identified within the time constraints.

RESULT OF OPERATIONS

REAL ESTATE SALES

An operating loss of $342,934 was recorded during the first quarter of 2008, as the result of no land sales transactions closing during the period.  During the first quarter of 2007, the sale of 83 acres of land, including a charitable contribution of 25 acres valued at $1,500,000, produced revenues and profits from land sales totaling $4,676,566 and $909,550, respectively.  Also included in sales during the first period of 2007 was the sale of approximately $1,900,000 of impact fee credits.  Cost and expenses were substantially higher in 2007’s first quarter with the higher cost basis associated with both the charitable contribution and impact fee credits.

INCOME PROPERTIES

Earnings from income properties totaled $1,744,230 for the quarter ended March 31, 2008.  These earnings were achieved on revenues of $2,173,473.  Both earnings and revenues represented modest increases over revenues and income of $2,160,785 and $1,735,569, respectively, recorded during the first quarter of 2007.

Back to Index

GOLF OPERATIONS

Golf operations posted a loss of $237,417 for the quarter ended March 31, 2008 on revenues totaling $1,379,551.  This loss represented an 18% improvement over the loss of $291,006 in 2007’s same period on revenues of $1,566,207.   Revenues in the first quarter of 2008 represented a decline of 12% when compared to the prior year, with revenues from golf activities decreasing 9% and food and beverage revenues falling 21%.  The average rate per round played increased 3% during the period, but was offset by a 10% decline in the number of rounds played.  Golf operations costs and expenses decreased 13% during the period when compared to the prior year as the result of the reduced activity, lower payroll, and decreased golf course maintenance expenses.

GENERAL, CORPORATE, AND OTHER

Interest and other income rose 101%, to $302,628 in the first three months of 2008, when compared to interest and other income of $150,709 recorded during 2007’s same period.  Higher interest earned on mortgage notes receivable associated with year-end 2007 real estate transactions and increased interest earned on funds held by an intermediary for reinvestment through the like-kind exchange process accounted for the increase.

General and administrative expenses totaling $1,221,000 for 2008’s first quarter represented a 65% decrease from the costs amounting to $3,484,705 in the prior year.  This decline was primarily due to lower stock option expenses, due to the lower price of Company stock.  Also contributing to the decline were lower other post-retirement benefit costs recorded in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, and investment securities, which totaled $16,266,283 at March 31, 2008, decreased $5,178,187 since December 31, 2007.  The primary uses of these funds were for the payment of income taxes, development and construction activities, and the continued conversion of Company lands to hay.  Income taxes of $2,410,000 were paid in the first quarter of 2008.  Development and construction activity approximated $1,650,000 during the three-month period and included construction of roads on the Company’s core lands adjacent to LPGA Blvd. and the construction of the 30,000 square-foot flex office space complex in Gateway Commerce Center.  Approximately $860,000 was expended on clearing and planting of lands for the hay operation.  Additionally, funds totaling $572,580 were used to pay dividends equivalent to $.10 per share.

Capital expenditures for the remainder of 2008 are projected to approximate $10 million, in addition to the $9.7 million dollars expended for the triple-net lease Harris Teeter supermarket purchased in April. These funds are intended to be used on road construction, conversion of timber lands to hay, and the development and construction of two income properties on Company owned land.  The first property, expected to be completed in the second quarter, is the two building 30,000 square-foot flex office space complex located in Gateway Commerce Park.  The second property will be a 23,000 square-foot office building located on LPGA Boulevard.  This office building will be approximately 40% pre-leased to a credit tenant with the remainder held as speculative space at this time.  These two self-developed projects are expected to be 50% financed upon completion.

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

Back to Index

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

During 2005 and 2006, the Company closed transactions for which it had post-closing obligations to provide off-site utilities and/or road improvements.  Full cash payment was received at closing, and warranty deeds were transferred and recorded.  The sales contracts did not provide any offsets, rescission, or buy-back if the improvements were not completed.  During the first quarter of 2007, a portion of the post-closing obligations were competed, and revenues and profits of $140,087 and $73,402, were recognized, respectively on these transactions.  Post-closing obligations still existed at March 31, 2007, on two transactions and in accordance with SFAS No. 66  revenues and profits of $527,164 and $427,628, respectively, were deferred at that time.  All obligations were completed during 2007 and no revenues or profits were deferred at March 31, 2008.

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

At the time the Company’s debt was refinanced in 2002, the Company entered into an interest rate swap agreement.  This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk.  This swap arrangement essentially creates the equivalent of fixed-rate debt.  The above referenced transaction is accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133.”  The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss.  The Company measures the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability.  This measure resulted in no ineffectiveness for the periods ended March 31, 2008 and March 31, 2007.  A liability in the amount of $793,199 at March 31, 2008, has been established on the Company’s balance sheet. The change in fair value, net of applicable taxes, in the cumulative amount of $487,222 at March 31, 2008, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

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

In connection with the grant of non-qualified options, a stock appreciation right for each share covered by the option may also be granted.  The stock appreciation right will entitle the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value of the underlying shares at the time of exercise.  All options granted to date have been non-qualified options, with a stock appreciation right granted for each option share granted.

Both the Company’s stock options and stock appreciation rights are liability classified awards under SFAS No. 123R and are required to be remeasured to fair value at each balance sheet date until the award is settled.

Back to Index

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

The Company manages its debt considering investment opportunities and risk, tax consequences, and overall financial strategies.  The Company is primarily exposed to interest rate risk on its $8,000,000 ($6,739,375 outstanding at March 31, 2008) long-term mortgage.  The borrowing bears a variable rate of interest based on market rates.  Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs.  To achieve this objective, the Company entered into an interest rate swap agreement during the second quarter of 2002.  A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would not materially affect the Company’s financial position, results of operations, or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).  Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the first fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to those risk factors. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

While we periodically reassesses material trends and uncertainties affecting our results of operations and financial condition, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

Back to Index

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

                                                                                                                                                                CONSOLIDATED-TOMOKA LAND CO.
                                                                                                                                                                   (Registrant)

Date: May 8, 2008	By:/s/William H. McMunn William H. McMunn President and CEO
Date: May 8, 2008	By:/s/ Bruce W. Teeters Bruce W. Teeters, Senior VP Finance & Treasurer

                                       Back to Index