Form 10-Q
period 2008-06-30
CONSOLIDATED TOMOKA LAND CO
filed 2008-08-11
CIK 23795

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

CONSOLIDATED-TOMOKA LAND CO.

(Exact name of registrant as specified in its charter)
Florida (State or other jurisdiction of incorporation or organization)		59-0483700 (IRS Employer Identification No.)
	1530 Cornerstone Boulevard, Suite 100 Daytona Beach, Florida (Address of principal executive offices)	32117 (Zip Code)
(386) 274-2202 (Registrant’s telephone number, including area code)
Not Applicable (Former name, former address, and former fiscal year, if changed since last report.)

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

Class of Common Stock Outstanding
August 8, 2008
$1.00 par value 5,727,515

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements
Consolidated Balance Sheets -
June 30, 2008 (Unaudited) and December 31, 2007	3

Consolidated Statements of Income -
Three Months and Six-Months ended June 30, 2008 and 2007
(Unaudited)	4

Consolidated Statement of Shareholders’ Equity and
Comprehensive Income -
Six Months Ended June 30, 2008
(Unaudited)	5

Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2008 and 2007
(Unaudited)	6

Notes to Consolidated Financial Statements	7-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 6. Exhibits	16
Exhibit 3.1 Exhibit 3.2 Exhibit 31.1 Exhibit 31.2 Exhibit 32.1 Exhibit 32.2
SIGNATURES	17

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED BALANCE SHEETS
                                                                                                                                                                                                (Unaudited)
	JUNE 30,	DECEMBER 31,
	2008	2007
ASSETS
Cash	$533,569	$863,826
Restricted Cash	--	10,387,550
Investment Securities	6,447,664	10,193,094
Notes Receivable	4,203,693	5,164,421
Land and Development Costs	16,208,954	15,654,456
Intangible Assets, Net	5,220,405	4,717,699
Other Assets	7,750,483	7,899,810
	40,364,768	54,880,856

Property, Plant, and Equipment:
Land, Timber and Subsurface Interests	9,479,729	7,793,594
Golf Buildings, Improvements, and Equipment	11,736,143	11,713,046
Income Properties Land, Buildings, and Improvements	113,830,870	104,820,647
Other Building, Equipment, and Land Improvements	3,215,209	2,909,057
Construction in Process	2,393,767	--
Total Property, Plant, and Equipment	140,655,718	127,236,344
Less, Accumulated Depreciation and Amortization	(11,356,762)	(10,284,670)
Net - Property, Plant, and Equipment	129,298,956	116,951,674

TOTAL ASSETS	$169,663,724	$171,832,530

LIABILITIES
Accounts Payable	$524,057	$452,090
Accrued Liabilities	8,773,701	8,684,175
Accrued Stock Based Compensation	1,614,762	3,277,821
Income Taxes Payable	422,232	3,058,049
Deferred Income Taxes	33,697,998	32,882,399
Notes Payable	6,671,682	6,807,388

TOTAL LIABILITIES	51,704,432	55,161,922

SHAREHOLDERS' EQUITY
Common Stock	5,727,515	5,725,806
Additional Paid in Capital	5,217,955	5,130,574
Retained Earnings	108,194,023	107,012,038
Accumulated Other Comprehensive Loss	(1,180,201)	(1,197,810)

TOTAL SHAREHOLDERS' EQUITY	117,959,292	116,670,608

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$169,663,724	$171,832,530
See Accompanying Notes to Consolidated Financial Statements.

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Income
Real Estate Operations:
Real Estate Sales
Sales and Other Income	$2,186,210	$1,189,294	$2,261,054	$5,865,860
Costs and Other Expenses	(469,075)	(439,160)	(886,853)	(4,206,176)
	1,717,135	750,134	1,374,201	1,659,684

Income Properties
Leasing Revenues and Other Income	2,320,993	2,169,889	4,494,466	4,330,674
Costs and Other Expenses	(464,693)	(427,866)	(893,936)	(853,082)
	1,856,300	1,742,023	3,600,530	3,477,592

Golf Operations
Sales and Other Income	1,288,152	1,410,975	2,667,703	2,977,182
Costs and Other Expenses	(1,768,806)	(1,801,926)	(3,385,774)	(3,659,139)
	(480,654)	(390,951)	(718,071)	(681,957)

Total Real Estate Operations	3,092,781	2,101,206	4,256,660	4,455,319

Profit on Sales of Other
Real Estate Interests	196,257	550,000	204,257	584,744

Interest and Other Income	142,122	150,084	444,750	300,793

Operating Income	3,431,160	2,801,290	4,905,667	5,340,856

General and Administrative Expenses	76,058	(996,286)	(1,144,942)	(4,480,991)

Income Before Income Taxes	3,507,218	1,805,004	3,760,725	859,865
Income Taxes	(1,336,026)	(689,064)	(1,433,409)	(327,737)
Net Income	$2,171,192	$1,115,940	$2,327,316	$532,128

Per Share Information:
Basic and Diluted Income Per Share	$0.38	$0.20	$0.41	$0.09

Dividends	$0.10	$0.09	$0.20	$0.18
See Accompanying Notes to Consolidated Financial Statements

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Comprehensive Income

Balance, December 31, 2007	$5,725,806	$5,130,574	$107,012,038	$(1,197,810)	$116,670,608

Net Income			2,327,316		2,327,316	$2,327,316

Other Comprehensive Income: Cash Flow
Hedging Derivative, Net of Tax				17,609	17,609	17,609

Comprehensive Income						$2,344,925

Exercise of Liability Classified Stock Options	1,709	87,381			89,090

Cash Dividends ($.20 per share)			(1,145,331)		(1,145,331)

Balance, June 30, 2008	$5,727,515	$5,217,955	$108,194,023	$(1,180,201)	$117,959,292

See accompanying Notes to Consolidated Financial Statements.

Back to Index

See
CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended
	June 30,	June 30,
	2008	2007
Cash Flow from Operating Activities
Net Income	$2,327,316	$532,128

Adjustments to Reconcile Net Income to Net Cash
Provided By Operating Activities:
Depreciation and Amortization	1,289,761	1,231,250
Loss on Sale of Property, Plant, and Equipment	11,743	110,608
Deferred Income Taxes	815,599	190,537
Non-Cash Compensation	(1,542,744)	1,725,103

Decrease (Increase) in Assets:
Notes Receivable	960,728	--
Land and Development Costs	(554,498)	620,870
Refundable Income Taxes	--	(282,717)
Other Assets	149,327	(891,352)

Increase (Decrease) in Liabilities:
Accounts Payable	71,967	81,653
Accrued Liabilities and Accrued Stock Based Compensation	107,135	606,977
Deferred Profit	--	(563,467)
Income Taxes Payable	(2,635,817)	--
Net Cash Provided By Operating Activities	1,000,517	3,361,590

Cash Flow From Investing Activities:
Acquisition of Property, Plant, and Equipment	(13,447,007)	(2,942,376)
Acquisition of Intangible Assets	(704,485)	--
Decrease (Increase) in Restricted Cash for Acquisitions
Through the Like-Kind Exchange Process	10,387,550	(124,598)
Decrease In Investment Securities	3,745,430	2,531,245
Net Cash Used in Investing Activities	(18,512)	(535,729)

Cash Flow from Financing Activities:
Proceeds from Notes Payable	4,898,000	1,776,000
Payments on Notes Payable	(5,033,706)	(1,900,677)
Cash Proceeds from Exercise of Stock Options	5,090	13,747
Cash Used to Settle Stock Appreciation Rights	(36,315)	(933,352)
Dividends Paid	(1,145,331)	(1,026,800)
Net Cash Used in Financing Activities	(1,312,262)	(2,071,082)

Net (Decrease) Increase in Cash	(330,257)	754,779
Cash, Beginning of Year	863,826	738,264
Cash, End of Period	$533,569	$1,493,043

See Accompanying Notes to Consolidated Financial Statements.

Back to Index

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

	Three Months Ended Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Income Available to Common Shareholders:

Net Income	$2,171,192	$1,115,940	$2,327,316	$532,128

Weighted Average Shares Outstanding	5,726,848	5,715,885	5,726,848	5,710,009
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	--	--	--	20,207
Total Shares Applicable to Diluted Earnings Per Share	$5,726,848	$5,715,885	$5,726,848	$5,730,216

Per Share Information:
Basic and Diluted Income Per Share
Net Income	$0.38	$0.20	$0.41	$0.09

No impact was considered on the conversion of stock options during the periods as the effect would be antidilutive.

Back to Index

  NOTE 3. NOTES PAYABLE

Notes Payable consist of the following:

	June 30, 2008
	Total	Due Within One Year

$20,000,000 Line of Credit	$--	$--
Notes Payable	6,671,682	259,092
Total	$6,671,682	$259,092

Payments applicable to reduction of principal amounts will be required as follows:

                         Year Ending June 30,
2009	$259,092
2010	303,218
2011	326,271
2012	5,783,101
2013 & thereafter	--
$6,671,682

During the first six months of 2008, interest expense was $154,832, net of $102,056 interest capitalized to land and development costs and construction in process, with interest of $256,888 paid during the period.

For the first six months of 2007, interest expense was $194,276, net of $59,943 interest capitalized to land and development costs, with interest of $254,219 paid during the six month period.

NOTE 4. STOCK OPTION PLAN

The Company maintains the 2001 Stock Option Plan (the "Plan”) pursuant to which 500,000 shares of the Company’s common stock may be issued. A summary of share option activity under the Plan as of June 30, 2008, and changes during the six months then ended is presented below:

STOCK OPTIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008:
	Shares	Wtd Avg Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2007	179,800	$59.04
Granted	63,000	$54.45
Exercised	(3,200)	$25.88
Expired	--	--
Outstanding June 30, 2008	239,600	$58.27	7.91	$410,248
Exercisable at June 30, 2008	61,600	$52.02	6.75	$306,048

STOCK APPRECIATION RIGHTS FOR THE SIX MONTHS ENDED JUNE 30, 2008:
	Shares	Wtd.Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2007	179,800	$13.60
Granted	63,000	$5.61
Exercised	(3,200)	$10.52
Expired	--	--
Outstanding June 30, 2008	239,600	$4.50	7.91	$220,903
Exercisable at June 30, 2008	61,600	$5.18	6.75	$164,795
In connection with the exercise of 3,200 option shares, 1,709 shares of stock were issued and 1,491 shares of stock were withheld via net exercise to relieve the stock option liability by $84,000. Cash proceeds of $5,090 were received on the exercise of the stock options.
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

Following are the components of the Net Period Benefit Cost:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Service Cost	$84,092	$72,716	$168,184	$145,432
Interest Cost	108,800	100,683	217,600	201,366
Expected Return on Plan Assets	(130,116)	(126,296)	(260,232)	(252,592)
Net Amortization	19,879	12,497	39,758	24,994
Net Periodic Benefit Cost	$82,655	$59,600	$165,310	$119,200

It is anticipated that contributions in 2008 will approximate $600,000 to $700,000

NOTE 6. BUSINESS SEGMENT DATA

The Company primarily operates in three business segments: real estate; income properties; and golf. Real estate operations include commercial real estate, land sales and development,  leasing properties for oil and mineral exploration, and agricultural operations.

The Company evaluates performance based on income or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments is as follows (amount in thousands):

Back to Index

NOTE 6. BUSINESS SEGMENT DATA (continued)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenues:
Real Estate	$2,186	$1,189	$2,261	$5,866
Income Properties	2,321	2,170	4,494	4,331
Golf	1,288	1,411	2,668	2,977
General, Corporate & Other	339	700	649	885
	$6,134	$5,470	$10,072	$14,059
Income (Loss):
Real Estate	$1,717	$750	$1,374	$1,660
Income Properties	1,856	1,742	3,601	3,478
Golf	(481)	(391)	(718)	(682)
General, Corporate & Other	415	(296)	(496)	(3,596)
	$3,507	$1,805	$3,761	$860

			June 30,
			2008
Identifiable Assets			$
Real Estate			34,622
Income Properties			116,552
Golf			8,080
General, Corporate & Other			10,410
			$169,664
Depreciation and Amortization
Real Estate			$192
Income Properties			791
Golf			250
General, Corporate & Other			57
			$1,290
Capital Expenditures
Real Estate			$1,937
Income Properties			11,405
Golf			22
General, Corporate & Other			83
			$13,447

Income represents income (loss) from continuing operations before income taxes.
Identifiable assets by segment are those assets that are used in the Company's operations in each segment.
General corporate assets and assets used in the Company's other operations consist primarily of cash, investment securities, and property, plant, and equipment.

NOTE 7. RECENT ACCOUNTING STANDARDS

In June 2000, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" (“The Staff Position”).  The Staff Position holds that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6 and therefore should be included in computing earnings per share using the two-class method.  The Staff Position is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. The Company has evaluated the impact of the Staff Position and does not believe it will have an impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161").  This Statement requires enhanced disclosures about an entity's derivative and hedging activities, including (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows, SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is in the process of evaluating the effect, if any, the adoption of SFAS 161 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 161"). SFAS 162 is effective 60 days following the SEC's approval of the public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.

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
Back to Index

NOTE 7. RECENT ACCOUNTING STANDARDS (continued)

On January 1, 2008 the Company also adopted Statement No. 157, “Fair Value Measurement” (Statement 157).  Statement 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements.  The statement does not require any new fair value measures. The adoption of Statement 157 had no impact on the financial condition, results of operations or cash flows of the Company.  Delayed application of this Statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years begining after November 15, 2008, and interim periods within those fiscal years.  The Company has elected to defer the implementation of Statement 157 related to nonfinancial assets and nonfinancial liabilities.  The Company is evaluating the impact of implementation.  At the time the Company's debt was refinanced in 2002, the Company entered into an interest rate swap agreement.  The fair market value of the interest rate swap agreement was determined using Significant Other Observable Inputs (Level 2) under Statement 157.  A liability in th eamount of $516,618 at June 30, 2008, has been established on the Company's balance sheet.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which requires an acquirer to recognize the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is in the process of evaluating the impact of this standard. The adoption of  SFAS No. 141R will not have an effect on its financial condition, results of operations or cash flows. The Company will reassess the impact of SFAS 141(R) if and when a future acquisition occurs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to be read in conjunction with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the last annual report on Form 10-K.

OPERATIONS OVERVIEW

The Company is primarily engaged in real estate land sales and development, reinvestment of land sales proceeds into income properties, development of income properties on Company lands, and golf course operations.  The Company owns approximately 11,200 acres in Florida, which form a substantial portion of the western boundary of the City of Daytona Beach.  The Company lands are well-located in the growing central Florida Interstate 4 corridor, providing an excellent opportunity for reasonably stable land sales in the near-term future and following years.

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

Sales and development activity, performed by the Company and third party developers, on and around Company owned lands have been strong in the last several years. These activities included the sale of 120 acres of land to Florida Hospital for the construction of a new facility which is anticipated to open mid-year 2009, the expansion of the Daytona Beach Auto Mall, the opening of a second office building in the Cornerstone Office Park, the continued development within the 250-acre Gateway Commerce Park and  the 60-acre Interstate Commerce Park both adjacent to Interstate 95, and the sale of approximately 100 acres of land west of Interstate 95 on which a private high school is under development and anticipated to open in August 2008.  Construction is underway on the future site of the City of Daytona Beach police headquarters.  The building, which is located adjacent to Gateway Commerce Park, is also anticipated to be completed and occupied this year. In the first half of 2008, development also commenced on a 288-unit apartment complex, a medical office building, and a townhouse residential community on the east side of I-95.  On the west side of the interstate, development commenced on a fire station and an elementary school.

In 2000, the Company initiated a strategy of investing in income properties utilizing the proceeds of agricultural land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes.  At June 30, 2008, the Company had invested approximately $120 million in twenty-six income properties through this process.   This investment base includes the April 2008 purchase of a Harris Teeter supermarket in Charlotte, North Carolina for approximately $9.7 million.

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

The Company currently has two self-developed projects in process.  The first project is a two-building 30,000 square-foot flex office space complex located within Gateway Commerce Park.  Construction of these buildings was substantially completed in the second quarter of 2008.  Leases are currently in negotiation on this project.   Also under development by the Company is a 12 acre, 4 lot commercial complex, located at the corner of LPGA and Williamson Boulevards.  Site work, building plans and permitting are complete.  The parcel will include a 23,000 square-foot “Class A” office building.  Construction of the building began in July 2008 with the execution of a lease with Merrill Lynch for a significant portion of the building.

Golf operations consist of the operation of two golf courses, a clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95, south and east of LPGA Boulevard.  The Champions course was designed by Rees Jones and the Legends course was designed by Arthur Hills.

The Company’s agricultural operations consist of growing, managing, and sale of timber and hay products on approximately 11,000 acres of Company lands on the west side of Daytona Beach, Florida.  The Company is currently in the process of converting a significant portion of its timberlands to hay.

The residential real estate market continues to be depressed from its peak in mid-to-late 2005, with the commercial market also measurably slowing.  Despite the weakness in the real estate market, in addition to the overall weak national and local economies, the Company expects its earnings to be positive in the current year due to the Company’s low debt, significant revenue generated from the portfolio of net leased income properties and the backlog of contracts to be closed.  During the slowdown, the Company is concentrating on self-development projects discussed above; as well as the design, permitting, construction of roads, and planning for the eventual upturn.

Back to Index

SUMMARY OF 2008 OPERATING RESULTS

Net income totaled $2,171,192, equivalent to $.38 per share, for the second quarter of  2008.  These profits represent a substantial increase over the profits of $1,115,940, equivalent to $.20 per share, generated in the second quarter of 2007.  The increase in earnings can be attributed to higher profits from real estate sales, increased earnings from income properties, and lower general and administrative expenses due to an addition to income for decreased stock option accruals.

For the six months ended June 30, 2008, the Company realized net income amounting to $2,327,316, equivalent to $.41 per share.  This income compared favorably to income of $532,128, equivalent to $.09 per share produced in 2007’s same period.  The improved results were achieved on higher earnings from income properties and increased interest income, along with lower general and administrative expenses as the result of an addition to income for the decreased stock option accruals.

The Company also uses Earnings before Depreciation, Amortization and Deferred Taxes (EBDDT) as a performance measure.  The Company’s strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT:

	Three Months Ended
	June 30,	June 30,
	2008	2007
Net Income	$2,171,192	$1,115,940
Add Back:
Depreciation and Amortization	664,831	621,457
Deferred Taxes	1,248,616	(116,692)

Earnings before Depreciation,
Amortization and Deferred Taxes	$4,084,639	$1,620,705

	Six Months Ended
	June 30,	June 30,
	2008	2007
Net Income	$2,327,316	$532,128
Add Back:
Depreciation and Amortization	1,289,761	1,231,250
Deferred Taxes	815,599	190,537

Earnings before Depreciation,
Amortization and Deferred Taxes	$4,432,676	$1,953,915

EBDDT is calculated by adding depreciation, amortization, and the change in deferred income tax to net income as they represent non-cash charges. EBDDT is not a measure of operating results or cash flows from operating activities as defined by U.S. generally accepted accounting principles. Further, EBDDT is not necessarily indicative of cash availability to fund cash needs and should not be considered as an alternative to cash flow as a measure of liquidity. The Company believes, however, that EBDDT provides relevant information about operations and is useful, along with net income, for an understanding of the Company’s operating results.

EBDDT totaling $4,084,639 and $4,432,676 for the second quarter and first six months of 2008, respectively, was significantly higher than 2007’s second quarter and first six months EBDDT amounting to $1,620,705 and $1,953,915 respectively.  Higher profits and increased deferral of real estate gains for income tax purposes was the primary cause of the favorable results.  The net decrease of deferred taxes in the second quarter of 2007 was due to the reversal of deferred taxes on gains from a year-end 2006 transaction for which the like-kind exchange process was not completed, as the Company was unable to identify investment property which met established criteria.

Back to Index

RESULTS OF OPERATIONS

REAL ESTATE SALES

During the second quarter of 2008, land sales of 21 acres of land produced revenues and profits of $2,186,210 and $1,717,135, respectively.  Revenues totaling $1,189,294 were generated on the sale of 10 acres of property, which produced profits totaling $750,134, during the second quarter of 2007.

Profits of $1,374,201 were recorded during the first six months of 2008 on revenues totaling $2,261,054 from the sale of 21 acres of land.  During the same period of 2007, the sale of 93 acres of land, including a charitable contribution of 25 acres valued at $1,500,000, produced revenues and profits from land sales totaling $5,865,860 and $1,659,684, respectively.  Also included in sales during the first six months of 2007 was the sale of approximately $1,900,000 of impact fee credits.  Cost and expenses were substantially higher in 2007’s six-month period with the higher cost basis associated with both the charitable contribution and impact fee credits.

INCOME PROPERTIES

The addition of the Harris Teeter supermarket, located in Charlotte, North Carolina, to the Company’s inventory of income properties in April 2008 generated increased revenues and profits for both the second quarter and first six months of 2008 when compared to the same periods of 2007.  During the second quarter of 2008, revenue and profit gains of 7% were realized with 4% increases recognized for the six-month period.  Revenues and profits totaled $2,320,993 and $1,856,300, respectively,  for the second quarter of 2008, with six-month profits of $3,600,530 produced on revenues totaling $4,494,466.  During 2007’s second quarter and six-month periods, revenues amounting to $2,169,899 and $4,330,674, respectively, produced profits of $1,742,023 and $3,477,592 for these periods, respectively.

GOLF OPERATIONS

Revenues from golf operations fell 9%, to $1,288,152, in the second quarter of 2008 when compared to the second quarter of 2007.  This revenue decline resulted in a loss of $480,654, a 23% increase over the prior year.  Revenues from golfing activities decreased 4% during the period on a 12% decline in the number of rounds played, offset by a 9% increase in the average rate per round.  Food and beverage revenues fell 19% during the period.  Golf operations cost and expenses were down 2% in the second quarter on the lower volume.  Losses of $390,951 were generated during the second quarter of 2007 on revenues of $1,410,975.

Losses from golf operations totaled $718,071 during the first six months of 2008.  These losses, which represent a 5% increase over 2007’s same period loss of $681,957, were realized on revenues of $2,667,703.  During the first six months of 2007, revenues of $2,977,182 were produced.  The 10% decrease in revenue for 2008 represented a decline in both golf and food and beverage activities.  Golf revenues were down 6% on an 11% fall in the number of rounds played, offset by a 6% increase in the average rate per round played.  Revenues from food and beverage activities were 21% lower during this period.  For the six-month period, golf operations costs and expenses were down 7% when compared to the prior year.   This decline in costs and expenses was achieved on the lower volume in addition to cost controls put in place.

GENERAL, CORPORATE, AND OTHER

Profits on the sale of other real estate interests totaled $196,257 and $204,257 for the second quarter and first six months of 2008, respectively.  These profits were realized on the release of subsurface rights on 235 acres, of which the release of  234, acres occurred in the second quarter.  During the first half of 2007, profits on the release of subsurface interests totaled $584,744, of which $550,000 was earned in the second quarter.  Releases were granted on 215 acres and 158 acres for the six months and second quarter of 2007, respectively.

Interest and other income declined 5% during the second quarter of 2008 compared to 2007’s same period.  The decrease to $142,122 was due to lower interest earned on lower balances for investment securities and funds held for investment through the like-kind exchange process, offset by higher interest on mortgage notes receivable.  Interest and other income earned in 2007’s second quarter totaled $150,084.

For the six-month period interest and other income rose 48% to $444,750.  Interest and other income totaled $300,793 during 2007’s first six-month period.  The higher earnings were achieved on higher interest from mortgage notes receivable in addition to increased interest on funds held for reinvestment through the like-kind exchange process.

During the second quarter of 2008, general and administrative expenses resulted in addition to income of $76,058.  This addition was the result of a $1,360,675 credit for stock option expenses due to the lower price of Company stock.  Excluding the credit from the Stock Option Accrual, general and administrative expenses increased on higher legal, pension and stockholders expenses.  General and administrative expenses amounted to $996,286 in 2007’s second quarter.

For the first six months of 2008, general and administrative expenses decreased 74%, to $1,144,942, when compared to the prior year’s same period.  This significant variance was primarily the result of a $3,267,847 net change in stock option expenses resulting from a decrease in the price of Company stock in the first half of 2008, and an increase in stock price during the first six months of 2007.   Also contributing to the variance were lower post-retirement benefit costs.  General and administrative expenses totaled $4,480,991 in the first half of 2007.

Back to Index

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, and investment securities, which totaled $6,981,233 at June 30, 2008, decreased $14,463,237 since December 31, 2007.  The primary uses of these funds in addition to the purchase of the Harris Teeter income property, which cost approximately $9,700,000, were for the payment of income taxes, development and construction activities, and the continued conversion of Company timber lands to hay.  Income taxes of $3,265,000 were paid in the first six months of 2008.  Development and construction activity approximated $3,000,000 during this six-month period and included construction of roads on the Company’s core lands adjacent to LPGA Blvd. and the construction of the 30,000 square-foot flex office space complex in Gateway Commerce Center.  Approximately $1,686,000 was expended on clearing and planting of lands for the hay operation.  Additionally, funds totaling $1,145,331 were used to pay dividends of $.20 per share.

Capital expenditures for the remainder of 2008 are projected to approximate $5 million. These funds are intended to be used on road construction, conversion of timber lands to hay, and the development and construction of the income properties on Company owned land.  The first property, which was substantially completed in the second quarter, is the two building 30,000 square-foot flex office space complex located in Gateway Commerce Park.  The second property, which commenced construction in July, will be a 23,000 square-foot office building located on LPGA Boulevard.  This office building will be approximately 40% pre-leased to Merrill Lynch with the remainder held as speculative space at this time.  These two self-developed projects are expected to be 50% financed upon completion.

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

The Company’s Board of Directors and management continually review the allocation of any excess capital with the goal of providing the highest return for all shareholders over the long term. The reviews consider various alternatives, including increasing or decreasing regular dividends, declaring special dividends, commencing a stock repurchase program, and retaining funds for reinvestment, including road development and hay conversion of timber lands. The Board of Directors has reaffirmed its support for the continuation of the 1031 tax deferred exchange strategy for investment of agricultural land sales proceeds and self-development of income properties and development of infrastructure on Company owned lands.

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

During 2005 and 2006, the Company closed transactions for which it had post-closing obligations to provide off-site utilities and/or road improvements.  Full cash payment was received at closing, and warranty deeds were transferred and recorded.  The sales contracts did not provide any offsets, rescission, or buy-back if the improvements were not completed.  During the first six months of 2007, post-closing obligations were competed, and revenues and profits of $667,252 and $563,467 were recognized, respectively, on these transactions.  No post-closing obligations existed at June 30, 2008 and 2007, and in accordance with SFAS No. 66 no revenues or profits were deferred.

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

At the time the Company’s debt was refinanced in 2002, the Company entered into an interest rate swap agreement.  This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk.  This swap arrangement essentially creates the equivalent of fixed-rate debt.  The above-referenced transaction is accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133.”  The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss.  The Company measures the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability.  This measure resulted in no ineffectiveness for the periods ended June 30, 2008 and June 30, 2007.  A liability in the amount of $516,618 at June 30, 2008, has been established on the Company’s balance sheet. The change in fair value, net of applicable taxes, in the cumulative amount of $317,333 at June 30, 2008, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

Back to Index

CRITICAL ACCOUNTING POLICIES (continued)

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

Both the Company’s stock options and stock appreciation rights are liability classified awards under SFAS No. 123R "Share Based Payment," and are required to be remeasured to fair value at each balance sheet date until the award is settled.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates. The objective of the Company’s asset management activities is to provide an adequate level of liquidity to fund operations and capital expansion while minimizing market risk. The Company utilizes overnight sweep accounts and short-term investments to minimize the interest rate risk. The Company does not actively invest or trade in equity securities.  The Company does not believe that its interest rate risk related to cash equivalents and short-term investments is material due to the nature of the investments.

The Company manages its debt considering investment opportunities and risk, tax consequences, and overall financial strategies.  The Company is primarily exposed to interest rate risk on its $8,000,000 ($6,671,682 outstanding at June 30, 2008) long-term mortgage.  The borrowing bears a variable rate of interest based on market rates.  Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs.  To achieve this objective, the Company entered into an interest rate swap agreement during the second quarter of 2002.  A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would not materially affect the Company’s financial position, results of operations, or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).  Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the six months covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Back to Index

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this Item has been previously reported in Item 8.01 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2008.  Such information is incorporated herein by reference.

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 3.1 - Articles of Incorporation of CTLC, Inc. dated Frbruary 26, 1993 and Amended Articles of Incorporation dated March 30, 1993 filed with the registrant's
                     Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference.

Exhibit 3.2 - By-laws of Consolidated-Tomoka Land Co., as amended and restated on October 24, 2007, filed as Exhibit 3.2 to the registrant's Current Report on Form 8-K filed October 26, 2007, and incorporated herein by reference.

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
CONSOLIDATED-TOMOKA LAND CO. (Registrant)
Date August 11, 2008 By: /s/ William H. McMunn William H. McMunn President and Chief Executive Officer

Date August 11, 2008 By: /s/ Bruce W. Teeters Bruce W. Teeters Senior Vice President-Finance and Treasurer

Back to Index