Form 10-Q
period 2008-09-30
CONSOLIDATED TOMOKA LAND CO
filed 2008-11-10
CIK 23795

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer" "smaller reporting company" and "large accelerated filer,” in
Rule 12b-2 of the Exchange Act.

                Large accelerated filer ☐                               Accelerated filer ☒
                Non-accelerated filer   ☐(Do not check if a smaller reporting company)       Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company
(as defined by rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock Outstanding
November 10, 2008
$1.00 par value 5,727,515

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements
Consolidated Balance Sheets -
September 30, 2008 (Unaudited) and December 31, 2007	3

Consolidated Statements of Income -
Three Months and Nine Months ended September 30, 2008 and 2007
(Unaudited)	4

Consolidated Statement of Shareholders’ Equity and
Comprehensive Income
Nine Months Ended September 30, 2008
(Unaudited)	5

Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2008 and 2007
(Unaudited)	6

Notes to Consolidated Financial Statements	7-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1.Legal Proceedings	16

Item 1A.Risk Factors	16

Item 6. Exhibits	16
Exhibit 3.1 Exhibit 3.2 Exhibit 31.1 Exhibit 31.2 Exhibit 32.1 Exhibit 32.2
SIGNATURES	17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED TOMOKA LAND CO.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
Cash	$211,080	$863,826
Restricted Cash	460,555	10,387,550
Investment Securities	5,173,172	10,193,094
Notes Receivable	4,203,693	5,164,421
Land and Development Costs	17,435,972	15,654,456
Intangible Assets	5,115,113	4,717,699
Other Assets	6,785,188	7,899,810
	39,384,773	54,880,856

Property, Plant and Equipment:
Land, Timber and Subsurface Interests	11,908,674	7,793,594
Golf Buildings, Improvements & Equipment	11,746,179	11,713,046
Income Properties Land, Buildings and Improvements	116,504,886	104,819,695
Other Furnishings and Equipment	3,226,949	2,910,009
Construction in Process	661,773	--
Total Property, Plant and Equipment	144,048,461	127,236,344
Less, Accumulated Depreciation and Amortization	(11,928,203)	(10,284,670)
Net - Property, Plant and Equipment	132,120,258	116,951,674

TOTAL ASSETS	$171,505,031	$171,832,530

LIABILITIES
Accounts Payable	$840,562	$452,090
Accrued Liabilities	8,752,305	8,684,175
Accrued Stock Based Compensation	1,725,728	3,277,821
Income Taxes Payable	101,640	3,058,049
Deferred Income Taxes	34,019,605	32,882,399
Notes Payable	8,579,550	6,807,388

TOTAL LIABILITIES	54,019,390	55,161,922

SHAREHOLDERS' EQUITY
Common Stock	5,727,515	5,725,806
Additional Paid in Capital	5,217,955	5,130,574
Retained Earnings	107,726,516	107,012,038
Accumulated Other Comprehensive Loss	(1,186,345)	(1,197,810)

TOTAL SHAREHOLDERS' EQUITY	117,485,641	116,670,608

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$171,505,031	$171,832,530
See Accompanying Notes to Consolidated Financial Statements
Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Income
Real Estate Operations:
Real Estate Sales
Sales and Other Income	$97,735	$2,994,820	$2,358,789	$8,860,680
Costs and Other Expenses	(345,055)	(627,262)	(1,231,908)	(4,833,438)
	(247,320)	2,367,558	1,126,881	4,027,242

Income Properties
Leasing Revenues and Other Income	2,380,052	2,207,308	6,874,518	6,537,982
Costs and Other Expenses	(515,425)	(520,110)	(1,409,361)	(1,373,192)
	1,864,627	1,687,198	5,465,157	5,164,790

Golf Operations
Sales and Other Income	814,067	930,164	3,481,770	3,907,346
Costs and Other Expenses	(1,531,483)	(1,577,723)	(4,917,257)	(5,236,862)
	(717,416)	(647,559)	(1,435,487)	(1,329,516)

Total Real Estate Operations	899,891	3,407,197	5,156,551	7,862,516

Profit on Sales of Other
Real Estate Interests	590,439	816,235	794,696	1,400,979

Interest and Other Income	91,089	149,627	535,839	450,420

Operating Income	1,581,419	4,373,059	6,487,086	9,713,915

General and Administrative Expenses	(1,410,864)	(1,044,337)	(2,555,806)	(5,525,328)

Income Before Income Taxes	170,555	3,328,722	3,931,280	4,188,587
Income Taxes	(65,309)	(1,226,158)	(1,498,718)	(1,553,895)
Net Income	$105,246	$2,102,564	$2,432,562	$2,634,692

Per Share Information:

Basic and Diluted Income Per Share	$0.02	$0.37	$0.42	$0.46

Dividends	$0.10	$0.10	$0.30	$0.28
See Accompanying Notes to Consolidated Financial Statements
Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
		(Unaudited)

		Additional		Accumulated	Total
	Common	Paid- In	Retained	Other Comprehensive	Shareholders'	Comprehensive
	Stock	Capital	Earnings	Income	Eqity	Income

Balance December 31, 2007	$5,725,806	$5,130,574	$107,012,038	$(1,197,810)	$116,670,608

Net Income	--	--	2,432,562	--	2,432,562	$2,432,562

Other Comprehensive Income: Cash Flow
Hedging Derivative, Net of Tax	--	--	--	11,465	11,465	11,465

Comprehensive Income	--	--	--	--	--	$2,444,027

Stock Options	1,709	87,381	--	--	89,090

Cash Dividends ($.30 per share)	--	--	(1,718,084)	--	(1,718,084)

Balance September 30, 2008	$5,727,515	$5,217,955	$107,726,516	$(1,186,345)	$117,485,641
See Accompanying Notes to Consolidated Financial Statements
Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited) Nine Months Ended
	September 30,	September 30,
	2008	2007
Cash Flow from Operating Activities
Net Income	$2,432,562	$2,634,692

Adjustments to Reconcile Net Income to Net Cash
Provided By Operating Activities:
Depreciation and Amortization	1,966,494	1,848,214
Loss on sale of Property, Plant, and Equipment	11,743	110,790
Deferred Income Taxes	1,137,206	636,391
Non Cash Compensation	(1,431,778)	1,661,438

Decrease (Increase) in Assets:
Notes Receivable	960,728	--
Land and Development Costs	(1,781,516)	(954,376)
Refundable Income Taxes	--	37,664
Other Assets	1,114,622	582,714

Increase (Decrease) in Liabilities:
Accounts Payable	388,472	33,857
Accrued Liabilities	79,595	979,365
Deferred Profit	--	(563,467)
Income Taxes Payable	(2,956,409)	419,748
Net Cash Provided By Operating Activities	1,921,719	7,427,030

Cash Flow From Investing Activities:
Acquisition of Property, Plant, and Equipment	(16,839,750)	(3,789,860)
Acquisition of Intangible Assets	(704,485)	--
Decrease (Increase) in Restricted Cash for Acquisitions
Through the Like-Kind Exchange Process	9,926,995	(338,385)
Decrease in Investment Securities	5,019,922	2,258,231
Net Cash Used In Investing Activities	(2,597,318)	(1,870,014)

Cash Flow from Financing Activities:
Proceeds from Notes Payable	8,759,000	1,776,000
Payments on Notes Payable	(6,986,838)	(1,964,750)
Cash Proceeds from Exercise of Stock Options	5,090	16,762
Cash Used to Settle Stock Appreciation Rights	(36,315)	(1,291,749)
Dividends Paid	(1,718,084)	(1,598,389)
Net Cash Provided by (Used in) Financing Activities	22,853	(3,062,126)

Net (Decrease) Increase in Cash	(652,746)	2,494,890
Cash, Beginning of Year	863,826	738,264
Cash, End of Period	$211,080	$3,233,154

The Company paid income taxes totaling $3,325,122 for the nine-months ended September 30, 2008.
See Accompanying Notes to Consolidated Financial Statements
Back to Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. PRINCIPLES OF INTERIM STATEMENTS
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures, which are normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, have been omitted pursuant to those rules and regulations. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position and the results of operations for the interim periods. The consolidated format is designed to be read in conjunction with the last annual report. For further information, refer to the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

NOTE 2. COMMON STOCK AND EARNINGS PER SHARE
Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.
Diluted earnings per common share are based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods. The conversion of stock options were anti-dilutive for the three-months and nine-months ended September 30, 2008, and the three-months ended September 30, 2007, thus were not included in the calculation of diluted earnings per share for those periods.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Income Available to Common Shareholders:

Net Income	$105,246	$2,102,564	$2,432,562	$2,634,692

Weighted Average Shares Outstanding	5,727,515	5,720,219	5,727,072	5,713,450
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	--	--	--	14,738
Total Shares Applicable to Diluted Earnings Per Share	5,727,515	5,720,219	5,727,072	5,728,188

Per Share Information:
Basic & Diluted Income Per share
Net Income	$0.02	$0.37	$0.42	$0.46

Back to Index

NOTE 3. NOTES PAYABLE
Notes payable consist of the following:
	September 30, 2008
		Due Within
	Total	One Year

$20,000,000 Line of Credit	$1,976,911	$--

Notes Payable	6,602,639	263,882

	$8,579,550	$263,882

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending September 30,

2009	$263,882
2010	2,285,735
2011	332,303
2012	5,697,630
2013 & Thereafter	--

	$8,579,550

For the first nine months of 2008, interest expense was $256,522, net of $131,864 interest capitalized to land and development costs and construction in process, with interest of $388,386 paid during the period.

For the first nine months of 2007, interest expense was $290,313, net of $94,344 interest capitalized to land and development costs, with interest of $384,657 paid during the period.

Back to Index

NOTE 4. STOCK OPTION PLAN
The Company maintains a stock option plan ("the Plan") pursuant to which 500,000 shares of the Company's common stock may be issued. A summary of share option activity under the Plan as of September 30, 2008 and changes during the nine months then ended is presented below:

			Wtd Avg
STOCK OPTIONS FOR THE NINE MONTHS			Remaining
ENDED SEPTEMBER 30, 2008			Contractual	Aggregate
		Wtd Avg	Term	Intrinsic
	Shares	Ex Price	(Years)	Value
Outstanding at December 31, 2007	179,800	$59.04
Granted	63,000	$54.45
Exercised	(3,200)	$25.88
Expired	--	--
Oustanding at September 30, 2008	239,600	$58.27	7.66	$453,996
Exercisable at September 30, 2008	61,600	$52.02	6.50	$331,328

			Wtd Avg
STOCK APPRECIATION RIGHTS FOR THE NINE MONTHS			Remaining
ENDED SEPTEMBER 30, 2008			Contractual	Aggregate
		Wtd Avg	Term	Intrinsic
	Shares	Fair Value	(Years)	Value
Outstanding at December 31, 2007	179,800	$13.60
Granted	63,000	$5.61
Exercised	(3,200)	$10.52
Expired	--	--
Oustanding at September 30, 2008	239,600	$4.54	7.66	$244,459
Exercisable at September 30, 2008	61,600	$5.23	6.50	$178,407

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
The pension benefits are based primarily on age, years of service and the average compensation for the highest five years during the final ten years of employment.
The benefit formula generally provides for a life annuity benefit. During the three-months ended September 30, 2008, the fair market value of the pension assets declined
$41,030 (exclusive of any contributions and withdrawls).

Following are the components of the Net Perodic Benefit Cost:

	Three Months Ended		Nine Months Ended
September 30,		September 30,	September 30,	September 30,
	2008	2007	2008	2007
Service Cost	$84,092	$72,716	$252,276	$218,148
Interest Cost	108,800	100,683	326,400	302,049
Expected Return on Plan Assets	(130,116)	(126,296)	(390,348)	(378,888)
Net Amortization	19,879	12,497	59,637	37,491
Net Periodic Benefit Cost	$82,655	$59,600	$247,965	$178,800

The Company has made contributions totaling $770,893 in 2008 .

NOTE 6 CONSTRUCTION AND DEVELOPMENT PROCESS

The Company has contracts in place for the construction of a 12 acre, 4 lot commercial complex, including a 23,000 square-foot "Class A" office building, this is in addition to the construction of a road on the Company's core Daytona Beach lands.  These contracts totaled $6,496,255, of which $4,669,427 was remaining to be paid at September 30, 2008.

Back to Index

NOTE 7. BUSINESS SEGMENT DATA

The Company primarily operates in three business segments: real estate, income properties, and golf. Real estate operations include commercial real estate, land sales and development, agriculture and leasing properties for oil and mineral exploration.

The Company evaluates performance based on income or loss from operations before income taxes. The Company's reportable segments are strategic business units that offer differents products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company's operations in different segments is as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues:
Real Estate	$98	$2,995	$2,359	$8,861
Income Properties	2,380	2,207	6,875	6,538
Golf	814	930	3,482	3,907
General, Corporate, and Other	681	966	1,330	1,851
	$3,973	$7,098	$14,046	$21,157
Income (Loss):
Real Estate	$(247)	$2,368	$1,127	$4,027
Income Properties	1,865	1,687	5,465	5,165
Golf	(718)	(648)	(1,436)	(1,329)
General, Corporate, and Other	(729)	(78)	(1,225)	(3,674)
	$171	$3,329	$3,931	$4,189

Identifiable Assets
Real Estate			$36,038
Income Properties			116,910
Golf			8,008
General, Corporate, and Other			10,549
			$171,505
Depreciation and Amortization
Real Estate			$296
Income Properties			1,208
Golf			374
General, Corporate, and Other			88
			$1,966
Capital Expenditures
Real Estate			$2,903
Income Properties			12,347
Golf			32
General, Corporate, and Other			1,558
			$16,840

Income represents income (loss) from continuing operations before income taxes.
Identifiable assets by segment are those assets that are used in the Company's operations in each segment.
General corporate assets and assets used in the Company's other operations consist primarily of cash, investment securities, and property, plant, and equipment.

NOTE 8. FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted Statement No. 157, “Fair Value Measurement” (Statement 157). Statement 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The statement does not require any new fair value measures. The adoption of Statement 157 had no impact on the financial condition, results of operations or cash flows of the Company. Delayed application of this Statement is required for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years begining after November 15, 2008, and interim periods within those fiscal years.  The Company is evaluating the impact of implementation. At the time the Company's debt was refinanced in 2002, the Company entered into an interest rate swap agreement. The fair market value of the interest rate swap agreement was determined using Significant Other Observable Inputs (Level 2) under Statement 157. The Fair Market Value recorded on the Balance Sheet at September 30, 2008, was a liability of $526,620.
Back to Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to be read in conjunction with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the last annual report on Form 10-K.

OPERATIONS OVERVIEW

The Company is primarily engaged in real estate land sales and development, reinvestment of land sales proceeds into income properties, development of income properties on Company lands, and golf course operations.  The Company owns approximately 11,200 acres in Florida, which form a substantial portion of the western boundary of the City of Daytona Beach.  The Company lands are well-located in the growing central Florida Interstate 4/Interstate 95 corridor, providing an excellent opportunity for reasonably stable land sales in the near-term future and following years.

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

Sales and development activity performed by the Company and third party developers on and around Company owned lands have been strong in the last several years. These activities included the sale of 120 acres of land to Florida Hospital for the construction of a new hospital, which is anticipated to open mid-year 2009, the expansion of the Daytona Beach Auto Mall, the opening of a second office building in the Cornerstone Office Park, continued development within the 250-acre Gateway Commerce Park (where a 32,000 square-foot industrial building is currently under construction), and development of the 60-acre Interstate Commerce Park, both adjacent to Interstate 95, and the sale of approximately 100 acres of land west of Interstate 95 on which a private high school was constructed and opened in August 2008.  Construction nears completion on the future City of Daytona Beach police headquarters, located adjacent to Gateway Commerce Park. In the first half of 2008, development also commenced on a 288-unit apartment complex, a medical office building, and a townhouse residential community on the east side of Interstate 95.  On the west side of the interstate, development has commenced on a fire station, a hotel, an elementary school, and a 59,000 square-foot furniture retail store in the Interstate Commerce Park.

In 2000, the Company initiated a strategy of investing in income properties utilizing the proceeds of agricultural land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes.  At September 30, 2008, the Company had invested approximately $120 million in twenty-six income properties through this process.   This  investment includes the April 2008 purchase of a Harris Teeter supermarket in Charlotte, North Carolina, for approximately $9.7 million.

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

The Company currently has two self-developed projects in process.  The first project is a two-building 31,000 square-foot flex office space complex located within Gateway Commerce Park.  Construction of these buildings was completed in the third quarter of 2008.  Leases are currently in negotiation on this project.   Also under development by the Company is a 12 acre, 4-lot commercial complex, located at the corner of LPGA and Williamson Boulevards.  Site work, building plans, and permitting are complete for this project.  The parcel will include a 23,000 square-foot “Class A” office building.  Construction of the building began in July 2008 with the execution of a lease with Merrill Lynch for a significant portion of the building.  Leases are currently in negotiation for additional space in the building.

Golf operations consist of the operation of two golf courses, a clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95, south and east of LPGA Boulevard.  The Champions course was designed by Rees Jones and the Legends course was designed by Arthur Hills.

The Company’s agricultural operations consist of growing, managing, and selling of timber and hay on approximately 10,600 acres of Company lands on the west side of Daytona Beach, Florida.  The Company is currently in the process of converting a significant portion of its timberlands to hay production.

The overall national and local economies continue to be weak and unstable with both the residential and commercial real estate markets depressed.  Based on current market conditions, the Company's fourth quarter closing volume will be lower than in recent years as some of our potential purchasers have either put their expansions on hold or have requested extensions. One such event was the cancellation of the $17.4 million contract for the sale of 25 acres of land, intended for retail use, near the Florida Hospital site.  This contract was signed and previously reported in the third quarter of 2007.  Despite these market conditions, the Company expects earnings to be positive in the current year. Earnings and positive cash flow are expected to be generated due to the Company’s low debt and significant revenue generated from the Company's portfolio of net leased income properties.  During the current economic slowdown, which is anticipated to continue for the foreseeable future, the Company is concentrating on conversion of forestry lands into hay operations, and the leasing of our self-development projects discussed above; as well as the design and permitting of future roads, completing construction of Tournament Drive west of Interstate-95 to connect to the new elementary school, and obtaining land use entitlements, all of which we anticipate will enhance the long-term value of our land holdings.

Back to Index

SUMMARY OF 2008 OPERATING RESULTS
Net income totaled $105,246, equivalent to $.02 per share, for the third quarter of  2008.  These profits represented a substantial decrease from the profits of $2,102,564, equivalent to $.37 per share, generated in the third quarter of 2007.  The decline in earnings can be attributed to lower profits from real estate sales as no real estate transactions closed during the third quarter of 2008. The lower profits were somewhat offset by increased earnings from income properties.

For the nine months ended September 30, 2008, the Company realized net income amounting to $2,432,562, equivalent to $.42 per share.  This income represented an 8% decline from the income of $2,634,692, equivalent to $.46 per share, posted in 2007’s same period.  The lower profits were primarily the result of lower real estate sales volume, which was  offset by higher earnings from income properties and lower general and administrative expenses as the result of an addition to income for decreased stock option accruals.

The Company also uses Earnings before Depreciation, Amortization, and Deferred Taxes (EBDDT) as a performance measure.  The Company’s strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT:

	Three Months Ended
	September 30,	September 30,
	2008	2007
Net Income	$105,246	$2,102,564
Add Back:
Depreciation and Amortization	676,733	616,964
Deferred Taxes	321,607	445,854

Earnings before Depreciation,
Amortization and Deferred Taxes	$1,103,586	$3,165,382

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Net Income	$2,432,562	$2,634,692
Add Back:
Depreciation and Amortization	1,966,494	1,848,214
Deferred Taxes	1,137,206	636,391

Earnings before Depreciation,
Amortization and Deferred Taxes	$5,536,262	$5,119,297

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

The downturn in EBDDT for the third quarter of 2008 to $1,103,586 from $3,165,382 in the prior year’s same period can be directly attributed to lower real estate sales volume.

EBDDT increased for the nine-month period in 2008, to $5,536,262 from $5,119,297 in 2007’s same period.  This increase, on lower earnings, was due to the increase in deferred taxes during the period.  The rise in deferred taxes was due to the increase in such taxes associated with like-kind exchanges and stock options. Deferred taxes in 2007 were partially offset by the reversal of deferred taxes on gains from a year-end 2006 transaction for which the like-kind exchange process was not completed, as the Company was unable to identify investment property which met established criteria.

RESULTS OF OPERATIONS

REAL ESTATE SALES

During the third quarter of 2008, a loss totaling $247,320 was posted from real estate sales, as no land sales transactions were closed during the period.  For the third quarter of 2007, profits amounting to $2,367,558 and revenues totaling $2,994,820 were generated on the sale of 11 acres of land.

For the first nine months of 2008, revenues and profits totaled $2,358,789 and $1,126,881, respectively. These revenues and profits were realized on the sale of 21 acres of land.  For the same period of 2007, the sale of 104 acres of property, including a charitable contribution of 25 acres valued at $1,500,000, generated revenues and profits of $8,860,680 and $4,027,242, respectively.  Also included in sales during the first nine months of 2007 was the sale of approximately $1,900,000 of impact fee credits. Costs and expenses were substantially higher in 2007’s nine-month period with the higher cost basis associated with both the charitable contribution and impact fee credits.

INCOME PROPERTIES

The addition of the Harris Teeter supermarket, located in Charlotte, North Carolina, to the Company’s inventory of income properties in April 2008 generated increased revenues and profits for both the third quarter and first nine months of 2008 when compared to the same periods of 2007.  During the third quarter of 2008, revenue and profit gains of 8% and 11%, respectively, were realized. Revenues and profits totaled $2,380,052 and $1,864,627, respectively, for the third quarter of 2008.  Profits of $1,687,198 were produced on revenues of $2,207,308 for the same period of 2007.  A 5% gain in revenues for the first nine-months of 2008 produced a 6% increase in profits for the period. For the first nine-month period of 2008, profits totaling $5,465,157 were produced on revenues of $6,874,518.  During 2007’s same period, revenues and profits amounting to $6,537,982 and $5,164,790 were realized, respectively.
Back to Index                                                                                                                                           13

GOLF OPERATIONS

A 12% decline in golf operations revenues during the third quarter of 2008 produced an 11% increase in losses.  Losses from golf operations totaled $717,416 in 2008’s third quarter on revenues of $814,067.  During the same period of 2007, losses of $647,559 were generated on revenues totaling $930,164.  Both golf and food and beverage activities contributed to the decline.  Revenues from golfing activities decreased 13% on a 26% decline in the number of rounds played, offset by a 14% increase in the average rate per round.  Food and beverage revenues fell 12% during this period.  Golf operations costs and expenses decreased 3% due to lower payroll and cost of sales on the lower volume during this period.

During the first nine months of 2008, losses recorded from golf operations totaled $1,435,487 on total revenues of $3,481,770.  This loss represented an 8% increase over 2007’s same period loss of $1,329,516.  During the first nine months of 2007, revenues of $3,907,346 were produced.  The 11% decrease in revenue for 2008 represented a decline in both golf and food and beverage activities.  Golf revenues were down 8% on a 16% fall in the number of rounds played, offset by a 9% increase in the average rate per round played.  Revenues from food and beverage activities were 18% lower during this period.  For the nine-month period, golf operations costs and expenses fell 6% when compared to the prior year.   This decline in costs and expenses was achieved as the lower volume reduced payroll expenses and cost of sales.

GENERAL, CORPORATE, AND OTHER

Profits on the sale of other real estate interests totaled $590,439 and $794,696 for the third quarter and first nine months of 2008, respectively.  These profits were realized on the release of subsurface rights on 772 acres, of which the release of  537 acres occurred in the third quarter.  During the first nine months of 2007, profits on the release of subsurface interests totaled $1,400,979, of which $816,235 was earned in the third quarter.  Releases were granted on 645 acres and 394 acres for the nine months and third quarter of 2007, respectively.

Interest and other income declined 39% during the third quarter of 2008 compared to 2007’s same period.  The decrease, to $91,089, was due to lower interest earned on lower balances for investment securities and funds held for investment through the like-kind exchange process. These decreases were somewhat offset by higher interest on mortgage notes receivable.  Interest and other income earned in 2007’s third quarter totaled $149,627.

For the nine-month period, interest and other income rose 19% to $535,839.  Interest and other income totaled $450,420 during 2007’s first nine-month period.  The higher earnings were achieved on higher interest from mortgage notes receivable in addition to increased interest on funds held for reinvestment through the like-kind exchange process.  Lower interest earned on lower balances for investment securities offset these increases for the nine-month period.

During the third quarter of 2008, general and administrative expenses increased 35% when compared to the same period of 2007. The increase, to $1,410,864, was the result of higher stock option accruals along with increased legal and other costs associated with shareholder relations.  General and administrative expenses amounted to $1,044,337 in 2007’s third quarter.

For the first nine months of 2008, general and administrative expenses decreased 54% to $2,555,806, when compared to the prior year’s same period.  General and administrative expenses totaled $5,525,328 in the first nine months of 2007. This significant variance was primarily the result of a $3,093,216 net change in stock option expenses resulting from a decrease in the price of Company stock in the first half of 2008, and an increase in stock price during the first six months of 2007.   Also contributing to the variance were lower post-retirement benefit costs.  These increases were partially offset by higher legal and other costs related to shareholder relations.

LIQUIDITY AND CAPITAL RESOURCES

The Company held cash, restricted cash, and investment securities totaling $5,844,807 at September 30, 2008. This amount represented a decrease of $15,599,663 from the balance of $21,444,470 held at December 31, 2007.  The primary uses of these funds, in addition to the purchase of the Harris Teeter income property, which cost approximately $9,700,000, were for the payment of income taxes, development and construction activities, and the continued conversion of Company timber lands to hay.  Income taxes of $3,325,000 were paid in the first nine months of 2008.  Development and construction activity approximated $5,000,000 during this nine-month period and included construction of roads on the Company’s core lands adjacent to LPGA Blvd. and the completion of the 31,000 square-foot flex office space complex in Gateway Commerce Center.  Additionally, construction commenced on the 23,000 square-foot “Class A” office building.  Approximately $2,742,000 was expended on clearing and planting of lands for hay operations.  Funds totaling $1,718,084 were used to pay dividends of $0.30 per share.

Capital expenditures anticipated for the remainder of 2008 consist of  road construction, conversion of timber lands to hay, and the development and construction of the “Class A” office building on Company owned land. The total amount of these capital expenditures is projected to be approximately $2,000,000.  The office building is approximately 40% pre-leased to Merrill Lynch with the remainder held as speculative space at this time.  Financing of both the office building and the just completed flex space buildings is anticipated to be put in place upon completion, in the first quarter of 2009, at a 50% loan to value ratio.

Capital to fund the planned expenditures in 2008 is expected to be provided from cash and investment securities (as they mature), operating activities, and financing sources that are currently in place, including the $20 million revolving line of credit (of which approximately $1,975,000 was outstanding at September 30, 2008).  The Company also beleives that it has the ability to borrow on a non-recourse basis against its existing income properties, which are all free of debt as of the date of this filing.  As additional funds become available through qualified sales, the Company expects to invest in additional real estate opportunities.

The Company’s Board of Directors and management continually review the allocation of any excess capital with the goal of providing the highest return for all shareholders over the long term. The reviews consider various alternatives, including increasing or decreasing regular dividends, declaring special dividends, commencing a stock repurchase program, and retaining funds for reinvestment, including road development and hay conversion of timber lands. The Board of Directors has reaffirmed its support for the continuation of the 1031 tax- deferred exchange strategy for investment of agricultural land sales proceeds, self-development of income properties, and development of infrastructure on Company owned lands.
Back to Index

CRITICAL ACCOUNTING POLICIES

The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.”  The Company recognizes revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS No. 66, or the Company retains continuing involvement with the property.  A majority of the Company’s land sales contracts contain an anti-speculation clause.  This clause requires the buyer to begin construction of their project within a specified period of time.  If this requirement is not met, the Company has the right, but not the obligation, to repurchase the property at its original sales price.

During 2005 and 2006, the Company closed transactions for which it had post-closing obligations to provide off-site utilities and/or road improvements.  Full cash payment was received at closing, and warranty deeds were transferred and recorded.  The sales contracts did not provide any offsets, rescission, or buy-back if the improvements were not completed.  During the first six months of 2007, post-closing obligations were competed, and revenues and profits of $667,252 and $563,467 were recognized, respectively, on these transactions.  No post-closing obligations existed at September 30, 2008 and 2007, and in accordance with SFAS No. 66 no revenues or profits were deferred.

The Company acquires income properties with long-term leases in place.  Upon acquisition, the portion of the purchase price which represents the market value associated with the lease is allocated to an intangible asset.  The amount of the intangible asset represents the cost of replacing the tenant should the lease be discontinued.  Factors such as vacancy period, tenant improvements and lease commissions, among others are considered in calculating the intangible asset.  The intangible asset is amortized over the remaining life of the lease at the time of acquisition.  At September 30, 2008, the intangible asset associated with the income properties totaled $5,115,113 net of amortization of $1,481,428.

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

At the time the Company’s debt was refinanced in 2002, the Company entered into an interest rate swap agreement.  This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that the Company can manage fluctuations in cash flows resulting from interest rate risk.  This swap arrangement essentially creates the equivalent of fixed-rate debt.  The above-referenced transaction is accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133.”  The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss.  The Company measures the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability.  This measure resulted in no ineffectiveness for the periods ended September 30, 2008 and September 30, 2007.  A liability in the amount of $526,620 at September 30, 2008 has been established on the Company’s balance sheet. The change in fair value, net of applicable taxes, in the cumulative amount of $323,476 at September 30, 2008 has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

The Company maintains a stock option plan pursuant to which 500,000 shares of the Company's common stock may be issued.  The current Plan was approved at the April 25, 2001 shareholders’ meeting. Under the Plan, the option exercise price equals the stock market price on the date of grant, the options vest over five years and all expire after ten years.  The Plan provides for the grant of (1) incentive stock options, which satisfy the requirements of Internal Revenue Code (IRC) Section 422, and (2) non-qualified options, which are not entitled to favorable tax treatment under IRC Section 422.  No optionee may exercise incentive stock options in any calendar year for shares of common stock having a total market value of more than $100,000 on the date of grant (subject to certain carryover provisions).

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

The Company manages its debt considering investment opportunities and risk, tax consequences, and overall financial strategies.  The Company is primarily exposed to interest rate risk on its $8,000,000 ($6,602,639 outstanding at September 30, 2008) long-term loan.  The borrowing bears a variable rate of interest based on market rates.  Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs.  To achieve this objective, the Company entered into an interest rate swap agreement during the second quarter of 2002.  A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would not materially affect the Company’s financial position, results of operations, or cash flows.
Back to Index                                                                                                                                           15

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).  Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 3008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 3.1 - Articles of Incorporation of CTLC, Inc. dated February 26, 1993, and Amended Articles of Incorporation dated March 30, 1993, filed with the registrant's
                     Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, and incorporated herein by reference.

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

CONSOLIDATED-TOMOKA LAND CO.
                    (Registrant)

November 10, 2008 By:	/s/William H. McMunn
William H. McMunn, President and Chief Executive Officer

November 10, 2008 By:	/s/Bruce W. Teeters
Bruce W. Teeters, Senior Vice President Finance and Treasurer

Back to Index