Form 10-K
period 2008-12-31
CONSOLIDATED TOMOKA LAND CO
filed 2009-03-12
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-11350

CONSOLIDATED-TOMOKA LAND CO.

(Exact name of registrant as specified in its charter)

Florida	59-0483700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530 Cornerstone Boulevard, Suite 100 Daytona Beach, Florida	32117
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code

(386) 274-2202

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered
COMMON STOCK, $1 PAR VALUE	NYSE Alternext US

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 if the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Smaller reporting company ☐	Accelerated filer ☒	Non-accelerated filer ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant at June 30, 2008, was approximately $237,138,907.

The number of shares of the registrant’s Common Stock outstanding on March 10, 2009 was 5,723,268.

Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders, which will be filed with the Security and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2008, are incorporated by reference in Part III of this report.

“Safe Harbor”

Certain statements contained in this Form 10-K (other than statements of historical fact) are forward-looking statements. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “will,” “could,” “may,” “should,” “plan,” “potential,” “predict,” “forecast,” “foresee,” “project,” and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Forward-looking statements are made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company wishes to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2009, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include the risk factors set forth in Item 1A below.

While the Company periodically reassesses material trends and uncertainties affecting its results of operations and financial condition, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

PART I

ITEM 1.	BUSINESS

Consolidated-Tomoka Land Co. (which is referred to the “Company,” “we,” “our,” or “us”) is primarily engaged in real estate, income properties, and golf operations (collectively, “The Real Estate Business”) through its wholly-owned subsidiaries, Indigo Group Inc., Indigo Development Inc., Indigo International Inc., Indigo Group Ltd., Indigo Commercial Realty Inc., W. Hay Inc., W. Hay LLC, and Palms Del Mar Inc. In January, 2009 Indigo Development Inc. and Indigo International Inc. were converted to limited liabilities companies and are now named Indigo Development LLC and Indigo International LLC, respectively. Real estate operations include land sales and development, agricultural operations, and leasing properties for oil and mineral exploration. Income properties primarily consist of owning properties leased on a triple-net and double-net basis. Golf operations consist of the operation of two golf courses, a clubhouse facility, and food and beverage activities. These operations are predominantly located in Volusia County, Florida, with various income properties located in Florida, Georgia, and North Carolina.

The following is information regarding the Company’s business segments. The “General, Corporate, and Other” category includes general and administrative expenses, income earned on investment securities, and other miscellaneous income and expense items.

	2008	2007	2006
	(IN THOUSANDS)
Revenues of each segment are as follows:
Real Estate	$4,565	$25,948	$28,942
Income Properties	9,236	8,725	8,184
Golf	4,672	5,160	5,210
General, Corporate, and Other	2,082	3,243	1,253

	$20,555	$43,076	$43,589

Operating income (loss) before income tax for each segment is as follows:
Real Estate	$2,972	$19,013	$21,811
Income Properties	7,337	6,956	6,723
Golf	(1,843)	(1,749)	(1,478)
General, Corporate, and Other	(730)	(2,927)	(5,566)

	$7,736	$21,293	$21,490

Identifiable assets of each segment are as follows:
Real Estate	$36,917	$33,026	$23,088
Income Properties	117,198	105,121	106,955
Golf	7,876	8,334	8,651
General, Corporate, and Other	11,155	25,352	15,080

	$173,146	$171,833	$153,774

Identifiable assets by segment are those assets that are used in each segment. General corporate assets and those used in the Company’s other operations consist primarily of cash, investment securities, notes receivable, and property, plant, and equipment.

BUSINESS PLAN

In 1999, we adopted a business plan that we believed could increase shareholder value year-after-year and also produce stable earnings during depressed real estate markets. We committed to minimizing corporate debt and overhead. The real estate market has always been cyclical. In down markets, significant debt can severely

ITEM 1.	BUSINESS (Continued)

weaken a real estate company by forcing it to sell off valuable assets at a discount. Although our revenues and profits have grown significantly, we have only 15 full-time corporate employees—less than we had in 2000.

Except for our agricultural operations, we subcontract all other work depending on work load. To cover operating expenses and produce stable income during challenging economic conditions, we accumulated a debt-free $120 million portfolio of net-lease properties. These strategic initiatives have allowed us to continue to sell at the highest prices per square-foot in our market. We have a policy of not discounting prices to make a sale even during challenging times. We can afford to hold our lands until the market improves. In short, we believe that our business plan allows us to increase shareholder value in both good and bad times.

Our business plan accelerates the conversion of our agricultural lands located in Daytona Beach into a geographically diverse portfolio of low-risk income properties utilizing income tax deferral under Section 1031 of the Internal Revenue Code. Our long-held lands are carried on our books at a very low tax basis, and as a result, qualifying land sales generate very large taxable gains. The 1031 exchange process allows us to postpone, hopefully indefinitely, the related income taxes and reinvest 100% of the gross sale proceeds of qualifying sales. To equal the equivalent after-tax returns from the 1031 process, alternative investments would need to yield a safe return about 40% greater. Our 1031 investment strategy offers a number of options that can further increase shareholder value. For example, because our portfolio is comprised of net-lease credit-tenants, we have the option of borrowing against a property on a non-recourse basis and reinvesting the borrowed funds into any number of alternate investments, including self-development, without triggering the repayment of the deferred taxes. We expect that leveraging our portfolio in future years will allow us to further increase our return on investment and shareholder value. We test alternative strategies under our business plan, which are reviewed annually by the Board of Directors. This analysis consistently indicates that our 1031 tax strategy yields the highest potential shareholder value year after year.

Real estate sales and development are a highly localized activity. Our success is based on execution of our business plan by a small, but talented, team of employees with the local knowledge and contacts to market our products and obtain the necessary entitlements. Our strategy, coupled with our long-term vision, are the steps in building shareholder value. While we often refer to “selling land,” in reality, we are exchanging our low income-producing asset—our agricultural land—into a new higher-value geographically dispersed assets that produces predictable income. Coupled with our self-development of certain select income product types, we are growing our assets, cash flow, profits, and shareholder value.

In 2007 and 2008, we expanded into self-development of select office and flex office/warehouse properties. During 2007, we analyzed our Daytona Beach land holdings to determine which core properties we wished to retain for the long term. These identified sites all have the potential to develop over time into high-value net-lease income properties that we believe would meet our adopted criteria to hold for the long term in our portfolio. We anticipate that these select properties will be comprised of build to suit, self-developed or land leases.

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

ITEM 1.	BUSINESS (Continued)

a Morgan Stanley-Kitson Partnership (“MSKP”) in 2007. As part of that sales transaction we took back a mortgage note in the amount of $2,158,317. MSKP is delinquent on a payment on the note, which was due in December 2008.

MSKP assumed responsibilities as master developer of the project in 2004. The property is expected to be developed into several distinct communities with lots to be sold to major builders.

The Company continues to own approximately 720 acres of land within the DRI, primarily located east of Interstate 95. At the end of 2002, the Company closed the sale of the first corporate headquarters site at the Company’s new Cornerstone Office Park located within the 250-acre Gateway Business Center at the southeast quadrant of the Interstate 95 interchange at LPGA Boulevard. Development of the office park was substantially completed in 2003, with the opening in January 2004 of the first office building owned and constructed by a third party. The Company’s corporate office is located in this building. A second site was sold within the development during 2005, with a companion 47,000 square-foot office building owned and constructed by a third party, which opened in early 2006.

Development of a 12-acre, 4-lot commercial complex located at the north east corner of LPGA and Williamson Boulevards commenced in 2007. Site work, building plans, and permitting have been completed. This parcel will include a 23,000 square-foot “Class A” office building currently under development by the Company. A lease has been signed with a credit-rated tenant for a significant portion of the building space, with a second lease in negotiation. The building, which commenced construction in July 2008, will be ready for occupancy in the third quarter of 2009.

Development of the Gateway Commerce Park, a 250-acre industrial, warehouse, and distribution park located south of Gateway Business Center on the east side of Interstate 95 in Daytona Beach, commenced in 2004 with the first phase substantially completed prior to year-end 2004. The first sale within the development closed in February 2004, with construction of a 60,000 square-foot manufacturing and distribution facility by a third party completed in late 2004. Through December 2008, seven sales totaling approximately 70 acres have closed within the Gateway Commerce Park with buildings approximating 316,000 square feet constructed and an additional 32,000 square feet completed in early 2009. The constructed buildings include a two building 31,000 square-foot flex office space complex which was self-developed by the Company to be held in its portfolio of income properties. Total buildout, including expansions of existing buildings, on the sold and developed parcels will approximate 650,000 square feet.

Indigo Commercial Realty Inc., a commercial real estate brokerage company formed in 1981, is the Company’s agent in the management of developed and undeveloped acreage. Approximately 24 acres of fully developed sites located in the Daytona Beach area and owned by Indigo Group Inc. were available for sale at December 31, 2008. All development and improvements have been completed at these sites.

RESIDENTIAL. During 2005, Indigo Group Ltd. sold its remaining residential lot inventory in Tomoka Heights, a 180-acre development adjacent to Lake Henry in Highlands County, Florida. The remaining residential lots in Riverwood Plantation, a 180-acre community in Port Orange, Florida, were sold during 2004.

AGRICULTURAL OPERATIONS. The Company’s agricultural lands encompass approximately 10,700 acres on the west side of Daytona Beach, Florida. Management believes the geographic location of this tract is excellent. In addition to access by major highways (Interstate 95, State Road 40, and International Speedway Boulevard), the internal road system for forestry and other agricultural purposes is good. In the summer of 1998, wildfires ravaged central Florida, destroying approximately 8,500 acres of the Company’s timber land. This event and the sale of an approximate 11,000-acre parcel to St. Johns River Water Management District in 1997

ITEM 1.	BUSINESS (Continued)

have reduced the Company’s potential for future income from sales of forest products. Expenses associated with forestry operations consist primarily of real estate taxes, with additional expenses including the costs of installing and maintaining roads and drainage systems, reforestation, and wildfire suppression.

After the wildfires experienced in 1998, the Company began replanting approximately 1,000 acres annually in timber. It is anticipated that the newly planted timber will reach maturity in 14 to 20 years. Based on current growth projections, a significant portion of the replanted lands east of Interstate 95 and along LPGA Boulevard and certain lands west of Interstate 95 appear to be in the path of the area’s growth, which could result in some portions of the property being sold prior to the maturity of the timber crop. This situation prompted the Company to develop a business plan in the early 2000’s for conversion of unplanted and immature timber lands into other agricultural uses that would produce saleable crops on a shorter maturity schedule. The timber replanting program was discontinued in 2004.

In late 2004, the Company formed a wholly owned subsidiary, W. Hay LLC, to manage the conversion of these timber lands into hay production. Annually, management assesses which areas should be converted from timber into hay operations. These decisions are based on the current economics of both the timber and hay businesses, and the then-current evaluation of the estimated maturity date of planted timber parcels. As mature timber is harvested, the decision to replant or convert is evaluated on the same criteria. It is currently anticipated that over time a significant portion of the Company’s lands will be converted into hay production.

During 2005, the Company hired staff to manage and operate equipment for the ongoing hay operations. Approximately 80 acres of land were planted during 2005, with the first harvest in the first quarter of 2006. During 2006 and 2007, the Company continued to expand its hay operations with the addition of new employees and equipment. At the end of 2008, approximately 1,000 acres were planted with an additional 1,000 acres in various stages of clearing and planting. Harvesting activities were limited both in 2008 and 2007 due to a significant shortage of rainfall in those years.

SUBSURFACE INTERESTS. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 516,000 “surface” acres of land owned by others in various parts of Florida, equivalent to approximately 283,000 acres in terms of full interest. The Company leases its interests to mineral exploration firms when such firms deem exploration to be financially feasible.

Leases on 800 acres have reached maturity, but in accordance with their terms, are held by the leasing oil companies without annual rental payments because these acres contain oil wells from which the Company receives royalties.

The Company’s current policy is to not release any ownership rights with respect to its reserved mineral rights. The Company will release surface entry rights or other rights upon request of a surface owner who requires such a release for a negotiated release price based on a percentage of the surface value. In connection with any release, the Company charges a minimum administrative fee.

At December 31, 2008, there were two producing oil wells on the Company’s interests. Volume in 2008 was 74,876 barrels and volume in 2007 was 103,899 barrels from two producing wells. Production in barrels for prior recent years was: 2006—105,553, 2005—95,062, 2004—109,114, and 2003—100,098.

ITEM 1.	BUSINESS (Continued)

INCOME PROPERTIES

The Company’s business strategy involves becoming a company, over time, with a more predictable earnings pattern from geographically dispersed real estate holdings. To this end, the Company has acquired twenty-six income properties since 2000. Following is a summary of these properties:

LOCATION	TENANT	AREA (SQUARE FEET)	YEAR PURCHASED
Tallahassee, Florida	CVS	10,880	2000
Daytona Beach, Florida	Barnes & Noble	28,000	2001
Lakeland, Florida	Barnes & Noble	18,150	2001
Sanford, Florida	CVS	11,900	2001
Palm Bay, Florida	Walgreens	13,905	2001
Clermont, Florida	CVS	13,824	2002
Melbourne, Florida	CVS	10,908	2003
Sebring, Florida	CVS	12,174	2003
Kissimmee, Florida	Walgreens	13,905	2003
Orlando, Florida	Walgreens	15,120	2003
Sanford, Florida	CVS	13,813	2003
Apopka, Florida	Walgreens	14,560	2004
Clermont, Florida	Walgreens	13,650	2004
Sebastian, Florida	CVS	13,813	2004
Alpharetta, Georgia	Walgreens	15,120	2004
Powder Springs, Georgia	Walgreens	15,120	2004
Lexington, North Carolina	Lowe’s	114,734	2005
Alpharetta, Georgia	RBC Centura Bank	4,128	2005
Asheville, North Carolina	Northern Tool & Equipment	25,454	2005
Altamonte Springs, Florida	RBC Centura Bank	4,135	2005
Vero Beach, Florida	CVS	13,813	2005
Orlando, Florida	RBC Centura Bank	4,128	2005
Clermont, Florida	CVS	13,813	2005
McDonough, Georgia	Dick’s Sporting Goods	45,000	2006
McDonough, Georgia	Best Buy	30,000	2006
Charlotte, North Carolina	Harris Teeter Supermarket	45,000	2008

26 Properties		535,047

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

As mentioned previously the Company intends to self-develop certain select income properties to hold in our income property portfolio. To date, these self-developed properties consist of the 23,000 square-foot “Class A” office building located at the corner of LPGA and Williamson Boulevards (currently under construction), and

ITEM 1.	BUSINESS (Continued)

the two building 31,000 square-foot flex office space complex located in Gateway Commerce Park. Leasing efforts are in progress on both complexes with a lease approximating 8,000 square feet with Merrill Lynch in place in the Class A office building.

Other rental property is limited to ground leases for billboards, a communication tower site, and hunting leases covering 6,500 acres. A 12-acre auto dealership site, formerly under lease, was sold in 2006 at a profit approximating $437,000 before income taxes.

GOLF OPERATIONS

On September 1, 1997, responsibility for the operations of the LPGA International golf courses was transferred from the City of Daytona Beach to a wholly-owned subsidiary of the Company. The agreement with the City of Daytona Beach provided for a second golf course and a clubhouse to be constructed by the Company in return for a long-term lease from the City on both golf courses.

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

EMPLOYEES

The Company has twenty-five full time employees, ten of which work for W. Hay, LLC, and considers its employee relations to be satisfactory.

AVAILABLE INFORMATION

The Company’s website is www.ctlc.com. The Company makes available on this website, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the Company electronically files or furnishes such materials to the SEC. The Company will also provide paper copies of these filings free of charge upon a specific request in writing for such filing to the Company’s Corporate Secretary, P.O. Box 10809, Daytona Beach, Florida 32120-0809. All reports the Company files with or furnishes to the SEC also are available free of charge via the SEC’s electronic data gathering and retrieval (“EDGAR”) system available through the SEC’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

The real estate business is subject to a number of significant risks. The risks described below may not be the only risks which potentially could impact our business. These additional risks include those which are unknown at this time or that are currently considered immaterial. If any of the circumstances described below actually occur to a significant degree, our business, financial condition, and/or results of operations could suffer, and the trading price of our common stock could decline.

FUTURE CHANGES IN THE REAL ESTATE MARKET COULD AFFECT THE VALUE OF OUR PROPERTIES AND BUSINESS

We have extensive real estate holdings in the City of Daytona Beach in Volusia County, Florida. The economic growth of Daytona Beach, Florida, where the majority of our land is located, is an important factor in

ITEM 1A.	RISK FACTORS (Continued)

creating demand for our products and services. The creation of new jobs is an important factor in economic growth of the region. The value of the real property and the revenue from related sale and/or development activities may be adversely affected by a number of factors, including:

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

A PROLONGED RECESSION IN THE NATIONAL ECONOMY, OR A FURTHER DOWNTURN IN NATIONAL OR REGIONAL ECONOMIC CONDITIONS, ESPECIALLY IN FLORIDA, COULD CONTINUE TO ADVERSELY IMPACT OUR BUSINESS

The collapse of the housing market, together with the crisis in the credit markets, have resulted in a recession in the national economy with rising unemployment, shrinking gross domestic product and drastically reduced consumer spending. At such times, potential customers often defer or avoid real estate purchases due to the substantial costs involved.

Our business is especially sensitive to economic conditions in Florida, where our real estate (other than certain income properties) and self-developed properties are located. Florida is currently experiencing recessionary conditions. There is no consensus as to when the recession will end, and Florida, as one of the hardest hit states, could take longer to recover than the rest of the nation. A prolonged recession could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 1A.	RISK FACTORS (Continued)

OUR OPERATIONS COULD BE NEGATIVELY IMPACTED BY THE LOSS OF KEY MANAGEMENT PERSONNEL

Our future success depends, to a significant degree, on the efforts of each member of senior management. Replacement of any member of senior management could adversely affect our operations and our ability to execute business strategies. We do not have key man life insurance policies on members of senior management.

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

In addition, weather conditions and natural disasters such as hurricanes, tornadoes, floods, droughts, fires, and other environmental conditions can adversely affect our business.

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

Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. Additionally, development moratoriums may be imposed due to traffic over capacity on roads. In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year. If municipalities in which we own land and operate take actions like these, it could have an adverse effect by causing delays, increasing costs, or limiting the ability to operate in those municipalities.

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

LOSS OF REVENUES FROM MAJOR TENANTS WOULD REDUCE CASH FLOW

Our two largest income property tenants—CVS and Walgreens—accounted for in excess of 10% of consolidated revenues individually and in the aggregate approximately 23% of consolidated revenues for the year ended December 31, 2008. The default, financial distress, or bankruptcy of one or both of these tenants could cause substantial vacancies. Vacancies reduce revenues until the affected properties can be re-leased and could decrease the ultimate sale value of each such vacant property. Upon the expiration of the leases that are currently in place, we may not be able to re-lease a vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing.

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

As of December 31, 2008, the Company owned two vacant, unleased self-developed income properties, which total approximately 31,000 square feet. The Company is actively marketing these properties for lease but may not be able to lease these properties on favorable terms or at all. In addition, the lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the income properties at comparable rental rates and in a timely manner.

FUTURE GROWTH AND REAL ESTATE DEVELOPMENT REQUIRES ADDITIONAL CAPITAL THE AVAILABILITY OF WHICH IS NOT ASSURED

We expect to continue making investments in real estate development. Based on the status of several specific real estate projects, we will continue to invest significant amounts in real estate over the next several years. We could finance future expenditures from any of the following sources:

•	cash flow from operations;

ITEM 1A.	RISK FACTORS (Continued)

•	bank borrowings;

•	non-recourse, sale leaseback, or other financing;

•	public offerings of debt or equity;

•	private placement of debt or equity; or

•	some combination of the above.

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

OUR LARGEST SHAREHOLDER’S INTERESTS MAY CONFLICT WITH THE INTERESTS OF OTHER INVESTORS, THE BOARD OF DIRECTORS AND MANAGEMENT

Our largest shareholder, Wintergreen Advisers, LLC, which owns more than 25% of our outstanding shares, has expressed support for pursuing business strategies which conflict with our current business plan. In addition, this shareholder has expressed disagreement with certain corporate governance policies which affect operation of the Board of Directors. Should these suggested changes occur the effects on our profitability and operations are unknown.

WE ARE CURRENTLY INVOLVED IN LITIGATION THAT COULD BE COSTLY AND DIVERT MANAGEMENT’S ATTENTION FROM OPERATING OUR BUSINESS.

We are currently involved in litigation with our largest shareholder, Wintergreen Advisers, LLC, relating to the inspection of certain corporate records. We are vigorously defending this action. We cannot, however, determine with certainty the outcome or resolution of this litigation or the timing of its resolution. Litigation can be expensive, lengthy, and disruptive to normal business operations. In addition to the expense and burden incurred in defending this litigation, our management’s efforts and attention may be diverted from ordinary business operations in order to address these claims. See Item 3. “Legal Proceedings” below for more information concerning this litigation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments from the Securities and Exchange Commission regarding its periodic or current reports.

ITEM 2.	PROPERTIES

Land holdings of the Company and its affiliates, which are primarily located in Florida, include: approximately 11,200 acres (including commercial/retail sites) in the Daytona Beach area of Volusia County; approximately 3 acres in Highlands County; retail buildings located on 74 acres throughout Florida, Georgia, and North Carolina; and full or fractional subsurface oil, gas, and mineral interests in approximately 516,000 “surface acres” in 20 Florida counties. Approximately 3,000 acres of the lands located in Volusia County were encumbered under a mortgage, until they were released when the financing agreement was amended in March 2007. The conversion and subsequent utilization of these assets provides the base of the Company’s operations.

The Volusia County holdings include approximately 10,200 acres within the city limits of Daytona Beach and 33 acres in the City of Ormond Beach. During 2003, the Company acquired 946 acres of land, which will be used for wetlands mitigation. During 2005, the Company purchased $5.1 million of wetland mitigation credits, equivalent to 200 credits. At December 31, 2008, there were 65 mitigation credits remaining with a book value of $1.8 million. Of the 10,200 acres inside the city limits of Daytona Beach, approximately 1,120 acres have received development approval by governmental agencies. The 1,120 acres plus approximately 730 acres owned by the City of Daytona Beach, 446 acres owned by Indigo Community Development District, and 2,200 acres sold to others for development are the site of a long-term, mixed-use development, which includes “LPGA International.” LPGA International includes the national headquarters of the Ladies Professional Golf Association, along with two “Signature” golf courses and a residential community, a clubhouse, a maintenance facility, and main entrance roads to serve the LPGA International community.

On October 22, 2004, the Company closed on the sale of most of the remaining land (over 1,000 acres) within the LPGA International community, with all the remaining land sold in 2007. The sale to MSKP, which had previously purchased 261 acres within the development, was for a price of approximately $18,000,000. The sale included acreage around the Legends golf course, several commercial parcels fronting International Speedway Boulevard and LPGA Boulevard, and a hotel/resort parcel adjacent to the LPGA International Clubhouse. MSKP has become the community’s master developer, and a subsidiary of the Company continues to operate the golf facilities. As part of the 2007 transaction we took back a mortgage note in the amount of $2,158,317. MSKP is delinquent on a payment which was due in December 2008.

The lands not currently being developed, including those on which development approvals have been received, are involved in active agricultural operations. These lands straddle Interstate 95 for 6-1/2 miles between International Speedway Boulevard (U. S. Highway 92) and State Road 40, with approximately 9,700 acres west and 1,500 acres east of the interstate.

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

In December 2008, Wintergreen Advisers, LLC (“Wintergreen”), a Delaware limited liability company and the largest shareholder of the Company, filed a Verified Application for Court Ordered Inspection of the Company’s business records in the Circuit Court of the Seventh Judicial Circuit in and for Volusia County, Florida. The complaint alleges that the Company has not satisfied Wintergreen’s second demand to inspect certain corporate records, and Wintergreen is seeking an order requiring the Company to make additional records available for inspection and also requiring the Company to pay Wintergreen’s costs, including reasonable attorneys’ fees, reasonably incurred to obtain the order. The Company does not believe Wintergreen’s second demand meets Florida’s statutory requirements for the production of records and is vigorously defending this action. Discovery is currently being conducted, and no relief has been granted as of the date of the filing of this Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK PRICES AND DIVIDENDS

The Company’s common stock trades on the NYSE Alternext US under the symbol CTO. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends paid per share over the two years ended December 31, 2008:

2008	$.40
2007	$.38

The level of future quarterly dividends will be subject to an ongoing review of the overall economy with emphasis on our local real estate market, cash flow, and our capital needs including stock repurchases.

Indicated below are high and low sales prices of our stock for each full quarter within the last two fiscal years. All quotations represent actual transactions.

	2008		2007
	High	Low	High	Low
	$	$	$	$
First Quarter	62.42	42.50	80.50	70.30
Second Quarter	60.00	42.00	77.75	69.10
Third Quarter	50.57	37.00	76.23	61.30
Fourth Quarter	42.72	24.00	70.75	60.99

The number of shareholders of record as of March 10, 2009 (without regard to shares held in nominee or street name) was 731.

There have been no sales of unregistered securities within the past three years.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

STOCK PERFORMANCE GRAPH

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Consolidated-Tomoka Land Co., the AMEX Composite Index and a Peer Group

The following performance graph shows a comparison of cumulative total shareholder return from a $100 investment in stock of the Company over the five-year period ending December 31, 2008, with the cumulative shareholder return of the American Stock Exchange Composite Index and the Real Estate Industry Index (MG Industry Group), which consists of five companies; American Community Properties Trust, Avatar Holdings, California Coastal Communities Inc., Maxxam Inc., and Oakridge Holdings Inc. Note that historic stock price performance is not necessarily indicative of future price performance.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

ISSUER REPURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock during the fourth quarter of 2008. In November 2008, the Company’s Board of Directors authorized the repurchase by the Company from time to time of up to $8 million of its common stock. The Company has not repurchased any shares of its common stock under this plan and remains authorized to repurchase shares of its common stock up to a dollar value of $8 million.

The following table shows that the Company made no repurchases of its common stock during the quarter ended December 31, 2008, under the stock repurchase program described above:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 – October 31, 2008	—	—	—	$8,000,000
November 1, 2008 – November 30, 2008	—	—	—	$8,000,000
December 1, 2008 – December 31, 2008	—	—	—	$8,000,000

Total	—	—	—	$8,000,000

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

	Five-Year Financial Highlights
	2008	2007	2006	2005	2004
	(Unaudited) (In thousands except per share amounts)
	$	$	$	$	$
Summary of Operations:
Revenues:
Real Estate	18,473	39,833	42,336	43,510	41,878
Profit on Sales of Other Real Estate Interest	1,370	2,580	679	272	210
Interest and Other Income	712	663	574	938	1,003

TOTAL	20,555	43,076	43,589	44,720	43,091

Operating Costs and Expenses	(10,006)	(15,613)	(15,280)	(13,775)	(14,286)
General and Administrative Expenses	(2,813)	(6,170)	(6,819)	(7,997)	(5,073)
Income Taxes	(2,901)	(7,760)	(7,486)	(8,126)	(9,134)

Income Before Discontinued Operations, and Cumulative Effect of Change in Accounting Principles	4,835	13,533	14,004	14,822	14,598
Income (Loss) from Discontinued Operations, Net of tax	—	—	240	(4)	54
Cumulative Effect of Change in Accounting Principles, Net of Tax	—	—	(216)	—	—

Net Income	4,835	13,533	14,028	14,818	14,652

Basic Earnings Per Share:
Income Before Discontinued Operations and Cumulative Effect of Change in Accounting Principles	.84	2.37	2.47	2.62	2.59
Income (Loss) from Discontinued Operations, Net of Tax	—	—	0.04	—	0.01
Cumulative Effect of Change in Accounting Principles, Net of Tax	—	—	(0.04)	—	—

Net Income	.84	2.37	2.47	2.62	2.60

Diluted Earnings Per Share:
Income Before Discontinued Operations, and Cumulative Effect of Change in Accounting Principles	.84	2.36	2.46	2.58	2.57
Income (Loss) from Discontinued Operations, Net of Tax	—	—	0.04	—	0.01
Cumulative Effect of Change in Accounting Principles, Net of Tax	—	—	(0.04)	—	—

Net Income	.84	2.36	2.46	2.58	2.58

Dividends Paid Per Share	0.40	0.38	0.34	0.30	0.26

Summary of Financial Position:
Total Assets	173,146	171,833	153,774	143,258	119,221
Shareholders’ Equity	117,814	116,671	102,997	94,268	79,611
Long-Term Debt	8,550	6,807	7,062	7,298	8,717

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS OVERVIEW

We are primarily engaged in real estate land sales and development, reinvestment of land sales proceeds into income properties, and golf course operations. We own approximately 11,200 acres in Florida, of which approximately 10,200 are located within and form a substantial portion of the western boundary of The City of Daytona Beach. Our lands are well-located in the central Florida Interstate 4 corridor, providing an excellent opportunity for reasonably stable land sales in future years.

With our substantial land holdings in Daytona Beach, we have parcels available for the entire spectrum of real estate uses. Along with land sales, we selectively develop parcels primarily for commercial uses. Although pricing levels and changes by us and our immediate competitors can affect sales, we generally enjoy a competitive edge due to low costs associated with long-time land ownership and a significant ownership position in the immediate market. As a general policy we do not discount sales prices to accelerate land sales.

Until the dramatic downturn in the national and local economies in 2008, sales activity on company-owned lands had been strong over the last several years. Development activities on and around company-owned lands continued relatively strong throughout 2008 with the commencement and completion of projects planned or in process before the downturn. During 2008, the we sold approximately 24 acres of land consisting of 22 upland acres and 2 wetland acres in two sales transactions. Sales and development activities over the last several years included the sale of 120 acres of land to Florida Hospital for the construction of a new hospital, which is anticipated to open mid-year 2009; the expansion of the Daytona Beach Auto Mall; the opening of a second office building in the Cornerstone Office Park; continued development within the 250-acre Gateway Commerce Park (where a 32,000 square-foot industrial building was completed in early 2009) and the 60-acre Interstate Commerce Park, both adjacent to Interstate 95, and the sale of approximately 100 acres of land west of Interstate 95 on which a private high school was constructed and opened in August 2008. In early 2009 the City of Daytona Beach police headquarters, located adjacent to Gateway Commerce Park, was completed and occupied. In the first half of 2008, development also commenced on a 288-unit apartment complex, a medical office building, and a townhouse residential community on the east side of Interstate 95. On the west side of the interstate, development has commenced on a fire station, a hotel, an elementary school, and a 59,000 square-foot furniture retail store in the Interstate Commerce Park.

These commercial and residential development activities tend to create additional buyer interest and sales opportunities, although, the weak economic conditions have led us to enter 2009 with a generally small backlog of contracts.

In 2000, we initiated a strategy of investing in income properties utilizing the proceeds of agricultural land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes. By the end of 2008, we had invested approximately $120 million in twenty-six income properties through this process. This investment includes the April 2008 purchase of a Harris Teeter supermarket in Charlotte, North Carolina, for approximately $9.7 million.

With this investment base in income properties, lease revenue of approximately $9.3 million is projected to be generated annually. This income, along with income from additional net-lease income property investments, will decrease earnings volatility in future years and add to overall financial performance. This has enabled us to enter into the business of building, leasing, and holding in our portfolio select income properties that are strategically located on our lands.

We currently have two self-developed projects in process. The first project is a two-building 31,000 square-foot flex office space complex located within Gateway Commerce Park. Construction of these buildings was completed in the third quarter of 2008. Leases are currently in negotiation on this project. Also under development is a 12 acre, 4-lot commercial complex, located at the corner of LPGA and Williamson Boulevards in Daytona

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Beach, Florida. Site work, building plans, and permitting are complete for this project. The parcel will include a 23,000 square-foot “Class A” office building. Construction of the building began in July 2008 with the execution of a lease with Merrill Lynch for a significant portion of the building. A lease is currently in negotiation for substantial additional space in the building.

Golf operations consist of the operation of two golf courses, a clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95, south and east of LPGA Boulevard. The Champions course was designed by Rees Jones and the Legends course was designed by Arthur Hills.

Prior to 2007, golf operations revenues had grown despite an overall decline in golf course revenues in Florida. The Florida golf industry has been hurt by over building of golf courses and hurricane activity in past years. During 2007, we made changes in management within the golf operation looking for improved operating results for the future. The overall weak national and local economies led to continued losses in 2008. We believe that improvement in golf course operations will be a function of stronger economic conditions, increased tourist demand, a reduction in new golf course construction which has been experienced in the last several years, and most importantly, increased residential growth in LPGA International and adjoining land to the west and northwest. LPGA International and nearby projects currently under development are planned to contain about 6,000 additional dwelling units. Our efforts to improve revenues and profitability have focused on providing quality products and services while maintaining consistent and stringent cost control for both golf course and food service activities.

Our agricultural operations consist of growing, managing, and selling timber and hay on approximately 10,700 acres of land on the west side of Daytona Beach, Florida. We are currently in the process of converting a significant portion of its timberlands to hay production.

SUMMARY OF 2008 OPERATING RESULTS

For the year ended December 31, 2008, profits of $4,834,900 were earned, equivalent to $0.84 per share. These profits represented a 64% decrease from calendar year 2007 profits totaling $13,532,838, equivalent to $2.37 per share. The downturn was primarily attributed to lower profits from commercial land sales and increased losses from golf operations. Earnings from income properties partially offset these declines with a 6% increase in earnings resulting from the Harris Teeter property acquired in April 2008. General and administrative expenses declined in 2008 compared to 2007 primarily as a result of the net change in stock option expenses resulting from a decrease in the price of our stock in 2008 and an increase in stock price during 2007.

We also use Earnings before Depreciation, Amortization, and Deferred Taxes (EBDDT) as a performance measure. Our strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT for the 2008 and 2007 fiscal years:

	Year Ended
	December 31, 2008	December 31, 2007
Net Income	$4,834,900	$13,532,838
Add Back:
Depreciation and Amortization	2,655,088	2,466,981
Deferred Taxes	434,037	3,390,812

Earnings before Depreciation, Amortization, and Deferred Taxes	$7,924,025	$19,390,631

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

EBDDT is calculated by adding depreciation, amortization, and change in deferred income tax to net income, as they represent non-cash charges. EBDDT is not a measure of operating results or cash flows from operating activities as defined by U.S. generally accepted accounting principles. Further, EBDDT is not necessarily indicative of cash availability to fund cash needs and should not be considered as an alternative to cash flow as a measure of liquidity. We believe, however, that EBDDT provides relevant information about operations and is useful, along with net income, for an understanding of our operating results.

EBDDT totaled $7,924,025 for the year ended December 31, 2008. This EBDDT represented a 59% decrease from EBDDT of $19,390,631 posted for the 2007 fiscal year. The downturn was the result of the lower net income coupled with a reduction in the add-back for deferred taxes on the reduced real estate sales volume and the associated deferred tax gains. EBDDT for 2008 included a reduction for deferred income taxes of $780,125 associated with increased pension liabilities charged to shareholders’ equity.

RESULTS OF OPERATIONS

2008 Compared to 2007

REAL ESTATE OPERATIONS

REAL ESTATE SALES

During calendar year 2008, 24 acres of land were sold, all of which were for commercial uses. These sales consisted of 22 acres of uplands and 2 acres of wetlands and generated total revenues and profits from real estate sales of $4,565,599 and $2,972,030, respectively. The average sales price per acre of upland acres sold was $191,390 for the year. Revenues and profits from real estate sales were down significantly when compared to the revenues totaling $25,947,800 and profits of $19,013,088 generated during 2007 on the sale of 486 acres of land, of which 263 acres were upland acres. Sales during 2007 included the charitable contribution of 25 acres of land at a value of $1,500,000 and $1,900,000 of impact fee credits. The average sales price of commercial acreage was $229,675 per upland acre during 2007 with the price of residential acres sold averaging $47,087 per upland acre. Costs and expenses from real estate sales declined substantially in 2008 compared to 2007 on the significant volume decrease. Costs and expenses in 2007 also included higher costs associated with both the charitable contribution and impact fee credits.

INCOME PROPERTIES

Income properties produced a profit of $7,337,494 on revenues totaling $9,235,775 for the twelve months of 2008. These profits and revenues represented increases of 5% and 6%, respectively, when compared to the prior year. The increases were primarily generated on the April 2008 addition of the Harris Teeter supermarket located in Charlotte, North Carolina. During 2007 profits totaled $6,956,345 on revenues of $8,725,096.

GOLF OPERATIONS

Golf operations posted a loss of $1,843,094 during 2008, a 5% increase over the loss totaling $1,749,191 recorded in 2007. The increased loss was realized on a 9% decrease in revenues. Both golf and food and beverage activities contributed to the revenue decline as golf activities revenues fell 4% while revenues from food and beverage activities decreased 17%. The number of golf rounds played during 2008 was down 12% when compared to the prior year, with the average greens fee per round played increasing 6%. Revenues totaled $4,671,618 in 2008 and $5,160,070 in 2007. Partially offsetting the lower revenue was a 6% drop in costs and expenses, with costs and expenses totaling $6,514,712 in 2008 and $6,909,261 in the prior year. In addition to the reduced cost of sales associated with the lower volume, the decline in golf costs and expenses was also attributed to lower payroll costs, particularly related to golf activities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

GENERAL, CORPORATE, AND OTHER

Profits on sales of undeveloped real estate interests during 2008 totaled $1,369,696 on the release of mineral surface entry rights on 1,344 acres of land. In 2007, the release of mineral surface entry rights on 4,049 acres generated profits of $2,579,827.

During 2008, interest and other income totaled $712,496 and represented a 7% gain over the interest and other income of $663,231 recorded in calendar year 2007. Higher interest earned on increased balances from mortgage notes receivable, from year-end 2007 land sales, and $100,000 of income from the capture of a deposit on a canceled land sales transaction accounted for this gain. Partially offsetting these items was lower interest earned on investment securities.

General and administrative expenses decreased 54% for calendar year 2008 to $2,812,803. The significant variance was primarily the result of a $3,308,442 net change in stock option expenses resulting from a decrease in the price of our stock in 2008 and an increase in stock price during 2007. Somewhat offsetting the decrease in general and administrative expenses were higher legal and other costs related to shareholder relations. These costs approximated $273,000 during 2008. General and administrative expenses totaled $6,170,242 during 2007.

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

We also use Earnings before Depreciation, Amortization, and Deferred Taxes (EBDDT) as a performance measure. The Company’s strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

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

EBDDT totaled $19,390,631 for the year ended December 31, 2007. This EBDDT represented a decrease of 10% from the EBDDT of $21,626,683 for the 2006 fiscal year. The downturn is not only the result of lower net income, but also a reduction in the add-back for deferred taxes. The add-back for deferred taxes declined as some gains from real estate transactions were not deferred for tax purposes, as they did not meet the criteria established by the tax code, or we were unable to identify properties which met our reinvestment criteria.

RESULTS OF OPERATIONS

2007 Compared to 2006

REAL ESTATE OPERATIONS

REAL ESTATE SALES

The sale of 486 acres of land, consisting of 263 upland acres and 223 wetland acres, during calendar year 2007, including the charitable contribution of 25 acres of land valued at $1,500,000, produced revenues and profits of $25,947,800 and $19,013,088, respectively. Also included in sales was the sale of $1,900,000 of impact fee credits. These revenues and profits represented downturns of 10% and 13%, respectively, when compared to 2006 twelve-month results. The average sales price of commercial acreage was $229,675 per upland acre during the year with the price for residential acres sold averaging $47,087 per upland acre. Costs and expenses rose substantially during the period due to the higher cost basis associated with both the charitable contribution and impact fees. The sale of 213 acres of property during 2006 produced profits totaling $21,811,380 on revenues of $28,941,749. Profits from real estate sales during 2006 also included the recognition of profits, totaling $4,780,000, which had previously been deferred in 2005 due to post-closing obligations. Average sales prices per upland acre were $139,389 and $100,000 for commercial and residential acreages, respectively.

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

GOLF OPERATIONS

Golf operations posted a loss of $1,749,191 during the 2007 year. This loss represented an increase of 18% when compared to losses of $1,477,892 recorded for the prior year. Revenues realized were down 1% to $5,160,070 for the period from $5,210,725 in 2006. The revenue decrease was attributed to both golf and food and beverage activities with each declining 1%. The number of golf rounds played during 2007 was in line with the prior year, while the average rate per round played fell 3%. Golf operations costs and expenses rose 3% for the twelve-month period to $6,909,261. The higher expenses were principally associated with increased golf course maintenance expense and food and beverage payroll costs. Golf costs and expenses totaled $6,688,617 for the year ended December 31, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

GENERAL, CORPORATE, AND OTHER

During 2007, profit on sales of other real estate interests totaled $2,579,827 on the release of mineral surface and subsurface entry rights on 4,049 acres. The release of surface and subsurface entry rights on 610 acres during 2006 produced profits of $679,315.

Interest and other income rose 16%, to $663,231 in the twelve months of 2007, when compared to interest and other income of $573,735 recorded during 2006. Higher interest on investment securities and mortgage notes receivable, on higher outstanding balances, was offset by lower interest earned on funds held by an intermediary for reinvestment through the like-kind exchange process.

General and administrative expenses totaling $6,170,242 for 2007 represented a 10% decrease from the costs amounting to $6,819,371 in the prior year. Lower stock option expenses, due to our lower stock price, accounted for this decline. Offsetting the decrease in stock option expense were higher legal fees, primarily associated with Securities and Exchange Commission compliance, and pension and other post-retirement benefit costs.

The effective income tax rate approximated 36% in 2007 and 35% in calendar year 2006. Both rates were somewhat lower than our typical effective income tax rate approximating 38%. The lower tax rates are associated with the utilization and/or the release of valuation allowances associated with charitable contributions. Charitable contributions of land to qualified organizations were made in 2006 and 2007. As we have reasonable assurance that we will generate taxable income to utilize a portion of these income tax deductions over the five-year carryforward period, the contributions result in positive adjustments to the income tax provision for both periods. A valuation allowance has been established for the portion of the deductions we project we will not be able to utilize.

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, and investment securities totaled $6,112,420 at December 31, 2008, a decrease of $15,332,050 from the $21,444,470 balance held at year-end 2007. These funds were primarily used for development and construction activities, the continued conversion of our timber lands to hay, and the payment of dividends and income taxes, in addition to the approximate $9,700,000 purchase of the Harris Teeter income property in Charlotte, North Carolina. Construction and development activities, which approximated $7,100,000 during the year, included the construction of two roads on our core lands adjacent to LPGA Boulevard, completion of the 31,000 square-foot flex office space complex in Gateway Commerce Center, and the commencement of construction on the 23,000 square-foot “Class A” office building. These office buildings are intended to be held in our income property portfolio. Costs for the clearing and planting of lands for hay totaled approximately $3,300,000, with dividends of $2,290,835 paid, equivalent to $.40 per share, and income taxes totaling $3,353,343 paid.

Besides cash and maturing investment securities, funds during the year were provided by operating activities and existing financing sources. At December 31, 2008 our $20.0 million unsecured revolving line of credit had an outstanding balance of $2,017,895.

Capital expenditures for 2009 are projected to approximate $9.5 million, net of reimbursements from development partners. These expenditures include the completion of road construction and the “Class A” office building, tenant improvements, and the continuation of the conversion of timber lands to hay. Also included in capital requirements during 2009 is the acquisition of property through Internal Revenue Code Section 1033 involuntary conversion under threat of condemnation tax deferral provisions. We plan to reinvest $8.5 million by year-end 2009 through this process.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At the end of 2008, the Company focused its efforts on obtaining federal stimulus dollars to extend Dunn Avenue, a major east west thoroughfare bridging Interstate 95, and provide improved access to Company lands. Subsequent to year end, the Company reached a conceptual agreement with the City of Daytona Beach and the County of Volusia on a cost sharing agreement that will allow the use of federal funds to build this road project. This cost sharing agreement will reduce capital expenditures that the Company, as well as the City of Daytona Beach and the County of Volusia, might have otherwise been required to make to construct Dunn Ave.

Capital to fund the planned expenditures in 2009 is expected to be provided from cash and investment securities (as they mature), operating activities, and financing sources that are currently in place, including the $20 million revolving line of credit.

We also believe that we have the ability to borrow on a non-recourse basis against our existing income properties, which are all free of debt as of the date of this filing. As additional funds become available through qualified sales, we expect to invest in additional real estate opportunities.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect the repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. The repurchase plan will be funded through reduced dividend payments in the future, and we have no plans to increase debt to fund the repurchase plan. Through March 10, 2009, 4,660 shares had been repurchased at a total cost of $104,648.

Our Board of Directors and management continually review the allocation of any excess capital with the goal of providing the highest return for all shareholders over the long term. The reviews consider various alternatives, including increasing or decreasing regular dividends, declaring special dividends, repurchasing stock, and retaining funds for reinvestment, including road development and hay conversion of timber lands. The Board of Directors has reaffirmed its support for the continuation of the 1031 tax- deferred exchange strategy for investment of agricultural land sales proceeds, self-development of income properties, and development of infrastructure on company-owned lands.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have various contractual obligations which are recorded as liabilities in our consolidated financial statements. Other items, such as certain development obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments on an undiscounted basis at December 31, 2008, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

PAYMENT DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	$	$	$	$	$
Long-Term Debt Obligations	10,095,446	762,798	3,543,073	5,789,575	—
Operating Leases Obligations	17,412,012	688,928	1,273,745	1,249,339	14,200,000
Development Obligations	2,988,535	2,988,535	—	—	—

Total	30,495,993	4,440,261	4,816,818	7,038,914	14,200,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CRITICAL ACCOUNTING POLICIES

The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”). We recognize revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS No. 66, or we retain continuing involvement with the property. A majority of our land sales contracts contain an anti-speculation clause. This clause requires the buyer to begin construction of their project within a specified period of time. If this requirement is not met, we have the right, but not the obligation, to repurchase the property at its original sales price.

All transactions closed in 2008 and 2007 met the criteria established by SFAS No. 66, and no income was deferred from the transactions at December 31, 2008.

During 2006, we closed two transactions for which we had post-closing obligations to provide off-site utilities and/or road improvements. Full cash payment was received at closing, and warranty deeds were transferred and recorded. The sales contracts do not provide any offsets, rescission, or buy-back if the improvements are not made. On one of the transactions, all of the obligated improvements were completed prior to December 31, 2006, and no revenues or profits were deferred as of that date. Post-closing obligations still existed at December 31, 2006, on the second contract, and in accordance with SFAS No. 66, revenues and profits of $291,498 and $250,701, respectively, were deferred at that time. During 2006, revenues and profits of $5,304,246 and $5,032,240, respectively, were recognized as obligations that were completed on four transactions which were closed in 2005, and deferred in accordance with SFAS No. 66. At December 31, 2006, continuing obligations still existed on two transactions which closed in 2005 with revenues and profits of $375,753 and $312,766 deferred, respectively. Total profits deferred at December 31, 2006, amounted to $563,467. During 2007, all post-closing obligations were completed, and the $563,467 of profits deferred at December 31, 2006, was recognized during 2007.

We acquire income properties with long-term leases in place. Upon acquisition, the portion of the purchase price, which represents the market value associated with the lease, is allocated to an intangible asset. The amount of the intangible asset represents the cost of replacing the tenant should the lease be discontinued. Factors such as vacancy period, tenant improvements, and lease commissions, among others, are considered in calculating the intangible asset. The intangible asset is amortized over the remaining life of the lease at the time of acquisition. At December 31, 2008, the intangible asset associated with the income properties totaled $5,009,819 net of amortization of $1,586,721. At December 31, 2007 and 2006 the intangible assets totaled $4,717,699 and $5,102,649, respectively. These amounts were net of amortization of $1,174,356 and $788,410 for 2007 and 2006, respectively.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reviewed the recoverability of long-lived assets, including real estate development, income properties, and other property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may or may not be recoverable. Long-lived assets are evaluated for impairment by using an undiscounted cash flow approach which considers future estimated capital expenditures. Impairment on long-lived assets is measured at fair value by estimating discounted future operating cash flow and sales price, less cost to sell. There has been no impairment of long-lived assets reflected in the consolidated financial statements.

At the time our debt was refinanced in 2002, we entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that we can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates

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

We measure the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability. This measure resulted in no ineffectiveness for the three years ended December 31, 2008. A liability in the amount of $947,765 and $545,286 at December 31, 2008 and 2007, respectively, has been established on our balance sheet. The change in fair value, net of applicable taxes, in the cumulative amount of $582,165 and $334,942 at December 31, 2008 and 2007, respectively, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

We maintain a stock option plan pursuant to which 500,000 shares of our common stock may be issued. The current Plan was approved at the April 25, 2001 Shareholders’ meeting. Under the Plan, the option exercise price equals the stock market price on the date of grant. The options generally vest over five years and all expire after ten years. The Plan provides for the grant of (1) incentive stock options, which satisfy the requirements of Internal Revenue Code (IRC) Section 422, and (2) non-qualified options, which are not entitled to favorable tax treatment under IRC Section 422. No optionee may exercise incentive stock options in any calendar year for shares of common stock having a total market value of more than $100,000 on the date of grant (subject to certain carryover provisions).

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

On January 1, 2006, we adopted SFAS No. 123R, “Share Based Payment” (“SFAS 123R”), by using the modified prospective method of adoption. SFAS No. 123R requires the classification of share-based payment arrangements as liability or equity instruments.

Both our stock options and stock appreciation rights are liability classified awards under SFAS No. 123R and are required to be remeasured to fair value at each balance sheet date until the award is settled. For liability classified awards, SFAS No. 123R requires an entity to remeasure the liability from its intrinsic value to its fair value on the adoption date, as the cumulative effect of change in accounting principle, net of any related tax effect. We remeasured the value of its stock options and stock appreciation rights as of January 1, 2006, which resulted in a cumulative effect of change in accounting principle, net of tax, totaling $216,093. Upon adoption of SFAS No. 123R, we also reclassified to liabilities the January 1, 2006, fair value of its stock options, which had been classified within shareholders’ equity in the amount of $3,074,749.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rates. The objective of our asset management activities is to provide an adequate level of liquidity to fund operations and capital expansion, while minimizing market risk. We utilize overnight sweep accounts and short-term investments to minimize the interest rate risk. We do not actively invest or trade in equity securities. We do not believe that its interest rate risk related to cash equivalents and short-term investments is material due to the nature of the investments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

We manage our debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. We are primarily exposed to interest rate risk on our $8,000,000 ($6,532,420 outstanding at December 31, 2008) long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, we entered into an interest rate swap agreement during the second quarter of 2002. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would not materially affect our financial position, results of operations, or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements appear beginning on page F-1 of this report. See Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our accountants on accounting and financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by rules 13(a)-15 and 15(d)-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In conducting this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company has maintained effective internal control over financial reporting as of December 31, 2008. The report of the independent registered accounting firm that audited the financial statements included in this Annual Report on Form 10-K is incorporated herein at Item 15.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be set forth herein, except for the information included under the heading “Executive Officers of the Registrant” below, is included in the Company’s definitive proxy statement for its 2009 annual shareholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2008 (the “Proxy Statement”), which sections are incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages at January 31, 2008, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

William H. McMunn, 62, Chairman of the Board since April 2008, president of the Company since January 2000, and chief executive officer since April 2001. Executive officer since 2000.

Bruce W. Teeters, 63, senior vice president-finance and treasurer, since January 1988. Executive officer since 1988.

All of the above are elected annually as provided in the Company’s By-laws.

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

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Plan Category
Equity Compensation Plans Approved by Security Holders:	226,000	$58.11	55,000
Equity Compensation Plans not Approved by Security Holders:	—	—	—

TOTAL	226,000	$58.11	55,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Continued)

The other information required to be set forth herein is included in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be set forth herein is included in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be set forth herein is included in the Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

2. FINANCIAL STATEMENT SCHEDULES

Included in Part IV on Form 10-K:

Schedule III—Real Estate and Accumulated Depreciation

Other Schedules are omitted because of the absence of conditions under which they are required, materiality, or because the required information is given in the financial statements or notes thereof.

3. EXHIBITS

See Index to Exhibits on page 32 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO. (Registrant)

03/12/09	By:	/s/ WILLIAM H. MCMUNN
William H. McMunn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

3/12/09	President and Chief Executive Officer (Principal Executive Officer) Chairman of the Board, and Director	/s/ WILLIAM H. MCMUNN

3/12/09	Senior Vice President-Finance, Treasurer (Principal Financial and Accounting Officer)	/s/ BRUCE W. TEETERS

3/12/09	Director	/s/ JOHN C. ADAMS, JR.

3/12/09	Director	/s/ WILLIAM J. VOGES

3/12/09	Director	/s/ GERALD L. DEGOOD

3/12/09	Director	/s/ WILLIAM L. OLIVARI

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

COMMISSION FILE NO. 0-5556

CONSOLIDATED-TOMOKA LAND CO.

(Exact name of registrant as specified in the charter)

EXHIBIT INDEX

Page No.
(3.1)	Articles of Incorporation of CTLC, Inc. dated February 26, 1993, and Amended Articles of Incorporation dated March 30, 1993, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, and incorporated by this reference.	*

(3.2)	Amended Restated By-laws of Consolidated-Tomoka Land Co., as amended and restated on February 27, 2009, as Exhibit 3.2 to the registrants’ Current Report on Form 8-K filed March 4, 2009, and incorporated by this reference.	*

10	Material Contracts:

(10.3)	The Consolidated-Tomoka Land Co. 2001 Stock Option Plan effective April 25, 2001, filed with the registrant’s Registration Statement on Form S-8 filed on June 20, 2001 and incorporated by this reference (File No. 333-63400).	*

(10.4)	Lease Agreement dated August 28, 1997, between the City of Daytona Beach and Indigo International Inc., a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed with the registrants Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated by this reference.	*

(10.5)	Development Agreement dated August 18, 1997 between the City of Daytona Beach and Indigo International Inc., a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated by this reference.	*

(10.6)	Master Loan and Security Agreement between Consolidated-Tomoka Land Co. and SunTrust Bank dated July 1, 2002, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated by this reference.	*

(10.7)	Amendment dated March 29, 2007 to Master Loan and Security Agreement dated May 31, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s Current Report on Form 8-K on April 3, 2007, and incorporated by this reference.	*

(10.8)	Master Loan and Security Agreement between Consolidated-Tomoka Land Co. and SunTrust Bank dated May 31, 2002, filed with the registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated by this reference.	*

(10.9)	Amendment dated March 29, 2007 to Master Loan and Security Agreement dated July 1, 2002, between Consolidated-Tomoka Land Co., and SunTrust Bank, filed with the registrant’s Current Report on Form 8-K on April 3, 2007, and incorporated by this reference.	*

(10.10)	International Swap Dealers Association, Inc. Master Agreement dated April 8, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated by this reference.	*

(10.11)	Confirmation of Interest Rate Transaction dated April 9, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated by this reference.	*

(10.12)	Form of Stock Option and SAR Agreement under the Consolidated-Tomoka Land Co. 2001 Stock Option Plan filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated by this reference.	*

(10.13)	Annual Executive Cash Bonus Criteria, approved and adopted January 28, 2009, filed with the registrant’s Current Report on Form 8-K on February 3, 2009, and incorporated by this reference.	*

EXHIBIT INDEX (CONTINUED)

Page No.

(21)	Subsidiaries of the Registrant.

(23.2)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	- Incorporated by Reference

CONSOLIDATED-TOMOKA LAND CO.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Consolidated-Tomoka Land Co.:

We have audited the accompanying consolidated balance sheets of Consolidated-Tomoka Land Co. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Consolidated-Tomoka Land Co.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Orlando, Florida

March 12, 2009

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Consolidated-Tomoka Land Co.:

We have audited Consolidated-Tomoka Land Co.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 12, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Orlando, Florida

March 12, 2009

Certified Public Accountants

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
Assets
Cash	$388,787	$863,826
Restricted Cash (Note 1)	462,765	10,387,550
Investment Securities (Note 3)	5,260,868	10,193,094
Notes Receivable (Note 5)	4,153,693	5,164,421
Land and Development Costs (Note 6)	18,973,138	15,654,456
Intangible Assets (Note 1)	5,009,819	4,717,699
Other Assets	6,048,126	7,899,810

	40,297,196	54,880,856

Property, Plant, and Equipment
Land, Agriculture and Subsurface Interests	12,643,391	7,793,594
Golf Buildings, Improvements, and Equipment	11,750,711	11,713,046
Income Properties: Land, Buildings, and Improvements	116,517,534	104,819,695
Other Furnishings and Equipment	3,207,845	2,910,009
Construction in Process	1,217,549	—

Total Property, Plant, and Equipment	145,337,030	127,236,344
Less Accumulated Depreciation and Amortization	(12,488,163)	(10,284,670)

Net Property, Plant, and Equipment	132,848,687	116,951,674

Total Assets	$173,146,063	$171,832,530

Liabilities
Accounts Payable	$706,095	$452,090
Accrued Liabilities	7,204,749	7,081,179
Accrued Stock Based Compensation (Note 10)	1,190,725	3,277,821
Pension Liability (Note 8)	3,127,230	1,602,996
Income Taxes Payable (Note 4)	1,236,206	3,058,049
Deferred Income Taxes (Note 4)	33,316,436	32,882,399
Notes Payable (Note 7)	8,550,315	6,807,388

Total Liabilities	55,331,756	55,161,922

Shareholders’ Equity
Preferred Stock—50,000 Shares Authorized, $100 Par Value; None Issued	—	—
Common Stock—25,000,000 Shares Authorized; $1 Par Value; 5,727,515 and 5,725,806 Shares Issued and Outstanding at December 31, 2008 and 2007, respectively	5,727,515	5,725,806
Additional Paid-In Capital	5,217,955	5,130,574
Retained Earnings	109,556,103	107,012,038
Accumulated Other Comprehensive Loss	(2,687,266)	(1,197,810)

Total Shareholders’ Equity	117,814,307	116,670,608

Total Liabilities and Shareholders’ Equity	$173,146,063	$171,832,530

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Calendar Year
	December 31, 2008	December 31, 2007	December 31, 2006
Income:
Real Estate Operations:
Real Estate Sales (Note 1)
Sales and Other Income	$4,565,599	$25,947,800	$28,941,749
Costs and Other Expenses	(1,593,569)	(6,934,712)	(7,130,369)

	2,972,030	19,013,088	21,811,380

Income Properties
Leasing Revenues and Other Income	9,235,775	8,725,096	8,183,729
Costs and Other Expenses	(1,898,281)	(1,768,751)	(1,460,712)

	7,337,494	6,956,345	6,723,017

Golf Operations
Sales and Other Income	4,671,618	5,160,070	5,210,725
Costs and Other Expenses	(6,514,712)	(6,909,261)	(6,688,617)

	(1,843,094)	(1,749,191)	(1,477,892)

Total Real Estate Operations	8,466,430	24,220,242	27,056,505

Profit on Sales of Other Real Estate Interests	1,369,696	2,579,827	679,315
Interest and Other Income	712,496	663,231	573,735

Operating Income	10,548,622	27,463,300	28,309,555
General and Administrative Expenses	(2,812,803)	(6,170,242)	(6,819,371)

Income from Continuing Operations Before Income Taxes	7,735,819	21,293,058	21,490,184
Income Taxes (Note 4)	(2,900,919)	(7,760,220)	(7,486,245)

Income Before Discontinued Operations and Cumulative Effect of Change in Accounting Principles	4,834,900	13,532,838	14,003,939
Income from Discontinued Operations, Net of Tax	—	—	240,476
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	(216,093)

Net Income	$4,834,900	$13,532,838	$14,028,322

Per Share Information (Note 11):
Basic Income Per Share
Income Before Discontinued Operations and Cumulative Effect of Change in Accounting Principles	$0.84	$2.37	$2.47
Income from Discontinued Operations, Net of Tax	—	—	0.04
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	(0.04)

Net Income	$0.84	$2.37	$2.47

Diluted Income Per Share
Income Before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	$0.84	$2.36	$2.46
Income from Discontinued Operations, Net of Tax	—	—	0.04
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	(0.04)

Net Income	$0.84	$2.36	$2.46

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income (Loss)
Balance, December 31, 2005	$5,667,796	$4,168,865	$85,435,246	$(304,020)	$94,967,887
SAB 108 Adjustment to Retained Earnings	—	—	(1,879,958)	—	(1,879,958)
Net Income	—	—	14,028,322	—	14,028,322	$14,028,322
Other Comprehensive Income (Loss):
Cash Flow Hedging
Derivative (Net of Tax of $56,643)	—	—	—	90,195	90,195	90,195
Pension
Transition Obligation (Net of Tax of $14,642)	—	—	—	23,315	23,315	23,315
Prior Service Cost (Net of Tax of $54,392)	—	—	—	(86,611)	(86,611)	(86,611)
Actuarial Net Loss (Net of Tax of $439,284)	—	—	—	(699,497)	(699,497)	(699,497)

Comprehensive Income						$13,355,724

Stock Options:
Exercise of Liability Classified Stock Options	25,211	1,536,631	—	—	1,561,842
Adoption of SFAS No. 123R Reclassification of Liability Based Plan	—	(3,074,748)	—	—	(3,074,748)
Cash Dividends ($.34 per share)	—	—	(1,933,440)	—	(1,933,440)

Balance December 31, 2006	$5,693,007	$2,630,748	$95,650,170	$(976,618)	$102,997,307

Net Income	—	—	13,532,838	—	13,532,838	$13,532,838
Other Comprehensive Income (Loss):
Cash Flow Hedging
Derivative (Net of Tax of $76,061)				(121,117)	(121,117)	(121,117)
Pension:
Transition Obligation (Net of Tax of $2,888)	—	—	—	(4,599)	(4,599)	(4,599)
Prior Service Cost (Net of Tax $8,185)	—	—	—	13,033	13,033	13,033
Actuarial Net Loss (Net of Tax $68,144)	—	—	—	(108,509)	(108,509)	(108,509)

Comprehensive Income						$13,311,646

Exercise of Liability Classified Stock Options	32,799	2,499,826	—	—	2,532,625
Cash Dividends ($.38 per share)	—	—	(2,170,970)	—	(2,170,970)

Balance December 31, 2007	$5,725,806	$5,130,574	$107,012,038	$(1,197,810)	$116,670,608
Net Income	—	—	4,834,900	—	4,834,900	$4,834,900
Other Comprehensive Income (Loss):
Cash Flow Hedging
Derivative (Net of Tax of $155,256)	—	—	—	(247,223)	(247,223)	(247,223)
Pension:
Transition Obligation (Net of Tax of $2,888)	—	—	—	(4,599)	(4,599)	(4,599)
Prior Service Cost (Net of Tax of $8,185)	—	—	—	13,033	13,033	13,033
Actuarial Net Loss (Net of Tax of $785,419)	—	—	—	(1,250,667)	(1,250,667)	(1,250,667)

Comprehensive Income						$3,345,444

Exercise of Liability Classified Stock Options	1,709	87,381	—	—	89,090
Cash Dividends ($.40 per share)	—	—	(2,290,835)	—	(2,290,835)

Balance, December 31, 2008	$5,727,515	$5,217,955	$109,556,103	$(2,687,266)	$117,814,307

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Calendar Year
	December 31, 2008	December 31, 2007	December 31, 2006
Cash Flow from Operating Activities:
Net Income	$4,834,900	$13,532,838	$14,028,322
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,655,088	2,466,981	2,265,848
Loss (Gain) on Sale of Property, Plant, and Equipment	13,357	219,690	(436,971)
Deferred Income Taxes	434,037	3,390,812	6,513,130
Stock Based Compensation	(1,966,781)	1,341,661	2,948,074
(Increase) Decrease in Assets:
Notes Receivable	1,010,728	(4,464,421)	(700,000)
Land and Development Costs	(3,318,682)	(596,116)	(5,915,789)
Other Assets	1,851,684	(2,330,205)	(364,190)
(Decrease) Increase in Liabilities:
Accounts Payable	254,005	284,712	(81,320)
Accrued Liabilities, Accrued Stock Based Compensation and Pension Liability	158,348	713,861	302,721
Deferred Profit	—	(563,467)	(4,781,539)
Income Taxes Payable	(1,821,843)	3,058,049	(5,157,171)

Net Cash Provided by Operating Activities	4,104,841	17,054,395	8,621,115

Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment	(18,153,273)	(5,614,256)	(16,069,004)
Intangible Assets	(704,485)	—	(858,808)
Decrease (Increase) in Restricted Cash for Acquisitions Through the Like-Kind Exchange Process	9,924,785	(9,201,588)	6,654,205
Proceeds from Calls or Maturities of Investment Securities	15,725,687	26,087,013	19,430,625
Acquisition of Investment Securities	(10,793,461)	(24,499,902)	(16,869,733)
Proceeds from Disposition of Property, Plant, and Equipment	—	—	1,630,205

Net Cash Used In Investing Activities	(4,000,747)	(13,228,733)	(6,082,510)

Cash Flow from Financing Activities:
Proceeds from Notes Payable	12,745,000	4,965,000	6,392,000
Payments on Notes Payable	(11,002,073)	(5,219,143)	(6,628,062)
Cash Proceeds from Exercise of Stock Options	5,090	16,762	22,725
Cash Used to Settle Stock Appreciation Rights	(36,315)	(1,291,749)	(780,706)
Dividends Paid	(2,290,835)	(2,170,970)	(1,933,441)

Net Cash Used In Financing Activities	(579,133)	(3,700,100)	(2,927,484)

Net Increase (Decrease) in Cash	(475,039)	125,562	(388,879)
Cash, Beginning of Year	863,826	738,264	1,127,143

Cash, End of Year	$388,787	$863,826	$738,264

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental Disclosure of Operating Activities:

In connection with the sale of real estate and income properties, and the release of subsurface entry rights, the Company received, as consideration, notes receivable of $4,464,421, and $700,000 for the years 2007 and 2006, respectively. There were no notes receivable taken as consideration in 2008.

Total interest paid was $537,077, $514,021, and $543,242 for the years 2008, 2007, and 2006, respectively. Interest paid included interest of $185,503, $119,418, and $133,948 capitalized to land, development and construction in process in 2008, 2007, and 2006, respectively.

Income taxes of $3,353,343, $1,134,784, and $5,510,478, were paid in 2008, 2007, and 2006, respectively.

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

December 31, 2008, 2007, and 2006

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Consolidated-Tomoka Land Co., a Florida corporation, and its wholly owned subsidiaries: Indigo Group Inc., Indigo Group Ltd., Indigo International Inc., Indigo Development Inc., Indigo Commercial Realty Inc., W. Hay Inc., W. Hay LLC, and Palms Del Mar Inc. (collectively, the Company). In January 2009, Indigo Development Inc. and Indigo International Inc. were converted to limited liability companies and are now known as Indigo Development LLC and Indigo International LLC, respectively. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Because of the adverse market conditions that currently exist in the Florida and national real estate markets, and financial and credit markets, it is possible that the estimates and assumptions, most notable with the Company’s investment in investment securities, income properties, and its pension liability, could change materially during the time span associated with the continued weakened state of these real estate markets and financial markets.

RESTRICTED CASH

The Company’s qualified intermediary held $462,765 and $10,387,550 in escrow, for the benefit of the Company at December 31, 2008 and 2007, respectively, to complete the purchase of income properties through the deferred tax like-kind exchange process.

In the event that such transactions are not completed, the funds held at December 31, 2008, will become unrestricted and deferred income taxes in the amount of $177,606, on the like-kind transactions will become currently payable.

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable primarily consist of mortgage notes receivables from land sales and rent receivables from income properties. The impairment of these receivables is determined based on a review of specifically identified accounts using judgments which are made with respect to the collectability of the receivable based on historical experience and current economic trends. In determining impairment on notes receivable the Company also evaluates the property which supports the mortgage note. The accrual of interest on the notes receivable is stopped at the time it is determined collection of the receivable is unlikely. Actual losses could differ from those estimates.

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Interest of $96,638, $119,418, and $133,948 was capitalized to land and development during 2008, 2007, and 2006, respectively.

INTANGIBLE ASSETS

Intangible assets consist of the in-place lease value associated with single-tenant income properties owned by the Company. This in-place lease value was determined by estimating the cost of replacing the lease should it not be in-place. Factors, such as foregone rent and leasing commissions among others, are taken into account to determine the in-place lease value. This value is amortized over the remaining term of the lease at the time the properties are purchased. At December 31, 2008, the in-place lease value totaled $5,009,819, at December 31, 2007, the in-place lease value totaled $4,717,699, which is net of amortization of $1,586,721 for 2008, and net of amortization of $1,174,356 for 2007.

The estimated amortization expense for each of the calendar years 2009-2013 is $421,170. The weighted average amortization period of the in place lease value is 17 years.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is taken into income. Subsurface interests are included in property, plant, and equipment with no net cost basis at December 31, 2008. The amount of depreciation and amortization of property, plant, and equipment, exclusive of amortization related to intangible assets, recognized for the years 2008, 2007, and 2006, was $2,242,724, $2,081,030, and, $1,918,741, respectively.

The range of estimated useful lives for property, plant, and equipment is as follows:

Golf Buildings and Improvements	10-43 Years
Golf Equipment	5-10 Years
Income Properties Buildings and Improvements	40 Years
Other Furnishings and Equipment	5-25 Years
Agriculture Equipment	5-10 Years

LONG-LIVED ASSETS

The Company has reviewed the recoverability of long-lived assets, including real estate held for development and sale, and property, plant, and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are evaluated for impairment by using an undiscounted cash flow approach which considers future estimated capital expenditures. Impairment on long-lived assets is measured at fair value by estimating discounted future operating cash flow and sales price, less cost to sell. There has been no impairment of long-lived assets reflected in the consolidated financial statements for the three years ended December 31, 2008.

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SALE OF REAL ESTATE

The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate,” (“SFAS No. 66”). The Company recognizes revenue from the sale of real estate at the time the sale is consummated, unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS No. 66, or the Company retains some form of continuing involvement in the property.

The Company closed two transactions in 2006, which the Company had post-closing obligations to provide off-site roads and/or utilities. In both cases, full cash payment was received at closing, and a warranty deed was transferred and recorded. Neither of the sales contracts provided any offsets, rescission, or buy-back if the improvements were not made. As the Company retained some continuing involvement with the properties, according to SFAS No. 66, a portion of the revenues and profits on the sales were deferred. The transactions were accounted for on the percentage-of-completion method with revenues and profits recognized as costs were incurred. No revenues or profits were deferred for the years ended December 31, 2008 and 2007. For the year ended December 31, 2006, revenues and profits of $330,407 and $289,196 were deferred, respectively. There was no deferred profit remaining on the balance sheet at December 31, 2008 and 2007.

INCOME PROPERTIES

The rental of the Company’s income properties generally are classified as operating leases. The Company recognizes lease income on these properties on a straight-line basis over the term of the lease.

OPERATING LEASE EXPENSE

The Company leases property and equipment under leases, which are classified as operating leases. The Company recognizes lease expense on a straight-line basis over the term of the lease.

GOLF OPERATIONS

The Company operates two golf courses and a clubhouse facility, including food and beverage operations. Revenues from this operation, including greens fees, cart rentals, merchandise, and food and beverage sales, are recognized at the time of sale. Initiation fees and membership dues are recognized over the life of the membership.

OTHER REAL ESTATE INTERESTS

The Company owns full or fractional subsurface oil, gas, and mineral interest in approximately 516,000 “surface” acres of land owned by others in various parts of Florida, equivalent to approximately 283,000 acres in terms of full interest. The Company leases its interest to mineral exploration firms for exploration. Leases on 800 acres have reached maturity; but, in accordance with their terms, are held by oil companies without annual rental payments because of producing oil wells, from which the Company receives royalties. Revenues are recognized at the time the Company receives the royalty payment.

From time to time the Company will release surface or subsurface entry rights upon request of the surface owner. The Company recognizes revenue from the release at the time the transaction is consummated, unless the property is released under a deferred payment plan and the initial payment does not meet the criteria establish under SFAS No. 66, the Company retains some form of continuing involvement in the property, or the transaction does not meet other requirements under SFAS No. 66.

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

UNFUNDED DEFERRED COMPENSATION PLANS

The Company maintains two unfunded deferred compensation plans. One plan is established for the Board of Directors of the Company, with the second plan established for the officers and key employees of the Company. Under the plans, any member of the Board of Directors, officer or key employee may elect to defer all or a portion of their compensation. The amount of deferred compensation shall increase annually by an amount which is equal to interest on the deferred compensation at the rate of return earned by the Company on its investment securities. Compensation credited to a participant shall be deferred until such participant ceases to be a member of the Board of Directors, officer, or key employee, at which time the amounts accumulated shall be distributed in the manner elected. The plans are non-qualified plans as defined by the Internal Revenue Service. The amount of deferred compensation reflected in accrued liabilities on the consolidated balance sheets at December 31, 2008 and 2007, was $2,080,311 and $1,899,070, respectively. Deferred compensation expense for the three years ended December 31, 2008, was $152,102, $127,697, and $114,899, respectively.

PENSION

The Company has a funded, non-contributory defined benefit pension plan covering all eligible employees. The Company’s method of funding and accounting for pension costs is to fund and accrue all normal costs plus an amount necessary to amortize past service cost over a period of 30 years. (See Note 8 “Pension Plan”).

STOCK OPTIONS

The Company maintains a stock option plan (“the Plan”) pursuant to which 500,000 shares of the Company’s common stock may be issued. The Plan in place was approved at the April 25, 2001 shareholders’ meeting. Under the Plan, the option exercise price equals the stock market price on the date of grant. The options generally vest over five years and all expire after ten years. In connection with the grant of non-qualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock equal to a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise. The expenses associated with stock options and stock appreciation rights are recognized on a straight-line basis over their vesting period.

On January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) by using the modified prospective method of adoption. SFAS No. 123R requires the classification of share-based payment arrangements as liability or equity instruments. Both the Company’s stock options and stock appreciation rights are liability-classified awards and are required to be remeasured to fair value at each balance sheet date until the award is settled. (See Note 10 “Stock Option Plan”)

INCOME TAXES

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

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, investment securities, accounts receivables and notes receivable.

The largest of the Company’s income property tenants consist of CVS Corp. and Walgreen Co., which the Company considers good credit tenants. CVS Corporation revenues accounted for 13% of consolidated revenue during 2008, with Walgreen Co. accounting for 11% of consolidated revenue. The Company has diversified its income property tenant mix with Barnes & Noble, Lowe’s Home Improvement Center, Northern Tool & Equipment Co., RBC Centura Bank, Dick’s Sporting Goods, Harris Teeter, and Best Buy, as tenants.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The largest carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, and accounts payable at December 31, 2008 and 2007, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s notes receivable and notes payable approximates fair value at December 31, 2008 and 2007, since the notes are at floating rates or fixed rates, which approximate current market rates for notes with similar risks and maturities. The interest rate swap derivative is carried at its fair value at December 31, 2008 and 2007.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“Statement 159”). Statement 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value that are not currently required to be measured at fair value. If the fair value option is elected, changes in fair value would be recorded in earnings at each subsequent reporting date. The adoption of Statement 159 had no impact on the Company’s financial condition, results of operations or cash flows, as the fair value option was not elected by the Company.

On January 1, 2008, the Company adopted Statement No. 157, “Fair Value Measurement” (“Statement 157”). Statement 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The statement does not require any new fair value measures. The adoption of Statement 157 had no material impact on the financial condition, results of operations or cash flows of the Company. Based on the guidance provided by Financial accounting Standards Board (“FASB”) Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), we have only partially implemented the guidance promulgated under SFAS 157 as of January 1, 2008, which in our circumstances only affects financial instruments. SFAS 157 was not applied during 2008 to nonfinancial long-lived asset groups, as no measure of impairment was required. The Company will fully apply the provisions of SFAS 157 beginning January 1, 2009 and does not expect there to be a material impact on the financial statements. At the time the Company’s debt was refinanced in 2002, the Company entered into an interest rate swap agreement. The fair market value of the interest rate swap agreement was determined using Significant Other Observable Inputs (Level 2) under Statement 157. A financial model is used to determine the fair market value of the interest rate swap. The model estimates the expected cash flows discounted at the risk-free rate, using the treasury yield curve, plus the current market observable LIBOR interest rate spread to treasuries, adjusted for the credit risk of the Company. The Fair Market Value recorded on the Balance Sheet at December 31, 2008, was a liability of $947,765.

DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITY

The Company accounts for derivatives and hedging activity under Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133.”

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

The Company adopted SAB 108 in 2006, and in accordance with SAB 108 reduced beginning retained earnings for 2006 by $1,879,958, net of income tax of $1,180,617. SAB 108 also requires the adjustment of any prior quarterly financial statements in future SEC filings within the fiscal year of adoption for the effects of such misstatements on the quarters when the information is next presented.

The SAB 108 adjustment relates to golf operations’ lease expense and related depreciation of property under the lease. The misstatement originated in 1997 at the inception of the lease, which had not been accounted for on a straight-line basis.

ACCOUNTING STANDARDS

In December 2007, the FASB issued FASB Statement No. 141R, “Business Combinations” (“Statement 141R”) and FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment to ARB No. 51” (“Statement 160”). Statements 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of Statement 141R and Statement 160 will not have an impact on the Company’s results of operations and financial position.

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“The Staff Position”). The Staff Position holds that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6 and therefore should be included in computing earnings per share using the two-class method. The Staff Position is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. The Staff Position will not have an impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows, SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will make the appropriate disclosures upon adoption.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.

NOTE 2    DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company has classified the revenues and income of a former automobile dealer site, located in Daytona Beach, Florida, and sold on May 25, 2006, as discontinued operations.

Summary financial information for the operation is as follows:

For Year Ended December 31, 2006
Revenues	$—

Loss	(45,475)
Income Tax Benefit	17,542
Gain from Sale (Net Income Tax of $168,562)	268,409

Income from Discontinued Operations, Net of Tax	$240,476

NOTE 3    INVESTMENT SECURITIES

The Company accounts for investment securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This standard requires classification of the investment portfolio into three categories: held to maturity, trading, and available for sale.

The Company classifies as held to maturity those securities, which the Company has the intent and ability to hold through their stated maturity date. Investment securities, which are classified as held to maturity, are carried at cost, adjusted for amortization of premiums and accretion of discounts. Gains and losses are determined using the specific identification method. For the years ended December 31, 2008, 2007, and 2006, losses of $75,227, $74,519, and $143,107, respectively, were recognized on the disposition of investment securities.

NOTE 3    INVESTMENT SECURITIES (Continued)

Investment securities as of December 31, 2008 and 2007, are as follows:

	2008	2007
Investments Held to Maturity
Debt Securities Issued by States and Political Subdivisions of States	$5,131,624	$10,063,850
Preferred Stocks	129,244	129,244

Total Investments Held to Maturity	$5,260,868	$10,193,094

The contractual maturities of investment securities held to maturity are as follows:

Maturity Date	Amount
Within 1 year	$2,455,298
1-5 Years	1,428,448
6-10 Years	426,772
After 10 Years	950,350

$5,260,868

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity securities by major security type and class of security at December 31, 2008 and 2007, were as follows:

At December 31, 2008	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Debt Securities Issued by States and Political Subdivisions of States	$5,131,624	$3,134	$(168,460)	$4,966,298
Preferred Stocks	129,244	—	(32,642)	96,602

	$5,260,868	$3,134	$(201,102)	$5,062,900

At December 31, 2007	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Debt Securities Issued by States and Political Subdivisions of States	$10,063,850	$4,931	$(150,550)	$9,918,231
Preferred Stocks	129,244	—	(14,283)	114,961

	$10,193,094	$4,931	$(164,833)	$10,033,192

NOTE 3    INVESTMENT SECURITIES (Continued)

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007, respectively. The unrealized losses on investments in debt securities issued by states and political subdivisions of states were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

	Less than 12 Months		12 Months or More		Total
Held at December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Issued by States and Political Subdivisions of States	$1,102,920	$42,068	$2,714,872	$126,392	$3,817,792	$168,460
Preferred Stocks	—	—	96,602	32,642	96,602	32,642

	$1,102,920	$42,068	$2,811,474	$159,034	$3,914,394	$201,102

	Less than 12 Months		12 Months or More		Total
Held at December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Issued by States and Political Subdivisions of States	$3,989,220	$42,160	$1,744,356	$108,390	$5,733,576	$150,550
Preferred Stocks	—	—	114,961	14,283	114,961	14,283

	$3,989,220	$42,160	$1,859,317	$122,673	$5,848,537	$164,833

NOTE 4    INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting For Income Taxes.”

The provisions for income taxes are summarized as follows:

	2008		2007		2006
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$1,278,620	$1,128,226	$3,540,065	$3,057,676	$472,201	$5,946,661
State	252,881	241,192	690,433	472,046	78,522	988,861

Total	$1,531,501	$1,369,418	$4,230,498	$3,529,722	$550,723	$6,935,522

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

NOTE 4    INCOME TAXES (Continued)

The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows:

	DEFERRED TAX
	2008	2007
Deferred Tax Assets
Depreciation	$1,585,801	$896,413
Deferred Compensation	802,480	732,566
Charitable Contributions Carryforward	1,967,695	2,085,695
Interest Rate Swap	365,600	210,344
Deferred Lease Expense	1,305,315	1,261,380
Pension and Other Post Retirement Benefits	1,310,883	706,365
Stock Options	459,321	1,264,419

Gross Deferred Tax Assets	7,797,095	7,157,182
Less-Valuation Allowance	(2,043,584)	(2,043,584)

Net Deferred Tax Assets	5,753,511	5,113,598

Deferred Tax Liabilities
Sales of Real Estate	(38,455,129)	(37,419,584)
Basis’ Difference in Joint Venture	(342,734)	(342,899)
Other—Net	(272,084)	(233,514)

Total Deferred Tax Liabilities	(39,069,947)	(37,995,997)

Net Deferred Tax Liability	$(33,316,436)	$(32,882,399)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2008 and 2007, management believes it is more likely than not that a portion of the Company’s deferred tax assets will not be realized. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion of all of the deferred tax assets will not be realized. As of December 31, 2008 and 2007, the valuation allowance was $2,043,584.

The valuation allowance is primarily related to charitable contribution carryforwards, in addition to basis difference in joint ventures. The valuation allowance was unchanged in 2008, with an increase of $393,464 in 2007. The change in valuation allowance in 2007 was due to the charitable contributions made during the period offset by management’s projection of the utilization of the charitable contribution over the five-year carryforward period. Taxes related to the deduction for charitable contribution carryforwards, which expire in 2011 and 2012, approximate $1,320,000 and $580,000, respectively.

NOTE 4    INCOME TAXES (Continued)

Following is a reconciliation of the income tax computed at the federal statutory rate of 35% for 2008, 2007, and 2006:

	CALENDAR YEAR
	2008	2007	2006
Income Tax Expense Computed at Federal Statutory Rate	$2,707,537	$7,452,570	$7,521,564
Increase (Decrease) Resulting from:
State Income Tax, Net of Federal Income Tax Benefit	321,148	783,881	695,219
Tax Exempt Interest Income	(120,814)	(166,136)	(154,668)
Charitable Contribution of Land	—	(578,625)	(1,929,017)
Adjustment to Valuation Allowance	—	393,464	1,234,667
Other Reconciling Items	(6,952)	(124,934)	118,480

Provision for Income Taxes	$2,900,919	$7,760,220	$7,486,245

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The Company recognized no change in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. As of the date of adoption, the Company had no unrecognized tax benefits.

The Company files a consolidated income tax return in the United States Federal jurisdiction and the State of Florida. In addition, subsidiaries file separate tax returns in the States of Georgia and North Carolina. The Internal Revenue Service has audited the federal tax returns through the year 2006, with all proposed adjustments settled. The Company recognizes all potential accrued interest and penalties to unrecognized tax benefits in income tax expense.

Income taxes of $3,353,343 were paid in year ended December 31, 2008.

NOTE 5    NOTES RECEIVABLE

Notes receivable relate to the financing of real estate sales, bear interest at a market rate, and are recorded at face value. The Company has not and does not intend to sell these receivables. Amounts collected on notes receivable are included in net cash provided by operating activities in the consolidated statements of cash flows.

Notes Receivable consisted of the following:

	December 31,
	2008	2007
Mortgage notes with fixed interest rates between 6.5—7.25% collateralized by real estate, payments due in 2008 and 2009	$1,995,376	$2,545,376
Mortgage note with variable interest rate at 200 basis points above the 30-day London Interbank Offer Rate “LIBOR,” principal and interest payments due annually through 2012	2,158,317	2,158,317
Note collateralized by a letter of credit at 0% Interest, due January 2008	—	460,728

	$4,153,693	$5,164,421

At December 31, 2008, a note in the amount of $1,845,376 was in default. The Company has started foreclosure proceedings. Additionally, the $2,158,317 mortgage note receivable was delinquent on a payment due December 2008.

NOTE 6    LAND AND DEVELOPMENT COSTS

Land and development costs at December 31, 2008 and 2007, are summarized as follows:

	December 31,
	2008	2007
Undeveloped Land	$1,004,607	$1,004,607
Land and Development Costs	17,968,531	14,649,849

	$18,973,138	$15,654,456

The Company has contracted for various development projects. At December 31, 2008, these contracts had a balance of $1,689,723 to be paid as the development work is completed by the outside contractors.

NOTE 7    NOTES PAYABLE

Notes Payable consisted of the following:

	December 31,
	2008	2007
MORTGAGE NOTES PAYABLE
Payable monthly based on 20-year amortization, interest floating based on the 30-day LIBOR Market Index rate plus 1.25%. Principal balance due July 2012, collateralized by 3,000 acres of land until March 29, 2007, (See discussion of interest rate swap below)	$6,532,420	$6,807,388

LINE OF CREDIT
A line of credit totaling $20,000,000 at December 31, 2008, expiring July 2010, with interest at the 30-day LIBOR Market Index rate plus 1.4%	2,017,895	—

	$8,550,315	$6,807,388

The required annual principal payments on notes payable are as follows:

Year Ending December 31,	Amount
2009	$292,310
2010	2,332,429
2011	338,447
2012	5,587,129

$8,550,315

Interest expense was $351,574, $394,603, and $398,740, net of capitalized interest, for 2008, 2007, and 2006, respectively.

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

NOTE 7    NOTES PAYABLE (Continued)

The change in the fair value of the interest rate swap, from its inception, has resulted in the recording of an accrued liability in the amount of $947,765 and $545,286 at December 31, 2008 and 2007, respectively. The cumulative change in fair value, net of applicable taxes, in the amount of $582,165 and $334,942 at December 31, 2008 and 2007, respectively, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity. This activity represents a non-cash transaction. The notional amount of the interest rate swap was equivalent to the outstanding balance of the financing, $6,532,420, at December 31, 2008, and $6,807,388 at December 31, 2007.

In addition, the Company has an unsecured $20,000,000 revolving line of credit with the same financing source. There was a balance of $2,017,895 outstanding on the line of credit at December 31, 2008 with no outstanding balance on the line of credit at December 31, 2007. The Company had letters of credit outstanding totaling $257,351 and $280,091 at December 31, 2008 and 2007, respectively. These letters of credit guarantee development work will be completed and reserve capacity under the line of credit. The balance available to borrow on the line of credit was $17,724,754 and $19,719,909 at December 31, 2008 and 2007, respectively.

NOTE 8    PENSION PLAN

The Company maintains a defined benefit plan for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on years of service and the average compensation for the highest five years during the final ten years of employment. The benefit formula generally provides for a life annuity benefit.

The Company uses a December 31 measurement date.

Following are the components of the Net Period Benefit Cost:

	December 31,
	2008	2007	2006
Service Cost	$336,368	$290,862	$242,721
Interest Cost	435,201	402,731	344,042
Expected Return on Plan Assets	(520,466)	(48,181)	(137,023)
Net Amortization	79,516	(407,011)	(323,631)

Net Periodic Benefit Cost	$330,619	$238,401	$126,109

The change in projected benefit obligation is as follows:

	December 31,
	2008	2007
Benefit Obligation at Beginning of Year	$7,185,160	$7,131,087
Service Cost	336,368	290,862
Interest Cost	435,201	402,731
Actuarial Gain/(Loss)	673,482	(244,088)
Benefits and Plan Expenses Paid	(434,580)	(395,432)

Benefit Obligation at End of Year	$8,195,631	$7,185,160

NOTE 8    PENSION PLAN (Continued)

The change in plan assets is as follows:

	December 31,
	2008	2007
Fair Value of Plan Assets at Beginning of Year	$5,582,164	$5,542,398
Actual Return on Plan Assets	(907,926)	48,181
Employer Contribution	828,743	387,017
Plan Expenses Paid	(68,049)	(68,322)
Benefits Paid	(366,531)	(327,110)

Fair Value of Plan Assets at End of Year	$5,068,401	$5,582,164

The funded status of the pension obligation consists of the following:

	December 31,
	2008	2007
Estimated Pension Benefit Obligation
Accumulated Benefit Obligation	$(7,563,343)	$(6,508,271)
Additional Benefits Based on Estimated Future Salary Levels	(632,288)	(676,889)

Projected Benefit Obligation	(8,195,631)	(7,185,160)
Fair Value of Plan Assets	5,068,401	5,582,164

Accrued Pension Liability	$(3,127,230)	$(1,602,996)

The accumulated benefits obligation at December 31, 2008 and 2007, was $7,563,343 and $6,508,271, respectively.

The actuarial assumptions made to determine the projected benefit obligation and the fair value of plan assets are as follows:

	December 31,
	2008	2007
Weighted Average Discount Rate	6.00%	6.00%
Weighted Average Asset Rate of Return	9.00%	9.00%
Compensation Scale	5.00%	5.00%

The Company uses the “Citigroup Pension Liability Index” to determine the discount rate. The weighted average asset rate of return is primarily based on historical returns of the portfolio as a whole.

OTHER PENSION PLAN DISCLOSURE INFORMATION

Amortization Periods:

The transition liability (asset) re-established on January 1, 2001, is being amortized in level amounts over 11.07 years.

The excess of the unrecognized (gain) or loss (if any) over the larger of 10% of the projected benefit obligation or 10% of the market related value of assets is amortized in level amounts over 12.39 years.

NOTE 8    PENSION PLAN (Continued)

The prior service cost re-established on January 1, 2001, is being amortized in level amounts over 11.07 years.

The prior service cost established on January 1, 2002, is being amortized in level amounts over 11.67 years.

Funding Policy:

Periodic employer contributions are made in conformance with minimum funding requirements and maximum deductible limitations.

Benefit Payments and Other Disbursements:

During the measurement period, disbursements from plan assets were as follows:

Benefit Payments	$366,531
Administrative Expenses	68,049

Total	$434,580

Unrecognized (Gain) or Loss:

The unrecognized (gain) or loss determined subsequent to last year’s measurement date is determined as follows:

Liability loss determined from the January 1, 2007 census and included in this year’s net periodic cost	$242,401
Asset loss occurring over the measurement period	1,428,392
Loss due to assumption change effective December 31, 2007	431,081

Total unrecognized or loss	$2,101,874

Plan Assets

The plan’s weighted average asset allocations at December 31, 2008 and December 31, 2007 by asset category are as follows:

	December 31,
	2008	2007
Equity Securities	46%	51%
Fixed Income Securities	39%	45%
Cash and Money Market Funds	15%	4%

Total	100%	100%

The Company’s investment policy for pension funds is to achieve four major objectives as follows:

1)	Growth in the invested assets to maintain future purchasing power,

2)	Provide a stable, increasing stream of investment income to support needs,

3)	Ensure the preservation of asset values equal to or greater than the nominal book value of assets over the intermediate term or a complete economic cycle, whichever is longer,

4)	Maintain liquidity.

NOTE 8    PENSION PLAN (Continued)

The allocation of investments are targeted at 60% in common equities and 40% in fixed income securities, exclusive of cash and cash equivalents with a typical ten percent range of fluctuation. No single security, except short-term obligations of the U.S. government, shall constitute more than 4% of consolidated assets, at cost.

The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income and alternative investments. When determining the long-term rate of return on plan assets, the Company considers long-term rates of return on the asset classes (both historical and forecasted) in which the Company expects the pension funds to be invested.

Cash Flows:

Contributions

The Company makes periodic contributions in accordance with minimum funding requirements and maximum allowable deductions. It is estimated the 2009 contribution will be in the $750,000 to $800,000 range.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid.

Year Ending December 31,	Amount
2009	$291,700
2010	393,500
2011	436,300
2012	605,700
2013	708,300
2014-2018	4,163,700

The following assumptions have been made regarding estimated benefit payments:

All currently retired participants survive through 2018.

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

The Company recognizes post-retirement expenses in accordance with adopted SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions,” (“SFAS No. 106”), which requires that expected

NOTE 9    POST-RETIREMENT BENEFIT PLANS OTHER THAN PENSIONS (Continued)

costs of post-retirement benefits be charged to expense during the years the employees render service. The Company elected to amortize the unfunded obligation measured at adoption of SFAS No. 106 over a period of 20 years. The accrued post-retirement benefit cost reflected in the consolidated balance sheet in accrued liabilities at December 31, 2008 and 2007, was $271,040 and $285,912, respectively.

NOTE 10    STOCK OPTION PLAN

The Company maintains a stock option plan (“the Plan”) pursuant to which 500,000 shares of the Company’s common stock may be issued. The Plan in place was approved at the April 25, 2001 shareholders’ meeting. Under the Plan, the option exercise price equals the stock market price on the date of grant. The options generally vest over five years and all expire after ten years. The Plan provides for the grant of (1) incentive stock options, which satisfy the requirements of Internal Revenue Code (IRC) Section 422, and (2) non-qualified options, which are not entitled to favorable tax treatment under IRC Section 422. No optionee may exercise incentive stock options in any calendar year for shares of common stock having a total market value of more than $100,000 on the date of grant (subject to certain carryover provisions). In connection with the grant of non-qualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock equal to a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise. All options granted to date have been non-qualified options.

On January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) by using the modified prospective method of adoption. SFAS No. 123R requires the classification of share-based payment arrangements as liability or equity instruments. Both the Company’s stock options and stock appreciation rights are liability classified awards and are required to be remeasured to fair value at each balance sheet date until the award is settled. Following the guidelines established in SFAS No. 123R, the Company recognizes compensation equal to remeasured fair value prorated over the remaining vesting period of the award.

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

Amounts recognized in the financial statements for stock options and stock appreciation rights are as follows:

	Year Ended December 31,
	2008	2007	2006
Total Cost of Share-Based Plans (Added To), Charged Against Income, Before Tax Effect	$(1,966,781)	$1,341,661	$2,948,074

Income Tax Expense (Benefit)
Recognized in Income	$758,686	$(517,546)	$(1,137,220)

Total cost of share-based plans for the year ended December 31, 2006, reflects $216,093 (cost of $351,800 net of $135,707 income tax benefit) from the adoption of SFAS No. 123R and reflected as a Cumulative Effect of Change in Accounting Principle on the Consolidated Statement of Income.

NOTE 10    STOCK OPTION PLAN (Continued)

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

The Company issues new, previously unissued, shares as options are exercised.

Assumptions at December 31,	2008	2007	2006
Expected Volatility	31.73%	27.54%	28.88%
Expected Dividends	.26%	.64%	.44%
Expected Term	4 years	4 years	4 years
Risk-Free Rate	1.22%	3.32%	4.75%

A summary of share option activity under the Plan as of December, 31 2008, and changes during the year ended is presented below:

STOCK OPTIONS FOR THE YEAR ENDED DECEMBER 31, 2008

	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2007	179,800	$59.04
Granted	63,000	54.45
Exercised	(3,200)	25.88
Expired	(13,600)	60.96

Outstanding December 31, 2008	226,000	58.11	7.39	$292,004

Exercisable at December 31, 2008	52,000	$49.73	6.09	$226,504

STOCK APPRECIATION RIGHTS FOR THE YEAR ENDED DECEMBER 31, 2008

	Shares	Wtd. Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2007	179,800	$13.60
Granted	63,000	5.61
Exercised	(3,200)	10.52
Expired	(13,600)	2.81

Outstanding December 31, 2008	226,000	3.12	7.39	$157,233

Exercisable at December 31, 2008	52,000	$3.89	6.09	$121,964

In connection with the exercise of 3,200 option shares, 1,709 shares of stock were issued and 1,491 shares of stock were surrendered to relieve the stock option liability by $84,000. Cash proceeds of $5,090 were received on the exercise of stock options.

NOTE 10    STOCK OPTION PLAN (Continued)

The weighted-average grant date fair value at December 31, 2008, of options granted during 2008, 2007, and 2006 was $7.70, $3.54, and $3.10 respectively. Stock appreciation rights granted during 2008, 2007, and 2006 had weighted-average fair values of $4.14, $1.91, and $1.67, respectively. The total intrinsic value of options exercised for the year ended December 31, 2008 and 2007 was $84,000 and $2,515,863, respectively. Stock appreciation rights exercised during the years ended December 31, 2008 and 2007, had intrinsic values of $36,615 and $1,291,749, respectively.

As of December 31, 2008, there was $824,472, valued at fair value, of total unrecognized compensation costs related to non-vested stock options and stock appreciation rights granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.78 years.

The liability for stock options and stock appreciation rights valued at fair value, reflected on the consolidated balance sheet at December 31, 2008 and 2007, was $1,190,725 and $3,277,821, respectively.

NOTE 11    EARNINGS PER SHARE

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined based on the assumption of the conversion of stock options using the treasury stock method at average market prices for the periods.

	Calendar Year
	2008	2007	2006
Income Available to Common Shareholders:
Income before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	$4,834,900	$13,532,838	$14,003,939
Discontinued Operations, Net of Tax	—	—	240,476
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	(216,093)

Net Income	$4,834,900	$13,532,838	$14,028,322

Weighted Average Shares Outstanding	5,727,183	5,716,564	5,684,042
Common Shares Applicable to Stock Options Using the Treasury Stock Method	—	15,360	7,452

Total Shares Applicable to Diluted Earnings Per Share	5,727,183	5,731,924	5,691,494

Per Share Information:
Basic Income Per Share
Income Before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	$0.84	$2.37	$2.47
Discontinued Operations, Net of Tax	—	—	.04
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	(.04)

Net Income	$0.84	$2.37	$2.47

Diluted Income Per Share
Income Before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	$0.84	$2.36	$2.46
Discontinued Operations, Net of Tax	—	—	.04
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	(.04)

Net Income	$0.84	$2.36	$2.46

Earnings per share was anti-dilutive for calendar year 2008.

NOTE 12    COMMITMENTS AND CONTINGENCIES

The Company leases, as lessee, certain equipment, land, and improvements under operating leases.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2008, are summarized as follows:

Year Ending December 31,	Amounts
2009	$688,928
2010	688,675
2011	585,070
2012	584,873
2013	664,666
2014 and thereafter (cumulative)	14,200,000

Total	$17,412,012

Rental expense under all operating leases amounted to $1,106,031, $1,051,487, and $917,471, for the years ended December 31, 2008, 2007, and 2006, respectively.

Additionally, the Company, as lessor, leases certain land, buildings, and improvements under operating leases.

Minimum future rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2008, are summarized as follows:

Year Ending December 31,	Amounts
2009	$9,126,019
2010	8,852,436
2011	8,321,935
2012	8,321,935
2013	8,310,714
2014 and thereafter (cumulative)	179,369,428

Total	$222,302,467

The Company has contracts for the construction of a 12-acre four lot commercial complex, including a 23,000 square-foot “Class A” office building. This is in addition to the construction of a road on the Company’s core Daytona Beach lands. These contracts totaled $6,501,038, of which $2,988,535 was remaining to be paid at December 31, 2008.

NOTE 13    BUSINESS SEGMENT DATA

The Company primarily operates in three business segments: real estate, income properties, and golf operations. Real estate operations include land sales and development, agricultural operations, and leasing properties for oil and mineral exploration.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

NOTE 13    BUSINESS SEGMENT DATA (Continued)

Information about the Company’s operations in different segments for each of the three years ended December 31, is as follows (amounts in thousands):

	Calendar Year
	2008	2007	2006
Revenues:
Real Estate	$4,565	$25,948	$28,942
Income Properties	9,236	8,725	8,184
Golf	4,672	5,160	5,210
General, Corporate, and Other	2,082	3,243	1,253

	$20,555	$43,076	$43,589

Income (Loss):
Real Estate	$2,972	$19,013	$21,811
Income Properties	7,337	6,956	6,723
Golf	(1,843)	(1,749)	(1,478)
General, Corporate, and Other	(730)	(2,927)	(5,566)

	$7,736	$21,293	$21,490

Identifiable Assets:
Real Estate	$36,917	$33,026	$23,088
Income Properties	117,198	105,121	106,955
Golf	7,876	8,334	8,651
General, Corporate, and Other	11,155	25,352	15,080

	$173,146	$171,833	$153,774

Depreciation and Amortization:
Real Estate	$400	$359	$295
Income Properties	1,639	1,523	1,413
Golf	497	486	473
General, Corporate, and Other	119	99	85

	$2,655	$2,467	$2,266

Capital Expenditures:
Real Estate	$3,732	$2,947	$1,463
Income Properties	12,915	2	14,462
Golf	38	271	60
General, Corporate, and Other	1,468	2,394	84

	$18,153	$5,614	$16,069

Income represents income (loss) from continuing operations before income taxes. Identifiable assets by industry are those assets that are used in the Company’s operations in each industry. General corporate assets and assets used in the Company’s other operations consist primarily of cash, investment securities, notes receivable, and property, plant, and equipment.

NOTE 14    RELATED PARTIES

William H. Davison, a director of the Company, retired as Chairman, President, and Chief Executive Officer of SunTrust Bank, East Central Florida in September 2007. The Company and SunTrust Bank are parties to a

NOTE 14    RELATED PARTIES (Continued)

Master Loan and Security Agreement dated July 1, 2002, and amended March 29, 2007 for a term loan in the maximum amount of $8,000,000; the largest aggregate amount of indebtedness outstanding on this loan at any time since January 1, 2006 was $7,061,531 and interest paid on this loan during 2008 was $505,958. The loans were made by SunTrust to the Company prior to Mr. Davison becoming a director of the Company.

The outstanding balance on this loan at December 31, 2008 was $6,532,420. This loan was secured by approximately 3,000 acres of the Company’s lands, until the agreement was amended at which time the property was released as collateral. The Company and SunTrust Bank are also parties to a Master Loan and Security Agreement dated May 31, 2002, for an unsecured line of credit in the maximum of $20,000,000; the largest aggregate amount of indebtedness outstanding on this line of credit at any time since January 1, 2007 was $3,423,214 and interest paid on this loan during 2008 was $31,119. The outstanding balance on this line of credit at December 31, 2008, was $2,017,895. The Company had letters of credit outstanding at December 31, 2008, in the amount of $257,351, which reserved capacity under the line of credit. The Company and SunTrust are also parties to an International Swap Dealers Association, Inc. Master Agreement dated April 8, 2002, with respect to an interest rate swap with regard to the $8,000,000 term loan described above. The Company believes that these loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender, and did not involve more than the normal risk of collectability or present other unfavorable features.

QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

	March 31,		June 30,		September 30,		December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
	$	$	$	$	$	$	$	$
Income
Real Estate Operations:
Real Estate Sales
Sales and Other Income	74,844	4,676,566	2,186,210	1,189,294	97,735	2,994,820	2,206,810	17,087,120
Costs and Other Expenses	(417,778)	(3,767,016)	(469,075)	(439,160)	(345,055)	(627,262)	(361,661)	(2,101,274)

	(342,934)	909,550	1,717,135	750,134	(247,320)	2,367,558	1,845,149	14,985,846

Income Properties
Leasing Revenues and Other Income	2,173,473	2,160,785	2,320,993	2,169,889	2,380,052	2,207,308	2,361,257	2,187,114
Costs and Other Expenses	(429,243)	(425,216)	(464,693)	(427,866)	(515,425)	(520,110)	(488,920)	(395,559)

	1,744,230	1,735,569	1,856,300	1,742,023	1,864,627	1,687,198	1,872,337	1,791,555

Golf Operations
Sales and Other Income	1,379,551	1,566,207	1,288,152	1,410,975	814,067	930,164	1,189,848	1,252,724
Costs and Other Expenses	(1,616,968)	(1,857,213)	(1,768,806)	(1,801,926)	(1,531,483)	(1,577,723)	(1,597,455)	(1,672,399)

	(237,417)	(291,006)	(480,654)	(390,951)	(717,416)	(647,559)	(407,607)	(419,675)

Total Real Estate Operations	1,163,879	2,354,113	3,092,781	2,101,206	899,891	3,407,197	3,309,879	16,357,726
Profit on Sales of Other
Real Estate Interests	8,000	34,744	196,257	550,000	590,439	816,235	575,000	1,178,848
Interest and Other Income	302,628	150,709	142,122	150,084	91,089	149,627	176,657	212,811

	1,474,507	2,539,566	3,431,160	2,801,290	1,581,419	4,373,059	4,061,536	17,749,385
General and Administrative Expenses	(1,221,000)	(3,484,705)	76,058	(996,286)	(1,410,864)	(1,044,337)	(256,997)	(644,914)

Income Before Income Taxes	253,507	(945,139)	3,507,218	1,805,004	170,555	3,328,722	3,804,539	17,104,471
Income Taxes	(97,383)	361,327	(1,336,026)	(689,064)	(65,309)	(1,226,158)	(1,402,201)	(6,206,325)

Net Income (loss)	156,124	(583,812)	2,171,192	1,115,940	105,246	2,102,564	2,402,338	10,898,146

Per Share Information:
Basic Income Per Share
Net Income (loss)	$0.03	$(0.10)	$0.38	$0.20	$0.02	$0.36	$0.41	$1.91

Diluted Income Per Share
Net Income (loss)	$0.03	$(0.10)	$0.38	$0.20	$0.02	$0.36	$0.41	$1.90

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2008

	INITIAL COST TO COMPANY			COSTS CAPITALIZED SUBSEQUENT TO ACQUISITION
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS
	$	$	$	$	$
Income Properties:
CVS, Tallahassee, FL	-0-	590,800	1,595,000	-0-	-0-
CVS, Sanford, FL	-0-	1,565,176	1,890,671	-0-	-0-
Barnes & Noble, Daytona Beach, FL	-0-	1,798,600	3,803,000	-0-	-0-
Barnes & Noble, Lakeland, FL	-0-	1,242,300	1,884,200	-0-	-0-
CVS, Clermont, FL	-0-	1,493,985	1,452,823	-0-	-0-
CVS, Sebring, FL	-0-	1,312,472	1,722,559	-0-	-0-
CVS, Melbourne, FL	-0-	1,567,788	919,186	-0-	-0-
CVS, Sanford, FL	-0-	2,345,694	1,275,625	-0-	-0-
CVS, Sebastian, FL	-0-	2,205,708	1,288,995	-0-	-0-
Walgreens, Palm Bay, FL	-0-	1,102,640	3,157,360	-0-	-0-
Walgreens, Kissimmee, FL	-0-	1,327,847	1,770,986	-0-	-0-
Walgreens, Orlando, FL	-0-	2,280,841	1,148,507	-0-	-0-
Walgreens, Clermont, FL	-0-	3,021,665	1,269,449	-0-	-0-
Walgreens, Apopka, FL	-0-	2,390,532	1,354,080	-0-	-0-
Walgreens, Powder Springs, GA	-0-	2,668,255	1,406,160	-0-	-0-
Walgreens, Alpharetta, GA	-0-	3,265,623	1,406,160	-0-	-0-
Lowe’s, Lexington, NC	-0-	5,048,640	4,548,880	-0-	-0-
RBC, Centura Bank, Alpharetta, GA	-0-	3,402,926	426,100	-0-	-0-
Northern Tool & Equipment, Asheville, NC	-0-	2,535,926	1,345,200	-0-	-0-
RBC Centura Bank, Altamont Springs, FL	-0-	3,435,502	410,961	-0-	-0-
CVS, Vero Beach, FL	-0-	3,113,661	1,312,235	-0-	-0-
RBC Centura Bank, Orlando, FL	-0-	2,875,052	418,992	-0-	-0-
CVS, Clermont, FL	-0-	2,414,044	1,575,184	-0-	-0-
Best Buy, McDonough, GA	-0-	2,622,682	3,150,000	-0-	-0-
Dick’s Sporting Goods, McDonough, GA	-0-	3,934,022	4,725,000	-0-	-0-
Harris Teeter Supermarket, Charlotte, NC	-0-	5,601,837	3,409,339	-0-	-0-
Gateway Flex Center, Daytona Beach, FL	-0-	132,609	2,554,055	-0-	-0-
Agricultural Lands & Subsurface Interests	-0-	4,203,083	-0-	8,089,838	350,470

	-0-	69,499,910	51,220,707	8,089,838	350,470

SCHEDULE III (Continued)

	GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
	LAND AND IMPROVEMENTS	BUILDINGS	TOTAL	ACCUMULATED DEPRECIATION	COMPLETION of CONSTRUCTION	DATE ACQUIRED	LIFE
	$	$	$	$
Income Properties:
CVS, Tallahassee, FL	590,800	1,595,000	2,185,800	322,323	N/A	12/13/00	40 Yrs
CVS, Sanford, FL	1,565,176	1,890,671	3,455,847	338,745	N/A	11/15/01	40 Yrs
Barnes & Noble, Daytona Beach, FL	1,798,600	3,803,000	5,601,600	760,600	N/A	01/11/01	40 Yrs
Barnes & Noble, Lakeland, FL	1,242,300	1,884,200	3,126,500	376,840	N/A	01/11/01	40 Yrs
CVS, Clermont, FL	1,493,985	1,452,823	2,946,808	222,697	N/A	11/22/02	40 Yrs
CVS, Sebring, FL	1,312,472	1,722,559	3,035,031	254,795	N/A	02/04/03	40 Yrs
CVS, Melbourne, FL	1,567,788	919,186	2,486,974	134,048	N/A	03/05/03	40 Yrs
CVS, Sanford, FL	2,345,694	1,275,625	3,621,319	161,492	N/A	09/17/03	40 Yrs
CVS, Sebastian, FL	2,205,708	1,288,995	3,494,703	150,774	N/A	04/23/04	40 Yrs
Walgreens, Palm Bay, FL	1,102,640	3,157,360	4,260,000	598,583	N/A	06/12/04	40 Yrs
Walgreens, Kissimmee, FL	1,327,847	1,770,986	3,098,833	261,958	N/A	02/12/03	40 Yrs
Walgreens, Orlando, FL	2,280,841	1,148,507	3,429,348	169,883	N/A	02/13/03	40 Yrs
Walgreens, Clermont, FL	3,021,665	1,269,449	4,291,114	145,458	N/A	05/27/04	40 Yrs
Walgreens, Apopka, FL	2,390,532	1,354,080	3,744,612	160,797	N/A	03/29/04	40 Yrs
Walgreens, Powder Springs, GA	2,668,255	1,406,160	4,074,415	166,981	N/A	03/31/04	40 Yrs
Walgreens, Alpharetta, GA	3,265,623	1,406,160	4,671,783	166,982	N/A	03/31/04	40 Yrs
Lowe’s, Lexington, NC	5,048,640	4,548,880	9,597,520	445,411	N/A	01/20/05	40 Yrs
RBC, Centura Bank, Alpharetta, GA	3,402,926	426,100	3,829,026	38,172	N/A	05/25/05	40 Yrs
Northern Tool & Equipment, Asheville, NC	2,535,926	1,345,200	3,881,126	120,508	N/A	05/25/05	40 Yrs
RBC Centura Bank, Altamonte Springs, FL	3,435,502	410,961	3,846,463	37,671	N/A	05/12/05	40 Yrs
CVS, Vero Beach, FL	3,113,661	1,312,235	4,425,896	117,554	N/A	06/02/05	40 Yrs
RBC Centura Bank, Orlando, FL	2,875,052	418,992	3,294,044	35,789	N/A	08/15/05	40 Yrs
CVS, Clermont, FL	2,414,044	1,575,184	3,989,228	121,420	N/A	12/15/05	40 Yrs
Best Buy, McDonough, GA	2,622,682	3,150,000	5,772,682	203,438	N/A	06/15/06	41 Yrs
Dick’s Sporting Goods, McDonough ,GA	3,934,022	4,725,000	8,659,022	305,156	N/A	06/15/06	42 Yrs
Harris Teeter Supermarket, Charlotte NC	5,601,837	3,409,339	9,011,176	63,925	N/A	04/17/08	40 Yrs
Gateway Flex Center, Daytona Beach, FL	132,609	2,554,055	2,686,664	28,632	09/01/08	N/A	40 Yrs
Agricultural Lands & Subsurface Interests (1)	12,643,391	-0-	12,643,391	442,519	Various	N/A	N/A

	77,940,218	51,220,707	129,160,925	6,353,151

SCHEDULE III (Continued)

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2008

	2008	2007	2006
Cost:
Balance at Beginning of Year	$112,613,289	$107,832,318	$93,937,327
Additions and Improvements	16,549,249	4,978,448	15,317,558
Cost of Real Estate Sold	(1,613)	(197,477)	(1,422,567)

Balance at End of Year (1)	$129,160,925	$112,613,289	$107,832,318

Accumulated Depreciation:
Balance at Beginning of Year	$5,129,217	$3,997,265	$3,019,927
Depreciation and Amortization	1,223,934	1,131,952	1,083,042
Depreciation on Real Estate Sold	0	0	(105,704)

Balance at End of Year	$6,353,151	$5,129,217	$3,997,265

(1) Reconciliation to Consolidated Balance Sheet at December 31, 2008

Land, Timber, and Subsurface Interests			$12,643,391
Income Properties: Land, Buildings, and Improvements			116,517,534

			$129,160,925