Form 10-Q
period 2009-05-08
CONSOLIDATED TOMOKA LAND CO
filed 2009-05-08
CIK 23795

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceeding 12 months
(or such shorter period that the registrant was required to submit and post such files).

Yes ___ No _____

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

Class of Common Stock Outstanding
May 1, 2009
$1.00 par value 5,723,268

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements
Consolidated Balance Sheets -
March 31, 2009 (Unaudited) and December 31, 2008	3

Consolidated Statements of Income -
Three Months Ended March 31, 2009 and 2008
(Unaudited)	4

Consolidated Statement of Shareholders’ Equity and Comprehensive Income
Three Months Ended March 31, 2009
(Unaudited)	5

Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2009 and 2008
(Unaudited)	6

Notes to Consolidated Financial Statements	7-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits	16
Exhibit 31.1 Exhibit 31.2 Exhibit 32.1 Exhibit 32.2
SIGNATURES	17

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED BALANCE SHEETS

	(Unaudited) MARCH 31,	DECEMBER 31,
	2009	2008
ASSETS
Cash	$263,798	$388,787
Restricted Cash	--	462,765
Investment Securities	5,188,024	5,260,868
Notes Receivable	4,153,693	4,153,693
Land and Development Costs	19,935,142	18,973,138
Intangible Assets	4,904,527	5,009,819
Other Assets	5,940,359	6,048,126
	$40,385,543	$40,297,196

Property, Plant, and Equipment:
Land, Timber and Subsurface Interests	12,942,267	12,643,391
Golf Buildings, Improvements, and Equipment	11,771,488	11,750,711
Income Properties Land, Buildings, and Improvements	116,519,767	116,517,534
Other Furnishings and Equipment	3,207,146	3,207,845
Construction in Process	2,040,788	1,217,549
Total Property, Plant, and Equipment	146,481,456	145,337,030
Less, Accumulated Depreciation and Amortization	(13,062,833)	(12,488,163)
Net - Property, Plant, and Equipment	133,418,623	132,848,867

TOTAL ASSETS	$173,804,166	$173,146,063

LIABILITIES
Accounts Payable	$524,335	$706,095
Accrued Liabilities	7,277,623	7,204,749
Accrued Stock Based Compensation	821,461	1,190,725
Pension Liability	3,103,015	3,127,230
Income Taxes Payable	569,750	1,236,206
Deferred Income Taxes	33,169,668	33,316,436
Notes Payable	10,845,457	8,550,315

TOTAL LIABILITIES	56,311,309	55,331,756

SHAREHOLDERS' EQUITY
Common Stock	5,723,268	5,727,515
Additional Paid in Capital	5,131,246	5,217,955
Retained Earnings	109,305,516	109,556,103
Accumulated Other Comprehensive Loss	(2,667,173)	(2,687,266)

TOTAL SHAREHOLDERS' EQUITY	117,492,857	117,814,307

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$173,804,166	$173,146,063
See Accompanying Notes to Consolidated Financial Statements.

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited) Three Months Ended
	March 31, 2009	March 31, 2008
Income
Real Estate Operations:
Real Estate Sales
Sales and Other Income	$6,093	$74,844
Costs and Other Expenses	(244,128)	(417,778)
	(238,035)	(342,934)
Income Properties
Leasing Revenues and Other Income	2,338,970	2,173,473
Costs and Other Expenses	(492,296)	(429,243)
	1,846,674	1,744,230
Golf Operations
Sales and Other Income	1,422,767	1,379,551
Costs and Other Expenses	(1,567,194)	(1,616,968)
	(144,427)	(237,417)

Total Real Estate Operations	1,464,212	1,163,879

Profit on Sales of Other
Real Estate Interests	11,550	8,000

Interest and Other Income	66,547	302,628

Operating Income	1,542,309	1,474,507

General and Administrative Expenses	(1,025,417)	(1,221,000)

Income before Income Taxes	516,892	253,507
Income Taxes	(194,686)	(97,383)
Net Income	$322,206	$156,124

Per Share Information:
Basic and Diluted Income Per Share	$0.06	$$0.03
Dividends	$0.10	$0.10
See Accompanying Notes to Consolidated Financial Statements.

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common	Additional Paid- In	Retained	Accumulated Other Comprehensive	Total Shareholders'	Comprehensive
	Stock	Capital	Earnings	Income	Equity	Income

Balance, December 31, 2008	$5,727,515	$5,217,955	$109,556,103	$(2,687,266)	$117,814,307

Net Income			322,206		322,206	$322,206

Other Comprehensive Loss: Cash Flow Hedging Derivative, Net of Tax				20,093	20,093	20,093

Comprehensive Income						$342,299

Exercise of Liability Classified Stock Options	413	13,278			13,691

Common Stock Repurchase	(4,660)	(99,987)			(104,647)

Cash Dividends ($.10 per share)			(572,793)		(572,793)

Balance, March 31, 2009	$5,723,268	$5,131,246	$109,305,516	$(2,667,173)	$117,492,857

See Accompanying Notes to Consolidated Financial Statements.

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,	March 31,
	2009	2008
Cash Flow from Operating Activities
Net Income	$322,206	$156,124

Adjustments to Reconcile Net Income to Net Cash
Provided By (Used in) Operating Activities:
Depreciation and Amortization	682,887	624,930
Deferred Income Taxes	(146,768)	(433,017)
Non-Cash Compensation	(357,633)	(182,068)

Decrease (Increase) in Assets:
Notes Receivable	--	460,728
Land and Development Costs	(962,004)	405,385
Other Assets	107,767	(341,145)

Increase (Decrease) in Liabilities:
Accounts Payable	(181,760)	(183,889)
Accrued Liabilities and Accrued Stock Based Compensation	68,753	(158,133)
Income Taxes Payable	(666,456)	(1,974,918)
Net Cash Provided By Operating Activities	(1,133,008)	(1,626,003)

Cash Flow From Investing Activities:
Acquisition of Property, Plant and Equipment	(1,147,351)	(3,103,681)
Decrease in Restricted Cash for Acquisitions
Through the Like-Kind Exchange Process	462,765	876,570
Proceeds from Calls or Maturities of Investment Securities	768,799	11,117,545
Acquisition of Investment Securities	(695,955)	(7,515,207)
Net Cash Provided By Investing Activities	(611,742)	1,375,227

Cash Flow from Financing Activities:
Proceeds from Notes Payable	4,910,000	3,170,000
Payments on Notes Payable	(2,614,858)	(3,051,013)
Cash Proceeds from Exercise of Stock Options	2,059	5,090
Cash Used for Repurchase of Common Stock	(104,647)	--
Dividends Paid	(572,793)	(572,580)
Net Cash Provided By (Used in) Financing Activities	1,619,761	(448,503)

Net Decrease in Cash	(124,989)	(699,279)
Cash, Beginning of Year	388,787	863,826
Cash, End of Period	$263,798	$164,547

The Company paid income taxes totaling $1,020,462 in the first quarter of 2009.

See Accompanying Notes to Consolidated Financial Statements.

  Back to Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. PRINCIPLES OF INTERIM STATEMENTS
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and note disclosures, which are normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, have been omitted pursuant to those rules and regulations. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position and the results of operations for the interim periods. The consolidated format is designed to be read in conjunction with the last annual report. For further information, refer to the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

	Three Months Ended
	MARCH 31,	MARCH 31,
	2009	2008
Income Available to Shareholders:

Net Income	$322,206	$156,124

Weighted Average Shares Outstanding	5,726,509	5,726,182
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	--	--
Total Shares Applicable to Diluted Earnings Per Share	5,726,509	5,726,182

Per Share Information:
Basic and Diluted Income Per Share
Net Income	$0.06	$0.03
No impact was considered on the conversion of stock options during the periods as the effect would be antidilutive.

NOTE 3. NOTES PAYABLE
Notes Payable consist of the following:

	March 31, 2009
	Total	Due Within One Year

$20,000,000 Line of Credit	$4,384,554	$4,384,554
Notes Payable	6,460,903	273,729
Total	$10,845,457	$4,658,283

Payments applicable to reduction of principal amounts will be required as follows:

                                                                                                                             Year Ending March 31,
2010	$4,658,283
2011	320,349
2012	344,703
2013	5,522,122
2014 & thereafter	--
$10,845,457

The $20,000,000 line of credit expires on March 29, 2010.

For the first three months of 2009, interest expense was $58,498, net of $71,347 interest capitalized to land and development costs and construction in process, with interest of $129,845 paid during the period. For the first three months of 2008, interest expense was $90,746, net of $68,400 interest capitalized to land and development costs, with interest of $129,146 paid during the period.

Back to Index

NOTE 4. STOCK OPTION PLAN

The Company maintains a stock option plan (“the Plan”) pursuant to which 500,000 shares of the Company’s common stock maybe issued. A summary of share option activity under the Plan as of March 31, 2009 and changes during the quarter then ended is presented below.

STOCK OPTIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009:
	Shares	Wtd Avg Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	226,000	$58.11
Granted	55,000	33.16
Exercised	(1,600)	25.88
Expired	(800)	42.87
Outstanding March 31, 2009	278,600	$53.42	7.68	$80,472
Exercisable at March 31, 2009	102,400	$53.80	6.23	$80,472

STOCK APPRECIATION RIGHTS FOR THE THREE MONTHS ENDED MARCH 31, 2009:

	Shares	Wtd.Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	226,000	$3.12
Granted	55,000	4.76
Exercised	(1,600)	2.42
Expired	(800)	--
Outstanding March 31, 2009	278,600	$2.41	7.68	$43,331
Exercisable at March 31, 2009	102,400	$1.94	6.23	$43,331

In connection with the exercise of 1,600 option shares, 413 shares of stock were issued and 1,187 shares of stock were surrendered to relieve the stock option liability by $11,632. Cash proceeds of $2,059 were received on the exercise of the stock options.

Back to Index

NOTE 5. PENSION PLAN
The Company maintains a defined benefit pension plan for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on age, years of service, and the average compensation for the highest five years during the final ten years of employment. The benefit formula provides for a life annuity benefit.

Following are the components of the Net Period Benefit Cost:

	Three Months Ended
	March 31, 2009	March 31, 2008

Service Cost	$88,803	$84,092
Interest Cost	112,753	108,800
Expected Return on Plan Assets	(116,096)	(130,116)
Net Amortization	47,335	19,879
Net Periodic Benefit Cost	$132,795	$82,655

A contribution in the range of approximately $456,860 is expected to be made in 2009.

NOTE 6.  NOTES RECEIVABLE

Notes receivable relate to the financing of real estate sales, bear interest at a market rate, and are recorded at face value. The Company has not and does not intend to sell these receivables. Amounts collected on notes receivable are included in net cash provided by operating activities in the consolidated statements of cash flows.

Notes Receivable consisted of the following:

March 31,
2009
Mortgage notes with fixed interest rates between 6.5—7.25% collateralized by real estate, payments due in 2008 and 2009	$1,995,376
Mortgage note with variable interest rate at 200 basis points above the 30-day London Interbank Offer Rate “LIBOR,” principal and interest payments due annually through 2012	2,158,317

$4,153,693

At March 31, 2009, a note in the amount of $1,845,376 was in default. The Company has started foreclosure proceedings. Additionally, the $2,158,317 mortgage note receivable was delinquent on a payment due December 2008.

In determining impairment on notes receivable the Company also evaluates the property which supports the mortgage note. The accrual of interest on the notes receivable is stopped at the time it is determined collection of the receivable is unlikely, and has been stopped on the two delinquent notes. Actual losses could differ from those estimates.

NOTE 7.  CONSTRUCTION AND DEVELOPMENT IN PROCESS

The Company has contracts in place for the construction of a 12-acre four lot commercial complex, including a 23,000 square-foot "Class A" office building.  This is in addition to the construction of a road in the Company's core Daytona Beach lands.  These contracts totaled $6,501,038, of which $1,114,937 was remaining to be incurred March 31, 2009.

NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted Statement No. 157, “Fair Value Measurement” (“SFAS 157”). Statement 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The adoption of the statement did not require any new fair value measures. The adoption of Statement 157 had no material impact on the financial condition, results of operations or cash flows of the Company. Based on the guidance provided by Financial accounting Standards Board (“FASB”) Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), we had only partially implemented the guidance promulgated under SFAS 157 as of January 1, 2008, which in our circumstances only affected financial instruments. SFAS 157 was not applied during 2008 to nonfinancial long-lived asset groups, as no measure of impairment was required. As of January 1, 2009 the Company has fully applied the provisions of SFAS 157.  The implementation did not have an impact on the financial statements.

The largest carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, and accounts payable at March 31, 2009 and 2008, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s notes receivable and notes payable is not materially different from market value due to the short maturities on the notes.  The interest rate swap derivative is carried at its fair value at March 31, 2009 and 2008.

At the time the Company’s debt was refinanced in 2002, the Company entered into an interest rate swap agreement. The fair market value of the interest rate swap agreement was determined using Significant Other Observable Inputs (Level 2).  A financial model is used to determine the fair market value of the interest rate swap. The model estimates the expected cash flows discounted at the risk-free rate, using the treasury yield curve, plus the current market observable LIBOR interest rate spread to treasuries, adjusted for the credit risk of the Company. The Fair Market Value recorded on the Balance Sheet at March 31, 2009, was a liability of $915,054.

Back to Index

NOTE 9.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

 In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows, SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 on January 1, 2009.

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

We measure the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability. This measure resulted in no ineffectiveness for the periods ended March 31, 2009 and March 31, 2008. A liability in the amount of $915,054 at March 31, 2009, has been established on our balance sheet in accrued liabilities. The change in fair value, net of applicable taxes, in the cumulative amount of $562,072 at March 31, 2009, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

Back to Index

NOTE 10. BUSINESS SEGMENT DATA

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

Information about the Company’s operations in different segments is as follows (amount in thousands):

	Three Months Ended
	March 31,	March 31,
	2009	2008
Revenues:
Real Estate	$6	$75
Income Properties	2,339	2,173
Golf	1,423	1,380
General, Corporate and Other	78	310
	$3,846	$3,938
Income (Loss):
Real Estate	$(238)	$(343)
Income Properties	1,847	1,744
Golf	(145)	(237)
General, Corporate and Other	(947)	(910)
	$517	$254
Identifiable Assets:
Real Estate	$37,689	33,449
Income Properties	117,663	107,109
Golf	7,840	8,254
General, Corporate and Other	10,612	19,796
	$173,804	$168,608
Depreciation and Amortization:
Real Estate	$104	92
Income Properties	431	380
Golf	122	125
General, Corporate and Other	26	28
	$683	$625
Capital Expenditures:
Real Estate	$299	$938
Income Properties	825	2,059
Golf	22	6
General, Corporate and Other	1	101
	$1,147	$3,104

      Income represents income (loss) from continuing operations before income taxes.  Identifiable assets by industry are those assets that are used in the Company’s operations in each industry.  General corporate assets and assets used in the Company’s other operations consist primarily of cash, investment securities, and property, plant, and equipment.

Note 11.  ACCOUNTING STANDARDS

    In December 2007, the FASB issued FASB Statement No. 141R, “Business Combinations” (“Statement 141R”) and FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment to ARB No. 51” (“Statement 160”). Statements 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. The Company adopted the statements on January 1, 2009.  Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of Statement 141R and Statement 160 did not have an impact on the Company’s results of operations and financial position.

    In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“The Staff Position”). The Staff Position holds that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6 and therefore should be included in computing earnings per share using the two-class method. The Staff Position is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years.   The Company implemented the Staff Position on January 1, 2009.  The Staff Position did not have an impact on the Company’s financial statements.

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

OPERATIONS OVERVIEW

    We are primarily engaged in real estate land sales and development, reinvestment of land sales proceeds into income properties, and golf course operations. We own approximately 11,200 acres in Florida, of which approximately 10,200 are located within and form a substantial portion of the western boundary of The City of Daytona Beach. Our lands are well-located in the central Florida Interstate-4 and Interstate-95 corridors, providing an excellent opportunity for reasonably stable land sales in future years.

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

    Until the dramatic downturn in the national and local economies in 2008, sales activity on Company owned lands had been strong over the last several years. Development activities on and around Company owned lands continued relatively strong throughout 2008 with the commencement and completion of projects planned or in process before the downturn. Sales and development activities over the last several years included the sale of 120 acres of land to Florida Hospital for the construction of a new hospital, which is scheduled to open mid-year 2009; the expansion of the Daytona Beach Auto Mall; the opening of a second office building in the Cornerstone Office Park; continued development within the 250-acre Gateway Commerce Park (where a 32,000 square-foot industrial building was completed in early 2009) and the 60-acre Interstate Commerce Park, both adjacent to Interstate 95 and the sale of approximately 100 acres of land west of Interstate 95 on which a private high school was constructed and opened in August 2008. In early 2009, the City of Daytona Beach police headquarters, located adjacent to Gateway Commerce Park, was completed and occupied. In the first half of 2008, development also commenced on a 288-unit apartment complex, a medical office building, and a townhouse residential community on the east side of Interstate 95. During the first quarter of 2009, construction commenced on an upscale restaurant on property the Company sold during the fourth quarter of 2008 on a parcel adjacent to the Interstate 95 and LPGA Boulevard interchange.  On the west side of the interstate, development has commenced on a fire station, a hotel, an elementary school, and a 59,000 square-foot furniture retail store in the Interstate Commerce Park.

    These commercial and residential development activities tend to create additional buyer interest and sales opportunities, although weak economic conditions have led us to enter 2009 with a relatively small backlog of contracts, with a portion of these contracts subject to contingencies.

    In 2000, we initiated a strategy of investing in income properties utilizing the proceeds of agricultural land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes. As of March 31, 2009, we have invested approximately $120 million in twenty-six income properties through this process. With this investment base in income properties, lease revenue of approximately $9.3 million is projected to be generated annually. This income, along with income from additional net-lease income property investments, will decrease earnings volatility in future years and add to overall financial performance. This has enabled us to enter into the business of building, leasing, and holding in our portfolio select income properties that are strategically located on our lands.

    We currently have two self-developed projects in process. The first project is a two-building 31,000 square-foot flex office space complex located within Gateway Commerce Park. Construction of these buildings was completed in 2008. As of March 31, 2009, there were no tenants under lease.  Also under development is a 12 acre, 4-lot commercial complex, located at the corner of LPGA and Williamson Boulevards in Daytona Beach, Florida.  The parcel includes a 23,000 square-foot “Class A” office building. With the exception of tenant improvements, construction of the building was completed in the first quarter of 2009.  Approximately 75% of the building is under lease to two tenants with lease payments to commence in the third quarter of 2009 upon completion of the tenant improvements.

    Golf operations consist of the operation of two golf courses, a clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95, south and east of LPGA Boulevard. The Champions course was designed by Rees Jones and the Legends course was designed by Arthur Hills.

    Our agricultural operations consist of growing, managing, and selling timber and hay on approximately 10,700 acres of land on the west side of Daytona Beach, Florida. We are currently in the process of converting a significant portion of our timberlands to hay production.

SUMMARY OF 2009 OPERATING RESULTS

    During the first quarter of 2009, net income of $322,206, equivalent to $.06 per share, was earned.  This net income was earned despite no real estate sale closings during the period.  The earnings were generated on strong profits from income properties and improved results from golf operations.  Net income of $156,124, equivalent to $.03 per share, was posted in the first quarter of 2008.

    We also use Earnings before Depreciation, Amortization, and Deferred Taxes (EBDDT) as a performance measure. Our strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT:

	Three Months Ended
	March 31, 2009	March 31, 2008
Net Income	$322,206	$156,124
Add Back:
Depreciation and Amortization	682,887	624,930
Deferred Taxes	(146,768)	(433,017)
Earnings before Depreciation, Amortization, and Deferred Taxes	$858,325	$348,037

Back to Index                                                                                                               12

EBDDT is calculated by adding depreciation, amortization, and the change in deferred income tax to net income, as they represent non-cash charges. EBDDT is not a measure of operating results or cash flows from operating activities as defined by U.S. generally accepted accounting principles. Further, EBDDT is not necessarily indicative of cash availability to fund cash needs and should not be considered as an alternative to cash flow as a measure of liquidity. We believe, however, that EBDDT provides relevant information about operations and is useful, along with net income, for an understanding of our operating results.

EBDDT totaled $858,325 for the quarter ended March 31, 2009. This EBDDT represented a significant increase from EBDDT of $348,037 posted for 2008’s first fiscal quarter. The improvement was the result of the increased net income coupled with a lower reduction for deferred taxes. During both periods the add-back for deferred taxes was negative as income taxes previously deferred on gains from real estate transactions became currently due when the Company received funds held by the intermediary.  The like-kind exchange process utilizing these funds was not completed, as reinvestment property which met the Company’s criteria could not be identified.

REAL ESTATE OPERATIONS

REAL ESTATE SALES
Real estate operations reported a loss of $238,035 during the first quarter of 2009.  This loss represents a 31% improvement over the loss of $342,934 in 2008’s same period.  The losses during both periods came as the result of no real estate closings during the periods.  Real estate costs and expenses during the first quarter of 2009 decreased 42% when compared to the prior year.  The decline in expenses was due to lower real estate taxes, compensation and agriculture harvesting costs.  Revenues of $6,093 and $74,844 were realized in the first quarter of 2009 and 2008, respectively, and were primarily associated with oil royalties received.

INCOME PROPERTIES

During the first three month period of 2009, income properties produced a profit of $1,846,674 on revenues totaling $2,338,970.  These profits and revenues compared favorably to the profits of $1,744,230 realized on revenues amounting to $2,173,473 realized in 2008’s same period.  The 8% improvement in revenues and 6% rise in profit from income properties were the result of the acquisition in April 2008 of the Harris Teeter supermarket property located in Charlotte, North Carolina.

GOLF OPERATIONS

    Losses from golf operations totaled $144,427 in 2009’s first three-month period.  This loss represents a 39% improvement over the loss of $237,417 recognized in 2008’s same period.  The improvement was realized on a 3% rise in revenues to $1,422,767.  Revenues during 2008’s first quarter totaled $1,379,551.  The revenue gain was generated from both golf and food and beverage activities, with revenues from golf activities and food and beverage activities increasing 2% and 7%, respectively.  These gains were generated on a 43% increase in the number of rounds played during the period, while the average rate per round played declined 27%. Golf operations costs and expenses decreased 3% during the quarter due to lower salaries and wages and golf course maintenance expenses.  Golf operations costs and expenses totaled $1,567,194 and $1,616,968 for the quarters ended March 31, 2009 and 2008, respectively.

GENERAL, CORPORATE, AND OTHER

Interest and other income decreased 78% for the first quarter of 2009, when compared to the prior year’s same period.  The decline resulted from lower investment interest earned on decreased investment securities, lower interest earned on mortgage notes receivable due to the non-accrual of interest on delinquent notes and lower interest on funds held for reinvestment through the like-kind exchange process.

For the first three-month period of 2009, general and administrative expenses decreased 16%, when compared to the 2008’s same period.  This decline was primarily due to lower stock option expenses, due to the lower price of Company stock, in addition to lower compensation costs. Somewhat offsetting the decrease in general and administrative expenses were higher legal and other costs related to shareholder relations. General and administrative expenses totaled $1,025,417 and $1,221,000 for the quarters ended March 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, cash and investment securities totaled $5,451,822, a decrease of $661,000 from the balance of $6,112,420 held at year-end 2008.  There were no funds being held for reinvestment through the like-kind exchange process by our intermediary as of the end of the period.  In addition to the decrease in cash and investment securities during the quarter notes payable rose $2,295,000 with $4,384,554 outstanding on the Company’s $20,000,000 revolving line of credit at March 31, 2009.

The uses of these funds during the quarter primarily consisted of construction and development activities, the continuation of our hay conversion program, payment of income taxes and the payment of dividends.  Construction and development activities approximated $960,000 and included the construction of a road on our core lands adjacent to LPGA Boulevard and construction of the 23,000 square-foot “Class A” office building. Dividends of $572,793, equivalent to $.10 per share, were paid during the period with an additional $1,020,462 paid for income taxes.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect the repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. The repurchase plan is intended to be funded through reduced dividend payments in the future. We have no plans to increase debt to fund the repurchase plan. Through May 1, 2009, 4,660 shares had been repurchased at a total cost of $104,648.

Capital expenditures for the remainder of 2009 are projected to approximate $7.3 million, net of reimbursements from development partners. These expenditures include the completion of road construction and the “Class A” office building tenant improvements, and the continuation of the conversion of timber lands to hay. Also included in capital requirements during 2009 is the acquisition of property through Internal Revenue Code Section 1033 involuntary conversion under threat of condemnation tax deferral provisions. We plan to reinvest $8.5 million by year-end 2009 through this process.

At the end of 2008, the Company focused its efforts on obtaining federal stimulus dollars to extend Dunn Avenue, a major east west thoroughfare bridging Interstate 95, and provide improved access to Company lands. Subsequent to year end, the Company reached a conceptual agreement with the City of Daytona Beach and the County of Volusia on a cost sharing agreement that will allow the use of federal funds to build this road project. This cost sharing agreement will reduce capital expenditures that the Company, as well as the City of Daytona Beach and the County of Volusia, might have otherwise been required to make to construct Dunn Avenue.

Capital to fund the planned expenditures in 2009 is expected to be provided from cash and investment securities (as they mature), operating activities, and financing sources that are currently in place, including the $20 million revolving line of credit, which matures on March 29, 2010.

We also believe that we have the ability to borrow on a non-recourse basis against our existing income properties, which are all free of debt as of the date of this filing. As additional funds become available through qualified sales, we expect to invest in additional real estate opportunities.

Our Board of Directors and management continually review the allocation of any excess capital with the goal of providing the highest return for all shareholders over the long term. The reviews consider various alternatives, including increasing or decreasing regular dividends, declaring special dividends, repurchasing stock, and retaining funds for reinvestment, including road development and hay conversion of timber lands. The Board of Directors has reaffirmed its support for the continuation of the 1031 tax- deferred exchange strategy for reinvestment of agricultural land sales proceeds, self-development of income properties, and development of infrastructure on company owned lands.
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

We acquire income properties with long-term leases in place, upon acquisition, the portion of the purchase price which represents the market value associated with the lease is allocated to an intangible asset. The amount of the intangible asset represents the cost of replacing the tenant should the lease be discontinued. Factors such as vacancy period, tenant improvements, and lease commissions, among others, are considered in calculating the intangible asset. The intangible asset is amortized over the remaining life of the lease at the time of acquisition. At March 31, 2009, the intangible asset associated with the income properties totaled $4,904,524, net of amortization of $1,692,013.

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

We measure the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability. This measure resulted in no ineffectiveness for the periods ended March 31, 2009 and March 31, 2008. A liability in the amount of $915,054 at March 31, 2009, has been established on our balance sheet. The change in fair value, net of applicable taxes, in the cumulative amount of $562,072 at March 31, 2009, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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

We manage our debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. We are primarily exposed to interest rate risk on our $8,000,000 ($6,460,903 outstanding at March 31, 2009) long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, we entered into an interest rate swap agreement during the second quarter of 2002. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would not materially affect our financial position, results of operations, or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

    As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).  Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Back to Index

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments or changes in legal proceedings.

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

    We wish to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2009, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market in the City of Daytona Beach and Volusia County, Florida; the impact of a pronounced recession or further downturn in economic contitions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of environmental and land use regulations; the impact of competitive real estate activity; variability in quarterly results due to the unpredictable timing of land sales; the loss of any major income property tenants; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to those risk factors. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

    While we periodically reassesses material trends and uncertainties affecting our results of operations and financial condition, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER REPURCHASES OF EQUITY SECURITIES

 In November 2008, the Company’s Board of Directors authorized the repurchase by the Company from time to time of up to $8 million of its common stock.  This share repurchase program does not have a stated expiration date.

The following table summarizes the repurchases of the Company's common stock made during the quarter ended March 31, 2009, above:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 – January 31, 2009	--	$--	--	$8,000,000
February 1, 2009 – February 28, 2009	200	22.53	200	7,995,494
March 1, 2009 – March 31, 2009	4,460	22.45	4,460	7,895,353
Total	4,660	$22.46	4,660	$7,895,353

Back to Index

Item 6. Exhibits and Reports on Form 10-Q

(a) Exhibits:

Exhibit  3.1 - Articles of Incorporation of CTLC, Inc. dated February 26, 1993, and Amended Articles of Incorporation dated March 30, 1993, filed with the registrant's Quarterly
       Report on Form 10-Q for the quarter ended March 31, 1993, and incorporated by this reference.

Exhibit  3.2 - Amended Restated By-laws of Consolidated-Tomoka Land Co., as emended and restated on February 27, 2009, as Exhibit 3.2 to registrants' Current Report on Form 8-K filed March 4, 2009, and incorporated by this reference.

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

                                                                                                                                                                CONSOLIDATED-TOMOKA LAND CO.
                                                                                                                                                                   (Registrant)

Date: May 8, 2009	By:/s/William H. McMunn William H. McMunn President and CEO
Date: May 8, 2009	By:/s/ Bruce W. Teeters Bruce W. Teeters Senior VP Finance & Treasurer

Back to Index