Form 10-Q
period 2009-06-30
CONSOLIDATED TOMOKA LAND CO
filed 2009-08-07
CIK 23795

                               UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File Number: 01 - 11350

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

Yes ___    No _____

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule
12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell comapny
(as defined by rule 12b-2 of the Exchange Act).
Yes ____ No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock Outstanding
August 1, 2009
$1.00 par value 5,723,268

INDEX

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED BALANCE SHEETS

	(Unaudited) JUNE 30,	DECEMBER 31,
	2009	2008
ASSETS
Cash	$712,735	$388,787
Restricted Cash	--	462,765
Investment Securities	4,948,011	5,260,868
Refundable Income Taxes	413,344	--
Notes Receivable	4,003,693	4,153,693
Land and Development Costs	19,821,489	18,973,138
Intangible Assets	4,799,234	5,009,819
Other Assets	5,661,464	6,048,126
	$40,359,970	$40,297,196

Property, Plant, and Equipment:
Land, Timber and Subsurface Interests	13,196,544	12,643,391
Golf Buildings, Improvements, and Equipment	11,777,719	11,750,711
Income Properties Land, Buildings, and Improvements	119,285,746	116,517,534
Other Furnishings and Equipment	3,224,292	3,207,845
Construction in Process	--	1,217,549
Total Property, Plant, and Equipment	147,484,301	145,337,030
Less, Accumulated Depreciation and Amortization	(13,642,811)	(12,488,163)
Net - Property, Plant, and Equipment	133,841,490	132,848,867

TOTAL ASSETS	$174,201,460	$173,146,063

LIABILITIES
Accounts Payable	$134,035	$706,095
Accrued Liabilities	7,408,839	7,204,749
Accrued Stock Based Compensation	1,545,988	1,190,725
Pension Liability	2,847,605	3,127,230
Income Taxes Payable	--	1,236,206
Deferred Income Taxes	33,430,299	33,316,436
Notes Payable	11,632,843	8,550,315

TOTAL LIABILITIES	56,999,609	55,331,756

SHAREHOLDERS' EQUITY
Common Stock	5,723,268	5,727,515
Additional Paid in Capital	5,131,246	5,217,955
Retained Earnings	108,920,998	109,556,103
Accumulated Other Comprehensive Loss	(2,573,661)	(2,687,266)

TOTAL SHAREHOLDERS' EQUITY	117,201,851	117,814,307

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$174,201,460	$173,146,063
See Accompanying Notes to Consolidated Financial Statements.

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited) Three Months Ended		(Unaudited) Six Months Ended
	JUNE 30, 2009	JUNE 30, 2008	JUNE 30, 2009	June 30, 2008
Income
Real Estate Operations:
Real Estate Sales
Sales and Other Income	$1,620,800	$2,186,210	$1,626,893	$2,261,054
Costs and Other Expenses	(312,742)	(469,075)	(556,870)	(886,853)
	1,308,058	1,717,135	1,070,023	1,374,201
Income Properties
Leasing Revenues and Other Income	2,338,079	2,320,993	4,677,049	4,494,466
Costs and Other Expenses	(513,747)	(464,693)	(1,006,043)	(893,936)
	1,824,332	1,856,300	3,671,006	3,600,530
Golf Operations
Sales and Other Income	1,262,204	1,288,152	2,684,971	2,667,703
Costs and Other Expenses	(1,739,978)	(1,768,806)	(3,307,172)	(3,385,774)
	(477,774)	(480,654)	(622,201)	(718,071)

Total Real Estate Operations	2,654,616	3,092,781	4,118,828	4,256,660

Profit on Sales of Other
Real Estate Interests	3,000	196,257	14,550	204,257

Interest and Other Income	39,447	142,122	105,994	444,750

Operating Income	2,697,063	3,431,160	4,239,372	4,905,667

General and Administrative Expenses	(2,386,052)	76,058	(3,411,469)	(1,144,942)

Income Before Income Taxes	311,011	3,507,218	827,903	3,760,725
Income Taxes	(123,202)	(1,336,026)	(317,888)	(1,433,409)
Net Income	$187,809	$2,171,192	$510,015	$2,327,316

Per Share Information:
Basic and Diluted Income Per Share	$0.03	$0.38	$0.09	$0.41
Dividends	$0.10	$0.10	$0.20	$0.20
See Accompanying Notes to Consolidated Financial Statements.

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Common	Additional Paid- In	Retained	Accumulated Other Comprehensive	Total Shareholders'	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Equity	Income

Balance, December 31, 2008	$5,727,515	$5,217,955	$109,556,103	$(2,687,266)	$117,814,307

Net Income			510,015		510,015	$510,015

Other Comprehensive Loss: Cash Flow Hedging Derivative, Net of Tax				113,605	113,605	113,605

Comprehensive Income						$623,620

Exercise of Liability Classified Stock Options	413	13,278			13,691

Common Stock Repurchase	(4,660)	(99,987)			(104,647)

Cash Dividends ($.20 per share)			(1,145,120)		(1,145,120)

Balance, June 30, 2009	$5,723,268	$5,131,246	$108,920,998	$(2,573,661)	$117,201,851

See Accompanying Notes to Consolidated Financial Statements.

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,	June 30,
	2009	2008
Cash Flow from Operating Activities
Net Income	$510,015	$2,327,316

Adjustments to Reconcile Net Income to Net Cash
Provided By (Used in) Operating Activities:
Depreciation and Amortization	1,368,157	1,289,761
Loss on Sale of Property, Plant, and Equipment	--	11,743
Non-Cash Compensation	370,772	(1,542,744)
Deferred Income Taxes	113,863	815,599

Decrease (Increase) in Assets:
Notes Receivable	150,000	960,728
Land and Development Costs	(848,351)	(554,498)
Refundable Income Taxes	(413,344)	--
Other Assets	386,662	149,327

(Decrease) Increase in Liabilities:
Accounts Payable	(572,060)	71,967
Accrued Liabilities and Accrued Stock Based Compensation	38,071	107,135
Income Taxes Payable	(1,236,206)	(2,635,817)
Net Cash (Used In) Provided By Operating Activities	(132,421)	1,000,517

Cash Flow From Investing Activities:
Acquisition of Property, Plant and Equipment	(2,150,195)	(13,447,007)
Acquisition of Intangible Assets	--	(704,485)
Decrease in Restricted Cash for Acquisitions
Through the Like-Kind Exchange Process	462,765	10,387,550
Proceeds from Calls or Maturities of Investment Securities	3,712,119	12,332,192
Acquisition of Investment Securities	(3,399,262)	(8,586,762)
Net Cash Provided By Investing Activities	(1,374,573)	(18,512)

Cash Flow from Financing Activities:
Proceeds from Notes Payable	9,202,000	4,898,000
Payments on Notes Payable	(6,119,472)	(5,033,706)
Cash Proceeds from Exercise of Stock Options	2,059	5,090
Cash Used to Settle Stock Appreciation Rights	(3,878)	(36,315)
Cash Used for Repurchase of Common Stock	(104,647)	--
Dividends Paid	(1,145,120)	(1,145,331)
Net Cash Provided By (Used in) Financing Activities	1,830,942	(1,312,262)

Net Increase (Decrease) in Cash	323,948	(330,257)
Cash, Beginning of Year	388,787	863,826
Cash, End of Period	$712,735	$533,569

The Company paid income taxes totaling $1,924,919 in the first six months of 2009.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Income Available to Shareholders:

Net Income	$187,809	$2,171,192	$510,015	$2,327,316

Weighted Average Shares Outstanding	5,723,268	5,726,848	5,724,879	5,726,848
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	--	--	--	--
Total Shares Applicable to Diluted Earnings Per Share	5,723,268	5,726,848	5,724,879	5,726,848

Per Share Information:
Basic and Diluted Income Per Share
Net Income	$0.03	$0.38	$0.09	$0.41
No impact was considered on the conversion of stock options during the periods as the effect would be antidilutive.

NOTE 3. NOTES PAYABLE
Notes Payable consist of the following:

	June 30, 2009
	Total	Due Within One Year

$20,000,000 Line of Credit	$5,244,779	$5,244,779
Notes Payable	6,388,064	278,790
Total	$11,632,843	$5,523,569

Payments applicable to reduction of principal amounts will be required as follows:

                                                                                                                             Year Ending June 30,
2010	$5,523,569
2011	326,271
2012	5,783,003
2013	--
2014 & thereafter	--
$11,632,843

The $20,000,000 line of credit expires on March 29, 2010.

For the first six months of 2009, interest expense was $134,539, net of $137,644 interest capitalized to land and development costs and construction in process, with interest of $272,183 paid during the period.

For the first six months of 2008, interest expense was $154,832, net of $102,056 interest capitalized to land and development costs, with interest of $256,888 paid during the period.

Back to Index

NOTE 4. STOCK OPTION PLAN

The Company maintains a stock option plan (“the Plan”) pursuant to which 500,000 shares of the Company’s common stock may be issued. A summary of share option activity under the Plan as of June 30, 2009, and changes during the six months then ended, is presented below.

STOCK OPTIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009:
	Shares	Wtd Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	226,000	$58.11
Granted	55,000	33.16
Exercised	(1,600)	25.88
Expired	(800)	42.87
Outstanding June 30, 2009	278,600	$53.42	7.43	$294,560
Exercisable at June 30, 2009	111,000	$53.91	6.19	$188,960

STOCK APPRECIATION RIGHTS FOR THE THREE MONTHS ENDED JUNE 30, 2009:

	Shares	Wtd.Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	226,000	$3.12
Granted	55,000	4.76
Exercised	(1,600)	2.42
Expired	(800)	--
Outstanding March 31, 2009	278,600	$3.87	7.43	$158,609
Exercisable at March 31, 2009	111,000	$3.25	6.19	$101,748

In connection with the exercise of 1,600 option shares, 413 shares of stock were issued and 1,187 shares of stock were surrendered to relieve the stock option liability by $11,632. Cash proceeds of $2,059 were received on the exercise of the stock options.

There are no options remaining to be granted under the plan.

Back to Index

NOTE 5. PENSION PLAN
The Company maintains a defined benefit pension plan for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on age, years of service, and the average compensation for the highest five years during the final ten years of employment. The benefit formula provides for a life annuity benefit.

Following are the components of the Net Periodic Benefit Cost:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June30, 2008

Service Cost	$88,803	$84,092	$177,606	$168,184
Interest Cost	112,753	108,800	225,506	217,600
Expected Return on Plan Assets	(116,096)	(130,116)	(232,192)	(260,232)
Net Amortization	47,335	19,879	94,670	39,758
Net Periodic Benefit Cost	$132,795	$82,655	$265,590	$165,310

A contribution in the amount of  $545,215 is expected to be made in 2009.

NOTE 6.  NOTES RECEIVABLE

Notes receivable relate to the financing of real estate sales, bear interest at a market rate, and are recorded at face value. The Company has not and does not intend to sell these receivables. Amounts collected on notes receivable are included in net cash provided by operating activities in the consolidated statements of cash flows.

Notes Receivable consisted of the following:

June 30,
2009
Mortgage note with a fixed interest rate of 7.25% collateralized by real estate, payments due in 2008	$1,845,376
Mortgage note with variable interest rate at 200 basis points above the 30-day London Interbank Offer Rate “LIBOR,” principal and interest payments due annually through 2012	2,158,317

$4,003,693

On August 5, 2009, the Company completed foreclosure on a mortgage note receivable in the amount of $1,845,376.  In future periods the note receivable plus accrued interest receivable of $100,536 will be reclassified to land and development costs. Additionally, the $2,158,317 mortgage note receivable was also in default with foreclosure in process.

In determining impairment on notes receivable the Company also evaluates the property which supports the mortgage note. The accrual of interest on the notes receivable is stopped at the time it is determined that collection of the receivable is unlikely, and has been stopped on the two delinquent notes. Actual losses could differ from those estimated.

NOTE 7.  CONSTRUCTION AND DEVELOPMENT IN PROCESS

The Company has a contract in place for the construction of a road in the Company's core Daytona Beach lands.  This contract totaled $3,482,823, of which $362,724 was remaining to be incurred at June 30, 2009.

At the end of 2008, the Company focused its efforts on obtaining federal stimulus dollars to extend Dunn Avenue, a major east/west thoroughfare bridging Interstate 95, to provide improved access to Company lands. In June, the Company entered into a cost sharing agreement with the City of Daytona Beach and the County of Volusia that will allow the use of federal funds to build this road project.  The Company's cost participation of $1,125,000 is not due until 2010.

Back to Index

NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted Statement No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The adoption of the statement did not require any new fair value measures. The adoption of SFAS 157 had no material impact on the financial condition, results of operations or cash flows of the Company. Based on the guidance provided by Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), we had only partially implemented the guidance promulgated under SFAS 157 as of January 1, 2008, which in our circumstances only affected financial instruments. SFAS 157 was not applied during 2008 to nonfinancial long-lived asset groups, as no measure of impairment was required. As of January 1, 2009 the Company has fully applied the provisions of SFAS 157.  The implementation did not have an impact on the financial statements.

The largest carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, and accounts payable at June 30, 2009 and 2008, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s notes receivable and notes payable is not materially different from market value due to the short maturities on the notes.  The interest rate swap derivative is carried at its fair value at June 30, 2009 and 2008.

At the time the Company’s debt was refinanced in 2002, the Company entered into an interest rate swap agreement. The fair market value of the interest rate swap agreement was determined using Significant Other Observable Inputs (Level 2).  A financial model is used to determine the fair market value of the interest rate swap. The model estimates the expected cash flows discounted at the risk-free rate, using the treasury yield curve, plus the current market observable LIBOR interest rate spread to treasuries, adjusted for the credit risk of the Company. The Fair Market Value recorded on the Balance Sheet at June 30, 2009, was a liability of $762,816.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of held-to-maturity investment securities by major security type and class of security at June 30, 2009, were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
At June 30, 2009
Debt Securities Issued by States
and Political Subdivisions of States	$4,818,767	$2,075	(112,862)	$ 4,707,980
Preferred Stocks	129,244		(51,666)	77,578
	$4,948,011	$2,075	(164,528)	$4,785,558

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

We measure the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability. This measure resulted in no ineffectiveness for the periods ended June 30, 2009 and June 30, 2008. A liability in the amount of $762,816 at June 30, 2009, has been established on our balance sheet in accrued liabilities. The change in fair value, net of applicable taxes, in the cumulative amount of $468,562 at June 30, 2009, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

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

Information about the Company’s operations in different segments is as follows (amount in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenues:
Real Estate	$1,621	$2,186	$1,627	$2,261
Income Properties	2,338	2,321	4,677	4,494
Golf	1,262	1,288	2,685	2,668
General, Corporate and Other	43	339	120	649
	$5,264	$6,134	$9,109	$10,072
Income (Loss):
Real Estate	$1,308	$1,717	$1,070	$1,374
Income Properties	1,824	1,856	3,671	3,601
Golf	(478)	(481)	(622)	(718)
General, Corporate and Other	(2,343)	415	(3,291)	(496)
	$311	$3,507	$828	$3,761
Identifiable Assets:
Real Estate			$37,483
Income Properties			117,870
Golf			7,605
General, Corporate and Other			11,243
			$174,201
Depreciation and Amortization:
Real Estate			$208
Income Properties			868
Golf			244
General, Corporate and Other			48
			$1,368
Capital Expenditures:
Real Estate			$563
Income Properties			1,551
Golf			28
General, Corporate and Other			8
			$2,150

      Income represents income (loss) from continuing operations before income taxes.  Identifiable assets by industry are those assets that are used in the Company’s operations in each industry.  General corporate assets and assets used in the Company’s other operations consist primarily of cash, investment securities, and property, plant, and equipment.

Note 11.  Accounting Standards

    In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 “Subsequent Events”, (“SFAS 165”).  SFAS 165 establishes principles and requirements for subsequent events.  In particular, this Statement sets:  (1). the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements  (2). the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements (3). the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This statement is effective for interim or annual financial period ending after June 15, 2009, and shall be applied prospectively.  The standard has been adopted and it had no effect on the financial statements of the Company.  The Company has evaluated subsequent events through August 7, 2009, the date of issuance of the accompanying consolidated financial statements.

     On August 5, 2009, the Company completed foreclosure on a mortgage receivable note in the amount of $1,845,376. In future periods, the note receivable plus accrued interest receivable in the amount of $100,536 will be reclassified to land and development costs.

    Statement of Financial Accounting Standards No. 166 “Accounting for Transfers of Financial Assets, an amendment to FASB Statement No. 140”, (“SFAS 166”) was issued in June 2009. SFAS 166 is effective for annual reporting periods beginning after November 15, 2009. SFAS 166 modifies the accounting and disclosure requirements regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The statement eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures about transfers of financial assets. The Company does not expect SFAS 166 to have an impact on its financial statements.

    In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“SFAS 168”).  SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification ("the Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.   This will not have an impact on the consolidated results of the Company.

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

OPERATIONS OVERVIEW

    We are primarily engaged in real estate land sales and development, reinvestment of land sales proceeds into income properties, self development of income properties, and golf course operations. We own approximately 11,200 acres in Florida, of which approximately 10,200 are located within and form a substantial portion of the western boundary of the City of Daytona Beach. Our lands are well-located in the central Florida Interstate-4 and Interstate-95 corridors, providing an excellent opportunity for reasonably stable land sales in future years.

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

    Until the dramatic downturn in the national and local economies in 2008, sales activity on Company owned lands had been strong over the last several years. Development activities on and around Company owned lands continued relatively strong throughout 2008 with the commencement and completion of projects planned or in process before the downturn. Sales and development activities over the last several years included: the sale of 120 acres of land to Florida Hospital for the construction of a new hospital, which opened in July of this year; the expansion of the Daytona Beach Auto Mall; the opening of a second office building in the Cornerstone Office Park; continued development within the 250-acre Gateway Commerce Park (where a 32,000 square-foot industrial building was completed in early 2009) and the 60-acre Interstate Commerce Park, both adjacent to Interstate 95, and the sale of approximately 100 acres of land west of Interstate 95 on which a private high school was constructed and opened in August 2008. In early 2009, the City of Daytona Beach police headquarters, located adjacent to Gateway Commerce Park, was completed and occupied. In the first half of 2008, development also commenced on a 288-unit apartment complex, a medical office building, and a townhouse residential community on the east side of Interstate 95. During the first quarter of 2009, construction commenced on an upscale restaurant on property the Company sold during the fourth quarter of 2008 on a parcel adjacent to the Interstate 95 and LPGA Boulevard interchange.  On the west side of the interstate, development has been completed on a fire station, a hotel, and a 59,000 square-foot furniture retail store in the Interstate Commerce Park, with a new elementary school scheduled to open in August of 2009.

    These commercial and residential development activities tend to create additional buyer interest and sales opportunities, although weak economic conditions led us to enter 2009 with a smaller than normal backlog of contracts, a portion of which are subject to contingencies.

    In 2000, we initiated a strategy of investing in income properties utilizing the proceeds of agricultural land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes. As of June 30, 2009, we have invested approximately $120 million in twenty-six income properties through this process. With this investment base in income properties, lease revenue of approximately $9.3 million is projected to be generated annually. This income, along with income from additional net-lease income property investments, will decrease earnings volatility in future years and add to overall financial performance. This has enabled us to enter into the business of building, leasing, and holding in our portfolio select income-producing properties that are strategically located on our lands.

    We currently have two self-developed projects in process. The first project is a two-building 31,000 square-foot flex office space complex located within Gateway Commerce Park. Construction of these buildings was completed in 2008. As of June 30, 2009, there was one tenant under lease for approximately 3,840 square feet, with negotiations ongoing with additional tenant prospects.  Also under development is the first phase of a 12-acre, 4-lot commercial complex, located at the corner of LPGA and Williamson Boulevards in Daytona Beach, Florida.  The parcel includes a 23,000 square-foot “Class A” office building. With the exception of tenant improvements, construction of the building has been completed.  Approximately 75% of the building is under lease to two tenants.  The first tenant occupied the building in mid-July with the second tenant expected to occupy the building in September.

    Golf operations consist of the operation of two championship golf courses, and a clubhouse facility, including food and beverage activities located within the LPGA International mixed-use residential community on the west side of Interstate 95, south and east of LPGA Boulevard. The Champions course was designed by Rees Jones and the Legends course was designed by Arthur Hills.

    Our agricultural operations consist of growing, managing, and selling timber and hay on approximately 10,700 acres of land primarily on the west side of Daytona Beach, Florida. We are currently in the process of converting a significant portion of our timberlands to hay production.

Back to Index

SUMMARY OF 2009 OPERATING RESULTS

    During the quarter ended June 30, 2009, the Company posted net income totaling $187,809, equivalent to $.03 per share.  These profits were generated from the sale of seven acres of real estate and strong earnings from income properties, but represent a significant downturn from 2008’s second quarter profits of $2,171,192, equivalent to $.38 per share.  The unfavorable results were attributed to higher general and administrative expenses due to higher stock options expense and increased costs related to the Company’s recent proxy contest and ongoing shareholder litigation.

    Net income totaled $510,015, equivalent to $.09 per share, for the first six months of 2009.  This net income also represented a substantial downturn from the prior year’s same period profits which totaled $2,327,316, equivalent to $.41 per share.  The unfavorable results again can primarily be attributed to higher general and administrative costs also due to increased expenses associated with stock options and shareholder relations.  In addition, during 2008, the decrease in the price of the Company’s stock resulted in an adjustment to income for the decreased stock option accruals for both the second quarter and first six months.

    We also use Earnings before Depreciation, Amortization, and Deferred Taxes (EBDDT) as a performance measure. Our strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT:

	Three Months Ended
	June 30, 2009	June 30, 2008
Net Income	$187,809	$2,171,192
Add Back:
Depreciation and Amortization	685,270	664,831
Deferred Taxes	260,631	1,248,616
E Earnings before Depreciation, Amortization, and Deferred Taxes	$1,133,710	$4,084,639

	Six Months Ended
	June 30, 2009	June 30, 2008
Net Income	$510,015	$2,327,316
Add Back:
Depreciation and Amortization	1,368,157	1,289,761
Deferred Taxes	113,863	815,599
Earnings before Depreciation, Amortization, and Deferred Taxes	$1,992,035	$4,432,676

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

EBDDT totaling $1,133,710 and $1,992,035 for the second quarter and first six months of 2009, respectively, was significantly lower than 2008’s second quarter and first six months, EBDDT amounting to $4,084,639 and $4,432,676, respectively.  The decrease in EBDDT for both periods was not only the result of lower earnings, but was also due to the reduced add back for deferred income taxes, primarily associated with taxes relating to stock options accruals.

Back to Index

REAL ESTATE OPERATIONS

REAL ESTATE SALES

    During the second quarter and first six months of 2009, sales of 7 acres of land produced revenues of $1,620,800 and $1,626,893, respectively, which generated profits totaling $1,300,058 and $1,070,023 for those periods, respectively.  During 2008’s second quarter, revenues totaling $2,186,210 and profits amounting to $1,717,135 were generated on the sale of 21 acres of property.  The sale of the 21 acres of land generated revenues and profits of $2,261,054 and $1,374,201, respectively for the first six months of 2008.

    Real estate costs and expenses decreased in both the second quarter and first six months of 2009 compared to 2008’s same periods as the result of lower costs of sales on the lower sales volume, and reduced real estate taxes, compensation and agriculture harvesting costs.

INCOME PROPERTIES

    Revenues from income properties increased by a modest 1% rise in 2009’s second quarter to $2,338,079, with net income decreasing 2% to $1,824,332.  The decline in net income was the result of a 11% increase in income properties costs and expenses to $513,747.  The rise in costs and expenses were due to depreciation and operating costs associated with the two new self developed properties.   Construction of the flex office building was completed during the fourth quarter of 2008, with construction of the “Class A” office building completed in the second quarter of 2009.  Net income totaling $1,856,300 was produced on revenues of $2,320,993 during 2008’s second quarter.

    During the first six months of 2009, income properties revenues totaling $4,677,049 produced profits of $3,671,006.  These revenues and profits represented increases of 4% and 2%, respectively, when compared to the prior year’s first six-month period. Profits from income properties of $3,600,530 were recorded in 2008’s first six months on revenues totaling $4,494,466.  The increase in revenues and income were the direct result of the April 2008 purchase of a Harris Teeter supermarket property located in Charlotte, North Carolina.

GOLF OPERATIONS

    Losses from golf operations for the quarter ended June 30, 2009, totaled $477,774, a 1% improvement over the loss of $480,654 posted in 2008’s second quarter.  The modest improvement was achieved despite a 2% decline in total revenues.  Revenues of $1,262,204 were generated in 2009’s second quarter with revenues amounting to $1,288,152 realized in 2008’s same period.  The decrease in revenues was the result of a 5% fall in revenues from golfing activities, offset by a 5% gain in food and beverage activities.   The number of rounds played during the period rose 13%, while the average rate paid per round played decreased 14%.  Golf operations costs and expenses were reduced 2%, to $1,739,978, on lower compensation and golf course maintenance costs.

    During the first six months of 2009, a loss of $622,201 was realized from golf operations.  This loss represented a 13% reduction from the loss of $718,071 generated in 2008’s first six month period.  Revenues amounting to $2,684,971 were produced during the period, a 1% rise over the prior year’s revenues totaling $2,667,703 posted during the six month period.  The revenue gain was generated on a 1% decrease in golfing activities revenues offset by a 6% gain in food and beverage revenues.  The number of rounds of golf played during the six month period rose 27% over the prior year, but was offset by a 20% decline in the average rate paid per round played.  Lower compensation costs and golf course maintenance costs resulted in a 2% decrease in golf operations costs and expenses.

GENERAL, CORPORATE, AND OTHER

When compared to the prior year’s same period, interest and other income decreased 72% for the quarter ended June 30, 2009, to $39,447 and 76% for the six-month period to $105,994.  These declines resulted from lower investment interest earned on decreased investment securities, lower interest earned on mortgage notes receivable due to the non-accrual of interest on delinquent notes and lower interest on funds held for reinvestment through the like-kind exchange process.  During 2008’s second quarter and first six months, interest and other income totaled $142,122 and $444,750, respectively.

            General and administrative expenses totaled $2,386,052 in 2009’s second quarter.  During the second quarter of 2008, general and administrative expenses resulted in a $76,058 net credit.  This credit was the result of a $1,360,675 credit for stock option expenses due to the lower price of Company stock.  Stock option expense totaled $728,405 in 2009’s second quarter due to a rise in the price of Company stock.  Also contributing to the higher general and administrative costs was approximately $550,000 in costs expended on the proxy contest and shareholder litigation.

Increased stock options accruals in addition to significant expenses related to the shareholder litigation and proxy contest also accounted for the rise in general and administrative expenses during the first six months of 2009.  Additional stock option accruals accounted for $1,913,516 of the variance in general and administrative expenses between the two periods with litigation and proxy costs adding $660,000.  General and administrative expenses totaled $3,411,469 and $1,144,942 for the six-month periods ended June 30, 2009 and 2008, respectively.

Back to Index

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, and investment securities totaled $5,660,746 at June 30, 2009, with no funds being held for reinvestment through the like-kind exchange process. This balance represents a $451,674 decline from the year-end 2008 balance of $6,112,420.  In addition to the decrease in cash and investment securities during the six-month period, notes payable increased $3,082,528, with $5,244,799 outstanding on the Company’s $20,000,000 revolving line of credit at June 30, 2009.

The uses of these funds during the period primarily consisted of construction and development activities, the continuation of our hay conversion program, payment of income taxes and the payment of dividends.  The use of funds for construction and development activities approximated $2,400,000 and included the construction of a road on our core lands adjacent to LPGA Boulevard and completion of the 23,000 square-foot “Class A” office building. Approximately $550,000 was used on the hay conversion.  Dividends of $1,145,120, equivalent to $.20 per share, were paid during the period, with an additional $1,924,919 paid for income taxes.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect the repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. The repurchase plan is intended to be funded through reduced dividend payments in the future. We have no plans to increase debt to fund the repurchase plan. Through August 1, 2009, 4,660 shares had been repurchased at a total cost of $104,648, with no repurchases occurring in the second quarter of 2009.

Capital expenditures for the remainder of 2009 are projected to approximate $5.3 million, net of reimbursements from development partners. These expenditures include the completion of road construction and the “Class A” office building tenant improvements, and the continuation of the conversion of timber lands to hay. Also included in capital expenditures during 2009 is the acquisition of property through Internal Revenue Code Section 1033 involuntary conversion under threat of condemnation tax deferral provisions. We plan to reinvest $8.5 million by year-end 2009 through this process.

At the end of 2008, the Company focused its efforts on obtaining federal stimulus dollars to extend Dunn Avenue, a major east/west thoroughfare bridging Interstate 95, to provide improved access to Company lands. In June, the Company entered into a cost sharing agreement with the City of Daytona Beach and the County of Volusia that will allow the use of federal funds to build this road project.  The Company's cost participation of $1,125,000 is not due until 2010.

Capital to fund the planned expenditures in 2009 is expected to be provided from cash and investment securities (as they mature), operating activities, and financing sources that are currently in place, including the $20 million revolving line of credit, which matures on March 29, 2010.

We also believe that we have the ability, if needed, to borrow on a non-recourse basis against our existing income properties, which are all free of debt as of the date of this filing. As additional funds become available through qualified sales, we expect to reinvest in additional real estate opportunities.

Our Board of Directors and management continually review the allocation of any excess capital with the goal of providing the highest long-term return for all shareholders. The reviews consider various alternatives, including increasing or decreasing regular dividends, declaring special dividends, repurchasing stock, and retaining funds for reinvestment, including road development and hay conversion of timber lands. The Board of Directors has reaffirmed its support for the stated business plan of reinvesting agricultural land sales proceeds into 1031 tax-deferred income-producing properties, self-development of income properties, and the creation of infrastructure and entitlements on Company lands to increase long-term shareholder value.

At its regular Board of Directors meeting on July 22, 2009, the Company declared a dividend of $.05 per share.  This dividend represents a reduction of $.05 per share from the previous quarter’s dividend.  The Company believes that while it is important to provide a quarterly dividend to its shareholders, at this time the Company can better allocate a portion of the funds used to pay the dividends for capital investments that will deliver greater long-term shareholder value.

CRITICAL ACCOUNTING POLICIES

The profit on sales of real estate is accounted for in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). We recognize revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet criteria established under SFAS 66, or we retain continuing involvement with the property. A majority of our land sales contracts contain an anti-speculation clause. This clause requires the buyer to begin construction of their project within a specified period of time, generally two years. If this requirement is not met, we have the right, but not the obligation, to repurchase the property at its original sales price.

We acquire income properties with long-term leases in place. Upon acquisition, the portion of the purchase price which represents the market value associated with the lease is allocated to an intangible asset. The amount of the intangible asset represents the cost of replacing the tenant should the lease be discontinued. Factors such as vacancy period, tenant improvements, and lease commissions, among others, are considered in calculating the intangible asset. The intangible asset is amortized over the remaining life of the lease at the time of acquisition. At June 30, 2009, the intangible asset associated with the income properties totaled $4,799,234, net of amortization of $1,797,306.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reviewed the recoverability of long-lived assets, including real estate development, income properties, and other property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may or may not be recoverable. Long-lived assets are evaluated for impairment by using an undiscounted cash flow approach which considers future estimated capital expenditures. Impairment on long-lived assets is measured at fair value. There has been no impairment of long-lived assets reflected in the consolidated financial statements.

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

We measure the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability. This measure resulted in no ineffectiveness for the periods ended June 30, 2009 and June 30, 2008. A liability in the amount of $762,816 at June 30, 2009, has been established on our balance sheet. The change in fair value, net of applicable taxes, in the cumulative amount of $468,560 at June 30, 2009, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

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
Back to Index                                                                                                           15

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rates. The objective of our asset management activities is to provide an adequate level of liquidity to fund operations and capital expansion, while minimizing market risk. We utilize overnight sweep accounts and short-term investments to minimize the interest rate risk. We do not actively invest or trade in equity securities. We do not believe that our interest rate risk related to cash equivalents and short-term investments is material due to the nature of the investments.

We manage our debt considering investment opportunities and risk, tax consequences, and overall financial strategies. We are primarily exposed to interest rate risk on our $8,000,000 ($6,388,064 outstanding at June 30, 2009) long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, we entered into an interest rate swap agreement during the second quarter of 2002. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would not materially affect our financial position, results of operations, or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

    As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).  Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Back to Index

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In December 2008, Wintergreen Advisers, LLC (“Wintergreen”), a Delaware limited liability company and the largest shareholder of the Company, filed a Verified Application for Court Ordered Inspection of the Company’s business records in the Circuit Court of the Seventh Judicial Circuit in and for Volusia County, Florida.  The complaint alleges that the Company has not satisfied Wintergreen’s second demand to inspect certain corporate records, and Wintergreen is seeking an order requiring the Company to make additional records available for inspection and also requiring the Company to pay Wintergreen’s costs, including reasonable attorneys’ fees, reasonably incurred to obtain the order.  The final hearing on the matter commenced on July 28, 2009, but was not completed and will be rescheduled for a later date not yet set by the court.  As a result, the matter remains unresolved, and  no relief has been granted by the court as of the date of the filing of this Form 10-Q.

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

    We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2009, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market in the City of Daytona Beach and Volusia County, Florida; the impact of a prolonged recession or further downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of environmental and land use regulations; the impact of competitive real estate activity; variability in quarterly results due to the unpredictable timing of land sales; the loss of any major income property tenants; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

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

ISSUER REPURCHASES OF EQUITY SECURITIES

 In November 2008, the Company’s Board of Directors authorized the repurchase by the Company from time to time of up to $8 million of its common stock.  This share repurchase program does not have a stated expiration date.  There were no repurchases made under the program during the quarter ended June 30, 2009. From inception of the program, the Company has repurchased 4,660 shares of its common stock at a total cost of $104,648.

Back to Index

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2009 Annual Meeting of Shareholders was held Wednesday, May 13, 2009 and continued on May 22, 2009.  On March 13, 2009, the record date for the annual meeting, there were 5,723,268 shares of the Company's common stock outstanding and 4,699,269 shares were represented in person or by proxy at the Annual Meeting (constituting 82.11% of the outstanding shares).

Director candidates Linda Loomis Shelley, Jeffry B. Fuqua, John J. Allen, Gerald L. DeGood, Allen C. Harper, and William J. Voges were elected to our board.  The following director nominees received the number of votes set forth opposite their respective names:

Director Nominee	Class	For	Withheld
Linda Loomis Shelley	I	4,554,139	145,130
Jeffry B. Fuqua	II	4,261,382	437,887
John J. Allen	III	4,280,946	418,323
Gerald L. DeGood	III	2,493,732	69,137
James E. Gardner	III	1,789,148	73,221
Allen C. Harper	III	2,591,961	44,939
Dianne M. Neal	III	2,091,664	44,736
Francis G. O'Connor	III	2,091,564	44,836
William J. Voges	III	2,477,152	85,717

The director elected as a Class I director was elected for a term of one year, the Class II director was elected for a term of two years, and each of the Class III directors was elected for a three year term.

The terms of directors John C. Adams, Jr., William H. Davison, William H. McMunn, John C. Myers, and William L. Olivari continued after the meeting.

The following shareholder proposals were also voted upon at the meeting as follows:

Proposal #	Description	For	Withheld	Abstain
1	Ratification of Auditiors	4,672,001	17,160	10,108
3	Declassification of the Board	3,630,722	1,030,114	38,431
4	Adoption of Independent Board Chairman Policy	3,345,317	1,320,140	33,809
5	Limiting the Board to Eleven Members	3,240,629	1,418,748	38,891

Back to Index

Item 6. Exhibits and Reports on Form 10-Q

(a) Exhibits:

Exhibit  3.1 - Articles of Incorporation of CTLC, Inc. dated February 26, 1993, and Amended Articles of Incorporation dated March 30, 1993, filed with the registrant's Quarterly
      Report on Form 10-Q for the quarter ended March 31, 1993, and incorporated by this reference.

Exhibit  3.2 - Amended and Restated By-laws of Consolidated-Tomoka Land Co., as emended and restated on February 27, 2009, filed as Exhibit 3.2 to the registrants' Current Report on
          Form 8-K filed March 4, 2009, and incorporated by this reference.

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

                                                                                                                                                                CONSOLIDATED-TOMOKA LAND CO.
                                                                                                                                                                   (Registrant)

Date: August 7, 2009	By:/s/William H. McMunn William H. McMunn President and CEO
Date: August 7, 2009	By:/s/ Bruce W. Teeters Bruce W. Teeters Senior VP Finance and Treasurer

Back to Index