Form 10-Q
period 2009-09-30
CONSOLIDATED TOMOKA LAND CO
filed 2009-11-09
CIK 23795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission file number 01-11350

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
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  "accelerated filer," "smaller reporting company," and "large accelerated filer" in
Rule 12b-2 of the Exchange Act.

                Large accelerated filer ☐                               Accelerated filer ☒
                Non-accelerated filer   ☐(Do not check if a smaller reporting company)       Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company
(as defined in rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock Outstanding
November 01, 2009
$1.00 par value 5,723,268

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements
Consolidated Condensed Balance Sheets -
September 30, 2009 (Unaudited) and December 31, 2008	3

Consolidated Condensed Statements of Income -
Three Months and Nine Months ended September 30, 2009 and 2008
(Unaudited)	4

Consolidated Condensed Statement of Shareholders’ Equity and
Comprehensive Income
Nine Months Ended September 30, 2009
(Unaudited)	5

Consolidated Condensed Statements of Cash Flows -
Nine Months Ended September 30, 2009 and 2008
(Unaudited)	6

Notes to Consolidated Condensed Financial Statements	7-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II - OTHER INFORMATION	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6. Exhibits	19
Exhibit 3.1 Exhibit 3.2 Exhibit 31.1 Exhibit 31.2 Exhibit 32.1 Exhibit 32.2
SIGNATURES	20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED TOMOKA LAND CO.
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
Cash	$234,808	$388,787
Restricted Cash	--	462,765
Investment Securities	5,009,653	5,260,868
Refundable Income Tax	328,684	--
Notes Receivable	2,158,317	4,153,693
Land and Development Costs	22,241,222	18,973,138
Intangible Assets	4,693,942	5,009,819
Other Assets	5,317,337	6,048,126
	$39,983,963	$40,297,196

Property, Plant and Equipment:
Land, Timber and Subsurface Interests	$13,555,317	$12,643,391
Golf Buildings, Improvements & Equipment	11,789,193	11,750,711
Income Properties Land, Buildings and Improvements	119,461,552	116,517,534
Other Furnishings and Equipment	3,257,409	3,207,845
Construction in Process	--	1,217,549
Total Property, Plant and Equipment	148,063,471	145,337,030
Less, Accumulated Depreciation and Amortization	(14,233,330)	(12,488,163)
Net - Property, Plant and Equipment	133,830,141	132,848,867

TOTAL ASSETS	$173,814,104	$173,146,063

LIABILITIES
Accounts Payable	$284,085	$706,095
Accrued Liabilities	7,700,854	7,204,749
Accrued Stock Based Compensation	1,944,384	1,190,725
Pension Liability	2,980,400	3,127,230
Income Taxes Payable	--	1,236,206
Deferred Income Taxes	33,477,607	33,316,436
Notes Payable	10,297,476	8,550,315

TOTAL LIABILITIES	56,684,806	55,331,756

SHAREHOLDERS' EQUITY
Common Stock	5,723,268	5,727,515
Additional Paid in Capital	5,131,246	5,217,955
Retained Earnings	108,844,497	109,556,103
Accumulated Other Comprehensive Loss	(2,569,713)	(2,687,266)

TOTAL SHAREHOLDERS' EQUITY	117,129,298	117,814,307

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$173,814,104	$173,146,063
See Accompanying Notes to Consolidated Financial Statements

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Income
Real Estate Operations:
Real Estate Sales
Sales and Other Income	$959,081	$97,735	$2,585,974	$2,358,789
Costs and Other Expenses	(256,400)	(345,055)	(813,270)	(1,231,908)
	702,681	(247,320)	1,772,704	1,126,881

Income Properties
Leasing Revenues and Other Income	2,429,747	2,380,052	7,106,796	6,874,518
Costs and Other Expenses	(606,771)	(515,425)	(1,612,814)	(1,409,361)
	1,822,976	1,864,627	5,493,982	5,465,157

Golf Operations
Sales and Other Income	881,775	814,067	3,566,746	3,481,770
Costs and Other Expenses	(1,540,284)	(1,531,483)	(4,847,456)	(4,917,257)
	(658,509)	(717,416)	(1,280,710)	(1,435,487)

Total Real Estate Operations	1,867,148	899,891	5,985,976	5,156,551

Profit on Sales of Other
Real Estate Interests	18,289	590,439	32,839	794,696

Interest and Other Income	55,718	91,089	161,712	535,839

Operating Income	1,941,155	1,581,419	6,180,527	6,487,086

General and Administrative Expenses	(1,602,005)	(1,410,864)	(5,013,474)	(2,555,806)

Income Before Income Taxes	339,150	170,555	1,167,053	3,931,280
Income Taxes	(129,488)	(65,309)	(447,376)	(1,498,718)
Net Income	$209,662	$105,246	$719,677	$2,432,562

Per Share Information:

Basic and Diluted Income Per Share	$0.04	$0.02	$0.13	$0.42

Dividends	$0.05	$0.10	$0.25	$0.30
See Accompanying Notes to Consolidated Financial Statements

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
		(Unaudited)

				Accumulated
	Common	Additional Paid- In	Retained	Other Comprehensive	Total Shareholders'	Comprehensive
	Stock	Capital	Earnings	Income	Equity	Income

Balance December 31, 2008	$5,727,515	$5,217,955	$109,556,103	$(2,687,266)	$117,814,307

Net Income	--	--	719,677	--	719,677	$719,677

Other Comprehensive Income: Cash Flow
Hedging Derivative, Net of Tax	--	--	--	117,553	117,553	117,553

Comprehensive Income	--	--	--	--	--	$837,230

Stock Options	413	13,278	--	--	13,691

Stock Buyback	(4,660)	(99,987)			(104,647)

Cash Dividends ($.25 per share)	--	--	(1,431,283)	--	(1,431,283)

Balance September 30, 2009	$5,723,268	$5,131,246	$108,844,497	$(2,569,713)	$117,129,298

See Accompanying Notes to Consolidated Financial Statements

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
	(Unaudited) Nine Months Ended
	September 30,	September 30,
	2009	2008
Cash Flow from Operating Activities
Net Income	$719,677	$2,432,562

Adjustments to Reconcile Net Income to Net Cash
Provided By Operating Activities:
Depreciation and Amortization	2,063,969	1,966,494
Loss on sale of Property, Plant, and Equipment	--	11,743
Deferred Income Taxes	161,171	1,137,206
Non Cash Compensation	769,167	(1,431,778)

Decrease (Increase) in Assets:
Notes Receivable	150,000	960,728
Land and Development Costs	(1,422,708)	(1,781,516)
Refundable Income Taxes	(328,684)	--
Other Assets	730,789	1,114,622

(Decrease) Increase in Liabilities:
Accounts Payable	(422,010)	388,472
Accrued Liabilities	466,830	79,595
Income Taxes Payable	(1,236,206)	(2,956,409)
Net Cash Provided By Operating Activities	1,651,995	1,921,719

Cash Flow From Investing Activities:
Acquisition of Property, Plant, and Equipment	(2,729,366)	(16,839,750)
Acquisition of Intangible Assets	--	(704,485)
Decrease in Restricted Cash for Acquisitions
Through the Like-Kind Exchange Process	462,765	9,926,995
Proceeds from Calls or Maturities of Investment Securities	4,878,589	14,022,746
Acquisition of Investment Securities	(4,627,374)	(9,002,824)
Net Cash Used In Investing Activities	(2,015,386)	(2,597,318)

Cash Flow from Financing Activities:
Proceeds from Notes Payable	11,413,000	8,759,000
Payments on Notes Payable	(9,665,839)	(6,986,838)
Cash Proceeds from Exercise of Stock Options	2,059	5,090
Cash Used to Settle Stock Appreciation Rights	(3,878)	(36,315)
Cash Used for Repurchase of Common Stock	(104,647)	--
Dividends Paid	(1,431,283)	(1,718,084)
Net Cash Provided by Financing Activities	209,412	22,853

Net Decrease in Cash	(153,979)	(652,746)
Cash, Beginning of Year	388,787	863,826
Cash, End of Period	$234,808	$211,080

The Company paid income taxes totaling $1,924,919 for the nine-months ended September 30, 2009.

On August 5, 2009, the Company completed foreclosure on a mortgage note receivable in the amount of $1,845,376, with the note receivable written off, and the land reacquired. There was no gain or loss recognized on the transaction.

See Accompanying Notes to Consolidated Financial Statements

Back to Index

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. PRINCIPLES OF INTERIM STATEMENTS
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures, which are normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, have been omitted pursuant to those rules and regulations. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position and the results of operations for the interim periods. The consolidated format is designed to be read in conjunction with the last annual report. For further information, refer to the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

NOTE 2. COMMON STOCK AND EARNINGS PER SHARE
Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.
Diluted earnings per common share were determined based on the assumption of the conversion of stock options using the treasury stock method at average market for the periods.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Income Available to Common Shareholders:

Net Income	$209,662	$105,246	$719,677	$2,432,562

Weighted Average Shares Outstanding	5,723,268	5,727,515	5,724,336	5,727,072
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	--	--	--	--
Total Shares Applicable to Diluted Earnings Per Share	5,723,268	5,727,515	5,724,336	5,727,072

Per Share Information:
Basic & Diluted Income Per share
Net Income	$0.04	$0.02	$0.13	$0.42

No impact was considered on the conversion of stock options during the periods as the effect would be antidilutive.

Back to Index

NOTE 3. NOTES PAYABLE
Notes payable consist of the following:
	September 30, 2009
		Due Within
	Total	One Year

$20,000,000 Line of Credit	$3,983,598	$3,983,598

Notes Payable	6,313,878	283,945

	$10,297,476	$4,267,543

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending September 30,

2010	$4,267,543
2011	332,303
2012	5,697,630
2013	--
2014 & Thereafter	--

	$10,297,476

The $20,000,000 line of credit expires on March 29, 2010

For the first nine months of 2009, interest expense was $273,247, net of $137,644 interest capitalized to land and development costs and construction in process, with interest of $410,891 paid during the period.

For the first nine months of 2008, interest expense was $256,522, net of $131,864 interest capitalized to land and development costs, and construction in process, with interest of $388,386 paid during the period.

Back to Index

NOTE 4. STOCK OPTION PLAN
The Company maintains a stock option plan ("the Plan") pursuant to which 500,000 shares of the Company's common stock may be issued. A summary of share option activity under the Plan as of September 30, 2009 and changes during the nine months then ended is presented below:

			Wtd Avg
STOCK OPTIONS FOR THE NINE MONTHS			Remaining
ENDED SEPTEMBER 30, 2009			Contractual	Aggregate
		Wtd Avg	Term	Intrinsic
	Shares	Ex Price	(Years)	Value
Outstanding at December 31, 2008	226,000	$58.11
Granted	55,000	$33.16
Exercised	(1,600)	$25.88
Expired	(800)	$42.87
Oustanding at September 30, 2009	278,600	$53.42	7.18	$557,956
Exercisable at September 30, 2009	111,000	$53.91	5.94	$275,256

			Wtd Avg
STOCK APPRECIATION RIGHTS FOR THE NINE MONTHS			Remaining
ENDED SEPTEMBER 30, 2009			Contractual	Aggregate
		Wtd Avg	Term	Intrinsic
	Shares	Fair Value	(Years)	Value
Outstanding at December 31, 2008	226,000	$3.12
Granted	55,000	$4.76
Exercised	(1,600)	$2.42
Expired	(800)	--
Oustanding at September 30, 2009	278,600	$4.65	7.18	$300,438
Exercisable at September 30, 2009	111,000	$3.71	5.94	$148,215

In connection with the exercise of 1,600 option shares, 413 shares of stock were issued and
1,187 shares of stock were withheld via net exercise to relieve the stock option liability by $11,632. Cash proceeds of $2,059 were received on the exercise of the stock options.
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
The benefit formula generally provides for a life annuity benefit.

Following are the components of the Net Periodic Benefit Cost:

	Three Months Ended		Nine Months Ended
September 30,		September 30,	September 30,	September 30,
	2009	2008	2009	2008
Service Cost	$88,803	$84,092	$266,409	$252,276
Interest Cost	112,753	108,800	338,259	326,400
Expected Return on Plan Assets	(116,096)	(130,116)	(348,288)	(390,348)
Net Amortization	47,335	19,879	142,005	59,637
Net Periodic Benefit Cost	$132,795	$82,655	$398,385	$247,965

The Company has made contributions totaling $545,215 in 2009.

NOTE 6. NOTES RECEIVABLE
Notes receivable relate to the financing of real estate sales, bear interest at a market rate, and are recorded at face value. The Company has not and does not intend to sell these receivables.  Amounts collected on notes receivables are included in net cash provided by operating activities in the consolidated statements of cash flows.

        Notes Receivables consisted of the following:

September 30,
2009

Mortgage note with variable interest rate at 200 basis points above the 30-day London Interbank Offer Rate "LIBOR,"
principal and interest payments due annually through 2012	$2,158,317

$2,158,317

On August 5, 2009, the Company completed foreclosure on a mortgage note receivable in the amount of $1,845,376, with the note receivable written-off, and the land reacquired. There was no gain or loss recognized on the transaction.

Additionally, on November 6, 2009, foreclosure was completed on a mortgage note receivable in the amount of $2,158,317.

In determining impairment on notes receivable, the Company also evaluates the property which supports the mortgage note. The accrual of interest on notes receivable is stopped at the time it is determined that collection of the receivable is unlikely, and has been stopped on the delinquent note.  Actual losses could differ from those estimated.

NOTE 7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company accounts for financial instruments as required by the Fair Value Measurements and Disclosure Topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). The largest carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, and accounts payable at September 30, 2009 and December 31, 2008, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s notes receivable and notes payable is not materially different from market value due to the short maturities on the notes.  The interest rate swap derivative is carried at its fair value at September 30, 2009 and December 31, 2008.

At the time the Company’s debt was refinanced in 2002, the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that we can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under the Derivative Instruments and Hedging Activities Topic of FASB ASC which requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss.  The fair market value of the interest rate swap agreement was determined using Significant Other Observable Inputs (Level 2).  A financial model is used to determine the fair market value of the interest rate swap. The model estimates the expected cash flows discounted at the risk-free rate, using the treasury yield curve, plus the current market observable LIBOR interest rate spread to treasuries, adjusted for the credit risk of the Company. The Fair Market Value recorded on the Balance Sheet at September 30, 2009, was a liability of $756,388.  The change in fair value, net of applicable taxes, in the cumulative amount of $464,611 at September 30, 2009, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of held-to-maturity investment securities by major security type and class of security at September 30, 2009, were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
At September 30, 2009
Debt Securities Issued by States
and Political Subdivisions of States	$4,880,409	$5,602	(95,483)	$4,790,528
Preferred Stocks	129,244	--	(45,611)	83,633
	$5,009,653	$5,602	(141,094)	$4,784,161
Back to Index

NOTE 8.  COMMITMENTS AND CONTINGENCIES
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

NOTE 9. BUSINESS SEGMENT DATA
The Company primarily operates in three business segments: real estate, income properties, and golf. Real estate operations include commercial real estate, land sales and development, agriculture, and leasing properties for oil and mineral exploration.

The Company evaluates performance based on income or loss from operations before income taxes. The Company's reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company's operations in different segments is as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenues:
Real Estate	$959	$98	$2,586	$2,359
Income Properties	2,430	2,380	7,107	6,875
Golf	882	814	3,567	3,482
General, Corporate, and Other	74	681	194	1,330
	$4,345	$3,973	$13,454	$14,046
Income (Loss):
Real Estate	$703	$(247)	$1,773	$1,127
Income Properties	1,823	1,865	5,494	5,465
Golf	(659)	(718)	(1,281)	(1,436)
General, Corporate, and Other	(1,528)	(729)	(4,819)	(1,225)
	$339	$171	$1,167	$3,931

Identifiable Assets
Real Estate			$38,230
Income Properties			117,572
Golf			7,473
General, Corporate, and Other			10,539
			$173,814
Depreciation and Amortization
Real Estate			$312
Income Properties			1,317
Golf			366
General, Corporate, and Other			69
			$2,064
Capital Expenditures
Real Estate			$947
Income Properties			1,726
Golf			40
General, Corporate, and Other			16
			$2,729

Income represents income (loss) from continuing operations before income taxes.
Identifiable assets by industry are those assets that are used in the Company's operations in each industry.
General corporate assets and assets used in the Company's other operations consist primarily of cash, investment securities, and property, plant, and equipment.

NOTE 10. CONCENTRATION OF RISKS AND UNCERTAINTIES
The Company’s real estate investments are concentrated in the State of Florida. Uncertainty of the duration of the prolonged real estate and economic slump could have an adverse impact on the Company’s real estate values.

NOTE 11.  ACCOUNTING STANDARDS
In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“SFAS 168”).  SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). The Company adopted SFAS 168 in the third quarter of 2009.   The adoption did not have an impact on the consolidated results of the Company.

In December 2008 the FASB issued guidance on Employers’ Disclosures about Pensions and Other Postretirement Benefits which requires disclosures about plan assets to be provided for fiscal years ending after December 15, 2009.   Under the guidance disclosures requirements include information about how investment allocation decisions are made, the fair value of each major category of plan assets and the inputs and valuation techniques used to develop fair value measurements of plan assets.  The Company plans to adopt the guidance during the fourth quarter of 2009.  The adoption of this guidance is not expected to have an impact on the Company’s financial statements.

NOTE 12.  SUBSEQUENT EVENTS
The Company has evaluated subsequent events through November 9, 2009, the date of issuance of the accompanying consolidated financial statements.  On November 6, 2009, the Company completed foreclosure on a mortgage receivable note in the amount of $1,845,376.

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

               Until the dramatic downturn in the national and local economies in 2008, sales activity on Company owned lands had been strong over several years. Development activities on and around Company owned lands continued relatively strong throughout 2008 and into 2009 with the commencement and completion of projects planned or in process before the downturn. Sales and development activities over the last several years included: the sale of 120 acres of land to Florida Hospital for the construction of a new hospital, which opened in July of this year; the expansion of the Daytona Beach Auto Mall; the opening of a second office building in the Cornerstone Office Park; continued development within the 250-acre Gateway Commerce Park (where a 32,000 square-foot industrial building was completed in early 2009) and the 60-acre Interstate Commerce Park, both adjacent to Interstate 95; and the sale of approximately 100 acres of land west of Interstate 95 on which a private high school was constructed and opened in August 2008. In early 2009, the City of Daytona Beach police headquarters, located adjacent to Gateway Commerce Park, was completed and occupied. Also in 2009, construction was completed on a 288-unit apartment complex and a medical office building, with development of a townhouse residential community on the east side of Interstate 95 continuing. During the first quarter of 2009, construction commenced on an upscale restaurant on a parcel adjacent to the Interstate 95 and LPGA Boulevard interchange, which the Company sold during the fourth quarter of 2008 ..  On the west side of Interstate 95, development has been completed on a fire station, a hotel, and a 59,000 square-foot furniture retail store in the Interstate Commerce Park, along with a new elementary school which opened in August 2009.

               These commercial and residential development activities tend to create additional buyer interest and sales opportunities, although weak economic conditions led us to continue in 2009 with a smaller than normal backlog of contracts, with few select opportunities for additional transactions in the near term.

               In 2000, we initiated a strategy of investing in income properties utilizing the proceeds of agricultural land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes. As of September 30, 2009, we have invested approximately $120 million in twenty-six income properties through this process. With this investment base in income properties, lease revenue of approximately $9.3 million is projected to be generated annually. This income, along with income from additional net-lease income property investments, is expected to decrease earnings volatility in future years and add to overall financial performance. This has enabled us to enter into the business of building, leasing, and holding in our portfolio select income-producing properties that are strategically located on our lands.

In the third quarter of this year, we were notified by Barnes & Noble that it would be vacating its store in Lakeland, Florida, upon the expiration of the original lease term at the end of  January 2010.  The Company is exploring all strategic alternatives on this 18,150 square-foot property.  All remaining properties remain leased with the average remaining lease term in excess of 11 years, excluding additional option years.  The Barnes & Noble store in Daytona Beach, Florida which has a lease termination date at the end of January 2011, excluding option years, is the next lease up for renewal.  No other leases have less than six-years remaining on the initial lease term.

               We currently have two self-developed projects in the lease up stage. The first project is a two-building 31,000 square-foot flex office space complex located within Gateway Commerce Park. Construction of these buildings was completed in 2008. As of September 30, 2009, there was one tenant under lease for approximately 3,840 square feet, with negotiations ongoing with additional tenant prospects.  Also under development is the first phase of a 12-acre, 4-lot commercial complex located at the corner of LPGA and Williamson Boulevards in Daytona Beach, Florida.  The parcel includes a 23,000 square-foot “Class A” office building. With the exception of additional tenant improvements, which are to be made as vacant space is leased, construction of the building has been completed.  Approximately 75% of the building is under lease to two tenants.  The first tenant occupied the building in mid-July and the second tenant began occupying the building in September.

               Golf operations consist of the operation of two championship golf courses and a clubhouse facility, including food and beverage activities, located within the LPGA International mixed-use residential community on the west side of Interstate 95, south and east of LPGA Boulevard. The Champions course was designed by Rees Jones and the Legends course was designed by Arthur Hills.

               Our agricultural operations consist of growing, managing, and selling timber and hay on approximately 10,700 acres of land primarily on the west side of Daytona Beach, Florida. We are currently in the process of converting a significant portion of our timberlands to hay production.

Back to Index

SUMMARY OF 2009 OPERATING RESULTS

               During the quarter ended September 30, 2009, net income totaled $209,662, equivalent to $.04 per share.  This income was generated on the sale of nine acres of land and continued strong earnings from income properties.  During 2008’s third quarter, when no land sales were recorded, net income amounting to $105,246, equivalent to $.02 per share, was produced.

           Net income of $719,677, equivalent to $.13 per share, was posted for the nine-month period ended September 30, 2009 on the sale of 16 acres of land.  This net income represents a significant downturn from profits of $2,432,562, equivalent to $.42 per share, recorded in 2008’s same period.  The unfavorable results can primarily be attributed to higher general and administrative costs due to increased expenses associated with stock options and shareholder relations.   In addition, during 2008's first nine months, the decrease in the price of the Company’s stock during the first six months of the year resulted in an addition to income of $879,470 after income taxes for stock option accruals.

               We also use Earnings before Depreciation, Amortization, and Deferred Taxes (EBDDT) as a performance measure. Our strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT:

	Three Months Ended
	September 30, 2009	September 30, 2008
Net Income	$209,662	$105,246
Add Back:
Depreciation and Amortization	695,813	676,733
Deferred Taxes	47,308	321,607
E Earnings before Depreciation, Amortization, and Deferred Taxes	$952,783	$1,103,586

	Nine Months Ended
	September 30, 2009	September 30, 2008
Net Income	$719,677	$2,432,562
Add Back:
Depreciation and Amortization	2,063,970	1,966,494
Deferred Taxes	161,171	1,137,206
Earnings before Depreciation, Amortization, and Deferred Taxes	$2,944,818	$5,536,262

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

EBDDT totaling $952,783 and $2,944,818 for the third quarter and first nine months of 2009, respectively, was lower than 2008’s third quarter and first nine months of EBDDT amounting to $1,103,586 and $5,536,262, respectively.  The decrease in EBDDT for both periods was partially due to the reduced add back for deferred income taxes, primarily associated with taxes relating to stock options accruals, with lower earnings also contributing significantly to the decrease in EBDDT for the nine month period.

Back to Index

REAL ESTATE OPERATIONS

REAL ESTATE SALES

        During the third quarter of 2009 the sale of nine acres of land produced revenues and profits of $959,081 and $702,681, respectively.  A loss of $247,320 was reported in 2008’s third quarter as no land sales occurred during the period.  Real estate sales costs and expenses were reduced during 2009’s third quarterly period primarily due to lower real estate taxes and compensation costs.

The sale of 16 acres of land during the first nine months of 2009 resulted in the realization of revenues and profits totaling $2,585,974 and $1,772,704, respectively.  During 2008’s same period the sale of 21 acres of land generated profits of $1,126,881 on revenues totaling $2,358,789.  The decrease in costs and expenses during the nine month period was again the result of lower real estate taxes and compensation costs in addition to lower cost of sales associated with the land sales.

INCOME PROPERTIES

When compared to the prior year’s same period, revenues from income properties rose a modest 2% for 2009’s third quarter to $2,429,747.  This rise was due to additional rental income realized from leasing of the new self-developed Class A office building located in Daytona Beach, Florida.   Income properties costs and expenses rose 18% during the period on costs, including depreciation, from the office building along with costs associated with the Gateway Commerce Park flex buildings. These increases in revenues and costs and expenses resulted in a 2% decrease in profits to $1,822,976. Third quarter 2008 revenues and net income from income properties totaled $2,380,052 and $1,864,627, respectively.

Year-to-date through September 30, 2009 income properties profit totaled $5,493,982.  These profits reflect a modest 1% rise from the profits posted in 2008’s same period totaling $5,465,157.  The gain in profitability was produced on a 3% rise in revenues offset by a 14% increase in costs and expenses.  The increase in revenues was the result of lease revenues from the new office building coupled with additional revenues from the Charlotte, North Carolina, Harris Teeter supermarket building, which was acquired in April 2008.  These two factors, in addition to the Gateway Commerce Center flex buildings, also accounted for the rise in costs and expenses through September 30, 2009.  Income properties revenues amounted to $7,106,796 and $6,874,518, respectively, for 2009 and 2008.

GOLF OPERATIONS

        Losses from golf operations for the quarter ended September 30, 2009, totaled $658,509, an 8% improvement over the loss of $717,416 posted in 2008’s third quarter.  The improvement was achieved on an 8% gain in total revenues.  Revenues of $881,775 were generated in 2009’s third quarter with revenues amounting to $814,067 realized in 2008’s same period.  The increase in revenues was the result of a 7% gain in revenues from golfing activities, coupled with a 12% increase in food and beverage activities.   The number of rounds played during the period rose 33%, but was somewhat offset by a 15% decline in the average rate paid per round played.  Golf operations costs and expenses rose 1%, to $1,540,284, on higher food and beverage cost of sales and wage costs, due to the increased activity, offset by lower golf course maintenance expenses.

        During the first nine months of 2009, a loss of $1,280,710 was realized from golf operations.  This loss represented an 11% reduction from the loss of $1,435,487 generated in 2008’s first nine month period.  Revenues amounting to $3,566,746 were produced during the period, a 2% rise over the prior year’s revenues totaling $3,481,770. This revenue gain was generated on a 1% increase in golfing activities revenues in addition to an 8% gain in food and beverage revenues.  The number of rounds of golf played during the nine month period rose 28% over the prior year, but was offset by a 19% decline in the average rate paid per round played.  Lower compensation costs and golf course maintenance expenses resulted in a 1% decrease in golf operations costs and expenses.

GENERAL, CORPORATE, AND OTHER

            During the first nine months of 2009, profits on the release of subsurface interests totaled $32,839, of which $18,289 was earned in the third quarter.  Releases were granted on 18 acres and one acre for the nine months and third quarter of 2009, respectively.  Profits on the sale of other real estate interests totaled $590,439 and $794,696 for the third quarter and first nine months of 2008, respectively.  These profits were realized on the release of subsurface rights on 772 acres, of which the release of 537 acres occurred in the third quarter.

When compared to the prior year’s same period, interest and other income decreased 39% for the quarter ended September 30, 2009, to $55,718, and 70% for the nine-month period to $161,712.  These declines resulted from lower investment interest earned on decreased investment securities, lower interest earned on mortgage notes receivable due to the non-accrual of interest on delinquent notes, and lower interest on funds held for reinvestment through the like-kind exchange process.  During 2008’s third quarter and first nine months, interest and other income totaled $91,089 and $535,839, respectively.

            General and administrative expenses totaled $1,602,005 in 2009’s third quarter, while in 2008’s third quarter general and administrative expenses amounted to $1,410,864.  This 14% increase was principally the result of increased stock option expense.

Increased stock options accruals accounted for $2,200,945 of the rise in general and administrative expenses during the first nine months of 2009.  This variance resulted from a significant decrease in the price of Company stock in the first half of 2008, while the stock price has increased in 2009.  Also contributing to the higher expenses were legal and other costs associated with a shareholder lawsuit and proxy contest of approximately $735,000.  General and administrative expenses totaled $5,013,474 and $2,555,806 for the nine-month periods ended September 30, 2009 and 2008, respectively.

Back to Index

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash, and investment securities declined $867,959 during the first nine months of 2009, with a balance of $5,244,461 at September 30, 2009.  This balance included no funds being held by a qualified intermediary for reinvestment through the like-kind exchange process.  The balance of cash, restricted cash, and investment securities totaled $6,112,420 at December 31, 2008.  In addition to the decrease in cash and investment securities during the nine-month period, notes payable increased $1,747,161, with $3,983,598 outstanding on the Company’s $20,000,000 revolving line of credit at September 30, 2009.

Funds used during the nine-month period were centered around construction and development activities, continued hay conversion, payment of income taxes and dividends.  The completion of the 23,000 square-foot “Class A” office building along with the completion of the construction of a road, Tournament Drive, on our core lands adjacent to LPGA Boulevard in Daytona Beach, Florida were the primary uses of the $3.1 million expended for construction and development.  Hay conversion costs approximated $850,000 during the period.  The payment of income taxes amounted to $1,949,919, with dividends paid totaling $1,431,283, equivalent to $.25 per share, for the nine month period.

    During August of 2009 the Company completed the reacquisition of a 6 acre parcel of land through the foreclosure of a mortgage note receivable.  The mortgage note receivable was written-off with the land recorded in Land and Development costs in the amount of $1,961,324.  There was no gain or loss recognized on the transaction.  An additional mortgage note receivable was foreclosed in early November.  The mortgage note, valued at $2,269,580 including accrued interest, was secured by 317 acres of property.  In determining impairment on notes receivable the Company also evaluates the property which supports the mortgage note.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect the repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. The repurchase plan is intended to be funded through reduced dividend payments in the future. We have no plans to increase debt to fund the repurchase plan. Through November 1, 2009, 4,660 shares had been repurchased at a total cost of $104,648, with no repurchases occurring in the third quarter of 2009.

Capital expenditures for the remainder of 2009 are projected to approximate $2.7 million. These expenditures include tenant improvements at the flex office building located in Gateway Commerce Park, and the continuation of the conversion of timber lands to hay.  Also included in capital expenditures for the remainder 2009 is the acquisition of property through Internal Revenue Code Section 1033 involuntary conversion under threat of condemnation tax deferral provisions. We plan to reinvest $2.2 million by year-end 2009 through this process with an additional $7.9 million to be expended in subsequent years.

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

At its regular Board of Directors meeting on October 28, 2009, the Company declared a dividend of $.05 per share. The Company recognizes the importance of providing a quarterly dividend and maintaining that commitment during the recent economic downturn.  The Board of Directors will continue to monitor the national and local economic conditions and balance the Company's capital needs against its desire to maintain the quarterly dividend at or near its current level

Back to Index

CRITICAL ACCOUNTING POLICIES

The profit on sales of real estate is accounted for in accordance with the Accounting for Sales of Real Estate Topic of FASB ASC. We recognize revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet established criteria, or we retain continuing involvement with the property. A majority of our land sales contracts contain an anti-speculation clause. This clause requires the buyer to begin construction of their project within a specified period of time, generally two years. If this requirement is not met, we have the right, but not the obligation, to repurchase the property at its original sales price.

We acquire income properties with long-term leases in place. Upon acquisition, the portion of the purchase price that represents the market value associated with the lease is allocated to an intangible asset. The amount of the intangible asset represents the cost of replacing the tenant should the lease be discontinued. Factors such as vacancy period, tenant improvements, and lease commissions, among others, are considered in calculating the intangible asset. The intangible asset is amortized over the remaining life of the lease at the time of acquisition. At September 30, 2009, the intangible asset associated with the income properties totaled $4,693,942, net of amortization of $1,902,598.

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets Topic of FASB ASC we have reviewed the recoverability of long-lived assets, including real estate development, income properties, and other property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may or may not be recoverable. Long-lived assets are evaluated for impairment by using an undiscounted cash flow approach which considers future estimated capital expenditures. Impairment on long-lived assets is measured at fair value. There has been no impairment of long-lived assets reflected in the consolidated financial statements.

At the time our debt was refinanced in 2002, we entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that we can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under Derivative Instruments and Certain Hedging Activities Topic of FASB ASC.  The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss.

We measure the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability. This measure resulted in no ineffectiveness for the periods ended September 30, 2009 and September 30, 2008. A liability in the amount of $756,388 at September 30, 2009, has been established on our balance sheet. The change in fair value, net of applicable taxes, in the cumulative amount of $464,611 at September 30, 2009, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

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

Both our stock options and stock appreciation rights are liability classified awards under the Share Based Payment Topic of FASB ASC and are required to be remeasured to fair value at each balance sheet date until the award is settled.

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

We manage our debt considering investment opportunities and risk, tax consequences, and overall financial strategies. We are primarily exposed to interest rate risk on our $8,000,000 ($6,313,878 outstanding at September 30, 2009) long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, we entered into an interest rate swap agreement during the second quarter of 2002. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would not materially affect our financial position, results of operations, or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).  Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER REPURCHASES OF EQUITY SECURITIES

 In November 2008, the Company’s Board of Directors authorized the repurchase by the Company from time to time of up to $8 million of its common stock.  This share repurchase program does not have a stated expiration date.  There were no repurchases made under the program during the quarter ended September 30, 2009. From inception of the program, the Company has repurchased 4,660 shares of its common stock at a total cost of $104,648.

Back to Index

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 3.1 - Amended and Restated Articles of Incorporation of Consolidated-Tomoka Land Co., dated October 28, 2009, filed as Exhibit 3.1 to the registrant's
             Current Report on Form 8-K filed October 30, 2009, and incorporated herein by reference.

Exhibit 3.2 - Amended and Restated By Laws of Consolidated-Tomoka Land Co., dated October 28, 2009, filed as Exhibit 3.2 to the registrant's Current Report on Form 8-K filed October 30, 2009, and incorporated herein by reference.

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

CONSOLIDATED-TOMOKA LAND CO.
                    (Registrant)

November 9, 2009 By:	/s/William H. McMunn
William H. McMunn, President and Chief Executive Officer

November 9, 2009 By:	/s/Bruce W. Teeters
Bruce W. Teeters, Senior Vice President Finance and Treasurer

Back to Index