Form 10-K
period 2009-12-31
CONSOLIDATED TOMOKA LAND CO
filed 2010-03-12
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Smaller reporting company ☐	Accelerated filer ☒	Non-accelerated filer ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant at June 30, 2009, was approximately $192,269,726.

The number of shares of the registrant’s Common Stock outstanding on March 12, 2010 was 5,723,268.

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders, which will be filed with the Security and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2009, are incorporated by reference in Part III of this report.

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

The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2010, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include the risk factors set forth in Item 1A below.

While the Company periodically reassesses material trends and uncertainties affecting its results of operations and financial condition, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

PART I

ITEM 1.	BUSINESS

Consolidated-Tomoka Land Co. (which is referred to as the “Company,” “we,” “our,” or “us”) is primarily engaged in real estate, income properties, and golf operations (collectively, the “Real Estate Business”) through its wholly-owned subsidiaries, Indigo Group Inc., Indigo Development LLC, Indigo International LLC., Indigo Group Ltd., Indigo Commercial Realty Inc., W. Hay Inc., W. Hay LLC, and Palms Del Mar Inc. Real estate operations include land sales and development, agricultural operations, and leasing properties for oil and mineral exploration. Income properties primarily consist of the ownership of properties leased on a triple-net and double-net basis. Golf operations consist of the operation of two golf courses, a clubhouse facility, and food and beverage activities. These operations are predominantly located in Volusia County, Florida, with various income properties located in Florida, Georgia, and North Carolina.

The following is information regarding the Company’s business segments. The “General, Corporate, and Other” category includes general and administrative expenses, income earned on investment securities, and other miscellaneous income and expense items.

	2009	2008	2007
	(IN THOUSANDS)
Revenues of each segment are as follows:
Real Estate	$2,634	$4,565	$25,948
Income Properties	9,570	9,236	8,725
Golf	4,724	4,672	5,160
General, Corporate, and Other	231	2,082	3,243

	$17,159	$20,555	$43,076

Operating income (loss) before income tax for each segment is as follows:
Real Estate	$1,379	$2,972	$19,013
Income Properties	7,299	7,337	6,956
Golf	(1,920)	(1,843)	(1,749)
General, Corporate, and Other	(5,513)	(730)	(2,927)

	$1,245	$7,736	$21,293

Identifiable assets of each segment are as follows:
Real Estate	$41,255	$36,917	$33,026
Income Properties	117,551	117,198	105,121
Golf	7,349	7,876	8,334
General, Corporate, and Other	10,420	11,155	25,352

	$176,575	$173,146	$171,833

Identifiable assets by segment are those assets that are used in each segment. General corporate assets and those used in the Company’s other operations consist primarily of cash, investment securities, notes receivable, and property, plant, and equipment.

BUSINESS PLAN

In 1999, we adopted a business plan that we believed could increase shareholder value year-after-year and also produce stable earnings during depressed real estate markets. We committed to minimizing corporate debt and overhead. The real estate market has always been cyclical. In down markets, significant debt can severely weaken a real estate company by forcing it to sell off valuable assets at a discount. Although our revenues and profits have grown significantly, prior to the national and local economic downturn experienced in 2008 and 2009, we have only 12 full-time corporate employees—less than we had in 2000.

ITEM 1.	BUSINESS (Continued)

Except for our agricultural operations, we subcontract all other work. To cover operating expenses and produce stable income during challenging economic conditions, we accumulated a debt-free $120 million portfolio of net-lease properties. These strategic initiatives have allowed us to continue to sell land at the highest prices per square-foot in our market. We have a policy of not discounting prices to make a sale even during challenging times. We can afford to hold our lands until the market improves. In short, we believe that our business plan allows us to maximize shareholder value in both good and bad times.

Our business plan accelerates the conversion of our agricultural lands located in Daytona Beach into a geographically diverse portfolio of low-risk income properties utilizing income tax deferral under Section 1031 of the Internal Revenue Code. Our long-held lands are carried on our books at a very low tax basis, and as a result, qualifying land sales generate very large taxable gains. The 1031 exchange process allows us to postpone, hopefully indefinitely, the related income taxes and reinvest 100% of the gross sale proceeds of qualifying sales. To equal the equivalent after-tax returns from our 1031 investment portfolio, alternative investments would need to yield a safe return about 40% greater. Our 1031 investment strategy offers a number of options that can further increase shareholder value. For example, because our portfolio is comprised of net-lease tenants with high quality credit, we have the option of borrowing against a property on a non-recourse basis and reinvesting the borrowed funds into any number of alternate investments, including self-development, without triggering the repayment of the deferred taxes. We expect that leveraging our portfolio in future years will allow us to further increase our return on investment and shareholder value. We test alternative strategies under our business plan, which is reviewed annually by the Board of Directors. This analysis consistently indicates that our 1031 tax strategy, when applicable, coupled with self-development yields the highest potential shareholder value year after year.

Real estate sales and development are highly localized activities. Our success is based on execution of our business plan by a small, but talented, team of employees with the local knowledge and contacts to market our products and obtain the necessary entitlements. Our strategy, coupled with our long-term vision, are the critical steps in building shareholder value. While we often refer to “selling land,” in reality, we are exchanging our low income-producing asset—our agricultural land—into a new higher-value geographically dispersed assets that produces predictable income. Coupled with our self-development of certain select income product types, we are growing our assets, cash flow, profits, and shareholder value.

From 2007 through 2009, we expanded into self-development of select office and flex office/warehouse properties. During 2007, we analyzed our Daytona Beach land holdings to determine which core properties we wished to retain for the long term. These identified sites all have the potential to develop over time into high-value net-lease income properties that we believe will meet our adopted criteria to hold for the long term in our portfolio. We anticipate that these select properties will be comprised of build to suit, self-developed or land leases.

REAL ESTATE OPERATIONS

COMMERCIAL DEVELOPMENT. In 1993, the Company received Development of Regional Impact (“DRI”) approval on a 4,500-acre tract of land located both east and west of Interstate 95 in Daytona Beach, Florida. The tract of land includes approximately 3,000 acres west of Interstate 95 in a mixed-used development known as LPGA International. The LPGA International development includes the headquarters of the Ladies Professional Golf Association, along with two championship golf courses, clubhouse facilities, and residential communities. In addition to these uses, the DRI also provides for resort facilities, and other commercial uses. All of the remaining property within the LPGA International development was sold to MSKP Volusia Partners LLC, a Morgan Stanley-Kitson Partnership (“MSKP”) in 2007. As part of that sales transaction we took back a mortgage note in the amount of $2,158,317. During 2009, the Company reacquired, through the foreclosure process, 317 acres of property with both residential and commercial designations which was held as collateral for

ITEM 1.	BUSINESS (Continued)

the note receivable. The remainder of the property owned by MSKP, approximately 1,000 acres, was reacquired by its lender by deed in lieu of foreclosure, and during the first quarter of 2010, a residential development company purchased this property.

The Company owns approximately 1,320 acres of land within the DRI, primarily located east of Interstate 95. At the end of 2002, the Company closed the sale of the first corporate headquarters site at the Company’s new Cornerstone Office Park located within the 250-acre Gateway Business Center at the southeast quadrant of the Interstate 95 interchange at LPGA Boulevard. Development of the office park was substantially completed in 2003, with the opening in January 2004 of the first office building owned and constructed by a third party. The Company’s corporate office is located in this building. A second site was sold within the development during 2005, with a companion 47,000 square-foot office building owned and constructed by a third party, which opened in early 2006.

Development of a 12-acre, 4-lot commercial complex located at the north east corner of LPGA and Williamson Boulevards commenced in 2007. Site work, building plans, and permitting have been completed. This parcel includes a 22,000 square-foot “Class A” office building constructed by the Company. Occupancy of the office building commenced in the third quarter of 2009, with the building 75% occupied at year end 2009.

Development of the Gateway Commerce Park, a 250-acre industrial, warehouse, and distribution park located south of Gateway Business Center on the east side of Interstate 95 in Daytona Beach, commenced in 2004 with the first phase substantially completed prior to year-end 2004. The first sale within the development closed in February 2004, with construction of a 60,000 square-foot manufacturing and distribution facility by a third party completed in late 2004. Through December 2009, seven sales totaling approximately 70 acres have closed within the Gateway Commerce Park with buildings approximating 350,000 square feet constructed, including 32,000 square feet which was completed in early 2009. The constructed buildings include a two building 31,000 square-foot flex office space complex which was self-developed by the Company to be held in its portfolio of income properties. Leasing efforts have been slow on these two flex office buildings, with 13% occupancy at year end 2009. Total build-out, including expansions of existing buildings, on the sold and developed parcels will approximate 650,000 square feet.

Indigo Commercial Realty Inc., a wholly owned commercial real estate brokerage company formed in 1981, is the Company’s agent in the management of developed and undeveloped acreage. Approximately 24 acres of fully developed sites located in the Daytona Beach area and owned by Indigo Group Inc. were available for sale at December 31, 2009. All development and improvements have been completed at these sites.

RESIDENTIAL. During 2005, Indigo Group Ltd. sold its remaining residential lot inventory in Tomoka Heights, a 180-acre development adjacent to Lake Henry in Highlands County, Florida. The remaining residential lots in Riverwood Plantation, a 180-acre community in Port Orange, Florida, were sold during 2004.

AGRICULTURAL OPERATIONS. The Company’s agricultural lands encompass approximately 11,000 acres on the west side of Daytona Beach, Florida. Management believes the geographic location of this tract is excellent. In addition to access by major highways (Interstate 95, Interstate 4, State Road 40, and International Speedway Boulevard), the internal road system for forestry and other agricultural purposes is good. In the summer of 1998, wildfires ravaged central Florida, destroying approximately 8,500 acres of the Company’s timber land. This event and the sale of an approximate 11,000-acre parcel to St. Johns River Water Management District in 1997 reduced the Company’s potential for future income from sales of forest products. Expenses associated with forestry operations consist primarily of real estate taxes, with additional expenses including the costs of installing and maintaining roads and drainage systems, reforestation, and wildfire suppression.

After the wildfires experienced in 1998, the Company began replanting approximately 1,000 acres annually in timber. It is anticipated that the newly planted timber will reach maturity in 14 to 20 years. Based on then

ITEM 1.	BUSINESS (Continued)

current growth projections, a significant portion of the replanted lands east of Interstate 95 and along LPGA Boulevard and certain lands west of Interstate 95 appeared to be in the path of the area’s growth, which could result in some portions of the property being sold prior to the maturity of the timber crop. This situation prompted the Company to develop a business plan in the early 2000’s for conversion of unplanted and immature timber lands into other agricultural uses that would produce saleable crops on a shorter maturity schedule. The timber replanting program was discontinued in 2004.

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

During 2005, the Company hired staff to manage and operate equipment for the ongoing hay operations. Approximately 80 acres of land were planted during 2005, with the first harvest in the first quarter of 2006. During 2006 and 2007, the Company continued to expand its hay operations with the addition of new employees and equipment. At the end of 2009, approximately 1,500 acres were planted with an additional 200 acres in various stages of clearing and planting. Harvesting activities were limited both in 2007 through 2009 due to a significant shortage of rainfall in those years.

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

At December 31, 2009, there were two producing oil wells on the Company’s interests. Volume in 2009 was 95,882 barrels and volume in 2008 was 74,876 barrels from two producing wells. Production in barrels for prior recent years was: 2007—103,899, 2006—105,553, 2005—95,062, and 2004—109,114.

ITEM 1.	BUSINESS (Continued)

INCOME PROPERTIES

The Company’s business strategy involves becoming a company, over time, with a more predictable earnings pattern from geographically dispersed real estate holdings. To this end, the Company has acquired twenty-six income properties since 2000. Additionally, in 2007 the Company expanded into self-development of select properties. Following is a summary of these properties:

LOCATION	TENANT	AREA (SQUARE FEET)	YEAR PURCHASED or DEVELOPED
Tallahassee, Florida	CVS	10,880	2000
Daytona Beach, Florida	Barnes & Noble	28,000	2001
Lakeland, Florida (1)	Barnes & Noble	18,150	2001
Sanford, Florida	CVS	11,900	2001
Palm Bay, Florida	Walgreens	13,905	2001
Clermont, Florida	CVS	13,824	2002
Melbourne, Florida	CVS	10,908	2003
Sebring, Florida	CVS	12,174	2003
Kissimmee, Florida	Walgreens	13,905	2003
Orlando, Florida	Walgreens	15,120	2003
Sanford, Florida	CVS	13,813	2003
Apopka, Florida	Walgreens	14,560	2004
Clermont, Florida	Walgreens	13,650	2004
Sebastian, Florida	CVS	13,813	2004
Alpharetta, Georgia	Walgreens	15,120	2004
Powder Springs, Georgia	Walgreens	15,120	2004
Lexington, North Carolina	Lowe’s	114,734	2005
Alpharetta, Georgia	RBC Centura Bank	4,128	2005
Asheville, North Carolina	Northern Tool & Equipment	25,454	2005
Altamonte Springs, Florida	RBC Centura Bank	4,135	2005
Vero Beach, Florida	CVS	13,813	2005
Orlando, Florida	RBC Centura Bank	4,128	2005
Clermont, Florida	CVS	13,813	2005
McDonough, Georgia	Dick’s Sporting Goods	46,315	2006
McDonough, Georgia	Best Buy	30,038	2006
Charlotte, North Carolina	Harris Teeter Supermarket	45,089	2008

26 Properties Acquired		536,489

Self-Developed Properties
Daytona Beach, Florida	Multi-Tenant	22,012	2009
Daytona Beach, Florida	Multi-Tenant	30,720	2009

2 Self-Developed Properties		52,732

Total 28 Properties		589,221

(1)	Barnes & Noble vacated this property on the expiration of its lease on January 31, 2010.

With the exception of the Dick’s Sporting Goods and Best Buy properties acquired in 2006 and the two self-developed properties, all properties are initially leased on a long-term, double or triple-net lease basis.

During the third quarter of 2004, CVS Corp. (“CVS”) completed the acquisition of a portion of the Eckerd pharmacy chain, including all of the Florida stores. As part of the integration of the Eckerd chain into its system,

ITEM 1.	BUSINESS (Continued)

some of the acquired stores were closed. Four stores owned by the Company were closed by CVS. The tenant is obligated on the leases and continues to make lease payments. Two of the four closed stores have been subleased.

During the fourth quarter of 2009, RBC Centura Bank closed its branch in Altamonte Springs, Florida. The tenant is obligated on the leases and continues to make lease payments.

In the third quarter of 2009, we were notified by Barnes & Noble that it would be vacating its store in Lakeland, Florida, upon the expiration of the original lease term at the end of January 2010. The building has since been vacated by Barnes & Noble. The Company is exploring all strategic alternatives on this 18,150 square-foot property. All remaining properties are leased with the average remaining lease term in excess of 11 years, excluding additional option years. The Barnes & Noble store in Daytona Beach, Florida, which has a lease termination date at the end of January 2011, excluding option years, is the next lease up for renewal. No other leases have less than six years remaining on the initial lease term.

As mentioned previously the Company intends to self-develop certain select income properties to hold in our income property portfolio. To date, these self-developed properties consist of the 22,000 square-foot “Class A” office building located at the corner of LPGA and Williamson Boulevards, completed in the third quarter of 2009, and the two-building 30,720 square-foot flex office space complex located in Gateway Commerce Park. Leasing efforts are continuing on both complexes with the Class A office building 75% occupied and the flex office space 13 % leased at December 31, 2009.

Other rental property is limited to ground leases for billboards, a communication tower site, and hunting leases covering 6,500 acres. A 12-acre auto dealership site, formerly under lease, was sold in 2006 at a profit approximating $437,000 before income taxes.

The average occupancy rates, expressed as a percentage, of our acquired single tenant net lease income properties for each of the last five years on a portfolio basis are as follows:

Year	Occupancy (1)
2005	100%
2006	100%
2007	100%
2008	100%
2009	95%

(1)	As set forth previously, four CVS Corp. (CVS), (then Eckerd) stores, consisting of a total of 50,708 square feet, were closed during the third quarter of 2004. CVS has continued to make current lease payments in accordance with the terms of the applicable lease agreements.

During 2005, two of the closed CVS stores, consisting of a total of 23,082 square feet, were subleased by CVS.

The average effective annual rental per square foot for our income properties for each of the last five years is as follows:

Year	Annual Rental Per Square Foot
2005	$17.85
2006	$17.26
2007	$17.27
2008	$16.99
2009	$14.46
2005 – 2009	$17.23

ITEM 1.	BUSINESS (Continued)

The information on lease expirations for each of the ten years starting with 2009 is as follows:

Year	# of Tenant Leases Expiring	Total Square Feet of Leases Expiring	Annual Rents Expiring	Percentage of Gross Annual Rents Expiring
2009	0	0	0	0
2010	1	18,150	$319,882	3.4%
2011	1	28,000	$559,893	6.0%
2012	0	0	0	0
2013	0	0	0	0
2014	0	0	0	0
2015	0	0	0	0
2016	2	40,918	$687,718	7.5%
2017	2	161,049	$1,266,785	13.9%
2018	0	0	0	0

Each lease has additional option periods beyond the original term of the lease which are exercisable at the tenant’s option.

CVS and Walgreen each account for 10% or more of both rentable square feet and gross income property revenues while Lowe’s accounts for more than 10% of rentable square feet. Information regarding those tenants, including principal provisions of our leases with these tenants is as follows:

CVS Corp.—20% of portfolio by square feet, 27% by Revenue

•	100% of CVS Stores owned by CTO were originally leased and occupied by Eckerd Corporation; CVS Pharmacy Inc. acquired Eckerd Corporation in August 2004 and assumed the leases.

•	Primarily 20 year initial lease terms (one lease term is 25 years).

•	Primarily 4 option periods of 5 years each.

•	Primarily no rent increases until option period.

•	Rent ranges from $19+/- per square foot (PSF) to $27+/- PSF.

•	All CVS leases are triple-net (no Landlord operating expense and maintenance responsibility).

Walgreen’s Co.—17% of portfolio by square feet, 23% by Revenue

•	20 year or 25 year initial lease terms.

•	Primarily 6 option periods of 5 years each.

•	No rent increases until option period.

•	Rent ranges from $19+/- to $26+/- PSF.

•	Walgreen leases are either double-net (Landlord responsible for structure, roof and in some leases the parking lot) or triple-net (no Landlord operating expense and maintenance responsibility).

Lowe’s Corporation (19% of portfolio by square feet, 7% by Revenue)

•	20 year initial lease term.

•	6 option periods of 5 years each.

•	No rent increases until option period.

•	Rent of $6+ PSF.

ITEM 1.	BUSINESS (Continued)

•	Double-net (Landlord responsible for structure, roof, and parking lot).

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

COMPETITION

The real estate business in the Volusia County area is highly competitive and fragmented. We compete with numerous developers of varying sizes, ranging from local to national in scope, some of which may have greater financial resources than we have.

EMPLOYEES

The Company has twenty-one full time employees, nine of which work for W. Hay, LLC, and considers its employee relations to be satisfactory.

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

OUR QUARTERLY RESULTS ARE SUBJECT TO VARIABILITY

We have historically derived a substantial portion of our income from land sales. The timing of commercial land sales activity is not predictable and is generally subject to the purchaser’s ability to obtain approvals from the city, county and regulatory agencies for their intended use of the land on a timely basis. As these approvals are subject to third party responses, it is not uncommon for delays to occur, which affect the timing of sales closings. These timing issues have caused, and may continue to cause, our operating results to vary significantly from quarter to quarter and year to year.

LOSS OF REVENUES FROM MAJOR TENANTS WOULD REDUCE CASH FLOW

Our two largest income property tenants—CVS and Walgreens—accounted for in excess of 10% of consolidated revenues individually and in the aggregate approximately 28% of consolidated revenues for the year ended December 31, 2009. The default, financial distress, or bankruptcy of one or both of these tenants could cause substantial vacancies. Vacancies reduce revenues until the affected properties can be re-leased and could decrease the ultimate sale value of each such vacant property. Upon the expiration of the leases that are currently in place, we may not be able to re-lease a vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing.

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

As of December 31, 2009, the Company owned two self-developed flex-space income properties, which total approximately 31,000 square feet. These properties were 13% leased at December 31, 2009. The Company is actively marketing these properties for lease but may not be able to lease these properties on favorable terms or at all. In addition, the lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the income properties at comparable rental rates and in a timely manner.

During early 2010 our Lakeland property was vacated by Barnes & Noble as their lease expired.

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

COMPETITION AND MARKET CONDITIONS RELATING TO GOLF OPERATIONS COULD ADVERSELY AFFECT OPERATING RESULTS

Golf operations face competition from similar nearby golf operations. Any new competitive golf operations that are developed close to our existing golf operations also may adversely impact results of operations. We have no intention at this time to allow golf course development on our adjoining property. Golf operations are also subject to adverse market conditions such as population trends and changing demographics, any of which could adversely affect results of operations. In addition, the golf operations may suffer if the economy weakens, if the popularity of golf decreases, or if unusual weather conditions or other factors cause a reduction in rounds played. Our golf operations are seasonal, primarily due to the impact of the winter tourist season and summer Florida heat and rain.

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

OUR LARGEST SHAREHOLDER’S INTERESTS MAY CONFLICT WITH THE INTERESTS OF OTHER INVESTORS, THE BOARD OF DIRECTORS AND MANAGEMENT

Our largest shareholder, Wintergreen Advisers, LLC, which owns more than 25% of our outstanding shares, has expressed support for pursuing business strategies which conflict with our current business plan. In addition, this shareholder has presented and obtained approval of certain corporate governance policies which affect operation of the Board of Directors. The effects of these changes on our profitability and operations are unknown.

WE ARE CURRENTLY INVOLVED IN LITIGATION THAT COULD BE COSTLY AND DIVERT MANAGEMENT’S ATTENTION FROM OPERATING OUR BUSINESS.

We are currently involved in litigation with our largest shareholder, Wintergreen Advisers, LLC, relating to the inspection of certain corporate records. We are vigorously defending this action. We cannot, however,

ITEM 1A.	RISK FACTORS (Continued)

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

NONE

ITEM 2.	PROPERTIES

Land holdings of the Company and its affiliates, which are primarily located in Florida, include: approximately 11,600 acres (including commercial/retail sites) in the Daytona Beach area of Volusia County; approximately 3 acres in Highlands County; retail buildings located on 74 acres throughout Florida, Georgia, and North Carolina, two self-developed multi-tenant buildings located on 12 acres in Daytona Beach, Florida; and full or fractional subsurface oil, gas, and mineral interests in approximately 516,000 “surface acres” in 20 Florida counties. Approximately 3,000 acres of the lands located in Volusia County were encumbered under a mortgage, until they were released when the financing agreement was amended in March 2007. The conversion and subsequent utilization of these assets provides the base of the Company’s operations.

The Volusia County holdings include approximately 10,500 acres within the city limits of Daytona Beach and 33 acres in the City of Ormond Beach. During 2003, the Company acquired 946 acres of land, which will be used for wetlands mitigation. During 2005, the Company purchased $5.1 million of wetland mitigation credits, equivalent to 200 credits. At December 31, 2009, there were 65 mitigation credits remaining with a book value of $1.8 million. Of the 10,500 acres inside the city limits of Daytona Beach, approximately 1,420 acres have received development approval by governmental agencies. The 1,420 acres plus approximately 730 acres owned by the City of Daytona Beach, 446 acres owned by Indigo Community Development District, and 1,900 acres sold to others for development are the site of a long-term, mixed-use development, which includes “LPGA International.” LPGA International includes the national headquarters of the Ladies Professional Golf Association, along with two “Signature” golf courses and a residential community, a clubhouse, a maintenance facility, and main entrance roads to serve the LPGA International community.

On October 22, 2004, the Company closed on the sale of most of the remaining land (over 1,000 acres) within the LPGA International community, with all the remaining land sold in 2007. The sale to MSKP, which had previously purchased 261 acres within the development, was for a price of approximately $18,000,000. The sale included acreage around the Legends golf course, several commercial parcels fronting International Speedway Boulevard and LPGA Boulevard, and a hotel/resort parcel adjacent to the LPGA International Clubhouse. A subsidiary of the Company continues to operate the golf facilities. As part of the 2007 transaction we took back a mortgage note in the amount of $2,158,317. The mortgage note receivable, which was collateralized by a first mortgage on 317 acres of land with both residential and commercial land use designations, was foreclosed on by the Company in the fourth quarter of 2009. The note receivable was written-off and the land reacquired, with no gain or loss recognized on the transaction with the value supported by independent appraisal.

The Company completed foreclosure on an additional mortgage note receivable during 2009. The $1,845,376 mortgage note receivable was collateralized by a first mortgage on 6 acres of vacant commercial property with Interstate 95 frontage in Daytona Beach, Florida. This note receivable was also written-off and the land reacquired, with no gain or loss recognized on the transaction, with the value supported by independent appraisal.

ITEM 2.	PROPERTIES (Continued)

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

In December 2008, Wintergreen Advisers, LLC (“Wintergreen”), a Delaware limited liability company and the largest shareholder of the Company, filed a Verified Application for Court Ordered Inspection of the Company’s business records in the Circuit Court of the Seventh Judicial Circuit in and for Volusia County, Florida. The complaint alleges that the Company has not satisfied Wintergreen’s second demand to inspect certain corporate records, and Wintergreen is seeking an order requiring the Company to make additional records available for inspection and also requiring the Company to pay Wintergreen’s costs, including reasonable attorneys’ fees, incurred to obtain the order. The Company does not believe Wintergreen’s second demand meets Florida’s statutory requirements for the production of records and is vigorously defending this action. Trial is currently underway and no relief has been granted as of the date of the filing of this Form 10-K.

From time to time, we may be a party to certain legal proceedings, incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK PRICES AND DIVIDENDS

The Company’s common stock trades on the NYSE Alternext US under the symbol CTO. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends paid per share over the two years ended December 31, 2009:

2009	$.30
2008	$.40

On January 27, 2010, a dividend of $.01 per share was declared by the Company’s Board of Directors payable on March 1, 2010 to shareholders of record on February 10, 2010.

The level of future quarterly dividends will be subject to an ongoing review of the overall economy with emphasis on our local real estate market, cash flow, and our capital needs including stock repurchases.

Indicated below are high and low sales prices of our stock for each full quarter within the last two fiscal years. All quotations represent actual transactions.

	2009		2008
	High	Low	High	Low
	$	$	$	$
First Quarter	39.97	21.56	62.42	42.50
Second Quarter	38.19	28.13	60.00	42.00
Third Quarter	43.76	32.06	50.57	37.00
Fourth Quarter	40.48	32.46	42.72	24.00

The number of shareholders of record as of March 1, 2010 (without regard to shares held in nominee or street name) was 694.

There have been no sales of unregistered securities within the past three years.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

STOCK PERFORMANCE GRAPH

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Consolidated-Tomoka Land Co., the AMEX Composite Index and a Peer Group

The following performance graph shows a comparison of cumulative total shareholder return from a $100 investment in stock of the Company over the five-year period ending December 31, 2009, with the cumulative shareholder return of the American Stock Exchange Composite Index and a Real Estate Industry Index provided by Research Data Group, which consists of four companies; Avatar Holdings, California Coastal Communities Inc., Maxxam Inc., and Oakridge Holdings Inc. Note that historic stock price performance is not necessarily indicative of future price performance.

	12/04	12/05	12/06	12/07	12/08	12/09
Consolidated-Tomoka Land Co.	100.00	165.70	170.12	148.07	91.04	84.04
NYSE Amex Composite	100.00	125.80	150.40	178.95	108.56	147.27
Real Estate Industry	100.00	126.74	141.76	75.00	39.90	28.39

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

ISSUER REPURCHASES OF EQUITY SECURITIES

In November 2008, the Company’s Board of Directors authorized the repurchase by the Company from time to time of up to $8 million of its common stock. The Company has repurchased 4,660 shares of its common stock at a cost of $104,648 under this plan and remains authorized to repurchase shares of its common stock up to a dollar value of $8 million. There is no expiration date for the plan.

The following table shows that the Company made no repurchases of its common stock during the quarter ended December 31, 2009, under the stock repurchase program described above:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 – October 31, 2009	—	—	—	$7,895,352
November 1, 2009 – November 30, 2009	—	—	—	$7,895,352
December 1, 2009 – December 31, 2009	—	—	—	$7,895,352

Total	—	—	—	$7,895,352

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

	Five-Year Financial Highlights
	2009	2008	2007	2006	2005
	(Unaudited) (In thousands except per share amounts)
	$	$	$	$	$
Summary of Operations:
Revenues:
Real Estate	16,928	18,473	39,833	42,336	43,510
Profit on Sales of Other Real Estate Interest	36	1,370	2,580	679	272
Interest and Other Income	195	712	663	574	938

TOTAL	17,159	20,555	43,076	43,589	44,720

Operating Costs and Expenses	(10,170)	(10,006)	(15,613)	(15,280)	(13,775)
General and Administrative Expenses	(5,744)	(2,813)	(6,170)	(6,819)	(7,997)
Income Taxes	(444)	(2,901)	(7,760)	(7,486)	(8,126)

Income Before Discontinued Operations, and Cumulative Effect of Change in Accounting Principles	801	4,835	13,533	14,004	14,822
Income (Loss) from Discontinued Operations, Net of tax	—	—	—	240	(4)
Cumulative Effect of Change in Accounting Principles, Net of tax	—	—	—	(216)	—

Net Income	801	4,835	13,533	14,028	14,818

Basic Earnings Per Share:
Income Before Discontinued Operations and Cumulative Effect of Change in Accounting Principles	$0.14	$0.84	$2.37	$2.47	$2.62
Income (Loss) from Discontinued Operations, Net of Tax	—	—	—	0.04	—
Cumulative Effect of Change in Accounting Principles, Net of Tax	—	—	—	(0.04)	—

Net Income	$0.14	$0.84	$2.37	$2.47	$2.62

Diluted Earnings Per Share:
Income Before Discontinued Operations, and Cumulative Effect of Change in Accounting Principles	$0.14	$0.84	$2.36	$2.46	$2.58
Income (Loss) from Discontinued Operations, Net of Tax	—	—	—	$0.04	—
Cumulative Effect of Change in Accounting Principles, Net of Tax	—	—	—	$(0.04)	—

Net Income	$0.14	$0.84	$2.36	$2.46	$2.58

Dividends Paid Per Share	$0.30	$0.40	$0.38	$0.34	$0.30

Summary of Financial Position:
Total Assets	176,575	173,146	171,833	153,774	143,258
Shareholders’ Equity	118,034	117,814	116,671	102,997	94,268
Long-Term Debt	13,210	8,550	6,807	7,062	7,298

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS OVERVIEW

We are primarily engaged in real estate land sales and development, reinvestment of land sales proceeds into income properties, and golf course operations. We own approximately 11,600 acres in Florida, of which approximately 10,500 are located within and form a substantial portion of the western boundary of The City of Daytona Beach. Our lands are well-located in the central Florida Interstate 4 corridor, providing an opportunity for reasonably stable land sales in future years.

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

Until the dramatic downturn in the national and local economies in 2008, sales activity on Company- owned lands had been strong over several years. Sales during 2009 consisted of the sale of 16 acres of land, of which fourteen acres were uplands and two acres were wetlands. Development activities on and around Company- owned lands continued relatively strong throughout 2008 and into 2009 with the commencement and completion of projects planned or in process before the downturn. Sales and development activities over the last several years included: the sale of 120 acres of land to Florida Hospital for the construction of a new hospital, which opened in July of this year; the expansion of the Daytona Beach Auto Mall; the opening of a second office building in the Cornerstone Office Park; continued development within the 250-acre Gateway Commerce Park (where a 32,000 square-foot industrial building was completed in early 2009) and the 60-acre Interstate Commerce Park, both adjacent to Interstate 95; and the sale of approximately 100 acres of land west of Interstate 95 on which Father Lopez, a private high school, was constructed and opened in August 2008. In early 2009, the City of Daytona Beach police headquarters, located adjacent to Gateway Commerce Park, was completed and occupied. Also in 2009, construction was completed on a 288-unit apartment complex and a medical office building, with development of a townhouse residential community on the east side of Interstate 95 continuing. During the first quarter of 2009, construction commenced on an upscale restaurant on a parcel adjacent to the Interstate 95 and LPGA Boulevard interchange, which the Company sold during the fourth quarter of 2008. This restaurant facility, Vince Carter’s, opened for business in February 2010. On the west side of Interstate 95, development has been completed on a fire station, a hotel, and a 59,000 square-foot furniture retail store, Furniture Row, in the Interstate Commerce Park, along with a new elementary school which opened in August 2009.

Historical sales and profits are not indicative of future results because of the discrete nature of land sales and variations in the cost basis of owned land. A significant portion of the Company’s profits, in any given year, are generated through relatively large discreet commercial land sales transactions. The process for these land sales transactions, from the time of preliminary discussions through contract negotiations, due diligence periods, and the closing, can last from several months to several years. The trend in Company profits in 2005 through 2009, in particular profits from real estate sales during that period, followed the overall general trend of the national and local economies and the real estate markets. The residential real estate market reached its peak in late 2005 and early 2006 with the market, hampered by the overall economy and credit crisis, reaching its low point in 2008 and 2009. The local commercial real estate market lagged the residential market downturn by approximately two years. The Company was able to close sales contracts during 2007 which were generated during the years of the strong real estate market. We entered 2008 with a relatively strong contract backlog of real estate contracts. As the economy, real estate markets, and credit markets continued to slow, several of the contracts in place did not result in closings as buyers took a more conservative approach. We do not expect a significant improvement in economic conditions, in particular the real estate market, throughout 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In 2000, we initiated a strategy of investing in income properties utilizing the proceeds of agricultural land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes. Through the end of 2009, we had invested approximately $120 million in twenty-six income properties through this process.

With this investment base in income properties, lease revenue of approximately $9.4 million is projected to be generated annually. This income, along with income from additional net-lease income property investments, is expected to decrease earnings volatility in future years and add to overall financial performance. This has enabled us to enter into the business of building, leasing, and holding in our portfolio select income properties that are strategically located on our lands.

In the third quarter of 2009, we were notified by Barnes & Noble that it would be vacating its store in Lakeland, Florida, upon the expiration of the original lease term at the end of January 2010. The building has since been vacated by Barnes & Noble. The Company is exploring all strategic alternatives on this 18,150 square-foot property. All remaining properties remain leased with the average remaining lease term in excess of 11 years, excluding additional option years. The Barnes & Noble store in Daytona Beach, Florida, which has a lease termination date at the end of January 2011, excluding option years, is the next lease up for renewal. No other leases have less than six-years remaining on the initial lease term.

During the fourth quarter of 2009 RBC Centura Bank closed its branch in Altamonte Springs, Florida. The tenant is obligated on the lease and continues to make lease payments.

We currently have two self-developed projects in the lease up stage. The first project is a two-building 31,000 square-foot flex office space complex located within Gateway Commerce Park. Construction of these buildings was completed in 2008. As of December 31, 2009, there was one tenant under lease for approximately 3,840 square feet, with negotiations ongoing with additional tenant prospects. The second property is the first phase of a 12-acre, 4-lot commercial complex located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida. The parcel includes a 22,000 square-foot “Class A” office building. With the exception of additional tenant improvements, which are to be made as vacant space is leased, construction of the building has been completed. Approximately 75% of the building is under lease to two tenants, with both tenants beginning occupancy in the third quarter of 2009.

Golf operations consist of the operation of two golf courses, a clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95, south and east of LPGA Boulevard. The Champions course was designed by Rees Jones and the Legends course was designed by Arthur Hills.

Prior to 2007, golf operations revenues had grown despite an overall decline in golf course revenues in Florida. The Florida golf industry has been hurt by over building of golf courses and hurricane activity in past years. During 2007, we made changes in management within the golf operation looking for improved operating results for the future. The overall weak national and local economies led to continued losses in 2008 and throughout 2009. We believe that improvement in golf course operations will be a function of stronger economic conditions, increased tourist demand, a reduction in new golf course construction which has been experienced in the last several years, and most importantly, increased residential growth in LPGA International and adjoining land to the west and northwest. LPGA International and nearby projects currently under development are planned to contain about 6,000 additional dwelling units. Our efforts to improve revenues and profitability have focused on providing quality products and services while maintaining consistent and stringent cost control for both golf course and food service activities.

Our agricultural operations consist of growing, managing, and selling timber and hay on approximately 10,700 acres of land on the west side of Daytona Beach, Florida. We are currently in the process of converting a significant portion of our timberlands to hay production.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SUMMARY OF 2009 OPERATING RESULTS

For the year ended December 31, 2009, profits totaling $800,570 were earned, equivalent to $.14 per share. These profits represented an 83% decline from 2008 calendar year profits of $4,834,900, equivalent to $.84 per share. The decrease in profitability was primarily attributable to lower profits from land sales, in addition to substantially higher general and administrative expenses due to increased expenses associated with stock option accruals. A decrease in the price of our stock in 2008 resulted in an addition to income of $1,208,095, after income taxes, related to reductions in stock option accruals for that year.

We also use Earnings before Depreciation, Amortization, and Deferred Taxes (EBDDT) as a performance measure. Our strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT for the 2009 and 2008 fiscal years:

	Year Ended
	December 31, 2009	December 31, 2008
Net Income	$800,570	$4,834,900
Add Back:
Depreciation and Amortization	2,771,633	2,655,088
Deferred Taxes	958,932	434,037

Earnings before Depreciation, Amortization, and Deferred Taxes	$4,531,135	$7,924,025

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

EBDDT totaled $4,531,135 for 2009, with EBDDT totaling $7,924,025 for 2008. The decrease in EBDDT from the prior year was primarily associated with the lower net income. EBDDT for 2009 included an increase in deferred income taxes of $669,460 associated with decreased pension liabilities while 2008 EBDDT included a reduction of deferred income taxes of $780,125 due to increased pension liabilities, with both amounts recorded directly in shareholders equity.

RESULTS OF OPERATIONS

2009 Compared to 2008

REAL ESTATE OPERATIONS

REAL ESTATE SALES

Real estate sales posted a profit of $1,378,594 on the sale of 16 acres of commercial property for the year ended December 31, 2009. The sales consisted of 14 acres of uplands and 2 acres of wetlands and generated revenues totaling $2,633,947. The average sales price per upland acre was $178,274 for the year. During 2008, 24 acres of land were sold, all of which were for commercial uses. These sales consisted of 22 acres of uplands and 2 acres of wetlands and generated total revenues and profits from real estate sales of $4,565,599 and $2,972,030, respectively. The average sales price for 2008 per upland acre sold was $191,390. Real estate sales

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

costs and expenses totaled $1,255,353 in 2009 and represented a decline of 21% from costs and expenses amounting to $1,593,569 during 2008. This decrease was primarily associated with lower cost of sales on the reduced sales volume.

INCOME PROPERTIES

During 2009 income properties revenues increased 4% to $9,570,129, with revenues in 2008 totaling $9,235,775. The gain in revenues for the year was the result of lease revenues from the new self-developed Class A office building located in Daytona Beach, Florida coupled with full year revenues from the Charlotte, North Carolina, Harris Teeter supermarket building which was acquired in April 2008. These revenue increases were more than offset by a 20% rise in income properties costs and expenses, resulting in a 1% fall in profits. Profits from income properties amounted to $7,299,202 and $7,337,494 for 2009 and 2008, respectively. The increase in costs and expenses, to $2,270,927 in 2009, was attributed to costs, including depreciation, from the office building along with costs associated with the Gateway Commerce Park flex buildings and additional depreciation from full year ownership of the Harris Teeter supermarket building. Income properties costs and expenses were $1,898,281 in 2008.

GOLF OPERATIONS

Golf operations posted a loss of $1,920,000 in 2009. This loss represented a 4% increase over the loss of $1,843,094 realized in 2008. Revenues totaling $4,723,825 were generated during 2009, a 1% increase over prior year’s revenues amounting to $4,671,618. The revenue gain was achieved on a 6% increase in food and beverage revenues, offset by a 1% decline in revenues from golfing activities. The number of golf rounds played during 2009 rose 23% over 2008, but was offset by a 17% reduction in the average rate paid per round played. Golf operations costs and expenses increased 2% over the prior year to $6,643,825, and included a one time charge of approximately $115,000 for the settlement of a lawsuit. Excluding that charge golf costs and expenses were in line with 2008 costs and expenses totaling $6,514,712.

GENERAL, CORPORATE, AND OTHER

Profits on sales of undeveloped real estate interests during 2009 totaled $35,839 on the release of mineral surface entry rights on 18 acres of land. In 2008, the release of mineral surface entry rights on 1,344 acres generated profits amounting to $1,369,696.

When compared to the prior year interest and other income declined 73% to $195,609, with interest and other income of $712,496 earned in 2008. This decrease was the result of lower investment interest earned on decreased investment securities, lower interest earned on mortgage notes receivable due to the non-accrual of interest on delinquent notes and decreased interest on funds held for reinvestment through the like-kind exchange process.

General and administrative expenses rose significantly in 2009 to $5,744,659 compared to $2,812,803 in 2008. Increased stock option accruals accounted for $2,220,206 of the increase. This variance resulted from a significant decrease in the price of Company stock during 2008. Also contributing to the higher expenses were approximately $735,000 of legal and other costs associated with a shareholder lawsuit and proxy contest.

SUMMARY OF 2008 OPERATING RESULTS

For the year ended December 31, 2008, profits of $4,834,900 were earned, equivalent to $0.84 per share. These profits represented a 64% decrease from calendar year 2007 profits totaling $13,532,838, equivalent to $2.37 per share. The downturn was primarily attributable to lower profits from commercial land sales and

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and investments securities totaled $5,233,533 at December 31, 2009, with no cash being held for reinvestment through the like-kind exchange process. This amount represents a decrease of $878,887 from the balance of $6,112,420 at year end 2008. This decline, along with a $4,952,527 increase in the balance on the Company’s $20 million line of credit, represents a use of funds totaling $5,831,414 for the year. The balance on the line of credit was $6,970,422 and $2,017,895 at December 31, 2009 and 2008, respectively.

The uses of these funds during the year were centered on construction and development activities, continued hay conversion, the acquisition of land and the payment of dividends and income taxes. The completion of the

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

22,000 square-foot Class A office building along with the completion of the construction of a road, Tournament Drive, on our core lands adjacent to LPGA Boulevard in Daytona Beach, Florida were the primary uses of the $3,200,000 expended for construction and development, while hay conversion costs approximated $1,200,000.

The Company reinvested approximately $1,900,000 with the acquisition of 9 acres of land through Internal Revenue Code Section 1033 involuntary conversion under threat of condemnation tax deferral provisions. We plan to reinvest an additional $9,100,000 in future years through this process, including the scheduled purchase of 10 acres in 2010 for approximately $2,700,000.

The payment of income taxes amounted to $1,900,000 million with the payment of dividends totaling $1,700,000, equivalent to $.30 per share.

During August 2009 the Company completed the reacquisition of a 6 acre parcel of land through the foreclosure of a mortgage note receivable. The mortgage note receivable was written-off with the land recorded in Land and Development costs in the amount of $1,961,324. An additional mortgage note receivable was foreclosed in early November. This mortgage note, which was secured by 317 acres of property, was also written-off with the land recorded in Land and Development costs in the amount of $2,606,412. There was no gain or loss recognized on either transaction. In determining impairment on the notes receivable we evaluated the fair market value of the property collateralizing the loan based on our knowledge of the Daytona Beach real estate market as the largest landowner, and obtained independent appraisals to support the values.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect the repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. The repurchase plan is intended to be funded through reduced dividend payments in the future. We have no plans to increase debt to fund the repurchase plan. Through March 1, 2010, 4,660 shares had been repurchased at a total cost of $104,647, with no repurchases occurring in the fourth quarter of 2009.

Capital expenditures planned for 2010 are projected to be approximately $6,100,000. These expenditures include $2,700,000 for the acquisition of approximately 10 acres of land through the IRS Section 1033 process, mentioned earlier, $2,200,000 for the continuation of our hay conversion and $880,000 for funding of road construction.

Additional funds will be expended on tenant improvements on our self-developed income properties and the recently vacated property in Lakeland, Florida as leases are secured; other than the $880,000 commitment to road construction, capital expenditures can be reduced at our discretion based on operating cash needs.

The funds for road construction come as the results of efforts at the end of 2008 to obtain federal stimulus dollars to extend Dunn Avenue, a major east/west thoroughfare bridging Interstate 95, to provide improved access to Company lands. In June 2009, the Company entered into a cost sharing agreement with the City of Daytona Beach and the County of Volusia that will allow the use of federal funds to build this road project. The Company’s cost participation, originally projected to be $1,125,000, is now estimated at approximately $880,000.

Capital to fund the planned expenditures in 2010 is expected to be provided from cash and investment securities (as they mature), operating activities, and financing sources that are currently in place, including the revolving line of credit. On March 9, 2010, we received a commitment letter for the renewal of the line of credit, which comes due March 29, 2010, for the requested amount of $15 million. The term of the renewal, which is unsecured, is for a one year or two year period, at our option and will expire in March 2011 or March 2012, depending on which option is selected. The interest rate will be at the 1-month LIBOR plus a spread of 281 – 310 basis points, with commitment fees and unused capacity fees of .25 – .50% based on the option chosen.

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

At its regular Board of Directors meeting on January 27, 2010, the Company declared a dividend of $.01 per share. The Company recognizes the importance of providing a quarterly dividend and maintaining that commitment during the recent economic downturn. The Board of Directors believed it appropriate to reduce the dividend at this time, from $.05 paid in the prior quarter, in order to conserve capital due to the continuing weakness in the real estate industry.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have various contractual obligations which are recorded as liabilities in our consolidated financial statements. Other items, such as certain development obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments on an undiscounted basis at December 31, 2009, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

PAYMENT DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	$	$	$	$	$
Long-Term Debt Obligations	14,246,955	7,669,524	6,577,431	—	—
Operating Leases Obligations	6,759,552	709,898	1,120,768	1,095,553	3,833,333
Development Obligations	880,000	880,000	—	—	—

Total	21,886,507	9,259,422	7,698,199	1,095,553	3,833,333

CRITICAL ACCOUNTING POLICIES

The profit on sales of real estate is accounted for in accordance with the provisions of the Accounting for Sales of Real Estate Topic of FASB ASC. We recognize revenue from the sale of real estate at the time the sale is consummated unless the property is sold on a deferred payment plan and the initial payment does not meet established criteria or we retain continuing involvement with the property. A majority of our land sales contracts contain an anti-speculation clause. This clause requires the buyer to begin construction of their project within a specified period of time. If this requirement is not met, we have the right, but not the obligation, to repurchase the property at its original sales price.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

All transactions closed in 2009 and 2008 met the criteria established under the Accounting for Sales of Real Estate Topic of FASB ASC, and no income was deferred from the transactions at December 31, 2009.

Prior to 2007, we closed transactions for which we had post-closing obligations to provide off-site utilities and/or road improvements and thus a portion of the revenues and profits were deferred. Full cash payment was received at closing, and warranty deeds were transferred and recorded. The sales contracts did not provide any offsets, rescission, or buy-back if the improvements were not made. Total profits deferred at December 31, 2006 on these transactions amounted to $563,467. During 2007, all post-closing obligations were completed, and the $563,467 of profits deferred at December 31, 2006, was recognized during 2007.

We acquire income properties with long-term leases in place. Upon acquisition, the portion of the purchase price which represents the market value associated with the lease is allocated to an intangible asset. The amount of the intangible asset represents the cost of replacing the tenant should the lease be discontinued. Factors such as vacancy period, tenant improvements, and lease commissions, among others, are considered in calculating the intangible asset. The intangible asset is amortized over the remaining life of the lease at the time of acquisition. At December 31, 2009, the intangible asset associated with the income properties totaled $4,588,649 net of amortization of $2,007,891. At December 31, 2008 and 2007 the intangible assets totaled $5,009,819 and $4,717,699, respectively. These amounts were net of amortization of $1,586,721 and $1,174,356 for 2008 and 2007, respectively.

In accordance with the Accounting for the Impairment or Disposal of Long-Lived Assets Topic of FASB ASC we have reviewed the recoverability of long-lived assets, including real estate development, income properties, and other property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may or may not be recoverable. Long-lived assets are evaluated for impairment by using an undiscounted cash flow approach which considers future estimated capital expenditures. Impairment on long-lived assets is measured at fair value by estimating discounted future operating cash flow and sales price, less cost to sell. There has been no impairment of long-lived assets reflected in the consolidated financial statements.

At the time our debt was refinanced in 2002, we entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that we can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under the Accounting for Derivative Instruments and Certain Hedging Activities Topic of FASB ASC. The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss.

We measure the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability. This measure resulted in no ineffectiveness for the three years ended December 31, 2009. A liability in the amount of $685,513 and $947,765 at December 31, 2009 and 2008, respectively, has been established on our balance sheet. The change in fair value, net of applicable taxes, in the cumulative amount of $421,076 and $582,165 at December 31, 2009 and 2008, respectively, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

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

We manage our debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. We are primarily exposed to interest rate risk on our $8,000,000 ($6,239,967 outstanding at December 31, 2009) long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, we entered into an interest rate swap agreement during the second quarter of 2002. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would not materially affect our financial position, results of operations, or cash flows.

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

ITEM 9A.	CONTROLS AND PROCEDURES (Continued)

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In conducting this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company has maintained effective internal control over financial reporting as of December 31, 2009. The report of the independent registered accounting firm that audited the financial statements included in this Annual Report on Form 10-K is incorporated herein at Item 15.

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

The information required to be set forth herein, except for the information included under the heading “Executive Officers of the Registrant” below, is included in the Company’s definitive proxy statement for its 2010 annual shareholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2009 (the “Proxy Statement”), which sections are incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages at January 31, 2009, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

William H. McMunn, 63, chairman of the board from April 2008 to June 2009, president of the Company since January 2000, and chief executive officer since April 2001. Executive officer since 2000.

Bruce W. Teeters, 64, senior vice president-finance and treasurer since January 1988. Executive officer since 1988.

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

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Plan Category
Equity Compensation Plans Approved by Security Holders:	256,400	$52.67	22,400
Equity Compensation Plans not Approved by Security Holders:	—	—	—

TOTAL	256,400	$52.67	22,400

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Continued)

The other information required to be set forth herein is included in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be set forth herein is included in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be set forth herein is included in the Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3. EXHIBITS

See Index to Exhibits on page 35 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO. (Registrant)

03/12/10	By:	/s/ WILLIAM H. MCMUNN
William H. McMunn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

3/12/10	President and Chief Executive Officer (Principal Executive Officer), and Director	/s/ WILLIAM H. MCMUNN

3/12/10	Senior Vice President-Finance, Treasurer (Principal Financial and Accounting Officer)	/s/ BRUCE W. TEETERS

3/12/10	Chairman of the Board, Director	/s/ WILLIAM J. VOGES

3/12/10	Director	/s/ JOHN C. ADAMS, JR.

3/12/10	Director	/s/ JOHN J. ALLEN

3/12/10	Director	/s/ WILLIAM H. DAVISON

3/12/10	Director	/s/ GERALD L. DEGOOD

3/12/10	Director	/s/ JEFFRY B. FUQUA

3/12/10	Director	/s/ ALLEN C. HARPER

3/12/10	Director	/s/ WILLIAM L. OLIVARI

3/12/10	Director	/s/ LINDA LOOMIS SHELLEY

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

COMMISSION FILE NO. 001-11350

CONSOLIDATED-TOMOKA LAND CO.

(Exact name of registrant as specified in the charter)

EXHIBIT INDEX

Page No.
(3.1)	Amended and Restated Articles of Incorporation of Consolidated-Tomoka Land Co., dated October 28, 2009 filed as Exhibit 3.1 to registrants Current Report on Form 8-K filed October 30, 2009, and incorporated herein by this reference.	*

(3.2)	Amended and Restated By Laws of Consolidated-Tomoka Land Co., dated October 29, 2009, filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed October 30, 2009, and incorporated herein by this reference.	*

10	Material Contracts:

(10.3)	The Consolidated-Tomoka Land Co. 2001 Stock Option Plan effective April 25, 2001, filed with the registrant’s Registration Statement on Form S-8 filed on June 20, 2001 and incorporated by this reference (File No. 333-63400).	*

(10.4)	Lease Agreement dated August 28, 1997, between the City of Daytona Beach and Indigo International Inc., a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed with the registrants Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated by this reference.	*

(10.5)	Development Agreement dated August 18, 1997 between the City of Daytona Beach and Indigo International Inc., a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated by this reference.	*

(10.6)	Master Loan and Security Agreement between Consolidated-Tomoka Land Co. and SunTrust Bank dated July 1, 2002, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated by this reference.	*

(10.7)	Amendment dated March 29, 2007 to Master Loan and Security Agreement dated May 31, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s Current Report on Form 8-K on April 3, 2007, and incorporated by this reference.	*

(10.8)	Master Loan and Security Agreement between Consolidated-Tomoka Land Co. and SunTrust Bank dated May 31, 2002, filed with the registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated by this reference.	*

(10.9)	Amendment dated March 29, 2007 to Master Loan and Security Agreement dated July 1, 2002, between Consolidated-Tomoka Land Co., and SunTrust Bank, filed with the registrant’s Current Report on Form 8-K on April 3, 2007, and incorporated by this reference.	*

(10.10)	International Swap Dealers Association, Inc. Master Agreement dated April 8, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated by this reference.	*

(10.11)	Confirmation of Interest Rate Transaction dated April 9, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated by this reference.	*

**(10.12)	Form of Stock Option and SAR Agreement under the Consolidated-Tomoka Land Co. 2001 Stock Option Plan filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated by this reference.	*

**(10.14)	Separation Agreement, Waiver and Full Release dated December 18, 2009, between Consolidated-Tomoka Land Co., and Robert F. Apgar, filed with the registrant’s Current Report on Form 8-K on December 21, 2009, and incorporated by this reference.

EXHIBIT INDEX (CONTINUED)

Page No.

(21)	Subsidiaries of the Registrant.	*

(23)	Consent of Independent Registered Public Accounting Firm.	*

(31.1)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

(31.2)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	- Incorporated by Reference
**	- Management Contract or Compensatory Plan or Arrangement

CONSOLIDATED-TOMOKA LAND CO.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Consolidated-Tomoka Land Co.:

We have audited the accompanying consolidated balance sheets of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III—Real Estate and Accumulated Depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Consolidated-Tomoka Land Co.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Jacksonville, Florida

March 12, 2010

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Consolidated-Tomoka Land Co.:

We have audited Consolidated-Tomoka Land Co.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Consolidated-Tomoka Land Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Consolidated-Tomoka Land Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and financial statement schedule III—Real Estate and Accumulated Depreciation, and our report dated March 12, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Jacksonville, Florida

March 12, 2010

Certified Public Accountants

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
Assets
Cash	$266,669	$388,787
Restricted Cash (Note 1)	—	462,765
Investment Securities (Note 2)	4,966,864	5,260,868
Notes Receivable (Note 4)	—	4,153,693
Land and Development Costs (Note 5)	26,700,494	18,973,138
Intangible Assets (Note 1)	4,588,649	5,009,819
Other Assets	6,067,023	6,048,126

	42,589,699	40,297,196

Property, Plant, and Equipment
Land, Agriculture and Subsurface Interests	13,960,019	12,643,391
Golf Buildings, Improvements, and Equipment	11,798,679	11,750,711
Income Properties: Land, Buildings, and Improvements	119,800,091	116,517,534
Other Furnishings and Equipment	3,262,345	3,207,845
Construction in Process	—	1,217,549

Total Property, Plant, and Equipment	148,821,134	145,337,030
Less Accumulated Depreciation and Amortization	(14,835,701)	(12,488,163)

Net Property, Plant, and Equipment	133,985,433	132,848,867

Total Assets	$176,575,132	$173,146,063

Liabilities
Accounts Payable	$864,186	$706,095
Accrued Liabilities	7,385,250	7,204,749
Accrued Stock Based Compensation (Note 9)	1,428,641	1,190,725
Pension Liability (Note 7)	1,377,719	3,127,230
Income Taxes Payable (Note 3)	—	1,236,206
Deferred Income Taxes (Note 3)	34,275,368	33,316,436
Notes Payable (Note 6)	13,210,389	8,550,315

Total Liabilities	58,541,553	55,331,756

Shareholders’ Equity
Preferred Stock—50,000 Shares Authorized, $100 Par Value; None Issued	—	—
Common Stock—25,000,000 Shares Authorized; $1 Par Value; 5,723,268 and 5,727,515 Shares Issued and Outstanding at December 31, 2009 and 2008, respectively	5,723,268	5,727,515
Additional Paid-In Capital	5,131,246	5,217,955
Retained Earnings	108,639,227	109,556,103
Accumulated Other Comprehensive Loss	(1,460,162)	(2,687,266)

Total Shareholders’ Equity	118,033,579	117,814,307

Total Liabilities and Shareholders’ Equity	$176,575,132	$173,146,063

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Calendar Year
	December 31, 2009	December 31, 2008	December 31, 2007
Income:
Real Estate Operations:
Real Estate Sales
Sales and Other Income	$2,633,947	$4,565,599	$25,947,800
Costs and Other Expenses	(1,255,353)	(1,593,569)	(6,934,712)

	1,378,594	2,972,030	19,013,088

Income Properties
Leasing Revenues and Other Income	9,570,129	9,235,775	8,725,096
Costs and Other Expenses	(2,270,927)	(1,898,281)	(1,768,751)

	7,299,202	7,337,494	6,956,345

Golf Operations
Sales and Other Income	4,723,825	4,671,618	5,160,070
Costs and Other Expenses	(6,643,825)	(6,514,712)	(6,909,261)

	(1,920,000)	(1,843,094)	(1,749,191)

Total Real Estate Operations	6,757,796	8,466,430	24,220,242

Profit on Sales of Other Real Estate Interests	35,839	1,369,696	2,579,827
Interest and Other Income	195,609	712,496	663,231

Operating Income	6,989,244	10,548,622	27,463,300
General and Administrative Expenses	(5,744,659)	(2,812,803)	(6,170,242)

Income Before Income Taxes	1,244,585	7,735,819	21,293,058
Income Taxes (Note 3)	(444,015)	(2,900,919)	(7,760,220)

Net Income	$800,570	$4,834,900	$13,532,838

Per Share Information (Note 10):
Basic Net Income Per Share	$0.14	$0.84	$2.37

Diluted Net Income Per Share	$0.14	$0.84	$2.36

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Common Stock	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income (Loss)
Balance December 31, 2006	$5,693,007	$2,630,748	$95,650,170	$(976,618)	$102,997,307
Net Income	—	—	13,532,838	—	13,532,838	$13,532,838
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative (Net of Tax of $76,061)				(121,117)	(121,117)	(121,117)
Pension:
Transition Obligation (Net of Tax of $2,888)	—	—	—	(4,599)	(4,599)	(4,599)
Prior Service Cost (Net of Tax $8,185)	—	—	—	13,033	13,033	13,033
Actuarial Net Loss (Net of Tax $68,144)	—	—	—	(108,509)	(108,509)	(108,509)

Comprehensive Income						$13,311,646

Exercise of Liability Classified Stock Options	32,799	2,499,826	—	—	2,532,625
Cash Dividends ($.38 per share)	—	—	(2,170,970)	—	(2,170,970)

Balance December 31, 2007	$5,725,806	$5,130,574	$107,012,038	$(1,197,810)	$116,670,608

Net Income	—	—	4,834,900	—	4,834,900	$4,834,900
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative (Net of Tax of $155,256)	—	—	—	(247,223)	(247,223)	(247,223)
Pension:
Transition Obligation (Net of Tax of $2,888)	—	—	—	(4,599)	(4,599)	(4,599)
Prior Service Cost (Net of Tax of $8,185)	—	—	—	13,033	13,033	13,033
Actuarial Net Loss (Net of Tax of $785,419)	—	—	—	(1,250,667)	(1,250,667)	(1,250,667)

Comprehensive Income						$3,345,444

Exercise of Liability Classified Stock Options	1,709	87,381	—	—	89,090
Cash Dividends ($.40 per share)	—	—	(2,290,835)	—	(2,290,835)

Balance, December 31, 2008	$5,727,515	$5,217,955	$109,556,103	$(2,687,266)	$117,814,307
Net Income	—	—	800,570	—	800,570	$800,570
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative (Net of Tax of $101,164)	—	—	—	161,088	161,088	161,088
Pension:
Transition Obligation (Net of Tax of $2,888)	—	—	—	(4,599)	(4,599)	(4,599)
Prior Service Cost (Net of Tax of $8,185)	—	—	—	13,033	13,033	13,033
Actuarial Net Gain (Net of Tax of $664,163)	—	—	—	1,057,582	1,057,582	1,057,582

Comprehensive Income						$2,027,674

Exercise of Liability Classified Stock Options	413	13,278	—	—	13,691
Stock Buyback	(4,660)	(99,987)			(104,647)
Cash Dividends ($.30 per share)	—	—	(1,717,446)	—	(1,717,446)

Balance December 31, 2009	$5,723,268	$5,131,246	$108,639,227	$(1,460,162)	$118,033,579

The accompanying notes are in integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Calendar Year
	December 31, 2009	December 31, 2008	December 31, 2007
Cash Flow from Operating Activities:
Net Income	$800,570	$4,834,900	$13,532,838
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,771,633	2,655,088	2,466,981
Loss on Sale of Property, Plant, and Equipment	—	13,357	219,690
Deferred Income Taxes	958,932	434,037	3,390,812
Stock Based Compensation	253,424	(1,966,781)	1,341,661
Decrease (Increase) in Assets:
Notes Receivable	150,000	1,010,728	(4,464,421)
Land and Development Costs	(3,723,663)	(3,318,682)	(596,116)
Other Assets	(18,897)	1,851,684	(2,330,205)
Increase (Decrease) in Liabilities:
Accounts Payable	158,091	254,005	284,712
Accrued Liabilities, Accrued Stock Based Compensation and Pension Liability	(341,904)	158,348	713,861
Deferred Profit	—	—	(563,467)
Income Taxes Payable	(1,236,206)	(1,821,843)	3,058,049

Net Cash (Used In) Provided by Operating Activities	(228,020)	4,104,841	17,054,395

Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment	(3,487,029)	(18,153,273)	(5,614,256)
Acquisition of Intangible Assets	—	(704,485)	—
Decrease (Increase) in Restricted Cash for Acquisitions Through the Like-Kind Exchange Process	462,765	9,924,785	(9,201,588)
Proceeds from Calls or Maturities of Investment Securities	7,596,993	15,725,687	26,087,013
Acquisition of Investment Securities	(7,302,989)	(10,793,461)	(24,499,902)

Net Cash Used In Investing Activities	(2,730,260)	(4,000,747)	(13,228,733)

Cash Flow from Financing Activities:
Proceeds from Notes Payable	16,463,000	12,745,000	4,965,000
Payments on Notes Payable	(11,802,926)	(11,002,073)	(5,219,143)
Cash Proceeds from Exercise of Stock Options	2,059	5,090	16,762
Cash Used to Settle Stock Appreciation Rights	(3,878)	(36,315)	(1,291,749)
Cash Used for Repurchase of Common Stock	(104,647)	—	—
Dividends Paid	(1,717,446)	(2,290,835)	(2,170,970)

Net Cash Provided By (Used In) Financing Activities	2,836,162	(579,133)	(3,700,100)

Net (Decrease) Increase in Cash	(122,118)	(475,039)	125,562
Cash, Beginning of Year	388,787	863,826	738,264

Cash, End of Year	$266,669	$388,787	$863,826

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental Disclosure of Cash Flows:

In connection with the sale of real estate and income properties, and the release of subsurface entry rights, the Company received, as consideration, notes receivable of $4,464,421 in 2007. There were no notes receivable taken as consideration in 2008 or 2009.

The Company completed foreclosure on two notes receivable during 2009 totaling $4,153,693, plus accrued interest totaling $211,799, with the notes receivable and accrued interest written off and the land reacquired. There was no gain or loss recognized on the transactions.

Total interest paid was $546,383, $537,077, and $514,021 for the years 2009, 2008, and 2007, respectively. Interest paid included interest of $137,644, $185,503, and $119,418, capitalized to land development and construction in process in 2009, 2008, and 2007, respectively.

Income taxes of $1,924,972, $3,353,343, and $1,134,784, were paid in 2009, 2008, and 2007, respectively.

A charitable contribution of 26 acres of land, with a fair market value of $1,500,000, was made during 2007. This contribution was recorded as real estate sales at fair market value with an offset to real estate costs and expenses, resulting in no gain or loss on the charitable contribution.

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Consolidated-Tomoka Land Co., a Florida corporation, and its wholly owned subsidiaries: Indigo Group Inc., Indigo Group Ltd., Indigo International LLC, Indigo Development LLC, Indigo Commercial Realty Inc., W. Hay Inc., W. Hay LLC, and Palms Del Mar Inc. (collectively, “the Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Because of the adverse market conditions that currently exist in the Florida and national real estate markets, and financial and credit markets, it is possible that the estimates and assumptions, most notably with the Company’s investment in investment securities, income properties, and its pension liability, could change materially during the time span associated with the continued weakened state of these real estate markets and financial markets.

CASH AND CASH EQUIVALENTS

Cash and Cash equivalents include cash on hand, bank demand accounts and money market accounts having original maturities at acquisition date of 90 days or less.

RESTRICTED CASH

The Company’s qualified intermediary held $462,765 in escrow, for the benefit of the Company at December 31, 2008, with no funds being held at December 31, 2009. The funds were being held to complete the purchase of income properties through the like-kind exchange process. The funds were returned to the Company in 2009, as the purchase of the property was not completed. Income taxes of approximately $178,500 were paid on the transaction.

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

Interest of $96,762, $96,638, and $102,840 was capitalized to land and development during 2009, 2008, and 2007, respectively.

INTANGIBLE ASSETS

Intangible assets consist of the in-place lease value associated with single-tenant income properties acquired by the Company. This in-place lease value was determined by estimating the cost of replacing the lease should it not be in-place. Factors, such as foregone rent and leasing commissions among others, are taken into account to determine the in-place lease value. This value is amortized over the remaining term of the lease at the time the properties are purchased. At December 31, 2009, the in-place lease value totaled $4,588,649, net of amortization of $2,007,891. At December 31, 2008, the in-place lease value totaled $5,009,819, net of amortization of $1,586,721 for 2008.

The estimated amortization expense for each of the calendar years 2010-2013 is $421,170. The weighted average amortization period of the in place lease value is 17 years.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is taken into income. Subsurface interests are included in property, plant, and equipment with no net cost basis at December 31, 2009. The amount of depreciation and amortization of property, plant, and equipment, exclusive of amortization related to intangible assets, recognized for the years 2009, 2008, and 2007, was $2,350,464, $2,242,724, and, $2,081,030, respectively. Interest of $40,882, $88,865, and $16,578 was capitalized to construction in process during 2009, 2008, and 2007, respectively.

The range of estimated useful lives for property, plant, and equipment is as follows:

Golf Buildings and Improvements	10-43 Years
Golf Equipment	5-10 Years
Income Properties Buildings and Improvements	40 Years
Other Furnishings and Equipment	5-25 Years
Agriculture Equipment	5-10 Years

LONG-LIVED ASSETS

The Company reviews the recoverability of long-lived assets, including real estate held for development and sale, and property, plant, and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are evaluated for impairment by

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

using an undiscounted cash flow approach which considers future estimated capital expenditures. Impairment on long-lived assets is measured at fair value by estimating discounted future operating cash flow and sales price, less cost to sell. There has been no impairment of long-lived assets reflected in the consolidated financial statements for the three years ended December 31, 2009.

SALE OF REAL ESTATE

The profit on sales of real estate is accounted for as required by the Accounting for Sales of Real Estate Topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). The Company recognizes revenue from the sale of real estate at the time the sale is consummated, unless the property is sold on a deferred payment plan and the initial payment does not meet established criteria, or the Company retains some form of continuing involvement in the property.

No revenues or profits were deferred for the years ended December 31, 2009, 2008, and 2007.

INCOME PROPERTIES

The rental of the Company’s income properties are classified as operating leases. The Company recognizes lease income on these properties on a straight-line basis over the term of the lease.

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

From time to time the Company will release surface or subsurface entry rights upon request of the surface owner. The Company recognizes revenue from the release at the time the transaction is consummated, unless the property is released under a deferred payment plan and the initial payment does not meet the criteria establish under The Sales of Real Estate Topic of FASB ASC, the Company retains some form of continuing involvement in the property, or the transaction does not meet other requirements.

UNFUNDED DEFERRED COMPENSATION PLANS

The Company maintains two unfunded deferred compensation plans. One plan is established for the Board of Directors of the Company, with the second plan established for the officers and key employees of the Company. Under the plans, any member of the Board of Directors, officer, or key employee may elect to defer all or a portion of their compensation.

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The amount of deferred compensation shall increase annually by an amount which is equal to interest on the deferred compensation at the rate of return earned by the Company on its investment securities. Compensation credited to a participant shall be deferred until such participant ceases to be a member of the Board of Directors, officer, or key employee, at which time the amounts accumulated shall be distributed in the manner elected. The plans are non-qualified plans as defined by the Internal Revenue Service. The amount of deferred compensation reflected in accrued liabilities on the consolidated balance sheets at December 31, 2009 and 2008 was $2,155,935 and $2,080,311, respectively. Deferred compensation expense for the three years ended December 31, 2009, was $147,026, $152,102, and $127,697, respectively.

PENSION

The Company has a funded, non-contributory defined benefit pension plan covering all eligible employees. The Company’s method of funding and accounting for pension costs is to fund and accrue all normal costs plus an amount necessary to amortize past service cost over a period of 30 years. (See Note 7 “Pension Plan”).

STOCK OPTIONS

The Company maintains a stock option plan (“the Plan”) pursuant to which 500,000 shares of the Company’s common stock may be issued. The Plan in place was approved at the April 25, 2001 shareholders’ meeting. Under the Plan, the option exercise price equals the stock market price on the date of grant. The options generally vest over five years and all expire after ten years. In connection with the grant of non-qualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock equal to a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise. The expenses associated with stock options and stock appreciation rights are recognized on a straight-line basis over their requisite service period.

Both the Company’s stock options and stock appreciation rights are liability classified awards and are required to be remeasured to fair value at each balance sheet date until the award is settled, as required by provisions of the Share-Based Payments Topic of FASB ASC. (See Note 9 “Stock Option Plan”).

INCOME TAXES

The Company uses the asset and liability method to account for income taxes. Deferred income taxes result primarily from the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (See Note 3 “Income Taxes”).

EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are presented in accordance with The Earnings Per Share Topic of FASB ASC. Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per common share are based on the assumption of the conversion of stock options using the treasury stock method at average cost for the year (see Note 10 “Earnings Per Share”).

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, investment securities, accounts receivables, and notes receivable.

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s real estate investments are concentrated in the State of Florida. Uncertainty of the duration of a prolonged real estate and economic downturn could have an adverse impact on the Company’s real estate values.

The largest of the Company’s income property tenants consist of CVS Corporation and Walgreen Co., which the Company considers good credit quality tenants. CVS Corporation revenues accounted for 15% of consolidated revenue during 2009, with Walgreen Co. accounting for 13% of consolidated revenue. CVS Corporation and Walgreen Co. accounted for 20% and 17% of the Company’s income portfolio in terms of rentable square feet in 2009, respectively. The Company has diversified its income property tenant mix with Barnes & Noble, Lowe’s Home Improvement Center, Northern Tool & Equipment Co., RBC Centura Bank, Dick’s Sporting Goods, Harris Teeter Supermarket, and Best Buy, as tenants.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The largest carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, and accounts payable at December 31, 2009 and 2008, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s notes receivable and notes payable approximates fair value at December 31, 2009 and 2008, since the notes are at floating rates or fixed rates, which approximate current market rates for notes with similar risks and maturities. The interest rate swap derivative is carried at its fair value at December 31, 2009 and 2008.

At the time the Company’s debt was refinanced in 2002, the Company entered into an interest rate swap agreement. This swap arrangement changes the variable rate cash flow exposure on the debt obligations to fixed cash flows so that we can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under the Derivative Instruments and Hedging Activities Topic of FASB ASC, which requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss. The fair market value of the interest rate swap agreement was determined using Significant Other Observable Inputs (Level 2). A financial model is used to determine the fair market value of the interest rate swap. The model estimates the expected cash flows discounted at the risk-free rate, using the treasury yield curve, plus the current market observable LIBOR interest rate spread to treasuries, adjusted for the credit risk of the Company. The Fair Market Value recorded on the Balance Sheet at December 31, 2009, was a liability of $685,513. The change in fair value, net of applicable taxes, in the cumulative amount of $421,076 at December 31, 2009, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITY

The Company accounts for derivatives and hedging activity under, the Accounting for Derivative Instruments and Certain Hedging Activities Topic of FASB ASC.

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

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ACCOUNTING PRONOUNCEMENTS

In June 2008, guidance was issued related to determining whether instruments granted in share-based payment transactions are participating securities. The guidance holds that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and therefore should be included in computing earnings per share using the two-class method. The guidance is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. The Company implemented the Staff Position on January 1, 2009. The Staff Position did not have an impact on the Company’s financial statements.

In December 2008, the FASB issued guidance on Employers’ Disclosures about Pensions and Other Postretirement Benefits, which requires disclosures about plan assets to be provided for fiscal years ending after December 15, 2009. Under the guidance disclosures requirements include information about how investment allocation decisions are made, the fair value of each major category of plan assets and the inputs and valuation techniques used to develop fair value measurements of plan assets. The Company adopted the guidance during the fourth quarter of 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted policies related to accounting for non-controlling interests in consolidated financial statements, which clarified that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity or capital in the consolidated financial statements. The adoption of these policies did not have an impact on the Company’s financial statements.

In June 2009, guidance was issued for the accounting for transfers of financial assets, and is effective for annual reporting periods beginning after November 15, 2009. The guidance modifies the accounting and disclosure requirements regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The statement eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures about transfers of financial assets. The Company does not expect the guidance to have an impact on its financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification) which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of its financial statements that are presented in conformity with GAAP. Effective September 30, 2009, the Company adopted the Codification, which did not have a material impact on the Company’s financial statements.

NOTE 2    INVESTMENT SECURITIES

The Company accounts for investment securities in accordance with the Accounting for Certain Investments in Debt and Equity Securities Topic of FASB ASC. This standard requires classification of the investment portfolio into three categories: held to maturity, trading, and available for sale.

The Company classifies as held to maturity those securities, which the Company has the intent and ability to hold through their stated maturity date. Investment securities, which are classified as held to maturity, are carried at cost, adjusted for amortization of premiums and accretion of discounts. Gains and losses are determined using the specific identification method. For the years ended December 31, 2009, 2008, and 2007, losses of $44,966, $75,227, and $74,519, respectively, were recognized on the disposition of investment securities.

Investment securities as of December 31, 2009 and 2008, are as follows:

	2009	2008
Investments Held to Maturity
Debt Securities Issued by States and Political Subdivisions of States	$4,837,620	$5,131,624
Preferred Stocks	129,244	129,244

Total Investments Held to Maturity	$4,966,864	$5,260,868

The contractual maturities of investment securities held to maturity are as follows:

Maturity Date	Amount
Within 1 year	$2,474,487
1-5 Years	1,605,022
6-10 Years	115,513
After 10 Years	771,842

$4,966,864

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity securities by major security type and class of security at December 31, 2009 and 2008, were as follows:

At December 31, 2009	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Debt Securities Issued by States and Political Subdivisions of States	$4,837,620	$5,421	$(89,179)	$4,753,862
Preferred Stocks	129,244	—	(43,502)	85,742

	$4,966,864	$5,421	$(132,681)	$4,839,604

At December 31, 2008	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Debt Securities Issued by States and Political Subdivisions of States	$5,131,624	$3,134	$(168,460)	$4,966,298
Preferred Stocks	129,244	—	(32,642)	96,602

	$5,260,868	$3,134	$(201,102)	$5,062,900

NOTE 2    INVESTMENT SECURITIES (Continued)

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008, respectively. The unrealized losses on investments in debt securities issued by states and political subdivisions of states were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. The Fair Value of all investment securities were measured using quoted prices in active markets, Level 1 inputs.

	Less than 12 Months		12 Months or More		Total
Held at December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Issued by States and Political Subdivisions of States	$1,890,982	$19,712	$1,661,285	$69,467	$3,552,267	$89,179
Preferred Stocks	—	—	85,742	43,502	85,742	43,502

	$1,890,982	$19,712	$1,747,027	$112,969	$3,638,009	$132,681

	Less than 12 Months		12 Months or More		Total
Held at December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Issued by States and Political Subdivisions of States	$1,102,920	$42,068	$2,714,872	$126,392	$3,817,792	$168,460
Preferred Stocks	—	—	96,602	32,642	96,602	32,642

	$1,102,920	$42,068	$2,811,474	$159,034	$3,914,394	$201,102

NOTE 3    INCOME TAXES

The Company accounts for income taxes under the Accounting For Income Taxes Topic of FASB ASC.

The provisions for income taxes are summarized as follows:

	2009		2008		2007
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$168,074	$195,969	$1,278,620	$1,128,226	$3,540,065	$3,057,676
State	37,260	42,712	252,881	241,192	690,433	472,046

Total	$205,334	$238,681	$1,531,501	$1,369,418	$4,230,498	$3,529,722

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

NOTE 3    INCOME TAXES (Continued)

The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows:

	DEFERRED TAX
	2009	2008
Deferred Tax Assets
Depreciation	$2,075,433	$1,585,801
Deferred Compensation	831,652	802,480
Charitable Contributions Carryforward	1,963,398	1,967,695
Interest Rate Swap	264,437	365,600
Deferred Lease Expense	1,357,809	1,305,315
Pension and Other Post Retirement Benefits	630,090	1,310,883
Stock Options	551,098	459,321

Gross Deferred Tax Assets	7,673,917	7,797,095
Less-Valuation Allowance	(2,093,381)	(2,043,584)

Net Deferred Tax Assets	5,580,536	5,753,511

Deferred Tax Liabilities
Sales of Real Estate	(39,208,078)	(38,455,129)
Basis Difference in Joint Venture	(342,638)	(342,734)
Other—Net	(305,188)	(272,084)

Total Deferred Tax Liabilities	(39,855,904)	(39,069,947)

Net Deferred Tax Liability	$(34,275,368)	$(33,316,436)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2009 and 2008, management believes it is more likely than not that a portion of the Company’s deferred tax assets will not be realized. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion of all of the deferred tax assets will not be realized. As of December 31, 2009 and 2008, the valuation allowance was $2,093,381, and $2,043,584, respectively.

The valuation allowance is primarily related to charitable contribution carryforwards, in addition to basis difference in joint ventures. The valuation allowance was unchanged in 2008, with an increase of $49,797 in 2009. The change in valuation allowance in 2009 was due to modification of management’s projections of the utilization of the charitable contribution over the five-year carryforward period. Taxes related to the deduction for charitable contribution carryforwards, which expire in 2011 and 2012, approximate $1,615,000 and $65,000, respectively.

NOTE 3    INCOME TAXES (Continued)

Following is a reconciliation of the income tax computed at the federal statutory rate of 35% for 2009, 2008, and 2007:

	CALENDAR YEAR
	2009	2008	2007
Income Tax Expense Computed at Federal Statutory Rate	$435,605	$2,707,537	$7,452,570
Increase (Decrease) Resulting from:
State Income Tax, Net of Federal Income Tax Benefit	47,367	321,148	783,881
Tax Exempt Interest Income	(83,161)	(120,814)	(166,136)
Charitable Contribution of Land	—	—	(578,625)
Adjustment to Valuation Allowance	49,797	—	393,464
Other Reconciling Items	(5,593)	(6,952)	(124,934)

Provision for Income Taxes	$444,015	$2,900,919	$7,760,220

The Company files a consolidated income tax return in the United States Federal jurisdiction and the States of Florida, Georgia, and North Carolina. The Internal Revenue Service has audited the federal tax returns through the year 2006, with all proposed adjustments settled. The Company recognizes all potential accrued interest and penalties to unrecognized tax benefits in income tax expense.

Income taxes of $1,924,972 were paid in the year ended December 31, 2009.

NOTE 4    NOTES RECEIVABLE

Notes receivable in 2008 related to the financing of real estate sales, bore interest at a market rate, and were recorded at face value. Amounts collected on notes receivable are included in net cash provided by operating activities in the consolidated statements of cash flows.

Notes Receivable consisted of the following:

	December 31,
	2009	2008
Mortgage notes with fixed interest rates between 6.5 – 7.25% collateralized by real estate,	$—	$1,995,376
Mortgage note with variable interest rate at 200 basis points above the 30-day London Interbank Offer Rate “LIBOR”	—	2,158,317

	$—	$4,153,693

The Company completed foreclosure on two notes during 2009 in the amounts of $1,845,376 and $2,158,317. The $1,845,376 mortgage note receivable was collateralized by a first mortgage on 6 acres of vacant commercial property with Interstate 95 frontage. The $2,158,317 mortgage note receivable was collateralized by a first mortgage on 317 acres of land with both residential and commercial land use designations. Both properties are located in Daytona Beach, FL. The notes receivable were written off and the land reacquired with no gains or losses recognized on the transactions. In measuring for impairment of the loans, we evaluated the fair value of the property collateralizing the loan based on our knowledge of the Daytona Beach real estate market as the largest landowner, and subsequently obtained independent appraisals to support the book values.

NOTE 4    NOTES RECEIVABLE (Continued)

Following are the amounts of recorded investments in the impaired notes receivable as of:

	December 31,
	2009	2008
Investment in Impaired Notes with Allowance for Losses	$—	$—
Investment in Impaired Notes with No Allowance for Losses	—	1,945,912

	$—	$1,945,912

Following are average investments in impaired loans and accrued interest income recorded for the periods ending:

	December 31,
	2009	2008
Average Investment in Impaired Loans	$3,117,898	$773,325
Interest Income Recorded on Impaired Loans while Loans were Impaired	—	—
Interest Income Recognized Using Cash-Basis Method of Accounting	—	—

There was no allowance for credit losses during the periods as we looked at the fair value of the collateral supporting the notes receivable and determined no provision was necessary.

As a policy, interest income is not accrued once the note has been determined to be impaired, and no cash receipts were received on the impaired notes.

NOTE 5    LAND AND DEVELOPMENT COSTS

Land and development costs at December 31, 2009 and 2008, are summarized as follows:

	December 31,
	2009	2008
Undeveloped Land	$1,004,607	$1,004,607
Land and Development Costs	25,695,887	17,968,531

	$26,700,494	$18,973,138

NOTE 6    NOTES PAYABLE

Notes Payable consisted of the following:

	December 31,
	2009	2008
MORTGAGE NOTES PAYABLE
Payable monthly based on 20-year amortization, interest floating based on the 30-day LIBOR Market Index rate plus 1.25%. Principal balance due July 2012 (See discussion of interest rate swap below)	$6,239,967	$6,532,420

LINE OF CREDIT
A line of credit totaling $20,000,000 at December 31, 2009, expiring March 2010, with interest at the 30-day LIBOR Market Index rate plus 1.4%	6,970,422	2,017,895

	$13,210,389	$8,550,315

NOTE 6    NOTES PAYABLE (Continued)

The required annual principal payments on notes payable are as follows:

Year Ending December 31,	Amount
2010	$7,259,616
2011	338,447
2012	5,612,326
2013	—

$13,210,389

Interest expense was $408,739, $351,574, and $394,603, net of capitalized interest, for 2009, 2008, and 2007, respectively.

On April 8, 2002, the Company entered into an interest rate swap agreement to mitigate the interest rate risk on the variable rate debt of the Company. The Company expects the cash flows related to the swap to be highly effective in offsetting the changes in the cash flows of the variable rate debt.

On July 1, 2002, the Company entered into an $8,000,000 long-term financing arrangement. The new variable rate debt is for a ten-year term, which has been fixed at a rate of 7.35% through the use of an interest rate swap and secured by approximately 3,000 acres of the Company’s most westerly lands until March 29, 2007 at which time the agreement was amended and the property was released as collateral.

The change in the fair value of the interest rate swap, from its inception, has resulted in the recording of an accrued liability in the amount of $685,513 and $947,765 at December 31, 2009 and 2008, respectively. The cumulative change in fair value, net of applicable taxes, in the amount of $421,076 and $582,165 at December 31, 2009 and 2008, respectively, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity. This activity represents a non-cash transaction. The notional amount of the interest rate swap was equivalent to the outstanding balance of the financing, $6,239,967 at December 31, 2009, and $6,532,420 at December 31, 2008.

In addition, the Company has an unsecured $20,000,000 revolving line of credit with the same financing source. There was a balance of $6,970,422 outstanding on the line of credit at December 31, 2009 with an outstanding balance of $2,017,895 on the line of credit at December 31, 2008. The Company had letters of credit outstanding totaling $127,351 and $257,351 at December 31, 2009 and 2008, respectively. These letters of credit guarantee development work will be completed and reserve capacity under the line of credit. The balance available to borrow on the line of credit was $12,902,227 and $17,724,754 at December 31, 2009 and 2008, respectively.

On March 9, 2010, we received a commitment letter for the renewal of the line of credit, which comes due March 29, 2010, for the requested amount of $15 million. The term of the renewal, which is unsecured, is for a one year or two year period, at our option and will expire in March 2011 or March 2012, depending on which option is selected. The interest rate will be at the 1-month LIBOR plus a spread of 281 – 310 basis points, with commitment fees and unused capacity fees of .25 – .50% based on the option chosen.

NOTE 7    PENSION PLAN

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

NOTE 7    PENSION PLAN (Continued)

Following are the components of the Net Period Benefit Cost:

	December 31,
	2009	2008	2007
Service Cost	$355,211	$336,368	$290,862
Interest Cost	451,011	435,201	402,731
Expected Return on Plan Assets	(464,385)	(520,466)	(505,184)
Amortization of Unrecognized Transition Gain	(7,487)	(7,487)	(7,487)
Amortization of Unrecognized Prior Service Cost	21,218	21,218	21,218
Amortization of Net Loss from Earlier Periods	175,612	65,785	36,261

Net Periodic Benefit Cost	$531,180	$330,619	$238,401

The change in projected benefit obligation is as follows:

	December 31,
	2009	2008
Benefit Obligation at Beginning of Year	$8,195,631	$7,185,160
Service Cost	355,211	336,368
Interest Cost	451,011	435,201
Actuarial (Gain)/Loss	(495,209)	673,482
Benefits and Plan Expenses Paid	(400,328)	(434,580)

Benefit Obligation at End of Year	$8,106,316	$8,195,631

The change in plan assets is as follows:

	December 31,
	2009	2008
Fair Value of Plan Assets at Beginning of Year	$5,068,401	$5,582,164
Actual Return on Plan Assets	1,515,309	(907,926)
Employer Contribution	545,215	828,743
Plan Expenses Paid	(70,772)	(68,049)
Benefits Paid	(329,556)	(366,531)

Fair Value of Plan Assets at End of Year	$6,728,597	$5,068,401

The funded status of the pension obligation consists of the following:

	December 31,
	2009	2008
Estimated Pension Benefit Obligation
Accumulated Benefit Obligation	$(7,708,971)	$(7,563,343)
Additional Benefits Based on Estimated Future Salary Levels	(397,345)	(632,288)

Projected Benefit Obligation	(8,106,316)	(8,195,631)
Fair Value of Plan Assets	6,728,597	5,068,401

Accrued Pension Liability	$(1,377,719)	$(3,127,230)

The accumulated benefits obligation at December 31, 2009 and 2008 was $7,708,971 and $7,563,343, respectively.

NOTE 7    PENSION PLAN (Continued)

The actuarial assumptions made to determine the projected benefit obligation and the fair value of plan assets are as follows:

	December 31,
	2009	2008
Weighted Average Discount Rate	6.00%	6.00%
Weighted Average Asset Rate of Return	9.00%	9.00%
Compensation Scale	5.00%	5.00%

The Company uses the “Citigroup Pension Liability Index” to determine the discount rate. The weighted average asset rate of return is primarily based on historical returns of the portfolio as a whole.

OTHER PENSION PLAN DISCLOSURE INFORMATION

Amortization Periods:

The transition liability (asset) re-established on January 1, 2001, is being amortized in level amounts over 11.07 years.

The excess of the unrecognized (gain) or loss (if any) over the larger of 10% of the projected benefit obligation or 10% of the market related value of assets is amortized in level amounts over 11.88 years.

The prior service cost re-established on January 1, 2001, is being amortized in level amounts over 11.07 years.

The prior service cost established on January 1, 2002, is being amortized in level amounts over 11.67 years.

Funding Policy:

Periodic employer contributions are made in conformance with minimum funding requirements and maximum deductible limitations.

Benefit Payments and Other Disbursements:

During the measurement period, disbursements from plan assets were as follows:

Benefit Payments	$329,556
Administrative Expenses	70,772

Total	$400,328

Unrecognized (Gain) or Loss:

The unrecognized gain or (loss) determined subsequent to last year’s measurement date is determined as follows:

Liability gain determined from the January 1, 2009 census and included in this year’s net periodic cost	$495,209
Asset gain occurring over the measurement period	1,050,924

Total unrecognized gain	$1,546,133

NOTE 7    PENSION PLAN (Continued)

Plan Assets

The Company’s investment policy for pension funds is to achieve four major objectives as follows:

1)	Growth in the invested assets to maintain future purchasing power.

2)	Provide a stable, increasing stream of investment income to support needs.

3)	Ensure the preservation of asset values equal to or greater than the nominal book value of assets over the intermediate term or a complete economic cycle, whichever is longer.

4)	Maintain liquidity.

The Company’s overall investment strategy is to achieve a mix of approximately 75-85% of investments for long-term growth and 15-25% for near-term benefit payments with a diversification of asset types and strategies.

The allocation of investments are targeted at 60% in common equities and 40% in fixed income securities, exclusive of cash and cash equivalents with a typical 10% range of fluctuation. Equity securities primarily include investments in large-cap, mid-cap, and small-cap companies primarily located in the United States. Fixed income securities primarily include corporate bonds of diversified industries also primarily located in the United States. No single security, except short-term obligations of the U.S. government, shall constitute more than 4% of consolidated assets.

The plan’s weighted average asset allocations at December 31, 2009 and 2008 by asset category are as follows:

	December 31,
	2009	2008
Equity Securities	41%	46%
Fixed Income Securities	34%	39%
Cash and Money Market Funds	25%	15%

Total	100%	100%

The following is a table of the Fair Values of Plan Assets and Fair Value Measurements at December 31, 2009:

Asset Category	Total	Quoted Prices in Active Markets (Level 1 Inputs)
Cash and Cash Equivalents	$1,706,501	$1,706,501
Equity Securities	2,724,637	2,724,637
Fixed Income Securities	2,297,459	2,297,459

Total	$6,728,597	$6,728,597

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

Cash Flows:

Contributions

The Company makes periodic contributions in accordance with minimum funding requirements and maximum allowable deductions. It is estimated the 2010 contribution will be in the $550,000 to $600,000 range.

NOTE 7    PENSION PLAN (Continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid.

Year Ending December 31,	Amount
2010	$397,700
2011	440,400
2012	609,900
2013	712,500
2014	716,600
2015-2019	3,887,000

The following assumptions have been made regarding estimated benefit payments:

All currently retired participants survive through 2019.

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

The Company recognizes post-retirement expenses in accordance with the Employers’ Accounting for Post-Retirement Benefits Other Than Pensions Topic of FASB ASC, which requires that expected costs of post-retirement benefits be charged to expense during the years the employees render service. The accrued post-retirement benefit cost reflected in the consolidated balance sheet in accrued liabilities at December 31, 2009 and 2008, was $255,697 and $271,040, respectively.

NOTE 9    STOCK OPTION PLAN

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

NOTE 9    STOCK OPTION PLAN (Continued)

The Company accounts for stock options as required by the Share-Based Payment Topic of FASB ASC. The provisions require the classification of share-based payment arrangements as liability or equity instruments. Both the Company’s stock options and stock appreciation rights are liability classified awards and are required to be remeasured to fair value at each balance sheet date until the award is settled. The Company recognizes compensation equal to remeasured fair value prorated over the remaining vesting period of the award.

Amounts recognized in the financial statements for stock options and stock appreciation rights are as follows:

	Year Ended December 31,
	2009	2008	2007
Total Cost of Share-Based Plans Charged Against Income (Added To) Before Tax Effect	$253,425	$(1,966,781)	$1,341,661

Income Tax Expense (Benefit)
Recognized in Income	$(97,759)	$758,686	$(517,546)

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

The Company issues new, previously unissued, shares as options are exercised.

Following are assumptions used in determining the fair value of stock options and stock appreciation rights:

Assumptions at December 31,	2009	2008	2007
Expected Volatility	37.97%	31.73%	27.54%
Expected Dividends	.57%	.26%	.64%
Expected Term	4 years	4 years	4 years
Risk-Free Rate	2.03%	1.22%	3.32%

A summary of share option activity under the Plan as of December, 31 2009, and changes during the year ended is presented below:

STOCK OPTIONS FOR THE YEAR ENDED DECEMBER 31, 2009

	Shares	Wtd.Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	226,000	$58.11
Granted	55,000	33.16
Exercised	(1,600)	25.88
Expired	(23,000)	61.32

Outstanding December 31, 2009	256,400	52.67	6.96	$283,108

Exercisable at December 31, 2009	88,800	$51.90	5.48	$185,208

NOTE 9    STOCK OPTION PLAN (Continued)

STOCK APPRECIATION RIGHTS FOR THE YEAR ENDED DECEMBER 31, 2009

	Shares	Wtd.Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	226,000	$3.12
Granted	55,000	4.76
Exercised	(1,600)	2.42
Expired	(23,000)	2.41

Outstanding December 31, 2009	256,400	3.69	6.96	$152,443

Exercisable at December 31, 2009	88,000	$2.74	5.48	$99,727

In connection with the exercise of 1,600 option shares, 413 shares of stock were issued and 1,187 shares of stock were surrendered to relieve the stock option liability by $11,632. Cash proceeds of $2,059 were received on the exercise of the stock options.

The weighted-average grant date fair value at December 31, 2009, of options granted during 2009, 2008, and 2007 was $13.48, $7.52, and $2.79 respectively. Stock appreciation rights granted during 2009, 2008, and 2007 had weighted-average fair values of $7.26, $4.05, and $1.50, respectively. The total intrinsic value of options exercised for the year ended December 31, 2009, 2008, and 2007 was $11,632, $84,000, and $2,515,863, respectively. Stock appreciation rights exercised during the years ended December 31, 2009, 2008, and 2007 had intrinsic values of $3,878, $36,615, and 1,291,749, respectively.

The total fair value of shares vested during the three years ended December 31, 2009 were $368,224, $319,790, and $789,424, respectively.

As of December 31, 2009, there was $1,278,162, valued at fair value, of total unrecognized compensation costs related to non-vested stock options and stock appreciation rights granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.43 years.

The liability for stock options and stock appreciation rights valued at fair value, reflected on the consolidated balance sheet at December 31, 2009 and 2008, was $1,428,641 and $1,190,725, respectively.

NOTE 10    EARNINGS PER SHARE

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined based on the assumption of the conversion of stock options using the treasury stock method at average market prices for the periods.

	Calendar Year
	2009	2008	2007
Income Available to Common Shareholders:
Net Income	$800,570	$4,834,900	$13,532,838

Weighted Average Shares Outstanding	5,724,067	5,727,183	5,716,564
Common Shares Applicable to Stock Options Using the Treasury Stock Method		—	15,360

Total Shares Applicable to Diluted Earnings Per Share	5,724,067	5,727,183	5,731,924

Per Share Information:
Basic Net Income Per Share	$0.14	$0.84	$2.37

Diluted Net Income Per Share	$0.14	$0.84	$2.36

NOTE 10    EARNINGS PER SHARE (Continued)

No impact was considered on the conversion of stock options during the 2009 and 2008 as the effect would be antidilutive. The number of anti-dilutive common shares for 2009 and 2008 were 171,375 and 82,897, respectively.

NOTE 11    COMMITMENTS AND CONTINGENCIES

The Company leases, as lessee, certain equipment, land, and improvements under operating leases.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2009, are summarized as follows:

Year Ending December 31,	Amounts
2010	$709,898
2011	571,029
2012	549,739
2013	595,553
2014	500,000
2015 and thereafter (cumulative)	3,833,333

Total	$6,759,552

Rental expense under all operating leases amounted to $1,085,741, $1,106,031, and $1,051,487, for the years ended December 31, 2009, 2008, and 2007, respectively.

Additionally, the Company, as lessor, leases certain land, buildings, and improvements under operating leases.

Minimum future rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2009, are summarized as follows:

Year Ending December 31,	Amounts
2010	$9,199,207
2011	8,679,109
2012	8,643,166
2013	8,689,640
2014	8,712,821
2015 and thereafter (cumulative)	172,805,730

Total	$216,729,673

At the end of 2008, the Company focused its efforts on obtaining federal stimulus dollars to extend Dunn Avenue, a major east/west thoroughfare bridging Interstate 95, to provide improved access to Company lands. In June, the Company entered into a cost sharing agreement with the City of Daytona Beach and the County of Volusia that will allow the use of federal funds to build this road project. The Company’s cost participation projected to be $880,000 (originally estimated at $1,125,000) is due in 2010.

In November 2008, the Company’s Board of Directors authorized the repurchase by the Company from time to time, of up to $8 million of its common stock. Through December 31, 2009 the Company has repurchased 4,660 shares at a total cost of $104,648.

NOTE 11    COMMITMENTS AND CONTINGENCIES (Continued)

In December 2008, Wintergreen Advisers, LLC (“Wintergreen”), a Delaware limited liability company and the largest shareholder of the Company, filed a Verified application for Court Ordered Inspection of the Company’s business records in the Circuit Court of the Seventh Judicial Circuit in and for Volusia County, Florida. The complaint alleges that the Company has not satisfied Wintergreen’s second demand to inspect certain corporate records, and Wintergreen is seeking an order requiring the Company to make additional records available for inspection and also requiring the Company to pay Wintergreen’s costs, including reasonable attorney’s fees, reasonably incurred to obtain the order. The Company does not believe Wintergreen’s second demand meets Florida’s statutory requirements for the production of records and is vigorously defending this action.

NOTE 12    BUSINESS SEGMENT DATA

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

NOTE 12    BUSINESS SEGMENT DATA (Continued)

Information about the Company’s operations in different segments for each of the three years ended December 31, is as follows (amounts in thousands):

	Calendar Year
	2009	2008	2007
Revenues:
Real Estate	$2,634	$4,565	$25,948
Income Properties	9,570	9,236	8,725
Golf	4,724	4,672	5,160
General, Corporate, and Other	231	2,082	3,243

	$17,159	$20,555	$43,076

Income (Loss):
Real Estate	$1,379	$2,972	$19,013
Income Properties	7,299	7,337	6,956
Golf	(1,920)	(1,843)	(1,749)
General, Corporate, and Other	(5,513)	(730)	(2,927)

	$1,245	$7,736	$21,293

Identifiable Assets:
Real Estate	$41,255	$36,917	$33,026
Income Properties	117,551	117,198	105,121
Golf	7,349	7,876	8,334
General, Corporate, and Other	10,420	11,155	25,352

	$176,575	$173,146	$171,833

Depreciation and Amortization:
Real Estate	$417	$400	$359
Income Properties	1,778	1,639	1,523
Golf	488	497	486
General, Corporate, and Other	89	119	99

	$2,772	$2,655	$2,467

Capital Expenditures:
Real Estate	$1,301	$3,732	$2,947
Income Properties	2,116	12,915	2
Golf	49	38	271
General, Corporate, and Other	21	1,468	2,394

	$3,487	$18,153	$5,614

Income represents income (loss) from continuing operations before income taxes. Identifiable assets by industry are those assets that are used in the Company’s operations in each industry. General corporate assets and assets used in the Company’s other operations consist primarily of cash, investment securities, notes receivable, and property, plant, and equipment.

NOTE 13    RELATED PARTIES

William H. Davison, a director of the Company, retired as Chairman, President, and Chief Executive Officer of SunTrust Bank, East Central Florida in September 2007. The Company and SunTrust Bank are parties to a Master Loan and Security Agreement dated July 1, 2002, and amended March 29, 2007 for a term loan in the maximum amount of $8,000,000; the largest aggregate amount of indebtedness outstanding on this loan at any time since January 1, 2007 was $6,807,388 and interest paid on this loan during 2009 was $453,183. The loans were made by SunTrust to the Company prior to Mr. Davison becoming a director of the Company.

The outstanding balance on this loan at December 31, 2009 was $6,239,967. This loan was secured by approximately 3,000 acres of the Company’s lands, until the agreement was amended on March 29, 2007 at which time the property was released as collateral. The Company and SunTrust Bank are also parties to a Master Loan and Security Agreement dated May 31, 2002, for an unsecured line of credit in the maximum of $20,000,000; the largest aggregate amount of indebtedness outstanding on this line of credit at any time since January 1, 2008 was $6,970,421 and interest paid on this loan during 2009 was $93,200. The outstanding balance on this line of credit at December 31, 2009, was $6,970,421. The Company had letters of credit outstanding at December 31, 2009, in the amount of $127,351, which reserved capacity under the line of credit. The Company and SunTrust are also parties to an International Swap Dealers Association, Inc. Master Agreement dated April 8, 2002, with respect to an interest rate swap with regard to the $8,000,000 term loan described above. The Company believes that these loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender, and did not involve more than the normal risk of collectability or present other unfavorable features.

NOTE 14    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 12, 2010, the date of issuance of the accompanying consolidated financial statements. On March 9, 2010, we received a commitment letter for the renewal of the line of credit, which comes due March 29, 2010, for the requested amount of $15 million. The term of the renewal, which is unsecured, is for a one year or two year period, at our option and will expire in March 2011 or March 2012, depending on which option is selected. The interest rate will be at the 1-month LIBOR plus a spread of 281 – 310 basis points, with commitment fees and unused capacity fees of .25 – .50% based on the option chosen.

QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED

	March 31,		June 30,		September 30,		December 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	$	$	$	$	$	$	$	$
Income
Real Estate Operations:
Real Estate Sales
Sales and Other Income	6,093	74,844	1,620,800	2,186,210	959,081	97,735	47,973	2,206,810
Costs and Other Expenses	(244,128)	(417,778)	(312,742)	(469,075)	(256,400)	(345,055)	(442,083)	(361,661)

	(238,035)	(342,934)	1,308,058	1,717,135	702,681	(247,320)	(394,110)	1,845,149

Income Properties
Leasing Revenues and Other In income	2,338,970	2,173,473	2,338,079	2,320,993	2,429,747	2,380,052	2,463,333	2,361,257
Costs and Other Expenses	(492,296)	(429,243)	(513,747)	(464,693)	(606,771)	(515,425)	(658,113)	(488,920)

	1,846,674	1,744,230	1,824,332	1,856,300	1,822,976	1,864,627	1,805,220	1,872,337

Golf Operations
Sales and Other Income	1,422,767	1,379,551	1,262,204	1,288,152	881,775	814,067	1,157,079	1,189,848
Costs and Other Expenses	(1,567,194)	(1,616,968)	(1,739,978)	(1,768,806)	(1,540,284)	(1,531,483)	(1,796,369)	(1,597,455)

	(144,427)	(237,417)	(477,774)	(480,654)	(658,509)	(717,416)	(639,290)	(407,607)

Total Real Estate Operations	1,464,212	1,163,879	2,654,616	3,092,781	1,867,148	899,891	771,820	3,309,879
Profit on Sales of Other
Real Estate Interests	11,550	8,000	3,000	196,257	18,289	590,439	3,000	575,000
Interest and Other Income	66,547	302,628	39,447	142,122	55,718	91,089	33,897	176,657

	1,542,309	1,474,507	2,697,063	3,431,160	1,941,155	1,581,419	808,717	4,061,536
General and Administrative Expenses	(1,025,417)	(1,221,000)	(2,386,052)	76,058	(1,602,005)	(1,410,864)	(731,185)	(256,997)

Income Before Income Taxes	516,892	253,507	311,011	3,507,218	339,150	170,555	77,532	3,804,539
Income Taxes	(194,686)	(97,383)	(123,202)	(1,336,026)	(129,488)	(65,309)	3,361	(1,402,201)

Net Income (loss)	322,206	156,124	187,809	2,171,192	209,662	105,246	80,893	2,402,338

Per Share Information:
Basic Income Per Share
Net Income (loss)	$0.06	$0.03	$0.03	$0.38	$0.04	$0.02	$0.01	$0.41

Diluted Income Per Share
Net Income (loss)	$0.06	$0.03	$0.03	$0.38	$0.04	$0.02	$0.01	$0.41

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2009

	INITIAL COST TO COMPANY			COSTS CAPITALIZED SUBSEQUENT TO ACQUISITION
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS
	$	$	$	$	$
Income Properties:
CVS, Tallahassee, FL	-0-	590,800	1,595,000	-0-	-0-
CVS, Sanford, FL	-0-	1,565,176	1,890,671	-0-	-0-
Barnes & Noble, Daytona Beach, FL	-0-	1,798,600	3,803,000	-0-	-0-
Barnes & Noble, Lakeland, FL	-0-	1,242,300	1,884,200	-0-	-0-
CVS, Clermont, FL	-0-	1,493,985	1,452,823	-0-	-0-
CVS, Sebring, FL	-0-	1,312,472	1,722,559	-0-	-0-
CVS, Melbourne, FL	-0-	1,567,788	919,186	-0-	-0-
CVS, Sanford, FL	-0-	2,345,694	1,275,625	-0-	-0-
CVS, Sebastian, FL	-0-	2,205,708	1,288,995	-0-	-0-
Walgreens, Palm Bay, FL	-0-	1,102,640	3,157,360	-0-	-0-
Walgreens, Kissimmee, FL	-0-	1,327,847	1,770,986	-0-	-0-
Walgreens, Orlando, FL	-0-	2,280,841	1,148,507	-0-	-0-
Walgreens, Clermont, FL	-0-	3,021,665	1,269,449	-0-	-0-
Walgreens, Apopka, FL	-0-	2,390,532	1,354,080	-0-	-0-
Walgreens, Powder Springs, GA	-0-	2,668,255	1,406,160	-0-	-0-
Walgreens, Alpharetta, GA	-0-	3,265,623	1,406,160	-0-	-0-
Lowe’s, Lexington, NC	-0-	5,048,640	4,548,880	-0-	-0-
RBC, Centura Bank, Alpharetta, GA	-0-	3,402,926	426,100	-0-	-0-
Northern Tool & Equipment, Asheville, NC	-0-	2,535,926	1,345,200	-0-	-0-
RBC Centura Bank, Altamont Springs, FL	-0-	3,435,502	410,961	-0-	-0-
CVS, Vero Beach, FL	-0-	3,113,661	1,312,235	-0-	-0-
RBC Centura Bank, Orlando, FL	-0-	2,875,052	418,992	-0-	-0-
CVS, Clermont, FL	-0-	2,414,044	1,575,184	-0-	-0-
Best Buy, McDonough, GA	-0-	2,622,682	3,150,000	-0-	-0-
Dick’s Sporting Goods, McDonough, GA	-0-	3,934,022	4,725,000	-0-	-0-
Harris Teeter Supermarket, Charlotte, NC	-0-	5,601,837	3,409,339	-0-	-0-
Gateway Flex Center, Daytona Beach, FL	-0-	132,609	2,554,055	127,464	-0-
1616 Concierge Office Building, Daytona Beach, FL	-0-	293,872	2,861,221	-0-	-0-
Agricultural Lands & Subsurface Interests	-0-	4,203,083	-0-	9,369,218	387,718

	-0-	69,793,782	54,081,928	9,496,682	387,718

SCHEDULE III (Continued)

	GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
	LAND AND IMPROVEMENTS	BUILDINGS	TOTAL	ACCUMULATED DEPRECIATION	COMPLETION of CONSTRUCTION	DATE ACQUIRED	LIFE
	$	$	$	$
Income Properties:
CVS, Tallahassee, FL	590,800	1,595,000	2,185,800	362,198	N/A	12/13/00	40 Yrs
CVS, Sanford, FL	1,565,176	1,890,671	3,455,847	386,012	N/A	11/15/01	40 Yrs
Barnes & Noble, Daytona Beach, FL	1,798,600	3,803,000	5,601,600	855,675	N/A	01/11/01	40 Yrs
Barnes & Noble, Lakeland, FL	1,242,300	1,884,200	3,126,500	423,945	N/A	01/11/01	40 Yrs
CVS, Clermont, FL	1,493,985	1,452,823	2,946,808	160,800	N/A	11/22/02	40 Yrs
CVS, Sebring, FL	1,312,472	1,722,559	3,035,031	297,859	N/A	02/04/03	40 Yrs
CVS, Melbourne, FL	1,567,788	919,186	2,486,974	157,028	N/A	03/05/03	40 Yrs
CVS, Sanford, FL	2,345,694	1,275,625	3,621,319	193,247	N/A	09/17/03	40 Yrs
CVS, Sebastian, FL	2,205,708	1,288,995	3,494,703	183,077	N/A	04/23/04	40 Yrs
Walgreens, Palm Bay, FL	1,102,640	3,157,360	4,260,000	677,517	N/A	06/12/04	40 Yrs
Walgreens, Kissimmee, FL	1,327,847	1,770,986	3,098,833	306,233	N/A	02/12/03	40 Yrs
Walgreens, Orlando, FL	2,280,841	1,148,507	3,429,348	198,596	N/A	02/13/03	40 Yrs
Walgreens, Clermont, FL	3,021,665	1,269,449	4,291,114	177,194	N/A	05/27/04	40 Yrs
Walgreens, Apopka, FL	2,390,532	1,354,080	3,744,612	194,649	N/A	03/29/04	40 Yrs
Walgreens, Powder Springs, GA	2,668,255	1,406,160	4,074,415	202,135	N/A	03/31/04	40 Yrs
Walgreens, Alpharetta, GA	3,265,623	1,406,160	4,671,783	202,135	N/A	03/31/04	40 Yrs
Lowe’s, Lexington, NC	5,048,640	4,548,880	9,597,520	559,133	N/A	01/20/05	40 Yrs
RBC, Centura Bank, Alpharetta, GA	3,402,926	426,100	3,829,026	48,824	N/A	05/25/05	40 Yrs
Northern Tool & Equipment, Asheville, NC	2,535,926	1,345,200	3,881,126	154,138	N/A	05/25/05	40 Yrs
RBC Centura Bank, Altamonte Springs, FL	3,435,502	410,961	3,846,463	47,945	N/A	05/12/05	40 Yrs
CVS, Vero Beach, FL	3,113,661	1,312,235	4,425,896	150,360	N/A	06/02/05	40 Yrs
RBC Centura Bank, Orlando, FL	2,875,052	418,992	3,294,044	46,264	N/A	08/15/05	40 Yrs
CVS, Clermont, FL	2,414,044	1,575,184	3,989,228	259,017	N/A	12/15/05	40 Yrs
Best Buy, McDonough, GA	2,622,682	3,150,000	5,772,682	282,188	N/A	06/15/06	41 Yrs
Dick’s Sporting Goods, McDonough, GA	3,934,022	4,725,000	8,659,022	423,281	N/A	06/15/06	42 Yrs
Harris Teeter Supermarket, Charlotte NC	5,601,837	3,409,339	9,011,176	149,160	N/A	04/17/08	40 Yrs
Gateway Flex Center, Daytona Beach, FL	132,609	2,681,519	2,814,128	114,789	09/01/08	N/A	40 Yrs
1616 concierge Office Building, Daytona	293,872	2,861,221	3,155,093	52,905	07/01/09	N/A	40 Yrs
Agricultural Lands & Subsurface Int.	13,960,019	-0-	13,960,019	442,519	Various	N/A

	79,550,718	54,209,392	133,760,110	7,708,823

SCHEDULE III (Continued)

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2009

	2009	2008	2007
Cost:
Balance at Beginning of Year	$129,160,925	$112,613,289	$107,832,318
Additions and Improvements	4,599,185	16,549,249	4,978,448
Cost of Real Estate Sold	0	(1,613)	(197,477)

Balance at End of Year (1)	$133,760,110	$129,160,925	$112,613,289

Accumulated Depreciation:
Balance at Beginning of Year	$6,353,151	$5,129,217	$3,997,265
Depreciation and Amortization	1,355,672	1,223,934	1,131,952
Depreciation on Real Estate Sold	0	0	0

Balance at End of Year	$7,708,823	$6,353,151	$5,129,217

(1) Reconciliation to Consolidated Balance Sheet at December 31, 2009

Land, Timber, and Subsurface Interests			$13,960,019
Income Properties: Land, Buildings, and Improvements			119,800,091

			$133,760,110