Form 10-Q
period 2010-05-04
CONSOLIDATED TOMOKA LAND CO
filed 2010-05-10
CIK 23795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Class of Common Stock Outstanding
May 01, 2010
$1.00 par value 5,723,587

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements
Consolidated Condensed Balance Sheets -
March 31, 2010 (Unaudited) and December 31, 2009	3

Consolidated Condensed Statements of Income -
Three Months ended March 31, 2010 and 2009
(Unaudited)	4

Consolidated Condensed Statement of Shareholders’ Equity and Comprehensive Income
Three Months Ended March 31, 2010
(Unaudited)	5

Consolidated Condensed Statements of Cash Flows -
Three Months Ended March 31, 2010 and 2009
(Unaudited)	6

Notes to Consolidated Condensed Financial Statements	7-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6. Exhibits	20
Exhibit 3.1 Exhibit 3.2 Exhibit 10.1 Exhibit 31.1 Exhibit 31.2 Exhibit 32.1 Exhibit 32.2
SIGNATURES	21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED TOMOKA LAND CO.
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS
Cash	$213,535	$266,669
Investment Securities	5,030,873	4,966,864
Land and Development Costs	25,781,836	26,700,494
Intangible Assets	4,483,357	4,588,649
Other Assets	6,999,158	6,067,023
	$42,508,759	$42,589,699

Property, Plant and Equipment:
Land, Timber and Subsurface Interests	$14,269,924	$13,960,019
Golf Buildings, Improvements & Equipment	11,817,597	11,798,679
Income Properties Land, Buildings and Improvements	119,802,871	119,800,091
Other Building, Equipment and Land Improvements	3,262,345	3,262,345
Total Property, Plant and Equipment	149,152,737	148,821,134
Less, Accumulated Depreciation and Amortization	(15,423,312)	(14,835,701)
Net - Property, Plant and Equipment	133,729,425	133,985,433

TOTAL ASSETS	$176,238,184	$176,575,132

LIABILITIES
Accounts Payable	$525,992	$864,186
Accrued Liabilities	7,267,711	7,385,250
Accrued Stock Based Compensation	1,110,088	1,428,641
Pension Liability	1,512,719	1,377,719
Deferred Income Taxes	34,274,190	34,275,368
Notes Payable	13,474,016	13,210,389

TOTAL LIABILITIES	58,164,716	58,541,553

SHAREHOLDERS' EQUITY
Common Stock	5,723,587	5,723,268
Additional Paid in Capital	5,142,251	5,131,246
Retained Earnings	108,659,813	108,639,227
Accumulated Other Comprehensive Loss	(1,452,183)	(1,460,162)

TOTAL SHAREHOLDERS' EQUITY	118,073,468	118,033,579

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$176,238,184	$176,575,132
See Accompanying Notes to Consolidated Condensed Financial Statements

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	(Unaudited) Three Months Ended
	March 31, 2010	March 31, 2009
Income
Real Estate Operations:
Real Estate Sales
Sales and Other Income	$53,554	$6,093
Costs and Other Expenses	(244,992)	(244,128)
	(191,438)	(238,035)
Income Properties
Leasing Revenues and Other Income	2,416,380	2,338,970
Costs and Other Expenses	(602,715)	(492,296)
	1,813,665	1,846,674
Golf Operations
Sales and Other Income	1,168,881	1,422,767
Costs and Other Expenses	(1,530,420)	(1,567,194)
	(361,539)	(144,427)

Total Real Estate Operations	1,260,688	1,464,212

Profit on Sales of Other
Real Estate Interests	12,825	11,550

Interest and Other Income	54,239	66,547

Operating Income	1,327,752	1,542,309

General and Administrative Expenses	(1,205,947)	(1,025,417)

Income before Income Taxes	121,805	516,892
Income Taxes	(43,986)	(194,686)
Net Income	$77,819	$322,206

Per Share Information:
Basic and Diluted Income Per Share	$0.01	$0.06
Dividends	$0.01	$0.10

See Accompanying Notes to Consolidated Condensed Financial Statements.

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
		(Unaudited)

				Accumulated
	Common	Additional Paid- In	Retained	Other Comprehensive	Total Shareholders'	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Equity	Income

Balance December 31, 2009	$5,723,268	$5,131,246	$108,639,227	$(1,460,162)	$118,033,579

Net Income	--	--	77,819	--	77,819	$77,819

Other Comprehensive Income: Cash Flow
Hedging Derivative, Net of Tax	--	--	--	7,979	7,979	7,979

Comprehensive Income	--	--	--	--	--	$85,798

Stock Options	319	11,005	--	--	11,324

Cash Dividends ($.01 per share)	--	--	(57,233)	--	(57,233)

Balance March 31, 2010	$5,723,587	$5,142,251	$108,659,813	$(1,452,183)	$118,073,468

See Accompanying Notes to Consolidated Condensed Financial Statements

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
	(Unaudited) Three Months Ended
	March 31,	March 31,
	2010	2009
Cash Flow from Operating Activities
Net Income	$77,819	$322,206

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	692,903	682,887
Deferred Income Taxes	(1,178)	(146,768)
Non Cash Compensation	(309,336)	(357,633)

(Increase) Decrease in Assets:
Land and Development Costs	(140,802)	(962,004)
Other Assets	127,325	107,767

(Decrease) Increase in Liabilities:
Accounts Payable	(338,194)	(181,760)
Accrued Liabilities and Accrued Stock Based Compensation	25,442	68,753
Income Taxes Payable	--	(666,456)
Net Cash Provided by (Used in) Operating Activities	133,979	(1,133,008)

Cash Flow From Investing Activities:
Acquisition of Property, Plant, and Equipment	(331,603)	(1,147,351)
Decrease (Increase) in Restricted Cash for Acquisitions
Through the Like-Kind Exchange Process	--	462,765
Proceeds from Calls or Maturities of Investment Securities	1,083,276	768,799
Acquisition of Investment Securities	(1,147,285)	(695,955)
Net Cash Used In Investing Activities	(395,612)	(611,742)

Cash Flow from Financing Activities:
Proceeds from Notes Payable	2,277,000	4,910,000
Payments on Notes Payable	(2,013,373)	(2,614,858)
Cash Proceeds from Exercise of Stock Options	5,147	2,059
Cash Used to Settle Stock Appreciation Rights	(3,042)	--
Cash Used for Repurchase of Common Stock	--	(104,647)
Dividends Paid	(57,233)	(572,793)
Net Cash Provided by Financing Activities	208,499	1,619,761

Net Decrease in Cash	(53,134)	(124,989)
Cash, Beginning of Year	266,669	388,787
Cash, End of Period	$213,535	$263,798

The Company paid no income taxes in the first quarter of 2010 and income taxes totaling $1,020,462 in the first quarter of 2009.

See Accompanying Notes to Consolidated Condensed Financial Statements

Back to Index

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. PRINCIPLES OF INTERIM STATEMENTS
The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures, which are normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, have been omitted pursuant to those rules and regulations. The consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position and the results of operations for the interim periods. The consolidated condensed format is designed to be read in conjunction with the last annual report. For further information, refer to the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

NOTE 2. COMMON STOCK AND EARNINGS PER SHARE
Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per common share are based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

	Three Months Ended
	MARCH 31,	MARCH 31,
	2010	2009
Income Available to Common Shareholders:

Net Income	$77,819	$322,206

Weighted Average Shares Outstanding	5,723,339	5,726,509
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	--	--
Total Shares Applicable to Diluted Earnings Per Share	5,723,339	5,726,509

Per Share Information:
Basic and Diluted Income Per Share	$0.01	$0.06

No impact was considered on the conversion of stock options during the 2010 and 2009 periods as the effect would be antidilutive.  The number of anti-dilutive shares for the three months ended March 31, 2010 was 158,104.

Back to Index

NOTE 3. NOTES PAYABLE

On March 29, 2010, the Company entered into an amendment to its line of credit in order to:
•	Decrease the maximum loan amount to $15,000,000 from $20,000,000
•	Change the maturity date of the loan to March 29, 2012
•
Change the interest rate from a floating rate of one hundred forty (140) basis points over the one-month London Interbank Offer Rate (“LIBOR Rate”) to three hundred ten (310) basis points over the LIBOR Rate

•
Establish an annual commitment fee of twenty-five (25) basis points on the revolving loan amount of $15,000,000 and an unused capacity fee of fifty (50) basis points annually on the average unused loan facility calculated and charged on a quarterly basis

•
Amend the negative covenant in regards to annual new indebtedness to provide that the Company will not, in any single fiscal year, incur, create, assume or add any additional indebtedness or liability in an amount which exceeds $1,000,000 without the bank's prior approval

Notes payable consist of the following:
	March 31, 2010
		Due Within
	Total	One Year

$15,000,000 Line of Credit	$7,311,003	$--

Note Payable	6,163,013	294,540

	$13,474,016	$294,540

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending March 31,

2011	$294,540
2012	7,655,706
2013	5,523,770
2014	--
2015 & Thereafter	--

$13,474,016

For the first three months of 2010, interest expensed and paid was $142,953, with no interest capitalized during the period.

For the first three months of 2009, interest expense was $58,498, net of $71,347 interest capitalized to land and development costs and construction in process with interest of $129,845 paid during the period.

Back to Index

NOTE 4. STOCK OPTION PLAN
The Company has maintaintained a stock option plan ("the 2001 Plan") pursuant to which 500,000 shares of the Company's common stock may be issued. A summary of share option activity under the 2001 Plan as of March 31, 2010 and changes during the three months ended is presented below:

			Wtd Avg
STOCK OPTIONS FOR THE THREE MONTHS			Remaining
ENDED MARCH 31, 2010			Contractual	Aggregate
		Wtd Avg	Term	Intrinsic
	Shares	Ex Price	(Years)	Value
Outstanding at December 31, 2009	256,400	$52.67
Granted	--	$--
Exercised	(1,600)	$31.64
Expired	--	$--
Outstanding at March 31, 2010	254,800	$52.81	6.73	$95,676
Exercisable at March 31, 2010	142,520	$53.76	5.84	$95,676

			Wtd Avg
STOCK APPRECIATION RIGHTS FOR THE THREE MONTHS			Remaining
ENDED MARCH 31, 2010			Contractual	Aggregate
		Wtd Avg	Term	Intrinsic
	Shares	Fair Value	(Years)	Value
Outstanding at December 31, 2009	256,400	$3.69
Granted	--	$--
Exercised	(1,600)	$1.90
Expired	--	--
Outstanding at March 31, 2010	254,800	$2.55	6.73	$51,518
Exercisable at March 31, 2010	142,520	$1.77	5.84	$51,518

In connection with the exercise of 1,600 option shares, 319 shares of stock were issued and
1,281 shares of stock were surrendered to relieve the stock option liability by $6,176. Cash proceeds of $5,147 were received on the exercise of the stock options.

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

Following are the components of the Net Period Benefit Cost:
	Three Months Ended
	March 31,	March 31,
	2010	2009
Service Cost	$66,374	$88,803
Interest Cost	115,734	112,753
Expected Return on Plan Assets	(136,610)	(116,096)
Net Amortization	16,831	47,335
Net Periodic Benefit Cost	$62,329	$132,795
The Company expects to make contributions approximating $380,000 in 2010.

NOTE 6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company accounts for financial instruments as required by the Fair Value Measurements and Disclosure Topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). The largest carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, and accounts payable at March 31, 2010 and December 31, 2009, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s notes receivable and notes payable is not materially different from market value due to the short maturities on the notes.  The interest rate swap derivative is carried at its fair value at March 31, 2010 and December 31, 2009.

At the time the Company’s note payable was refinanced in 2002, the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that we can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under the Derivative Instruments and Hedging Activities Topic of FASB ASC which requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss.  The fair market value of the interest rate swap agreement was determined using Significant Other Observable Inputs (Level 2).  A financial model is used to determine the fair market value of the interest rate swap. The model estimates the expected cash flows discounted at the risk-free rate, using the treasury yield curve, plus the current market observable LIBOR interest rate spread to treasuries, adjusted for the credit risk of the Company. The Fair Market Value recorded on the Balance Sheet at March 31, 2010 was a liability of $672,523.  The change in fair value, net of applicable taxes, in the cumulative amount of $413,097 at March 31, 2010, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of held-to-maturity investment securities by major security type and class of security at March 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
At March 31, 2010
Debt Securities Issued by States
and Political Subdivisions of States	$4,901,629	$3,622	(92,455)	$ 4,812,796
Preferred Stocks	129,244	--	(38,658)	90,586
	$5,030,873	$3,622	(131,113)	$4,903,382
The fair value of all investment securities were measured using quoted prices in active markets, Level 1 inputs.

Back to Index

NOTE 7.  COMMITMENTS AND CONTINGENCIES
At the end of 2008, the Company focused its efforts on obtaining federal stimulus dollars to extend Dunn Avenue, a major east/west thoroughfare bridging Interstate 95, to provide improved access to Company lands. In June 2009 the Company entered into a cost sharing agreement with the City of Daytona Beach and the County of Volusia that will allow the use of federal funds to build this road project.  The Company's cost participation, not to exceed $1,125,000, is payable in 2010.  Due to lower construction costs, the expenditure is now estimated at $880,000.

In December 2008, Wintergreen Advisers, LLC (“Wintergreen”), a Delaware limited liability company and the largest shareholder of the Company, filed a Verified Application for Court Ordered Inspection of the Company’s business records in the Circuit Court of the Seventh Judicial Circuit in and for Volusia County, Florida.  The complaint alleges that the Company has not fully satisfied Wintergreen’s second demand to inspect certain corporate records, and Wintergreen is seeking an order requiring the Company to make additional records available for inspection and also requiring the Company to pay Wintergreen’s costs, including reasonable attorneys’ fees, incurred to obtain the order.  The Company believes that Wintergreen’s second demand does not meet Florida’s statutory requirements for production of records, believes that it has fulfilled all of its statutory obligations to Wintergreen and has vigorously defended this action.  The hearing in this matter was completed on March 12, 2010, followed by supplemental filings by both parties, the last of which was made on April 8, 2010.  No order has been entered as of the date of filing this Form 10-Q.

From time to time, we may be a party to certain legal proeedings, incidental to normal course of our business.  While the outcome of the legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

Information about the Company’s operations in different segments is as follows (amount in thousands):

	Three Months Ended
	March 31,	March 31,
	2010	2009
Revenues:
Real Estate	$54	$6
Income Properties	2,416	2,339
Golf	1,169	1,423
General, Corporate, and Other	67	78
	$3,706	$3,846
Income (Loss):
Real Estate	$(191)	$(238)
Income Properties	1,814	1,847
Golf	(362)	(145)
General, Corporate, and Other	(1,139)	(947)
	$122	$517
Identifiable Assets:
Real Estate	$41,522
Income Properties	117,118
Golf	7,273
General, Corporate, and Other	10,325
	$176,238
Depreciation and Amortization:
Real Estate	$90
Income Properties	461
Golf	122
General, Corporate, and Other	20
	$693
Capital Expenditures:
Real Estate	$310
Income Properties	3
Golf	19
General, Corporate, and Other	--
	$332

Income represents income (loss) from continuing operations before income taxes. Identifiable assets by industry are those assets that are used in the Company’s operations in each industry. General corporate assets and assets used in the Company’s other operations consist primarily of cash, investment securities, and property, plant, and equipment.

NOTE 9. CONCENTRATION OF RISKS AND UNCERTAINTIES
The Company’s real estate investments are concentrated in the State of Florida.  Uncertainty of the duration of the prolonged real estate and economic slump could have an adverse impact on the Company’s real estate values.

Back to Index

NOTE 10.  SUBSEQUENT EVENTS

    At the Annual Meeting of Shareholders of  the Company, held on April 28, 2010, the Company’s shareholders approved the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan (the “2010 Plan”).   The 2010 Plan is intended to replace the Company’s 2001 Stock Option Plan.  Awards under the 2010 Plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and performance units. Employees of the Company and its subsidiaries and nonemployee directors may be selected by the Compensation Committee to receive awards under the 2010 Plan.  The maximum number of shares as to which stock awards may be granted under the 2010 Plan is 210,000 shares.  No participant may receive awards during any one calendar year representing more than 50,000 shares of common stock. In no event will the number of shares of common stock issued under the plan upon the exercise of incentive stock options exceed 210,000 shares. These limits are subject to adjustments by the Committee as provided in the 2010 Plan for stock splits, stock dividends, recapitalizations and other similar transactions or events. The 2010 Plan will terminate on the tenth anniversary of the date it was adopted by the Board, and no award will be granted under the plan after that date.  No options have been granted under the 2010 plan.

NOTE 11.  ACCOUNTING PRONOUNCEMENTS

    In June 2009, the FASB issued SFAS No. 167 Amendments to FASB Interpretation No. 46(R). This statement amends FASB 46(R) to require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after.  The adoption of this statement in the first quarter of 2010 did not have any impact on the Company’s consolidated financial statements as the Company has no interests in any variable interest entities.

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

Until the dramatic downturn in the national and local economies in 2008, sales activity on Company owned lands had been strong over several years.  Development activities on and around Company owned lands continued relatively strong throughout 2008 and into 2009 with the commencement and completion of projects planned or in process before the downturn. Sales and development activities over the last several years included projects for:  a hospital, private and public schools, police headquarters, a fire station, an apartment complex, a residential townhome community, a hotel, a restaurant, office buildings, industrial buildings, a retail furniture store, and expansion of the Daytona Beach Auto Mall.

Historical sales and profits are not indicative of future results because of the discrete nature of land sales and variations in the cost basis of owned land. A significant portion of the Company’s profits, in any given year, are generated through relatively large discreet commercial land sales transactions. The process for these land sales transactions, from the time of preliminary discussions through contract negotiations, due diligence periods, and the closing, can last from several months to several years. The trend in Company profits in 2005 through 2009, in particular profits from real estate sales during that period, followed the overall general trend of the national and local economies and the real estate markets. The residential real estate market reached its peak in late 2005 and early 2006 with the market, hampered by the overall economy and credit crisis, reaching its low point in 2008 and 2009. The local commercial real estate market lagged the residential market downturn by approximately two years. The Company was able to close sales contracts during 2007, which were generated during the years of the strong real estate market. We entered 2008 with a relatively strong contract backlog of real estate contracts. As the economy, real estate markets, and credit markets continued to slow, several of the contracts in place did not result in closings as buyers took a more conservative approach. We do not expect a significant improvement in economic conditions, in particular the real estate market, throughout 2010.

In 2000, we initiated a strategy of investing in income properties utilizing the proceeds of agricultural land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes. Through the end of the first quarter of 2010, we had invested approximately $120 million in twenty-six income properties through this process.

With this investment base in income properties, lease revenue in excess of $9.0 million is projected to be generated annually. This income, along with income from additional net-lease income property investments, decreases earnings volatility and adds to overall financial performance. This has enabled us to enter into the business of building, leasing, and holding in our portfolio select income properties that are strategically located on our lands.

Among our income properties, Barnes & Noble vacated its store in Lakeland, Florida, upon the expiration of the original lease term at the end of January 2010.  The Company is exploring all strategic alternatives on this 18,150 square-foot property. All other properties remain leased with the average remaining lease term in excess of 11 years, excluding additional option years. The Barnes & Noble store in Daytona Beach, Florida, which has a lease termination date at the end of January 2011, excluding option years, is the next lease up for renewal. No other leases have less than six years remaining on the initial lease term.  During the fourth quarter of 2009, RBC Centura Bank closed its branch leased from us in Altamonte Springs, Florida. The tenant is obligated on the lease and continues to make lease payments.

We currently have two self-developed projects in the lease up stage. The first project is a two-building 31,000 square-foot flex office space complex located within Gateway Commerce Park. Construction of these buildings was completed in 2008. As of March 31, 2010, there was one tenant under lease for approximately 3,840 square feet. We are currently negotiating leases for approximately 21,000 square feet. The addition of these new leases would bring occupancy of the complex to 81%.  The second property is the first phase of a 12-acre, 4-lot commercial complex located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida. The parcel includes a 22,000 square-foot “Class A” office building. With the exception of additional tenant improvements, which are to be made as vacant space is leased, construction of the building has been completed. Approximately 75% of the building is under lease to two tenants, each with ten-year initial lease terms.  Both tenants began occupancy in the third quarter of 2009.

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

Back to Index

SUMMARY OF 2010 OPERATING RESULTS

Net income for the quarter ended March 31, 2010 totaled $77,819, equivalent to $0.01 per share.  This net income represented a downturn from net income of $322,206, equivalent to $0.06 per share, recorded during the first quarter of 2009.  The unfavorable earnings when compared to the prior year’s same period were primarily attributable to adverse results from golf operations due to extreme weather conditions experienced during the period, combined with higher general and administrative costs.  No land sales transactions were closed in either of the periods.

We also use Earnings before Depreciation, Amortization, and Deferred Taxes (EBDDT) as a performance measure. Our strategy of investing in income properties through the deferred-tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

    The following is the calculation of EBDDT:

	Three Months Ended
	March 31, 2010	March 31, 2009
Net Income	$77,819	$322,206
Add Back:
Depreciation and Amortization	692,903	682,887
Deferred Taxes	(1,178)	(146,768)
E Earnings before Depreciation, Amortization, and Deferred Taxes	$769,544	$858,325

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

EBDDT totaled $769,544 for the first three months of 2010, a decrease from $858,325 posted in 2009’s same period, with the lower results substantially due to the same matters impacting net income during the period. The add-back for deferred taxes was negative $146,768 for 2009’s first quarter as income taxes previously deferred on gains from real estate transactions became currently due when the Company received funds held by the intermediary.  The like-kind exchange process utilizing these funds was not completed, as reinvestment property which met the Company’s criteria could not be identified.

Back to Index

REAL ESTATE OPERATIONS

REAL ESTATE SALES

Real estate operations reported a loss of $191,438 during the first quarter of 2010.  This loss represented a 20% improvement over the loss of $238,035 in 2009’s same period.  The losses during both periods came as the result of no real estate closings during the periods.  Revenues of $53,554 and $6,093 were realized in the first quarter of 2010 and 2009, respectively, and were primarily associated with oil royalties received.

INCOME PROPERTIES

Revenues from income properties totaled $2,416,380 during the first quarter of 2010 and represented a 3% increase over revenues totaling $2,338,970 realized during 2009’s same period.  The rise in revenues resulted from additional rents received on the Company’s two self-developed properties in Daytona Beach, offset by the loss of rents from the Lakeland, Florida, Barnes & Noble property upon the expiration of the lease at the end of January 2010.  Income properties costs and expenses rose 22% during the period on costs, including depreciation, from the Company’s two self-developed properties.  Income properties costs and expenses totaled $602,715 and $492,296 for the first quarters of 2010 and 2009, respectively.  The increases in both revenues and costs and expenses resulted in a 2% decline in income to $1,813,665.  Income the same period of 2009 totaled $1,846,674.

GOLF OPERATIONS
            Harsh weather conditions, including record cold and rain, experienced during the first quarter of 2010 resulted in significantly increased losses from golf operations when compared to the prior year.  Losses from golf operations amounting to $361,539 and $144,427 were posted in the first quarters of 2010 and 2009, respectively.  Revenues decreased 18% to $1,168,881 in 2010 on a 17% decline in the number of rounds played during the period, coupled with a 6% fall in the average rate paid per round played.  Revenues totaling $1,422,767 were realized in the first quarter of 2009.  Golf operations costs and expenses totaled $1,530,420 and represented a 2% decrease from the prior year’s same period costs and expenses totaling $1,567,194.  The reduction of costs and expenses was achieved due to the reduced activity during the period.

GENERAL, CORPORATE, AND OTHER

            During the first thee months of 2010, profits on the release of subsurface interests of 10 acres totaled $12,825.   Profits on the sale of other real estate interests totaled $11,550 for the first quarter of 2009 on the release of 11 acres of subsurface interests.

Interest and other income totaled $54,239 and $66,547 for the first three months of 2010 and 2009, respectively.  The small decrease was primarily due to reduced earnings on investment securities on lower invested funds.

            General and administrative expenses totaled $1,205,947 in 2010’s first quarter, with 2009’s first quarter general and administrative expenses amounting to $1,025,417.  This 18% increase was principally the result of higher professional and consulting fees, legal expenses, directors’ expenses and increased stock option accruals.  These higher costs were partially offset by lower payroll costs during the period.

LIQUIDITY AND CAPITAL RESOURCES

Cash, restricted cash and investment securities totaled $5,244,408 at March 31, 2010.  This balance was in line with the $5,233,533 on the balance sheet at December 31, 2009, while notes payable increased $263,627 during the three-month period to $13,474,016.  The use of these funds was primarily centered on the continuation of our hay conversion program, with approximately $310,000 spent on this process during the first quarter.  Additionally, funds totaling $141,000 were expended on strategic land planning and obtaining land entitlements.  A quarterly dividend of $57,233, equivalent to $0.01 per share, was paid during the period.

Capital expenditures planned for the remainder of 2010 are projected to approximate $5,800,000. These expenditures include $2,700,000 for the acquisition of approximately 10 acres of land through the Internal Revenue Code Section 1033 involuntary conversion under threat of condemnation tax deferral provisions, $1,900,000 for the continuation of our hay conversion program and $880,000 for funding of road construction.  Additional funds will be expended on tenant improvements on our self-developed income properties and the recently vacated property in Lakeland, Florida, as leases are secured.  Other than the estimated $880,000 commitment to road construction, capital expenditures can be reduced at our discretion based on operating cash needs.  As additional funds become available through qualified sales, we expect to reinvest in additional real estate opportunities.

The funds for road construction came as the results of efforts at the end of 2008 to obtain federal stimulus dollars to extend Dunn Avenue, a major east/west thoroughfare bridging Interstate 95, to provide improved access to Company lands. In June 2009, the Company entered into a cost sharing agreement with the City of Daytona Beach and the County of Volusia that will allow the use of federal funds to build this road project. The Company’s cost participation, originally projected to be $1,125,000, is now estimated at approximately $880,000.

Capital to fund the planned expenditures in 2010 is expected to be provided from cash and investment securities (as they mature), operating activities, and financing sources that are currently in place, including the revolving line of credit.

On March 29, 2010, we entered into an amendment to our line of credit, for the requested amount of $15 million. The term of the amended line of credit, which is unsecured, is for a two-year period expiring in March 2012. The interest rate will be at the one-month LIBOR plus a spread of 310 basis points, with an annual commitment fee equal to twenty-five (25) basis points on the revolving loan amount and an unused capacity fee of fifty (50) basis points annually on the average unused loan facility, calculated and charged quarterly.  Additionally, there is a negative covenant in regards to annual new indebtedness to provide that the Company will not, in any single fiscal year, incur, create, assume or add any additional indebetedness in an amount which exceeds $1 million, without the bank's approval.

We also believe that we have the ability, if needed, to borrow on a non-recourse basis against our existing income properties, which are all free of debt as of the date of this filing.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect the repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. The repurchase plan is intended to be funded through reduced dividend payments in the future. We have no plans to increase debt to fund the repurchase plan. Through May 1, 2010, 4,660 shares had been repurchased at a total cost of $104,648, with no repurchases occurring during 2010.

Our Board of Directors and management continually review the allocation of any excess capital with the goal of providing the highest long-term return for all shareholders. The reviews consider various alternatives, including increasing or decreasing regular dividends, declaring special dividends, repurchasing stock, and retaining funds for reinvestment, including road development and hay conversion of timber lands. Annually, the Board reviews the business plan and corporate strategies, and makes adjustments as circumstances warrant.  The Board of Directors to date has reaffirmed its support for the stated business plan of reinvesting agricultural land sales proceeds into 1031 tax-deferred income-producing properties, self-development of income properties, and the creation of infrastructure and entitlements on Company lands to increase long-term shareholder value.  After the 2010 annual meeting of shareholders, a special Board workshop was held to review the results of implementing our business plan over the last 10 years and to focus on changes that may be necessary as we face the challenges of the next decade.

At its regular Board of Directors' meeting on April 28, 2010, the Company declared a dividend of $0.01 per share.    The Company believes that while it is important to provide a quarterly dividend to its shareholders, at this time the Company can better allocate a portion of the funds used to pay the dividends for capital investments that will deliver greater long-term shareholder value.

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

We acquire income properties with long-term leases in place. Upon acquisition, the portion of the purchase price, which represents the market value associated with the lease, is allocated to an intangible asset. The amount of the intangible asset represents the cost of replacing the tenant should the lease be discontinued. Factors such as vacancy period, tenant improvements, and lease commissions, among others, are considered in calculating the intangible asset. The intangible asset is amortized over the remaining life of the lease at the time of acquisition. At March 31, 2010, the intangible asset associated with the income properties totaled $4,483,357 net of amortization of $2,113,184.

In accordance with the Accounting for the Impairment or Disposal of Long-Lived Assets Topic of FASB ASC, we have reviewed the recoverability of long-lived assets, including real estate development, income properties, and other property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may or may not be recoverable. Long-lived assets are evaluated for impairment by using an undiscounted cash flow approach which considers future estimated capital expenditures. Impairment on long-lived assets is measured at fair value by estimating discounted future operating cash flow and sales price, less cost to sell. There has been no impairment of long-lived assets reflected in the consolidated financial statements.

At the time our long-term debt was refinanced in 2002, we entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that we can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under the Accounting for Derivative Instruments and Certain Hedging Activities Topic of FASB ASC. The accounting requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss.

We measure the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability. This measure resulted in no ineffectiveness for the periods ended March 31, 2010 and March 31, 2009. A liability in the amount of $672,523 has been established on our balance sheet. The change in fair value, net of applicable taxes, in the cumulative amount of $413,097 at March 31, 2010, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

We maintain a stock option plan pursuant to which 500,000 shares of our common stock may be issued. The 2001 Plan was approved at the April 25, 2001 shareholders’ meeting. Under the 2001 Plan, the option exercise price equals the stock market price on the date of grant. The options generally vest over five years and all expire after ten years. The 2001 Plan provides for the grant of (1) incentive stock options, which satisfy the requirements of Internal Revenue Code (IRC) Section 422, and (2) non-qualified options, which are not entitled to favorable tax treatment under IRC Section 422. No optionee may exercise incentive stock options in any calendar year for shares of common stock having a total market value of more than $100,000 on the date of grant (subject to certain carryover provisions).

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

On April 28, 2010 our shareholders approved the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan; this new plan will replace the 2001 Plan, and no new grants will be made under the 2001 Plan.  Awards under the 2010 Plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and performance units. Employees of the Company and its subsidiaries and nonemployee directors may be selected by the Compensation Committee to receive awards under the 2010 Plan.  The maximum number of shares as to which stock awards may be granted under the 2010 Plan is 210,000 shares.  No participant may receive awards during any one calendar year representing more than 50,000 shares of common stock. In no event will the number of shares of common stock issued under the plan upon the exercise of incentive stock options exceed 210,000 shares. These limits are subject to adjustments by the Committee as provided in the 2010 Plan for stock splits, stock dividends, recapitalizations and other similar transactions or events.  The 2010 Plan will terminate on the tenth anniversary of the date it was adopted by the Board, and no award will be granted under the plan after that date.  No options have been granted under the 2010 plan.

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

We manage our debt considering investment opportunities and risk, tax consequences, and overall financial strategies. We are primarily exposed to interest rate risk on our $8,000,000 ($6,163,013 outstanding at March 31, 2010) long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, we entered into an interest rate swap agreement during the second quarter of 2002. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would not materially affect our financial position, results of operations, or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

    As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).  Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Back to Index

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In December 2008, Wintergreen Advisers, LLC (“Wintergreen”), a Delaware limited liability company and the largest shareholder of the Company, filed a Verified Application for Court Ordered Inspection of the Company’s business records in the Circuit Court of the Seventh Judicial Circuit in and for Volusia County, Florida.  The complaint alleges that the Company has not fully satisfied Wintergreen’s second demand to inspect certain corporate records, and Wintergreen is seeking an order requiring the Company to make additional records available for inspection and also requiring the Company to pay Wintergreen’s costs, including reasonable attorneys’ fees, incurred to obtain the order.  The Company believes that Wintergreen’s second demand does not meet Florida’s statutory requirements for production of records, believes that it has fulfilled all of its statutory obligations to Wintergreen and has vigorously defended this action.  The hearing in this matter was completed on March 12, 2010, followed by supplemental filings by both parties, the last of which was made on April 8, 2010.  No order has been entered as of the date of filing this Form 10-Q.

    From time to time, we may be a party to certain legal proceedings, incidental to normal course of our business.  While the outcome of the legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

        We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2010, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market in the City of Daytona Beach and Volusia County, Florida; the impact of a prolonged recession or further downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties;  the impact of environmental and land use regulations; weather; the impact of competitive real estate activity; variability in quarterly results due to the unpredictable timing of land sales; the loss of any major income property tenants; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to those risk factors. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

        While we periodically reassesses material trends and uncertainties affecting our results of operations and financial condition, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER REPURCHASES OF EQUITY SECURITIES

 In November 2008, the Company’s Board of Directors authorized the repurchase by the Company from time to time of up to $8 million of its common stock.  This share repurchase program does not have a stated expiration date.  There were no repurchases made under the program during the quarter ended March 31, 2010. From inception of the program, the Company has repurchased 4,660 shares of its common stock at a total cost of $104,648.

Back to Index

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 3.1 - Amended and Restated Articles of Incorporation of Consolidated-Tomoka Land Co., dated April 30, 2010, filed as Exhibit 3.1 to the registrant's
             Current Report on Form 8-K filed May 4, 2010, and incorporated herein by reference.

Exhibit 3.2 - Amended and Restated By Laws of Consolidated-Tomoka Land Co., dated April 30, 2010, filed as Exhibit 3.2 to the registrant's Current Report on Form 8-K filed May 4, 2010, and incorporated herein by reference.

Exhibit 10.1 - Third Amendment to Master Loan and Security Agreement, dated March 29, 2010, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed as
          Exhibit 10.1 to the registrants current report on Form 8-K, and incorporated herein by reference.

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

CONSOLIDATED-TOMOKA LAND CO.
                    (Registrant)

May 10, 2010 By:	/s/William H. McMunn
William H. McMunn, President and Chief Executive Officer

May 10, 2010 By:	/s/Bruce W. Teeters
Bruce W. Teeters, Senior Vice President - Finance and Treasurer

Back to Index