Form 10-Q
period 2010-08-16
CONSOLIDATED TOMOKA LAND CO
filed 2010-08-16
CIK 23795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Class of Common Stock Outstanding
August 01, 2010
$1.00 par value 5,723,980

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements
Consolidated Condensed Balance Sheets -
June 30, 2010 (Unaudited) and December 31, 2009	3

Consolidated Condensed Statements of Income -
Three Months and Six Months Ended June 30, 2010 and 2009
(Unaudited)	4

Consolidated Condensed Statement of Shareholders’ Equity and Comprehensive Income
Six Months Ended June 30, 2010
(Unaudited)	5

Consolidated Condensed Statements of Cash Flows -
Six Months Ended June 30, 2010 and 2009
(Unaudited)	6

Notes to Consolidated Condensed Financial Statements	7-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6. Exhibits	18
Exhibit 3.1 Exhibit 3.2 Exhibit 31.1 Exhibit 31.2 Exhibit 32.1 Exhibit 32.2
SIGNATURES	19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS
Cash	$116,175	$266,669
Investment Securities	5,030,410	4,966,864
Land and Development Costs	24,182,700	26,700,494
Intangible Assets	4,378,064	4,588,649
Other Assets	8,640,057	6,067,023
	$42,347,406	$42,589,699

Property, Plant and Equipment:
Land, Timber and Subsurface Interests	$14,517,130	$13,960,019
Golf Buildings, Improvements and Equipment	11,859,667	11,798,679
Income Properties Land, Buildings and Improvements	119,844,094	119,800,091
Other Building, Equipment and Land Improvements	3,262,345	3,262,345
Total Property, Plant and Equipment	149,483,236	148,821,134
Less, Accumulated Depreciation and Amortization	(16,004,916)	(14,835,701)
Net - Property, Plant and Equipment	133,478,320	133,985,433

TOTAL ASSETS	$175,825,726	$176,575,132

LIABILITIES
Accounts Payable	$512,719	$864,186
Accrued Liabilities	8,603,871	7,385,250
Accrued Stock Based Compensation	795,850	1,428,641
Pension Liability	1,418,138	1,377,719
Deferred Income Taxes	33,953,210	34,275,368
Notes Payable	13,087,562	13,210,389

TOTAL LIABILITIES	58,371,350	58,541,553

SHAREHOLDERS' EQUITY
Common Stock	5,723,980	5,723,268
Additional Paid in Capital	5,155,438	5,131,246
Retained Earnings	108,009,402	108,639,227
Accumulated Other Comprehensive Loss	(1,434,444)	(1,460,162)

TOTAL SHAREHOLDERS' EQUITY	117,454,376	118,033,579

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$175,825,726	$176,575,132
See Accompanying Notes to Consolidated Condensed Financial Statements

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
	(Unaudited) Three Months Ended		(Unaudited) Six Months Ended
	JUNE 30, 2010	JUNE 30, 2009	JUNE 30, 2010	June 30, 2009
Income
Real Estate Operations:
Real Estate Sales
Sales and Other Income	$(1,071,704)	$1,620,800	$(1,018,150)	$1,626,893
Costs and Other Expenses	(279,184)	(312,742)	(524,176)	(556,870)
	(1,350,888)	1,308,058	(1,542,326)	1,070,023
Income Properties
Leasing Revenues and Other Income	2,401,551	2,338,079	4,817,931	4,677,049
Costs and Other Expenses	(632,854)	(513,747)	(1,235,569)	(1,006,043)
	1,768,697	1,824,332	3,582,362	3,671,006
Golf Operations
Sales and Other Income	1,295,544	1,262,204	2,464,425	2,684,971
Costs and Other Expenses	(1,690,635)	(1,739,978)	(3,221,055)	(3,307,172)
	(395,091)	(477,774)	(756,630)	(622,201)

Total Real Estate Operations	22,718	2,654,616	1,283,406	4,118,828

Profit on Sales of Other
Real Estate Interests	--	3,000	12,825	14,550

Interest and Other Income	56,670	39,447	110,909	105,994

Operating Income	79,388	2,697,063	1,407,140	4,239,372

General and Administrative Expenses	(1,006,653)	(2,386,052)	(2,212,600)	(3,411,469)

Income (Loss) Before Income Taxes	(927,265)	311,011	(805,460)	827,903
Income Taxes	334,094	(123,202)	290,108	(317,888)
Net Income (Loss)	$(593,171)	$187,809	$(515,352)	$510,015

Per Share Information:
Basic and Diluted Income (Loss) Per Share	$($0.10)	$0.03	$(0.09)	$0.09
Dividends	$0.01	$0.10	$0.02	$0.20
See Accompanying Notes to Consolidated Condensed Financial Statements.

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
		(Unaudited)

				Accumulated
	Common	Additional Paid- In	Retained	Other Comprehensive	Total Shareholders'	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Equity	Loss

Balance December 31, 2009	$5,723,268	$5,131,246	$108,639,227	$(1,460,162)	$118,033,579

Net Loss	--	--	(515,352)	--	(515,352)	$(515,352)

Other Comprehensive Income: Cash Flow
Hedging Derivative, Net of Tax	--	--	--	25,718	25,718	25,718

Comprehensive Income (Loss)	--	--	--	--	--	$(489,634)

Stock Options	712	24,192	--	--	24,904

Cash Dividends ($.02 per share)	--	--	(114,473)	--	(114,473)

Balance June 30, 2010	$5,723,980	$5,155,438	$108,009,402	$(1,434,444)	$117,454,376

See Accompanying Notes to Consolidated Condensed Financial Statements

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
	(Unaudited) Six Months Ended
	June 30,	June 30,
	2010	2009
Cash Flow from Operating Activities
Net Income (Loss)	$(515,352)	$510,015

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	1,379,800	1,368,157
Deferred Income Taxes	(322,158)	113,863
Non-Cash Compensation	(607,537)	370,772

(Increase) Decrease in Assets:
Notes Receivable	--	150,000
Land and Development Costs	(230,112)	(848,351)
Other Assets	174,872	(26,682)

(Decrease) Increase in Liabilities:
Accounts Payable	(351,467)	(572,060)
Accrued Liabilities and Accrued Stock Based Compensation	1,284,760	38,071
Income Taxes Payable	--	(1,236,206)
Net Cash Provided by (Used in) Operating Activities	812,806	(132,421)

Cash Flow From Investing Activities:
Acquisition of Property, Plant, and Equipment	(662,102)	(2,150,195)
Decrease (Increase) in Restricted Cash for Acquisitions
Through the Like-Kind Exchange Process	--	462,765
Proceeds from Calls or Maturities of Investment Securities	1,678,893	3,712,119
Acquisition of Investment Securities	(1,742,439)	(3,399,262)
Net Cash Used In Investing Activities	(725,648)	(1,374,573)

Cash Flow from Financing Activities:
Proceeds from Notes Payable	3,921,000	9,202,000
Payments on Notes Payable	(4,043,827)	(6,119,472)
Cash Proceeds from Exercise of Stock Options	7,181	2,059
Cash Used to Settle Stock Appreciation Rights	(7,533)	(3,878)
Cash Used for Repurchase of Common Stock	--	(104,647)
Dividends Paid	(114,473)	(1,145,120)
Net Cash (Used In) Provided by Financing Activities	(237,652)	1,830,942

Net Decrease in Cash	(150,494)	323,948
Cash, Beginning of Year	266,669	388,787
Cash, End of Period	$116,175	$712,735

The Company paid no income taxes in the first six months of 2010 and income taxes totaling $1,924,919 in the first six months of 2009.

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

NOTE 2. CORRECTION OF AN ACCOUNTING ERROR
During the second quarter of 2009, the Company recorded ancillary sales of two parcels of land and an easement to Volusia County for right-of-way, retention ponds and construction access for the Dunn Avenue extension road project.  During the second quarter of 2009 the Company and Volusia County executed a joint funding agreement which required the Company, Volusia County and the City of Daytona Beach to each fund $1,125,000 of the estimated $9,900,000 construction, engineering and inspection costs for the Dunn Avenue extension project.  The land sales were recorded at closing when the cash proceeds were received in full.  The commitment to fund a portion of the construction costs was initially expected to be recorded as land development cost when incurred since the Company owned the adjoining land benefitting from the expenditure. The $1,125,000 funding commitment was previously disclosed in the second quarter 2009 Form 10-Q and 2009 Form 10-K.

Subsequent to June 30, 2009 the Company determined that the original accounting for these transactions was incorrect.  The appropriate accounting would have been to record the road construction contribution, in the amount of $1,125,000 as a reduction of the land sales price during the second quarter of 2009.  After evaluating the quantitative and qualitative aspects of the misstatement,  in accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company determined the correction was not material to the quarters ended June 30, 2009 and 2010 and the year ended December 31, 2009.   As a result the accounting correction to reduce revenues and profits from real estate sales by $1,125,000, in addition to reducing income tax expense and deferred taxes by $405,000 was recorded in the second quarter of 2010.  The adjustment had the effect of decreasing net income by $720,000 during the quarter, equivalent to $.13 per share.

NOTE 3. COMMON STOCK AND EARNINGS PER SHARE
 Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Income Available to Shareholders:

Net Income (Loss)	$(593,171)	$187,809	$(515,352)	$510,015

Weighted Average Shares Outstanding	5,723,872	5,723,268	5,723,607	5,724,879
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	--	--	--	--
Total Shares Applicable to Diluted Earnings Per Share	5,723,872	5,723,268	5,723,607	5,724,879

Per Share Information:
Basic and Diluted Income Per Share
Net Income (Loss)	$(0.10)	$0.03	$(0.09)	$0.09

No impact was considered on the conversion of stock options during the 2010 and 2009 periods as the effect would be anti-dilutive.  The number of anti-dilutive shares for the three-months and six-months ended June 30, 2010 were 184,337 and 172,911, respectively.

Back to Index

NOTE 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company accounts for financial instruments as required by the Fair Value Measurements and Disclosure Topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). The largest carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, and accounts payable at June 30, 2010 and December 31, 2009, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s notes receivable and notes payable is not materially different from market value due to the short maturities on the notes.  The interest rate swap derivative is carried at its fair value at June 30, 2010 and December 31, 2009.

At the time the Company’s note payable was refinanced in 2002, the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that we can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under the Derivative Instruments and Hedging Activities Topic of FASB ASC, which requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss.  The fair market value of the interest rate swap agreement was determined using Significant Other Observable Inputs (Level 2).  A financial model is used to determine the fair market value of the interest rate swap. The model estimates the expected cash flows discounted at the risk-free rate using the treasury yield curve, plus the current market observable LIBOR interest rate spread to treasuries, adjusted for the credit risk of the Company. The Fair Market Value recorded on the Balance Sheet at June 30, 2010 was a liability of $643,644.  The change in fair value, net of applicable taxes, in the cumulative amount of $395,358 at June 30, 2010, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of held-to-maturity investment securities by major security type and class of security at June 30, 2010 were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
At June 30, 2010
Debt Securities Issued by States and Political Subdivisions of States	$4,901,166	$4,404	$(96,876)	$4,808,694
Preferred Stocks	129,244	--	(37,564)	91,680
	$5,030,410	$4,404	$(134,440)	$4,900,374
The fair value of all investment securities were measured using quoted prices in active markets, Level 1 inputs.

Back to Index

NOTE 5. STOCK OPTION PLAN
At the Annual Meeting of Shareholders of  the Company held on April 28, 2010, the Company’s shareholders approved the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan (the “2010 Plan”).   The 2010 Plan is intended to replace the Company’s 2001 Stock Option Plan.  Awards under the 2010 Plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and performance units. Employees of the Company and its subsidiaries and non-employee directors may be selected by the Compensation Committee to receive awards under the 2010 Plan.  The maximum number of shares as to which stock awards may be granted under the 2010 Plan is 210,000 shares.  No participant may receive awards during any one calendar year representing more than 50,000 shares of common stock. In no event will the number of shares of common stock issued under the plan upon the exercise of incentive stock options exceed 210,000 shares. These limits are subject to adjustments by the Committee as provided in the 2010 Plan for stock splits, stock dividends, recapitalizations and other similar transactions or events. The 2010 Plan will terminate on the tenth anniversary of the date it was adopted by the Board, and no awards will be granted under the plan after that date.  No awards have been granted under the 2010 plan.

The Company has maintaintained a stock option plan ("the 2001 Plan") pursuant to which 500,000 shares of the Company's common stock may be issued. A summary of share option activity under the 2001 Plan as of June 30, 2010 and changes during the six months ended is presented below:

			Wtd Avg
STOCK OPTIONS FOR THE SIX MONTHS			Remaining
ENDED JUNE 30, 2010			Contractual	Aggregate
		Wtd Avg	Term	Intrinsic
	Shares	Ex Price	(Years)	Value
Outstanding at December 31, 2009	256,400	$52.67
Granted	--	$--
Exercised	(2,400)	$27.80
Expired	--	$--
Outstanding at June 30, 2010	254,000	$52.91	6.49	$63,688
Exercisable at June 30, 2010	149,320	$54.02	5.71	$63,688

			Wtd Avg
STOCK APPRECIATION RIGHTS FOR THE SIX MONTHS			Remaining
ENDED JUNE 30, 2010			Contractual	Aggregate
		Wtd Avg	Term	Intrinsic
	Shares	Fair Value	(Years)	Value
Outstanding at December 31, 2009	256,400	$3.69
Granted	--	$--
Exercised	(2,400)	$3.14
Expired	--	--
Outstanding at June 30, 2010	254,000	$1.74	6.49	$34,294
Exercisable at June 30, 2010	149,320	$1.17	5.71	$34,294

In connection with the exercise of 2,400 option shares, 712 shares of stock were issued and
1,688 shares of stock were surrendered to relieve the stock option liability by $17,724. Cash proceeds of $7,181 were received on the exercise of the stock options.

The change in fair market value in stock options and stock appreciation rights resulted in an addition to income of $298,199 and $607,535 during the second quarter and the first six months of 2010, respectively.

During the second quarter and first six months of 2009, the change in fair market value in stock options and stock appreciation rights resulted in expenses totaling $728,405 and $370,772, respectively.

Back to Index

NOTE 6. PENSION PLAN

The Company maintains a defined benefit pension plan for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on age, years of service, and the average compensation for the highest five consecutive years during the final ten years of employment. The benefit formula provides for a life annuity benefit.

Following are the components of the Net Periodic Benefit Cost:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June30, 2009

Service Cost	$66,374	$88,803	$132,748	$177,606
Interest Cost	115,734	112,753	231,468	225,506
Expected Return on Plan Assets	(136,610)	(116,096)	(273,221)	(232,192)
Net Amortization	16,831	47,335	33,662	94,670
Net Periodic Benefit Cost	$62,329	$132,795	$124,657	$265,590

A contribution in the amount of $380,681 has been made for 2010.

NOTE 7. NOTES PAYABLE

Notes payable consist of the following:
	June 30, 2010
		Due Within
	Total	One Year

$15,000,000 Line of Credit	$7,002,927	$--

Note Payable	6,084,635	299,985

	$13,087,562	$299,985

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending June 30,

2011	$299,985
2012	7,354,004
2013	5,433,573
2014	--
2015 & Thereafter	--

$13,087,562

For the first six months of 2010, interest expensed and paid was $316,772, with no interest capitalized during the period.

For the first six months of 2009, interest expense was $134,539, net of $137,644 interest capitalized to land and development costs and construction in process with interest of $272,183 paid during the period.

Back to Index

NOTE 8.  COMMITMENTS AND CONTINGENCIES
At the end of 2008, the Company focused its efforts on obtaining federal stimulus dollars to extend Dunn Avenue, a major east/west thoroughfare bridging Interstate 95, to provide improved access to Company lands. In June 2009 the Company entered into a cost-sharing agreement with the City of Daytona Beach and the County of Volusia that will allow the use of federal funds to build this road project.  The Company's cost participation, not to exceed $1,125,000, is payable in 2010.  Due to lower construction costs, the expenditure is now estimated to be approximately $880,000.

In December 2008, Wintergreen Advisers, LLC (“Wintergreen”), a Delaware limited liability company and the largest shareholder of the Company, filed a Verified Application for Court Ordered Inspection of the Company’s business records in the Circuit Court for the Seventh Judicial Circuit for Volusia County, Florida.  The Verified Application alleged that the Company had not fully satisfied Wintergreen’s second demand to inspect certain corporate records, and Wintergreen sought an order requiring the Company to make additional records available for inspection and also requiring the Company to pay Wintergreen’s costs, including reasonable attorneys’ fees, incurred to obtain the order.  The Company believed that Wintergreen’s second demand did not meet Florida’s statutory requirements for production of records, believed that it had fulfilled all of its statutory obligations to Wintergreen, and vigorously defended this action. The hearing in this matter was completed on March 12, 2010, followed by supplemental filings by both parties, the last of which was made on April 8, 2010.  On May 7, 2010, the trial court entered a Final Order Partially Granting and Partially Denying Wintergreen’s Verified Application (“Final Order”) and the Company has complied with the Final Order.  Wintergreen filed a Notice of Appeal, appealing the Final Order to the Florida Fifth District Court of Appeal.

From time to time, we may be a party to certain legal proeedings, incidental to the normal course of our business.  While the outcome of the legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

NOTE 9. BUSINESS SEGMENT DATA

The Company primarily operates in three business segments: real estate, income properties, and golf. Real estate operations include commercial real estate, land sales and development, agricultural operations and leasing properties for oil and mineral exploration.

The Company evaluates performance based on income or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments is as follows (amount in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues:
Real Estate	$(1,072)	$1,621	$(1,018)	$1,627
Income Properties	2,402	2,338	4,818	4,677
Golf	1,295	1,262	2,464	2,685
General, Corporate and Other	57	43	124	120
	$2,682	$5,264	$6,388	$9,109
Income (Loss):
Real Estate	$(1,351)	$1,308	$(1,542)	$1,070
Income Properties	1,769	1,824	3,582	3,671
Golf	(395)	(478)	(756)	(622)
General, Corporate and Other	(950)	(2,343)	(2,089)	(3,291)
	$(927)	$311	$(805)	$828
Identifiable Assets:
Real Estate			$41,857
Income Properties			116,745
Golf			7,122
General, Corporate and Other			10,102
			$175,826
Depreciation and Amortization:
Real Estate			$175
Income Properties			922
Golf			245
General, Corporate and Other			38
			$1,380
Capital Expenditures:
Real Estate			$557
Income Properties			44
Golf			61
General, Corporate and Other			--
			$662

      Income represents income (loss) from continuing operations before income taxes.  Identifiable assets by industry are those assets that are used in the Company’s operations in each industry.  General corporate assets and assets used in the Company’s other operations consist primarily of cash, investment securities, and property, plant, and equipment.

See Note 2 for discussion of the correction of an accounting error in the second quarter of 2010 related to real estate sales recorded in the second quarter 2009.

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

Until the dramatic downturn in the national and local economies in 2008, sales activity on Company owned lands had been strong over several years.  Development activities on and around Company owned lands continued relatively strong throughout 2008 and into 2009 with the commencement and completion of projects planned or in process before the downturn. Sales and development activities over the last several years included projects for:  a hospital, a private high school, two public schools, City of Daytona Beach police headquarters, a fire station, an apartment complex, a residential townhome community, a hotel, a restaurant, office buildings, industrial buildings, a retail furniture store, and expansion of the Daytona Beach Auto Mall.

Historical sales and profits are not indicative of future results because of the discrete nature of land sales and variations in the cost basis of owned land. A significant portion of the Company’s profits, in any given year, are generated through relatively large discreet commercial land sales transactions. The process for these land sales transactions, from the time of preliminary discussions through contract negotiations, due diligence periods, and the closing, can last from several months to several years. The trend in Company profits in 2005 through the Second Quarter of 2010, in particular profits from real estate sales during that period, followed the overall general trend of the national and local economies and the real estate markets. The residential real estate market reached its peak in late 2005 and early 2006 with the market, hampered by the overall economy and credit crisis, reaching its low point in 2008 and 2009. The local commercial real estate market lagged the residential market downturn by approximately two years. The Company was able to close sales contracts during 2007, which were generated during the years of the strong real estate market. We entered 2008 with a relatively strong contract backlog of real estate contracts. As the economy, real estate markets, and credit markets continued to slow, several of the contracts in place did not result in closings as buyers took a more conservative approach. We do not expect a significant improvement in economic conditions, in particular the real estate market, throughout 2010.

In 2000, we initiated a strategy of investing in income properties utilizing the proceeds of agricultural land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes. Through the end of the second quarter of 2010, we had invested approximately $120 million in twenty-six income properties through this process.

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

We currently have two self-developed projects in the lease-up stage. The first project is a two-building 31,000 square-foot flex office space complex located within Gateway Commerce Park. Construction of these buildings was completed in 2008. As of June 30, 2010, there were two tenants under lease for approximately 5,760 square feet, with one of the tenants occupying the space since year end 2009, and the second tenant commencing occupancy in September 2010. We are currently finalizing negotiations on an additional lease for approximately 19,200 square feet. The addition of this lease would bring occupancy of the complex to 81%.  The second property is the first phase of a 12-acre, 4-lot commercial complex located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida. The parcel includes a 22,000 square-foot “Class A” office building.  Approximately 75% of the building is under lease to two tenants, each with ten-year initial lease terms.  Both tenants began occupancy in the third quarter of 2009.

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

SUMMARY OF 2010 OPERATING RESULTS

For the quarter ended June 30, 2010, a net loss totaling $593,171, equivalent to $.10 per share, was recorded.  This net loss represented a decline from net income totaling $187,809, equivalent to $.03 per share, posted in 2009’s second quarter.  The decrease in earnings was the result of lower profits from real estate sales, as no transactions were closed during the period, in addition to the correction of an accounting error related to the recording of land sales in the second quarter of 2009, as discussed in "NOTE 2. CORRECTION OF AN ACCOUNTING ERROR" in the consolidated condensed financial statements.  The correction had the effect of decreasing net income by $720,000.  During 2009’s second quarter the Company had ancillary sales of seven acres of land to Volusia County for a road construction project. Partially offsetting the unfavorable results from real estate sales transactions was a positive variance in stock option accruals, approximating $630,000 after income tax, due to the lower price of Company stock in the second quarter of 2010.

A net loss totaling $515,352, equivalent to $.09 per share, was posted for the first six months of 2010.  This loss also reflected a downturn from the prior year’s same period results.  These adverse results again were primarily attributable to the lack of real estate sales transactions during the period in addition to the accounting correction for land sales recorded in previous periods (see note 2 for further discussion), and were somewhat offset by a positive variance in stock option accruals.  Net income of $510,015, equivalent to $.09 per share, was posted during the first six months of 2009 on the sale of seven acres of land.

We also use Earnings before Depreciation, Amortization, and Deferred Taxes (EBDDT) as a performance measure. Our strategy of investing in income properties through the deferred-tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

    The following is the calculation of EBDDT:

	Three Months Ended
	June 30, 2010	June 30, 2009
Net Net Income(Loss)	$(593,171)	$187,809
Add Back:
Depreciation and Amortization	686,897	685,270
Deferred Taxes	(320,980)	260,631
E Earnings(Loss) before Depreciation, Amortization, and Deferred Taxes	$(227,254)	$1,133,710

	Six Months Ended
	June 30, 2010	June 30, 2009
Net Net Income(Loss)	$(515,352)	$510,015
Add Back:
Depreciation and Amortization	1,379,800	1,368,157
Deferred Taxes	(322,158)	113,863
E Earnings before Depreciation, Amortization, and Deferred Taxes	$542,290	$1,992,035

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

EBDDT was a loss of $227,254 for the second quarter of 2010, a decrease from EBDDT amounting to $1,133,710 posted in 2009’s same period, with EBDDT totaling $542,290 and $1,992,035 for the six months ended June 30, 2010 and 2009, respectively.   The lower results, for both the quarter and six month periods, were substantially due to the same matters impacting net income. The add-back for deferred taxes was lower for both periods of 2010 when compared to the prior year, as 2009’s deferred tax add-back included deferrals of income taxes related to the deferral of gains on real estate transactions.  The closing of these transactions was accounted for under Internal Revenue Code Section 1033 involuntary conversions under threat of condemnation.

Back to Index

REAL ESTATE OPERATIONS

REAL ESTATE SALES

Real estate operations posted losses of $1,350,888 and $1,542,326 for the second quarter and first six months of 2010, respectively.  These losses were the result of closing no real estate land sales during either period in addition to a $1,125,000 accounting correction to real estate sales revenues from transactions which occurred in the prior year.  This correction resulted in negative revenues totaling $1,071,704 during the second quarter and $1,018,150 for the six month period of 2010.

Profits from real estate sales during the second quarter of 2009, amounted to $1,308,058 and were realized on the ancillary sale of seven acres of property to Volusia County for the Dunn Avenue extension project. The sale of the seven acres of land resulted in profits totaling $1,070,023 for the first six months of 2009.  Revenues of $1,620,800 and $1,626,893 were produced from real estate sales for the second quarter and first six months of 2009, respectively (see Note 2 for discussion of accounting correction related to land sales in second quarter 2009).

INCOME PROPERTIES

Revenues from income properties totaled $2,401,551 during the second quarter of 2010 and represented a 3% increase over revenues totaling $2,338,079 realized during 2009’s same period.  The rise in revenues resulted from additional rents received on the Company’s two self-developed properties in Daytona Beach.  The revenue gains were partially offset by the loss of rents from the Lakeland, Florida, Barnes & Noble property on the expiration of the lease at the end of January 2010.  Income properties costs and expenses rose 23% during the period due to costs, including depreciation, from the Company’s two self-developed properties.  Income properties costs and expenses totaled $632,854 and $513,747 for the second quarters of 2010 and 2009, respectively.  The increases in both revenues and costs and expenses resulted in a 3% decline in income to $1,768,697.  Income for the same period of 2009 totaled $1,824,332.

Profits from income properties for the first six months of 2010 totaled $3,582,362.  These profits represented a decrease from 2009’s same period profits amounting to $3,671,006.  This 2% decline in profitability was the result of a 23% rise in income properties costs and expenses.  The increase in costs and expenses resulted from costs, including depreciation, associated with the Company’s two self-developed properties.  Revenues of $4,817,931 and $4,677,049 were generated from income properties during the first six months of 2010 and 2009, respectively.  Revenues produced from the Company’s two self-developed properties, partially offset by the loss of rents at the Lakeland Barnes & Noble, were responsible for the 3% increase.

GOLF OPERATIONS

A 3% increase in revenues combined with a 3% decrease in costs and expenses produced a 17% improvement in results from golf operations for the quarter ended June 30, 2010 when compared to prior year.  Losses of $395,091 and $477,774 were realized for the quarterly periods of 2010 and 2009, respectively.  The revenue gain was achieved on a 9% revenue increase from food and beverage activities, which was substantially higher due to increased banquet activity.  Revenues from golfing activities were in line with the comparable period in 2009 with a slight increase in the number of rounds played, offset by a slight decrease in the average rate paid per round played.  Lower golf costs, and expenses during the period were attained due to reduced golf payroll costs and lower golf course and clubhouse maintenance costs.

    Despite improved results during the second quarter of 2010, harsh weather conditions, including record cold and rain, experienced during the first quarter of the year resulted in increased losses from golf operations for the six-month period when compared to the prior year.  Losses from golf operations totaling $756,630 and $622,201 were posted for the first six months of 2010 and 2009, respectively.  Revenues decreased 8% to $2,464,425 in 2010 due to an 8% decline in the number of rounds played during the period, coupled with a 3% fall in the average rate paid per round played.  Revenues totaling $2,684,971 were realized in 2009’s first six months.  Golf operations costs and expenses totaled $3,221,055 and represented a 3% decrease from the prior year’s same period costs and expenses totaling $3,307,172.  The reduction of  golf costs and expenses were due to the reduced activity during the period coupled with lower course maintenance expenses.

GENERAL, CORPORATE, AND OTHER

            There were no releases of subsurface interest during the second quarter of 2010, with releases on 10 acres producing income of $12,825 for the six-month period of 2010.  Profits on the sale of other real estate interests totaled $14,550 for the first six months of 2009 on the release of 17 acres of subsurface interests, of which 6 acres were released in the second quarter for $3,000.

Interest and other income was up slightly for both the quarter and six months ended June 30, 2010.   Interest and other income totaled $56,670 and $110,909 for the second quarter and first six months of 2010, respectively.  For the second quarter and first six months of 2009, interest and other income amounted to $39,447 and $105,994, respectively.

            General and administrative expenses totaled $1,006,653 in 2010’s second quarter with 2009’s second quarter general and administrative expenses amounting to $2,386,052.  This 58% decrease was principally the result of lower stock option accruals on a reduction of the stock price of the Company, in addition to lower compensation costs and stockholder expenses. Offsetting these savings were higher legal and consulting fees.

For the six-month period ended June 30, 2010, general and administrative expenses totaled $2,212,600, a 35% decline from the $3,411,469 in the comparable period in 2009. This reduction was again attained on lower stock option accruals, stockholder expenses, and compensation costs, partially offset by higher legal, consulting, and directors fees.  The variance in stock option accruals totaled $1,041,307 for the six-month period.

Back to Index

LIQUIDITY AND CAPITAL RESOURCES

Cash and investment securities totaled $5,146,585 at June 30, 2010, down slightly from the year-end 2009 balance of $5,233,533.  Notes payable totaled $13,087,562 at June 30, 2010, of which $7,002,927 was outstanding on the $15,000,000 revolving line of credit.   Uses of funds during the six-month period were primarily centered on the continuation of our hay conversion program, with approximately $550,000 spent on this process. Additionally, funds approximating $200,000 were expended on strategic land planning and obtaining land entitlements, with dividends of $114,473, equivalent to $0.02 per share, paid during the period.

Capital expenditures planned for the remainder of 2010 are projected to approximate $4,400,000. These expenditures include $2,700,000 for the acquisition of approximately 10 acres of land through the Internal Revenue Code Section 1033 involuntary conversion under threat of condemnation tax deferral provisions, $700,000 for the continuation of our hay conversion program and $880,000 for funding of road construction.  Additional funds will be expended on tenant improvements on our self-developed income properties and the recently vacated property in Lakeland, Florida, as leases are secured.  Other than the estimated $880,000 commitment to road construction, capital expenditures can be reduced at our discretion based on operating cash needs.  As additional funds become available through qualified sales, we expect to reinvest in additional real estate opportunities.

The funds for road construction came as the result of efforts at the end of 2008 to obtain federal stimulus dollars to extend Dunn Avenue, a major east/west thoroughfare bridging Interstate 95, to provide improved access to Company lands. In June 2009, the Company entered into a cost sharing agreement with the City of Daytona Beach and the County of Volusia that will allow the use of federal funds to build this road project. The Company’s cost participation, originally projected to be $1,125,000, is now estimated at approximately $880,000.

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

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect the repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. The repurchase plan is intended to be funded through reduced dividend payments in the future. We have no plans to increase debt to fund the repurchase plan. Through August 1, 2010, 4,660 shares had been repurchased at a total cost of $104,648, with no repurchases occurring during 2010.

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

At its regular Board of Directors' meeting on July 28, 2010, the Company declared a dividend of $0.01 per share.    The Company believes that while it is important to provide a quarterly dividend to its shareholders, at this time the Company can better allocate a portion of the funds used to pay the dividends for expenditures to assist in creating greater long-term shareholder value.

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

We acquire income properties with long-term leases in place. Upon acquisition, the portion of the purchase price which represents the market value associated with the lease is allocated to an intangible asset. The amount of the intangible asset represents the cost of replacing the tenant should the lease be discontinued. Factors such as vacancy period, tenant improvements, and lease commissions, among others, are considered in calculating the intangible asset. The intangible asset is amortized over the remaining life of the lease at the time of acquisition. At June 30, 2010, the intangible asset associated with the income properties totaled $4,378,064 net of amortization of $2,218,476.

In accordance with the Accounting for the Impairment or Disposal of Long-Lived Assets Topic of FASB ASC, we have reviewed the recoverability of long-lived assets, including real estate development, income properties, and other property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may or may not be recoverable. Long-lived assets are evaluated for impairment by using an undiscounted cash flow approach which considers future estimated capital expenditures. Impairment on long-lived assets is measured at fair value by estimating discounted future operating cash flow and sales price, less cost to sell. There has been no impairment of long-lived assets reflected in the consolidated condensed financial statements.

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

We measure the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability. This measure resulted in no ineffectiveness for the periods ended June 30, 2010 and June 30, 2009. A liability in the amount of $643,644 has been established on our balance sheet. The change in fair value, net of applicable taxes, in the cumulative amount of $395,358 at June 30, 2010, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

CRITICAL ACCOUNTING POLICIES (continued)

We maintain a stock option plan pursuant to which 500,000 shares of our common stock may be issued. The 2001 Stock Option Plan was approved at the April 25, 2001 shareholders’ meeting. Under the 2001 Plan, the option exercise price equals the stock market price on the date of grant. The options generally vest over five years and all expire after ten years. The 2001 Plan provides for the grant of (1) incentive stock options, which satisfy the requirements of Internal Revenue Code (IRC) Section 422, and (2) non-qualified options, which are not entitled to favorable tax treatment under IRC Section 422. No optionee may exercise incentive stock options in any calendar year for shares of common stock having a total market value of more than $100,000 on the date of grant (subject to certain carryover provisions).

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

On April 28, 2010, our shareholders approved the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan. This new plan replaces the 2001 Plan, and no new grants will be made under the 2001 Plan.  Awards under the 2010 Plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares and performance units. Employees of the Company and its subsidiaries and nonemployee directors may be selected by the Compensation Committee to receive awards under the 2010 Plan.  The maximum number of shares as to which stock awards may be granted under the 2010 Plan is 210,000 shares.  No participant may receive awards during any one calendar year representing more than 50,000 shares of common stock. In no event will the number of shares of common stock issued under the plan upon the exercise of incentive stock options exceed 210,000 shares. These limits are subject to adjustments by the Committee as provided in the 2010 Plan for stock splits, stock dividends, recapitalizations and other similar transactions or events.  The 2010 Plan will terminate on the tenth anniversary of the date it was adopted by the Board, and no award will be granted under the plan after that date.  No awards have been granted under the 2010 plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rates. The objective of our asset management activities is to provide an adequate level of liquidity to fund operations and capital expansion, while minimizing market risk. We utilize overnight sweep accounts and short-term investments to minimize the interest rate risk. We do not actively invest or trade in equity securities. We do not believe that the interest rate risk related to cash equivalents and short-term investments is material due to the nature of the investments.

We manage our debt considering investment opportunities and risk, tax consequences, and overall financial strategies. We are primarily exposed to interest rate risk on our $8,000,000 ($6,084,635 outstanding at June 30, 2010) long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, we entered into an interest rate swap agreement during the second quarter of 2002. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would not materially affect our financial position, results of operations, or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

    As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).  Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Back to Index

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In December 2008, Wintergreen Advisers, LLC (“Wintergreen”), a Delaware limited liability company and the largest shareholder of the Company, filed a Verified Application for Court Ordered Inspection of the Company’s business records in the Circuit Court for the Seventh Judicial Circuit for Volusia County, Florida.  The Verified Application alleged that the Company had not fully satisfied Wintergreen’s second demand to inspect certain corporate records, and Wintergreen sought an order requiring the Company to make additional records available for inspection and also requiring the Company to pay Wintergreen’s costs, including reasonable attorneys’ fees, incurred to obtain the order.  The Company believed that Wintergreen’s second demand did not meet Florida’s statutory requirements for production of records, believed that it had fulfilled all of its statutory obligations to Wintergreen and vigorously defended this action. The hearing in this matter was completed on March 12, 2010, followed by supplemental filings by both parties, the last of which was made on April 8, 2010.  On May 7, 2010, the trial court entered a Final Order Partially Granting and Partially Denying Wintergreen’s Verified Application (“Final Order”) and the Company complied with the Final Order.  Wintergreen filed a Notice of Appeal, appealing the Final Order to the Florida Fifth District Court of Appeal.

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of our business.  While the outcome of the legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER REPURCHASES OF EQUITY SECURITIES

 In November 2008, the Company’s Board of Directors authorized the repurchase by the Company from time to time of up to $8 million of its common stock.  This share repurchase program does not have a stated expiration date.  There were no repurchases made under the program during the quarter and six months ended June 30, 2010. From inception of the program, the Company has repurchased 4,660 shares of its common stock at a total cost of $104,648.

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

CONSOLIDATED-TOMOKA LAND CO.
                    (Registrant)

August 16, 2010 By:	/s/William H. McMunn
William H. McMunn, President and Chief Executive Officer

August 16, 2010 By:	/s/Bruce W. Teeters
Bruce W. Teeters, Senior Vice President - Finance and Treasurer

Back to Index