Form 10-Q
period 2010-11-09
CONSOLIDATED TOMOKA LAND CO
filed 2010-11-09
CIK 23795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Class of Common Stock Outstanding
November 01, 2010
$1.00 par value 5,723,268

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements
Consolidated Condensed Balance Sheets -
September 30, 2010 (Unaudited) and December 31, 2009	3

Consolidated Condensed Statements of Income -
Three Months and Nine Months ended September 30, 2010 and 2009
(Unaudited)	4

Consolidated Condensed Statement of Shareholders’ Equity and Comprehensive Income
Nine Months Ended September 30, 2010
(Unaudited)	5

Consolidated Condensed Statements of Cash Flows -
Nine Months Ended September 30, 2010 and 2009
(Unaudited)	6

Notes to Consolidated Condensed Financial Statements	7-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II - OTHER INFORMATION	19

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6. Exhibits	20
Exhibit 3.1 Exhibit 3.2 Exhibit 31.1 Exhibit 31.2 Exhibit 32.1 Exhibit 32.2
SIGNATURES	21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED TOMOKA LAND CO.
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS
Cash	$139,064	$266,669
Restricted Cash	--	--
Investment Securities	5,145,033	4,966,864
Refundable Income Tax	1,754,394	433,006
Land and Development Costs	24,250,413	26,700,494
Intangible Assets	4,272,771	4,588,649
Other Assets	7,827,069	5,634,017
	$43,388,744	$42,589,699

Property, Plant and Equipment:
Land, Timber and Subsurface Interests	$14,622,841	$13,960,019
Golf Buildings, Improvements & Equipment	11,811,971	11,798,679
Income Properties Land, Buildings and Improvements	119,935,128	119,800,091
Other Furnishings and Equipment	3,262,345	3,262,345
Construction in Process	42,927	--
Total Property, Plant and Equipment	149,675,212	148,821,134
Less, Accumulated Depreciation and Amortization	(16,539,573)	(14,835,701)
Net - Property, Plant and Equipment	133,135,639	133,985,433

TOTAL ASSETS	$176,524,383	$176,575,132

LIABILITIES
Accounts Payable	$609,927	$864,186
Accrued Liabilities	8,870,926	7,385,250
Accrued Stock Based Compensation	762,491	1,428,641
Pension Liability	1,208,238	1,377,719
Deferred Income Taxes	35,233,233	34,275,368
Notes Payable	12,591,639	13,210,389

TOTAL LIABILITIES	59,276,454	58,541,553

SHAREHOLDERS' EQUITY
Common Stock	5,723,980	5,723,268
Additional Paid in Capital	5,157,588	5,131,246
Retained Earnings	107,775,170	108,639,227
Accumulated Other Comprehensive Loss	(1,408,809)	(1,460,162)

TOTAL SHAREHOLDERS' EQUITY	117,247,929	118,033,579

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$176,524,383	$176,575,132
See Accompanying Notes to Consolidated Financial Statements

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Income
Real Estate Operations:
Real Estate Sales
Sales and Other Income	$34,969	$959,081	$(983,181)	$2,585,974
Costs and Other Expenses	(436,647)	(256,400)	(960,823)	(813,270)
	(401,678)	702,681	(1,944,004)	1,772,704

Income Properties
Leasing Revenues and Other Income	2,451,845	2,429,747	7,269,776	7,106,796
Costs and Other Expenses	(639,982)	(606,771)	(1,875,551)	(1,612,814)
	1,811,863	1,822,976	5,394,225	5,493,982

Golf Operations
Sales and Other Income	899,209	881,775	3,363,634	3,566,746
Costs and Other Expenses	(1,533,710)	(1,540,284)	(4,754,765)	(4,847,456)
	(634,501)	(658,509)	(1,391,131)	(1,280,710)

Total Real Estate Operations	775,684	1,867,148	2,059,090	5,985,976

Profit on Sales of Other
Real Estate Interests	--	18,289	12,825	32,839

Interest and Other Income	30,003	55,718	140,912	161,712

Operating Income	805,687	1,941,155	2,212,827	6,180,527

General and Administrative Expenses	(1,088,344)	(1,602,005)	(3,300,944)	(5,013,474)

Income Before Income Taxes	(282,657)	339,150	(1,088,117)	1,167,053
Income Taxes	105,664	(129,488)	395,772	(447,376)
Net Income	$(176,993)	$209,662	$(692,345)	$719,677

Per Share Information:

Basic and Diluted Income Per Share	$(0.03)	$0.04	$(0.12)	$0.13

Dividends	$0.01	$0.05	$0.03	$0.25
See Accompanying Notes to Consolidated Financial Statements

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
		(Unaudited)

				Accumulated
	Common	Additional Paid- In	Retained	Other Comprehensive	Total Shareholders'	Comprehensive
	Stock	Capital	Earnings	Income	Equity	Loss

Balance December 31, 2009	$5,723,268	$5,131,246	$108,639,227	$(1,460,162)	$118,033,579

Net Loss	--	--	(692,345)	--	(692,345)	$(692,345)

Other Comprehensive Income: Cash Flow
Hedging Derivative, Net of Tax	--	--	--	51,353	51,353	51,353

Comprehensive Income	--	--	--	--	--	$(640,992)

Exercise of Stock Options	712	24,192	--	--	24,904

Accrual for Restricted Stock Grants	--	2,150	--	--	2,150

Cash Dividends ($.03 per share)	--	--	(171,712)	--	(171,712)

Balance September 30, 2010	$5,723,980	$5,157,588	$107,775,170	$(1,408,809)	$117,247,929

See Accompanying Notes to Consolidated Financial Statements

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
	(Unaudited) Nine Months Ended
	September 30,	September 30,
	2010	2009
Cash Flow from Operating Activities
Net Income (Loss)	$(692,345)	$719,677

Adjustments to Reconcile Net Income to Net Cash
Provided By Operating Activities:
Depreciation and Amortization	2,066,032	2,063,969
Loss on Sale of Property, Plant, and Equipment	6,394	--
Deferred Income Taxes	957,865	161,171
Non Cash Compensation	(638,743)	769,167

(Increase) Decrease in Assets:
Refundable Income Taxes	(1,321,388)	(328,684)
Notes Receivable	--	150,000
Land and Development Costs	(297,825)	(1,422,708)
Other Assets	554,854	730,789

(Decrease) Increase in Liabilities:
Accounts Payable	(254,259)	(422,010)
Accrued Liabilities & Accrued Stock Based Compensation	1,367,547	466,830
Income Taxes Payable	--	(1,236,206)
Net Cash Provided By Operating Activities	1,748,132	1,651,995

Cash Flow From Investing Activities:
Acquisition of Property, Plant, and Equipment	(906,754)	(2,729,366)
Decrease in Restricted Cash for Acquisitions
Through the Like-Kind Exchange Process	--	462,765
Proceeds from Calls or Maturities of Investment Securities	3,339,071	4,878,589
Acquisition of Investment Securities	(3,517,240)	(4,627,374)
Net Cash Used In Investing Activities	(1,084,923)	(2,015,386)

Cash Flow from Financing Activities:
Proceeds from Notes Payable	5,608,000	11,413,000
Payments on Notes Payable	(6,226,750)	(9,665,839)
Cash Proceeds from Exercise of Stock Options	7,181	2,059
Cash Used to Settle Stock Appreciation Rights	(7,533)	(3,878)
Cash Used for Repurchase of Common Stock	--	(104,647)
Dividends Paid	(171,712)	(1,431,283)
Net Cash (Used In) Provided by Financing Activities	(790,814)	209,412

Net Decrease in Cash	(127,605)	(153,979)
Cash, Beginning of Year	266,669	388,787
Cash, End of Period	$139,064	$234,808
See Accompanying Notes to Consolidated Financial Statements

Back to Index

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. PRINCIPLES OF INTERIM STATEMENTS
The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures, which are normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, have been omitted pursuant to those rules and regulations. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position and the results of operations for the interim periods. The consolidated format is designed to be read in conjunction with the last annual report. For further information, refer to the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

NOTE 2. CORRECTION OF AN ACCOUNTING ERROR
During the second quarter of 2009, the Company recorded ancillary sales of two parcels of land and an easement to Volusia County for right-of-way, retention ponds and construction access for the Dunn Avenue extension road project.  During the second quarter of 2009, the Company and Volusia County executed a joint funding agreement which required the Company, Volusia County, and the City of Daytona Beach to each fund $1,125,000 of the estimated $9,900,000 construction, engineering and inspection costs for the Dunn Avenue extension project.  The land sales were recorded at closing when the cash proceeds were received in full.  The commitment to fund a portion of the construction costs was initially expected to be recorded as land development cost when incurred since the Company owned the adjoining land benefitting from the expenditure. The $1,125,000 funding commitment was previously disclosed in the second quarter 2009 Form 10-Q and 2009 Form 10-K.

Subsequent to June 30, 2009, the Company determined that the original accounting for these transactions was incorrect.  The appropriate accounting would have been to record the road construction contribution in the amount of $1,125,000 as a reduction of the land sales price during the second quarter of 2009.  After evaluating the quantitative and qualitative aspects of the misstatement  in accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the Company determined the correction was not material to the quarters ended June 30, 2009 and 2010 and the year ended December 31, 2009.   As a result, the accounting correction to reduce revenues and profits from real estate sales by $1,125,000, in addition to reducing income tax expense and deferred taxes by $405,000, was recorded in the second quarter of 2010.  The adjustment had the effect of decreasing net income by $720,000 during the second quarter, equivalent to $0.13 per share.

NOTE 3. COMMON STOCK AND EARNINGS (LOSS) PER SHARE
Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.
Diluted earnings (loss) per common share were determined based on the assumption of the conversion of stock options using the treasury stock method at average market for the periods.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Income Available to Common Shareholders:

Net Income (Loss)	$(176,993)	$209,662	$(692,345)	$719,677

Weighted Average Shares Outstanding	5,723,980	5,723,268	5,723,733	5,724,336
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	--	--	--	--
Total Shares Applicable to Diluted Earnings Per Share	5,723,980	5,723,268	5,723,733	5,724,336

Per Share Information:

Basic and Diluted Net Income (Loss) Per Share	$(0.03)	$0.04	$(0.12)	$0.13

No impact was considered on the conversion of stock options during the 2010 and 2009 periods as the effect would be anti-dilutive.  The number of anti-dilutive shares for the three-months and nine-months ended September 30, 2010, were 231,002 and 191,338, respectively.

Back to Index

NOTE 4.  FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company accounts for financial instruments as required by the Fair Value Measurements and Disclosure Topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). The largest carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, and accounts payable at September 30, 2010 and December 31, 2009, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s notes receivable and notes payable is not materially different from market value due to the short maturities on the notes.  The interest rate swap derivative is carried at its fair value at September 30, 2010 and December 31, 2009.

At the time the Company’s debt was refinanced in 2002, the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that we can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under the Derivative Instruments and Hedging Activities Topic of FASB ASC, which requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss.  The fair market value of the interest rate swap agreement was determined using Significant Other Observable Inputs (Level 2).  A financial model is used to determine the fair market value of the interest rate swap. The model estimates the expected cash flows discounted at the risk-free rate, using the treasury yield curve, plus the current market observable LIBOR interest rate spread to treasuries, adjusted for the credit risk of the Company. The Fair Market Value recorded on the Balance Sheet at September 30, 2010, was a liability of $601,910.  The change in fair value, net of applicable taxes, in the cumulative amount of $369,723 at September 30, 2010, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity investment securities by major security type and class of security at September 30, 2010, were as follows:
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
At September 30, 2010
Debt Securities Issued by States
and Political Subdivisions of States	$5,015,790	$10,019	$(86,219)	$4,939,590
Preferred Stocks	129,244	--	(31,783)	97,461
	$5,145,034	$10,019	$(118,002)	$5,037,051

Back to Index

NOTE 5.  STOCK OPTION PLAN
At the Annual Meeting of Shareholders of  the Company held on April 28, 2010, the Company’s shareholders approved the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan (the “2010 Plan”).   The 2010 Plan is intended to replace the Company’s 2001 Stock Option Plan.  Awards under the 2010 Plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and performance units. Employees of the Company and its subsidiaries and non-employee directors may be selected by the Compensation Committee to receive awards under the 2010 Plan.  The maximum number of shares as to which stock awards may be granted under the 2010 Plan is 210,000 shares.  No participant may receive awards during any one calendar year representing more than 50,000 shares of common stock. In no event will the number of shares of common stock issued under the plan upon the exercise of incentive stock options exceed 210,000 shares. These limits are subject to adjustments by the Committee as provided in the 2010 Plan for stock splits, stock dividends, recapitalizations, and other similar transactions or events. The 2010 Plan will terminate on the tenth anniversary of the date that it was adopted by the Board, and no awards will be granted under the plan after that date.

Under the 2010 Plan, the Company grants to key employees non-vested restricted stock where vesting is based upon the achievement of certain market conditions which are defined as the Company's total shareholder return as compared to the total shareholder return of certain peer groups during a five-year performance period.

The Company uses a Monte Carlo simulation pricing model to determine the fair value of its market condition awards.  The determination of the fair value of market condition-based awards is affected by the stock price as well as assumptions regarding a number of other variables.  These variables include expected stock price volatility over the requisite performance term of awards, the relative performance of the Company's stock price and shareholder returns to those companies in its peer group annual dividends and a risk-free interest rate assumption.  Compensation cost is recognized regardless of the achievement of the market condition, provided the requisite service period is met.

 A summary of activity during the nine months ended September 30, 2010 is presented below:
Market Condition Non-Vested Restricted Shares	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2009	--	--
Granted	5,700	22.80
Vested	--	--
Forfeited	--	--
Balance at September 30, 2010	5,700	22.80

As of September 30, 2010, there was $128,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares which will be recognized over a weighted average period of five years.

The Company has maintained a stock option plan ("the 2001 Plan") pursuant to which 500,000 shares of the Company's common stock may be issued. A summary of share option activity under the 2001 Plan as of September 30, 2010 and changes during the nine months then ended is presented below:
			Wtd Avg
STOCK OPTIONS FOR THE NINE MONTHS			Remaining
ENDED SEPTEMBER 30, 2010			Contractual	Aggregate
		Wtd Avg	Term	Intrinsic
	Shares	Ex Price	(Years)	Value
Outstanding at December 31, 2009	256,400	$52.67
Granted	--	--
Exercised	(2,400)	27.80
Expired	--	--
Oustanding at September 30, 2010	254,000	$52.91	6.40	$63,764
Exercisable at September 30, 2010	149,320	$54.02	5.67	$63,764

			Wtd Avg
STOCK APPRECIATION RIGHTS FOR THE NINE MONTHS			Remaining
ENDED SEPTEMBER 30, 2010			Contractual	Aggregate
		Wtd Avg	Term	Intrinsic
	Shares	Fair Value	(Years)	Value
Outstanding at December 31, 2009	256,400	$3.69
Granted	--	--
Exercised	(2,400)	3.14
Expired	--	--
Oustanding at September 30, 2010	254,000	$1.58	6.40	$34,334
Exercisable at September 30, 2010	149,320	$1.08	5.67	$34,334

In connection with the exercise of 2,400 option shares, 712 shares of stock were issued and
1,688 shares of stock were withheld via net exercise to relieve the stock option liability by $17,724. Cash proceeds of $7,181 were received on the exercise of the stock options. Back to Index

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

Following are the components of the Net Periodic Benefit Cost:

	Three Months Ended		Nine Months Ended
September 30,		September 30,	September 30,	September 30,
	2010	2009	2010	2009
Service Cost	$66,374	$88,803	$199,122	$266,409
Interest Cost	115,734	112,753	347,202	338,259
Expected Return on Plan Assets	(136,610)	(116,096)	(409,830)	(348,288)
Net Amortization	16,831	47,335	50,493	142,005
Net Periodic Benefit Cost	$62,329	$132,795	$186,987	$398,385

The Company has made contributions totaling $380,681 in 2010.

NOTE 7. NOTES PAYABLE
Notes payable consist of the following:
	September 30, 2010
		Due Within
	Total	One Year

$15,000,000 Line of Credit	$6,586,830	$--

Notes Payable	6,004,809	305,532

	$12,591,639	$305,532

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending September 30,

2011	$305,532
2012	12,286,107
2013	--
2014	--
2015 & Thereafter	--

	$12,591,639

For the first nine months of 2010, interest expensed and paid was $512,018 with no interest capitalized during the period.

For the first nine months of 2009, interest expense was $273,247, net of $137,644 interest capitalized to land and development costs, and construction in process, with interest of $410,891 paid during the period.

There are no debt covenants on the Company's notes payable, with the exception of a negative covenant which provides the Company will not in any single fiscal year incur, create, assume, or add any additional indebtedness in an amount which exceeds $1,000,000 without the approval of its lender.

Back to Index

NOTE 8.  COMMITMENTS AND CONTINGENCIES
At the end of 2008, the Company focused its efforts on obtaining federal stimulus dollars to extend Dunn Avenue, a major east/west thoroughfare bridging Interstate 95, to provide improved access to Company lands. In June 2009, the Company entered into a cost-sharing agreement with the City of Daytona Beach and the County of Volusia that allowed the use of federal funds to build this road project.  The Company's cost participation, not to exceed $1,125,000, is payable in 2010.  Due to lower construction costs, the expenditure is now estimated to be approximately $550,000.

In order to secure tenants for its income properties, the Company may commit to construct or fund tenant improvements on such properties.  The Company has committed to construct tenant improvements of approximately $950,000 at its Gateway Commerce Center flex office building in Daytona Beach, Florida.  Additionally, the Company has committed to fund leasehold improvements approximating $1,600,000 for the CVS store in Tallahassee, Florida in exchange for a new twenty-five year triple net lease.

 In December 2008, Wintergreen Advisers, LLC (“Wintergreen”), a Delaware limited liability company and the largest shareholder of the Company, filed a Verified Application for Court Ordered Inspection of the Company’s business records in the Circuit Court for the Seventh Judicial Circuit for Volusia County, Florida.  The Verified Application alleged that the Company had not fully satisfied Wintergreen’s second demand to inspect certain corporate records, and Wintergreen sought an order requiring the Company to make additional records available for inspection and also requiring the Company to pay Wintergreen’s costs, including reasonable attorneys’ fees, incurred to obtain the order.  The Company believed that Wintergreen’s second demand did not meet Florida’s statutory requirements for production of records, believed that it had fulfilled all of its statutory obligations to Wintergreen and vigorously defended this action. The hearing in this matter was completed on March 12, 2010, followed by supplemental filings by both parties, the last of which was made on April 8, 2010.  On May 7, 2010, the trial court entered a Final Order Partially Granting and Partially Denying Wintergreen’s Verified Application.  Wintergreen subsequently appealed this matter to the Florida Fifth District Court of Appeal, and is presently in the pleadings stage.

 In September 2010, St. Johns River Water Management District ("SJRWMD") served the Company with an administrative complaint in connection with certain Company agricultural operations.  The complaint alleges that the Company constructed and operated a surface water management system without proper permit.  The Company disagreed with SJRWMD's assertions in the complaint and requested an administrative hearing, which is now or has been scheduled for late March 2011.  At this time the Company cannot reasonably estimate the outcome. The Company does not believe the resolution of this matter will have a material adverse effect on the Company's net income or financial condition.

 From time to time, we may be a party to certain legal proeedings, incidental to the normal course of our business.  While the outcome of the legal proceedings cannot be predicted with certainty, we do not believe that these proceedings will have a material effect upon our financial condition or results of operations.

Back to Index

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

Information about the Company's operations in different segments is as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues:
Real Estate	$35	$959	$(983)	$2,586
Income Properties	2,452	2,430	7,270	7,107
Golf	899	882	3,364	3,567
General, Corporate, and Other	30	74	153	194
	$3,416	$4,345	$9,804	$13,454
Income (Loss):
Real Estate	$(402)	$703	$(1,944)	$1,773
Income Properties	1,812	1,823	5,394	5,494
Golf	(635)	(659)	(1,391)	(1,281)
General, Corporate, and Other	(1,058)	(1,528)	(3,147)	(4,819)
	$(283)	$339	$(1,088)	$1,167

Identifiable Assets
Real Estate			$41,793
Income Properties			116,323
Golf			6,960
General, Corporate, and Other			11,448
			$176,524
Depreciation and Amortization
Real Estate			$257
Income Properties			1,384
Golf			369
General, Corporate, and Other			56
			$2,066
Capital Expenditures
Real Estate			$663
Income Properties			178
Golf			66
General, Corporate, and Other			--
			$907

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

NOTE 10. CONCENTRATION OF RISKS AND UNCERTAINTIES
The Company’s real estate investments are concentrated in Volusia County, Florida. Uncertainty of the duration of the prolonged real estate and economic slump could have an adverse impact on the Company’s real estate values.

NOTE 11.  ACCOUNTING STANDARDS
In July 2010, the FASB issued an accounting standards update requiring expanded disclosures on allowances for credit losses and the credit quality of the financing receivables of an entity.  This guidance also requires a roll-forward schedule of the allowance for credit losses for each reporting period.  The guidance for greater transparency is effective for annual reporting periods ending after December 15, 2010, and the roll-forward requirement is effective January 1, 2011.  As the amended guidance provides only disclosure requirements, the adoption of this standard will not have an impact on our consolidated financial statements.

Back to Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to be read in conjunction with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the last annual report on Form 10-K.

OPERATIONS OVERVIEW

We are primarily engaged in real estate land sales and development, reinvestment of land sales proceeds into income properties, and golf course operations. We own approximately 11,600 acres in Florida, of which approximately 10,500 are located within and form a substantial portion of the western boundary of The City of Daytona Beach. Our lands are well-located in the central Florida Interstate 4 corridor providing an opportunity for reasonably stable land sales in future years.

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

Historical sales and profits are not indicative of future results because of the discrete nature of land sales and variations in the cost basis of owned land. A significant portion of the Company’s profits, in any given year, are generated through relatively large discreet commercial land sales transactions. The process for these land sales transactions, from the time of preliminary discussions through contract negotiations, due diligence periods, and the closing, can last from several months to several years. The trend in Company profits in 2005 through the third quarter of 2010, in particular profits from real estate sales during that period, followed the overall general trend of the national and local economies and the real estate markets. The residential real estate market reached its peak in late 2005 and early 2006 with the market, hampered by the overall economy and credit crisis, reaching its low point in 2008 and 2009. The local commercial real estate market lagged the residential market downturn by approximately two years. The Company was able to close sales contracts during 2007, which were generated during the years of the strong real estate market. We entered 2008 with a relatively strong contract backlog of real estate contracts. As the economy, real estate markets, and credit markets continued to slow, several of the contracts in place did not result in closings as buyers took a more conservative approach. We do not expect a significant improvement in economic conditions, in particular the real estate market, throughout 2010 and into 2011.

In 2000, we initiated a strategy of investing in income properties utilizing the proceeds of agricultural land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes. Through the end of the third quarter of 2010, we had invested approximately $120 million in twenty-six income properties through this process.

With this investment base in income properties, lease revenue in excess of $9.0 million is projected to be generated annually. This income, along with income from additional net-lease income property investments, decreases earnings volatility and adds to overall financial performance. This has enabled us to enter into the business of building, leasing, and holding  select income properties in our portfolio that are strategically located on our lands.

Among our income properties, Barnes & Noble vacated its store in Lakeland, Florida, upon the expiration of the original lease term at the end of January 2010.  The Company is exploring all strategic alternatives on this 18,150 square-foot property. A short-term lease with Spirit Halloween Superstores was executed on this property, which will result in income of $45,000 recognized over the third and fourth quarters of 2010.

All other properties remain leased with the average remaining lease term in excess of 11 years, excluding additional option years. During the third quarter of 2010, the Company executed a four-year lease extension with Barnes & Noble for its store in Daytona Beach, Florida, which had a lease termination date at the end of January 2011, excluding option years. No other leases have less than six years remaining on the initial lease term.  During the fourth quarter of 2009, RBC Centura Bank closed its branch leased from us in Altamonte Springs, Florida. The tenant is obligated on the lease and continues to make lease payments.

Additionally, the Company has entered into an agreement with Holiday CVS, LLC to expand its Tallahassee, Florida site and amend the existing triple-net lease to a new 25-year term.  The amended lease will reflect the added improvements, which are expected to be completed during the second half of 2011 at a cost approximating $1.6 million.

We currently have two self-developed projects in the lease-up stage. The first project is a two-building 31,000 square-foot flex office space complex located within Gateway Commerce Park. Construction of these buildings was completed in 2008. As of September 30, 2010, there were two tenants under lease for approximately 5,760 square feet, with one of the tenants occupying the space since year end 2009, and the second tenant commencing occupancy in September 2010.  During the third quarter of 2010, the Company executed a lease with the State of Florida for 19,200 square feet. The addition of this lease will bring occupancy of the complex to 81%. Occupancy of this space is projected to occur by the fourth quarter of 2011 upon completion of tenant improvements.

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

Back to Index

SUMMARY OF 2010 OPERATING RESULTS

For the quarter ended September 30, 2010, a net loss totaling $176,993, equivalent to $.03 per share, was recorded.  This net loss represented a downturn from net income totaling $209,662, equivalent to $.04 per share, posted in 2009’s third quarter.  The decrease in profitability was primarily the result of no real estate closings during the period.  During the third quarter of 2009, the Company had ancillary sales of 9 acres of land to Volusia County for a road construction project.

A loss amounting to $692,345, equivalent to $.12 per share, was posted for the nine-month period ended September 30, 2010.  This loss represents a substantial decrease from profits of $719,677, equivalent to $.13 per share, earned in 2009’s same period. The decrease in earnings was the result of lower profits from real estate sales, as no transactions were closed during the period, in addition to the correction of an accounting error related to the recording of land sales in the second quarter of 2009, as discussed in "NOTE 2. CORRECTION OF AN ACCOUNTING ERROR" in the consolidated condensed financial statements.  The correction had the effect of decreasing net income by $720,000.  During 2009’s first nine months, the Company had ancillary sales of sixteen acres of land totaling $2,585,974 to Volusia County for a road construction project. Partially offsetting the unfavorable results from real estate sales transactions was a positive variance in stock option accruals, approximating $865,000 after income tax, due to the lower price of Company stock in 2010.

We also use Earnings before Depreciation, Amortization, and Deferred Taxes (EBDDT) as a performance measure. Our strategy of investing in income properties through the deferred-tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

    The following is the calculation of EBDDT:

	Three Months Ended
	September 30, 2010	September 30, 2009
Net Net Income(Loss)	$(176,993)	$209,662
Add Back:
Depreciation and Amortization	686,231	695,813
Deferred Taxes	1,280,023	47,308
E Earnings before Depreciation, Amortization, and Deferred Taxes	$1,789,261	$952,783

	Nine Months Ended
	September 30, 2010	September 30, 2009
Net Net Income(Loss)	$(692,345)	$719,677
Add Back:
Depreciation and Amortization	2,066,031	2,063,970
Deferred Taxes	957,865	161,171
E Earnings before Depreciation, Amortization, and Deferred Taxes	$2,331,551	$2,944,818

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

For the third quarter of 2010 EBDDT totaled $1,789,261 compared to $952,783 realized in 2009’s same period.  This gain was due to an increased add-back for deferred taxes resulting from approximately $1,000,000 associated with accelerated depreciation  from amended tax returns filed based on a cost segregation study performed on the Company’s income and golf properties.

The lower net income posted during the first nine months of 2010 resulted in a decline in EBDDT to $2,331,551 compared to $2,944,818 in 2009’s first nine months.  The increase in the add-back for deferred taxes during the nine-month period of 2010 was impacted by the accelerated depreciation previously mentioned.
Back to Index

REAL ESTATE OPERATIONS

REAL ESTATE SALES

Real estate operations posted losses of $401,678 and $1,944,004 for the third quarter and first nine months of 2010, respectively.  These losses were the result of closing no real estate land sales during either period. Additionally, a $1,125,000 accounting correction to real estate sales revenues from transactions which occurred in the prior year was posted in the second quarter of 2010.  This correction resulted in negative revenues totaling $983,181 during the nine-month period of 2010. Revenues of $34,969 were realized during the third quarter.

Profits from real estate sales during the third quarter of 2009 amounted to $702,681 and were realized on the ancillary sale of nine acres of property to Volusia County for the Dunn Avenue extension project. The sale of the sixteen total acres of land, all for the same road construction project, resulted in profits totaling $1,772,704 for the first nine months of 2009.  Revenues of $959,081 and $2,585,974 were produced from real estate sales for the third quarter and first nine months of 2009, respectively (see Note 2 for discussion of accounting correction related to land sales in second quarter 2009).

INCOME PROPERTIES

Revenues from income properties rose 1% during the third quarter of 2010 when compared to 2009’s same period.  The revenue gain to $2,451,845 was due to additional rents on the Company’s two self-developed properties in Daytona Beach, Florida.  The increase was partially offset by the loss of rents from the Lakeland, Florida, Barnes & Noble property on the expiration of the lease at the end of January 2010.  Revenues from income properties totaled $2,429,747 during 2009’s third quarter. Higher income properties costs and expenses, including depreciation, associated with the two self-developed properties resulted in a 5% increase in income properties costs and expenses during the period.  The increase in both revenues and expenses resulted in a 1% decline in earnings from income properties.  Third quarter 2010 and 2009 profits from income properties amounted to $1,811,863 and $1,822,976, respectively.

For the first nine months of 2010, profits from income properties totaled $5,394,225.  These profits represented a 2% decrease from profits totaling $5,493,982 recorded in 2009’s same period.  The downturn in profits was the result of a $262,737 increase in income properties costs and expenses, in large part offset by a $162,980 gain in revenues.  The cost and expense increase was again primarily attributable to costs, including depreciation, associated with the self-developed properties.  A significant portion of this increase will be offset by tenant reimbursements commencing in 2011.  The rise in revenues during the period was attained on increased rents from our two self-developed properties, partially offset by the loss of rents from the Lakeland, Florida, Barnes & Noble. Revenues totaled $7,269,776 and $7,106,796 for the first nine months of 2010 and 2009, respectively.

GOLF OPERATIONS

Golf operation losses totaling $634,501 during the third quarter of 2010 represented a 4% improvement over the $658,509 loss recorded in 2009’s same period.  The moderate improvement was achieved on a 2% increase in revenues and stable golf operations costs and expenses.  Revenues totaled $899,209 and $881,775 for the third quarters of 2010 and 2009, respectively.   Both golf and food and beverage activities contributed to the revenue gain as each rose 2% during the period.  The number of rounds of golf played during the quarter increased 2% with the average rate paid per round played increasing 9% when compared to the prior year. Golf operations costs and expenses amounted to $1,533,710 and $1,540,284 for the third quarters of 2010 and 2009, respectively.

Despite improved results during the second and third quarters of 2010, harsh weather conditions, including record cold and rain, experienced during the first quarter of the year resulted in increased losses from golf operations for the nine-month period when compared to the prior year.  Losses from golf operations totaling $1,391,131 and $1,280,710 were posted for the first nine months of 2010 and 2009, respectively.  Revenues decreased 6% to $3,363,634 in 2010 due to an 4% decline in the number of rounds played during the period and stable average rates paid per round played.  Revenues totaling $3,566,746 were realized in 2009’s first nine months.  Golf operations costs and expenses totaled $4,754,765 and represented a 2% decrease from the prior year’s same period costs and expenses totaling $4,847,456.  The reduction of golf costs and expenses were due to the reduced activity during the period coupled with lower course maintenance expenses.

GENERAL, CORPORATE, AND OTHER

            There were no releases of subsurface interest during the third quarter of 2010, with releases on 10 acres producing income of $12,825 for the nine-month period of 2010.  Profits on the sale of other real estate interests totaled $32,839 for the first nine months of 2009 on the release of 18 acres of subsurface interests, of which one acre was released in the third quarter for $18,289.

Interest and other income was down slightly on lower investment returns for both the quarter and nine months ended September 30, 2010.   Interest and other income totaled $30,003 and $140,912 for the third quarter and first nine months of 2010, respectively.  For the third quarter and first nine months of 2009, interest and other income amounted to $55,718 and $161,712, respectively.

            During 2010’s third quarter, general and administrative expenses totaled $1,088,344 compared with 2009’s third quarter general and administrative expenses amounting to $1,602,005.  This 32% decrease was principally attributable to lower stock option accruals, in addition to lower compensation costs. Offsetting these savings were higher interest expense and consulting fees.

General and administrative expenses totaled $3,300,944 for the nine-month period ended September 30, 2010.  These expenses represented a 34% decline from the $5,013,474 in the comparable period in 2009. This reduction was attained on lower stock option accruals, stockholder expenses, and compensation costs, partially offset by higher consulting, and directors’ fees.  The variance in stock option accruals totaled $1,407,910 for the nine-month period.
 Back to Index

LIQUIDITY AND CAPITAL RESOURCES

Cash and investment securities totaled $5,284,097 at September 30, 2010, representing a modest increase from the year-end 2009 balance of $5,233,533.  During the nine month period, notes payable decreased $318,750 bringing the balance on the term loan, due in July 2012, to $6,004,809, and the balance on the $15,000,000 revolving line of credit to $6,586,830 at September 30, 2010.  Uses of funds during the nine-month period were primarily centered on the continuation of our hay conversion program, with approximately $660,000 spent on this process. Additionally, funds approximating $300,000 were expended on strategic land planning and obtaining land entitlements, with dividends of $171,712, equivalent to $0.03 per share, paid during the period.

Capital expenditures planned for the remainder of 2010 are projected to approximate $3,800,000. These expenditures include $2,700,000 for the acquisition of approximately 10 acres of land through the Internal Revenue Code Section 1033 involuntary conversion under threat of condemnation tax deferral provisions, $250,000 for the continuation of our hay conversion program, $200,000 for tenant improvements at the self-developed office complex in Gateway Commerce Center and $550,000 for funding of the extension of Dunn Avenue.  Additional funds will be expended on tenant improvements on our self-developed income properties and the recently vacated property in Lakeland, Florida, as leases are secured.  Other than the estimated $550,000 commitment to road construction, and committed tenant improvements capital expenditures can be reduced at our discretion based on operating cash needs.  As additional funds become available through qualified sales, we expect to reinvest in additional real estate opportunities.

In addition to the capital expenditures planned for the remainder of 2010, additional funds are projected to be expended in 2011 for the purchase of an additional six acres of land through the Internal Revenue Code Section 1033 involuntary conversion under threat of condemnation tax-deferral provisions at a cost approximating $1,200,000, with an additional $750,000 to be expended for completion of  tenant improvements at the Gateway Commerce Center office building and approximately $1,600,000 for leasehold for the CVS store in Tallahassee, Florida.

The funds for road construction came as the result of efforts at the end of 2008 to obtain federal stimulus dollars to extend Dunn Avenue, a major east/west thoroughfare bridging Interstate 95, to provide improved access to Company lands. In June 2009, the Company entered into a cost sharing agreement with the City of Daytona Beach and the County of Volusia that allowed the use of federal funds to build this road project. The Company’s cost participation, originally projected to be $1,125,000, is now estimated at approximately $550,000.

Capital to fund the planned expenditures in 2010 and 2011 is expected to be provided from cash, operating activities, and financing sources that are currently in place, including the revolving line of credit. Additionally, the Company has a portfolio of investment securities, which totaled $5,145,033 at September 30, 2010, and primarily consists of debt securities issued by states and political subdivisions of states with varying maturities.  These investment securities can be utilized, as they mature, for capital requirements. It is the Company’s intention to hold the investments to maturity. We also believe that we have the ability, if needed, to borrow on a non-recourse basis against our existing income properties, which are all free of debt as of the date of this filing.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect the repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. The repurchase plan is intended to be funded through reduced dividend payments in the future. We have no plans to increase debt to fund the repurchase plan. Through November 1, 2010, 4,660 shares had been repurchased at a total cost of $104,648, with no repurchases occurring during 2010.

Our Board of Directors and management continually review the allocation of any excess capital with the goal of providing the highest long-term return for all shareholders. The reviews consider various alternatives, including increasing or decreasing regular dividends, declaring special dividends, repurchasing stock, and retaining funds for reinvestment, including road development and hay conversion of timber lands. Annually, the Board reviews the business plan and corporate strategies, and makes adjustments as circumstances warrant.   After the 2010 annual meeting of shareholders, a special Board workshop was held to review the results of implementing our business plan over the last 10 years and to focus on changes that may be necessary as we face the challenges of the next decade.  The Board has reaffirmed its support for the stated business plan of reinvesting agricultural land sales proceeds into 1031 tax-deferred income-producing properties, self-development of income properties, and the creation of infrastructure and entitlements on Company lands to increase long-term shareholder value.

At its regular Board meeting on October 27, 2010, the Company declared a dividend of $0.01 per share.    The Company believes that while it is important to provide a quarterly dividend to its shareholders, at this time the Company can better allocate a portion of the funds used to pay the dividends for expenditures to assist in creating greater long-term shareholder value.

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

We acquire income properties with long-term leases in place. Upon acquisition, the portion of the purchase price which represents the market value associated with the lease is allocated to an intangible asset. The amount of the intangible asset represents the cost of replacing the tenant should the lease be discontinued. Factors such as vacancy period, tenant improvements, and lease commissions, among others, are considered in calculating the intangible asset. The intangible asset is amortized over the remaining life of the lease at the time of acquisition. At September 30, 2010, the intangible asset associated with the income properties totaled $4,272,069 net of amortization of $2,323,769.

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

We measure the ineffectiveness of the interest rate swap derivative by comparing the present value of the cumulative change in the expected future cash flows on the variable leg of the swap with the present value of the cumulative change in the expected future interest cash flows on the floating rate liability. This measure resulted in no ineffectiveness for the periods ended September 30, 2010 and September 30, 2009. A liability in the amount of $601,910 has been established on our balance sheet. The change in fair value, net of applicable taxes, in the cumulative amount of $369,723 at September 30, 2010, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

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

During September 2010, 5,700 shares of restricted stock were granted under the 2010 plan.  The total number of shares that vest is based upon the achievement of certain market conditions which are defined as the company’s total shareholder return as compared to the total shareholder return of certain peer groups during a five year performance period.  The Company uses a Monte Carlo simulation pricing model to determine the fair value of its market condition awards.  The restricted stock awards are equity classified awards under the Share Based Payment Topic of FASB ASC and are measured at fair value at the grant date and the cost, which totals $129,960, is expensed equally over the five year vesting period adjusted for forfeitures.

Back to Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

We manage our debt considering investment opportunities and risk, tax consequences, and overall financial strategies. We are primarily exposed to interest rate risk on our $8,000,000 ($6,004,809 outstanding at September 30, 2010) long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, we entered into an interest rate swap agreement during the second quarter of 2002. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would not materially affect our financial position, results of operations, or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

    As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).  Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Back to Index

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In December 2008, Wintergreen Advisers, LLC (“Wintergreen”), a Delaware limited liability company and ta major shareholder of the Company, filed a Verified Application for Court Ordered Inspection of the Company’s business records in the Circuit Court for the Seventh Judicial Circuit for Volusia County, Florida.  The Verified Application alleged that the Company had not fully satisfied Wintergreen’s second demand to inspect certain corporate records, and Wintergreen sought an order requiring the Company to make additional records available for inspection and also requiring the Company to pay Wintergreen’s costs, including reasonable attorneys’ fees, incurred to obtain the order.  The Company believed that Wintergreen’s second demand did not meet Florida’s statutory requirements for production of records, believed that it had fulfilled all of its statutory obligations to Wintergreen and vigorously defended this action. The hearing in this matter was completed on March 12, 2010, followed by supplemental filings by both parties, the last of which was made on April 8, 2010.  On May 7, 2010, the trial court entered a Final Order Partially Granting and Partially Denying Wintergreen’s Verified Application.  Wintergreen subsequently appealed this matter to the Florida Fifth District Court of Appeal and is presently in the pleadings stage.

    In September 2010, St. Johns River Water Management District ("SJRWMD") served the Company with an administrative complaint in connection with certain Company agricultural operations.  The complaint alleges that the Company constructed and operated a surface water management system without proper permit.  The Company disagreed with SJRWMD's assertions in the complaint and requested an administrative hearing.  The Company's request for hearing was forwarded to the State of Florida Division of Administrative hearings and a hearing is scheduled to begin in late March 2011.  At this time the Company cannot resonably estimate the outcome. The Company does not believe the resolution of this matter will have a material adverse effect on the Company's net income or financial condition.

    From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of our business.  While the outcome of the legal proceedings cannot be predicted with certainty, we do not believe that these proceedings will have a material effect upon our financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER REPURCHASE OF EQUITY SECURITIES

 In November 2008, the Company’s Board of Directors authorized the repurchase by the Company from time to time of up to $8 million of its common stock.  This share repurchase program does not have a stated expiration date.  There were no repurchases made under the program during the quarter and nine months ended September 30, 2010. From inception of the program, the Company has repurchased 4,660 shares of its common stock at a total cost of $104,648.

Back to Index

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 3.1 - Amended and Restated Articles of Incorporation of Consolidated-Tomoka Land Co., dated April 30, 2010, filed as Exhibit 3.1 to the registrant's
             Current Report on Form 8-K filed May 4, 2010, and incorporated herein by reference.

Exhibit 3.2 - Amended and Restated Bylaws of Consolidated-Tomoka Land Co., dated October 27, 2010, filed as Exhibit 3.2 to the registrant's Current Report on Form 8-K filed October 28, 2010, and incorporated herein by reference.

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

CONSOLIDATED-TOMOKA LAND CO.
                    (Registrant)

November 9, 2010 By:	/s/William H. McMunn
William H. McMunn, President and Chief Executive Officer

November 9, 2010 By:	/s/Bruce W. Teeters
Bruce W. Teeters, Senior Vice President - Finance and Treasurer

Back to Index