Form 10-K
period 2010-12-31
CONSOLIDATED TOMOKA LAND CO
filed 2011-03-11
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-11350

CONSOLIDATED-TOMOKA LAND CO.

(Exact name of registrant as specified in its charter)

Florida	59-0483700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530 Cornerstone Boulevard, Suite 100 Daytona Beach, Florida	32117
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code

(386) 274-2202

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered
COMMON STOCK, $1 PAR VALUE	NYSE Amex

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

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant at June 30, 2010, was approximately $159,763,448.

The number of shares of the registrant’s Common Stock outstanding on March 11, 2011 was 5,736,130.

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders, which will be filed with the Security and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2010, are incorporated by reference in Part III of this report.

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

The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2011, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include the risk factors set forth in Item 1A.

While the Company periodically reassesses material trends and uncertainties affecting its results of operations and financial condition, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

PART I

ITEM 1.	BUSINESS

Consolidated-Tomoka Land Co. (which is referred to as the “Company,” “we,” “our,” or “us”) is primarily engaged in real estate, income properties, and golf operations (collectively, the “Real Estate Business”) through its wholly owned subsidiaries. Real estate operations include land sales and development, agricultural operations, and leasing properties for oil and mineral exploration. Income properties primarily consist of the ownership of properties leased on a triple-net and double-net basis. Golf operations consist of the operation of two golf courses, a clubhouse facility, and food and beverage activities. These operations are predominantly located in Volusia County, Florida, with various income properties located in Florida, Georgia, and North Carolina.

The following is information regarding the Company’s business segments. The “General, Corporate, and Other” category includes general and administrative expenses, income earned on investment securities, and other miscellaneous income and expense items.

	2010	2009	2008
	(IN THOUSANDS)
Revenues of each segment are as follows:
Real Estate	$(933)	$2,634	$4,565
Income Properties	9,694	9,570	9,236
Golf	4,474	4,724	4,672
General, Corporate, and Other	176	231	2,082

	$13,411	$17,159	$20,555

Operating income (loss) before income tax for each segment is as follows:
Real Estate	$(2,247)	$1,379	$2,972
Income Properties	7,100	7,299	7,337
Golf	(1,969)	(1,920)	(1,843)
General, Corporate, and Other	(3,738)	(5,513)	(730)

	$(854)	$1,245	$7,736

Identifiable assets of each segment are as follows:
Real Estate	$44,568	$41,255	$36,917
Income Properties	116,329	117,551	117,198
Golf	6,888	7,349	7,876
General, Corporate, and Other	9,974	10,420	11,155

	$177,759	$176,575	$173,146

Identifiable assets by segment are those assets that are used in each segment. General corporate assets and those used in the Company’s other operations consist primarily of cash, investment securities, notes receivable, and property, plant, and equipment.

BUSINESS

In 2000, we adopted a business plan that we believed could increase shareholder value year after year and also produce stable earnings during depressed real estate markets. We committed to minimizing corporate debt and overhead. The real estate market has always been cyclical. In down markets, significant debt can severely weaken a real estate company by forcing it to sell off valuable assets at a discount. Although our revenues and profits grew significantly, prior to the national and local economic downturn experienced in 2008 through 2010, we have only 12 full-time corporate employees—less than we had in 2000.

ITEM 1.	BUSINESS (Continued)

Except for our agricultural operations, we subcontract all other work. To cover operating expenses and produce stable income during challenging economic conditions, we accumulated a debt-free $120 million portfolio of net-lease properties. These strategic initiatives had allowed us to continue to sell land at the highest prices per square-foot in our market. We have a policy of not discounting prices to make a sale even during challenging times. We can afford to hold our lands until the market improves. In short, we believe that our business plan allows us to maximize shareholder value in both good and bad times.

Our business plan accelerates the conversion of our agricultural lands located in Daytona Beach into a geographically diverse portfolio of low-risk income properties utilizing income tax deferral under Section 1031 of the Internal Revenue Code. Our long-held lands are carried on our books at a very low tax basis, and as a result, qualifying land sales generate very large taxable gains. The 1031 exchange process allows us to postpone, hopefully indefinitely, the related income taxes and reinvest 100% of the gross sales proceeds of qualifying sales. To equal the equivalent after-tax returns from our 1031 investment portfolio, alternative investments would need to yield a safe return about 40% greater. Our 1031 investment strategy offers a number of options that can further increase shareholder value. For example, because our portfolio is comprised of net-lease tenants with high quality credit, we have the option of borrowing against a property on a non-recourse basis and reinvesting the borrowed funds into any number of alternate investments, including self-development, without triggering the repayment of the deferred taxes. We expect that leveraging our portfolio in future years will allow us to further increase our return on investment and shareholder value. We test alternative strategies under our business plan, which is reviewed annually by the Board of Directors. This analysis consistently indicates that our 1031 tax strategy, when applicable, coupled with self-development yields the highest potential shareholder value year after year.

Real estate sales and development are highly localized activities. Our success is based on execution of our business plan by a small, but talented, team of employees with the local knowledge and contacts to market our products and obtain the necessary entitlements. Our strategy, coupled with our long-term vision, are the critical steps in building shareholder value. While we often refer to “selling land,” in reality, we are exchanging our low income-producing asset—our agricultural land—into new higher-value geographically dispersed assets that produces predictable income. Coupled with our self-development of certain select income product types, we believe we will grow our assets, cash flow, profits, and shareholder value.

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

The Board and the management team participated in a one-day planning retreat held at the Company’s corporate office and subsequent follow up meetings in 2010 to comprehensively review the Company’s business strategy. It was the consensus of the Board that our overall strategy was sound. The Company decided to make certain adjustments in the types of income properties it would consider appropriate for its 1031 portfolio, deeming the acquisition of credit-quality tenant warehouse, distribution, and manufacturing facilities appropriate, but deeming, small tenant retail centers, restaurants, hotels, and multi-tenant office buildings inappropriate. The Board also provided management with new guidance on the types of properties the Company should and should not consider for self-development on its lands. In addition to flex space buildings and limited tenant office buildings, the Board indicated that management should consider self-development of warehouse and light manufacturing facilities for lease, professional/medical office parks, and “big box” retail properties located on Company lands similar to those currently held in our 1031 portfolio and should not pursue any types of restaurants, small retail centers, shopping centers (except for credit tenant users), hotels, and single-purpose buildings. Finally, the Company will explore additional types of agricultural uses for its undeveloped land.

ITEM 1.	BUSINESS (Continued)

REAL ESTATE OPERATIONS

COMMERCIAL DEVELOPMENT. In 1993, the Company received Development of Regional Impact (“DRI”) approval on a 4,500-acre tract of land located both east and west of Interstate 95 in Daytona Beach, Florida. The tract of land includes approximately 3,000 acres west of Interstate 95 in a mixed-used development known as LPGA International. The LPGA International development includes the headquarters of the Ladies Professional Golf Association, along with two championship golf courses, clubhouse facilities, and residential communities. In addition to these uses, the DRI also provides for resort facilities, and other commercial uses. All of the remaining property within the LPGA International development was sold to MSKP Volusia Partners LLC, a Morgan Stanley-Kitson Partnership (“MSKP”) in 2007. As part of that sales transaction, we took back a mortgage note in the amount of $2,158,317. During 2009, the Company reacquired, through the foreclosure process, 317 acres of property with both residential and commercial designations, which was held as collateral for the note receivable. The remainder of the property owned by MSKP, approximately 1,000 acres, was reacquired by its lender by deed in lieu of foreclosure; and during the first quarter of 2010, a residential development company purchased this property.

The Company owns approximately 1,320 acres of land within the DRI, primarily located east of Interstate 95. At the end of 2002, the Company closed the sale of the first corporate headquarters site at the Company’s new Cornerstone Office Park located within the 250-acre Gateway Business Center at the southeast quadrant of the Interstate 95 interchange at LPGA Boulevard. Development of the office park was substantially completed in 2003, with the opening in January 2004 of the first office building owned and constructed by a third party. The Company’s corporate office is located in this building. A second site within the development was sold during 2005, with a companion 47,000 square-foot office building owned and constructed by a third party, which opened in early 2006.

Development of a 12-acre, 4-lot commercial complex located at the north east corner of LPGA and Williamson Boulevards commenced in 2007. This parcel includes a 22,000 square-foot “Class A” office building constructed and owned by the Company. Occupancy of the office building commenced in the third quarter of 2009, with the building 75% occupied at year end 2010.

Development of the Gateway Commerce Park, a 250-acre industrial, warehouse, and distribution park located south of Gateway Business Center on the east side of Interstate 95 in Daytona Beach, commenced in 2004 with the first phase substantially completed prior to year-end 2004. The first sale within the development closed in February 2004, with construction of a 60,000 square-foot manufacturing and distribution facility by a third party completed in late 2004. Through December 2010, seven sales totaling approximately 70 acres have closed within the Gateway Commerce Park with buildings approximating 350,000 square feet. During early 2011, construction commenced on a 50,000 square-foot third party developed manufacturing facility, which is projected for occupancy in the first quarter of 2012. The constructed buildings include a two-building 31,000 square-foot flex office space complex, which was self-developed by the Company to be held in its portfolio of income properties. During the third quarter of 2010, the Company executed a lease with the State of Florida for 19,200 square feet in the flex office space complex. The addition of this lease will bring occupancy of the complex to over 80%. Occupancy of this space is projected to occur by the fourth quarter of 2011 upon completion of tenant improvements. Total build-out within Gateway Commerce Park, including expansions of existing buildings on the sold and developed parcels, will exceed 1,000,000 square feet.

In early 2011, the Company received final approval of three comprehensive plan amendments covering approximately 2,000 acres of our westerly lands, including approximately 1,800 acres adjacent to State Road 40 near Ormond Beach, Florida. These amendments now provide the Company with significantly improved residential and commercial entitlements. We believe these entitlements will enable the Company to expand its sales and marketing efforts on select commercial properties.

ITEM 1.	BUSINESS (Continued)

Indigo Commercial Realty Inc., a wholly owned commercial real estate brokerage company formed in 1981, is the Company’s agent in the management of developed and undeveloped acreage. Approximately 24 acres of fully developed sites located in the Daytona Beach area and owned by Indigo Group Inc. were available for sale at December 31, 2010. All development and improvements have been completed at these sites.

AGRICULTURAL OPERATIONS. The Company’s agricultural lands encompass approximately 11,000 acres on the west side of Daytona Beach, Florida. Management believes the geographic location of this tract is well situated for future development. Until we believe we can maximize the value, we plan to operate timber and hay businesses on the property. In addition to access by major highways (Interstate 95, Interstate 4, State Road 40, and International Speedway Boulevard), the internal road system for forestry and other agricultural purposes is good. In the summer of 1998, wildfires ravaged central Florida, destroying approximately 8,500 acres of the Company’s timber land. This event and the sale of an approximate 11,000-acre parcel to St. Johns River Water Management District in 1997 reduced the Company’s potential for future income from sales of forest products. Expenses associated with forestry operations consist primarily of real estate taxes, with additional expenses including the costs of installing and maintaining roads and drainage systems, reforestation, and wildfire suppression.

After the wildfires experienced in 1998, the Company began replanting approximately 1,000 acres annually in timber. It is anticipated that the newly planted timber will reach maturity in 15 to 18 years. Based on then current growth projections, a significant portion of the replanted lands east of Interstate 95 and along LPGA Boulevard and certain lands west of Interstate 95 appeared to be in the path of the area’s growth, which could result in some portions of the property being sold prior to the maturity of the timber crop. This situation prompted the Company to develop a business plan in the early 2000’s for conversion of unplanted and immature timber lands into other agricultural uses that would produce saleable crops on a shorter maturity schedule. The timber replanting program was discontinued in 2004.

In late 2004, the Company formed a wholly owned subsidiary, W. Hay LLC, to manage the conversion of certain timber lands into hay production. Annually, management assesses which areas should be converted from timber into hay operations. These decisions are based on the current economics of both the timber and hay businesses, and the then-current evaluation of the estimated maturity date of planted timber parcels. It is currently anticipated that over time a significant portion of the Company’s lands will be converted into hay production or other agricultural uses.

During 2005, the Company hired staff to manage and operate equipment for the ongoing hay operations. Approximately 80 acres of land were planted during 2005, with the first harvest in the first quarter of 2006. During 2006 and 2007, the Company continued to expand its hay operations with the addition of new employees and equipment. At the end of 2010, approximately 1,700 acres were planted with an additional 300 acres in various stages of clearing and planting. Harvesting activities were limited in 2007 through 2010 due to a significant shortage of rainfall in those years.

SUBSURFACE INTERESTS. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 516,000 “surface” acres of land owned by others in various parts of Florida, equivalent to approximately 283,000 acres in terms of full interest. The Company leases its interests to mineral exploration firms when such firms deem exploration to be financially feasible.

Leases on 800 acres have reached maturity, but in accordance with their terms are held by the leasing oil companies without annual rental payments because these acres contain oil wells from which the Company receives royalties.

The Company’s current policy is to not release any ownership rights with respect to its reserved mineral rights. The Company will release surface entry rights or other rights upon request of a surface owner who requires such a release for a negotiated release price based on a percentage of the surface value. In connection with any release, the Company charges a minimum administrative fee.

ITEM 1.	BUSINESS (Continued)

At December 31, 2010, there were two producing oil wells on the Company’s interests. Volume in 2010 was 71,693 barrels and volume in 2009 was 95,882 barrels from two producing wells. Production in barrels for prior recent years was: 2008—74,876, 2007—103,899, 2006—105,553, and 2005—95,062.

INCOME PROPERTIES

The Company’s business strategy involves becoming a company, over time, with a more predictable earnings pattern from geographically dispersed real estate holdings. To this end, the Company has acquired twenty-six income properties since 2000. Additionally, in 2007, the Company expanded into self-development of select properties. Following is a summary of these properties:

LOCATION	TENANT	AREA (SQUARE FEET)	YEAR PURCHASED or DEVELOPED
Tallahassee, Florida	CVS	10,880	2000
Daytona Beach, Florida	Barnes & Noble	28,000	2001
Lakeland, Florida (1)	Vacant	18,150	2001
Sanford, Florida	CVS	11,900	2001
Palm Bay, Florida	Walgreen	13,905	2001
Clermont, Florida	CVS	13,824	2002
Melbourne, Florida	CVS	10,908	2003
Sebring, Florida	CVS	12,174	2003
Kissimmee, Florida	Walgreen	13,905	2003
Orlando, Florida	Walgreen	15,120	2003
Sanford, Florida	CVS	13,813	2003
Apopka, Florida	Walgreen	14,560	2004
Clermont, Florida	Walgreen	13,650	2004
Sebastian, Florida	CVS	13,813	2004
Alpharetta, Georgia	Walgreen	15,120	2004
Powder Springs, Georgia	Walgreen	15,120	2004
Lexington, North Carolina	Lowe’s	114,734	2005
Alpharetta, Georgia	RBC Centura Bank	4,128	2005
Asheville, North Carolina	Northern Tool & Equipment	25,454	2005
Altamonte Springs, Florida	RBC Centura Bank	4,135	2005
Vero Beach, Florida	CVS	13,813	2005
Orlando, Florida	RBC Centura Bank	4,128	2005
Clermont, Florida	CVS	13,813	2005
McDonough, Georgia	Dick’s Sporting Goods	46,315	2006
McDonough, Georgia	Best Buy	30,038	2006
Charlotte, North Carolina	Harris Teeter Supermarket	45,089	2008

26 Properties Acquired		536,489

Self-Developed Properties
Daytona Beach, Florida	Multi-Tenant	22,012	2009
Daytona Beach, Florida	Multi-Tenant	30,720	2009

2 Self-Developed Properties		52,732

Total 28 Properties		589,221

(1)	Barnes & Noble vacated this property on the expiration of its lease on January 31, 2010.

ITEM 1.	BUSINESS (Continued)

With the exception of the Dick’s Sporting Goods and Best Buy properties acquired in 2006 and the two self-developed properties, all properties are leased on a long-term, double or triple-net lease basis.

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

In the third quarter of 2009, we were notified by Barnes & Noble that it would be vacating its store in Lakeland, Florida, upon the expiration of the original lease term at the end of January 2010. The building has since been vacated by Barnes & Noble. The Company is exploring all strategic alternatives on this 18,150 square-foot property. During 2010, a three month short-term lease with Spirit Halloween Superstores was executed on this property, which resulted in income of $45,000 recognized over the third and fourth quarters of 2010. All remaining properties are leased with the average remaining lease term in excess of 12 years, excluding additional option years.

The lease on the Barnes & Noble store in Daytona Beach, Florida, was scheduled to expire at the end of January 2011, excluding option years. An amendment to the lease was executed in October 2010, which extended the lease term through January 31, 2015, at a current market rate. No other leases have less than six years remaining on the initial lease term.

Additionally, the Company has entered into an agreement with Holiday CVS, LLC, to expand its Tallahassee, Florida site and amend the existing triple-net lease to a new 25-year term. The amended lease will reflect the added improvements, which are expected to be completed during the second half of 2011 at a cost approximating $1.6 million.

As mentioned previously, the Company intends to self-develop certain select income properties to hold in our income property portfolio. To date, these self-developed properties consist of the 22,000 square-foot “Class A” office building located at the corner of LPGA and Williamson Boulevards, completed in the third quarter of 2009, and the two-building 30,720 square-foot flex office space complex located in Gateway Commerce Park completed in early 2009. Leasing efforts are continuing on both complexes with the Class A office building 75% occupied. During the third quarter of 2010, the Company executed a lease with the State of Florida for 19,200 square feet in the flex office space complex. The addition of this lease will bring occupancy of the complex to over 80%. Occupancy of this space is projected to occur by the fourth quarter of 2011 upon completion of tenant improvements.

Other rental property is limited to ground leases for billboards and hunting leases covering 5,750 acres. A 12-acre auto dealership site, formerly under lease, was sold in 2006 at a profit approximating $437,000 before income taxes.

ITEM 1.	BUSINESS (Continued)

The average occupancy rates, expressed as a percentage, of our acquired single tenant net-lease income properties for each of the last five years on a portfolio basis are as follows:

Year	Occupancy (1)
2006	100%
2007	100%
2008	100%
2009	95%
2010	93%

(1)	As set forth previously, four CVS Corp. (CVS), (then Eckerd) stores, consisting of a total of 50,708 square feet, were closed during the third quarter of 2004. CVS has continued to make current lease payments in accordance with the terms of the applicable lease agreements, and the four stores are considered occupied.

During 2005, two of the closed CVS stores, consisting of a total of 23,082 square feet, were subleased by CVS.

The average effective annual rental per square foot for our income properties for each of the last five years is as follows:

Year	Annual Rental Per Square Foot
2006	$17.26
2007	$17.27
2008	$16.99
2009	$17.03
2010	$16.48
2006 – 2010	$17.02

The information on lease expirations for each of the ten years starting with 2010 is as follows:

Year	# of Tenant Leases Expiring	Total Square Feet of Leases Expiring	Annual Rents Expiring	Percentage of Gross Annual Rents Expiring
2010	1	18,150	$274,882	2.9%
2011	0	0	0	6.0%
2012	0	0	0	0
2013	0	0	0	0
2014	0	0	0	0
2015	1	28,000	$394,800	5.9%
2016	1	30,038	$480,000	5.0%
2017	2	161,049	$1,266,785	13.3%
2018	0	0	0	0
2019	5	59,252	$1,500,995	15.8%

Each lease has additional option periods beyond the original term of the lease which are exercisable at the tenant’s option.

CVS and Walgreen each account for 10% or more of both rentable square feet and gross income property revenues while Lowe’s accounts for more than 10% of rentable square feet. Information regarding these tenants, including principal provisions of our leases with these tenants is as follows:

CVS Corp.—21% of portfolio by square-feet, 27% by revenue

•	100% of CVS Stores owned by the Company were originally leased and occupied by Eckerd Corporation; CVS Pharmacy Inc. acquired Eckerd Corporation in August 2004 and assumed the leases.

ITEM 1.	BUSINESS (Continued)

•	Primarily 20-year initial lease terms (one lease term is 25 years).

•	Primarily 4 option periods of 5 years each.

•	Primarily no rent increases until option period.

•	Rent ranges from $19+/- per square foot (PSF) to $27+/- PSF.

•	All CVS leases are triple-net (no landlord operating expense and maintenance responsibility).

Walgreen Co.—19% of portfolio by square-feet, 23% by revenue

•	20-year or 25 year initial lease terms.

•	Primarily 6 option periods of 5 years each.

•	No rent increases until option period.

•	Rent ranges from $19+/- to $26+/- PSF.

•	Walgreen leases are either double-net (landlord responsible for structure, roof and in some leases the parking lot) or triple-net (no landlord operating expense and maintenance responsibility).

Lowe’s Corporation (21% of portfolio by square-feet, 7% by revenue)

•	20-year initial lease term.

•	6 option periods of 5 years each.

•	No rent increases until option period.

•	Rent of $6+ PSF.

•	Double-net (landlord responsible for structure, roof, and parking lot).

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

EMPLOYEES

At December 31, 2010 the Company had twenty-one full time employees, and two part-time employees, nine of which work for W. Hay, LLC, and considers its employee relations to be satisfactory. At the end of February 2011, one part-time and three full-time positions were eliminated.

ITEM 1.	BUSINESS (Continued)

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

Our business is subject to a number of significant risks. The risks described below may not be the only risks which potentially could impact our business. These additional risks include those which are unknown at this time or that are currently considered immaterial. If any of the circumstances described below actually occur to a significant degree, our business, financial condition, and/or results of operations could suffer, and the trading price of our common stock could decline.

FUTURE CHANGES IN THE REAL ESTATE MARKET COULD AFFECT THE VALUE OF OUR PROPERTIES AND BUSINESS

We have extensive real estate holdings in the City of Daytona Beach in Volusia County, Florida. The economic growth of Daytona Beach, Florida, where the majority of our land is located, is an important factor in creating demand for our products and services. The creation of new jobs is an important factor in the economic growth of the region. The value of the real property and the revenue from related sale and/or development activities may be adversely affected by a number of factors, including:

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

A FURTHER DOWNTURN IN NATIONAL OR REGIONAL ECONOMIC CONDITIONS, ESPECIALLY IN FLORIDA, COULD CONTINUE TO ADVERSELY IMPACT OUR BUSINESS

The collapse of the housing market, together with the crisis in the credit markets, resulted in a recession in the national economy with rising unemployment, shrinking gross domestic product and drastically reduced consumer spending. At such times, potential customers often defer or avoid real estate purchases due to the substantial costs involved.

ITEM 1A.	RISK FACTORS (Continued)

Our business is especially sensitive to economic conditions in Florida, where our real estate (other than certain income properties) and self-developed properties are located. Florida is currently experiencing continuing weak economic conditions. There is no consensus as to when the economy will improve significantly, and Florida, as one of the hardest hit states, could take longer to recover than the rest of the nation. A prolonged economic downturn could have a material adverse effect on our business, results of operations, and financial condition.

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

On February 10, 2011, we announced William H. McMunn’s retirement as president and CEO effective December 31, 2011. A search for his replacement has commenced. Mr. McMunn has agreed to serve as a consultant during 2012 to provide continuity and an orderly transition.

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

WE SELL PROPERTY IN A HIGHLY COMPETITIVE MARKET, WHICH COULD AFFECT FUTURE BUSINESS

Our competitors are primarily other landowners in the Volusia County area. These competitive conditions can make it difficult to sell land at desirable prices and can adversely affect operations, financial condition, or results of operations.

OUR QUARTERLY RESULTS ARE SUBJECT TO VARIABILITY

We have historically derived a substantial portion of our income from land sales. The timing of commercial land sales activity is not predictable and is generally subject to the purchaser’s ability to obtain acceptable financing and approvals from the city, county and regulatory agencies for their intended use of the land on a timely basis. As these approvals are subject to third party responses, it is not uncommon for delays to occur, which affect the timing of sales closings. These timing issues have caused, and may continue to cause, our operating results to vary significantly from quarter to quarter and year to year.

LOSS OF REVENUES FROM MAJOR TENANTS WOULD REDUCE CASH FLOW

Our two largest income property tenants—CVS and Walgreen—accounted for in excess of 16% of consolidated revenues individually and in the aggregate approximately 36% of consolidated revenues for the year ended December 31, 2010. The default, financial distress, or bankruptcy of one or both of these tenants could cause substantial vacancies. Vacancies reduce revenues until the affected properties can be re-leased and could decrease the ultimate sale value of each such vacant property. Upon the expiration of the leases that are currently in place, we may not be able to re-lease a vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing.

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

As of December 31, 2010, the Company owned two self-developed flex-space income properties, which total approximately 31,000 square feet. These properties were over 80% leased at December 31, 2010. The Company is actively marketing these properties for lease but may not be able to lease these properties on favorable terms or at all. In addition, the lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the income properties at comparable rental rates and in a timely manner.

During early 2010, our Lakeland property was vacated by Barnes & Noble upon expiration of its lease. The Company is exploring all strategic alternatives on this 18,150 square-foot property.

FUTURE GROWTH AND REAL ESTATE DEVELOPMENT REQUIRES ADDITIONAL CAPITAL, THE AVAILABILITY OF WHICH IS NOT ASSURED

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

ITEM 1A.	RISK FACTORS (Continued)

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

OUR LARGEST SHAREHOLDER’S INTERESTS MAY CONFLICT WITH THE INTERESTS OF OTHER INVESTORS, THE BOARD OF DIRECTORS, AND MANAGEMENT

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

In addition to the expense and burden incurred in defending this litigation, management’s efforts and attention may be diverted from ordinary business operations in order to address these claims. See Item 3. “Legal Proceedings” below for more information concerning this litigation.

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

ITEM 2.	PROPERTIES (Continued)

The Volusia County holdings include approximately 10,500 acres within the city limits of Daytona Beach and 33 acres in the City of Ormond Beach. During 2003, the Company acquired 946 acres of land, which will be used for wetlands mitigation. During 2005, the Company purchased $5.1 million of wetland mitigation credits, equivalent to 200 credits. At December 31, 2010, there were 65 mitigation credits remaining with a book value of $1.8 million. Of the 10,500 acres inside the city limits of Daytona Beach, approximately 1,420 acres have received development approval by governmental agencies. The 1,420 acres plus approximately 730 acres owned by the City of Daytona Beach, 446 acres owned by Indigo Community Development District, and 1,900 acres sold to others for development are the site of a long-term, mixed-use development, which includes LPGA International. LPGA International includes the national headquarters of the Ladies Professional Golf Association, along with two championship golf courses and a residential community, a clubhouse, a maintenance facility, and main entrance roads to serve the LPGA International community.

On October 22, 2004, the Company closed on the sale of most of the remaining land (over 1,000 acres) within the LPGA International community, with all the remaining land sold in 2007. The sale to MSKP, which had previously purchased 261 acres within the development, was for a price of approximately $18,000,000. The sale included acreage around the Legends golf course, several commercial parcels fronting International Speedway Boulevard and LPGA Boulevard, and a hotel/resort parcel adjacent to the LPGA International Clubhouse. A subsidiary of the Company continues to operate the golf facilities. As part of the 2007 transaction, we reacquired a mortgage note in the amount of $2,158,317. The mortgage note receivable, which was collateralized by a first mortgage on 317 acres of land with both residential and commercial land use designations, was foreclosed on by the Company in the fourth quarter of 2009. The note receivable was written-off and the land reacquired, with no gain or loss recognized on the transaction with the value supported by independent appraisal.

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

The Company also owns and operates properties for leasing. These properties are discussed under “Item 1. Business-Income Properties” above.

ITEM 3.	LEGAL PROCEEDINGS

In December 2008, Wintergreen Advisers, LLC (“Wintergreen”), a Delaware limited liability company and the largest shareholder of the Company, filed a Verified Application for Court Ordered Inspection of the

ITEM 3.	LEGAL PROCEEDINGS (Continued)

Company’s business records in the Circuit Court for the Seventh Judicial Circuit for Volusia County, Florida. The Verified Application alleged that the Company had not fully satisfied Wintergreen’s second demand to inspect certain corporate records, and Wintergreen sought an order requiring the Company to make additional records available for inspection and also requiring the Company to pay Wintergreen’s costs, including reasonable attorneys’ fees, incurred to obtain the order. The Company believed that Wintergreen’s second demand did not meet Florida’s statutory requirements for production of records, believed that it had fulfilled all of its statutory obligations to Wintergreen and vigorously defended this action. The hearing in this matter was completed on March 12, 2010, followed by supplemental filings by both parties, the last of which was made on April 8, 2010. On May 7, 2010, the trial court entered a Final Order Partially Granting and Partially Denying Wintergreen’s Verified Application. Wintergreen subsequently appealed this matter which is presently pending before the Florida Fifth District Court of Appeal.

In September 2010, St. Johns River Water Management District (“SJRWMD”) served the Company with an administrative complaint in connection with certain Company agricultural operations. The complaint alleges that the Company constructed and operated a surface water management system without the proper permit. The Company disagreed with SJRWMD’s assertions in the complaint and requested an administrative hearing. The Company’s request for hearing was forwarded to the State of Florida Division of Administrative Hearings and a hearing was scheduled to begin in late March 2011, but was rescheduled for July 2011. On March 4, 2011, the parties filed a joint motion to cancel the hearing on July 12, 2011, and to place this case in abeyance which was granted by the Administrative Law Judge. This motion was precipitated by ongoing settlement negotiations and proposed legislation involving the agricultural exemption presently before the Florida legislature. The parties proposed to file a case status report no later than July 1, 2011 relative to status of legislation. While it is too early to evaluate a potential outcome, the Company does not expect that these proceedings will have a material adverse effect on the Company’s financial condition.

From time to time, the Company may be a party to certain other legal proceedings not mentioned above, incidental to the normal course of our business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK PRICES AND DIVIDENDS

The Company’s common stock trades on the NYSE Amex under the symbol CTO. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends paid per share over the two years ended December 31, 2010:

2010	$0.04
2009	$0.30

On January 27, 2011, a dividend of $0.01 per share was declared by the Company’s Board of Directors payable on March 1, 2011 to shareholders of record on February 10, 2011.

The level of future quarterly dividends will be subject to an ongoing review of the overall economy with emphasis on our local real estate market, cash flow, and our capital needs including stock repurchases.

Indicated below are high and low sales prices of our stock for each full quarter within the last two fiscal years. All quotations represent actual transactions.

	2010		2009
	High	Low	High	Low
	$	$	$	$
First Quarter	37.10	30.15	39.97	21.56
Second Quarter	35.50	27.42	38.19	28.13
Third Quarter	32.00	26.19	43.76	32.06
Fourth Quarter	29.99	26.02	40.48	32.46

The number of shareholders of record as of March 1, 2011 (without regard to shares held in nominee or street name) was 662.

There have been no sales of unregistered securities within the past three years.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

STOCK PERFORMANCE GRAPH

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Consolidated-Tomoka Land Co., the NYSE AMEX Composite Index and a Peer Group

The following performance graph shows a comparison of cumulative total shareholder return from a $100 investment in stock of the Company over the five-year period ending December 31, 2010, with the cumulative shareholder return of the NYSE Amex Composite Index and a Real Estate Industry Index provided by Research Data Group, which consists of four companies; Avatar Holdings, California Coastal Communities Inc., Maxxam Inc., and Oakridge Holdings Inc. Note that historic stock price performance is not necessarily indicative of future price performance.

	12/05	12/06	12/07	12/08	12/09	12/10
Consolidated-Tomoka Land Co.	100.00	102.67	89.36	54.94	50.72	42.01
NYSE Amex Composite	100.00	119.54	144.62	87.02	118.50	152.13
Real Estate Industry Index	100.00	111.85	59.18	31.48	22.40	283.36

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

ISSUER REPURCHASES OF EQUITY SECURITIES

In November 2008, the Company’s Board of Directors authorized the Company to repurchase from time to time up to $8 million of its common stock. The Company has repurchased 4,660 shares of its common stock at a cost of $104,648 under this plan and remains authorized to repurchase shares of its common stock up to a dollar value of $8 million. There is no expiration date for the plan.

The following table shows that the Company made no repurchases of its common stock during the quarter ended December 31, 2010, under the stock repurchase program described above:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 – October 31, 2010	—	—	—	$7,895,352
November 1, 2010 – November 30, 2010	—	—	—	$7,895,352
December 1, 2010 – December 31, 2010	—	—	—	$7,895,352

Total	—	—	—	$7,895,352

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

	Five-Year Financial Highlights
	2010	2009	2008	2007	2006
	(Unaudited) (In thousands except per share amounts)
	$	$	$	$	$
Summary of Operations:
Revenues:
Real Estate	13,235	16,928	18,473	39,833	42,336
Profit on Sales of Other Real Estate Interest	19	36	1,370	2,580	679
Interest and Other Income	157	195	712	663	574

TOTAL	13,411	17,159	20,555	43,076	43,589

Operating Costs and Expenses	(10,351)	(10,170)	(10,006)	(15,613)	(15,280)
General and Administrative Expenses	(3,914)	(5,744)	(2,813)	(6,170)	(6,819)
Income Taxes	251	(444)	(2,901)	(7,760)	(7,486)

Income (Loss) Before Discontinued Operations, and Cumulative Effect of Change in Accounting Principles	(603)	801	4,835	13,533	14,004
Income (Loss) from Discontinued Operations, Net of tax	—	—	—	—	240
Cumulative Effect of Change in Accounting Principles, Net of tax	—	—	—	—	(216)

Net Income (Loss)	(603)	801	4,835	13,533	14,028

Basic Earnings Per Share:
Income (Loss) Before Discontinued Operations and Cumulative Effect of Change in Accounting Principles	$(0.11)	$0.14	$0.84	$2.37	$2.47
Income from Discontinued Operations, Net of Tax	—	—	—	—	0.04
Cumulative Effect of Change in Accounting Principles, Net of Tax	—	—	—	—	(0.04)

Net Income (Loss)	$(0.11)	$0.14	$0.84	$2.37	$2.47

Diluted Earnings Per Share:
Income (Loss) Before Discontinued Operations, and Cumulative Effect of Change in Accounting Principles	$(0.11)	$0.14	$0.84	$2.36	$2.46
Income from Discontinued Operations, Net of Tax	—	—	—	$—	0.04
Cumulative Effect of Change in Accounting Principles, Net of Tax	—	—	—	$—	(0.04)

Net Income (Loss)	$(0.11)	$0.14	$0.84	$2.36	$2.46

Dividends Paid Per Share	$0.04	$0.30	$0.40	$0.38	$0.34

Summary of Financial Position:
Total Assets	$177,759	$176,575	$173,146	$171,833	$153,774
Shareholders’ Equity	$117,600	$118,034	$117,814	$116,671	$102,997
Long-Term Debt	$15,249	$13,210	$8,550	$6,807	$7,062

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS OVERVIEW

We are primarily engaged in real estate land sales and development, reinvestment of land sales proceeds into income properties, and golf course operations. We own approximately 11,600 acres in Florida, of which approximately 10,500 are located within and form a substantial portion of the western boundary of The City of Daytona Beach. Our lands are well-located in the central Florida’s Interstate 4 corridor, providing an opportunity for reasonably stable land sales in future years.

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

Until the dramatic downturn in the national and local economies in 2008, sales activity on Company owned lands had been strong over the preceding several years. No land sales occurred in 2010. Sales during 2009 consisted of the sale of 16 acres of land, of which fourteen acres were uplands and two acres were wetlands. Development activities on and around Company owned lands continued relatively strong throughout 2008 and into 2009 with the commencement and completion of projects planned or in process before the downturn. Sales and development activities over the last several years included: the sale of 120 acres of land to Florida Hospital for the construction of a new hospital, which opened in July 2009; the expansion of the Daytona Beach Auto Mall, including the opening of BMW and Volkswagen dealerships during 2010; the opening of a second office building in the Cornerstone Office Park; continued development within the 250-acre Gateway Commerce Park (where a 32,000 square-foot industrial building was completed in early 2009) and the 60-acre Interstate Commerce Park, both adjacent to Interstate 95; and the sale of approximately 100 acres of land west of Interstate 95 on which Father Lopez, a private high school, was constructed and opened in August 2008. In early 2009, the City of Daytona Beach police headquarters, located adjacent to Gateway Commerce Park, was completed and occupied. Also in 2009, construction was completed on a 288-unit apartment complex and a medical office building, with development of a townhouse residential community on the east side of Interstate 95 continuing. During the first quarter of 2009, construction commenced on an upscale restaurant on a parcel adjacent to the Interstate 95 and LPGA Boulevard interchange, which the Company sold during the fourth quarter of 2008. This restaurant facility, Vince Carter’s, opened for business in February 2010. On the west side of Interstate 95, development has been completed on a fire station, a hotel, and Furniture Row, a 59,000 square-foot furniture retail store, in the Interstate Commerce Park, along with a new elementary school which opened in August 2009. In early 2011, groundbreaking took place on a 50,000 square-foot third party developed manufacturing facility located in Gateway Commerce Park. Occupancy of the facility is projected for the first quarter of 2012.

Historical sales and profits are not indicative of future results because of the unique nature of land sales and variations in the cost basis of owned land. A significant portion of the Company’s profits, in any given year, is generated through relatively large commercial land sales transactions. The process for these land sales transactions, from the time of preliminary discussions through contract negotiations, due diligence periods, and the closing, can last from several months to several years. The trend in Company profits in 2005 through 2010, in particular profits from real estate sales during that period, followed the overall general trend of the national and local economies and the real estate markets. The residential real estate market reached its peak in late 2005 and early 2006, weakening thereafter with the market, hampered by the overall economy and credit crisis. The local commercial real estate market lagged the residential market downturn by approximately two years. The Company was able to close sales contracts during 2007, which were generated during the years of the strong real estate market. We entered 2008 with a relatively strong contract backlog of real estate contracts. As the economy, real estate markets, and credit markets continued to slow, several of the contracts in place did not result in

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

closings as buyers took a more conservative approach. Although there have been recent signals of improvement in the overall economy and credit markets, we do not expect a significant improvement of economic conditions, in particular the real estate market, during 2011.

In 2000, we initiated a strategy of investing in income properties utilizing the proceeds of agricultural land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes. Through the end of 2010, we had invested approximately $120 million in twenty-six income properties through this process.

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

In the third quarter of 2009, we were notified by Barnes & Noble that it would be vacating its store in Lakeland, Florida, upon the expiration of the original lease term at the end of January 2010. The building has since been vacated by Barnes & Noble. The Company is exploring all strategic alternatives on this 18,150 square-foot property. During 2010, a three-month short-term lease with Spirit Halloween Superstores was executed on this property, which resulted in income of $45,000 recognized over the third and fourth quarters of 2010. All remaining properties remain leased with the average remaining lease term in excess of 12 years, excluding additional option years.

The lease on the Barnes & Noble store in Daytona Beach, Florida, was scheduled to expire at the end of January 2011, excluding option years. An amendment to the lease was executed in October 2010 which extended the lease term through January 31, 2015, at a current market lease rate. No other leases have less than six years remaining on the initial lease term.

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

We currently have two self-developed projects in the lease-up stage. The first project is a two-building 31,000 square-foot flex office space complex located within Gateway Commerce Park. Construction of these buildings was completed in 2008. During the third quarter of 2010, the Company executed a lease with the State of Florida for 19,200 square feet in the flex office space complex. The addition of this lease will bring occupancy of the complex to slightly over 80%. Occupancy of this space is projected to occur by the fourth quarter of 2011, upon completion of tenant improvements.

The second property is the first phase of a 12-acre, 4-lot commercial complex located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida. The parcel includes a 22,000 square-foot “Class A” office building. With the exception of additional tenant improvements, which are to be made as vacant space is leased, construction of the building has been completed. Approximately 75% of the building is under lease to two tenants, both of which commenced occupancy in the third quarter of 2009.

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

Prior to 2007, golf operations revenues had grown despite an overall decline in golf course revenues in Florida. The Florida golf industry has been hurt by the over-building of golf courses and hurricane activity in past years. The overall weak national and local economies led to continued losses in 2008 through 2010. Extreme cold and rainy weather conditions experienced in the first quarter of 2010, normally the strongest profitability period, also contributed to the overall weak results from golf operations in 2010. We believe that improvement in golf course operations will be a function of stronger economic conditions, increased tourist demand, a reduction in new golf course construction which has been experienced in the last several years, and most importantly, increased residential growth in LPGA International and adjoining land to the west and northwest. LPGA International and nearby projects currently under development are planned to contain about 6,000 additional dwelling units. Our efforts to improve revenues and profitability have focused on providing quality products and services while maintaining consistent and stringent cost control for both golf course and food service activities.

Our agricultural operations consist of growing, managing, and selling timber and hay on approximately 10,700 acres of land on the west side of Daytona Beach, Florida. We are currently in the process of converting a portion of our timberlands to hay production, and considering other agricultural uses.

SUMMARY OF 2010 OPERATING RESULTS

A loss amounting to $602,954, equivalent to $0.11 per share, was posted for the year ended December 31, 2010. This loss represents a substantial downturn from profits of $800,570, equivalent to $0.14 per share, earned in 2009. The decrease in profitability was the result of lower profits from real estate sales, as no transactions were closed during the period, in addition to the correction of an accounting error related to the recording of land sales in the second quarter of 2009, as discussed in “NOTE 2. MODIFICATION OF AN ACCOUNTING TREATMENT” in the consolidated financial statements. The correction had the effect of decreasing net income by $720,000. During 2009’s first nine months, the Company had ancillary sales of sixteen acres of land generating revenues totaling $2,633,947 to Volusia County for a road construction project. Partially offsetting the unfavorable results from real estate sales transactions was a positive variance in stock option accruals, approximating $545,000 after income tax.

We also use Earnings before Depreciation, Amortization, and Deferred Taxes (EBDDT) as a performance measure. Our strategy of investing in income properties through the deferred tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT for the 2010 and 2009 fiscal years:

	Year Ended
	December 31, 2010	December 31, 2009
Net Income (Loss)	$(602,954)	$800,570
Add Back:
Depreciation and Amortization	2,727,399	2,771,633
Deferred Taxes	817,846	958,932

Earnings before Depreciation, Amortization, and Deferred Taxes	$2,942,291	$4,531,135

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

EBDDT totaled $2,942,291 for calendar year 2010, compared to $4,531,135 in the prior year. This 35% reduction was primarily attributable to the lower earnings during the period. Also contributing to the decreased EBDDT was a $141,086 reduction in the add-back for deferred taxes. The deferred tax add-back in 2009 was impacted by the deferral of gains for income tax purposes on the real estate transactions closed during the year. Partially offsetting this impact was an increased add-back for deferred taxes in 2010 resulting from approximately $1,000,000 associated with accelerated depreciation from amended tax returns filed based on a cost segregation study performed on the Company’s income and golf properties.

RESULTS OF OPERATIONS

2010 Compared to 2009

REAL ESTATE OPERATIONS

REAL ESTATE SALES

Real estate operations posted a loss of $2,247,256 for the year ended December 31, 2010. The loss was the result of no real estate land sales closed during the period. Additionally, a $1,125,000 accounting modification to real estate sales revenues from transactions which occurred in the prior year was posted in the second quarter of 2010. This correction resulted in negative revenues totaling $932,669 during 2010.

Profits from real estate sales during 2009 amounted to $1,378,594 and were realized on the ancillary sale of sixteen acres of property to Volusia County for the Dunn Avenue extension project. Revenues of $2,633,947 were produced from real estate sales for the year (see Note 2 in the consolidated financial statements for discussion of accounting correction related to land sales in second quarter 2009).

INCOME PROPERTIES

During 2010, income properties realized revenues totaling $9,693,834, which generated profits totaling $7,100,312. These profits represented a 3% decrease from profits amounting to $7,299,202 recorded in 2009. The downturn in profits was the result of a 14% increase in costs and expenses during the year. The cost and expense increase was primarily attributable to costs, including depreciation, associated with the self-developed properties. A significant portion of this increase will be offset in the future by tenant reimbursements commencing in 2011 and thereafter. Partially offsetting the rise in costs and expenses was a 1% gain in leasing revenues. The rise in revenues during the year was attained on increased rents from our two-self-developed properties, partially offset by the loss of rents from the Lakeland, Florida Barnes & Noble property, which was vacated at the end of the lease term at the end of January 2010. Revenues from income properties amounting to $9,570,129 were posted in 2009.

GOLF OPERATIONS

Despite improved results during each of the last three quarters of 2010, harsh weather conditions, including record cold and rain experienced during the first quarter of the year, resulted in increased losses from golf operations for calendar year 2010 when compared to the prior year. Losses from golf operations totaling $1,969,274 and $1,920,000 were posted for the twelve months of 2010 and 2009, respectively. Revenues decreased 5% to $4,473,429 in 2010 due to a 4% decline in the number of rounds played during the period, coupled with a 3% decrease in average rate paid per round played. Revenues totaling $4,723,825 were realized during 2009. Golf operations costs and expenses totaled $6,442,703 and represented a 3% decrease from the prior year’s same period costs and expenses totaling $6,642,825. The reduction of golf costs and expenses was due to the reduced activity during the period coupled with lower course maintenance expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

GENERAL, CORPORATE, AND OTHER

Releases on 13 acres of subsurface interests produced profits on sales of other real estate interests amounting to $19,225 during 2010, with income of $35,839 generated on the release of 18 acres of mineral surface entry rights during calendar year 2009.

Interest and other income totaled $156,914 in 2010. This amount represented a 20% decrease from 2009’s interest and other income which totaled $195,609. The fall was primarily due to lower investment returns earned during the period.

A substantial reduction in general and administrative expenses was achieved during 2010. The 32% reduction was the result of lower compensation due to employee reductions and stockholders expense in addition to lower stock option accrual costs. Partially offsetting these cost savings were higher legal fees primarily associated with shareholder litigation. General and administrative expenses totaled $3,914,218 and $5,744,659 for the twelve months of 2010 and 2009, respectively.

SUMMARY OF 2009 OPERATING RESULTS

For the year ended December 31, 2009, profits totaling $800,570 were earned, equivalent to $0.14 per share. These profits represented an 83% decline from 2008 calendar year profits of $4,834,900, equivalent to $0.84 per share. The decrease in profitability was primarily attributable to lower profits from land sales, in addition to substantially higher general and administrative expenses due to increased expenses associated with stock option accruals. A decrease in the price of our stock in 2008 resulted in an addition to income of $1,208,095, after income taxes, related to reductions in stock option accruals for that year.

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

EBDDT totaled $4,531,135 for 2009, and EBDDT totaling $7,924,025 for 2008. The decrease in EBDDT from the prior year was primarily associated with the lower net income. EBDDT for 2009 included an increase in deferred income taxes of $669,460 associated with decreased pension liabilities while 2008 EBDDT included a reduction of deferred income taxes of $780,125 due to increased pension liabilities, with both amounts recorded directly in shareholders’ equity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

2009 Compared to 2008

REAL ESTATE OPERATIONS

REAL ESTATE SALES

Real estate sales posted a profit of $1,378,594 on the sale of 16 acres of commercial property for the year ended December 31, 2009. The sales consisted of 14 acres of uplands and 2 acres of wetlands and generated revenues totaling $2,633,947. The average sales price per upland acre was $178,274 for the year. During 2008, 24 acres of land were sold, all of which were for commercial uses. These sales consisted of 22 acres of uplands and 2 acres of wetlands and generated total revenues and profits from real estate sales of $4,565,599 and $2,972,030, respectively. The average sales price for 2008 per upland acre sold was $191,390. Real estate sales costs and expenses totaled $1,255,353 in 2009 and represented a decline of 21% from costs and expenses amounting to $1,593,569 during 2008. This decrease was primarily associated with lower cost of sales on the reduced sales volume.

In 2010, the Company determined the original accounting for a land sales transaction should be modified. Revenues totaling $1,125,000 recognized in 2009 should have been deferred to recognize the commitment to fund the Company’s share of the Dunn Avenue road extension. The modification of the accounting of the land sale was recognized in 2010 (see Note 2 in the consolidated financial statements for discussion of accounting modification related to land sales).

INCOME PROPERTIES

During 2009, income properties’ revenues increased 4% to $9,570,129, with revenues in 2008 totaling $9,235,775. The gain in revenues for the year was the result of lease revenues from the new self-developed Class A office building located in Daytona Beach, Florida coupled with full year revenues from the Charlotte, North Carolina, Harris Teeter supermarket building which was acquired in April 2008. These revenue increases were more than offset by a 20% rise in income properties costs and expenses, resulting in a 1% fall in profits. Profits from income properties amounted to $7,299,202 and $7,337,494 for 2009 and 2008, respectively. The increase in costs and expenses, to $2,270,927 in 2009, was attributed to costs, including depreciation, from the office building along with costs associated with the Gateway Commerce Park flex buildings and additional depreciation from full year ownership of the Harris Teeter supermarket building. Income properties costs and expenses were $1,898,281 in 2008.

GOLF OPERATIONS

Golf operations posted a loss of $1,920,000 in 2009. This loss represented a 4% increase over the loss of $1,843,094 realized in 2008. Revenues totaling $4,723,825 were generated during 2009, a 1% increase over prior year’s revenues amounting to $4,671,618. The revenue gain was achieved on a 6% increase in food and beverage revenues, offset by a 1% decline in revenues from golfing activities. The number of golf rounds played during 2009 rose 23% over 2008, but was offset by a 17% reduction in the average rate paid per round played. Golf operations costs and expenses increased 2% over the prior year to $6,643,825, and included a one-time charge of approximately $115,000 for the settlement of a lawsuit. Excluding that charge, golf costs and expenses were in line with 2008 costs and expenses totaling $6,514,712.

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

When compared to the prior year, interest and other income declined 73% to $195,609, with interest and other income of $712,496 earned in 2008. This decrease was the result of lower investment interest earned on decreased investment securities, lower interest earned on mortgage notes receivable due to the non-accrual of interest on delinquent notes, and decreased interest on funds held for reinvestment through the like-kind exchange process.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and investment securities totaled $5,277,242 at December 31, 2010, in line with the balances totaling $5,233,533 one year earlier. There were no funds being held for reinvestment through the like-kind exchange process at either date. The Company’s notes payable increased $2,038,859 during the year with a balance of $12,249,248 outstanding at year end 2010. Major uses of funds during the period were centered on land acquisition and development activities.

The Company reinvested approximately $2,742,000 on the acquisition of 11 acres of land through Internal Revenue Code Section 1033 involuntary conversion under threat of condemnation tax deferral provisions. We plan to reinvest an additional $5,250,000 in future years through this process, including the scheduled purchase of 14 acres of land for approximately $1,800,000 and the acquisition of land and leasehold improvements to be made at the CVS store in Tallahassee, Florida approximating $1,600,000.

Development activities during the year included the continuation of the hay conversion program and the completion and approval of the comprehensive plan amendments on approximately 2,000 acres of the Company’s westerly lands, which provides significantly improved residential and commercial entitlements. Approximately $1,160,000 was expended on these and other development projects during the year.

Other uses of funds during the year included $550,000 for the funding of the Company’s share of the Dunn Avenue road extension and the payment of dividends amounting to $229,000, equivalent to $0.04 per share. The Company received refunds of income taxes paid totaling $1,244,000 during 2010. These refunds primarily resulted from accelerated depreciation generated from cost segregation studies performed on the Company’s income and golf properties.

Capital expenditures projected for 2011 approximate $6,200,000. The projected expenditures include the acquisition of 14 acres of land, and CVS leasehold improvements, through the IRS Section 1033 process, for $1,800,000 and $1,600,000, respectively, as described above . Additional capital expenditures projected for 2011 consist of approximately $900,000 for continuation of the hay conversion program and $900,000 for tenant improvements at our self-developed flex office space in Gateway Commerce Center. Additional funds are expected to be expended on tenant improvements on our self-developed income properties and the recently vacated property in Lakeland, Florida, as leases are secured. Other than the committed tenant improvements, capital expenditures can be reduced at our discretion based on operating cash needs. As additional funds become available through qualified sales, we expect to reinvest in additional real estate opportunities.

Capital to fund the planned expenditures in 2011 is expected to be provided from cash, operating activities, and financing sources that are currently in place, including the revolving line of credit. Additionally, the Company has a portfolio of investment securities which totaled $4,939,625 at December 31, 2010, and primarily

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

On March 29, 2010, the Company entered into an amendment to its credit agreement with SunTrust Bank as the lender with respect to its line of credit. The line of credit is unsecured with a maximum loan amount of $15,000,000, a maturity date of March 29, 2012, and an interest rate of 310 basis points over the 1-month London Interbank Offer Rate. The credit agreement includes a covenant of the Company that it will not, in any single fiscal year, incur, create, assume or add any additional indebtedness or liability in an amount which exceeds $1,000,000, without SunTrust’s permission. There was a balance of $9,325,741 outstanding on the line of credit at December 31, 2010.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect the repurchases from time to time through a variety of methods, including open market repurchases and privately negotiated transactions. The repurchase plan is intended to be funded through reduced dividend payments in the future. We have no plans to increase debt to fund the repurchase plan. Through March 1, 2011, 4,660 shares had been repurchased at a total cost of $104,647, with no repurchases occurring during 2010.

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

The following table summarizes our significant contractual obligations and commercial commitments on an undiscounted basis at December 31, 2010, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

PAYMENT DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	$	$	$	$	$
Long-Term Debt Obligations	15,839,480	698,967	15,140,513	—	—
Operating Leases Obligations	6,049,654	571,029	1,145,292	1,000,000	3,333,333
Acquisition and Development Obligations	1,600,000	1,600,000	—	—	—

Total	23,489,134	2,869,996	16,285,805	1,000,000	3,333,333

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

During 2009, a real estate transaction closed in which the Company had a commitment to fund up to $1,125,000 for its share of road construction costs. During 2010, the Company’s revised projected cost participation, amounting to $554,196, was paid. The remaining balance, totaling $570,804, is recorded as a liability on the balance sheet at December 31, 2010. This amount is subject to true-up based on the actual cost of construction and an adjustment will be recorded as income upon the final true-up.

We acquire income properties with long-term leases in place. Upon acquisition, the portion of the purchase price which represents the market value associated with the lease is allocated to an intangible asset. The amount of the intangible asset represents the cost of replacing the tenant should the lease be discontinued. Factors such as vacancy period, tenant improvements, and lease commissions, among others, are considered in calculating the intangible asset. The intangible asset is amortized over the remaining life of the lease at the time of acquisition. At December 31, 2010, the intangible asset associated with the income properties totaled $4,167,478 net of amortization of $2,429,061. At December 31, 2009 and 2008, the intangible assets totaled $4,588,649 and $5,009,819, respectively. These amounts were net of amortization of $2,007,891 and $1,586,721 for 2009 and 2008, respectively.

In accordance with the Accounting for the Impairment or Disposal of Long-Lived Assets Topic of FASB ASC, we have reviewed the recoverability of long-lived assets, including real estate development, income properties, and other property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may or may not be recoverable. Examples of situations considered to be triggering events include: a substantial decline in operating cash flows during the period, a current or projected loss from operations, an income property not fully leased or leased at rates that are less than current market rates; and any other quantitative or qualitative events deemed significant by our management. Long-lived assets are evaluated for impairment by using an undiscounted cash flow approach, which considers future estimated capital expenditures. Impairment on long-lived assets is measured at fair value by estimating discounted future operating cash flow and sales price, less cost to sell. There has been no impairment of long-lived assets reflected in the consolidated financial statements.

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

in no ineffectiveness for the three years ended December 31, 2010. A liability in the amount of $511,779 and $685,513 at December 31, 2010 and 2009, respectively, has been established on our balance sheet. The change in fair value, net of applicable taxes, in the cumulative amount of $314,076 and $421,076 at December 31, 2010 and 2009, respectively, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

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

Under the 2010 Plan, the Company has granted to certain key employees non-vested restricted stock where vesting is based upon the achievement of certain market conditions, which are defined as the Company’s total shareholder return as compared to the total shareholder return of certain peer groups during a five-year performance period. During 2010, 5,700 non-vested restricted shares were granted to employees.

The Company uses a Monte Carlo simulation pricing model to determine the fair value of its market condition awards. The determination of the fair value of market condition-based awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of awards, the relative performance of the Company’s stock price and shareholder returns to those companies in its peer group annual dividends and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market condition, provided the requisite service period is met.

We also maintain a stock option plan pursuant to which 500,000 shares of our common stock may be issued. This plan (the “2001 Plan”) was approved at the April 25, 2001 Shareholders’ meeting. Under the 2001 Plan, the option exercise price equals the stock market price on the date of grant.

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

In connection with the grant of non-qualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value of the underlying shares at the time of exercise. All options granted to date have been non-qualified options. There were no stock options or stock appreciation rights granted under the 2001 Plan in 2010.

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

We manage our debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. We are primarily exposed to interest rate risk on our $8,000,000 ($5,923,507 outstanding at December 31, 2010) long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, we entered into an interest rate swap agreement during the second quarter of 2002. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would not materially affect our financial position, results of operations, or cash flows.

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

ITEM 9A.	CONTROLS AND PROCEDURES (Continued)

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In conducting this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company has maintained effective internal control over financial reporting as of December 31, 2010. The report of the independent registered accounting firm that audited the financial statements included in this Annual Report on Form 10-K is incorporated herein at Item 15.

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

The information required to be set forth herein, except for the information included under the heading “Executive Officers of the Registrant” below, is included in the Company’s definitive proxy statement for its 2011 annual shareholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2010 (the “Proxy Statement”), which sections are incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages at January 31, 2010, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

William H. McMunn, 64, chairman of the board from April 2008 to June 2009, president of the Company since January 2000, and chief executive officer since April 2001. Executive officer since 2000. On February 10, 2011 the Company announced Mr. McMunn will be retiring as of December 31, 2011.

Bruce W. Teeters, 65, senior vice president-finance and treasurer since January 1988. Executive officer since 1988.

All of the above are elected annually as provided in the Company’s Bylaws.

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

Under the 2010 Plan, the Company has granted to certain key employees non-vested restricted stock where vesting is based upon the achievement of certain market conditions, which are defined as the Company’s total shareholder return as compared to the total shareholder return of certain peer groups during a five-year performance period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Continued)

The Company also maintains the 2001 Stock Option Plan (“the 2001 Plan”) pursuant to which 500,000 shares of the Company’s common stock may be issued. The 2001 Plan in place was approved at the April 25, 2001 shareholders’ meeting. Under the 2001 Plan, the option exercise price equals the stock market price on the date of grant. The options vest over five years and all expire after ten years. The 2001 Plan provides for the grant of (1) incentive stock options, which satisfy the requirements of Internal Revenue Code (IRC) Section 422, and (2) non-qualified options, which are not entitled to favorable tax treatment under IRC Section 422. No optionee may exercise incentive stock options in any calendar year for shares of common stock having a total market value of more than $100,000 on the date of grant (subject to certain carryover provisions). In connection with the grant of non-qualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock equal to a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise. All options granted to date have been non-qualified options.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (2)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Plan Category
Equity Compensation Plans Approved by Security Holders (1):	254,000	$52.91	248,900
Equity Compensation Plans not Approved by Security Holders:	—	—	—

TOTAL	254,000	$52.91	248,900

(1)	Consist of the 2001 Plan and the 2010 Plan . Under the 2001 plan 44,600 shares remain available for issuance, however, the Board of Directors has voted to not grant any additional shares under the 2001 Plan.
(2)	Consists of 254,000 stock options granted under the 2001 plan.

The other information required to be set forth herein is included in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be set forth herein is included in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be set forth herein is included in the Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3. EXHIBITS

See Index to Exhibits on page 37 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO. (Registrant)

March 11, 2011	By:	/s/ WILLIAM H. MCMUNN
William H. McMunn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 11, 2011	President and Chief Executive Officer (Principal Executive Officer), and Director	/s/ WILLIAM H. MCMUNN

March 11, 2011	Senior Vice President-Finance, and Treasurer (Principal Financial and Accounting Officer)	/s/ BRUCE W. TEETERS

March 11, 2011	Chairman of the Board, Director	/s/ WILLIAM J. VOGES

March 11, 2011	Director	/s/ JOHN J. ALLEN

March 11, 2011	Director	/s/ WILLIAM H. DAVISON

March 11, 2011	Director	/s/ GERALD L. DEGOOD

March 11, 2011	Director	/s/ JEFFRY B. FUQUA

March 11, 2011	Director	/s/ WILLIAM L. OLIVARI

March 11, 2011	Director	/s/ HOWARD C. SERKIN

March 11, 2011	Director	/s/ LINDA LOOMIS SHELLEY

March 11, 2011	Director	/s/ A. CHESTER SKINNER, III

March 11, 2011	Director	/s/ THOMAS P. WARLOW, III

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

COMMISSION FILE NO. 001-11350

CONSOLIDATED-TOMOKA LAND CO.

(Exact name of registrant as specified in the charter)

EXHIBIT INDEX

(3.1)	Amended and Restated Articles of Incorporation of Consolidated-Tomoka Land Co., dated April 28, 2010 filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed May 4, 2010, and incorporated herein by this reference.	*

(3.2)	Amended and Restated Bylaws of Consolidated-Tomoka Land Co., dated October 27, 2010, filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed October 28, 2010, and incorporated herein by this reference.	*

10	Material Contracts:

(10.3)	The Consolidated-Tomoka Land Co. 2001 Stock Option Plan effective April 25, 2001, filed with the registrant’s Registration Statement on Form S-8 filed on June 20, 2001 and incorporated by this reference (File No. 333-63400).	*

(10.4)	Lease Agreement dated August 28, 1997, between the City of Daytona Beach and Indigo International Inc., a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated by this reference.	*

(10.5)	Development Agreement dated August 18, 1997 between the City of Daytona Beach and Indigo International Inc., a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated by this reference.	*

(10.6)	Master Loan and Security Agreement between Consolidated-Tomoka Land Co. and SunTrust Bank dated July 1, 2002, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated by this reference.	*

(10.7)	Amendment dated March 29, 2007 to Master Loan and Security Agreement dated May 31, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s Current Report on Form 8-K on April 3, 2007, and incorporated by this reference.	*

(10.8)	Master Loan and Security Agreement between Consolidated-Tomoka Land Co. and SunTrust Bank dated May 31, 2002, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated by this reference.	*

(10.9)	Third Amendment dated March 29, 2007 to Master Loan and Security Agreement dated July 1, 2002, between Consolidated-Tomoka Land Co., and SunTrust Bank, filed with the registrant’s Current Report on Form 8-K on April 3, 2007, and incorporated by this reference.	*

(10.10)	Amendment dated March 29, 2010 to Master Loan and Security Agreement dated May 31, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s current report Form 8-K on March 30, 2010, and incorporated by this reference.

(10.11)	International Swap Dealers Association, Inc. Master Agreement dated April 8, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated by this reference.	*

(10.12)	Confirmation of Interest Rate Transaction dated April 9, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated by this reference.	*

**(10.13)	Form of Stock Option and SAR Agreement under the Consolidated-Tomoka Land Co. 2001 Stock Option Plan filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated by this reference.	*

**(10.14)	Agreement, dated February 8, 2011, between Consolidated-Tomoka Land Co. and William H. McMunn, filed with the registrant’s Current Report on Form 8-K on February 10, 2011, and incorporated by this reference.	*

EXHIBIT INDEX (CONTINUED)

**(10.15)	Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan, effective April 28, 2010, filed with the registrant’s current report on Form 8-K on May 4, 2010, and incorporated by this reference.	*

**(10.16)	Form of Restricted Share Award Agreement under the Consolidated-Tomoka Land Co., 2010 Equity Incentive Plan, filed herewith.

**(10.17)	Consolidated-Tomoka Land Co. Annual Executive Cash Bonus Plan, adopted April 28, 2010, filed with the registrant’s current report on Form 8-K on May 4, 2010, and incorporated by this reference.	*

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	- Incorporated by Reference
**	- Management Contract or Compensatory Plan or Arrangement

CONSOLIDATED-TOMOKA LAND CO.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Consolidated-Tomoka Land Co.:

We have audited the accompanying consolidated balance sheets of Consolidated-Tomoka Land Co. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III-Real Estate and Accumulated Depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Consolidated-Tomoka Land Co.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Jacksonville, Florida

March 11, 2011

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Consolidated-Tomoka Land Co.:

We have audited Consolidated-Tomoka Land Co.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Consolidated-Tomoka Land Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Consolidated-Tomoka Land Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Consolidated-Tomoka Land Co. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 11, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Jacksonville, Florida

March 11, 2011

Certified Public Accountants

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Assets
Cash	$337,617	$266,669
Investment Securities (Note 3)	4,939,625	4,966,864
Refundable Income Taxes (Note 4)	29,351	433,006
Land and Development Costs (Note 5)	27,047,317	26,700,494
Intangible Assets (Note 1)	4,167,478	4,588,649
Other Assets	8,192,705	5,634,017

	44,714,093	42,589,699

Property, Plant, and Equipment
Land, Agriculture and Subsurface Interests	14,770,388	13,960,019
Golf Buildings, Improvements, and Equipment	11,823,081	11,798,679
Income Properties: Land, Buildings, and Improvements	119,935,128	119,800,091
Other Furnishings and Equipment	3,262,345	3,262,345
Construction in Process	346,968	—

Total Property, Plant, and Equipment	150,137,910	148,821,134
Less Accumulated Depreciation and Amortization	(17,093,053)	(14,835,701)

Net Property, Plant, and Equipment	133,044,857	133,985,433

Total Assets	$177,758,950	$176,575,132

Liabilities
Accounts Payable	$1,046,581	$864,186
Accrued Liabilities	7,216,039	7,385,250
Accrued Stock Based Compensation (Note 9)	761,827	1,428,641
Pension Liability (Note 7)	791,941	1,377,719
Deferred Income Taxes (Note 4)	35,093,214	34,275,368
Notes Payable (Note 6)	15,249,248	13,210,389

Total Liabilities	60,158,850	58,541,553

Shareholders’ Equity
Preferred Stock—50,000 Shares Authorized, $100 Par Value; None Issued	—	—
Common Stock—25,000,000 Shares Authorized; $1 Par Value; 5,723,980 and 5,723,268 Shares Issued and Outstanding at December 31, 2010 and 2009, respectively	5,723,980	5,723,268
Additional Paid-In Capital	5,164,102	5,131,246
Retained Earnings	107,807,321	108,639,227
Accumulated Other Comprehensive Loss	(1,095,303)	(1,460,162)

Total Shareholders’ Equity	117,600,100	118,033,579

Total Liabilities and Shareholders’ Equity	$177,758,950	$176,575,132

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Calendar Year
	December 31, 2010	December 31, 2009	December 31, 2008
Income:
Real Estate Operations:
Real Estate Sales
Sales and Other Income	$(932,669)	$2,633,947	$4,565,599
Costs and Other Expenses	(1,314,587)	(1,255,353)	(1,593,569)

	(2,247,256)	1,378,594	2,972,030

Income Properties
Leasing Revenues and Other Income	9,693,834	9,570,129	9,235,775
Costs and Other Expenses	(2,593,522)	(2,270,927)	(1,898,281)

	7,100,312	7,299,202	7,337,494

Golf Operations
Sales and Other Income	4,473,429	4,723,825	4,671,618
Costs and Other Expenses	(6,442,703)	(6,643,825)	(6,514,712)

	(1,969,274)	(1,920,000)	(1,843,094)

Total Real Estate Operations	2,883,782	6,757,796	8,466,430
Profit on Sales of Other Real Estate Interests	19,225	35,839	1,369,696
Interest and Other Income	156,914	195,609	712,496

Operating Income	3,059,921	6,989,244	10,548,622
General and Administrative Expenses	(3,914,218)	(5,744,659)	(2,812,803)

Income (Loss) Before Income Taxes	(854,297)	1,244,585	7,735,819
Income Taxes (Note 4)	251,343	(444,015)	(2,900,919)

Net Income (Loss)	$(602,954)	$800,570	$4,834,900

Per Share Information (Note 10):
Basic and Diluted Net Income (Loss) Per Share	$(0.11)	$0.14	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income (Loss)
Balance December 31, 2007	$5,725,806	$5,130,574	$107,012,038	$(1,197,810)	$116,670,608
Net Income	—	—	4,834,900	—	4,834,900	$4,834,900
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative (Net of Tax of $155,256)	—	—	—	(247,223)	(247,223)	(247,223)
Pension:
Transition Obligation (Net of Tax of $2,888)	—	—	—	(4,599)	(4,599)	(4,599)
Prior Service Cost (Net of Tax of $8,185)	—	—	—	13,033	13,033	13,033
Actuarial Net Loss (Net of Tax of $785,419)	—	—	—	(1,250,667)	(1,250,667)	(1,250,667)

Comprehensive Income						$3,345,444

Exercise of Liability Classified Stock Options	1,709	87,381	—	—	89,090
Cash Dividends ($0.40 per share)	—	—	(2,290,835)	—	(2,290,835)

Balance, December 31, 2008	$5,727,515	$5,217,955	$109,556,103	$(2,687,266)	$117,814,307

Net Income	—	—	800,570	—	800,570	$800,570
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative (Net of Tax of $101,164)	—	—	—	161,088	161,088	161,088
Pension:
Transition Obligation (Net of Tax of $2,888)	—	—	—	(4,599)	(4,599)	(4,599)
Prior Service Cost (Net of Tax of $8,185)	—	—	—	13,033	13,033	13,033
Actuarial Net Gain (Net of Tax of $664,163)	—	—	—	1,057,582	1,057,582	1,057,582

Comprehensive Income						$2,027,674

Exercise of Liability Classified Stock Options	413	13,278	—	—	13,691
Stock Buyback	(4,660)	(99,987)			(104,647)
Cash Dividends ($0.30 per share)	—	—	(1,717,446)	—	(1,717,446)

Balance December 31, 2009	$5,723,268	$5,131,246	$108,639,227	$(1,460,162)	$118,033,579

Net Loss	—	—	(602,954)	—	(602,954)	$(602,954)
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative (Net of Tax of $67,018)	—	—	—	106,716	106,716	106,716
Pension:
Transition Obligation (Net of Tax of $2,888)	—	—	—	(4,599)	(4,599)	(4,599)
Prior Service Cost (Net of Tax of $8,185)	—	—	—	13,033	13,033	13,033
Actuarial Net Gain (Net of Tax of $156,818)	—	—	—	249,709	249,709	249,709

Comprehensive Loss						$(238,095)

Exercise of Liability Classified Stock Options	712	24,192	—	—	24,904
Stock Compensation Expense from Restricted Stock Grants		8,664			8,664
Cash Dividends ($0.04 per share)	—	—	(228,952)	—	(228,952)

Balance December 31, 2010	$5,723,980	$5,164,102	$107,807,321	$(1,095,303)	$117,600,100

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Calendar Year
	December 31, 2010	December 31, 2009	December 31, 2008
Cash Flow from Operating Activities:
Net Income (Loss)	$(602,954)	$800,570	$4,834,900
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used In) Provided by Operating Activities:
Depreciation and Amortization	2,727,399	2,771,633	2,655,088
Loss on Sale of Property, Plant, and Equipment	6,395	—	13,357
Deferred Income Taxes	817,846	958,932	434,037
Stock Based Compensation	(632,894)	253,424	(1,966,781)
Decrease (Increase) in Assets:
Refundable Income Taxes	403,655	—	—
Notes Receivable	—	150,000	1,010,728
Land and Development Costs	(3,094,729)	(3,723,663)	(3,318,682)
Other Assets	189,218	(18,897)	1,851,684
Increase (Decrease) in Liabilities:
Accounts Payable	182,395	158,091	254,005
Accrued Liabilities, and Accrued Stock
Based Compensation and Pension Liability	(390,130)	(341,904)	158,348
Income Taxes Payable	—	(1,236,206)	(1,821,843)

Net Cash (Used In) Provided by Operating Activities	(393,799)	(228,020)	4,104,841

Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment	(1,372,047)	(3,487,029)	(18,153,273)
Acquisition of Intangible Assets	—	—	(704,485)
Decrease in Restricted Cash for Acquisitions Through the Like-Kind Exchange Process	—	462,765	9,924,785
Proceeds from Calls or Maturities of Investment Securities	5,856,951	7,596,993	15,725,687
Acquisition of Investment Securities	(5,829,712)	(7,302,989)	(10,793,461)

Net Cash Used In Investing Activities	(1,344,808)	(2,730,260)	(4,000,747)

Cash Flow from Financing Activities:
Proceeds from Notes Payable	10,981,000	16,463,000	12,745,000
Payments on Notes Payable	(8,942,141)	(11,802,926)	(11,002,073)
Cash Proceeds from Exercise of Stock Options	7,181	2,059	5,090
Cash Used to Settle Stock Appreciation Rights	(7,533)	(3,878)	(36,315)
Cash Used for Repurchase of Common Stock	—	(104,647)	—
Dividends Paid	(228,952)	(1,717,446)	(2,290,835)

Net Cash Provided By (Used In) Financing Activities	1,809,555	2,836,162	(579,133)

Net Increase (Decrease) in Cash	70,948	(122,118)	(475,039)
Cash, Beginning of Year	266,669	388,787	863,826

Cash, End of Year	$337,617	$266,669	$388,787

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental Disclosure of Cash Flows:

The Company completed foreclosure on two notes receivable during 2009 totaling $4,153,693, plus accrued interest totaling $211,799, with the notes receivable and accrued interest written off and the land reacquired. There was no gain or loss recognized on the transactions.

Total interest paid was $693,496, $546,383, and $537,077 for the years 2010, 2009, and 2008, respectively. Interest paid included interest of $3,793, $137,644, and $185,503, capitalized to land development and construction in process in 2010, 2009, and 2008, respectively.

Income taxes totaling $1,243,711 were refunded in 2010, with income taxes totaling $1,924,972 and $3,353,343 paid in 2009, 2008, respectively.

During 2010, the Company received impact fee credits totaling $2,747,906 from the County of Volusia as reimbursement for road construction costs incurred in prior years by the Company on behalf of the County. This non-cash transaction was reflected on the balance sheet as a reclassification of land and development costs to other assets.

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Consolidated-Tomoka Land Co., a Florida corporation, and its wholly owned subsidiaries: Indigo Group Inc., Indigo Group Ltd., Indigo International LLC, Indigo Development LLC, Indigo Commercial Realty Inc., Indigo Grand Champions One LLC, Indigo Grand Champions Two LLC, Indigo Grand Champions Three LLC, Indigo Grand Champions Four LLC, Indigo Grand Champions Five LLC, Indigo Grand Champions Six LLC, Indigo Grand Champions Seven LLC, Indigo Grand Champions Eight LLC, Indigo Grand Champions Nine LLC, Indigo Grand Champions Ten LLC, Palms Del Mar Inc., W. Hay Inc., and W. Hay LLC, (collectively, “the Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Because of the adverse market conditions that currently exist in the Florida and national real estate markets, and financial and credit markets, it is possible that the estimates and assumptions, most notably with the Company’s investment in investment securities, income properties, and its pension liability, could change materially during the time span associated with the continued weakened state of these real estate and financial markets.

CASH

Cash includes cash on hand, bank demand accounts, and money market accounts having original maturities at acquisition date of 90 days or less.

ACCOUNTS RECEIVABLE

Accounts receivable primarily consist of rent receivables from income properties. The impairment of these receivables is determined based on a review of specifically identified accounts using judgments, which are made with respect to the collectability of the receivable based on historical experience and current economic trends.

LAND AND DEVELOPMENT COSTS

The carrying value of land and development includes the initial acquisition costs of land, improvements thereto, and other costs incidental to the acquisition or development of land.

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

These costs are allocated to properties on a relative sales value basis and are charged to costs of sales as specific properties are sold. Due to the nature of the business, land and development costs have been classified as an operating activity on the consolidated statements of cash flows.

Interest of $96,762 and $96,638 was capitalized to land and development during 2009 and 2008, respectively, with no interest capitalized during 2010.

INTANGIBLE ASSETS

Intangible assets consist of the in-place lease value associated with single-tenant income properties acquired by the Company. This in-place lease value was determined by estimating the cost of replacing the lease should it not be in-place. Factors, such as foregone rent and leasing commissions among others, are taken into account to determine the in-place lease value. This value is amortized over the remaining term of the lease at the time the properties are purchased. At December 31, 2010, the in-place lease value totaled $4,167,478, net of amortization of $2,429,061. At December 31, 2009, the in-place lease value totaled $4,588,649, net of amortization of $2,007,891.

The estimated amortization expense for each of the calendar years 2011-2015 is $421,170. The weighted average amortization period of the in-place lease value is 17 years.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations . Subsurface interests are included in property, plant, and equipment with no net cost basis at December 31, 2010. The amount of depreciation and amortization of property, plant, and equipment, exclusive of amortization related to intangible assets, recognized for the years 2010, 2009, and 2008, was $2,306,229, $2,350,464, and, $2,242,724, respectively. Interest of $3,793, $40,882, and $88,865 was capitalized to construction in process during 2010, 2009, and 2008, respectively.

The range of estimated useful lives for property, plant, and equipment is as follows:

Golf Buildings and Improvements	10-43 Years
Golf Equipment	5-10 Years
Income Properties Buildings and Improvements	40 Years
Other Furnishings and Equipment	5-25 Years
Agriculture Equipment	5-10 Years

The acquisition cost of land, timber, real estate taxes, site preparation and other costs relating to the planting and growing of timber are capitalized to property, plant, and equipment. Such costs attributed to the timber are charged to cost of sales at the time timber is harvested. Timber and timberlands are stated at the lower cost or market value.

Costs associated with the conversion of property to hay, including site preparation and other costs related to the planting of the permanent crop are capitalized to property, plant, and equipment. Costs of growing the crop is accumulated until the time of harvest and recorded as inventory until sold, at which time it is charged to cost of sales. Hay inventory is stated at the lower of cost or market value.

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LONG-LIVED ASSETS

The Company reviews the recoverability of long-lived assets, including real estate held for development and sale, and property, plant, and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of situations considered to be triggering events include: a substantial decline in operating cash flows during the period, a current or projected loss from operations, an income property not fully leased or leased at rates that are less than current market rates; and any other quantitative or qualitative events deemed significant by our management. Long-lived assets are evaluated for impairment by using an undiscounted cash flow approach, which considers future estimated capital expenditures. Impairment on long-lived assets is measured at fair value by estimating discounted future operating cash flow and sales price, less cost to sell. There has been no impairment of long-lived assets reflected in the consolidated financial statements for the three years ended December 31, 2010.

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

During 2009 a real estate sales transaction closed in which the Company had a commitment to fund up to $1,125,000 for its share of road construction costs. During 2010, the Company’s revised project cost participation, amounting to $554, 196, was paid. The remaining balance, totaling $570,804, is recorded as a liability on the balance sheet at December 31, 2010. This amount is subject to true-up based on the actual cost of construction and an adjustment will be recorded as income upon the final true-up.

INCOME PROPERTIES

The rental of the Company’s income properties are classified as operating leases. The Company recognizes lease income on these properties on a straight-line basis over the term of the lease.

OPERATING LEASE EXPENSE

The Company leases property and equipment, which are classified as operating leases. The Company recognizes lease expense on a straight-line basis over the term of the lease.

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

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The amount of deferred compensation shall increase annually by an amount which is equal to interest on the deferred compensation at the rate of return earned by the Company on its investment securities. Compensation credited to a participant shall be deferred until such participant ceases to be a member of the Board of Directors, officer, or key employee, at which time the amounts accumulated shall be distributed in the manner elected. The plans are non-qualified plans as defined by the Internal Revenue Service. The amount of deferred compensation reflected in accrued liabilities on the consolidated balance sheets at December 31, 2010 and 2009 was $1,984,132 and $2,155,935, respectively. Deferred compensation earnings allocated to the deferred compensation balance for the three years ended December 31, 2010, was $125,012, $147,026, and $152,102, respectively.

PENSION

The Company has a funded, non contributory defined benefit pension plan covering all eligible employees.

In accordance with the Pension Protection Act, the Company’s method of funding is to fund the target normal cost plus and amount necessary to amortize the funding shortfall over a period of seven years.

STOCK OPTIONS

The Company maintains a stock option plan (“the Plan”) pursuant to which 500,000 shares of the Company’s common stock may be issued. The Plan in place was approved at the April 25, 2001 shareholders’ meeting. Under the Plan, the option exercise price equals the stock market price on the date of grant. The options generally vest over five years and all expire after ten years. In connection with the grant of non-qualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock equal to a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise. The expenses associated with stock options and stock appreciation rights are recognized over their requisite service period.

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

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Under the 2010 Plan, the Company grants to key employees non-vested restricted stock where vesting is based upon the achievement of certain market conditions, which are defined as the Company’s total shareholder return as compared to the total shareholder return of certain peer groups during a five-year performance period.

The Company uses a Monte Carlo simulation pricing model to determine the fair value of its market condition awards. The determination of the fair value of market condition-based awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of awards, the relative performance of the Company’s stock price and shareholder returns to those companies in its peer group, annual dividends, and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market condition, provided the requisite service period is met.

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

The largest of the Company’s income property tenants consist of CVS Corporation and Walgreen Co., which the Company considers good credit-quality tenants. CVS Corporation revenues accounted for 27% of consolidated revenue during 2010, with Walgreen Co. accounting for 23% of consolidated revenue. CVS Corporation and Walgreen Co. accounted for 20% and 17% of the Company’s income portfolio in terms of rentable square feet in 2010, respectively. The Company has diversified its income property tenant mix with Barnes & Noble, Lowe’s Home Improvement Center, Northern Tool & Equipment Co., RBC Centura Bank, Dick’s Sporting Goods, Harris Teeter Supermarket, and Best Buy, as tenants.

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The largest carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, and accounts payable at December 31, 2010 and 2009, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s notes payable approximates fair value at December 31, 2010 and 2009, since the notes are at floating rates or fixed rates, which approximate current market rates for notes with similar risks and maturities. The interest rate swap derivative is carried at its fair value at December 31, 2010 and 2009.

The interest rate swap arrangement changes the variable rate cash flow exposure on the debt obligations to fixed cash flows so that we can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under the Derivative Instruments and Hedging Activities Topic of FASB ASC, which requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss. The fair market value of the interest rate swap agreement was determined using Significant Other Observable Inputs (Level 2). A financial model is used to determine the fair market value of the interest rate swap. The model estimates the expected cash flows discounted at the risk-free rate, using the treasury yield curve, plus the current market observable LIBOR interest rate spread to treasuries, adjusted for the credit risk of the Company. The fair market value recorded on the consolidated balance sheet at December 31, 2010, was a liability of $511,779. The change in fair value, net of applicable taxes, in the cumulative amount of $314,076 at December 31, 2010, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

DERIVATIVE INSTRUMENT AND CERTAIN HEDGING ACTIVITY

The Company accounts for its cash flow hedging derivative under the Accounting for Derivative Instruments and Certain Hedging Activities Topic of FASB ASC.

The derivative is recognized on the balance sheet at its fair value. On the date the derivative contract was entered into, the Company designated the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability (“cash flow hedge”).

The Company formally documents the relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative that is used in hedging the transaction is highly effective in offsetting changes in cash flows of the hedged item. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of the derivative, that is highly effective, and that was designated and qualified as a cash-flow hedge is recorded in other comprehensive loss, until earnings are affected by the variability in cash flows of the designated hedged item.

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

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACCOUNTING PRONOUNCEMENTS

In January 2010 the FASB issued guidance regarding fair value measurements and disclosures about fair value measurements. This guidance requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this guidance requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We do not expect the adoption of this guidance to have a material impact on our financial statements.

NOTE 2.    MODIFICATION OF AN ACCOUNTING TREATMENT

During the second quarter of 2009, the Company recorded ancillary sales of two parcels of land and an easement to Volusia County for right-of-way, retention ponds, and construction access for the Dunn Avenue extension road project. During the second quarter of 2009, the Company and Volusia County executed a joint funding agreement which required the Company, Volusia County, and the City of Daytona Beach to each fund $1,125,000 of the estimated $9,900,000 construction, engineering, and inspection costs for the Dunn Avenue extension project. The land sales were recorded at closing when the cash proceeds were received in full. The commitment to fund a portion of the construction costs was initially expected to be recorded as land development cost when incurred since the Company owned additional adjoining land benefitting from the expenditure. The $1,125,000 funding commitment was previously disclosed in the second quarter 2009 Form 10-Q and 2009 Form 10-K.

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

The Company classifies as held to maturity those securities which the Company has the intent and ability to hold through their stated maturity date. Investment securities, which are classified as held to maturity, are carried at cost, adjusted for amortization of premiums and accretion of discounts. Gains and losses are determined using the specific identification method. For the years ended December 31, 2010, 2009, and 2008, losses of $46,914, $44,966, and $75,227, respectively, were recognized on the disposition of investment securities.

Investment securities as of December 31, 2010 and 2009, are as follows:

	2010	2009
Investments Held to Maturity
Debt Securities Issued by States and Political Subdivisions of States	$4,810,381	$4,837,620
Preferred Stocks	129,244	129,244

Total Investments Held to Maturity	$4,939,625	$4,966,864

NOTE 3.    INVESTMENT SECURITIES (Continued)

The contractual maturities of investment securities held to maturity are as follows:

Maturity Date	Amount
Within 1 Year	$1,966,608
1-5 Years	1,948,360
6-10 Years	297,560
After 10 Years	727,097

$4,939,625

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity securities by major security type and class of security at December 31, 2010 and 2009, were as follows:

At December 31, 2010	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Debt Securities Issued by States and Political Subdivisions of States	$4,810,381	$12,009	$(85,826)	$4,736,564
Preferred Stocks	129,244	—	(25,377)	103,867

	$4,939,625	$12,009	$(111,203)	$4,840,431

At December 31, 2009	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Debt Securities Issued by States and Political Subdivisions of States	$4,837,620	$5,421	$(89,179)	$4,753,862
Preferred Stocks	129,244	—	(43,502)	85,742

	$4,966,864	$5,421	$(132,681)	$4,839,604

The Fair Value of all investment securities were measured using quoted prices in active markets, Level 1 inputs, throughout each of the years.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009, respectively. The unrealized losses on investments in debt securities issued by states and political subdivisions of states were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

	Less than 12 Months		12 Months or More		Total
Held at December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Issued by States and Political Subdivisions of States	$2,454,164	$17,807	$1,349,667	$68,019	$3,803,831	$85,826
Preferred Stocks	—	—	103,867	25,377	103,867	25,377

	$2,454,164	$17,807	$1,453,534	$93,396	$3,907,698	$111,203

NOTE 3.    INVESTMENT SECURITIES (Continued)

	Less than 12 Months		12 Months or More		Total
Held at December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Issued by States and Political Subdivisions of States	$1,890,982	$19,712	$1,661,285	$69,467	$3,552,267	$89,179
Preferred Stocks	—	—	85,742	43,502	85,742	43,502

	$1,890,982	$19,712	$1,747,027	$112,969	$3,638,009	$132,681

At December 31, 2010, investment securities totaling $2,116,584, were pledged as collateral for a $1.6 million letter credit which guarantees payment of leasehold improvements at the CVS store in Tallahassee, Florida. These leasehold improvements are to be made in exchange for a new twenty-five year lease.

NOTE 4.    INCOME TAXES

The Company accounts for income taxes under the Accounting for Income Taxes Topic of FASB ASC.

The provisions for income taxes are summarized as follows:

	2010		2009		2008
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$(793,324)	$561,921	$168,074	$195,969	$1,278,620	$1,128,226
State	(46,732)	26,792	37,260	42,712	252,881	241,192

Total	$(840,056)	$588,713	$205,334	$238,681	$1,531,501	$1,369,418

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

NOTE 4.    INCOME TAXES (Continued)

The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows:

	DEFERRED TAX
	2010	2009
Deferred Tax Assets
Depreciation	$1,575,923	$2,075,433
Deferred Compensation	765,379	831,652
Charitable Contributions Carryforward	1,978,574	1,963,398
Interest Rate Swap	197,419	264,437
Deferred Lease Expense	1,410,303	1,357,809
Pension and Other Post Retirement Benefits	397,632	630,090
Stock Options	297,217	551,098

Gross Deferred Tax Assets	6,622,447	7,673,917
Less-Valuation Allowance	(2,309,787)	(2,093,381)

Net Deferred Tax Assets	4,312,660	5,580,536

Deferred Tax Liabilities
Sales of Real Estate	(38,757,251)	(39,208,078)
Basis Difference in Joint Venture	(342,638)	(342,638)
Other—Net	(305,985)	(305,188)

Total Deferred Tax Liabilities	(39,405,874)	(39,855,904)

Net Deferred Tax Liability	$(35,093,214)	$(34,275,368)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2010 and 2009, we believe it is more likely than not that a portion of the Company’s deferred tax assets will not be realized. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion of all of the deferred tax assets will not be realized. As of December 31, 2010 and 2009, the valuation allowance was $2,309,787, and $2,093,381, respectively.

The valuation allowance is primarily related to charitable contribution carryforwards, in addition to basis difference in joint ventures. The valuation allowance was increased by $216,406 in 2010 with an increase of $49,797 in 2009. The change in valuation allowance in both years was due to modification of management’s projections of the utilization of the charitable contribution over the five-year carryforward period. Taxes related to the deduction for charitable contribution carryforwards, which expire in 2011 and 2012, approximate $1,730,000 and $217,000, respectively.

NOTE 4.    INCOME TAXES (Continued)

Following is a reconciliation of the income tax computed at the federal statutory rate of 35% for 2010, 2009, and 2008:

	CALENDAR YEAR
	2010	2009	2008
Income Tax Expense Computed at Federal Statutory Rate	$(299,004)	$435,605	$2,707,537
Increase (Decrease) Resulting from:
State Income Tax, Net of Federal Income Tax Benefit	(28,999)	47,367	321,148
Tax Exempt Interest Income	(71,799)	(83,161)	(120,814)
Adjustment to Valuation Allowance	216,406	49,797	—
Other Reconciling Items	(67,947)	(5,593)	(6,952)

(Benefit) Provision for Income Taxes	$(251,343)	$444,015	$2,900,919

The Company files a consolidated income tax return in the United States Federal jurisdiction and the States of Florida, Georgia, and North Carolina. The Internal Revenue Service has audited the federal tax returns through the year 2006, with all proposed adjustments settled. The Company recognizes all potential accrued interest and penalties to unrecognized tax benefits in income tax expense. For the year ended December 31, 2010, the Company recognized no uncertain tax positions or accrued interest and penalties for uncertain tax positions.

Income taxes of $1,243,711 were refunded in the year ended December 31, 2010.

NOTE 5.    LAND AND DEVELOPMENT COSTS

Land and development costs at December 31, 2010 and 2009, are summarized as follows:

	December 31,
	2010	2009
Undeveloped Land	$1,004,607	$1,004,607
Land and Development Costs	26,042,710	25,695,887

	$27,047,317	$26,700,494

NOTE 6.    NOTES PAYABLE

Notes Payable consisted of the following:

	December 31,
	2010	2009
NOTES PAYABLE
Payable monthly based on 20-year amortization, interest floating based on the 30-day LIBOR Market Index rate plus 1.25%. Principal balance due July 2012 (See discussion of interest rate swap below)	$5,923,507	$6,239,967

LINE OF CREDIT
A line of credit totaling $15,000,000 at December 31, 2010, expiring March 2012, with interest at the 30-day LIBOR Market Index rate plus 3.1%	9,325,741	—
A line of credit totaling $20,000,000 at December 31, 2009, which expired March 2010, with interest at the 30-day LIBOR Market Index rate plus 1.4%	—	$6,970,422

	$15,249,248	$13,210,389

NOTE 6.    NOTES PAYABLE (Continued)

The required annual principal payments on notes payable are as follows:

Year Ending December 31,	Amount
2011	$311,181
2012	14,938,067
2013	—
2014	—
2015 and Thereafter	—

$15,249,248

Interest expense was $689,703, $408,739, and $351,574, net of capitalized interest, for 2010, 2009, and 2008, respectively.

On April 8, 2002, the Company entered into an interest rate swap agreement to mitigate the interest rate risk on the variable rate debt of the Company. The Company expects the cash flows related to the swap to be highly effective in offsetting the changes in the cash flows of the variable rate debt.

On July 1, 2002, the Company entered into an $8,000,000 long-term financing arrangement. The new variable rate debt is for a ten-year term, which has been fixed at a rate of 7.35% through the use of an interest rate swap.

The change in the fair value of the interest rate swap, from its inception, has resulted in the recording of an accrued liability in the amount of $511,779 and $685,513 at December 31, 2010 and 2009, respectively. The cumulative change in fair value, net of applicable taxes, in the amount of $314,360 and $421,076 at December 31, 2010 and 2009, respectively, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity. This activity represents a non-cash transaction. The notional amount of the interest rate swap was equivalent to the outstanding balance of the financing, $5,923,507 at December 31, 2010, and $6,239,967 at December 31, 2009.

In addition, the Company has an unsecured $15,000,000 revolving line of credit with the same financing source. There was a balance of $9,325,741 outstanding on the line of credit at December 31, 2010 with an outstanding balance of $6,970,422 on the prior line of credit at December 31, 2009. The Company had letters of credit outstanding totaling $1,600,000 and $127,351 at December 31, 2010 and 2009, respectively. These letters of credit guarantee the acquisition of property and development work will be completed. The $1,600,000 letter of credit is collateralized by $2,116,584 of the investment securities. The balance available to borrow on the line of credit was $5,674,259 and $12,902,227 at December 31, 2010 and 2009, respectively.

There are no debt covenants on the Company’s notes payable, with the exception of a negative covenant which provides the Company will not in any single fiscal year incur, create, assume, or add any additional indebtedness in an amount which exceeds $1,000,000 without the approval of its lender.

NOTE 7.    PENSION PLAN

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

NOTE 7.    PENSION PLAN (Continued)

Following are the components of the Net Period Benefit Cost:

	December 31,
	2010	2009	2008
Service Cost	$265,495	$355,211	$336,368
Interest Cost	462,936	451,011	435,201
Expected Return on Plan Assets	(580,594)	(464,385)	(520,466)
Amortization of Unrecognized Transition Gain	(7,487)	(7,487)	(7,487)
Amortization of Unrecognized Prior Service Cost	21,218	21,218	21,218
Amortization of Net Loss from Earlier Periods	53,593	175,612	65,785

Net Periodic Benefit Cost	$215,161	$531,180	$330,619

The Company made contributions totaling $380,681 in 2010.

The change in projected benefit obligation is as follows:

	December 31,
	2010	2009
Benefit Obligation at Beginning of Year	$8,106,316	$8,195,631
Service Cost	265,495	355,211
Interest Cost	462,936	451,011
Actuarial (Gain) Loss	185,349	(495,209)
Benefits and Plan Expenses Paid	(412,993)	(400,328)

Benefit Obligation at End of Year	$8,607,103	$8,106,316

The change in plan assets is as follows:

	December 31,
	2010	2009
Fair Value of Plan Assets at Beginning of Year	$6,728,597	$5,068,401
Actual Return on Plan Assets	1,118,877	1,515,309
Employer Contribution	380,681	545,215
Plan Expenses Paid	(83,064)	(70,772)
Benefits Paid	(329,929)	(329,556)

Fair Value of Plan Assets at End of Year	$7,815,162	$6,728,597

The funded status of the pension obligation consists of the following:

	December 31,
	2010	2009
Estimated Pension Benefit Obligation
Accumulated Benefit Obligation	$(8,305,256)	$(7,708,971)
Additional Benefits Based on Estimated Future Salary Levels	(301,847)	(397,345)

Projected Benefit Obligation	(8,607,103)	(8,106,316)
Fair Value of Plan Assets	7,815,162	6,728,597

Accrued Pension Liability	$(791,941)	$(1,377,719)

NOTE 7.    PENSION PLAN (Continued)

The accumulated benefits obligation at December 31, 2010 and 2009 was $8,305,256 and $7,708,971, respectively.

The actuarial assumptions made to determine the projected benefit obligation and the fair value of plan assets are as follows:

	December 31,
	2010	2009
Weighted Average Discount Rate	5.50%	6.00%
Weighted Average Asset Rate of Return	8.50%	9.00%
Compensation Scale	5.00%	5.00%

The Company uses the “Citigroup Pension Liability Index” to determine the discount rate. The weighted average asset rate of return is primarily based on both historical and projected future returns of the portfolio as a whole.

OTHER PENSION PLAN DISCLOSURE INFORMATION

Amortization Periods:

The transition liability (asset) re-established on January 1, 2001, is being amortized in level amounts over 11.07 years.

The excess of the unrecognized (gain) or loss (if any) over the larger of 10% of the projected benefit obligation or 10% of the market related value of assets is amortized in level amounts over 12.05 years.

The prior service cost re-established on January 1, 2001, is being amortized in level amounts over 11.07 years.

The prior service cost established on January 1, 2002, is being amortized in level amounts over 11.67 years.

Funding Policy:

Periodic employer contributions are made in conformance with minimum funding requirements and maximum deductible limitations.

Benefit Payments and Other Disbursements:

During the measurement period, disbursements from plan assets were as follows:

Benefit Payments	$329,929
Administrative Expenses	83,064

Total	$412,993

Unrecognized (Gain) or Loss:

The unrecognized (gain) or loss determined subsequent to last year’s measurement date is determined as follows:

Liability gain determined from the January 1, 2010 census and included in this year’s net periodic cost	$(192,613)
Asset gain occurring over the measurement period	(538,283)
Loss due to assumption changes effective as of December 31, 2010	377,962

Total unrecognized gain	$(352,934)

NOTE 7.    PENSION PLAN (Continued)

Plan Assets

The Company’s investment policy for pension funds is to achieve four major objectives as follows:

1)	Growth in the invested assets to maintain future purchasing power.

2)	Provide a stable, increasing stream of investment income to support needs.

3)	Ensure the preservation of asset values equal to or greater than the nominal book value of assets over the intermediate term or a complete economic cycle, whichever is longer.

4)	Maintain liquidity.

The Company’s overall investment strategy is to achieve a mix of approximately 75-85% of investments for long-term growth and 15-25% for near-term benefit payments with a diversification of asset types and strategies.

The allocation of investments are targeted at 60% in common equities and 40% in fixed income securities, exclusive of cash and cash equivalents with a typical 10% range of fluctuation. Equity securities primarily include investments in large-cap, mid-cap, and small-cap companies primarily located in the United States. Fixed income securities primarily include corporate bonds of diversified industries also primarily located in the United States. No single security, except short-term obligations of the U.S. government, shall constitute more than 4% of consolidated assets. The fair value of plan assets were measured using quoted prices in active markets, Level 1 inputs, throughout each of the years.

The plan’s weighted average asset allocations at December 31, 2010 and 2009 by asset category are as follows:

	December 31,
	2010	2009
Equity Securities	57%	41%
Fixed Income Securities	30%	34%
Cash and Money Market Funds	13%	25%

Total	100%	100%

The following is a table of the Fair Values of Plan Assets and Fair Value Measurements at December 31, 2010:

Asset Category	Total	Quoted Prices in Active Markets (Level 1 Inputs)
Cash and Cash Equivalents	$1,047,131	$1,047,131
Equity Securities	4,411,923	4,411,923
Fixed Income Securities	2,356,108	2,356,108

Total	$7,815,162	$7,815,162

The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income, and alternative investments. When determining the long-term rate of return on plan assets, the Company considers long-term rates of return on the asset classes (both historical and forecasted) in which the Company expects the pension funds to be invested.

Cash Flows:

Contributions

The Company makes periodic contributions in accordance with minimum funding requirements and maximum allowable deductions. It is estimated the 2011 contribution will be in the $250,000 to $300,000 range.

NOTE 7.    PENSION PLAN (Continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid.

Year Ending December 31,	Amount
2011	$434,700
2012	580,700
2013	678,600
2014	682,800
2015	703,200
2016-2020	3,880,000

The following assumptions have been made regarding estimated benefit payments:

All currently retired participants survive through 2020.

All currently active participants survive and retire on their normal retirement dates.

Earnings are assumed to increase at the rate of 5% per year for active participants to their normal retirement dates.

NOTE 8.    POST-RETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

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

The Company recognizes post-retirement expenses in accordance with the Employers’ Accounting for Post-Retirement Benefits Other Than Pensions Topic of FASB ASC, which requires that expected costs of post-retirement benefits be charged to expense during the years the employees render service. The accrued post-retirement benefit cost reflected in the consolidated balance sheet in accrued liabilities at December 31, 2010 and 2009, was $204,709 and $255,697, respectively.

NOTE 9.    STOCK OPTION PLAN

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

NOTE 9.    STOCK OPTION PLAN (Continued)

Under the 2010 Plan, the Company grants to key employees non-vested restricted stock where vesting is based upon the achievement of certain market conditions which are defined as the Company’s total shareholder return as compared to the total shareholder return of certain peer groups during a five-year performance period.

The Company uses a Monte Carlo simulation pricing model to determine the fair value of its market condition awards. The determination of the fair value of market condition-based awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of awards, the relative performance of the Company’s stock price, shareholder returns to those companies in its peer group, annual dividends, and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market condition, provided the requisite service period is met.

A summary of activity during the twelve months ended December 31, 2010 is presented below:

Market Condition Non-Vested Restricted Shares	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2009	—	—
Granted	5,700	$22.80
Vested	—	—
Forfeited	—	—

Balance at December 31, 2010	5,700	$22.80

As of December 31, 2010, there was $121,296 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares which will be recognized over a weighted average period of 4.67 years at a rate of $25,922 annually.

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

Amounts recognized in the financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Year Ended December 31,
	2010	2009	2008
Total Cost of Share-Based Plans Charged Against Income (Added To) Before Tax Effect	$(632,894)	$253,425	$(1,966,781)

Income Tax Expense (Benefit)
Recognized in Income	$244,139	$(97,759)	$758,686

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

NOTE 9.    STOCK OPTION PLAN (Continued)

The Company issues new, previously unissued, shares as options are exercised.

Following are assumptions used in determining the fair value of stock options and stock appreciation rights:

Assumptions at December 31,	2010	2009	2008
Expected Volatility	32.20%	37.97%	31.73%
Expected Dividends	.14%	.57%	.26%
Expected Term	3 years	4 years	4 years
Risk-Free Rate	1.16%	2.03%	1.22%

The Company has maintained a stock option plan (“the 2001 Plan”) pursuant to which 500,000 shares of the Company’s common stock may be issued. A summary of share option activity under the 2001 Plan as of December 31, 2010 and changes during the twelve months then ended is presented below:

STOCK OPTIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2010

	Shares	Wtd Avg Ex Price	Wtd Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	256,400	$52.67
Granted	—	—
Exercised	(2,400)	$27.80
	—	—

Outstanding at December 31, 2010	254,000	$52.91	6.15	$66,728

Exercisable at December 31, 2010	149,320	$54.02	5.42	$66,728

STOCK APPRECIATION RIGHTS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2010

	Shares	Wtd Avg Fair Value	Wtd Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	256,400	$3.69
Granted	—	—
Exercised	(2,400)	$3.14
Expired	—	—

Outstanding at December 31, 2010	254,000	$1.59	6.15	$35,930

Exercisable at December 31, 2010	149,320	$1.05	5.42	$35,930

In connection with the exercise of 2,400 option shares, 712 shares of stock were issued and 1,688 shares of stock were withheld via net exercise to relieve the stock option liability by $17,724. Cash proceeds of $7,181 were received on the exercise of the stock options.

There were no stock options or stock appreciation rights granted under this plan in 2010. The weighted-average grant date fair value of options granted during 2009 and 2008, was $13.48, and $7.52, respectively. Stock appreciation rights granted during 2009, and 2008, had weighted-average fair values of $7.26, and $4.05, respectively. The total intrinsic value of options exercised for the year ended December 31, 2010, 2009, and 2008 was $17,724, $11,632, and $84,000, respectively. Stock appreciation rights exercised during the years ended December 31, 2010, 2009, and 2008 had intrinsic values of $7,533, $3,878, and $36,615, respectively.

NOTE 9.    STOCK OPTION PLAN (Continued)

The total fair value of shares vested during the three years ended December 31, 2010 were $139,857, $368,224, and $319,790, respectively.

As of December 31, 2010, there was $365,490, valued at fair value, of total unrecognized compensation costs related to non-vested stock options and stock appreciation rights granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.02 years.

The liability for stock options and stock appreciation rights valued at fair value, reflected on the consolidated balance sheet at December 31, 2010 and 2009, was $761,827 and $1,428,641, respectively.

NOTE 10.    EARNINGS PER SHARE

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined based on the assumption of the conversion of stock options using the treasury stock method at average market prices for the periods.

	Calendar Year
	2010	2009	2008
Income Available to Common Shareholders:
Net Income (Loss)	$(602,954)	$800,570	$4,834,900

Weighted Average Shares Outstanding	5,723,795	5,724,067	5,727,183
Common Shares Applicable to Stock Options Using the Treasury Stock Method	—	—	—

Total Shares Applicable to Diluted Earnings Per Share	5,723,795	5,724,067	5,727,183

Per Share Information:
Basic Net Income (Loss) Per Share	$(0.11)	$0.14	$0.84

Diluted Net Income (Loss) Per Share	$(0.11)	$0.14	$0.84

No impact was considered on the conversion of stock options during 2010, 2009 and 2008 as the effect would be antidilutive. The number of anti-dilutive common shares for 2010, 2009 and 2008 were 202,037, 171,375 and 82,897, respectively.

NOTE 11.    COMMITMENTS AND CONTINGENCIES

The Company leases, as lessee, certain equipment, land, and improvements under operating leases.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2010, are summarized as follows:

Year Ending December 31,	Amounts
2011	$571,029
2012	549,739
2013	595,553
2014	500,000
2015	500,000
2016 and thereafter (cumulative)	3,333,333

Total	$6,049,654

NOTE 11.    COMMITMENTS AND CONTINGENCIES (Continued)

Rental expense under all operating leases amounted to $879,028, $1,085,741, and $1,106,031, for the years ended December 31, 2010, 2009, and 2008, respectively.

Additionally, the Company, as lessor, leases certain land, buildings, and improvements under operating leases.

Minimum future rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2010, are summarized as follows:

Year Ending December 31,	Amounts
2011	$9,121,543
2012	9,403,673
2013	9,454,306
2014	9,481,856
2015	9,127,094
2016 and thereafter (cumulative)	164,672,947

Total	$211,261,419

At the end of 2008, the Company focused its efforts on obtaining federal stimulus dollars to extend Dunn Avenue, a major east/west thoroughfare bridging Interstate 95, to provide improved access to Company lands. In June 2009, the Company entered into a cost-sharing agreement with the City of Daytona Beach and the County of Volusia that allowed the use of federal funds to build this road project. The Company’s cost participation projected to be $554,196 (originally estimated at $1,125,000) was paid in 2010. This amount is subject to true-up based on the actual cost of construction.

In November 2008, the Company’s Board of Directors authorized the repurchase by the Company from time to time, of up to $8 million of its common stock. Through December 31, 2010, the Company has repurchased 4,660 shares at a total cost of $104,648, with no shares repurchased in 2010.

In order to secure tenants for its income properties, the Company may commit to construct or fund tenant improvements on such properties. The Company has committed to construct tenant improvements of approximately $950,000 at its Gateway Commerce Center flex office building in Daytona Beach, Florida. Additionally, the Company has committed to fund leasehold improvements approximating $1,600,000 for the CVS store in Tallahassee, Florida in exchange for a new twenty-five year triple-net lease.

In December 2008, Wintergreen Advisers, LLC (“Wintergreen”), a Delaware limited liability company and the largest shareholder of the Company, filed a Verified Application for Court Ordered Inspection of the Company’s business records in the Circuit Court for the Seventh Judicial Circuit for Volusia County, Florida. The Verified Application alleged that the Company had not fully satisfied Wintergreen’s second demand to inspect certain corporate records, and Wintergreen sought an order requiring the Company to make additional records available for inspection and also requiring the Company to pay Wintergreen’s costs, including reasonable attorneys’ fees, incurred to obtain the order. The Company believed that Wintergreen’s second demand did not meet Florida’s statutory requirements for production of records, believed that it had fulfilled all of its statutory obligations to Wintergreen and vigorously defended this action. The hearing in this matter was completed on March 12, 2010, followed by supplemental filings by both parties, the last of which was made on April 8, 2010. On May 7, 2010, the trial court entered a Final Order Partially Granting and Partially Denying Wintergreen’s Verified Application. Wintergreen subsequently appealed this matter which is presently pending before the Florida Fifth District Court of Appeal.

NOTE 11.    COMMITMENTS AND CONTINGENCIES (Continued)

In September 2010, St. Johns River Water Management District (“SJRWMD”) served the Company with an administrative complaint in connection with certain Company agricultural operations. The complaint alleges that the Company constructed and operated a surface water management system without the proper permit. The Company disagreed with SJRWMD’s assertions in the complaint and requested an administrative hearing. The Company’s request for hearing was forwarded to the State of Florida Division of Administrative Hearings and a hearing was scheduled to begin in late March 2011, but was rescheduled for July 2011. On March 4, 2011, the parties filed a joint motion to cancel the hearing on July 12, 2011, and to place this case in abeyance which was granted by the Administrative Law Judge. This motion was precipitated by ongoing settlement negotiations and proposed legislation involving the agricultural exemption presently before the Florida Legislature. The parties proposed to file a case status report no later than July 1, 2011 relative to the status of the legislation. While it is too early to evaluate a potential outcome, the Company does not expect that these proceedings will have a material effect upon our financial condition.

From time to time, the Company may be a party to certain other legal proceedings not mentioned above, incidental to the normal course of our business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

NOTE 12.    BUSINESS SEGMENT DATA

The Company primarily operates in three business segments: real estate, income properties, and golf operations. Real estate sales include land sales and development, agricultural operations, and leasing properties for oil and mineral exploration.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

NOTE 12.    BUSINESS SEGMENT DATA (Continued)

Information about the Company’s operations in different segments for each of the three years ended December 31, is as follows (amounts in thousands):

	Calendar Year
	2010	2009	2008
Revenues:
Real Estate	$(933)	$2,634	$4,565
Income Properties	9,694	9,570	9,236
Golf	4,474	4,724	4,672
General, Corporate, and Other	176	231	2,082

	$13,411	$17,159	$20,555

Income (Loss) Before Income Taxes:
Real Estate	$(2,247)	$1,379	$2,972
Income Properties	7,100	7,299	7,337
Golf	(1,969)	(1,920)	(1,843)
General, Corporate, and Other	(3,738)	(5,513)	(730)

	$(854)	$1,245	$7,736

Identifiable Assets:
Real Estate	$44,568	$41,255	$36,917
Income Properties	116,329	117,551	117,198
Golf	6,888	7,349	7,876
General, Corporate, and Other	9,974	10,420	11,155

	$177,759	$176,575	$173,146

Depreciation and Amortization:
Real Estate	$313	$417	$400
Income Properties	1,850	1,778	1,639
Golf	491	488	497
General, Corporate, and Other	73	89	119

	$2,727	$2,772	$2,655

Capital Expenditures:
Real Estate	$810	$1,301	$3,732
Income Properties	482	2,116	12,915
Golf	80	49	38
General, Corporate, and Other	—	21	1,468

	$1,372	$3,487	$18,153

Income represents income (loss) from continuing operations before income taxes. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. General corporate assets and assets used in the Company’s other operations consist primarily of cash, investment securities, notes receivable, and property, plant, and equipment. There were no transactions between segments for each of the years presented.

QUARTERLY FINANCIAL DATA

(UNAUDITED)

	THREE MONTHS ENDED
	March 31,		June 30,		September 30,		December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	$	$	$	$	$	$	$	$
Income
Real Estate Operations:
Real Estate Sales
Sales and Other Income	53,554	6,093	(1,071,704)	1,620,800	34,969	959,081	50,512	47,973
Costs and Other Expenses	(244,992)	(244,128)	(279,184)	(312,742)	(436,647)	(256,400)	(353,764)	(442,083)

	(191,438)	(238,035)	(1,350,888)	1,308,058	(401,678)	702,681	(303,252)	(394,110)

Income Properties
Leasing Revenues and Other Income	2,416,380	2,338,970	2,401,551	2,338,079	2,451,845	2,429,747	2,424,058	2,463,333
Costs and Other Expenses	(602,715)	(492,296)	(632,854)	(513,747)	(639,982)	(606,771)	(717,971)	(658,113)

	1,813,665	1,846,674	1,768,697	1,824,332	1,811,863	1,822,976	1,706,087	1,805,220

Golf Operations
Sales and Other Income	1,168,881	1,422,767	1,295,544	1,262,204	899,209	881,775	1,109,795	1,157,079
Costs and Other Expenses	(1,530,420)	(1,567,194)	(1,690,635)	(1,739,978)	(1,533,710)	(1,540,284)	(1,687,938)	(1,796,369)

	(361,539)	(144,427)	(395,091)	(477,774)	(634,501)	(658,509)	(578,143)	(639,290)

Total Real Estate Operations	1,260,688	1,464,212	22,718	2,654,616	775,684	1,867,148	824,692	771,820
Profit on Sales of Other
Real Estate Interests	12,825	11,550	—	3,000	—	18,289	6,400	3,000
Interest and Other Income	54,239	66,547	56,670	39,447	30,003	55,718	16,002	33,897

	1,327,752	1,542,309	79,388	2,697,063	805,687	1,941,155	847,094	808,717
General and Administrative Expenses	(1,205,947)	(1,025,417)	(1,006,653)	(2,386,052)	(1,088,344)	(1,602,005)	(613,274)	(731,185)

Income Before Income Taxes	121,805	516,892	(927,265)	311,011	(282,657)	339,150	233,820	77,532
Income Taxes	(43,986)	(194,686)	334,094	(123,202)	105,664	(129,488)	(144,429)	3,361

Net Income (Loss)	77,819	322,206	(593,171)	187,809	(176,993)	209,662	89,391	80,893

Per Share Information:
Basic Income Per Share
Net Income (Loss)	$0.01	$0.06	$(0.10)	$0.03	$(0.03)	$0.04	$0.01	$0.01

Diluted Income Per Share
Net Income (Loss)	$0.01	$0.06	$(0.10)	$0.03	$(0.03)	$0.04	$0.01	$0.01

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2010

	INITIAL COST TO COMPANY			COSTS CAPITALIZED SUBSEQUENT TO ACQUISITION
DESCRIPTION	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS
	$	$	$	$	$
Income Properties:
CVS, Tallahassee, FL	-0-	590,800	1,595,000	-0-	-0-
CVS, Sanford, FL	-0-	1,565,176	1,890,671	-0-	-0-
Barnes & Noble, Daytona Beach, FL	-0-	1,798,600	3,803,000	-0-	-0-
Barnes & Noble, Lakeland, FL	-0-	1,242,300	1,884,200	-0-	-0-
CVS, Clermont, FL	-0-	1,493,985	1,452,823	-0-	-0-
CVS, Sebring, FL	-0-	1,312,472	1,722,559	-0-	-0-
CVS, Melbourne, FL	-0-	1,567,788	919,186	-0-	-0-
CVS, Sanford, FL	-0-	2,345,694	1,275,625	-0-	-0-
CVS, Sebastian, FL	-0-	2,205,708	1,288,995	-0-	-0-
Walgreen, Palm Bay, FL	-0-	1,102,640	3,157,360	-0-	-0-
Walgreen, Kissimmee, FL	-0-	1,327,847	1,770,986	-0-	-0-
Walgreen, Orlando, FL	-0-	2,280,841	1,148,507	-0-	-0-
Walgreen, Clermont, FL	-0-	3,021,665	1,269,449	-0-	-0-
Walgreen, Apopka, FL	-0-	2,390,532	1,354,080	-0-	-0-
Walgreen, Powder Springs, GA	-0-	2,668,255	1,406,160	-0-	-0-
Walgreen, Alpharetta, GA	-0-	3,265,623	1,406,160	-0-	-0-
Lowe’s, Lexington, NC	-0-	5,048,640	4,548,880	-0-	-0-
RBC, Centura Bank, Alpharetta, GA	-0-	3,402,926	426,100	-0-	-0-
Northern Tool & Equipment, Asheville, NC	-0-	2,535,926	1,345,200	-0-	-0-
RBC Centura Bank, Altamont Springs, FL	-0-	3,435,502	410,961	-0-	-0-
CVS, Vero Beach, FL	-0-	3,113,661	1,312,235	-0-	-0-
RBC Centura Bank, Orlando, FL	-0-	2,875,052	418,992	-0-	-0-
CVS, Clermont, FL	-0-	2,414,044	1,575,184	-0-	-0-
Best Buy, McDonough, GA	-0-	2,622,682	3,150,000	-0-	-0-
Dick’s Sporting Goods, McDonough, GA	-0-	3,934,022	4,725,000	-0-	-0-
Harris Teeter Supermarket, Charlotte, NC	-0-	5,601,837	3,409,339	-0-	-0-
Gateway Flex Center, Daytona Beach, FL	-0-	132,609	2,554,055	261,551	-0-
1616 Concierge Office Building, Daytona Beach, FL	-0-	293,872	2,862,171	-0-	-0-
Agricultural Lands & Subsurface Interests	-0-	4,203,083	-0-	10,144,056	423,249

	-0-	69,793,782	54,082,878	10,405,607	423,249

SCHEDULE III (Continued)

	GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
	LAND AND IMPROVEMENTS	BUILDINGS	TOTAL		ACCUMULATED DEPRECIATION	COMPLETION of CONSTRUCTION	DATE ACQUIRED	LIFE
	$	$	$		$
Income Properties:
CVS, Tallahassee, FL	590,800	1,595,000	2,185,800		402,073	N/A	12/13/00	40 Yrs
CVS, Sanford, FL	1,565,176	1,890,671	3,455,847		433,279	N/A	11/15/01	40 Yrs
Barnes & Noble, Daytona Beach, FL	1,798,600	3,803,000	5,601,600		950,750	N/A	01/11/01	40 Yrs
Barnes & Noble, Lakeland, FL	1,242,300	1,884,200	3,126,500		471,050	N/A	01/11/01	40 Yrs
CVS, Clermont, FL	1,493,985	1,452,823	2,946,808		295,338	N/A	11/22/02	40 Yrs
CVS, Sebring, FL	1,312,472	1,722,559	3,035,031		340,923	N/A	02/04/03	40 Yrs
CVS, Melbourne, FL	1,567,788	919,186	2,486,974		180,007	N/A	03/05/03	40 Yrs
CVS, Sanford, FL	2,345,694	1,275,625	3,621,319		225,003	N/A	09/17/03	40 Yrs
CVS, Sebastian, FL	2,205,708	1,288,995	3,494,703		215,381	N/A	04/23/04	40 Yrs
Walgreen, Palm Bay, FL	1,102,640	3,157,360	4,260,000		756,451	N/A	06/12/04	40 Yrs
Walgreen, Kissimmee, FL	1,327,847	1,770,986	3,098,833		350,508	N/A	02/12/03	40 Yrs
Walgreen, Orlando, FL	2,280,841	1,148,507	3,429,348		227,309	N/A	02/13/03	40 Yrs
Walgreen, Clermont, FL	3,021,665	1,269,449	4,291,114		208,930	N/A	05/27/04	40 Yrs
Walgreen, Apopka, FL	2,390,532	1,354,080	3,744,612		228,501	N/A	03/29/04	40 Yrs
Walgreen, Powder Springs, GA	2,668,255	1,406,160	4,074,415		237,290	N/A	03/31/04	40 Yrs
Walgreen, Alpharetta, GA	3,265,623	1,406,160	4,671,783		237,290	N/A	03/31/04	40 Yrs
Lowe’s, Lexington, NC	5,048,640	4,548,880	9,597,520		672,855	N/A	01/20/05	40 Yrs
RBC, Centura Bank, Alpharetta, GA	3,402,926	426,100	3,829,026		59,476	N/A	05/25/05	40 Yrs
Northern Tool & Equipment, Asheville, NC	2,535,926	1,345,200	3,881,126		187,767	N/A	05/25/05	40 Yrs
RBC Centura Bank, Altamonte Springs, FL	3,435,502	410,961	3,846,463		58,220	N/A	05/12/05	40 Yrs
CVS, Vero Beach, FL	3,113,661	1,312,235	4,425,896		183,166	N/A	06/02/05	40 Yrs
RBC Centura Bank, Orlando, FL	2,875,052	418,992	3,294,044		56,738	N/A	08/15/05	40 Yrs
CVS, Clermont, FL	2,414,044	1,575,184	3,989,228		200,180	N/A	12/15/05	40 Yrs
Best Buy, McDonough, GA	2,622,682	3,150,000	5,772,682		360,938	N/A	06/15/06	41 Yrs
Dick’s Sporting Goods, McDonough ,GA	3,934,022	4,725,000	8,659,022		541,406	N/A	06/15/06	42 Yrs
Harris Teeter Supermarket, Charlotte NC	5,601,837	3,409,339	9,011,176		234,392	N/A	04/17/08	40 Yrs
Gateway Flex Center, Daytona Beach, FL	132,609	2,815,606	2,948,215		222,730	09/01/08	N/A	40 Yrs
1616 Concierge Office Building, Daytona Beach, FL	293,872	2,862,171	3,156,043		156,092	07/01/09	N/A	40 Yrs
Agricultural Lands & Subsurface Int.	14,770,388	-0-	14,770,388		442,519	Various	N/A

	80,361,087	54,344,429	134,705,516	(1)	9,136,562

SCHEDULE III (Continued)

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2010

	2010	2009	2008
Cost
Balance at Beginning of Year	$133,760,110	$129,160,925	$112,613,289
Additions and Improvements	945,406	4,599,185	16,549,249
Cost of Real Estate Sold	—	—	(1,613)

Balance at End of Year (1)	$134,705,516	$133,760,110	$129,160,925

Accumulated Depreciation:
Balance at Beginning of Year	$7,708,823	$6,353,151	$5,129,217
Depreciation and Amortization	1,427,739	1,355,672	1,223,934
Depreciation on Real Estate Sold	—	—	—

Balance at End of Year	$9,136,562	$7,708,823	$6,353,151

(1) Reconciliation to Consolidated Balance Sheet at December 31, 2010

Land, Timber, and Subsurface Interests			$14,770,388
Income Properties: Land, Buildings, and Improvements			119,935,128

			$134,705,516