Form 10-Q
period 2011-05-09
CONSOLIDATED TOMOKA LAND CO
filed 2011-05-09
CIK 23795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Class of Common Stock Outstanding
May 01, 2011
$1.00 par value 5,736,130

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements
Consolidated Condensed Balance Sheets -
March 31, 2011 (Unaudited) and December 31, 2010	3

Consolidated Condensed Statements of Operations -
Three Months ended March 31, 2011 and 2010
(Unaudited)	4

Consolidated Condensed Statement of Shareholders’ Equity and Comprehensive Income
Three Months Ended March 31, 2011
(Unaudited)	5

Consolidated Condensed Statements of Cash Flows -
Three Months Ended March 31, 2011 and 2010
(Unaudited)	6

Notes to Consolidated Condensed Financial Statements	7-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6. Exhibits	19
Exhibit 3.1 Exhibit 3.2 Exhibit 31.1 Exhibit 31.2 Exhibit 32.1 Exhibit 32.2
SIGNATURES	20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED TOMOKA LAND CO.
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS
Cash	$118,798	$337,617
Investment Securities	4,821,879	4,939,625
Refundable Income Taxes	--	29,351
Land and Development Costs	27,096,896	27,047,317
Intangible Assets	4,062,186	4,167,478
Other Assets	7,957,628	8,192,705
	$44,057,387	$44,714,093

Property, Plant and Equipment:
Land, Timber and Subsurface Interests	$14,950,383	$14,770,388
Golf Buildings, Improvements & Equipment	11,825,058	11,823,081
Income Properties Land, Buildings and Improvements	119,964,168	119,935,128
Other Furninshings and Equipment	3,102,120	3,262,345
Construction in Progress	458,545	346,968
Total Property, Plant and Equipment	150,300,274	150,137,910
Less, Accumulated Depreciation and Amortization	(17,443,884)	(17,093,053)
Net - Property, Plant and Equipment	132,856,390	133,044,857

TOTAL ASSETS	$176,913,777	$177,758,950

LIABILITIES
Accounts Payable	$192,575	$1,046,581
Accrued Liabilities	6,814,531	7,216,039
Accrued Stock Based Compensation	1,199,447	761,827
Pension Liability	823,036	791,941
Deferred Income Taxes	34,975,259	35,093,214
Notes Payable	15,564,187	15,249,248

TOTAL LIABILITIES	59,569,035	60,158,850

SHAREHOLDERS' EQUITY
Common Stock	5,723,980	5,723,980
Additional Paid in Capital	5,175,635	5,164,102
Retained Earnings	107,491,176	107,807,321
Accumulated Other Comprehensive Loss	(1,046,049)	(1,095,303)

TOTAL SHAREHOLDERS' EQUITY	117,344,742	117,600,100

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$176,913,777	$177,758,950
See Accompanying Notes to Consolidated Condensed Financial Statements

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended
	March 31, 2011	March 31, 2010
Income
Real Estate Operations:
Real Estate Sales
Sales and Other Income	$69,824	$53,554
Costs and Other Expenses	(318,093)	(244,992)
	(248,269)	(191,438)
Income Properties
Leasing Revenues and Other Income	2,373,725	2,416,380
Costs and Other Expenses	(651,700)	(602,715)
	1,722,025	1,813,665
Golf Operations
Sales and Other Income	1,373,576	1,168,881
Costs and Other Expenses	(1,634,160)	(1,530,420)
	(260,584)	(361,539)

Total Real Estate Operations	1,213,172	1,260,688

Profit on Sales of Other
Real Estate Interests	--	12,825

Interest and Other Income	175,211	54,239

Operating Income	1,388,383	1,327,752

General and Administrative Expenses	(1,792,613)	(1,205,947)

Income (Loss) before Income Taxes	(404,230)	121,805
Income Taxes	145,325	(43,986)
Net Income (Loss)	$(258,905)	$77,819

Per Share Information:
Basic and Diluted Income (Loss) Per Share	$(0.05)	$0.01

Dividends	$0.01	$0.01

See Accompanying Notes to Consolidated Condensed Financial Statements.

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
		(Unaudited)

				Accumulated
	Common	Additional Paid- In	Retained	Other Comprehensive	Total Shareholders'	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Equity	(Loss)

Balance December 31, 2010	$5,723,980	$5,164,102	$107,807,321	$(1,095,303)	$117,600,100

Net Loss	--	--	(258,905)	--	(258,905)	$(258,905)

Other Comprehensive Income:
Cash Flow Hedging Derivative, Net of Tax	--	--	--	49,254	49,254	49,254

Comprehensive (Loss)	--	--	--	--	--	$(209,651)

Stock Compensation Expense from Restricted Stock Grants	--	11,533	--	--	11,533

Cash Dividends ($0.01 per share)	--	--	(57,240)	--	(57,240)

Balance March 31, 2011	$5,723,980	$5,175,635	$107,491,176	$(1,046,049)	$117,344,742

See Accompanying Notes to Consolidated Condensed Financial Statements

Back to Index

CONSOLIDATED-TOMOKA LAND CO.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
	(Unaudited) Three Months Ended
	March 31,	March 31,
	2011	2010
Cash Flow from Operating Activities
Net Income (Loss)	$(258,905)	$77,819

Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	658,268	692,903
Gain of Disposition of Property, Plant, and Equipment	(91,300)	--
Deferred Income Taxes	(117,955)	(1,178)
Non Cash Compensation	449,153	(309,336)

Decrease (Increase) in Assets:
Refundable Income Taxes	29,351	--
Land and Development Costs	(49,579)	(140,802)
Other Assets	235,077	127,325

(Decrease) Increase in Liabilities:
Accounts Payable	(854,006)	(338,194)
Accrued Liabilities and Accrued Stock Based Compensation	(321,159)	25,442
Net Cash (Used in) Provided by Operating Activities	(321,055)	133,979

Cash Flow From Investing Activities:
Acquisition of Property, Plant, and Equipment	(364,509)	(331,603)
Proceeds from Calls or Maturities of Investment Securities	725,741	1,083,276
Acquisition of Investment Securities	(607,995)	(1,147,285)
Proceeds from Disposition of Property, Plant, and Equipment	91,300	--
Net Cash Used In Investing Activities	(155,463)	(395,612)

Cash Flow from Financing Activities:
Proceeds from Notes Payable	2,535,000	2,277,000
Payments on Notes Payable	(2,220,061)	(2,013,373)
Cash Proceeds from Exercise of Stock Options	--	5,147
Cash Used to Settle Stock Appreciation Rights	--	(3,042)
Dividends Paid	(57,240)	(57,233)
Net Cash Provided by Financing Activities	257,699	208,499

Net Decrease in Cash	(218,819)	(53,134)
Cash, Beginning of Year	337,617	266,669
Cash, End of Period	$118,798	$213,535

See Accompanying Notes to Consolidated Condensed Financial Statements

Back to Index

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. PRINCIPLES OF INTERIM STATEMENTS
The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures, which are normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, have been omitted pursuant to those rules and regulations. The consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company’s financial position and the results of operations for the interim periods. The consolidated condensed format is designed to be read in conjunction with the last annual report. For further information, refer to the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

NOTE 2. COMMON STOCK AND EARNINGS PER SHARE
Basic earnings (loss) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per common share were determined based on the assumption of the conversion of stock options using the treasury stock method at average cost for the periods.

	Three Months Ended
	MARCH 31,	MARCH 31,
	2011	2010
Income Available to Common Shareholders:

Net Income (Loss)	$(258,905)	$77,819

Weighted Average Shares Outstanding	5,723,980	5,723,339
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	--	--
Total Shares Applicable to Diluted Earnings (Loss) Per Share	5,723,980	5,723,339

Per Share Information:
Basic and Diluted Income (Loss) Per Share	$(0.05)	$0.01

No impact was considered on the conversion of stock options during the 2011 and 2010 periods as the affect would be anti-dilutive.  The number of anti-dilutive shares for the three-months ended March 31, 2011 and 2010 were 183,524 and 158,104, respectively.

Back to Index

NOTE 3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company accounts for financial instruments as required by the Fair Value Measurements and Disclosure Topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). The largest carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, and accounts payable at March 31, 2011 and December 31, 2010, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s notes payable is not materially different from market value due to the short maturities on the notes.  The interest rate swap derivative is carried at its fair value at March 31, 2011 and December 31, 2010.

At the time the Company’s debt was refinanced in 2002, the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that we can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under the Derivative Instruments and Hedging Activities Topic of FASB ASC, which requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss.  The fair market value of the interest rate swap agreement was determined using Significant Other Observable Inputs (Level 2).  A financial model is used to determine the fair market value of the interest rate swap. The model estimates the expected cash flows discounted at the risk-free rate, using the treasury yield curve, plus the current market observable LIBOR interest rate spread to treasuries, adjusted for the credit risk of the Company. The fair market value recorded on the Balance Sheet at March 31, 2011 was a liability of $431,594.  The change in fair value, net of applicable taxes, in the cumulative amount of $265,107 at March 31, 2011, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of held-to-maturity investment securities by major security type and class of security at March 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
At March 31, 2011
Debt Securities Issued by States
and Political Subdivisions of States	$4,692,635	$6,905	(94,872)	$ 4,604,668
Preferred Stocks	129,244	--	(25,650)	103,594
	$4,821,879	$6,905	(120,522)	$4,708,262
The fair value of all investment securities were measured using quoted prices in active markets, Level 1 inputs.

At March 31, 2011, investment securities totaling $2,132,285, were pledged as collateral for a $1.6 million dollar letter of credit, which guarantees payment of leasehold improvements at the CVS store in Tallahassee, Florida.  These leasehold improvements are to be made in exchange for a new twenty-five year lease.

Back to Index

NOTE 4.  STOCK OPTION PLAN
Under the 2010 Consolidated-Tomoka Land Co. Equity Incentive Plan (the “2010 Plan”), the Company has granted to certain key employees non-vested restricted stock where vesting is based upon the achievement of certain market conditions which are defined as the Company's total shareholder return as compared to the total shareholder return of certain peer groups during a five-year performance period.

The Company uses a Monte Carlo simulation pricing model to determine the fair value of its market condition awards.  The determination of the fair value of market condition-based awards is affected by the stock price as well as assumptions regarding a number of other variables.  These variables include expected stock price volatility over the requisite performance term of awards, the relative performance of the Company's stock price and shareholder returns to those companies in its peer group, annual dividends and a risk-free interest rate assumption.  Compensation cost is recognized regardless of the achievement of the market conditions, provided the requisite service period is met.

A summary of activity during the three months ended March 31, 2011 is presented below:

Market Condition Non-Vested Restricted Shares	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2010	5,700	22.80
Granted	6,450	23.42
Vested	--	--
Forfeited	--	--
Balance at March 31, 2011	12,150	23.13

As of March 31, 2011, there was $260,822 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 4.6 years.

The Company has maintained a stock option plan (the "2001 Plan") pursuant to which 500,000 shares of the Company's common stock may be issued.

A summary of share option activity under the 2001 Plan as of March 31, 2011 and changes during the three months then ended is presented below:

			Wtd Avg
			Remaining
			Contractual	Aggregate
		Wtd Avg	Term	Intrinsic
Stock Options	Shares	Ex Price	(Years)	Value
Outstanding at December 31, 2010	254,000	$52.91
Granted	--	--
Exercised	--	--
Expired	(28,000)	53.30
Outstanding at March 31, 2011	226,000	$52.86	5.66	$106,096
Exercisable at March 31, 2011	178,440	$53.88	5.28	$106,096

			Wtd Avg
			Remaining
			Contractual	Aggregate
		Wtd Avg	Term	Intrinsic
Stock Appreciation Rights	Shares	Fair Value	(Years)	Value
Outstanding at December 31, 2010	254,000	$1.59
Granted	--	--
Exercised	--	--
Expired	(28,000)	--
Outstanding at March 31, 2011	226,000	$2.31	5.66	$57,129
Exercisable at March 31, 2011	178,440	$1.88	5.28	$57,129

Back to Index

NOTE 5. PENSION PLAN
The Company maintains a defined benefit pension plan for all employees who have attained the age of 21 and completed one year of service.
The pension benefits are based primarily on age, years of service, and the average compensation for the highest five years during the final ten years of employment.  The benefit formula generally provides for a life annuity.

Following are the components of the Net Period Benefit Cost:
	Three Months Ended
	March 31,	March 31,
	2011	2010
Service Cost	$74,595	$66,374
Interest Cost	113,933	115,734
Expected Return on Plan Assets	(166,487)	(136,610)
Net Amortization	9,053	16,831
Net Periodic Benefit Cost	$31,094	$62,329
The Company expects to make contributions approximating $140,000 in 2011.

NOTE 6. NOTES PAYABLE
Notes payable consist of the following:
	March 31, 2011
		Due Within
	Total	One Year

$15,000,000 Line of Credit	$9,723,485	$9,723,485

Note Payable	5,840,702	316,933

	$15,564,187	$10,040,418

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending March 31,

2012	$10,040,418
2013	5,523,769
2014	--
2015	--
2016 & Thereafter	--

$15,564,187

For the first three months of 2011, interest expensed was $188,350, net $5,758 interest capitalized during the period, with interest totaling $194,108 paid during the period.

For the first three months of 2010, interest expensed and paid was $142,953, with no interest capitalized during the period.

There are no debt covenants on the Company's notes payable, with the exception of a negative covenant which provides the Company will not in any single fiscal year incur, create, assume, or add any additional indebetdness in an amount which exceeds $1,000,000 without the approval of its lender.

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

In November 2008, the Company’s Board of Directors authorized the repurchase by the Company, from time to time, of up to $8 million of its common stock. Through March 31, 2011, the Company has repurchased 4,660 shares at a total cost of $104,648, with no shares repurchased in 2011.

In order to secure tenants for its income properties, the Company may commit to construct or fund tenant improvements on such properties. The Company has committed to construct tenant improvements of approximately $950,000, over the remainder of 2011, at its Mason Commerce Center flex office buildings in Gateway Business Center South, Daytona Beach, Florida. Additionally, the Company has committed to fund leasehold improvements approximating $1,600,000, which is anticipated to be expended in the second quarter of 2011,  for the CVS store in Tallahassee, Florida in exchange for a new twenty-five year triple-net lease.  These expenditures will be capitalized to property, plant, and equipment, and depreciated over the life of the projects

In December 2008, Wintergreen Advisers, LLC (“Wintergreen”), a Delaware limited liability company and the largest shareholder of the Company, filed a Verified Application for Court Ordered Inspection of the Company’s business records in the Circuit Court for the Seventh Judicial Circuit for Volusia County, Florida. The Verified Application alleged that the Company had not fully satisfied Wintergreen’s second demand to inspect certain corporate records, Wintergreen sought an order requiring the Company to make additional records available for inspection and also requiring the Company to pay Wintergreen’s costs, including reasonable attorneys’ fees, incurred to obtain the order. The Company believed that Wintergreen’s second demand did not meet Florida’s statutory requirements for production of records, believed that it had fulfilled all of its statutory obligations to Wintergreen, and vigorously defended this action. The hearing in this matter was completed on March 12, 2010, followed by supplemental filings by both parties, the last of which was made on April 8, 2010. On May 7, 2010, the trial court entered a Final Order Partially Granting and Partially Denying Wintergreen’s Verified Application. Wintergreen subsequently appealed this matter, which is presently pending before the Florida Fifth District Court of Appeal.  As this is currently a request for information, no loss is expected or has been accrued.

In September 2010, St. Johns River Water Management District (“SJRWMD”) served the Company with an administrative complaint in connection with certain Company agricultural operations. The complaint alleges that the Company constructed and operated a surface water management system without the proper permit. The Company disagreed with SJRWMD’s assertions in the complaint and requested an administrative hearing. The Company’s request for hearing was forwarded to the State of Florida Division of Administrative Hearings and a hearing was scheduled to begin in late March 2011, but was rescheduled for July 2011. On March 4, 2011, the parties filed a joint motion to cancel the hearing on July 12, 2011, and to place this case in abeyance which was granted by the Administrative Law Judge. This motion was precipitated by ongoing settlement negotiations and proposed legislation involving the agricultural exemption presently before the Florida Legislature. The parties proposed to file a case status report no later than July 1, 2011 relative to the status of the legislation. While it is too early to evaluate a potential outcome, the Company does not expect that these proceedings will have a material effect upon its financial condition.

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

Information about the Company’s operations in different segments is as follows (amount in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010
Revenues:
Real Estate	$70	$54
Income Properties	2,374	2,416
Golf	1,373	1,169
General, Corporate, and Other	175	67
	$3,992	$3,706
Income (Loss) before Income Taxes:
Real Estate	$(248)	$(191)
Income Properties	1,722	1,814
Golf	(261)	(362)
General, Corporate, and Other	(1,617)	(1,139)
	$(404)	$122
Identifiable Assets:
Real Estate	$44,624
Income Properties	115,897
Golf	6,863
General, Corporate, and Other	9,530
	$176,914
Depreciation and Amortization:
Real Estate	$57
Income Properties	465
Golf	104
General, Corporate, and Other	32
	$658
Capital Expenditures:
Real Estate	$221
Income Properties	141
Golf	2
General, Corporate, and Other	1
	$365

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

Until the dramatic downturn in the national and local economies in 2008, sales activity on Company owned lands had been strong over the preceding several years.  During 2009, land sales were minimal with no land sales occurring in 2010 or the first quarter of 2011. Development activities on and around Company owned lands continued relatively strong throughout 2008 and into 2009 with the commencement and completion of projects planned or in process before the downturn. Sales and development activities over the last several years included:  a hospital, a cancer treatment center, a private high school, two public schools, the City of Daytona Beach police headquarters, a fire station, an apartment complex, a residential townhome community, a hotel, a restaurant, office buildings, industrial buildings, a manufacturing facility, a retail furniture store, and expansion of the Daytona Beach Auto Mall.  Additionally over the last several years, roads which benefit Company owned land have been constructed, extended or improved.

Historical sales and profits are not indicative of future results because of the unique nature of land sales and variations in the cost basis of owned land. A significant portion of the Company’s profits, in any given year, may be generated through relatively large commercial land sales transactions. The process for these land sales transactions, from the time of preliminary discussions through contract negotiations, due diligence periods, and the closing, can last from several months to several years. The trend in Company profits in 2005 through 2010, in particular profits from real estate sales during that period, followed the overall general trend of the national and local economies and the real estate markets. The residential real estate market reached its peak in late 2005 and early 2006, weakening thereafter with the market, hampered by the overall economy and credit crisis. The local commercial real estate market lagged the residential market downturn by approximately two years. The Company was able to close sales contracts during 2007 which were generated during the years of the strong real estate market. We entered 2008 with a relatively strong contract backlog of real estate contracts. As the economy, real estate markets, and credit markets continued to slow, several of the contracts in place did not result in closings as buyers took a more conservative approach. Although there have been recent signals of improvement in the overall economy and credit markets, we do not expect a significant improvement of economic conditions, in particular the real estate market, during 2011.

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

In the third quarter of 2009, we were notified by Barnes & Noble that it would be vacating its store in Lakeland, Florida, upon the expiration of the original lease term at the end of January 2010. The building has since been vacated by Barnes & Noble. During 2010, a three-month short-term lease with Spirit Halloween Superstores was executed on this property, which resulted in $45,000 of revenues during 2010, substantially offsetting annual expenses of the property.  We are pursuing opportunities for sale or lease of the property.

 The lease on the Barnes & Noble store in Daytona Beach, Florida, was scheduled to expire at the end of January 2011, excluding option years. An amendment to the lease was executed in October 2010, which extended the lease term through January 31, 2015, at a current market lease rate. No other leases have less than six years remaining on the initial lease term.

Additionally, the Company has entered into an agreement with Holiday CVS, LLC to expand its Tallahassee, Florida site and amend the existing triple-net lease to a new 25-year term. The amended lease will reflect the added improvements, which are expected to be completed during the third quarter of 2011 at a cost approximating $1.6 million.

During the fourth quarter of 2009, RBC Centura Bank closed its branch in Altamonte Springs, Florida. The tenant is obligated on the lease and continues to make lease payments.

We currently have two self-developed projects in the lease-up stage. The first project is a two-building 31,000 square-foot flex office space complex located within Mason Commerce Center. Construction of these buildings was completed in 2008. During the third quarter of 2010, the Company executed a lease with the State of Florida for 19,200 square feet in the flex office space complex.  Tenant improvements are on schedule for fourth quarter 2011 completion and occupancy of the space.   In April 2011 a lease was signed with Walgreen Co. for an additional 3,840 square feet.  Occupancy of the space is anticipated in the third quarter of 2011.  The addition of these two new leases will bring occupancy of the buildings to approximately 94%.

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

Back to Index

SUMMARY OF FIRST QUARTER 2011 OPERATING RESULTS

A net loss totaling $258,905, equivalent to $0.05 per share, was recorded in the quarter ended March 31, 2011.  This loss represented a downturn from the $77,819 profit, equivalent to $0.01 per share, earned in the same period one year earlier.  The most significant impact on 2011 first quarter earnings was a $758,489 ($465,902 net of income taxes) increase in stock option expense compared to 2010.  This increase was primarily the result of an increase in our stock price during the first quarter of 2011.  Partially offsetting this increased expense were improved results from golf operations due in part to favorable weather in 2011.

We also use Earnings before Depreciation, Amortization, and Deferred Taxes (EBDDT) as a performance measure. Our strategy of investing in income properties through the deferred-tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

    The following is the calculation of EBDDT:

	Three Months Ended
	March 31, 2011	March 31, 2010
Net Income	$(258,905)	$77,819
Add Back:
Depreciation and Amortization	658,268	692,903
Deferred Taxes	(148,886)	(1,178)
E Earnings before Depreciation, Amortization, and Deferred Taxes	$250,447	$769,544

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

For the first quarter of 2011, EBDDT totaled $250,477 compared to $769,544 realized in 2010’s same period.  Lower EBDDT during period resulted not only from the downturn in profitability but from a decrease in deferred taxes.  The decline in deferred income taxes resulted from deferred taxes associated with the stock option accrual and additional depreciation accruals.

Back to Index

REAL ESTATE OPERATIONS

REAL ESTATE SALES

Losses from real estate sales for the quarter ended March 31, 2011 totaled $248,269.  This loss compares to the $191,438 loss generated for the same period of 2010.  The increased loss was realized on a 30% rise in costs and expenses as costs from our ongoing hay operation increased as additional lands were put into production.  Real estate costs and expenses totaled $318,093 and $244,992 for the first quarter of 2011 and 2010, respectively.  There were no land sales during either period, with revenues totaling $69,824 and $53,554 for the periods of 2011 and 2010, respectively, realized on oil royalties in addition to modest sales of hay.

INCOME PROPERTIES

Revenues from income properties declined 2% during the first quarter of 2011 when compared to 2010’s same period.  The revenue decrease to $2,373,725 was due to the loss of rents from the Company’s two Barnes & Noble properties.   The lease on the Lakeland, Florida, Barnes & Noble property expired at the end of January 2010 with the Company negotiating a lease extension on the Barnes & Noble store in Daytona Beach, Florida, at a reduced rate effective February 2011.  Revenues from income properties totaled $2,416,380 during 2010’s first quarter. Income properties costs and expenses rose 8% compared to the prior year as the result of increased interest expense in addition to expenses associated with the vacant Lakeland, Florida property formerly paid by Barnes & Noble.  Income properties costs and expenses were $651,700 and $602,715 for the first three month periods of 2011 and 2010, respectively.  Profits of $1,722,025 were generated in the first quarter of 2011, representing a 5% decrease from profits totaling $1,813,665 during the first quarter of 2010.

GOLF OPERATIONS

Favorable weather conditions experienced in the first quarter of 2011 helped to generate increased revenues and improved profitability from golf operations.  Revenues totaling $1,373,576 during the first quarter of 2011 represented an 18% gain over the prior year’s same period, while losses were reduced 28% to $260,584.  During 2010’s first quarter revenues amounting to $1,168,881 produced a loss of $361,539.  Both golf and food and beverage activities contributed to the 2011 revenue gain with golf revenues increasing 19% and food and beverage revenues growing 15%.  These gains were achieved on a 27% increase in the number of rounds played during the period and somewhat offset by a 6% reduction in the average greens fee per round played.  Golf operations costs and expenses rose 7% during the period to $1,634,160.  The escalation, from $1,530,420 in 2010’s same period, was the result of the increased activity in addition to higher course maintenance costs.

GENERAL, CORPORATE, AND OTHER

            There were no releases of subsurface interest during the first quarter of 2011, with releases on 10 acres producing profits on the sale of other real estate interests of $12,825 for the corresponding three-month period of 2010.

Interest and other income totaled $175,211 in the first quarter of 2011 and included the recognition of a $91,000 gain on insurance proceeds received on destroyed agriculture equipment and the sale of fill dirt totaling $25,908.  Interest earned on investment securities was in line with the prior year’s same period when interest and other income totaled $54,239.

A 48% increase in general and administrative expenses was posted in the first quarter of 2011 when compared to the prior year’s same period.  The increase was substantially due to a $758,489 rise in stock option expense, primarily due to a gain in the Company's stock price.  During 2010’s first quarter stock option accruals resulted in a $309,336 addition to income.  Somewhat offsetting this increase were reductions in legal expenses, primarily associated with lower shareholder litigation expenses, compensation costs, and loan costs.  General and administrative costs totaled $1,792,613 and $1,205,947 for the first quarter of 2011 and 2010, respectively.

Back to Index

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, cash and investment securities totaled $4,940,677 with there being no funds held for reinvestment through the like-kind exchange process at that date. This balance represented a decline of $336,565 from the cash and investment security balances held at December 31, 2010.  Additionally, notes payable increased $314,939 during the first three-months of 2011 to $15,564,187.  Major uses of funds during the period were centered on development and construction activities in addition to payment of year end 2010 liabilities.

Development activities, which approximated $230,000 for the three-month period, included the continuation of our hay conversion program, obtaining approval for the first phase of a professional/medical office park across from the new Florida Memorial Hospital and beginning the permitting process for a pre-permitted industrial site capable of supporting a facility of up to 148,000 square feet.  An additional $112,000 was expended on tenant improvements for our self-developed flex office complex in Mason Commerce Center.

Capital expenditures projected for the remainder of 2011 approximate $5,200,000. The projected expenditures include the acquisition of 14 acres of land and the CVS Tallahassee, Florida leasehold improvements, through the IRS Section 1033 process, for $1,800,000 and $1,600,000, respectively.   Additional capital expenditures projected for 2011 consist of approximately $600,000 for continuation of the hay conversion program and $500,000 for tenant improvements at our self-developed flex office space in Mason Commerce Center. Additional funds are expected to be expended on tenant improvements on our self-developed income properties as leases are secured. Other than the committed tenant improvements, capital expenditures can be reduced at our discretion based on operating cash needs. As additional funds become available through qualified sales, we expect to reinvest in additional real estate opportunities.

Capital to fund the planned expenditures in 2011and the near future is expected to be provided from cash, operating activities, and financing sources that are currently in place, including the revolving line of credit. We are currently negotiating with our lender to extend and expand the $15 million revolving line of credit which matures in March 2012. Additionally, the Company has a portfolio of investment securities, which totaled $4,821,879 at March 31, 2011, and primarily consists of debt securities issued by states and political subdivisions of states with varying maturities.  These investment securities can be utilized, as they mature, for capital requirements. It is the Company’s intention to hold the investments to maturity.

    We also believe, if necessary, we have the ability to borrow on our remaining income property portfolio including our self-developed properties, which are unencumbered at this time.  It is anticipated that when our two self-developed properties reach stable occupancy levels financing will be pursued on these properties at a level not to exceed a 50% loan-to-value ratio.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect the repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. The repurchase plan is intended to be funded through reduced dividend payments in the future. We have no plans to increase debt to fund the repurchase plan. Through May 1, 2011, 4,660 shares had been repurchased at a total cost of $104,648, with no repurchases occurring during 2011.

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

At its regular Board meeting on April 27, 2011, the Company declared a dividend of $0.01 per share and announced that in the future dividends are expected to be declared and paid on a semi-annual basis.    The Company believes it is important to provide a dividend to its shareholders and given the current dividend level and the economic outlook, it is more prudent to pay the dividend on a semi-annual basis.  The proposed semi-annual dividend is expected to begin in October 2011.  The board will continue to review its dividend strategy and capital needs on a regular basis.
Back to Index

CRITICAL ACCOUNTING POLICIES

    The consolidated condensed financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses.  Actual results could differ from those estimates.

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.  Judgments and estimates of uncertainties are required in applying our accounting policies in many areas.  For the quarter ended March 31, 2011 there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We manage our debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. We are primarily exposed to interest rate risk on our $8,000,000 ($5,840,702 outstanding at March 31, 2011) long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, we entered into an interest rate swap agreement during the second quarter of 2002. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would not materially affect our financial position, results of operations, or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).  Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Back to Index

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2008, Wintergreen Advisers, LLC (“Wintergreen”), a Delaware limited liability company and the largest shareholder of the Company, filed a Verified Application for Court Ordered Inspection of the Company’s business records in the Circuit Court for the Seventh Judicial Circuit for Volusia County, Florida. The Verified Application alleged that the Company had not fully satisfied Wintergreen’s second demand to inspect certain corporate records, and Wintergreen sought an order requiring the Company to make additional records available for inspection and also requiring the Company to pay Wintergreen’s costs, including reasonable attorneys’ fees, incurred to obtain the order. The Company believed that Wintergreen’s second demand did not meet Florida’s statutory requirements for production of records, believed that it had fulfilled all of its statutory obligations to Wintergreen and vigorously defended this action. The hearing in this matter was completed on March 12, 2010, followed by supplemental filings by both parties, the last of which was made on April 8, 2010. On May 7, 2010, the trial court entered a Final Order Partially Granting and Partially Denying Wintergreen’s Verified Application. Wintergreen subsequently appealed this matter which is presently pending before the Florida Fifth District Court of Appeal.  Since the filing of our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2010, no material changes occured in this matter.

In September 2010, St. Johns River Water Management District (“SJRWMD”) served the Company with an administrative complaint in connection with certain Company agricultural operations. The complaint alleges that the Company constructed and operated a surface water management system without the proper permit. The Company disagreed with SJRWMD’s assertions in the complaint and requested an administrative hearing. The Company’s request for hearing was forwarded to the State of Florida Division of Administrative Hearings and a hearing was scheduled to begin in late March 2011, but was rescheduled for July 2011. On March 4, 2011, the parties filed a joint motion to cancel the hearing on July 12, 2011, and to place this case in abeyance which was granted by the Administrative Law Judge. This motion was precipitated by ongoing settlement negotiations and proposed legislation involving the agricultural exemption presently before the Florida Legislature. The parties proposed to file a case status report no later than July 1, 2011 relative to the status of the legislation. While it is too early to evaluate a potential outcome, the Company does not expect that these proceedings will have a material effect upon our financial condition.  Since the filing of our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2010, no material changes occured in this matter.

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

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to those risk factors. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

        While we periodically reassesses material trends and uncertainties affecting our results of operations and financial condition, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER REPURCHASE OF EQUITY SECURITIES

 In November 2008, the Company’s Board of Directors authorized the repurchase by the Company from time to time of up to $8 million of its common stock.  This share repurchase program does not have a stated expiration date.  There were no repurchases made under the program during the quarter and nine months ended March 31, 2011. From inception of the program, the Company has repurchased 4,660 shares of its common stock at a total cost of $104,648.

Back to Index

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 3.1
 Amended and Restated Articles of Incorporation of Consolidated-Tomoka Land Co., dated April 27, 2011, filed as Exhibit 3.1 to the registrant's Current
 Report Form 8-K filed April 28, 2011, and incorporated herein by reference.

Exhibit 3.2
 Amended and Restated Bylaws of Consolidated-Tomoka Land Co., dated April 27, 2011, filed as Exhibit 3.2 to the registrant's Current Report on
 Form 8-K filed April 28, 2011, and incorporated herein by reference.

Exhibit 31.1	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO.
                    (Registrant)

May 9, 2011 By:	/s/William H. McMunn
William H. McMunn, President and Chief Executive Officer

May 9, 2011 By:	/s/Bruce W. Teeters
Bruce W. Teeters, Senior Vice President - Finance and Treasurer

Back to Index