Form 10-Q
period 2011-06-30
CONSOLIDATED TOMOKA LAND CO
filed 2011-08-09
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(386) 274-2202

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website,

if any, every Interactive Data File required to be submitted and posted pursuant to

Rule 405 of Regulation S-T during the preceeding 12 months

(or such shorter period that the registrant was required to submit and post such files).

Yes x No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “smaller reporting company,” and “large accelerated filer” in

Rule 12b-2 of the Exchange Act.

Large accelerated filer                             Accelerated filer x

Non-accelerated filer (Do not check if a smaller reporting company)                  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company

(as defined in rule 12b-2 of the Exchange Act).

Yes          No x

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock Outstanding

August 01, 2011

$1.00 par value 5,733,464

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS
Cash	$138,080	$337,617
Investment Securities	4,985,138	4,939,625
Refundable Income Tax	—	29,351
Land and Development Costs	27,158,842	27,047,317
Intangible Assets	4,086,746	4,167,478
Other Assets	8,102,233	8,192,705

	$44,471,039	$44,714,093

Property, Plant, and Equipment:
Land, Timber, and Subsurface Interests	$15,033,929	$14,770,388
Golf Buildings, Improvements, and Equipment	11,827,237	11,823,081
Income Properties, Land, Buildings, and Improvements	121,450,046	119,935,128
Other Furnishings and Equipment	3,039,120	3,262,345
Construction in Progress	700,173	346,968

Total Property, Plant, and Equipment	152,050,505	150,137,910
Less, Accumulated Depreciation, and Amortization	(17,910,417)	(17,093,053)

Net - Property, Plant, and Equipment	134,140,088	133,044,857

TOTAL ASSETS	$178,611,127	$177,758,950

LIABILITIES
Accounts Payable	$259,327	$1,046,581
Accrued Liabilities	7,048,652	7,216,039
Accrued Stock Based Compensation	700,020	761,827
Pension Liability	854,131	791,941
Income Taxes Payable	60,100	—
Deferred Income Taxes	35,046,825	35,093,214
Notes Payable	16,992,904	15,249,248

TOTAL LIABILITIES	60,961,959	60,158,850

SHAREHOLDERS’ EQUITY
Common Stock	5,724,147	5,723,980
Additional Paid in Capital	5,187,033	5,164,102
Retained Earnings	107,752,717	107,807,321
Accumulated Other Comprehensive Loss	(1,014,729)	(1,095,303)

TOTAL SHAREHOLDERS’ EQUITY	117,649,168	117,600,100

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$178,611,127	$177,758,950

See Accompanying Notes to Consolidated Condensed Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended		(Unaudited) Six Months Ended

	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Income
Real Estate Operations:
Real Estate Sales
Sales and Other Income	$67,502	$(1,071,704)	$137,326	$(1,018,150)
Costs and Other Expenses	(370,628)	(279,184)	(688,721)	(524,176)

	(303,126)	(1,350,888)	(551,395)	(1,542,326)

Income Properties
Leasing Revenues and Other Income	2,393,004	2,401,551	4,766,729	4,817,931
Costs and Other Expenses	(656,394)	(632,854)	(1,308,094)	(1,235,569)

	1,736,610	1,768,697	3,458,635	3,582,362

Golf Operations
Sales and Other Income	1,347,704	1,295,544	2,721,280	2,464,425
Costs and Other Expenses	(1,759,244)	(1,690,635)	(3,393,404)	(3,221,055)

	(411,540)	(395,091)	(672,124)	(756,630)

Total Real Estate Operations	1,021,944	22,718	2,235,116	1,283,406

Profit on Sales of Other
Real Estate Interests	1,500	—	1,500	12,825
Interest and Other Income	83,007	56,670	258,218	110,909

Operating Income	1,106,451	79,388	2,494,834	1,407,140

General and Administrative Expenses	(644,502)	(1,006,653)	(2,437,115)	(2,212,600)

Income (Loss) Before Income Taxes	461,949	(927,265)	57,719	(805,460)
Income Taxes	(143,167)	334,094	2,158	290,108

Net Income (Loss)	$318,782	$(593,171)	$59,877	$(515,352)

Per Share Information:
Basic and Diluted Income (Loss) Per Share	$0.06	$(0.10)	$0.01	$(0.09)

Dividends	$0.01	$0.01	$0.02	$0.02

See Accompanying Notes to Consolidated Condensed Financial Statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

				Accumulated
	Common	Additional Paid- In	Retained	Other Comprehensive	Total Shareholders’	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Equity	Loss

Balance December 31, 2010	$5,723,980	$5,164,102	$107,807,321	$(1,095,303)	$117,600,100

Net Income	—	—	59,877	—	59,877	$59,877

Other Comprehensive Income: Cash Flow
Hedging Derivative, Net of Tax	—	—	—	95,418	95,418	95,418
Mark to Market Available-for-Sale
Investment Securities				(14,844)	(14,844)	(14,844)

Comprehensive Income	—	—	—	—	—	$140,451

Exercise of Stock Options	167	5,339	—	—	5,506

Stock Compensation Expense from Restricted Stock Grants	—	17,592	—	—	17,592

Cash Dividends ($0.02 per share)	—	—	(114,481)	—	(114,481)

Balance June 30, 2011	$5,724,147	$5,187,033	$107,752,717	$(1,014,729)	$117,649,168

See Accompanying Notes to Consolidated Condensed Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended
	June 30,	June 30,
	2011	2010
Cash Flow from Operating Activities
Net Income (Loss)	$59,877	$(515,352)

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,293,311	1,379,800
Gain on Disposition of Property, Plant, and Equipment	(124,950)	—
Deferred Income Taxes	(46,389)	(322,158)
Non-Cash Compensation	(41,179)	(607,537)

Decrease (Increase) in Assets:
Refundable Income Taxes	29,351	—
Land and Development Costs	(111,525)	(230,112)
Other Assets	90,472	174,872

(Decrease) Increase in Liabilities:
Accounts Payable	(787,254)	(351,467)
Income Taxes Payable	60,100	—
Accrued Liabilities and Accrued Stock Based Compensation	(24,623)	1,284,760

Net Cash Provided by Operating Activities	397,191	812,806

Cash Flow From Investing Activities:
Acquisition of Property, Plant, and Equipment	(2,177,740)	(662,102)
Investment in Intangible Assets	(130,070)	—
Proceeds from Maturities of Investment Securities	1,266,450	1,678,893
Acquisition of Investment Securities	(1,311,963)	(1,742,439)
Proceeds from Disposition of Property, Plant, and Equipment	124,950	—

Net Cash Used In Investing Activities	(2,228,373)	(725,648)

Cash Flow from Financing Activities:
Proceeds from Notes Payable	2,535,000	3,921,000
Payments on Notes Payable	(791,344)	(4,043,827)
Cash Proceeds from Exercise of Stock Options	3,378	7,181
Cash Used to Settle Stock Appreciation Rights	(908)	(7,533)
Dividends Paid	(114,481)	(114,473)

Net Cash Provided by (Used In) Financing Activities	1,631,645	(237,652)

Net Decrease in Cash	(199,537)	(150,494)
Cash, Beginning of Year	337,617	266,669

Cash, End of Period	$138,080	$116,175

The Company paid income taxes totaling $5,381 in the first six months of 2011 and no income taxes in the first six months of 2010.

See Accompanying Notes to Consolidated Condensed Financial Statements

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

Subsequent to June 30, 2009, the Company determined that the original accounting for these transactions was incorrect. The appropriate accounting would have been to record the road construction contribution in the amount of $1,125,000 as a reduction of the land sales price during the second quarter of 2009. After evaluating the quantitative and qualitative aspects of the misstatement, and in accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company determined the correction was not material to the quarters ended June 30, 2009 and 2010 and the year ended December 31, 2009. As a result, the accounting correction to reduce revenues and profits from real estate sales by $1,125,000, in addition to reducing income tax expense and deferred taxes by $405,000, was recorded in the second quarter of 2010. The adjustment had the effect of decreasing net income by $720,000 during the quarter, equivalent to $0.13 per share.

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

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Income Available to Shareholders:
Net Income (Loss)	$318,782	$(593,171)	$59,877	$(515,352)

Weighted Average Shares Outstanding	5,724,140	5,723,872	5,724,060	5,723,607
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	—	—	—	—

Total Shares Applicable to Diluted Earnings Per Share	5,724,140	5,723,872	5,724,060	5,723,607

Per Share Information:
Basic and Diluted Income Per Share
Net Income (Loss)	$0.06	$(0.10)	$0.01	$(0.09)

No impact was considered on the conversion of stock options during the 2011 and 2010 periods as the effect would be anti-dilutive. The number of anti-dilutive shares for the three-months and six months ended June 30, 2011 were 172,648 and 183,098, respectively.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company accounts for financial instruments as required by the Fair Value Measurements and Disclosure Topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). The largest carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, and accounts payable at June 30, 2011 and December 31, 2010, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s notes receivable and notes payable is not materially different from market value due to the short maturities on the notes. The interest rate swap derivative is carried at its fair value at June 30, 2011 and December 31, 2010.

At the time the Company’s note payable was refinanced in 2002, the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that we can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under the Derivative Instruments and Hedging Activities Topic of FASB ASC, which requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss. The fair market value of the interest rate swap agreement was determined using Significant Other Observable Inputs (Level 2). A financial model is used to determine the fair market value of the interest rate swap. The model estimates the expected cash flows discounted at the risk-free rate using the treasury yield curve, plus the current market observable LIBOR interest rate spread to treasuries, adjusted for the credit risk of the Company. The Fair Market Value recorded on the Balance Sheet at June 30, 2011 was a liability of $356,439. The change in fair value, net of applicable taxes, in the cumulative amount of $218,943 at June 30, 2011, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of investment securities by major security type and class of security at June 30, 2011 were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Investment Securities Available-for-Sale	$129,244	$—	$(24,166)	$105,078
Investment Securities Held-to-Maturity	4,880,061	11,516	(95,379)	4,796,198

	$5,009,305	$11,516	$(119,545)	$4,901,276

Investment securities held-to-maturity are comprised of securities issued by states and political subdivisions of states with investment securities available-for-sale consisting of preferred stocks. The fair value of all investment securities were measured using Level 1 inputs, quoted prices in active markets.

Investment securities totaling $2,132,285 were pledged as collateral for a $1,600,000 letter of credit which guaranteed the payment of land and leasehold improvements at our CVS store in Tallahassee, Florida. The leasehold improvements were completed on June 15, 2011 and the investment securities were released as collateral.

NOTE 5. STOCK OPTION PLAN

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

The Company used a Monte Carlo simulation pricing model to determine the fair value of its market condition awards. The determination of the fair value of market condition-based awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of awards, the relative performance of the Company’s stock price and shareholder returns to those companies in its peer group, annual dividends and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market conditions, provided the requisite service period is met.

A summary of activity during the six months ended June 30, 2011 is presented below:

Market Condition Non-Vested Restricted Shares

	Shares	Wgt. Avg. Grant Date Fair Value
Outstanding at December 31, 2010	5,700	$22.80
Granted	6,450	23.42
Vested	—	—
Forfeited	(2,833)	23.13

Outstanding at June 30, 2011	9,317	$23.13

As of June 30, 2011, there was $189,241 of unrecognized compensation cost adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 4.4 years.

The Company has maintained a stock option plan (the “2001 Plan”) pursuant to which 500,000 shares of the Company’s common stock may be issued.

A summary of share option activity under the 2001 Plan as of June 30, 2011 and changes during the six months then ended is presented below:

STOCK OPTIONS FOR THE SIX MONTHS

ENDED JUNE 30, 2011

	Shares	Wtd Avg Ex Price	Wtd Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	254,000	$52.91
Granted	—	—
Exercised	(1,600)	31.64
Expired	(33,400)	51.30

Outstanding at June 30, 2011	219,000	$53.31	5.39	$64,448

Exercisable at June 30, 2011	175,760	$54.47	5.03	$64,448

NOTE 5. STOCK OPTION PLAN (continued)

STOCK APPRECIATION RIGHTS FOR THE

SIX MONTHS ENDED JUNE 30, 2011

	Shares	Wtd Avg Ex Price	Wtd Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	254,000	$1.59
Granted	—	—
Exercised	(1,600)	0.57
Expired	(33,400)	1.83

Outstanding at June 30, 2011	219,000	$1.33	5.39	$34,703

Exercisable at June 30, 2011	175,760	$1.06	5.03	$34,703

In connection with the exercise of 1,600 option shares, 167 shares of stock were issued and 1,433 shares of stock were surrendered to relieve the stock option liability by $2,128. Cash proceeds of $3,378 were received on the exercise of stock options.

NOTE 6. PENSION PLAN

The Company maintains a defined benefit pension plan for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on age, years of service, and the average compensation for the highest five consecutive years during the final ten years of employment. The benefit formula provides for a life annuity benefit.

Following are the components of the Net Periodic Benefit Cost:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Service Cost	$74,595	$66,374	$149,189	$132,748
Interest Cost	113,933	115,734	227,866	231,468
Expected Return on Plan Assets	(166,487)	(136,610)	(332,974)	(273,221)
Net Amortization	9,053	16,831	18,107	33,662

Net Periodic Benefit Cost	$31,094	$62,329	$62,188	$124,657

The Company expects to make contributions approximating $140,000 in 2011.

NOTE 7. NOTES PAYABLE

On June 28, 2011, the Company amended the line of credit and loan agreement in order to among other things:

•	Increase the maximum loan amount to $25,000,000 from $15,000,000.
•	Add a first mortgage on 13 CVS and Walgreen properties in Florida and Georgia, owned by related entities of the borrower as loan security.
•	Change the maturity date of the loan to June 27, 2014.
•

Change the interest rate from a floating rate of three hundred ten (310) basis points over the one month London Interbank Offer Rate (“LIBOR Rate”) to two hundred fifty (250) basis points over the one-month LIBOR Rate.

•	Establish an annual commitment fee of $40,750 and an unused capacity fee of fifty (50) basis points annually on the average unused loan facility calculated and charged on an annual basis.
•

Remove the negative covenant in regards to annual new indebtedness to provide that the Company will not, in any single fiscal year, incur, create, assume or add any additional indebtedness or liability in an amount which exceeds $1,000,000 without bank approval.

•	Add financial covenants in respect to debt service coverage and loan-to-value ratios.

Notes payable consist of the following:

	June 30, 2011
	Total	Due Within One Year
$25,000,000 Line of Credit	$11,236,538	$—

Note Payable	5,756,366	322,793

	$16,992,904	$322,793

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending June 30,
2012	$322,793
2013	5,433,573
2014	11,236,538
2015	—
2016 & Thereafter	—

$16,992,904

For the first six months of 2011, interest expensed was $378,002, net of $11,213 interest capitalized to construction in progress during the period, with interest totaling $389,215 paid during the period.

For the first six months of 2010, interest expensed and paid was $316,772, with no interest capitalized during the period.

The Company is in compliance with all of its debt covenants as of June 30, 2011.

NOTE 8. COMMITMENTS AND CONTINGENCIES

At the end of 2008, the Company focused its efforts on obtaining federal stimulus dollars to extend Dunn Avenue, a major east/west thoroughfare bridging Interstate 95, which would provide improved access to Company lands. In June 2009, the Company entered into a cost-sharing agreement with the City of Daytona Beach and the County of Volusia that allowed the use of these federal funds received by the County to build this road project. The Company’s cost participation projected to be $554,196 (originally estimated at $1,125,000) was paid in 2010. This amount is subject to true-up based on the actual cost of construction.

In November 2008, the Company’s Board of Directors authorized the repurchase by the Company, from time to time, of up to $8 million of its common stock. Through June 30, 2011, the Company has repurchased 4,660 shares at a total cost of $104,648, with no shares repurchased in 2011.

In order to secure tenants for its income properties, the Company may commit to construct or fund tenant improvements on such properties. The Company has committed to construct tenant improvements of approximately $1,125,000, of which approximately $700,000 was spent as of June 30, at its Mason Commerce Center flex office buildings in Gateway Business Center South, Daytona Beach, Florida. Additionally, the Company had committed to fund leasehold improvements approximating $1,600,000, for the CVS store in Tallahassee, Florida, in exchange for a new twenty-five year triple-net lease. With the work completed in June 2011 these expenditures, were paid and capitalized to property, plant, and equipment. The costs will be depreciated over the life of the projects.

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

In September 2010, St. Johns River Water Management District (the “District”) served the Company with an administrative complaint in connection with certain Company agricultural operations. The complaint alleges that the Company constructed and operated a surface water management system without the proper permit. The Company disagreed with the District’s assertions in the complaint and requested an administrative hearing originally scheduled for late March 2011, which was subsequently rescheduled for July 2011. On March 4, 2011, the Company and the District filed a joint motion to cancel the July hearing and to place this case in abeyance, which was granted. This motion was precipitated by ongoing settlement negotiations and proposed legislation involving the agricultural exemption then pending before the Florida Legislature. The parties were required to file a case status report regarding the status of the legislation by July 1, 2011. The legislation clarifies the application of the exemption to certain agricultural activities and also, in the event of a dispute between the District and a landowner, affects the District’s ability to conclude that an agricultural activity is not exempt without a determination by the Florida Division of Agriculture and Consumer Services if such determination is requested by the District or the landowner. The legislation was passed during the 2011 legislative session, approved by the Governor on June 17, 2011, and became effective on July 1, 2011. Since the new law is applicable retroactively, on June 30, 2011, the Company and the District filed a joint motion for an additional three-month abeyance until the facts of the case can be assessed in context with the new law. The parties are required to file a case status report by October 3, 2011. The chance of loss from this action is remote. The Company does not believe the resolution of this matter will have a material adverse effect on the Company’s net income or financial condition.

From time to time, the Company may be a party to certain other legal proceedings, incidental to the normal course of our business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

Information about the Company’s operations in different segments is as follows (amount in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Real Estate	$68	$(1,072)	$137	$(1,018)
Income Properties	2,393	2,402	4,767	4,818
Golf	1,348	1,295	2,721	2,464
General, Corporate, and Other	84	57	260	124

	$3,893	$2,682	$7,885	$6,388

Income (Loss):
Real Estate	$(303)	$(1,351)	$(551)	$(1,542)
Income Properties	1,737	1,769	3,459	3,582
Golf	(412)	(395)	(672)	(756)
General, Corporate, and Other	(560)	(950)	(2,178)	(2,089)

	$462	$(927)	$58	$(805)

Identifiable Assets:
Real Estate			$44,697
Income Properties			117,338
Golf			6,653
General, Corporate, and Other			9,923

			$178,611

Depreciation and Amortization:
Real Estate			$107
Income Properties			931
Golf			206
General, Corporate, and Other			49

			$1,293

Capital Expenditures:
Real Estate			$305
Income Properties			1,868
Golf			4
General, Corporate, and Other			1

			$2,178

Income represents income (loss) from continuing operations before income taxes. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. General corporate assets and assets used in the Company’s other operations consist primarily of cash, investment securities, and property, plant, and equipment.

There were no transactions between segments for any of the periods.

NOTE 10. CONCENTRATION OF RISKS AND UNCERTAINTIES

The Company’s real estate investments are concentrated in the State of Florida. Uncertainty of the duration of the prolonged real estate and economic slump could have an adverse impact on the Company’s real estate values.

NOTE 11. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (FASB) amended requirements for the presentation of other comprehensive income (“OCI”), requiring presentation of comprehensive income in either a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI. The amendment is effective for the Company at the beginning of fiscal year 2012 with early adoption permitted. The adoption of this guidance will not impact the Company’s financial position, results of operations, or cash flows and will only impact the presentation of OCI in the financial statements.

In May 2011, the FASB amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The amendment is effective for the Company at the beginning of January 2012, with early adoption prohibited. The adoption of this amendment is not expected to materially affect the Company’s financial statements.

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

Until the dramatic downturn in the national and local economies in 2008, sales activity on Company owned lands had been strong over the preceding several years. During 2009, land sales were minimal with no land sales occurring in 2010 or the first half of 2011. Development activities on and around Company owned lands continued relatively strong throughout 2008 and into 2009 with the commencement and completion of projects planned or in process before the downturn. Sales and development activities over the last several years included: a hospital, a cancer treatment center, a private high school, two public schools, the City of Daytona Beach police headquarters, a fire station, an apartment complex, a residential townhome community, a hotel, a restaurant, office buildings, industrial buildings, a manufacturing facility, a retail furniture store, and expansion of the Daytona Beach Auto Mall. Additionally over the last several years, roads which benefit Company owned land have been constructed, extended, or improved.

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

OPERATIONS OVERVIEW (continued)

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

As part of our strategy to prepare the Company for the return of the real estate economy, two major land use initiatives were pursued: a major comprehensive land use plan change on 3,000 acres of land west of I-95 and south of State Road 40, and a rescission of the 4,500 acre LPGA Development of Regional Impact. The Comprehensive Land Use change which was approved in late 2010, provides for significantly increased residential and commercial density on the land, while we expect that the rescission approved in June 2011 will relieve the Company of many time-consuming regulatory requirements.

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

In the third quarter of 2009, we were notified by Barnes & Noble that it would be vacating its store in Lakeland, Florida, upon the expiration of the original lease term at the end of January 2010. The building has since been vacated by Barnes & Noble. A short-term seasonal lease was executed in July 2011. This lease should provide enough income to substantially offset the annual operating expenses of the property. We continue to pursue all strategic alternatives for the property, including leasing the building on a long-term or short-term basis, and the sale of the property.

The lease on the Barnes & Noble store in Daytona Beach, Florida, was scheduled to expire at the end of January 2011, excluding option years. An amendment to the lease was executed in October 2010, which extended the lease term through January 31, 2015, at a current market lease rate.

In June 2011, the Company funded the acquisition of land and leasehold improvements approximating $1,600,000, for the expansion of our CVS store site located in Tallahassee, Florida in exchange for a new twenty-five year triple-net lease term, on June 15, 2011, the investment was completed with rent increasing by approximately $130,000 a year.

The Company owns three RBC Centura Bank (“RBC”) retail banking sites in Florida and Georgia. In June 2011, RBC agreed to sell its U.S. retail banking unit to PNC Financial Services Group Inc. The Company does not expect the sale, which is scheduled to close in 2012, will have an immediate impact on these properties. During the fourth quarter of 2009, RBC closed its branch in Altamonte Springs, Florida. The tenant is obligated on the lease and continues to make lease payments.

We currently have two self-developed projects in the lease-up stage. The first project is a two-building 31,000 square-foot flex office space complex located within Mason Commerce Center. Construction of these buildings was completed in 2008. During the third quarter of 2010, the Company executed a five year lease with the State of Florida for 19,200 square feet in the flex office space complex. Tenant improvements are on schedule for fourth quarter 2011 completion and occupancy of the space. In April 2011, a ten year lease was signed with Walgreen Co. for an additional 3,840 square feet with the Company committing to tenant improvements approximating $175,000 . Occupancy of the space is anticipated in the third quarter of 2011. The addition of these two new leases will bring occupancy of the buildings to approximately 94%.

The second self-developed property is the first phase of a 12-acre, 4-lot commercial complex located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida. The parcel includes a 22,000 square-foot two-story office building. With the exception of additional tenant improvements, which are to be made as vacant space is leased, construction of the building has been completed. Approximately 75% of the building is under lease to two tenants, both of which commenced occupancy in the third quarter of 2009.

Golf operations consist of the operation of two golf courses, a clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95, south and east of LPGA Boulevard. The Champions course was designed by Rees Jones and the Legends course was designed by Arthur Hills. The Company leases the golf courses under a long-term lease with the City of Daytona Beach, Florida. An increase in the lease rate takes affect October 1, 2012.

OPERATIONS OVERVIEW (continued)

Our agricultural operations consist of growing, managing, and selling timber and hay on approximately 10,700 acres of land on the west side of Daytona Beach, Florida. We are currently in the process of converting a portion of our timberlands to hay production, and considering other agricultural uses.

The Company also owns full or fractional subsurface oil, gas and mineral interests in approximately 516,000 surface acres in 20 Florida counties. The Company receives oil royalties from operating oil wells on 800 acres under lease.

SUMMARY OF 2011 OPERATING RESULTS

During the second quarter of 2011 the Company posted a profit of $318,782, equivalent to $0.06 per share. This profit was generated on the strength of earnings from the Company’s income property portfolio. A loss totaling $593,171, equivalent to $0.10 per share, was recorded in 2010’s second quarter. The 2010 quarterly loss was primarily due to the modification of an accounting treatment related to the recording of land sales in the second quarter of 2009, as discussed in “NOTE 2. MODIFICATION OF AN ACCOUNTING TREATMENT” in the consolidated condensed financial statements. The correction had the effect of decreasing net income by $720,000.

A profit of $59,877, equivalent to $0.01 per share, was posted for the first six months of 2011. This small profit was again generated on strong profits from the income property portfolio, in addition to improved golf operations and lower general and administrative expenses. The modification of an accounting treatment related to previous periods sales resulted in losses totaling $515,352, equivalent to $0.09 per share, in the first six months of 2010.

We also use Earnings before Depreciation, Amortization, and Deferred Taxes (EBDDT) as a performance measure. Our strategy of investing in income properties through the deferred-tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT:

	Three Months Ended
	June 30, 2011	June 30, 2010
Net Income	$318,782	$(593,171)
Add Back:
Depreciation and Amortization	635,043	686,897
Deferred Taxes	51,897	(320,980)
Earnings before Depreciation, Amortization, and Deferred Taxes	$1,005,722	$(227,254)

	Six Months Ended
	June 30, 2011	June 30, 2010
Net Income	$59,877	$(515,352)
Add Back:
Depreciation and Amortization	1,293,311	1,379,800
Deferred Taxes	(96,989)	(322,158)
Earnings before Depreciation, Amortization, and Deferred Taxes	$1,256,199	$542,290

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

SUMMARY OF 2011 OPERATING RESULTS (continued)

For the second quarter of 2011, EBDDT totaled $1,005,722 compared to a loss of $227,254 realized in 2010’s same period. EBDDT totaling $1,256,199 was posted in 2011’s first six months, with EBDDT amounting to $542,290 in the prior year’s same period. Higher EBDDT, during both 2011’s second quarter and first six months, when compared to the prior year, resulted not only from the increased profitability but from an increase in deferred taxes. The rise in deferred income taxes resulted from deferred taxes associated with accounting treatment modification in 2010.

REAL ESTATE OPERATIONS

REAL ESTATE SALES

Losses from real estate operations totaled $303,126 and $551,395 during the second quarter and first six months of 2011, respectively, as no land sales transactions closed in either period. Revenues, which were realized on oil royalties in addition to modest hay sales, amounted to $67,502 in the second quarter of 2011 and $137,326 for the six-month period.

Real estate operations posted losses of $1,350,888 and $1,542,326 for the second quarter and first six months of 2010, respectively. These losses were the result of closing no real estate land sales during either period in addition to a $1,125,000 modification of accounting treatment to real estate sales revenues from transactions which occurred in the prior year. This modification of accounting treatment resulted in negative revenues totaling $1,071,704 during the second quarter and $1,018,150 for the six-month period of 2010.

INCOME PROPERTIES

Revenues from income properties totaling $2,393,004 in the second quarter of 2011 were in line with the prior year’s revenues amounting to $2,401,004. Increased revenues from the Company’s self-developed properties offset a decline from lower revenue from the Barnes & Noble property in Daytona Beach, Florida due to the negotiated lease extension at a reduced rate effective February 2011. Income properties costs and expenses rose 4% when compared to the prior year as the result of increased interest expense in addition to commissions expense paid for the leasing of space in the self-developed properties. Income properties costs and expenses were $656,394 and $632,854 for the second quarters of 2011 and 2010, respectively. Profits of $1,736,610 were generated in the second quarter of 2011, representing a 2% decrease from profits totaling $1,768,697 during the same period of 2010.

Profits from income properties for the first six months of 2011 totaled $3,458,635 and represented a 3% decrease from the prior year’s same period profits totaling $3,582,362. This modest downturn was posted on a 1% decline in revenues and a 6% rise in costs and expenses. Revenues totaled $4,766,729 during the first six months of 2011. The decrease was attributed to lower revenue from the former Barnes & Noble property located in Lakeland, Florida, on the expiration of the lease at the end of January 2010, in addition to the lower lease revenues from the Daytona Beach, Florida Barnes & Noble property due to the renegotiated lease. Somewhat offsetting these revenue declines were additional revenues recognized from the self-developed properties new leasing activities. Income properties revenues amounted to $4,817,931 during 2010’s first six months. Income properties costs and expenses totaled $1,308,094 and $1,235,569 for the first six months of 2011 and 2010, respectively. The rise in expenses was due to higher interest expense, commissions, and depreciation on the self-developed properties.

GOLF OPERATIONS

Golf operations experienced a 4% increase in losses during the second quarter of 2011 when compared to the prior year. This higher loss, of $411,540 resulted from a 4% increase in costs and expenses, although, somewhat was offset by a 4% increase in revenues during the period. Losses from golf operations totaled $395,091 during 2010’s second period. The revenue gain was achieved on a 13% rise in the number of rounds played, offset by a 2% decrease in the average rate per round. This increased activity resulted in a 6% increase in revenues from golfing activities, while food and beverage revenues rose 1% during the period. Revenues totaled $1,347,704 and $1,295,544 for the second quarters of 2011 and 2010, respectively. Golf operations costs and expenses rose primarily on higher golf course maintenance and food and beverage operating costs, with costs and expenses totaling $1,759,244 and $1,690,635 for the two quarterly periods of 2011 and 2010, respectively.

GOLF OPERATIONS (continued)

Favorable weather conditions experienced in the first quarter of 2011 helped to generate increased revenues and improved profitability from golf operations for the first six months of 2011. Revenues totaling $2,721,280 during the six-month period of 2011 represented a 10% gain over the prior year’s same period, while losses were reduced 11% to $672,124. During 2010’s first six months, revenues amounting to $2,464,425 produced a loss of $756,630. Both golf and food and beverage activities contributed to the 2011 revenue gain with golf revenues increasing 12% and food and beverage revenues growing 7%. These gains were achieved due to a 20% increase in the number of rounds played during the period, somewhat offset by a 5% reduction in the average greens fee per round played. Golf operations costs and expenses rose 5% during the period to $3,393,404. The escalation, from $3,221,055 in 2010’s same period, was the result of the increased activity in addition to higher course maintenance costs.

GENERAL, CORPORATE, AND OTHER

There were releases of 5 acres of subsurface entry rights producing $1,500 during the first six months of 2011, with releases on 10 acres producing profits on the sale of other real estate interests of $12,825 for the corresponding six-month period of 2010.

For the second quarter of 2011, interest and other income totaled $83,007. Included in this income was an approximate $34,000 gain on insurance proceeds received on destroyed agriculture equipment. Interest and other income realized during the prior year’s same period totaled $56,670.

Interest and other income totaled $258,218 in the first six months of 2011 and included the recognition of a $125,000 gain on insurance proceeds received on destroyed agriculture equipment and the sale of fill dirt totaling $25,908. Interest earned on investment securities was in line with the prior year’s same period when interest and other income totaled $110,909.

A 36% reduction in general and administrative expenses was recorded in 2011’s second period when compared to the prior year. The reduction, to $644,502, was primarily due to a reduction in stock options accruals, with additions to income recorded in both periods. Also contributing to the decline were lower legal costs, primarily associated with shareholder litigation. General and administrative expenses totaled $1,006,653 during the second quarter of 2010.

A 10% increase in general and administrative expenses was posted in the first six months of 2011 when compared to the prior year’s same period. The increase was substantially due to a $566,356 reduction in stock option accruals, with additions to income recorded in both periods. During 2010’s first six months stock option accruals resulted in a $607,535 addition to income with an addition of $41,179 posted in 2011. Somewhat offsetting this increase were reductions in legal expenses, primarily associated with lower shareholder litigation expenses, compensation costs, and loan costs. General and administrative costs totaled $2,437,115 and $2,212,600 for the first six months of 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, cash and investment securities totaled $5,123,218 with there being no funds held for reinvestment through the like-kind exchange process at that date. This balance represented a decline of $154,024 from the cash and investment security balances held at December 31, 2010. Additionally, notes payable increased $1,743,656 during the first six-months of 2011 to $16,992,904. Major uses of funds during the period were centered on the development and construction activities in addition to the acquisition of land and leasehold improvements at the Tallahassee, Florida, CVS store. The cost of the land and leasehold improvements approximated $1.6 million and were funded utilizing the IRS Section 1033 process.

Development activities, which approximated $376,000 in the first six months of 2011, included the continuation of our hay conversion program, obtaining approval for the 15 acre first phase of a professional/medical office park across from the new Florida Memorial Hospital, and beginning the permitting process for a 10 acre pre-permitted industrial site capable of supporting a facility of up to 148,000 square-feet. An additional $353,000 was expended on tenant improvements for our self-developed flex office complex in Mason Commerce Center.

Capital expenditures projected for the remainder of 2011 are expected to approximate $3,000,000. The projected expenditures include the acquisition of 6 acres of land through the IRS Section 1033 process for $1,250,000. Additional capital expenditures projected for 2011 consist of approximately $400,000 for continuation of the hay conversion program and $400,000 for tenant improvements at our self-developed flex office space in Mason Commerce Center. Additional funds are expected to be expended on tenant improvements on our self-developed income properties as leases are secured. Other than the committed tenant improvements, capital expenditures can be reduced at our discretion based on operating cash needs. As additional funds become available through qualified sales, we expect to reinvest in additional real estate opportunities.

LIQUIDITY AND CAPITAL RESOURCES (continued)

At the end of 2008, the Company focused its efforts on obtaining federal stimulus dollars to extend Dunn Avenue, a major east/west thoroughfare bridging Interstate 95, which would provide improved access to Company lands. In June 2009, the Company entered into a cost-sharing agreement with the City of Daytona Beach and the County of Volusia that allowed the use of these federal funds received by the County to build this road project. The Company’s cost participation projected to be $554,196 (originally estimated at $1,125,000) was paid in 2010. This amount is subject to true-up based on the actual cost of construction. Construction of the road project was completed in the second quarter of 2011, with the cost true-up anticipated prior to the end of the third quarter.

Capital to fund the planned expenditures in 2011 and the near future is expected to be provided from cash, operating activities, and financing sources that are currently in place, including the recently amended revolving line of credit, as described below. Additionally, the Company has a portfolio of investment securities, which totaled $4,985,138 on the balance sheet at June 30, 2011, and primarily consists of debt securities issued by states and political subdivisions of states with varying maturities. These investment securities can be utilized, as they mature, for capital requirements. It is the Company’s intention to hold the investments to maturity. We believe we will have sufficient liquidity to fund our operations, capital requirements and debt service requirements over the next twelve months and into the foreseeable future.

We also believe, if necessary, that we have the ability to borrow on our remaining unencumbered income property portfolio including our self-developed properties.

On June 28, 2011, the Company amended the line of credit and loan agreement with SunTrust in order to among other things:

•	Increase the maximum loan amount to $25,000,000 from $15,000,000.
•	Add a first mortgage on 13 CVS and Walgreen properties in Florida and Georgia, owned by related entities of the borrower as loan security.
•	Change the maturity date of the loan to June 27, 2014.
•

Change the interest rate from a floating rate of three hundred ten (310) basis points over the one month London Interbank Offer Rate (“LIBOR Rate”) to two hundred fifty (250) basis points over the one-month LIBOR Rate.

•	Establish an annual commitment fee of $40,750 and an unused capacity fee of fifty (50) basis points annually on the average unused loan facility calculated and charged on an annual basis.
•

Remove the negative covenant in regards to annual new indebtedness to provide that the Company will not, in any single fiscal year, incur, create, assume or add any additional indebtedness or liability in an amount which exceeds $1,000,000 without bank approval.

•	Add financial covenants in respect to debt service coverage and loan-to-value ratios.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect the repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. We have no plans to increase debt to fund the repurchase plan. Through August 1, 2011, 4,660 shares had been repurchased at a total cost of $104,648, with no repurchases occurring during 2011.

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. For the six months ended June 30, 2011, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We manage our debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. We are primarily exposed to interest rate risk on our $8,000,000 ($5,756,366 outstanding at June 30, 2011) long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, we entered into an interest rate swap agreement during the second quarter of 2002. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would not materially affect our financial position, results of operations, or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In September 2010, St. Johns River Water Management District (the “District”) served the Company with an administrative complaint in connection with certain Company agricultural operations. The complaint alleges that the Company constructed and operated a surface water management system without the proper permit. The Company disagreed with the District’s assertions in the complaint and requested an administrative hearing originally scheduled for late March 2011 which was subsequently rescheduled for July 2011. On March 4, 2011, the Company and the District filed a joint motion to cancel the July hearing and to place this case in abeyance, which was granted. This motion was precipitated by ongoing settlement negotiations and proposed legislation involving the agricultural exemption then pending before the Florida Legislature. The parties were required to file a case status report regarding the status of the legislation by July 1, 2011. The legislation clarifies the application of the exemption to certain agricultural activities and also, in the event of a dispute between the District and a landowner, affects the District’s ability to conclude that an agricultural activity is not exempt without a determination by the Florida Division of Agriculture and Consumer Services if such determination is requested by the District or the landowner. The legislation was passed during the legislative session, approved by the Governor on June 17, 2011, and became effective on July 1, 2011. Since the new law is applicable retroactively, on June 30, 2011, the Company and the District filed a joint motion for an additional three-month abeyance until the facts of the case can be assessed in context with the new law. The parties are required to file a case status report by October 3, 2011. The chance of loss from this action is remote. The Company does not believe the resolution of this matter will have a material adverse effect on the Company’s net income or financial condition.

From time to time, the Company may be a party to certain other legal proceedings, incidental to the normal course of our business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2011, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market in the City of Daytona Beach and Volusia County, Florida; the impact of a prolonged recession or further downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of environmental and land use regulations; extreme or severe weather conditions; the impact of competitive real estate activity; variability in quarterly results due to the unpredictable timing of land sales; the loss of any major income property tenants; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

ITEM 1A. RISK FACTORS (continued)

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER REPURCHASE OF EQUITY SECURITIES

In November 2008, the Company’s Board of Directors authorized the repurchase by the Company from time to time of up to $8 million of its common stock. This share repurchase program does not have a stated expiration date. There were no repurchases made under the program during the quarter and six months ended June 30, 2011. From inception of the program, the Company has repurchased 4,660 shares of its common stock at a total cost of $104,648.

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 3.1	Amended and Restated Articles of Incorporation of Consolidated-Tomoka Land Co., dated April 27, 2011, filed as Exhibit 3.1 to the registrant’s Current Report Form 8-K filed April 28, 2011, and incorporated herein by reference.

Exhibit 3.2	Amended and Restated Bylaws of Consolidated-Tomoka Land Co., dated April 27, 2011, filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed April 28, 2011, and incorporated herein by reference.

Exhibit 10.1	Fourth Amendment to Master Loan and Security Agreement, dated June 28, 2011, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 30, 2011, and incorporated herein by reference.

Exhibit 10.2	Renewal Increase Revolving Line of Credit Note, dated June 28, 2011, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 30, 2011, and incorporated herein by reference.

Exhibit 10.3	Mortgage and Security Agreement, dated June 28, 2011, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 30, 2011, and incorporated herein by reference.

Exhibit 10.4	Deed to Secure Debt, dated June 28, 2011, filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed June 30, 2011, and incorporated herein by reference.

Exhibit 10.5	Deed to Secure Debt, dated June 28, 2011, filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed June 30, 2011, and incorporated herein by reference.

Exhibit 10.6	Environmental Compliance Agreement and Indemnification, dated June 28, 2011, filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed June 30, 2011, and incorporated herein by reference.

Exhibit 10.7	Employment Agreement by and between Consolidated-Tomoka Land Co. and John P. Albright, made and entered into as of June 28, 2011, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference.

ITEM 6 EXHIBITS (continued)

Exhibit 31.1	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	*XBRL Instance Document

Exhibit 101.SCH	*XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	*XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	*XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	*XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	*XBRL Taxonomy Definition Linkbase Document

* Furnished herewith (not filed).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO. (Registrant)

August 9, 2011	By:	/s/ John P. Albright
John P. Albright, President and
Chief Executive Officer

August 9, 2011	By:	/s/ Bruce W. Teeters
Bruce W. Teeters, Senior Vice President -
Finance and Treasurer