Form 10-Q
period 2011-09-30
CONSOLIDATED TOMOKA LAND CO
filed 2011-11-09
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Class of Common Stock Outstanding November 1, 2011 $1.00 par value 5,829,464

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2011	December 31, 2010
ASSETS
Cash	$166,015	$337,617
Investment Securities	476,692	4,939,625
Refundable Income Tax	—	29,351
Land and Development Costs	24,563,912	27,047,317
Intangible Assets	3,980,154	4,167,478
Other Assets	8,041,159	8,192,705

	$37,227,932	$44,714,093

Property, Plant and Equipment:
Land, Timber and Subsurface Interests	$15,065,687	$14,770,388
Golf Buildings, Improvements and Equipment	2,500,000	11,823,081
Income Properties Land, Buildings and Improvements	121,636,057	119,935,128
Other Furnishings and Equipment	2,666,572	3,262,345
Construction in Process	972,594	346,968

Total Property, Plant and Equipment	142,840,910	150,137,910
Less, Accumulated Depreciation and Amortization	(12,475,191)	(17,093,053)

Net - Property, Plant and Equipment	130,365,719	133,044,857

TOTAL ASSETS	$167,593,651	$177,758,950

LIABILITIES
Accounts Payable	$214,712	$1,046,581
Accrued Liabilities	8,213,787	7,216,039
Accrued Stock Based Compensation	510,535	761,827
Pension Liability	836,178	791,941
Income Taxes Payable	180,998	—
Deferred Income Taxes	32,148,019	35,093,214
Notes Payable	11,811,482	15,249,248

TOTAL LIABILITIES	53,915,711	60,158,850

SHAREHOLDERS’ EQUITY
Common Stock	5,724,147	5,723,980
Additional Paid in Capital	5,365,841	5,164,102
Retained Earnings	103,534,725	107,807,321
Accumulated Other Comprehensive Loss	(946,773)	(1,095,303)

TOTAL SHAREHOLDERS’ EQUITY	113,677,940	117,600,100

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$167,593,651	$177,758,950

See Accompanying Notes to Condensed Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended		(Unaudited) Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Real Estate Operations:
Real Estate Sales
Sales and Other Income	$68,496	$34,969	$205,822	$(983,181)
Costs and Other Expenses	(396,251)	(436,647)	(1,084,972)	(960,823)
Impairment Charge	(2,606,412)	—	(2,606,412)	—

	(2,934,167)	(401,678)	(3,485,562)	(1,944,004)

Income Properties
Leasing Revenues and Other Income	2,480,999	2,451,845	7,247,728	7,269,776
Costs and Other Expenses	(660,583)	(639,982)	(1,968,677)	(1,875,551)

	1,820,416	1,811,863	5,279,051	5,394,225

Golf Operations
Sales and Other Income	838,646	899,209	3,559,926	3,363,634
Costs and Other Expenses	(1,388,206)	(1,533,710)	(4,781,610)	(4,754,765)
Impairment Charge	(4,012,476)	—	(4,012,476)	—

	(4,562,036)	(634,501)	(5,234,160)	(1,391,131)

Total Real Estate Operations	(5,675,787)	775,684	(3,440,671)	2,059,090

Profit on Sales of Other Real Estate Interests	8,750	—	10,250	12,825

Interest and Other Income	86,210	30,003	344,428	140,912

	(5,580,827)	805,687	(3,085,993)	2,212,827
General and Administrative Expenses	(1,357,749)	(1,088,344)	(3,794,864)	(3,300,944)

Loss Before Income Taxes	(6,938,576)	(282,657)	(6,880,857)	(1,088,117)
Income Taxes	2,720,584	105,664	2,722,742	395,772

Net Loss	$(4,217,992)	$(176,993)	$(4,158,115)	$(692,345)

Per Share Information:
Basic and Diluted Loss Per Share	$(0.74)	$(0.03)	$(0.73)	$(0.12)

Dividends	$—	$0.01	$0.02	$0.03

See Accompanying Notes to Condensed Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(Unaudited)

	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Loss
Balance December 31, 2010	$5,723,980	$5,164,102	$107,807,321	$(1,095,303)	$117,600,100
Net Loss	—	—	(4,158,115)	—	(4,158,115)	$(4,158,115)
Other Comprehensive Income: Cash Flow Hedging Derivative, Net of Tax	—	—	—	148,530	148,530	148,530

Comprehensive Loss						$(4,009,585)

Exercise of Stock Options	167	5,339	—	—	5,506
Stock Compensation Expense from Restricted Stock Grants	—	196,400	—	—	196,400
Cash Dividends ($0.02 per share)	—	—	(114,481)	—	(114,481)

Balance September 30, 2011	$5,724,147	$5,365,841	$103,534,725	$(946,773)	$113,677,940

See Accompanying Notes to Condensed Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended
	September 30, 2011	September 30, 2010
Cash Flow from Operating Activities:
Net Loss	$(4,158,115)	$(692,345)

Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization	1,940,410	2,066,032
Impairment of Long-Lived Assets	6,618,888	—
Gain on Disposition of Property, Plant and Equipment	(294,496)	6,394
Deferred Income Taxes	(2,945,195)	957,865
Non Cash Compensation	(51,855)	(638,743)

Decrease (Increase) in Assets:
Refundable Income Taxes	29,351	(1,321,388)
Land and Development Costs	(123,007)	(297,825)
Other Assets	151,546	554,854

(Decrease) Increase in Liabilities:
Accounts Payable	(831,869)	(254,259)
Accrued Liabilities and Accrued Stock Based Compensation	1,190,514	1,367,547
Income Taxes Payable	180,998	—

Net Cash Provided By Operating Activities	$1,707,170	$1,748,132

Cash Flow From Investing Activities:
Acquisition of Property, Plant and Equipment	(3,062,108)	(906,754)
Investment in Intangible Assets	(130,070)	—
Proceeds from Sales, Calls or Maturities of Investment Securities	6,336,530	3,339,071
Acquisition of Investment Securities	(1,873,597)	(3,517,240)
Proceeds from Disposition of Property, Plant and Equipment	400,250	—

Net Cash Provided by (Used In) Investing Activities	$1,671,005	$(1,084,923)

Cash Flow from Financing Activities:
Proceeds from Notes Payable	8,273,000	5,608,000
Payments on Notes Payable	(11,710,766)	(6,226,750)
Cash Proceeds from Exercise of Stock Options	3,378	7,181
Cash Used to Settle Stock Appreciation Rights	(908)	(7,533)
Dividends Paid	(114,481)	(171,712)

Net Cash Used In Financing Activities	$(3,549,777)	$(790,814)

Net Decrease in Cash	(171,602)	(127,605)
Cash, Beginning of Year	337,617	266,669

Cash, End of Period	$166,015	$139,064

Income tax totaling $105,381 was paid in the first nine months of 2011, with no income tax paid in the first nine months of 2010.

See Accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. PRINCIPLES OF INTERIM STATEMENTS

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures, which are normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, have been omitted pursuant to those rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Consolidated-Tomoka Land Co. (the “Company”) and the results of operations for the interim periods. The consolidated condensed format is designed to be read in conjunction with the last annual report. For further information, refer to the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

NOTE 2. MODIFICATION OF AN ACCOUNTING TREATMENT

During the second quarter of 2009, the Company recorded ancillary sales of two parcels of land and an easement to Volusia County for right-of-way, retention ponds, and construction access for the Dunn Avenue extension road project. During the second quarter of 2009, the Company and Volusia County executed a joint funding agreement, which required the Company, Volusia County, and the City of Daytona Beach to each fund $1,125,000 of the estimated $9,900,000 construction, engineering, and inspection costs for the Dunn Avenue extension project. The land sales were recorded at closing when the cash proceeds were received in full. The commitment to fund a portion of the construction costs was initially expected to be recorded as land development cost when incurred since the Company owned the adjoining land benefitting from the expenditure. The $1,125,000 funding commitment was previously disclosed in the second quarter 2009 Form 10-Q and 2009 Form 10-K.

Subsequent to June 30, 2009, the Company determined that the original accounting for these transactions was incorrect. The appropriate accounting would have been to record the road construction contribution in the amount of $1,125,000 as a reduction of the land sales price during the second quarter of 2009. After evaluating the quantitative and qualitative aspects of the misstatement, and in accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company determined the correction was not material to the quarters ended September 30, 2009 and 2010 and the year ended December 31, 2009. As a result, the accounting correction to reduce revenues and profits from real estate sales by $1,125,000, in addition to reducing income tax expense and deferred taxes by $405,000, was recorded in the second quarter of 2010. The adjustment had the effect of decreasing net income by $720,000 during the quarter, equivalent to $0.13 per share.

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS

During the third quarter of 2011, the Company recognized an impairment charge for its golf operations’ assets totaling $4,012,476. The fair market value of the property was determined to be $2,500,000. This fair market value was determined through a third party valuation specialist in the golf course industry. The impairment charge was taken as several facts and circumstances changed surrounding the property during the period, including the following:

•	The community master developer abandoned its property and vacated the development.

•	The national, state, and local economies, after showing earlier signs of recovery, weakened further during the period.

•

This economic slowdown is significantly impacted by the residential home market which is soft. The absence of significant residential home growth in and around LPGA International, as well as the Volusia and Flagler Counties’ market, significantly reduces the potential for increased golf play.

•

Fully developed lots within the community are being sold at low prices indicating that the product to be sold in the community will be sold to a first time home buyers market segment. This market segment is not expected to support the golf operations in the same manner as the premium priced market segment.

•

The Company had a change in management, who changed the asset’s estimated holding period. New management does not believe it is in the Company’s best interest to absorb the negative income and cash flow losses until the possibility of a turnaround in future years may be realized and made the decision that this is not a future core holding of the Company.

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS (continued)

The Company also conducted an impairment analysis on 317 acres of land. The analysis resulted in an impairment charge of $2,606,412. The charge represents the entire cost basis of the property as management has decided to abandon the property due to the high carrying costs associated with these parcels relative to the current market environment. During the third quarter 2011, several facts and circumstances changed surrounding the property, including the following:

•	The master developer abandoned its property and vacated the development.

•	Proposed property tax and Community Development District assessments were received and reflected significant increases.

•	Fully developed lots were recently sold within the community at depressed prices.

•	The national, state, and local economies, after showing earlier signs of recovery, weakened further during the period.

The impairment analyses were conducted in accordance with the Accounting for the Impairment or Disposal of Long-Lived Assets Topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”).

NOTE 4. ASSETS HELD FOR SALE

The 18,150 square-foot income property located in Lakeland, Florida, formerly occupied by Barnes & Noble, is under contract for sale at a price of $2,900,000. The closing of the sale is expected in the first quarter of 2012. The property is recorded on the balance sheet in Income Properties: Land, Buildings, and Improvements at a net book value of $2,620,121, net of accumulated depreciation of $506,376. There are no liabilities associated with the property recorded on the balance sheet. Operating results from the property were not material for the three months and nine months ended September 30, 2011 and 2010.

NOTE 5. COMMON STOCK AND EARNINGS (LOSS) PER SHARE

Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share are based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Loss Available to Common Shareholders:

Net Loss	$(4,217,992)	$(176,993)	$(4,158,115)	$(692,345)

Weighted Average Shares Outstanding	5,724,147	5,723,980	5,724,089	5,723,733
Common Shares Applicable to Stock Options Using the Treasury Stock Method	—	—	—	—

Total Shares Applicable to Diluted Earnings Per Share	5,724,147	5,723,980	5,724,089	5,723,733

Per Share Information:

Basic and Diluted Net Loss Per Share	$(0.74)	$(0.03)	$(0.73)	$(0.12)

No impact was considered on the conversion of stock options during the 2011 and 2010 periods as the effect would be anti-dilutive. The number of anti-dilutive shares for the three months and nine months ended September 30, 2011 were 199,289 and 204,543, respectively.

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company accounts for financial instruments as required by the Fair Value Measurements and Disclosure Topic of “FASB ASC.” The largest carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, and accounts payable at September 30, 2011 and December 31, 2010, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s notes payable is not materially different from market value due to the short maturities on the notes. The interest rate swap derivative is carried at its fair value at September 30, 2011 and December 31, 2010.

At the time the Company’s note payable was refinanced in 2002, the Company entered into an interest rate swap agreement. This swap arrangement changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows so that we can manage fluctuations in cash flows resulting from interest rate risk. This swap arrangement essentially creates the equivalent of fixed-rate debt. The above referenced transaction is accounted for under the Derivative Instruments and Hedging Activities Topic of FASB ASC, which requires the derivative to be recognized on the balance sheet at its fair value and the changes in fair value to be accounted for as other comprehensive income or loss. The fair market value of the interest rate swap agreement was determined using Significant Other Observable Inputs (Level 2). A financial model is used to determine the fair market value of the interest rate swap. The model estimates the expected cash flows discounted at the risk-free rate using the treasury yield curve, plus the current market observable LIBOR interest rate spread to treasuries, adjusted for the credit risk of the Company. The Fair Market Value recorded on the Balance Sheet at September 30, 2011, was a liability of $269,973. The change in fair value, net of applicable taxes, in the cumulative amount of $165,831 at September 30, 2011, has been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

Following is a table summarizing the assets valued at fair value on the balance sheet:

	Fair Value Measurements at Reporting Date Using:
Description	September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserveable Inputs (Level 3)	Total Gains (Losses)
Trading Securities	$476,692	$476,692	—	$—	$(10,990)
Golf Buildings, Improvements, and Equipment	2,500,000	—	—	2,500,000	(4,012,476)

	$2,976,692	$476,692	—	$2,500,000	$(4,023,466)

NOTE 7. STOCK OPTION PLAN

Under the 2010 Consolidated-Tomoka Land Co. Equity Incentive Plan (the “2010 Plan”), the Company granted to certain key employees non-vested restricted stock where vesting is based upon the achievement of certain market conditions, which are defined as the Company’s total shareholder return as compared to the total shareholder return of certain peer groups during a five-year performance period.

The Company used a Monte Carlo simulation valuation model to determine the fair value of its market condition awards. The determination of the fair value of market condition-based awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of awards, the relative performance of the Company’s stock price, and shareholder returns to those companies in its peer group, annual dividends, and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market conditions, provided the requisite service period is met.

A summary of activity during the nine months ended September 30, 2011 is presented below:

Market Condition Non-Vested Restricted Shares

	Shares	Wgt. Avg. Grant Date Fair Value
Outstanding at December 31, 2010	5,700	$22.80
Granted	6,450	23.42
Vested	—	—
Forfeited	(2,833)	23.13

Outstanding at September 30, 2011	9,317	$23.13

As of September 30, 2011, there was $178,466 of unrecognized compensation cost adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 4.1 years.

In connection with the appointment of John P. Albright as President and Chief Executive Officer of the Company, the Company granted the following equity awards, effective August 1, 2011:

•

Non-Qualified Stock Option Award: Pursuant to the Consolidated-Tomoka Land Co. Non-qualified Stock Option Award Agreement between the Company and Mr. Albright (the “Stock Option Award Agreement”), Mr. Albright was granted an option to purchase 50,000 shares of Company common stock under the 2010 Plan with an exercise price per share equal to the fair market value on the grant date. One-third of the option will vest on each of the first, second, and third anniversaries of the grant date, provided Mr. Albright is an employee of the Company on those dates. In addition, any unvested portion of the option will vest upon a change in control. The option expires on the earliest of (a) the tenth anniversary of the grant date, (b) twelve months after Mr. Albright’s death or termination for disability, or (c) thirty days after the termination of Mr. Albright’s employment for any reason other than death or disability.

NOTE 7. STOCK OPTION PLAN (continued)

•

Restricted Share Award: An “inducement” grant of 96,000 shares of restricted Company common stock outside of the 2010 Plan was awarded to Mr. Albright pursuant to the Consolidated-Tomoka Land Co. Restricted Share Award Agreement (the “Restricted Share Award Agreement”) between the Company and Mr. Albright. The restricted shares will vest in six increments of 16,000 shares each based upon the price per share of Company common stock during the term of Mr. Albright’s employment (or within 60 days after termination of his employment by the Company without cause), which meets or exceeds target trailing 60-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. The Company filed a registration statement on Form S-8 to register the resale of the restricted stock.

Both the non-qualified stock option award and the restricted share award were determined to be equity-based awards under the Share-Based Payment Topic of FASB ASC.

The Company used a Monte Carlo simulation valuation model to determine the fair value and vesting period of the restricted share award. The determination of the fair value of market condition-based awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of awards, the performance of the Company’s stock price, annual dividends, and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market conditions, provided the requisite service period is met.

A summary of the activity for both awards during the nine months ended September 30, 2011, is presented below:

NON-QUALIFIED STOCK OPTION AWARD

	Shares	Wtd Avg Ex Price	Wtd Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	—	—
Granted	50,000	$28.90
Exercised	—	—
Expired	—	—

Outstanding at September 30, 2011	50,000	$28.90	2.83	—

Exercisable at September 30, 2011	—	—	—	—

As of September 30, 2011, there was $373,078 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a period of 2.8 years.

MARKET CONDITION INDUCEMENT GRANT OF RESTRICTED SHARES

	Shares	Wtd Avg Ex Price
Outstanding at December 31, 2010	—	—
Granted	96,000	$18.47
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2011	96,000	$18.47

As of September 30, 2011, there was $1,605,246 of unrecognized compensation cost adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 2.1 years.

NOTE 7. STOCK OPTION PLAN (continued)

The Company has maintained a stock option plan (the “2001 Plan”) pursuant to which 500,000 shares of the Company’s common stock could be issued. The plan expired in 2010. No new stock options can be issued.

A summary of share option activity under the 2001 Plan as of September 30, 2011, and changes during the nine months then ended is presented below:

STOCK OPTIONS FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2011

	Shares	Wtd Avg Ex Price	Wtd Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	254,000	$52.91
Granted	—	—
Exercised	(1,600)	31.64
Expired	(33,400)	51.30

Outstanding at September 30, 2011	219,000	$53.31	5.14	$46,664

Exercisable at September 30, 2011	175,760	54.47	4.78	$46,664

STOCK APPRECIATION RIGHTS FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2011

	Shares	Wtd Avg Fair Value	Wtd Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	254,000	$1.59
Granted	—	—
Exercised	(1,600)	0.57
Expired	(33,400)	1.27

Outstanding at September 30, 2011	219,000	$0.91	5.14	$25,127

Exercisable at September 30, 2011	175,760	$0.07	4.78	$25,127

In connection with the exercise of 1,600 option shares, 167 shares of stock were issued and 1,433 shares of stock were surrendered to relieve the stock option liability by $2,128. Cash proceeds of $3,378 were received on the exercise of stock options.

As of September 30, 2011, there was $83,597 unrecognized compensation related to stock options and stock appreciation rights under the 2001 Plan, which will be recognized over a weighted average period of .5 years.

NOTE 8. PENSION AND OTHER POST RETIREMENT BENEFITS

The Company maintains a defined benefit pension plan for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on age, years of service, and the average compensation for the highest five consecutive years during the final ten years of employment. The benefit formula provides for a life annuity benefit.

Following are the components of the Net Periodic Benefit Cost:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Service Cost	$74,595	$66,374	$223,784	$199,122
Interest Cost	113,933	115,734	341,799	347,202
Expected Return on Plan Assets	(166,487)	(136,610)	(499,460)	(409,830)
Net Amortization	9,053	16,831	27,160	50,493

Net Periodic Benefit Cost	$31,094	$62,329	$93,283	$186,987

The Company expects to make contributions approximating $264,000 in 2011.

Effective December 31, 2011, the Company will amend its Defined Benefit Pension Plan (the “Plan”) to freeze participants’ benefits with no future accruals after that date. Any current or future employee who is not a participant of the Plan on December 31, 2011 will not be eligible to enter the Plan. Although the Plan will remain active, with no new entrants and no future accruals, the Company’s contribution level is expected to be reduced over time.

The Company previously established the Consolidated-Tomoka Land Co. Deferred Compensation Plan for Directors; and for Officers and Key Employees (the “Plans”). Both plans provide that the Plans may be amended in whole or in part from time to time by the Board of Directors of the Company (the “Board”). At its Board meeting on October 26, 2011, the Board approved an amendment to the Plans to: 1) freeze the Plans effective January 1, 2012 to allow no new participants or deferrals into the Plan; and 2) to apply an interest rate of 6% to account balances for the year 2011 with the rate to be reviewed annually.

NOTE 9. NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2011
	Total	Due Within One Year
$25,000,000 Line of Credit	$6,141,011	$—

Note Payable	5,670,471	5,670,471

	$11,811,482	$5,670,471

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending September 30,
2012	$5,670,471
2013	—
2014	6,141,011
2015	—
2016 and Thereafter	—

$11,811,482

For the first nine months of 2011, interest expensed was $545,999, net of $22,448 interest capitalized during the period, with interest totaling $568,447 paid during the period.

For the first nine months of 2010, interest expensed and paid was $512,018 with no interest capitalized during the period.

The Company is in compliance with all of its debt covenants as of September 30, 2011.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

In November 2008, the Company’s Board of Directors authorized the repurchase by the Company, from time to time, of up to $8 million of its common stock. Through September 30, 2011, the Company has repurchased 4,660 shares at a total cost of $104,648, with no new shares repurchased in 2011.

In order to secure tenants for its income properties, the Company may commit to construct or fund tenant improvements on such properties. At its Mason Commerce Center flex office building in Gateway Business Center South, Daytona Beach, Florida, the Company committed to construct tenant improvements for two tenants. The improvements for one tenant were completed during the third quarter at a cost of $172,134, with the tenant occupying the space in mid-September. The improvements for the second tenant were substantially complete with approximately $965,000 expended through September 30, 2011. The cost to complete the tenant improvements is estimated at $25,000, the space was occupied on November 1, 2011. Tenant improvements are capitalized to property, plant, and equipment and depreciated over its useful lives upon completion.

In December 2008, Wintergreen Advisers, LLC (“Wintergreen”), a Delaware limited liability company and the largest shareholder of the Company, filed a Verified Application for Court Ordered Inspection of the Company’s business records in the Circuit Court for the Seventh Judicial Circuit for Volusia County, Florida. The Verified Application alleged that the Company had not fully satisfied Wintergreen’s second demand to inspect certain corporate records, and Wintergreen sought an order requiring the Company to make additional records available for inspection and also requiring the Company to pay Wintergreen’s costs, including reasonable attorneys’ fees, incurred to obtain the order. The Company believed that Wintergreen’s second demand did not meet Florida’s statutory requirements for production of records, believed that it had fulfilled all of its statutory obligations to Wintergreen, and vigorously defended this action. The hearing in this matter was completed on March 12, 2010, followed by supplemental filings by both parties, the last of which was made on April 8, 2010. On May 7, 2010, the trial court entered a Final Order Partially Granting and Partially Denying Wintergreen’s Verified Application. Wintergreen subsequently appealed this matter, which is pending before the Florida Fifth District Court of Appeal. Oral arguments are presently scheduled for November 15, 2011.

In September 2010, St. Johns River Water Management District (the “District”) served the Company with an administrative complaint in connection with certain Company agricultural operations. The complaint alleges that the Company constructed and operated a surface water management system without the proper permit. The Company disagreed with the District’s assertions in the complaint and requested an administrative hearing originally scheduled for late March 2011, which was subsequently rescheduled for July 2011. On March 4, 2011, the Company and the District filed a joint motion to cancel the July hearing and to place this case in abeyance which was granted. This motion was precipitated by ongoing settlement negotiations and proposed legislation involving the agricultural exemption then pending before the Florida Legislature. The parties were required to file a case status report regarding the status of the legislation by July 1, 2011. The legislation clarifies the application of the exemption to certain agricultural activities and also, in the event of a dispute between the District and a landowner, affects the District’s ability to conclude that an agricultural activity is not exempt without a determination by the Florida Division of Agriculture and Consumer Services (“DACS”) if such determination is requested by the District or the landowner. The legislation was passed during the legislative session, approved by the Governor on June 17, 2011, and became effective on July 1, 2011. Since the new law is applicable retroactively, on June 30, 2011, the Company and the District filed a joint motion for an additional three-month abeyance until the facts of the case could be assessed in context with the new law. The parties were required to file a case status report by October 3, 2011. On October 3, 2011, the District and the Company submitted a joint motion to continue the case in abeyance.

NOTE 10. COMMITMENTS AND CONTINGENCIES (continued)

In the event the parties are unable to reach resolution by November 21, 2011, this matter, pursuant to provision of the new law, may be submitted to DACS to determine applicability of agricultural exemption. The motion was granted on October 4, 2011, and the order required the parties to confer and advise status no later than February 17, 2012. While it is too early to evaluate a potential outcome, the Company does not believe the resolution of this matter will have a material adverse effect on the Company’s net income or financial condition.

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of our business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

NOTE 11. BUSINESS SEGMENT DATA

The Company primarily operates in three business segments: real estate, income properties, and golf. Real estate operations include commercial real estate investments, land sales and development, agricultural operations, and leasing properties for oil and mineral exploration.

The Company evaluates performance based on income or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments is as follows (amount in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Real Estate	$68	$35	$206	$(983)
Income Properties	2,481	2,452	7,248	7,270
Golf	839	899	3,560	3,364
General, Corporate, and Other	95	30	354	153

	$3,483	$3,416	$11,368	$9,804

Income (Loss):
Real Estate	$(2,934)	(402)	$(3,486)	$(1,944)
Income Properties	1,820	1,812	5,279	5,394
Golf	(4,562)	(635)	(5,234)	(1,391)
General, Corporate, and Other	(1,263)	(1,058)	(3,440)	(3,147)

	$(6,939)	$(283)	$(6,881)	$(1,088)

Identifiable Assets:
Real Estate			$42,083
Income Properties			117,494
Golf			2,747
General, Corporate, and Other			5,270

			$167,594

Depreciation and Amortization:
Real Estate			$154
Income Properties			1,404
Golf			317
General, Corporate, and Other			65

			$1,940

Capital Expenditures:
Real Estate			$500
Income Properties			2,327
Golf			231
General, Corporate, and Other			4

			$3,062

NOTE 11. BUSINESS SEGMENT DATA (continued)

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

NOTE 12. CONCENTRATION OF RISKS AND UNCERTAINTIES

The Company’s real estate investments are concentrated in the State of Florida. Uncertainty of the duration of the prolonged real estate and economic slump could have an adverse impact on the Company’s real estate values.

NOTE 13. RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2011, the FASB issued guidance on Intangibles — Goodwill and Other. This guidance is intended to simplify how entities test goodwill for impairment. The topic permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this update will not have an impact on the Company’s financial condition, results of operations or cash flows.

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

OPERATIONS OVERVIEW

We are primarily engaged in real estate land sales and development, reinvestment of land sales proceeds into income properties, and golf course operations. We own approximately 11,200 acres in Florida, net of the 317 acres we have written off as described below, of which approximately 10,200 are located within and form a substantial portion of the western boundary of the City of Daytona Beach. Our lands are well-located in the central Florida’s Interstate 4 corridor, providing an opportunity for reasonably stable land sales in future years.

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

Until the dramatic downturn in the national and local economies in 2008, sales activity on Company owned lands had been strong over the preceding several years. During 2009, land sales were minimal with no land sales occurring in 2010 or the first nine months of 2011. Development activities on and around Company owned lands continued relatively strong throughout 2008 and into 2009 with the commencement and completion of projects planned or in process before the downturn. Sales and development activities over the last several years included: a hospital, a cancer treatment center, a private high school, two public schools, the City of Daytona Beach police headquarters, a fire station, an apartment complex, a residential townhome community, a hotel, a restaurant, office buildings, industrial buildings, a manufacturing facility, a retail furniture store, and expansion of the Daytona Beach Auto Mall. Additionally over the last several years, roads and interstate overpasses which benefit Company owned land have been constructed, extended, or improved.

Historical sales and profits are not indicative of future results because of the unique nature of land sales and variations in the cost basis of owned land. A significant portion of the Company’s profits in any given year may be generated through relatively large commercial land sales transactions. The process for these land sales transactions, from the time of preliminary discussions through contract negotiations, due diligence periods, and the closing, can last from several months to several years. The trend in Company profits in 2005 through 2010, in particular profits from real estate sales during that period, followed the overall general trend of the national and local economies and the real estate markets. The residential real estate market reached its peak in late 2005 and early 2006, weakening thereafter with the market, hampered by the overall economy and credit crisis. The local commercial real estate market lagged the residential market downturn by approximately two years. The Company was able to close sales contracts during 2007, which were generated during the years of the strong real estate market.

We entered 2008 with a relatively strong contract backlog of real estate contracts. As the economy, real estate markets, and credit markets continued to slow, several of the contracts in place did not result in closings as buyers took a more conservative approach. Although there have been recent signals of improvement in the overall economy and credit markets, we do not expect a significant improvement of economic conditions, in particular the real estate market, during 2011 and 2012. The Company does anticipate the possibility of a few select opportunities to generate land sales in the near term.

As part of our strategy to prepare the Company for the eventual upturn in the real estate market, two major land use initiatives were pursued: a major comprehensive land use plan change on 3,000 acres of land west of I-95 and south of State Road 40, and a rescission of the 4,500 acre LPGA Development of Regional Impact. The Comprehensive Land Use Change, which was approved in late 2010, provides for significantly increased residential and commercial density on the land, while we expect that the rescission that was approved in June 2011 will relieve the Company of many regulatory requirements. In addition, we are working with land planners and other real estate professionals to conceptually plan the development portions of our undeveloped acreage.

The Company has evaluated the carrying value of certain assets. In doing so, we have written off as an impairment charge the $2,606,412 cost basis of the 317-acre property within the LPGA development, due to recently rising assessments and carrying costs associated with these parcels relative to the current market environment.

OPERATIONS OVERVIEW (continued)

In 2000, we initiated a strategy of investing in income properties utilizing the proceeds of agricultural land sales qualifying for income tax deferral through like-kind exchange treatment for tax purposes. Through the end of 2010, we had invested approximately $120 million in twenty-six income properties through this process.

With this investment base in income properties, lease revenue in excess of $8.7 million is projected to be generated annually. This income, along with income from additional net-lease income property investments, is expected to continue to decrease earnings volatility in future years and add to overall financial performance. This has enabled us to enter into the business of building, leasing, and holding in our portfolio select income properties that are strategically located on our lands.

In the third quarter of 2009, we were notified by Barnes & Noble that it would be vacating its store in Lakeland, Florida, upon the expiration of the original lease term at the end of January 2010. The building has since been vacated by Barnes & Noble. A short-term seasonal lease was executed in July 2011. This lease should provide enough income to substantially offset the annual operating expenses of the property. The property has been put under contract for sale at $2,900,000. Closing on the sale of this property is expected to occur in the first quarter of 2012.

The lease on the Barnes & Noble store located on International Speedway Boulevard in Daytona Beach, Florida, was scheduled to expire at the end of January 2011, excluding option years. An amendment to the lease was executed in October 2010, which extended the lease term through January 31, 2015, at a current market lease rate.

In June 2011, the Company funded the acquisition of land and leasehold improvements approximating $1,600,000, for the expansion of our CVS store site located in Tallahassee, Florida, in exchange for a new twenty-five year triple-net lease term. On June 15, 2011, the investment was completed with rent increasing by approximately $130,000 a year.

The Company owns three RBC Centura Bank (“RBC”) retail banking sites in Florida and Georgia. In June 2011, RBC agreed to sell its U.S. retail banking unit to PNC Financial Services Group Inc. The Company does not expect the sale, which is scheduled to close in 2012, to have an immediate impact on these properties. During the fourth quarter of 2009, RBC closed its branch in Altamonte Springs, Florida. The tenant is obligated on the lease and continues to make lease payments.

We currently have two self-developed projects in the lease-up stage. The first project is a two-building 31,000 square-foot flex office space complex located within Mason Commerce Center. This represents the first phase of a 4 lot planned commercial development. The second phase would allow for an identical two building project to be built. Construction of these buildings was completed in 2008. During the third quarter of 2010, the Company executed a five-year lease with the State of Florida for 19,200 square feet in the flex office space complex. Tenant improvements have been completed with occupancy of the space scheduled for November 1, 2011. In April 2011, a ten-year lease was signed with Walgreen Co. for an additional 3,840 square feet with the Company committing to tenant improvements approximating $175,000. The tenant improvements were completed with occupancy occurring in September 2011. The addition of these two new leases will bring occupancy of the buildings to approximately 94%.

The second self-developed property is the first phase of a 12-acre, 4-lot commercial complex located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida. The parcel includes a 22,000 square-foot two-story office building known as the Concierge Building. Approximately 75% of the building is under lease to two tenants, both of which commenced occupancy in the third quarter of 2009.

The Company is reviewing its income property portfolio for potential asset sales, none of which are expected to occur until 2012, The Company anticipates making new investments in other income-producing assets.

Golf operations consist of the operation of two golf courses, a clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95. LPGA International is a semi-private golf club consisting of the Champions course designed by Rees Jones and the Legends course designed by Arthur Hills. The Company leases the golf courses under a long-term lease with the City of Daytona Beach, Florida (the “City”). A significant increase in the lease rate takes effect on September 1, 2012. Due to the continuing losses of the golf operations, the Company has recorded an impairment charge totaling $4,012,476, before income tax. See “Golf Operations” on page 20 for a full discussion of the impairment charge. In order to counter the operating losses and the loss of memberships the last few years, the Company has dramatically reduced initiation fees and plans to make further investment in the club to enhance the member experience.

OPERATIONS OVERVIEW (continued)

Our agricultural operations consist of growing, managing, and selling timber and hay on approximately 10,400 acres of land on the west side of Daytona Beach, Florida. In previous periods we converted approximately 2,245 acres of our timberlands to hay production. Historically, the hay operations have produced losses. The Company is addressing these losses by reducing expenses and selling some of its related equipment in addition to aggressively selling the hay produced and harvested. The Company concluded the hay conversion process in the third quarter of 2011.

In September 2011, the inspection period on an eight-year oil exploration lease covering approximately 136,237 net mineral acres primarily in Lee and Hendry county was completed and a $913,657 first year bonus payment was received. An additional $922,000, representing the guaranteed second year’s lease payment, is being held in escrow. The Company will also receive royalty payments if production occurs. In finalizing this lease a review of our subsurface ownership interests was undertaken which resulted in a true-up of acreage owned. The Company owns full or fractional subsurface oil, gas and mineral interests in approximately 490,000 surface acres in 20 Florida counties. This subsurface acreage represents a decrease of approximately 5% from the acreage previously reported. The Company receives oil royalties from operating oil wells on 800 acres under a separate lease.

SUMMARY OF 2011 OPERATING RESULTS

Impairment charges totaling $4,065,000, after income tax, recorded on our golf operations and 317 acres of land, resulted in a net loss of $4,217,992, equivalent to $0.74 per share, during the third quarter of 2011. This loss represents a significant increase from the loss of $176,993, equivalent to $0.03 per share posted in the third quarter of 2010.

For the nine months ended September 30, 2011, losses totaling $4,158,115, equivalent to $0.73 per share, were recognized. These losses again were largely attributed to the impairment of long-lived assets recorded during the third period. A loss of $692,345, equivalent to $0.12 per share, was recognized in the first nine months of 2010. The 2010 loss was primarily due to the modification of an accounting treatment related to the recording of land sales in the second quarter of 2009, as discussed in “NOTE 2. MODIFICATION OF AN ACCOUNTING TREATMENT” in the consolidated condensed financial statements. The correction had the effect of decreasing net income by $720,000.

We also use Earnings before Depreciation, Amortization, and Deferred Taxes (EBDDT) as a performance measure. Our strategy of investing in income properties through the deferred-tax like-kind exchange process produces significant amounts of depreciation and deferred taxes.

The following is the calculation of EBDDT:

	Three Months Ended
	September 30, 2011	September 30, 2010
Net Loss	$(4,217,992)	$(176,993)
Add Back:
Depreciation and Amortization	647,100	686,231
Deferred Taxes	(2,941,483)	1,280,023

Earnings (Loss) before Depreciation, Amortization, and Deferred Taxes	$(6,512,375)	$1,789,261

	Nine Months Ended
	September 30, 2011	September 30, 2010
Net Loss	$(4,158,115)	$(692,345)
Add Back:
Depreciation and Amortization	1,940,411	2,066,031
Deferred Taxes	(3,038,472)	957,865

Earnings (Loss) before Depreciation, Amortization, and Deferred Taxes	$(5,256,176)	$2,331,551

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

SUMMARY OF 2011 OPERATIONS RESULTS (continued)

We believe, however, that EBDDT provides relevant information about operations and is useful, along with net income, for an understanding of our operating results.

For the third quarter and first nine months of 2011, EBDDT amounted to losses of $6,512,375 and $5,256,176, respectively. These losses before depreciation, amortization, and deferred taxes were not only due to the impairment reserves posted during the period, but also the deferred taxes associated with these reserves. The losses will not be recognized for income tax purposes until the properties are disposed. EBDDT recognized in the third quarter and first nine months of 2010 was $1,789,261 and $2,331,551, respectively.

REAL ESTATE OPERATIONS

Losses from real estate operations totaled $2,934,167 and $3,485,562 during the third quarter and first nine months of 2011, respectively. These losses include an impairment charge of $2,606,412. No land sales transactions were closed in either period. Revenues, which were realized on oil royalties in addition to modest hay sales, amounted to $68,496 in the third quarter of 2011 and $205,822 for the nine-month period.

The Company conducted an impairment analysis on 317 acres of land. The analysis resulted in an impairment charge of $2,606,412. The charge represents the entire cost basis of the property as management has decided to abandon the property due to the high carrying costs associated with these parcels relative to the current market environment. During the third quarter 2011, several facts and circumstances changed surrounding the property, including the following:

•	The master developer abandoned its property and vacated the development.

•	Proposed property tax and Community Development District assessments were received and reflected significant increases.

•	Fully developed lots were recently sold within the community at depressed prices.

•	The national, state, and local economies, after earlier showing signs of recovery, weakened further during the period.

The impairment analysis was conducted in accordance with the Accounting for the Impairment or Disposal of Long-Lived Assets Topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”).

Real estate operations posted losses of $401,678 and $1,944,004 for the third quarter and first nine months of 2010, respectively. These losses were the result of closing no real estate land sales during either period. In addition, during the second quarter of 2010, a $1,125,000 modification of accounting treatment was recorded to real estate sales revenues from transactions which occurred in the prior year. This modification of an accounting treatment resulted in negative revenues totaling $983,181 during the nine-month period of 2010 (see “NOTE 2. MODIFICATION OF AN ACCOUNTING TREATMENT” to the condensed consolidated financial statements). Revenues totaling $34,969 were realized on oil royalties and hay sales during 2010 third quarter.

INCOME PROPERTIES

Revenues and profits from income properties totaled $2,480,999 and $1,820,416, respectively, during the third quarter of 2011. These revenues and profits were in line with prior year’s same period results. Profits of $1,811,863 were realized on revenues totaling $2,451,845 during 2010’s third quarter. Slight declines in rental income from the renegotiated lease on the Barnes & Noble located in Daytona Beach, Florida, were offset by increase rents recorded on the expanded Tallahassee CVS and the self-developed flex-office space in Daytona Beach. Income properties costs and expenses rose 3% during the period on the payment of commissions on leasing activities for the flex office space. Income properties costs and expenses totaled $660,583 and $639,982 for the third quarters of 2011 and 2010, respectively.

Profits from income properties for the first nine months of 2011 totaled $5,279,051 and represented a 2% decrease from the prior year’s same period profits totaling $5,394,225. This modest downturn was posted on revenues substantially equivalent to the prior year’s same period and a 5% rise in costs and expenses. Revenues totaled $7,247,728 during the first nine months of 2011.

INCOME PROPERTIES (continued)

Decreases in revenue from the former Barnes & Noble property located in Lakeland, Florida, on the expiration of the lease at the end of January 2010, and the lower lease revenues from the Daytona Beach, Florida, Barnes & Noble property due to the renegotiated lease were offset by additional revenues recognized from the self-developed properties new leasing activities. Income properties’ revenues amounted to $7,269,776 during 2010’s first nine months. Income properties’ costs and expenses totaled $1,968,677 and $1,875,551 for the first nine months of 2011 and 2010, respectively. The rise in expenses was due to higher interest expense and commissions on the self-developed properties.

GOLF OPERATIONS

During the quarter ended September 30, 2011, losses from golf operations totaled $4,562,036, including an impairment charge totaling $4,012,476. The loss, before the impairment charge, represented a 13% improvement over losses totaling $634,501 during the third quarter of 2010. The operating improvement was recognized despite a 7% decline in revenues as golf operations costs and expenses decreased 13% compared to the prior year’s same period. The fall in revenue during the period was the result of an 11% drop in the number of rounds played combined with a 12% decline in average green fee paid. Food and beverage revenues were in line with the prior year. Lower golf course maintenance and payroll costs on the reduced activity, along with lower depreciation charges, produced the cost reduction.

For the nine months ended September 30, 2011, losses from golf operating activities totaled $5,234,160, including the $4,012,476 impairment charge. The loss before the impairment charge represented an improvement of 12% when compared to 2010’s loss for the nine-month period of $1,391,131. The improvement was accomplished on a 6% revenue gain. Both golf and food and beverage activities contributed to the revenue gain during the period with golf revenues increasing 6% and food and beverage revenues gaining 5% over the prior year. Golf rounds played during the nine months rose 10% but were offset by a 5% reduction in the average green fee paid. Golf operating costs and expenses were in line with the prior year.

During the third quarter of 2011, the Company recognized an impairment charge for its golf operations’ assets totaling $4,012,476 during the period. The fair market value of the property was determined to be $2,500,000. This fair market value was determined through a third party valuation specialist in the golf course industry. The impairment charge was taken as several facts and circumstances changed surrounding the property during the period, including the following:

•	The community master developer abandoned its property and vacated the development.

•	The national, state, and local economies, after showing earlier signs of recovery, weakened further during the period.

•

This economic slowdown is significantly impacted by the residential home market which is soft. The absence of significant residential home growth in and around LPGA International, as well as the Volusia and Flagler Counties’ market, significantly reduces the potential for increased golf play.

•

Fully developed lots within the community are being sold at low prices indicating that the product to be sold in the community will be sold to a first time home buyers market segment. This market segment is not expected to support the golf operations in the same manner as the premium priced market segment.

•

The Company had a change in management, who changed the asset’s estimated holding period. New management does not believe it is in the Company’s best interest to absorb the negative income and cash flow losses until the possibility of a turnaround in future years may be realized and made the decision that this is not a future core holding of the Company.

GENERAL, CORPORATE, AND OTHER

There were releases of 20 acres of subsurface entry rights producing $10,250 during the first nine months of 2011, with releases on 10 acres producing profits on the sale of other real estate interests of $12,825 for the corresponding nine-month period of 2010.

For the third quarter of 2011, interest and other income totaled $86,210. Included in this income was an approximate $170,000 gain on the sale of agriculture equipment. This gain was offset by losses on the sale of investment securities approximating $125,000 as the Company began liquidating the investments during the period and using the proceeds to reduce the outstanding borrowings on the revolving line of credit.

Interest and other income totaled $344,428 in the first nine months of 2011 and included the recognition of an approximate $295,000 gain on the disposition of agriculture equipment and the sale of fill dirt totaling $26,000. Interest earned on investment securities was in line with the prior year’s same period when interest and other income totaled $140,912, but was offset by losses on the sale of investment securities, which totaled $139,000 during the nine-month period.

A 25% increase in general and administrative expenses was recorded in the third quarter of 2011 when compared to the prior year. The increase to $1,357,749 was primarily due to higher compensation, professional and consulting fees, and legal fees. General and administrative expenses amounted to $1,088,344 for the third quarter ended September 30, 2010.

A 15% increase in general and administrative expenses was posted in the first nine months of 2011 when compared to the prior year’s same period. This increase was substantially due to a $586,888 increase in stock option accruals, with additions to income recorded in both periods. During 2010’s first nine months, stock option accruals resulted in a $638,743 addition to income with an addition of $51,855 posted in 2011. Somewhat offsetting this increase were reductions in legal expenses, primarily associated with lower shareholder litigation expenses, compensation costs, and office rent. General and administrative costs totaled $3,794,864 and $3,300,944 for the first nine months of 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the third quarter of 2011, the Company began liquidating its portfolio of investment securities. As of September 30, 2011, approximately $4.5 million of the portfolio had been liquidated with investment securities totaling $476,692 remaining on the balance sheet. These remaining investments were liquidated in October 2011. Proceeds from the liquidation were used to reduce the outstanding balance on the $25 million revolving line of credit. The line of credit balance declined $5.1 million during the quarter. Notes payable totaled $11,811,482 at September 30, 2011, including $6,141,011 outstanding on the line of credit and $5,670,471 outstanding on the term loan which is due in July 2012. Major uses of funds during the period were centered on the development and construction activities in addition to the acquisition of land and leasehold improvements at the Tallahassee, Florida, CVS store. The cost of the land and leasehold improvements approximated $1.6 million and was funded utilizing the IRS Section 1033 process.

Development activities, which approximated $420,000 in the first nine months of 2011, included the continuation of our hay conversion program, obtaining approval for the 15-acre first phase of a professional/medical office park across from the new Florida Memorial Hospital, and beginning the permitting process for a 10-acre pre-permitted industrial site capable of supporting a facility of up to 148,000 square-feet. An additional $798,000 was expended on tenant improvements for our self-developed flex office complex in Mason Commerce Center.

Capital expenditures projected for the remainder of 2011 are expected to approximate $2,300,000. The projected expenditures include the acquisition of land utilizing the IRS Section 1033 process. At this time, the Company does not plan to continue converting additional land to hay. Additional funds are expected to be expended on tenant improvements on our self-developed income properties as leases are secured. Capital expenditures can be reduced at our discretion based on operating cash needs. As additional funds become available through qualified sales, we expect to reinvest in additional real estate opportunities.

At the end of 2008, the Company focused its efforts on obtaining federal stimulus dollars to extend Dunn Avenue, a major east/west thoroughfare bridging Interstate 95, which would provide improved access to Company lands. In June 2009, the Company entered into a cost-sharing agreement with the City of Daytona Beach and the County of Volusia that allowed the use of these federal funds received by the County to build this road project. The Company’s cost participation projected to be $554,196 (originally estimated at $1,125,000) was paid in 2010. This amount is subject to true-up based on the actual cost of construction. Construction of the road project was completed in the second quarter of 2011, with the cost true-up anticipated prior to year end.

LIQUIDITY AND CAPITAL RESOURCES (continued)

Capital to fund the planned expenditures in 2011 and the near future is expected to be provided from cash, operating activities, and financing sources that are currently in place, including the recently amended revolving line of credit. We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. We have no plans to increase debt to fund the repurchase plan. Through November 1, 2011, 4,660 shares had been repurchased at a total cost of $104,648, with no repurchases occurring during 2011.

Our Board of Directors and management continually review the allocation of any excess capital with the goal of providing the best long-term return for all shareholders. The reviews consider various alternatives, including increasing or decreasing regular dividends, declaring special dividends, repurchasing stock, and retaining funds for reinvestment, including road development and hay conversion of timber lands. Annually, the Board reviews the business plan and corporate strategies, and makes adjustments as circumstances warrant. At the October 26, 2011 Board of Directors’ meeting, the Company’s investment strategy was reviewed. Management’s focus is to redeploy proceeds from like-kind exchange transactions into stabilized investments with good risk adjusted returns in larger metropolitan areas. We believe that investments in larger metropolitan areas will enhance liquidity and diversification. The Company will also look to utilize its unleveraged balance sheet in short-term investments such as loans and securities. Targeted investments have been identified as the following:

•	Retail and office double or triple-net leased properties in major metropolitan areas;

•	Stabilized multi-tenant office and retail properties in major metropolitan areas;

•	Select office, flex, industrial, and retail self-developed properties on Company owned land;

•	Joint venture development using Company owned land;

•	Origination or purchase of 1-5 year term loans on strong risk-adjusted yields with property types to include hotel, office, retail, and industrial;

•	Real estate related investment securities, including commercial mortgage backed securities, preferred stock, and bonds;

•	Select regional area investments using Company market knowledge and expertise to earn good risk adjusted yields;

•	Purchase or origination of ground leases.

At its regular Board meeting on October 26, 2011, the Company declared a semi-annual dividend of $0.02 per share. The Company believes it is important to provide a dividend to its shareholders and it will continue to review its dividend strategy and capital needs on a regular basis.

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

Our significant accounting policies are described in the notes to the condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. For the nine months ended September 30, 2011, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We manage our debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. We are primarily exposed to interest rate risk on our $8,000,000 ($5,670,471 outstanding at September 30, 2011) long-term mortgage. The borrowing bears a variable rate of interest based on market rates. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. To achieve this objective, we entered into an interest rate swap agreement during the second quarter of 2002. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would not materially affect our financial position, results of operations, or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2008, Wintergreen Advisers, LLC (“Wintergreen”), a Delaware limited liability company and the largest shareholder of the Company, filed a Verified Application for Court Ordered Inspection of the Company’s business records in the Circuit Court for the Seventh Judicial Circuit for Volusia County, Florida. The Verified Application alleged that the Company had not fully satisfied Wintergreen’s second demand to inspect certain corporate records, and Wintergreen sought an order requiring the Company to make additional records available for inspection and also requiring the Company to pay Wintergreen’s costs, including reasonable attorneys’ fees, incurred to obtain the order. The Company believed that Wintergreen’s second demand did not meet Florida’s statutory requirements for production of records, believed that it had fulfilled all of its statutory obligations to Wintergreen and vigorously defended this action. The hearing in this matter was completed on March 12, 2010, followed by supplemental filings by both parties, the last of which was made on April 8, 2010. On May 7, 2010, the trial court entered a Final Order Partially Granting and Partially Denying Wintergreen’s Verified Application. Wintergreen subsequently appealed this matter, which is pending before the Florida Fifth District Court of Appeal. Oral arguments are presently scheduled for November 15, 2011.

In September 2010, St. Johns River Water Management District (the “District”) served the Company with an administrative complaint in connection with certain Company agricultural operations. The complaint alleges that the Company constructed and operated a surface water management system without the proper permit. The Company disagreed with the District’s assertions in the complaint and requested an administrative hearing originally scheduled for late March 2011 which was subsequently rescheduled for July 2011. On March 4, 2011, the Company and the District filed a joint motion to cancel the July hearing and to place this case in abeyance which was granted. This motion was precipitated by ongoing settlement negotiations and proposed legislation involving the agricultural exemption then pending before the Florida Legislature. The parties were required to file a case status report regarding the status of the legislation by July 1, 2011. The legislation clarifies the application of the exemption to certain agricultural activities and also, in the event of a dispute between the District and a landowner, affects the District’s ability to conclude that an agricultural activity is not exempt without a determination by the Florida Division of Agriculture and Consumer Services (“DACS”) if such determination is requested by the District or the landowner. The legislation was passed during the legislative session, approved by the Governor on June 17, 2011, and became effective on July 1, 2011. Since the new law is applicable retroactively, on June 30, 2011, the Company and the District filed a joint motion for an additional three-month abeyance until the facts of the case can be assessed in context with the new law. The parties were required to file a case status report by October 3, 2011. On October 3, 2011, the District and the Company submitted a joint motion to continue the case in abeyance. In the event the parties are unable to reach resolution by November 21, 2011, this matter, pursuant to provision of the new law, may be submitted to DACS to determine applicability of agricultural exemption. The motion was granted on October 4, 2011 and the order required the parties to confer and advise status no later than February 17, 2012. While it is too early to evaluate a potential outcome, the Company does not believe the resolution of this matter will have a material adverse effect on the Company’s net income or financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER REPURCHASE OF EQUITY SECURITIES

In November 2008, the Company’s Board of Directors authorized the repurchase by the Company from time to time of up to $8 million of its common stock. This share repurchase program does not have a stated expiration date. There were no repurchases made under the program during the quarter and nine months ended September 30, 2011. From inception of the program, the Company has repurchased 4,660 shares of its common stock at a total cost of $104,648.

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 3.1	Amended and Restated Articles of Incorporation of Consolidated-Tomoka Land Co., dated October 26, 2011, filed as Exhibit 3.1 to the registrant’s Current Report Form 8-K filed October 28, 2011, and incorporated herein by reference.

Exhibit 3.2	Amended and Restated Bylaws of Consolidated-Tomoka Land Co., dated April 27, 2011, filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed April 28, 2011, and incorporated herein by reference.

Exhibit 10.1	Employment Agreement between Consolidated-Tomoka Land Co., and John P. Albright entered into June 30, 2011 filed as Exhibit 10.1 to the registrants current report on form 8-K filed July 6, 2011 and incorporated herein by reference

Exhibit 10.2	Nonqualified Stock Option Award Agreement between Consolidated-Tomoka Land Co., and John P. Albright dated August 1, 2011 filed as Exhibit 10.2 to the registrants current report on form 8-K filed July 6, 2011 and incorporated herein by reference

Exhibit 10.3	Restricted Share Award Agreement between Consolidated-Tomoka Land Co., and John P. Albright dated August 1, 2011 filed as Exhibit 10.3 to the registrants current report form 8-K filed July 6, 2011 and incorporated herein by reference

Exhibit 31.1	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	*XBRL Instance Document

Exhibit 101.SCH	*XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	*XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	*XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	*XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	*XBRL Taxonomy Definition Linkbase Document

*	Furnished herewith (not filed).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO.

(Registrant)

November 9, 2011	By:	/s/ John P. Albright
John P. Albright, President and Chief Executive Officer

November 9, 2011	By:	/s/ Bruce W. Teeters
Bruce W. Teeters, Senior Vice President - Finance and Treasurer