Form 10-K
period 2011-12-31
CONSOLIDATED TOMOKA LAND CO
filed 2012-03-15
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant at June 30, 2011, was approximately $159,763,448.

The number of shares of the registrant’s Common Stock outstanding on March 11, 2012 was 5,830,759.

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2011, are incorporated by reference in Part III of this report.

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

The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2012, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include the risk factors set forth in Item 1A.

While the Company periodically reassesses material trends and uncertainties affecting its results of operations and financial condition, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

PART I

ITEM 1.	BUSINESS

Consolidated-Tomoka Land Co. (which is referred to as the “Company,” “we,” “our,” or “us”) is primarily engaged in real estate, income properties, and golf operations (collectively, the “Real Estate Business”) through its wholly owned subsidiaries. Real estate operations include the ownership of approximately 11,000 acres of land in Daytona Beach, Florida, and the surrounding area. These operations include development, agricultural operations, and the ownership of 490,000 acres of subsurface acres in 20 counties in Florida, for leasing mineral rights for oil and mineral exploration. Income properties primarily consist of the ownership of twenty-five single tenant properties leased on a double and triple-net basis to national tenants, and two local office projects. These operations are predominantly located in Volusia County, Florida, with various income properties located in Florida, Georgia, and North Carolina. Golf operations consist of the operation of LPGA International which is comprised of two 18-hole championship golf courses with an additional three-hole practice academy, a clubhouse facility, and food and beverage activities, which are all leased from the City of Daytona Beach under a long-term lease.

The following is information regarding the Company’s business segments. The “General, Corporate, and Other” category includes general and administrative expenses, income earned on investment securities, and other miscellaneous income and expense items.

	2011	2010	2009
	(IN THOUSANDS)

Revenues of each segment are as follows:
Real Estate/Agriculture/Subsurface Interests	$547	$(933)	$2,634
Income Properties	9,035	8,987	8,601
Golf	4,661	4,474	4,724
General, Corporate, and Other	459	176	231

	$14,702	$12,704	$16,190

Operating income (loss) from Continuing Operations before income tax for each segment is as follows:
Real Estate/Agriculture/Subsurface Interests	$(3,614)	$(2,247)	$1,379
Income Properties	6,535	6,567	6,446
Golf	(5,666)	(1,969)	(1,920)
General, Corporate, and Other	(5,630)	(3,738)	(5,513)

	$(8,375)	$(1,387)	$392

Identifiable assets of each segment are as follows:
Real Estate	$45,314	$44,568	$41,255
Income Properties	116,944	116,329	117,551
Golf	2,858	6,888	7,349
General, Corporate, and Other	5,150	9,974	10,420

	$170,266	$177,759	$176,575

Identifiable assets by segment are those assets that are used in each segment. General corporate assets and those used in the Company’s other operations consist primarily of cash, investment securities, and property, plant, and equipment.

ITEM 1.    BUSINESS (Continued)

BUSINESS PLAN

Since 2000, we have transitioned from primarily a land company to a company balanced between income and land holdings. We plan to accelerate our ownership of broad income-producing real estate investments in diversified geographic locations.

Our business plan converts portions of our agricultural lands located in Daytona Beach into a geographically diverse portfolio of income properties utilizing income tax deferral under Section 1031 of the Internal Revenue Code. Our long-held lands are carried on our books at a very low tax basis, and as a result, qualifying real estate sales generate large taxable gains. The Section 1031 tax deferred exchange process allows us to postpone the related income taxes and reinvest 100% of the gross sales proceeds of qualifying sales into income properties. Our business plan is to utilize moderate company leverage, when appropriate, to accelerate our investment in income producing investments, which are at accretive spreads to our borrowing costs. This will enhance our Company’s income profile while keeping us cash flow positive with approximately half of our Company assets in lower-yielding agricultural lands.

REAL ESTATE OPERATIONS

LAND HOLDINGS. The Company owns over 11,000 acres of land in Daytona Beach, Florida along six miles of either side of I-95. Presently, the majority of this land is in agricultural use.

During 2011, the Company conducted an impairment analysis on approximately 300 acres of land, which had been reacquired in 2009 through the foreclosure process. This land was originally sold to MSKP Volusia Partners and was included in the LPGA DRI. The analysis resulted in an impairment charge of $2,606,412. The charge represents the entire cost basis of the property as management has decided to abandon the property due to the high carrying costs associated with these parcels, as they were subject to the Indigo Community Development District bond issue, relative to the current market environment for undeveloped land.

East of I-95-Cornerstone Office Park. The Company owns approximately 1,500 acres located east of Interstate 95, and develops some select sites. The Company holdings include two permitted office sites in the Cornerstone Office Park located within the 250-acre Gateway Business Center at the southeast quadrant of the Interstate 95 interchange at LPGA Boulevard. These two sites are permitted for a total of over 100,000 square feet of office space.

Gateway Business Center South. Development of Gateway Business Center South, a 250-acre industrial, warehouse, and distribution park located south of the Gateway Business Center South on the east side of Interstate 95 in Daytona Beach, commenced in 2004 with the first phase substantially completed prior to year-end 2004. Through December 2011, seven sales totaling approximately 70 acres have closed within the Gateway Commerce Park with approximately 350,000 square feet of industrial office space having been built. During early 2011, construction commenced on a 50,000 square-foot third party owned auto parts manufacturing facility on land formerly owned by the Company, which is projected for occupancy in the second quarter of 2012. Buildings owned by the Company include a two-building, 31,000 square-foot flex office space complex, which was self-developed by the Company to be held in its portfolio of income properties, known as Mason Commerce Center. During the second half of 2011, two new tenants took occupancy within the complex, including the State of Florida for 19,200 square feet. The addition of these tenants brings occupancy of the complex to 94%. Phase II of Mason Commerce Center is permitted for another two buildings, totaling approximately 31,000 square feet on five acres. Total build-out within Gateway Commerce Park, including expansions of existing buildings on the sold and developed parcels, may exceed 1,000,000 square feet.

Concierge Office Park. Development of a 12-acre, 4-lot commercial complex, located at the northeast corner of LPGA and Williamson Boulevards, commenced in 2007. This parcel includes a 22,000 square-foot

ITEM 1.    BUSINESS (Continued)

Company owned office building that was built in 2009 and is known as the Concierge office building. The office building was 75% occupied at year-end 2011, with Merrill Lynch occupying 7,930 square feet. The remaining land can accommodate approximately 40,000 square feet of additional office space.

Agricultural Operations. The Company’s agricultural lands encompass approximately 9,700 acres on the west side of Daytona Beach, Florida. Management believes the geographic location of this tract is well situated for future development. We are currently operating this land for timber and hay. In addition to access by major highways (Interstate 95, Interstate 4, State Road 40, and International Speedway Boulevard), the internal road system for forestry and other agricultural purposes is good.

Subsurface Interests. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 490,000 subsurface acres of land owned by others in various parts of Florida. The Company leases its interests to mineral exploration firms when such firms deem exploration to be financially feasible. In September 2011, the Company received a $913,657 first year lease payment on an eight-year oil exploration lease covering approximately 136,000 net mineral acres primarily in Lee and Hendry Counties. An additional $922,000, representing the guaranteed second year’s lease payment, is being held in escrow. There is no assurance that the Company will receive payments beyond what has been escrowed. The Company also receives oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator.

At December 31, 2011, there were two producing oil wells on 800 acres of the Company’s royalty land. Volume in 2011 was 104,211 barrels and volume in 2010 was 71,693 barrels from these two producing wells. The Company received oil royalties of $222,034 in 2011 and $178,891 in 2010. Production in barrels for prior recent years was: 2009—95,882; 2008—74,876; 2007—103,899; and 2006—105,553.

The Company’s current policy is to not release any ownership rights with respect to its reserved mineral rights. The Company may release surface entry rights or other rights upon request of a surface owner who requires such a release for a negotiated release price based on a percentage of the surface value. In connection with any release, the Company charges a minimum administrative fee.

ITEM 1.    BUSINESS (Continued)

INCOME PROPERTIES

The Company’s business strategy involves expanding its interests in income-producing investments in a geographically diverse way. The Company owns twenty-five income properties. Additionally, the Company has self-developed select properties. Following is a summary of these properties:

LOCATION	TENANT	AREA (SQUARE FEET)	YEAR BUILT
Tallahassee, Florida	CVS	10,880	1995/2011	(1)
Daytona Beach, Florida	Barnes & Noble	28,000	1995
Sanford, Florida	CVS	11,900	2003
Palm Bay, Florida	Walgreen	13,905	1999
Clermont, Florida	CVS	13,824	2002
Melbourne, Florida	CVS	10,908	2001
Sebring, Florida	CVS	12,174	1999
Kissimmee, Florida	Walgreen	13,905	1998
Orlando, Florida	Walgreen	15,120	1997
Sanford, Florida	CVS	13,813	2004
Apopka, Florida	Walgreen	14,560	2003
Clermont, Florida	Walgreen	13,650	2003
Sebastian, Florida	CVS	13,813	2003
Alpharetta, Georgia	Walgreen	15,120	2000
Powder Springs, Georgia	Walgreen	15,120	2001
Lexington, North Carolina	Lowe’s	114,734	1996
Alpharetta, Georgia	RBC Centura Bank	4,128	2001
Asheville, North Carolina	Northern Tool & Equipment	25,454	2001
Altamonte Springs, Florida	RBC Centura Bank	4,135	2004
Vero Beach, Florida	CVS	13,813	2001
Orlando, Florida	RBC Centura Bank	4,128	2004
Clermont, Florida	CVS	13,813	2004
McDonough, Georgia	Dick’s Sporting Goods	46,315	2006
McDonough, Georgia	Best Buy	30,038	2005
Charlotte, North Carolina	Harris Teeter Supermarket	45,089	1993

25 Properties Acquired		518,339

Self-Developed Properties	Primary Tenant
Concierge, Daytona Beach, Florida	Merrill Lynch (36%)	22,012	2009
Mason Commerce Center, Daytona Beach, Florida	State of Florida (62%)	30,720	2009

2 Self-Developed Properties		52,732

Total 27 Properties		571,071

(1)	This property was expanded in 2011 at a cost of $1,600,000 in exchange for a new twenty-five year lease term.

With the exception of the Dick’s Sporting Goods and Best Buy properties acquired in 2006 and the two self-developed properties, all properties are leased on a long-term, double or triple-net lease basis.

Other rental property consists of twenty-two billboards, primarily along Interstate 95 and Interstate 4, and hunting leases covering 5,720 acres.

ITEM 1.    BUSINESS (Continued)

The average occupancy rates, expressed as a percentage, of our acquired single-tenant net-lease income properties for each of the last five years on a portfolio basis are as follows:

Year	Occupancy (1)
2007	94%
2008	95%
2009	95%
2010	92%
2011	91%

(1)	Based on weighted average physical occupancy.

The weighted average effective annual rental per square foot for our income properties for each of the last five years is as follows:

Year	Annual Rental Per Square Foot
2007	$17.30
2008	$17.02
2009	$17.03
2010	$16.61
2011	$16.40
2007 – 2011	$16.87

The information on lease expirations for each of the ten years starting with 2011 is as follows:

Year	# of Tenant Leases Expiring	Total Square Feet of Leases Expiring	Annual Rents Expiring	Percentage of Gross Annual Rents Expiring
2011	0	0	0	0
2012	0	0	0	0
2013	0	0	0	0
2014	0	0	0	0
2015	1	28,000	$394,800	4.3%
2016	1	30,038	$480,000	5.2%
2017	2	161,049	$1,266,785	13.6%
2018	0	0	0	0
2019	5	55,104	$1,501,795	16.2%
2020	5	60,737	$1,575,455	17.0%

Each lease has additional option periods beyond the original term of the lease, which are exercisable at the tenant’s option.

CVS and Walgreen account for 15% or more of both rentable square feet and gross income property revenues, while Lowe’s accounts for more than 10% of rentable square feet. Information regarding these tenants, including principal provisions of our leases with these tenants, is as follows:

Holiday CVS, L.L.C., (a subsidiary of CVS Caremark Corporation)—22% of portfolio by square-feet, 27% by revenue

•	100% of CVS Stores owned by the Company were originally leased and occupied by Eckerd Corporation; CVS acquired Eckerd Corporation in August 2004 and assumed the leases.

•	Primarily 20-year initial lease terms (one lease term is 25 years).

ITEM 1.    BUSINESS (Continued)

•	Primarily 4 option periods of 5 years each.

•	Primarily no rent increases until option period.

•	Rent ranges from $19+/- per square foot (PSF) to $27+/- PSF.

•	All CVS leases are triple-net (no landlord operating expense and maintenance responsibility).

Walgreen Co.—20% of portfolio by square-feet, 24% by revenue

•	20-year or 25-year initial lease terms.

•	Primarily 6 option periods of 5 years each.

•	No rent increases until option period.

•	Rent ranges from $19+/- to $26+/- PSF.

•	Walgreen leases are either double-net (landlord responsible for structure, roof, and in some leases the parking lot) or triple-net (no landlord operating expense and maintenance responsibility).

Lowe’s Corporation—22% of portfolio by square-feet, 7% by revenue

•	20-year initial lease term.

•	6 option periods of 5 years each.

•	No rent increases until option period.

•	Rent of $6+ PSF.

•	Double-net (landlord responsible for structure, roof, and parking lot).

GOLF OPERATIONS

The Company leases two 18-hole championship golf courses from the City of Daytona and owns a clubhouse facility, collectively known as LPGA International. The LPGA International clubhouse opened in January 2001. The annual lease payments to the City of Daytona Beach increase from $250,000 to $500,000 per year in September 2012, and the lease matures in 2022 with seven renewal options for five years.

COMPETITION

The real estate business in the Volusia County area is highly competitive and fragmented. We compete with numerous developers of varying sizes, ranging from local to national in scope. The local market is extremely price competitive with an abundance of older office and retail inventory and high vacancy rates.

EMPLOYEES

At December 31, 2011, the Company had seventeen full-time employees, and one part-time employee and considers its employee relations to be satisfactory. At the end of February 2012, the Company had fourteen full-time employees and one part-time employee.

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

ITEM 1.    BUSINESS (Continued)

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

A prolonged downturn in economic conditions, especially in Daytona Beach, Florida, could continue to adversely impact our business. The collapse of the housing market, together with the crisis in the credit markets, resulted in a recession in the national economy with rising unemployment, shrinking gross domestic product, and drastically reduced consumer spending. At such times, potential customers often defer or avoid real estate purchases due to the substantial costs involved. The real estate industry is particularly vulnerable to shifts in local, regional, and national economic conditions outside of our control, such as short and long-term interest rates, housing demand, population growth, and employment levels and job growth. Our business is especially sensitive to economic conditions in Daytona Beach, Florida, where most of our real estate and self-developed properties are located. Florida has continued to experience weak economic conditions and could take longer to recover than the rest of the nation. A prolonged economic downturn could continue to have a material adverse effect on our business, results of operations, and financial condition.

Our future success will depend upon our ability to successfully execute acquisition or development strategies. There is no assurance that we will be able to continue to implement our strategy of investing in income properties successfully. Additionally, there is no assurance that the income property portfolio will expand at all, or if it will expand at any specified rate or to any specified size. If we invest in geographic markets other than the ones in which currently owned properties are located, we will be subject to risks associated with investment in new markets that may be relatively unfamiliar to us. In addition, development activities are subject to risks relating to the availability and timely receipt of zoning and other regulatory approvals, the cost and timely completion of construction (including risks from factors beyond our control, such as weather, labor conditions, or material shortages), and the ability to obtain both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken or provide a tenant the opportunity to terminate a lease. Any of these situations may delay or eliminate proceeds or cash flows expected from these projects, which could have an adverse affect on our financial condition and results of operations.

Our operations could be negatively impacted by the loss of key management personnel. Our future success depends, to a significant degree, on the efforts of each member of senior management. Replacement of any member of senior management could adversely affect our operations and our ability to execute business strategies. We do not have key man life insurance policies on members of senior management.

Further declines in real estate values could result in impairment write-downs. Further declines in the real estate market could result in future impairments (as defined by FASB authoritative accounting guidance) to certain of our properties. The value of our properties depends on market conditions, including estimates of future demand for, and the revenues that can be generated from, such properties. The downturn in the real estate market has caused the fair value of certain of our properties to fall. Because of our assessments of fair value, we have

ITEM 1A.    RISK FACTORS (Continued)

written down the carrying value of certain of our properties, and taken corresponding non-cash charges against our earnings to reflect the impaired value. If the real estate market declines further, we may need to take charges against our earnings for impairments. Any such non-cash charges could have an adverse effect on our results of operations.

Land use and environmental regulations could restrict, make more costly, or otherwise adversely impact our business. We are subject to a wide variety of federal, state, and local laws and regulations relating to land use and development and to environmental compliance and permitting obligations. Any failure to comply with these laws could result in capital or operating expenditures or the imposition of severe penalties or restrictions on operations that could adversely effect present and future operations. Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. Additionally, development moratoriums may be imposed due to over capacity traffic on roads. In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year. If municipalities in which we own land and operate take actions like these, it could have an adverse effect by causing delays, increasing costs, or limiting the ability to operate in those municipalities.

Most of our property is located in a highly competitive real estate market, which could adversely impact our business. Our competitors are primarily other landowners in the Daytona Beach area. These competitive conditions can make it difficult to engage in real estate transactions on acceptable terms and can adversely affect operations, financial condition, or results of operations.

Our quarterly results are subject to variability. We have historically derived a substantial portion of our income from real estate transactions. The timing of commercial real estate transactions activity is not predictable and is generally subject to the purchaser’s ability to obtain acceptable financing and approvals from local municipalities and regulatory agencies for the intended use of the land on a timely basis. As these approvals are subject to third party responses, it is not uncommon for delays to occur, which affect the timing of transaction closings. These timing issues have caused, and may continue to cause, our operating results to vary significantly from quarter to quarter and year to year.

The loss of revenues from major income property tenants would adversely impact cash flow. Our two largest income property tenants—CVS and Walgreen—each accounted for in excess of 23% of consolidated revenues individually and in the aggregate approximately 51% of consolidated revenues for the year ended December 31, 2011. The default, financial distress, or bankruptcy of one or both of these tenants could cause substantial vacancies among our income properties. Vacancies reduce revenues until the affected properties can be re-leased and could decrease the value of each such vacant property. Upon the expiration of the leases that are currently in place, we may not be able to re-lease a vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing. If, following the loss of an income property tenant, we are unable to re-lease the income property at comparable rental rates and in a timely manner, our results of operations could be adversely affected.

We are subject to a number of risks inherent in the ownership of income properties. Factors beyond our control can affect the performance and value of our income properties. Changes in national, regional, and local economic and market conditions may affect the performance of the income properties and their value. Local real estate market conditions may include excess supply and intense competition for tenants, including competition based on rental rates, attractiveness and location of the property and quality of maintenance, insurance, and management services. In addition, the performance and value of the income properties can be impacted by changes in laws and governmental regulations, changes in interest rates, and the availability of financing. In addition, because real estate investments are relatively illiquid, the ability to adjust the portfolio of income properties promptly in response to economic or other conditions is limited. Certain significant expenditures generally do not change in response to economic or other conditions, including debt service, real estate taxes, and operating and maintenance costs.

ITEM 1A.    RISK FACTORS (Continued)

Our operations and properties in Florida could be adversely affected in the event of a hurricane, natural disaster, or other significant disruption. Our corporate headquarters and most of our properties are located in Florida, where major hurricanes have occurred. Depending on where any particular hurricane makes landfall, our properties in Florida could experience significant damage. In addition, the occurrence and frequency of hurricanes in Florida could also negatively impact demand for our real estate products because of consumer perceptions of hurricane risks. In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts and heat waves, could have am adverse effect on our ability to develop properties or realize income from our properties. If a hurricane, natural disaster or other significant disruption occurs, we may experience disruptions to our operations and properties, which could have an adverse effect on our business and our results of operations.

Competition and market conditions relating to golf operations could adversely affect our operating results. Golf operations face competition from similar nearby golf operations. Any new competitive golf operations that are developed close to our existing golf operations also may adversely impact results of operations. Golf operations are also subject to adverse market conditions, such as population trends and changing demographics, any of which could adversely affect results of operations. In addition, the golf operations may suffer if the economy weakens, if the popularity of golf decreases, or if unusual weather conditions or other factors cause a reduction in rounds played. Our golf operations are seasonal, primarily due to the impact of the winter tourist season and Florida summer heat and rain.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.	PROPERTIES

Land holdings of the Company and its affiliates, which are primarily located in Florida, include: approximately 11,000 acres (including commercial/retail sites) in the Daytona Beach area of Volusia County; approximately 1 acre in Highlands County; retail buildings located on 74 acres throughout Florida, Georgia, and North Carolina, two self-developed multi-tenant buildings located on 12 acres in Daytona Beach, Florida; and full or fractional subsurface oil, gas, and mineral interests in approximately 490,000 “surface acres” in 20 Florida counties. The conversion and subsequent utilization of these assets provides the base of the Company’s operations.

The lands not currently being developed, including those on which development approvals have been received, are involved in active agricultural operations. These lands straddle Interstate 95 for 6.5 miles between International Speedway Boulevard (U. S. Highway 92) and State Road 40, with approximately 9,700 acres west and 1,500 acres east of the interstate.

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

ITEM 3.	LEGAL PROCEEDINGS (Continued)

Following a hearing on this matter, the trial court entered a Final Order Partially Granting and Partially Denying Wintergreen’s Verified Application in May 2010. Wintergreen subsequently appealed this matter to Florida Fifth District Court of Appeal, which affirmed the trial court’s decision and in January 2012 denied a motion for rehearing. On March 2, 2012, the Company and Wintergreen reached a resolution and the Company considers this matter to be concluded.

In September 2010, St. Johns River Water Management District (the “District”) served the Company with an administrative complaint in connection with certain Company agricultural operations. The complaint alleges that the Company constructed and operated a surface water management system without the proper permit. The Company disagreed with the District’s assertions in the complaint and requested an administrative hearing originally scheduled for late March 2011, which was subsequently rescheduled for July 2011. Due to proposed legislation involving the agricultural exemption, the parties agreed to place this matter in abeyance. The legislation, which passed and was made effective July 1, 2011, clarifies the application of the agricultural exemption to certain agricultural activities. It also provided that, in the event of a dispute between the District and a landowner as to whether the agricultural exemption is applicable to particular activities, either party could request a binding determination by the Florida Department of Agriculture and Consumer Services (“DACS”). Since the new law was applicable retroactively, the case continued in abeyance until the facts of the case could be assessed in context with the new law. The District has since elected to have a determination made by DACS and made its request for a binding determination on January 31, 2012. The parties were required to file a status report with the Court on February 17, 2012. On February 16, 2012, the parties filed a joint motion for extension of abeyance, which was granted on February 17, 2012. The parties are to confer and advise the court of the status of this matter no later than May 15, 2012. While it is too early to evaluate a potential outcome, the Company does not believe the resolution of this matter will have a material adverse effect on the Company’s net income or financial condition.

On November 21, 2011, the Company (and its affiliates, Indigo Mallard Creek LLC and Indigo Development LLC) was served with pleadings for a highway condemnation action for the Harris Teeter income property located in Charlotte, North Carolina. As a result of the proposed road modifications, an all-access intersection with a traffic signal at Mallard Creek Road will be modified to a right-in/right-out only access. Harris Teeter, as the tenant under the lease for this property, recently notified the Company that it believes the loss of the all-access intersection materially adversely affects its business at this location. According to Harris Teeter’s interpretation of the lease, this allows it the right to terminate the lease, which it anticipates would occur immediately preceding construction commencement (which Harris Teeter estimates to be approximately July 31, 2012). The Company does not agree with Harris Teeter’s position in this matter and has engaged North Carolina counsel to represent its interests in both the condemnation proceedings and the tenant matter.

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of our business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK PRICES AND DIVIDENDS

The Company’s common stock trades on the NYSE Amex under the symbol CTO. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends paid per share over the two years ended December 31, 2011:

2011	$0.04
2010	$0.04

The level of future dividends will be subject to an ongoing review of the overall economy with emphasis on our local real estate market, cash flow, and our capital needs including stock repurchases.

Indicated below are high and low sales prices of our stock for each full quarter within the last two fiscal years. All quotations represent actual transactions.

	2011		2010
	High	Low	High	Low
	$	$	$	$
First Quarter	35.05	28.23	37.10	30.15
Second Quarter	33.69	27.65	35.50	27.42
Third Quarter	30.89	25.94	32.00	26.19
Fourth Quarter	30.60	24.65	29.99	26.02

The number of shareholders of record as of March 1, 2012 (without regard to shares held in nominee or street name) was 621.

Recent Sales of Unregistered Securities

On August 1, 2011, pursuant to the Restricted Share Award Agreement between John P. Albright and the Company, we issued to Mr. Albright 96,000 shares of restricted Company common stock outside of our 2010 Equity Incentive Plan, in accordance with and subject to the exception set forth in Section 711(a) of the NYSE Amex Company Guide, and in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

STOCK PERFORMANCE GRAPH

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Consolidated-Tomoka Land Co., the NYSE AMEX Composite Index, and a Peer Group

The following performance graph shows a comparison of cumulative total shareholder return from a $100 investment in stock of the Company over the five-year period ending December 31, 2011, with the cumulative shareholder return of the NYSE Amex Composite Index, a Real Estate Industry Index provided by Research Data Group that was previously used by the Company that consists of AV Homes Inc. (formerly known as Avatar Holdings) and Oakridge Holdings Inc. (the “Old Peer Group”) and a new peer group that consists of Alico Inc., AV Homes Inc., Forestar Group Inc., St. Joe Company, Stratus Properties Inc., and Tejon Ranch Co. (the “New Peer Group”). The Company is switching to the New Peer Group for the purposes of the performance graph disclosure because the Old Peer Group included California Coastal Communities Inc., which declared bankruptcy, and Maxxam Inc., which is no longer a public company. The Company believes that the New Peer Group reflects a better mix of companies that reflect the businesses of the Company, including real estate, land management, income properties, and mineral resources, and the location of the Company’s properties.

	12/06	12/07	12/08	12/09	12/10	12/11
Consolidated-Tomoka Land Co.	100.00	87.04	53.51	49.40	40.92	38.38
NYSE Amex Composite	100.00	122.46	73.97	100.19	127.31	128.98
Old Peer Group	100.00	60.18	35.49	24.00	321.32	124.13
New Peer Group	100.00	68.20	43.14	52.20	43.03	30.68

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

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

The following table shows that the Company made no repurchases of its common stock during the quarter ended December 31, 2011, under the stock repurchase program described above:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 – October 31, 2011	—	—	—	$7,895,352
November 1, 2011 – November 30, 2011	—	—	—	$7,895,352
December 1, 2011 – December 31, 2011	—	—	—	$7,895,352

Total	—	—	—	$7,895,352

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes our selected historical financial information for each of the last five fiscal years. All amounts presented have been restated on a continuing operations basis. Discontinued Operations are more fully discussed in Note 3, in the Notes to Consolidated Financial Statements. The selected financial information has been derived from our audited Consolidated Financial Statements, which for data presented for fiscal years 2011 and 2010 are included elsewhere in this report.

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Years Ended
	2011	2010	2009	2008	2007
	(In thousands except per share amounts)

Summary of Operations:
Revenues:
Real Estate	$14,243	$12,528	$15,959	$17,504	$38,864
Profit on Sales of Other Real Estate Interest	22	19	36	1,370	2,580
Interest and Other Income	437	157	195	712	663

TOTAL	14,702	12,704	16,190	19,586	42,107

Operating Costs and Expenses	(10,369)	(10,177)	(10,054)	(9,890)	(15,497)
Impairment Charges	(6,619)	—	—	—	—
General and Administrative Expenses	(6,089)	(3,914)	(5,744)	(2,813)	(6,170)
Income Taxes	3,287	457	(115)	(2,572)	(7,431)

Income (Loss) from Continuing Operations	(5,088)	(930)	277	4,311	13,009
Income from Discontinued Operations, Net of tax	382	327	524	524	524

Net Income (Loss)	$(4,706)	$(603)	$801	$4,835	$13,533

Basic Earnings Per Share:
Income (Loss) from Continuing Operations	$(0.89)	$(0.16)	$0.05	$0.75	$2.28
Income from Discontinued Operations, Net of Tax	0.07	0.05	0.09	0.09	0.09

Net Income (Loss)	$(0.82)	$(0.11)	$0.14	$0.84	$2.37

Diluted Earnings Per Share:
Income (Loss) from Continuing Operations	$(0.89)	$(0.16)	$0.05	$0.75	$2.27
Income from Discontinued Operations, Net of Tax	0.07	0.05	0.09	$0.09	0.09

Net Income (Loss)	$(0.82)	$(0.11)	$0.14	$0.84	$2.36

Dividends Paid Per Share	$0.04	$0.04	$0.30	$0.40	$0.38

Summary of Financial Position:
Total Assets	$170,266	$177,759	$176,575	$173,146	$171,833
Shareholders’ Equity	$113,164	$117,600	$118,034	$117,814	$116,671
Long-Term Debt	$9,684	$15,249	$13,210	$8,550	$6,807

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS OVERVIEW

We are primarily engaged in real estate operations, which include agriculture and development, as well as golf course operations. We own approximately 11,300 acres in Florida, net of the approximate 272 acres we have written off as described below, of which approximately 9,700 are located within and form a substantial portion of the western boundary of the City of Daytona Beach. Our lands are well-located in central Florida’s Interstate 4 corridor, providing an opportunity for reasonably stable growth in future years.

Until the dramatic downturn in the national and local economies in 2008, activity on Company owned lands had been strong over the preceding several years. During 2009, land transactions were minimal with no activity occurring in 2010 or 2011. Over the last several years, roads and interstate overpasses, which benefit Company owned land, have been constructed, extended, or improved.

Historical sales and profits are not indicative of future results because of the unique nature of real estate transactions and variations in the cost basis of owned land. A significant portion of the Company’s profits in any given year may be generated through relatively large commercial real estate transactions. The process for these real estate transactions, from the time of preliminary discussions through contract negotiations, due diligence periods, and the closing, can last from several months to several years. The trend in Company profits in 2005 through 2011, in particular profits from real estate transactions during that period, followed the overall general trend of the national and local economies and the real estate markets. The residential real estate market reached its peak in late 2005 and early 2006, weakening thereafter with the market hampered by the overall economy and credit crisis. The local commercial real estate market lagged the residential market downturn by approximately two years.

We entered 2008 with a relatively strong contract backlog of real estate contracts. As the economy, real estate markets, and credit markets continued to slow, several of the contracts in place did not result in closings as buyers took a more conservative approach. Although there have been recent signals of improvement in the overall economy and credit markets, we do not expect a significant improvement of economic conditions, in particular the real estate market, during 2012. The Company does anticipate the possibility of a few select opportunities to generate real estate transactions in the near term.

As part of our strategy to prepare the Company for the potential upturn in the real estate market, two major land use initiatives were pursued: a major comprehensive land use plan change on approximately 3,000 acres of land west of I-95 and south of State Road 40 and a rescission of the 4,500-acre LPGA Development of Regional Impact Development Order. The comprehensive land use change, which was approved in late 2010, provides for significantly increased residential and commercial density on the land, which includes 2,539 residential units and 3.3 million square feet of commercial development. We expect that the rescission that was approved in June 2011 will relieve the Company of many regulatory requirements.

The Company has evaluated the carrying value of certain assets. In doing so, we have written off as an impairment charge the $2,606,412 cost basis of the 272-acre property within the LPGA development, due to recently rising assessments and carrying costs associated with these parcels relative to the current market environment.

In 2000, we initiated a strategy of investing in income properties utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes. Through the end of 2011, we had invested approximately $120 million in twenty-six income properties through this process, one of which was sold at the end of the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Lakeland, Florida property, formerly occupied by Barnes & Noble, was sold in the fourth quarter of 2011 at a price of $2,900,000. A profit approximating $147,000 was recognized on this transaction. Proceeds from this transaction are anticipated to be reinvested in an additional income producing property through the Section 1031 tax-deferred like-kind exchange process.

With the investment base in income properties, lease revenue of approximately $8.8 million is projected to be generated annually. This income, along with income from additional net-lease income property investments, is expected to continue to decrease earnings volatility in future years and add to overall financial performance. This has enabled us to enter into the business of building, leasing, and holding in our portfolio select income properties that are strategically located on our lands.

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

The Company is continually reviewing its income property portfolio for potential asset sales. The review has resulted in the listing of six income properties for sale. We have received offers on two of these properties. Sales of the properties are anticipated to occur in the second quarter of 2012. The Company anticipates making new investments in other income-producing assets with the proceeds from these transactions, utilizing the tax-deferred like-kind exchange process.

Self-Development—Mason Commerce Center. The Company has currently have two self-developed projects in the lease-up stage. The first project is a two-building 31,000 square-foot flex office space complex located within Mason Commerce Center. This represents the first phase of a 4-lot planned commercial development. The second phase would allow for an identical two building project to be built. Construction of these buildings was completed in 2008. During the third quarter of 2010, the Company executed a five-year lease with the State of Florida for 19,200 square feet in the flex office space complex. Tenant improvements were completed with occupancy on November 1, 2011. Additionally, a ten-year lease was signed with Walgreen Co. for an additional 3,840 square feet within the complex with occupancy occurring in the third quarter of 2011. The addition of these two new leases brings occupancy of the buildings to approximately 94%.

Concierge Office Building. The second self-developed property is the first phase of a 12-acre, 4-lot commercial complex located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida. The parcel includes a 22,000 square-foot two-story office building known as the Concierge Building. Approximately 75% of the building is under lease to two tenants, both of which commenced occupancy in the third quarter of 2009.

Golf Operations. Golf operations consist of the operation of two 18-hole championship golf courses with a three-hole practice facility, a clubhouse facility, and food and beverage activities within the LPGA International

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

mixed-use residential community on the west side of Interstate 95. LPGA International is a semi-private golf club consisting of the Champions course designed by Rees Jones and the Legends course designed by Arthur Hills. The Company leases the golf courses under a long-term lease with the City of Daytona Beach, Florida (the “City”). A significant increase in the lease rate takes effect on September 1, 2012. Due to the continuing losses of the golf operations, the Company has recorded an impairment charge totaling $4,012,476, before income tax. See “GOLF OPERATIONS” for a full discussion of the impairment charge. In order to counter the operating losses and the loss of memberships the last few years, the Company has dramatically reduced initiation fees and plans to make further investment in the club to enhance the member experience. Additionally, effective January 25, 2012, the Company contracted with a subsidiary of ClubCorp to manage the facility. ClubCorp, which owns and operates clubs and golf courses worldwide, brings golf management expertise and knowledge to the operation.

Agricultural Operations. Our agricultural operations consist of growing, managing, and selling timber and hay on approximately 9,700 acres of land on the west side of Daytona Beach, Florida. In previous periods we converted approximately 2,200 acres of our timberlands to hay production. Historically, the hay operations have produced losses. The Company is addressing these losses by reducing expenses and selling some of its related equipment in addition to aggressively selling the hay produced and harvested. The Company concluded the hay conversion process in the third quarter of 2011.

Subsurface. During 2011, an eight-year oil exploration lease covering approximately 136,000 net mineral acres primarily in Lee and Hendry Counties was executed and a $913,657 first year bonus rental payment was received. An additional $922,000, representing the guaranteed second year’s lease payment, is being held in escrow. The Company will also receive royalty payments if production occurs. In finalizing this lease, a review of our subsurface ownership interests was undertaken, which resulted in a true-up of acreage owned. The Company owns full or fractional subsurface oil, gas and mineral interests in approximately 490,000 surface acres in 20 Florida counties.

SUMMARY OF OPERATING RESULTS

The Company recorded a loss totaling $4,706,191, equivalent to $0.82 per share for the year ended December 31, 2011. This loss includes impairment charges totaling $4,065,000, after income tax, recorded on our golf operations and approximately 300 acres of land. This loss represents a significant increase from the loss of $602,954, equivalent to $0.11 per share, posted in 2010, and 2009’s profit of $800,680, equivalent to $0.14 per share.

The 2010 loss was primarily due to the modification of an accounting treatment related to the recording of land sales in the second quarter of 2009, as discussed in “NOTE 2. MODIFICATION OF AN ACCOUNTING TREATMENT” in the consolidated financial statements. This correction had the effect of decreasing net income by $720,000. During 2009’s first nine months, the Company had ancillary sales of sixteen acres of land to Volusia County for a road construction project generating revenues totaling $2,633,947.

REAL ESTATE OPERATIONS

2011 Compared to 2010

Losses from real estate operations totaled $3,614,076 for the twelve months ended December 31, 2011. These losses include an impairment charge of $2,606,412, described below. No real estate transactions were closed during the year. Revenues, which were realized on oil royalties and subsurface lease income in addition to modest hay sales, amounted to $546,584 during the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company conducted an impairment analysis on 317 acres of land in 2011, which resulted in an impairment charge of $2,606,412. The charge represents the entire cost basis of the property as management has decided to abandon the property due to the high carrying costs associated with these parcels relative to the current market environment. During the third quarter 2011, several facts and circumstances changed surrounding the property, including the following:

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

The impairment analysis was conducted in accordance with the Accounting for the Impairment or Disposal of Long-Lived Assets topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”).

2010 Compared to 2009

Real estate operations posted a loss of $2,247,256 for the calendar year 2010. This loss was the result of no real estate transactions closed during the period. In addition, during the second quarter of 2010, a $1,125,000 modification of accounting treatment was recorded to real estate sales revenues from transactions which occurred in the prior year. This modification of an accounting treatment resulted in negative revenues totaling $932,669 for 2010 (see “NOTE 2. MODIFICATION OF AN ACCOUNTING TREATMENT” to the consolidated financial statements). Profits from real estate transactions during 2009 amounted to $1,378,594 and were realized on the ancillary sale of sixteen acres of property to Volusia County for the Dunn Avenue road extension project. Revenues of $2,633,947 were produced from real estate transactions for the year.

INCOME PROPERTIES

2011 Compared to 2010

Profits from income properties for the twelve months of 2011 totaled $6,535,289 and represented a modest decline from the prior year’s same period profits totaling $6,567,609. This slight downturn was posted on revenues substantially equivalent to the prior year’s same period and a 3% rise in costs and expenses. Revenues totaled $9,035,370 and $8,986,771 for 2011 and 2010, respectively.

Decreases in revenue on the expiration of the lease, at the end of January 2010, of the former Barnes & Noble property located in Lakeland, Florida, and the lower lease revenues from the Daytona Beach, Florida, Barnes & Noble property due to the renegotiated lease were offset by additional revenues recognized from the self-developed properties due to new leasing activities. Income properties’ costs and expenses totaled $2,500,081 and $2,419,162 for 2011 and 2010, respectively. The rise in expenses was due to higher interest expense, commissions and depreciation on the self-developed properties.

2010 Compared to 2009

The profits recognized in 2010 represented a 2% decrease from profits amounting to $6,446,068 recorded in 2009. The downturn in profits was the result of a 12% increase in costs and expenses during the year. The cost and expense increase was primarily attributable to costs, including depreciation, associated with the self-developed properties.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Partially offsetting the rise in costs and expenses was a 4% gain in leasing revenues. The rise in revenues during the 2010 was attained on increased rents from our two-self-developed properties. Revenues from income properties amounting to $8,601,106 were posted in 2009. Results of operations for 2010 and 2009 from the three income properties either sold or classified as held for sale during the fourth quarter of 2011 have been reclassified as discontinued operations.

GOLF OPERATIONS

2011 Compared to 2010

For the year ended December 31, 2011, losses from golf operations totaled $5,666,554, including a $4,012,476 impairment charge. The loss before the impairment charge represented an improvement of 16% when compared to 2010’s loss of $1,969,274. The improvement was accomplished on a 4% revenue gain with both golf and food and beverage activities contributing to the revenue gain during the period. Golf revenues increased 4% and food and beverage revenues gained 3% over the prior year. Golf rounds played during the twelve months rose 12% but were somewhat offset by a 4% reduction in the average green fee paid. Golf operating costs and expenses were reduced 2% from the prior year primarily due to lower depreciation expense on the reduced value of the assets after the impairment charge.

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

•

This economic slowdown was significantly impacted by the residential home market which is soft. The absence of significant residential home growth in and around LPGA International, as well as the Volusia and Flagler Counties’ markets, significantly reduces the potential for increased golf play.

•

Fully developed lots within the community were being sold at low prices indicating that the product to be sold in the community will be sold to a first time home buyers’ market segment. This market segment is not expected to support the golf operations in the same manner as the premium priced market segment.

•

The Company had a change in management, who changed the asset’s estimated holding period. New management does not believe it is in the Company’s best interest to absorb the negative income and cash flow losses until the possibility of a turnaround in future years may be realized and made the decision that this is not a future core holding of the Company.

2010 Compared to 2009

Despite improved results during each of the last three quarters of 2010, harsh weather conditions, including record cold and rain experienced during the first quarter of the year, resulted in increased losses from golf operations for calendar year 2010 when compared to the prior year. Losses from golf operations totaling $1,920,000 were posted for the twelve months of 2009. Revenues decreased 5% from the revenues posted in 2009 totaling $4,723,825. This revenue decline was due to a 4% decline in the number of rounds played during the period, coupled with a 3% decrease in average rate paid per round played. Golf operations costs and expenses

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

totaled $6,442,703 and represented a 3% decrease from 2009’s same period costs and expenses totaling $6,642,825. The reduction of golf costs and expenses was due to the reduced activity during the period coupled with lower course maintenance expenses.

GENERAL, CORPORATE, AND OTHER

There were releases of 66 acres of subsurface entry rights producing $22,000 during 2011, with releases on 13 acres producing profits on the sale of other real estate interests of $19,225 during 2010. Income of $35,840 was generated on the release of 20 acres of mineral surface entry rights during 2009.

Interest and other income totaled $437,391 for the twelve months of 2011 and included the recognition of an approximate $384,000 gain on the disposition of agriculture equipment and the sale of fill dirt totaling $26,000. Interest earned on investment securities was down from the prior year approximately $43,000 due to the liquidation of the investment portfolio in the third and fourth quarters of 2011. Losses on the sale of investment securities approximated $140,000 for the year.

Interest and other income totaled $156,914 in 2010. This amount represented a 20% decrease from 2009’s interest and other income which totaled $195,609. The fall was primarily due to lower investment returns earned during the period.

General and administrative expenses totaled $6,089,133 during 2011 and represented a 56% increase over 2010’s costs totaling $3,914,218. Several factors contributed to the higher expenses recorded during the year, including: increased stock option accruals, higher compensation costs attributed to severance costs for the former chief executive officer, the addition of the new chief executive officer, increased business association expenses and costs related to the termination of the interest rate swap. The increase in stock option accruals accounted for approximately $890,000 of the rise in expenses as accruals in 2010 were an addition to income of $630,000 primarily the result of a decline in the Company’s stock price.

A substantial reduction in general and administrative expenses was achieved during 2010 when compared to 2009. The 32% reduction was the result of lower compensation due to employee reductions and stockholders expense in addition to lower stock option accrual costs. Partially offsetting these cost savings were higher legal fees primarily associated with shareholder litigation. General and administrative expenses totaled $5,744,659 for the twelve months of 2009.

DISCONTINUED OPERATIONS

During the fourth quarter of 2011, two income properties, the Northern Tool & Equipment property located in Asheville, North Carolina, and the Walgreen property located in Powder Springs, Georgia, were classified as assets held for sale on the balance sheet with results of operations classified as discontinued operations, net of income tax. These two properties are being actively marketed with sales anticipated to be completed within one year. Additionally, the former Barnes & Noble property in Lakeland, Florida, was sold during the period with a before tax profit of $146,977 recognized on the transaction. Results of operations and profit on the sale were shown as discontinued operations with results for 2010 and 2009 also reclassified to this category.

LIQUIDITY AND CAPITAL RESOURCES

Cash, including restricted cash of $2,779,511, totaled $2,785,685 at December 31, 2011. The restricted cash is being held for reinvestment into additional income property through the Section 1031 tax-deferred like-kind exchange process. There were no investment securities at year-end 2011 as the approximate $5,000,000 portfolio of investment securities was liquidated in the third and fourth quarters of 2011. Overall debt balances were

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

substantially unchanged during the year, with balances of $15,266,714 and $15,249,248 at December 31, 2011 and 2010, respectively. The notes payable balance at December 31, 2011 included $9,683,726 outstanding on the $25,000,000 revolving line of credit and $5,582,988 outstanding on the term loan due in July 2012.

On February 27, 2012, the Company entered into a Credit Agreement (the “Agreement”) consisting of a $46,000,000 revolving credit facility with a maturity date of February 27, 2015, subject to a one-year extension at the option of the Company. The indebtedness outstanding under the Agreement accrues interest at a rate ranging from LIBOR plus 175 basis points to LIBOR plus 250 basis points, with the spread over LIBOR based on a ratio of the Company’s total indebtedness to total asset value. Under an accordion feature, the Company has the option to expand the borrowing capacity under the Agreement to $75,000,000. The indebtedness outstanding under the Agreement is unsecured and is guaranteed by certain subsidiaries of the Company. The Agreement replaces the $25,000,000 revolving credit facility with a maturity date of June 27, 2014, and the term loan, which had a $5,582,988 outstanding at December 31, 2011, and would have matured on July 1, 2012.

Major uses of funds during the period were centered on development and construction activities in addition to the acquisition of land and leasehold improvements. Land and leasehold improvement acquisitions, which approximated $4,800,000, were funded utilizing the tax-deferred Internal Revenue Service Section 1033 process. These acquisitions included the repurchase of the final 17 acres from Halifax Hospital for $3,245,000, and the acquisition of land and leasehold improvements at the Tallahassee, Florida, CVS store at a cost approximating $1,600,000.

Development activities, which approximated $435,000 in 2011, included the continuation of our hay conversion program, obtaining approval for the 15-acre first phase of a professional/medical office park across from the new Florida Hospital-Memorial Medical Center, and beginning the permitting process for a 10-acre pre-permitted industrial site capable of supporting a facility of up to 148,000 square feet in the Gateway Business Center South development. An additional $1,170,000 was expended on tenant improvements for our self-developed flex office complex in Mason Commerce Center.

The projected expenditures for 2012 include the acquisition of an additional $10,000,000 of income producing properties. At this time, the Company does not plan to continue converting additional land to hay. Additional funds are expected to be expended on tenant improvements on our self-developed income properties as leases are secured. Capital expenditures can be reduced at our discretion based on operating cash needs. As additional funds become available through qualified sales, we expect to reinvest in additional real estate opportunities.

At the end of 2008, the Company focused its efforts on obtaining federal stimulus dollars to extend Dunn Avenue, a major east/west thoroughfare bridging Interstate 95, which would provide improved access to Company lands. In June 2009, the Company entered into a cost-sharing agreement with the City of Daytona Beach and the County of Volusia that allowed the use of these federal funds received by the County to build this road project. The Company’s cost participation projected to be $554,196 (originally estimated at $1,125,000) was paid in 2010. This amount is subject to true-up based on the actual cost of construction. Construction of the road project was completed in the second quarter of 2011.

Capital to fund acquisitions in 2012 and the near future is expected to be provided from cash, operating activities, and financing sources that are currently in place, including the recently closed $46,000,000 line of credit, and any asset sales. We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000, with $7,895,362 remaining, and no repurchases occurring during 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our Board of Directors and management continually review the allocation of any excess capital with the goal of providing the best long-term return for all shareholders. The reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing stock, and retaining funds for reinvestment. Annually, the Board reviews the business plan and corporate strategies, and makes adjustments as circumstances warrant. At the October 26, 2011 Board of Directors’ meeting, the Company’s investment strategy was reviewed. Management’s focus is to redeploy proceeds from like-kind exchange transactions into stabilized investments with good risk-adjusted returns in larger metropolitan areas. We believe that investments in larger metropolitan areas will enhance diversification and long-term value.

The Company will also look to utilize its under leveraged balance sheet in short-term investments such as loans and securities. Targeted investments have been identified as the following:

•	Retail and office double or triple-net leased properties in major metropolitan areas;

•	Stabilized multi-tenant office and retail properties in major metropolitan areas;

•	Select office, flex, industrial, and retail self-developed properties on Company owned land;

•	Joint venture development using Company owned land;

•	Origination or purchase of 1-5 year term loans on strong risk-adjusted yields with property types to include hotel, office, retail, and industrial;

•	Real estate related investment securities, including commercial mortgage backed securities, preferred stock, and bonds; and

•	Purchase or origination of ground leases.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain development obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments on an undiscounted basis at December 31, 2011, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

PAYMENT DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	$	$	$	$	$
Long-Term Debt Obligations	15,266,714	5,582,988	9,683,726	—	—
Operating Leases Obligations	6,039,654	682,667	1,358,633	1,165,021	2,833,333

Total	21,306,368	6,265,655	11,042,359	1,165,021	2,833,333

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CRITICAL ACCOUNTING POLICIES

The consolidated condensed financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of the Board of Directors of the Company. Actual results could differ from those estimates.

For a discussion of each of the Company’s critical accounting policies, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies, see “Note 1. Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rates. The objective of our asset management activities is to provide an adequate level of liquidity to fund operations and capital expansion, while minimizing market risk. We utilize overnight sweep accounts and short-term investments to minimize the interest rate risk. We do not actively invest or trade in equity securities. We do not believe that this interest rate risk related to cash equivalents and short-term investments is material due to the nature of the investments.

We manage our debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. We are primarily exposed to interest rate risk on our outstanding debt borrowings, which totaled $15,266,714 at December 31, 2011. The borrowings bear variable rate of interest based on market rates. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. The term note portion of this debt, with a balance of $5,582,988 at December 31, 2011, was subject to an interest rate swap, which essentially fixed the interest rate, until the swap was terminated in the fourth quarter of 2011. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would not materially affect our financial position, results of operations, or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements appear beginning on page F-1 of this report. See Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 1, 2012, the Company, upon approval of its Audit Committee, notified its current independent registered public accounting firm, KPMG LLP (“KPMG”), that KPMG will be dismissed effective upon completion of their audit of the Company’s consolidated financial statements for the year ended December 31, 2011, and the effectiveness of internal control over financial reporting as of December 31, 2011, and the issuance of their reports thereon.

Information regarding this dismissal was disclosed in our Current Report on form 8-K dated February 6, 2012, as amended. There were no disagreements or reportable events requiring disclosure under Item 304(b) of Regulation S-K.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In conducting this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company has maintained effective internal control over financial reporting as of December 31, 2011. The report of the independent registered accounting firm that audited the financial statements included in this Annual Report on Form 10-K is incorporated herein at Item 15.

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

The information required to be set forth herein, except for the information included under the heading “Executive Officers of the Registrant” below, is included in the Company’s definitive proxy statement for its 2012 annual shareholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2011 (the “Proxy Statement”), which sections are incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages at January 31, 2011, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

John P. Albright, 46, president and chief executive officer of the Company since August 1, 2011. Mr. Albright was most recently the Co-Head and managing director of Archon Capital, a Goldman Sachs Company located in Irving, Texas. Prior to that, he was the Executive Director, Merchant Banking-Investment Management for Morgan Stanley. Prior to Morgan Stanley, Mr. Albright was Managing Director and Officer of Crescent Real Estate Equities, a publically traded REIT based in Fort Worth, Texas. His experience involves various aspects of investment, lending, and development of commercial properties, as well as real estate investment banking.

Bruce W. Teeters, 66, senior vice president-finance and treasurer since January 1988. Executive officer since 1988.

All of the above are elected annually as provided in the Company’s Bylaws.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be set forth herein is included in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The Company maintains the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan is intended to replace the Company’s 2001 Stock Option Plan. Awards under the 2010 Plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and performance units. Employees of the Company and its subsidiaries and non-employee directors may be selected by the Compensation committee to receive awards under the 2010 Plan. The maximum number of shares of which stock awards may be granted under the 2010 Plan is 210,000 shares. No participant may receive awards during any one calendar year representing more than 50,000 shares of common stock. In no event will the number of shares of common stock issued under the plan upon the exercise of incentive stock options exceed 210,000 shares. These limits are subject to adjustments by the Committee as provided in the 2010 Plan for stock splits, stock dividends, recapitalizations, and other similar transactions or events. The 2010 Plan will terminate on the tenth anniversary of the date that it was adopted by the Board, and no awards will be granted under the plan after that date.

Under the 2010 Plan, the Company has granted to certain key employees non-vested restricted stock where vesting is based upon the achievement of certain market conditions, which are defined as the Company’s total shareholder return as compared to the total shareholder return of certain peer groups during a five-year performance period. Upon his employment as president and chief executive officer of the Company in

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Continued)

August 2011, John P. Albright was granted an option to purchase 50,000 shares of Company common stock under the 2010 Plan with an exercise price per share equal to the fair market value on the grant date. One-third of the option will vest on each of the first, second, and third anniversaries of the grant date, provided Mr. Albright is an employee of the Company on those dates.

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

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (2)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Plan Category
Equity Compensation Plans Approved by Security Holders (1):	255,800	$48.38	195,283
Equity Compensation Plans not Approved by Security Holders (3):	96,000	—	—

TOTAL	351,800	$48.38	195,283

(1)	Consist of the 2001 Plan and the 2010 Plan.
(2)	Consists of 205,800 stock options granted under the 2001 plan and 50,000 stock options granted under the 2010 plan.
(3)	Pursuant to the Restricted Share Award Agreement between John P. Albright and the Company dated August 1, 2011, Mr. Albright was granted an inducement stock award of 96,000 shares of restricted Company common stock outside of the 2010 Equity Incentive Plan, in accordance with and subject to the exception set forth in Section 711(a) of the NYSE Amex Company Guide. The restricted shares will vest in six increments of 16,000 shares each, upon the price per share of Company common stock during the term of Mr. Albright’s employment (or within 60 days after termination of his employment by the Company without cause) meeting or exceeding target trailing 60-day average closing prices ranging from $36.00 per share for the first increment to $65.00 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. The weighted-average exercise price of these shares is uncertain.

The other information required to be set forth herein is included in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be set forth herein is included in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be set forth herein is included in the Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3. EXHIBITS

See Exhibit Index on page 31 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO. (Registrant)

March 15, 2012	By:	/s/ JOHN P. ALBRIGHT
John P. Albright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2012	President and Chief Executive Officer (Principal Executive Officer), and Director	/s/ JOHN P. ALBRIGHT

March 15, 2012	Senior Vice President-Finance, and Treasurer (Principal Financial and Accounting Officer)	/s/ BRUCE W. TEETERS

March 15, 2012	Chairman of the Board, Director	/s/ JEFFRY B. FUQUA

March 15, 2012	Director	/s/ JOHN J. ALLEN

March 15, 2012	Director	/s/ WILLIAM H. DAVISON

March 15, 2012	Director	/s/ GERALD L. DEGOOD

March 15, 2012	Director	/s/ WILLIAM L. OLIVARI

March 15, 2012	Director	/s/ HOWARD C. SERKIN

March 15, 2012	Director	/s/ LINDA LOOMIS SHELLEY

March 15, 2012	Director	/s/ A. CHESTER SKINNER, III

March 15, 2012	Director	/s/ WILLIAM J. VOGES

March 15, 2012	Director	/s/ THOMAS P. WARLOW, III

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

COMMISSION FILE NO. 001-11350

CONSOLIDATED-TOMOKA LAND CO.

(Exact name of registrant as specified in the charter)

EXHIBIT INDEX

(3.1)	Amended and Restated Articles of Incorporation of Consolidated-Tomoka Land Co., dated October 26, 2011 filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 28, 2011, and incorporated herein by this reference.	*

(3.2)	Amended and Restated Bylaws of Consolidated-Tomoka Land Co., dated April 27, 2011, filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed April 28, 2011, and incorporated herein by this reference.	*

10	Material Contracts:

(10.3)	The Consolidated-Tomoka Land Co. 2001 Stock Option Plan effective April 25, 2001, filed with the registrant’s Registration Statement on Form S-8 filed on June 20, 2001 and incorporated herein by this reference (File No. 333-63400).	*

(10.4)	Lease Agreement dated August 28, 1997, between the City of Daytona Beach and Indigo International Inc., a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by this reference.	*

(10.5)	Development Agreement dated August 18, 1997 between the City of Daytona Beach and Indigo International Inc., a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by this reference.	*

(10.6)	Master Loan and Security Agreement between Consolidated-Tomoka Land Co. and SunTrust Bank dated July 1, 2002, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by this reference.	*

(10.7)	Amendment dated March 29, 2007 to Master Loan and Security Agreement dated May 31, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s Current Report on Form 8-K on April 3, 2007, and incorporated herein by this reference.	*

(10.8)	Master Loan and Security Agreement between Consolidated-Tomoka Land Co. and SunTrust Bank dated May 31, 2002, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by this reference.	*

(10.9)	Third Amendment dated March 29, 2007 to Master Loan and Security Agreement dated July 1, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s Current Report on Form 8-K filed April 3, 2007, and incorporated herein by this reference.	*

(10.10)	Amendment dated March 29, 2010 to Master Loan and Security Agreement dated May 31, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s current report Form 8-K filed March 30, 2010, and incorporated herein by this reference.	*

(10.11)	Fourth Amendment to Master Loan and Security Agreement between Consolidated-Tomoka Land Co., and SunTrust Bank, dated June 28, 2011, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 30, 2011, and incorporated herein by this reference.	*

(10.12)	Renewal Increase Revolving Line of Credit Note, dated June 28, 2011, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 30, 2011, and incorporated herein by this reference.	*

(10.13)	Mortgage and Security Agreement, dated June 28, 2011, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 30, 2011, and incorporated herein by this reference.	*

EXHIBIT INDEX (CONTINUED)

(10.14)	Deed to Secure Debt, dated June 28, 2011, filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed June 30, 2011, and incorporated herein by this reference.	*

(10.15)	Deed to Secure Debt, dated June 28, 2011, filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed June 30, 2011, and incorporated herein by this reference.	*

(10.16)	Environmental Compliance Agreement and Indemnification, dated June 28, 2011, filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed June 30, 2011, and incorporated herein by this reference.	*

(10.17)	International Swap Dealers Association, Inc. Master Agreement dated April 8, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by this reference.	*

(10.18)	Confirmation of Interest Rate Transaction dated April 9, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by this reference.	*

**(10.19)	Form of Stock Option and SAR Agreement under the Consolidated-Tomoka Land Co. 2001 Stock Option Plan filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by this reference.	*

**(10.20)	Agreement, dated February 8, 2011, between Consolidated-Tomoka Land Co. and William H. McMunn, filed with the registrant’s Current Report on Form 8-K on February 10, 2011, and incorporated herein by this reference.	*

**(10.21)	Amendment, dated November 28, 2011, to Agreement between Consolidated-Tomoka Land Co. and William H. McMunn, dated February 8, 2011, filed with the registrants Current Report on Form 8-K on November 29, 2011, and incorporated herein by this reference.

**(10.22)	Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan, effective April 28, 2010, filed with the registrant’s current report on Form 8-K on May 4, 2010, and incorporated herein by this reference.	*

**(10.23)	Form of Restricted Share Award Agreement under the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan, filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by this reference.	*

**(10.24)	Consolidated-Tomoka Land Co. Annual Executive Cash Bonus Plan, adopted April 28, 2010, filed with the registrant’s Current Report on Form 8-K on May 4, 2010, and incorporated herein by this reference.	*

**(10.25)	Employment Agreement between Consolidated-Tomoka Land Co. and John P. Albright entered into June 30, 2011, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by this reference.	*

**(10.26)	Nonqualified Stock Option Award Agreement between Consolidated-Tomoka Land Co. and John P. Albright, dated August 1, 2011, filed as Exhibit 10.2 to the Registrants Current report on Form 8-K filed July 6, 2011, and incorporated herein by this reference.	*

**(10.27)	Restricted Share Award Agreement between Consolidated-Tomoka Land Co. and John P. Albright, dated August 1, 2011, filed as Exhibit 10.3 to the registrants current report form 8-K filed July 6, 2011 and incorporated herein by reference.	*

EXHIBIT INDEX (CONTINUED)

**(10.28)	Credit Agreement between Consolidated-Tomoka Land Co. and Bank of Montreal dated February 27, 2012, filed as Exhibit 10.1 to the registrant’s current report Form 8K filed March 1, 2012, and incorporated by this reference.	*

(21)	Subsidiaries of the Registrant.

(23.2)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by Reference
**	Management Contract or Compensatory Plan or Agreement

101.INS	***XBRL Instance Document

101.SCH	***XBRL Taxonomy Extension Schema Document

101.CAL	***XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	***XBRL Taxonomy Definition Linkbase Document

101.LAB	***XBRL Taxonomy Extension Label Linkbase Document

101.PRE	***XBRL Taxonomy Extension Presentation Linkbase Document

*	- Incorporated by Reference
**	- Management Contract or Compensatory Plan or Arrangement
***	- Furnished herewith (not filed).

CONSOLIDATED-TOMOKA LAND CO.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Consolidated-Tomoka Land Co.

We have audited the accompanying consolidated balance sheets of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule III-Real Estate and Accumulated Depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Consolidated-Tomoka Land Co.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of Consolidated-Tomoka Land Co.’s internal control over financial reporting.

/s/  KPMG LLP

March 15, 2012

Jacksonville, Florida

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Consolidated-Tomoka Land Co.:

We have audited Consolidated-Tomoka Land Co.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Consolidated-Tomoka Land Co.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Consolidated-Tomoka Land Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion on those (consolidated) financial statements.

/s/  KPMG LLP

March 15, 2012

Jacksonville, FL

Certified Public Accountants

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
Assets
Cash	$6,174	$337,617
Restricted Cash	2,779,511	—
Investment Securities (Note 5)	—	4,939,625
Refundable Income Taxes (Note 6)	399,905	29,351
Land and Development Costs (Note 7)	27,825,924	27,047,317
Intangible Assets (Note 1)	3,572,096	4,167,478
Assets Held for Sale (Note 3)	7,694,710	—
Other Assets	8,023,872	8,192,705

	50,302,192	44,714,093

Property, Plant, and Equipment
Land, Timber, and Subsurface Interests	15,109,298	14,770,388
Golf Buildings, Improvements, and Equipment (Note 4)	2,535,294	11,823,081
Income Properties: Land, Buildings, and Improvements	111,564,673	119,935,128
Other Furnishings and Equipment	2,320,766	3,262,345
Construction in Process	—	346,968

Total Property, Plant, and Equipment	131,530,031	150,137,910
Less Accumulated Depreciation and Amortization (Note 4)	(11,566,420)	(17,093,053)

Net Property, Plant, and Equipment	119,963,611	133,044,857

Total Assets	$170,265,803	$177,758,950

Liabilities
Accounts Payable	$385,685	$1,046,581
Accrued Liabilities	7,317,676	7,216,039
Accrued Stock Based Compensation (Note 11)	484,489	761,827
Pension Liability (Note 9)	1,586,513	791,941
Deferred Income Taxes (Note 6)	32,060,283	35,093,214
Notes Payable (Note 8)	15,266,714	15,249,248

Total Liabilities	57,101,360	60,158,850

Shareholders’ Equity
Preferred Stock—50,000 Shares Authorized; $100 Par Value; None Issued	—	—
Common Stock—25,000,000 Shares Authorized; $1 Par Value; 5,724,147 and 5,723,980 Shares Issued at December 31, 2011 and 2010, respectively, and 5,829,464 and 5,729,680 Outstanding at December 31, 2011 and 2010, Respectively	5,724,147	5,723,980
Additional Paid-In Capital	5,697,554	5,164,102
Retained Earnings	102,872,167	107,807,321
Accumulated Other Comprehensive Loss	(1,129,425)	(1,095,303)

Total Shareholders’ Equity	113,164,443	117,600,100

Total Liabilities and Shareholders’ Equity	$170,265,803	$177,758,950

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Calendar Year
	December 31, 2011	December 31, 2010	December 31, 2009
Income:
Real Estate Operations:
Real Estate Sales
Sales and Other Income	$546,584	$(932,669)	$2,633,947
Costs and Other Expenses	(1,554,248)	(1,314,587)	(1,255,353)
Impairment Charges (Note 4)	(2,606,412)	—	—

	(3,614,076)	(2,247,256)	1,378,594

Income Properties
Leasing Revenues and Other Income	9,035,370	8,986,771	8,601,106
Costs and Other Expenses	(2,500,081)	(2,419,162)	(2,155,038)

	6,535,289	6,567,609	6,446,068

Golf Operations
Sales and Other Income	4,660,802	4,473,429	4,723,825
Costs and Other Expenses	(6,314,880)	(6,442,703)	(6,643,825)
Impairment Charges (Note 4)	(4,012,476)	—	—

	(5,666,554)	(1,969,274)	(1,920,000)

Total Real Estate Operations	(2,745,341)	2,351,079	5,904,662
Profit on Sales of Other Real Estate Interests	22,000	19,225	35,839
Interest and Other Income	437,391	156,914	195,609

	(2,285,950)	2,527,218	6,136,110
General and Administrative Expenses	(6,089,133)	(3,914,218)	(5,744,659)

Income (Loss) from Continuing Operations Before Income Taxes	(8,375,083)	(1,387,000)	391,451
Income Tax Benefit (Expense) (Note 6)	3,286,642	456,833	(114,919)

Income (Loss) from Continuing Operations	(5,088,441)	(930,167)	276,532
Income from Discontinued Operations, Net of Tax (Note 3)	382,250	327,213	524,038

Net Income (Loss)	$(4,706,191)	$(602,954)	$800,570

Basic and Diluted Per Share Information (Note 12):
Income (Loss) from Continuing Operations	$(0.89)	$(0.16)	$0.05
Income from Discontinued Operations	0.07	0.05	0.09

Net Income (Loss) Per Share	$(0.82)	$(0.11)	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Common Stock	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income (Loss)
Balance, December 31, 2008	$5,727,515	$5,217,955	$109,556,103	$(2,687,266)	$117,814,307
Net Income	—	—	800,570	—	800,570	$800,570
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative (Net of Tax of $101,164)	—	—	—	161,088	161,088	161,088
Pension:
Transition Obligation (Net of Tax of $2,888)	—	—	—	(4,599)	(4,599)	(4,599)
Prior Service Cost (Net of Tax of $8,185)	—	—	—	13,033	13,033	13,033
Actuarial Net Gain (Net of Tax of $664,163)	—	—	—	1,057,582	1,057,582	1,057,582

Comprehensive Income						$2,027,674

Exercise of Liability Classified Stock Options	413	13,278	—	—	13,691
Stock Buyback	(4,660)	(99,987)	—	—	(104,647)
Cash Dividends ($0.30 per share)	—	—	(1,717,446)	—	(1,717,446)

Balance December 31, 2009	$5,723,268	$5,131,246	$108,639,227	$(1,460,162)	$118,033,579
Net Loss	—	—	(602,954)	—	(602,954)	$(602,954)
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative (Net of Tax of $67,018)	—	—	—	106,716	106,716	106,716
Pension:
Transition Obligation (Net of Tax of $2,888)	—	—	—	(4,599)	(4,599)	(4,599)
Prior Service Cost (Net of Tax of $8,185)	—	—	—	13,033	13,033	13,033
Actuarial Net Gain (Net of Tax of $156,818)	—	—	—	249,709	249,709	249,709

Comprehensive Loss						$(238,095)

Exercise of Liability Classified Stock Options	712	24,192	—	—	24,904
Stock Compensation Expense from Restricted Stock Grants	—	8,664	—	—	8,664
Cash Dividends ($0.04 per share)	—	—	(228,952)	—	(228,952)

Balance December 31, 2010	$5,723,980	$5,164,102	$107,807,321	$(1,095,303)	$117,600,100
Net Loss			(4,706,191)		(4,706,191)	(4,706,191)
Other Comprehensive Income (Loss):
Cash Flow Hedging Derivative (Net of Tax of $197,419)	—	—	—	314,361	314,361	314,361
Pension (Net of Tax):
Transition Obligation (Net of Tax of $3,089)	—	—	—	(4,919)	(4,919)	(4,919)
Prior Service Cost (Net of Tax of $21,653)	—	—	—	34,479	34,479	34,479
Actuarial Net (Loss) (Net of Tax of $237,412)	—	—	—	(378,043)	(378,043)	(378,043)

Comprehensive (Loss)						$(4,740,313)

Exercise of Liability Classified Stock Options	167	5,339	—	—	5,506
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	528,113	—	—	528,113
Cash Dividends ($0.04 per share)	—	—	(228,963)	—	(228,963)

Balance December 31, 2011	$5,724,147	$5,697,554	$102,872,167	$(1,129,425)	$113,164,443

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Calendar Year
	December 31, 2011	December 31, 2010	December 31, 2009
Cash Flow from Operating Activities:
Net Income (Loss)	$(4,706,191)	$(602,954)	$800,570
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used In) Provided by Operating Activities:
Depreciation and Amortization	2,512,366	2,727,399	2,771,633
Impairment of Long-lived Assets	6,618,888	—	—
Gain of Disposition of Property, Plant, and Equipment	(456,152)	6,395	—
Deferred Income Taxes	(3,032,931)	817,846	958,932
Non-Cash Compensation	253,812	(632,894)	253,424
Decrease (Increase) in Assets:
Refundable Income Taxes	(370,554)	403,655	—
Notes Receivable	—	—	150,000
Land and Development Costs	(3,385,019)	(3,094,729)	(3,723,663)
Other Assets	168,833	189,218	(18,897)
(Decrease) Increase in Liabilities:
Accounts Payable	(660,896)	182,395	158,091
Income Taxes Payable	—	—	(1,236,206)
Accrued Liabilities, and Accrued Stock
Based Compensation	862,087	(390,130)	(341,904)

Net Cash (Used In) Provided by Operating Activities	(2,195,757)	(393,799)	(228,020)

Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment	(3,197,276)	(1,372,047)	(3,487,029)
(Increase) Decrease in Restricted Cash for Acquisitions Through the Like-Kind Exchange Process	(2,779,511)	—	462,765
Investment in Intangible Assets	(130,070)	—	—
Proceeds from Calls or Maturities of Investment Securities	6,813,222	5,856,951	7,596,993
Acquisition of Investment Securities	(1,873,597)	(5,829,712)	(7,302,989)
Proceeds from Disposition of Property, Plant, and Equipment	3,240,573	—	—

Net Cash Provided By (Used In) Investing Activities	2,073,341	(1,344,808)	(2,730,260)

Cash Flow from Financing Activities:
Proceeds from Notes Payable	14,863,000	10,981,000	16,463,000
Payments on Notes Payable	(14,845,534)	(8,942,141)	(11,802,926)
Cash Proceeds from Exercise of Stock Options	3,378	7,181	2,059
Cash Used to Settle Stock Appreciation Rights	(908)	(7,533)	(3,878)
Cash Used for Repurchase of Common Stock	—	—	(104,647)
Dividends Paid	(228,963)	(228,952)	(1,717,446)

Net Cash Provided By (Used In) Financing Activities	(209,027)	1,809,555	2,836,162

Net (Decrease) Increase in Cash	(331,443)	70,948	(122,118)
Cash, Beginning of Year	337,617	266,669	388,787

Cash, End of Period	$6,174	$337,617	$266,669

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental Disclosure of Cash Flows:

The Company completed foreclosure on two notes receivable during 2009 totaling $4,153,693, plus accrued interest totaling $211,799, with the notes receivable and accrued interest written off and the land reacquired. There was no gain or loss recognized on the transactions.

Total interest paid was $684,008, $693,496, and $546,383 for the years 2011, 2010, and 2009, respectively. Interest paid included interest of $28,733, $3,793, and $137,644, capitalized to land development and construction in process in 2011, 2010, and 2009, respectively.

Income taxes totaling $1,243,711 were refunded in 2010, with income taxes totaling $335,467 and $1,924,972 paid in 2011 and 2009, respectively.

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

December 31, 2011, 2010, and 2009

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Consolidated-Tomoka Land Co., a Florida corporation, and its wholly owned subsidiaries: Indigo Clermont LLC, Indigo Group Inc., Indigo Group Ltd., Indigo Henry LLC, Indigo International LLC, Indigo Development LLC, Indigo Grand Champions One LLC, Indigo Grand Champions Two LLC, Indigo Grand Champions Three LLC, Indigo Grand Champions Four LLC, Indigo Grand Champions Five LLC, Indigo Grand Champions Six LLC, Indigo Grand Champions Seven LLC, Indigo Grand Champions Eight LLC, Indigo Grand Champions Nine LLC, Indigo Grand Champions Ten LLC, Indigo Mallard Creek LLC, Indigo Melbourne LLC, Indigo Sanford LLC, Palms Del Mar Inc., W. Hay Inc., and W. Hay LLC, (collectively, “the Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

The Company is primarily engaged, through its wholly owned subsidiaries, in the real estate industry. Real estate operations, which are primarily commercial in nature, also include golf operations, income properties, leasing properties for oil and mineral exploration, and agricultural operations. These operations are predominantly located in Volusia County, Florida, with various income properties located within Florida, Georgia, and North Carolina.

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

Because of the adverse market conditions that currently exist in the Florida and national real estate markets, and financial and credit markets, it is possible that the estimates and assumptions, most notably with the Company’s investment in income properties and its pension liability, could change materially during the time span associated with the continued weakened state of these real estate and financial markets.

CASH

Cash includes cash on hand, bank demand accounts, and money market accounts having original maturities at acquisition date of 90 days or less.

RESTRICTED CASH

The Company’s qualified intermediary held $2,779,511 in escrow, for the benefit of the Company at December 31, 2011, with no funds being held at December 31, 2010. The funds were being held to complete the purchase of income properties through the like-kind exchange process.

ACCOUNTS RECEIVABLE

Accounts receivable primarily consist of rent receivables from income properties. The impairment of these receivables is determined based on a review of specifically identified accounts using judgments, which are made with respect to the collectability of the receivable based on historical experience and current economic trends. Accounts receivable are classified in other assets on the balance sheet.

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Interest of $96,762 was capitalized to land and development during 2009, with no interest capitalized during 2010 and 2011.

INTANGIBLE ASSETS

Intangible assets consist of the in-place lease value associated with single-tenant income properties acquired by the Company. This in-place lease value was determined by estimating the cost of replacing the lease should it not be in-place. Factors, such as foregone rent and leasing commissions among others, are taken into account to determine the in-place lease value. This value is amortized over the remaining term of the lease at the time the properties are purchased. At December 31, 2011, the in-place lease value totaled $3,572,096, net of amortization of $2,588,823. At December 31, 2010, the in-place lease value totaled $4,167,478, net of amortization of $2,429,061.

The estimated amortization expense for each of the calendar years 2012–2015 is $389,628, with the estimated amortization in 2016 totaling $351,539. The weighted average amortization period of the in-place lease value is 17 years.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. Subsurface interests are included in property, plant, and equipment with no net cost basis at December 31, 2011. The amount of depreciation and amortization of property, plant, and equipment, exclusive of amortization related to intangible assets, recognized for the years 2011, 2010, and 2009, was $2,088,506, $2,306,229, and $2,350,464, respectively. Interest of $28,733, $3,793, and $40,882 was capitalized to construction in process during 2011, 2010, and 2009, respectively.

The range of estimated useful lives for property, plant, and equipment is as follows:

Golf Buildings and Improvements	10-43 Years
Golf Equipment	5-10 Years
Income Properties Buildings and Improvements	40 Years
Other Furnishings and Equipment	5-25 Years
Agriculture Equipment	5-10 Years

The acquisition cost of land, timber, real estate taxes, site preparation, and other costs relating to the planting and growing of timber are capitalized to land, timber, and subsurface interests. Such costs attributed to the timber are charged to cost of sales at the time timber is harvested. Timber and timberlands are stated at the lower cost or market value.

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Costs associated with the conversion of property to hay, including site preparation, and other costs related to the planting of the permanent crop, are capitalized to land, timber & subsurface interests. Costs of growing the crop is accumulated until the time of harvest and recorded as inventory until sold, at which time it is charged to cost of sales. Hay inventory is stated at the lower of cost or market value.

LONG-LIVED ASSETS

The Company reviews the recoverability of long-lived assets, including real estate held for development and sale, and property, plant, and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of situations considered to be triggering events include: a substantial decline in operating cash flows during the period, a current or projected loss from operations, an income property not fully leased or leased at rates that are less than current market rates, and any other quantitative or qualitative events deemed significant by our management. Long-lived assets are evaluated for impairment by using an undiscounted cash flow approach, which considers future estimated capital expenditures. Impairment on long-lived assets is measured at fair value less cost to sell. During the third quarter of 2011, the Company recognized impairment charges of $4,012,476 on its golf course operation, and $2,606,412 on 300 acres of land, see Note 4—“Impairment of Long-Lived Assets” for further discussion on these charges.

SALE OF REAL ESTATE

The profit on sales of real estate is accounted for as required by the “Accounting for Sales of Real Estate Topic of Financial Accounting Standards Board Accounting Standards Codification” (“FASB ASC”). The Company recognizes revenue from the sale of real estate at the time the sale is consummated, unless the property is sold on a deferred payment plan and the initial payment does not meet established criteria, or the Company retains some form of continuing involvement in the property.

During 2009, a real estate sales transaction closed in which the Company had a commitment to fund up to $1,125,000 for its share of road construction costs. During 2010, the Company’s revised project cost participation, amounting to $554,196, was paid. The remaining balance, totaling $570,804, is recorded as a liability on the balance sheet at December 31, 2011. This amount is subject to true-up based on the actual cost of construction and an adjustment will be recorded as income upon the final true-up.

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

OTHER REAL ESTATE INTERESTS

The Company owns full or fractional subsurface oil, gas, and mineral interest in approximately 490,000 “surface” acres of land owned by others in 20 counties in Florida. The Company leases its interest to mineral

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

exploration firms for exploration. Leases on 800 acres have reached maturity; but, in accordance with their terms, are held by oil companies without annual rental payments because of producing oil wells, from which the Company receives royalties. Revenues are recognized at the time the Company receives the royalty payment.

From time to time the Company will release surface or subsurface entry rights upon request of the surface owner. The Company recognizes revenue from the release at the time the transaction is consummated, unless the property is released under a deferred payment plan and the initial payment does not meet the criteria establish under the “Sales of Real Estate Topic of FASB ASC,” the Company retains some form of continuing involvement in the property, or the transaction does not meet other requirements.

UNFUNDED DEFERRED COMPENSATION PLANS

The Company previously established the Consolidated-Tomoka Land Co. Deferred Compensation Plan for Directors, and for Officers and Key Employees (the “Plans”). Both plans provide that the Plans may be amended in whole or in part from time to time by the Board of Directors of the Company (the “Board”). At its Board meeting on October 26, 2011, the Board approved an amendment to the Plans to: 1) Freeze the Plans, effective January 1, 2012, to allow no new participants or deferrals into the Plan; and 2) to apply an interest rate of 6% to account balances for the year 2011 with the rate to be reviewed annually.

The amount of deferred compensation reflected in accrued liabilities on the consolidated balance sheets at December 31, 2011 and 2010 was $1,598,871 and $1,984,132, respectively. Deferred compensation earnings allocated to the deferred compensation balance for the three years ended December 31, 2011, 2010, and 2009, was $91,552, $125,012, and $147,026, respectively.

PENSION

The Company has funded a non-contributory, defined benefit pension plan (the “Plan”), covering all eligible employees.

Effective December 31, 2011, the Company amended its Defined Benefit Pension Plan (the “Plan”) to freeze participants’ benefits with no future accruals after that date. Any current or future employee who was not a participant of the Plan on December 31, 2011 will not be eligible to enter the Plan. Although the Plan will remain active with no new entrants and no future accruals, the Company’s contribution level is expected to be reduced over time.

STOCK OPTIONS

The Company maintains a stock option plan (“the Plan”) pursuant to which 500,000 shares of the Company’s common stock may be issued. The Plan in place was approved at the April 25, 2001 shareholders’ meeting and expired in April 2011, with no new option shares issued after that date. Under the Plan, the option exercise price equals the stock market price on the date of grant. The options generally vest over five years and all expire after ten years. In connection with the grant of non-qualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock equal to a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise. The expenses associated with stock options and stock appreciation rights are recognized over their requisite service period.

Both the Company’s stock options and stock appreciation rights are liability classified awards and are required to be remeasured to fair value at each balance sheet date until the award is settled, as required by provisions of the “Share-Based Payments Topic of FASB ASC.” (See Note 9 “Stock Option Plan”).

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At the Annual Meeting of Shareholders of the Company held on April 28, 2010, the Company’s shareholders approved the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan is intended to replace the Company’s 2001 Stock Option Plan. Awards under the 2010 Plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and performance units. Employees of the Company and its subsidiaries and non-employee directors may be selected by the Compensation Committee to receive awards under the 2010 Plan. The maximum number of shares of which stock awards may be granted under the 2010 Plan is 210,000 shares. No participant may receive awards during any one calendar year representing more than 50,000 shares of common stock. In no event will the number of shares of common stock issued under the plan upon the exercise of incentive stock options exceed 210,000 shares. These limits are subject to adjustments by the Compensation Committee as provided in the 2010 Plan for stock splits, stock dividends, recapitalizations, and other similar transactions or events. The 2010 Plan will terminate on the tenth anniversary of the date that it was adopted by the Board, and no awards will be granted under the plan after that date.

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

In connection with the appointment of John P. Albright as President and Chief Executive Officer of the Company, the Board authorized grants of the following equity awards, effective August 1, 2011:

•

Non-Qualified Stock Option Award: Pursuant to the Consolidated-Tomoka Land Co. Nonqualified Stock Option Award Agreement between the Company and Mr. Albright (the “Stock Option Award Agreement”), Mr. Albright was granted an option to purchase 50,000 shares of Company common stock under the Company’s 2010 Equity Incentive Plan (the “2010 Plan”) with an exercise price per share equal to the fair market value on the grant date. One-third of the option will vest on each of the first, second, and third anniversaries of the grant date, provided Mr. Albright is an employee of the Company on those dates. In addition, any unvested portion of the option will vest upon a change in control. The option expires on the earliest of (a) the tenth anniversary of the grant date, (b) twelve months after Mr. Albright’s death or termination for disability, or (c) thirty days after the termination of Mr. Albright’s employment for any reason other than death or disability.

•

Restricted Share Award: An “inducement” grant of 96,000 shares of restricted Company common stock outside of the 2010 Plan was awarded to Mr. Albright pursuant to the Consolidated-Tomoka Land Co. Restricted Share Award Agreement (the “Restricted Share Award Agreement”) between the Company and Mr. Albright. The restricted shares will vest in six increments of 16,000 shares each based upon the price per share of Company common stock during the term of Mr. Albright’s employment (or within 60 days after termination of his employment by the Company without cause) which meets or exceeds target trailing 60-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. The Company filed a registration statement on Form S-8 to register the restricted stock.

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Both the non-qualified stock option award and the restricted share award were determined to be equity-based awards under the “Share-Based Payment Topic of FASB ASC.”

The Company used a Monte Carlo simulation valuation model to determine the fair value and vesting period of the restricted share award. The determination of the fair value of market condition-based awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of awards, the performance of the Company’s stock price, annual dividends and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market conditions, provided the requisite service period is met.

INCOME TAXES

The Company uses the asset and liability method to account for income taxes. Deferred income taxes result primarily from the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (See Note 6 “Income Taxes”).

EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are presented in accordance with the “Earnings Per Share Topic of FASB ASC.” Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per common share are based on the assumption of the conversion of stock options using the treasury stock method at average cost for the year (see Note 12 “Earnings Per Share”).

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

The largest of the Company’s income property tenants consist of Holiday CVS, L.L.C. and Walgreen Co., which the Company considers good credit-quality tenants. Holiday CVS L.L.C. revenues accounted for 18% of consolidated revenue during 2011, with Walgreen Co. accounting for 16% of consolidated revenue. Holiday CVS, L.L.C. and Walgreen Co. accounted for 22% and 20% of the Company’s income portfolio in terms of rentable square feet in 2011, respectively. The Company has diversified its income property tenant mix with Barnes & Noble, Lowe’s Home Improvement Center, Northern Tool & Equipment Co., RBC Centura Bank, Dick’s Sporting Goods, Harris Teeter Supermarket, and Best Buy, as tenants.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company accounts for financial instruments as required by the “Fair Value Measurements and Disclosure Topic of FASB ASC.” The largest carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, and accounts payable at December 31, 2011 and 2010, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s notes payable approximates fair value at December 31, 2011 and 2010, since the notes are at floating rates or fixed rates, which approximate current market rates for notes with similar risks and maturities. The interest rate swap derivative, which was terminated in the fourth quarter of 2011, was carried at its fair value at December 31, 2010 and 2009.

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair market value of the interest rate swap agreement was determined using Significant Other Observable Inputs (Level 2). A financial model was used to determine the fair market value of the interest rate swap. The model estimated the expected cash flows discounted at the risk-free rate, using the treasury yield curve, plus the current market observable LIBOR interest rate spread to treasuries, adjusted for the credit risk of the Company. The fair market value recorded on the consolidated balance sheet at December 31, 2010, was a liability of $511,779, and included in accrued liabilities on the balance sheet.

Following is a table summarizing the assets valued at fair value on the balance sheet:

		Fair Value Measurements at Reporting Date Using:
Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets Held for Sale	$7,694,710	$—	—	$7,694,710	$(68,454)
Golf Buildings, Improvements, and Equipment, (Net of Accumulated Depreciation)	2,493,273	—	—	2,493,273	(4,012,476)

	$10,187,983	$—	—	$10,187,983	$(4,023,466)

In determining the fair value of both the assets held for sale and golf, buildings, improvements, and equipment the market approach incorporating market comparables were used utilizing third party valuation firms. Costs to sell were taken into account to determine the fair value of the assets.

The following table is a reconciliation for the year ended December 31, 2011, of assets which level 3 inputs were used in determining fair value:

There were no transfers between levels for the years ended December 31, 2011 and 2010. All losses are included in earnings during 2011.

DERIVATIVE INSTRUMENT AND CERTAIN HEDGING ACTIVITY

Until it was terminated on December 31, 2011, the Company had a cash flow derivative related to the interest rate swap on its term loan.

The Company accounted for its cash flow hedging derivative under the “Accounting for Derivative Instruments and Certain Hedging Activities Topic of FASB ASC.”

The derivative was recognized on the balance sheet at its fair value. On the date the derivative contract was entered into, the Company designated the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability (“cash flow hedge”).

The Company formally documented the relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. The Company also formally assessed, both at the hedge’s inception and on an ongoing basis, whether the derivative that is used in hedging the transaction is highly effective in offsetting changes in cash flows of the hedged item.

Changes in the fair value of the derivative, that is highly effective, and that was designated and qualified as a cash-flow hedge is recorded in other comprehensive loss, until earnings are affected by the variability in cash flows of the designated hedged item.

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Fair Value Measurement

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This update establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. The adoption of this update is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” The objective of this update is to improve the comparability, consistency, and transparency of financial reporting to increase the prominence of items reported in other comprehensive income. This update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option in U.S. GAAP to present other comprehensive income in the statement of equity. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December of 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 this update deferred the effective date of certain requirements of ASU No. 2011-05.” The adoption of these updates is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

RECLASSIFICATIONS

Certain reclassifications were made to the 2010 and 2009 consolidated financial statements to conform to the 2011 presentation.

NOTE 2.    MODIFICATION OF AN ACCOUNTING TREATMENT

During the second quarter of 2009, the Company sold two parcels of land and an easement to Volusia County for right-of-way, retention ponds, and construction access for the Dunn Avenue extension road project. The Company and Volusia County executed a joint funding agreement, which required the Company, Volusia County, and the City of Daytona Beach to each fund $1,125,000 of the estimated $9,900,000 construction, engineering, and inspection costs for the Dunn Avenue extension project. The land sales were recorded at closing when the cash proceeds were received in full. The commitment to fund a portion of the construction costs was initially expected to be recorded as land development cost when incurred since the Company owned additional adjoining land benefitting from the expenditure. The $1,125,000 funding commitment was previously disclosed in the second quarter 2009 Form 10-Q and 2009 Form 10-K.

NOTE 2.    MODIFICATION OF AN ACCOUNTING TREATMENT (Continued)

Subsequent to June 30, 2009, the Company determined that the original accounting for these transactions was incorrect. The appropriate accounting would have been to record the road construction contribution, in the amount of $1,125,000, as a reduction of the land sales price during the second quarter of 2009. After evaluating the quantitative and qualitative aspects of the misstatement, in accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company determined the correction was not material to the quarters ended June 30, 2009 and 2010 and the year ended December 31, 2009. As a result, the accounting correction reduced revenues and profits from real estate sales by $1,125,000, in addition to reducing income tax expense and deferred taxes by $405,000, and was recorded in the second quarter of 2010. The adjustment had the effect of decreasing net income by $720,000 during the second quarter, equivalent to $0.13 per share.

NOTE 3.    DISCONTINUED OPERATIONS

During the fourth quarter of 2011, two income properties were classified as held for sale as we have an active program to market and sell the properties with a high probability that a sales transaction will occur within one year. A property classified as held for sale is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. During the period, we recorded a provision for impairment totaling $68,454 on the two properties.

Also during the period we sold the former Barnes & Noble property in Lakeland, Florida. This property had been vacant since the lease expired at the end of January 2010. Profits totaling $146,977 were recognized on the sales transaction

Operations from two investment properties classified as held for sale at December 31, 2011, plus the property, sold are reported as discontinued operations. Their respective results of operations have been reclassified as income from discontinued operations on our consolidated statements of operations. In accordance with FAS ASC 360, depreciation was discontinued once the properties were classified as held for sale.

The following is a summary of income from discontinued operations:

	Calendar Year
	2011	2010	2009
Leasing Revenue and Other Income	$718,138	$707,063	$969,023
Costs and Other Expenses	(174,357)	(174,360)	(115,889)

Income from Operations	543,781	532,703	853,134
Impairment Charges	(68,454)	—	—
Gain on Sale of Property	146,977	—	—

Income before Income Tax	622,304	532,703	853,134
Income Tax	(240,054)	(205,490)	(329,096)

Income from Discontinued Operations	$382,250	$327,213	$524,038

NOTE 4.    IMPAIRMENT OF LONG-LIVED ASSETS

During the third quarter of 2011, the Company recognized an impairment charge for its golf operations’ assets totaling $4,012,476. The fair market value of the property was determined to be $2,500,000 through a third party valuation specialist in the golf course industry. The impairment charge was taken as several facts and circumstances changed surrounding the property during the period, including the following:

•	The community master developer abandoned its property and vacated the development.

•	The national, state, and local economies, after showing earlier signs of recovery, weakened further during the period.

NOTE 4.    IMPAIRMENT OF LONG-LIVED ASSETS (Continued)

•

This economic slowdown is significantly impacted by the residential home market which is soft. The absence of significant residential home growth in and around LPGA International, as well as the Volusia and Flagler Counties’ market, significantly reduces the potential for increased golf play.

•

Fully developed lots within the community are being sold at low prices indicating that the product to be sold in the community will be sold to a first time home buyers’ market segment. This market segment is not expected to support the golf operations in the same manner as the premium priced market segment.

•

The Company had a change in management, who changed the asset’s estimated holding period. New management does not believe it is in the Company’s best interest to absorb the negative income and cash flow losses until the possibility of a turnaround in future years may be realized and made the decision that this is not a future core holding of the Company.

The Company also conducted an impairment analysis on approximately 300 acres of land. The analysis resulted in an impairment charge of $2,606,412. The charge represents the entire cost basis of the property as management has decided to abandon the property due to the high carrying costs associated with these parcels relative to the current market environment. During the third quarter 2011, several facts and circumstances changed surrounding the property, including the following:

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

The impairment analyses were conducted in accordance with the “Accounting for the Impairment or Disposal of Long-Lived Assets Topic of Financial Accounting Standards Board Accounting Standards Codification” (“FASB ASC”).

NOTE 5.    INVESTMENT SECURITIES

The Company held a portfolio of investment securities until they were fully liquidated in the fourth quarter of 2011. The Company accounted for investment securities in accordance with the “Accounting for Certain Investments in Debt and Equity Securities Topic of FASB ASC.” This standard requires classification of the investment portfolio into three categories: held to maturity, trading, and available for sale.

Until the decision was made to liquidate the investment securities portfolio, the Company classified as held to maturity those securities which the Company had the intent and ability to hold through their stated maturity date. Investment securities, which were classified as held to maturity, were carried at cost, adjusted for amortization of premiums, and accretion of discounts. Gains and losses were determined using the specific identification method.

Following is a table reflecting the sale of investment securities and losses recognized in the three years ended December 31, 2011:

	Year Ended December 31,
	2011	2010	2009
Proceeds from the Disposition of Investment Securities	$6,929,493	$5,903,865	$7,641,959
Cost Basis of Investment Securities Sold	(7,069,929)	(5,950,779)	(7,686,925)

Loss recognized in Statement of Operation on the Disposition of Investment Securities	$(140,436)	$(46,914)	$(44,966)

NOTE 5.    INVESTMENT SECURITIES (Continued)

Investment securities as of December 31, 2010, were as follows:

2010
Investments Held to Maturity
Debt Securities Issued by States and Political Subdivisions of States	$4,810,381
Preferred Stocks	129,244

Total Investments Held to Maturity	$4,939,625

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity securities by major security type and class of security at December 31, 2010, were as follows:

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010. The unrealized losses on investments in debt securities issued by states and political subdivisions of states were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company had the ability and intent to hold these investments until a market price recovery or maturity, these investments were not considered other-than-temporarily impaired.

	Less than 12 Months		12 Months or More		Total
Held at December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Issued by States and Political Subdivisions of States	$2,454,164	$17,807	$1,349,667	$68,019	$3,803,831	$85,826
Preferred Stocks	—	—	103,867	25,377	103,867	25,377

	$2,454,164	$17,807	$1,453,534	$93,396	$3,907,698	$111,203

At December 31, 2010, investment securities totaling $2,116,584, were pledged as collateral for a $1.6 million letter credit which guaranteed payment of leasehold improvements at the CVS store in Tallahassee, Florida. These leasehold improvements were made in exchange for a twenty-five year lease extension.

NOTE 6.    INCOME TAXES

The Company accounts for income taxes under the “Accounting for Income Taxes Topic of FASB ASC.”

The provisions for income tax benefit (expense) are summarized as follows:

	2011		2010		2009
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$241,987	$2,597,799	$979,770	$(561,921)	$130,522	$(195,969)
State	33,151	413,705	65,776	(26,792)	(6,760)	(42,712)

Total	$275,138	$3,011,504	$1,045,546	$(588,713)	$123,762	$(238,681)

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

The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows:

	DEFERRED TAX
	2011	2010
Deferred Tax Assets
Depreciation	$1,609,610	$1,575,923
Deferred Compensation	616,764	765,379
Charitable Contributions Carryforward	254,595	1,978,574
Interest Rate Swap	—	197,419
Deferred Lease Expense	1,462,797	1,410,303
Pension and Other Post Retirement Benefits	669,486	397,632
Stock Options	393,953	297,217
Impairment Reserves	2,553,236	—

Gross Deferred Tax Assets	7,560,441	6,622,447
Less-Valuation Allowance	(607,353)	(2,309,787)

Net Deferred Tax Assets	6,953,088	4,312,660

Deferred Tax Liabilities
Sales of Real Estate	(38,666,418)	(38,757,251)
Basis Difference in Joint Venture	(342,638)	(342,638)
Other—Net	(4,315)	(305,985)

Total Deferred Tax Liabilities	(39,013,371)	(39,405,874)

Net Deferred Tax Liability	$(32,060,283)	$(35,093,214)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2011 and 2010, we believe it is more likely than not that a portion of the Company’s deferred tax

NOTE 6.    INCOME TAXES (Continued)

assets will not be realized. A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion of all of the deferred tax assets will not be realized. As of December 31, 2011 and 2010, the valuation allowance was $607,353, and $2,309,787, respectively.

The valuation allowance is primarily related to charitable contribution carryforwards. The valuation allowance was decreased by $1,702,434 in 2011 with an increase of $216,406 in 2010. The change in valuation allowance in 2011 was due to the expiration of charitable contribution carryforwards, which had previously been reserved. The change in valuation allowance in 2010 was due to the modification of management’s projections of the utilization of the charitable contributions over the five-year carryforward period. Taxes related to the deduction for charitable contribution carryforwards, which expire in 2012, approximate $217,000, respectively.

Following is a reconciliation of the income tax computed at the federal statutory rate of 35% for 2011, 2010, and 2009:

	CALENDAR YEAR
	2011	2010	2009
Income Tax Benefit (Expense) Computed at Federal Statutory Rate	$2,931,279	$485,450	$(137,008)
Increase (Decrease) Resulting from:
State Income Tax, Net of Federal Income Tax Benefit	294,444	48,043	(16,868)
Tax Exempt Interest Income	55,922	71,799	83,161
Adjustment to Valuation Allowance	(28,810)	(216,406)	(49,797)
Other Reconciling Items	33,807	67,947	5,593

Benefit (Expense) for Income Taxes	$3,286,642	$456,833	$(114,919)

The Company files a consolidated income tax return in the United States Federal jurisdiction and the States of Florida, Georgia, and North Carolina. The Internal Revenue Service has audited the federal tax returns through the year 2006, with all proposed adjustments settled. The Company recognizes all potential accrued interest and penalties to unrecognized tax benefits in income tax expense. For the year ended December 31, 2011, the Company recognized no uncertain tax positions or accrued interest and penalties for uncertain tax positions.

Income taxes of $335,467 were paid in the year ended December 31, 2011.

NOTE 7.    LAND AND DEVELOPMENT COSTS

Land and development costs at December 31, 2011 and 2010, are summarized as follows:

	December 31,
	2011	2010
Undeveloped Land	$1,004,607	$1,004,607
Developed Land and Development Costs	26,821,317	26,042,710

	$27,825,924	$27,047,317

NOTE 8.    NOTES PAYABLE

Notes Payable consisted of the following:

	December 31,
	2011	2010
NOTES PAYABLE
Payable monthly based on 20-year amortization, interest floating based on the 30-day LIBOR Market Index rate plus 1.25%. Principal balance due July 2012 (See discussion of interest rate swap below)	$5,582,988	$5,923,507
LINE OF CREDIT
A line of credit totaling $25,000,000 at December 31, 2011, expiring June 27, 2014, with interest at the 30-day LIBOR Market Index rate plus 2.5%	9,683,726	—
A line of credit totaling $15,000,000 at December 31, 2010, with interest at the 30-day LIBOR Market Index rate plus 3.1%	—	9,325,741

	$15,266,714	$15,249,248

The required annual principal payments on notes payable are as follows:

Year Ending December 31,	Amount
2012	$5,582,988
2013	—
2014	9,683,726
2015	—
2016 and Thereafter	—

$15,266,714

The 30-day LIBOR Market Index Rate was approximately 0.295% at December 31, 2011.

On June 28, 2011, the Company amended the line of credit and loan agreement in order to among other things:

•	Increase the maximum loan amount to $25,000,000 from $15,000,000.

•	Add a first mortgage on 13 CVS and Walgreen properties in Florida and Georgia, owned by related entities of the borrower as loan security.

•	Change the maturity date of the loan to June 27, 2014.

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

NOTE 8.    NOTES PAYABLE (Continued)

The Company had letters of credit outstanding totaling $1,600,000 at December 31, 2010, with no letters of credit outstanding at December 31, 2011. The balance available to borrow on the line of credit was $15,316,274 and $5,674,259 at December 31, 2011 and 2010 respectively.

The Company was in compliance with all debt covenants in December 31, 2011.

During the fourth quarter of 2011, the Company terminated its interest rate swap agreement, which the Company had entered into on April 8, 2002, at a cost of $188,600. The interest rate swap agreement was entered into essentially to fix the interest rate on the $8,000,000 long-term financing, entered into on July 1, 2002, at 7.35%. Until its termination, the interest rate swap was accounted for as a cash flow derivative under the “Accounting Derivative Instruments and Certain Hedging Activities Topic of FASB ASC,” with the change in fair value of the interest rate swap, from its inception, resulting in the recording of an accrued liability of $511,779 at December 31, 2010, the cumulative change in fair value, net of applicable taxes, in the amount of $314,361 at December 31, 2010 had been recorded as accumulated other comprehensive loss, a component of shareholders’ equity.

On February 27, 2012, the Company closed on a new $46,000,000 unsecured revolving credit facility, replacing its existing $25,000,000 secured revolving line of credit and paying-off its existing term loan, which had a balance of $5,582,988 at December 31, 2011. The new credit facility matures in February 2015, with a Company option to extend one year. The interest rate on the facility ranges from LIBOR plus 175 basis points to LIBOR plus 250 basis points, based on the amount drawn on the facility. It also includes an accordion feature allowing the Company to increase the facility size to $75,000,000.

NOTE 9.    PENSION PLAN

The Company maintains a defined benefit plan for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on years of service and the average compensation for the five highest consecutive years during the final ten years of employment. The benefit formula generally provides for a life annuity benefit.

Effective December 31, 2011, the Company amended its Defined Benefit Pension Plan (the“Plan”) to freeze participants’ benefits with no future accruals after that date. Any current or future employee who is not a participant of the Plan on December 31, 2011 will not be eligible to enter the Plan. Although the Plan will remain active with no new entrants and no future accruals, the Company’s contribution level is expected to be reduced over time.

The Company uses a December 31 measurement date.

Following are the components of the Net Period Benefit Cost:

	December 31,
	2011	2010	2009
Service Cost	$298,378	$265,495	$355,211
Interest Cost	455,732	462,936	451,011
Expected Return on Plan Assets	(396,687)	(580,594)	(464,385)
Amortization of Unrecognized Transition Gain	(7,487)	(7,487)	(7,487)
Amortization of Unrecognized Prior Service Cost	21,218	21,218	21,218
Amortization of Net Loss from Earlier Periods	(129,257)	53,593	175,612

Net Periodic Benefit Cost	$241,897	$215,161	$531,180

NOTE 9.    PENSION PLAN (Continued)

The Company made contributions totaling $49,048 in 2011.

The change in projected benefit obligation is as follows:

	December 31,
	2011	2010
Benefit Obligation at Beginning of Year	$8,607,103	$8,106,316
Service Cost	298,378	265,495
Interest Cost	455,732	462,936
Actuarial (Gain) Loss	566,102	185,349
Benefits and Plan Expenses Paid	(537,825)	(412,993)
Curtailment	(79,905)	—

Benefit Obligation at End of Year	$9,309,585	$8,607,103

The change in plan assets is as follows:

	December 31,
	2011	2010
Fair Value of Plan Assets at Beginning of Year	$7,815,162	$6,728,597
Actual Return on Plan Assets	396,687	1,118,877
Employer Contribution	49,048	380,681
Plan Expenses Paid	(90,310)	(83,064)
Benefits Paid	(447,515)	(329,929)

Fair Value of Plan Assets at End of Year	$7,723,072	$7,815,162

The funded status of the pension obligation consists of the following:

	December 31,
	2011	2010
Estimated Pension Benefit Obligation
Accumulated Benefit Obligation	$(9,389,490)	$(8,305,256)
Additional Benefits Based on Estimated
Future Salary Levels	—	(301,847)
Effect of Curtailment	79,905	—

Projected Benefit Obligation	(9,309,585)	(8,607,103)
Fair Value of Plan Assets	7,723,072	7,815,162

Accrued Pension Liability	$(1,586,513)	$(791,941)

The actuarial assumptions made to determine the projected benefit obligation and the fair value of plan assets are as follows:

	December 31,
	2011	2010
Weighted Average Discount Rate	4.50%	5.50%
Weighted Average Asset Rate of Return	7.00%	8.50%
Compensation Scale	N/A	5.00%

NOTE 9.    PENSION PLAN (Continued)

The Company uses the “Citigroup Pension Liability Index” to determine the discount rate. The weighted average asset rate of return is primarily based on both historical and projected future returns of the portfolio as a whole.

OTHER PENSION PLAN DISCLOSURE INFORMATION

Amortization Periods:

The transition liability (asset) re-established on January 1, 2001, is being amortized in level amounts over 11.07 years. It was considered fully amortized as a result of the curtailment.

The excess of the unrecognized (gain) or loss (if any) over the larger of 10% of the projected benefit obligation or 10% of the market related value of assets is amortized in level amounts over 11.50 years.

The prior service cost re-established on January 1, 2001, is being amortized in level amounts over 11.07 years. It was considered fully amortized as a result of the curtailment.

The prior service cost established on January 1, 2002, is being amortized in level amounts over 11.67 years. It was considered fully amortized as a result of the curtailment.

Funding Policy:

Periodic employer contributions are made in conformance with minimum funding requirements and maximum deductible limitations.

Benefit Payments and Other Disbursements:

During the measurement period, disbursements from plan assets were as follows:

Benefit Payments	$447,515
Administrative Expenses	90,310

Total	$537,825

Unrecognized (Gain) or Loss:

The unrecognized (gain) or loss determined subsequent to last year’s measurement date is determined as follows:

Liability gain determined from the January 1, 2011 census and included in this year’s net periodic cost	$(115,552)
Asset loss occurring over the measurement period	151,739
Loss due to assumption changes effective as of December 31, 2011	681,654

Total unrecognized loss	$717,841

Plan Assets

The Company’s investment policy for pension funds is to achieve four major objectives as follows:

1)	Growth in the invested assets to maintain future purchasing power.

2)	Provide a stable, increasing stream of investment income to support needs.

3)	Ensure the preservation of asset values equal to or greater than the nominal book value of assets over the intermediate term or a complete economic cycle, whichever is longer.

4)	Maintain liquidity.

NOTE 9.    PENSION PLAN (Continued)

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

The plan’s weighted average asset allocations at December 31, 2011 and 2010 by asset category are as follows:

	December 31,
	2011	2010
Equity Securities	58%	57%
Fixed Income Securities	26%	30%
Cash and Money Market Funds	16%	13%

Total	100%	100%

The following is a table of the Fair Values of Plan Assets and Fair Value Measurements at December 31, 2011:

Asset Category	Total	Quoted Prices in Active Markets (Level 1 Inputs)
Cash and Cash Equivalents	$1,245,742	$1,245,742
Equity Securities	4,440,898	4,440,898
Fixed Income Securities	2,036,432	2,036,432

Total	$7,723,072	$7,723,072

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

Cash Flows:

Contributions

The Company makes periodic contributions in accordance with minimum funding requirements and maximum allowable deductions. It is estimated the 2012 contribution will be in the $300,000 to $350,000 range.

NOTE 9.    PENSION PLAN (Continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid.

Year Ending December 31,	Amount
2012	$568,100
2013	653,900
2014	658,000
2015	672,900
2016	684,300
2017-2021	3,551,800

The following assumptions have been made regarding estimated benefit payments:

All currently retired participants survive through 2021.

All currently active participants survive and retire on their normal retirement dates.

No additional benefits will accrue after December 31, 2011.

NOTE 10.    POST-RETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

The Company has a policy regarding post-retirement benefit programs for certain health care and life insurance benefits for eligible retired employees. All full-time employees became eligible to receive life benefits if they retire after reaching age 55 with 20 or more years of service, and supplemental medicare benefits if they reach age 65 and 20 years of service. The post-retirement health care plan is contributory with retiree contributions adjusted annually; the life insurance plan is non-contributory up to $5,000 of coverage.

The Company recognizes post-retirement expenses in accordance with the “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions Topic of FASB ASC,” which requires that expected costs of post-retirement benefits be charged to expense during the years the employees render service. The accrued post-retirement benefit cost reflected in the consolidated balance sheet in accrued liabilities at December 31, 2011 and 2010, was $207,319 and $204,709, respectively.

NOTE 11.    STOCK OPTION PLAN

Under the 2010 Consolidated-Tomoka Land Co. Equity Incentive Plan (the “2010 Plan”), the Company granted to certain key employees non-vested restricted stock where vesting is based upon the achievement of certain market conditions, which are defined as the Company’s total shareholder return as compared to the total shareholder return of certain peer groups during a five-year performance period.

The Company used a Monte Carlo simulation valuation model to determine the fair value of its market condition based awards. The determination of the fair value of market condition-based awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of awards, the relative performance of the Company’s stock price, and shareholder returns to those companies in its peer group, annual dividends, and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market conditions, provided the requisite service period is met.

NOTE 11.    STOCK OPTION PLAN (Continued)

A summary of activity during the twelve months ended December 31, 2011, is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wgt. Avg. Grant Date Fair Value
Outstanding at December 31, 2010	5,700	$22.80
Granted	6,450	23.42
Vested	—	—
Forfeited	(2,833)	23.13

Outstanding at December 31, 2011	9,317	$23.13

As of December 31, 2011, there was $167,692 of unrecognized compensation cost adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 3.9 years.

The weighted average grant date fair value of restricted shares of the 6,450 shares granted in 2011 and the 5,700 shares granted in 2010 was $23.42, respectively. There were no restricted shares granted in 2009.

In connection with the appointment of John P. Albright as President and Chief Executive Officer of the Company, the Company granted equity awards.

A summary of the activity for the new awards during the twelve months ended December 31, 2011, is presented below:

NON-QUALIFIED STOCK OPTION AWARD

	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	—	—
Granted	50,000	$28.90
Exercised	—	—
Expired	—	—

Outstanding at December 31, 2011	50,000	$28.90	9.58	—

Exercisable at December 31, 2011	—	—	—	—

As of December 31, 2011, there was $432,112 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a period of 2.6 years.

MARKET CONDITION INDUCEMENT GRANT OF RESTRICTED SHARES

	Shares	Wtd. Avg. Fair Value
Outstanding at December 31, 2010	—	—
Granted	96,000	$18.47
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2011	96,000	$18.47

NOTE 11.    STOCK OPTION PLAN (Continued)

As of December 31, 2011, there was $1,353,196 of unrecognized compensation cost adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 1.8 years.

Both the non-qualified stock option award and the restricted share award were determined to be equity-based awards under the “Share-Based Payment Topic of FASB ASC.”

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

A summary of share option activity under the 2001 Plan as of December 31, 2011, and changes during the year ended is presented below:

STOCK OPTIONS FOR THE YEAR ENDED DECEMBER 31, 2011

	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	254,000	$52.91
Granted	—	—
Exercised	(1,600)	31.64
Expired	(46,600)	52.72

Outstanding at December 31, 2011	205,800	$53.12	4.82	$52,820

Exercisable at December 31, 2011	163,640	$53.95	4.44	$52,820

STOCK APPRECIATION RIGHTS FOR THE YEAR ENDED DECEMBER 31, 2011

	Shares	Wtd. Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	254,000	$1.59
Granted	—	—
Exercised	(1,600)	0.57
Expired	(46,600)	1.22

Outstanding at December 30, 2011	205,800	$0.93	4.82	$28,442

Exercisable at December 30, 2011	163,640	$0.76	4.44	$28,442

NOTE 11.    STOCK OPTION PLAN (Continued)

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

The Company issues new, previously unissued, shares as options are exercised.

Following are assumptions used in determining the fair value of stock options and stock appreciation rights:

Assumptions at December 31,	2011	2010	2009
Expected Volatility	31.05%	32.20%	37.97%
Expected Dividends	.15%	.14%	.57%
Expected Term	2 years	3 years	4 years
Risk-Free Rate	.23%	1.16%	2.03%

In connection with the exercise of 1,600 option shares in 2011, 167 shares of stock were issued and 1,433 shares of stock were surrendered to relieve the stock option liability by $2,128. Cash proceeds of $3,378 were received on the exercise of stock options.

There were no stock options or stock appreciation rights granted under this plan in 2011 and 2010. The weighted-average grant date fair value of options granted during 2009 was $13.48. Stock appreciation rights granted during 2009, had weighted-average a fair value of $7.26. The total intrinsic value of options exercised for the year ended December 31, 2011, 2010, and 2009 was $2,128, $17,724, and $11,632, respectively. Stock appreciation rights exercised during the years ended December 31, 2011, 2010, and 2009 had intrinsic values of $909, $7,533, and $3,878, respectively.

There were 23,000 stock options which expired in 2009 with a weighted average exercise price of $61.32. The corresponding 23,000 stock appreciation rights, which had a weighted average fair value of $2.41, also expired in 2009.

As of December 31, 2011, there was $60,902 unrecognized compensation related to stock options and stock appreciation rights under the 2001 Plan, which will be recognized over a weighted average period of 1.8 years.

The total fair value of shares vested during the three years ended December 31, 2011 were $71,870, $139,857, and $368,224, respectively.

The liability for stock options and stock appreciation rights valued at fair value, reflected on the consolidated balance sheet at December 31, 2011 and 2010, was $484,488 and $761,827, respectively.

Amounts recognized in the financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Year Ended December 31,
	2011	2010	2009
Total Cost of Share-Based Plans Charged Against
Income (Added To) Before Tax Effect	$253,812	$(632,894)	$253,425

Income Tax Expense (Benefit)
Recognized in Income	$(97,908)	$244,139	$(97,759)

NOTE 12.    COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined based on the assumption of the conversion of stock options using the treasury stock method at average market prices for the periods.

	Calendar Year
	2011	2010	2009
Income Available to Common Shareholders:
Income (Loss) from Continuing Operations	$(5,088,441)	$(906,800)	$276,532
Discontinued Operations	382,250	303,846	524,038

Net Income (Loss)	$(4,706,191)	$(602,954)	$800,570

Weighted Average Shares Outstanding	5,724,147	5,723,795	5,724,067
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	—	—	—

Total Shares Applicable to Diluted Earnings Per Share	5,724,147	5,723,795	5,724,067

Per Share Information:
Basic Net Income (Loss) Per Share
Income (Loss) from Continuing Operations	$(0.89)	$(0.16)	$0.05
Discontinued Operations	0.07	0.05	0.09

Net Income (Loss)	$(0.82)	$(0.11)	$0.14

Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$(0.89)	$(0.16)	$0.05
Discontinued Operations	0.07	0.05	0.09

Net Income (Loss)	$(0.82)	$(0.11)	$0.14

No impact was considered on the conversion of stock options during 2011, 2010, and 2009 as the effect would be antidilutive. The number of anti-dilutive common shares for 2011, 2010, and 2009 were 205,113; 202,037; and 171,375, respectively.

NOTE 13.    COMMITMENTS AND CONTINGENCIES

The Company leases, as lessee, certain equipment, land, and improvements under operating leases.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2011, are summarized as follows:

Year Ending December 31,	Amounts
2012	$682,667
2013	726,035
2014	632,598
2015	632,600
2016	532,421
2017 and thereafter (cumulative)	2,833,333

Total	$6,039,654

NOTE 13.    COMMITMENTS AND CONTINGENCIES (Continued)

Rental expense under all operating leases amounted to $902,414, $879,028, and $1,085,741, for the years ended December 31, 2011, 2010, and 2009, respectively.

Additionally, the Company, as lessor, leases certain land, buildings, and improvements under operating leases.

Minimum future rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2011, are summarized as follows:

Year Ending December 31,	Amounts
2012	$9,584,089
2013	9,636,177
2014	9,665,225
2015	9,312,005
2016	8,804,863
2017 and thereafter (cumulative)	162,973,234

Total	$209,975,593

In December 2008, Wintergreen Advisers, LLC (“Wintergreen”), a Delaware limited liability company and the largest shareholder of the Company, filed a Verified Application for Court Ordered Inspection of the Company’s business records in the Circuit Court for the Seventh Judicial Circuit for Volusia County, Florida. Following a hearing on this matter, the trial court entered a Final Order Partially Granting and Partially Denying Wintergreen’s Verified Application in May 2010. Wintergreen subsequently appealed this matter to Florida Fifth District Court of Appeal, which affirmed the trial court’s decision and in January 2012 denied a motion for rehearing. On March 2, 2012, the Company and Wintergreen reached a resolution and the Company considers this matter to be concluded.

In September 2010, St. Johns River Water Management District (the “District”) served the Company with an administrative complaint in connection with certain Company agricultural operations. The complaint alleges that the Company constructed and operated a surface water management system without the proper permit. The Company disagreed with the District’s assertions in the complaint and requested an administrative hearing originally scheduled for late March 2011, which was subsequently rescheduled for July 2011. Due to proposed legislation involving the agricultural exemption, the parties agreed to place this matter in abeyance. The legislation, which passed and was made effective July 1, 2011, clarifies the application of the agricultural exemption to certain agricultural activities.

It also provided that, in the event of a dispute between the District and a landowner as to whether the agricultural exemption is applicable to particular activities, either party could request a binding determination by the Florida Department of Agriculture and Consumer Services (“DACS”). Since the new law was applicable retroactively, the case continued in abeyance until the facts of the case could be assessed in context with the new law. The District has since elected to have a determination made by DACS and made its request for a binding determination on January 31, 2012. The parties were required to file a status report with the Court on February 17, 2012. On February 16, 2012, the parties filed a joint motion for extension of abeyance, which was granted on February 17, 2012. The parties are to confer and advise the court of the status of this matter no later than May 15, 2012. While it is too early to evaluate a potential outcome, the Company does not believe the resolution of this matter will have a material adverse effect on the Company’s net income or financial condition.

On November 21, 2011, the Company (and its affiliates, Indigo Mallard Creek LLC and Indigo Development LLC) was served with pleadings for a highway condemnation action for the Harris Teeter income property located in Charlotte, North Carolina. As a result of the accompanying road modifications, an all-access

NOTE 13.    COMMITMENTS AND CONTINGENCIES (Continued)

intersection with a traffic signal at Mallard Creek Road will be modified to a right-in/right-out only access. Harris Teeter, as the tenant under the lease for this property, recently notified the Company that it believes the loss of the all-access intersection materially adversely affects its business at this location. According to Harris Teeter’s interpretation of the lease, this allows it the right to terminate the lease, which it anticipates would occur immediately preceding construction commencement (which Harris Teeter estimates to be approximately July 31, 2012). The Company does not agree with Harris Teeter’s position in this matter and has engaged North Carolina counsel to represent its interests in both the condemnation proceedings and the tenant matter.

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of our business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

NOTE 14.    BUSINESS SEGMENT DATA

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

NOTE 14.    BUSINESS SEGMENT DATA (Continued)

Information about the Company’s operations in different segments for each of the three years ended December 31, is as follows (amounts in thousands):

	Calendar Year
	2011	2010	2009
Revenues:
Real Estate	$547	$(933)	$2,634
Income Properties	9,035	8,987	8,601
Golf	4,661	4,474	4,724
General, Corporate, and Other	459	176	231

	$14,702	$12,704	$16,190

Income (Loss) from Continuing Operations before Income Tax:
Real Estate	$(3,614)	$(2,247)	$1,379
Income Properties	6,535	6,567	6,446
Golf	(5,666)	(1,969)	(1,920)
General, Corporate, and Other	(5,630)	(3,738)	(5,513)

	$(8,375)	$(1,387)	$392

Identifiable Assets:
Real Estate	$45,314	$44,568	$41,255
Income Properties	116,944	116,329	117,551
Golf	2,858	6,888	7,349
General, Corporate, and Other	5,150	9,974	10,420

	$170,266	$177,759	$176,575

Depreciation and Amortization:
Real Estate	$176	$313	$417
Income Properties	1,895	1,850	1,778
Golf	360	491	488
General, Corporate, and Other	81	73	89

	$2,512	$2,727	$2,772

Capital Expenditures:
Real Estate	$543	$810	$1,301
Income Properties	2,364	482	2,116
Golf	267	80	49
General, Corporate, and Other	23	—	21

	$3,197	$1,372	$3,487

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

QUARTERLY FINANCIAL DATA

(UNAUDITED)

	March 31		June 30		September 30		December 31
	2011	2010	2011	2010	2011	2010	2011	2010
	$	$	$	$	$	$	$	$
Income
Real Estate Operations:
Real Estate Sales
Sales and Other Income	69,824	53,554	67,502	(1,071,704)	68,496	34,969	340,762	50,512
Costs and Other Expenses	(318,093)	(244,992)	(370,628)	(279,184)	(396,251)	(436,647)	(469,276)	(353,764)
Impairment Charges	—	—	—	—	(2,606,412)	—	—	—

	(248,269)	(191,438)	(303,126)	(1,350,888)	(2,934,167)	(401,678)	(128,514)	(303,252)

Income Properties
Leasing Revenues and Other Income	2,208,209	2,250,864	2,227,488	2,236,035	2,284,241	2,263,829	2,315,432	2,236,043
Costs and Other Expenses	(609,752)	(557,615)	(613,778)	(587,006)	(613,691)	(591,750)	(662,860)	(682,791)

	1,598,457	1,693,249	1,613,710	1,649,029	1,670,550	1,672,079	1,652,572	1,553,252

Golf Operations
Sales and Other Income	1,373,576	1,168,881	1,347,704	1,295,544	838,646	899,209	1,100,876	1,109,795
Costs and Other Expenses	(1,634,160)	(1,530,420)	(1,759,244)	(1,690,635)	(1,388,206)	(1,533,710)	(1,533,270)	(1,687,938)
Impairment Charges	—	—	—	—	(4,012,476)	—	—	—

	(260,584)	(361,539)	(411,540)	(395,091)	(4,562,036)	(634,501)	(432,394)	(578,143)

Total Real Estate Operations	1,089,604	1,140,272	899,044	(96,950)	(5,825,653)	635,900	1,091,664	671,857
Profit on Sales of Other Real Estate Interests	0	12,825	1,500	0	8,750	0	11,750	6,400
Interest and Other Income	175,211	54,239	83,007	56,670	86,210	30,003	92,963	16,002

	1,264,815	1,207,336	983,551	(40,280)	(5,730,693)	665,903	1,196,377	694,259
General and Administrative Expenses	(1,792,613)	(1,205,947)	(644,502)	(1,006,653)	(1,357,749)	(1,088,344)	(2,294,269)	(613,274)

Income (Loss) from Continuing Operations Before Income Taxes	(527,798)	1,389	339,049	(1,046,933)	(7,088,442)	(422,441)	(1,097,892)	80,985
Income Taxes	192,991	2,464	(95,758)	380,256	2,778,395	159,586	411,014	(85,473)

Income (Loss) from Continuing Operations	(334,807)	3,853	243,291	(666,677)	(4,310,047)	(262,855)	(686,878)	(4,488)
Income from Discontinued Operations	75,902	73,966	75,491	73,506	92,055	85,862	138,802	93,879

Net Income (Loss)	(258,905)	77,819	318,782	(593,171)	(4,217,992)	(176,993)	(548,076)	89,391

Per Share Information:
Income (Loss) from Continuing Operations	$(0.06)	$0.00	$0.04	$(0.11)	$(0.75)	$(0.05)	$(0.12)	$(0.00)
Income from Discontinued Operations	$0.01	$0.01	$0.02	$0.01	$0.02	$0.01	$0.02	$0.02
Net Income (Loss)	$(0.05)	$0.01	$0.06	$(0.10)	$(0.73)	$(0.04)	$(0.11)	$0.02

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2011

	Initial Cost to Company		Buildings & Improvements	Costs Capitalized Subsequent to Acquisition
Description	Encumbrances	Land		Improvements	Carrying Costs
		$	$	$	$
Income Properties:
CVS, Tallahassee, FL	1,246,828	590,800	1,595,000	1,485,878	0
CVS, Sanford, FL	1,274,535	1,565,176	1,890,671	0	0
Barnes & Noble, Daytona Beach, FL	0	1,798,600	3,803,000	0	0
CVS, Clermont, FL	997,462	1,493,985	1,452,823	0	0
CVS, Sebring, FL	0	1,312,472	1,722,559	0	0
CVS, Melbourne, FL	0	1,567,788	919,186	0	0
CVS, Sanford, FL	0	2,345,694	1,275,625	0	0
CVS, Sebastian, FL	969,755	2,205,708	1,288,995	0	0
Walgreen, Palm Bay, FL	1,385,364	1,102,640	3,157,360	0	0
Walgreen, Kissimmee, FL	997,462	1,327,847	1,770,986	0	0
Walgreen, Orlando, FL	1,108,291	2,280,841	1,148,507	0	0
Walgreen, Clermont, FL	1,246,828	3,021,665	1,269,449	0	0
Walgreen, Apopka, FL	1,080,584	2,390,532	1,354,080	0	0
Walgreen, Alpharetta, GA	1,385,364	3,265,623	1,406,160	0	0
Lowe’s, Lexington, NC	0	5,048,640	4,548,880	0	0
RBC Centura Bank, Alpharetta, GA	0	3,402,926	426,100	0	0
RBC Centura Bank, Altamonte Springs, FL	0	3,435,502	410,961	0	0
CVS, Vero Beach, FL	1,274,535	3,113,661	1,312,235	0	0
RBC Centura Bank, Orlando, FL	0	2,875,052	418,992	0	0
CVS, Clermont, FL	1,080,584	2,414,044	1,575,184	0	0
Best Buy, McDonough, GA	0	2,622,682	3,150,000	0	0
Dick’s Sporting Goods, McDonough, GA	0	3,934,022	4,725,000	0	0
Harris Teeter Supermarket, Charlotte, NC	0	5,601,837	3,409,339	0	0
Walgreen, Powder Springs, GA (2)	1,219,122	2,668,255	1,406,160	0	0
Northern Tool & Equipment, Ashville, NC (2)	0	2,535,926	1,345,200	0	0
Mason Commerce Center, Daytona Beach, FL	0	132,609	2,554,055	1,487,260	0
1616 Concierge Office Building, Daytona Beach, FL	0	293,872	2,862,171	0	0
Agricultural Lands & Subsurface Interests	0	4,203,083	0	10,439,413	466,801

	15,266,714	68,551,482	52,198,678	13,412,551	466,801

SCHEDULE III (Continued)

Gross Amount at Which

Carried at Close of Period

	Land and Improvements	Buildings	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Depr Life
	$	$	$	$
Income Properties:
CVS, Tallahassee, FL	1,411,550	2,260,128	3,671,678	451,648	N/A	12/13/00	40 Yrs.
CVS, Sanford, FL	1,565,176	1,890,671	3,455,847	480,546	N/A	11/15/01	40 Yrs.
Barnes & Noble, Daytona Beach, FL	1,798,600	3,803,000	5,601,600	1,045,825	N/A	01/11/01	40 Yrs.
CVS, Clermont, FL	1,493,985	1,452,823	2,946,808	331,659	N/A	11/22/02	40 Yrs.
CVS, Sebring, FL	1,312,472	1,722,559	3,035,031	383,987	N/A	02/04/03	40 Yrs.
CVS, Melbourne, FL	1,567,788	919,186	2,486,974	202,987	N/A	03/05/03	40 Yrs.
CVS, Sanford, FL	2,345,694	1,275,625	3,621,319	256,759	N/A	09/17/03	40 Yrs.
CVS, Sebastian, FL	2,205,708	1,288,995	3,494,703	247,685	N/A	04/23/04	40 Yrs.
Walgreen, Palm Bay, FL	1,102,640	3,157,360	4,260,000	835,385	N/A	06/12/01	40 Yrs.
Walgreen, Kissimmee, FL	1,327,847	1,770,986	3,098,833	394,782	N/A	02/12/03	40 Yrs.
Walgreen, Orlando, FL	2,280,841	1,148,507	3,429,348	256,021	N/A	02/13/03	40 Yrs.
Walgreen, Clermont, FL	3,021,665	1,269,449	4,291,114	240,666	N/A	05/27/04	40 Yrs.
Walgreen, Apopka, FL	2,390,532	1,354,080	3,744,612	262,353	N/A	03/29/04	40 Yrs.
Walgreen, Alpharetta, GA	3,265,623	1,406,160	4,671,783	272,444	N/A	03/31/04	40 Yrs.
Lowe’s, Lexington, NC	5,048,640	4,548,880	9,597,520	786,577	N/A	01/20/05	40 Yrs.
RBC Centura Bank, Alpharetta, GA	3,402,926	426,100	3,829,026	70,129	N/A	05/25/05	40 Yrs.
RBC Centura Bank, Altamonte Springs, FL	3,435,502	410,961	3,846,463	68,494	N/A	05/12/05	40 Yrs.
CVS, Vero Beach, FL	3,113,661	1,312,235	4,425,896	215,972	N/A	06/02/05	40 Yrs.
RBC Centura Bank, Orlando, FL	2,875,052	418,992	3,294,044	67,213	N/A	08/15/05	40 Yrs.
CVS, Clermont, FL	2,414,044	1,575,184	3,989,228	239,559	N/A	12/15/05	40 Yrs.
Best Buy, McDonough, GA	2,622,682	3,150,000	5,772,682	439,688	N/A	06/15/06	40 Yrs.
Dick’s Sporting Goods, McDonough, GA	3,934,022	4,725,000	8,659,022	659,530	N/A	06/15/06	40 Yrs.
Harris Teeter Supermarket, Charlotte, NC	5,601,837	3,409,339	9,011,176	319,625	N/A	04/17/08	40 Yrs.
Walgreen, Powder Springs, GA (2)	2,644,829	1,406,160	4,050,989	272,444	N/A	03/31/07	40 Yrs.
Northern Tool & Equipment, Ashville, NC (2)	2,490,898	1,345,200	3,836,098	221,398	N/A	05/25/05	40 Yrs.
Mason Commerce Center, Daytona Beach, FL	132,609	4,041,315	4,173,924	364,169	09/01/08	N/A	40 Yrs.
1616 Concierge Office Building, Daytona Beach, FL	293,872	2,862,171	3,156,043	259,290	7/1/09	N/A	40 Yrs.
Agriculture Lands & Subsurface Interests	15,109,297	0	15,109,297	442,519	Various	N/A

(1)	80,209,992	54,351,066	134,561,058	10,089,354

SCHEDULE III (Continued)

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2011

	2011	2010	2009
	$	$	$
Cost:
Balance at Beginning of Year	134,705,516	133,760,110	129,160,925
Additions and Improvements	3,050,496	945,406	4,599,185
Adjust to Fair Value	(68,454)	—	—
Cost of Real Estate Sold	(3,126,500)	—	—

Balance at End of Year	134,561,058	134,705,516	133,760,110

	$	$	$
Accumulated Depreciation:
Balance at Beginning of Year	9,136,562	7,708,823	6,353,151
Depreciation and Amortization	1,470,947	1,427,739	1,355,672
Depreciation on Real Estate Sold	(518,155)	—	—

Balance at End of Year	10,089,354	9,136,562	7,708,823

(1)	Reconciliation to Consolidated Balance Sheet at December 31, 2011

Land, Timber, and Subsurface Interests	$15,109,298
Income Properties: Land, Buildings, and Improvements	111,564,673

126,673,971
(2) Assets Classified as Held for Sale on Balance Sheet	7,887,087

Total Per Schedule	$134,561,058