Form 10-Q
period 2012-03-31
CONSOLIDATED TOMOKA LAND CO
filed 2012-05-09
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “smaller reporting company,” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

Class of Common Stock Outstanding May 01, 2012 $1.00 par value 5,846,342

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2012	December 31, 2011
ASSETS
Cash	$1,676,919	$6,174
Restricted Cash	2,779,511	2,779,511
Refundable Income Taxes	—	399,905
Land and Development Costs	27,858,696	27,825,924
Intangible Assets	3,474,689	3,572,096
Assets Held for Sale	7,694,710	7,694,710
Other Assets	8,443,413	8,023,872

	51,927,938	50,302,192

Property, Plant, and Equipment:
Land, Timber, and Subsurface Interests	15,118,781	15,109,298
Golf Buildings, Improvements, and Equipment	2,535,294	2,535,294
Income Properties, Land, Buildings, and Improvements	111,564,674	111,564,673
Other Furnishings and Equipment	2,048,046	2,320,766

Total Property, Plant, and Equipment	131,266,795	131,530,031
Less, Accumulated Depreciation and Amortization	(11,734,101)	(11,566,420)

Net - Property, Plant, and Equipment	119,532,694	119,963,611

TOTAL ASSETS	$171,460,632	$170,265,803

LIABILITIES
Accounts Payable	$443,808	$385,685
Accrued Liabilities	6,844,815	7,317,676
Accrued Stock Based Compensation	384,748	484,489
Pension Liability	1,373,971	1,586,513
Income Taxes Payable	119,860	—
Deferred Income Taxes	32,074,964	32,060,283
Notes Payable	16,226,849	15,266,714

TOTAL LIABILITIES	57,469,015	57,101,360

Commitments and Contingencies	—	—

SHAREHOLDERS’ EQUITY
Common Stock	5,725,442	5,724,147
Additional Paid in Capital	6,029,032	5,697,554
Retained Earnings	103,366,568	102,872,167
Accumulated Other Comprehensive Loss	(1,129,425)	(1,129,425)

TOTAL SHAREHOLDERS’ EQUITY	113,991,617	113,164,443

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$171,460,632	$170,265,803

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended
	March 31, 2012	March 31, 2011
Real Estate Operations:
Real Estate
Revenues	$1,073,720	$69,824
Costs and Other Expenses	(293,837)	(318,093)

	779,883	(248,269)

Income Properties
Revenues	2,339,023	2,208,209
Costs and Other Expenses	(654,589)	(609,752)

	1,684,434	1,598,457

Golf Operations
Revenues	1,329,579	1,373,576
Costs and Other Expenses	(1,504,989)	(1,634,160)

	(175,410)	(260,584)

Total Real Estate Operations	2,288,907	1,089,604
Interest and Other Income	112,889	175,211

	2,401,796	1,264,815
General and Administrative Expenses	(1,520,241)	(1,792,613)
Loss on Early Extinguishment of Debt	(245,726)	—

Income (Loss) from Continuing Operations Before Income Taxes	635,829	(527,798)
Income Taxes	(243,096)	192,991

Income (Loss) from Continuing Operations	392,733	(334,807)
Income from Discontinued Operations (net of tax)	101,668	75,902

Net Income (Loss)	$494,401	$(258,905)

Basic and Diluted Per Share Information:
Income (Loss) from Continuing Operations	$0.07	$(0.06)
Income from Discontinued Operations (net of tax)	$0.02	$0.01

Net Income (Loss) Per Share	$0.09	$(0.05)

Dividends Per Share	$0.00	$0.01

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(Unaudited) Three Months Ended
	March 31, 2012	March 31, 2011
Net Income (Loss)	$494,401	$(258,905)

Other Comprehensive Income
Cash Flow Derivative (net of tax of $30,932)	—	49,254

Total Other Comprehensive Income, Net of Tax	—	49,254

Total Comprehensive Income (Loss)	$494,401	$(209,651)

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2011	$5,724,147	$5,697,554	$102,872,167	$(1,129,425)	$113,164,443
Net Income	—	—	494,401	—	494,401
Exercise of Stock Options	1,295	36,234	—	—	37,529
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	295,244	—	—	295,244

Balance March 31, 2012	$5,725,442	$6,029,032	$103,366,568	$(1,129,425)	$113,991,617

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended
	March 31, 2012	March 31, 2011
Cash Flow from Operating Activities
Net Income (Loss)	$494,401	$(258,905)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used In) Operating Activities:
Depreciation and Amortization	537,808	658,268
Gain on Disposition of Property, Plant, and Equipment	(85,000)	(91,300)
Deferred Income Taxes	14,681	(117,955)
Non-Cash Compensation	250,025	449,153
Decrease (Increase) in Assets:
Refundable Income Taxes	399,905	29,351
Land and Development Costs	(32,772)	(49,579)
Other Assets	(419,541)	235,077
(Decrease) Increase in Liabilities:
Accounts Payable	58,123	(854,006)
Income Taxes Payable	119,860	—
Accrued Liabilities and Accrued Stock Based Compensation	(704,485)	(321,159)

Net Cash Provided by (Used in) Operating Activities	633,005	(321,055)

Cash Flow From Investing Activities:
Acquisition of Property, Plant, and Equipment	(9,484)	(364,509)
Proceeds from Calls or Maturities of Investment Securities	—	725,741
Acquisition of Investment Securities	—	(607,995)
Proceeds from Disposition of Property, Plant, and Equipment	85,000	91,300

Net Cash Provided by (Used In) Investing Activities	75,516	(155,463)

Cash Flow from Financing Activities:
Proceeds from Notes Payable	17,115,849	2,535,000
Payments on Notes Payable	(16,155,714)	(2,220,061)
Cash Proceeds from Exercise of Stock Options	2,089	—
Dividends Paid	—	(57,240)

Net Cash Provided by Financing Activities	962,224	257,699

Net Increase (Decrease) in Cash	1,670,745	(218,819)
Cash, Beginning of Year	6,174	337,617

Cash, End of Period	$1,676,919	$118,798

Income taxes of $227,500 and $33,000 were refunded in the first three months of 2012 and 2011, respectively.

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS

Description of Business

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. (“CTLC”) together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own, acquire and, manage commercial real estate properties in four states in the U.S., with two self developed properties located in Florida. We also own and manage a land portfolio, in excess of 11,000 acres in Florida, of which approximately 9,700 acres are located within and form a substantial portion of the western boundary of the City of Daytona Beach and are well-located near central Florida’s Interstate 4 corridor and along both sides of Interstate 95. We also have golf course operations, conduct agricultural operations on Company owned land, and own and manage subsurface oil and mineral rights. The results of our agricultural and subsurface leasing operations are included in Real Estate Operations on our consolidated statement of operations. Our agricultural operations consist of growing, managing, and selling timber and hay on approximately 9,700 acres of our land portfolio. Our operations and land portfolio are predominantly located in Volusia County, Florida, with income properties located in Colorado, Florida, Georgia, and North Carolina.

Interim Financial Information

The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures, which are normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, have been omitted pursuant to those rules and regulations. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of operations for the interim periods. The consolidated format is designed to be read in conjunction with our last annual report on Form 10-K. For further information, refer to the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Any real estate entities or properties included in the consolidated financial statements have been consolidated only for the periods that such entities or properties were owned or under control by us. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

Use of Estimates in Preparation of Financial Statements

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

The results of operations for the First Quarter of 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

NOTE 2. DISCONTINUED OPERATIONS

Two income properties are classified as held for sale as we have an active program to market and sell the properties with a high probability that a sales transaction will occur within one year. A property classified as held for sale is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. Also, during the fourth quarter of 2011, we sold the former Barnes & Noble property in Lakeland, Florida (“Lakeland Property”). This property had been vacant since the lease expired at the end of January 2011.

Operations from two investment properties classified as held for sale at March 31, 2012, plus the Lakeland Property, which was sold in the fourth quarter 2011, are reported as discontinued operations. Their respective results of operations have been reclassified as income from discontinued operations on our consolidated statements of operations. In accordance with FAS ASC 360, depreciation was discontinued once the properties were classified as held for sale.

The following is a summary of income from discontinued operations:

	Three Months Ended
	March 31, 2012	March 31, 2011
Leasing Revenue and Other Income	$165,516	$165,516
Costs and Other Expenses	—	(41,948)

Income from Operations before Income Tax	165,516	123,568
Income Tax	(63,848)	(47,666)

Income from Discontinued Operations	$101,668	$75,902

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company accounts for financial instruments as required by the “Fair Value Measurements and Disclosure Topic of FASB ASC.” The carrying amounts of the Company’s financial assets and liabilities, including cash, restricted cash, accounts receivable, and accounts payable, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s notes payable approximates fair value since the notes are at variable rates, which approximate current market rates for notes with similar risks and maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

NOTE 4. COMMON STOCK AND EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share was computed by dividing net Income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted income (loss) per common share is based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

	Three Months Ended
	March 31, 2012	March 31, 2011
Income (Loss) Available to Common Shareholders:
Income (Loss) from Continuing Operations	$392,733	$(334,807)
Income from Discontinued Operations	101,668	75,902

Net Income (Loss)	$494,401	$(258,905)

Weighted Average Shares Outstanding	5,725,086	5,723,980
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	—	—

Total Shares Applicable to Diluted Earnings (Loss)	5,725,086	5,723,980

Basic and Diluted Per Share Information:
Income (Loss) from Continuing Operations	$0.07	$(0.06)
Income from Discontinued Operations	0.02	0.01

Net Income (Loss)	$0.09	$(0.05)

No impact was considered on the conversion of stock options during the 2012 and 2011 periods as the effect would be anti-dilutive.

NOTE 5. PENSION PLAN

The Company has funded a non-contributory, Defined Benefit Pension Plan (the “Plan”) covering all eligible employees. Effective December 31, 2011, the Company amended the Plan to freeze participant benefits with no future accrual after that date. Any current or future employee who was not a participant of the Plan on December 31, 2011, will not be eligible to enter the Plan. Although the Plan will remain active with no new entrants and no future accruals, the Company’s contribution level is expected to be reduced over time. The contribution to the Plan in 2012 is expected to be approximately $330,000.

Following are the components of the Net Periodic Benefit Cost:

	Three Months Ended
	March 31, 2012	March 31, 2011
Service Cost	$23,594	$74,595
Interest Cost	101,672	113,933
Expected Return on Plan Assets	(135,492)	(166,487)
Net Amortization	17,425	9,053

Net Periodic Benefit Cost	$7,199	$31,094

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

NOTE 6. NOTES PAYABLE

On February 27, 2012, the Company entered into a new Credit Agreement (the “Agreement”) with Bank of Montreal (“BMO”) as Administrative Agent, Letter of Credit Issuer, and a Lender. The Agreement consists of a $46.0 million revolving credit facility with a maturity date of February 27, 2015 (the “Credit Facility”). The indebtedness outstanding under the Agreement accrues interest at a rate ranging from the 30-day London Interbank Offer Rate (“LIBOR”) plus 175 basis points to LIBOR plus 250 basis points based on the amount drawn on the facility. This facility also includes an accordion feature allowing the Company to increase the facility size to $75 million. The credit facility is unsecured and is guaranteed by certain subsidiaries of the Company.

The Agreement contains restrictive covenants, customary for this type of transaction, including, but not limited to, limitations on the Company’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. In addition, the Company is subject to various financial maintenance covenants, including, but not limited to, a maximum indebtedness ratio, a maximum secured indebtedness ratio, and a minimum fixed charge coverage ratio. The Agreement also contains affirmative covenants and events of default, including, but not limited to, a cross default to the Company’s other indebtedness and the occurrence of a change of control. The Company’s failure to comply with these covenants or the occurrence of an event of default could result in acceleration of the Company’s debt and other financial obligations under the Agreement.

The Credit Facility replaces the $25.0 million revolving credit facility with SunTrust Bank, which had a maturity date of June 27, 2014. Additionally, funds from the initial disbursement of the Credit Agreement were used to pay-off the approximate $5.5 million term loan with SunTrust Bank, which had a maturity date of July 1, 2012. The indebtedness under the prior SunTrust revolving credit facility and term loan were secured by certain assets of the Company. The Company wrote-off $245,726 of deferred loan costs in the first quarter of 2012 on this early extinguishment of debt.

Notes payable consist of the following:

	March 31, 2012
	Total	Due Within One Year
$46 Million Credit Facility	$16,226,849	$—

	$16,226,849	$—

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending March 31,
2013	$—
2014	—
2015	16,226,849
2016	—
2017 and Thereafter	—

$16,226,849

For the first three-months of 2012, interest expensed was $150,229 with interest totaling $115,440 paid during the period. No interest was capitalized during the first three months of 2012.

For the first three months of 2011, interest expensed was $188,350, net of $5,758 interest capitalized during the period, with interest totaling $194,108 paid during the period.

The Company is in compliance with all of its debt covenants as of March 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

NOTE 7. STOCK-BASED COMPENSATION

Under the 2010 Consolidated-Tomoka Land Co. Equity Incentive Plan (the “2010 Plan”), the Company granted to certain key employees non-vested restricted stock with vesting based upon the achievement of specified market conditions, which are defined as the Company’s total shareholder return as compared to the total shareholder return of certain peer groups during a five-year performance period.

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

A summary of activity during the three months ended March 31, 2012 is presented below:

Market Condition Non-Vested Restricted Shares

	Shares	Wgt. Avg. Grant Date Fair Value
Outstanding at December 31, 2011	9,317	$23.13
Granted	—	—
Vested	—	—
Forfeited	(1,417)	23.13

Outstanding at March 31, 2012	7,900	$23.13

As of March 31, 2012, there was $133,058 of unrecognized compensation cost adjusted for estimated forfeitures related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 3.6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

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

•

Restricted Share Award: An “inducement” grant of 96,000 shares of restricted Company common stock outside of the 2010 Plan was awarded to Mr. Albright pursuant to the Consolidated-Tomoka Land Co. Restricted Share Award Agreement (the “Restricted Share Award Agreement”) between the Company and Mr. Albright. The restricted shares will vest in six increments of 16,000 shares each based upon the price per share of Company common stock during the term of Mr. Albright’s employment (or within 60 days after termination of his employment by the Company without cause), meeting or exceeding the target trailing 60-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of the restricted stock.

Both the Stock Option Award and the Restricted Share Award were determined to be equity-based awards under the Share-Based Payment Topic of FASB ASC.

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

A summary of the activity for both awards during the three months ended March 31, 2012, is presented below:

NON-QUALIFIED STOCK OPTION AWARD

	Shares	Wtd Avg Ex Price	Wtd Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	50,000	$28.90
Granted	—	—
Exercised	—	—
Expired	—	—

Outstanding at March 31, 2012	50,000	$28.90	9.33	—

Exercisable at March 31, 2012	—	—	—	—

As of March 31, 2012, there was $390,780 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a period of 2.3 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

MARKET CONDITION INDUCEMENT GRANT OF RESTRICTED SHARES

	Shares	Wtd Avg Ex Price
Outstanding at December 31, 2011	96,000	$18.47
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2012	96,000	$18.47

As of March 31, 2012, there was $1,101,145 of unrecognized compensation cost adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 1.6 years.

The Company has maintained a stock option plan (the “2001 Plan”) pursuant to which 500,000 shares of the Company’s common stock could be issued. The plan expired in 2010. No new stock options can be issued.

A summary of share option activity under the 2001 Plan as of March 31, 2012, and changes during the three months then ended is presented below:

STOCK OPTIONS

	Shares	Wtd Avg Ex Price	Wtd Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	205,800	$53.12
Granted	—	—
Exercised	(4,000)	20.12
Expired	(77,200)	55.92

Outstanding at March 31, 2012	124,600	$52.44	4.86	$34,668

Exercisable at March 31, 2012	104,440	$54.26	4.56	$34,668

STOCK APPRECIATION RIGHTS

	Shares	Wtd Avg Fair Value	Wtd Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	205,800	$0.93
Granted	—	—
Exercised	(4,000)	4.77
Expired	(77,200)	0.60

Outstanding at March 31, 2012	124,600	$1.12	4.86	$18,667

Exercisable at March 31, 2012	104,440	$0.96	4.56	$18,667

In connection with the exercise of 4,000 option shares, 1,295 shares of stock were issued and 2,705 shares of stock were surrendered to relieve the stock option liability by $35,440. Cash proceeds of $2,089 were received on the exercise of stock options. The intrinsic value of the stock options and stock appreciation rights exercised during the period was $35,440 and $19,083, respectively.

As of March 31, 2012, there was $23,106 unrecognized compensation related to stock options and stock appreciation rights under the 2001 Plan, which will be recognized over a weighted average period of 1.69 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

NOTE 8. COMMITMENTS AND CONTINGENCIES

In November 2008, the Company’s Board of Directors authorized the Company to repurchase, from time to time, up to $8 million of its common stock. Through March 31, 2012, the Company had repurchased 4,660 shares at a total cost of $104,648 with no new shares repurchased in 2012.

In September 2010, St. Johns River Water Management District (the “District”) served the Company with an administrative complaint, filed in the Division of Administrative Hearings for the State of Florida, in connection with certain Company agricultural operations that alleged the Company constructed and operated a surface water management system without the proper permit. The Company disagreed with the District’s assertions in the complaint and requested an administrative hearing. This case was subsequently continued in abeyance due to new legislation affecting the agricultural exemption and to accommodate settlement discussions between the parties. The District recently elected, pursuant to the new legislation, to have a binding determination made by the Florida Department of Agriculture and Consumer Services (“DACS”) as to whether the agricultural exemption applies to the operations subject to the complaint (the “Determination”). On May 1, 2012, DACS rendered the Determination finding that, based on site-specific characteristics, historical land use, and documented industry practices, the Company engaged in normal and customary agricultural practices for operations on 117 acres, and the agricultural exemption from permitting applied those acres. With respect to the remaining 101 acres alleged by the District to be wetlands, DACS believes that a portion of such 101 acres may have required an Environmental Resource Permit prior to the commencement of operations in those areas. DACS anticipates that the Company and the District will work together using the information contained in the Determination to calculate the final exempt and non-exempt acres. The parties are to advise the court of the status of this matter by May 15, 2012. While management cannot predict the ultimate outcome of any final calculation or further discussions with the District, the Company does not believe the resolution of this matter will have a material adverse effect on the Company’s net income or financial condition.

On November 21, 2011, the Company (and its affiliates Indigo Mallard Creek LLC and Indigo Development LLC) was served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving the Harris Teeter income property located in Charlotte, North Carolina. As a result of the proposed road modifications, an all-access intersection with a traffic signal at Mallard Creek Road is proposed to be modified to right-in/right-out only access. Harris Teeter, Inc. (“Harris Teeter”), as the tenant under the lease for this property, notified the Company that it believes the loss of the all-access intersection materially adversely affects its business at this location. According to Harris Teeter’s interpretation of the lease, this allows it the right to terminate the lease, which it originally anticipated would occur immediately preceding construction commencement (which Harris Teeter estimated to be approximately July 31, 2012). The Company does not believe the road modifications result in a taking that rises to this level since no access is permanently taken and has responded to Harris Teeter through North Carolina counsel engaged by the Company to represent its interests in both the condemnation proceeds and the tenant matter. The Company, through counsel, has also reached out to other affected businesses and to the North Carolina Department of Transportation (“NCDOT”) in an effort to persuade NCDOT to keep the all-access intersection intact.

The Company filed a lawsuit in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida, in May 2010 in order to enforce its approximately $3.8 million claim of lien on real property owned by FM Bayberry Cove Holding, LLC (“FM Bayberry”) for FM Bayberry’s share of the costs for construction of Tournament Drive. BB&T was included as a defendant as the current mortgage holder of the property subject to the Company’s lien. BB&T filed a counterclaim asserting that its mortgage is superior to the Company’s claim of lien, which the Company disputed. BB&T and the Company each filed motions for summary judgment as to priority of their respective interests in the property which were heard by the court on January 12, 2011. The court determined that Consolidated-Tomoka’s interests were superior to the lien imposed by BB&T and all other interests. In April 2012, the Company filed a motion for summary judgment of foreclosure for which a hearing will be rescheduled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

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

On April 26, 2012, the Company announced that its Board of Directors approved a voluntary Odd-Lot Buy Back Program (the “Program”). The Company will offer to purchase shares from shareholders who own less than 100 shares of common stock as of April 26, 2012. The Company will pay all costs associated with the Program and will purchase a maximum of 20,000 shares from all participants in the Program.

The Company mailed the Program materials to eligible shareholders on or about May 1, 2012. The Company will allow shareholders to sell shares in accordance with the terms of the Program with Registrar and Transfer Company acting as the Program Administrator. The Company will pay a fixed per share price of $31.00. The Program will expire on June 30, 2012. Holders of fewer than 100 shares who elect to accept the offer must sell all of the shares owned by them. The Company does not provide any recommendation regarding shareholder participation and the decision is entirely that of the shareholder as to whether to sell shares in the Program. The Company may withdraw the offer at any time.

The Company announced that Bruce W. Teeters, pursuant to an agreement between the Company and Mr. Teeters executed April 19, 2012, will remain employed by the Company as Senior Vice President - Real Estate Operations through September 30, 2012.

At its regular Board meeting on April 25, 2012, the Company declared a semi-annual dividend of $0.02 per share.

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of our business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

NOTE 9. BUSINESS SEGMENT DATA

The Company primarily operates in three business segments: real estate, income properties, and golf. Real estate operations include land transactions, agriculture operations, and leasing properties for oil and mineral exploration.

The Company evaluates performance based on income or loss from continuing operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments is as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues:
Real Estate	$1,073,720	$69,827
Income Properties	2,339,023	2,208,209
Golf	1,329,579	1,374,576
General, Corporate, and Other	112,889	175,211

	$4,855,211	$3,827,823

Income (Loss) from Continuing Operations Before Income Taxes:
Real Estate	$779,883	$(248,269)
Income Properties	1,684,434	1,598,457
Golf	(175,410)	(260,584)
General, Corporate, and Other	(1,653,078)	(1,617,402)

	$635,829	$(527,798)

Identifiable Assets:
Real Estate	$45,574,980
Income Properties	116,633,758
Golf	3,113,402
General, Corporate, and Other	6,138,492

	$171,460,632

Depreciation and Amortization:
Real Estate	$19,835
Income Properties	461,124
Golf	43,763
General, Corporate, and Other	13,086

	$537,808

Capital Expenditures:
Real Estate	$9,484
Income Properties	—
Golf	—
General, Corporate, and Other	—

	$9,484

Income represents income (loss) from continuing operations before income taxes. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. General corporate assets and assets used in the Company’s other operations consist primarily of cash, investment securities and property, plant, and equipment. There were no transactions between segments for either of the periods

NOTE 10. CONCENTRATION OF RISKS AND UNCERTAINTIES

The Company’s real estate investments are concentrated in the State of Florida. Uncertainty of the duration of the prolonged real estate and economic slump could have an adverse impact on the Company’s real estate values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

NOTE 11. RECENTLY ISSUED ACCOUNTING POLICIES

On January 1, 2012, the Company adopted Financial Accounting Standards Board (“FASB”) issued changes related to fair value measurement and disclosure. The changes are the result of convergence with International Financial Reporting Standards and clarify certain fair value measurement concepts and expand on existing disclosure requirements on Level 3 fair value measurements. The adoption of these changes did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2012, the Company adopted FASB issued changes related to the presentation of comprehensive income. The changes remove certain presentation options and require entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. There were no changes to the items that are reported in other comprehensive income. In December 2011, the FASB indefinitely deferred a requirement dealing with the presentation of reclassification adjustments out of accumulated other comprehensive income. Other than the sequencing of financial statements, the adoption of these changes did not have an impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued changes related to offsetting assets and liabilities. The changes require additional disclosure information regarding offsetting assets and liabilities to enable users of financial statements to understand the effect on financial position. Management is currently evaluating these changes and believes that it may require additional disclosure, but will not have a material impact on the Company’s consolidated financial statements. These changes become effective for the Company on January 1, 2013, with retrospective application required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We make forward-looking statements in this Quarterly Report, particularly in this Management’s Discussion and Analysis, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates, and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks factors described in our Annual Report on Form 10-K for the year ended December 31, 2011, and our Quarterly Reports on Form 10-Q.

OVERVIEW

We are a diversified real estate operating company. We own, acquire, and manage commercial real estate properties in four states in the U.S., with two self-developed properties located in Florida. We also own and manage a land portfolio, in excess of 11,000 acres in Florida, of which approximately 9,700 acres are located within and form a substantial portion of the western boundary of the City of Daytona Beach, and are well-located near central Florida’s Interstate 4 corridor and along both sides of Interstate 95. We also have golf course operations, conduct agricultural operations on Company owned land, and own and manage subsurface oil and mineral rights. The results of our agricultural and subsurface leasing operations are included in Real Estate Operations on our consolidated statement of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Income Property Operations. Since 2000, we have pursued a strategy of investing in income properties utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes. Through the end of 2011, we had invested approximately $120 million in twenty-six income properties through this tax-deferred structure, one of which was sold in December of 2011. In April 2012, the proceeds from this sales transaction were reinvested, through the tax-deferred like-kind exchange process, into a property leased by Walgreen Co. located in Boulder, Colorado. Our current portfolio of income properties generates approximately $9 million of annual revenues from lease payments. We expect to continue to focus on income-producing investments during fiscal 2012 and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

The Company owns three retail banking sites in Florida and Georgia leased by RBC Centura Bank (“RBC”). In March 2012, RBC’s U.S. retail banking unit merged with PNC Bank. The Company does not expect the merger to have an adverse impact on the leases for these properties. Two of our banks sites are operating as PNC Banks. During the fourth quarter of 2009, RBC closed the branch at one of the retail banking sites owned by the Company located in Altamonte Springs, Florida. RBC remains obligated on the lease for the remaining term of the lease and has continued to make the scheduled lease payments.

Self-Developed Properties. As part of our overall strategy for investing in income- producing investments, we have self-developed two projects in Daytona Beach, Florida. The first project is a two-building 31,000 square-foot flex office space complex located within Mason Commerce Center in Daytona Beach, Florida. This represents the first phase of a 4-building planned commercial development. The second phase would allow for an identical two-building project to be built. The addition of two tenants in the second half of 2011 brings occupancy of the two-building complex to 94%. The second self-developed property is the first phase of a 12-acre, 4-lot commercial complex located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida. The parcel includes a 22,000 square-foot two-story office building known as the Concierge Building. Approximately 75% of the building is under lease to two tenants and both commenced occupancy in the third quarter of 2009.

Our focus on acquiring income-producing investments includes a continual review of our income property portfolio to identify opportunities to recycle our capital through the sale of properties based on the current or expected performance of the property or favorable market conditions. Pursuant to our on-going review, we have listed six income properties for sale. Currently, we have contracts on two of these properties with an offer on a third property. Sales of the two properties under contract are anticipated to occur in the second quarter of 2012. The Company anticipates making new investments in other income-producing assets with the proceeds from these transactions, utilizing the tax-deferred like-kind exchange structure.

Real Estate Operations. Until the significant downturn in the U.S. economy in 2008, the Company’s land transaction activity had been strong over the course of the preceding several years. During 2009, however, land transactions decreased significantly, and in fiscal years 2010 and 2011, there were effectively no land transactions. We believe the trend in Company revenues and income from real estate transactions during this period were consistent with the overall trend of the national and local economies and the real estate markets in general. Over the last several years, roads and interstate overpasses have been constructed, extended, or improved, which we believe will benefit Company owned land and may have a positive impact on future activity of our land assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Historical revenues and income are not indicative of future results because of the unique nature of land transactions and variations in the cost basis of the owned land. A significant portion of the Company’s revenue and income in any given year may be generated through relatively large commercial real estate transactions. The sales cycle for these real estate transactions, from the time of preliminary discussions through contract negotiations, due diligence periods, and the closing, can last from several months to several years. Although we believe there have been recent signals of improvement in the overall economy and credit markets, we do not expect a significant improvement of economic conditions, in particular the real estate market, during 2012 and as a result we believe our ability to enter into land transactions will be challenging in the near term.

Agricultural Operations. Our agricultural operations consist of growing, managing, and selling timber and hay on approximately 9,700 acres of our land portfolio located primarily on the west side of Daytona Beach, Florida. In previous periods we converted approximately 2,200 acres of our land portfolio used for timberland production to hay production. In March 2012, we engaged American Forest Management, Inc. to manage our timber and hay operations. The Company believes engaging external management will reduce operating expenses and increase operating efficiencies and will allow the Company to liquidate its inventory of agricultural equipment.

Subsurface Leasing Operations. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 490,000 surface acres in 20 Florida counties. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances additional revenues from royalties applicable to production from the lease acreage. During 2011, an eight-year oil exploration lease covering approximately 136,000 net mineral acres primarily located in Lee and Hendry Counties was executed and a $913,657 first year rental payment was received. An additional $922,000, representing the guaranteed payment for the second year of the lease, is being held in escrow. After the second year of the lease, the Company will receive royalty payments if oil production occurs. Alternately, if production does not commence by the third anniversary of the effective date of the lease and the lease is not terminated by the parties at that time, the Company will receive additional lease payments based upon the acres remaining under lease.

Golf Operations. Golf operations consist of the operation of two 18-hole championship golf courses with a three-hole practice facility, a clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95. LPGA International is a semi-private golf club consisting of the Champions course designed by Rees Jones and the Legends course designed by Arthur Hills. The Company leases the land attributable to the golf courses under a long-term lease with the City of Daytona Beach, Florida. Due to the continuing losses of the golf operations, the Company recorded an impairment charge totaling $4,012,476, before income tax, in 2011. With the objective of increasing revenues and reducing operating costs through improved operating efficiencies, the Company entered into a management agreement with an affiliate of ClubCorp America, effective January 25, 2012, to manage the LPGA International golf and clubhouse facilities. We believe ClubCorp, which owns and operates clubs and golf courses worldwide, will bring substantial golf and club management expertise and knowledge to the LPGA International golf operations, including the utilization of national marketing capabilities, aggregated purchasing programs, and implementation of an affiliate member program, which will improve membership levels through the access to other member clubs in the affiliate program. The lease rate pursuant to our lease agreement with the City is scheduled to double effective on September 1, 2012.

Other Income. During the first quarter of 2012, the Company signed a three-year excavation agreement for fill dirt removal with up to four 9-month excavation periods and received an upfront non-refundable payment of $250,000 for the first excavation period ending November 30, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SUMMARY OF OPERATING RESULTS FOR QUARTER ENDED MARCH 31, 2012

Net income for the quarter ended March 31, 2012, was $494,401 or $0.09 per share versus a net loss of $258,905 or a loss per share of $0.05 for the first quarter ended March 31, 2011. Net income results for the quarter ended March 31, 2012, includes approximately $730,000 recognized in connection with the final resolution of the Dunn Avenue Extension agreement pursuant to which the Company received a refund of approximately $160,000 on previously paid amounts and eliminated an accrued obligation of approximately $570,000 for the Company’s estimated share of remaining improvement costs, additional revenues from new leases executed at our Mason Commerce Center property, income recognized in connection with our subsurface interests, and an improvement in the operating loss for our golf operations were also reflected in 2012’s first quarter results. These favorable elements in net income for the first quarter of 2012 were offset by the write-off of approximately $245,000 in loan costs related to the repayment of the SunTrust financing and related revolving credit facility.

REAL ESTATE OPERATIONS

Income from our real estate operations totaled $779,883 for the quarter ended March 31, 2012, on total revenues of $1,073,720. Revenues reflect the approximately $730,000 recognized in connection the final resolution of the Dunn Avenue Extension agreement, the receipt of oil royalties, and revenue from leasing certain of our subsurface interests, and modest hay sales. During the quarter ended March 31, 2011, losses from real estate totaled $248,269 on revenues of $69,824. Revenues during the first quarter of 2011 were generated from oil royalties and a modest amount of hay sales.

INCOME PROPERTIES

Revenues and income from our income property operations totaled $2,339,023 and $1,684,434, respectively, during the first quarter of 2012 versus total revenue and income of $2,208,209 and $1,598,457, respectively, for the first quarter of 2011. The increased revenues and income reflect increases of 6% and 5%, respectively, in comparison to prior year’s same period results. The improved results were due to increased rents recorded on the expansion of one of our properties leased by CVS and additional leasing activity at one of our self-developed flex-office spaces in Daytona Beach, Florida. The operating costs and expenses of our income property operations increased 7% during the period and reflect increased depreciation and common area expenses at the flex office space due to increased occupancy. Costs and expenses for the income property operations totaled $654,589 and $609,752 for the first quarters of 2012 and 2011, respectively.

GOLF OPERATIONS

The Company’s golf operations incurred a loss of $175,410 during the first quarter of 2012 on total revenue of $1,329,579. This loss represented a 33% improvement over the loss of $260,584 recorded in the first quarter of 2011. The significant decline in the loss was achieved despite a 3% decline in revenues, as golf operations costs and expenses fell approximately 8% during the first quarter of 2012 when compared to the same period in 2011. The reduction in operating costs and expenses was due, in part, to cost controls put in place by the new manager engaged by the Company in January 2012 and lower depreciation expenses due to the lower cost basis of the property resulting from the impairment charge taken in the third quarter of 2011. Golf operations costs and expenses totaled $1,504,989 and $1,634,160 for the quarters ended March 31, 2012 and 2011, respectively. Golf revenues totaled $1,329,579 in the first quarter 2012 and $1,373,576 in the prior year period. The decline in revenues reflected lower revenues generated from golf operations, as well as, the food and beverage sales, largely due to the transition to the new management company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GENERAL, CORPORATE, AND OTHER

Interest and other income totaled $112,889 for the quarter ended March 31, 2012, reflecting a slight decrease in gains on the sale of agricultural equipment versus the same period in the prior year and no interest income. During the first quarter of 2011, interest and other income totaled $175,211 reflecting interest earned on investment securities, the recognition of a gain of $91,000 for the receipt of insurance proceeds in connection with a claim made for destroyed agriculture equipment, and the sale of approximately $26,000 for fill dirt. The investment securities were liquidated in the third and fourth quarters of 2011.

General and administrative expenses totaled $1,520,241 and $1,792,613 for the quarters ended March 31, 2012 and 2011, respectively, excluding the write-off of accrued loan costs in 2012, reflecting a decrease of 15%, related substantially to cost savings attributed to lower stock-based compensation costs, pension costs, and interest expense.

DISCONTINUED OPERATIONS

During the fourth quarter of 2011, two income properties were classified as assets held for sale on the Company’s balance sheet with the applicable results of operations classified as discontinued operations, net of income tax. These two properties are currently under contract with sales anticipated to be completed in the first half of 2012. Additionally, the Company’s property previously leased to Barnes & Noble in Lakeland, Florida, was sold during the fourth quarter of 2011. This property and the applicable results of operations were shown as discontinued operations in fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash, including restricted cash of $2,779,511, totaled $4,456,430 at March 31, 2012. In early April 2012, the restricted cash was reinvested with the purchase of an income property leased by Walgreen Co. located in Boulder, Colorado, utilizing the tax-deferred like-kind exchange structure. Total notes payable equaled $16,226,849 at March 31, 2012, and reflected an approximate $960,000 increase from the balance as of December 31, 2011. Our total cash balance reflects an increase in both our cash flow from operations primarily resulting from our increased net income, our cash from investing activities, which primarily reflects our disposition of agricultural equipment, and our increased borrowings. Notes payable increased from the balance at year end 2011 due largely to the transition in our lending relationship.

On February 27, 2012, we entered into a financing agreement with Bank of Montreal. The agreement consists of a $46.0 million revolving credit facility with a maturity of February 27, 2015, subject to a one-year extension at the option of the Company. The indebtedness outstanding accrues interest at a rate ranging from the 30-day London Interbank Offer Rate (“LIBOR”) plus 175 basis points to LIBOR plus 250 basis points, with the spread over LIBOR based on a ratio of the Company’s total indebtedness to total asset value. Under an accordion feature, the Company has the option to expand the borrowing capacity to $75.0 million. The indebtedness under the facility is unsecured and is guaranteed by certain subsidiaries of the Company.

The BMO facility replaces a previous $25.0 million revolving credit facility, which had a maturity date of June 27, 2014. Additionally, funds under the facility were used to pay-off the approximate $5.5 million term loan, which had a maturity of July 1, 2012. The indebtedness outstanding under the old revolving line of credit and term loan were secured by certain assets of the Company.

The Company incurred minimal capital expenditures during the first three months of 2012. The projected expenditures for the remainder of 2012 include the acquisition of an additional $10.0 million of income producing investments. Additional funds expected to be invested for tenant improvements on our self-developed income properties will only occur as new leases are secured. As additional funds become available through land transactions or income properties qualified under the like-kind-exchange deferred tax structure, we expect to reinvest those proceeds in other income producing real estate opportunities. We have no contractual requirements to make capital expenditures so investments in capital improvements can be reduced at our discretion based on operating cash needs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In April 2012, the Company funded a two-step transaction to acquire a 14,280 square-foot property leased by Walgreen Co., located in Boulder, Colorado, for a total acquisition cost of $7.4 million. The Company is utilizing the $2,779,511 in investment proceeds from the December 2011 sale of the property formerly leased by Barnes & Noble, located in Lakeland, Florida, to complete this acquisition. The completion of this transaction is anticipated to occur during second quarter 2012. This lease to Walgreen Co. for this property has an initial term of more than 20 years.

Liquidity and capital resources to fund any planned capital expenditures in fiscal 2012 and the near-term are expected to be provided from our existing cash, operating activities, and financing sources that are currently in place, including the new revolving line of credit facility. We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. Through May 1, 2012, 4,660 shares had been repurchased at a total cost of $104,648, with no repurchases occurring during 2012.

On April 26, 2012, the Company announced a voluntary Odd-Lot Buy Back Program (the “Program”), whereby the Company will offer to purchase shares from shareholders who own less than 100 shares of the Company’s common stock as of April 26, 2012. The Program reflects the Company’s interest in reducing the ongoing costs associated with shareholder recordkeeping and communications and will assist shareholders who may be deterred from selling their small lots of stock due to the costs that would be incurred. The Company will pay all costs associated with the Program and will purchase a maximum of 20,000 shares from all participants in the Program. The Program will expire June 30, 2012. Holders of fewer than 100 shares of the Company’s common stock, who elect to accept the offer, must sell all of the shares owned by them. The Company does not provide any recommendation regarding shareholder participation and the decision is entirely that of the shareholder as to whether to sell shares in this Program. The Company may withdraw the offer at any time.

Our Board of Directors and management consistently review the allocation of any excess capital with the goal of providing the best long-term return for our shareholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing stock, and retaining funds for reinvestment. Annually, the Board reviews the business plan and corporate strategies, and makes adjustments as circumstances warrant. Management’s focus is to redeploy proceeds from like-kind exchange transactions into stabilized investments with good risk adjusted returns primarily in larger metropolitan areas.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company will also look to utilize its under leveraged balance sheet in short-term investments such as loans and securities. Targeted investments have been identified as the following:

•	Retail and office double or triple-net leased properties in major metropolitan areas;

•	Stabilized multi-tenant office and retail properties in major metropolitan areas;

•	Select office, flex, industrial, and retail self-developed properties on Company owned land;

•	Joint venture development using Company owned land;

•	Origination or purchase of 1-5 year term loans on strong risk-adjusted yields with property types to include hotel, office, retail, and industrial;

•	Real estate related investment securities, including commercial mortgage backed securities, preferred stock, and bonds;

•	Select regional area investments using Company market knowledge and expertise to earn good risk adjusted yields; and

•	Purchase or origination of ground leases.

At its regular Board meeting on April 25, 2012, the Company declared a semi-annual dividend of $0.02 per share.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. For the three months ended March 31, 2012, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rates. The objective of our asset management activities is to provide an adequate level of liquidity to fund operations and capital expansion, while minimizing market risk. We utilize overnight sweep accounts and short-term investments to minimize our interest rate risk. We do not actively invest or trade in equity securities. We do not believe that this interest rate risk related to cash equivalents and short-term investments is material due to the nature of the investments.

We manage our debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. We are primarily exposed to interest rate risk on our outstanding debt borrowings, which totaled $16,226,849 at March 31, 2012. The borrowings bear variable rates of interest based on market rates. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would not materially affect our financial position, results of operations, or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2010, St. Johns River Water Management District (the “District”) served the Company with an administrative complaint, filed in the Division of Administrative Hearings for the State of Florida, in connection with certain Company agricultural operations that alleged the Company constructed and operated a surface water management system without the proper permit. The Company disagreed with the District’s assertions in the complaint and requested an administrative hearing. This case was subsequently continued in abeyance due to new legislation affecting the agricultural exemption and to accommodate settlement discussions between the parties. The District recently elected, pursuant to the new legislation, to have a binding determination made by the Florida Department of Agriculture and Consumer Services (“DACS”) as to whether the agricultural exemption applies to the operations subject to the complaint (the “Determination”). On May 1, 2012, DACS rendered the Determination finding that, based on site-specific characteristics, historical land use, and documented industry practices, the Company engaged in normal and customary agricultural practices for operations on 117 acres, and the agricultural exemption from permitting applied those acres. With respect to the remaining 101 acres alleged by the District to be wetlands, DACS believes that a portion of such 101 acres may have required an Environmental Resource Permit prior to the commencement of operations in those areas. DACS anticipates that the Company and the District will work together using the information contained in the Determination to calculate the final exempt and non-exempt acres. The parties are to advise the court of the status of this matter by May 15, 2012. While management cannot predict the ultimate outcome of any final calculation or further discussions with the District, the Company does not believe the resolution of this matter will have a material adverse effect on the Company’s net income or financial condition.

On November 21, 2011, the Company (and its affiliates Indigo Mallard Creek LLC and Indigo Development LLC) was served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving the Harris Teeter income property located in Charlotte, North Carolina. As a result of the proposed road modifications, an all-access intersection with a traffic signal at Mallard Creek Road is proposed to be modified to right-in/right-out only access. Harris Teeter, Inc. (“Harris Teeter”), as the tenant under the lease for this property, notified the Company that it believes the loss of the all-access intersection materially adversely affects its business at this location. According to Harris Teeter’s interpretation of the lease, this allows it the right to terminate the lease, which it originally anticipated would occur immediately preceding construction commencement (which Harris Teeter estimated to be approximately July 31, 2012). The Company does not believe the road modifications result in a taking that rises to this level since no access is permanently taken and has responded to Harris Teeter through North Carolina counsel engaged by the Company to represent its interests in both the condemnation proceeds and the tenant matter. The Company, through counsel, has also reached out to other affected businesses and to the North Carolina Department of Transportation (“NCDOT”) in an effort to persuade NCDOT to keep the all-access intersection intact.

The Company filed a lawsuit in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida, in May 2010 in order to enforce its approximately $3.8 million claim of lien on real property owned by FM Bayberry Cove Holding, LLC (“FM Bayberry”) for FM Bayberry’s share of the costs for construction of Tournament Drive. BB&T was included as a defendant as the current mortgage holder of the property subject to the Company’s lien. BB&T filed a counterclaim asserting that its mortgage is superior to the Company’s claim of lien, which the Company disputed. BB&T and the Company each filed motions for summary judgment as to priority of their respective interests in the property which were heard by the court on January 12, 2011. The court determined that Consolidated-Tomoka’s interests were superior to the lien imposed by BB&T and all other interests. In April 2012, the Company filed a motion for summary judgment of foreclosure for which a hearing will be scheduled.

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

We wish to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2012, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market in the City of Daytona Beach and Volusia County, Florida; the impact of a prolonged recession or further downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of environmental and land use regulations; extreme or severe weather conditions; the impact of competitive real estate activity; variability in quarterly results due to the unpredictable timing of land transactions; the loss of any major income property tenants; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to those risk factors. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER REPURCHASE OF EQUITY SECURITIES

In November 2008, the Company’s Board of Directors authorized the repurchase by the Company from time to time of up to $8 million of its common stock. This share repurchase program does not have a stated expiration date. There were no repurchases made under the program during the quarter ended March 31, 2012 . From inception of the program, the Company has repurchased 4,660 shares of its common stock at a total cost of $104,648.

On April 26, 2012, the Company announced that its Board of Directors approved a voluntary Odd-Lot Buy Back (the “Program”). The Company will offer to purchase shares from shareholders who own less than 100 shares of common stock as of April 26, 2012. The Company will pay all costs associated with the Program and will purchase a maximum of 20,000 shares from all participants in the Program.

The Company mailed the Program materials to eligible shareholders on or about May 1, 2012. The Company will allow shareholders to sell shares in accordance with the terms of the Program with Registrar and Transfer Company acting as the Program Administrator. The Company will pay a fixed per share price of $31.00. The Program will expire on June 30, 2012. Holders of fewer than 100 shares, who elect to accept the offer, must sell all of the shares owned by them. The Company does not provide any recommendation regarding shareholder participation and the decision is entirely that of the shareholder as to whether to sell shares in the Program. The Company may withdraw the offer at any time.

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 3.1	Amended and Restated Articles of Incorporation of Consolidated-Tomoka Land Co., dated October 26, 2011, filed as Exhibit 3.1 to the registrant’s Current Report Form 8-K filed October 28, 2011, and incorporated herein by reference.

Exhibit 3.2	Amended and Restated Bylaws of Consolidated-Tomoka Land Co., dated April 27, 2011, filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed April 28, 2011, and incorporated herein by reference.

Exhibit 10.1	Employment Agreement between Consolidated-Tomoka Land Co., and Mark E. Patten entered into April 16, 2012 filed as Exhibit 10.1 to the registrant’s current report on form 8-K filed April 16, 2012 and incorporated herein by reference.

Exhibit 10.2	Nonqualified Stock Option Award Agreement between Consolidated-Tomoka Land Co., and Mark E. Patten dated April 16, 2012 filed as Exhibit 10.2 to the registrant’s current report on form 8-K filed April 16, 2012 and incorporated herein by reference.

Exhibit 10.3	Restricted Share Award Agreement between Consolidated-Tomoka Land Co., and Mark E. Patten dated April 16, 2012 filed as Exhibit 10.3 to the registrant’s current report form 8-K filed April 16, 2012 and incorporated herein by reference.

Exhibit 10.4	Separation Agreement between Bruce W. Teeters and Consolidated-Tomoka Land Co. dated April 19, 2012 filed as Exhibit 10.1 to the registrant’s current report form 8-K filed April 19, 2012 and incorporated herein by reference.

Exhibit 31.1	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	*XBRL Instance Document

Exhibit 101.SCH	*XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	*XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	*XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	*XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	*XBRL Taxonomy Definition Linkbase Document

*	Furnished herewith (not filed).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

May 9, 2012	By:	/s/ JOHN P. ALBRIGHT
John P. Albright
Chief Executive Officer

May 9, 2012	By:	/s/ MARK E. PATTEN
Mark E. Patten, Senior Vice President –
Chief Financial Officer