Form 10-Q
period 2012-06-30
CONSOLIDATED TOMOKA LAND CO
filed 2012-08-08
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Class of Common Stock Outstanding August 01, 2012 $1.00 par value 5,831,708

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2012	December 31, 2011
ASSETS
Cash	$6,609,969	$6,174
Restricted Cash	4,374,407	2,779,511
Refundable Income Taxes	—	399,905
Land and Development Costs	27,847,134	27,825,924
Intangible Assets	3,878,070	3,572,096
Assets Held for Sale	—	7,694,710
Other Assets	8,019,993	8,023,872

	50,729,573	50,302,192

Property, Plant, and Equipment:
Land, Timber, and Subsurface Interests	15,131,329	15,109,298
Golf Buildings, Improvements, and Equipment	2,535,294	2,535,294
Income Properties, Land, Buildings, and Improvements	118,454,794	111,564,673
Other Furnishings and Equipment	1,181,995	2,320,766

Total Property, Plant, and Equipment	137,303,412	131,530,031
Less, Accumulated Depreciation and Amortization	(11,468,836)	(11,566,420)

Net - Property, Plant, and Equipment	125,834,576	119,963,611

TOTAL ASSETS	$176,564,149	$170,265,803

LIABILITIES

Accounts Payable	$929,237	$385,685
Accrued Liabilities	6,317,931	7,317,676
Accrued Stock Based Compensation	220,034	484,489
Pension Liability	1,296,571	1,586,513
Income Taxes Payable	385,573	—
Deferred Income Taxes	32,176,602	32,060,283
Notes Payable	20,876,849	15,266,714

TOTAL LIABILITIES	62,202,797	57,101,360

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Common Stock	5,725,442	5,724,147
Additional Paid-in Capital	6,367,345	5,697,554
Treasury Stock	(453,654)	—
Retained Earnings	103,851,644	102,872,167
Accumulated Other Comprehensive Loss	(1,129,425)	(1,129,425)

TOTAL SHAREHOLDERS’ EQUITY	114,361,352	113,164,443

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$176,564,149	$170,265,803

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended		(Unaudited) Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income
Real Estate Operations:
Real Estate Sales
Sales and Other Income	$930,477	$69,002	$2,004,197	$138,826
Costs and Other Expenses	(338,986)	(370,628)	(632,823)	(688,721)

	591,491	(301,626)	1,371,374	(549,895)

Income Properties
Leasing Revenues and Other Income	2,454,689	2,227,488	4,793,712	4,435,697
Costs and Other Expenses	(672,821)	(613,778)	(1,327,410)	(1,223,530)

	1,781,868	1,613,710	3,466,302	3,212,167

Golf Operations
Sales and Other Income	1,253,079	1,347,704	2,582,658	2,721,280
Costs and Other Expenses	(1,478,751)	(1,759,244)	(2,983,740)	(3,393,404)

	(225,672)	(411,540)	(401,082)	(672,124)

Total Real Estate Operations	2,147,687	900,544	4,436,594	1,990,148

Interest and Other Income	191,022	83,007	303,911	258,218

	2,338,709	983,551	4,740,505	2,248,366

General and Administrative Expenses	(1,452,816)	(644,502)	(2,973,057)	(2,437,115)
Loss on Early Extinguishment of Debt	—	—	(245,726)	—

Income (Loss) from Continuing Operations
Before Income Taxes	885,893	339,049	1,521,722	(188,749)
Income Taxes	(336,089)	(95,758)	(579,185)	97,233

Income (Loss) from Continuing Operations	549,804	243,291	942,537	(91,516)
Income from Discontinued Operations (net of tax)	49,782	75,491	151,450	151,393

Net Income	$599,586	$318,782	$1,093,987	$59,877

Basic and Diluted Per Share Information:
Income (Loss) from Continuing Operations	$0.09	$0.04	$0.16	$(0.02)
Income from Discontinued Operations (net of tax)	0.01	0.02	0.03	0.03

Net Income Per Share	$0.10	$0.06	$0.19	$0.01

Dividends Per Share	$0.02	$0.01	$0.02	$0.02

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Three Months Ended		(Unaudited) Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Income	$599,586	$318,782	$1,093,987	$59,877

Cash Flow Hedging Derivative (net of tax of $28,991 and $59,923 respectively)	—	46,164	—	95,418
Mark to Market Available-for-Sale
Investment Securities (net of tax of $9,322)	—	—	—	(14,844)

Total Other Comprehensive Income, Net of Tax	—	46,164	—	80,574

Total Comprehensive Income	$599,586	$364,946	$1,093,987	$140,451

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2011	$5,724,147	$5,697,554	—	$102,872,167	$(1,129,425)	$113,164,443

Net Income	—	—	—	1,093,987	—	1,093,987

Stock Repurchase	—	—	$(453,654)	—	—	(453,654)

Exercise of Stock Options	1,295	36,234	—	—	—	37,529

Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	633,557	—	—	—	633,557

Cash Dividends ($0.02 per share)	—	—	—	(114,510)	—	(114,510)

Balance June 30, 2012	$5,725,442	$6,367,345	$(453,654)	$103,851,644	$(1,129,425)	$114,361,352

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended
	June 30, 2012	June 30, 2011
Cash Flow from Operating Activities
Net Income	$1,093,987	$59,877

Adjustments to Reconcile Net Income to Net Cash
Provided by (Used In) Operating Activities:
Depreciation and Amortization	1,338,925	1,293,311
Gain on Disposition of Property, Plant, and Equipment	(354,019)	(124,950)
Deferred Income Taxes	116,319	(46,389)
Non-Cash Compensation	423,625	(41,179)

Decrease (Increase) in Assets:
Refundable Income Taxes	399,905	29,351
Land and Development Costs	(21,210)	(111,525)
Other Assets	(241,847)	90,472

(Decrease) Increase in Liabilities:
Accounts Payable	89,898	(787,254)
Income Taxes Payable	385,573	60,100
Accrued Liabilities and Accrued Stock Based Compensation	(1,308,772)	(25,531)

Net Cash Provided by Operating Activities	1,922,384	396,283

Cash Flow From Investing Activities:
Acquisition of Property, Plant, and Equipment	(6,927,626)	(2,177,740)
Investment in Intangible Assets	(506,096)	(130,070)
Increase in Restricted Cash for Acquisition through the Like-Kind Exchange Process	(1,594,896)	—
Proceeds from Calls or Maturities of Investment Securities	—	1,266,450
Acquisition of Investment Securities	—	(1,311,963)
Proceeds from Disposition of Property, Plant, and Equipment	517,605	124,950
Proceeds from Disposition of Assets Held for Sale	7,694,710	—

Net Cash Used In Investing Activities	(816,303)	(2,228,373)

Cash Flow from Financing Activities:
Proceeds from Notes Payable	22,341,849	2,535,000
Payments on Notes Payable	(16,731,714)	(791,344)
Cash Proceeds from Exercise of Stock Options	2,089	3,378
Dividends Paid	(114,510)	(114,481)

Net Cash Provided by Financing Activities	5,497,714	1,632,553

Net Increase (Decrease) in Cash	6,603,795	(199,537)
Cash, Beginning of Year	6,174	337,617

Cash, End of Period	$6,609,969	$138,080

During the quarter, the Company repurchased 14,634 shares of its common stock through the Odd-Lot Buy-Back Program at a total cost of $453,654. As of June 30, 2012, this amount was included in accounts payable as it was paid after period end.

Income taxes of $227,500 were refunded in the first six months of 2012 with income taxes of $5,381 paid in the first six months of 2011.

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS

Description of Business

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. (“CTLC”) together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own, acquire, and manage commercial real estate properties in four states in the U.S., with two self-developed properties located in Florida. We also own and manage a land portfolio in excess of 11,000 acres in Florida, of which approximately 10,200 acres are located within and form a substantial portion of the western boundary of the City of Daytona Beach and are well-located near central Florida’s Interstate 4 corridor and along both sides of Interstate 95. We also have golf course operations, conduct agricultural operations on Company owned land, own and manage subsurface oil and mineral rights, and lease property for billboards and hunting activities. The results of our agricultural and subsurface leasing operations are included in Real Estate Operations on our consolidated statement of operations. Our agricultural operations consist of growing, leasing, and selling timber and hay on approximately 10,200 acres of our land portfolio, which are managed by a third party. Our operations and land portfolio are predominantly located in Volusia County, Florida, with income properties located in Colorado, Florida, Georgia, and North Carolina.

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

Because of the adverse market conditions that currently exist in the Florida and national real estate markets, and the financial and credit markets, it is possible that the estimates and assumptions, most notably with the Company’s investment in income properties and its pension liability, could change materially during the time span associated with the continued weakened state of these real estate and financial markets.

The results of operations for the first six months of 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012.

NOTE 2. DISCONTINUED OPERATIONS

In the fourth quarter of 2011, three income properties were classified as held for sale as we had commenced an active program to market and sell the properties and determined there was a high probability that a sales transaction would occur within one year. A property classified as held for sale is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell, and is reported as discontinued operations with its respective results of operations classified as income from discontinued operations on our consolidated statements of operations. In accordance with FAS ASC 360, depreciation was discontinued once the properties were classified as held for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

In the fourth quarter of 2011, we sold our former Barnes & Noble property in Lakeland, Florida. This property had been vacant since the lease expired at the end of January 2010. In May 2012, we sold our income property in Asheville, North Carolina, for $3.925 million which was leased to Northern Tool and Equipment; and we sold our income property in Powder Springs, Georgia, for $4.09 million which was leased to Walgreen Co. A gain of $78,455 was recognized on the sale of the two properties in the quarter ended June 30, 2012. This gain includes the reversal of the $68,454 impairment charge in the fourth quarter of 2011, when the properties were classified as assets held for sale.

Following is a summary of income from discontinued operations for the periods:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Leasing Revenue and Other Income	$2,590	$165,516	$168,106	$331,032
Costs and Other Expenses	—	(42,616)	—	(84,564)

Income from Operations	2,590	122,900	168,106	246,468
Gain on Sale of Property	78,455	—	78,455	—

Income before Income Tax	81,045	122,900	246,561	246,468
Income Tax	(31,263)	(47,409)	(95,111)	(95,075)

Income from Discontinued Operations	$49,782	$75,491	$151,450	$151,393

NOTE 3. COMMON STOCK AND EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share is based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income Available to Common Shareholders:
Income (Loss) from Continuing Operations	$549,804	$243,291	$942,537	$(91,516)
Discontinued Operations	49,782	75,491	151,450	151,393

Net Income	$599,586	$318,782	$1,093,987	$59,877

Weighted Average Shares Outstanding	5,725,120	5,724,140	5,725,120	5,723,607
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	—	—	—	—

Total Shares Applicable to Diluted Earnings (Loss) Per Share	5,725,120	5,724,140	5,725,120	5,723,607

Basic and Diluted Per Share Information:

Income (Loss) from Continuing Operations	$0.09	$0.04	$0.16	$(0.02)
Discontinued Operations	0.01	0.02	0.03	0.03

Net Income	$0.10	$0.06	$0.19	$0.01

No impact was considered on the conversion of stock options during the 2012 and 2011 periods as the effect would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

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

NOTE 5. PENSION PLAN

The Company has funded a non-contributory Defined Benefit Pension Plan (the “Plan”) covering all eligible employees. Effective December 31, 2011, the Company amended the Plan to freeze participant benefits with no future accrual after that date. Any current or future employee who was not a participant of the Plan on December 31, 2011, will not be eligible to enter the Plan. Although the Plan will remain active, the elimination of possible new entrants and future benefit accruals should reduce the Company’s contribution level over time. The contribution to the Plan in 2012 is expected to be approximately $330,000.

Following are the components of the Net Periodic Benefit Cost:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Service Cost	$23,594	$74,595	$47,188	$149,189
Interest Cost	101,672	113,933	203,344	227,866
Expected Return on Plan Assets	(135,492)	(166,487)	(270,984)	(332,974)
Net Amortization	17,425	9,053	34,850	18,107

Net Periodic Benefit Cost	$7,199	$31,094	$14,398	$62,188

NOTE 6. NOTES PAYABLE

On February 27, 2012, the Company entered into a new Credit Agreement (the “Agreement”) with Bank of Montreal (“BMO”) as Administrative Agent, Letter of Credit Issuer, and a Lender. The Agreement consists of a $46.0 million revolving credit facility with a maturity date of February 27, 2015 (the “Credit Facility”). The indebtedness outstanding under the Agreement accrues interest at a rate ranging from the 30-day London Interbank Offer Rate (“LIBOR”) plus 175 basis points to LIBOR plus 250 basis points based on the total balance outstanding under the facility as a percentage of total asset value of the Company. As of June 30, 2012, the interest rate was LIBOR plus 175 basis points. This facility also includes an accordion feature allowing the Company to increase the facility size up to $75 million. The credit facility is unsecured and is guaranteed by certain subsidiaries of the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

The Credit Facility replaced the $25.0 million revolving credit facility with SunTrust Bank, which had a maturity date of June 27, 2014. Approximately $9.7 million of the initial disbursement of the Credit Facility was used to pay off the outstanding balance of the existing credit facility with SunTrust Bank and approximately $5.6 million was used to pay off the term loan with SunTrust Bank, which had a maturity date of July 1, 2012. The indebtedness under the prior SunTrust revolving credit facility and term loan were secured by certain assets of the Company. The Company wrote off $245,726 of deferred loan costs in the first quarter of 2012 as a result of this early extinguishment of debt.

Notes payable consist of the following:

	June 30, 2012
	Total	Due Within One Year
$46 Million Credit Facility	$20,876,849	$—

	$20,876,849	$—

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending June 30,
2013	$—
2014	—
2015	20,876,849
2016	—
2017 and Thereafter	—

$20,876,849

At June 30, 2012, there was $25,123,151 capacity available on the existing $46,000,000 credit facility.

On July 17, 2012, we made a payment of approximately $4.2 million to pay down the Credit Facility.

For the first six months of 2012, interest expense was $276,411 with interest totaling $249,191 paid during the period. No interest was capitalized during the first six months of 2012.

For the first six months of 2011, interest expense was $378,002, net of $11,213 interest capitalized to construction in process during the period, with interest totaling $389,215 paid during the period.

The Company is in compliance with all of its debt covenants as of June 30, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

A summary of activity during the six months ended June 30, 2012, is presented below:

Market Condition Non-Vested Restricted Shares

	Shares	Wgt. Avg. Grant Date Fair Value
Outstanding at December 31, 2011	9,317	$23.13
Granted	—	—
Vested	—	—
Forfeited	(1,417)	23.13

Outstanding at June 30, 2012	7,900	$23.13

As of June 30, 2012, there was $123,922 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 3.4 years.

In connection with the appointment of John P. Albright as President and Chief Executive Officer and Mark E. Patten as Senior Vice President and Chief Financial Officer of the Company, the Company granted the following equity awards:

•

Non-Qualified Stock Option Award: Pursuant to the Consolidated-Tomoka Land Co. Non-Qualified Stock Option Award Agreements between the Company and Mr. Albright and Mr. Patten (the “Stock Option Award Agreement”), Mr. Albright and Mr. Patten were granted options to purchase 50,000 and 10,000 shares of Company common stock, respectively, under the 2010 Plan with an exercise price per share equal to the fair market value on the grant dates. One-third of the options will vest on each of the first, second, and third anniversaries of the grant dates, provided they are an employee of the Company on those dates. In addition, any unvested portion of the options will vest upon a change in control. The options expire on the earliest of (a) the tenth anniversary of the grant date, (b) twelve months after the employee’s death or termination for disability, or (c) thirty days after the termination of employment for any reason other than death or disability.

•

Restricted Share Award: “Inducement” grants of 96,000 and 17,000 shares of restricted Company common stock were awarded to Mr. Albright and Mr. Patten, respectively. Mr. Albright’s restricted shares were granted outside of the 2010 Plan while Mr. Patten’s restricted shares were awarded under the 2010 Plan. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of Mr. Albright’s restricted stock award. The restricted shares will vest in six increments based upon the price per share of Company common stock during the term of their employment (or within 60 days after termination of employment by the Company without cause), meeting or exceeding the target trailing 60-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited.

Both the non-qualified Stock Option Award and the Restricted Share Award were determined to be equity-based awards under the Share-Based Payment Topic of FASB ASC.

The Company used a Monte Carlo simulation valuation model to determine the fair value and vesting period of the restricted share awards. The determination of the fair value of market condition-based awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of awards, the performance of the Company’s stock price, annual dividends, and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market conditions, provided the requisite service period is met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

A summary of the activity for both awards during the six months ended June 30, 2012, is presented below:

NON-QUALIFIED STOCK OPTION AWARD

	Shares	Wtd Avg Grant Price	Wtd Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	50,000	$28.90
Granted	10,000	29.34
Exercised	—	—
Expired	—	—

Outstanding at June 30, 2012	60,000	$28.97	9.20	—

Exercisable at June 30, 2012	—	—	—	—

As of June 30, 2012, there was $439,406 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a period of 2.2 years.

MARKET CONDITION INDUCEMENT GRANT OF RESTRICTED SHARES

	Shares	Wtd Avg Ex Price
Outstanding at December 31, 2011	96,000	$18.47
Granted	17,000	18.02
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2012	113,000	$18.40

As of June 30, 2012, there was $1,119,696 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 1.4 years.

The Company has maintained a stock option plan (the “2001 Plan”) pursuant to which 500,000 shares of the Company’s common stock could be issued. The 2001 Plan expired in 2010, and no new stock options may be issued. Under the 2001 Plan both stock options and stock appreciation rights were issued in prior years and such issuances were deemed to be liability-classified awards under the Share-Based Payment Topic of FASB ASC.

A summary of share option activity under the 2001 Plan as of June 30, 2012, and changes during the six months then ended is presented below:

STOCK OPTIONS

	Shares	Wtd Avg Grant Price	Wtd Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	205,800	$53.12
Granted	—	—
Exercised	(4,000)	20.12
Expired	(82,200)	54.96

Outstanding at June 30, 2012	119,600	$52.95	4.79	$31,176

Exercisable at June 30, 2012	105,680	$54.50	4.57	$31,176

In connection with the grant of non-qualified stock options, a stock appreciation right for each share covered by the option was also granted. The stock appreciation right entitles the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value underlying the share at the time of exercise.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

STOCK APPRECIATION RIGHTS

	Shares	Wtd Avg Fair Value	Wtd Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	205,800	$0.93
Granted	—	—
Exercised	(4,000)	4.77
Expired	(82,200)	0.42

Outstanding at June 30, 2012	119,600	$0.63	4.79	$16,787

Exercisable at June 30, 2012	105,680	$0.58	4.57	$16,787

In connection with the exercise of 4,000 option shares, 1,295 shares of stock were issued and 2,705 shares of stock were surrendered to relieve the stock option liability by $35,440. Cash proceeds of $2,089 were received on the exercise of stock options. The intrinsic value of the stock options and stock appreciation rights exercised during the period was $35,440 and $19,083, respectively.

As of June 30, 2012, there was $7,912 of unrecognized compensation related to stock options and stock appreciation rights under the 2001 Plan, which will be recognized over a weighted average period of 1.46 years.

NOTE 8. ACCRUED LIABILITIES

The Company has certain accrued liabilities on its consolidated balance sheets, which consisted of the following:

	As of
	June 30, 2012	December 31, 2011
Golf Course Lease	$3,860,127	$3,792,086
Deferred Compensation	829,464	1,598,871
Deferred Road Construction Costs	—	570,804
Accrued Property Taxes	503,889	237,967
Deferred Lease and Other Income	483,149	678,219
Other Post-Retirement Benefits	199,545	166,000
Other	441,757	273,729

	$6,317,931	$7,317,676

As disclosed in Note 12, in July 2012, the Company entered into an agreement to, among other things, amend the remaining lease payments under the golf course lease whereby commencing September 1, 2012, and continuing throughout the initial lease term and any extension option (as defined in the Lease Agreement), the base rent payments will equal $250,000 per year subject to an annual rate adjustment beginning September 1, 2013 of 1.75%. Since the inception of the lease, the Company has been recognizing the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent equal to $3,860,127 as of June 30, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

NOTE 9. COMMITMENTS AND CONTINGENCIES

In September 2010, St. Johns River Water Management District (the “District”) served the Company with an administrative complaint filed with the Florida Department of Administrative Hearings in connection with certain Company agricultural operations that alleged the Company constructed and operated a surface water management system without the proper permit. The Company disagreed with the District’s assertions in the complaint on the basis that its operations were agriculturally exempt from permitting and requested an administrative hearing. This case was subsequently continued in abeyance due to new legislation affecting the agricultural exemption and to accommodate settlement discussions between the parties. Pursuant to the new legislation, the District elected to have the Florida Department of Agriculture and Consumer Services (“DACS”) make a binding determination of the applicability of the agricultural exemption to the Company’s agricultural operations. Based on site-specific characteristics, historical land use, and documented industry practices, DACS concluded the Company engaged in normal and customary agricultural practices for operations on 117 acres and the agricultural exemption from permitting applied those acres. DACS believes that a portion of the remaining 101 acres alleged by the District to be wetlands may have required an Environmental Resource Permit prior to commencing our agricultural operations in those areas but was unable to make a determination based on readily available information. Any potential resolution regarding the remaining acreage is uncertain and an estimate of any range of loss is not determinable at this time.

On November 21, 2011, the Company, Indigo Mallard Creek LLC, and Indigo Development LLC, as owners of the Harris Teeter income property in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving the Harris Teeter income property. As a result of the proposed road modifications, an all-access intersection with a traffic signal at Mallard Creek Road is proposed to be modified to right-in/right-out only access. Harris Teeter, Inc. (“Harris Teeter”), as the tenant under the lease for this property, notified the Company that it believes the loss of the all-access intersection materially adversely affects its business at this location. According to Harris Teeter’s interpretation of the lease, this allows it the right to terminate the lease, which it originally anticipated would occur immediately preceding construction commencement (which Harris Teeter originally estimated to be approximately July 31, 2012). The Company does not believe the road modifications provide a basis for Harris Teeter to terminate the lease and has responded to Harris Teeter through North Carolina counsel engaged by the Company to represent its interests in both the condemnation proceedings and the tenant matter. The Company, through counsel, has also reached out to other affected businesses and to the North Carolina Department of Transportation (“NCDOT”) in an effort to persuade NCDOT to keep the all-access intersection intact and, notwithstanding the foregoing, Harris Teeter has indicated a present willingness to assist in this endeavor. In May 2012, NCDOT indicated that it will not reach a final decision on its consideration of this matter for 6 to 18 months, and that, in the meantime, the intersection would remain all-access. Harris Teeter has agreed that, pending the NCDOT determination, Harris Teeter will continue as a tenant.

The Company filed a lawsuit in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida, in May 2010, in order to enforce its approximate $3.8 million claim of lien on real property owned by FM Bayberry Cove Holding, LLC (“FM Bayberry”) for its share of the costs for construction of Tournament Drive in Daytona Beach, Florida. BB&T was included as a defendant as the current mortgage holder of the property subject to the Company’s lien. BB&T filed a counterclaim asserting that its mortgage is superior to the Company’s claim of lien, which the Company denied. BB&T and the Company each filed motions for summary judgment as to priority of their respective interests in the property, which were heard by the court on January 12, 2012. The Court determined that the Company’s interests were superior to the lien imposed by BB&T and all other interests. The Company subsequently filed a motion for summary judgment of foreclosure, which was before the Court at a hearing on June 22, 2012. BB&T was the only defendant that appeared at the hearing at which the Company and BB&T stated their agreement to entry of a final summary judgment of foreclosure in the Company’s favor. However, BB&T also stated its intention to appeal the final judgment based on the Court’s determination in the matter of priority.

On April 26, 2012, the Company announced a voluntary Odd-Lot Buy-Back Program (the “Program”), whereby the Company offered to purchase shares from shareholders who owned less than 100 shares of the Company’s common stock as of April 26, 2012. The Program reflected the Company’s interest in reducing the ongoing costs associated with shareholder recordkeeping and communications and to assist shareholders who may be deterred from selling their small lots of stock due to the costs that would be incurred. The Company paid all costs associated with the Program and purchased 14,634 shares under the Program at a cost of $453,654. The Program expired June 30, 2012. The repurchased shares are being held as treasury shares. The Company did not provide any recommendation regarding shareholder participation and the decision was entirely that of the shareholder as to whether to sell shares in this Program.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

NOTE 10. SUBSURFACE INTERESTS

During 2011, an eight-year oil exploration lease covering approximately 136,000 net mineral acres primarily in Lee County and Hendry County, Florida, was executed and a $913,657 first year bonus rental payment was received. An additional $922,000, representing the guaranteed second year’s lease payment, is being held in escrow. The Company will also receive royalty payments if production occurs. Lease income is being recognized on a straight-line basis over the guaranteed lease term. Year-to-date through June 30, 2012, lease income totaling $457,059 has been recognized.

The Company currently receives oil royalty payments under a separate agreement. Oil royalty income is recognized as the Company receives its royalty payments. Year-to-date through June 30, 2012, oil royalty income totaling $161,484 has been recognized.

NOTE 11. INCOME TAXES

The effective income tax rate for the three-month and six-month periods ended June 30, 2012, including income taxes attributable to the discontinued operations, was 38.0% and 38.1%, respectively. There was no change to unrecognized tax benefits during the periods. For the three-month period ended June 30, 2011 the effective income tax rate including income taxes attributable to the discontinued operations, was 31.0%. For the six month period ended June 30, 2011, an income tax benefit of $2,158 was recorded on income before tax of $57,717, equivalent to a negative effective tax rate including income taxes attributable to the discontinued operations, of 3.7%. The tax amounts recognized in 2011 were impacted by the recognition of approximately $24,000 of previously unrecognized tax benefits. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. The Company and its subsidiaries file consolidated income tax returns in the United States Federal jurisdiction and in several states. The Internal Revenues Service has audited the Company’s consolidated federal tax returns through the year 2006, with all proposed adjustments settled.

NOTE 12. SUBSEQUENT EVENTS

On July 25, 2012, CTLC through an affiliated company, which is a consolidated subsidiary, received fully executed copies of that certain Fifth Amendment to the Lease Agreement (the “Amendment”), whereby, effective as of July 18, 2012, the lease agreement entered into in August of 1997, between the Company, as the tenant/lessee, and the City of Daytona Beach, a Florida municipal corporation (the ‘City’), as Lessor, (the ‘Lease Agreement’) was amended. See Note 8.

The Amendment provides, among other things, the following amended terms to the Lease Agreement:

1.	Commencing September 1, 2012, and continuing throughout the initial lease term and any extension option (as defined in the Lease Agreement), the base rent payments will equal $250,000 per year subject to an annual rate adjustment beginning September 1, 2013, of 1.75%;

2.	Beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City in the following amounts:

a.	5% of gross revenues (as defined in the Amendment) exceeding $5,500,000 up to $6,500,000;

b.	7% of gross revenues (as defined in the Amendment) exceeding $6,500,000.

3.	The Company will spend no less than $200,000 prior to September 1, 2015, for certain capital improvements to the facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

NOTE 13. BUSINESS SEGMENT DATA

The Company primarily operates in three business segments: real estate, income properties, and golf. Real estate operations include land transactions, agricultural operations, and leasing properties for oil and mineral exploration.

The Company evaluates performance based on income or loss from continuing operations before income taxes. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Real Estate	$930,477	$69,002	$2,004,197	$138,826
Income Properties	2,454,689	2,227,488	4,793,712	4,435,697
Golf	1,253,079	1,347,704	2,582,658	2,721,280
General, Corporate, and Other	191,022	83,007	303,911	258,218

	$4,829,267	$3,727,201	$9,684,478	$7,554,021

Income (Loss):

Real Estate	$591,491	$(301,626)	$1,371,374	$(549,895)
Income Properties	1,781,868	1,613,710	3,466,302	3,212,167
Golf	(225,672)	(411,540)	(401,082)	(672,124)
General, Corporate, and Other	(1,261,794)	(561,495)	(2,914,872)	(2,178,897)

	$885,893	$339,049	$1,521,722	$(188,749)

Depreciation and Amortization:
Real Estate	$11,072	$49,157	$30,907	$106,723
Income Properties	487,778	466,982	948,902	932,152
Golf	43,444	102,072	87,207	205,737
General, Corporate, and Other	13,097	16,832	26,183	48,699

	$555,391	$635,043	$1,093,199	$1,293,311

Capital Expenditures:
Real Estate	$12,549	$83,545	$22,031	$304,930
Income Properties	6,890,120	1,727,507	6,890,120	1,868,125
Golf	—	2,179	—	4,155
General, Corporate, and Other	15,547	—	15,475	530

	$6,918,144	$1,813,231	$6,927,626	$2,177,740

	As of
	June 30, 2012	December 31, 2011
Identifiable Assets:
Real Estate	$45,165,626	$45,314,133
Income Properties	117,375,633	116,943,722
Golf	3,404,331	2,858,448
General, Corporate, and Other	10,618,559	5,149,500

	$176,564,149	$170,265,803

Income represents income (loss) from continuing operations before income taxes. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. General corporate assets and assets used in the Company’s other operations consist primarily of cash, property, plant, and equipment. There were no transactions between segments for either of the periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

NOTE 14. CONCENTRATION OF RISKS AND UNCERTAINTIES

The Company’s real estate investments are concentrated in the State of Florida. Uncertainty of the duration of the prolonged real estate and economic slump could have an adverse impact on the Company’s real estate values.

NOTE 15. RECENTLY ISSUED ACCOUNTING POLICIES

On January 1, 2012, the Company adopted Financial Accounting Standards Board (“FASB”) changes related to fair value measurement and disclosure. The changes are the result of convergence with International Financial Reporting Standards and clarify certain fair value measurement concepts and expand on existing disclosure requirements on Level 3 fair value measurements. The adoption of these changes did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2012, the Company adopted FASB changes related to the presentation of comprehensive income. The changes remove certain presentation options and require entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. There were no changes to the items that are reported in other comprehensive income. In December 2011, the FASB indefinitely deferred a requirement dealing with the presentation of reclassification adjustments out of accumulated other comprehensive income. Other than the sequencing of financial statements, the adoption of these changes did not have an impact on the Company’s consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We make forward-looking statements in this Quarterly Report, particularly in this Management’s Discussion and Analysis, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions, or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates, and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks factors described in our Annual Report on Form 10-K for the year ended December 31, 2011, and our Quarterly Reports on Form 10-Q.

OVERVIEW

We are a diversified real estate operating company. We own, acquire, and manage commercial real estate properties in four states in the U.S., with two self-developed properties located in Florida. We also own and manage a land portfolio, in excess of 11,000 acres in Florida, of which approximately 10,200 acres are located within and form a substantial portion of the western boundary of the City of Daytona Beach, and are well-located near central Florida’s Interstate 4 corridor and along both sides of Interstate 95. We also have golf course operations, conduct agricultural operations on Company owned land, and own and manage subsurface oil and mineral rights. The results of our agricultural and subsurface leasing operations are included in Real Estate Operations on our consolidated statement of operations.

Income Property Operations. Since 2000, we have pursued a strategy of investing in income properties utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes. Through the end of 2011, we had invested approximately $120 million in twenty-six income properties through this tax-deferred structure, one of which was sold in December, 2011, for $2.7 million, with two additional properties sold in the second quarter of 2012, for a total of $8.0 million. In April 2012, the Company funded a two-step transaction to acquire a 14,280 square-foot property leased by Walgreen Co., located in Boulder, Colorado, for a total acquisition cost of $7.4 million. The Company utilized the $2,779,511 in investment proceeds from the December 2011 sale of the property formerly leased by Barnes & Noble, located in Lakeland, Florida, in addition to the $4,090,323 of proceeds from the May 2012 sale of the Walgreens store located in Powder Springs, Georgia, to complete this acquisition. The lease to Walgreen Co. for this newly acquired property has an initial term of more than 20 years. The proceeds from the sale of the third property plus an additional $618,000 generated from a land transaction, are being held by an intermediary for reinvestment through the tax-deferred like-kind exchange process. Our current portfolio of income properties generates approximately $8.8 million of annual revenues from lease payments and has an average remaining lease term of 10.1 years, as of June 30, 2012. We expect to continue to focus on income-producing investments during fiscal 2012, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

The Company owns three retail banking sites in Florida and Georgia leased by RBC Centura Bank (“RBC”). In March 2012, RBC’s U.S. retail banking unit merged with PNC Bank. The Company does not expect the merger to have an adverse impact on the leases for these properties. Two of our bank sites are operating as PNC Bank. During the fourth quarter of 2009, RBC closed the branch at one of the retail banking sites owned by the Company located in Altamonte Springs, Florida. RBC remains obligated on the lease for the remaining term of the lease and has continued to make the scheduled lease payments.

Self-Developed Properties. As part of our overall strategy for investing in income-producing investments, we have self-developed two projects in Daytona Beach, Florida. The first project is a two-building, 31,000 square-foot flex office space complex located within Mason Commerce Center in Daytona Beach, Florida. This represents the first phase of a four-building planned commercial development. The second phase would allow for an identical two-building project to be built. As of June 30, 2012, the occupancy of the two-building complex is 94%. The second self-developed property is the first phase of a twelve-acre, four-lot commercial complex located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida. The parcel includes a 22,000 square-foot, two-story office building known as the Concierge Building, with approximately 75% of the building under lease to two tenants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of properties based on, among other possible factors, the current or expected performance of the property or favorable market conditions. Pursuant to our on-going review, two properties were sold in the second quarter of 2012, and four other income properties were listed for sale as of June 30, 2012. The Company anticipates making new investments in other income-producing assets with the proceeds from these transactions, utilizing the tax-deferred like-kind exchange structure, as circumstances permit.

Real Estate Operations. Until the significant downturn in the U.S. economy in 2008, the Company’s land transaction activity had been reasonably strong in the preceding several years. During 2009, however, land transactions decreased significantly, and in fiscal years 2010 and 2011, there were effectively no land transactions. We believe the trend in Company revenues and income from real estate transactions during this period were consistent with the overall trend of the national and local economies and the real estate markets in general. Over the last several years, roads and interstate overpasses have been constructed, extended, or improved, which we believe will benefit Company owned land and may have a positive impact on future activity of our land assets. In the second quarter of 2012, we completed the sale of 16.6 acres of industrial land west of Interstate 95 at a price of $618,272.

Historical revenues and income are not indicative of future results because of the unique nature of land transactions and variations in the cost basis of the owned land. A significant portion of the Company’s revenue and income in any given year may be generated through relatively large commercial real estate transactions. The timing for these real estate transactions, from the time of preliminary discussions through contract negotiations, due diligence periods, and the closing, can last from several months to several years. Although we believe there have been recent signals of improvement in the overall economy and credit markets, we do not expect a significant improvement of economic conditions, in particular with the real estate market, during the remainder of 2012, and as a result we believe our ability to enter into land transactions will be challenging in the near term.

Agricultural Operations. Our agricultural operations consist of growing, managing, and selling timber and hay on approximately 10,200 acres of our land portfolio located primarily on the west side of Daytona Beach, Florida. In previous periods we converted approximately 2,200 acres of our land portfolio used for timberland production into hay production. In March 2012, we engaged American Forest Management, Inc. to manage our timber, hay, and hunt leasing operations. The Company believes engaging external management will reduce operating expenses and increase operating efficiencies and will allow the Company to liquidate its inventory of agricultural equipment. During the second quarter of 2012, a hay and hunting lease was executed on approximately 3,377 acres of land. It is anticipated that this lease will generate approximately $106,000 in revenue over the five-year term of the lease. During the first six months of 2012, we sold substantially all of our agricultural equipment, generating proceeds of $439,150.

Subsurface Leasing Operations. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 490,000 surface acres in 20 Florida counties. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances additional revenues from royalties applicable to production from the lease acreage. During 2011, an eight-year oil exploration lease covering approximately 136,000 net mineral acres primarily located in Lee and Hendry Counties was executed and a $913,657 first year rental payment was received. An additional $922,000, representing the guaranteed payment for the second year of the lease, is being held in escrow, payable in September 2012. After the second year of the lease, the Company will receive royalty payments if oil production occurs. Alternately, if production does not commence by the third anniversary of the effective date of the lease and the lease is not terminated by the parties at that time, the Company will receive additional lease payments based upon the acres remaining under lease. The Company also generates income from the release of surface entry rights.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Golf Operations. Golf operations consist of the operation of two 18-hole championship golf courses with a three-hole practice facility, a clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95. LPGA International is a semi-private golf club consisting of the Champions course designed by Rees Jones and the Legends course designed by Arthur Hills. The Company leases the land and certain improvements attributable to the golf courses under a long-term lease with the City of Daytona Beach, Florida. Due to the continuing losses of the golf operations, the Company recorded an impairment charge totaling $4,012,476, before income tax, in 2011. The Company entered into a management agreement with an affiliate of ClubCorp America, effective January 25, 2012, to manage the LPGA International golf and clubhouse facilities. We believe ClubCorp, which owns and operates clubs and golf courses worldwide, will bring substantial golf and club management expertise and knowledge to the LPGA International golf operations, including the utilization of national marketing capabilities, aggregated purchasing programs, and implementation of an affiliate member program, which should improve membership levels through the access to other member clubs in the affiliate program.

In July 2012, the Company entered into an agreement to, among other things, amend the remaining lease payments under the golf course lease whereby the base rent payment scheduled to increase from $250,000 to $500,000 as of September 1, 2012, for the remainder of the lease term and any extensions, was reduced to $250,000 for the remaining term, subject to an annual rate increase of 1.75% beginning September 1, 2013. Since the inception of the lease, the Company has been recognizing the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent equal to $3,860,127 as of June 30, 2012.

Other Income. During the first quarter of 2012, the Company signed an excavation agreement for fill dirt removal with up to four 9-month excavation periods and received an upfront non-refundable payment of $250,000 for the first excavation period beginning March 2012, and ending November 30, 2012.

SUMMARY OF OPERATING RESULTS FOR QUARTER ENDED JUNE 30, 2012

Total revenue for the quarter ended June 30, 2012, increased 30% to $4.8 million, compared to $3.7 million during the same quarter in 2011. This increase included revenue generated by the sale of 16.6 acres of industrial land for $618,272 and increasing rent revenue in our income properties portfolio, offset slightly by a decrease in revenues from our golf operations. Total revenue for the quarter also reflected revenue from subsurface leasing arrangements commencing in the second half of 2011. Total revenues for the six months ended June 30, 2012, increased to $9.7 million, compared to $7.6 million during the same period in 2011.

Net income for the quarter ended June 30, 2012, increased 88% to $599,586, compared to $318,782 during the same quarter in 2011. Our results in the quarter benefited from the approximately $1.1 million increase in revenues and a reduction in operating expenses of approximately $280,000 in our golf operations, offset by increased general and administrative costs, which were attributable to an increase in our stock compensation expense of approximately $660,000 resulting from grants of stock options and restricted stock in the second half of 2011 and the second quarter of 2012. Net income for the six months ended June 30, 2012, increased to $1,093,987, equivalent to $0.19 per share, compared to $59,877, equivalent to $0.01 per share, during the same period in 2011. Our results through the six months ended June 30, 2012, benefited from the approximately $2.1 million increase in revenues and the reduction of operating expenses in our golf operations of approximately $410,000, offset by increased general and administrative costs, which were attributable to an increase in our stock compensation expense of approximately $460,000, resulting from the grants of stock options and restricted stock.

REAL ESTATE OPERATIONS

During the second quarter of 2012, income from real estate operations was $591,491 on revenues totaling $930,477. In addition to revenues of $618,272 produced from the sale of 16.6 acres of land, $311,000 of revenue was generated from subsurface royalties and leasing revenues. For the same period of 2011, a loss of $301,626 was realized from real estate operations on revenues totaling $69,002. No land transactions or leasing of subsurface interests occurred in the second quarter of 2011, with modest revenues produced from subsurface royalty income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Income from our real estate operations totaled $1,371,374 for the six months ended June 30, 2012, on total revenues of $2,004,197. In addition to the revenues of $618,272 received from a land transaction on 16.6 acres, revenues included approximately $730,000 recognized in connection with the final resolution of the Dunn Avenue Extension agreement, the aforementioned revenues from our subsurface interests, and modest hay sales. During the first six months of 2011, losses from real estate totaled $549,895 on revenues of $138,826. Revenues during the first half of 2011 were generated from subsurface royalties and a modest amount of hay sales.

INCOME PROPERTIES

Revenues and income from our income property operations totaled $2,454,689 and $1,781,868, respectively, during the second quarter of 2012, compared to total revenue and income of $2,227,488 and $1,613,710, for the second quarter of 2011. The increased revenues and income reflect increases of approximately 10%, respectively, compared to the results from the same period in 2011, due to increased rents from the acquisition of the Boulder, Colorado, property, additional leasing revenue from the expansion of one of our properties leased by CVS in mid-year 2011, and increased occupancy, commencing in the fourth quarter of 2011, at our self-developed flex-office buildings in Daytona Beach, Florida. The operating costs and expenses of our income property operations also increased approximately 10% during the period and reflect increased depreciation and common area expenses at the flex-office space due to increased occupancy in combination with higher depreciation associated with our newly acquired store. Costs and expenses for the income property operations totaled $672,821 and $613,778 for the second quarters of 2012 and 2011, respectively.

During the first six months of 2012, income properties produced income of $3,466,302 on revenues of $4,793,712. Both revenues and income increased approximately 8% over the same period in 2011, in which revenues and profits totaled $4,435,697 and $3,212,167, respectively, due to increased rents from our acquisition of the Boulder, Colorado, property, additional leasing revenue from the expanded CVS store, and increased occupancy at our self-developed flex office buildings in Daytona Beach. Income properties’ costs and expenses also rose 8% during the first six months of 2012, when compared to the prior year, due to the same factors that impacted the second quarter results. Income properties costs and expenses for the first six months of 2012 and 2011 totaled $1,327,410 and $1,223,530, respectively.

GOLF OPERATIONS

The Company’s golf operations incurred a loss of $225,672 during the second quarter of 2012, representing a 45% improvement over the loss of $411,540 in the second quarter of 2011. The significant improvement reflects decreased costs and expenses of approximately 16%, offset by a 7% decline in revenues. The reduction in operating costs and expenses was due, in part, to labor and cost of sales efficiencies achieved by the new management company engaged by the Company in January 2012, and lower depreciation expenses based on the lower cost basis of the property resulting from the write-down of the carrying value in September 2011. Golf operations costs and expenses totaled $1,478,751 and $1,759,244 for the quarters ended June 30, 2012 and 2011, respectively. Golf revenues totaled $1,253,079 in the second quarter 2012 and $1,347,704 in the prior year period. The decline in revenues reflected lower revenues generated from golf operations, due to a 15% reduction in rounds played, largely due to adverse weather conditions in the month of June.

During the first six months of 2012 golf operations incurred a loss of $401,082, representing a 40% improvement over the $672,124 loss incurred in the same period in 2011, primarily due to a 12% decrease in costs and expenses. Labor and cost of sales efficiencies, achieved by the new management company, were primarily responsible for the expense decline. Also contributing to the expense decline was lower depreciation expense on the reduced property basis resulting from the write-down in 2011. Golf operating costs and expenses totaled $2,983,740 and $3,393,404 in the first six months of 2012 and 2011, respectively. Partially offsetting the expense decrease was a 5% decline in golf operations revenues, with revenues totaling $2,582,658 and $2,721,280 for the periods of 2012 and 2011, respectively. The revenue reduction was primarily attributable to a 7% decrease in rounds played during the period when compared to the prior year. Also contributing to the revenue decline was lower food and beverage sales.

GENERAL, CORPORATE, AND OTHER

For the quarter ended June 30, 2012, interest and other income totaled $191,022, representing a 130% increase over the prior year’s same period, and was substantially comprised of gains posted on the disposition of hay equipment. Interest and other income totaling $83,007 posted in the second quarter of 2011. Interest and other income in the second quarter of 2011 included approximately $50,000 earned on investment securities, which were liquidated in the second half of 2011, combined with $33,000 recorded on the disposition of agriculture equipment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest and other income totaled $303,911 for the six months ended June 30, 2012, reflecting an increase in gains on the sale of agricultural equipment versus the same period in the prior year and no interest income. Revenue from the fill dirt agreement totaled $28,000 during the period. During the first six months of 2011, interest and other income totaled $258,218, reflecting interest earned on investment securities, a gain of $127,000 from the receipt of insurance proceeds in connection with claims made for destroyed agriculture equipment, and the sale of approximately $26,000 of fill dirt.

General and administrative expenses totaled $1,452,816 and $644,502 for the quarters ended June 30, 2012 and 2011, respectively, reflecting an increase of 125%. Substantially all of this increase is related to higher stock compensation costs as stock compensation was $490,000 higher than during the second quarter of 2011, due to grants made in late 2011 and in 2012. Higher legal and compensation expenses also contributed to the increase.

For the first six months of 2012, general and administrative expense rose 20%, before a $245,726 charge taken on the early extinguishment of debt, over the prior year’s same period. The increased expenses reflect the higher stock compensation costs, non-stock based compensation, and legal expenses. General and administrative expenses amounted to $2,973,057 and $2,437,115 for the six month periods of 2012 and 2011, respectively.

DISCONTINUED OPERATIONS

During the fourth quarter of 2011, three income properties were classified as assets held for sale on the Company’s balance sheet with the applicable results of operations classified as discontinued operations, net of income tax. The sales transaction on these two properties closed during the second quarter of 2012. Additionally, the Company’s property previously leased to Barnes & Noble in Lakeland, Florida, was sold during the fourth quarter of 2011. This property and the applicable results of operations were shown as discontinued operations on the statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash, including restricted cash of $4,374,407, totaled $10,984,376 at June 30, 2012. The restricted cash is being held for additional investments utilizing the tax-deferred like-kind exchange structure.

Our total cash balance reflects an increase in both our cash flow from operations, primarily resulting from our increased net income, and the net effect of increased borrowings in connection with the two-step process to acquire the income property in Boulder, Colorado.

Our cash flows from investing activities used funds approximating $816,000 for the six-month period ended June 30, 2012, and reflected the $7.4 million acquisition of the Boulder, Colorado property, offset by the disposition of the properties held for sale and the disposition of agricultural equipment.

Total notes payable equaled $20,876,849 at June 30, 2012, an increase of approximately $5,610,000 from the balance as of December 31, 2011. Notes payable increased from year-end 2011 balance, largely due to the transition in our lending relationship. In July, we paid down our credit facility, reducing notes payable by $4,150,000.

On February 27, 2012, we entered into a financing agreement with Bank of Montreal. The agreement consists of a $46.0 million revolving credit facility with a maturity of February 27, 2015, subject to a one-year extension at the option of the Company. The indebtedness outstanding accrues interest at a rate ranging from the 30-day London Interbank Offer Rate (“LIBOR”) plus 175 basis points to LIBOR plus 250 basis points, with the spread over LIBOR based on a ratio of the Company’s total indebtedness to total asset value. Under an accordion feature, the Company has the option to expand the borrowing capacity up to $75.0 million. The indebtedness under the facility is unsecured and is guaranteed by certain subsidiaries of the Company.

The BMO facility replaces a $25.0 million revolving credit facility with SunTrust Bank, which had a maturity date of June 27, 2014. At the inception of the BMO facility, we drew $16.2 million, which included funds to pay off the $9.7 million outstanding balance on the prior SunTrust facility and approximately $5.6 million, to pay off a term loan with SunTrust Bank, which had a maturity of July 1, 2012. The indebtedness outstanding under the prior revolving line of credit and term loan were secured by certain assets of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company used approximately $6.9 million of cash on the acquisition of property, plant, and equipment during the first six months of 2012, which was substantially comprised of the acquisition of the property located in Boulder, Colorado, as described below. We are targeting an additional $10 million to $15 million of acquisitions in income- producing properties during the remainder of 2012. As additional funds become available from additional land transactions, or the sale of income properties qualified under the like-kind exchange deferred-tax structure, we expect to reinvest those proceeds into our acquisition of income producing investments. Additional funds expected to be invested for tenant improvements on our self-developed income properties will only occur as new leases are secured. We have no contractual requirements to make capital expenditures, except for a commitment to invest $200,000 on the Golf Operations by September of 2015, which the Company anticipates to spend in 2012. Investments in capital improvements can be reduced at our discretion based on operating cash needs.

In April 2012, the Company funded a two-step transaction to acquire a 14,280 square-foot property leased by Walgreen Co., located in Boulder, Colorado, for a total acquisition cost of $7.4 million. The Company utilized the $2,779,511 in investment proceeds from the December 2011 sale of the property formerly leased by Barnes & Noble, located in Lakeland, Florida, in addition to the $4,090,323 of proceeds from the May 2012 sale of the Walgreens store located in Powder Springs, Georgia, to complete this acquisition. The lease to Walgreen Co. for this newly acquired property has an initial term of more than 20 years.

Liquidity and capital resources to fund any planned acquisitions and capital improvements in fiscal 2012 and the near-term, are expected to be provided from our existing cash, cash generated by our operating activities, proceeds from land transactions or the sale of income properties, and financing sources that are currently in place, specifically the new revolving line of credit facility. We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with approximately $25.1 million available capacity on the existing $46 million credit facility.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. Through June 30, 2012, 4,660 shares had been repurchased at a total cost of $104,648, with no repurchases occurring during 2012.

On April 26, 2012, the Company announced a voluntary Odd-Lot Buy-Back Program (the “Program”), whereby the Company offered to purchase shares from shareholders who owned less than 100 shares of the Company’s common stock as of April 26, 2012. The Program reflected the Company’s interest in reducing the ongoing costs associated with shareholder recordkeeping and communications and to assist shareholders who may be deterred from selling their small lots of stock due to the costs that would be incurred. The Company paid all costs associated with the Program and purchased 14,634 shares under the Program at a total cost of $453,654. The Program expired June 30, 2012. The Company did not provide any recommendation regarding shareholder participation and the decision was entirely that of the shareholder as to whether to sell shares in this Program.

Our Board of Directors and management consistently review the allocation of capital with the goal of providing the best long-term return for our shareholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing stock, and retaining funds for reinvestment. Annually, the Board reviews our business plan and corporate strategies, and makes adjustments as circumstances warrant. Management’s focus is to continue our strategy to diversify our portfolio by redeploying proceeds from like-kind exchange transactions and utilizing our credit facility to increase our portfolio of income- producing properties, providing stabilized cash flows with good risk adjusted returns primarily in larger metropolitan areas.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We may also utilize our under leveraged balance sheet to invest in loans, securities, and other shorter term investments. Targeted investment classes include the following:

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2011. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. For the six-months ended June 30, 2012, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We manage our debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. We are primarily exposed to interest rate risk on our outstanding debt borrowings, which totaled $20,876,849 at June 30, 2012. The borrowings bear variable rates of interest based on market rates. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would not materially affect our financial position, results of operations, or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of June 30, 2012, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2010, St. Johns River Water Management District (the “District”) served the Company with an administrative complaint filed with the Florida Department of Administrative Hearings in connection with certain Company agricultural operations that alleged the Company constructed and operated a surface water management system without the proper permit. The Company disagreed with the District’s assertions in the complaint on the basis that its operations were agriculturally exempt from permitting and requested an administrative hearing. This case was subsequently continued in abeyance due to new legislation affecting the agricultural exemption and to accommodate settlement discussions between the parties. Pursuant to the new legislation, the District elected to have the Florida Department of Agriculture and Consumer Services (“DACS”) make a binding determination of the applicability of the agricultural exemption to the Company’s agricultural operations. Based on site-specific characteristics, historical land use, and documented industry practices, DACS concluded the Company engaged in normal and customary agricultural practices for operations on 117 acres and the agricultural exemption from permitting applied those acres. DACS believes that a portion of the remaining 101 acres alleged by the District to be wetlands may have required an Environmental Resource Permit prior to commencing our agricultural operations in those areas but was unable to make a determination based on readily available information. Any potential resolution regarding the remaining acreage is uncertain and an estimate of any range of loss is not determinable at this time.

On November 21, 2011, the Company, Indigo Mallard Creek LLC, and Indigo Development LLC, as owners of the Harris Teeter income property in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving the Harris Teeter income property. As a result of the proposed road modifications, an all-access intersection with a traffic signal at Mallard Creek Road is proposed to be modified to right-in/right-out only access. Harris Teeter, Inc. (“Harris Teeter”), as the tenant under the lease for this property, notified the Company that it believes the loss of the all-access intersection materially adversely affects its business at this location. According to Harris Teeter’s interpretation of the lease, this allows it the right to terminate the lease, which it originally anticipated would occur immediately preceding construction commencement (which Harris Teeter estimated to be approximately July 31, 2012). The Company does not believe the road modifications provide a basis for Harris Teeter to terminate the lease and has responded to Harris Teeter through North Carolina counsel engaged by the Company to represent its interests in both the condemnation proceedings and the tenant matter. The Company, through counsel, has also reached out to other affected businesses and to the North Carolina Department of Transportation (“NCDOT”) in an effort to persuade NCDOT to keep the all-access intersection intact and, notwithstanding the foregoing; Harris Teeter has indicated a present willingness to assist in this endeavor. In May 2012, NCDOT indicated that it will not reach a final decision on its consideration of this matter for 6 to 18 months, and that, in the meantime, the intersection would remain all-access. Harris Teeter has agreed that, pending the NCDOT determination, Harris Teeter will continue as a tenant.

The Company filed a lawsuit in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida, in May 2010, in order to enforce its approximate $3.8 million claim of lien on real property owned by FM Bayberry Cove Holding, LLC (“FM Bayberry”) for its share of the costs for construction of Tournament Drive, in Daytona Beach, FL. BB&T was included as a defendant as the current mortgage holder of the property subject to the Company’s lien. BB&T filed a counterclaim asserting that its mortgage is superior to the Company’s claim of lien which the Company denied. BB&T and the Company each filed motions for summary judgment as to priority of their respective interests in the property, which were heard by the court on January 12, 2012. The Court determined that the Company’s interests were superior to the lien imposed by BB&T and all other interests. The Company subsequently filed a motion for summary judgment of foreclosure, which was before the Court at a hearing on June 22, 2012. BB&T was the only defendant that appeared at the hearing at which the Company and BB&T stated their agreement to entry of a final summary judgment of foreclosure in the Company’s favor. However, BB&T also stated its intention to appeal the final judgment based on the Court’s determination in the matter of priority.

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

We wish to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year-ended December 31, 2012, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market in the City of Daytona Beach and Volusia County, Florida; the impact of a prolonged recession or further downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of environmental and land use regulations; extreme or severe weather conditions; the impact of competitive real estate activity; variability in quarterly results due to the unpredictable timing of land transactions; the loss of any major income property tenants; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011. There have been no material changes to those risk factors. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER REPURCHASE OF EQUITY SECURITIES

In November 2008, the Company’s Board of Directors authorized the repurchase by the Company from time to time of up to $8 million of its common stock. This share repurchase program does not have a stated expiration date. There were no repurchases made under the program during the quarter ended June 30, 2012. From inception of the program, the Company has repurchased 4,660 shares of its common stock at a total cost of $104,648.

On April 26, 2012, the Company announced a voluntary Odd-Lot Buy-Back Program (the “Program”), whereby the Company offered to purchase shares from shareholders who owned less than 100 shares of the Company’s common stock as of April 26, 2012. The Program reflected the Company’s interest in reducing the ongoing costs associated with shareholder recordkeeping and communications and to assist shareholders who may be deterred from selling their small lots of stock due to the costs that would be incurred. The Company paid all costs associated with the Program and purchased 14,634 shares under the Program at a total cost of $453,654. The Program expired June 30, 2012. The repurchased shares are being held as treasury shares. The Company did not provide any recommendation regarding shareholder participation and the decision was entirely that of the shareholder as to whether to sell shares in this Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 – April 30, 2012	—	$—	—	$7,895,352
May 1, 2012 – May 31, 2012	—	—	—	7,895,352
June 1, 2012 – June 30, 2012	14,634	31.00	14,634	7,895,352

Total	14,634	$31.00	14,634	$7,441,698

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 3.1	Amended and Restated Articles of Incorporation of Consolidated-Tomoka Land Co., dated October 26, 2011, filed as Exhibit 3.1 to the registrant’s Current Report Form 8-K filed October 28, 2011, and incorporated herein by reference.

Exhibit 3.2	Amended and Restated Bylaws of Consolidated-Tomoka Land Co., dated April 27, 2011, filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed April 28, 2011, and incorporated herein by reference.

Exhibit 31.1	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	*XBRL Instance Document

Exhibit 101.SCH	*XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	*XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	*XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	*XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	*XBRL Taxonomy Definition Linkbase Document

*	Furnished herewith (not filed).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

August 8, 2012	By:	/S/ JOHN P. ALBRIGHT
John P. Albright President and Chief Executive Officer

August 8, 2012	By:	/S/ MARK E. PATTEN
Mark E. Patten, Senior Vice President and Chief Financial Officer