Form 10-Q
period 2012-09-30
CONSOLIDATED TOMOKA LAND CO
filed 2012-11-07
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Class of Common Stock Outstanding

November 1, 2012

$1.00 par value 5,846,342

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2012	2011
ASSETS
Cash	$2,381,299	$6,174
Restricted Cash	3,764,058	2,779,511
Refundable Income Tax	—	399,905
Land and Development Costs	27,844,287	27,825,924
Intangible Assets	3,880,128	3,572,096
Assets Held for Sale	—	7,694,710
Other Assets	7,595,195	8,023,872

	$45,464,967	$50,302,192

Property, Plant and Equipment:
Land, Timber and Subsurface Interests	$15,144,835	$15,109,298
Golf Buildings, Improvements and Equipment	2,535,294	2,535,294
Income Properties Land, Buildings and Improvements	120,173,169	111,564,673
Other Furnishings and Equipment	932,504	2,320,766

Total Property, Plant and Equipment	138,785,802	131,530,031
Less, Accumulated Depreciation and Amortization	(11,745,344)	(11,566,420)

Net - Property, Plant and Equipment	127,040,458	119,963,611

TOTAL ASSETS	$172,505,425	$170,265,803

LIABILITIES
Accounts Payable	$196,564	$385,685
Accrued Liabilities	7,671,153	7,317,676
Accrued Stock Based Compensation	351,028	484,489
Pension Liability	1,219,171	1,586,513
Income Taxes Payable	345,393	—
Deferred Income Taxes	31,874,836	32,060,283
Notes Payable	16,726,849	15,266,714

TOTAL LIABILITIES	$58,384,994	$57,101,360

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Common Stock – 25,000,000 shares authorized; $1 par value, 5,725,442 issued and 5,831,708 shares outstanding at September 30, 2012; 5,724,147 issued and 5,829,464 outstanding at December 31, 2011	$5,725,442	$5,724,147
Treasury Stock, at cost – 14,634 Shares held at September 30, 2012, with no shares held at December 31, 2011	(453,654)	—
Additional Paid in Capital	6,683,030	5,697,554
Retained Earnings	103,295,038	102,872,167
Accumulated Other Comprehensive Loss	(1,129,425)	(1,129,425)

TOTAL SHAREHOLDERS’ EQUITY	$114,120,431	$113,164,443

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$172,505,425	$170,265,803

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED TOMOKA LAND CO.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Revenues
Income Properties	$2,461,342	$2,301,016	$7,241,189	$6,723,261
Real Estate Operations	331,496	69,406	2,299,102	200,712
Golf Operations	861,326	838,646	3,443,984	3,559,926
Other Income	186,458	16,646	264,894	67,778

Total Revenues	$3,840,622	$3,225,714	$13,249,169	$10,551,677

Direct Cost of Revenues
Income Properties	$(199,710)	$(129,271)	$(518,904)	$(374,662)
Real Estate Operations	(143,138)	(151,671)	(531,913)	(527,289)
Golf Operations	(1,314,428)	(1,300,876)	(4,210,959)	(4,488,542)
Other	(28,530)	(206,906)	(166,420)	(444,664)

Total Direct Cost of Revenues	$(1,685,806)	$(1,788,724)	$(5,428,196)	$(5,835,157)

General and Administrative	$(1,864,770)	$(1,228,398)	$(4,200,082)	$(3,459,469)
Stock Compensation	(446,678)	10,676	(870,303)	51,855
Impairment Charges	—	(6,618,888)	—	(6,618,888)
Depreciation and Amortization	(584,210)	(604,953)	(1,723,504)	(1,733,396)
Gain (Loss) on Disposition of Assets	(33,513)	42,692	242,051	155,607

Total Operating Expenses	$(4,614,977)	$(10,187,595)	$(11,980,034)	$(17,439,448)

Operating Income (Loss)	(774,355)	(6,961,881)	1,269,135	(6,887,771)

Interest Income	453	41,436	820	156,580
Interest Expense	(124,650)	(167,996)	(401,060)	(545,999)
Loss on Early Extinguishment of Debt	—	—	(245,726)	—

Income (Loss) from Continuing Operations
Before Income Tax	(898,552)	(7,088,441)	623,169	(7,277,190)
Income Tax	341,946	2,778,394	(237,238)	2,875,627

Income (Loss) from Continuing Operations	(556,606)	(4,310,047)	385,931	(4,401,563)
Income from Discontinued Operations (net of tax)	—	92,055	151,450	243,448

Net Income (Loss)	$(556,606)	$(4,217,992)	$537,381	$(4,158,115)

Per Share Information
Basic and Diluted
Income (Loss) from Continuing Operations	$(0.10)	$(0.75)	$0.06	$(0.77)
Income from Discontinued Operations (net of tax)	—	(0.01)	0.03	0.04

Net Income (Loss)	$(0.10)	$(0.74)	$0.09	$(0.73)

Dividends Declared & Paid	$—	$—	$0.02	$0.02

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Income (Loss)	$(556,606)	$(4,217,992)	$537,381	$(4,158,115)

Other Comprehensive Income
Cash Flow Hedging Derivative (net of tax of $33,354 and $93,277 respectively)	—	53,112	—	148,530
Mark to Market Available-for-Sale	—	14,844	—	—
Investment Securities (net of tax of $9,322)

Total Other Comprehensive Income, Net of Tax	—	67,956	—	148,530

Total Comprehensive Income (Loss)	$(556,606)	$(4,150,036)	$537,381	$(4,009,585)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance December 31, 2011	$5,724,147	$5,697,554	$102,872,167	$(1,129,425)	—	$113,164,443
Net Income	—	—	537,381	—	—	537,381
Stock Repurchase	—	—	—	—	(453,654)	(453,654)
Exercise of Stock Options	1,295	36,234	—	—	—	37,529
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	949,242	—	—	—	949,242
Cash Dividends ($0.02 per share)	—	—	(114,510)	—	—	(114,510)

Balance September 30, 2012	$5,725,442	$6,683,030	$103,295,038	$(1,129,425)	$(453,654)	$114,120,431

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2012	2011
Cash Flow from Operating Activities:
Net Income (Loss)	$537,381	$(4,158,115)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Depreciation and Amortization	1,969,354	1,940,410
Impairment of Long-Lived Assets	—	6,618,888
Gain on Disposition of Property, Plant and Equipment	(242,051)	(294,496)
Deferred Income Taxes	(185,447)	(2,945,195)
Non-Cash Compensation	870,304	(51,855)

Decrease (Increase) in Assets:
Refundable Income Taxes	399,905	29,351
Land and Development Costs	(18,363)	(123,007)
Other Assets	108,562	151,546

(Decrease) Increase in Liabilities:
Accounts Payable	(189,121)	(831,869)
Accrued Liabilities and Accrued Stock Based Compensation	(32,951)	1,189,606
Income Taxes Payable	345,393	180,998

Net Cash Provided By Operating Activities	$3,562,966	$1,706,262

Cash Flow From Investing Activities:
Acquisition of Property, Plant and Equipment	(8,661,344)	(3,062,108)
Investment in Intangible Assets	(610,870)	(130,070)
Increase in Restricted Cash for Acquisition Through the Like-Kind Exchange Process	(984,547)	—
Proceeds from Sales, Calls or Maturities of Investment Securities	—	6,336,530
Acquisition of Investment Securities	—	(1,873,597)
Proceeds from Disposition of Property, Plant and Equipment	480,150	400,250
Proceeds from Disposition of Assets Held for Sale	7,694,710	—

Net Cash Provided by (Used In) Investing Activities	$(2,081,901)	$1,671,005

Cash Flow from Financing Activities:
Proceeds from Notes Payable	22,341,849	8,273,000
Payments on Notes Payable	(20,881,714)	(11,710,766)
Cash Proceeds from Exercise of Stock Options	2,089	3,378
Cash Used to Repurchase Common Stock	(453,654)	—
Dividends Paid	(114,510)	(114,481)

Net Cash Provided by (Used In) Financing Activities	$894,060	$(3,548,869)

Net Increase (Decrease) in Cash	2,375,125	(171,602)
Cash, Beginning of Year	6,174	337,617

Cash, End of Period	$2,381,299	$166,015

Income taxes totaling $227,500 were refunded in the first nine months of 2012, with $105,381 income tax paid in the first nine months of 2011.

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS

Description of Business

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. (“CTLC”) together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own, acquire, and manage commercial real estate properties in five states in the U.S., with two self-developed properties located in Florida. We also own and manage a land portfolio in excess of 11,000 acres in Florida, of which approximately 10,200 acres are located within and form a substantial portion of the western boundary of the City of Daytona Beach and are well-located near central Florida’s Interstate 4 corridor and along both sides of Interstate 95. We also have golf course operations, own and manage subsurface oil and mineral rights, and lease property for agricultural operations, billboards and hunting activities. The results of our agricultural and subsurface leasing operations are included in Real Estate Operations on our consolidated statement of operations. Our agricultural operations consist of growing, leasing, and selling timber and hay on approximately 10,200 acres of our land portfolio, which are managed by a third party. Our operations and land portfolio are predominantly located in Volusia County, Florida, and we have income properties located in Arizona, Colorado, Florida, Georgia, and North Carolina.

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements do not include all of the information and notes required by accounting principles in the United States of America for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended, December 31, 2011, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties and other matters. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of operations for the interim periods. Certain items in the prior year’s consolidated statement of operations have been reclassified to conform to the presentation of statements of operations for the three and nine months ended September 30, 2012. Specifically, the amounts of stock compensation expense, depreciation and amortization expense, and interest expense have been segregated into separate line items whereas previously these amounts were included in general and administrative expense. These reclassifications had no effect on the current year and prior year presentation of income (loss) from continuing operations before taxes.

The results of operations for the first nine months of 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012.

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

Because of the adverse market conditions that currently exist in the Florida and national real estate markets, and the financial and credit markets, it is possible that the estimates and assumptions, most notably with the Company’s investment in income properties and its pension liability, could change materially during the time span associated with the continued weakened state of the real estate and financial markets.

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

In the fourth quarter of 2011, we sold our former Barnes & Noble property in Lakeland, Florida for $2.9 million. This property had been vacant since the lease expired at the end of January 2010. In May 2012, we sold our income property in Asheville, North Carolina, which was leased to Northern Tool and Equipment, for $3.925 million. We also sold our income property in Powder Springs, Georgia, which was leased to Walgreen Co., for $4.09 million. A gain of $78,455 was recognized on the sale of the two properties in the quarter ended June 30, 2012.

Following is a summary of income from discontinued operations for the periods:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Leasing Revenue and Other Income	$—	$196,758	$168,106	$527,790
Costs and Other Expenses	—	(46,892)	—	(131,456)

Income from Operations	—	149,866	168,106	396,334
Gain on Sale of Property	—	—	78,455	—

Income before Income Tax	—	149,866	246,561	396,334
Income Tax	—	(57,811)	(95,111)	(152,886)

Income from Discontinued Operations	$—	$92,055	$151,450	$243,448

NOTE 3. IMPAIRMENT OF LONG-LIVED ASSETS

During the third quarter of 2011, the Company recognized an impairment charge for its golf operations’ assets totaling $4,012,476. The fair market value of the property was determined to be $2,500,000. This fair market value was determined, among other things, through a third party valuation specialist in the golf course industry.

During the third quarter of 2011, the Company also conducted an impairment analysis on 317 acres of land, in Daytona Beach, FL. The analysis resulted in an impairment charge of $2,606,412. The charge represented the entire cost basis of the property, reflecting both the high carrying costs associated with these parcels relative to the current market value of the land and management’s determination to not pay the property taxes or other property assessments and to not contest any legal proceedings which would result in the forfeiture of title to the land through issuance of a tax deed or foreclosure.

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

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income (Loss) Available to Common Shareholders:
Income (Loss) from Continuing Operations	$(556,606)	$(4,310,047)	$385,931	$(4,401,563)
Discontinued Operations	—	92,055	151,450	243,448

Net Income (Loss)	$(556,606)	$(4,217,992)	$537,381	$(4,158,115)

Weighted Average Shares Outstanding	5,710,808	5,724,147	5,720,303	5,724,089
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	—	—	—	—

Total Shares Applicable to Diluted Earnings (Loss) Per Share	5,710,808	5,724,147	5,720,303	5,724,089

Basic and Diluted Per Share Information:

Income (Loss) from Continuing Operations	$(0.10)	$(0.75)	$0.06	$(0.77)
Discontinued Operations	—	0.01	0.03	0.04

Net Income (Loss)	$(0.10)	$(0.74)	$0.09	$(0.73)

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

NOTE 6. PENSION PLAN

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

Following are the components of the Net Periodic Benefit Cost:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Service Cost	$23,594	$74,595	$70,782	$223,784
Interest Cost	101,672	113,933	305,016	341,799
Expected Return on Plan Assets	(135,492)	(166,487)	(406,476)	(499,460)
Net Amortization	17,425	9,053	52,275	27,160

Net Periodic Benefit Cost	$7,199	$31,094	$21,597	$93,283

NOTE 7. NOTES PAYABLE

On February 27, 2012, the Company entered into a new Credit Agreement (the “Agreement”) with Bank of Montreal (“BMO”) as Administrative Agent, Letter of Credit Issuer, and a Lender. The Agreement consists of a $46.0 million revolving credit facility with a maturity date of February 27, 2015 (the “Credit Facility”). The indebtedness outstanding under the Agreement accrues interest at a rate ranging from the 30-day London Interbank Offer Rate (“LIBOR”) plus 175 basis points to LIBOR plus 250 basis points based on the total balance outstanding under the facility as a percentage of total asset value of the Company. As of September 30, 2012, the interest rate was LIBOR plus 175 basis points. This facility also includes an accordion feature allowing the Company to increase the facility size up to $75 million. The credit facility is unsecured and is guaranteed by certain subsidiaries of the Company.

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

On September 20, 2012, the Company entered into the First Amendment to the Credit Agreement (“Amendment”). This Amendment, under the accordion feature, expanded the credit facility to $62.0 million. The Amendment also modified some of the restrictive covenants contained in the original Agreement. These changes to the restrictive covenants are not considered material in nature.

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

NOTE 7. NOTES PAYABLE (continued)

Notes payable consist of the following:

	September 30, 2012
	Total	Due Within One Year
$62 Million Credit Facility	$16,726,849	$—

	$16,726,849	$—

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending September 30,
2013	$—
2014	—
2015	16,726,849
2016	—
2017 and Thereafter	—

$16,726,849

At September 30, 2012, there was $45,273,151 of available borrowing capacity on the existing $62,000,000 credit facility.

For the first nine months of 2012, interest expense was $401,060, with interest totaling $367,703 paid during the period. No interest was capitalized during the first nine months of 2012.

For the first nine months of 2011, interest expense was $545,999, net of $22,448 interest capitalized to construction in process during the period, with interest totaling $568,447 paid during the period.

The Company is in compliance with all of its debt covenants as of September 30, 2012.

NOTE 8. STOCK-BASED COMPENSATION

Under the 2010 Consolidated-Tomoka Land Co. Equity Incentive Plan (the “2010 Plan”), the Company granted non-vested restricted stock to certain key employees, with vesting based upon the achievement of specified market conditions, which are defined as the Company’s total shareholder return as compared to the total shareholder return of certain peer groups during a five-year performance period.

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

A summary of activity during the nine months ended September 30, 2012, is presented below:

Market Condition Non-Vested Restricted Shares

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	9,317	$23.13
Granted	0	0
Vested	0	0
Forfeited	(1,417)	23.13

Outstanding at September 30, 2012	7,900	$23.13

As of September 30, 2012, there was $114,786 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 3.1 years.

NOTE 8. STOCK-BASED COMPENSATION (continued)

In connection with the appointment of John P. Albright as President and Chief Executive Officer and Mark E. Patten as Senior Vice President and Chief Financial Officer of the Company, the Company granted the following equity awards:

•

Non-Qualified Stock Option Award: Pursuant to the Consolidated-Tomoka Land Co. Non-Qualified Stock Option Award Agreements between the Company and Mr. Albright and Mr. Patten (the “Stock Option Award Agreement”), Mr. Albright and Mr. Patten were granted options to purchase 50,000 and 10,000 shares of Company common stock, respectively, under the 2010 Plan with an exercise price per share equal to the fair market value on the grant dates. One-third of the options will vest on each of the first, second, and third anniversaries of the grant dates, provided they are an employee of the Company on those dates. In addition, any unvested portion of the options will vest upon a change in control. The options expire on the earliest of (a) the tenth anniversary of the grant date; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

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

The Company used the Black-Scholes valuation model to determine the fair value of its non-qualified stock option awards. The determination of the fair value of the awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the term of the awards, annual dividends, and a risk-free interest rate assumption.

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

A summary of the activity for both awards during the nine months ended September 30, 2012, is presented below:

NON-QUALIFIED STOCK OPTION AWARD

	Shares	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	50,000	$28.90
Granted	10,000	29.34
Exercised	—	—
Expired	—	—

Outstanding at September 30, 2012	60,000	$28.97	9.20	—

Exercisable at September 30, 2012	—	—	—	—

NOTE 8. STOCK-BASED COMPENSATION (continued)

As of September 30, 2012, there was $388,005 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a period of 2.0 years.

MARKET CONDITION INDUCEMENT GRANT OF RESTRICTED SHARES

	Shares	Weighted Average Ex Price
Outstanding at December 31, 2011	96,000	$18.47
Granted	17,000	18.02
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2012	113,000	$18.40

As of September 30, 2012, there was $871,189 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 1.2 years.

The Company previously had a stock option plan (the “2001 Plan”) pursuant to which 500,000 shares of the Company’s common stock could be issued. The 2001 Plan expired in 2010, and no new stock options may be issued thereunder. Under the 2001 Plan, both stock options and stock appreciation rights were issued in prior years and such issuances were deemed to be liability-classified awards under the Share-Based Payment Topic of FASB ASC.

A summary of share option activity under the 2001 Plan as of September 30, 2012, and changes during the nine months then ended is presented below:

STOCK OPTIONS

	Shares	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	205,800	$53.12
Granted	—	—
Exercised	(4,000)	20.12
Expired	(82,200)	54.96

Outstanding at September 30, 2012	119,600	$52.95	4.53	$54,972

Exercisable at September 30, 2012	105,680	$54.50	4.31	$54,972

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

STOCK APPRECIATION RIGHTS

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	205,800	$0.93
Granted	—	—
Exercised	(4,000)	4.77
Expired	(82,200)	0.42

Outstanding at September 30, 2012	119,600	$1.04	4.53	$29,600

Exercisable at September 30, 2012	105,680	$0.95	4.31	$29,600

NOTE 8. STOCK-BASED COMPENSATION (continued)

In connection with the exercise of 4,000 option shares, 1,295 shares of stock were issued and 2,705 shares of stock were surrendered to relieve the stock option liability by $35,440. Cash proceeds of $2,089 were received on the exercise of stock options. The intrinsic value of the stock options and stock appreciation rights exercised during the period was $35,440 and $19,083, respectively.

As of September 30, 2012, there was $9,226 of unrecognized compensation related to stock options and stock appreciation rights under the 2001 Plan, which will be recognized over a weighted average period of 1.21 years.

NOTE 9. ACCRUED LIABILITIES

The Company has certain accrued liabilities on its consolidated balance sheets, which consisted of the following:

	As of
	September 30, 2012	December 31, 2011
Golf Course Lease	$3,847,949	$3,792,086
Deferred Compensation	848,064	1,598,871
Deferred Road Construction Costs	—	570,804
Accrued Property Taxes	656,800	237,967
Deferred Lease and Other Income	1,106,063	678,219
Other Post-Retirement Benefits	195,657	207,319
Legal Reserves	611,691	—
Other	404,929	232,410

	$7,671,153	$7,317,676

In July 2012, the Company entered into an agreement to, among other things, amend the remaining lease payments under the golf course lease (the “Lease Amendment”) whereby, the base rent payment scheduled to increase from $250,000 to $500,000 as of September 1, 2012, for the remainder of the lease term and any extensions, was reduced to $250,000 for the remaining term, subject to an annual rate increase of 1.75% beginning September 1, 2013. Under the lease Amendment, the Company agreed to make capital expenditures of at least $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City in the amounts of 5% of gross revenues (as defined in the Lease Amendment) exceeding $5,500,000 up to $6,500,000 and 7% of gross revenues (as defined in the Amendment) exceeding $6,500,000. Since the inception of the lease, the Company has been recognizing the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent equal to $3,847,949 as of September 30, 2012. Upon the effective date of the amendment to the lease, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the landlord, which amount will be recognized into income over the remaining lease term of 10 years.

NOTE 10. SUBSURFACE INTERESTS

During 2011, an eight-year oil exploration lease covering approximately 136,000 net mineral acres primarily in Lee County and Hendry County, Florida, was executed and a $913,657 first year bonus rental payment was received. An additional $922,114, representing the guaranteed second year’s delay rent, was received in September 2012. The Company will also receive royalty payments if production occurs. Lease income is being recognized on a straight-line basis over the guaranteed lease term. Year-to-date through September 30, 2012, lease income totaling $688,100 has been recognized, with $20,091 recognized in the first nine months of 2011.

The Company currently receives oil royalty payments under a separate agreement, in which production is occurring. Oil royalty income is recognized as production occurs, for which the Company receives its royalty payments. Year-to-date through September 30, 2012, oil royalty income totaling $215,806 was recognized. Royalty income was $170,371 recognized in the first nine months of 2011. Oil royalty income is reported in real estate operations revenues.

NOTE 11. INCOME TAXES

The effective income tax rate for the three-month and nine-month periods ended September 30, 2012, including income taxes attributable to the discontinued operations, was 38.1% and 38.2%, respectively. There was no change to unrecognized tax benefits during the periods. For the three-month and nine-month periods ended September 30, 2011, the effective income tax rate, including income taxes attributable to the discontinued operations, was 39.2% and 39.6%, respectively. The tax amounts recognized for the nine-month period of 2011 were impacted by the recognition of approximately $24,000 of previously unrecognized tax benefits. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur.

The Company and its subsidiaries file consolidated income tax returns in the United States Federal jurisdiction and in several states. The Internal Revenue Service has audited the Company’s consolidated federal tax returns through the year 2006, with all proposed adjustments settled.

NOTE 12. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of our business. While the outcome of the legal proceedings cannot be predicted with certainty, except as disclosed below, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

In September 2010, St. Johns River Water Management District (the “District”) served the Company with an administrative complaint filed with the Florida Department of Administrative Hearings in connection with certain Company agricultural operations that alleged the Company constructed and operated a surface water management system without the proper permit. The Company disagreed with the District’s assertions in the complaint on the basis that its operations were agriculturally exempt from permitting and requested an administrative hearing. This case was subsequently continued in abeyance due to new legislation affecting the agricultural exemption and to accommodate settlement discussions between the parties. Pursuant to the new legislation, the District elected to have the Florida Department of Agriculture and Consumer Services (“DACS”) make a binding determination of the applicability of the agricultural exemption to the Company’s agricultural operations. Based on site-specific characteristics, historical land use, and documented industry practices, DACS concluded the Company engaged in normal and customary agricultural practices for operations on 117 acres and the agricultural exemption from permitting applied to those acres. DACS believes that a portion of the remaining 101 acres alleged by the District to be wetlands may have required an Environmental Resource Permit prior to commencing our agricultural operations in those areas, but was unable to make a determination based on readily available information. Any potential resolution regarding the remaining acreage is uncertain. In an effort to resolve this matter, the Company submitted a settlement proposal to the District on August 20, 2012, offering certain undeveloped acreage owned by the Company to settle the matter. Although, the parties continue to engage in settlement discussions, and the outcome of such settlement discussions cannot be predicted with any certainty, the Company accrued a reserve equal to $611,691, in the quarter ending September 30, 2012, reflecting the value of the acreage offered to settle the matter.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the Harris Teeter income property in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving the Harris Teeter income property located in Charlotte, North Carolina. As a result of the proposed road modifications, an all-access intersection with a traffic signal at Mallard Creek Road is proposed to be modified to right-in/right-out only access. Harris Teeter, Inc. (“Harris Teeter”), as the tenant under the lease for this property, notified the Company that it believes the loss of the all-access intersection materially adversely affects its business at this location. According to Harris Teeter’s interpretation of the lease, this allows it the right to terminate the lease, which it originally anticipated would occur immediately preceding construction commencement (which Harris Teeter estimated to be approximately July 31, 2012). The Company does not believe the road modifications provide a basis for Harris Teeter to terminate the Lease and has responded to Harris Teeter through North Carolina counsel engaged by the Company to represent its interests in both the condemnation proceeds and the tenant matter. The Company, through counsel, has also reached out to other affected businesses and to the North Carolina Department of Transportation (“NCDOT”) in an effort to persuade NCDOT to keep the all-access intersection intact and, notwithstanding the foregoing, Harris Teeter has indicated a present willingness to assist in this endeavor. In May 2012, NCDOT indicated that it will not reach a final decision on its consideration of this matter for 6 to 18 months, and that, in the meantime, the intersection would remain all-access. Harris Teeter has agreed that, pending the NCDOT determination, Harris Teeter will continue as a tenant.

NOTE 12. COMMITMENTS AND CONTINGENCIES

In May of 2010, the Company filed a lawsuit in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida, in order to enforce its approximate $3.8 million claim of lien on real property owned by FM Bayberry Cove Holding, LLC (“FM Bayberry”) for its share of the costs for construction of Tournament Drive. BB&T was included as a defendant as the current mortgage holder of the property subject to the Company’s lien. BB&T filed a counterclaim asserting that its mortgage is superior to the Company’s claim of lien which the Company denied. BB&T and the Company each filed motions for summary judgment as to priority of their respective interests in the property which were heard by the court on January 12, 2012. The Circuit Court determined that the Company’s interests were superior to the lien imposed by BB&T, as well as to all other interests. The Company subsequently filed a motion for summary judgment of foreclosure, which was before the Court at a hearing on June 22, 2012, which was granted pursuant to the Final Judgment of Foreclosure, entered on August 7, 2012, as subsequently amended by the Amended Final Judgment of Foreclosure entered on August 16, 2012. However, all further proceedings in the Circuit Court (including the foreclosure sale) are stayed pending BB&T’s appeal to the Florida District Court of Appeal, Fifth District (for which notice was filed by BB&T on August 16, 2012, and amended on August 24, 2012) on the Circuit Court’s determination in the matter of priority.

NOTE 13. CONCENTRATION OF RISKS AND UNCERTAINTIES

The Company’s real estate investments are concentrated in the State of Florida. Uncertainty of the duration of the prolonged real estate and economic slump could have an adverse impact on the Company’s real estate values.

NOTE 14. TREASURY STOCK

On April 26, 2012, the Company announced a voluntary Odd-Lot Buy-Back Program (the “Program”), whereby the Company offered to purchase shares from shareholders who owned less than 100 shares of the Company’s common stock as of April 26, 2012. The Program reflected the Company’s interest in reducing the ongoing costs associated with shareholder recordkeeping and communications and to assist shareholders who may be deterred from selling their small lots of stock due to the costs that would be incurred. The Company paid all costs associated with the Program and purchased 14,634 shares under the Program at a total cost of $453,654. The Program expired June 30, 2012. The Company did not provide any recommendation regarding shareholder participation and the decision was entirely that of each shareholder as to whether to sell shares in this Program.

NOTE 15. BUSINESS SEGMENT DATA

The Company primarily operates in three business segments: income properties, real estate, and golf operations. Real estate operations include land transactions, and leasing properties for oil and mineral exploration.

The Company evaluates performance based on income or loss from continuing operations before income taxes. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Income Properties	$2,461,342	$2,301,016	$7,241,189	$6,723,261
Real Estate	331,496	69,406	2,299,102	200,712
Golf	861,326	838,646	3,443,984	3,559,926
General, Corporate, and Other	186,458	16,646	264,894	67,778

	$3,840,622	$3,225,714	$13,249,169	$10,551,677

Operating Income (Loss)
Income Properties	$2,261,632	$2,171,745	$6,722,285	$6,348,599
Real Estate	188,358	(82,265)	1,767,189	(326,577)
Golf	(453,102)	(462,230)	(766,975)	(928,616)
General, Corporate, and Other	(2,771,243)	(1,970,243)	(6,453,364)	(5,362,289)
Impairment	—	(6,618,888)	—	(6,618,888)

	$(774,355)	$(6,961,881)	$1,269,135	$(6,887,771)

Depreciation and Amortization
Income Properties	$487,791	$443,317	$1,436,693	$1,317,523
Real Estate	—	—	—
Golf	42,941	110,832	130,148	316,569
General, Corporate, and Other	53,478	50,804	156,663	99,304

	$584,210	$604,953	$1,723,504	$1,733,396

Capital Expenditures
Income Properties	$1,718,374	$458,431	$8,608,494	$2,326,554
Real Estate	—	—	—	—
Golf	—	226,798	—	230,954
General, Corporate, and Other	15,344	199,139	52,850	504,600

	$1,733,718	$884,368	$8,661,344	$3,062,108

	As of
	September 30, 2012	December 31, 2011
Identifiable Assets:
Income Properties	$118,197,996	$116,943,722
Real Estate	34,351,341	34,529,445
Golf	2,868,960	2,858,448
General, Corporate, and Other	17,087,128	15,934,188

	$172,505,425	$170,265,803

NOTE 15. BUSINESS SEGMENT DATA (continued)

Operating income (loss) represents income (loss) from continuing operations before loss on early extinguishment of debt, interest expense, interest income, and income taxes. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. General corporate assets consist primarily of cash, property, plant, and equipment. There were no transactions between segments for any of the periods presented.

NOTE 16. RECENTLY ISSUED ACCOUNTING POLICIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We make forward-looking statements in this Quarterly Report, particularly in this Management’s Discussion and Analysis, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions, or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates, and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks factors described in our Annual Report on Form 10-K for the year ended December 31, 2011, and our subsequent Quarterly Reports on Form 10-Q.

OVERVIEW

We are a diversified real estate operating company. We own, acquire, and manage commercial real estate properties in five states in the U.S., with two self-developed properties located in Florida. We also own and manage a land portfolio, in excess of 11,000 acres in Florida, of which approximately 10,200 acres are located within and form a substantial portion of the western boundary of the City of Daytona Beach, and are well-located near central Florida’s Interstate 4 corridor and along both sides of Interstate 95. We also have golf course operations, lease property for billboards, agricultural, and hunting operations, and own and manage subsurface oil and mineral rights. The results of our agricultural and subsurface leasing operations are included in Real Estate Operations on our consolidated statement of operations.

Income Property Operations. Since 2000, we have pursued a strategy of investing in income properties by utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes. Through the end of 2011, we had invested approximately $120 million in twenty-six income properties through this tax-deferred structure, one of which was sold in December 2011, for $2.7 million, with two additional properties sold in the second quarter of 2012, for a total of $8.0 million. In the second quarter of 2012, the Company acquired a 14,280 square-foot property leased by Walgreen Co., located in Boulder, Colorado, for a total acquisition cost of $7.4 million. The Company utilized the $2,779,511 in investment proceeds from the December 2011 sale of the property formerly leased by Barnes & Noble, located in Lakeland, Florida, in addition to the $4,090,323 of proceeds from the May 2012 sale of the Walgreens store located in Powder Springs, Georgia, to complete this acquisition. The lease to Walgreen Co. for this newly acquired property has an initial term of more than 20 years. In September 2012, the Company purchased property in Phoenix, Arizona for $1.7 million, utilizing approximately $610,000 from a prior land transaction. The proceeds from the sale of the third property are being held by an intermediary for reinvestment through the tax-deferred like-kind exchange process. Our current portfolio of income properties generates approximately $8.9 million of annual revenues from lease payments and has an average remaining lease term of 10.2 years, as of September 30, 2012. We expect to continue to focus on income producing investments during fiscal 2012, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

The Company owns three retail banking sites in Florida and Georgia, originally leased by RBC Centura Bank (“RBC”). In March 2012, RBC’s U.S. retail banking unit merged with PNC Bank. The Company does not expect the merger to have an adverse impact on the leases for these properties. Two of our bank sites are currently operating as PNC Bank. During the fourth quarter of 2009, RBC closed the branch at one of the retail banking sites owned by the Company located in Altamonte Springs, Florida. Tenant remains obligated on the lease for the remaining term of the lease and the scheduled lease payments have continued to be collected.

As part of our overall strategy for investing in income-producing investments, we have self-developed two projects in Daytona Beach, Florida. The first project is a two-building, 31,000 square-foot flex office space complex located within Mason Commerce Center in Daytona Beach, Florida. This represents the first phase of a four-building planned commercial development. The second phase would allow for an identical two-building project to be built. As of September 30, 2012, the occupancy of the two-building complex is 94%. The second self-developed property is the first phase of a twelve-acre, four-lot commercial complex located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida. The parcel includes a 22,000 square-foot, two-story office building known as the Concierge Building, with approximately 75% of the building under lease to two tenants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. Pursuant to our on-going review, two properties were sold in the second quarter of 2012, and four other income properties were listed for sale as of September 30, 2012. The Company anticipates making new investments in other income-producing assets with the proceeds from selling these properties, utilizing the tax-deferred like-kind exchange structure, as circumstances permit.

Real Estate Operations. Until the significant downturn in the U.S. economy in 2008, the Company’s land transaction activity had been reasonably strong in the preceding several years. During 2009, however, land transactions decreased significantly, and in fiscal years 2010 and 2011, there were effectively no land transactions. We believe the trend in Company revenues and income from real estate transactions during this period were consistent with the overall trend of the national and local economies and the real estate markets in general. Over the last several years, roads and interstate overpasses have been constructed, extended, or improved, in the Daytona Beach, Volusia County area, which we believe will benefit Company-owned land and may have a positive impact on future activity of our land assets. In the second quarter of 2012, we completed the sale of 16.6 acres of industrial land west of Interstate 95 at a price of $618,272.

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

The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 490,000 surface acres in 20 Florida counties. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances additional revenues from royalties applicable to production from the leased acreage. During 2011, an eight-year oil exploration lease covering approximately 136,000 net mineral acres primarily located in Lee and Hendry Counties was executed and a $913,657 first year rental payment was received. An additional $922,114, representing the guaranteed payment for the second year delay rental lease payment was received in September 2012. After the second year of the lease, the Company will receive royalty payments if oil production occurs. Alternately, if production does not commence by the third anniversary of the effective date of the lease and the lease is not terminated by the parties at that time, the Company will receive additional lease payments based upon the acres remaining under lease. The Company also generates income from the release of surface entry rights.

Golf Operations. Golf operations consist of the operation of two 18-hole championship golf courses with a three-hole practice facility, a clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95 in Daytona Beach, Florida. LPGA International is a semi-private golf club consisting of the 18- hole course designed by Rees Jones and the 18- hole course designed by Arthur Hills.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In July 2012, the Company entered into an agreement to, among other things, amend the remaining lease payments under the golf course lease (the “Lease Amendment”) whereby, the base rent payment scheduled to increase from $250,000 to $500,000 as of September 1, 2012, for the remainder of the lease term and any extensions, was reduced to $250,000 for the remaining term, subject to an annual rate increase of 1.75% beginning September 1, 2013. Under the lease Amendment, the Company agreed to make capital expenditures of at least $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City in the amounts of 5% of gross revenues (as defined in the Lease Amendment) exceeding $5,500,000 up to $6,500,000 and 7% of gross revenues (as defined in the Amendment) exceeding $6,500,000. Since the inception of the lease, the Company has been recognizing the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent equal to $3,847,949 as of September 30, 2012. Upon the effective date of the amendment to the lease, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the landlord, which amount will be recognized into income over the remaining lease term of 10 years.

Other Income. During the first quarter of 2012, the Company signed an excavation agreement for fill dirt removal with up to four 9-month excavation periods and received an upfront non-refundable payment of $250,000 for the first excavation period beginning March 2012, and ending November 30, 2012. Through September 30, 2012, income of $118,265 was recognized on the excavation agreement with the remaining $131,735 to be recognized as fill dirt is excavated, or the excavation period expires.

Our agricultural operations consist of growing, managing, and selling timber and hay on approximately 10,200 acres of our land portfolio located primarily on the west side of Daytona Beach, Florida. In previous periods, we converted approximately 2,200 acres of our land portfolio used for timberland production into hay production. In March 2012, we engaged American Forest Management, Inc. to manage our timber, hay, and hunt leasing operations. The Company believes engaging external management will reduce operating expenses and increase operating efficiencies, and has allowed the Company to liquidate substantially all of its inventory of agricultural equipment. During the second quarter of 2012, a hay and hunting lease was executed on approximately 3,377 acres of land. It is anticipated that this lease will generate approximately $106,000 in revenue over the five-year term of the lease. During the first nine months of 2012, we sold substantially all of our agricultural equipment, generating proceeds of $480,150 and a gain of $242,051.

SUMMARY OF OPERATING RESULTS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2012

Total revenue for the quarter ended September 30, 2012, increased 19% to $3.8 million, compared to $3.2 million during the same quarter in 2011. This increase included increasing rent revenue from our income properties portfolio, in addition to revenue from subsurface leasing arrangements commencing in mid- September 2011. Total revenues for the nine months ended September 30, 2012, increased to $13.2 million, compared to $10.6 million during the same period in 2011. This revenue gain is primarily attributable to the sale of 16.6 acres of industrial land for $618,272, in addition to approximately $520,000 of increased rent revenue from our income property portfolio and revenues from subsurface leases. Additionally, revenue for the nine month period, includes approximately $730,000 recognized in connection with the final resolution of the Dunn Avenue Extension agreement between the Company, the City of Daytona Beach, and the County of Volusia, pursuant to which the Company received a refund of approximately $160,000 on previously paid amounts and eliminated an accrued obligation of approximately $570,000 for the Company’s estimated share of remaining improvement costs. A loss amounting to $556,606, equivalent to $0.10 per share, was recorded in the quarter ended September 30, 2012. This loss compares to a loss of $4,217,992, equivalent to $0.74 per share, posted for the same period one year earlier, which included impairment charges totaling $4,065,000 after income tax. For the nine-month period ended September 30, 2012, net income totaled $537,381, equivalent to $0.09 per share. This net income compares favorably to the net loss of $4,158,115, equivalent to $0.73 per share, recorded in the nine months ended September 30, 2011, primarily due to the increased revenues in 2012 and the impairment charges posted during the 2011 period.

INCOME PROPERTIES

Revenues and income from our income property operations totaled $2,461,342 and $2,261,632, respectively, during the third quarter of 2012, compared to total revenue and income of $2,301,016 and $2,171,745, for the third quarter of 2011. The increased revenues and income reflect increases of approximately 7% and 4%, respectively compared to the results from the same period in 2011. These increases were substantially due to increased rents from the acquisition of the Boulder, Colorado, property additional leasing revenue from the expanded CVS store in Tallahassee, Florida, and increased occupancy, commencing in the fourth quarter of 2011, at our self-developed flex-office buildings in Daytona Beach, Florida. The operating costs and expenses of our income property operations increased approximately 54% during the period reflecting costs associated with due diligence costs and increased common area expenses at the flex-office space due to increased occupancy. Costs and expenses for the income property operations totaled $199,710 and $129,271 for the third quarters of 2012 and 2011, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the first nine months of 2012, income properties produced income of $6,722,285 on revenues of $7,241,189. Revenues for the nine-month period increased 8% with income rising approximately 6% over the same period in 2011. Revenues and profits totaled $6,723,261 and $6,348,599, respectively, in the corresponding period of 2011. The revenue gain was substantially due to increased rents from our acquisition of the Boulder, Colorado, property, additional leasing revenue from the expanded CVS store in Tallahassee, Florida, and increased occupancy at our self-developed flex office buildings in Daytona Beach, Florida. Income properties’ costs and expenses rose 38% during the first nine months of 2012, when compared to the prior year, due to the same factors that had an impact on our third quarter results. Income properties costs and expenses for the first nine months of 2012 and 2011 totaled $518,904 and $374,662, respectively.

REAL ESTATE OPERATIONS

During the third quarter of 2012, income from real estate operations was $188,358 on revenues totaling $331,496. These results compare favorably to revenues and losses of $69,406 and $82,265, respectively, realized in the third quarter of 2011. The favorable revenue and income for the period, compared to the prior year, were substantially generated from subsurface royalties and leasing revenues.

Income from our real estate operations totaled $1,767,189 for the nine months ended September 30, 2012, on total revenues of $2,299,102. In addition to the revenues of $618,272 received from a land transaction on 16.6 acres, revenues included approximately $730,000 recognized in connection with the final resolution of the Dunn Avenue Extension agreement, the aforementioned revenues from our subsurface interests, and modest hay sales. During the first nine months of 2011, losses from real estate totaled $326,577 on revenues of $200,712. Revenues during the first half of 2011 were primarily generated from subsurface royalties.

GOLF OPERATIONS

The Company’s golf operations incurred a loss of $453,102 during the third quarter of 2012, representing a 2% improvement over the loss of $462,230, before the impairment charges, in the third quarter of 2011. The improvement was achieved on a 3% rise in revenues offset by a modest 1% increase in costs and expenses. The revenue gain during the quarter, to $861,326, resulted from a higher average rate per round played offset by a slight decline in the number of rounds played. Revenues in the third quarter of 2011 totaled $838,646.

During the first nine months of 2012, golf operations incurred a loss of $766,975, representing a 17% improvement over the $928,616 loss incurred in the same period in 2011, largely due to a 6% decrease in costs and expenses achieved by the new management company, primarily from labor and cost of sales efficiencies. Golf operating costs and expenses totaled $4,210,959 and $4,488,542 in the first nine months of 2012 and 2011, respectively. Partially offsetting the expense decrease was a 3% decline in golf operations revenues, with revenues totaling $3,443,984 and $3,559,926 for the periods of 2012 and 2011, respectively. The revenue reduction was primarily attributable to a 15% decrease in rounds played during the period when compared to the prior year due to an extensive number of adverse weather days, partially offset by a 9% increase in the average rate paid per round played.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OTHER INCOME

For the quarter ended September 30, 2012, other income totaled $186,458, a $169,812 increase over the prior year’s same period in which other income totaled $16,646. Other income in the third quarter of 2012 was comprised primarily of sales of fill dirt, totaling $90,487, and income of $75,915 from our agriculture operations. Other income in the third quarter of 2011was from hay sales.

Other income totaled $264,894 for the nine months ended September 30, 2012, and was comprised primarily of revenues from the sale of fill dirt totaling $118,265 and income of $112,113, from our agricultural operations. During the first nine months of 2011, other income totaled $67,778 , and reflected primarily the sale of fill dirt totaling $26,000 and income of $19,546 from our agricultural operations.

GENERAL, ADMINISTRATIVE, AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled $1,864,770 and $1,228,398 for the quarters ended September 30, 2012 and 2011, respectively. The increase in the third quarter of 2012 was comprised of a non-cash charge of $611,691 for the estimated settlement of the St. John’s River Water Management District matter, and a one-time separation payment of $145,000 to a retiring senior executive.

General and administrative expenses totaled $4,200,082 and $3,459,469 for the first nine months ended September 30, 2012 and 2011, respectively. The increase during the nine months of 2012 was comprised of the aforementioned non-cash charge of $611,691 for the estimated settlement of the St. John’s River Water Management District matter, and the one-time separation payment of $145,000.

Stock compensation costs for the quarter and nine months ended September 30, 2012 were $446,678 and $870,303, respectively, reflecting the compensation charge recognized primarily for option and restricted share grants awarded to senior executives hired in 2011 and 2012.

In the first quarter of 2012 we recognized a loss of $245,726 related to the extinguishment of outstanding debt in connection with the new credit agreement entered into with BMO.

Interest expense totaled $124,650 and $167,996 for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, interest expense totaled $401,060 and $545,999, respectively. The lower interest expense for both periods of 2012, when compared to the prior year, was due to the lower interest rate on the new borrowing facility. During the first quarter of 2012, the Company wrote-off loan costs, totaling $245,726, associated with paying off the prior borrowing arrangement.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, including restricted cash of $3,764,058, totaled $6,145,357 at September 30, 2012. The restricted cash is being held for additional investments utilizing the tax-deferred like-kind exchange structure.

Our total cash balance reflects an increase in our cash flow from operations, primarily resulting from our increased net income, and the receipt of the $922,114 delay rental payment on a subsurface lease at the end of the third quarter 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our cash flows from investing activities used funds of $2,081,901 for the nine-month period ended September 30, 2012, and reflected the $7.4 million acquisition of the Boulder, Colorado property, and the $1.8 million acquisition in Phoenix, Arizona, offset by the disposition of the properties held for sale and the disposition of agricultural equipment.

Notes payable totaled $16,726,849 at September 30, 2012, an increase of approximately $1,460,135 from the balance as of December 31, 2011. Notes payable increased from the December 31, 2011 balance, largely due to our acquisition activities. In early October 2012, we paid down our credit facility, reducing notes payable by $600,000.

On February 27, 2012, we entered into a financing agreement with Bank of Montreal (“BMO”). The agreement consists of a $46.0 million revolving credit facility with a maturity of February 27, 2015, subject to a one-year extension at the option of the Company. The indebtedness outstanding accrues interest at a rate ranging from the 30-day London Interbank Offer Rate (“LIBOR”) plus 175 basis points to LIBOR plus 250 basis points, with the spread over LIBOR based on a ratio of the Company’s total indebtedness to total asset value. Under an accordion feature, the Company has the option to expand the borrowing capacity up to $75.0 million. The indebtedness under the facility is unsecured and is guaranteed by certain subsidiaries of the Company.

On September 20, 2012, the Company entered into the First Amendment to the Credit Agreement (“Amendment”). This Amendment, under the accordion feature, expanded the credit facility to $62.0 million. The Amendment also modified some of the restrictive covenants contained in the original Agreement. These changes to the restrictive covenants, are not considered material in nature. On September 21, 2012, an additional lender was added as a participating lender to the facility.

The facility replaced a $25.0 million revolving credit facility with SunTrust Bank, which had a maturity date of June 27, 2014. At the inception of the BMO facility, we drew $16.2 million, which included funds to pay off the $9.7 million outstanding balance on the prior SunTrust facility and approximately $5.6 million to pay off a term loan with SunTrust Bank, which had a maturity of July 1, 2012. The indebtedness outstanding under the prior revolving line of credit and term loan were secured by certain assets of the Company.

The Company used approximately $9.2 million of cash on the acquisition of property, plant, and equipment during the first nine months of 2012, which was substantially comprised of the $7.4 million acquisition of the property located in Boulder, Colorado and the $1.8 million acquisition of the property in Phoenix, Arizona, as described below. We are targeting an additional $5 million to $15 million of acquisitions in income producing properties during the remainder of 2012 which we would fund through our restricted cash, operating cash, and the available capacity on the credit facility.

As additional funds become available from additional land transactions or the sale of income properties qualified under the like-kind exchange deferred-tax structure, we expect to reinvest those proceeds into our acquisition of income producing investments. Additional funds expected to be invested for tenant improvements on our self-developed income properties will only occur as new leases are secured. We have no contractual requirements to make capital expenditures, except for a commitment to invest $200,000 in our golf operations by September of 2015, which the Company anticipates to spend in 2012. Investments in capital improvements can be reduced at our discretion based on operating cash needs. We anticipate investing approximately $400,000 in improvements to the golf clubhouse facilities by December 2012.

In the second quarter 2012, the Company acquired a 14,280 square-foot property leased by Walgreen Co., located in Boulder, Colorado, for a total acquisition cost of $7.4 million. The Company utilized the $2,779,511 in investment proceeds from the December 2011 sale of the property formerly leased by Barnes & Noble, located in Lakeland, Florida, in addition to the $4,090,323 of proceeds from the May 2012 sale of the Walgreens store located in Powder Springs, Georgia, to complete this acquisition. The lease to Walgreen Co. for this newly acquired property has an initial term of more than 20 years.

The Company acquired a 1.5-acre site in Phoenix, Arizona, under a long-term ground lease to a corporately owned Buffalo Wild Wings restaurant, for $1.8 million. The Company acquired this property, in part, through the investment of proceeds from the June 2012 sale of vacant land in Daytona Beach, Florida. This property is leased to Buffalo Wild Wings for an initial term of 15 years with rental rate escalations every 5 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and capital resources to fund any planned acquisitions and capital improvements in fiscal 2012 and the near-term, are expected to be provided from our existing cash, cash generated by our operating activities, proceeds from land transactions or the sale of income properties, and financing sources that are currently in place, specifically the new revolving line of credit facility. We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with approximately $45.3 million available capacity on the existing $62 million credit facility as of September 30, 2012.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. Through September 30, 2012, 4,660 shares had been repurchased at a total cost of $104,648, with no repurchases occurring during 2012.

On April 26, 2012, the Company announced a voluntary Odd-Lot Buy-Back Program (the “Program”), whereby the Company offered to purchase shares from shareholders who owned less than 100 shares of the Company’s common stock as of April 26, 2012. The Program reflected the Company’s interest in reducing the ongoing costs associated with shareholder recordkeeping and communications and to assist shareholders who may be deterred from selling their small lots of stock due to the costs that would be incurred. The Company paid all costs associated with the Program and purchased 14,634 shares under the Program at a total cost of $453,654. The Program expired June 30, 2012. The Company did not provide any recommendation regarding shareholder participation and the decision was entirely that of each shareholder as to whether to sell shares in this Program.

Our Board of Directors and management consistently review the allocation of capital with the goal of providing the best long-term return for our shareholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing stock, and retaining funds for reinvestment. Annually, the Board reviews our business plan and corporate strategies, and makes adjustments as circumstances warrant. Management’s focus is to continue our strategy to diversify our portfolio by redeploying proceeds from like-kind exchange transactions and utilizing our credit facility to increase our portfolio of income-producing properties, providing stabilized cash flows with good risk adjusted returns primarily in larger metropolitan areas.

We may also utilize our under leveraged balance sheet to invest in loans, securities, and other shorter term investments. Targeted investment classes include the following:

•	Retail and office double-or-triple-net leased properties in major metropolitan areas;

•	Stabilized multi-tenant office and retail properties in major metropolitan areas;

•	Select office, flex, industrial, and retail self-developed properties on Company-owned land;

•	Joint venture development using Company-owned land;

•	Origination or purchase of 1-5 year term loans on strong risk-adjusted yields with property types to include hotel, office, retail, and industrial;

•	Real estate related investment securities, including commercial mortgage backed securities, preferred stock, and bonds;

•	Select regional area investments using Company market knowledge and expertise to earn good risk adjusted yields; and

•	Purchase or origination of ground leases.

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2011. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the nine months ended September 30, 2012, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We manage our debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. We are primarily exposed to interest rate risk on our outstanding debt borrowings, which totaled $16,726,849 at September 30, 2012. The borrowings bear variable rates of interest based on market rates. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would not materially affect our financial position, results of operations, or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of September 30, 2012, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2010, St. Johns River Water Management District (the “District”) served the Company with an administrative complaint filed with the Florida Department of Administrative Hearings in connection with certain Company agricultural operations that alleged the Company constructed and operated a surface water management system without the proper permit. The Company disagreed with the District’s assertions in the complaint on the basis that its operations were agriculturally exempt from permitting and requested an administrative hearing. This case was subsequently continued in abeyance due to new legislation affecting the agricultural exemption and to accommodate settlement discussions between the parties. Pursuant to the new legislation, the District elected to have the Florida Department of Agriculture and Consumer Services (“DACS”) make a binding determination of the applicability of the agricultural exemption to the Company’s agricultural operations. Based on site-specific characteristics, historical land use, and documented industry practices, DACS concluded the Company engaged in normal and customary agricultural practices for operations on 117 acres and the agricultural exemption from permitting applied to those acres. DACS believes that a portion of the remaining 101 acres alleged by the District to be wetlands may have required an Environmental Resource Permit prior to commencing our agricultural operations in those areas, but was unable to make a determination based on readily available information. Any potential resolution regarding the remaining acreage is uncertain. In an effort to resolve this matter, the Company submitted a settlement proposal to the District on August 20, 2012, offering certain undeveloped acreage owned by the Company to settle the matter. Although, the parties continue to engage in settlement discussions, and the outcome of such settlement discussions cannot be predicted with any certainty, the Company accrued a reserve equal to $611,691, in the quarter ended September 30, 2012, reflecting the value of the acreage offered to settle the matter.

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

In May 2010, the Company filed a lawsuit in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida, in order to enforce its approximate $3.8 million claim of lien on real property owned by FM Bayberry Cove Holding, LLC (“FM Bayberry”) for its share of the costs for construction of Tournament Drive, in Daytona Beach, FL. BB&T was included as a defendant as the current mortgage holder of the property subject to the Company’s lien. BB&T filed a counterclaim asserting that its mortgage is superior to the Company’s claim of lien which the Company denied. BB&T and the Company each filed motions for summary judgment as to priority of their respective interests in the property, which were heard by the court on January 12, 2012. The Court determined that the Company’s interests were superior to the lien imposed by BB&T, as well as to all other interests. The Company subsequently filed a motion for summary judgment of foreclosure, which was granted pursuant to the Final Judgment of Foreclosure, entered on August 7, 2012, as subsequently amended by that the Amended Final Judgment of Foreclosure entered August 16, 2012. However, all further proceedings in the Circuit Court (including the foreclosure sale) are stayed pending BB&T’s appeal to the Florida District Court of Appeal, Fifth District (for which notice was filed by BB&T on August 16, 2012, and amended on August 24, 2012) on the Circuit Court’s determination in the matter of priority.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2012, which were not previously reported.

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

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

November 7, 2012	By:	/S/ JOHN P. ALBRIGHT
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

November 7, 2012	By:	/S/ MARK E. PATTEN
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)