Form 10-K
period 2012-12-31
CONSOLIDATED TOMOKA LAND CO
filed 2013-03-08
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-11350

CONSOLIDATED-TOMOKA LAND CO.

(Exact name of registrant as specified in its charter)

Florida	59-0483700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530 Cornerstone Boulevard, Suite 100 Daytona Beach, Florida	32117
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code

(386) 274-2202

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered
COMMON STOCK, $1 PAR VALUE	NYSE MKT

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant at June 30, 2012, was approximately $161,537,385.

The number of shares of the registrant’s Common Stock outstanding on March 1, 2013 was 5,848,025.

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2012, are incorporated by reference in Part III of this report.

PART I

When we refer to “we,” “us,” “our,” or “the Company,” we mean Consolidated-Tomoka Land Co. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Consolidated-Tomoka Land Co. included in Item 8 of this Annual Report on Form 10-K. Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K or any document incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

We are a diversified real estate operating company. We own and manage commercial real estate properties in seven states in the U.S., and two self-developed properties located in Florida. We also own and manage a land portfolio of over 11,000 acres in Florida, of which a majority is located within and form a substantial portion of the western boundary of the City of Daytona Beach. Our land is well-located along both sides of Interstate 95 and near central Florida’s Interstate 4 corridor. We also have a golf course operation, which consists of the LPGA International golf club, lease property for billboards, have agricultural operations and hunting operations, and own and manage subsurface oil, gas, and mineral interests. The results of our agricultural and subsurface leasing operations are included in Other Income and Real Estate Operations on our consolidated statement of operations, respectively.

The following is information regarding the Company’s business segments (amounts in thousands):

	2012	2011	2010

Revenues of each segment are as follows:
Income Properties	$9,560	$8,776	$8,689
Real Estate Operations	3,099	501	(927)
Golf Operations	4,506	4,661	4,473
Other Income	165	125	41

	$17,330	$14,063	$12,276

Operating income (loss) from Continuing Operations before income tax for each segment is as follows:
Income Properties	$8,884	$8,249	$8,175
Real Estate Operations	2,394	(250)	(1,670)
Golf Operations	(888)	(1,333)	(1,478)
Other Income	(34)	(527)	(380)
General and Corporate Expenses	(9,473)	(14,758)	(6,278)

	$883	$(8,619)	$(1,631)

Identifiable assets of each segment are as follows:
Income Properties	$130,726	$116,944	$116,329
Real Estate Operations	34,162	34,529	34,029
Golf Operations	3,230	2,859	6,888
Other	16,579	15,934	20,513

	$184,697	$170,266	$177,759

General and Corporate Expenses are an aggregate of general and administrative expenses, impairment charges, depreciation and amortization, gains (losses) on the disposition of assets, interest income, interest expense, and loss on early extinguishment of debt. Identifiable assets by segment are those assets that are used in the Company’s rations in each segment. Other assets consist primarily of cash, property, plant, and equipment related to the other operations as well as the general and corporate operations. There were no transactions between segments for any of the periods presented.

ITEM 1.	BUSINESS (continued)

BUSINESS PLAN

Our business plan is focused on investing in income-producing real estate typically with single tenants, utilizing proceeds from other real estate transactions which qualify for income tax deferral through the like-kind exchange provisions under Section 1031 of the Internal Revenue Code when possible. We have held our portfolio of agriculture land assets for a significant period of time in our 110 year history and as a result our book basis in these assets is very low and qualifying dispositions of this agricultural land generates large taxable gains. Utilizing the like-kind exchange process allows us to defer the related income taxes on these gains and reinvest effectively 100% of the gross sales proceeds of the qualifying sales into income-producing properties. Our approach in investing in income-producing real estate is to use moderate leverage, when appropriate or necessary, to fund our acquisitions and to help accelerate our business plan objectives. Our use of leverage in acquiring income-producing properties is intended to provide positive returns relative to our borrowing costs. We believe this will enhance our Company’s income-generating asset base while keeping us cash flow positive with approximately half of our market capitalization held in lower-yielding agricultural land assets.

Our investments in income-producing properties typically have been single-tenant properties with leases primarily in the form of triple or double net leases and ground leases. Generally triple-net leases require the tenant to pay property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and capital expenditures. In the future, we may expand our investment focus to include mortgages, structured finance investments or other loans which are secured by the underlying real estate or a borrower’s pledge of its ownership interest in the entity that owns the real estate. We believe investment in income-producing assets provide attractive opportunities for stable current cash flows and increased returns in the long run and the potential for capital appreciation.

Our investment strategy seeks to continue to broaden the credit base of our lease tenants, diversify our income property portfolio geographically, with an emphasis on major markets in the U.S., and diversify the type of income-producing property type, which in the future may include office, hospitality, or other retail.

REAL ESTATE OPERATIONS

The Company owns over 11,000 acres of land in Daytona Beach, Florida along six miles of the west and east side of Interstate 95. Presently, the majority of this land is used for agricultural purposes. Approximately 1,500 acres are located on the east side of Interstate 95 and is generally well suited for commercial development. The Company holdings include two permitted office sites in the Cornerstone Office Park located at the southeast quadrant of the Interstate 95 interchange at LPGA Boulevard within the 250-acre Gateway Center. These two sites are permitted for more than 100,000 square feet of office space.

During 2012, we observed an increase in residential and commercial real estate activity in the area surrounding our land holdings and in recent months we have seen increased interest in certain of our land holdings, particularly portions of a 24 acre parcel east of I-95 that we repurchased from Halifax Hospital in a series of transactions ending in 2011 at a total cost of approximately $5.0 million. We reacquired the land pursuant to a repurchase option in the original contract we executed in 2003 with Halifax Hospital. We have had discussions with various retailers regarding their potential interest in portions of this land, to date resulting in a refundable contract with a retailer on a small pad site at the southeast corner of LPGA and Williamson Boulevards. Based on the status of these various arrangements, there can be no assurances that any will result in a binding contractual transaction.

Gateway Center. A 250-acre industrial, warehouse, and distribution development is located on the east side of Interstate 95 in Daytona Beach, Florida. From the beginning of development in 2004 through December 2012, we completed ten land transactions totaling approximately 79 acres upon which industrial, office, manufacturing, and commercial retail space has been built.

Concierge Office Park. Development of a 12-acre, 4-lot commercial complex, located at the northeast corner of LPGA and Williamson Boulevards, commenced in 2007. This parcel includes a 22,000 square-foot Company owned office building that was built in 2009 and is known as the Concierge Office Building. The office building was 74.3% occupied at year-end 2012, with Merrill Lynch occupying 7,930 square feet. The remaining land can accommodate approximately 40,000 square feet of additional office space.

Subsurface Interests. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 490,000 subsurface acres of land owned by third parties in various parts of Florida. The Company leases its interests to mineral exploration firms when such firms deem exploration to be financially feasible. In September 2011, the Company received a $913,657 first year lease payment on an eight-year oil exploration lease covering approximately 136,000 net mineral acres primarily in Lee and Hendry Counties. An additional $922,114, representing the guaranteed second year’s lease payment, was paid in September 2012. There is no assurance that the Company will receive payments beyond the first two years of the lease.

At December 31, 2012, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Production volume from these oil wells was 81,441 barrels in 2012 and 104,211 barrels in 2011. The Company received oil royalties of $286,536 in 2012 and $222,034 in 2011. Production in barrels for prior recent years was: 71,693 in 2010; 95,882 in 2009; 74,876 in 2008; and 103,899 in 2007.

The Company’s current policy is to not release any ownership rights with respect to its reserved mineral rights. The Company may release surface entry rights or other rights upon request of a surface owner who requires such a release for a negotiated release fee based on a percentage of the surface value.

ITEM 1.	BUSINESS (continued)

REAL ESTATE OPERATIONS (continued)

During 2011, the Company conducted an impairment analysis on approximately 300 acres of land, which had been reacquired in 2009 through a foreclosure proceeding. The analysis resulted in an impairment charge of $2,606,412. The charge represented the entire cost basis of the property as Management decided to abandon the property due to the high carrying costs associated with these parcels, as they were subject to the Indigo Community Development District bond issue, relative to the current market environment for undeveloped land. The Company sold substantially all of its interest in this land to a third party for de minimus proceeds and the assumption of approximately $238,000 of accrued liabilities, in the fourth quarter of 2012.

ITEM 1.	BUSINESS (continued)

INCOME PROPERTIES

As of December 31, 2012, the Company owned thirty-one income properties in seven states. Additionally, the Company has two self-developed multi-tenant properties. Following is a summary of these properties:

Tenant	City	State	Area (Square Feet)	Year Built
Bank of America	Garden Grove	CA	7,570	1962
Bank of America	Laguna Beach	CA	11,029	1961
Bank of America	Mission Viejo	CA	9,034	1975
Bank of America	Mission Viejo	CA	5,975	1979
Bank of America	Westminster	CA	7,620	1965
Barnes & Noble	Daytona Beach	FL	28,000	1995
Best Buy	McDonough	GA	30,038	2005
Buffalo Wild Wings	Phoenix	AZ	6,030	2012
CVS(2)	Clermont	FL	13,824	2002
CVS(2)	Clermont	FL	13,813	2004
CVS(2)	Melbourne	FL	10,908	2001
CVS(2)	Sanford	FL	11,900	2003
CVS(2)	Sanford	FL	13,813	2004
CVS(2)	Sebastian	FL	13,813	2003
CVS(2)	Sebring	FL	12,174	1999
CVS(2)	Tallahassee	FL	10,880	1995/2011	(1)
CVS(2)	Vero Beach	FL	13,813	2001
Dick’s Sporting Goods	McDonough	GA	46,315	2006
Harris Teeter	Charlotte	NC	45,089	1993
JPMorgan Chase	Chicago	IL	4,635	2011
Lowe’s	Lexington	NC	114,734	1996
PNC Bank	Orlando	FL	4,128	2004
PNC Bank	Alpharetta	GA	4,135	2001
PNC Bank	Altamonte Springs	FL	4,128	2004
Walgreens	Boulder	CO	14,820	2010
Walgreens	Apopka	FL	14,560	2003
Walgreens	Clermont	FL	13,650	2003
Walgreens	Kissimmee	FL	13,905	1998
Walgreens	Orlando	FL	15,120	1997
Walgreens	Palm Bay	FL	13,905	1999
Walgreens	Alpharetta	GA	15,120	2000

31 Properties Acquired			544,478

Primary Tenant
Merrill Lynch (36%)	Concierge Office Building, Daytona Beach	FL	22,012	2009
State of Florida Dept. of Revenue (62%)	Mason Commerce Center, Daytona Beach	FL	30,720	2009

2 Self-Developed Multi-Tenant Properties			52,732

Total 33 Properties			597,210

(1)	This property was expanded in 2011 at a cost of $1,600,000 in exchange for a new twenty-five year lease term.
(2)	These properties’ leases are with Holiday CVS, L.L.C.

With the exception of the Dick’s Sporting Goods and Best Buy properties acquired in 2006, and the two self-developed multi-tenant properties, all properties are leased on a long-term, double or triple-net lease basis.

ITEM 1.	BUSINESS (continued)

INCOME PROPERTIES (continued)

Other rental property consists of the lease of land for twenty-two billboards, primarily along Interstate 95 and Interstate 4, and hunting and agricultural leases covering 9,246 acres.

The average occupancy rates, expressed as a percentage, of our acquired single-tenant net-lease income properties for each of the last five years on a portfolio basis are as follows:

Year	Occupancy(1)
2008	95%
2009	95%
2010	92%
2011	91%
2012	94%

(1)	Based on weighted average physical occupancy.

The weighted average effective annual rental per square foot for our income properties as of year-end for each of the last five years is as follows:

Year	Annual Rental Per Square Foot
2008	$17.02
2009	$17.03
2010	$16.61
2011	$16.40
2012	$17.48
2008 – 2012	$16.91

The information on lease expirations for each of the ten years starting with 2013 is as follows:

Year	# of Tenant Leases Expiring	Total Square Feet of Leases Expiring	Annual Rents Expiring	Percentage of Gross Annual Rents Expiring
2013	—	—	—	—
2014	—	—	—	—
2015	1	28,000	$394,800	4.1%
2016	1	30,038	$480,000	5.0%
2017	2	161,049	$1,266,785	13.3%
2018	0	0	$0	0.0%
2019	4	45,327	$1,126,184	11.8%
2020	3	23,383	$867,542	9.1%
2021	1	11,900	$327,574	3.4%
2022	—	—	—	—

Each lease has additional option periods beyond the original term of the lease, which are exercisable at the tenant’s option.

A summary of activity subsequent to December 31, 2012, related to our income properties, follows:

•

On January 3, 2013, the Company acquired four properties leased to Bank of America, N.A. in both Los Angeles County and Orange County, California at an aggregate purchase price of $8,015,737. The initial terms of the leases are 15 years.

•

On January 23, 2013, the Company acquired a 34,512 square-foot free-standing building situated on 3.62 acres in Glendale, Arizona. The property is under lease to Big Lots with an initial term of 10 years. The purchase price totaled $5,001,500.

ITEM 1.	BUSINESS (continued)

INCOME PROPERTIES (continued)

•

On January 31, 2013, the Company acquired a two-building 133,000 square-foot office complex leased to Hilton Resorts Corporation in Orlando, Florida. The total purchase price was $14.6 million. Both buildings are under a long term lease, with over eight years remaining in the term, which also provides for annual lease escalations.

•

On February 14, 2013, the Company sold its interest in the 4,128 square-foot building under a 7 year remaining lease to PNC Bank, located in Alpharetta, Georgia. The sales price on this transaction amounted to $3,550,000. The property was written down to estimated fair value, and was presented as assets held for sale on the consolidated balance sheet at December 31, 2012. The property’s operating results were included in discontinued operations for each of the three years ended December 31, 2012, 2011, and 2010.

•

On February 21, 2013, the Company sold its interest in the 13,824 square-foot building under lease to CVS, located in Clermont, Florida. The sales price on this transaction amounted to $4,050,000. As of December 31, 2012, no contract was in place, therefore, this property was not presented as assets held for sale on the balance sheet and the property’s operating results were not included in discontinued operations.

CVS and Walgreens accounted for 15.5% and 12.8%, respectively, of our consolidated revenues in 2012 and as of December 31, 2012 represented 19.2% and 16.9%, respectively, of rentable square feet, while Lowe’s represented 19.2% of rentable square feet as of December 31, 2012. Information regarding these tenants, including principal provisions of our leases with these tenants, is as follows:

Holiday CVS, L.L.C. (a subsidiary of CVS Caremark Corporation)—19.2% of portfolio by square-feet, 15.5% by revenue

•	Primarily 20-year triple-net leases (one lease term is 25 years), with primarily 4 option periods of 5 years each.

•	Primarily no rent increases until option period, with rents ranging from $19+/- per square foot (PSF) to $27+/- PSF.

Walgreen Co.—16.9% of portfolio by square-feet,12.8% by revenue

•	20-year or 25-year double-net or triple-net leases, with primarily 6 option periods of 5 years each.

•	No rent increases until option period, with rents ranging from $19+/- to $26+/- PSF.

Lowe’s Corporation—19.2% of portfolio by square-feet, 4.1% by revenue

•	20-year double-net leases, with 6 option periods of 5 years each.

•	No rent increases until option period, with rent of $6+/- PSF.

GOLF OPERATIONS

Golf operations consist of the operation of two 18-hole championship golf courses with a three-hole practice facility, a clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95 in Daytona Beach, Florida. LPGA International is a semi-private golf club consisting of an 18-hole course designed by Rees Jones, known as the Champions Course, and an 18-hole course designed by Arthur Hills, known as the Legends Course.

The Company leases the land and certain improvements attributable to the golf courses under a long-term lease with the City of Daytona Beach, Florida. Due to the continuing losses of the golf operations, the Company recorded an impairment charge totaling $4,012,476, before income tax, in 2011. The Company entered into a management agreement with an affiliate of ClubCorp America, effective January 25, 2012, to manage the LPGA International golf and clubhouse facilities. ClubCorp USA, Inc. (“ClubCorp”), which owns and operates clubs and golf courses worldwide, brought substantial golf and club management expertise and knowledge to the LPGA International golf operations, provided access to national marketing capabilities, and aggregated purchasing programs, and implemented an affiliate member program, which improved membership levels and delivered cost efficiencies particularly with payroll, maintenance, and food and beverage costs.

In July 2012, the Company entered into an agreement with the City of Daytona Beach, Florida (the “City”) to, among other things, amend the remaining lease payments under the golf course lease whereby the base rent payment scheduled to increase from $250,000 to $500,000 as of September 1, 2012, for the remainder of the lease term and any extensions, was kept at $250,000, subject to an annual rate increase of 1.75% beginning September 1, 2013. Since the inception of the lease, the Company has been recognizing the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent equal to $3,702,194 as of December 31, 2012. Upon the effective date of the amendment to the lease, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due, and will be recognized into income over the remaining lease term of 10 years. As part of the lease amendment, we agreed to invest $200,000 of capital improvements to the facilities by September 1, 2015. In December 2012, we completed a $425,000 renovation of the clubhouse which involved remodeling both the primary food and beverage restaurant, as well as the pro shop, with $343,969 of the construction costs recognized through year end 2012 and the balance paid in January 2013. In addition, beginning on September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City in the amounts of 5.0% of gross revenues exceeding $5,500,000 up to $6,500,000 and 7.0% of gross revenues exceeding $6,500,000. The lease matures in 2022 with seven renewal options for five years each.

ITEM 1.	BUSINESS (continued)

OTHER INCOME

Agricultural Operations. The Company’s agricultural lands encompass approximately 9,700 acres on the west side of Daytona Beach, Florida. Management believes the geographic location of this tract is well situated for future development. We are currently operating this land for timber and hay, as well as hunting leases. In addition to access by major highways (Interstate 95, Interstate 4, State Road 40, and International Speedway Boulevard), the internal road system for forestry and other agricultural purposes is good.

COMPETITION

The real estate business, generally, is highly competitive and fragmented. Our income property operation consists primarily of income producing properties and our business plan is focused on investing in additional income producing properties. To achieve our investment objectives we compete with numerous companies and organizations, both public as well as private, of varying sizes, ranging from local to national in scale. In all markets in which we compete to acquire income properties, price is the principal method of competition, with transaction structure and certainty of execution also being significant considerations of potential sellers. As of December 31, 2012, our thirty-one income properties are located in seven states with seventeen properties located in Florida, five properties located in California, and four properties located in Georgia. Should we need to lease our income properties or multi-tenant properties, we would compete with many other property owners in the local market based on price, location of our property and possibly lease terms. Our real estate operations primarily comprised of our land holdings and our subsurface interests, with substantially all of our land holdings located in Daytona Beach, Volusia County, Florida. We compete with many developers and land owners of varying sizes ranging from local to national level businesses to complete land transactions. The potential parties interested in our land holdings are primarily residential and commercial developers and commercial businesses and competition for these transactions is based on, amongst other things, price, location, land use or optionality of land use, and may also consider other development activities in the surrounding area. Our golf operations consist of a single property located in Daytona Beach, Florida with two 18-hole championship golf courses, practice facility, and clubhouse facilities including a restaurant and bar operation. The primary competition for our golf operations comes from other private and public golf operations in the local market. Competition for our golf operation is largely based on price, service level, and product quality. We attempt to differentiate our golf operations product on the basis of the condition and quality of the courses and practice facilities, service level, the quality and experience of the food and beverage amenities.

EMPLOYEES

At December 31, 2012, the Company had thirteen full-time employees and considers its employee relations to be satisfactory. At the end of February 2013, the Company had fourteen full-time employees.

AVAILABLE INFORMATION

The Company’s website is www.ctlc.com. The Company makes available on this website, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the Company electronically files or furnishes such materials to the SEC. The Company will also provide paper copies of these filings free of charge upon a specific request in writing for such filing to the Company’s Corporate Secretary, P.O. Box 10809, Daytona Beach, Florida 32120-0809. All reports the Company files with or furnishes to the SEC are also available free of charge via the SEC’s electronic data gathering and retrieval (“EDGAR”) system available through the SEC’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

Our business is subject to a number of significant risks. The risks described below may not be the only risks which potentially could impact our business. These additional risks include those which are unknown at this time or that are currently considered immaterial. If any of the circumstances described below actually occur to a significant degree, our business, financial condition, and/or results of operations could suffer, and the trading price of our common stock could decline. You should carefully consider the following risks and all of the other information set forth in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto. If any of the events or developments described below were actually to occur, the Company’s business, financial condition, or results of operations could be adversely affected.

A prolonged downturn in economic conditions, especially in Daytona Beach, Florida, could continue to adversely impact our business. In recent years, the collapse of the housing market, together with the crisis in the credit markets, resulted in a recession in the national economy with significant levels of unemployment, shrinking gross domestic product, and drastically reduced consumer spending. At such times, potential customers often defer or avoid real estate purchases due to, among other factors, a lack of liquidity and the substantial costs involved. The real estate industry is particularly vulnerable to shifts in local, regional, and national economic conditions which are outside of our control, such as short and long-term interest rates, housing demand, population growth, and unemployment levels and job growth. Our real estate operations segment is especially sensitive to economic conditions in Florida, particularly Daytona Beach, where substantially all of our land portfolio is located. Florida has continued to experience weak economic conditions and could take longer to recover than the rest of the nation. A prolonged period of economic weakness or another downturn could continue to have a material adverse effect on our business, results of operations, and financial condition.

Our future success will depend upon, among other things, our ability to successfully execute our strategy to invest in income producing properties. There is no assurance that we will be able to continue to execute our strategy of investing in income producing properties successfully. Additionally, there is no assurance that the income property portfolio will expand at all, or if it expands, at any specified rate or to any specified size. If we continue to invest in diverse geographic markets other than the markets in which we currently own properties, we will be subject to risks associated with investing in new markets as those markets will be relatively unfamiliar to us. In addition, investments in new markets may introduce increased costs to us relating to factors including the regulatory environment and the local and state tax structure. Consequently if we are unable to acquire additional income-producing properties or our investments in new markets introduce increased costs our financial condition, results of operations, and cash flows may be adversely affected.

ITEM 1A.	RISK FACTORS (continued)

If we are not successful in utilizing the like-kind exchange structure in deploying the proceeds from our land transactions or dispositions of non-core income properties, or our like-kind exchange transactions are disqualified, our results of operations and cash flows could be adversely impacted. Our strategy of investing in income-producing properties includes the utilization, when possible, of proceeds obtained from the disposition of non-core income-properties or from land transactions, which qualify for deferral of the applicable income tax through the like-kind exchange provisions of the Internal Revenue Code. If we fail to complete a qualifying acquisition utilizing the aforementioned proceeds, or a transaction we deemed qualifying for like-kind exchange treatment is subsequently disqualified by the Internal Revenue Service, we may be subject to increased income taxes, which may adversely impact our results of operations and our cash flows.

Most of our land assets are located in a competitive real estate market, which could adversely impact our business. Our competitors are primarily other landowners in the Daytona Beach area. These competitive conditions can make it difficult to engage in real estate transactions on acceptable terms and can adversely affect operations, financial condition, or results of operations.

The loss of revenues from major income property tenants would adversely impact cash flow. Our two largest income property tenants-CVS and Walgreens-accounted for 15.5% and 12.8%, respectively, of consolidated revenues and in the aggregate approximately 28% of consolidated revenues for the year ended December 31, 2012. The default, financial distress, or bankruptcy of one or both of these tenants could cause substantial vacancies in our income property portfolio. Vacancies reduce revenues until the affected properties can be re-leased and could decrease the value of each such vacant property. Upon the expiration of the leases that are currently in place, we may not be able to re-lease a vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing. If, following the loss of an income property tenant, we are unable to re-lease the income property at comparable rental rates and in a timely manner, our results of operations could be adversely affected.

We are subject to a number of risks inherent in the ownership of income properties. Factors beyond our control can affect the performance and value of our income properties. Changes in national, regional, and local economic and market conditions may affect the performance of the income properties and their value. Local real estate market conditions may include excess supply and intense competition for tenants, including competition based on rental rates, attractiveness and location of the property and quality of maintenance, insurance, and management services. In addition, the performance and value of our income properties can be impacted by changes in laws and governmental regulations, changes in interest rates, and the availability of financing. As real estate investments are relatively illiquid, the ability to adjust our portfolio of income properties promptly in response to economic or other conditions is limited. Certain significant expenditures generally do not change in response to economic or other conditions, including debt service, real estate taxes, and operating and maintenance costs.

Our operations could be negatively impacted by the loss of key management personnel. We believe our future success depends, to a significant extent, on the efforts of each member of the Company’s senior management and our ability to attract and retain key personnel. The loss of, or our inability to replace, any member of senior management could adversely affect our operations and our ability to execute our business strategies and thereby our financial condition, results of operations and cash flows. We do not have key man life insurance policies on members of our senior management.

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

Further declines in real estate values could result in impairment write-downs. Further declines in the real estate market could result in future impairments (as defined by FASB authoritative accounting guidance) to certain of our properties, land portfolio, or other capitalized costs such as impact fee credits. The fair value of our land and income properties depends on market conditions, including estimates of future demand for, and the revenues that can be generated from, such land or income properties. The downturn in the real estate market has caused the fair value of certain of our properties to decrease. In 2011, we wrote down the carrying value of our golf operations assets and certain of our land assets, with a corresponding non-cash charges against our earnings to reflect the impaired value. If the real estate market were to decline further, we may be required to take other impairment charges against our earnings for other than temporary impairments in the value of our land, income properties or other capitalized costs. Any such non-cash charges could have an adverse effect on our results of operations.

ITEM 1A.	RISK FACTORS (continued)

Certain provisions of the Company’s leases may be unenforceable. The Company’s rights and obligations with respect to its leases are governed by written agreements with our tenants. A court could determine that one or more provisions of such an agreement are unenforceable, such as a particular remedy, a termination provision, or a provision governing the Company’s remedies for default of the tenant lessee. If we were unable to enforce provisions of a lease agreement or agreements, our results of operations, financial condition, and cash flows could be adversely impacted.

We may not be able to dispose of properties we target for sale to recycle our capital. While the Company’s strategy includes selectively selling income-producing properties to recycle our capital, we may be unable to sell properties targeted for disposition due to adverse market conditions or not achieve the pricing or timing that is consistent with our expectations. This may adversely affect, among other things, the Company’s ability to deploy capital into the acquisition of other income-producing properties, execute our operating strategy, or our results of operations, financial condition, and cash flows.

The Company’s real estate investments, including its land assets and income-producing properties, are generally illiquid. Real estate investments are relatively illiquid, therefore, the Company’s ability to make rapid adjustments in its portfolio size or content in response to economic or other conditions is limited. Certain significant expenditures generally do not get reduced and may in fact increase in response to weakening economic conditions or other market disruptions including maintenance costs, insurance costs and in some instances interest expense. This relationship of revenue and expenditures may result, under certain market conditions, in reduced operating results and cash flows and thereby could have an adverse effect on the Company’s financial condition.

Our operations and properties could be adversely affected in the event of a hurricane, earthquake, natural disaster, or other significant disruption. Our corporate headquarters and many of our properties are located in Florida, where major hurricanes have occurred. We have income properties in Southern California where earthquakes have occurred. Depending on where any particular hurricane makes landfall, our properties in Florida could experience significant damage. Similarly, should an earthquake occur in Southern California, our properties there could incur significant damage. In addition, the occurrence and frequency of hurricanes in Florida could also negatively impact demand for our real estate products because of consumer perceptions of hurricane risks. In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts and heat waves, could have an adverse effect on our ability to develop properties or realize income from our properties. If a hurricane, earthquake, natural disaster or other significant disruption occurs, we may experience disruptions to our operations and properties, which could have an adverse effect on our business, our results of operations, and our cash flows.

Land use and environmental regulations could restrict, make more costly, or otherwise adversely impact our business. We are subject to a wide variety of federal, state, and local laws and regulations relating to land use, and development and permitting and environmental compliance obligations. Any failure to comply with these laws or regulations could result in capital or operating expenditures or the imposition of significant financial penalties or restrictions on our operations that could adversely affect present and future operations, cash flows and our financial condition. Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer. Additionally, development moratoriums may be imposed due to an over capacity of traffic on roads. In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year. If municipalities in which we own land take actions such as those outlined, acquirers of our land assets may experience delays, increasing costs, or limitations in the ability to operate in those municipalities, which may have an adverse impact on our results of operations and cash flows.

The Company may be unable to obtain debt or equity capital on favorable terms, if at all. The Company’s only debt obligation matures in February of 2015 with no required principal payments prior to that time. However, we may seek to obtain additional debt financing or raise equity capital and may be unable to do so on favorable terms, if at all, to further our business objectives. Capital that may be available may be materially more expensive or available under terms that are materially more restrictive than the Company’s existing debt capital, which would have an adverse impact on the Company’s business, financial condition, and results of operations.

Uninsured losses may adversely affect the Company’s ability to pay outstanding indebtedness. The Company’s income-producing properties are generally covered by comprehensive liability, fire, and extended insurance coverage, typically paid by the tenant under the triple-net lease structure. The Company believes that the insurance carried on its properties is adequate and in accordance with industry standards. There are, however, types of losses (such as from hurricanes, earthquakes, or other types of natural disasters or wars or other acts of violence) which may be uninsurable, or the cost of insuring against these losses may not be economically justifiable. If an uninsured loss occurs or a loss exceeds policy limits, the Company could lose both its invested capital and anticipated revenues from the property, thereby reducing the Company’s cash flow, impairing the value of the income property and adversely impacting the Company’s results of operations.

ITEM 1A.	RISK FACTORS (continued)

The Company’s revolving credit facility includes certain financial and other covenants that could restrict its operating activities, and the failure to comply with such covenants could result in a default that accelerates the required payment of such debt. As of December 31, 2012, the Company had approximately $29.13 million of outstanding indebtedness under the revolving credit facility. The revolving credit facility contains various restrictive covenants which include, among others, a maximum total indebtedness and limits on the repurchase of the Company’s stock and similar restrictions. In addition the revolving credit facility contains certain financial covenants pertaining to debt service coverage ratios, maximum levels of investment in certain types of assets, the number and make-up of the properties in the borrowing base and similar covenants typical for this type of indebtedness. The Company’s ability to meet or maintain compliance with these debt covenants may be dependent on the performance by the Company’s tenants under their leases. The Company’s failure to comply with certain of its debt covenants could result in a default that may, if not cured, accelerate the payment under such debt and limit the Company’s available cash flow for acquisitions, dividends, or operating costs, which would likely have a material adverse impact on the Company’s financial condition, results of operations, and cash flows. In addition, these defaults could impair the Company’s access to the debt and equity markets.

Continued or increased operating losses from the golf operations may adversely impact the Company’s results of operations and cash flows. The Company has golf operations consisting of two 18-hole golf courses in Daytona Beach, Florida, with a food and beverage operation and club membership operations. A third party manages and staffs these operations on behalf of the Company. Since inception the golf operation has generated substantial negative cash flows. In 2011, the Company recognized an impairment of approximately $4.0 million on the long-lived assets of the golf operations. The results of business operations from the golf operations are subject to the typical execution risks inherent with many golf, retail and club operations including: maintenance, merchandising, pricing, customer service, competition, consumer preferences and behavior, safety, compliance with various federal, state and local laws, ordinances and regulations, environmental contamination, weather conditions, or other trends in the local market. Although the negative cash flows generated by the golf operations decreased in 2012, any one of these execution risk factors could negatively impact the golf operations and thereby adversely impact the Company’s results of operations and cash flows.

Competition and market conditions relating to golf operations could adversely affect our operating results. Golf operations face competition from similar nearby golf operations. Any new competitive golf operations that are developed close to our existing golf operations also may adversely impact results of operations. Golf operations are also subject to adverse market conditions, such as population trends and changing demographics, any of which could adversely affect results of operations. In addition, the golf operations may suffer if the economy weakens, if the popularity of golf decreases, or if unusual weather conditions or other factors cause a reduction in rounds played. Our golf operations are seasonal, primarily due to the impact of the winter tourist season and Florida summer heat and rain. Should any of these factors occur, our golf operations could be impacted unfavorably, which would adversely impact our results of operations and cash flows.

Acts of violence, terrorist attacks or war may affect the markets in which the Company operates and adversely affect the Company’s results of operations and cash flows. Terrorist attacks or other acts of violence may negatively affect the Company’s operations. There can be no assurance that there will not be terrorist attacks against businesses within the United States. These attacks may directly impact the Company’s physical assets or business operations or the financial condition of its tenants, lenders or other institutions with which the Company has a relationship. The United States is engaged in armed conflict, which could have an impact on these parties. The consequences of armed conflict are unpredictable, and the Company may not be able to foresee events that could have an adverse effect on its business. More generally, the occurrence of any of these events, or the threat of these events, could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies. They also could result in, or cause a deepening of, the economic recession in the United States or abroad. Any of these occurrences could have an adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company’s ability to pay dividends in the future is subject to many factors. The Company has consistently paid a dividend since 1976, but the Company’s ability to pay dividends may be impaired if any of the risks described in this section were to occur. In addition, payment of the Company’s dividend depends upon the Company’s earnings and cash flows, financial condition, and its listing on the NYSE MKT, and other factors as the Company’s Board of Directors may deem relevant from time to time.

ITEM 1A.	RISK FACTORS (continued)

The market value of the Company’s common stock is subject to various factors that may cause significant fluctuations or volatility. As with other publicly traded securities, the market price of the Company’s common stock depends on various factors, which may change from time-to-time and/or may be unrelated to the Company’s results of operations, cash flows or financial condition and such factors may cause significant fluctuations or volatility in the market price of the Company’s common stock. These factors include, among others, the following:

•	General economic and financial market conditions including a weak economic environment;

•	Level and trend of interest rates;

•	The Company’s ability to access the capital markets to raise additional capital;

•	The issuance of additional equity or debt securities;

•	Changes in the Company’s cash flows or results of operations;

•	The commencement of coverage by equity analysts;

•	The Company’s financial condition and performance;

•	Market perception of the Company compared to other real estate companies; and

•	Market perception of the real estate sector compared to other investment sectors.

The Company’s failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results, and share price. Section 404 of the Sarbanes-Oxley Act of 2002 or ‘the Act,’ as amended or modified from time to time, requires annual management assessments of the effectiveness of the Company’s internal control over financial reporting. If the Company fails to maintain the adequacy of its internal control over financial reporting, the Company may not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting and therefore would likely not be in compliance with the Act. An effective system of internal controls over financial reporting, particularly those related to revenue recognition, are necessary for the Company to prepare and produce reliable financial reports and to maintain its qualification as a public company and are important in helping to prevent financial fraud. If the Company cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, qualification as a public company listed on the New York Stock Exchange MKT, or the NYSE MKT, could be jeopardized, investors could lose confidence in the Company’s reported financial information, and the trading price of the Company’s shares could drop significantly.

Cybersecurity risks and cyber incidents could adversely affect the Company’s business and disrupt operations. Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence.

Investment returns on pension assets may be lower than expected or changes in interest rates may require us to make significant additional cash contributions to our defined benefits pension plan. We sponsor a defined benefit pension plan, which primarily covers retired employees. Effective December 31, 2011 participant benefits were frozen whereby there would be no future accruals after that date and no employees added to the plan. The Federal Pension Protection Act of 2006 requires that certain capitalization levels be maintained in each of these plans. Because it is unknown what the investment return on pension assets will be in future years or what interest rates may be at any point in time, no assurances can be given that future plan contributions required by lower than expected investment returns, or applicable law will not be material whereby any additional significant cash contributions to the plan may have an adverse impact on our cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.	PROPERTIES

Land holdings of the Company, which are primarily located in Florida, include: over 11,000 acres (including commercial/retail sites) in the Daytona Beach area of Volusia County; approximately 1 acre in Highlands County; retail buildings located on 80 acres throughout Arizona, California, Colorado, Florida, Georgia, Illinois, and North Carolina, two self-developed multi-tenant properties located on 12 acres in Daytona Beach, Florida; and full or fractional subsurface oil, gas, and mineral interests of approximately 490,000 “surface acres” in 20 counties in Florida. The utilization of these assets provides the land base of the Company’s operations.

The lands not currently being developed, including those on which development approvals have been received, are involved in active agricultural operations. These lands border both sides of Interstate 95 for 6.5 miles between International Speedway Boulevard (U. S. Highway 92) and State Road 40, with approximately 9,700 acres west and 1,500 acres east of the interstate.

Subsidiaries of the Company are holders of the developed properties and are involved in the development of additional lands zoned for commercial or industrial purposes.

The Company also owns and operates properties for leasing. These properties are discussed under “Item 1. Business-Income Properties.”

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of our business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

In September 2010, St. Johns River Water Management District (the “District”) served the Company with an administrative complaint filed with the Florida Division of Administrative Hearings in connection with certain Company agricultural operations that alleged the Company constructed and operated a surface water management system without the proper permit. The Company disagreed with the District’s assertions in the complaint on the basis that its operations were agriculturally exempt from permitting and requested an administrative hearing. This case was subsequently continued in abeyance due to new legislation affecting the agricultural exemption and to accommodate settlement discussions between the parties. Pursuant to the new legislation, the District elected to have the Florida Department of Agriculture and Consumer Services (“DACS”) make a binding determination of the applicability of the agricultural exemption to the Company’s agricultural operations. Based on site-specific characteristics, historical land use, and documented industry practices, DACS concluded the Company engaged in normal and customary agricultural practices for operations on 117 acres and the agricultural exemption from permitting applied those acres. DACS believes that a portion of the remaining 101 acres alleged by the District to be wetlands may have required an Environmental Resource Permit prior to commencing our agricultural operations in those areas but was unable to make a determination based on readily available information. In an effort to resolve this matter, the Company submitted a proposed settlement offer to the District on August 20, 2012, offering certain undeveloped acreage owned by the Company. The Company accrued a reserve equal to $611,691 in the quarter ended September 30, 2012, reflecting the Company’s carrying value of the acreage offered to settle the matter. Following the offer, settlement discussions continued and on December 31, 2012, the Company and the District executed a settlement agreement (“SJRWMD Agreement”) involving certain of the Company’s prior agricultural operations in which the Company agreed to submit an after-the-fact permit application and increased the undeveloped acreage offered for mitigation in connection with the permit. The Company has adjusted the reserve to a total of $723,058 to reflect the Company’s carrying value of the additional undeveloped acres and costs associated with the permit application. The SJRWMD Agreement is contingent upon the Company and the District reaching agreement on a management fee and issuance of the permit. In the event the District and the Company cannot achieve these items, the SJRWMD Agreement could be terminated. The Company submitted its permit application on January 28, 2013.

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

ITEM 3.	LEGAL PROCEEDINGS (continued)

lease, which it originally anticipated would occur immediately preceding construction commencement (which Harris Teeter estimated to be approximately July 31, 2012). The Company does not believe the road modifications provide a basis for Harris Teeter to terminate the Lease and has responded to Harris Teeter. The Company has also reached out to other affected businesses and to the North Carolina Department of Transportation (“NCDOT”) in an effort to persuade NCDOT to keep the all-access intersection intact and, notwithstanding the foregoing, Harris Teeter indicated a present willingness to assist in this endeavor. In May 2012, NCDOT indicated that it will not reach a final decision on its consideration of this matter for 6 to 18 months, and that, in the meantime, the intersection would remain all-access. On November 6, 2012, the Company filed its response to the condemnation pleadings. The trial in this matter has been initially scheduled for the week of September 16, 2013, with mediation to occur prior to July 22, 2013. In a status meeting attended by the Company on January 30, 2013, with NCDOT, the City of Charlotte, and others, NCDOT proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte proposed to build and maintain a new access road/point to the property. These proposals are tentative and pending additional public funding.

In May 2010, the Company filed a lawsuit in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida, in order to enforce its approximate $3.8 million claim of lien on real property owned by FM Bayberry Cove Holding, LLC (“FM Bayberry”) for its share of the costs for construction of Tournament Drive. BB&T was included as a defendant as the current mortgage holder of the property subject to the Company’s lien. BB&T filed a counterclaim asserting that its mortgage is superior to the Company’s claim of lien which the Company denied. BB&T and the Company each filed motions for summary judgment as to the priority of their respective interests in the property which were heard by the court on January 12, 2012. The Circuit Court determined that the Company’s interests were superior to the lien imposed by BB&T and all other interests. The Company subsequently filed a motion for summary judgment of foreclosure which was before the Court at a hearing on June 22, 2012, which was granted and the Final Judgment of Foreclosure was entered on August 7, 2012, as subsequently amended by that the Amended Final Judgment of Foreclosure entered August 16, 2012. However, all further proceedings in the Circuit Court (including the foreclosure sale) are stayed pending BB&T’s appeal to the Florida District Court of Appeal, Fifth District (for which notice was filed by BB&T on August 16, 2012, and amended on August 24, 2012) on the Circuit Court’s determination in the matter of priority. On December 4, 2012, Company representatives attended an appellate court-ordered mediation between the Company and BB&T. The mediation was extended in order to accommodate continuing discussions between the parties but was terminated on or about January 10, 2013, when the parties were unable to reach agreement. This matter is continuing in the appeal at this time with BB&T’s initial brief due to be filed on or about April 1, 2013. As of December 31, 2012, the amount of the judgment plus interest is in excess of $4.4 million.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

COMMON STOCK PRICES AND DIVIDENDS

The Company’s common stock trades on the NYSE MKT under the symbol CTO. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends paid per share over the two years ended December 31, 2012:

2012	$0.04
2011	$0.04

The level of future dividends will be subject to an ongoing review of the Company’s operating results and financial position, and among other factors, the overall economy with an emphasis on our local real estate market and our capital needs.

Indicated below are high and low sales prices of our stock for each full quarter within the last two fiscal years. All quotations represent actual transactions.

	2012		2011
	High	Low	High	Low
	$	$	$	$
First Quarter	33.09	27.62	35.05	28.23
Second Quarter	30.12	26.73	33.69	27.65
Third Quarter	32.89	25.50	30.89	25.94
Fourth Quarter	33.40	29.26	30.60	24.65

The number of shareholders of record as of March 1, 2013 (without regard to shares held in nominee or street name) was 446.

Recent Sales of Unregistered Securities

None

Related Stockholder Matters

On August 1, 2011, pursuant to the Restricted Share Award Agreement between John P. Albright and the Company, Mr. Albright was issued 96,000 shares of restricted Company common stock outside of our 2010 Equity Incentive Plan, in accordance with and subject to the exception set forth in Section 711(a) of the NYSE MKT Company Guide, and in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES (continued)

STOCK PERFORMANCE GRAPH

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Consolidated-Tomoka Land Co., the NYSE MKT Composite Index, and a Peer Group

The following performance graph shows a comparison of cumulative total shareholder return from a $100 investment in stock of the Company over the five-year period ending December 31, 2012, with the cumulative shareholder return of the NYSE MKT Composite Index, a Real Estate Industry Index provided by Research Data Group that consists of Alico Inc., AV Homes Inc. (formerly known as Avatar Holdings), Forestar Group Inc., St. Joe Company, Stratus Properties Inc., and Tejon Ranch Co. (the “Peer Group”). The Company adjusted its Peer Group in 2011 for the purposes of the performance graph disclosure because the Company believes that the Peer Group reflects a mix of companies that is reasonably comparable to the businesses of the Company, including real estate, land management, income properties, subsurface interests, and the location of the Company’s properties.

	12/07	12/08	12/09	12/10	12/11	12/12
	$	$	$	$	$	$
Consolidated-Tomoka Land Co.	100.00	61.48	56.76	47.01	44.09	50.58
NYSE MKT Composite	100.00	62.15	82.82	104.10	112.59	121.01
Peer Group	100.00	63.25	76.54	63.10	44.99	64.39

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES (continued)

ISSUER REPURCHASES OF EQUITY SECURITIES

In November 2008, the Company’s Board of Directors authorized the Company to repurchase from time to time up to $8 million of its common stock under this plan. The Company repurchased 4,660 shares of its common stock at a cost of $104,648 through December 31, 2012 and remains authorized to repurchase shares of its common stock up to a dollar value of $8 million. There is no expiration date for the plan. The Company made no repurchases of its common stock during the quarter and year ended December 31, 2012, under the stock repurchase program described above. The maximum approximate dollar value of shares that may yet be purchased under the plan or program is $7,441,698.

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

The following table summarizes our selected historical financial information for each of the last five fiscal years. Certain items in the prior years’ consolidated statement of operations have been reclassified to conform to the presentation of the consolidated statements of operations for the year ended December 31, 2012. Specifically, the depreciation and amortization expense and interest expense have been segregated into separate line times, whereas previously, these amounts were included in general and administrative expenses. These reclassifications had no effect on the prior year presentation of income (loss) from continuing operations before income tax. Additionally, all amounts have been restated on a continuing operations basis. Discontinued Operations are more fully discussed in Note 2 in the Notes to Consolidated Financial Statements. The selected financial information has been derived from our audited Consolidated Financial Statements, which for data presented for fiscal years 2012, 2011, and 2010 are included elsewhere in this report.

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Years Ended
	2012	2011	2010	2009	2008
	(In thousands except per share amounts)
Summary of Operations:
Total Revenues	$17,330	$14,063	$12,276	$15,725	$18,849
Total Direct Cost of Revenues	(6,974)	(7,924)	(7,629)	(7,692)	(7,737)
General and Administrative	(6,624)	(5,440)	(3,473)	(5,322)	(2,317)
Impairment Charges	—	(6,619)	—	—	—
Depreciation and Amortization	(2,308)	(2,450)	(2,272)	(2,212)	(2,085)
Gain (Loss) on Disposition of Assets	240	246	(47)	(40)	(50)

Operating Income (Loss)	1,664	(8,124)	(1,145)	459	6,660
Interest Income (Expense)	(535)	(495)	(486)	(312)	(21)
Loss on Early Extinguishment of Debt	(246)	—	—	—	—
Income Taxes	(323)	3,381	551	(20)	(2,478)

Income (Loss) from Continuing Operations	560	(5,238)	(1,080)	127	4,161
Income from Discontinued Operations, Net of Tax	39	532	477	674	674

Net Income (Loss)	$599	$(4,706)	$(603)	$801	$4,835

Basic Earnings Per Share:
Income (Loss) from Continuing Operations	$0.09	$(0.91)	$(0.19)	$0.02	$0.73
Income from Discontinued Operations, Net of Tax	0.01	0.09	0.08	0.12	0.11

Net Income (Loss)	$0.10	$(0.82)	$(0.11)	$0.14	$0.84

Diluted Earnings Per Share:
Income (Loss) from Continuing Operations	$0.09	$(0.91)	$(0.19)	$0.02	$0.73
Income from Discontinued Operations, Net of Tax	0.01	0.09	0.08	0.12	0.11

Net Income (Loss)	$0.10	$(0.82)	$(0.11)	$0.14	$0.84

Dividends Paid Per Share	$0.04	$0.04	$0.04	$0.30	$0.40

Summary of Financial Position:
Property, Plant, and Equipment, Net	$139,092	$119,964	$133,045	$133,985	$132,845
Total Assets	$184,697	$170,266	$177,759	$176,575	$173,146
Shareholders’ Equity	$114,217	$113,164	$117,600	$118,034	$117,814
Long-Term Debt	$29,127	$15,267	$15,249	$13,210	$8,550

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

Forward-Looking Statements

When the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K or any document incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K.

OVERVIEW

We are a diversified real estate operating company. We own and manage commercial real estate properties in seven states in the U.S., with two self-developed multi-tenant properties located in Florida. We also own and manage a land portfolio, of over 11,000 acres in Florida, of which a majority is located within and form a substantial portion of the western boundary of the City of Daytona Beach. Our land is well-located along both sides of Interstate 95 and near central Florida’s Interstate 4 corridor. We also have a golf course operation, which consists of two 18 hole courses, lease property for billboards, agricultural, and hunting operations, and own and manage subsurface oil, gas, and mineral interests. The results of our agricultural and subsurface leasing operations are included in other income and real estate operations, respectively on our consolidated statement of operations.

Income Property Operations. We have pursued a strategy of investing in income producing properties, when possible, by utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes. Through the end of 2012, we had invested approximately $148.0 million in thirty-four single-tenant income properties primarily through this tax-deferred structure. We have sold three of these income properties, one of which was sold in December 2011, for $2.7 million, and two additional properties sold in the second quarter of 2012, for a total of $8.0 million. During the year ended December 31, 2012, we acquired the following eight income properties at a total purchase price of approximately $25.9 million:

•

In the second quarter of 2012, we acquired a 14,280 square-foot property leased to Walgreens, located in Boulder, Colorado, for a total acquisition cost of $7.4 million. The Company utilized the $2,779,511 in investment proceeds from the December 2011 sale of the property formerly leased by Barnes & Noble, located in Lakeland, Florida, in addition to the $4,090,323 of proceeds from the May 2012 sale of the Walgreens store located in Powder Springs, Georgia, to complete this acquisition. The lease to Walgreen Co. for this newly acquired property has an initial term of 20 years;

•

In September 2012, we purchased 1.5 acres of property in Phoenix, Arizona, for $1.8 million, utilizing approximately $610,000 from a prior land transaction. The property is leased to Buffalo Wild Wings pursuant to a ground lease with an initial term of 15 years;

•

In November 2012, we acquired a 4,635 square-foot property leased to JPMorgan Chase, located in Chicago, Illinois, for a total acquisition cost of $3.7 million. The Company utilized the $3.9 million in investment proceeds from the May 2012 sale of the property formerly leased by Northern Tool, located in Asheville, North Carolina, to complete this acquisition. The lease to JPMorgan Chase for this newly acquired property has an remaining initial term of 28 years; and

•

In December 2012, we acquired five income properties with more than 41,000 square feet of rentable space, each of which is leased to Bank of America N.A and are located in Orange County California, for a total acquisition cost of $12.8 million. The leases to Bank of America N.A. for each of these five acquired properties have an initial term of 15 years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

Subsequent to December 31, 2012, but prior to filing this Annual Report, we completed the following acquisitions of seven income properties at a total purchase price of approximately $27.6 million and the disposition of two income properties for a total of $7.6 million:

•

On January 3, 2013, the Company acquired four properties leased to Bank of America, N.A. in both Los Angeles County and Orange County, California at an aggregate purchase price of $8,015,737. The initial terms of the leases are 15 years;

•

On January 23, 2013, the Company acquired a 34,512 square-foot free-standing building situated on 3.62 acres in Glendale, Arizona. The property is under lease to Big Lots with an initial term of 10 years. The purchase price totaled $5,001,500;

•

On January 31, 2013, the Company acquired a two-building 133,000 square-foot office complex leased to Hilton Resorts Corporation in Orlando, Florida. The total purchase price was $14.6 million. Both buildings are under a long term lease, with over eight years remaining in the term, which provides for annual lease escalations;

•

On February 14, 2013, the Company sold its interest in the 4,128 square-foot building under lease to PNC Bank, located in Alpharetta, Georgia. The sales price on this transaction amounted to $3,550,000. The property was written down to estimated fair value resulting in a loss of $426,794, and was presented as assets held for sale on the consolidated balance sheet at December 31, 2012. The property’s operating results were included in discontinued operations for each of the three years ended December 31, 2012, 2011, and 2010; and

•

On February 21, 2013, the Company sold its interest in the 13,824 square-foot building under lease to CVS, located in Clermont, Florida. The sales price on this transaction amounted to $4,050,000. As of December 31, 2012, no contract was in place, therefore, this property was not presented as assets held for sale on the balance sheet and the property’s operating results were not included in discontinued operations.

Our current portfolio of income properties generates approximately $10.6 million of revenues from lease payments on an annualized basis and has an average remaining lease term of 10.6 years as of December 31, 2012. We expect to continue to focus on acquiring income-producing properties during fiscal 2013, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As of December 31, 2012, the Company owned three retail banking sites in Florida and Georgia, originally leased by RBC Centura Bank (“RBC”). In March 2012, RBC’s U.S. retail banking unit merged with PNC Bank. The Company does not expect the merger to have an adverse impact on the leases for these properties. Two of our bank sites are currently operating as PNC Bank. During the fourth quarter of 2009, RBC closed the branch at one of the retail banking sites owned by the Company, located in Altamonte Springs, Florida. The tenant remains obligated on the lease for the remaining term of the lease and the scheduled lease payments have continued to be collected.

As part of our overall strategy for investing in income-producing investments, we have self-developed two properties in Daytona Beach, Florida. The first property is a two-building, 31,000 square-foot flex office space complex located within Mason Commerce Center. This represents the first phase of a four-building planned commercial development. The second phase would allow for an identical two-building project to be built. As of December 31, 2012, the occupancy of the completed two-building complex is 94%. The second self-developed property is the first phase of a twelve-acre, four-lot commercial complex located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida. The parcel includes a 22,000 square-foot, two-story office building known as the Concierge Office Building, with 74.3% of the building under lease to two tenants.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. Pursuant to our on-going review, two properties were sold in the second quarter of 2012, and three other income properties were listed for sale as of December 31, 2012. The Company anticipates making new investments in other income-producing assets with the proceeds from selling these properties, utilizing the tax-deferred like-kind exchange structure, as circumstances permit.

Real Estate Operations. Until the significant downturn in the U.S. economy in 2008, the Company’s land transaction activity had been reasonably strong in the preceding several years. During 2009, however, land transactions decreased significantly, and in fiscal years 2010 and 2011, there were effectively no land transactions. We believe the trend in Company revenues and income from real estate operations during this period were consistent with the overall trend of the national and local economies and the real estate markets in general. Over the last several years, roads and interstate overpasses have been constructed, extended, or improved, in the Daytona Beach, Volusia County area, which we believe will benefit Company owned land and may have a positive impact on future activity of our land assets. In the second quarter of 2012, we completed the sale of 16.6 acres of industrial land west of Interstate 95 at a price of $618,272 or $37,245 per acre. The gain on the sale of this land totaled $573,069.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

Historical revenues and income are not indicative of future results because of the unique nature of land transactions and variations in the cost basis of the owned land. A significant portion of the Company’s revenue and income in any given year may be generated through relatively large commercial real estate transactions. The timing for these real estate transactions, from the time of preliminary discussions through contract negotiations, due diligence periods, and the closing, can last from several months to several years. Although we believe there have been recent signals of improvement in the overall economy and credit markets, we do not expect a significant improvement of economic conditions, in particular with the real estate market in the near term, and as a result we believe our ability to enter into land transactions will remain challenging.

During 2011, the Company conducted an impairment analysis on approximately 300 acres of land, which had been reacquired in 2009 through a foreclosure proceeding. The analysis resulted in an impairment charge of $2,606,412. The charge represented the entire cost basis of the property as Management decided to abandon the property due to the high carrying costs associated with these parcels, as they were subject to the Indigo Community Development District bond issue, relative to the current market environment for undeveloped land. The Company sold substantially all of its interest in this land to a third party for de minimus proceeds and the assumption of approximately $238,000 of accrued liabilities, in the fourth quarter of 2012.

The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 490,000 surface acres in 20 Florida counties. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances additional revenues from royalties applicable to production from the leased acreage. During 2011, an eight-year oil exploration lease covering approximately 136,000 net mineral acres primarily located in Lee and Hendry Counties was executed and a $913,657 first year rental payment was received. An additional $922,114, representing the guaranteed payment for the second year delay rental lease payment, was received in September 2012. After the second year of the lease, the Company will receive royalty payments if oil production occurs. Alternately, if production does not commence by the third anniversary of the effective date of the lease and the lease is not terminated by the parties at that time, the Company will receive additional lease payments based upon the acres remaining under lease. The Company also generates income from the release of surface entry rights.

At December 31, 2012, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Production volume from these oil wells was 81,441 barrels in 2012 and 104,211 barrels in 2011. The Company received oil royalties of $286,536 in 2012 and $222,034 in 2011.

During the first quarter of 2012, the Company signed an excavation agreement for fill dirt removal with up to four 9-month excavation periods and received an upfront non-refundable payment of $250,000 for the first excavation period beginning March 2012, and ending November 30, 2012. Through December 31, 2012, we recognized the entire non-refundable payment into income. The income from this excavation agreement was reclassified from Other Income into Real Estate Operations in the fourth quarter of 2012, and all prior quarterly information has been adjusted accordingly.

Golf Operations. Golf operations consist of the operation of two 18-hole championship golf courses with a three-hole practice facility, a clubhouse facility, and food and beverage activities within the LPGA International mixed-use residential community on the west side of Interstate 95 in Daytona Beach, Florida. LPGA International is a semi-private golf club consisting of an 18-hole course designed by Rees Jones and an 18-hole course designed by Arthur Hills.

The Company leases the land and certain improvements attributable to the golf courses under a long-term lease with the City of Daytona Beach, Florida. Due to the continuing losses of the golf operations, the Company recorded an impairment charge totaling $4,012,476, before income tax, in 2011. The Company entered into a management agreement with an affiliate of ClubCorp America, effective January 25, 2012, to manage the LPGA International golf and clubhouse facilities. We believe ClubCorp, which owns and operates clubs and golf courses worldwide, brings substantial golf and club management expertise and knowledge to the LPGA International golf operations, including the utilization of national marketing capabilities, aggregated purchasing programs, and implementation of an affiliate member program, which should improve membership levels through the access to other member clubs in the affiliate program.

In July 2012, the Company entered into an agreement with the City of Daytona Beach, Florida (the “City”) to, among other things, amend the remaining lease payments under the golf course lease whereby the base rent payment scheduled to increase from $250,000 to $500,000 as of September 1, 2012, for the remainder of the lease term and any extensions, was kept at $250,000, subject to an annual rate increase of 1.75% beginning September 1, 2013. Since the inception of the lease, the Company has been recognizing the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent equal to $3,702,194 as of December 31, 2012. Upon the effective date of the amendment to the lease, the

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due, and will be recognized into income over the remaining lease term of 10 years. As part of the lease amendment, we agreed to invest $200,000 of capital improvements to the facilities by September 1, 2015. In December 2012, we completed a renovation of the clubhouse which involved both the remodeling of the primary food and beverage restaurant, as well as the pro shop, for a total cost of approximately $425,000. In addition, beginning on September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City in the amounts of 5.0% of gross revenues exceeding $5,500,000 up to $6,500,000 and 7.0% of gross revenues exceeding $6,500,000. The lease matures in 2022 with seven renewal options for five years each.

Other Income. Substantially all of our other income consists of revenues generated by our agricultural operations. The Company’s agricultural lands encompass approximately 9,700 acres on the west side of Daytona Beach, Florida. Our agricultural operations are managed by a third-party and consist of leasing land for hay production, timber harvesting, as well as hunting leases.

SUMMARY OF OPERATING RESULTS FOR YEAR ENDED DECEMBER 31, 2012 COMPARED TO DECEMBER 31, 2011

Total revenue for the year ended December 31, 2012, increased 23.2% to $17.3 million, compared to $14.1 million for the year ended December 31, 2011. This increase included approximately $783,000 in additional revenue generated by increasing rent revenue from our income properties portfolio, in addition to a $2.6 million increase in revenue from our real estate operations, which was primarily comprised of proceeds from a land transaction of approximately $618,000, approximately $730,000 recognized in connection with the final resolution of the Dunn Avenue Extension agreement between the Company, the City of Daytona Beach, and the County of Volusia, pursuant to which the Company received a refund of approximately $160,000 on previously paid amounts and eliminated an accrued obligation of approximately $570,000 for the Company’s estimated share of remaining improvement costs and income from a subsurface leasing arrangement that commenced in mid-September 2011. Our income from continuing operations for the year ended December 31, 2012, was approximately $560,000 versus a loss from continuing operations of approximately $5.2 million in the same period in 2011, which included impairment charges totaling $4.1 million after income tax. Net income for the year ended December 31, 2012, was approximately $599,000, or $0.10 per share, versus a net loss of approximately $4.7 million, or $0.82 per share in same period in 2011, which included the aforementioned impairment charges after income tax.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled $9.6 million and $8.9 million, respectively, during the year ended December 31, 2012, compared to total revenue and income of $8.8 million and $8.2 million, for the year ended December 31, 2011. The direct costs of revenues for our income property operations totaled $676,096 and $526,959 for the year ended December 31, 2012 and 2011, respectively. The 8.9% increase in revenues reflects our expanded portfolio of income properties, without the full benefit of five income properties acquired in December 2012, additional leasing revenue from the expanded CVS store in Tallahassee, Florida, and increased occupancy, commencing in the fourth quarter of 2011, at our self-developed flex-office buildings in Daytona Beach, Florida. Our increased operating income from our income property operations reflects the aforementioned increased rent revenues offset by an increase of $149,137 in our direct costs of revenues which was primarily due to the expensing of approximately $115,000 in costs associated with acquisition opportunities that were terminated during the year.

REAL ESTATE OPERATIONS

During the year ended December 31, 2012, operating income from real estate operations was approximately $2.4 million on revenues totaling approximately $3.1 million. These results compare favorably to revenues of approximately $502,000 and a loss of approximately $250,500, for the year ended December 31, 2011 before impairment charges of approximately $2.6 million. The favorable revenue and income for the period, compared to the prior year, were substantially generated from a land transaction of approximately $618,000, approximately $730,000 recognized in connection with the final resolution of the Dunn Avenue Extension agreement discussed previously, and from subsurface leasing income of $919,141.

GOLF OPERATIONS

The Company’s golf operations incurred a loss of approximately $887,564 during the year ended December 31, 2012, representing a 33% improvement over the loss of $1,332,835, before the impairment charge totaling $4,012,476, in the third quarter of 2011. Revenues from golf operations totaled $4.5 million for the year ended December 31, 2012, compared to total revenues of $4.7 million for the year ended December 31, 2011. The total direct cost of golf operations revenues totaled $5.4 million and $6.0 million for the years ended December 31, 2012 and 2011, respectively. The $445,271 improvement in the loss from the golf operations was due to a 10% decrease in operating costs achieved by the new management company, primarily from labor and cost of sales efficiencies, offset by a slight decrease in revenues of 3.3%, which was primarily attributable to a 5% decrease in rounds played during the period, as compared to the prior year, due to an extensive number of adverse weather days, and a 1% decrease in the average rate paid per round played.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

OTHER INCOME

For the year ended December 31, 2012, revenues from other sources, primarily our agriculture operations, totaled $164,979, compared to $124,776 in 2011. The more than 32% increase in revenues reflects additional timber and hay harvesting. For the year ended December 31, 2012, the direct cost of revenues totaled $198,834, compared to $651,423 in 2011 reflecting a decrease of $452,589, which is attributable to the reduction of employees and the outsourcing of the agriculture operations. The loss from these operations improved in the year ended December 31, 2012, by nearly $500,000 or 93.6% compared to the year ended December 31, 2011.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled $6.6 million and $5.4 million for the year ended December 31, 2012 and 2011, respectively. The increase in 2012 was comprised of a non-cash charge of $723,058 for the estimated settlement of the St. Johns River Water Management District matter, a one-time separation payment of $167,320 to a retiring senior executive, and higher stock compensation costs. For the year ended December 31, 2012, stock compensation costs were $1,047,335 as compared to $253,812 in the year ended December 31, 2011, with the increase reflecting additional grants of stock option awards and restricted share grants awarded to senior executives hired in August of 2011 and April 2012. General and administrative expenses for the year ended December 31, 2011 included a separation payment of $385,669 to a retiring senior executive and hiring costs for the Company’s new president and chief executive officer of approximately $129,000.

Interest expense totaled $536,018 and $655,275 for the years ended December 31, 2012 and 2011, respectively. The lower interest expense for 2012, when compared to the prior year, was due to the lower interest rate on the new borrowing facility. In the first quarter of 2012, we recognized a loss of $245,726, related to the extinguishment of the debt outstanding that was paid off with proceeds from the new credit agreement entered into with Bank of Montreal (“BMO”).

DISCONTINUED OPERATIONS

During the fourth quarter of 2011, three income properties were classified as assets held for sale on the Company’s balance sheet with the applicable results of operations classified as discontinued operations, net of income tax. The sales transaction on two of these properties closed during the second quarter of 2012. Additionally, the Company’s property previously leased to Barnes & Noble in Lakeland, Florida, was sold during the fourth quarter of 2011. Revenue and expenses related to these three properties were shown as discontinued operations on the consolidated statements of operations. During the fourth quarter of 2012, an additional property was classified as held for sale, which was sold in February 2013, as described in Note 17, Subsequent Events. This property, and the applicable results of operations, were shown as discontinued operations on the consolidated statement of operations.

SUMMARY OF OPERATING RESULTS FOR YEAR ENDED DECEMBER 31, 2011 COMPARED TO DECEMBER 31, 2010

Total revenue for the year ended December 31, 2011, increased 15% to $14,063,284, compared to $12,276,246 for the year ended December 31, 2010. This increase was primarily due to a correction made of $1.125 million in revenue in 2010 from our real estate operations in connection with the Company’s share of construction costs related to the Dunn Avenue extension project (see Note 16 “Modification of an Accounting Treatment”). For the year ended December 31, 2011, there was a loss from continuing operations of $5,238,458 versus a loss from continuing operations of $1,080,184 during the year ended December 31, 2010. The 2011 loss included impairment charges totaling $4,065,000 net of tax. For the years ended December 31, 2011 and 2010, the Company experienced net losses of $4,706,191, or $0.82 per share, and $602,954, or $0.11 per share, respectively.

INCOME PROPERTIES

Revenues from our income property operations totaled $8,776,080 and $8,668,980 for the years ended December 31, 2011 and 2010, respectively. The direct costs of revenues for our income property operations totaled $526,959 and $513,872 for the years ended December 31, 2011 and 2010, respectively. The increase in revenue was attributable to the expanded CVS store in Tallahassee, Florida. The modest increase in operating income in 2011 when compared to 2010 with operating income of $8,249,121 and $8,175,108 earned during the years ended December 31, 2011 and 2010, respectively.

REAL ESTATE OPERATIONS

During the year ended December 31, 2011, revenues from real estate operations were $501,626 with a loss of $250,504. In the year ended December 31, 2010, revenues from real estate operations were a negative $926,884, which was the result of a correction made in the first half of 2010 to adjust previously recorded land transactions, while the loss from the real estate operations totaled $1,669,910. The favorable increase in income from the real estate operations in 2011 as compared to 2010 was substantially due to the correction in 2010 and increased revenues from an oil and gas lease that went into effect in September 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

GOLF OPERATIONS

The Company’s golf operations incurred a loss of $1,332,835 during the year ended December 31, 2011, excluding the impairment charge, representing a 10% improvement over the loss of $1,477,923 during the year ended December 31, 2010. Revenues from golf operations totaled $4,660,802 for the year ended December 31, 2011 compared to total revenues of $4,473,429 for the year ended December 31, 2010. The total direct cost of golf operations revenues totaled $5,993,637 and $5,951,352 for the years ended December 31, 2011 and 2010, respectively. The improvement in the loss from the golf operations was achieved primarily by a slight increase in revenues of 4%, which was attributable to both an improvement in both golf and food and beverage activities during the year. Golf rounds played during the year ended December 31, 2011 rose 12% offset by a 4% reduction in the average fee paid.

OTHER INCOME

For the years ended December 31, 2011 and 2010, revenues from other sources, primarily our agricultural operations, totaled $124,776 and $40,721, respectively. The more than 200% increase in revenues reflects additional timber and hay harvesting. For the years ended December 31, 2011 and 2010, the direct cost of revenues totaled $651,423 and $420,852, respectively, which is attributable to an increase in the cost of sales related to hay harvesting. The loss from these operations increased during the year ended December 31, 2011 by 38.5% compared to the year ended December 31, 2010.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled $5,440,721 and $3,473,334 for the years ended December 31, 2011 and 2010, respectively. The increases during the year ended December 31, 2011, were primarily due to: higher stock compensation costs of approximately $887,000; increases in salaries and benefits of approximately $733,000; increases in office rent expenses of approximately $279,000; and increases in audit and tax related fees of approximately $139,000. The increase in stock compensation is related to additional grants of stock option awards and restricted share grants awarded to a senior executive hired in August of 2011.

During the year ended December 31, 2011, the Company recognized a $2.6 million impairment loss on approximately 300 acres of land, which represented the Company’s entire cost basis of the property, as management decided to abandon the properties due to high carrying costs relative to the current market environment of these parcels. In addition, the Company recognized a $4 million impairment loss on the golf course property based on an independent appraisal of its current market value during the year ended December 31, 2011. No such impairments were recognized during the year ended December 31, 2010.

Interest income was lower during the year ended December 31, 2011, by $43,081, due to lower investment returns and partially due to the liquidation of the Company’s investment securities during the fourth quarter of 2011. Interest expense was also lower during the year ended December 31, 2011, by $34,429, due to lower outstanding notes payable balances at certain times throughout the year.

DISCONTINUED OPERATIONS

As of December 31, 2011, two income properties were classified as assets held for sale on the Company’s balance sheet while no properties were classified as such of December 31, 2010. These two income properties plus one additional income property, which was classified as an asset held for sale as of December 31, 2012, were included in results of operations classified as discontinued operations, net of income tax for the years ended December 31, 2011 and 2010. Additionally, the Company’s property previously leased to Barnes & Noble in Lakeland, Florida, was sold during the fourth quarter of 2011. This property and the applicable results of operations were shown as discontinued operations on the statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $1,301,739 at December 31, 2012, with no restricted cash being held for additional investments utilizing the tax-deferred like-kind exchange structure, as we had utilized the funds as of December 31, 2011 and generated during 2012 to complete acquisitions of the income properties in Boulder, Colorado, Phoenix, Arizona, and Chicago, Illinois.

Our total cash balance at December 31, 2012, reflects cash flow provided by operating activities totaling $3,503,663 for the 2012 calendar year. This cash flow compares favorably to the prior year’s use of cash from operating activities amounting to $2,195,757. This improvement was primarily attributable to the improved operating results in 2012. Cash used by operating activities, in 2011 included $ 3,385,019 used for land development activities, including the repurchase of the final 17 acres of land from Halifax Hospital at the corner of LPGA Boulevard and Williamson Boulevard.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

Our cash flows used in investing activities totaled $15,362,798 for the year ended December 31, 2012, reflecting the use of approximately $25.9 million to acquire eight income properties during 2012, offset by the utilization of the $2.8 million in restricted cash held at December 31, 2011 in connection with those acquisitions. Also included in the cash flow from investing activities were the proceeds from the sale of two income properties, for $7,773,165 million, offset by the disposition of agricultural equipment, which generated proceeds of approximately $480,000.

Our cash flows provided by financing activities, totaled $13,154,700 for the year ended December 31, 2012. As described below, the cash flows provided are primarily related to a net increase in the note payable and line of credit, offset by $435,654 paid to repurchase 14,634 shares of common stock and dividends paid of $228,726.

The note payable and line of credit totaled $29,126,849 at December 31, 2012, representing an increase of $13,860,135 from the balance of $15,266,714 at December 31, 2011. Substantially all of the increase in the note payable and line of credit was due to our acquisition activities net of payments we made to reduce the balance utilizing cash from our operations.

On February 27, 2012, we entered into a financing agreement with BMO. The agreement consists of a $46.0 million revolving credit facility with a maturity of February 27, 2015, subject to a one-year extension at the option of the Company. The indebtedness outstanding accrues interest at a rate ranging from the 30-day London Interbank Offer Rate (“LIBOR”) plus 175 basis points to LIBOR plus 250 basis points, with the spread over LIBOR based on a ratio of the Company’s total indebtedness to total asset value. Under an accordion feature, the Company has the option to expand the borrowing capacity up to $75.0 million. The indebtedness under the facility is unsecured and is guaranteed by certain subsidiaries of the Company.

On September 20, 2012, the Company entered into the First Amendment to the Credit Agreement (“Amendment”). This Amendment, under the accordion feature, expanded the credit facility to $62.0 million. The Amendment also modified some of the restrictive covenants contained in the original Agreement. The changes to the restrictive covenants are not considered material in nature. On September 21, 2012, Branch Banking and Trust Company was added as a participating lender to the Agreement in the amount of $16.0 million. On February 14, 2013, Wells Fargo Bank N.A. was added as a participant lender to the Agreement in the amount of $20.0 million and the total available capacity on the facility was increased to $66.0 million. As a result, as of February 14, 2013, BMO’s commitment under the $66.0 million facility capacity totaled $30.0 million.

The BMO facility replaced a $25.0 million revolving credit facility with SunTrust Bank, which had a maturity date of June 27, 2014. At the inception of the BMO facility, we drew $16.2 million, which included funds to pay off the $9.7 million outstanding balance on the prior SunTrust facility, and approximately $5.6 million to pay off a term loan with SunTrust Bank, which had a maturity of July 1, 2012. The indebtedness outstanding under the prior revolving line of credit and term loan were secured by certain assets of the Company.

As noted previously, the Company used approximately $25.9 million of cash to acquire eight income properties. These acquisitions included: one land parcel located in Phoenix, Arizona for $1.8 million; five properties located in Orange County, California for a total of $12.8 million; one property located in Boulder, Colorado for $7.4 million; and one property located in Chicago, Illinois for $3.8 million. We are targeting additional investments between approximately $35 million to $45 million in income-producing properties during 2013. We expect to fund these acquisitions utilizing available capacity under our credit facility, cash from operations, proceeds from the dispositions of non-core income properties or transactions in our land assets, which we expect will qualify under the like-kind exchange deferred-tax structure, and additional financing sources. The acquisition of income properties in 2013 totaled $27.6 million through March 1, 2013. Additional funds expected to be invested for tenant improvements on our self-developed income properties will only occur as new leases are secured. As of December 31, 2012, we have no contractual requirements to make capital expenditures, except for a commitment to invest $200,000 in our golf operations by September of 2015, which the Company expended in the fourth quarter of 2012. Investments in capital improvements can be reduced at our discretion based on operating cash needs. We do not anticipate investing significant funds on further improvements to the golf operations facilities in 2013. We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with cash flow from our operations and approximately $32.9 million available capacity on the existing $62 million credit facility as of December 31, 2012.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. Through December 31, 2012, 4,660 shares had been repurchased at a total cost of $104,648, with no repurchases occurring during 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

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

We may also utilize our under-leveraged balance sheet to invest in loans, securities, and other shorter term investments. Targeted investment classes include the following:

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

The following table summarizes our significant contractual obligations and commercial commitments on an undiscounted basis at December 31, 2012, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

PAYMENT DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	$	$	$	$	$
Long-Term Debt Obligations	29,126,849	—	29,126,849	—	—
Operating Leases Obligations	3,970,842	635,134	1,274,829	739,936	1,320,943

Total	33,097,691	635,134	30,401,678	739,936	1,320,943

CRITICAL ACCOUNTING POLICIES

The consolidated condensed financial statements included in this Annual Report are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of the Board of Directors of the Company. Actual results could differ from those estimates.

For a discussion of each of the Company’s critical accounting policies, including information and analysis of estimates and assumptions involved in their application, and other significant accounting policies, see Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rate risk. The objective of our asset management activities is to provide a level of liquidity sufficient to fund operations and capital expansion, while minimizing market risk. We utilize overnight sweep accounts and short-term investments to minimize the interest rate risk. We do not actively invest or trade in equity securities. We do not believe that this interest rate risk related to cash equivalents and short-term investments is material due to the nature of the investments.

We manage our debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. We are primarily exposed to interest rate risk on our outstanding debt borrowings, which totaled $29,126,849 at December 31, 2012. Our borrowings pertain solely to our $62.0 million revolving credit facility, which bears a variable rate of interest based on the 30-day LIBOR and our level of borrowing as a percentage of our total asset value. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would affect our financial position, results of operations, and cash flows by approximately $291,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements appear beginning on page F-1 of this report. See Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 1, 2012, the Company, with the approval of its Audit Committee, notified its current independent registered public accounting firm, KPMG LLP (“KPMG”), that KPMG would be dismissed effective upon completion of their audit of the Company’s consolidated financial statements for the year ended December 31, 2011, and the effectiveness of internal control over financial reporting as of December 31, 2011, and the issuance of their reports thereon.

The audit reports of KPMG on the Company’s consolidated financial statements for the fiscal years ended December 31, 2011 and 2010, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The audit reports of KPMG on the effectiveness of internal control over financial reporting as of December 31, 2011 and 2010, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

There were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the fiscal years ended December 31, 2011 and December 31, 2010, and the subsequent interim periods through March 15, 2012, that, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with their opinion for such periods, and, during such periods, there were no “reportable events,” as that term is defined in Item 304 of Regulation S-K and the related instructions to Item 304 of Regulation S-K.

On March 2, 2012, the Company, with the approval of the Audit Committee of the Company, formally engaged Grant Thornton LLP to serve as the Company’s independent registered public accountant for its 2012 fiscal year, replacing KPMG LLP.

For the fiscal years ended December 31, 2010 and December 31, 2011, and through the date of formal engagement of Grant Thornton LLP, the Company did not consult with Grant Thornton LLP regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, where either a written report or oral advice was provided to the registrant by Grant Thornton LLP that Grant Thornton LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” or a “reportable event,” as those terms are used in Item 304 of Regulation S-K and the related instructions to Item 304 of Regulation S-K.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In conducting this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company has maintained effective internal control over financial reporting as of December 31, 2012. The report of the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K is incorporated herein as Item 15.

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

The information required to be set forth herein, except for the information included under the heading “Executive Officers of the Registrant” below, is included in the Company’s definitive proxy statement for its 2013 annual shareholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2012 (the “Proxy Statement”), which sections are incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages at December 31, 2012, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

John P. Albright, 47, president and chief executive officer of the Company since August 1, 2011. Mr. Albright was most recently the Co-Head and Managing Director of Archon Capital, a Goldman Sachs Company located in Irving, Texas. Prior to that, he was the Executive Director, Merchant Banking-Investment Management for Morgan Stanley. Prior to Morgan Stanley, Mr. Albright was Managing Director and Officer of Crescent Real Estate Equities, a publically traded REIT based in Fort Worth, Texas. His experience involves various aspects of investment, lending, and development of commercial properties, as well as real estate investment banking.

Mark E. Patten, 49, senior vice president and chief financial officer of the Company since April 16, 2012. Mr. Patten was most recently executive vice president and chief financial officer of SolarBlue LLC, a developer of alternative energy solutions located in Orlando, Florida. Prior to that, he was executive vice president and chief financial officer of Legacy Healthcare Properties Trust Inc. in 2010 and held the same positions with Simply Self Storage from August 2007 to May 2010. Prior to those positions, he served as senior vice president and chief accounting officer of CNL Hotels & Resorts, Inc., a public non-traded lodging REIT, from January 2004 to April 2007. Mr. Patten began his career at KPMG where he spent twelve years and was named a partner in 1997.

Bruce W. Teeters, 67, was senior vice president–finance and treasurer from January 1988 until April 2012, and senior vice president-real estate until his retirement on September 30, 2012.

Each of our executive officers are elected annually as provided in the Company’s Bylaws.

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

1. FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

2. FINANCIAL STATEMENT SCHEDULES

Included in Part IV on Form 10-K:

Schedule III — Real Estate and Accumulated Depreciation

Other schedules are omitted because of the absence of conditions under which they are required, materiality, or because the required information is given in the financial statements or notes thereof.

3. EXHIBITS

See Exhibit Index on page 32 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO. (Registrant)

March 8, 2013	By:	/S/ JOHN P. ALBRIGHT
John P. Albright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 8, 2013	President and Chief Executive Officer (Principal Executive Officer), and Director	/S/ JOHN P. ALBRIGHT

March 8, 2013	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/S/ MARK E. PATTEN

March 8, 2013	Chairman of the Board, Director	/S/ JEFFRY B. FUQUA

March 8, 2013	Director	/S/ JOHN J. ALLEN

March 8, 2013	Director	/S/ WILLIAM H. DAVISON

March 8, 2013	Director	/S/ WILLIAM L. OLIVARI

March 8, 2013	Director	/S/ HOWARD C. SERKIN

March 8, 2013	Director	/S/ LINDA LOOMIS SHELLEY

March 8, 2013	Director	/S/ A. CHESTER SKINNER, III

March 8, 2013	Director	/S/ THOMAS P. WARLOW, III

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

COMMISSION FILE NO. 001-11350

CONSOLIDATED-TOMOKA LAND CO.

(Exact name of registrant as specified in the charter)

EXHIBIT INDEX

(3.1)

Amended and Restated Articles of Incorporation of Consolidated-Tomoka Land Co., dated October 26, 2011, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 28, 2011, and incorporated herein by this reference.

*

(3.2)

Amended and Restated Bylaws of Consolidated-Tomoka Land Co., dated April 27, 2011, filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed April 28, 2011, and incorporated herein by this reference.

*

10	Material Contracts:

(10.3)

The Consolidated-Tomoka Land Co. 2001 Stock Option Plan, effective April 25, 2001, filed with the registrant’s Registration Statement on Form S-8 filed on June 20, 2001, and incorporated herein by this reference (File No. 333-63400).

*

(10.4)

Lease Agreement dated August 28, 1997, between the City of Daytona Beach and Indigo International Inc., a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by this reference.

*

(10.5)

Lease Amendment dated July 25, 2012, between the City of Daytona Beach and Indigo International LLC, a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed as Exhibit 10.1 to this registrant’s current report on Form 8-K filed July 26, 2012, and incorporated by reference.

*

(10.6)

Development Agreement dated August 18, 1997, between the City of Daytona Beach and Indigo International Inc., a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by this reference.

*

(10.7)

Master Loan and Security Agreement between Consolidated-Tomoka Land Co. and SunTrust Bank, dated July 1, 2002, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by this reference.

*

(10.8)

Amendment dated March 29, 2007, to Master Loan and Security Agreement dated May 31, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s Current Report on Form 8-K on April 3, 2007, and incorporated herein by this reference.

*

(10.9)

Master Loan and Security Agreement between Consolidated-Tomoka Land Co. and SunTrust Bank dated May 31, 2002, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by this reference.

*

(10.10)

Third Amendment dated March 29, 2007, to Master Loan and Security Agreement dated July 1, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s Current Report on Form 8-K filed April 3, 2007, and incorporated herein by this reference.

*

(10.11)

Amendment dated March 29, 2010, to Master Loan and Security Agreement dated May 31, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s current report Form 8-K filed March 30, 2010, and incorporated herein by this reference.

*

(10.12)

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

*

(10.14)	Mortgage and Security Agreement, dated June 28, 2011, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 30, 2011, and incorporated herein by this reference.	*

Exhibit Index (continued)

(10.15)	Deed to Secure Debt, dated June 28, 2011, filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed June 30, 2011, and incorporated herein by this reference.	*

(10.16)	Deed to Secure Debt, dated June 28, 2011, filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed June 30, 2011, and incorporated herein by this reference.	*

(10.17)

Environmental Compliance Agreement and Indemnification, dated June 28, 2011, filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed June 30, 2011, and incorporated herein by this reference.

*

(10.18)

International Swap Dealers Association, Inc. Master Agreement dated April 8, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by this reference.

*

(10.19)

Confirmation of Interest Rate Transaction dated April 9, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by this reference.

*

**(10.20)

Form of Stock Option and SAR Agreement under the Consolidated-Tomoka Land Co. 2001 Stock Option Plan filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by this reference.

*

**(10.21)

Agreement, dated February 8, 2011, between Consolidated-Tomoka Land Co. and William H. McMunn, filed with the registrant’s Current Report on Form 8-K on February 10, 2011, and incorporated herein by this reference.

*

**(10.22)

Amendment, dated November 28, 2011, to Agreement between Consolidated-Tomoka Land Co. and William H. McMunn, dated February 8, 2011, filed with the registrants Current Report on Form 8-K on November 29, 2011, and incorporated herein by this reference.

*

**(10.23)	Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan, effective April 28, 2010, filed with the registrant’s current report on Form 8-K on May 4, 2010, and incorporated herein by this reference.	*

**(10.24)

Form of Restricted Share Award Agreement under the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan, filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by this reference.

*

**(10.25)	Consolidated-Tomoka Land Co. Annual Executive Cash Bonus Plan, adopted April 28, 2010, filed with the registrant’s Current Report on Form 8-K on May 4, 2010, and incorporated herein by this reference.	*

**(10.26)

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

*

**(10.28)

Restricted Share Award Agreement between Consolidated-Tomoka Land Co. and John P. Albright, dated August 1, 2011, filed as Exhibit 10.3 to the registrants current report Form 8-K filed July 6, 2011, and incorporated herein by reference.

*

**(10.29)

Employment Agreement between Consolidated-Tomoka Land Co. and Mark E. Patten entered into April 16, 2012, filed at Exhibit 10.1 to the registrant’s current report on Form 8-K filed April 16, 2012, and incorporated herein by reference.

*

**(10.30)

Nonqualified Stock Option Award Agreement between Consolidated-Tomoka Land Co. and Mark E. Patten, dated April 16, 2012, filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed April 16, 2012, and incorporated by reference.

*

**(10.31)

Restricted Share Award Agreement between Consolidated-Tomoka Land Co. and Mark E. Patten, dated April 16, 2012, filed as Exhibit 10.3 to registrant’s current report Form 8-K filed April 16, 2012, and incorporated herein by reference.

*

Exhibit Index (continued)

**(10.32)

Separation Agreement between Bruce W. Teeters and Consolidated-Tomoka Land Co., dated April 19, 2012, filed as Exhibit 10.1 to the registrant’s current report Form 8-K filed April 19, 2012, and incorporated herein by reference.

*

**(10.33)

Credit Agreement between Consolidated-Tomoka Land Co. and Bank of Montreal dated February 27, 2012, filed as Exhibit 10.1 to the registrant’s current report Form 8K filed March 1, 2012, and incorporated by this reference.

*

(21)	Subsidiaries of the Registrant.

(23.1)	Consent of Independent Registered Public Accounting Firm.

(23.2)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***XBRL Instance Document

101.SCH	***XBRL Taxonomy Extension Schema Document

101.CAL	***XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	***XBRL Taxonomy Definition Linkbase Document

101.LAB	***XBRL Taxonomy Extension Label Linkbase Document

101.PRE	***XBRL Taxonomy Extension Presentation Linkbase Document

*	- Incorporated by Reference
**	- Management Contract or Compensatory Plan or Arrangement
***	- Furnished herewith (not filed)

CONSOLIDATED-TOMOKA LAND CO.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Consolidated-Tomoka Land Co.:

We have audited the accompanying consolidated balance sheet of Consolidated-Tomoka Land Co. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the financial statement schedule as of and for the year ended December 31, 2012, listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule as of and for the year ended December 31, 2012, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2013 expressed an unqualified opinion on the effectiveness of Consolidated-Tomoka Land Co.’s internal control over financial reporting.

/s/ Grant Thornton LLP

Orlando, Florida

March 8, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Consolidated-Tomoka Land Co.:

We have audited the internal control over financial reporting of Consolidated-Tomoka Land Co. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 8, 2013 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Orlando, Florida

March 8, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Consolidated-Tomoka Land Co.

We have audited the accompanying consolidated balance sheet of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 2011 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the years ended December 31, 2011 and 2010. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule III-Real Estate and Accumulated Depreciation for the years ended December 31, 2011 and 2010. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 2011 and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

March 15, 2012 (except with respect to Note 2 and the last paragraph of Note 1 as to which the date is March 8, 2013)

Jacksonville, Florida

Certified Public Accountants

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Cash and Cash Equivalents	$1,301,739	$6,174
Restricted Cash	—	2,779,511
Refundable Income Tax	239,720	399,905
Land and Development Costs	27,848,525	27,825,924
Intangible Assets – Net	4,527,426	3,572,096
Assets Held for Sale	3,433,500	7,694,710
Other Assets	8,254,399	8,023,872

	45,605,309	50,302,192

Property, Plant, and Equipment:
Land, Timber, and Subsurface Interests	15,194,901	15,109,298
Golf Buildings, Improvements, and Equipment	2,879,263	2,535,294
Income Properties Land, Buildings, and Improvements	132,202,887	111,564,673
Other Furnishings and Equipment	906,441	2,320,766

Total Property, Plant, and Equipment	151,183,492	131,530,031
Less, Accumulated Depreciation and Amortization	(12,091,901)	(11,566,420)

Net – Property, Plant, and Equipment	139,091,591	119,963,611

TOTAL ASSETS	$184,696,900	$170,265,803

LIABILITIES
Accounts Payable	$440,541	$385,685
Accrued Liabilities	6,972,343	7,317,676
Accrued Stock Based Compensation	265,311	484,489
Pension Liability	1,317,683	1,586,513
Deferred Income Taxes – Net	32,357,505	32,060,283
Note Payable and Line of Credit	29,126,849	15,266,714

TOTAL LIABILITIES	70,480,232	57,101,360

Commitments and Contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Common Stock – 25,000,000 shares authorized; $1 par value, 5,847,036 shares issued and 5,832,402 shares outstanding at December 31, 2012; 5,829,464 shares issued and 5,829,464 shares outstanding at December 31, 2011	5,726,136	5,724,147
Treasury Stock, at cost – 14,634 shares held at December 31, 2012, with no shares held at December 31, 2011	(453,654)	—
Additional Paid-In Capital	6,939,023	5,697,554
Retained Earnings	103,242,643	102,872,167
Accumulated Other Comprehensive Loss	(1,237,480)	(1,129,425)

TOTAL SHAREHOLDERS’ EQUITY	114,216,668	113,164,443

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$184,696,900	$170,265,803

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Revenues
Income Properties	$9,559,942	$8,776,080	$8,688,980
Real Estate Operations	3,098,840	501,626	(926,884)
Golf Operations	4,506,069	4,660,802	4,473,429
Other Income	164,979	124,776	40,721

Total Revenues	17,329,830	14,063,284	12,276,246

Direct Cost of Revenues
Income Properties	(676,096)	(526,959)	(513,872)
Real Estate Operations	(705,062)	(752,130)	(743,026)
Golf Operations	(5,393,633)	(5,993,637)	(5,951,352)
Other	(198,834)	(651,423)	(420,852)

Total Direct Cost of Revenues	(6,973,625)	(7,924,149)	(7,629,102)

General and Administrative Expenses	(6,624,584)	(5,440,721)	(3,473,334)
Impairment Charges	—	(6,618,888)	—
Depreciation and Amortization	(2,308,035)	(2,450,037)	(2,271,870)
Gain (Loss) on Disposition of Assets	239,645	246,107	(46,914)

Total Operating Expenses	(15,666,599)	(22,187,688)	(13,421,220)

Operating Income (Loss)	1,663,231	(8,124,404)	(1,144,974)

Interest Income	1,485	160,369	203,450
Interest Expense	(536,018)	(655,275)	(689,704)
Loss on Early Extinguishment of Debt	(245,726)	—	—

Income (Loss) from Continuing Operations Before Income Tax	882,972	(8,619,310)	(1,631,228)
Income Tax	(323,078)	3,380,852	551,044

Income (Loss) from Continuing Operations	559,894	(5,238,458)	(1,080,184)
Income from Discontinued Operations (net of tax)	39,308	532,267	477,230

Net Income (Loss)	$599,202	$(4,706,191)	$(602,954)

Per Share Information
Basic and Diluted
Income (Loss) from Continuing Operations	$0.09	$(0.91)	$(0.19)
Income from Discontinued Operations (net of tax)	0.01	0.09	0.08

Net Income (Loss)	$0.10	$(0.82)	$(0.11)

Dividends Declared and Paid	$0.04	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010

Net Income (Loss)	$599,202	$(4,706,191)	$(602,954)

Other Comprehensive Income
Cash Flow Hedging Derivative (Net of Tax of $—, $197,419 and $67,018, respectively)	—	314,361	106,716
Pension
Transition Obligation (Net of Tax of $—, $3,089, and $2,888, respectively)	—	(4,919)	(4,599)
Prior Service Cost (Net of Tax of $—, $21,653, and $8,185, respectively)	—	34,479	13,033
Actuarial Net Gain (Loss) (Net of Tax of $67,859 , $237,412, and $156,818, respectively)	(108,055)	(378,043)	249,709

Total Other Comprehensive Income, Net of Tax	(108,055)	(34,122)	364,859

Total Comprehensive Income	$491,147	$(4,740,313)	$(238,095)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2009	$5,723,268	$—	$5,131,246	$108,639,227	$(1,460,162)	$118,033,579

Net Loss	—	—	—	(602,954)	—	(602,954)
Cash Flow Hedging Derivative (Net of Tax of $67,018)	—	—	—	—	106,716	106,716
Pension
Transition Obligation (Net of Tax of $2,888)	—	—	—	—	(4,599)	(4,599)
Prior Service Cost (Net of Tax of $8,185)	—	—	—	—	13,033	13,033
Actuarial Net Gain (Loss) (Net of Tax of $156,818)	—	—	—	—	249,709	249,709

Exercise of Stock Options	712	—	24,192	—	—	24,904

Stock Compensation Expense from Restricted Stock Grants and Equity Classified	—	—	8,664	—	—	8,664
Cash Dividends ($0.04 per share)	—	—	—	(228,952)	—	(228,952)

Balance December 31, 2010	5,723,980	—	5,164,102	107,807,321	(1,095,303)	117,600,100

Net Loss	—	—	—	(4,706,191)	—	(4,706,191)
Cash Flow Hedging Derivative (Net of Tax of $197,419)	—	—	—	—	314,361	314,361
Pension
Transition Obligation (Net of Tax of $3,089)	—	—	—	—	(4,919)	(4,919)
Prior Service Cost (Net of Tax of $21,653)	—	—	—	—	34,479	34,479
Actuarial Net Gain (Loss) (Net of Tax of $237,412)	—	—	—	—	(378,043)	(378,043)

Exercise of Stock Options	167	—	5,339	—	—	5,506

Stock Compensation Expense from Restricted Stock Grants and Equity Classified	—	—	528,113	—	—	528,113
Stock Options	—	—	—	—	—
Cash Dividends ($0.04 per share)	—	—	—	(228,963)	—	(228,963)

Balance December 31, 2011	5,724,147	—	5,697,554	102,872,167	(1,129,425)	113,164,443

Net Income	—	—	—	599,202	—	599,202

Stock Repurchase	—	(453,654)	—	—	—	(453,654)

Pension
Actuarial Net Gain (Loss) (Net of Tax of $67,859)	—	—	—	—	(108,055)	(108,055)

Exercise of Stock Options	1,989	—	57,707	—	—	59,696

Stock Compensation Expense from Restricted Stock Grants and Equity Classified	—	—	993,255	—	—	993,255
Stock Options	—	—	190,507	—	—	190,507

Cash Dividends ($0.04 per share)	—	—	—	(228,726)	—	(228,726)

Balance December 31, 2012	$5,726,136	$(453,654)	$6,939,023	$103,242,643	$(1,237,480)	$114,216,668

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Cash Flow from Operating Activities:
Net Income (Loss)	$599,202	$(4,706,191)	$(602,954)

Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided By (Used In) Operating Activities:
Depreciation and Amortization	2,324,182	2,512,366	2,727,399
Loss on Early Extinguishment of Debt	245,726	—	—
Impairment of Long-Lived Assets	—	6,618,888	—
Gain (Loss) on Disposition of Property, Plant, and Equipment	(239,645)	(456,152)	6,395
Gain on Sale of Assets Held for Sale	(78,455)	—	—
Impairment of Assets Held for Sale	426,794	—	—
Deferred Income Taxes	297,222	(3,032,931)	817,846
Non-Cash Compensation	1,047,335	253,812	(632,894)

Decrease (Increase) in Assets:
Refundable Income Taxes	160,185	(370,554)	403,655
Land and Development Costs	(22,601)	(3,385,019)	(3,094,729)
Other Assets	(588,919)	168,833	189,218

Increase (Decrease) in Liabilities:
Accounts Payable	54,855	(660,896)	182,395
Accrued Liabilities and Accrued Stock Based Compensation	(722,218)	862,087	(390,130)

Net Cash Provided By (Used In) Operating Activities	3,503,663	(2,195,757)	(393,799)

Cash Flow From Investing Activities:
Acquisition of Property, Plant, and Equipment	(24,916,936)	(3,197,276)	(1,372,047)
Investment in Intangible Assets	(1,478,688)	(130,070)	—
Decrease (Increase) in Restricted Cash for Acquisition Through the Like-Kind Exchange Process	2,779,511	(2,779,511)	—
Proceeds from Sales, Calls, or Maturities of Investment Securities	—	6,813,222	5,856,951
Acquisition of Investment Securities	—	(1,873,597)	(5,829,712)
Proceeds from Disposition of Property, Plant, and Equipment	480,150	3,240,573	—
Proceeds from Disposition of Assets Held for Sale	7,773,165	—	—

Net Cash Provided By (Used In) Investing Activities	(15,362,798)	2,073,341	(1,344,808)

Cash Flow from Financing Activities:
Proceeds from Note Payable and Line of Credit	34,765,849	14,863,000	10,981,000
Payments on Note Payable and Line of Credit	(20,905,714)	(14,845,534)	(8,942,141)
Cash Proceeds (Disbursements) from Exercise of Stock Options	(23,055)	2,470	(352)
Cash Used to Repurchase Common Stock	(453,654)	—	—
Dividends Paid	(228,726)	(228,963)	(228,952)

Net Cash Provided by (Used In) Financing Activities	13,154,700	(209,027)	1,809,555

Net Increase (Decrease) in Cash	1,295,565	(331,443)	70,948
Cash, Beginning of Year	6,174	337,617	266,669

Cash, End of Year	$1,301,739	$6,174	$337,617

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Disclosure of Cash Flows:

Total interest paid was $491,048, $684,008, and $693,496 for the years 2012, 2011, and 2010, respectively. Interest paid included interest of $28,733 and $3,793, capitalized to land development and construction in process in 2011 and 2010, respectively, with no interest capitalized in 2012.

Income taxes totaling $177,500 and $1,243,711 were refunded in 2012 and 2010, respectively, with income taxes totaling $335,467 paid in 2011.

During 2010, the Company received impact fee credits totaling $2,747,906 from the County of Volusia as reimbursement for road construction costs incurred in prior years by the Company on behalf of the County. This non-cash transaction was reflected on the balance sheet as a reclassification of land and development costs to other assets.

During 2012, the Company recorded a legal reserve in the amount of $723,058 related to a certain legal proceeding as described in Note 13 Commitments and Contingencies. This non-cash transaction was reflected on the balance sheet as an increase in accrued liabilities and on the statement of operations as an increase in general and administrative expenses.

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Consolidated-Tomoka Land Co. and its consolidated subsidiaries (the “Company”). Any real estate entities or properties included in the consolidated financial statements have been consolidated only for the periods that such entities or properties were owned or under control by us. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

NATURE OF OPERATIONS

We are a diversified real estate operating company. We own and manage commercial real estate properties in seven states in the U.S., with two self-developed multi-tenant properties located in Florida. We also own and manage a land portfolio of over 11,000 acres in Florida, of which a majority is located within and form a substantial portion of the western boundary of the City of Daytona Beach. Our land is well-located along both sides of Interstate 95 and near central Florida’s Interstate 4 corridor. We also have a golf course operation, which consists of the LPGA International golf club, lease property for billboards, have agricultural operations and hunting operations, and own and manage subsurface oil, gas, and mineral interests. The results of our agricultural and subsurface leasing operations are included in Other Income and Real Estate Operations, respectively, on our consolidated statement of operations. Our agricultural operations are managed by a third party and consist of leasing land for hay production, timber harvesting, and hunting leases. Our operations and land portfolio are predominantly located in Volusia County, Florida, and we have income properties located in Arizona, California, Illinois, Colorado, Florida, Georgia, and North Carolina.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities at acquisition date of 90 days or less.

RESTRICTED CASH

The Company’s qualified intermediary held $2,779,511 in escrow, for the benefit of the Company at December 31, 2011, with no funds being held at December 31, 2012. The funds held at December 31, 2011 were utilized to complete the purchase of an income property, in May 2012, through the like-kind exchange process.

ACCOUNTS RECEIVABLE

Accounts receivable primarily consist of receivables related to golf operations. The impairment of these receivables is determined based on a review of specifically identified accounts using judgments, which are made with respect to the collectability of the receivable based on historical experience and current economic trends. Accounts receivable are classified in other assets on the consolidated balance sheets and totaled $158,050 and $93,644 as of December 31, 2012 and 2011, respectively.

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

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INTANGIBLE ASSETS

Intangible assets consist of the in-place lease value associated with single-tenant income properties acquired by the Company. This in-place lease value was determined by estimating the cost of replacing the lease should it not be in-place as of the date of the acquisition of the property. Factors, such as foregone rent and leasing commissions among others, are taken into account to determine the in-place lease value. This value is amortized over the remaining term of the lease at the time the properties are purchased. At December 31, 2012, the in-place lease value totaled $4,527,426, net of amortization of $3,443,102. At December 31, 2011, the in-place lease value totaled $3,572,096, net of amortization of $2,588,823.

Amortization expense was $411,309, $423,989, and $421,170 for the years ending December 31, 2012, 2011, and 2010, respectively. The estimated amortization expense for each of the calendar years 2013–2017 is as follows:

Year Ending December 31,	Amount
2013	$449,862
2014	449,862
2015	425,624
2016	383,118
2017	321,396
Thereafter	2,497,564

Total	$4,527,426

The weighted average amortization period of the in-place lease value is 18 years.

ASSETS HELD FOR SALE

Assets held for sale consist of property which Management intends to sell and which the likelihood of such sale is considered highly probable. The value of the asset held for sale is recorded at the lower of fair market value or the net book value of the cumulative assets related to the property (generally, the land, building, building improvements, and the intangible asset net of related accumulated depreciation and amortization). As of December 31, 2012 and 2011, assets held for sale consisted of one income property with a value of $3,433,500 and two income properties with a value of $7,694,710, respectively. Each property classified as held for sale was sold subsequent to the respective consolidated balance sheet date.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. Subsurface interests are included in property, plant, and equipment with no net cost basis at December 31, 2012, as the amounts have been fully depreciated. The amount of depreciation and amortization of property, plant, and equipment, exclusive of amortization related to intangible assets, recognized for the years 2012, 2011, and 2010, was $1,800,207, $2,088,506 and, $2,306,229, respectively. Interest of $28,733 and $3,793 was capitalized to construction in process during 2011 and 2010, respectively, with no interest capitalized in 2012.

The range of estimated useful lives for property, plant, and equipment is as follows:

Golf Buildings and Improvements	10-43 Years
Golf Equipment	5-10 Years
Income Properties Buildings and Improvements	40 Years
Other Furnishings and Equipment	5-25 Years
Agriculture Equipment	5-10 Years

The acquisition cost of land, timber, real estate taxes, site preparation, and other costs relating to the planting and growing of timber are capitalized to land, timber, and subsurface interests. Such costs attributed to the timber are charged to cost of sales at the time timber is harvested. Timber and timberlands are stated at the lower cost or fair market value.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LONG-LIVED ASSETS

The Company reviews the recoverability of long-lived assets, including land and development costs, real estate held for sale, and property, plant, and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of situations considered to be triggering events include: a substantial decline in operating cash flows during the period, a current or projected loss from operations, an income property not fully leased or leased at rates that are less than current market rates, and any other quantitative or qualitative events deemed significant by our management. Long-lived assets are evaluated for impairment by using an undiscounted cash flow approach, which considers future estimated capital expenditures. Impairment of long-lived assets is measured at fair value less cost to sell. During the third quarter of 2011, the Company recognized impairment charges of $4,012,476 on its golf course operation, and $2,606,412 on 317 acres of land, see Note 3 — “Impairment of Long-Lived Assets” for further discussion on these charges. There was no impairment for the year ended December 31, 2012.

SALE OF REAL ESTATE

The profit on sales of real estate is accounted for as required by the “Accounting for Sales of Real Estate” Topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) FASB ASC 976-605-25. The Company recognizes revenue from the sale of real estate at the time the sale is consummated, unless the property is sold on a deferred payment plan and the initial payment does not meet established criteria, or the Company retains some form of continuing involvement in the property.

During 2009, a real estate sales transaction closed in which the Company had a commitment to fund up to $1,125,000 for its share of road construction costs. During 2010, the Company paid $554,196 of this commitment. The remaining balance, totaling $570,804, was recorded as a liability and included in accrued liabilities on the consolidated balance sheets. The finalization of the construction costs occurred in the first quarter of 2012, and resulted in approximately $730,000 of income during the second quarter of 2012, representing the reversal of the remaining commitment and a reimbursement of approximately $160,000.

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

GOLF OPERATIONS

The Company operates two 18-hole golf courses and a clubhouse facility, including food and beverage operations. Revenues from this operation, including greens fees, cart rentals, merchandise, and food and beverage sales, are recognized at the time of sale. Initiation fees and membership dues are recognized over the life of the membership, which is generally twelve months.

OTHER REAL ESTATE INTERESTS

The Company owns full or fractional subsurface oil, gas, and mineral interest in approximately 490,000 “surface” acres of land owned by others in 20 counties in Florida. The Company leases its interest to mineral exploration firms for exploration. Leases on 800 acres have reached maturity; but, in accordance with their terms, are held by oil companies without annual rental payments because of producing oil wells, from which the Company receives royalties. Revenues are recognized at the time the Company receives the royalty payment. Oil royalty income of $286,536, $228,494 and $178,891 was recognized for the years ended December 31, 2012, 2011 and, 2010 respectively, and is included in Real Estate Operations in the accompanying consolidated statements of operations.

During 2011, an eight-year oil exploration lease covering approximately 136,000 net mineral acres primarily in Lee County and Hendry County, Florida, was executed and a $913,657 first-year bonus rental payment was received. An additional $922,114, representing the guaranteed second year’s delay rent, was received in September 2012. The Company will also receive royalty payments if production occurs and may receive additional annual rental payments if the lease is continued in years three through eight. Lease income is being recognized on a straight-line basis over the guaranteed lease term of two years, with nine months remaining as of December 31, 2012. For the years ended December 31, 2012 and 2011 lease income of $919,141 and $251,132 was recognized, respectively.

From time to time the Company will release surface or subsurface entry rights upon request of the surface owner. The Company recognizes revenue from the release at the time the transaction is consummated, unless the property is released under a deferred payment plan and the initial payment does not meet the criteria established under the “Accounting for Sales of Real Estate Topic” FASB ASC 976-605-25, the Company retains some form of continuing involvement in the property, or the transaction does not meet other requirements.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

UNFUNDED DEFERRED COMPENSATION PLANS

The Company previously established the Consolidated-Tomoka Land Co. Deferred Compensation Plan for Directors, and for Officers and Key Employees (the “Plans”). Both Plans provide that the Plans may be amended in whole or in part from time to time by the Board of Directors of the Company (the “Board”). At its Board meeting on October 26, 2011, the Board approved an amendment to the Plans to: 1) Freeze the Plans, effective January 1, 2012, to allow no new participants or deferrals into the Plans; and 2) to apply an interest rate of 6.0% to account balances for the year 2011 with the rate to be reviewed annually. An interest rate of 3.0% was applied to account balances for the year 2012.

The amount of deferred compensation reflected in accrued liabilities on the consolidated balance sheets at December 31, 2012 and 2011, was $828,998 and $1,598,871, respectively. Deferred compensation earnings allocated to the deferred compensation balance for the three years ended December 31, 2012, 2011, and 2010, was $40,575, $91,552, and $125,012, respectively.

PENSION

The Company has funded a non-contributory, defined benefit pension plan (the “Pension Plan”), covering all eligible employees.

Effective December 31, 2011, the Company amended its Pension Plan to freeze participants’ benefits with no future accruals after that date. Any current or future employee who was not a participant of the Pension Plan on December 31, 2011, will not be eligible to enter the Pension Plan. Although the Pension Plan will remain active with no new entrants and no future accruals, the Company’s contribution level is expected to be reduced over time.

STOCK-BASED COMPENSATION

Prior to 2010, the Company maintained a stock option plan (the “2001 Plan”) pursuant to which 500,000 shares of the Company’s common stock may be issued. The 2001 Plan in place was approved at the April 25, 2001 shareholders’ meeting and expired in April 2011, with no new option shares issued after that date. Under the 2001 Plan, the option exercise price equals the average of the high and low stock market price on the date of grant. The options generally vest over five years and expire after ten years. In connection with the grant of non-qualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock equal to a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise. The expenses associated with stock options and stock appreciation rights are recognized over their requisite service period.

Both the Company’s stock options and stock appreciation rights awarded under the 2001 Plan are liability classified awards and are required to be remeasured to fair value at each balance sheet date until the award is settled, as required by provisions of the “Share-Based Payments Topic of FASB ASC.” (See Note 10 “Stock-Based Compensation”).

At the Annual Meeting of Shareholders of the Company held on April 28, 2010, the Company’s shareholders approved the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan is intended to replace the Company’s 2001 Plan. Awards under the 2010 Plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and performance units. Employees of the Company and its subsidiaries and non-employee directors may be selected by the Compensation Committee to receive awards under the 2010 Plan. The maximum number of shares of which stock awards may be granted under the 2010 Plan is 210,000 shares. No participant may receive awards during any one calendar year representing more than 50,000 shares of common stock. In no event will the number of shares of common stock issued under the plan upon the exercise of incentive stock options exceed 210,000 shares. These limits are subject to adjustments by the Compensation Committee as provided in the 2010 Plan for stock splits, stock dividends, recapitalizations, and other similar transactions or events. The 2010 Plan will terminate on the tenth anniversary of the date that it was adopted by the Board, and no awards will be granted under the plan after that date.

Under the 2010 Plan, the Company granted, to certain employees, 12,150 shares of non-vested restricted stock where vesting is based upon the achievement of certain market conditions, which are defined as the Company’s total shareholder return as compared to the total shareholder return of certain peer groups during a five-year performance period. As of December 31, 2012, none of the restricted stock had vested and 1,417 had been forfeited.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company uses a Monte Carlo simulation pricing model to determine the fair value of its market condition awards for restricted stock. The determination of the fair value of market condition-based awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of awards, the relative performance of the Company’s stock price, and shareholder returns to those companies in its peer group, annual dividends, and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market condition, provided the requisite service period is met.

As described in more detail in Note 10, (“Stock-Based Compensation”) in connection with the appointment of John P. Albright as President and Chief Executive Officer and Mark E. Patten as Senior Vice President and Chief Financial Officer of the Company, the Company granted certain non-qualified stock option awards and restricted share awards.

Both the non-qualified stock option award and the restricted share award were determined to be equity-based awards under the Share-Based Payment Topic of FASB ASC.

The Company used the Black-Scholes valuation pricing model to determine the fair value of its non-qualified stock option awards. The determination of the fair value of the awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the term of the awards, annual dividends, and a risk-free interest rate assumption.

The Company used a Monte Carlo simulation pricing model to determine the fair value and vesting period of the restricted share awards. The determination of the fair value of market condition-based awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of awards, the performance of the Company’s stock price, annual dividends, and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market conditions, provided the requisite service period is met.

INCOME TAXES

The Company uses the asset and liability method to account for income taxes. Deferred income taxes result primarily from the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (See Note 5 “Income Taxes”).

EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per common share are based on the assumption of the conversion of stock options using the treasury stock method at average cost for the year (see Note 11 “Common Stock and Earnings Per Share”).

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivables, which is included in other assets on the accompanying consolidated balance sheets.

More than 50% of the Company’s income property portfolio and all of the land, golf operations, agriculture operations, and subsurface interests are in the State of Florida. Uncertainty of the duration of a prolonged real estate and economic downturn could have an adverse impact on the Company’s real estate values.

The largest of the Company’s income property tenants consist of Holiday CVS, L.L.C. and Walgreen Co., which the Company considers good credit-quality tenants. Holiday CVS, L.L.C. revenues accounted for 16%, 18%, and 27% and Walgreen Co. accounted for 13%, 16%, and 23% of our consolidated revenue, excluding their property sold in May 2012, for the years ended December 31, 2012, 2011, and 2010, respectively. Holiday CVS, L.L.C. and Walgreen Co. represented 19%, 22%, and 20%, and 17%, 20%, and 17% of the Company’s income portfolio in terms of rentable square feet, excluding their property sold in May 2012, as of December 31, 2012, 2011, and 2010, respectively. The Company has diversified its income property tenant mix with Barnes & Noble, Lowe’s Home Improvement Center, PNC Bank, Dick’s Sporting Goods, Harris Teeter Supermarket, Best Buy, Buffalo Wild Wings, JPMorgan Chase Bank, and Bank of America as tenants.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The largest carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable at December 31, 2012 and 2011, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s notes payable approximates fair value at December 31, 2012 and 2011, since the notes are at floating rates or fixed rates, which approximate current market rates for notes with similar risks and maturities. The interest rate swap derivative, which was terminated in the fourth quarter of 2011, was carried at its fair value at December 31, 2010.

DERIVATIVE INSTRUMENT AND CERTAIN HEDGING ACTIVITY

Until it was terminated on December 31, 2011, the Company had a cash flow derivative related to the interest rate swap on its term loan. The Company accounted for its cash flow hedging derivative under the “Accounting for Derivative Instruments and Certain Hedging Activities Topic of FASB ASC.” The derivative was recognized on the balance sheet at its fair value. On the date the derivative contract was entered into, the Company designated the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability (“cash flow hedge”). The Company formally documented the relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. The Company also formally assessed, both at the hedge’s inception and on an ongoing basis, whether the derivative that is used in hedging the transaction is highly effective in offsetting changes in cash flows of the hedged item. Changes in the fair value of the derivative, was deemed highly effective, and was designated and qualified as a cash-flow hedge is recorded in other comprehensive loss, until earnings are affected by the variability in cash flows of the designated hedged item. The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is re-designated as a non-hedging instrument, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in earnings.

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

In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an organization to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

RECLASSIFICATIONS

Certain items in the prior years’ consolidated statement of operations have been reclassified to conform to the presentation of the consolidated statements of operations for the year ended December 31, 2012. Specifically, the depreciation and amortization expense and interest expense have been segregated into separate line times, whereas previously, these amounts were included in general and administrative expenses. These reclassifications had no effect on the prior year presentation of income (loss) from continuing operations before income tax.

NOTE 2.	DISCONTINUED OPERATIONS

In the fourth quarter of 2011, three income properties were classified as held for sale as we had commenced an active program to market and sell the properties and determined there was a high probability that a sales transaction would occur within one year. An additional property was classified as held for sale during the fourth quarter of 2012, which was sold in February 2013 as more fully described in Note 17, “Subsequent Events”. A property classified as held for sale is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell, and is reported as discontinued operations with its respective results of operations classified as income from discontinued operations on our consolidated statements of operations. Fair value estimates determined in this fashion are based on market observables (Level 2 Inputs). In accordance with FASB ASC 360, depreciation was discontinued once the properties were classified as held for sale.

In the fourth quarter of 2011, we sold our former Barnes & Noble property in Lakeland, Florida for $2.9 million. This property had been vacant since the lease expired at the end of January 2010. In May 2012, we sold our income property in Asheville, North Carolina, which was leased to Northern Tool and Equipment, for $3.9 million. We also sold our income property in Powder Springs, Georgia, which was leased to Walgreen Co., for $4.09 million. A gain of $78,455 was recognized on the sale of the two properties in the quarter-ended June 30, 2012.

The following is a summary of income from discontinued operations:

	Year ended December 31,
	2012	2011	2010
Leasing Revenue and Other Income	$438,994	$989,026	$977,951
Costs and Other Expenses	(26,661)	(201,017)	(201,020)

Income from Operations	412,333	788,009	776,931
Impairment Charges	(426,794)	(68,454)	—
Gain on Sale of Property	78,455	146,977	—

Income before Income Tax	63,994	866,532	776,931
Income Tax	(24,686)	(334,265)	(299,701)

Income from Discontinued Operations	$39,308	$532,267	$477,230

NOTE 3.	IMPAIRMENT OF LONG-LIVED ASSETS

During the third quarter of 2011, the Company recognized an impairment charge for its golf operations’ assets totaling $4,012,476. The fair market value of the property was determined to be $2,500,000. This fair market value was determined, among other things, through a third party valuation specialist in the golf course industry. The impairment charge was taken as several facts and circumstances changes surrounding the property during the period, including the following:

•	The community master developer abandoned its property and vacated the development;

•	The national, state, and local economies, after showing earlier signs of recovery, weakened further during the period;

•

This economic slowdown is significantly impacted by the residential home market which is soft. The absence of significant residential home growth in and around LPGA International, as well as the Volusia and Flagler Counties’ market, significantly reduces the potential for increased golf play;

•

Fully developed lots within the community are being sold at low prices indicating that the product to be sold in the community will be sold to a first time home buyers’ market segment. This market segment is not expected to support the golf operations in the same manner as the premium priced market segment; and

•

The Company had a change in management, who changed the asset’s estimated holding period. New management does not believe it is in the Company’s best interest to absorb the negative income and cash flow losses until the possibility of a turnaround in future years may be realized and made the decision that this is not a future core holding of the Company.

During the third quarter of 2011, the Company also conducted an impairment analysis on 317 acres of land in Daytona Beach, Florida. The analysis resulted in an impairment charge of $2,606,412. The charge represented the entire cost basis of the property, reflecting both the high carrying costs associated with these parcels relative to the current market value of the land and management’s determination to not pay the property taxes or other property assessments, and to not contest any legal proceedings, which would result in the forfeiture of title to the land through issuance of a tax deed or foreclosure. The Company sold substantially all of its interest in this land to a third party for de minimus proceeds and the assumption of approximately $238,000 of accrued liabilities, in the fourth quarter of 2012.

NOTE 3.	IMPAIRMENT OF LONG-LIVED ASSETS (continued)

During the year ended December 31, 2012, no impairment indicators were noted other than on the income property held for sale for which a $426,794 impairment charge was recorded and included in income from discontinued operations in the consolidated statement of operations.

The company follows FASB ASC 360-10 “Property, Plant, and Equipment” in conducting its impairment analyses.

NOTE 4.	INVESTMENT SECURITIES

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

Following is a table reflecting the sale of investment securities and losses recognized in the three years ended December 31, 2012:

	Year Ended December 31,
	2012	2011	2010
Proceeds from the Disposition of Investment Securities	$—	$6,929,493	$5,903,865
Cost Basis of Investment Securities Sold	—	(7,069,929)	(5,950,779)

Loss recognized in Statement of Operation on the Disposition of Investment Securities	$—	$(140,436)	$(46,914)

NOTE 5.	INCOME TAXES

The Company accounts for income taxes under the “Accounting for Income Taxes Topic of FASB ASC.”

The provisions for income tax benefit (expense) are summarized as follows:

	2012		2011		2010
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$7,054	$(269,712)	$327,465	$2,597,799	$1,065,250	$(561,921)
State	34,950	(95,370)	41,883	413,705	74,507	(26,792)

Total	$42,004	$(365,082)	$369,348	$3,011,504	$1,139,757	$(588,713)

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

NOTE 5.	INCOME TAXES (continued)

The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows:

	Deferred Tax
	2012	2011
Deferred Income Tax Assets
Depreciation	$2,142,204	$1,609,610
Deferred Compensation	319,786	616,764
Charitable Contributions Carryforward	252,619	254,595
Deferred Lease Expense	1,428,121	1,462,797
Pension and Other Post Retirement Benefits	593,489	669,486
Stock Options	766,042	393,953
Impairment Reserves	1,688,979	2,553,236
Other-Net	352,572	—

Gross Deferred Income Tax Assets	7,543,812	7,560,441
Less-Valuation Allowance	(621,528)	(607,353)

Net Deferred Income Tax Assets	6,922,284	6,953,088

Deferred Income Tax Liabilities
Sales of Real Estate	(38,937,151)	(38,666,418)
Basis Difference in Joint Venture	(342,638)	(342,638)
Other-Net	—	(4,315)

Total Deferred Income Tax Liabilities	(39,279,789)	(39,013,371)

Net Deferred Income Tax Liability	$(32,357,505)	$(32,060,283)

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2012 and 2011, we believe it is more likely than not that a portion of the Company’s deferred income tax assets will not be realized. A valuation allowance for deferred income tax assets is provided when it is more likely than not that some portion of all of the deferred income tax assets will not be realized. As of December 31, 2012 and 2011, the valuation allowance was $621,528 and $607,353, respectively.

The valuation allowance is primarily related to charitable contribution carryforwards. The valuation allowance was decreased by $1,702,434 in 2011. The change in valuation allowance in 2011 was due to the expiration of charitable contribution carryforwards, which had previously been reserved. There was a $14,175 addition to the valuation allowance in 2012 related to charitable contributions.

Following is a reconciliation of the income tax computed at the federal statutory rate of 35% for 2012, 2011, and 2010:

	Year ended December 31,
	2012	2011	2010
Income Tax (Expense) Benefit Computed at Federal Statutory Rate	$(309,040)	$3,016,759	$570,930
(Decrease) Increase Resulting from:
State Income Tax, Net of Federal Income Tax Benefit	(24,242)	303,175	56,774
Tax Exempt Interest Income	—	55,922	71,799
Adjustment to Valuation Allowance	—	(28,810)	(216,406)
Other Reconciling Items	10,204	33,806	67,947

(Expense) Benefit for Income Taxes	$(323,078)	$3,380,852	$551,044

The effective income tax rate for each of the three years ended December 31, 2012, 2011, and 2010, including income taxes attributable to the discontinued operations, was 36.7%, 39.3% and 29.4%, respectively. There was no change to unrecognized tax benefits during 2012. The tax amounts recognized in 2011 and 2010 were impacted by the recognition of previously unrecognized tax benefits of approximately $29,000 and $216,000, respectively.

NOTE 5.	INCOME TAXES (continued)

The Company files a consolidated income tax return in the United States Federal jurisdiction and the States of Arizona, Colorado, California, Florida, Illinois, Georgia, and North Carolina. The Internal Revenue Service has audited the federal tax returns through the year 2006, with all proposed adjustments settled. The Company recognizes all potential accrued interest and penalties to unrecognized tax benefits in income tax expense. For the year ended December 31, 2012, 2011, and 2010 the Company recognized no uncertain tax positions or accrued interest and penalties for uncertain tax positions.

Net income taxes refunded during the year ended December 31, 2012, totaled $177,500 with income taxes of $335,467 paid in the year ended December 31, 2011.

NOTE 6.	LAND AND DEVELOPMENT COSTS

Land and development costs at December 31, 2012 and 2011, are summarized as follows:

	December 31,
	2012	2011
Undeveloped Land	$1,004,607	$1,004,607
Developed Land and Development Costs	26,843,918	26,821,317

	$27,848,525	$27,825,924

NOTE 7.	NOTE PAYABLE AND LINE OF CREDIT

On February 27, 2012, the Company entered into a new Credit Agreement (the “Agreement”) with Bank of Montreal (“BMO”) as Administrative Agent, Letter of Credit Issuer, and a Lender. The Agreement consists of a $46.0 million revolving credit facility with a maturity date of February 27, 2015 (the “Credit Facility”). The indebtedness outstanding under the Agreement accrues interest at a rate ranging from the 30-day London Interbank Offer Rate (“LIBOR”) plus 175 basis points to LIBOR plus 250 basis points based on the total balance outstanding under the credit facility as a percentage of total asset value of the Company. As of December 31, 2012, the interest rate was LIBOR plus 175 basis points or 1.966%. The Credit Facility also includes an accordion feature allowing the Company to increase the facility size up to $75.0 million. The Credit Facility is unsecured and is guaranteed by certain subsidiaries of the Company.

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

On September 20, 2012, the Company entered into the First Amendment to the Credit Agreement (“Amendment”). This Amendment, under the accordion feature, expanded the Credit Facility to $62.0 million. The Amendment also modified some of the restrictive covenants contained in the original Agreement. These changes to the restrictive covenants are not considered material in nature. On September 21, 2012, the Company added a second participant lender to the Agreement.

On February 14, 2013, the Company added a third participant lender to the Agreement and pursuant to the accordion feature, the Credit Facility was expanded to $66.0 million.

The Credit Facility replaced the $25.0 million revolving credit facility with SunTrust Bank, which had a maturity date of June 27, 2014. Approximately $9.7 million of the initial disbursement of the Credit Facility was used to pay off the outstanding balance of the existing credit facility with SunTrust Bank and approximately $5.6 million was used to pay off the term loan with SunTrust Bank, which had a maturity date of July 1, 2012. The indebtedness under the prior SunTrust Bank revolving credit facility and term loan were secured by certain assets of the Company. The Company wrote off $245,726 of deferred loan costs in the first quarter of 2012 as a result of this early extinguishment of debt.

NOTE 7.	NOTE PAYABLE AND LINE OF CREDIT (continued)

	December 31,
	2012	2011
NOTE PAYABLE
Payable monthly based on 20-year amortization, interest floating based on the 30-day LIBOR Market Index rate plus 1.25%. Principal balance due July 2012 (See discussion of interest rate swap below)	$—	$5,582,988
LINE OF CREDIT
A line of credit totaling $62.0 million, at December 31, 2012, expiring February 27, 2015, with interest at the 30-day LIBOR Market Index rate plus 175 basis points to LIBOR plus 250 basis points based on the total balance outstanding under the credit facility as a percentage of total asset value of the Company	29,126,849	—
A line of credit totaling $25.0 million, at December 31, 2011, paid off February 27, 2012, with interest at the 30-day LIBOR Market Index rate plus 2.5%	—	9,683,726

	$29,126,849	$15,266,714

The required annual principal payments on notes payable are as follows:

Year Ending December 31,	Amount
2013	$—
2014	—
2015	29,126,849
2016	—
2017 and Thereafter	—

$29,126,849

At December 31, 2012, there was $32,873,151 of available borrowing capacity on the existing $62.0 million Credit Facility. As a result of the acquisitions completed in January 2013, the disposition completed in February 2013, and the borrowing completed in February 2013, all as more fully described in Note 17 “Subsequent Events,” there was $20.5 million of available borrowing capacity on the existing $66.0 million Credit Facility as of February 28, 2013.

For the year ended December 31, 2012, interest expense was $536,018, with interest totaling $491,048 paid during the period. No interest was capitalized during 2012.

For the year ended December 31, 2011, interest expense was $655,275, with interest totaling $684,008 paid during the period. Interest totaling $28,733 was capitalized to construction in process during 2011.

For the year ended December 31, 2010, interest expense was $689,703, with interest totaling $693,496 paid during the period. Interest totaling $3,793 was capitalized to construction in process during 2010.

The Company was in compliance with all of its debt covenants as of December 31, 2012 and 2011.

During the fourth quarter of 2011, the Company terminated its interest rate swap agreement, which the Company had entered into on April 8, 2002, at a cost of $188,600. As a result, an after tax expense of $115,858 was reclassified into earnings during the year ended December 31, 2011. The interest rate swap agreement was entered into essentially to fix the interest rate on the $8,000,000 note payable, entered into on July 1, 2002, at 7.35%. Until its termination, the interest rate swap was accounted for as a cash flow derivative with the change in fair value of the interest rate swap, from its inception, resulting in the recording of accrued liability of $511,779 at December 31, 2010. The change in fair value, net of applicable taxes, in the amount of $314,361 and $106,716 recorded as an accumulated other comprehensive loss, a component of shareholders’ equity. As the interest rate swap was terminated in the fourth quarter of 2011, no amounts were recorded in the consolidated balance sheets as of December 31, 2012 or 2011.

See Note 17 “Subsequent Events” for a summary of transactions related to the line of credit, which occurred subsequent to December 31, 2012.

NOTE 8.	PENSION PLAN

The Company maintains a defined benefit plan for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on years of service and the average compensation for the five highest consecutive years during the final ten years of employment. The benefit formula generally provides for a life annuity benefit.

Effective December 31, 2011, the Company amended its Defined Benefit Pension Plan (the “Pension Plan”) to freeze participants’ benefits with no future accruals after that date. Any current or future employee who was not a participant of the Pension Plan on December 31, 2011 will not be eligible to enter the Pension Plan. Although the Pension Plan will remain active with no new entrants and no future accruals, the Company’s contribution level is expected to be reduced over time.

The Company uses a December 31 measurement date.

Following are the components of the Net Period Benefit Cost:

	December 31,
	2012	2011	2010
Service Cost	$94,374	$298,378	$265,495
Interest Cost	406,689	455,732	462,936
Expected Return on Plan Assets	(932,366)	(396,687)	(580,594)
Amortization of Unrecognized Transition Gain	69,699	(7,487)	(7,487)
Amortization of Unrecognized Prior Service Cost	—	21,218	21,218
Amortization of Net Loss from Earlier Periods	390,400	(129,257)	53,593

Net Periodic Benefit Cost	$28,796	$241,897	$215,161

The Company made contributions totaling $473,540 in 2012 and $49,048 in 2011.

The change in projected benefit obligation is as follows:

	December 31,
	2012	2011
Benefit Obligation at Beginning of Year	$9,309,585	$8,607,103
Service Cost	94,374	298,378
Interest Cost	406,689	455,732
Actuarial Loss	636,013	566,102
Benefits and Plan Expenses Paid	(619,207)	(537,825)
Curtailment	—	(79,905)

Benefit Obligation at End of Year	$9,827,454	$9,309,585

The change in plan assets is as follows:

	December 31,
	2012	2011
Fair Value of Plan Assets at Beginning of Year	$7,723,072	$7,815,162
Actual Return on Plan Assets	932,366	396,687
Employer Contribution	473,540	49,048
Plan Expenses Paid	(84,131)	(90,310)
Benefits Paid	(535,076)	(447,515)

Fair Value of Plan Assets at End of Year	$8,509,771	$7,723,072

NOTE 8.	PENSION PLAN (continued)

The funded status of the pension obligation consists of the following:

	December 31,
	2012	2011
Estimated Pension Benefit Obligation
Accumulated Benefit Obligation	$(9,827,454)	$(9,389,490)
Effect of Curtailment	—	79,905

Projected Benefit Obligation	(9,827,454)	(9,309,585)
Fair Value of Plan Assets	8,509,771	7,723,072

Accrued Pension Liability	$(1,317,683)	$(1,586,513)

The actuarial assumptions made to determine the projected benefit obligation and the fair value of plan assets are as follows:

	December 31,
	2012	2011
Weighted Average Discount Rate	4.00%	4.50%
Weighted Average Asset Rate of Return	7.00%	7.00%
Compensation Scale	N/A	N/A

The Company uses the “Citigroup Pension Liability Index” to determine the discount rate. The weighted average asset rate of return is primarily based on both historical and projected future returns of the portfolio as a whole.

OTHER PENSION PLAN DISCLOSURE INFORMATION

Amortization Periods:

The transition liability (asset) re-established on January 1, 2001, was considered fully amortized as a result of the 2011 curtailment.

The excess of the unrecognized (gain) or loss (if any) over the larger of 10% of the projected benefit obligation or 10% of the market related value of assets is amortized in level amounts over 12.49 years.

The prior service cost re-established on January 1, 2001, was considered fully amortized as a result of the 2011 curtailment.

The prior service cost established on January 1, 2002, was considered fully amortized as a result of the 2011 curtailment.

Funding Policy:

Periodic employer contributions are made in conformance with minimum funding requirements and maximum deductible limitations.

Benefit Payments and Other Disbursements:

During the measurement period, disbursements from Pension Plan assets were as follows:

	December 31,
	2012	2011
Benefit Payments	$535,076	$447,515
Administrative Expenses	84,131	90,310

Total	$619,207	$537,825

NOTE 8.	PENSION PLAN (continued)

Unrecognized (Gain) or Loss:

The unrecognized (gain) or loss determined subsequent to last year’s measurement date is determined as follows:

Liability gain determined from the January 1, 2012 census and included in this year’s net periodic cost	$(41,347)
Asset loss occurring over the measurement period	(390,400)
Loss due to assumption changes effective as of December 31, 2012	677,360

Total unrecognized loss	$245,613

Plan Assets:

The Company’s investment policy for pension funds is to achieve four major objectives as follows:

1)	Growth in the invested assets to maintain future purchasing power;

2)	Provide a stable, increasing stream of investment income to support needs;

3)	Ensure the preservation of asset values equal to or greater than the nominal book value of assets over the intermediate term or a complete economic cycle, whichever is longer; and

4)	Maintain liquidity.

The allocation of investments are targeted at 60% in common equities and 40% in fixed income securities, exclusive of cash and cash equivalents with a typical 10% range of fluctuation. Equity securities primarily include investments in large-cap, mid-cap, and small-cap companies located in the United States and internationally. Fixed income securities primarily include corporate bonds of diversified industries and government bonds primarily located in the United States. No single security, except short-term obligations of the U.S. government, shall constitute more than 4% of consolidated assets.

The Pension Plan’s weighted average asset allocations at December 31, 2012 and 2011 by asset category are as follows:

	December 31,
	2012	2011
Equity Securities	63%	58%
Fixed Income Securities	31%	26%
Cash and Money Market Funds	6%	16%

Total	100%	100%

The following is a table of the Fair Values of Pension Plan Assets and Fair Value Measurements at December 31, 2012:

Asset Category	Total	Quoted Prices in Active Markets (Level 1 Inputs)
Cash and Cash Equivalents	$369,174	$369,174
Equity Securities	5,305,492	5,305,492
Fixed Income Securities	2,835,105	2,835,105

Total	$8,509,771	$8,509,771

NOTE 8.	PENSION PLAN (continued)

The following is a table of the Fair Values of Pension Plan Assets and Fair Value Measurements at December 31, 2011:

Asset Category	Total	Quoted Prices in Active Markets (Level 1 Inputs)
Cash and Cash Equivalents	$1,245,742	$1,245,742
Equity Securities	4,440,898	4,440,898
Fixed Income Securities	2,036,432	2,036,432

Total	$7,723,072	$7,723,072

The long-term rate of return on Pension Plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income, and alternative investments. When determining the long-term rate of return on Pension Plan assets, the Company considers long-term rates of return on the asset classes (both historical and forecasted) in which the Company expects the pension funds to be invested.

Cash Flows:

The Company makes periodic contributions in accordance with minimum funding requirements and maximum allowable deductions. It is estimated the 2013 contribution will be in the $350,000 to $400,000 range.

Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid.

Year Ending December 31,	Amount
2013	$638,900
2014	643,100
2015	656,800
2016	667,000
2017	676,000
2018-2022	3,449,600

The following assumptions have been made regarding estimated benefit payments:

•	All currently retired participants survive through 2022;

•	All currently active participants survive and retire on their normal retirement dates; and

•	No additional benefits will accrue on or after January 1, 2012.

NOTE 9.	POST-RETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

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

The Company recognizes post-retirement expenses in accordance with the “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions Topic of FASB ASC,” which requires that expected costs of post-retirement benefits be charged to expense during the years the employees render service. The accrued post-retirement benefit cost reflected in the consolidated balance sheet in accrued liabilities at December 31, 2012 and 2011, was $186,695 and $207,319, respectively.

NOTE 10.	STOCK-BASED COMPENSATION

EQUITY-CLASSIFIED STOCK COMPENSATION

Market Condition Restricted Shares

Under the 2010 Plan, the Company granted to certain employees non-vested restricted stock where vesting is based upon the achievement of certain market conditions, which are defined as the Company’s total shareholder return as compared to the total shareholder return of a certain peer group during a five-year performance period.

The Company used a Monte Carlo simulation pricing model to determine the fair value of its market condition based awards. The determination of the fair value of market condition-based awards is affected by the stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of awards, the relative performance of the Company’s stock price, and shareholder returns to those companies in its peer group, annual dividends, and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market conditions, provided the requisite service period is met.

A summary of activity during the twelve months ended December 31, 2012, is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wgt. Avg. Grant Date Fair Value
Outstanding at December 31, 2011	9,317	$23.13
Granted	—	—
Vested	—	—
Forfeited	(1,417)	23.13

Outstanding at December 31, 2012	7,900	$23.13

As of December 31, 2012, there was $67,777 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 2.9 years.

Non-Qualified Stock Option Awards

Pursuant to the Non-Qualified Stock Option Award Agreements between the Company and Mr. Albright and Mr. Patten, Mr. Albright and Mr. Patten were granted options to purchase 50,000 and 10,000 shares of Company common stock, respectively, under the 2010 Plan with an exercise price per share equal to the fair market value on their respective grant dates. One-third of the options will vest on each of the first, second, and third anniversaries of their respective grant dates, provided they are an employee of the Company on those dates. In addition, any unvested portion of the options will vest upon a change in control. The options expire on the earliest of: (a) the tenth anniversary of the grant date; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

A summary of the activity for both awards during the year ended December 31, 2012, is presented below:

	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	50,000	$28.90
Granted	10,000	29.34
Exercised	—	—
Expired	—	—

Outstanding at December 31, 2012	60,000	$28.97	8.70	$122,200

Exercisable at December 31, 2012	16,666	$28.90	8.60	$35,167

As of December 31, 2012, there was $338,204 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a period of 1.7 years.

NOTE 10.	STOCK-BASED COMPENSATION (continued)

Market Condition Inducement Grant of Restricted Shares

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

A summary of the activity for both awards during the year ended December 31, 2012, is presented below:

	Shares	Wtd. Avg. Fair Value
Outstanding at December 31, 2011	96,000	$18.47
Granted	17,000	$18.02
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2012	113,000	$18.40

As of December 31, 2012, there was $735,732 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 1.0 years.

LIABILITY-CLASSIFIED STOCK COMPENSATION

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

A summary of share option activity under the 2001 Plan as of December 31, 2012, and changes during the year ended is presented below:

Stock Options

	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	205,800	$53.12
Granted	—	—
Exercised	(5,600)	20.12
Expired	(119,400)	55.13

Outstanding at December 31, 2012	80,800	$52.43	4.21	$21,780

Exercisable at December 31, 2012	78,160	$56.81	3.98	$21,780

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

NOTE 10.	STOCK-BASED COMPENSATION (continued)

Stock Appreciation Rights

	Shares	Wtd. Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	205,800	$0.93
Granted	—	—
Exercised	(5,600)	5.07
Expired	(119,400)	0.73

Outstanding at December 31, 2012	80,800	$1.12	4.21	$11,728

Exercisable at December 31, 2012	78,160	$0.92	3.98	$11,728

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

The Company issues new, previously unissued, shares as options are exercised.

Following are assumptions used in determining the fair value of stock options and stock appreciation rights:

Assumptions at December 31,	2012	2011	2010
Expected Volatility	24.34%	31.05%	32.20%
Expected Dividends	0.13%	0.15%	0.14%
Expected Term	3 years	2 years	3 years
Risk-Free Rate	0.39%	0.23%	1.16%

There were no stock options or stock appreciation rights granted under this plan in 2012, 2011 and 2010.

Following is a table representing activity under the 2001 Plan for each of the three years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012	2011	2010
Options Exercised	5,600	1,600	2,400
Intrinsic Value of Options Exercised	$54,352	$2,128	$17,724

Stock Appreciation Rights Exercised	5,600	1,600	2,400
Intrinsic Value of Stock Appreciation Rights Exercised	$28,398	$909	$7,533

Options Expired	119,400	46,600	—
Weighted Average Exercise Price	$55.13	$52.72	$—

Stock Appreciation Rights Expired	119,400	46,600	—
Weighted Average Fair Value	$0.73	$1.22	$—

Shares Vested	10,120	36,920	41,920
Fair Value of Shares Vested	$23,962	$71,870	$139,857

NOTE 10.	STOCK-BASED COMPENSATION (continued)

The liability for stock options and stock appreciation rights, valued at fair value, reflected on the consolidated balance sheets at December 31, 2012 and 2011, was $265,311 and $484,489, respectively. These fair value measurements are based on quoted prices in active markets (Level 1 Inputs).

Amounts recognized in the financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Year Ended December 31,
	2012	2011	2010
Total Cost of Share-Based Plans Charged Against
Income (Added To) Before Tax Effect	$1,047,335	$253,812	$(632,894)

Income Tax Expense (Benefit)
Recognized in Income	$(404,010)	$(97,908)	$244,139

NOTE 11.	COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined based on the assumption of the conversion of stock options using the treasury stock method at average market prices for the periods.

	Year Ended December 31,
	2012	2011	2010
Income Available to Common Shareholders:
Income (Loss) from Continuing Operations	$559,894	$(5,238,458)	$(1,080,184)
Discontinued Operations	39,308	532,267	477,230

Net Income (Loss)	$599,202	$(4,706,191)	$(602,954)

Weighted Average Shares Outstanding	5,717,937	5,724,147	5,723,795
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	—	—	—

Total Shares Applicable to Diluted Earnings Per Share	5,717,937	5,724,147	5,723,795

Per Share Information:
Basic Net Income (Loss) Per Share
Income (Loss) from Continuing Operations	$0.09	$(0.91)	$(0.19)
Discontinued Operations	0.01	0.09	0.08

Net Income (Loss)	$0.10	$(0.82)	$(0.11)

Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.09	$(0.91)	$(0.19)
Discontinued Operations	0.01	0.09	0.08

Net Income (Loss)	$0.10	$(0.82)	$(0.11)

The effect of 123,347, 205,113, and 202,037 potentially dilutive securities were not included for 2012, 2011, and 2010, respectively, as the effect would be antidilutive.

NOTE 12.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of
	December 31, 2012	December 31, 2011
Golf Course Lease	$3,702,194	$3,792,086
Deferred Compensation	828,998	1,598,871
Deferred Road Construction Costs	—	570,804
Accrued Property Taxes	—	237,967
Deferred Lease and Other Income	970,802	678,219
Other Post-Retirement Benefits	186,695	207,319
Legal Reserves	723,058	—
Other	560,596	232,410

	$6,972,343	$7,317,676

In July 2012, the Company entered into an agreement with the City of Daytona Beach, Florida (the “City”) to, among other things, amend the remaining lease payments under the golf course lease (the “Lease Amendment”) whereby the base rent payment scheduled to increase from $250,000 to $500,000 as of September 1, 2012, for the remainder of the lease term and any extensions, was kept at $250,000 subject to an annual rate increase of 1.75% beginning September 1, 2013. Under the Lease Amendment, the Company agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City in the amounts of 5.0% of gross revenues (as defined in the Lease Amendment) exceeding $5,500,000 up to $6,500,000 and 7.0% of gross revenues (as defined in the Lease Amendment) exceeding $6,500,000. Since the inception of the lease, the Company has been recognizing the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent equal to $3,702,194 as of December 31, 2012. Upon the effective date of the amendment to the lease, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the landlord, and will be recognized into income over the remaining lease term of 10 years. The lease matures in 2022 with seven renewal options for five years.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

MINIMUM FUTURE RENTAL PAYMENTS

The Company leases, as lessee, certain equipment, land, and improvements under operating leases.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2012, are summarized as follows:

Year Ending December 31,	Amounts
2013	$635,134
2014	635,204
2015	639,625
2016	470,408
2017	269,528
2018 and thereafter (cumulative)	1,320,943

Total	$3,970,842

Rental expense under all operating leases amounted to $666,438, $902,414, and $879,028, for the years ended December 31, 2012, 2011, and 2010, respectively.

NOTE 13.	COMMITMENTS AND CONTINGENCIES (continued)

MINIMUM FUTURE RENTAL RECEIPTS

Additionally, the Company, as lessor, leases certain land, buildings, and improvements under operating leases.

Minimum future rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2012, are summarized as follows:

Year Ending December 31,	Amounts
2013	$10,358,265
2014	10,393,517
2015	10,047,149
2016	9,914,370
2017	8,042,506
2018 and thereafter (cumulative)	62,404,943

Total	$111,160,750

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of our business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

In September 2010, St. Johns River Water Management District (the “District”) served the Company with an administrative complaint filed with the Florida Division of Administrative Hearings in connection with certain Company agricultural operations that alleged the Company constructed and operated a surface water management system without the proper permit. The Company disagreed with the District’s assertions in the complaint on the basis that its operations were agriculturally exempt from permitting and requested an administrative hearing. This case was subsequently continued in abeyance due to new legislation affecting the agricultural exemption and to accommodate settlement discussions between the parties. Pursuant to the new legislation, the District elected to have the Florida Department of Agriculture and Consumer Services (“DACS”) make a binding determination of the applicability of the agricultural exemption to the Company’s agricultural operations. Based on site-specific characteristics, historical land use, and documented industry practices, DACS concluded the Company engaged in normal and customary agricultural practices for operations on 117 acres and the agricultural exemption from permitting applied those acres. DACS believes that a portion of the remaining 101 acres alleged by the District to be wetlands may have required an Environmental Resource Permit prior to commencing our agricultural operations in those areas, but was unable to make a determination based on readily available information. In an effort to resolve this matter, the Company submitted a proposed settlement offer to the District on August 20, 2012, offering certain undeveloped acreage owned by the Company. The Company accrued a reserve equal to $611,691, in the quarter-ended September 30, 2012, reflecting the Company recorded value of the acreage offered to settle the matter. Following the offer, settlement discussions continued, and, on December 31, 2012, the Company and the District executed a settlement agreement (“SJRWMD Agreement”) involving certain of the Company’s prior agricultural operations in which the Company agreed to submit an after-the-fact permit application and increased the undeveloped acreage offer for mitigation in connection with the permit. The Company has adjusted the reserve to $723,058 to reflect the value of the additional undeveloped acres and costs associated with the permit application. The SJRWMD Agreement is contingent upon the Company and the District reaching agreement on a management fee and issuance of a permit. In the event the District and the Company cannot achieve these items, the SJRWMD Agreement could be terminated. The Company submitted its permit application on January 28, 2013.

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

NOTE 13.	COMMITMENTS AND CONTINGENCIES (continued)

lease, which it originally anticipated would occur immediately preceding construction commencement (which Harris Teeter estimated to be approximately July 31, 2012). The Company does not believe the road modifications provide a basis for Harris Teeter to terminate the Lease and has responded to Harris Teeter. The Company has also reached out to other affected businesses and to the North Carolina Department of Transportation (“NCDOT”) in an effort to persuade NCDOT to keep the all-access intersection intact and, notwithstanding the foregoing, Harris Teeter indicated a present willingness to assist in this endeavor. In May 2012, NCDOT indicated that it will not reach a final decision on its consideration of this matter for 6 to 18 months, and that, in the meantime, the intersection would remain all-access. On November 6, 2012, the Company filed its response to the condemnation pleadings. The trial in this matter has been initially scheduled for the week of September 16, 2013, with mediation to occur prior to July 22, 2013. In a status meeting attended by the Company on January 30, 2013, with NCDOT, the City of Charlotte, and others to discuss the status of the intersection. During this meeting, NCDOT proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT, and the City of Charlotte proposed to build and maintain a new access road/point to the property. These proposals are tentative and pending additional public funding.

In May 2010, the Company filed a lawsuit in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida, in order to enforce its approximate $3.8 million claim of lien on real property owned by FM Bayberry Cove Holding, LLC (“FM Bayberry”) for its share of the costs for construction of Tournament Drive. BB&T was included as a defendant as the current mortgage holder of the property subject to the Company’s lien. BB&T filed a counterclaim asserting that its mortgage is superior to the Company’s claim of lien which the Company denied. BB&T and the Company each filed motions for summary judgment as to priority of their respective interests in the property, which were heard by the court on January 12, 2012. The Circuit Court determined that the Company’s Consolidated-Tomoka’s interests were superior to the lien imposed by BB&T and all other interests. The Company subsequently filed a motion for summary judgment of foreclosure, which was before the Court at a hearing on June 22, 2012, which was granted and the Final Judgment of Foreclosure was entered on August 7, 2012, as subsequently amended by that the Amended Final Judgment of Foreclosure entered August 16, 2012. However, all further proceedings in the Circuit Court (including the foreclosure sale) are stayed pending BB&T’s appeal to the Florida District Court of Appeal, Fifth District (for which notice was filed by BB&T on August 16, 2012, and amended on August 24, 2012) on the Circuit Court’s determination in the matter of priority. On December 4, 2012, Company representatives attended an appellate court-ordered mediation between the Company and BB&T. The mediation was extended in order to accommodate continuing discussions between the parties but was terminated on or about January 10, 2013, when the parties were unable to reach agreement. This matter is continuing in the appeal at this time with BB&T’s initial brief due to be filed on or about April 1, 2013. As of December 31, 2012, the amount of the judgment plus interest is in excess of $4.4 million.

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

The Company primarily operates in three business segments: income properties, real estate operations, and golf operations. Our income property operation consists primarily of income producing properties and our business plan is focused on investing in additional income producing properties. Our income property operations accounted for 70.7% of our identifiable assets and 55.2% of our consolidated revenues as of and for the year ended December 31, 2012, respectively. Our real estate operations primarily consist of revenues generated from land transactions and leasing and royalty income from our interests in subsurface oil, gas and mineral rights. Our golf operations consist of a single property located in Daytona Beach, Florida with two 18-hole championship golf courses, a practice facility, and clubhouse facilities including a restaurant and bar operation. The majority of the revenues generated by the golf operation are derived from members and public customers playing golf, revenue from the club memberships, and revenue related to our food and beverage operations.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for each of the three years ended December 31, 2012, 2011, and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
Revenues:
Income Properties	$9,559,942	$8,776,080	$8,688,980
Real Estate Operations	3,098,840	501,626	(926,884)
Golf Operations	4,506,069	4,660,802	4,473,429
Other Income	164,979	124,776	40,721

	$17,329,830	$14,063,284	$12,276,246

Operating Income (Loss):
Income Properties	$8,883,846	$8,249,121	$8,175,108
Real Estate Operations	2,393,778	(250,504)	(1,669,910)
Golf Operations	(887,564)	(1,332,835)	(1,477,923)
Other Income	(33,855)	(526,647)	(380,131)
General and Corporate Expenses	(8,692,974)	(14,263,539)	(5,792,118)

	$1,663,231	$(8,124,404)	$(1,144,974)

Identifiable Assets:
Income Properties	$130,726,326	$116,943,722	$116,329,125
Real Estate Operations	34,161,944	34,529,445	34,028,501
Golf Operations	3,230,225	2,858,448	6,888,141
Other	16,578,405	15,934,188	20,513,183

	$184,696,900	$170,265,803	$177,758,950

Depreciation and Amortization:
Income Properties	$1,927,453	$1,753,079	$1,707,052
Real Estate Operations	—	—	15
Golf Operations	173,110	359,743	491,350
Other	207,472	337,215	73,453

	$2,308,035	$2,450,037	$2,271,870

Capital Expenditures:
Income Properties	$24,467,236	$2,363,593	$482,005
Real Estate Operations	—	—	—
Golf Operations	343,969	267,273	79,673
Other	105,729	566,410	810,369

	$24,916,634	$3,197,276	$1,372,047

Operating income (loss) represents income (loss) from continuing operations before loss on early extinguishment of debt, interest expense, interest income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses, impairment charges, depreciation and amortization expense, and gains (losses) on the disposition of assets. Identifiable assets by segment are those assets that are used in the Company’s rations in each segment. Other assets consist primarily of cash, property, plant, and equipment related to the other operations as well as the general and corporate operations. There were no transactions between segments for any of the periods presented. Certain items in the prior years’ consolidated statement of operations have been reclassified to conform to the presentation of the consolidated statements of operations for the year ended December 31, 2012. Specifically, the depreciation and amortization expense and interest expense have been segregated into separate line times, whereas previously, these amounts were included in general and administrative expenses. These reclassifications had no effect on the prior year presentation of income (loss) from continuing operations before income tax.

NOTE 16.	MODIFICATION OF AN ACCOUNTING TREATMENT

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

NOTE 17.	SUBSEQUENT EVENTS

On January 3, 2013, the Company acquired four properties leased to Bank of America, N.A. in Los Angeles County and Orange County, California, at a purchase price of $8,015,737. The initial terms of the leases are 15 years.

On January 23, 2013, the Company acquired a 34,512 square-foot free-standing building situated on 3.62 acres in Glendale, Arizona. The property is under lease to Big Lots with an initial term of 10 years. The purchase price totaled $5,001,500.

On January 31, 2013, the Company acquired a two-building 133,000 square-foot office complex leased to Hilton Resorts Corporation in Orlando, Florida. The total purchase price was $14.6 million. Both buildings are under a long term lease, with over eight years remaining in the term, which provides for annual lease escalations.

On February 14, 2013, the Company sold its interest in the 4,128 square-foot building under lease to PNC Bank, located in Alpharetta, Georgia. The sales price on this transaction amounted to $3,550,000. The property was written down to estimated fair value resulting in a loss of $426,794, and was presented as assets held for sale on the consolidated balance sheet at December 31, 2012. The property’s operating results were included in discontinued operations for each of the three years ended December 31, 2012, 2011, and 2010.

On February 14, 2013, the Company added a third participant lender to the Agreement and pursuant to the accordion feature, the Credit Facility was expanded to $66.0 million.

On February 21, 2013, the Company sold its interest in the 13,824 square-foot building under lease to CVS, located in Clermont, Florida. The sales price on this transaction amounted to $4,050,000. As of December 31, 2012, no contract was in place, therefore, this property was not presented as assets held for sale on the balance sheet and the property’s operating results were not included in discontinued operations.

On February 22, 2013, the Company closed on a $7.3 million loan with UBS Real Estate Securities Inc., secured by its interest in the two-building office complex leased to Hilton Resorts Corporation which was acquired on January 31, 2013. The new mortgage loan matures in February 2018 and carries a fixed rate of interest of 3.67% per annum. The proceeds from the borrowing were used to pay-down a portion of the Company’s outstanding balance on its revolving credit facility.

On March 8, 2013, the Company closed on a $23.1 million loan with Bank of America, N.A., secured by its interest in fourteen income properties. The new mortgage loan matures in April 2023, carries a fixed rate of 3.67% per annum, and requires payments of interest only prior to maturity. The net proceeds from the borrowing were used to pay-down a portion of the Company’s outstanding balance on its revolving credit facility.

QUARTERLY FINANCIAL DATA

(UNAUDITED)

	March 31,		June 30,		September 30,		December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Revenues
Income Properties	$2,264,574	$2,139,213	$2,379,829	$2,147,588	$2,393,620	$2,233,294	$2,521,919	$2,255,985
Real Estate Operations	1,065,667	63,069	929,717	68,237	421,983	69,406	681,473	300,914
Golf Operations	1,329,579	1,373,576	1,253,079	1,347,704	861,326	838,646	1,062,085	1,100,876
Other Income	42,668	41,626	7,990	9,506	95,971	16,646	18,350	56,998

Total Revenues	4,702,488	3,617,484	4,570,615	3,573,035	3,772,900	3,157,992	4,283,877	3,714,773

Direct Cost of Revenues
Income Properties	(144,404)	(126,307)	(174,790)	(119,084)	(199,710)	(129,271)	(157,192)	(152,297)
Real Estate Operations	(164,818)	(183,835)	(223,957)	(191,783)	(143,138)	(151,671)	(173,149)	(224,841)
Golf Operations	(1,461,227)	(1,530,496)	(1,435,306)	(1,657,170)	(1,314,428)	(1,300,876)	(1,182,672)	(1,505,095)
Other Income	(71,558)	(96,586)	(66,332)	(141,172)	(28,530)	(206,906)	(32,414)	(206,759)

Total Direct Cost of Revenues	(1,842,007)	(1,937,224)	(1,900,385)	(2,109,209)	(1,685,806)	(1,788,724)	(1,545,427)	(2,088,992)

General and Administrative Expenses	(1,423,648)	(1,657,010)	(1,335,287)	(532,882)	(2,311,448)	(1,217,722)	(1,554,201)	(2,033,107)
Impairment Charges	—	—	—	—	—	(6,618,888)	—	—
Depreciation and Amortization	(551,106)	(565,064)	(574,857)	(550,049)	(577,545)	(598,288)	(604,527)	(736,636)
Gain (Loss) on Disposition of Assets	85,000	87,482	190,564	25,433	(33,513)	42,692	(2,406)	90,500

Total Operating Expenses	(3,731,761)	(4,071,816)	(3,619,965)	(3,166,707)	(4,608,312)	(10,180,930)	(3,706,561)	(4,768,235)

Operating Income (Loss)	970,727	(454,332)	950,650	406,328	(835,412)	(7,022,938)	577,266	(1,053,462)
Interest Income	—	59,585	367	55,559	453	41,436	665	3,789
Interest Expense	(150,229)	(194,108)	(126,181)	(183,895)	(124,650)	(167,996)	(134,958)	(109,276)
Loss on Early Extinguishment of Debt	(245,726)	—	—	—	—	—	—	—

Income (Loss) from Continuing Operations Before Income Tax	574,772	(588,855)	824,836	277,992	(959,609)	(7,149,498)	442,973	(1,158,949)
Income Tax	(219,543)	216,544	(312,536)	(72,206)	365,499	2,801,947	(156,498)	434,567

Income (Loss) from Continuing Operations	355,229	(372,311)	512,300	205,786	(594,110)	(4,347,551)	286,475	(724,382)
Income from Discontinued Operations (net of tax)	139,172	113,406	87,286	112,996	37,504	129,559	(224,654)	176,306

Net Income (Loss)	$494,401	$(258,905)	$599,586	$318,782	$(556,606)	$(4,217,992)	$61,821	$(548,076)

Per Share Information:
Basic and Diluted
Income (Loss) from Continuing Operations	$0.06	$(0.07)	$0.09	$0.04	$(0.11)	$(0.76)	$0.05	$(0.13)
Income (Loss) from Discontinued Operations (net of tax)	0.03	0.02	0.01	0.02	0.01	0.02	(0.04)	0.03

Net Income (Loss)	$0.09	$(0.05)	$0.10	$0.06	$(0.10)	$(0.74)	$0.01	$(0.10)

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2012

				Costs Capitalized
	Initial Cost to Company			Subsequent to Acquisition
Description	Encumbrances	Land	Buildings & Improvements	Improvements	Carrying Costs
	$	$	$	$	$
Income Properties:
Bank of America, Garden Grove, CA	0	1,745,447	1,454,531	0	0
Bank of America, Laguna Beach, CA	0	1,231,328	1,649,972	0	0
Bank of America, Mission Viejo, CA (Puerta Real)	0	523,539	753,890	0	0
Bank of America, Mission Viejo, CA (Trabuco)	0	544,713	1,394,450	0	0
Bank of America, Westminster, CA	0	1,950,902	1,081,480	0	0
Barnes & Noble, Daytona Beach, FL	0	1,798,600	3,803,000	0	0
Best Buy, McDonough, GA	0	2,622,682	3,150,000	0	0
Buffalo Wild Wings, Phoenix, AZ	0	1,716,834	0	0	0
CVS, Clermont, FL	0	1,493,985	1,452,823	0	0
CVS, Clermont, FL	0	2,414,044	1,575,184	0	0
CVS, Melbourne, FL	0	1,567,788	919,186	0	0
CVS, Sanford, FL	0	1,565,176	1,890,671	0	0
CVS, Sanford, FL	0	2,345,694	1,275,625	0	0
CVS, Sebastian, FL	0	2,205,709	1,288,995	0	0
CVS, Sebring, FL	0	1,312,472	1,722,559	0	0
CVS, Tallahassee, FL	0	590,800	1,595,000	1,485,878	0
CVS, Vero Beach, FL	0	3,113,661	1,312,235	0	0
Dick’s Sporting Goods, McDonough, GA	0	3,934,022	4,725,000	0	0
Harris Teeter Supermarket, Charlotte, NC	0	5,601,837	3,409,338	0	0
JPMorgan Chase Bank, Chicago, IL	0	3,528,492	0	0	0
Lowe’s, Lexington, NC	0	5,048,640	4,548,880	0	0
PNC Bank, Alpharetta, GA(2)	0	3,402,926	426,100	0	0
PNC Bank, Altamonte Springs, FL	0	3,435,502	410,961	0	0
PNC Bank, Orlando, FL	0	2,875,052	418,992	0	0
Walgreens, Alpharetta, GA	0	3,265,623	1,406,160	0	0
Walgreens, Apopka, FL	0	2,390,532	1,354,080	0	0
Walgreens, Boulder, CO	0	3,474,934	3,415,186	0	0
Walgreens, Clermont, FL	0	3,021,665	1,269,449	0	0
Walgreens, Kissimmee, FL	0	1,327,846	1,770,986	0	0
Walgreens, Orlando, FL	0	2,280,841	1,148,507	0	0
Walgreens, Palm Bay, FL	0	1,102,640	3,157,360	0	0
Mason Commerce Center, Daytona Beach, FL	0	132,609	2,554,055	1,488,799	0
Concierge Office Building, Daytona Beach, FL	0	293,872	2,862,171	0	0
Agricultural Lands and Subsurface Interests	0	4,203,083	0	10,439,413	552,405

	0	78,063,490	59,196,826	13,414,090	552,405

SCHEDULE III (Continued)

Gross Amount at Which

Carried at Close of Period

December 31, 2012

						Date of
					Accumulated	Completion of	Date	Depr
	Land	Buildings	Total		Depreciation	Construction	Acquired	Life
	$	$	$		$
Income Properties:

Bank of America, Garden Grove, CA	1,745,447	1,454,531	3,199,978		3,030	N/A	12/13/12	40 Yrs.
Bank of America, Laguna Beach, CA	1,231,328	1,649,972	2,881,300		3,438	N/A	12/13/12	40 Yrs.
Bank of America, Mission Viejo, CA (Puerta Real)	523,539	753,890	1,277,429		1,571	N/A	12/13/12	40 Yrs.
Bank of America, Mission Viejo, CA (Trabuco)	544,713	1,394,450	1,939,163		2,905	N/A	12/13/12	40 Yrs.
Bank of America, Westminster, CA	1,950,902	1,081,480	3,032,382		2,253	N/A	12/13/12	40 Yrs.
Barnes & Noble, Daytona Beach, FL	1,798,600	3,803,000	5,601,600		1,140,900	N/A	01/11/01	40 Yrs.
Best Buy, McDonough, GA	2,622,682	3,150,000	5,772,682		518,438	N/A	06/15/06	40 Yrs.
Buffalo Wild Wings, Phoenix, AZ	1,716,834	0	1,716,834		0	N/A	09/30/12	N/A
CVS, Clermont, FL	1,493,985	1,452,823	2,946,808		367,979	N/A	11/22/02	40 Yrs.
CVS, Clermont, FL	2,414,044	1,575,184	3,989,228		278,939	N/A	12/15/05	40 Yrs.
CVS, Melbourne, FL	1,567,788	919,186	2,486,974		225,966	N/A	03/05/03	40 Yrs.
CVS, Sanford, FL	1,565,176	1,890,671	3,455,847		527,812	N/A	11/15/01	40 Yrs.
CVS, Sanford, FL	2,345,694	1,275,625	3,621,319		288,514	N/A	09/17/03	40 Yrs.
CVS, Sebastian, FL	2,205,709	1,288,995	3,494,704		279,988	N/A	04/23/04	40 Yrs.
CVS, Sebring, FL	1,312,472	1,722,559	3,035,031		427,051	N/A	02/04/03	40 Yrs.
CVS, Tallahassee, FL	1,411,550	2,260,128	3,671,678		508,151	N/A	12/13/00	40 Yrs.
CVS, Vero Beach, FL	3,113,661	1,312,235	4,425,896		248,778	N/A	06/02/05	40 Yrs.
Dick’s Sporting Goods, McDonough, GA	3,934,022	4,725,000	8,659,022		777,656	N/A	06/15/06	40 Yrs.
Harris Teeter Supermarket, Charlotte, NC	5,601,837	3,409,338	9,011,175		404,859	N/A	04/17/08	40 Yrs.
JPMorgan Chase Bank, Chicago, IL	3,528,492	0	3,528,492		0	N/A	11/30/12	N/A
Lowe’s, Lexington, NC	5,048,640	4,548,880	9,597,520		900,299	N/A	01/20/05	40 Yrs.
PNC Bank, Alpharetta, GA(2)	3,402,926	426,100	3,829,026		80,781	N/A	05/25/05	40 Yrs.
PNC Bank, Altamonte Springs, FL	3,435,502	410,961	3,846,463		78,768	N/A	05/12/05	40 Yrs.
PNC Bank, Orlando, FL	2,875,052	418,992	3,294,044		77,688	N/A	08/15/05	40 Yrs.
Walgreens, Alpharetta, GA	3,265,623	1,406,160	4,671,783		307,597	N/A	03/31/04	40 Yrs.
Walgreens, Apopka, FL	2,390,532	1,354,080	3,744,612		296,205	N/A	03/29/04	40 Yrs.
Walgreens, Boulder, CO	3,474,934	3,415,186	6,890,120		64,035	N/A	04/11/12	40 Yrs.
Walgreens, Clermont, FL	3,021,665	1,269,449	4,291,114		272,403	N/A	05/27/04	40 Yrs.
Walgreens, Kissimmee, FL	1,327,846	1,770,986	3,098,832		439,057	N/A	02/12/03	40 Yrs.
Walgreens, Orlando, FL	2,280,841	1,148,507	3,429,348		284,734	N/A	02/13/03	40 Yrs.
Walgreens, Palm Bay, FL	1,102,640	3,157,360	4,260,000		914,319	N/A	06/12/01	40 Yrs.
Mason Commerce Center, Daytona Beach, FL	132,609	4,042,854	4,175,463		597,847	09/01/08	N/A	40 Yrs.
Concierge Office Building, Daytona Beach, FL	293,872	2,862,171	3,156,043		362,488	07/1/09	N/A	40 Yrs.
Agricultural Lands and Subsurface Interests	15,194,901	0	15,194,901		451,052	Various	N/A

	89,876,058	61,350,753	151,226,811	(1)	11,135,501

SCHEDULE III (Continued)

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2012

	2012	2011	2010
	$	$	$
Cost:

Balance at Beginning of Year	134,561,058	134,705,516	133,760,110
Additions and Improvements	24,552,841	3,050,496	945,406
Adjust to Fair Value	—	(68,454)	—
Cost of Real Estate Sold	(7,887,088)	(3,126,500)	—

Balance at End of Year	151,226,811	134,561,058	134,705,516

	$	$	$
Accumulated Depreciation:

Balance at Beginning of Year	10,089,354	9,136,562	7,708,823
Depreciation	1,539,990	1,470,947	1,427,739
Depreciation on Real Estate Sold	(493,843)	(518,155)	—

Balance at End of Year	11,135,501	10,089,354	9,136,562

(1) Reconciliation to Consolidated Balance Sheet at December 31, 2012
Land, Timber, and Subsurface Interests	$15,194,901
Income Properties: Land, Buildings, and Improvements	132,202,887

147,397,788
(2) Assets Classified as Held for Sale on Balance Sheet	3,829,023

Total Per Schedule	$151,226,811