Form 10-Q
period 2013-03-31
CONSOLIDATED TOMOKA LAND CO
filed 2013-05-03
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Class of Common Stock Outstanding

April 29, 2013

$1.00 par value 5,850,192

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2013	2012
ASSETS
Cash and Cash Equivalents	$1,429,630	$1,301,739
Restricted Cash	888,150	—
Refundable Income Tax	765,225	239,720
Land and Development Costs	27,150,497	27,848,525
Intangible Assets – Net	6,369,095	4,527,426
Assets Held for Sale	—	3,433,500
Other Assets	8,671,630	8,254,399

	45,274,227	45,605,309

Property, Plant, and Equipment:
Land, Timber, and Subsurface Interests	15,210,501	15,194,901
Golf Buildings, Improvements, and Equipment	2,945,387	2,879,263
Income Properties, Land, Buildings, and Improvements	153,836,295	132,202,887
Other Furnishings and Equipment	912,021	906,441

Total Property, Plant, and Equipment	172,904,204	151,183,492
Less, Accumulated Depreciation and Amortization	(12,379,354)	(12,091,901)

Property, Plant, and Equipment – Net	160,524,850	139,091,591

TOTAL ASSETS	$205,799,077	$184,696,900

LIABILITIES
Accounts Payable	$246,086	$440,541
Accrued Liabilities	6,662,555	6,972,343
Accrued Stock-Based Compensation	414,620	265,311
Pension Liability	1,230,701	1,317,683
Deferred Income Taxes – Net	33,006,809	32,357,505
Notes Payable and Line of Credit	49,148,158	29,126,849

TOTAL LIABILITIES	90,708,929	70,480,232

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Common Stock – 25,000,000 shares authorized; $1 par value, 5,850,192 shares issued and 5,835,558 shares outstanding at March 31, 2013; 5,847,036 shares issued and 5,832,402 shares outstanding at December 31, 2012	5,750,625	5,726,136
Treasury Stock, at cost – 14,634 shares held at March 31, 2013 and December 31, 2012	(453,654)	(453,654)
Additional Paid In Capital	7,450,969	6,939,023
Retained Earnings	103,579,688	103,242,643
Accumulated Other Comprehensive Loss	(1,237,480)	(1,237,480)

TOTAL SHAREHOLDERS’ EQUITY	115,090,148	114,216,668

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$205,799,077	$184,696,900

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2013	2012
Revenues
Income Properties	$3,154,668	$2,190,511
Real Estate Operations	338,348	1,065,667
Golf Operations	1,464,685	1,329,579
Other Income	97,677	42,668

Total Revenues	5,055,378	4,628,425

Direct Cost of Revenues
Income Properties	(229,509)	(144,404)
Real Estate Operations	(121,478)	(164,818)
Golf Operations	(1,407,629)	(1,461,227)
Other Income	(31,369)	(71,558)

Total Direct Cost of Revenues	(1,789,985)	(1,842,007)

General and Administrative Expenses	(1,753,564)	(1,423,648)
Depreciation and Amortization	(772,516)	(537,408)
Gain on Disposition of Assets	—	85,000

Total Operating Expenses	(4,316,065)	(3,718,063)

Operating Income	739,313	910,362

Interest Income	166	—
Interest Expense	(296,668)	(150,229)
Loss on Early Extinguishment of Debt	—	(245,726)

Income from Continuing Operations
Before Income Tax Expense	442,811	514,407
Income Tax Expense	(165,753)	(196,257)

Income from Continuing Operations	277,058	318,150
Income from Discontinued Operations (Net of Tax)	59,987	176,251

Net Income	$337,045	$494,401

Per Share Information:
Basic and Diluted
Income from Continuing Operations	$0.05	$0.06
Income from Discontinued Operations (Net of Tax)	0.01	0.03

Net Income	$0.06	$0.09

Dividends Declared and Paid	$—	$—

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net Income	$337,045	$494,401
Total Other Comprehensive Income, Net of Tax	—	—

Total Comprehensive Income	$337,045	$494,401

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2012	$5,726,136	$(453,654)	$6,939,023	$103,242,643	$(1,237,480)	$114,216,668
Net Income	—	—	—	337,045	—	337,045
Exercise of Stock Options	5,989	—	171,864	—	—	177,853
Vested Restricted Stock	18,500	—	101,032	—	—	119,532
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	239,050	—	—	239,050

Balance March 31, 2013	$5,750,625	$(453,654)	$7,450,969	$103,579,688	$(1,237,480)	$115,090,148

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2013	2012
Cash Flow from Operating Activities:
Net Income	$337,045	$494,401

Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization	778,046	537,808
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	(54,179)	(85,000)
Loss on Disposition of Assets Held for Sale	26,367	—
Deferred Income Taxes	649,304	14,681
Non-Cash Compensation	444,416	250,025

Decrease (Increase) in Assets:
Refundable Income Taxes	(424,473)	399,905
Land and Development Costs	(4,799)	(32,772)
Other Assets	(458,094)	(419,541)

Increase (Decrease) in Liabilities:
Accounts Payable	(194,455)	58,123
Accrued Liabilities and Accrued Stock Based Compensation	291,349	119,860
Income Taxes Payable	—	(704,485)

Net Cash Provided By Operating Activities	1,390,527	633,005

Cash Flow From Investing Activities:
Acquisition of Property, Plant, and Equipment	(25,709,940)	(9,484)
Acquisition of Intangible Assets	(2,183,538)	—
Increase in Restricted Cash	(888,150)	—
Proceeds from Disposition of Property, Plant, and Equipment, Net	3,935,547	85,000
Proceeds from Disposition of Assets Held for Sale, Net	3,407,133	—

Net Cash Provided By (Used In) Investing Activities	(21,438,948)	75,516

Cash Flow from Financing Activities:
Proceeds from Notes Payable and Line of Credit	57,700,000	17,115,849
Payments on Notes Payable and Line of Credit	(37,678,691)	(16,155,714)
Cash Proceeds from Exercise of Stock Options	155,003	2,089

Net Cash Provided By Financing Activities	20,176,312	962,224

Net Increase in Cash	127,891	1,670,745
Cash, Beginning of Year	1,301,739	6,174

Cash, End of Period	$1,429,630	$1,676,919

Supplemental Disclosure of Cash Flows:

Income tax refunds totaling $39,406 and $227,500 were received in the first three months of 2013 and 2012, respectively.

Interest totaling $229,169 and $115,440 was paid in the first three months of 2013 and 2012, respectively.

During March 2013, the Company settled a legal proceeding resulting in a non-cash conveyance of certain acreage in the amount of $702,827. This non-cash transaction was reflected on the balance sheet as a decrease in land and development costs and accrued liabilities.

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS

Description of Business

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. (“CTLC”) together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own and manage commercial real estate properties in seven states in the U.S., and two self-developed properties located in Florida. As of March 31, 2013, we own 36 single-tenant income producing properties, in seven states, with more than 790,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,000 acres in Florida, a majority of which is located within and forms a substantial portion of the western boundary of the City of Daytona Beach. Our land is well located along both sides of Interstate 95 and near central Florida’s Interstate 4 corridor. We also have a golf course operation, which consists of the LPGA International golf club, lease property for billboards, have agricultural operations, which are managed by a third party and consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage subsurface oil, gas, and mineral interests. The results of our agricultural and subsurface leasing operations are included in Other Income and Real Estate Operations on our consolidated statement of operations, respectively.

More than 50% of the Company’s income property portfolio and all of the land, golf operations, agriculture operations, and subsurface interests are in the State of Florida.

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements do not include all of the information and notes required by accounting principles in the United States of America for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties and other matters. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of operations for the interim periods.

Certain items in the prior year’s consolidated statement of operations have been reclassified to conform to the presentation of statements of operations for the three months ended March 31, 2013. Specifically, the amounts of depreciation and amortization expense, and interest expense have been segregated into separate line items whereas previously these amounts were included in direct cost of revenues and general and administrative expense, respectively. These reclassifications had no effect on the current year and prior year presentation of income (loss) from continuing operations before taxes.

The results of operations for the first three months ended March 31, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013.

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS (continued)

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

Fair Value of Financial Instruments

The largest carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable at March 31, 2013 and December 31, 2012, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s notes payable approximates fair value at March 31, 2013 and December 31, 2012, since the notes are at floating rates or fixed rates, which approximate current market rates for notes with similar risks and maturities.

Intangible Assets

As of March 31, 2013, the in-place lease value totaled $6,369,095, net of accumulated amortization of $2,934,139. At December 31, 2012 the in-place lease value totaled $4,527,426, net of accumulated amortization of $3,443,102. Amortization expense for the three months ended March 31, 2013 and 2012 was $167,509 and $97,407, respectively.

NOTE 2. DISCONTINUED OPERATIONS

In May 2012, we sold our income property in Asheville, North Carolina, which was leased to Northern Tool and Equipment, for $3.925 million. We also sold our income property in Powder Springs, Georgia, which was leased to Walgreen Co., for $4.09 million. A gain of $78,455 was recognized on the sale of the two properties in the quarter ended June 30, 2012. Discontinued operations for the three months ended March 31, 2012, includes the operating results of these two income properties that were sold in the quarter ended June 30, 2012.

In the fourth quarter of 2012, one income property, the PNC Bank in Alpharetta, Georgia, was classified as held for sale as we had commenced an active program to market and sell the property and determined there was a high probability that a sales transaction would occur within one year. A property classified as held for sale is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell, and is reported as discontinued operations with its respective results of operations classified as income from discontinued operations on our consolidated statements of operations. In accordance with FAS ASC 360, depreciation was discontinued once the property was classified as held for sale.

On February 14, 2013, the Company sold its interest in the 4,128 square-foot building under lease to PNC Bank, located in Alpharetta, Georgia. The sales price on this transaction amounted to $3,550,000. The property was presented as assets held for sale on the consolidated balance sheet at December 31, 2012; and as of December 31, 2012, the value was written down to reflect the contractual sales price resulting in a loss of $426,794. The property’s operating results were included in discontinued operations for each of the three month periods ended March 31, 2013 and 2012.

On February 21, 2013, the Company sold its interest in the 13,824 square-foot building under lease to CVS, located in Clermont, Florida. The sales price on this transaction amounted to $4,050,000. As of December 31, 2012, no contract was in place, therefore, this property was not presented as assets held for sale on the balance sheet at December 31, 2012. Upon the sale in February 2013, the property’s operating results were included in discontinued operations for each of the three month periods ended March 31, 2013 and 2012.

Following is a summary of income from discontinued operations for the periods:

	Three Months Ended
	March 31, 2013	March 31, 2012
Leasing Revenue and Other Income	$75,377	$307,300
Costs and Other Expenses	(5,530)	(20,363)

Income from Operations	69,847	286,937
Gain on Sale of Property	27,812	—

Income before Income Tax Expense	97,659	286,937
Income Tax Expense	(37,672)	(110,686)

Income from Discontinued Operations	$59,987	$176,251

NOTE 3. COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

	Three Months Ended
	March 31, 2013	March 31, 2012
Income Available to Common Shareholders:
Income from Continuing Operations	$277,058	$318,150
Discontinued Operations	59,987	176,251

Net Income	$337,045	$494,401

Weighted Average Shares Outstanding	5,717,139	5,725,086
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	—	—

Total Shares Applicable to Diluted Earnings Per Share	5,717,139	5,725,086

Basic and Diluted Per Share Information:

Income from Continuing Operations	$0.05	$0.06
Discontinued Operations	0.01	0.03

Net Income	$0.06	$0.09

The effect of 32,480 and 139,151 potentially dilutive securities were not included for the three months ended March 31, 2013 and 2012, respectively, as the effect would be antidilutive.

NOTE 4. PENSION PLAN

The Company maintains a Defined Benefit Pension Plan (the “Pension Plan”) for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on years of service and the average compensation for the five highest consecutive years during the final ten years of employment. The benefit formula generally provides for a life annuity benefit.

Effective December 31, 2011, the Company amended its Pension Plan to freeze participants’ benefits with no future accruals after that date. Any current or future employee who was not a participant of the Pension Plan on December 31, 2011 will not be eligible to enter the Pension Plan. Although the Pension Plan will remain active with no new entrants and no future accruals, the Company’s contribution level is expected to be reduced over time. In January 2013, the Company made a cash contribution to the Pension Plan of $84,600, related to the 2012 Pension Plan year. There are no quarterly contribution requirements for 2013.

NOTE 5. NOTES PAYABLE AND LINE OF CREDIT

On February 27, 2012, the Company entered into a Credit Agreement (the “Agreement”) with Bank of Montreal (“BMO”) as Administrative Agent, Letter of Credit Issuer, and a Lender. The Agreement consisted of a $46.0 million revolving credit facility with a maturity date of February 27, 2015 (the “Credit Facility”). The indebtedness outstanding under the Agreement accrued interest, prior to the amendments of the Agreement, at a rate ranging from the 30-day London Interbank Offer Rate (“LIBOR”) plus 175 basis points to LIBOR plus 250 basis points based on the total balance outstanding under the Credit Facility as a percentage of total asset value of the Company. The Credit Facility is unsecured and is guaranteed by certain subsidiaries of the Company.

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

In September 2012, the Company entered into the First Amendment to the Credit Agreement (“Amendment”) and added a second participating lender to the Agreement. This Amendment, under the accordion feature, expanded the credit facility to $62.0 million. The Amendment also modified some of the restrictive covenants contained in the original Agreement. These changes to the restrictive covenants are not considered material in nature. On February 14, 2013, the Company added a third participant lender to the Agreement and pursuant to the accordion feature, the Credit Facility was expanded to $66.0 million.

On March 29, 2013, the Company entered into the second amendment to the Credit Agreement (“Second Amendment”). The Second Amendment, expands the accordion feature allowing the Company to increase the facility up to $125 million and reduces the interest rate by 25 basis points, which now ranges from LIBOR plus 150 basis points up to LIBOR plus 225 basis points, based on the Company’s debt level. The Second Amendment also extends the maturity date to March 31, 2016 from February 27, 2015, and reduces the limitations on the Company’s ability to make certain investments.

NOTE 5. NOTES PAYABLE AND LINE OF CREDIT (continued)

On February 22, 2013, the Company closed on a $7.3 million loan with UBS Real Estate Securities Inc., secured by its interest in the two-building office complex leased to Hilton Resorts Corporation which was acquired on January 31, 2013. The new mortgage loan matures in February 2018, carries a fixed rate of interest of 3.655% per annum, and requires payments of interest only prior to maturity. The proceeds from the borrowing were used to pay-down a portion of the Company’s outstanding balance on its revolving credit facility.

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

Notes payable and line of credit consist of the following:

	March 31, 2013
	Total	Due Within One Year
$66 Million Credit Facility	$18,748,158	$—
UBS Note Payable	7,300,000	—
BOA Note Payable	23,100,000	—

	$49,148,158	$—

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending December 31,	Amount
2013	$—
2014	—
2015	—
2016	18,748,158
2017 and Thereafter	30,400,000

$49,148,158

At March 31, 2013, there was approximately $47.3 million of available borrowing capacity on the existing $66.0 million credit facility, subject to the borrowing base requirements.

For the first three months of 2013, interest expense was $296,668 with $299,169 paid during the period. For the first three months of 2012, interest expense was $150,229 with $115,440 paid during the period. No interest was capitalized during the first three months of 2013 or 2012.

The Company is in compliance with all of its debt covenants as of March 31, 2013 and December 31, 2012.

NOTE 6. STOCK-BASED COMPENSATION

EQUITY-CLASSIFIED STOCK COMPENSATION

Market Condition Restricted Shares

Under the 2010 Equity Incentive Plan (the “2010 Plan”), the Company granted to certain employees non-vested restricted stock which vest upon the achievement of certain market conditions, including the Company’s total shareholder return as compared to the total shareholder return of a certain peer group during a five-year performance period.

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

A summary of activity during the three months ended March 31, 2013, is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wgt. Avg. Grant Date Fair Value
Outstanding at December 31, 2012	7,900	$23.13
Granted	—	—
Vested	—	—
Forfeited	(2,833)	23.13

Outstanding at March 31, 2013	5,067	$23.13

As of March 31, 2013, there was $61,917 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 2.6 years.

Non-Qualified Stock Option Awards

Pursuant to the Non-Qualified Stock Option Award Agreements between the Company and Mr. Albright and Mr. Patten, Mr. Albright and Mr. Patten were granted options to purchase 50,000 and 10,000 shares of Company common stock, respectively, under the 2010 Plan with an exercise price per share equal to the fair market value on their respective grant dates of August 1, 2011 and April 16, 2012. One-third of the options will vest on each of the first, second, and third anniversaries of their respective grant dates, provided they are an employee of the Company on those dates. In addition, any unvested portion of the options will vest upon a change in control. The options expire on the earliest of: (a) the tenth anniversary of the grant date; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

On January 23, 2013 the Company granted options to purchase 51,000 shares of the Company’s common stock under the 2010 Plan to certain employees of the Company, including 10,000 shares to Mr. Patten, with an exercise price of $34.95 per share, which was equal to the fair market value at the date of grant. One-third of these options will vest on each of the first, second, and third anniversaries of the grant date, provided the recipient is an employee of the Company on those dates. Any unvested portion of the options will vest upon a change in control. The options expire on the earliest of: (a) the fifth anniversary of the grant date; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

NOTE 6. STOCK-BASED COMPENSATION (continued)

A summary of the activity for both awards during the three months ended March 31, 2013, is presented below:

	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	60,000	$28.97
Granted	51,000	34.95
Exercised	(5,000)	28.90
Expired	—	—

Outstanding at March 31, 2013	106,000	$31.85	6.71	$784,150

Exercisable at March 31, 2013	11,667	$28.90	8.33	$120,753

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2013 was $6.58. The total intrinsic value of options exercised during the three months ended March 31, 2013 was $44,950. As of March 31, 2013, there was $580,744 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a period of 2.2 years.

Market Condition Inducement Grant of Restricted Shares

“Inducement” grants of 96,000 and 17,000 restricted shares of the Company’s common stock were awarded to Mr. Albright and Mr. Patten on August 1, 2011 and April 16, 2012, respectively. Mr. Albright’s restricted shares were granted outside of the 2010 Plan while Mr. Patten’s restricted shares were awarded under the 2010 Plan. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of Mr. Albright’s restricted stock award. The restricted shares will vest in six increments based upon the price per share of the Company’s common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices ranging from $36.00 per share for the first increment to $65.00 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited.

During the three months ended March 31, 2013, the closing price per share of the Company’s common stock on a sixty-day trading average reached $36.00, and as a result, 16,000 shares and 2,500 shares vested for Mr. Albright and Mr. Patten, respectively.

A summary of the activity for both awards during the three months ended March 31, 2013, is presented below:

	Shares	Wtd. Avg. Fair Value
Outstanding at December 31, 2012	113,000	$18.40
Granted	—
Vested	(18,500)	23.89
Forfeited	—	—

Outstanding at March 31, 2013	94,500	$17.33

As of March 31, 2013, there was $504,155 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 0.8 years.

NOTE 6. STOCK-BASED COMPENSATION (continued)

LIABILITY-CLASSIFIED STOCK COMPENSATION

The Company previously had a stock option plan (the “2001 Plan”) pursuant to which 500,000 shares of the Company’s common stock could be issued. The 2001 Plan expired in 2010, and no new stock options may be issued under the 2001 Plan. Under the 2001 Plan, both stock options and stock appreciation rights were issued in prior years and such issuances were deemed to be liability-classified awards under the Share-Based Payment Topic of FASB ASC.

A summary of share option activity under the 2001 Plan for the three months ended March 31, 2013 is presented below:

Stock Options

	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	80,800	$52.43
Granted	—	—
Exercised	(2,000)	20.12
Expired	(13,000)	67.41

Outstanding at March 31, 2013	65,800	$50.45	4.12	$155,894

Exercisable at March 31, 2013	65,800	$50.45	4.12	$155,894

In connection with the grant of non-qualified stock options, a stock appreciation right for each share covered by the option was also granted. The stock appreciation right entitles the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value of the underlying shares at the time of exercise. The total intrinsic value of options exercised during the three months ended March 31, 2013 was $28,544.

Stock Appreciation Rights

	Shares	Wtd. Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	80,800	$1.12
Granted	—	—
Exercised	(2,000)	5.86
Expired	(13,000)	0.09

Outstanding at March 31, 2013	65,800	$2.23	4.12	$83,943

Exercisable at March 31, 2013	65,800	$2.23	4.12	$83,943

The total intrinsic value of stock appreciation rights exercised during the three months ended March 31, 2013 was $15,370.

The fair value of each share option and stock appreciation right is estimated on the measurement date using the Black-Scholes option pricing model based on assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company and other factors. The Company has elected to use the simplified method of estimating the expected term of the options and stock appreciation rights. Due to the small number of employees included in the 2001 Plan, the Company uses the specific identification method to estimate forfeitures and includes all participants in one group. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury rates in effect at the time of measurement. The Company issues new, previously unissued, shares as options are exercised.

NOTE 6. STOCK-BASED COMPENSATION (continued)

Following are assumptions used in determining the fair value of stock options and stock appreciation rights:

Assumptions at,	March 31, 2013	December 31, 2012
Expected Volatility	25.08%	24.34%
Expected Dividends	0.10%	0.13%
Expected Term	2 years	3 years
Risk-Free Rate	0.40%	0.39%

There were no stock options or stock appreciation rights granted under the 2001 Plan in the three months ended March 31, 2013 or year ended December 31, 2012.

The liability for stock options and stock appreciation rights, valued at fair value, reflected on the consolidated balance sheets at March 31, 2013 and December 31, 2012 was $414,620 and $265,311, respectively. These fair value measurements are based on quoted prices in active markets (Level 1 Inputs).

Amounts recognized in the consolidated financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Total Cost of Share-Based Plans Charged Against
Income Before Tax Effect	$444,416	$250,025

Income Tax Expense
Recognized in Income	$(171,433)	$(96,477)

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of
	March 31, 2013	December 31, 2012
Golf Course Lease	$3,612,131	$3,702,194
Deferred Compensation	664,190	828,998
Accrued Property Taxes	205,151	—
Deferred Lease and Other Income	866,255	970,802
Other Post-Retirement Benefits	177,733	186,695
Legal Reserves	—	723,058
Reserve for Tenant Improvement	773,000	—
Other	364,095	560,596

	$6,662,555	$6,972,343

In July 2012, the Company entered into an agreement with the City of Daytona Beach, Florida (the “City”) to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”) whereby the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, for the remainder of the lease term and any extensions would remain at $250,000 subject to an annual rate increase of 1.75% beginning September 1, 2013. Under the Lease Amendment, the Company agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues (as defined in the Lease Amendment) exceeding $5,500,000 and 7.0% of gross revenues (as defined in the Lease Amendment) exceeding $6,500,000. Since the inception of the lease, the Company has been recognizing the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the amendment to the lease, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the landlord, and will be recognized into income over the remaining lease term, which expires in 2022.

In connection with the acquisition of the two properties leased to Hilton Resorts Corporation on January 31, 2013, the Company was credited $773,000 at closing for certain required tenant improvements. The accrued liability will be relieved upon satisfactory completion of the improvements which were in progress as of March 31, 2013. In connection with the closing of the UBS Note Payable described in Note 5, loan proceeds sufficient to fund the improvements were reserved and are included in restricted cash as of March 31, 2013.

NOTE 8. INCOME TAXES

The effective income tax rate for the three month periods ended March 31, 2013, and 2012, including income taxes attributable to the discontinued operations, was 37.6% and 38.3%, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. The net deferred income tax liability as of March 31, 2013 was impacted primarily by the recognition of approximately $442,653 of previously unrecognized tax benefits. The Company and its subsidiaries file consolidated income tax returns in the United States Federal jurisdiction and in several states. The Internal Revenue Service has audited the Company’s consolidated federal tax returns through the year 2006, with all proposed adjustments settled.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

In September 2010, St. Johns River Water Management District (the “District”) served the Company with an administrative complaint filed with the Florida Division of Administrative Hearings in connection with certain Company agricultural operations. In August 2012 the Company submitted a proposed settlement offer to the District, offering certain undeveloped acreage owned by the Company. The Company accrued a reserve equal to $611,691 in the quarter ended September 30, 2012, reflecting the Company’s carrying value of the acreage offered to settle the matter. In December 2012, the Company and the District executed a settlement agreement (“SJRWMD Agreement”) in which the Company agreed to submit an after-the-fact permit application and increased the undeveloped acreage offered for mitigation in connection with the permit. The Company adjusted the reserve to a total of $723,058 to reflect the increased acreage offered in the SJRWMD Agreement. The SJRWMD Agreement was contingent upon the Company and the District reaching agreement on a management fee and issuance of the permit. The Company submitted its permit application on January 28, 2013. In March 2013 the Company conveyed the acreage contemplated by the SJRWMD Agreement, the District issued the after-the-fact permit and the litigation was settled.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving the property. The proposed road modifications would impact access to the Company’s property that is leased to Harris Teeter. The Company does not believe the road modifications provide a basis for Harris Teeter to terminate the Lease. In May 2012, the North Carolina Department of Transportation (“NCDOT”) indicated that while it had not reached a final decision on its consideration of this matter, the intersection would remain all-access. On November 6, 2012, the Company filed its response to the condemnation pleadings. The trial in this matter has been initially scheduled for the week of September 16, 2013, with mediation to occur prior to July 22, 2013. In January 30, 2013, NCDOT proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte (“Charlotte”) proposed to build and maintain a new access road/point into the property. These proposals are tentative and any proposed action by NCDOT and Charlotte would require NCDOT and Charlotte to obtain additional public funding.

In May 2010, the Company filed a lawsuit in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida, in order to enforce its approximate $3.8 million claim of lien on real property owned by FM Bayberry Cove Holding, LLC (“FM Bayberry”) for its share of the costs for construction of a road. BB&T was included as a defendant as the current mortgage holder of the property subject to the Company’s lien. BB&T filed a counterclaim asserting that its mortgage is superior to the Company’s claim of lien which the Company denied. BB&T and the Company each filed motions for summary judgment as to the priority of their respective interests in the property which were heard by the court on January 12, 2012. The Circuit Court determined that the Company’s interests were superior to the lien imposed by BB&T and all other interests. The Company subsequently filed a motion for summary judgment of foreclosure, which was granted and the Final Judgment of Foreclosure was entered in August 2012. However, all further proceedings in the Circuit Court (including the foreclosure sale) are stayed pending BB&T’s appeal to the Florida District Court of Appeal, Fifth District regarding the Circuit Court’s determination in the matter of priority. In December 2012, the Company and BB&T attended an appellate court-ordered mediation. The mediation was terminated on or about January 10, 2013, when the parties were unable to reach agreement. This matter is continuing in the appeal at this time with BB&T’s initial brief due to be filed on or about May 1, 2013. As of March 31, 2013, the amount of the judgment plus interest is in excess of $4.4 million.

NOTE 10. TREASURY STOCK

On April 26, 2012, the Company announced a voluntary Odd-Lot Buy-Back Program (the “Program”), whereby the Company offered to purchase shares from shareholders who owned less than 100 shares of the Company’s common stock as of April 26, 2012, for $31.00 per share. The Program reflected the Company’s interest in reducing the ongoing costs associated with shareholder recordkeeping and communications and to assist shareholders who may be deterred from selling their small lots of stock due to the costs that would be incurred. The Company paid all costs associated with the Program and purchased 14,634 shares under the Program at a total cost of $453,654. The Program expired June 30, 2012. The Company did not provide any recommendation regarding shareholder participation and the decision was entirely that of each shareholder as to whether to sell shares in this Program.

NOTE 11. BUSINESS SEGMENT DATA

The Company primarily operates in three business segments: income properties, real estate operations, and golf operations. Our income property operations consist primarily of income producing properties and our business plan is focused on investing in additional income producing properties. Our income property operations accounted for 73.4% and 70.8% of our identifiable assets and 62.4% and 47.3% of our consolidated revenues as of and for the three months ended March 31, 2013 and year ended December 31, 2012, respectively. Our real estate operations primarily consist of revenues generated from land transactions and leasing and royalty income from our interests in subsurface oil, gas and mineral rights. Our golf operations consist of a single property located in the City, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation. The majority of the revenues generated by the golf operation are derived from members and public customers playing golf, club memberships, and food and beverage operations.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in the different segments for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenues:
Income Properties	$3,154,668	$2,190,511
Real Estate Operations	338,348	1,065,667
Golf Operations	1,464,685	1,329,579
Other Income	97,677	42,668

	$5,055,378	$4,628,425

Operating Income:
Income Properties	$2,925,159	$2,046,107
Real Estate Operations	216,870	900,849
Golf Operations	57,056	(131,648)
Other Income	66,308	(28,890)
General and Corporate Expense	(2,526,080)	(1,876,056)

	$739,313	$910,362

Depreciation and Amortization:
Income Properties	$672,290	$460,551
Real Estate Operations	173	173
Golf Operations	49,675	43,763
Other	50,378	32,921

	$772,516	$537,408

Capital Expenditures:
Income Properties	$27,806,176	$—
Real Estate Operations	—	—
Golf Operations	66,123	—
Other	21,179	9,484

	$27,893,478	$9,484

NOTE 11. BUSINESS SEGMENT DATA (continued)

	As of
	March 31, 2013	December 31, 2012
Identifiable Assets:
Income Properties	$151,042,040	$130,726,326
Real Estate	33,402,814	34,161,944
Golf	3,232,200	3,230,225
Other	18,122,023	16,578,405

	$205,799,077	$184,696,900

Operating income represents income from continuing operations before loss on early extinguishment of debt, interest expense, interest income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses, impairment charges, depreciation and amortization expense, and gains (losses) on the disposition of assets. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Other assets consist primarily of cash, property, plant, and equipment related to the other operations as well as the general and corporate operations. There were no transactions between segments for any of the periods presented. Certain items in the prior years’ consolidated statement of operations have been reclassified to conform to the presentation of the consolidated statements of operations for the three months ended March 31, 2013 and year ended December 31, 2012. Specifically, the depreciation and amortization expense and interest expense have been segregated into separate line times, whereas previously, these amounts were included in direct cost of revenues and general and administrative expenses, respectively. These reclassifications had no effect on the prior year presentation of income from continuing operations before income tax.

NOTE 12. RECENTLY ISSUED ACCOUNTING POLICIES

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

On January 1, 2013 the Company adopted FASB changes related to offsetting assets and liabilities. The changes require additional disclosure information regarding offsetting assets and liabilities to enable users of financial statements to understand the effect on financial position. The adoption of these changes did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2013, the Company adopted FASB ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an organization to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. generally accepted accounting principles to be reclassified to net income in its entirety in the same reporting period. The adoption of these changes did not have a material impact on the Company’s consolidated financial statements.

NOTE 13. RECENT ACQUISITIONS OF INCOME PROPERTIES

During the three months ended March 31, 2013, the Company acquired seven income properties at a total acquisition cost of approximately $27.8 million. Of the total acquisition cost, approximately $9.4 million was allocated to land, approximately $16.2 million was allocated to buildings and improvements, and approximately $2.2 million was allocated to intangible assets pertaining to the in-place lease value. The weighted average amortization period for the $2.2 million allocated to intangible assets is approximately 10.1 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K, for year ended December 31, 2012. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q or any document incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, or the aforementioned risk factors.

OVERVIEW

We are a diversified real estate operating company. We own and manage commercial real estate properties in seven states in the U.S., with two self-developed multi-tenant properties located in Florida. We also own and manage a land portfolio, of over 10,000 acres in Florida, of which a majority is located within and forms a substantial portion of the western boundary of the City of Daytona Beach. Our land is well-located along both sides of Interstate 95 and near central Florida’s Interstate 4 corridor. We also have a golf course operation, which consists of the LPGA International golf club, lease property for billboards, have agricultural operations, which are managed by a third party and consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage subsurface oil, gas, and mineral interests. The results of our agricultural and subsurface leasing operations are included in other income and real estate operations, respectively on our consolidated statement of operations.

Income Property Operations. We have pursued a strategy of investing in income producing properties, by utilizing, when possible, the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes. Through March 31, 2013, we had invested approximately $175.8 million in forty-one single-tenant income properties primarily through this tax-deferred structure. We have sold five of these income properties, with two sold in February 2013, for $7.6 million, and three sold in prior years, for a total of $10.7 million. During the three months ended March 31, 2013, we acquired the following seven income properties at a total purchase price of approximately $27.6 million:

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

Our current portfolio of income properties generates approximately $11.6 million of revenues from lease payments on an annualized basis and has an average remaining lease term of 10.4 years as of March 31, 2013.

We expect to continue to focus on acquiring additional income-producing properties during fiscal 2013, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As of March 31, 2013, the Company owned two retail banking sites in Florida, originally leased by RBC Centura Bank (“RBC”). In March 2012, RBC’s U.S. retail banking unit merged with PNC Bank. The Company does not expect the merger to have an adverse impact on the leases for these properties. During the fourth quarter of 2009, RBC closed the branch at one of the retail banking sites owned by the Company, located in Altamonte Springs, Florida. The tenant remains obligated on the lease for the remaining term of the lease and the scheduled lease payments have continued to be collected.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As part of our overall strategy for investing in income-producing investments, we have self-developed two properties in Daytona Beach, Florida. The first property is a two-building, 31,000 square-foot flex office space complex located within the Mason Commerce Center. The two buildings represent the first phase of a four-building planned commercial development. The second phase would allow for an identical two-building project to be built. As of March 31, 2013, the occupancy of the completed two-building complex is 94%. The second self-developed property is the first phase of a twelve-acre, four-lot commercial complex located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida. The parcel includes a 22,000 square-foot, two-story office building known as the Concierge Office Building. As of March 31, 2013, approximately 74.3% of the building was leased to two tenants.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and market conditions. Pursuant to our on-going review, two properties were sold in the first quarter of 2013. The Company anticipates making new investments in other income-producing assets with the proceeds from selling this property, utilizing the tax-deferred like-kind exchange structure, as circumstances permit.

Real Estate Operations. Until the significant downturn in the U.S. economy in 2008, the Company’s land transaction activity had been reasonably strong in the preceding several years. During 2009, however, land transactions decreased significantly, and in fiscal years 2010 and 2011, there were effectively no land transactions. We believe the trend in Company revenues and income from real estate operations during this period were consistent with the overall trend of national and local economies and real estate markets in general. Over the last several years, roads and interstate overpasses have been constructed, extended, or improved in the Daytona Beach, Volusia County area, which we believe will benefit Company owned land and may have a positive impact on future activity of our land assets. Additionally, the Company received $73,403 and $11,957 from third parties for the purchase of impact fees in the first three months of 2013 and 2012, respectively. In the second quarter of 2012, we completed the sale of 16.6 acres of industrial land west of Interstate 95 at a price of $618,272 or $37,245 per acre. The gain on the sale of this land totaled $573,069.

During 2011, the Company conducted an impairment analysis on approximately 300 acres of land, which had been reacquired in 2009 through a foreclosure proceeding. The analysis resulted in an impairment charge of $2,606,412. The charge represented the entire cost basis of the property as management decided to abandon the property due to the high carrying costs associated with these parcels, as they were subject to the Indigo Community Development District bond issue, relative to the current market environment for undeveloped land. In the fourth quarter of 2012, the Company sold substantially all of its interest in this land to a third party for de minimus cash proceeds and the assumption of approximately $238,000 of accrued liabilities.

Historical revenues and income in our real estate operations are not indicative of future results because of the unique nature of land transactions and variations in the cost basis of the owned land. A significant portion of the Company’s revenue and income in any given year may be generated through relatively large commercial real estate transactions. The timing for these real estate transactions, from the time of preliminary discussions, contract negotiations, and due diligence periods to closing, can last from several months to several years. Although we believe there have been recent indications of improvement in the overall economy and credit markets, we do not expect a significant improvement of economic conditions in the near term, in particular with the real estate market, and as a result we believe our ability to enter into land transactions will remain challenging.

The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 490,000 surface acres in 20 Florida counties. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances additional revenues from royalties applicable to production from the leased acreage. During 2011, an eight-year oil exploration lease covering approximately 136,000 net mineral acres primarily located in Lee and Hendry Counties was executed and a $913,657 first year rental payment was received. An additional $922,114, representing the guaranteed payment for the second year delay lease payment, was received in September 2012. We are recognizing the two

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

payments totaling approximately $1.83 million into income through the first two years of the lease, which expires September 2013. After the second year of the lease, the Company would receive royalty payments if oil production occurs. Alternately, if production does not commence by the third anniversary of the effective date of the lease and the lease is not terminated by the parties at that time, the Company will receive additional lease payments based upon the acres remaining under lease. The Company also generates income from the release of surface entry rights.

At March 31, 2013, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. The Company received oil royalties of $88,070 and $78,569 in the three months ended March 31, 2013, and 2012, respectively.

During the first quarter of 2012, the Company signed an excavation agreement for fill dirt removal with up to four nine-month excavation periods and received an upfront non-refundable payment of $250,000 for the first excavation period beginning March 2012, and ending November 30, 2012. Through December 31, 2012, we recognized the entire non-refundable payment into income. The income from this excavation agreement was reclassified from Other Income into Real Estate Operations in the fourth quarter of 2012, and all prior quarterly information has been adjusted accordingly.

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

In July 2012, the Company entered into an agreement with the City to, among other things, amend the remaining lease payments under the golf course lease whereby the base rent payment scheduled to increase from $250,000 to $500,000 as of September 1, 2012, for the remainder of the lease term and any extensions, was kept at $250,000, subject to an annual rate increase of 1.75% beginning September 1, 2013. Since the inception of the lease, the Company has been recognizing the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent equal to approximately $3.7 million, as of December 31, 2012. Upon the effective date of the amendment to the lease, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due, and will be recognized into income over the remaining lease term of 10 years. As of March 31, 2013, the adjusted liability equaled approximately $3.6 million. As part of the lease amendment, we agreed to invest $200,000 of capital improvements to the facilities by September 1, 2015. In December 2012, we completed a renovation of the clubhouse which involved both the remodeling of the primary food and beverage restaurant, as well as the pro shop, for a total cost of approximately $425,000. In addition, beginning on September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City in the amounts of 5.0% of gross revenues exceeding $5,500,000 up to $6,500,000 and 7.0% of gross revenues exceeding $6,500,000. The lease matures in 2022 with seven renewal options of five years each.

Other Income. Substantially all of our other income consists of revenues generated by our agricultural operations. The Company’s agricultural lands encompass approximately 9,700 acres in Daytona Beach, Florida. Our agricultural operations are managed by a third-party and consist of leasing land for hay production, timber harvesting, as well as hunting leases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SUMMARY OF OPERATING RESULTS FOR QUARTER ENDED MARCH 31, 2013 COMPARED TO MARCH 31, 2012

Total revenue for the three months ended March 31, 2013, increased 9.2% to $5.1 million, compared to $4.6 million for the three months ended March 31, 2012. This increase included approximately $964,000 in additional rent revenue generated by our income properties portfolio primarily from properties acquired in 2012 and the first quarter of 2013, in addition to a $135,106 increase in revenue from our golf operations, offset by a $727,000 decrease in revenue from our real estate operations. Our income from continuing operations for the three months ended March 31, 2013, was approximately $277,000 versus $318,000 in the same period in 2012. Net income for the three months ended March 31, 2013, was approximately $337,000, or $0.06 per share, versus net income of approximately $494,000, or $0.09 per share in same period in 2012. The decrease in net income was primarily due to a decrease of approximately $727,000 in revenue from our real estate operations which, in the first quarter of 2012, was the amount we recognized from the resolution of the Dunn Avenue extension matter. In addition, net income for the three months ended March 31, 2013 benefited from our increased revenues in the income property operations and golf operations of approximately $964,000 and $135,000, respectively, offset by increased non-cash expenses including depreciation and amortization and stock compensation which increased approximately $235,000 and $195,000, respectively.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled $3.2 million and $2.9 million, respectively, during the quarter ended March 31, 2013, compared to total revenue and operating income of $2.2 million and $2.0 million, respectively, for the three months ended March 31, 2012. The direct costs of revenues for our income property operations totaled $229,509 and $144,404 for the three months ended March 31, 2013 and 2012, respectively. The 44.0% increase in revenues reflects our expanded portfolio of income properties, with the benefit of 12 income properties acquired from May 2012 through January 3, 2013, and partial revenues from three properties acquired in late January of 2013. Our increased operating income from our income property operations reflects the aforementioned increased rent revenues offset by an increase of $85,105 in our direct costs of revenues, which was primarily due to two of the properties acquired in January 2013, which are base stop leases resulting in increased operating expenses, including property taxes, for these properties.

REAL ESTATE OPERATIONS

During the quarter ended March 31, 2013, operating income from real estate operations was approximately $217,000 on revenues totaling approximately $338,000, a decrease of approximately $684,000 in operating income compared to the same period in 2012. For the three months ended March 31, 2012, revenues were approximately $1.07 million and income was approximately $901,000. The revenue and income for the 2012 period included revenue of approximately $730,000 recognized in connection with the final resolution of the Dunn Avenue Extension agreement.

GOLF OPERATIONS

The Company’s golf operations had net operating income of approximately $57,000 during the quarter ended March 31, 2013, representing a 143.3% improvement over the net operating loss of approximately $132,000 in the first quarter of 2012. Revenues from golf operations totaled approximately $1.46 million for the three months ended March 31, 2013, compared to total revenues of approximately $1.33 million for the three months ended March 31, 2012. The total direct cost of golf operations revenues totaled approximately $1.41 million and approximately $1.46 million for the quarters ended March 31, 2013 and 2012, respectively. The approximately $189,000 improvement in the net operating results from the golf operations was due to an increase of approximately 95% in the number of members since March 31, 2012, which resulted in an increase in revenues from membership activities of nearly $120,000, which does not generate significant increased costs. In addition, our food and beverage revenues increased substantially as a result of our renovated facilities. Operating costs improved by 3.7% or approximately $54,000 in the first quarter of 2013, compared to the same period in 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OTHER INCOME

For the three months ended March 31, 2013, revenues from other sources, primarily our agriculture operations, totaled approximately $98,000, compared to approximately $43,000, in the same period in 2012. The more than 128% increase in revenues primarily reflects revenues from additional timber harvesting. For the three months ended March 31, 2013, the direct cost of revenues totaled approximately $31,000, compared to approximately $72,000, in the same quarter in 2012, reflecting a decrease of approximately $40,000, or 56.2%, which is attributable to the reduction of employees, the disposition of agricultural equipment and related maintenance and insurance, and the outsourcing of the agriculture operations. As a result of the increased revenue and decreased operating costs, the agriculture operations had net operating income of approximately $66,000 in the quarter ended March 31, 2013, an improvement of approximately $95,000, or 330% from the net operating loss of approximately $29,000 in the quarter ended March 31, 2012.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $1.75 million and $1.42 million for the three months ended March 31, 2013 and 2012, respectively. The increase in 2013 was primarily comprised of higher stock compensation costs, which totaled $444,416, an increase of 77.7%, reflecting our higher stock price and additional grants of equity-based stock options in January 2013, and some increased payroll costs. General and administrative expenses for the three months ended March 31, 2012, included stock compensation cost of $250,000.

Interest expense totaled approximately $297,000 and $150,000 for the quarters ended March 31, 2013 and 2012, respectively. The increased interest expense in the first quarter of 2013 compared to the same period in 2012 reflects our increased borrowings to finance our acquisition of more than $53.5 million in income properties during the period from March 31, 2012 to March 31, 2013. During that period, our long-term debt increased $32.9 million, of which approximately $20.0 million occurred during the first quarter of 2013. In the first quarter of 2012 we also recognized a loss of $245,726, related to the extinguishment of the debt outstanding that was paid off with proceeds from the new credit agreement entered into with Bank of Montreal (“BMO”).

DISCONTINUED OPERATIONS

In the fourth quarter of 2012, one income property was classified as held for sale as we had commenced an active program to market and sell the property and determined there was a high probability that a sales transaction would occur within one year. An additional property was listed for sale, but not presented as assets held for sale on the balance sheet as no contract was in place. Both of these properties were sold during the three months ended March 31, 2013, therefore, these properties’ operating results were included in discontinued operations for the three months ended March 31, 2013 and 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled approximately $1.4 million at March 31, 2013, with additional restricted cash of approximately $890,000 being held in a reserve primarily for tenant improvements in connection with our financing of two properties acquired in January 2013.

Our total cash balance at March 31, 2013, reflects cash flows provided by operating activities totaling approximately $1.4 million, during the quarter. This cash flow compares favorably to the prior year’s cash flows provided by operating activities totaling approximately $633,000. This improvement was primarily attributable to the improved operating results in 2013, including the increased cash flows generated by our income property portfolio, which expanded significantly since March 31, 2012 and our utilization of certain tax assets.

Our cash flows used in investing activities totaled approximately $21.4 million for the three months ended March 31, 2013, reflecting the use of approximately $27.8 million to acquire seven income properties during the quarter. Offset by the cash flow from investing activities were the proceeds from the sale of two income properties, for $7.3 million.

Our cash flows provided by financing activities, totaled approximately $20.2 million, for the three months ended March 31, 2013. As described below, the cash flows provided by our financing activities are primarily related to a net increase in the notes payable and our line of credit, which were utilized in our investing activities, offset by repayments on our credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The note payable and line of credit totaled approximately $49.2 million at March 31, 2013, representing an increase of approximately $20.0 million from the balance of approximately $29.1 million at December 31, 2012. The increase in the note payable and line of credit was due to our acquisition activities net of payments we made to reduce the balance outstanding on the line of credit, utilizing cash from our operations and the proceeds from the origination of the notes payable.

On February 27, 2012, we entered into a financing agreement with BMO. The agreement consisted of a $46.0 million revolving credit facility with a maturity of February 27, 2015, subject to a one-year extension at the option of the Company. The indebtedness outstanding accrued interest, prior to the amendments of the agreement at a rate ranging from the 30-day London Interbank Offer Rate (“LIBOR”) plus basis points to LIBOR plus 250 basis points, with the spread over LIBOR based on a ratio of the Company’s total indebtedness to total asset value. The indebtedness under the facility is unsecured and is guaranteed by certain subsidiaries of the Company.

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

On March 29, 2013, the Company entered into the second amendment to the Credit Agreement (“Second Amendment”). The Second Amendment expands the accordion feature allowing the Company to increase the facility up to $125 million and reduces the interest rate by 25 basis points, which now ranges from LIBOR plus 150 basis points up to LIBOR plus 225 basis points, based on the Company’s debt level. The Second Amendment also extends the maturity date to March 31, 2016 from February 27, 2015.

On February 14, 2013, the Company sold its interest in the 4,128 square-foot building under lease to PNC Bank, located in Alpharetta, Georgia. The sales price on this transaction amounted to $3,550,000. The property was written down to estimated fair value resulting in a loss of $426,794, and was presented as assets held for sale on the consolidated balance sheet at December 31, 2012. The property’s operating results were included in discontinued operations for each of the three months ended March 31, 2013 and 2012. On February 21, 2013, the Company sold its interest in the 13,824 square-foot building under lease to CVS, located in Clermont, Florida. The sales price on this transaction amounted to $4,050,000. As of December 31, 2012, no contract was in place, therefore, this property was not presented as assets held for sale on the balance sheet. However, upon the sale, the property’s operating results were included in discontinued operations for the three months ended, March 31, 2013 and 2012.

As noted previously, the Company used approximately $27.8 million of cash to acquire seven income properties during the first quarter ended March 31, 2013. These acquisitions included: four single-tenant bank branches in Orange and Los Angeles County, California for $8.0 million, a single-tenant property located in Phoenix, Arizona for $5.0 million, and two single-tenant office properties in Orlando, Florida for $14.6 million. We are targeting additional investments between approximately $18 million to $28 million in income-producing properties or mortgage loans during the remainder of 2013. We expect to fund these acquisitions utilizing the available capacity under our credit facility of approximately $47.3 million, cash from operations, proceeds from the dispositions of non-core income properties or transactions in our land assets, which we expect will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Additional funds expected to be invested for tenant improvements on our self-developed income properties will only occur as new leases are secured. As of March 31, 2013, our contractual requirements to make capital expenditures are limited to certain tenant improvements for the two income properties leased to Hilton Resorts Corporation in the amount of approximately $773,000 for which we have recognized an obligation and reserved sufficient cash to fund the improvements, which is included in restricted cash as of March 31, 2013. Investments in capital improvements can be reduced at our discretion based on operating cash needs. We do not anticipate investing significant funds on further improvements to the golf operations facilities in 2013.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with cash flow from our operations and the aforementioned available capacity on the existing $66.0 million credit facility as of March 31, 2013.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. Through March 31, 2013, 4,660 shares had been repurchased at a total cost of $104,648, with no repurchases occurring during 2013.

On April 26, 2012, the Company announced a voluntary Odd-Lot Buy-Back Program (the “Program”), whereby the Company offered to purchase shares from shareholders who owned less than 100 shares of the Company’s common stock as of April 26, 2012 for $31.00 per share. The Program reflected the Company’s interest in reducing the ongoing costs associated with shareholder recordkeeping and communications and to assist shareholders who may be deterred from selling their small lots of stock due to the costs that would be incurred. The Company paid all costs associated with the Program and purchased 14,634 shares under the Program at a total cost of $453,654. The Program expired June 30, 2012. The Company did not provide any recommendation regarding shareholder participation and the decision was entirely that of each shareholder as to whether to sell shares in this Program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our Board of Directors and management consistently review the allocation of capital with the goal of providing the best long-term return for our shareholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing stock, and retaining funds for reinvestment. Annually, the Board reviews our business plan and corporate strategies and makes adjustments as circumstances warrant. Management’s focus is to continue our strategy to diversify our portfolio by redeploying proceeds from like-kind exchange transactions and utilizing our credit facility to increase our portfolio of income-producing properties, providing stabilized cash flows with good risk adjusted returns primarily in larger metropolitan areas.

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2012. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the three months ended March 31, 2013, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We manage our debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. We are primarily exposed to interest rate risk on our outstanding debt borrowings, which totaled $49.1 at March 31, 2013. Our borrowings include $18.7 million outstanding on our $66.0 million revolving credit facility, which bears a variable rate of interest based on the 30-day LIBOR and our level of borrowing as a percentage of our total asset value. Approximately $30.4 million of our outstanding debt bears interest at a fixed rate of 3.67%. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would affect our financial position, results of operations, and cash flows by approximately $187,000.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of March 31, 2013, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

In September 2010, St. Johns River Water Management District (the “District”) served the Company with an administrative complaint filed with the Florida Division of Administrative Hearings in connection with certain Company agricultural operations. In August 2012 the Company submitted a proposed settlement offer to the District, offering certain undeveloped acreage owned by the Company. The Company accrued a reserve equal to $611,691 in the quarter ended September 30, 2012, reflecting the Company’s carrying value of the acreage offered to settle the matter. In December 2012, the Company and the District executed a settlement agreement (“SJRWMD Agreement”) in which the Company agreed to submit an after-the-fact permit application and increased the undeveloped acreage offered for mitigation in connection with the permit. The Company adjusted the reserve to a total of $723,058 to reflect the increased acreage offered in the SJRWMD Agreement. The SJRWMD Agreement was contingent upon the Company and the District reaching agreement on a management fee and issuance of the permit. The Company submitted its permit application on January 28, 2013. In March 2013 the Company conveyed the acreage contemplated by the SJRWMD Agreement, the District issued the after-the-fact permit and the litigation was settled.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving the property. The proposed road modifications would impact access to the Company’s property that is leased to Harris Teeter. The Company does not believe the road modifications provide a basis for Harris Teeter to terminate the Lease. In May 2012, the North Carolina Department of Transportation (“NCDOT”) indicated that while it had not reached a final decision on its consideration of this matter, the intersection would remain all-access. On November 6, 2012, the Company filed its response to the condemnation pleadings. The trial in this matter has been initially scheduled for the week of September 16, 2013, with mediation to occur prior to July 22, 2013. In January 30, 2013, NCDOT proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte (“Charlotte”) proposed to build and maintain a new access road/point into the property. These proposals are tentative and any proposed action by NCDOT and Charlotte would require NCDOT and Charlotte to obtain additional public funding.

In May 2010, the Company filed a lawsuit in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida, in order to enforce its approximate $3.8 million claim of lien on real property owned by FM Bayberry Cove Holding, LLC (“FM Bayberry”) for its share of the costs for construction of a road. BB&T was included as a defendant as the current mortgage holder of the property subject to the Company’s lien. BB&T filed a counterclaim asserting that its mortgage is superior to the Company’s claim of lien which the Company denied. BB&T and the Company each filed motions for summary judgment as to the priority of their respective interests in the property which were heard by the court on January 12, 2012. The Circuit Court determined that the Company’s interests were superior to the lien imposed by BB&T and all other interests. The Company subsequently filed a motion for summary judgment of foreclosure, which was granted and the Final Judgment of Foreclosure was entered in August 2012. However, all further proceedings in the Circuit Court (including the foreclosure sale) are stayed pending BB&T’s appeal to the Florida District Court of Appeal, Fifth District regarding the Circuit Court’s determination in the matter of priority. In December 2012, the Company and BB&T attended an appellate court-ordered mediation. The mediation was terminated on or about January 10, 2013, when the parties were unable to reach agreement. This matter is continuing in the appeal at this time with BB&T’s initial brief due to be filed on or about May 1, 2013. As of December 31, 2012, the amount of the judgment plus interest is in excess of $4.4 million.

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

We wish to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year-ended December 31, 2013, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market in the City of Daytona Beach and Volusia County, Florida; the impact of a prolonged recession or further downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of environmental and land use regulations; extreme or severe weather conditions; the impact of competitive real estate activity; variability in quarterly results due to the unpredictable timing of land transactions; the loss of any major income property tenants; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the yearended December 31, 2012. There have been no material changes to those risk factors. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2013, which were not previously reported.

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 3.1	Amended and Restated Articles of Incorporation of Consolidated-Tomoka Land Co., dated October 26, 2011, filed as Exhibit 3.1 to the registrant’s Current Report Form 8-K filed October 28, 2011, and incorporated herein by reference.

Exhibit 3.2	Amended and Restated Bylaws of Consolidated-Tomoka Land Co., dated April 27, 2011, filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed April 28, 2011, and incorporated herein by reference.

Exhibit 10.34	Loan Agreement between Bluebird Metrowest Orlando LLC and UBS Real Estate Securities, Inc. dated February 22, 2013, filed as Exhibit 10.34 with this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013.

Exhibit 10.35	Loan Agreement between the Company and the affiliates of the Company set forth therein, as borrowers, and Bank of America, N.A. dated March 8, 2013, filed as Exhibit 10.35 with this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013.

Exhibit 10.36	Amendment to the Credit Agreement between Consolidated-Tomoka Land Co. and Bank of Montreal dated March 29, 2013, filed as Exhibit 10.36 with this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013.

Exhibit 31.1	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	*XBRL Instance Document

Exhibit 101.SCH	*XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	*XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	*XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	*XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	*XBRL Taxonomy Definition Linkbase Document

*	Furnished herewith (not filed).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

May 3, 2013	By:	/S/ JOHN P. ALBRIGHT
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

May 3, 2013	By:	/S/ MARK E. PATTEN
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)