Form 10-Q
period 2013-06-30
CONSOLIDATED TOMOKA LAND CO
filed 2013-07-30
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Class of Common Stock Outstanding

July 23, 2013

$1.00 par value 5,864,359

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2013	2012
ASSETS
Cash and Cash Equivalents	$1,254,002	$1,301,739
Restricted Cash	233,589	—
Refundable Income Tax	824,550	239,720
Land and Development Costs	26,537,831	27,848,525
Intangible Assets – Net	6,127,641	4,527,426
Assets Held for Sale	—	3,433,500
Other Assets	8,708,495	8,254,399

	43,686,108	45,605,309

Property, Plant, and Equipment:
Land, Timber, and Subsurface Interests	15,226,101	15,194,901
Golf Buildings, Improvements, and Equipment	2,965,083	2,879,263
Income Properties, Land, Buildings, and Improvements	150,700,923	132,202,887
Other Furnishings and Equipment	920,703	906,441

Total Property, Plant, and Equipment	169,812,810	151,183,492
Less, Accumulated Depreciation and Amortization	(12,482,040)	(12,091,901)

Property, Plant, and Equipment – Net	157,330,770	139,091,591

TOTAL ASSETS	$201,016,878	$184,696,900

LIABILITIES
Accounts Payable	$184,622	$440,541
Accrued Liabilities	5,845,323	6,972,343
Accrued Stock-Based Compensation	258,802	265,311
Pension Liability	1,228,317	1,317,683
Deferred Income Taxes – Net	33,210,661	32,357,505
Notes Payable and Line of Credit	44,427,033	29,126,849

TOTAL LIABILITIES	85,154,758	70,480,232

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Common Stock – 25,000,000 shares authorized; $1 par value, 5,864,359 shares issued and 5,849,725 shares outstanding at June 30, 2013; 5,847,036 shares issued and 5,832,402 shares outstanding at December 31, 2012	5,764,792	5,726,136
Treasury Stock, at cost – 14,634 shares held at June 30, 2013 and December 31, 2012	(453,654)	(453,654)
Additional Paid-In Capital	8,129,084	6,939,023
Retained Earnings	103,659,378	103,242,643
Accumulated Other Comprehensive Loss	(1,237,480)	(1,237,480)

TOTAL SHAREHOLDERS’ EQUITY	115,862,120	114,216,668

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$201,016,878	$184,696,900

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Revenues
Income Properties	$3,325,616	$2,238,516	$6,413,034	$4,361,777
Real Estate Operations	302,977	929,717	641,325	1,995,384
Golf Operations	1,312,826	1,253,079	2,777,511	2,582,658
Agriculture and Other Income	30,506	7,990	128,183	50,658

Total Revenues	4,971,925	4,429,302	9,960,053	8,990,477

Direct Cost of Revenues
Income Properties	(382,072)	(174,790)	(611,581)	(319,194)
Real Estate Operations	(184,263)	(223,957)	(305,741)	(388,775)
Golf Operations	(1,425,372)	(1,435,306)	(2,833,001)	(2,896,533)
Agriculture and Other Income	(55,085)	(66,332)	(86,454)	(137,890)

Total Direct Cost of Revenues	(2,046,792)	(1,900,385)	(3,836,777)	(3,742,392)

General and Administrative Expenses	(1,260,674)	(1,335,287)	(3,014,238)	(2,758,935)
Impairment Charges	(616,278)	—	(616,278)	—
Depreciation and Amortization	(714,199)	(520,035)	(1,430,908)	(1,022,489)
Gain on Disposition of Assets	—	190,564	—	275,564

Total Operating Expenses	(4,637,943)	(3,565,143)	(8,898,201)	(7,248,252)

Operating Income	333,982	864,159	1,061,852	1,742,225

Interest Income	225	367	391	367
Interest Expense	(468,596)	(152,362)	(806,128)	(322,602)
Loss on Early Extinguishment of Debt	—	—	—	(245,726)

Income (Loss) from Continuing Operations
Before Income Tax Expense	(134,389)	712,164	256,115	1,174,264
Income Tax (Expense) Benefit	56,193	(269,073)	(89,383)	(445,153)

Income (Loss) from Continuing Operations	(78,196)	443,091	166,732	729,111
Income from Discontinued Operations (Net of Tax)	329,966	156,495	422,083	364,876

Net Income	$251,770	$599,586	$588,815	$1,093,987

Per Share Information:
Basic and Diluted
Income (Loss) from Continuing Operations	$(0.02)	$0.08	$0.03	$0.13
Income from Discontinued Operations (Net of Tax)	0.06	0.02	0.07	0.06

Net Income	$0.04	$0.10	$0.10	$0.19

Dividends Declared and Paid	$0.03	$0.02	$0.03	$0.02

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Income	$251,770	$599,586	$588,815	$1,093,987
Total Other Comprehensive Income, Net of Tax	—	—	—	—

Total Comprehensive Income	$251,770	$599,586	$588,815	$1,093,987

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2012	$5,726,136	$(453,654)	$6,939,023	$103,242,643	$(1,237,480)	$114,216,668
Net Income	—	—	—	588,815	—	588,815
Exercise of Stock Options	20,156	—	593,436	—	—	613,532
Vested Restricted Stock	18,500	—	101,032	—	—	119,532
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	495,593	—	—	495,593
Cash Dividends ($0.03 per share)	—	—	—	(172,080)	—	(172,080)

Balance June 30, 2013	$5,764,792	$(453,654)	$8,129,084	$103,659,378	$(1,237,480)	$115,862,120

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2013	2012
Cash Flow from Operating Activities:
Net Income	$588,815	$1,093,987

Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization	1,461,343	1,292,734
Loan Cost Amortization	93,688	46,191
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	(557,216)	(354,019)
Loss on Disposition of Assets Held for Sale	26,367	—
Impairment Charges	616,278	—
Deferred Income Taxes	853,156	116,319
Non-Cash Compensation	601,326	423,625

Decrease (Increase) in Assets:
Refundable Income Taxes	(483,798)	399,905
Land and Development Costs	694,416	(21,210)
Other Assets	(547,784)	(241,847)

Increase (Decrease) in Liabilities:
Accounts Payable	(255,919)	89,898
Accrued Liabilities and Accrued Stock Based Compensation	(1,222,895)	(1,308,772)
Income Taxes Payable	—	385,573

Net Cash Provided By Operating Activities	1,867,777	1,922,384

Cash Flow From Investing Activities:
Acquisition of Property, Plant, and Equipment	(25,758,419)	(6,927,626)
Acquisition of Intangible Assets	(2,183,538)	(506,096)
Increase in Restricted Cash	(233,589)	(1,594,896)
Proceeds from Disposition of Property, Plant, and Equipment, Net	7,198,436	517,605
Proceeds from Disposition of Assets Held for Sale, Net	3,407,133	7,694,710

Net Cash Used In Investing Activities	(17,569,977)	(816,303)

Cash Flow from Financing Activities:
Proceeds from Notes Payable and Line of Credit	58,450,000	22,341,849
Payments on Notes Payable and Line of Credit	(43,149,816)	(16,731,714)
Cash Proceeds from Exercise of Stock Options	526,359	2,089
Dividends Paid	(172,080)	(114,510)

Net Cash Provided By Financing Activities	15,654,463	5,497,714

Net Increase (Decrease) in Cash	(47,737)	6,603,795
Cash, Beginning of Year	1,301,739	6,174

Cash, End of Period	$1,254,002	$6,609,969

Supplemental Disclosure of Cash Flows:

Income tax refunds totaling $39,406 and $227,500 were received in the first six months of 2013 and 2012, respectively. Income taxes of $24,500 were paid during the first six months of 2013, while none were paid during the first six months of 2012.

Interest totaling $662,755 and $249,191 was paid in the first six months of 2013 and 2012, respectively.

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

We are a diversified real estate operating company. We own and manage commercial real estate properties in seven states in the U.S., and two self-developed multi-tenant properties located in Florida. As of June 30, 2013, we owned 35 single-tenant income-producing properties, in seven states, with more than 770,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,000 acres in Florida, a majority of which is located within and forms a substantial portion of, the western boundary of the City of Daytona Beach. Our land is well-located along both sides of Interstate 95 and near central Florida’s Interstate 4 corridor. We also have a golf course operation which consists of the LPGA International golf club, lease property for billboards, have agricultural operations, that are managed by a third party and consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage subsurface oil, gas, and mineral interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations in our consolidated statements of operations, respectively.

More than 50% of the Company’s income property portfolio, based on annual revenues, and all of the land, golf operations, agriculture operations, and subsurface interests, are located in the State of Florida.

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of operations for the interim periods.

The results of operations for the six months ended June 30, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013.

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

Because of the fluctuating market conditions that currently exist in the Florida and national real estate markets, and the volatility and uncertainty in the financial and credit markets, it is possible that the estimates and assumptions, most notably those related to the Company’s investment in income properties and pension liability, could change materially during the time span associated with the continued volatility of the real estate and financial markets or as a result of a significant dislocation in those markets.

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS (continued)

Fair Value of Financial Instruments

The largest carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable at June 30, 2013 and December 31, 2012, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s notes payable approximates fair value at June 30, 2013 and December 31, 2012, since the notes are at floating rates or fixed rates, which approximate current market rates for notes with similar risks and maturities.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having maturities at acquisition date of 90 days or less.

Restricted Cash

Restricted cash totaled approximately $234,000 at June 30, 2013 and consisted of cash being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013.

Intangible Assets

As of June 30, 2013, the in-place lease value totaled $6,127,641, net of accumulated amortization of $2,937,976. At December 31, 2012 the in-place lease value totaled $4,527,426, net of accumulated amortization of $3,443,102. Amortization expense for the three months ended June 30, 2013 and 2012 was $163,969 and $102,715, respectively. Amortization expense for the six months ended June 30, 2013 and 2012 was $331,478 and $200,122, respectively.

The estimated future amortization expense related to intangible assets is as follows:

Year Ending December 31,	Amount
2013	$645,547
2014	645,547
2015	628,234
2016	562,149
2017	511,676
Thereafter	3,134,488

$6,127,641

Reclassifications

Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the current presentation. Certain items in the prior year’s consolidated statements of operations have been reclassified to conform to the presentation of statements of operations for the three and six months ended June 30, 2013. Specifically, the amounts of depreciation and amortization expense, and interest expense have been segregated into separate line items whereas previously these amounts were included in direct cost of revenues and general and administrative expense, respectively. In addition, loan cost amortization was previously included in depreciation and amortization on the consolidated financial statements and is now included in interest expense. These reclassifications had no effect on the current year and prior year presentation of income (loss) from continuing operations before taxes.

NOTE 2. RECENT ACQUISITIONS OF INCOME PROPERTIES

During the six months ended June 30, 2013, the Company acquired seven income properties at a total acquisition cost of approximately $27.8 million. Of the total acquisition cost, approximately $9.4 million was allocated to land, approximately $16.2 million was allocated to buildings and improvements, and approximately $2.2 million was allocated to intangible assets pertaining to the in-place lease value. The weighted average amortization period for the $2.2 million allocated to intangible assets is approximately 10.1 years.

On July 25, 2013, the Company acquired a 16,280 square foot building leased to a subsidiary of Rite Aid Corp. in Renton, Washington, a suburb of Seattle. The total purchase price was approximately $6.6 million. The remaining term of the lease is 13 years, with lease escalations during the six 5 year option periods.

NOTE 3. DISCONTINUED OPERATIONS

On May 31, 2013, the Company sold its interest in the 13,905 square-foot building, located in Kissimmee, Florida, which was leased to Walgreens, for $3,400,000. Upon the sale in May 2013, the property’s operating results were included in discontinued operations for each of the three and six month periods ended June 30, 2013 and 2012. The proceeds from the sale of this property were used to complete a Section 1031 exchange for an income property the Company acquired in January 2013, leased to an affiliate of Big Lots, located in Phoenix, Arizona. The Company recognized a gain of approximately $503,000 on this sale and as outlined below, this gain is included in the reported income from discontinued operations.

On February 21, 2013, the Company sold its interest in the 13,824 square-foot building, located in Clermont, Florida, which was leased to CVS, for $4,050,000 with a gain of approximately $54,000. Upon the sale in February 2013, the property’s operating results were included in discontinued operations for each of the three and six month periods ended June 30, 2013 and 2012.

On February 14, 2013, the Company sold its interest in the 4,128 square-foot building, located in Alpharetta, Georgia, which was leased to PNC Bank, for $3,550,000. The property was presented as assets held for sale on the consolidated balance sheet at December 31, 2012. As a result, the value was written down to reflect the contractual sales price resulting in a loss of approximately $427,000 for the year ended December 31, 2012. The property’s operating results were included in discontinued operations for each of the three and six month periods ended June 30, 2013 and 2012.

On May 31, 2012, the Company sold its interest in the 25,454 square-foot building, located in Asheville, North Carolina, which was leased to Northern Tool and Equipment, for $3,925,000. Upon the sale in May 2012, the property’s operating results were included in discontinued operations for each of the three and six month periods ended June 30, 2012.

On May 31, 2012, the Company sold its interest in the 15,120 square-foot building, located in Powder Springs, Georgia, which was leased to Walgreens, for $4,090,323. Upon the sale in May 2012, the property’s operating results were included in discontinued operations for each of the three and six month periods ended June 30, 2012.

A gain of $78,455 was recognized on the sale of the two properties in the quarter ended June 30, 2012. Discontinued operations for the three and six months ended June 30, 2012, includes the operating results of these two income properties.

Following is a summary of income from discontinued operations for the periods:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Leasing Revenue and Other Income	$44,110	$211,625	$186,737	$586,176
Costs and Other Expenses	(9,962)	(35,306)	(30,435)	(70,612)

Income from Operations	34,148	176,319	156,302	515,564
Gain on Sale of Property	503,037	78,455	530,849	78,455

Income before Income Tax Expense	537,185	254,774	687,151	594,019
Income Tax Expense	(207,219)	(98,279)	(265,068)	(229,143)

Income from Discontinued Operations	$329,966	$156,495	$422,083	$364,876

NOTE 4. COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Income Available to Common Shareholders:
Income (Loss) from Continuing Operations	$(78,196)	$443,091	$166,732	$729,111
Discontinued Operations	329,966	156,495	422,083	364,876

Net Income	$251,770	$599,586	$588,815	$1,093,987

Weighted Average Shares Outstanding	5,739,096	5,725,120	5,728,178	5,725,120
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	—	—	—	—

Total Shares Applicable to Diluted Earnings Per Share	5,739,096	5,725,120	5,728,178	5,725,120

Basic and Diluted Per Share Information:
Income (Loss) from Continuing Operations	$(0.02)	$0.08	$0.03	$0.13
Discontinued Operations	0.06	0.02	0.07	0.06

Net Income	$0.04	$0.10	$0.10	$0.19

The effect of 15,532 and 26,198 potentially dilutive securities were not included for the three and six months ended June 30, 2013, respectively, as the effect would be antidilutive. The effect of 165,708 and 140,939 potentially dilutive securities were not included for the three and six months ended June 30, 2012, respectively, as the effect would be antidilutive.

NOTE 5. PENSION PLAN

The Company maintains a Defined Benefit Pension Plan (the “Pension Plan”) for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on years of service and the average compensation for the five highest consecutive years during the final ten years of employment. The benefit formula generally provides for a life annuity benefit. Effective December 31, 2011, the Company amended its Pension Plan to freeze participants’ benefits with no future accruals after that date. Any current or future employee who was not a participant of the Pension Plan on December 31, 2011 will not be eligible to enter the Pension Plan. Although the Pension Plan will remain active with no new entrants and no future accruals, the Company’s contribution level is expected to be reduced over time. In January 2013, the Company made a cash contribution to the Pension Plan of $84,600, related to the 2012 Pension Plan year. There are no quarterly contribution requirements for 2013 and during the six months ended June 30, 2013, the Company did not make any contributions related to the 2013 Pension Plan year.

NOTE 6. NOTES PAYABLE AND LINE OF CREDIT

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

The Credit Facility replaced the Company’s $25.0 million revolving credit facility with SunTrust Bank, which had a maturity date of June 27, 2014. Approximately $9.7 million of the initial disbursement of the Credit Facility was used to pay off the outstanding balance of the existing credit facility with SunTrust Bank and approximately $5.6 million was used to pay off the term loan with SunTrust Bank, which had a maturity date of July 1, 2012. The indebtedness under the prior SunTrust revolving credit facility and term loan were secured by certain assets of the Company. The Company wrote off $245,726 of deferred loan costs in the first quarter of 2012 as a result of this early extinguishment of debt.

The Agreement contains restrictive covenants customary for this type of transaction, including, but not limited to, limitations on the Company’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. In addition, the Company is subject to various financial maintenance covenants, including, but not limited to, a maximum indebtedness ratio, a maximum secured indebtedness ratio, and a minimum fixed charge coverage ratio. The Agreement also contains affirmative covenants and events of default, including, but not limited to, a cross default to the Company’s other indebtedness and the occurrence of a change of control. The Company’s failure to comply with these covenants or the occurrence of an event of default could result in acceleration of the Company’s debt and other financial obligations under the Agreement.

In September 2012, the Company entered into the First Amendment to the Agreement (“Amendment”) and added a second participating lender to the Agreement. This Amendment, under the accordion feature, expanded the Credit Facility to $62.0 million. The Amendment also modified some of the restrictive covenants contained in the original Agreement. These changes to the restrictive covenants are not considered material in nature. On February 14, 2013, the Company added a third participant lender to the Agreement and pursuant to the accordion feature, the Credit Facility was expanded to $66.0 million.

On February 22, 2013, the Company closed on a $7.3 million loan with UBS Real Estate Securities Inc., secured by its interest in the two-building office complex leased to Hilton Resorts Corporation, which was acquired on January 31, 2013. The new mortgage loan matures in February 2018, carries a fixed rate of interest of 3.655% per annum, and requires payments of interest only prior to maturity.

On March 8, 2013, the Company closed on a $23.1 million loan with Bank of America, N.A., secured by its interest in fourteen income properties. The new mortgage loan matures in April 2023, carries a fixed rate of 3.67% per annum, and requires payments of interest only prior to maturity.

On March 29, 2013, the Company entered into the second amendment to the Agreement (“Second Amendment”). The Second Amendment, expands the accordion feature allowing the Company to increase the Credit Facility up to $125 million and reduces the interest rate by 25 basis points, which now ranges from LIBOR plus 150 basis points up to LIBOR plus 225 basis points, based on the total balance outstanding under the Credit Facility as a percentage of total asset value of the Company. The Second Amendment also extends the maturity date to March 31, 2016 from February 27, 2015, and reduces the limitations on the Company’s ability to make certain investments.

NOTE 6. NOTES PAYABLE AND LINE OF CREDIT (continued)

Notes payable and the line of credit consisted of the following:

	June 30, 2013
	Total	Due Within One Year
$66 Million Credit Facility	$14,027,033	$—
UBS Note Payable	7,300,000	—
BOA Note Payable	23,100,000	—

	$44,427,033	$—

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending December 31,	Amount
2013	$—
2014	—
2015	—
2016	14,027,033
2017	—
Thereafter	30,400,000

$44,427,033

At June 30, 2013, there was approximately $52.0 million of available borrowing capacity on the existing $66.0 million credit facility, subject to the borrowing base requirements.

For the three months ended June 30, 2013, interest expense was $415,772 with $363,585 paid during the period. For the three months ended June 30, 2012, interest expense was $126,181 with $133,751 paid during the period. For the first six months of 2013, interest expense was $712,439 with $662,755 paid during the period. For the first six months of 2012, interest expense was $276,411 with $249,191 paid during the period. No interest was capitalized during the first six months of 2013 or 2012.

Included in interest expense in the consolidated financial statements is the amortization of loan costs incurred in connection with the Company’s notes payable and line of credit. These loan costs are being amortized over the term of the respective loan agreements using the straight-line method, which approximates the effective interest method. For the three months ended June 30, 2013 and 2012, the amortization of loan costs totaled $52,824 and $26,181, respectively. For the first six months of 2013 and 2012, the amortization of loan costs totaled $93,689 and $46,191, respectively. Previously, loan cost amortization was included in depreciation and amortization in the consolidated financial statements. The consolidated financial statements have been reclassified for all periods presented to conform to the current presentation.

The Company was in compliance with all of its debt covenants as of June 30, 2013 and December 31, 2012.

NOTE 7. STOCK-BASED COMPENSATION

EQUITY-CLASSIFIED STOCK COMPENSATION

Market Condition Restricted Shares

Under the 2010 Equity Incentive Plan (the “2010 Plan”), the Company granted to certain employees non-vested restricted stock, which vest upon the achievement of certain market conditions, including the Company’s total shareholder return as compared to the total shareholder return of a certain peer group during a five-year performance period.

The Company used a Monte Carlo simulation pricing model to determine the fair value of its market condition based awards. The determination of the fair value of market condition-based awards is affected by the Company’s stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of the awards, the relative performance of the Company’s stock price, and shareholder returns to those companies in its peer group, annual dividends, and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market conditions, provided the requisite service period is met.

A summary of activity during the six months ended June 30, 2013, is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding at December 31, 2012	7,900	$23.13
Granted	—	—
Vested	—	—
Forfeited	(2,833)	23.13

Outstanding at June 30, 2013	5,067	$23.13

As of June 30, 2013, there was $56,057 of unrecognized compensation cost, adjusted for forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 2.4 years.

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

On January 23, 2013, the Company granted options to purchase 51,000 shares of the Company’s common stock under the 2010 Plan to certain employees of the Company, including 10,000 shares to Mr. Patten, with an exercise price of $34.95 per share, which was equal to the fair market value at the date of grant. One-third of these options will vest on each of the first, second, and third anniversaries of the grant date, provided the recipient is an employee of the Company on those dates. Any unvested portion of the options will vest upon a change in control. The options expire on the earliest of: (a) the fifth anniversary of the grant date; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

NOTE 7. STOCK-BASED COMPENSATION (continued)

A summary of the activity for the awards during the six months ended June 30, 2013, is presented below:

	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	60,000	$28.97
Granted	51,000	34.95
Exercised	(16,500)	28.90
Expired	—	—

Outstanding at June 30, 2013	94,500	$32.21	6.26	$562,120

Exercisable at June 30, 2013	3,300	$29.34	8.79	$29,106

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2013 was $6.58. The total intrinsic value of options exercised during the six months ended June 30, 2013 was $166,850. As of June 30, 2013, there was $465,547 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a weighted average period of 2.0 years.

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

During the six months ended June 30, 2013, the closing price per share of the Company’s common stock on a sixty-day trading average reached $36.00, and as a result, 16,000 shares and 2,500 shares vested for Mr. Albright and Mr. Patten, respectively.

A summary of the activity for both awards during the six months ended June 30, 2013, is presented below:

	Shares	Wtd. Avg. Fair Value
Outstanding at December 31, 2012	113,000	$18.40
Granted	—	—
Vested	(18,500)	23.89
Forfeited	—	—

Outstanding at June 30, 2013	94,500	$17.33

As of June 30, 2013, there was $375,339 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 0.6 years.

NOTE 7. STOCK-BASED COMPENSATION (continued)

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

A summary of share option activity under the 2001 Plan for the six months ended June 30, 2013 is presented below:

Stock Options

	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	80,800	$52.43
Granted	—	—
Exercised	(9,200)	30.06
Expired	(15,400)	63.58

Outstanding at June 30, 2013	56,200	$53.03	3.90	$90,648

Exercisable at June 30, 2013	56,200	$53.03	3.90	$90,648

In connection with the grant of non-qualified stock options, a stock appreciation right for each share covered by the option was also granted. The stock appreciation right entitles the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value of the underlying shares at the time of exercise. The total intrinsic value of options exercised during the six months ended June 30, 2013 was $72,008.

Stock Appreciation Rights

	Shares	Wtd. Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	80,800	$1.12
Granted	—	—
Exercised	(9,200)	5.01
Expired	(15,400)	0.17

Outstanding at June 30, 2013	56,200	$1.63	3.90	$48,810

Exercisable at June 30, 2013	56,200	$1.63	3.90	$48,810

The total intrinsic value of stock appreciation rights exercised during the six months ended June 30, 2013 was $38,774.

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

NOTE 7. STOCK-BASED COMPENSATION (continued)

Following are assumptions used in determining the fair value of stock options and stock appreciation rights:

Assumptions at:	June 30, 2013	December 31, 2012
Expected Volatility	25.01%	24.34%
Expected Dividends	0.10%	0.13%
Expected Term	1 year	3 years
Risk-Free Rate	0.76%	0.39%

There were no stock options or stock appreciation rights granted under the 2001 Plan in the six months ended June 30, 2013 or in the year ended December 31, 2012.

The liability for stock options and stock appreciation rights, valued at fair value, reflected on the consolidated balance sheets at June 30, 2013 and December 31, 2012 was $258,802 and $265,311, respectively. These fair value measurements are based on quoted prices in active markets (Level 1 Inputs).

Amounts recognized in the consolidated financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$156,910	$173,600	$601,326	$423,625

Income Tax Expense Recognized in Income	$(60,528)	$(66,966)	$(231,961)	$(163,413)

NOTE 8. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of
	June 30, 2013	December 31, 2012
Golf Course Lease	$3,522,068	$3,702,194
Deferred Compensation	376,736	828,998
Accrued Property Taxes	455,439	—
Deferred Lease and Other Income	808,725	970,802
Other Post-Retirement Benefits	169,011	186,695
Legal Reserves	—	723,058
Reserve for Tenant Improvement	63,888	—
Other	449,456	560,596

	$5,845,323	$6,972,343

In July 2012, the Company entered into an agreement with the City of Daytona Beach, Florida (the “City”) to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”) whereby the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, would remain at $250,000 for the remainder of the lease term and any extensions subject to an annual rate increase of 1.75% beginning September 1, 2013. Under the Lease Amendment, the Company agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of June 30, 2013, approximately $2.6 million of the rent previously deferred that will not be due to the City remained to be amortized.

In connection with the acquisition of the two properties leased to Hilton Resorts Corporation on January 31, 2013, the Company was credited $773,000 at closing for certain required tenant improvements. The improvements were complete as of June 30, 2013, and during the six months ended June 30, 2013, the accrued liability was relieved in the amount of $709,112 in payment for completion of the improvements. The remaining balance of $63,888 is to be paid when the final funding request is received from the tenant.

On July 24, 2013, the Company’s Board of Directors terminated the Deferred Compensation Plan effective August 1, 2013. Accordingly, the Company will make the normal required distributions prior to March 1, 2014 with the balance of the accounts liquidated after August 1, 2013. the final payments are expected to be made prior to December 31, 2014.

NOTE 9. INCOME TAXES

The effective income tax rate for the six month periods ended June 30, 2013 and 2012, including income taxes attributable to the discontinued operations, was 37.58% and 38.13%, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. The net deferred income tax liability as of June 30, 2013, was impacted primarily by the recognition of approximately $612,000 of previously unrecognized tax benefits. The Company and its subsidiaries file consolidated income tax returns in the United States Federal jurisdiction and in several states. The Internal Revenue Service has audited the Company’s consolidated federal tax returns through the year 2006 and all proposed adjustments have been settled.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving the property. The proposed road modifications would impact access to the Company’s property that is leased to Harris Teeter. The Company does not believe the road modifications provide a basis for Harris Teeter to terminate the Lease. In May 2012, the North Carolina Department of Transportation (“NCDOT”) indicated that while it had not reached a final decision on its consideration of this matter, the intersection would remain all-access. On November 6, 2012, the Company filed its response to the condemnation pleadings. In January 30, 2013, NCDOT proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte (“Charlotte”) proposed to build and maintain a new access road/point into the property. These proposals are tentative and any proposed action by NCDOT and Charlotte would require NCDOT and Charlotte to obtain additional public funding. The trial in this matter was initially scheduled for the week of September 16, 2013, with mediation to occur prior to July 22, 2013. In light of the proposed redesign, the trial has been continued until April 2014, with mediation to occur prior.

In May 2010, the Company filed a lawsuit in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida, in order to enforce its approximate $3.8 million claim of lien on real property owned by FM Bayberry Cove Holding, LLC (“FM Bayberry”) for its share of the costs for construction of a road. BB&T was included as a defendant as the current mortgage holder of the property subject to the Company’s lien. BB&T filed a counterclaim asserting that its mortgage is superior to the Company’s claim of lien which the Company denied. BB&T and the Company each filed motions for summary judgment as to the priority of their respective interests in the property which were heard by the court on January 12, 2012. The Circuit Court determined that the Company’s interests were superior to the lien imposed by BB&T and all other interests. The Company subsequently filed a motion for summary judgment of foreclosure, which was granted and the Final Judgment of Foreclosure was entered in August 2012. However, all further proceedings in the Circuit Court (including the foreclosure sale) are stayed pending BB&T’s appeal to the Florida District Court of Appeal, Fifth District regarding the Circuit Court’s determination in the matter of priority. In December 2012, the Company and BB&T attended an appellate court-ordered mediation. The mediation was terminated on or about January 10, 2013, when the parties were unable to reach agreement. Briefing in the appeal is complete. Oral arguments will be scheduled by the Court and are anticipated to occur in the fourth quarter of 2013. As of June 30, 2013, the amount of the judgment plus interest is in excess of $4.4 million.

NOTE 11. TREASURY STOCK

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

NOTE 12. BUSINESS SEGMENT DATA

The Company primarily operates in three business segments: income properties, real estate operations, and golf operations. Our income property operations consist primarily of income producing properties and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 73.1% and 70.8% of our identifiable assets as of June 30, 2013 and December 31, 2012, respectively, and 64.4% and 48.5% of our consolidated revenues for the six months ended June 30, 2013 and 2012, respectively. Our real estate operations primarily consist of revenues generated from land transactions and leasing and royalty income from our interests in subsurface oil, gas and mineral rights. Our golf operations consist of a single property located in the City, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation and pro-shop with retail merchandise. The majority of the revenues generated by the golf operation are derived from members and public customers playing golf, club memberships, and food and beverage operations.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in the different segments for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Income Properties	$3,325,616	$2,238,516	$6,413,034	$4,361,777
Real Estate Operations	302,977	929,717	641,325	1,995,384
Golf Operations	1,312,826	1,253,079	2,777,511	2,582,658
Agriculture and Other Income	30,506	7,990	128,183	50,658

	$4,971,925	$4,429,302	$9,960,053	$8,990,477

Operating Income (Loss):
Income Properties	$2,943,544	$2,063,726	$5,801,453	$4,042,583
Real Estate Operations	118,714	705,760	335,584	1,606,609
Golf Operations	(112,546)	(182,227)	(55,490)	(313,578)
Agriculture and Other Income	(24,579)	(58,342)	41,729	(87,232)
General and Corporate Expense	(1,974,873)	(1,664,758)	(4,445,146)	(3,505,860)

	$950,260	$864,159	$1,678,130	$1,742,522

Depreciation and Amortization:
Income Properties	$657,544	$461,622	$1,315,064	$878,287
Real Estate Operations	—	—	—	—
Golf Operations	50,318	34,293	99,993	87,207
Agriculture and Other	6,337	24,120	15,851	56,995

	$714,199	$520,035	$1,430,908	$1,022,489

Capital Expenditures:
Income Properties	$4,498	$6,890,120	$27,810,674	$6,890,120
Real Estate Operations	—	—	—	—
Golf Operations	19,697	—	85,820	—
Agriculture and Other	24,282	28,024	45,461	37,506

	$48,477	$6,918,144	$27,941,955	$6,927,626

NOTE 12. BUSINESS SEGMENT DATA (continued)

	As of
	June 30, 2013	December 31, 2012
Identifiable Assets:
Income Properties	$146,909,609	$130,726,326
Real Estate	32,781,686	34,161,944
Golf	3,042,257	3,230,225
Agriculture and Other	18,283,326	16,578,405

	$201,016,878	$184,696,900

Operating income represents income from continuing operations before loss on early extinguishment of debt, interest expense, interest income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses, impairment charges, depreciation and amortization expense, and gains (losses) on the disposition of assets. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Other assets consist primarily of cash, property, plant, and equipment related to the other operations as well as the general and corporate operations. There were no transactions between segments for any of the periods presented. Certain items in the prior years’ consolidated statement of operations have been reclassified to conform to the presentation of the consolidated statements of operations for the six months ended June 30, 2013 and year ended December 31, 2012. Specifically, the depreciation and amortization expense and interest expense have been segregated into separate line times, whereas previously, these amounts were included in direct cost of revenues and general and administrative expenses, respectively. These reclassifications had no effect on the prior year presentation of income from continuing operations before income tax.

NOTE 13. RECENTLY ISSUED ACCOUNTING POLICIES

On January 1, 2013, the Company adopted FASB changes related to offsetting assets and liabilities. The changes require additional disclosure information regarding offsetting assets and liabilities to enable users of financial statements to understand the effect on financial position. The adoption of these changes did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 14. LAND IMPAIRMENT

During the three months ended June 30, 2013, the Company executed a contract for the sale of 3.21 acres of land. While there can be no assurance the sale will be consummated, based on the sales price for the land under contract and in accordance with Section 360 “Property, Plant and Equipment” under subsection 10 “Recoverability of Carry Amounts” of the GAAP codification, the Company determined an assessment of the recoverability of the recorded asset value for this land and a related parcel of 3.02 acres, which had been reacquired by the Company through a foreclosure in 2009, was required. Accordingly, the Company completed an impairment analysis on the 6.23 acres, which resulted in an impairment charge of approximately $616,000. The charge represented the portion of the cost basis of the property that management considers to be un-recoverable based on the value of the land under contract and other relevant market prices.

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

OVERVIEW

We are a diversified real estate operating company. We own and manage commercial real estate properties in seven states in the U.S., and two self-developed multi-tenant properties located in Florida. As of June 30, 2013, we owned 35 single-tenant income-producing properties, in seven states, with more then 770,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,000 acres in Florida, a majority of which is located within and forms a substantial portion of, the western boundary of the City of Daytona Beach. Our land is well-located along both sides of Interstate 95 and near central Florida’s Interstate 4 corridor. We also have a golf course operation which consists of the LPGA International golf club, lease property for billboards, have agricultural operations, that are managed by a third party and consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage subsurface oil, gas, and mineral interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations in our consolidated statements of operations, respectively.

Income Property Operations. We have pursued a strategy of investing in income-producing properties by utilizing, when possible, the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes. Through June 30, 2013, we had invested approximately $175.8 million in forty-one single-tenant income properties primarily through this tax-deferred structure. We have sold six of these income properties, with two sold in February 2013 for $7.6 million, one sold in May 2013 for $3.4 million, and three sold in prior years for a total of $10.7 million. During the six months ended June 30, 2013, we acquired the following seven income properties at a total purchase price of approximately $27.6 million:

•

On January 3, 2013, the Company acquired four properties leased to Bank of America, N.A. in both Los Angeles County and Orange County, California at an aggregate purchase price of $8,015,737. The initial terms of the leases are 15 years.

•

On January 23, 2013, the Company acquired a 34,512 square-foot free-standing building situated on 3.62 acres in Glendale, Arizona. The property is under lease to an affiliate of Big Lots with an initial term of 10 years. The purchase price totaled $5,001,500.

•

On January 31, 2013, the Company acquired a two-building 133,000 square-foot office complex leased to Hilton Resorts Corporation in Orlando, Florida. The total purchase price was $14.6 million. Both buildings are under a long term lease, with over eight years remaining in the term, which provides for annual lease escalations.

Our current portfolio of income properties generates approximately $12.9 million of revenues from lease payments on an annualized basis and had an average remaining lease term of 10.28 years as of June 30, 2013.

On July 25, 2013, the Company acquired a 16,280 square foot building leased to a subsidiary of Rite Aid Corp. in Renton, Washington, a suburb of Seattle. The total purchase price was approximately $6.6 million. The remaining term of the lease is 13 years, with lease escalations during the six 5 year option periods.

We expect to continue to focus on acquiring additional income-producing properties during fiscal 2013, and in the near term thereafter, utilizing the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing investments, we have self-developed two properties in Daytona Beach, Florida. The first property is a two-building, 31,000 square-foot flex office space complex located within the Mason Commerce Center. The two buildings represent the first phase of a four-building planned commercial development. The second phase would allow for an identical two-building project to be built. As of June 30, 2013, the occupancy of the completed two-building complex is 94%. The second self-developed property is the first phase of a twelve-acre, four-lot commercial complex located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida. The parcel includes a 22,000 square-foot, two-story office building known as the Concierge Office Building. As of June 30, 2013, approximately 74.3% of the building was leased to two tenants.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and market conditions. Pursuant to our on-going review, three properties were sold during the six months ended June 30, 2013. The Company made new investments in other income-producing assets with the proceeds from selling these properties, utilizing the tax-deferred like-kind exchange structure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Real Estate Operations. Until the significant downturn in the U.S. economy in 2008, the Company’s land transaction activity had been reasonably strong in the preceding several years. During 2009, however, land transactions decreased significantly, and in fiscal years 2010 and 2011, there were effectively no land transactions. We believe the trend in Company revenues and income from real estate operations during this period were consistent with the overall trend of national and local economies and real estate markets in general. Over the last several years, roads and interstate overpasses have been constructed, extended, or improved in the Daytona Beach, Volusia County area, which we believe will benefit Company owned land and may have a positive impact on future activity of our land assets. In the second quarter of 2012, we completed the sale of 16.6 acres of industrial land west of Interstate 95 at a price of $618,272 or $37,245 per acre. The gain recognized on the sale of this land totaled $573,069. The Company received $85,359 and $13,043 from third parties for the purchase of impact fees in the first six months of 2013 and 2012, respectively.

During 2011, the Company conducted an impairment analysis on approximately 300 acres of land, which had been reacquired in 2009 through a foreclosure proceeding. The analysis resulted in an impairment charge of $2,606,412, which represented the entire cost basis of the property. Management decided to abandon the property due to the high carrying costs associated with these parcels, as they were subject to the Indigo Community Development District bond issue, relative to the current market environment for undeveloped land. In the fourth quarter of 2012, the Company sold substantially all of its interest in this land to a third party for de minimus cash proceeds and the assumption of approximately $238,000 of accrued liabilities.

During the three months ended June 30, 2013, the Company conducted an impairment analysis on 6.23 acres of land, which had been reacquired through a foreclosure in 2009. Approximately 3.21 of these acres were subject to a sales contract that was executed during the quarter ended June 30, 2013. The analysis resulted in an impairment charge of $616,278, representing the portion of the cost basis of the property that management considered to be un-recoverable based on the land under contract and other current market prices.

Historical revenues and income in our real estate operations are not indicative of future results because of the unique nature of land transactions and variations in the cost basis of the owned land. A significant portion of the Company’s revenue and income in any given year may be generated through relatively large commercial real estate transactions. The timing of these real estate transactions, from the time of preliminary discussions, contract negotiations, and due diligence periods to closing, can last from several months to several years. Although we believe there have been recent indications of improvement in the overall economy and credit markets, we do not expect a significant improvement of economic conditions in the near term, in particular with the real estate market, and as a result we believe our ability to enter into land transactions will remain challenging. Further, despite an increased level of interest in our land holdings by developers and other interested parties, we do not believe land transactions will occur consistently from quarter to quarter and year over year.

The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 490,000 surface acres in 20 Florida counties. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances additional revenues from royalties applicable to production from the leased acreage. During 2011, an eight-year oil exploration lease covering approximately 136,000 net mineral acres, primarily located in Lee and Hendry Counties, was executed and a $913,657 first year rental payment was received. An additional $922,114, representing the guaranteed payment for the second year delay lease payment, was received in September 2012. We are recognizing the two payments totaling approximately $1.83 million into income through the first two years of the lease, which expires September 2013. After the second year of the lease, the Company would receive royalty payments if oil production occurs. Alternately, if production does not commence by the third anniversary of the effective date of the lease and the lease is not terminated by the parties at that time, the Company will receive additional lease payments based upon the acres remaining under lease. The Company also generates income from the release of surface entry rights.

At June 30, 2013, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. The Company received oil royalties of $72,347 and $82,915 during the three months ended June 30, 2013 and 2012, respectively. The Company received oil royalties of $144,427 and $161,484 during the six months ended June 30, 2013 and 2012, respectively.

During the first quarter of 2012, the Company signed an excavation agreement for fill dirt removal with up to four nine-month excavation periods and received an upfront non-refundable payment of $250,000 for the first excavation period beginning March 2012 and ending November 30, 2012. Through December 31, 2012, we recognized the entire non-refundable payment into income. The income from this excavation agreement was reclassified from Other Income into Real Estate Operations in the fourth quarter of 2012, and all prior quarterly information has been adjusted accordingly.

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

The Company leases the land and certain improvements attributable to the golf courses under a long-term lease with the City of Daytona Beach, Florida (the “City”). The Company entered into a management agreement with an affiliate of ClubCorp America (“ClubCorp”), effective January 25, 2012, to manage the LPGA International golf and clubhouse facilities. We believe ClubCorp, which owns and operates clubs and golf courses worldwide, brings substantial golf and club management expertise and knowledge to the LPGA International golf operations, including the utilization of national marketing capabilities, aggregated purchasing programs, and implementation of an affiliate member program, and our affiliation with ClubCorp will improve membership levels through the access to other member clubs in the affiliate program.

In July 2012, the Company entered into an agreement with the City of Daytona Beach, Florida (the “City”) to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”) whereby the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, would remain at $250,000 for the remainder of the lease term and any extensions subject to an annual rate increase of 1.75% beginning September 1, 2013. Under the Lease Amendment, the Company agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of June 30, 2013, approximately $2.6 million of the rent previously deferred that will not be due to the City remained to be amortized.

Agriculture and Other Income. Substantially all of our other income consists of revenues generated by our agricultural operations. The Company’s agricultural lands encompass approximately 9,700 acres in Daytona Beach, Florida. Our agricultural operations are managed by a third-party and consist of leasing land for hay production, timber harvesting, and hunting leases.

SUMMARY OF OPERATING RESULTS FOR QUARTER ENDED JUNE 30, 2013 COMPARED TO JUNE 30, 2012

Total revenue for the three months ended June 30, 2013 increased 12% to $5.0 million, compared to $4.4 million for the three months ended June 30, 2012. This increase included approximately $1.1 million in additional rent revenue generated by our income properties portfolio primarily from properties acquired in 2012 and the first quarter of 2013, in addition to an approximate $60,000 increase in revenue from our golf operations, offset by an approximate $627,000 decrease in revenue from our real estate operations. The second quarter of 2012 included approximately $618,000 in revenue from a land transaction. Net income for the three months ended June 30, 2013, was approximately $252,000, or $0.04 per share, versus net income of approximately $600,000, or $0.10 per share in same period in 2012. Contributing to the decrease in net income was an impairment loss totaling approximately $616,000 on 6.23 acres of land, or an after-tax, per share impact of $0.07 in connection with a contract to sell 3.21 of the acres. Net income for the three months ended June 30, 2013 was also impacted by additional depreciation and amortization of approximately $194,000 attributable to our larger asset portfolio, increased interest expense of approximately $316,000 including additional deferred loan cost amortization of $27,000, offset by $216,000 in lower income tax expense. Net income in the quarter ended June 30, 2012 benefited from approximately $191,000 of gains on the sale of the majority of our remaining agriculture equipment, an impact of approximately $0.02 per share after tax.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $3.3 million and $2.9 million, respectively, during the three months ended June 30, 2013, compared to total revenue and operating income of approximately $2.2 million and $2.1 million, respectively, for the three months ended June 30, 2012. The direct costs of revenues for our income property operations totaled approximately $382,000 and $175,000 for the three months ended June 30, 2013 and 2012, respectively. The 49% increase in revenues during the three months ended June 30, 2013 reflects our expanded portfolio of income properties, with fourteen income properties having been acquired from September 2012 through January 31, 2013. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $207,000 in our direct costs of revenues, primarily the result of two of the properties acquired in January 2013, which are base stop leases resulting in increased operating expenses, for these properties, including property taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

REAL ESTATE OPERATIONS

During the three months ended June 30, 2013, operating income from real estate operations was approximately $119,000 on revenues totaling approximately $303,000, a decrease of approximately $587,000 in operating income compared to the same period in 2012. For the three months ended June 30, 2012, revenues were approximately $930,000 and income was approximately $706,000. The 2012 period included revenue of approximately $618,000 and income of approximately $573,000 related to the sale of 16.6 acres of industrial land west of Interstate 95.

GOLF OPERATIONS

The Company’s golf operations had a net operating loss of approximately $113,000 during the three months ended June 30, 2013, representing a 38% improvement over the net operating loss of approximately $182,000 in the same period of 2012. Revenues from golf operations totaled approximately $1.31 million and $1.25 million for the three months ended June 30, 2013 and June 30, 2012, respectively. The total direct cost of golf operations revenues totaled approximately $1.4 million for the three months ended June 30, 2013 and 2012, respectively. The approximately $70,000 improvement in the net operating results from the golf operations was due to an increase of approximately 77% in the number of members since June 30, 2012, which resulted in a substantial increase in revenues from membership activities without generating significant increased costs. In addition, our food and beverage revenues increased substantially as a result of the reopening of our renovated and expanded facilities. Operating costs improved by 1.0%, or approximately $10,000, during the three months ended June 30, 2013, compared to the same period in 2012.

AGRICULTURE AND OTHER INCOME

For the three months ended June 30, 2013, revenues from other sources, primarily our agriculture operations, totaled approximately $31,000, compared to approximately $8,000 in the same period in 2012. The 282% increase in revenues during the three months ended June 30, 2013 primarily reflects revenues from additional timber harvesting. For the three months ended June 30, 2013, the direct cost of revenues totaled approximately $55,000, compared to approximately $66,000, in the same period in 2012, reflecting a decrease of approximately $11,000, or 17% during the three months ended June 30, 2013. The agriculture and other operations had a net operating loss of approximately $25,000 in the three months ended June 30, 2013, an improvement of approximately $34,000, or 58% from the net operating loss of approximately $58,000 in the same period of 2012.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $1.26 million and $1.34 million for the three months ended June 30, 2013 and 2012, respectively, a decrease of approximately $75,000 or 6%. The decrease in the three months ended June 30, 2013 was primarily comprised of an approximate $143,000 decrease in legal expenses offset by increases in payroll and related expenses, which totaled approximately $70,000.

Interest expense totaled approximately $469,000 for the three months ended June 30, 2013 and approximately $152,000 for the three months ended June 30, 2012, respectively. The increased interest expense during the three months ended June 30, 2013 compared to the same period in 2012 reflects our increased borrowings to finance our acquisition of more than $53.5 million in income properties during the period from June 30, 2012 to June 30, 2013. During that period, our long-term debt increased $23.6 million, of which approximately $20.0 million occurred during the first quarter of 2013. Also, included in interest expense in the consolidated financial statements is the amortization of loan costs incurred in connection with the Company’s notes payable and line of credit. For the three months ended June 30, 2013 and 2012, the amortization of loan costs totaled approximately $53,000 and $26,000, respectively.

SUMMARY OF OPERATING RESULTS FOR SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO JUNE 30, 2012

Total revenue for the six months ended June 30, 2013 increased to $10.0 million, compared to $9.0 million during the same period in 2012. This increase included approximately $2.1 million in additional rent revenue generated by our income properties portfolio primarily from properties acquired in 2012 and the first quarter of 2013, in addition to an approximate $195,000 increase in revenue from our golf operations, offset by a $1.4 million decrease in revenue from our real estate operations. The six months ended June 30, 2012 included approximately $618,000 in revenue from a land transaction and approximately $730,000 in revenue from real estate operations in resolution of the Dunn Avenue Extension obligation, of which $570,000 was non-cash. Our income from continuing operations for the six months ended June 30, 2013, was approximately $167,000 versus $729,000 in the same period in 2012. Net income for the six months ended June 30, 2013, was approximately $589,000, or $0.10 per share, versus net income of approximately $1.1 million, or $0.19 per share in the same period in 2012. The decrease in net income was primarily attributable to the aforementioned land transaction and resolution of the Dunn Avenue Extension obligation that occurred during the six months ended June 30, 2012, an after-tax, per share impact of $0.14.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Also contributing to the decrease in net income was an impairment loss totaling approximately $616,000 on 6.23 acres of land, an after-tax, per share impact of $0.07 in connection with a contract to sell 3.21 of the acres. In addition, net income for the six months ended June 30, 2013 benefited from increased revenues in our income property operations and golf operations of approximately $2.1 million and $195,000, respectively, offset by increased expenses including depreciation and amortization and interest which increased approximately $408,000 and $484,000, respectively.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $6.4 million and $5.8 million, respectively, during the six months ended June 30, 2013, compared to total revenue and operating income of approximately $4.4 million and $4.0 million, respectively, for the six months ended June 30, 2012. The 47% increase in revenues during the six months ended June 30, 2013 reflects our expanded portfolio of income properties, with the benefit of fourteen income properties acquired from September 2012 through January 3, 2013, and partial revenues from three properties acquired in late January of 2013. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $292,000 in our direct costs of revenues, primarily the result of two of the properties acquired in January 2013, which are base stop leases resulting in increased operating expenses, for these properties, including property taxes.

REAL ESTATE OPERATIONS

Revenues and operating income from our real estate operations totaled approximately $641,000 and $336,000, respectively, during the six months ended June 30, 2013, compared to total revenue and operating income of approximately $2.0 million and $1.6 million, respectively, for the six months ended June 30, 2012. The 2012 period included revenue of approximately $618,000 and income of approximately $573,000 related to the sale of 16.6 acres of industrial land west of Interstate 95. Additionally, revenues for the six months ended June 30, 2012 included approximately $730,000 recognized in connection with the final resolution of the Dunn Avenue Extension obligation.

GOLF OPERATIONS

Revenues and operating loss from our golf operations totaled approximately $2.8 million and $55,000, respectively, during the six months ended June 30, 2013, compared to total revenue and operating loss of approximately $2.6 million and $314,000, respectively, for the six months ended June 30, 2012. The approximately $258,000 improvement in the net operating results from the golf operations was due to an increase of approximately 77% in the number of members since June 30, 2012, which resulted in a substantial increase in revenues from membership activities without generating significant increased costs. In addition, our food and beverage revenues increased substantially as a result of the reopening of our renovated and expanded facilities. Operating costs improved by 2.2% or approximately $64,000, during the six months ended June 30, 2013, compared to the same period in 2012.

AGRICULTURE AND OTHER INCOME

For the six months ended June 30, 2013, revenues from other sources, primarily our agriculture operations, totaled approximately $128,000, compared to approximately $51,000, in the same period in 2012. The 153% increase in revenues during the six months ended June 30, 2013 primarily reflects revenues from additional timber harvesting. For the six months ended June 30, 2013, the direct cost of revenues totaled approximately $86,000, compared to approximately $138,000, in the same period in 2012. The decrease of approximately $51,000, or 37%, during the six months ended June 30, 2013 is attributable to the reduction of employees, the disposition of agricultural equipment and the related reduced maintenance and insurance costs, and the outsourcing of the agriculture operations. For the six months ended June 30, 2013, the agriculture and other operations had net operating income of approximately $42,000, an increase of 148%, as compared to a net operating loss of approximately $87,000 in the same period of 2012.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $3.0 million and $2.8 million for the six months ended June 30, 2013 and 2012, respectively. The increase in the six months ended June 30, 2013 was primarily comprised of higher stock compensation costs, which totaled approximately $601,000 and $424,000 for the six months ended June 30, 2013 and 2012, respectively, an increase of 41.9%, reflecting our higher stock price and additional grants of equity-based stock options in January 2013, and some increased payroll costs. Total payroll related expenses increased by approximately $368,000 which includes a separation payout of approximately $103,000 during the first six months of 2013 and increased incentive compensation expense of approximately $96,000. These increases are offset by a significant decrease in legal expenses of approximately $243,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest expense totaled approximately $806,000 for the six months ended June 30, 2013 and approximately $323,000 for the six months ended June 30, 2012, respectively. The increased interest expense during the six months ended June 30, 2013 compared to the same period in 2012 reflects our increased borrowings to finance our acquisition of more than $53.5 million in income properties during the period from June 30, 2012 to June 30, 2013. During that period, our long-term debt increased $23.6 million, of which approximately $20.0 million occurred during the first quarter of 2013. Included in interest expense in the consolidated financial statements is the amortization of loan costs incurred in connection with the Company’s notes payable and line of credit. For the first six months of 2013 and 2012, the amortization of loan costs totaled approximately $94,000 and $46,000, respectively. In the first quarter of 2012 we recognized a loss of approximately $246,000, related to the extinguishment of the debt outstanding that was paid off with proceeds from the new credit agreement entered into with Bank of Montreal (“BMO”).

DISCONTINUED OPERATIONS

In the fourth quarter of 2012, one income property was classified as held for sale as we had commenced an active program to market and sell the property and determined there was a high probability that a sales transaction would occur within one year. This property, along with two more properties were sold during the six months ended June 30, 2013, therefore, these three properties’ operating results were included in discontinued operations for the six months ended June 30, 2013 and 2012. In addition, the operations from two properties which were sold prior to June 30, 2012, were also included in discontinued operations for the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled approximately $1.3 million at June 30, 2013, with additional restricted cash of approximately $234,000 being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013.

Our total cash balance at June 30, 2013 reflects cash flows provided by operating activities totaling approximately $1.9 million, during the six months then ended, compared to the prior year’s cash flows, in the same period, totaling approximately $1.9 million. During the six months ended June 30, 2012, cash flows provided by operating activities included approximately $610,000 of cash received in conjunction with the sale of 16.6 acres of land.

Our cash flows used in investing activities totaled approximately $17.6 million for the six months ended June 30, 2013, reflecting the use of approximately $27.9 million to acquire seven income properties, offset by the proceeds from the sale of three income properties for $10.6 million.

Our cash flows provided by financing activities totaled approximately $15.7 million, for the six months ended June 30, 2013, primarily related to permanent financing borrowings, which were utilized in our investing activities, offset by repayments on our credit facility.

Our total notes payable and line of credit balance totaled approximately $44.4 million at June 30, 2013, representing an increase of approximately $15.3 million from the balance of approximately $29.1 million at December 31, 2012. The increase in the notes payable and line of credit was due to our acquisition activities net of payments we made to reduce the balance outstanding on the line of credit utilizing cash from our operations, cash from disposition activities, and the proceeds from the origination of the notes payable.

On February 27, 2012, we entered into a Credit Agreement (the “Agreement”) with BMO. The Agreement consisted of a $46.0 million revolving credit facility with a maturity of February 27, 2015, subject to a one-year extension at the option of the Company (the “Credit Facility”). The indebtedness outstanding accrued interest, prior to the amendments of the agreement at a rate ranging from the 30-day London Interbank Offer Rate (“LIBOR”) plus basis points to LIBOR plus 250 basis points, with the spread over LIBOR based on a ratio of the Company’s total indebtedness to total asset value. The indebtedness under the facility is unsecured and is guaranteed by certain subsidiaries of the Company.

On September 20, 2012, the Company entered into the first amendment to the Agreement (“Amendment”). This Amendment expanded the accordian feature of the Credit Facility to $62.0 million. The Amendment also modified some of the restrictive covenants contained in the original Agreement. The changes to the restrictive covenants are not considered material in nature. On September 21, 2012, Branch Banking and Trust Company was added as a participating lender to the agreement in the amount of $16.0 million. On February 14, 2013, Wells Fargo Bank N.A. was added as a participant lender to the Agreement in the amount of $20.0 million and the total available capacity on the Credit Facility was increased to $66.0 million. As a result, as of February 14, 2013, BMO’s commitment under the $66.0 million Credit Facility capacity totaled $30.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On February 22, 2013, the Company closed on a $7.3 million loan with UBS Real Estate Securities Inc., secured by its interest in the two-building office complex leased to Hilton Resorts Corporation, which was acquired on January 31, 2013. The new mortgage loan matures in February 2018, carries a fixed rate of interest of 3.655% per annum, and requires payments of interest only prior to maturity.

On March 8, 2013, the Company closed on a $23.1 million loan with Bank of America, N.A., secured by its interest in fourteen income properties. The new mortgage loan matures in April 2023, carries a fixed rate of 3.67% per annum, and requires payments of interest only prior to maturity.

On March 29, 2013, the Company entered into the second amendment to the Agreement (“Second Amendment”). The Second Amendment expands the accordion feature allowing the Company to increase the Credit Facility up to $125 million and reduces the interest rate by 25 basis points, which now ranges from LIBOR plus 150 basis points up to LIBOR plus 225 basis points, based on the total balance outstanding under the Credit Facility as a percentage of total asset value of the Company. The Second Amendment also extends the maturity date to March 31, 2016 from February 27, 2015.

On February 14, 2013, the Company sold its interest in the 4,128 square-foot building under lease to PNC Bank, located in Alpharetta, Georgia. The sales price on this transaction amounted to $3,550,000. The property was written down to estimated fair value resulting in a loss of approximately $427,000, and was presented as assets held for sale on the consolidated balance sheet at December 31, 2012. On February 21, 2013, the Company sold its interest in the 13,824 square-foot building under lease to CVS, located in Clermont, Florida. The sales price on this transaction amounted to $4,050,000. On May 31, 2013, the Company sold its interest in the 13,905 square-foot building under lease to Walgreens, located in Kissimmee, Florida. The sales price on this transaction amounted to $3,400,000. The proceeds from the sale of this property were used to complete a Section 1031 exchange for an income property the Company acquired in January 2013, leased to an affiliate of Big Lots, located in Phoenix, Arizona. The Company recognized a gain of approximately $503,000 on this sale. These three properties’ operating results were included in discontinued operations for the six months ended June 30, 2013 and 2012.

As noted previously, the Company used approximately $27.9 million of cash to acquire seven income properties during the six months ended June 30, 2013. These acquisitions included: four single-tenant bank branches in Orange and Los Angeles Counties, California for $8.0 million, a single-tenant property located in Phoenix, Arizona for $5.0 million, and two single-tenant office properties in Orlando, Florida for $14.6 million. We are targeting additional investments between approximately $18 million to $28 million in income-producing properties, ground leases, or in mortgage loans during the remainder of 2013. We expect to fund these acquisitions utilizing the available capacity under our credit facility of approximately $52.0 million, cash from operations, proceeds from the dispositions of non-core income properties or transactions in our land assets, which we expect will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Additional funds expected to be invested for tenant improvements on our self-developed income properties will only occur as new leases are secured. As of June 30, 2013, our contractual requirements to make capital expenditures are limited to certain tenant improvements for the two income properties leased to Hilton Resorts Corporation in the amount of approximately $64,000 for which we have recognized an obligation of that amount. Investments in capital improvements can be reduced at our discretion based on operating cash needs. We do not anticipate investing significant funds on further improvements to the golf operations facilities in 2013.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with cash flow from our operations and the aforementioned available capacity on the existing $66.0 million credit facility.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. Through June 30, 2013, 4,660 shares had been repurchased at a total cost of $104,648, with no repurchases occurring during 2013.

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

Our Board of Directors and management consistently review the allocation of capital with the goal of providing the best long-term return for our shareholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing stock, and retaining funds for reinvestment. In April 2013, the Board declared a dividend of $0.03 per share for the first semi-annual dividend in 2013, payable in May 2013, reflecting a 50% increase in the dividend declared in the fourth quarter of 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Annually, the Board reviews our business plan and corporate strategies and makes adjustments as circumstances warrant. Management’s focus is to continue to execute on our strategy which is to diversify our portfolio by redeploying proceeds from like-kind exchange transactions and utilizing our credit facility to increase our portfolio of income-producing properties, to provide stabilized cash flows with good risk adjusted returns primarily in larger metropolitan areas.

We may also utilize our low-leveraged balance sheet to invest in ground leases, loans, securities, and other shorter term investments. Targeted investment classes include the following:

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2012. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the six months ended June 30, 2013, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We manage our debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. We are primarily exposed to interest rate risk on our outstanding debt borrowings, which totaled $44.4 million at June 30, 2013. Our borrowings include $14.0 million outstanding on our $66.0 million revolving credit facility, which bears a variable rate of interest based on the 30-day LIBOR and our level of borrowing as a percentage of our total asset value. Approximately $30.4 million of our outstanding debt bears interest at a fixed rate of 3.67%. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would affect our financial position, results of operations, and cash flows by approximately $140,000.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of June 30, 2013, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving the property. The proposed road modifications would impact access to the Company’s property that is leased to Harris Teeter. The Company does not believe the road modifications provide a basis for Harris Teeter to terminate the Lease. In May 2012, the North Carolina Department of Transportation (“NCDOT”) indicated that while it had not reached a final decision on its consideration of this matter, the intersection would remain all-access. On November 6, 2012, the Company filed its response to the condemnation pleadings. In January 30, 2013, NCDOT proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte (“Charlotte”) proposed to build and maintain a new access road/point into the property. These proposals are tentative and any proposed action by NCDOT and Charlotte would require NCDOT and Charlotte to obtain additional public funding. The trial in this matter was initially scheduled for the week of September 16, 2013, with mediation to occur prior to July 22, 2013. In light of the proposed redesign, the trial has been continued until April 2014, with mediation to occur prior.

In May 2010, the Company filed a lawsuit in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida, in order to enforce its approximate $3.8 million claim of lien on real property owned by FM Bayberry Cove Holding, LLC (“FM Bayberry”) for its share of the costs for construction of a road. BB&T was included as a defendant as the current mortgage holder of the property subject to the Company’s lien. BB&T filed a counterclaim asserting that its mortgage is superior to the Company’s claim of lien which the Company denied. BB&T and the Company each filed motions for summary judgment as to the priority of their respective interests in the property which were heard by the court on January 12, 2012. The Circuit Court determined that the Company’s interests were superior to the lien imposed by BB&T and all other interests. The Company subsequently filed a motion for summary judgment of foreclosure, which was granted and the Final Judgment of Foreclosure was entered in August 2012. However, all further proceedings in the Circuit Court (including the foreclosure sale) are stayed pending BB&T’s appeal to the Florida District Court of Appeal, Fifth District regarding the Circuit Court’s determination in the matter of priority. In December 2012, the Company and BB&T attended an appellate court-ordered mediation. The mediation was terminated on or about January 10, 2013, when the parties were unable to reach agreement. Briefing in the appeal is complete. Oral arguments will be scheduled by the Court and are anticipated to occur in the fourth quarter of 2013. As of June 30, 2013, the amount of the judgment plus interest is in excess of $4.4 million.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to those risk factors. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the six months ended June 30, 2013, which were not previously reported.

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

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

July 30, 2013	By:	/S/ JOHN P. ALBRIGHT
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

July 30, 2013	By:	/S/ MARK E. PATTEN
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)