Form 10-Q
period 2013-09-30
CONSOLIDATED TOMOKA LAND CO
filed 2013-10-31
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Class of Common Stock Outstanding

October 23, 2013

$1.00 par value 5,864,359

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2013	December 31, 2012
ASSETS
Cash and Cash Equivalents	$743,424	$1,301,739
Restricted Cash	322,562	—
Refundable Income Taxes	—	239,720
Commercial Mortgage Loan, Held for Investment	18,006,024	—
Land and Development Costs	26,520,183	27,848,525
Intangible Assets – Net	6,616,419	4,527,426
Assets Held for Sale	3,203,100	3,433,500
Other Assets	8,654,440	8,254,399

	64,066,152	45,605,309

Property, Plant, and Equipment:
Land, Timber, and Subsurface Interests	15,241,501	15,194,901
Golf Buildings, Improvements, and Equipment	3,013,856	2,879,263
Income Properties, Land, Buildings, and Improvements	158,189,373	132,202,887
Other Furnishings and Equipment	920,703	906,441
Construction in Process	51,215	—

Total Property, Plant, and Equipment	177,416,648	151,183,492
Less, Accumulated Depreciation and Amortization	(12,758,397)	(12,091,901)

Property, Plant, and Equipment – Net	164,658,251	139,091,591

TOTAL ASSETS	$228,724,403	$184,696,900

LIABILITIES
Accounts Payable	$453,883	$440,541
Accrued Liabilities	5,499,913	6,121,392
Deferred Revenue	4,199,583	850,951
Accrued Stock-Based Compensation	346,418	265,311
Pension Liability	1,225,932	1,317,683
Income Taxes Payable	1,356,638	—
Deferred Income Taxes – Net	31,646,987	32,357,505
Long-Term Debt	66,727,032	29,126,849

TOTAL LIABILITIES	111,456,386	70,480,232

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Common Stock – 25,000,000 shares authorized; $1 par value, 5,864,359 shares issued and 5,849,725 shares outstanding at September 30, 2013; 5,847,036 shares issued and 5,832,402 shares outstanding at December 31, 2012	5,764,792	5,726,136
Treasury Stock, at cost – 14,634 shares held at September 30, 2013 and December 31, 2012	(453,654)	(453,654)
Additional Paid-In Capital	8,292,677	6,939,023
Retained Earnings	104,901,682	103,242,643
Accumulated Other Comprehensive Loss	(1,237,480)	(1,237,480)

TOTAL SHAREHOLDERS’ EQUITY	117,268,017	114,216,668

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$228,724,403	$184,696,900

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues
Income Properties	$3,356,937	$2,177,895	$9,621,147	$6,390,847
Interest Income from Commercial Mortgage Loan	644,198	—	644,198	—
Real Estate Operations	1,369,397	421,983	2,010,722	2,417,367
Golf Operations	981,118	861,326	3,758,629	3,443,984
Agriculture and Other Income	20,845	95,971	149,028	146,629

Total Revenues	6,372,495	3,557,175	16,183,724	12,398,827

Direct Cost of Revenues
Income Properties	(427,341)	(199,710)	(1,038,922)	(518,904)
Real Estate Operations	(174,411)	(143,138)	(480,152)	(531,913)
Golf Operations	(1,321,337)	(1,314,428)	(4,154,338)	(4,210,961)
Agriculture and Other Income	(33,821)	(28,530)	(120,275)	(166,420)

Total Direct Cost of Revenues	(1,956,910)	(1,685,806)	(5,793,687)	(5,428,198)

General and Administrative Expenses	(1,207,593)	(2,311,448)	(4,221,831)	(5,070,383)
Impairment Charges	—	—	(616,278)	—
Depreciation and Amortization	(738,537)	(509,242)	(2,146,515)	(1,508,801)
Gain (Loss) on Disposition of Assets	—	(33,513)	—	242,051

Total Operating Expenses	(3,903,040)	(4,540,009)	(12,778,311)	(11,765,331)

Operating Income	2,469,455	(982,834)	3,405,413	633,496

Interest Income	—	453	391	820
Interest Expense	(509,898)	(152,847)	(1,316,026)	(475,449)
Loss on Early Extinguishment of Debt	—	—	—	(245,726)

Income (Loss) from Continuing Operations
Before Income Tax Expense	1,959,557	(1,135,228)	2,089,778	(86,859)
Income Tax (Expense) Benefit	(755,918)	433,244	(796,738)	36,656

Income (Loss) from Continuing Operations	1,203,639	(701,984)	1,293,040	(50,203)
Income from Discontinued Operations (Net of Tax)	38,665	145,378	538,079	587,584

Net Income (Loss)	$1,242,304	$(556,606)	$1,831,119	$537,381

Per Share Information:
Basic and Diluted
Income (Loss) from Continuing Operations	$0.21	$(0.13)	$0.23	$(0.01)
Income from Discontinued Operations (Net of Tax)	0.01	0.03	0.09	0.10

Net Income (Loss)	$0.22	$(0.10)	$0.32	$0.09

Dividends Declared and Paid	$—	$—	$0.03	$0.02

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Income (Loss)	$1,242,304	$(556,606)	$1,831,119	$537,381
Total Other Comprehensive Income, Net of Tax	—	—	—	—

Total Comprehensive Income (Loss)	$1,242,304	$(556,606)	$1,831,119	$537,381

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2012	$5,726,136	$(453,654)	$6,939,023	$103,242,643	$(1,237,480)	$114,216,668
Net Income	—	—	—	1,831,119	—	1,831,119
Exercise of Stock Options	20,156	—	593,436	—	—	613,592
Vested Restricted Stock	18,500	—	101,032	—	—	119,532
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	659,186	—	—	659,186
Cash Dividends ($0.03 per share)	—	—	—	(172,080)	—	(172,080)

Balance September 30, 2013	$5,764,792	$(453,654)	$8,292,677	$104,901,682	$(1,237,480)	$117,268,017

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash Flow from Operating Activities:
Net Income	$1,831,119	$537,381

Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization	2,211,346	1,894,965
Loan Cost Amortization	147,917	74,389
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	(557,216)	(242,051)
Loss on Disposition of Assets Held for Sale	26,367	—
Impairment Charges	616,278	—
Discount Accretion on Commercial Mortgage Loan	(526,966)	—
Amortization of Fees on Acquisition of Commercial Mortgage Loan	20,021	—
Deferred Income Taxes	(710,518)	(185,447)
Non-Cash Compensation	852,536	870,304

Decrease (Increase) in Assets:
Refundable Income Taxes	239,720	399,905
Land and Development Costs	712,064	(18,363)
Other Assets	(486,670)	108,562

Increase (Decrease) in Liabilities:
Accounts Payable	13,342	(189,121)
Accrued Liabilities and Accrued Stock Based Compensation	(713,230)	(460,794)
Deferred Revenue	3,348,632	427,843
Income Taxes Payable	1,356,638	345,393

Net Cash Provided By Operating Activities	8,381,380	3,562,966

Cash Flow From Investing Activities:
Acquisition of Property, Plant, and Equipment	(36,790,580)	(8,661,344)
Acquisition of Intangible Assets	(2,920,739)	(610,870)
Acquisition of Commercial Mortgage Loan	(17,655,367)	—
Increase in Restricted Cash	(322,562)	(984,547)
Proceeds from Disposition of Property, Plant, and Equipment, Net	7,198,436	480,150
Proceeds from Disposition of Assets Held for Sale, Net	3,407,133	7,694,710
Principal Payments Received on Commercial Mortgage Loan	95,000	—

Net Cash Used In Investing Activities	(46,988,679)	(2,081,901)

Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	85,250,000	22,341,849
Payments on Long-Term Debt	(47,649,817)	(20,881,714)
Cash Proceeds from Exercise of Stock Options	519,849	2,089
Cash Used to Purchase Common Stock	—	(453,654)
Cash from Excess Tax Benefit from Vesting of Restricted Stock	101,032	—
Dividends Paid	(172,080)	(114,510)

Net Cash Provided By Financing Activities	38,048,984	894,060

Net Increase (Decrease) in Cash	(558,315)	2,375,125
Cash, Beginning of Year	1,301,739	6,174

Cash, End of Period	$743,424	$2,381,299

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Income tax refunds totaling $39,406 and $227,500 were received in the first nine months of 2013 and 2012, respectively. Income taxes of $187,186 were paid during the first nine months of 2013, while none were paid during the first nine months of 2012.

Interest totaling $1,117,583 and $367,703 was paid in the first nine months of 2013 and 2012, respectively.

During March 2013, the Company settled a legal proceeding resulting in a non-cash conveyance of certain real property acreage in the amount of $702,827. This non-cash transaction was reflected on the balance sheet as a decrease in land and development costs and accrued liabilities.

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS

Description of Business

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. (“CTLC”) together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own and manage commercial real estate properties in nine states in the U.S., and two self-developed multi-tenant properties located in Florida. As of September 30, 2013, we owned 37 single-tenant income-producing properties, in nine states, with more than 759,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,000 acres in Florida, a majority of which is located within and forms a substantial portion of, the western boundary of the City of Daytona Beach (the “City”). Our land is well-located along both sides of Interstate 95 and near central Florida’s Interstate 4 corridor. We also have an investment in a commercial mortgage loan collateralized by a hotel property in Atlanta, Georgia. We have a golf course operation which consists of the LPGA International golf club, lease property for billboards, have agricultural operations that are managed by a third party and consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations in our consolidated statements of operations, respectively.

More than 50% of the Company’s income property portfolio, based on annual revenues, and all of our land, golf operations, agriculture operations, and subsurface interests, are located in the State of Florida.

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

The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013.

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

Fair Value of Financial Instruments

The largest carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable at September 30, 2013 and December 31, 2012, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s long-term debt and commercial mortgage loan approximates fair value at September 30, 2013 and December 31, 2012, since the notes are at floating rates or fixed rates, which approximate current market rates for notes with similar risks and maturities.

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS (continued)

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and bank demand accounts having maturities at acquisition date of 90 days or less.

Restricted Cash

Restricted cash totaled approximately $323,000 at September 30, 2013 and consisted of cash being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013.

Classification of Loans

Loans held for investment are stated at the principal amount outstanding and include the unamortized deferred loan fees in accordance with GAAP.

Loan Impairment

The Company’s commercial mortgage loan is held for investment and collateralized by a hotel property in Atlanta, Georgia. The Company evaluates the performance of the collateral property and the financial and operating capabilities of the borrower/guarantor, in part, to assess whether any deterioration in the credit has occurred and for possible impairment of the loan. Impairment would reflect the Company’s determination that it is probable that all amounts due according to the contractual terms of the loan would not be collected. Impairment is measured based on the present value of the expected future cash flows from the loan discounted at the effective rate of the loan or the fair value of the collateral. Upon measurement of impairment, the Company would record an allowance to reduce the carrying value of the loan with a corresponding recognition of loss in the results of operations. Significant exercise of judgment is required in determining impairment, including assumptions regarding the estimate of expected future cash flows, collectability of the loan, the value of the underlying collateral and other provisions including guarantees. The Company has determined that, as of September 30, 2013, no allowance for impairment was required.

Interest Income Recognition

Interest income on commercial mortgage loans includes interest payments made by the borrower and the accretion of purchase discounts, offset by the amortization of fees. Interest payments are accrued based on the actual coupon rate and the outstanding principal balance and purchase discounts are accreted into income using the effective yield method, adjusted for prepayments.

Intangible Assets

As of September 30, 2013, the in-place lease value totaled $6,616,419, net of accumulated amortization of $2,923,476. At December 31, 2012, the in-place lease value totaled $4,527,426, net of accumulated amortization of $3,443,102. Amortization expense for the three months ended September 30, 2013 and 2012 was approximately $168,000 and $103,000, respectively. Amortization expense for the nine months ended September 30, 2013 and 2012 was approximately $500,000 and $303,000, respectively.

The estimated future amortization expense related to intangible assets is as follows:

Year Ending December 31,	Amount
Remainder of 2013	$172,620
2014	690,481
2015	690,481
2016	652,393
2017	561,639
2018	553,951
Thereafter	3,294,854

$6,616,419

Reclassifications

Certain items in the prior year’s consolidated statements of operations have been reclassified to conform to the presentation of statements of operations for the three and nine months ended September 30, 2013. Specifically, loan cost amortization was previously included in depreciation and amortization on the consolidated financial statements and is now included in interest expense. In addition, deferred revenue was previously included with accrued liabilities on the consolidated balance sheets and is now segregated as its own line item. These reclassifications had no effect on the current year and prior year presentation of income (loss) from continuing operations before taxes.

NOTE 2. RECENT ACQUISITIONS OF INCOME PROPERTIES

During the nine months ended September 30, 2013, the Company acquired nine income properties at a total acquisition cost of approximately $39.5 million. Of the total acquisition cost, approximately $13.2 million was allocated to land, approximately $23.4 million was allocated to buildings and improvements, and approximately $2.9 million was allocated to intangible assets pertaining to the in-place lease value. The weighted average amortization period for the $2.9 million allocated to intangible assets is approximately 10.5 years.

On September 13, 2013, the Company acquired a 25,600 square foot building leased to Big Lots in Germantown, Maryland. The total purchase price was approximately $5.0 million. On the acquisition date, the remaining term of the lease was approximately 10.4 years, with three five-year option periods.

On July 25, 2013, the Company acquired a 16,280 square foot building leased to a subsidiary of Rite Aid Corp. in Renton, Washington, a suburb of Seattle. The total purchase price was approximately $6.6 million. On the acquisition date, the remaining term of the lease was 13 years, with lease escalations during the six five-year option periods.

NOTE 3. DISCONTINUED OPERATIONS

As described in Note 18 “Subsequent Events,” on October 14, 2013, the Company executed a purchase and sale agreement to sell its interest in the 15,120 square-foot building located in Orlando, Florida, which is leased to Walgreens. Accordingly, the property was presented as assets held for sale on the consolidated balance sheet at September 30, 2013 and the property’s operating results were included in discontinued operations for each of the three and nine month periods ending September 30, 2013 and 2012, respectively.

On May 31, 2013, the Company sold its interest in the 13,905 square-foot building, located in Kissimmee, Florida, which was leased to Walgreens, for $3,400,000. Upon the sale in May 2013, the property’s operating results were included in discontinued operations for each of the three and nine month periods ended September 30, 2013 and 2012. The proceeds from the sale of this property were used to complete a Section 1031 exchange for an income property the Company acquired in January 2013 located in Phoenix, Arizona, and leased to an affiliate of Big Lots. The Company recognized a gain of approximately $503,000 on this sale and as outlined below, this gain is included in the reported income from discontinued operations.

On February 21, 2013, the Company sold its interest in the 13,824 square-foot building, located in Clermont, Florida, which was leased to CVS, for $4,050,000 generating a gain of approximately $54,000. Upon the sale in February 2013, the property’s operating results were included in discontinued operations for each of the three and nine month periods ended September 30, 2013 and 2012.

On February 14, 2013, the Company sold its interest in the 4,128 square-foot building, located in Alpharetta, Georgia, which was leased to PNC Bank, for $3,550,000. The property was presented as assets held for sale on the consolidated balance sheet for the year ended December 31, 2012. As a result, the value was written down to reflect the contractual sales price resulting in a loss of approximately $427,000 for the year ended December 31, 2012. The property’s operating results were included in discontinued operations for each of the three and nine month periods ended September 30, 2013 and 2012.

On May 31, 2012, the Company sold its interest in the 25,454 square-foot building, located in Asheville, North Carolina, which was leased to Northern Tool and Equipment, for $3,925,000. Upon the sale in May 2012, the property’s operating results were included in discontinued operations for each of the three and nine month periods ended September 30, 2012.

On May 31, 2012, the Company sold its interest in the 15,120 square-foot building, located in Powder Springs, Georgia, which was leased to Walgreens, for $4,090,323. Upon the sale in May 2012, the property’s operating results were included in discontinued operations for each of the three and nine month periods ended September 30, 2012.

A gain of $78,455 was recognized on the sale of the properties in Asheville and Powder Springs during the nine months ended September 30, 2012.

Following is a summary of income from discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Leasing Revenue and Other Income	$74,412	$283,447	$409,973	$1,018,447
Costs and Other Expenses	(11,465)	(46,771)	(64,830)	(140,313)

Income from Operations	62,947	236,676	345,143	878,134
Gain on Sale of Property	—	—	530,849	78,455

Income before Income Tax Expense	62,947	236,676	875,992	956,589
Income Tax Expense	(24,282)	(91,298)	(337,913)	(369,005)

Income from Discontinued Operations	$38,665	$145,378	$538,079	$587,584

NOTE 4. COMMERCIAL MORTGAGE LOAN

On August 7, 2013, the Company acquired a $19.56 million loan secured by a hotel in Atlanta, Georgia, for approximately $17.65 million, a discount of approximately $2.05 million. The discount is being accreted into income ratably through the contractual maturity date in March 2014, which is included in Interest Income from Commercial Mortgage Loan in the consolidated financial statements.

The Company’s commercial mortgage loan portfolio comprised the following at September 30, 2013:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon	Property Size

Hotel – Atlanta, GA	August 2013	March 2014	$19,560,000	$19,465,000	$18,006,024	30-day LIBOR plus 4.50%	110 rooms

Total			$19,560,000	$19,465,000	$18,006,024

The carrying value of the commercial mortgage loan as of September 30, 2013 consisted of the following:

Total
Current Face Amount	$19,465,000
Unamortized Fees	67,558
Unaccreted Purchase Discount	(1,526,534)

$18,006,024

NOTE 5. COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Income Available to Common Shareholders:
Income (Loss) from Continuing Operations	$1,203,639	$(701,984)	$1,293,040	$(50,203)
Discontinued Operations	38,665	145,378	538,079	587,584

Net Income (Loss)	$1,242,304	$(566,606)	$1,831,119	$537,381

Weighted Average Shares Outstanding	5,750,158	5,710,808	5,735,585	5,720,303
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	5,657	—	3,598	—

Total Shares Applicable to Diluted Earnings Per Share	5,755,815	5,710,808	5,739,183	5,720,303

Basic and Diluted Per Share Information:
Income (Loss) from Continuing Operations	$0.21	$(0.13)	$0.23	$(0.01)
Discontinued Operations	0.01	0.03	0.09	0.10

Net Income (Loss)	$0.22	$(0.10)	$0.32	$0.09

The effect of 38,800 and 58,800 potentially dilutive securities were not included for the three and nine months ended September 30, 2013, respectively, as the effect would be antidilutive. The effect of 179,600 and 217,700 potentially dilutive securities were not included for the three and nine months ended September 30, 2012, respectively, as the effect would be antidilutive.

NOTE 6. PENSION PLAN

The Company maintains a Defined Benefit Pension Plan (the “Pension Plan”) for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on years of service and the average compensation for the five highest consecutive years during the final ten years of employment. The benefit formula generally provides for a life annuity benefit. Effective December 31, 2011, the Company amended its Pension Plan to freeze participants’ benefits with no future accruals after that date. Any current or future employee who was not a participant of the Pension Plan on December 31, 2011 will not be eligible to enter the Pension Plan. Although the Pension Plan will remain active with no new entrants and no future accruals, the Company’s contribution level is expected to decline over time. In January 2013, the Company made a cash contribution to the Pension Plan of $84,600 related to the 2012 Pension Plan year. The Company did not make any contributions related to the 2013 Pension Plan year during the nine months ended September 30, 2013.

On October 23, 2013 the Company’s Board of Directors approved the commencement of the steps necessary to terminate the Pension Plan, pursuant to the Plan, and for the Company to make the required level of contribution whereby the Pension Plan would have sufficient funds to pay all benefits owed participants and beneficiaries through either the purchase of an annuity from an insurance company or, pay the benefit owed in a one-time lump sum payment. No termination date has been set but the Company expects to make a $1.0 million contribution prior to December 31, 2013 as part of the termination process. There can be no assurance that the Company will complete the termination of the Pension Plan or if completed, the timing within which the termination will occur.

NOTE 7. LONG-TERM DEBT

On February 27, 2012, the Company entered into a Credit Agreement (the “Agreement”) with Bank of Montreal (“BMO”) as Administrative Agent, Letter of Credit Issuer, and Lender. The Agreement consisted of a $46.0 million revolving credit facility with a maturity date of February 27, 2015 (the “Credit Facility”). The indebtedness outstanding under the Agreement accrued interest, prior to the amendments of the Agreement, at a rate ranging from the 30-day London Interbank Offer Rate (“LIBOR”) plus 175 basis points to LIBOR plus 250 basis points based on the total balance outstanding under the Credit Facility as a percentage of total asset value of the Company. The Credit Facility is unsecured and is guaranteed by certain subsidiaries of the Company.

The Credit Facility replaced the Company’s $25.0 million revolving credit facility with SunTrust Bank, which had a maturity date of September 27, 2014. Approximately $9.7 million of the initial disbursement under the Credit Facility was used to pay off the outstanding balance of the existing credit facility with SunTrust Bank and approximately $5.6 million was used to pay off a related term loan with SunTrust Bank, which had a maturity date of July 1, 2012. The indebtedness under the prior SunTrust revolving credit facility and term loan were secured by certain assets of the Company. The Company wrote off $245,726 of deferred loan costs in the first quarter of 2012 as a result of this early extinguishment of debt.

The Agreement contains restrictive covenants customary for this type of transaction, including, but not limited to, limitations on the Company’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. In addition, the Company is subject to various financial maintenance covenants, including, but not limited to, a maximum indebtedness ratio, a maximum secured indebtedness ratio, and a minimum fixed charge coverage ratio. The Agreement also contains affirmative covenants and events of default, including, but not limited to, a cross default to the Company’s other indebtedness and upon the occurrence of a change of control. The Company’s failure to comply with these covenants or the occurrence of an event of default could result in acceleration of the Company’s debt and other financial obligations under the Agreement.

In September 2012, the Company entered into the First Amendment to the Agreement (“Amendment”) and added a second participating lender to the Agreement. Pursuant to the Agreement’s accordion feature, this Amendment expanded the Credit Facility to $62.0 million. The Amendment also modified some of the restrictive covenants contained in the original Agreement. These changes to the restrictive covenants were not material in nature. On February 14, 2013, the Company added a third participant lender to the Agreement, and pursuant to the accordion feature, the Credit Facility was expanded to $66.0 million.

On February 22, 2013, the Company closed on a $7.3 million loan originated with UBS Real Estate Securities Inc., secured by its interest in the two-building office complex leased to Hilton Resorts Corporation, which was acquired on January 31, 2013. The new mortgage loan matures in February 2018, carries a fixed rate of interest of 3.655% per annum, and requires payments of interest only prior to maturity.

On March 8, 2013, the Company closed on a $23.1 million loan originated with Bank of America, N.A., secured by its interest in fourteen income properties. The new mortgage loan matures in April 2023, carries a fixed rate of 3.67% per annum, and requires payments of interest only prior to maturity.

On March 29, 2013, the Company entered into the second amendment to the Agreement (“Second Amendment”). The Second Amendment, expands the accordion feature allowing the Company to increase the Credit Facility up to $125 million and reduces the interest rate by 25 basis points, so that it now ranges from LIBOR plus 150 basis points up to LIBOR plus 225 basis points, based on the total balance outstanding under the Credit Facility as a percentage of total asset value of the Company. The Second Amendment also extends the maturity date to March 31, 2016 from February 27, 2015, and reduces the limitations on the Company’s ability to make certain investments.

NOTE 7. LONG-TERM DEBT (continued)

Notes payable and the line of credit consisted of the following:

	September 30, 2013
	Total	Due Within One Year
$66 Million Credit Facility	$36,327,032	$—
Note Payable (originated with UBS)	7,300,000	—
Note Payable (originated with BOA)	23,100,000	—

	$66,727,032	$—

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending December 31,	Amount
2014	$—
2015	—
2016	36,327,032
2017	—
2018	7,300,000
Thereafter	23,100,000

$66,727,032

At September 30, 2013, there was approximately $29.7 million of available borrowing capacity under the Credit Facility, which has a current commitment level of $66.0 million, subject to the borrowing base requirements.

For the three months ended September 30, 2013, interest expense was $455,670 with $454,828 paid during the period. For the three months ended September 30, 2012, interest expense was $124,650 with $118,512 paid during the period. For the first nine months of 2013, interest expense was $1,168,109 with $1,117,583 paid during the period. For the first nine months of 2012, interest expense was $401,060 with $367,703 paid during the period. No interest was capitalized during the first nine months of 2013 or 2012.

The amortization of loan costs incurred in connection with the Company’s long-term debt is included in interest expense in the consolidated financial statements. These loan costs are being amortized over the term of the respective loan agreements using the straight-line method, which approximates the effective interest method. For the three months ended September 30, 2013 and 2012, the amortization of loan costs totaled $54,228 and $28,197, respectively. For the first nine months of 2013 and 2012, the amortization of loan costs totaled $147,917 and $74,389, respectively. Previously, loan cost amortization was included in depreciation and amortization in the consolidated financial statements. The consolidated financial statements have been reclassified for all periods presented to conform to the current presentation.

The Company was in compliance with all of its debt covenants as of September 30, 2013 and December 31, 2012.

NOTE 8. STOCK-BASED COMPENSATION

EQUITY-CLASSIFIED STOCK COMPENSATION

Market Condition Restricted Shares

Under the 2010 Equity Incentive Plan (the “2010 Plan”), the Company granted to certain employees non-vested restricted stock, which vests upon the achievement of certain market conditions, including thresholds relating to the Company’s total shareholder return as compared to the total shareholder return of a certain peer group during a five-year performance period.

The Company used a Monte Carlo simulation pricing model to determine the fair value of its market condition based awards. The determination of the fair value of market condition-based awards is affected by the Company’s stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of the awards, the relative performance of the Company’s stock price and shareholder returns to companies in its peer group, annual dividends, and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market conditions, provided the requisite service period is met.

A summary of activity during the nine months ended September 30, 2013, is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding at December 31, 2012	7,900	$23.13
Granted	—	—
Vested	—	—
Forfeited	(2,833)	23.13

Outstanding at September 30, 2013	5,067	$23.13

As of September 30, 2013, there was approximately $50,000 of unrecognized compensation cost, adjusted for forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 2.1 years.

Market Condition Inducement Grant of Restricted Shares

Inducement grants of 96,000 and 17,000 restricted shares of the Company’s common stock were awarded to the Company’s President and Chief Executive Officer, Mr. John P. Albright and the Company’s Senior Vice President and Chief Financial Officer, Mr. Mark E. Patten on August 1, 2011 and April 16, 2012, respectively. Mr. Albright’s restricted shares were granted outside of the 2010 Plan while Mr. Patten’s restricted shares were awarded under the 2010 Plan. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of Mr. Albright’s restricted stock award. The restricted shares will vest in six increments based upon the price per share of the Company’s common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices ranging from $36.00 per share for the first increment to $65.00 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited.

During the nine months ended September 30, 2013, the closing price per share of the Company’s common stock on a sixty-day trading average reached $36.00, and as a result, 16,000 shares and 2,500 shares vested for Mr. Albright and Mr. Patten, respectively.

A summary of the activity for both awards during the nine months ended September 30, 2013, is presented below:

	Shares	Wtd. Avg. Fair Value
Outstanding at December 31, 2012	113,000	$18.40
Granted	—	—
Vested	(18,500)	23.89
Forfeited	—	—

Outstanding at September 30, 2013	94,500	$17.33

As of September 30, 2013, there was approximately $263,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 0.8 years.

NOTE 8. STOCK-BASED COMPENSATION (continued)

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

A summary of the activity for the awards during the nine months ended September 30, 2013, is presented below:

	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	60,000	$28.97
Granted	51,000	34.95
Exercised	(16,500)	28.90
Expired	—	—

Outstanding at September 30, 2013	94,500	$32.21	6.01	$593,305

Exercisable at September 30, 2013	19,800	$28.97	7.95	$188,430

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2013 was $6.58. The total intrinsic value of options exercised during the nine months ended September 30, 2013 was $166,850. As of September 30, 2013, there was approximately $419,000 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a weighted average period of 1.7 years.

LIABILITY-CLASSIFIED STOCK COMPENSATION

The Company previously had a stock option plan (the “2001 Plan”) pursuant to which 500,000 shares of the Company’s common stock were eligible for issuance. The 2001 Plan expired in 2010, and no new stock options may be issued under the 2001 Plan. Under the 2001 Plan, both stock options and stock appreciation rights were issued in prior years and such issuances were deemed to be liability-classified awards under the Share-Based Payment Topic of FASB ASC.

A summary of share option activity under the 2001 Plan for the nine months ended September 30, 2013 is presented below:

Stock Options

	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	80,800	$52.43
Granted	—	—
Exercised	(9,200)	30.06
Expired	(15,400)	63.58

Outstanding at September 30, 2013	56,200	$53.03	3.65	$96,390

Exercisable at September 30, 2013	56,200	$53.03	3.65	$96,390

NOTE 8. STOCK-BASED COMPENSATION (continued)

In connection with the grant of non-qualified stock options, a stock appreciation right for each share covered by the option was also granted. The stock appreciation right entitles the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value of the underlying shares at the time of exercise. The total intrinsic value of options exercised during the nine months ended September 30, 2013 was $72,008.

Stock Appreciation Rights

	Shares	Wtd. Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	80,800	$1.12
Granted	—	—
Exercised	(9,200)	5.04
Expired	(15,400)	0.76

Outstanding at September 30, 2013	56,200	$2.16	3.65	$51,902

Exercisable at September 30, 2013	56,200	$2.16	3.65	$51,902

The total intrinsic value of stock appreciation rights exercised during the nine months ended September 30, 2013 was $38,774.

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

Following are assumptions used in determining the fair value of stock options and stock appreciation rights:

Assumptions at:	September 30, 2013	December 31, 2012
Expected Volatility	24.08%	24.34%
Expected Dividends	0.10%	0.13%
Expected Term	3 years	3 years
Risk-Free Rate	0.93%	0.39%

There were no stock options or stock appreciation rights granted under the 2001 Plan in the nine months ended September 30, 2013 or in the year ended December 31, 2012.

The liability for stock options and stock appreciation rights, valued at fair value, reflected on the consolidated balance sheets at September 30, 2013 and December 31, 2012, was $346,418 and $265,311, respectively. These fair value measurements are based on quoted prices in active markets (Level 1 Inputs).

Amounts recognized in the consolidated financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Total Cost of Share-Based Plans Charged
Against Income Before Tax Effect	$251,210	$446,679	$852,536	$870,304

Income Tax Expense
Recognized in Income	$(96,904)	$(172,306)	$(328,866)	$(335,720)

NOTE 9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	As of
	September 30, 2013	December 31, 2012
Golf Course Lease	$3,431,617	$3,702,194
Deferred Compensation	379,668	828,998
Accrued Property Taxes	682,556	—
Other Post-Retirement Benefits	165,409	186,695
Legal Reserves	—	723,058
Reserve for Tenant Improvement	58,977	—
Other	781,686	680,447

	$5,499,913	$6,121,392

In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”), Under the Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, would remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of September 30, 2013, approximately $2.5 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

In connection with the acquisition of the two properties leased to Hilton Resorts Corporation on January 31, 2013, the Company was credited $773,000 at closing for certain required tenant improvements. The improvements were complete as of September 30, 2013, and during the nine months ended September 30, 2013, the accrued liability has been relieved in the amount of approximately $714,000 in payment for completion of the improvements. The remaining balance of approximately $59,000 is to be paid when the final funding request is received from the tenant.

On July 24, 2013, the Company’s Board of Directors terminated the Deferred Compensation Plan effective August 1, 2013. Accordingly, the Company will make the normal required distributions prior to March 1, 2014 with the balance of the accounts liquidated after August 1, 2014. The final payments are expected to be made prior to December 31, 2014.

NOTE 10. DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	September 30, 2013	December 31, 2012
Deferred Oil Exploration Lease Revenue	$3,220,825	$665,499
Prepaid Rent	725,083	—
Other Deferred Revenue	253,675	185,452

	$4,199,583	$850,951

On September 22, 2013, the Company received a $3.293 million rent payment for the third year of the Company’s eight-year oil exploration lease. The payment is being recognized ratably over the 12 month lease period ending in September 2014.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents	$743,424	$743,424	$1,301,739	$1,301,739
Restricted Cash	322,562	322,562	—	—
Commercial Mortgage Loan	18,006,024	19,072,063	—	—
Long-Term Debt	66,727,032	66,727,032	29,126,849	29,126,849

To determine estimated fair values of the financial instruments listed above, market rates of interest, which include credit assumptions, were used to discount contractual cash flows. The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

NOTE 12. INCOME TAXES

The effective income tax rate for the nine month periods ended September 30, 2013 and 2012, including income taxes attributable to the discontinued operations, was 38.26% and 38.21%, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. The Company and its subsidiaries file consolidated income tax returns in the United States Federal jurisdiction and in several states. The Internal Revenue Service has audited the Company’s consolidated federal tax returns through the year 2006 and all proposed adjustments have been settled.

NOTE 13. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

In September 2010, St. Johns River Water Management District (“SJRWMD”) served the Company with an administrative complaint filed with the Florida Division of Administrative Hearings in connection with certain Company agricultural operations. In August 2012 the Company submitted a proposed settlement offer to SJRWMD, offering certain undeveloped acreage owned by the Company. The Company accrued a reserve equal to $611,691 in the quarter ended September 30, 2012, reflecting the Company’s carrying value of the acreage offered to settle the matter. In December 2012, the Company and SJRWMD executed a settlement agreement (“SJRWMD Agreement”) in which the Company agreed to submit an after-the-fact permit application and increased the undeveloped acreage offered for mitigation in connection with the permit. The Company adjusted the reserve to a total of $723,058 to reflect the increased acreage offered in the SJRWMD Agreement. The SJRWMD Agreement was contingent upon the Company and SJRWMD reaching agreement on a management fee and issuance of the permit. The Company submitted its permit application on January 28, 2013. In March 2013 the Company conveyed the acreage contemplated by the SJRWMD Agreement, SJRWMD issued the after-the-fact permit, and the litigation was settled.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving the property. The proposed road modifications would impact access to the Company’s property that is leased to Harris Teeter. The Company does not believe the road modifications provide a basis for Harris Teeter to terminate the Lease. In May 2012, the North Carolina Department of Transportation (“NCDOT”) indicated that while it had not reached a final decision on its consideration of this matter, the intersection would remain all-access. In January 30, 2013, NCDOT proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte (“Charlotte”) proposed to build and maintain a new access road/point into the property. These proposals are tentative and any proposed action by NCDOT and Charlotte would require NCDOT and Charlotte to obtain additional public funding. In light of the proposed redesign, the trial, initially scheduled for September 2013, has been continued until April 2014, with mediation to occur prior.

NOTE 13. COMMITMENTS AND CONTINGENCIES (continued)

In May 2010, the Company filed a lawsuit in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida, in order to enforce its approximate $3.8 million claim of lien on real property owned by FM Bayberry Cove Holding, LLC (“FM Bayberry”) for its share of the costs for construction of a road. BB&T was included as a defendant as the current mortgage holder of the property subject to the Company’s lien. BB&T filed a counterclaim asserting that its mortgage is superior to the Company’s claim of lien which the Company denied. BB&T and the Company each filed motions for summary judgment as to the priority of their respective interests in the property which were heard by the court on January 12, 2012. The Circuit Court determined that the Company’s interests were superior to the lien imposed by BB&T and all other interests and a final judgment of foreclosure was subsequently entered. However, all further proceedings in the Circuit Court (including the foreclosure sale) were stayed pending BB&T’s appeal to the Florida District Court of Appeal, Fifth District (the “Appellate Court”), regarding the Circuit Court’s determination in the matter of priority. On October 29, 2013, the Appellate Court ruled in favor of the Company, affirming the Circuit Court’s determination that the Company’s lien against the approximately 600-acre parcel of residential land (lying west of I-95 near the LPGA International development and adjacent to Bayberry Colony) is superior to the lien imposed by BB&T. The judgment has accrued to over $4.6 million, including interest. The Company has not included an accrual related to interest in the consolidated financial statements. At this time, the Appellate Court’s decision is subject to possible motion for rehearing by BB&T.

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

NOTE 15. BUSINESS SEGMENT DATA

The Company primarily operates in four business segments: income properties, investment in a commercial mortgage loan, real estate operations, and golf operations. Our income property operations consist primarily of income producing properties and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 69.1% and 70.8% of our identifiable assets as of September 30, 2013 and December 31, 2012, respectively, and 59.4% and 51.5% of our consolidated revenues for the nine months ended September 30, 2013 and 2012, respectively. Our commercial mortgage loan investment consisted of one loan collateralized by a hotel property in Atlanta, Georgia as of September 30, 2013. Our real estate operations primarily consist of revenues generated from land transactions and leasing and royalty income from our interests in subsurface oil, gas and mineral rights. Our golf operations consist of a single property located in the City, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation and pro-shop with retail merchandise. The majority of the revenues generated by our golf operations are derived from members and public customers playing golf, club memberships, and food and beverage operations.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

NOTE 15. BUSINESS SEGMENT DATA (continued)

Information about the Company’s operations in the different segments for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Income Properties	$3,356,937	$2,177,895	$9,621,147	$6,390,847
Commercial Mortgage Loan	644,198	—	644,198	—
Real Estate Operations	1,369,397	421,983	2,010,722	2,417,367
Golf Operations	981,118	861,326	3,758,629	3,443,984
Agriculture and Other Income	20,845	95,971	149,028	146,629

	$6,372,495	$3,557,175	$16,183,724	$12,398,827

Operating Income (Loss):
Income Properties	$2,929,596	$1,978,185	$8,582,225	$5,871,943
Commercial Mortgage Loan	644,198	—	644,198	—
Real Estate Operations	1,194,986	278,845	1,530,570	1,885,454
Golf Operations	(340,219)	(453,102)	(395,709)	(766,977)
Agriculture and Other Income	(12,976)	67,441	28,753	(19,791)
General and Corporate Expense	(1,946,130)	(2,854,203)	(6,984,624)	(6,337,133)

	$2,469,455	$(982,834)	$3,405,413	$633,496

Depreciation and Amortization:
Income Properties	$680,868	$440,939	$1,973,002	$1,296,296
Commercial Mortgage Loan	—	—	—	—
Real Estate Operations	—	—	—	—
Golf Operations	51,600	42,940	151,593	130,147
Agriculture and Other	6,069	25,363	21,920	82,358

	$738,537	$509,242	$2,146,515	$1,508,801

Capital Expenditures:
Income Properties	$11,706,215	$1,718,374	$39,516,889	$8,608,494
Commercial Mortgage Loan	17,655,367	—	17,655,367	—
Real Estate Operations	—	—	—	—
Golf Operations	47,747	—	133,567	—
Agriculture and Other	15,400	15,344	60,861	52,850

	$29,424,729	$1,733,718	$57,366,684	$8,661,344

	As of
	September 30, 2013	December 31, 2012
Identifiable Assets:
Income Properties	$158,068,190	$130,726,326
Commercial Mortgage Loan	18,046,598	—
Real Estate	32,684,740	34,161,944
Golf	3,159,984	3,230,225
Agriculture and Other	16,764,891	16,578,405

	$228,724,403	$184,696,900

NOTE 15. BUSINESS SEGMENT DATA (continued)

Operating income represents income from continuing operations before loss on early extinguishment of debt, interest expense, interest income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses, impairment charges, depreciation and amortization expense, and gains (losses) on the disposition of assets. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Other assets consist primarily of cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations. There were no transactions between segments for any of the periods presented. Certain items in the prior years’ consolidated statement of operations have been reclassified to conform to the presentation of the consolidated statements of operations for the nine months ended September 30, 2013 and year ended December 31, 2012. Specifically, the depreciation and amortization expense and interest expense have been segregated into separate line times, whereas previously, these amounts were included in direct cost of revenues and general and administrative expenses, respectively. These reclassifications had no effect on the prior year presentation of income from continuing operations before income tax.

NOTE 16. RECENTLY ISSUED ACCOUNTING POLICIES

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

In July 2013, the FASB issued ASU 2013-11, which amends its guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update are effective for annual reporting periods beginning after December 15, 2013. The Company is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its consolidated financial statements.

NOTE 17. LAND IMPAIRMENT

During the three months ended June 30, 2013, the Company executed a contract for the sale of 3.21 acres of land. Although at that time there was no assurance the sale would be consummated, based on the sales price for the land under contract and in accordance with Section 360 “Property, Plant and Equipment” under subsection 10 “Recoverability of Carry Amounts” of the GAAP codification, the Company determined an assessment of the recoverability of the recorded asset value for this land and a related parcel of 3.02 acres, which had been reacquired by the Company through a foreclosure in 2009, was required. Accordingly, the Company completed an impairment analysis on the 6.23 acres, which resulted in an impairment charge of approximately $616,000, during the three months ended June 30, 2013. The charge represented the portion of the cost basis of the property that management considered to be un-recoverable based on the value of the land under contract and other relevant market prices. During the three months ended September 30, 2013, the contract was terminated, however, management considers the value, as adjusted, to approximate fair values.

NOTE 18. SUBSEQUENT EVENTS

On October 14, 2013, the Company executed a purchase and sale agreement to sell its interest in the 15,120 square-foot building, located in Orlando, Florida, which is leased to Walgreens. No loss is anticipated from the sale based on the agreed sales price. The property’s operating results were included in discontinued operations for each of the three and nine month periods ending September 30, 2013 and 2012, respectively.

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

OVERVIEW

We are a diversified real estate operating company. We own and manage commercial real estate properties in nine states in the U.S., and two self-developed multi-tenant properties located in Florida. As of September 30, 2013, we owned 37 single-tenant income-producing properties, with more than 759,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,000 acres in Florida, a majority of which is located within and forms a substantial portion of, the western boundary of the City of Daytona Beach (the “City”). Our land is well-located along both sides of Interstate 95 and near central Florida’s Interstate 4 corridor. We also have an investment in a commercial mortgage loan collateralized by a hotel property in Atlanta, Georgia. We have a golf course operation which consists of the LPGA International golf club, lease property for billboards, have agricultural operations that are managed by a third party and consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations in our consolidated statements of operations, respectively.

Income Property Operations. We have pursued a strategy of investing in income-producing properties by utilizing, when possible, the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes. Through September 30, 2013, we had invested approximately $187.4 million in forty-three single-tenant income properties primarily through this tax-deferred structure. We have sold six of these income properties, with two sold in February 2013 for $7.6 million, one sold in May 2013 for $3.4 million, and three sold in prior years for a total of $10.9 million. During the nine months ended September 30, 2013, we acquired the following nine income properties at a total purchase price of approximately $39.3 million:

•	On January 3, 2013, the Company acquired four properties leased to Bank of America, N.A. in both Los Angeles County and Orange County, California, at an aggregate purchase price of approximately $8.0 million. As of the acquisition date, the remaining terms of the leases were 15.0 years.

•	On January 23, 2013, the Company acquired a 34,512 square-foot free-standing building situated on 3.62 acres in Glendale, Arizona. The total purchase price was approximately $5.0 million. The property is under lease to an affiliate of Big Lots with a remaining term of 10 years, as of the acquisition date.

•	On January 31, 2013, the Company acquired a two-building 133,000 square-foot office complex leased to Hilton Resorts Corporation in Orlando, Florida. The total purchase price was approximately $14.6 million. Both buildings are under a long term lease, which provides for annual lease escalations with over eight years remaining in the term, as of the acquisition date.

•	On July 25, 2013, the Company acquired a 16,280 square foot building leased to a subsidiary of Rite Aid Corp. in Renton Washington, a suburb of Seattle. The total purchase price was approximately $6.6 million. As of the acquisition date, the remaining term of the lease was 13 years, with lease escalations during the six five-year option periods.

•	On September 13, 2013, the Company acquired a 25,600 square foot building leased to Big Lots in Germantown, Maryland. The total purchase price was approximately $5.0 million. As of the acquisition date, the remaining term of the lease was approximately 10.4 years, with three five-year option periods.

Our current portfolio of income properties generates approximately $13.8 million of revenues from lease payments on an annualized basis and had an average remaining lease term of 10.17 years as of September 30, 2013.

We expect to continue to focus on acquiring additional income-producing in the near term utilizing the aforementioned tax deferral structure whenever possible.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As part of our strategy for investing in income-producing investments, we have self-developed two multi-tenant flex properties, and in the third quarter of 2013, began construction of two additional multi-tenant flex properties, all located in the City. The first two buildings consist of a 31,000 square-foot flex office space complex located within the Gateway Center. The two buildings under construction, which represent the final phase of a four-building planned commercial development, are largely identical to the original two buildings, each consisting of 15,360 square-feet of leasable flex/office space. In connection with the commencement of construction the Company announced the signing of a new ten-year lease with Lamar Advertising Co. for approximately 7,700 square feet of the new flex/office space. The Company expects the two buildings, totaling approximately 30,720 square feet on approximately 4.51 acres, to be available for occupancy in the second quarter of 2014. The Company intends to make the entire remaining building, comprising approximately 15,360 square feet of flex/office space, available for lease or purchase by a single tenant.

As of September 30, 2013, the occupancy of the two completed buildings is 94%. The second self-developed property is the first phase of a planned twelve-acre, four-lot commercial complex located at the northeast corner of LPGA and Williamson Boulevards in the City. The parcel includes a 22,000 square-foot, two-story office building known as the Concierge Office Building. As of September 30, 2013, approximately 74.3% of the building was leased to two tenants.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and market conditions. Pursuant to our on-going review, three properties were sold during the nine months ended September 30, 2013. The Company made new investments in other income-producing assets with the proceeds from selling these properties, utilizing the tax-deferred like-kind exchange structure.

As part of our strategy for investing in income-producing assets, in August 2013, the Company acquired a $19.56 million performing loan secured by an upper upscale hotel in Atlanta, Georgia, at a discount to par of approximately $2.05 million. The loan has an interest rate of 1-month LIBOR plus 450 basis points and matures in March 2014. The discount will be recognized ratably into income through the maturity date as a component of the interest income recognized on the loan.

Real Estate Operations. Until the significant downturn in the U.S. economy in 2008, the Company’s land transaction activity had been reasonably strong. During 2009, however, land transactions decreased significantly, and in fiscal years 2010 and 2011, there were effectively no land transactions. We believe the trend in Company revenues and income from real estate operations during this period were consistent with the overall trend of national and local economies and real estate markets in general. Over the last several years, roads and interstate overpasses have been constructed, extended, or improved in the City and in Volusia County, which we believe will benefit Company owned land and may have a positive impact on future activity of our land assets. In the second quarter of 2012, we completed the sale of 16.6 acres of industrial land west of Interstate 95 at a price of $618,272 or $37,245 per acre. The gain recognized on the sale of this land totaled $573,069. The Company received approximately $181,000 and $159,000 from third parties for the purchase of impact fees in the first nine months of 2013 and 2012, respectively.

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

During the nine months ended September 30, 2013, the Company conducted an impairment analysis on 6.23 acres of land, which had been reacquired through a foreclosure in 2009. Approximately 3.21 of these acres were subject to a sales contract that was executed during the quarter ended June 30, 2013, which was subsequently terminated. However, the analysis resulted in an impairment charge of $616,278, representing the portion of the cost basis of the property that management considered to be un-recoverable based on the land under contract and other current market prices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Historical revenues and income in our real estate operations are not indicative of future results because of the unique nature of land transactions and variations in the cost basis of our owned land. A significant portion of the Company’s revenue and income in any given year may be generated through relatively large commercial real estate transactions. The timing of these real estate transactions, from the time of preliminary discussions, contract negotiations, and due diligence periods to closing, can last from several months to several years. Although we believe there have been recent indications of improvement in the overall economy and credit markets, we do not expect a significant improvement of economic conditions in the near term, in particular with the real estate market, and as a result we believe our ability to enter into land transactions will remain challenging. Further, despite an increased level of interest in our land holdings by developers and other interested parties, we do not believe land transactions will occur consistently from quarter to quarter and year to year.

The Company has a 3.4 acre pad site at the southeast corner of LPGA and Williamson Boulevards under contract with a convenience store operator which is expected to close in the fourth quarter of 2013. The Company also has a 2.0 acre pad site along LPGA Boulevard, on the east side of Interstate 95, under contract with a retail bank which is expected to close late in the fourth quarter of 2013.

The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 490,000 surface acres in 20 Florida counties. Our subsurface operations consist of revenue from the leasing of exploration rights, and in some instances, additional revenues from royalties applicable to production from the leased acreage. During 2011, we executed an eight-year oil exploration lease (the “Exploration Lease”) covering approximately 136,000 net mineral acres, primarily located in Lee and Hendry Counties, and received a $913,657 first year rental payment. An additional $922,114, representing the guaranteed payment for the second year rent payment, was received in September 2012. The two payments totaling approximately $1.83 million have been recognized into income as of September 2013. On September 22, 2013, the Company entered into an amendment of the Exploration Lease (the “Amendment”). Under the Amendment, the net mineral acres under Exploration Lease was reduced from approximately 136,000 net mineral acres to approximately 82,000 net mineral acres in Hendry County. The approximately 54,000 net mineral acres removed from the Exploration Lease were located in Lee County, Florida. In addition, in connection with the Amendment, the Company received a payment of $4.293 million, representing the rental payment for the third year of the Exploration Lease and payments related to the drilling requirements contained in the lease. Of the total payment received by the Company, $1.0 million relating to the drilling requirement will be recognized into income immediately with the remaining $3.293 million related to the rent payment for the third year of the lease being recognized into income ratably over 12 months beginning in September 2013. The Company also generates income from the release of surface entry rights.

As of September 30, 2013, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. The Company received oil royalties of approximately $86,000 and $54,000 during the three months ended September 30, 2013 and 2012, respectively. The Company received oil royalties of approximately $231,000 and $216,000 during the nine months ended September 30, 2013 and 2012, respectively.

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

Golf Operations. Golf operations consist of two 18-hole championship golf courses with a three-hole practice facility, a clubhouse facility, and food and beverage services located within the LPGA International mixed-use residential community on the west side of Interstate 95 in the City. LPGA International is a semi-private golf club consisting of an 18-hole course designed by Rees Jones and an 18-hole course designed by Arthur Hills.

The Company leases the land and certain improvements attributable to the golf courses under a long-term lease with the City. The Company entered into a management agreement with an affiliate of ClubCorp America (“ClubCorp”), effective January 25, 2012, to manage the LPGA International golf and clubhouse facilities. We believe ClubCorp, which owns and operates clubs and golf courses worldwide, brings substantial golf and club management expertise and knowledge to the LPGA International golf operations, including the utilization of national marketing capabilities, aggregated purchasing programs, and implementation of an affiliate member program, and our affiliation with ClubCorp will improve membership levels through the access to other member clubs in the affiliate program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”) whereby the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, would remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of September 30, 2013, approximately $2.5 million of the rent previously deferred that will not be due to the City remained to be amortized.

Agriculture and Other Income. Substantially all of our other income consists of revenues generated by our agricultural operations. The Company’s agricultural lands encompass approximately 9,700 acres in Daytona Beach, Florida. Our agricultural operations are managed by a third-party and consist of leasing land for hay production, timber harvesting, and hunting leases.

SUMMARY OF OPERATING RESULTS FOR QUARTER ENDED SEPTEMBER 30, 2013 COMPARED TO SEPTEMBER 30, 2012

Total revenue for the three months ended September 30, 2013 increased 79% to $6.4 million, compared to $3.6 million for the three months ended September 30, 2012. The increase of approximately $2.8 million included approximately $1.2 million of additional rent revenue generated by our income property portfolio, particularly from our acquisitions in the fourth quarter of 2012 and the three quarters in 2013, as well as $1.0 million in revenue from the amendment of the Exploration Lease, approximately $644,000 of income generated by our commercial mortgage loan investment, and approximately $120,000 of increased revenue from our golf operations offset by a reduction in our agriculture revenues of approximately $75,000. Net income for the three months ended September 30, 2013, was approximately $1.2 million, or $0.22 per share, versus a net loss of approximately $557,000, or $(0.10) per share in same period in 2012. Contributing to the increase in net income of approximately $1.8 million was the after tax results of the aforementioned increases in our revenues of $2.8 million net of the increase in direct costs of those revenues of approximately $271,000, offset by increases in our depreciation and amortization of approximately $229,000, attributable to our larger income property portfolio, and increased interest expense of approximately $357,000, including an increase in deferred loan cost amortization of approximately $26,000. Our increased net income also benefited from lower general and administrative expenses, which decreased by approximately $1.1 million, with such decrease reflecting a decrease in our stock compensation costs of approximately $195,000 and decreased legal expenses of approximately $104,000, while the September 30, 2012 general and administrative expenses were also impacted by a charge taken in the third quarter of 2012 of approximately $612,000 pertaining to a legal reserve and approximately $145,000 related to a one-time payment to a retiring senior executive.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $3.4 million and $2.9 million, respectively, during the three months ended September 30, 2013, compared to total revenue and operating income of approximately $2.2 million and $2.0 million, respectively, for the three months ended September 30, 2012. The direct costs of revenues for our income property operations totaled approximately $427,000 and $200,000 for the three months ended September 30, 2013 and 2012, respectively. The 54% increase in revenues during the three months ended September 30, 2013 reflects our expanded portfolio of income properties, with fifteen income properties having been acquired during the twelve months ended September 30, 2013. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $228,000 in our direct costs of revenues, primarily the result of two of the properties acquired in January 2013, which are base stop leases resulting in increased operating expenses, for these properties, including property taxes.

COMMERCIAL MORTGAGE LOAN

Interest income on the commercial mortgage loan held for investment represents approximately $137,000 of interest earned on the mortgage at a rate of 1-month LIBOR plus 450 basis points and approximately $527,000 of income from the accretion of the discount from the face value of the mortgage, offset by approximately $20,000 of amortization of the loan origination costs incurred in connection with the investment. This investment was made in September 2013 and the Company did not have investments in commercial mortgage loans in 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

REAL ESTATE OPERATIONS

During the three months ended September 30, 2013, operating income from real estate operations was approximately $1.2 million on revenues totaling approximately $1.4 million, an increase of approximately $916,000 in operating income compared to the same period in 2012. For the three months ended September 30, 2012, revenues were approximately $422,000 and income was approximately $279,000. The increase in revenue and operating income from our real estate operations is primarily due to the amendment of our eight-year oil exploration lease, which included the receipt of a $1.0 million payment relating to the drilling requirements in the lease, which was recognized upon receipt, and the recognition of a portion of the $3.293 million lease payment received, which covers the lease period from late September 2013 through September 2014.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $981,000 and $861,000 for the three months ended September 30, 2013 and 2012, respectively. The total direct cost of golf operations revenues totaled approximately $1.3 million for the three months ended September 30, 2013 and 2012. The Company’s golf operations had a net operating loss of approximately $340,000 during the three months ended September 30, 2013, representing a 25% improvement over the net operating loss of approximately $453,000 in the same period of 2012. The approximately $113,000 improvement in the net operating results from the golf operations was due to an increase of approximately 41% in the number of members since September 30, 2012, which resulted in a substantial increase in revenues from membership activities without generating significant increased costs. In addition, our food and beverage revenues increased substantially as a result of the reopening of our renovated and expanded facilities.

AGRICULTURE AND OTHER INCOME

For the three months ended September 30, 2013, revenues from other sources, primarily our agriculture operations, totaled approximately $21,000, compared to approximately $96,000 in the same period in 2012. The 78% decrease in revenues during the three months ended September 30, 2013, is primarily attributable to revenues realized from additional timber harvesting during the three months ended September 30, 2012, as compared to the three months ended September 30, 2013. For the three months ended September 30, 2013, the direct cost of revenues totaled approximately $34,000, compared to approximately $29,000, in the same period in 2012, reflecting an increase of approximately $5,000, or 19% during the three months ended September 30, 2013. The agriculture and other operations had a net operating loss of approximately $13,000 in the three months ended September 30, 2013, compared to the net operating income of approximately $67,000 in the same period of 2012.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $1.2 million and $2.3 million for the three months ended September 30, 2013 and 2012, respectively, a decrease of approximately $1.1 million or 48%. The decrease in the three months ended September 30, 2013 was primarily comprised of an approximate $104,000 decrease in legal expenses and an approximate $195,000 decrease in stock-based compensation. The three months ended September 30, 2012, also included a one-time pay out to a retiring senior executive of approximately $145,000, and a legal reserve related to the St. John’s River Water Management District (“SJRWMD”) litigation matter of approximately $612,000.

Interest expense totaled approximately $510,000 for the three months ended September 30, 2013 and approximately $153,000 for the three months ended September 30, 2012, respectively. The increased interest expense during the three months ended September 30, 2013, as compared to the same quarter in 2012, reflects our increased net borrowings to finance our acquisitions of income properties and our investment in a commercial mortgage loan. During the quarter, our long-term debt increased approximately $22.3 million and during the twelve month period ending September 30, 2013, our long-term debt increased approximately $50.0 million. Also, included in interest expense in the consolidated financial statements is the amortization of loan costs incurred in connection with the Company’s long-term debt. For the three months ended September 30, 2013 and 2012, the amortization of loan costs totaled approximately $54,000 and $28,000, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SUMMARY OF OPERATING RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO SEPTEMBER 30, 2012

Total revenue for the nine months ended September 30, 2013 increased to $16.2 million, compared to $12.4 million during the same period in 2012. The increase of approximately $3.8 million included approximately $3.2 million of additional rent revenue generated by our income property portfolio, particularly from our acquisitions in the fourth quarter of 2012 and in the three quarters of 2013, as well as approximately $644,000 of income generated by our commercial mortgage loan investment, and approximately $315,000 of increased revenue from our golf operations, offset by a reduction in our real estate operations of approximately $407,000. Total revenue for the nine months ended September 30, 2012 included approximately $618,000 in revenue from a land transaction and approximately $730,000 in revenue from real estate operations in resolution of the Dunn Avenue Extension obligation, of which $570,000 was non-cash revenue offset by approximately $1.0 million in revenue resulting from our amendment to the oil exploration lease. Our income from continuing operations for the nine months ended September 30, 2013 was approximately $1.3 million, versus a loss of approximately $50,000 in the same period in 2012. Net income for the nine months ended September 30, 2013, was approximately $1.8 million, or $0.32 per share, versus net income of approximately $537,000, or $0.09 per share in the same period in 2012. Contributing to the increase in net income of approximately $1.3 million was the after tax results of the aforementioned increases in our revenues of $3.8 million net of the increase in direct costs of those revenues of approximately $365,000 offset by increases in our depreciation and amortization of approximately $638,000, attributable to our larger income property portfolio, and increased interest expense of approximately $841,000, including an increase in deferred loan cost amortization of approximately $73,500. Our increased net income also benefited from lower general and administrative expenses, which decreased by approximately $849,000 with such decrease primarily due to the September 30, 2012 general and administrative expenses including the impact of a charge taken in the third quarter of 2012 of approximately $612,000 pertaining to a legal reserve and approximately $145,000 related to a one-time payment to a retiring senior executive. In addition, the net income for the nine months ended September 30, 2012 benefited from the aforementioned land transaction and the resolution of the Dunn Avenue extension obligation, an after tax impact of $0.14 per share, offset by an impairment loss totaling approximately $616,000, an after tax impact of $0.07 per share.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $9.6 million and $8.6 million, respectively, during the nine months ended September 30, 2013, compared to total revenue and operating income of approximately $6.4 million and $5.9 million, respectively, for the nine months ended September 30, 2012. The 50.5% increase in revenues during the nine months ended September 30, 2013 reflects our expanded portfolio of income properties, with the benefit of fifteen income properties having been acquired during the twelve months ended September 30, 2013. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $520,000 in our direct costs of revenues, primarily the result of two of the properties acquired in January 2013, which are base stop leases resulting in increased operating expenses for these properties, including property taxes.

COMMERCIAL MORTGAGE LOAN

Interest income on the commercial mortgage loan held for investment represents approximately $137,000 of interest earned on the mortgage at a rate of 1-month LIBOR plus 450 basis points and approximately $527,000 of income from the accretion of the discount from the face value of the mortgage, offset by approximately $20,000 of amortization of the loan origination costs incurred in connection with the investment. This investment was made in September 2013 and the Company did not have investments in commercial mortgage loans for any applicable period in 2012.

REAL ESTATE OPERATIONS

Revenues and operating income from our real estate operations totaled approximately $2.0 million and $1.5 million, respectively, during the nine months ended September 30, 2013, compared to total revenue and operating income of approximately $2.4 million and $1.9 million, respectively, for the nine months ended September 30, 2012. The 2013 period included a $1.0 million payment related to drilling requirements in the Company’s oil exploration lease. The 2012 period included revenue of approximately $618,000 and income of approximately $573,000 related to the sale of 16.6 acres of industrial land west of Interstate 95. Additionally, revenues for the nine months ended September 30, 2012 included approximately $730,000 recognized in connection with the final resolution of the Dunn Avenue Extension obligation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GOLF OPERATIONS

Revenues from golf operations totaled approximately $3.8 million and $3.4 million for the nine months ended September 30, 2013 and 2012, respectively. The total direct cost of golf operation revenues totaled $4.2 million for the nine months ended September 30, 2013 and 2012. Our golf operations had a net operating loss of approximately $396,000 during the nine months ended September 30, 2013, representing a 48% improvement over the net operating loss of approximately $767,000 in the same period in 2012. The approximately $371,000 improvement in the net operating results from golf operations was due to an increase of approximately 41% in the number of members since September 30, 2012, which resulted in a substantial increase in revenues from membership activities without generating significant increased costs. In addition, our food and beverage revenues increased substantially as a result of the reopening of our renovated and expanded facilities. Operating costs improved by 1% or approximately $57,000, during the nine months ended September 30, 2013, compared to the same period in 2012.

AGRICULTURE AND OTHER INCOME

For the nine months ended September 30, 2013, revenues from other sources, primarily our agriculture operations, totaled approximately $149,000, compared to approximately $147,000, in the same period in 2012. The 2% increase in revenues during the nine months ended September 30, 2013 primarily reflects revenues from additional timber harvesting. For the nine months ended September 30, 2013, the direct cost of revenues totaled approximately $120,000, compared to approximately $166,000, in the same period in 2012. The decrease of approximately $46,000, or 28%, during the nine months ended September 30, 2013 is attributable to the reduction of employees, the disposition of agricultural equipment and the related reduced maintenance and insurance costs, and the outsourcing of the agriculture operations. For the nine months ended September 30, 2013, the agriculture and other operations had net operating income of approximately $29,000, an increase of approximately 245%, as compared to a net operating loss of approximately $20,000 in the same period of 2012.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $4.2 million and $5.1 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in the nine months ended September 30, 2013 included approximately $346,000 of decreased legal and other expenses offset by a one-time separation payment of approximately $103,000. In addition, the general and administrative expenses in the nine months ended September 30, 2012 included a legal reserve of approximately $612,000 related to the settlement of the St. John’s River Water Management District matter and a one-time payout of approximately $145,000 to a retiring senior executive.

Interest expense totaled approximately $1.3 million and $475,000 for the nine months ended September 30, 2013 and 2012, respectively. The increased interest expense during the nine months ended September 30, 2013 compared to the same period in 2012 reflects our increased net borrowings to finance our acquisitions of income properties and our investment in a commercial mortgage loan. During the twelve month period ending September 30, 2013, our long-term debt increased approximately $50.0 million. Included in interest expense in the consolidated financial statements is the amortization of loan costs incurred in connection with the Company’s long-term debt. For the first nine months of 2013 and 2012, the amortization of loan costs totaled approximately $148,000 and $74,000, respectively. In the first quarter of 2012 we recognized a loss of approximately $246,000, related to the extinguishment of the debt outstanding that was paid off with proceeds from the new credit agreement.

DISCONTINUED OPERATIONS

As of September 30, 2013, one income property was classified as held for sale, as we had commenced activities to sell the property and determined there was high probability that a sales transaction would occur within one year. Accordingly, the operating results from this property were included in discontinued operations for the nine months ended September 30, 2013 and 2012, respectively.

In the fourth quarter of 2012, one income property was classified as held for sale, as we had commenced activities to sell the property and determined there was a high probability that a sales transaction would occur within one year. This property, along with two more properties were sold during the nine months ended September 30, 2013, therefore, these three properties’ operating results were included in discontinued operations for the nine months ended September 30, 2013 and 2012. In addition, the operations from two properties which were sold prior to September 30, 2012, were also included in discontinued operations for the nine months ended September 30, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled approximately $743,000 at September 30, 2013, with additional restricted cash of approximately $323,000 being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013. Cash totaled approximately $1.3 million at December 31, 2012.

Our total cash balance at September 30, 2013 reflects cash flows provided by operating activities totaling approximately $8.5 million, during the nine months then ended, compared to the prior year’s cash flows, in the same period, totaling approximately $3.6 million.

Our cash flows used in investing activities totaled approximately $47.0 million for the nine months ended September 30, 2013, reflecting the use of approximately $39.7 million to acquire nine income properties, and approximately $17.7 million to acquire a commercial mortgage loan, offset by approximately $10.6 million in proceeds from the sale of three income properties.

Our cash flows provided by financing activities totaled approximately $38.0 million, for the nine months ended September 30, 2013, primarily related to permanent financing borrowings, which were utilized in our investing activities, offset by repayments on our credit facility.

Our total long-term debt balance totaled approximately $66.7 million at September 30, 2013, representing an increase of approximately $37.6 million from the balance of approximately $29.1 million at December 31, 2012. The increase in the long-term debt was due to our investment activities, including the acquisition of income properties and the investment in a commercial mortgage loan net of payments we made to reduce the balance outstanding on the line of credit utilizing cash from our operations, cash from disposition activities, and the proceeds from the origination of a $7.3 million five year interest only non-recourse secured financing and a $23.1 million ten year interest only non-recourse secured financing.

Acquisitions. As noted previously, the Company used approximately $39.7 million of cash to acquire nine income properties during the nine months ended September 30, 2013. These acquisitions included: four single-tenant bank branches in Orange and Los Angeles Counties, California for approximately $8.0 million, a single-tenant property located in Phoenix, Arizona for approximately $5.0 million, two single-tenant office properties in Orlando, Florida for approximately $14.6 million, a single-tenant property located in Renton Washington for approximately $6.6 million, and a single-tenant property located in Germantown, Maryland for approximately $5.0 million. We may target additional investments in income-producing properties, ground leases, or in mortgage loans during the fourth quarter of 2013. We expect to fund these acquisitions utilizing the available capacity under our credit facility of approximately $29.7 million, cash from operations, proceeds from the dispositions of non-core income properties or transactions in our land assets, which we expect will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. On February 14, 2013, the Company sold its interest in the 4,128 square-foot building under lease to PNC Bank, located in Alpharetta, Georgia. The sales price on this transaction amounted to approximately $3.6 million. The property was written down to estimated fair value resulting in a loss of approximately $427,000, and was presented as assets held for sale on the consolidated balance sheet at December 31, 2012. On February 21, 2013, the Company sold its interest in the 13,824 square-foot building under lease to CVS, located in Clermont, Florida. The sales price on this transaction amounted to approximately $4.0 million. On May 31, 2013, the Company sold its interest in the 13,905 square-foot building under lease to Walgreens, located in Kissimmee, Florida. The sales price on this transaction amounted to approximately $3.4 million. The proceeds from the sale of this property were used to complete a Section 1031 exchange for an income property the Company acquired in January 2013, leased to an affiliate of Big Lots, located in Phoenix, Arizona. The Company recognized a gain of approximately $503,000 on this sale. These three properties’ operating results were included in discontinued operations for the nine months ended September 30, 2013 and 2012.

Financing. On February 27, 2012, we entered into a Credit Agreement (the “Agreement”) with the Bank of Montreal (“BMO”). The Agreement consisted of a $46.0 million revolving credit facility with a maturity of February 27, 2015, subject to a one-year extension at the option of the Company (the “Credit Facility”). The indebtedness outstanding accrued interest, prior to the amendments of the agreement at a rate ranging from the 30-day London Interbank Offer Rate (“LIBOR”) plus basis points to LIBOR plus 250 basis points, with the spread over LIBOR based on a ratio of the Company’s total indebtedness to total asset value. The indebtedness under the facility is unsecured and is guaranteed by certain subsidiaries of the Company.

On September 20, 2012, the Company entered into the first amendment to the Agreement (“Amendment”). This Amendment expanded the accordion feature of the Credit Facility to $62.0 million. The Amendment also modified some of the restrictive covenants contained in the original agreement. The changes to the restrictive covenants were not material in nature. On September 21, 2012, BB&T was added as a participating lender to the Agreement, with a commitment of $16.0 million. On February 14, 2013, Wells Fargo Bank N.A. was added as a participant lender to the Agreement, with a commitment of $20.0 million and the total available capacity on the Credit Facility was increased to $66.0 million. As a result, as of February 14, 2013, BMO’s commitment under the $66.0 million Credit Facility capacity totaled $30.0 million.

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

On March 29, 2013, the Company entered into the second amendment to the Agreement (“Second Amendment”). The Second Amendment expands the accordion feature allowing the Company to increase the Credit Facility up to $125 million, and reduces the interest rate by 25 basis points, so that it now ranges from LIBOR plus 150 basis points up to LIBOR plus 225 basis points, based on the total balance outstanding under the credit facility as a percentage of total asset value of the Company. The Second Amendment also extends the maturity date to March 31, 2016 from February 27, 2015.

Capital Expenditures. Additional funds expected to be invested for tenant improvements on our self-developed income properties will only occur as new leases are secured. As of September 30, 2013, our contractual requirements to make future capital expenditures were limited to certain tenant improvements for the two income properties leased to Hilton Resorts Corporation in the amount of approximately $59,000 for which we have recognized an obligation of that amount. In addition, during the three months ended September 30, 2013, the Company began construction on two new buildings for one of the self-developed properties located in Daytona Beach, Florida. Total anticipated costs of construction are approximately $3.0 million of which approximately $51,000 had been incurred as of September 30, 2013. Construction in progress is being recorded as the construction services are performed. During the nine months ended September 30, 2013, we invested approximately $134,000 for capital improvements in golf operations, including the final payments in January 2013 for the renovation of the clubhouse and food and beverage facilities. Investments in capital improvements can be reduced at our discretion based on operating cash needs. We do not anticipate investing significant funds on further improvements to the golf operations facilities in 2013.

We believe we will have sufficient liquidity to fund our operations, capital requirements, potential contributions to the Pension Plan, and debt service requirements over the next twelve months and into the foreseeable future, with cash flow from our operations and the aforementioned available capacity on the existing $66.0 million credit facility as of September 30, 2013.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. Through September 30, 2013, 4,660 shares had been repurchased at a total cost of $104,648, with no repurchases occurring during 2013.

On April 26, 2012, the Company announced a voluntary Odd-Lot Buy-Back Program (the “Program”), whereby the Company offered to purchase shares from shareholders who owned less than 100 shares of the Company’s common stock as of April 26, 2012 for $31.00 per share. The Program reflected the Company’s interest in reducing the ongoing costs associated with shareholder recordkeeping and communications and to assist shareholders who may be deterred from selling their small lots of stock due to the costs that would be incurred. The Company paid all costs associated with the Program and purchased 14,634 shares under the Program at a total cost of $453,654. The Program expired September 30, 2012. The Company did not provide any recommendation regarding shareholder participation and the decision was entirely that of each shareholder as to whether to sell shares in this Program.

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

Annually, the Board reviews our business plan and corporate strategies and makes adjustments as circumstances warrant. Management’s focus is to continue to execute on our strategy, which is to diversify our portfolio by redeploying proceeds from like-kind exchange transactions and utilizing our credit facility to increase our portfolio of income-producing properties, to provide stabilized cash flows with good risk adjusted returns primarily in larger metropolitan areas.

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2012. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the nine months ended September 30, 2013, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We are primarily exposed to interest rate risk on our outstanding debt borrowings, which totaled $66.7 million at September 30, 2013. Our borrowings include $36.3 million outstanding on our $66.0 million revolving credit facility, which bears a variable rate of interest based on the 30-day LIBOR and our level of borrowing as a percentage of our total asset value. Approximately $30.4 million of our outstanding debt bears interest at a fixed rate of 3.67%. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would affect our financial position, results of operations, and cash flows by approximately $363,000.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of September 30, 2013, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

In September 2010, SJRWMD served the Company with an administrative complaint filed with the Florida Division of Administrative Hearings in connection with certain Company agricultural operations. In August 2012 the Company submitted a proposed settlement offer to SJRWMD, offering certain undeveloped acreage owned by the Company. The Company accrued a reserve equal to $611,691 in the quarter ended September 30, 2012, reflecting the Company’s carrying value of the acreage offered to settle the matter. In December 2012, the Company and SJRWMD executed a settlement agreement (“SJRWMD Agreement”) in which the Company agreed to submit an after-the-fact permit application and increased the undeveloped acreage offered for mitigation in connection with the permit. The Company adjusted the reserve to a total of $723,058 to reflect the increased acreage offered in the SJRWMD Agreement. The SJRWMD Agreement was contingent upon the Company and SJRWMD reaching agreement on a management fee and issuance of the permit. The Company submitted its permit application on January 28, 2013. In March 2013 the Company conveyed the acreage contemplated by the SJRWMD Agreement, SJRWMD issued the after-the-fact permit, and the litigation was settled.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving the property. The proposed road modifications would impact access to the Company’s property that is leased to Harris Teeter. The Company does not believe the road modifications provide a basis for Harris Teeter to terminate the Lease. In May 2012, the North Carolina Department of Transportation (“NCDOT”) indicated that while it had not reached a final decision on its consideration of this matter, the intersection would remain all-access. In January 30, 2013, NCDOT proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte (“Charlotte”) proposed to build and maintain a new access road/point into the property. These proposals are tentative and any proposed action by NCDOT and Charlotte would require NCDOT and Charlotte to obtain additional public funding. In light of the proposed redesign, the trial, initially scheduled for September 2013, has been continued until April 2014, with mediation to occur prior.

In May 2010, the Company filed a lawsuit in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida, in order to enforce its approximate $3.8 million claim of lien on real property owned by FM Bayberry Cove Holding, LLC (“FM Bayberry”) for its share of the costs for construction of a road. BB&T was included as a defendant as the current mortgage holder of the property subject to the Company’s lien. BB&T filed a counterclaim asserting that its mortgage is superior to the Company’s claim of lien which the Company denied. BB&T and the Company each filed motions for summary judgment as to the priority of their respective interests in the property which were heard by the court on January 12, 2012. The Circuit Court determined that the Company’s interests were superior to the lien imposed by BB&T and all other interests and a final judgment of foreclosure was subsequently entered. However, all further proceedings in the Circuit Court (including the foreclosure sale) were stayed pending BB&T’s appeal to the Florida District Court of Appeal, Fifth District (the “Appellate Court”), regarding the Circuit Court’s determination in the matter of priority. On October 29, 2013, the Appellate Court ruled in favor of the Company, affirming the Circuit Court’s determination that the Company’s lien against the approximately 600-acre parcel of residential land (lying west of I-95 near the LPGA International development and adjacent to Bayberry Colony) is superior to the lien imposed by BB&T. The judgment has accrued to over $4.6 million, including interest. The Company has not included an accrual related to interest in the consolidated financial statements. At this time, the Appellate Court’s decision is subject to possible motion for rehearing by BB&T.

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

ITEM 1A. RISK FACTORS (continued)

We wish to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year-ended December 31, 2013, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market in the City and Volusia County, Florida; the impact of a prolonged recession or further downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of environmental and land use regulations; extreme or severe weather conditions; the impact of competitive real estate activity; variability in quarterly results due to the unpredictable timing of land transactions; the loss of any major income property tenants; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

As a result of our investment in the $19.5 million commercial mortgage loan during the third quarter of 2013 we are subject to the following risks inherent with mortgage loans and may continue to be subject to the following risks should we make additional investments in mortgage loans:

•	We will be at risk of default by borrowers on the mortgage loans. These defaults may be caused by many conditions beyond our control, including interest rate levels and other economic conditions affecting real estate values be it local, regional or a broader market scope. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans;

•	Declines in real estate values may induce mortgagors to voluntarily default on their loans, increasing the risk of foreclosure and loss of capital;

•	Borrowers may file for bankruptcy if they cannot meet the demands of their debt service, and bankruptcy judges have wide latitude to modify the terms of indebtedness, which could result in lower than expected returns on our investment;

•	Delays in liquidating defaulted mortgage loans could reduce our investment returns. If there are defaults under our mortgage loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. Further, given the recent economic events, foreclosure actions may flood the courthouses, causing further delays in prosecuting such actions. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us or the issuer on the mortgage loan; and

•	The borrower under the mortgage loan held by us will have exclusive management and control of the operation of their real estate portfolios, and we must rely exclusively on the management capabilities of such the borrower. Further, with regard to our investment in the mortgage loan secured by the hotel in Atlanta, Georgia, the lodging business is highly competitive and influenced by many factors such as location, room rates, the quality of the property, brand affiliations, service levels, reputation and reservation systems, among many other factors, and there are many competitors in this market. If the borrowers under our mortgage loan secured by the hotel property are unable to effectively manage the underlying property securing the mortgage loan or to compete effectively in the lodging market, then such borrowers may be at greater risk of defaulting on those mortgage loans.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the nine months ended September 30, 2013, which were not previously reported.

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 3.1	Amended and Restated Articles of Incorporation of Consolidated-Tomoka Land Co., dated October 26, 2011, filed as Exhibit 3.1 to the registrant’s Current Report Form 8-K filed October 28, 2011, and incorporated herein by reference.

Exhibit 3.2	Amended and Restated Bylaws of Consolidated-Tomoka Land Co., dated April 27, 2011, filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed April 28, 2011, and incorporated herein by reference.

Exhibit 31.1	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	*XBRL Instance Document

Exhibit 101.SCH	*XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	*XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB	*XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	*XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF	*XBRL Taxonomy Definition Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

October 31, 2013	By:	/S/ JOHN P. ALBRIGHT
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

October 31, 2013	By:	/S/ MARK E. PATTEN
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)