Form 10-K
period 2013-12-31
CONSOLIDATED TOMOKA LAND CO
filed 2014-03-10
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant at June 30, 2013, was approximately $220,500,882.

The number of shares of the registrant’s Common Stock outstanding on February 28, 2014 was 5,881,259.

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2013, are incorporated by reference in Part III of this report.

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

We are a diversified real estate operating company. We own and manage commercial real estate properties in nine states in the U.S., and two self-developed, flex-office properties, with multiple tenants, located in Florida. The Company has an additional flex-office property under construction as of December 31, 2013 which is adjacent to an existing self-developed property. As of December 31, 2013, we owned thirty-five single-tenant income-producing properties, with more than 740,000 square feet of gross leasable space. We also own and manage a land portfolio, as of December 31, 2013, of over 10,000 acres in Florida, a majority of which is located within and forms a substantial portion of, the western boundary of the City of Daytona Beach (the “City”). Our land is well-located along both sides of Interstate 95 and near central Florida’s Interstate 4 corridor. In January 2014, the Company successfully foreclosed on approximately 600 acres of land west of I-95, bringing the Company’s land portfolio to over 10,500 acres. As of December 31, 2013, we also had an investment in a floating-rate commercial mortgage loan collateralized by a hotel property in Atlanta, Georgia. We have a golf course operation which consists of the LPGA International golf club, which is managed by a third party, and we also lease property for billboards, have agricultural operations that are managed by a third party and consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

The following is a summary of financial information regarding the Company’s business segments (amounts in thousands) for the years ended December 31:

	2013	2012	2011
Revenues of each segment are as follows:
Income Properties	$12,828	$8,463	$7,679
Commercial Mortgage Loan	1,713	—	—
Real Estate Operations	5,946	3,099	501
Golf Operations	5,075	4,506	4,661
Agriculture and Other Income	276	165	125

Total Revenues	$25,838	$16,233	$12,966

Operating income (loss) from Continuing Operations before income tax for each segment is as follows:
Income Properties	$11,494	$7,787	$7,152
Commercial Mortgage Loan	1,713	—	—
Real Estate Operations	2,292	2,394	(250)
Golf Operations	(412)	(888)	(1,333)
Agriculture and Other Income	128	(34)	(527)
General and Corporate Expenses	(8,936)	(8,395)	(14,011)

Total Operating Income (Loss)	$6,279	$864	$(8,969)

Identifiable assets of each segment are as follows:
Income Properties	$151,683	$130,726	$116,944
Commercial Mortgage Loan	18,888	—	—
Real Estate Operations	29,929	34,162	34,529
Golf Operations	3,269	3,230	2,859
Agriculture and Other	22,415	16,579	15,934

Total Assets	$226,184	$184,697	$170,266

ITEM 1.	BUSINESS (continued)

BUSINESS PLAN

Our business plan is primarily focused on investing in income-producing real estate and optimizing the value of our land holdings. Our investments in income-producing real estate are conducted primarily through the acquisition of income properties generally with single tenants, self-development of flex-office assets or investing in mortgage loans or similar financings secured by commercial real estate. Our investment in single-tenant income properties, when possible, utilizes proceeds from other real estate transactions which qualify for income tax deferral through the like-kind exchange provisions under Section 1031 of the Internal Revenue Code. We have generally held our portfolio of land holdings, which are used for agricultural purposes, for a significant period of our 111-year history, and as a result our book basis in the majority of these assets is very low. Therefore, dispositions of this agricultural land typically generate large taxable gains. Utilizing the like-kind exchange process allows us to defer the related income taxes on these gains and reinvest effectively 100% of the net sales proceeds of the qualifying transaction into income-producing properties. In limited circumstances we have reacquired land that we have previously sold either pursuant to the terms of the sales agreement or through foreclosure of the financing we provided to the buyer of the land. Land we have reacquired typically has a higher book basis. Our approach in investing in income-producing real estate is to use moderate leverage, when appropriate or necessary, to fund our acquisitions and to help accelerate our business plan objectives. Our use of leverage in acquiring income-producing real estate is intended to provide positive returns relative to our borrowing costs. We believe this will enhance our Company’s income-generating real estate asset base while keeping us cash flow positive with approximately half of our market capitalization held in lower-yielding agricultural land assets.

Our investments in income-producing properties typically have been with single tenants pursuant to leases primarily in the form of triple or double net leases and ground leases. Triple-net leases generally require the tenant to pay property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and capital expenditures. Our investment strategy seeks to acquire income properties which will continue to broaden the credit base of our lease tenants, diversify our income property portfolio geographically, with an emphasis on major markets in the U.S., and diversify the type of income-producing property, which in the future may include hospitality or other retail. Our investments in mortgage loans or similar structured finance investments have been and will continue to be secured by commercial real estate or a borrower’s pledge of its ownership interest in the entity that owns the real estate. In the future, we may invest in mortgage loans secured by residential real estate developments. We have self-developed all of our investments in flex-office, income-producing properties, which are located in Daytona Beach, Florida. We believe investment in each of these income-producing asset classes provide attractive opportunities for stable current cash flows and increased returns in the long run and the potential for capital appreciation.

INCOME PROPERTIES

We have pursued a strategy of investing in income-producing properties, when possible, by utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes. Through the end of 2013, we had invested approximately $187.4 million in forty-three single-tenant income properties primarily through this tax-deferred structure. We have sold eight of these income properties, one of which was sold in 2011, for approximately $2.9 million, two of which were sold in 2012, for a total of approximately $8.0 million, and five of which were sold in 2013, for a total of approximately $18.6 million. During the year ended December 31, 2013, we acquired the following nine income properties at a total purchase price of approximately $39.3 million:

•	On January 3, 2013, the Company acquired four properties leased to Bank of America, N.A. in both Los Angeles County and Orange County, California, at an aggregate purchase price of approximately $8.0 million. The initial terms of the leases are 15 years;

•	On January 23, 2013, the Company acquired a 34,512 square-foot free-standing building, situated on 3.62 acres in Glendale, Arizona. The property is under lease to Big Lots with an initial term of 10 years. The purchase price totaled approximately $5.0 million;

•	On January 31, 2013, the Company acquired a two-building 133,000 square-foot office complex leased to Hilton Resorts Corporation in Orlando, Florida. The total purchase price was $14.6 million. Both buildings are under a long term lease, with over eight years remaining in the term, which provides for annual lease escalations;

•	On July 25, 2013, the Company acquired a 16,280 square-foot building leased to a subsidiary of Rite Aid Corp. in Renton Washington, a suburb of Seattle. The total purchase price was approximately $6.6 million. As of the acquisition date, the remaining term of the lease was 13 years, with lease escalations during the six five-year option periods; and

•	On September 13, 2013, the Company acquired a 25,600 square-foot building leased to Big Lots in Germantown, Maryland. The total purchase price was approximately $5.0 million. As of the acquisition date, the remaining term of the lease was approximately 10.4 years, with three five-year option periods.

ITEM 1.	BUSINESS (continued)

Our current portfolio of single-tenant income properties generates approximately $12.1 million of revenues from lease payments on an annualized basis and has an average remaining lease term of 10.1 years as of December 31, 2013. We expect to continue to focus on acquiring income-producing properties during fiscal year 2014, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

During the year ended December 31, 2012, the Company acquired eight income properties at a total acquisition cost of approximately $25.9 million. Of the total acquisition cost, approximately $14.7 million was allocated to land, approximately $9.7 million was allocated to buildings and improvements, and approximately $1.5 million was allocated to intangible assets pertaining to the in-place lease value.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. Pursuant to our on-going review, five properties were sold in 2013. All of the proceeds from these sales were deployed through the like-kind exchange structure, in acquiring certain of the income properties we purchased in 2013 and 2012. The Company anticipates that future investments in income-producing assets could use the proceeds from selling non-core properties, utilizing the tax-deferred like-kind exchange structure, as circumstances permit.

ITEM 1.	BUSINESS (continued)

As of December 31, 2013, the Company owned thirty-five income single-tenant properties in nine states. Additionally, the Company has two self-developed, flex-office properties, with multiple tenants. Following is a summary of these properties:

Tenant	City	State	Area (Square Feet)	Year Built
Bank of America	Garden Grove	CA	7,570	1962
Bank of America	Laguna Beach	CA	11,029	1961
Bank of America	Mission Viejo	CA	9,034	1975
Bank of America	Mission Viejo	CA	5,975	1979
Bank of America	Westminster	CA	7,620	1965
Bank of America	La Habra	CA	12,150	1978
Bank of America	Los Alamitos	CA	11,713	1963
Bank of America	Walnut	CA	8,730	1980
Bank of America	Yorba Linda	CA	4,339	1971
Barnes & Noble	Daytona Beach	FL	28,000	1995
Best Buy	McDonough	GA	30,038	2005
Big Lots	Phoenix	AZ	34,512	2000
Big Lots	Germantown	MD	25,589	2000
Buffalo Wild Wings	Phoenix	AZ	6,030	2012
CVS (2)	Clermont	FL	13,824	2002
CVS (2)	Melbourne	FL	10,908	2001
CVS (2)	Sanford	FL	11,900	2003
CVS (2)	Sanford	FL	13,813	2004
CVS (2)	Sebastian	FL	13,813	2003
CVS (2)	Sebring	FL	12,174	1999
CVS (2)	Tallahassee	FL	10,880	1995/2011(1)
CVS (2)	Vero Beach	FL	13,813	2001
Dick’s Sporting Goods	McDonough	GA	46,315	2006
Harris Teeter	Charlotte	NC	45,089	1993
Hilton Resorts Corporation (Office)	Orlando	FL	102,019	1988
Hilton Resorts Corporation (Office)	Orlando	FL	31,895	2000
JPMorgan Chase Bank	Chicago	IL	4,635	2011
Lowe’s Corporation	Lexington	NC	114,734	1996
PNC Bank	Altamonte Springs	FL	4,128	2004
Rite Aid Corp.	Renton	WA	16,280	2006
Walgreens	Boulder	CO	14,820	2010
Walgreens	Apopka	FL	14,560	2003
Walgreens	Clermont	FL	13,650	2003
Walgreens	Palm Bay	FL	13,905	1999
Walgreens	Alpharetta	GA	15,120	2000

35 Single-Tenant Properties			740,604

Primary Tenant
Merrill Lynch (36%)	Concierge Office Building, Daytona Beach	FL	22,012	2009
State of Florida Dept. of Revenue (62%)	Mason Commerce Center, Daytona Beach	FL	30,720	2009

2 Self-Developed Flex-Office Properties			52,732

Total 37 Properties			793,336

(1)	This property was expanded in 2011 at a cost of $1,600,000 in exchange for a new twenty-five year lease term.
(2)	These properties’ leases are with Holiday CVS, L.L.C.

ITEM 1.	BUSINESS (continued)

With the exception of the Hilton Resorts Corporation, Dick’s Sporting Goods, Best Buy, and the two self-developed, flex-office properties, all of our income properties are leased on a long-term, double or triple-net lease basis.

The average occupancy rates, expressed as a percentage, of our acquired single-tenant, net-lease income properties for each of the last five years on a portfolio basis are as follows:

Year	Occupancy (1)
2009	95%
2010	92%
2011	91%
2012	94%
2013	96%

(1)	Based on weighted average physical occupancy.

The weighted average effective annual rental per square foot for our single-tenant, net-lease income properties as of year-end for each of the last five years is as follows:

Year	Annual Rental Per Square Foot
2009	$17.03
2010	$16.61
2011	$16.40
2012	$17.48
2013	$15.89
2009 – 2013	$16.68

The information on lease expirations of our single-tenant, net-lease income properties for each of the ten years starting with 2014 is as follows:

Year	# of Tenant Leases Expiring	Total Square Feet of Leases Expiring	Annual Rents Expiring	Percentage of Gross Annual Rents Expiring
2014	—	—	—	—
2015	1	28,000	$394,800	3.4%
2016	1	30,038	$480,000	4.1%
2017	2	161,049	$1,266,785	10.8%
2018	—	—	—	—
2019	2	16,302	$559,537	4.8%
2020	1	15,120	$362,880	3.1%
2021	3	145,814	$2,263,775	19.2%
2022	1	13,824	$265,202	2.3%
2023	2	48,325	$694,574	5.9%

Each lease has additional option periods beyond the original term of the lease, which are exercisable at the tenant’s option.

We completed no transactions subsequent to December 31, 2013, and prior to the date of this report, which related to our income properties portfolio.

No tenant of a single income property or group of properties with the same tenant had aggregate rent which accounted for more than 10% of our consolidated revenues in 2013. CVS and Walgreens accounted for 15.5% and 12.8%, respectively, of our consolidated revenues in 2012.

As part of our overall strategy for investing in income-producing investments, we have self-developed two flex-office properties in Daytona Beach, Florida. The first property is a two-building, 31,000 square-foot flex-office space complex located within Mason Commerce Center. This represents the first phase of a four-building planned commercial development. As of December 31, 2013, the occupancy of the completed two-building complex is 94%. In 2013, we began construction of the second phase which includes a two-building, flex-office project of similar size. The Company has leased approximately 7,700 square feet of the property under construction to an affiliate of Lamar Advertising Company under a lease with an initial term of approximately 10 years. The second self-developed property is the first phase of a twelve-acre commercial site located at the northeast corner of LPGA and Williamson

ITEM 1.	BUSINESS (continued)

Boulevards in Daytona Beach, Florida. The parcel includes a 22,000 square-foot, two-story flex-office building known as the Concierge Office Building, with 74% of the building under lease to two tenants. As of December 31, 2013, on an annualized basis, our self-developed, flex-office property portfolio generated approximately $819,000 of revenue from lease payments. In January 2014, we signed a lease with a third tenant, which brought the occupancy to approximately 83%.

Other revenue in our income property operations consists of the lease of land for twenty-two billboards primarily along Interstate 95 and Interstate 4.

REAL ESTATE OPERATIONS

As of December 31, 2013, the Company owned over 10,000 acres of land in Daytona Beach, Florida, along six miles of the west and east side of Interstate 95. Presently, the majority of this land is used for agricultural purposes. Approximately 1,500 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. The Company’s holdings in this area include two permitted office sites in the Cornerstone Office Park, located at the southeast quadrant of the Interstate 95 interchange at LPGA Boulevard which are permitted for more than 100,000 square feet of office space. The remainder of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development or industrial purposes. Included in the western land is approximately 1,100 acres which are located further west of Interstate 95 and a few miles north of Interstate 4 and this land is generally well suited for industrial purposes. In January 2014, the Company successfully foreclosed on approximately 600 acres of land west of I-95, bringing the Company’s land portfolio to over 10,500 acres.

Beginning in 2012, we have observed an increase in residential and commercial real estate activity in the area surrounding our land holdings and for the years ended December 31, 2013 and 2012 we have completed the following transactions:

On December 4, 2013, the Company sold approximately 3.405 acres to RaceTrac Petroleum, Inc. (“RaceTrac”) for $1.3 million or approximately $382,000 per acre. We recognized a loss on the sale of approximately $244,000 which is attributable primarily to a higher basis in the property as a result of the Company having repurchased this land in 2010. The parcel sold to RaceTrac is part of Williamson Crossing, an approximately 23-acre, proposed commercial development located at the southeast corner of Williamson and LPGA Boulevards in Daytona Beach. RaceTrac is the first occupant for the Williamson Crossing site. In connection with the transaction, the Company agreed to reimburse RaceTrac up to $976,500 over the next five years for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire Williamson Crossing site. As of December 31, 2013, $283,500 of cash is held in escrow related to the improvements and is classified as restricted cash in the consolidated balance sheets. The Company anticipates that all or a portion of these reimbursable costs will be shared by other owners as parcels in the Williamson Crossing development are sold and additional businesses locate to the site. Based on the book basis of the remaining repurchased acres relative to the price per acre in the RaceTrac transaction, the Company determined that no adjustment for impairment was required as of December 31, 2013.

On December 19, 2013, the Company sold approximately 2.02 acres to Intracoastal Bank. The land was sold for $640,000 or approximately $317,000 per acre for a gain of approximately $581,000. This parcel is located on LPGA Boulevard, east of I-95 in Daytona Beach, Florida, between the Vince Carter’s and Wendy’s restaurants.

On December 20, 2013, the Company sold approximately 6.23 acres to CarMax Auto Super Stores, Inc. (“CarMax”) for $1.05 million, or approximately $168,500 per acre, for a total loss of approximately $1.0 million. We recognized a loss of approximately $416,000 on the sale. In the second quarter of 2013 the Company recognized an impairment loss of approximately $616,000 which was based on the contract price in a transaction that had been executed for approximately 3.21 acres of the total 6.23 acres sold to CarMax. That transaction was terminated prior to closing. The basis in these acres was higher than is typical for the Company’s land holdings as this land had been reacquired through foreclosure in 2009.

During the second quarter of 2012, the Company sold approximately 16.6 acres of industrial land west of Interstate 95 at a price of approximately $618,000 or $37,000 per acre. The gain on the sale of this land totaled approximately $573,000.

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

ITEM 1.	BUSINESS (continued)

The Company owns impact fee and mitigation credits which totaled approximately $6.1 million and $6.3 million as of December 31, 2013 and 2012, respectively. During the years ended December 31, 2013 and 2012, the Company received cash payments of approximately $232,000 and $348,000, respectively, for impact fees with a basis of equal value.

Historical revenues and income are not indicative of future results because of the unique nature of land transactions and variations in the cost basis of the owned land. A significant portion of the Company’s revenue and income in any given year may be generated through relatively large land transactions. The timing for these land transactions, from the time of preliminary discussions through contract negotiations, due diligence periods, and the closing, can last from several months to several years. Although we believe there have been recent signals of improvement in the overall economy and credit markets, we expect the overall real estate market, particularly home building, will remain inconsistent in the near term, and as a result we believe our ability to enter into land transactions will remain challenging.

Real Estate Impairments. During the year ended December 31, 2013, the Company conducted an impairment analysis on 6.23 acres of land in Daytona Beach, Florida, which had been reacquired through a foreclosure in 2009. Approximately 3.21 of these acres were subject to a sales contract that was executed during the second quarter of 2013 which we deemed highly probably of closing. Although the transaction was subsequently terminated prior to closing, the analysis resulted in an impairment charge of $616,278, representing the portion of the cost basis of the property that management considered to be un-recoverable based on the land under contract and other current market prices. The 6.23 acres of land were sold under a new sales contract on December 20, 2013, resulting in an additional loss of $416,236, as more fully described in Note 5 “Land and Subsurface Interests.”

During the year ended December 31, 2011, the Company also conducted an impairment analysis on 317 acres of land in Daytona Beach, Florida. The analysis resulted in an impairment charge of $2,606,412. The charge represented the entire cost basis of the property, reflecting both the high carrying costs associated with these parcels relative to the current market value of the land and management’s determination to not pay the property taxes or other property assessments, and to not contest any legal proceedings, which would result in the forfeiture of title to the land through issuance of a tax deed or foreclosure. The Company sold substantially all of its interest in this land to a third party for de minimus proceeds and the assumption of approximately $238,000 of accrued liabilities, in the fourth quarter of 2012.

Subsurface Interests. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 490,000 “surface” acres of land owned by others in 20 counties in Florida. The Company leases its interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances revenues from royalties applicable to production from the leased acreage. During the year ended December 31, 2013, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Production volume from these oil wells was 88,782 barrels in 2013, 81,441 barrels in 2012 and 104,211 barrels in 2011, resulting in revenues received from oil royalties of $267,693, $286,536 and $228,494, respectively.

During 2011, an eight-year oil exploration lease covering approximately 136,000 net mineral acres primarily in Lee County and Hendry County, Florida, was executed and a $913,657 first year rental payment was received. An additional $922,114, representing the guaranteed second year’s delay rent, was received in September 2012. The two payments totaling approximately $1.83 million have been recognized ratably into income through September 2013. On September 22, 2013, the Company entered into an amendment of the exploration lease (the “Oil Lease Amendment”). Under the Oil Lease Amendment, the net mineral acres under exploration lease was reduced from approximately 136,000 net mineral acres to approximately 82,000 net mineral acres in Hendry County. The approximately 54,000 net mineral acres removed from the exploration lease were located in Lee County, Florida. In connection with the Oil Lease Amendment, the Company received a $3.293 million rent payment for the third year of the Company’s eight-year oil exploration lease. The payment is being recognized ratably over the 12 month lease period ending in September 2014. Also during September 2013, the Company received, and recognized as revenue, a non-refundable penalty payment of $1.0 million relating to the drilling requirements in the lease. The terms of the lease state the Company will receive royalty payments if production occurs and may receive additional annual rental payments if the lease is continued in years four through eight. Lease income is being recognized on a straight-line basis over the guaranteed lease term. For the years ended December 31, 2013, 2012 and 2011, lease income of approximately $1.6 million, $919,000 and $251,000 was recognized, respectively.

The Company’s current policy is to not release any ownership rights with respect to its reserved mineral rights. The Company may release surface entry rights or other rights upon request of a surface owner who requires such a release for a negotiated release fee based on a percentage of the surface value. Cash payments for surface entry rights released totaled approximately $120,000 and $46,000 during the years ended December 31, 2013 and 2012, respectively, which is included in revenue from real estate operations.

ITEM 1.	BUSINESS (continued)

During the first quarter of 2012, the Company signed an excavation agreement for fill dirt removal with up to four 9-month excavation periods and received an upfront non-refundable payment of $250,000 for the first excavation period beginning March 2012, and ending November 30, 2012. Through December 31, 2012, we recognized the entire non-refundable payment into income. The income from this excavation agreement was reclassified from Other Income into Real Estate Operations in the fourth quarter of 2012, and all prior quarterly information has been adjusted accordingly. This excavation agreement was terminated after the first excavation period.

GOLF OPERATIONS

Golf operations consist of the LPGA International golf club, a semi-private golf club consisting of two 18-hole championship golf courses, an 18-hole course designed by Rees Jones and an 18-hole course designed by Arthur Hills, with a three-hole practice facility also designed by Rees Jones, a clubhouse facility, food and beverage operations, and a fitness facility located within the LPGA International mixed-use residential community on the west side of Interstate 95 in Daytona Beach, Florida. In 2012 and 2013, we completed approximately $534,000 of capital expenditures to renovate the clubhouse facilities, including a significant upgrade of the food and beverage operations, addition of fitness facilities, and renovations to public areas.

The Company leases the land and certain improvements attributable to the golf courses under a long-term lease with the City of Daytona Beach, Florida. Due to the continuing losses of the golf operations, the Company recorded an impairment charge totaling $4,012,476, before income tax, in 2011. The Company entered into a management agreement with an affiliate of ClubCorp America (“ClubCorp”), effective January 25, 2012, to manage the LPGA International golf and clubhouse facilities. We believe ClubCorp, which owns and operates clubs and golf courses worldwide, brings substantial golf and club management expertise and knowledge to the LPGA International golf operations, including the utilization of national marketing capabilities, aggregated purchasing programs, and implementation of an affiliate member program, and our affiliation with ClubCorp will also improve membership levels through the access to other member clubs in the affiliate program.

In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”) whereby the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, would remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of December 31, 2013, approximately $2.5 million of the rent previously deferred that will not be due to the City remained to be amortized.

COMMERCIAL MORTGAGE LOAN INVESTMENTS

Our investment in commercial mortgage loans or similar structured finance investments, such as mezzanine loans or other subordinated debt, have been and will continue to be secured by commercial real estate or a borrower’s pledge of its ownership interest in the entity that owns the real estate. In the future, we may invest in or originate mortgage loans secured by residential real estate developments. The first mortgage loans we intend to invest in or originate will typically be for fully constructed commercial real estate, located in the United States and that are current or performing with either a fixed or floating rate. Some of these loans may be syndicated in either a pari passu or senior/subordinated structure. Commercial first mortgage loans generally provide for a higher recovery rate due to their senior position. Commercial mezzanine loans are typically secured by a pledge of the borrower’s equity ownership in the underlying commercial real estate. Unlike a mortgage this loan does not represent a lien on the property. Investor’s rights in a mezzanine loan are usually governed by an intercreditor agreement that provides holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same commercial property. We may originate mortgage loans or provide other types of financing to the owners of commercial real estate.

On August 7, 2013, the Company acquired a $19.6 million first mortgage loan secured by a hotel in Atlanta, Georgia, for approximately $17.5 million, a discount of approximately $2.05 million. The discount was being accreted into income ratably through the contractual maturity date in March 2014, which was included in Interest Income from Commercial Mortgage Loan in the consolidated financial statements.

ITEM 1.	BUSINESS (continued)

On January 6, 2014, the commercial mortgage loan principal of $19.5 million was paid in full. The total revenue recognized in January 2014 is approximately $851,000 including the remaining accretion of the purchase discount of approximately $650,000, interest income of approximately $35,000, and an exit fee of approximately $196,000, offset by the remaining amortization of fees of approximately $30,000.

On January 31, 2014, the Company acquired a mezzanine loan secured by the borrowers’ equity interest in an upper upscale hotel in Atlanta, Georgia, that was previously subject to the Company’s first commercial mortgage loan investment. The Company purchased the $5.0 million performing loan at par. The loan matures in February 2019 and bears a fixed interest rate of 12.00% per annum.

AGRICULTURE AND OTHER INCOME

Substantially all of our other income consists of revenues generated by our agricultural operations. The Company’s agricultural lands encompass approximately 9,700 acres on the west side of Daytona Beach, Florida. Our agricultural operations are managed by a third-party and consist of leasing land for hay production, timber harvesting, as well as hunting leases.

COMPETITION

The real estate business generally is highly competitive. Our business plan is focused on investing in commercial real estate that produces income primarily through the leasing of assets to a single tenant. To identify investment opportunities in income- producing real estate assets and to achieve our investment objectives, we compete with numerous companies and organizations, both public as well as private, of varying sizes, ranging from organizations with local operations to organizations with national scale and reach, and in some cases we compete with individual real estate investors. In all the markets in which we compete to acquire income properties, price is the principal method of competition, with transaction structure and certainty of execution also being significant considerations for potential sellers. As of December 31, 2013, our income property portfolio, including our multi-tenant assets, includes thirty-seven income properties located in the following states: (i) Arizona (ii) California (iii) Colorado (iv) Florida (v) Georgia (vi) Illinois (vii) Maryland (viii) North Carolina, and (ix) Washington. Should we need to re-lease our income properties or space in our multi-tenant properties, we would compete with many other property owners in the local market based on price, location of our property, potential tenant improvements, and possibly lease terms.

Our real estate operation is comprised of our land holdings, which are largely used for agricultural purposes today and are substantially located in the City of Daytona Beach, and our subsurface interests. The parties typically interested in our land holdings are both residential and commercial developers as well as commercial businesses. These interested parties typically base their decision to acquire land on, among other things, price, location, land use or optionality of land use, and may also consider other development activities in the surrounding area.

Our business plan is also focused on investing in commercial real estate through the performance of mortgage financings secured by commercial real estate. Competition for investing in commercial mortgage loans and similar financial instruments can include financial institutions such as banks, life insurance companies, institutional investors such as pension funds and other lenders including mortgage REITs. The organizations that we compete with are varying sizes, ranging from organizations with local operations to organizations with national scale and reach. Competition from these interested parties is based on, amongst other things, pricing or rate, financing structure, and other elements of the typical terms and conditions of a real estate financing.

Our golf operations consist of a single semi-private operating property, located in Daytona Beach, Florida, with two 18-hole championship golf courses, a practice facility with three holes of golf, and clubhouse facilities including a restaurant and bar operation, a fitness facility, and a swimming pool. The operation of the golf facility also includes private event sales for golf events and clubhouse events. The primary competition for our golf operations comes from other private and public golf operations in the local market. Competition for our golf operation is largely based on price, service level, and product quality. We attempt to differentiate our golf operations product on the basis of the condition and quality of the courses and practice facilities, our private event capabilities, service level, the quality and experience of the food and beverage amenities and other amenities.

EMPLOYEES

At December 31, 2013, the Company had thirteen full-time employees and considers its employee relations to be satisfactory.

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

Our business is subject to a number of significant risks. The risks described below may not be the only risks which potentially could impact our business. These additional risks include those which are unknown at this time or that are currently considered immaterial. If any of the circumstances, events, or developments described below actually occur to a significant degree, our business, financial condition, results of operations, and/or cash flows could be adversely affected, and the trading price of our common stock could decline. You should carefully consider the following risks and all of the other information set forth in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto.

A prolonged downturn in economic conditions, especially in Daytona Beach, Florida, could adversely impact our business. In recent years, the collapse of the housing market, together with the crisis in the credit markets, resulted in a recession in the local and national economy with significant levels of unemployment, shrinking gross domestic product, and drastically reduced consumer spending. During this period, potential consumers of residential real estate often deferred or avoided real estate purchases due to, among other factors, a lack of liquidity, the substantial costs involved, and overall uncertainty with the economy. The real estate industry is particularly vulnerable to shifts in local, regional, and national economic conditions which are outside of our control, such as short and long-term interest rates, housing demand, population growth, and unemployment levels and job growth. Our real estate operations segment is especially sensitive to economic conditions in Florida, particularly in Daytona Beach, where substantially all of our land portfolio is located. Florida has experienced improving economic conditions that have taken longer to recover than the rest of the nation. A prolonged period of economic weakness or another downturn could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows.

We may experience a decline in the fair value of our real estate assets or investments which could result in impairments and would impact our financial condition and results of operations. A decline in the fair market value of our long-lived assets may require us to recognize an “other-than-temporary” impairment against such assets (as defined by FASB authoritative accounting guidance) if certain conditions or circumstances related to an asset were to change and we were to determine that, with respect to any such asset, there was an unrealized loss to the fair value of the asset. The fair value of our long-lived assets depends on market conditions, including estimates of future demand for, and the revenues that can be generated from such the applicable asset such as land or an income property. If such a determination were to be made, we would recognize the estimated unrealized losses through earnings and write down the depreciated or amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sales price received and the adjusted depreciated or amortized cost of such assets at the time of sale.

The most recent downturn in the U.S. economy and real estate markets caused the fair value of certain of our properties to decrease. In 2011, we wrote down the carrying value of our golf operations assets and certain of our land assets with corresponding non-cash charges against our earnings to reflect the impaired value. In 2013, we wrote down the carrying value of a small parcel of land reacquired through foreclosure in 2009 when a portion of this reacquired land was under contract to be sold for a price that was less than the carrying value of the land. If the real estate market were to experience another decline, we may be required to take other impairment charges against our earnings for other than temporary impairments in the value of our real estate assets including our land, income properties, mortgage loan investments and similar financings or other capitalized costs. Any such non-cash charges could have an adverse effect on our financial condition and results of operations.

ITEM 1A.	RISK FACTORS (continued)

Our quarterly results are subject to variability. We have historically derived a substantial portion of our income from transactions in our land holdings. The timing of such real estate transactions is not predictable and is generally subject to the purchaser’s ability to, among other things, obtain acceptable financing and approvals from local municipalities and regulatory agencies for the intended use of the land on a timely basis. As these approvals are subject to third party responses, it is not uncommon for delays to occur, which affect the timing of transaction closings. These timing issues have caused, and may continue to cause, our operating results to vary significantly from quarter to quarter and year to year.

Our future success will depend upon, among other things, our ability to successfully execute our strategy to invest in income- producing assets. There is no assurance that we will be able to continue to execute our strategy of investing in income-producing assets successfully including income properties and mortgage loans or similar financings secured by real estate. There is no assurance that the income property portfolio will expand at all, or if it expands, at any specified rate or to any specified size. If we continue to invest in diverse geographic markets other than the markets in which we currently own properties, we will be subject to risks associated with investing in new markets as those markets will be relatively unfamiliar to us. In addition, investments in new markets may introduce increased costs to us relating to factors including the regulatory environment and the local and state tax structure. Additionally there is no assurance we can expand our investments in mortgage loans or similar financings secured by real estate.

Consequently if we are unable to acquire additional income-producing assets or our investments in new markets introduce increased costs our financial condition, results of operations, and cash flows may be adversely affected.

We operate in a highly competitive market for the acquisition of income properties and more established competitors may be able to compete more effectively for acquisition opportunities than we can. A number of entities compete with us to purchase income properties. We compete with REITs, public and private real estate focused companies, high wealth individual investors, and others. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several of our public company competitors have greater access to raising equity or debt financing, have significant amounts of capital available currently, and may have objectives that overlap with ours, which may create competition for acquisition opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of income property acquisitions and establish more relationships than us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition, results of operations and therefore our cash flows. Also, as a result of this competition, we may not be able to take advantage of attractive acquisition opportunities from time to time, and we can offer no assurance that we will be able to identify and purchase assets that are consistent with our objectives.

If we are not successful in utilizing the like-kind exchange structure in deploying the proceeds from our land transactions or dispositions of non-core income properties, or our like-kind exchange transactions are disqualified, our results of operations and cash flows could be adversely impacted. Our strategy of investing in income-producing properties includes the utilization, when possible, of proceeds obtained from the disposition of non-core income properties or from land transactions, which qualify for deferral of the applicable income tax through the like-kind exchange provisions of the Internal Revenue Code. If we fail to complete a qualifying acquisition utilizing the aforementioned proceeds, or a transaction we deemed qualifying for like-kind exchange treatment is subsequently disqualified by the Internal Revenue Service, we may be subject to increased income taxes, which may adversely impact our results of operations and our cash flows.

We are subject to a number of risks inherent with the real estate industry and in the ownership of real estate assets or investment in financings secured by real estate which may adversely affect our returns from our investments, our financial condition, results of operations and cash flows. Factors beyond our control can affect the performance and value of our real estate assets including our land, income properties, investments in mortgage loans or similar financings secured by real estate or other investments. Real estate assets are subject to various risks, including but not limited to the following:

•	Adverse changes in national, regional, and local economic and market conditions where our properties are located;

•	Competition from other real estate companies similar to ours and competition for tenants, including competition based on rental rates, age and location of the property and the quality of maintenance, insurance, and management services;

•	Changes in tenant preferences that reduce the attractiveness of our properties to tenants or decreases in market rental rates;

•	Zoning or other local regulatory restrictions, or other factors pertaining to the local government institutions which inhibit interest in the markets in which our land holdings or income producing assets are located;

•	Costs associated with the need to periodically repair, renovate or re-lease our properties;

•	Increases in the cost of our operations, particularly maintenance, insurance, real estate taxes which may occur even when circumstances such as market factors and competition cause a reduction in our revenues;

ITEM 1A.	RISK FACTORS (continued)

•	Changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies, and ordinances;

•	Illiquidity of real estate investments which may limit our ability to modify our income producing asset portfolio promptly in response to changes in economic or other conditions;

•	Acts of God, including natural disasters, which may result in uninsured losses; and

•	Acts of war or terrorism, including consequences of terrorist attacks;

If any of these or similar events occurs, it may reduce our return from an affected real estate asset or investment which could adversely impact our financial condition, results of operations and cash flows.

The loss of revenues from our income property portfolio or certain tenants would adversely impact our results of operations and cash flows. While no single tenant represents more than 10% of our consolidated revenues as of December 31, 2013, we have tenants who lease a number of our income properties or a large amount of the square footage of our income property portfolio, such as CVS, Bank of America, and Hilton Resorts Corporation. The default, financial distress, or bankruptcy of one or all of these tenants could cause substantial vacancies in our income property portfolio and reduce our revenues from our income property operations significantly thereby adversely impacting our results of operations and cash flows. Vacancies reduce our revenue until the affected properties can be re-leased and could decrease the value of each such vacant property. Upon the expiration of the leases that are currently in place, we may not be able to re-lease a vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing. If, following the loss of an income property tenant, we are unable to re-lease the income property at comparable rental rates and in a timely manner, our financial condition, results of operations and cash flows could be adversely affected.

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

We may not be able to dispose of properties we target for sale to recycle our capital. While the Company’s strategy includes selectively selling non-core income-producing properties to recycle our capital, we may be unable to sell properties targeted for disposition due to adverse market conditions or not achieve the pricing or timing that is consistent with our expectations. This may adversely affect, among other things, the Company’s ability to deploy capital into the acquisition of other income-producing properties, the execution of our overall operating strategy and consequently our financial condition, results of operations, and cash flows.

Most of our land holdings are located in a Daytona Beach, Florida and the competition in the local and regional market, the possible impact of local government regulation or development limitations, and the criteria used by interested parties interested in acquiring land could adversely impact interest in our land and thereby our results of operations and cash flows. The parties typically interested in our land holdings base their decision to acquire land on, among other things, price, location, and land use or optionality of land use. In some instances the aforementioned acquisition criteria or other factors may make an interested party consider other land holdings instead of ours. In addition, parties interested in acquiring our land holdings would likely consider the impact of local governmental regulations or ordinances on their ability to develop the land for their intended use and may seek incentives or similar economic considerations from the governmental authorities that they may not be able to obtain. These conditions may make it difficult for us to complete land transactions on acceptable terms or at all which could adversely impact our financial condition, results of operations, and cash flows.

The Company’s real estate investments, including our land holdings and income-producing assets, are generally illiquid. Real estate investments are relatively illiquid, therefore, it may be difficult for us to sell such assets if the need or desire arises and otherwise the Company’s ability to make rapid adjustments in the size and content of our income property portfolio or other real estate assets in response to economic or other conditions is limited. Illiquid assets typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. In addition, validating third party pricing for illiquid assets may be more subjective than more liquid assets. As a result, if we are required to liquidate all or a portion of certain of our real estate assets or income producing asset portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. Further, certain expenditures necessary to operate our income property operations, real estate operations and golf operations generally do not get reduced and may in fact increase in response to weakening economic conditions or other market disruptions including maintenance costs, insurance costs, and in some instances, interest expense. This relationship of revenue and expenditures may result, under certain market conditions, in reduced operating results and cash flows and thereby could have an adverse effect on the Company’s financial condition.

ITEM 1A.	RISK FACTORS (continued)

Continued or increased operating losses from the golf operations may adversely impact the Company’s results of operations and cash flows. The Company has golf operations consisting of two 18-hole golf courses in Daytona Beach, Florida, with a food and beverage operation, and club membership operations. A third party manages and staffs these operations on behalf of the Company. Since its inception the golf operation has generated negative cash flows. In 2011, the Company recognized an impairment of approximately $4.0 million on the long-lived assets of the golf operations. The results of business operations from the golf operations are subject to the typical execution risks inherent with many golf, retail and club operations including: maintenance, merchandising, pricing, customer service, competition, consumer preferences and behavior, safety, compliance with various federal, state and local laws, ordinances and regulations, environmental contamination, weather conditions, or other trends in the local market. Although the negative cash flows generated by the golf operations decreased substantially in 2013, any one of these execution risk factors could negatively impact the golf operations and thereby adversely impact the Company’s results of operations and cash flows.

Competition, seasonality and market conditions relating to golf operations could adversely affect our operating results. Our golf operations face competition from similar golf operations in the surrounding areas. Any new competition from golf operations that are developed close to our existing golf operations also may adversely impact the results of our golf operations. Our golf operations are also subject to changes in market conditions, such as population trends and changing demographics, any of which could adversely affect results of operations. In addition, our golf operations may suffer if the economy weakens, if the popularity of golf decreases, or if unusual weather conditions or other factors cause a reduction in rounds played. Our golf operations are seasonal, primarily due to the impact of the winter tourist season and Florida’s summer heat and rain. Should any of these factors impact our golf operations unfavorably our financial condition, results of operations and cash flows would be impacted adversely.

The revenues from our golf operations depend on a third-party operator that we do not control. We currently utilize a third-party to manage and operate our golf operations. As a result, we do not directly implement operating business decisions with respect to the operation and marketing of our golf operations. For our golf operations these decisions may concern course maintenance, membership programs, marketing programs, and employee matters. The amount of revenue that we generate from the golf operations is dependent on the ability of the third-party manager to maintain and increase the gross receipts from LPGA International. If the revenues from our golf operations decline or the operating expenses increase at a rate that is inconsistent with revenues our results of operations and our cash flows would be adversely affected.

Our investment strategy may involve credit risk. As part of our business strategy, we have invested in a commercial mortgage loan secured by commercial real estate and will likely invest in other mortgage loans or similar financings secured by real estate in the future. Investments in mortgage loans or similar financings of real estate involve credit risk with regard to the borrower, the borrower’s operations and the real estate that secures the financing. The credit risks include, but are not limited to, the ability of the borrower to execute their business plan and strategy, the ability of the borrower to sustain and/or improve the operating results generated by the collateral property, the ability of the borrower to continue as a going concern, and the risk associated with the market or industry in which the collateral property operates. Our evaluation of the investment opportunity in a mortgage loan or similar financing includes these elements of credit risk as well as other underwriting criteria and factors. Further, we may rely on third party resources to assist us in our investment process and otherwise conducting customary due diligence. Our underwriting of the investment or our estimates of credit risk may not prove to be accurate, as actual results may vary from our estimates. In the event we underestimate the performance of the borrower and/or the underlying real estate which secures our mortgage loan or financing, we may experience losses or unanticipated costs regarding our investment and our financial condition, results of operations, and cash flows may be adversely impacted.

Because of competition, we may not be able to acquire mortgage loans or similar financings at all or at favorable yields. We may not be able to execute our strategy of acquiring mortgage loans or similar financings at favorable spreads over our borrowing costs. We compete with many other investment groups including REITs, public and private investment funds, life insurance companies, commercial and investment banks, commercial finance companies, including some of the third parties with which we expect to have relationships, and others. In most instances the competition has greater financial capacity, larger organizations and operating presence in the market. As a result, we may not be able to acquire mortgage loans or similar financings in the future at all or at favorable spreads over our borrowing costs which could adversely impact our results of operations and cash flows and would likely result in the need for any growth in our portfolio of income-producing assets to be through the acquisition of income properties.

Debt and preferred equity investments could cause us to incur expenses, which could adversely affect our results of operations. We currently own, or may in the future, investments in first mortgages, mezzanine loans, junior participations and preferred equity interests. Such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests including through foreclosure proceedings. Borrowers may contest enforcement of foreclosure or our other remedies, and may seek bankruptcy protection to potentially block our actions to enforce their obligations to us. Relatively high loan-to-value ratios and declines in the value of the underlying collateral property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property’s investment potential.

ITEM 1A.	RISK FACTORS (continued)

As appropriate, we will maintain and regularly evaluate financial reserves to properly accrue for potential future losses. Our reserves would reflect management’s judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves, if any, will be adequate over time to protect against future losses due to unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers, or their properties are located. If we are unable to enforce our contractual rights, including but not limited to, taking possession of the collateral property in a foreclosure circumstance, or our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial condition, results of operations, and cash flows.

The mezzanine loan assets that we expect to acquire will involve greater risks of loss than senior loans secured by income-producing properties. We may acquire mezzanine loans, which generally take the form of subordinated loans secured by the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or the debt that is senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will only be satisfied after the senior debt has been satisfied. As a result, we may not recover some or all of our initial investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and could adversely impact our financial condition and cash flows.

We may invest in fixed-rate loan investments, and an increase in interest rates may adversely affect the value of these investments, which could adversely impact our financial condition, results of operations and cash flows. Increases in interest rates may negatively affect the market value of our investments, particularly any fixed-rate mortgage loans or other financings we have invested in. Generally any fixed-rate mortgage loans or other financings will be more negatively affected by rising interest rates than adjustable-rate assets. We are required to reduce the book value of our investments by the amount of any decrease in their fair value. Reductions in the fair value of our investments could decrease the amounts we may borrow to purchase additional mortgage loan or similar financing investments, which could impact our ability to increase our operating results and cash flows. Furthermore, if our borrowing costs are rising while our interest income is fixed for the fixed-rate investments, the spread between our borrowing costs and the fixed-rate we earn on the mortgage loan or similar financing investments will contract or could become negative which would adversely impact our financial condition, results of operations, and cash flows.

The commercial mortgage loans or similar financings we expect to acquire that are secured by commercial real estate typically depend on the ability of the property owner to generate income from operating the property. Failure to do so may result in delinquency and/or foreclosure. Commercial mortgage loans are secured by commercial property and are subject to risks of delinquency and foreclosure and therefore the risk of loss. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our financial condition, operating results and cash flows. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. If the borrower is unable to repay a mortgage loan or similar financing our inability to foreclose on the asset in a timely manner, and/or our inability to obtain value from reselling or otherwise disposing of the asset for an amount equal to our investment basis would adversely impact our financial condition, results of operations, and cash flows.

ITEM 1A.	RISK FACTORS (continued)

The activities or actions of a third party servicer engaged to service our investment in a mortgage loan or similar debt financing could adversely impact the value of our investment or our results of operations and cash flows. Our investments in first mortgages, mezzanine loans or other debt financings secured by real estate may require a third party servicer to service the loan on our behalf and/or on behalf of third parties who have invested in some portion of the debt financing. An intended or unintended breach by the servicer with regard to their servicing of the debt financing or in their contractual obligations and fiduciary duties to us or the other holders of the debt financing could adversely impact the value of our investment or our results of operations and cash flows.

We may suffer losses when a borrower defaults on a loan and the underlying collateral value is less than the amount due. If a borrower defaults on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. Conversely, some of our loans may be unsecured or are secured only by equity interests in the borrowing entities. These loans are subject to the risk that other lenders in the capital stack may be directly secured by the real estate assets of the borrower or may otherwise have a superior right to repayment. Upon a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the borrower before a default, and, as a result, the value of the collateral may be reduced by acts or omissions by owners or managers of the assets. In addition, the value of the underlying real estate may be adversely affected by some or all of the risks referenced above with respect to our owned real estate.

Some of our loans may be backed by individual or corporate guarantees from borrowers or their affiliates which are not secured. If the guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged as collateral for other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed to us under our loans and guarantees. As a result of these factors, we may suffer additional losses which could have a material adverse effect on our financial performance.

Upon a borrower bankruptcy, we may not have full recourse to the assets of the borrower to satisfy our loan. In addition, in some instances our loans may be subordinate to other debt of certain borrowers. If a borrower defaults on our loan or on debt senior to our loan, or a borrower files for bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods), and control decisions made in bankruptcy proceedings. Bankruptcy and borrower litigation can significantly increase collection costs and the time needed for us to acquire title to the underlying collateral (if applicable), during which time the collateral and/or a borrower’s financial condition may decline in value, causing us to suffer additional losses.

If the value of collateral underlying a loan declines, or interest rates increase during the term of a loan, a borrower may not be able to obtain the necessary funds to repay our loan at maturity through refinancing because the underlying property revenue cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer additional loss which may adversely impact our financial performance.

As a result of any of the above factors or events, the losses we may suffer could adversely impact our financial condition, results of operations and cash flows.

The Company may be unable to obtain debt or equity capital on favorable terms, if at all. We may seek to obtain additional debt financing or raise equity capital and may be unable to do so on favorable terms, if at all, to further our business objectives. Capital that may be available may be materially more expensive or available under terms that are materially more restrictive than the Company’s existing debt capital, which would have an adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

An increase in our borrowing costs would adversely affect our financial condition and results of operations. While we have no short-term maturities in our long-term debt, should we seek to utilize additional debt to help finance our acquisitions, increased interest rates would reduce the difference, or spread, that we may earn between the yield on the investments we make and the cost of the leverage we employ to finance such investments. It is possible that the spread on investments could be reduced to a point at which the profitability from investments would be significantly reduced. This would adversely affect our returns on our assets, our financial condition, our results of operations, and cash flows and could require us to liquidate certain or all of these assets.

ITEM 1A.	RISK FACTORS (continued)

The Company’s revolving credit facility includes certain financial and other covenants that could restrict its operating activities, and the failure to comply with such covenants could result in a default that accelerates the required payment of such debt. As of December 31, 2013, the Company had approximately $32.8 million of outstanding indebtedness under the revolving credit facility. The revolving credit facility contains various restrictive covenants which include, among others, a maximum total indebtedness and limits on the repurchase of the Company’s stock and similar restrictions. In addition, the revolving credit facility contains certain financial covenants pertaining to debt service coverage ratios, maximum levels of investment in certain types of assets, the number and make-up of the properties in the borrowing base and similar covenants typical for this type of indebtedness. The Company’s ability to meet or maintain compliance with these debt covenants may be dependent on the performance by the Company’s tenants under their leases. The Company’s failure to comply with certain of its debt covenants could result in a default that may, if not cured, accelerate the payment under such debt and limit the Company’s available cash flow for acquisitions, dividends, or operating costs, which would likely have a material adverse impact on the Company’s financial condition, results of operations, and cash flows. In addition, these defaults could impair the Company’s access to the debt and equity markets.

Declines in value of the assets in which we invest will adversely affect our financial condition and results of operations, and make it more costly to finance these assets. Typically, we use our investments as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, could make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place.

Our operations could be negatively impacted by the loss of key management personnel. We believe our future success depends, to a significant extent, on the efforts of each member of the Company’s senior management and our ability to attract and retain key personnel. The loss of, or our inability to replace, any member of senior management could adversely affect our operations and our ability to execute our business strategies and thereby our financial condition, results of operations and cash flows. We do not have key man life insurance policies on all members of our senior management.

Our operations and properties could be adversely affected in the event of a hurricane, earthquake, natural disaster, or other significant disruption. Our corporate headquarters and many of our properties are located in Florida, where major hurricanes have occurred. We have income properties in southern California where earthquakes have occurred. Depending on where any particular hurricane makes landfall, our properties in Florida could experience significant damage. Similarly, should an earthquake occur in southern California, our properties there could incur significant damage. In addition, the occurrence and frequency of hurricanes in Florida could also negatively impact demand for our real estate assets because of consumer perceptions of hurricane risks. In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts and heat waves, could have an adverse effect on our ability to develop properties or realize income from our properties. If a hurricane, earthquake, natural disaster or other significant disruption occurs, we may experience disruptions to our operations and properties, which could have an adverse effect on our business, our results of operations, and our cash flows.

Uninsured losses may adversely affect the Company’s ability to pay outstanding indebtedness. The Company’s income-producing properties are generally covered by comprehensive liability, fire, and extended insurance coverage, typically paid by the tenant under the triple-net lease structure. The Company believes that the insurance carried on its properties is adequate and in accordance with industry standards. There are, however, types of losses (such as from hurricanes, earthquakes, or other types of natural disasters or wars or other acts of violence) which may be uninsurable or the cost of insuring against these losses may not be economically justifiable. If an uninsured loss occurs or a loss exceeds policy limits, the Company could lose both its invested capital and anticipated revenues from the property, thereby reducing the Company’s cash flow, impairing the value of the income property and adversely impacting the Company’s financial condition and results of operations.

Acts of violence, terrorist attacks or war may affect the markets in which the Company operates and adversely affect the Company’s results of operations and cash flows. Terrorist attacks or other acts of violence may negatively affect the Company’s operations. There can be no assurance that there will not be terrorist attacks against businesses within the United States. These attacks may directly impact the Company’s physical assets or business operations or the financial condition of its tenants, lenders or other institutions with which the Company has a relationship. The United States is engaged in armed conflict, which could have an impact on these parties. The consequences of armed conflict are unpredictable, and the Company may not be able to foresee events that could have an adverse effect on its business. More generally, the occurrence of any of these events or the threat of these events, could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies. They also could result in, or cause a deepening of, the economic recession in the United States or abroad. Any of these occurrences could have an adverse impact on the Company’s financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS (continued)

We are highly dependent on information systems and certain third-party technology service providers, and systems failures not related to cyber-attacks or similar external attacks could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and adversely impact our results of operations and cash flows. Our business is highly dependent on communications and information systems. Any failure or interruption of our systems or our networks could cause delays or other problems in our operations and communications. We rely heavily on our financial, accounting and other data processing systems. In addition, much of our information technology infrastructure is or may be managed or run by third parties and as such we also face the risk of operational failure, termination or capacity constraints by any of these third parties with which we do business or that facilitate our business activities. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or disruption of our networks or systems or any failure to maintain performance, reliability and security of our technical infrastructure but significant events impacting our systems or networks could have a material adverse effect on our operating results and cash flows and negatively affect the market price of our common stock.

Cybersecurity risks and cyber incidents could adversely affect the Company’s business and disrupt operations. Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence. Should any such cyber incidents or similar events occur, the Company’s ability to execute its business and strategy, thereby, its financial condition, results of operations, and cash flows may be adversely affected.

Land use and environmental regulations could restrict, make more costly, or otherwise adversely impact our business. We are subject to a wide variety of federal, state, and local laws and regulations relating to land use, and development and permitting and environmental compliance obligations. Any failure to comply with these laws or regulations could result in capital or operating expenditures or the imposition of significant financial penalties or restrictions on our operations that could adversely affect present and future operations, and thereby, our financial condition, results of operations, and cash flows. Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer. Additionally, development moratoriums may be imposed due to an over capacity of traffic on roads. In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year. If municipalities in which we own land take actions such as those outlined, acquirers of our land assets may experience delays, increasing costs, or limitations in the ability to operate in those municipalities, which may have an adverse impact on our financial condition, results of operations, and cash flows.

We may encounter environmental problems which require remediation or the incurrence of significant costs to resolve which could adversely impact our financial condition, results of operations, and cash flows. Under various federal, state and local laws, ordinances and regulations, we may be required to investigate and clean up certain hazardous or toxic substances released on or in properties we own or operate, and also may be required to pay other costs relating to hazardous or toxic substances or incur costs associated with wetland areas on our land holdings. Any such liability may be imposed without regard to whether we knew about the origination of the environmental or wetland issues or were responsible for their occurrence. The presence of environmental issues or the failure to remediate properly at any of our income properties or on our land holdings may adversely affect our ability to sell or lease those income properties, to borrow using those income properties as collateral, or to sell land. The costs or liabilities could exceed the value of the affected real estate. The costs or liabilities associated with resolving environmental or wetland issues could be significant.

The uses of any of our properties prior to our acquisition of the property and the building materials used at the property are among the property-specific factors that will affect how the environmental laws are applied to our properties. In general, before we acquire each of our properties, independent environmental consultants conducted Phase I environmental assessments, which generally do not involve invasive techniques such as soil or ground water sampling, and where indicated, based on the Phase I results, conducted Phase II environmental assessments which do involve this type of sampling. There can be no assurance that environmental liabilities have not developed since these environmental assessments were prepared or that future uses or conditions (including changes in applicable environmental laws and regulations) or new information about previously unidentified historical conditions will not result in the imposition of environmental liabilities.

If we are subject to any material costs or liabilities associated with environmental or wetland issues our financial condition, results of operations and our cash flows could adversely affected.

ITEM 1A.	RISK FACTORS (continued)

Compliance with the Americans with Disabilities Act could be costly. Under the Americans with Disabilities Act of 1990, all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could involve modifications to our income properties or golf operations. Other federal, state and local laws may require modifications to or restrict further renovations of our income properties or golf operations. Although we believe that our income properties and golf operation facilities are sufficiently in compliance with present requirements, noncompliance with the ADA or related laws or regulations could result in the United States government’s imposition of fines or in the award to private litigants of damages against us. Costs such as these, as well as the general costs of compliance with these laws or regulations, may adversely affect our financial condition and cash flows.

Compliance with proposed and recently enacted changes in securities laws and regulations increases our costs. The Dodd-Frank Act contains many regulatory changes and calls for future rulemaking that may affect our business. The final and complete set of regulations promulgating the Dodd-Frank Act has not yet been published. We are evaluating, and will continue to evaluate the potential impact of regulatory change under the Dodd-Frank Act and other changes in securities laws and regulations.

The market value of the Company’s common stock is subject to various factors that may cause significant fluctuations or volatility. As with other publicly traded securities, the market price of the Company’s common stock depends on various factors, which may change from time-to-time and/or may be unrelated to the Company’s financial condition, results of operations, or cash flows and such factors may cause significant fluctuations or volatility in the market price of the Company’s common stock. These factors include, but are likely not limited to, the following:

•	General economic and financial market conditions including a weak economic environment;

•	Level and trend of interest rates;

•	The Company’s ability to access the capital markets to raise additional debt or equity capital;

•	Changes in the Company’s cash flows or results of operations;

•	The Company’s financial condition and performance;

•	Market perception of the Company compared to other real estate companies; and

•	Market perception of the real estate sector compared to other investment sectors.

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

Investment returns on pension assets may be lower than expected or changes in interest rates may require us to make significant additional cash contributions to our defined benefit pension plan. We sponsor a defined benefit pension plan, which primarily covers retired employees. Effective December 31, 2011 participant benefits were frozen whereby there would be no future accruals after that date and no new employees added to the plan. In January 2014, the board of directors set the termination of the pension plan effective March 31, 2014, although there can be no assurance the pension plan will be terminated. The Federal Pension Protection Act of 2006 requires that certain capitalization levels be maintained in the pension plan. Because it is unknown what the investment return on pension assets will be or what interest rates may be prior to the final distribution of the assets in the pension plan to the beneficiaries, no assurances can be given that future plan contributions required by lower than expected investment returns, or applicable law will not be material whereby any additional significant cash contributions to the plan may have an adverse impact on our cash flows.

The Company’s ability to pay dividends in the future is subject to many factors. The Company has consistently paid a dividend since 1976. The Company’s ability to continue to pay dividends may be adversely impacted if any of the risks described in this section were to occur. Payment of the Company’s dividend depends upon the Company’s financial condition, results of operations, and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.	PROPERTIES

As of December 31, 2013, land holdings of the Company, which are primarily located in Florida, included: over 10,000 acres in the Daytona Beach area of Volusia County; approximately 1 acre in Highlands County; thirty-five retail buildings located on approximately 109 acres throughout Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, North Carolina, and Washington, two self-developed, flex-office properties located on 12 acres and a self-developed, flex-office property under construction, all in Daytona Beach, Florida; and full or fractional subsurface oil, gas, and mineral interests of approximately 490,000 “surface acres” in 20 counties in Florida. In January 2014, the Company successfully foreclosed on approximately 600 acres of land west of I-95, bringing the Company’s land portfolio to over 10,500 acres.

Lands not currently being developed, including those on which development approvals have been received, are involved in active agricultural operations. These lands border both sides of Interstate 95 for 6.5 miles between International Speedway Boulevard (U. S. Highway 92) and State Road 40 with approximately 1,500 acres east and the remainder west of the interstate, as of December 31, 2013.

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

In September 2010, St. Johns River Water Management District (the “District”) served the Company with an administrative complaint filed with the Florida Division of Administrative Hearings in connection with certain Company agricultural operations. In August 2012, the Company submitted a proposed settlement offer to the District, offering certain undeveloped acreage owned by the Company. The Company accrued a reserve equal to $611,691 in the quarter ended September 30, 2012, reflecting the Company’s carrying value of the acreage offered to settle the matter. In December 2012, the Company and the District executed a settlement agreement (“SJRWMD Agreement”) in which the Company agreed to submit an after-the-fact permit application and increased the undeveloped acreage offered for mitigation in connection with the permit. The Company adjusted the reserve to a total of $723,058 to reflect the increased acreage offered in the SJRWMD Agreement. The SJRWMD Agreement was contingent upon the Company and the District reaching agreement on a management fee and issuance of the permit. The Company submitted its permit application on January 28, 2013. In March 2013 the Company conveyed the acreage contemplated by the SJRWMD Agreement, the District issued the after-the-fact permit and the litigation was settled.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving the property. The proposed road modifications would impact access to the Company’s property that is leased to Harris Teeter. Specifically, in its initial project plans, the North Carolina Department of Transportation (“NCDOT”) indicated that the relevant intersection would not remain all-access. The Company does not believe the road modifications provide a basis for Harris Teeter to terminate the Lease. On November 6, 2012, the Company filed its response to the condemnation pleadings. In January 2013, NCDOT proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to right-out only. Additionally, NCDOT and the City of Charlotte (“Charlotte”) proposed to build and maintain a new access road/point into the property. These proposals are tentative and any proposed action by NCDOT and Charlotte requires NCDOT and Charlotte to obtain additional public funding. The trial in this matter was initially scheduled for the week of September 16, 2013, with mediation to occur prior to July 22, 2013. In light of the proposed redesign, the trial was continued until April 2014, with mediation to occur prior thereto. Because construction is not yet underway, the Company anticipates that the trial and mediation will be continued again.

ITEM 3.	LEGAL PROCEEDINGS (continued)

In May 2010, the Company filed a lawsuit in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida (“Circuit Court”), in order to enforce its approximate $3.8 million claim of lien on real property owned by FM Bayberry Cove Holding, LLC (“FM Bayberry”) for its share of the costs for construction of a road. BB&T was included as a defendant as the current mortgage holder of the property subject to the Company’s lien. BB&T filed a counterclaim asserting that its mortgage is superior to the Company’s claim of lien which the Company denied. BB&T and the Company each filed motions for summary judgment as to the priority of their respective interests in the property which were heard by the court on January 12, 2012. The Circuit Court determined that the Company’s interests were superior to the lien imposed by BB&T and a final judgment was subsequently entered. However, all further proceedings in the Circuit Court (including the foreclosure sale) were stayed pending BB&T’s appeal to the Florida District Court of Appeal (“Appellate Court”), Fifth District regarding the Circuit Court’s determination in the matter of priority. On October 29, 2013, the Appellate Court affirmed the Circuit Court’s determination that the Company’s lien against the approximately 600-acre parcel of residential land (lying west of I-95 near the LPGA International development and adjacent to Bayberry Colony) is superior to the lien imposed by BB&T. On December 3, 2013, the Circuit Court entered a Second Amended Final Judgment of Foreclosure in Accordance with the Appellate Court’s Mandate, which, among other things, set the date of the Company’s foreclosure sale to occur on January 29, 2014. On January 29, 2014, the Company’s approximately $4.7 million claim for un-reimbursed costs and accrued interest was satisfied through the successful foreclosure of approximately 600 acres of land.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

COMMON STOCK PRICES AND DIVIDENDS

The Company’s common stock trades on the NYSE MKT under the symbol CTO. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends paid per share over the two years ended December 31, 2013:

2013	$0.06
2012	$0.04

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

	2013		2012
	High	Low	High	Low
	$	$	$	$
First Quarter	39.86	32.02	33.09	27.62
Second Quarter	40.25	35.61	30.12	26.73
Third Quarter	42.15	35.97	32.89	25.50
Fourth Quarter	38.50	35.81	33.40	29.26

The number of shareholders of record as of February 28, 2014 (without regard to shares held in nominee or street name) was 435.

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

STOCK PERFORMANCE GRAPH

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Consolidated-Tomoka Land Co., the NYSE MKT Composite Index, and a Peer Group

The following performance graph shows a comparison of cumulative total shareholder return from a $100 investment in stock of the Company over the five-year period ending December 31, 2013, with the cumulative shareholder return of the NYSE MKT Composite Index, a Real Estate Industry Index provided by Research Data Group that consists of Agree Realty Corp., Forestar Group Inc., Tejon Ranch Company, The St. Joe Company, and Gramercy Property Trust Inc. (collectively the “Peer Group”). The Company adjusted its Peer Group in 2013, and therefore the performance graph disclosures, because the Company believes the Peer Group reflects a mix of public companies that is reasonably comparable to the businesses of the Company, including the investment in and operation of income-producing properties, real estate operations including land management, and subsurface interests. Further, certain companies in the prior Peer Group were not retained as they were no longer a public company or their operations had significantly changed whereby the aforementioned comparability criteria were no longer applicable.

	12/08	12/09	12/10	12/11	12/12	12/13

Consolidated-Tomoka Land Co.	100.00	92.32	76.46	71.72	82.27	96.43
NYSE MKT Composite	100.00	135.53	175.07	179.96	190.69	200.56
Old Peer Group	100.00	121.02	99.76	71.13	101.81	104.26
New Peer Group	100.00	133.34	110.38	84.02	114.37	118.93

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES (continued)

ISSUER REPURCHASES OF EQUITY SECURITIES

In November 2008, the Company’s Board of Directors authorized the Company to repurchase from time to time up to $8 million of its common stock under this plan. The Company repurchased 4,660 shares of its common stock at a cost of $104,648 through December 31, 2013 and remains authorized to repurchase shares of its common stock up to a dollar value of $8 million. There is no expiration date for the plan. The Company made no repurchases of its common stock during the year ended December 31, 2013, under the stock repurchase program described above. Pursuant to a covenant in our credit facility, which includes the Odd-Lot Buy-Back Program as part of our stock repurchase capacity, the maximum approximate dollar value of shares that may yet be purchased under the plan or program was $7,441,698, as of December 31, 2013.

Pursuant to the existing repurchase program adopted in 2008, since February 14, 2014 through March 5, 2014, the Company has repurchased 10,095 shares of its common stock on the open market for a total cost of approximately $357,300 and placed those shares in treasury.

On April 26, 2012, the Company announced a voluntary Odd-Lot Buy-Back Program (the “Program”), whereby the Company offered to purchase shares from shareholders who owned less than 100 shares of the Company’s common stock as of April 26, 2012. The Program reflected the Company’s interest in reducing the ongoing costs associated with shareholder record keeping and communications and to assist shareholders who may be deterred from selling their small lots of stock due to the costs that would be incurred. The Company paid all costs associated with the Program and purchased 14,634 shares under the Program at a total cost of $453,654. The Program expired June 30, 2012. The Company did not provide any recommendation regarding shareholder participation and the decision was entirely that of each shareholder as to whether to sell shares in this Program.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes our selected historical financial information for each of the last five fiscal years. Certain items in the prior years’ consolidated statement of operations have been reclassified to conform to the presentation of the consolidated statements of operations for the year ended December 31, 2013. Specifically, loan cost amortization was previously included in depreciation and amortization on the consolidated financial statements and is now included in interest expense. These reclassifications had no effect on the prior year presentation of income (loss) from continuing operations before income tax. Additionally, all amounts have been restated on a continuing operations basis whereby operating results for income properties treated as discontinued operations as of December 31, 2013 are not included. Discontinued Operations are more fully discussed in Note 3 in the Notes to Consolidated Financial Statements. The selected financial information has been derived from our audited Consolidated Financial Statements, which for data presented for fiscal years 2013, 2012, and 2011 are included elsewhere in this report.

ITEM 6.	SELECTED FINANCIAL DATA (continued)

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Years Ended
	2013	2012	2011	2010	2009
	(In thousands except per share amounts)
Summary of Operations:
Total Revenues	$25,838	$16,233	$12,966	$11,179	$14,628
Total Direct Cost of Revenues	(10,623)	(6,974)	(7,924)	(7,629)	(7,692)
General and Administrative	(5,435)	(6,624)	(5,441)	(3,473)	(5,322)
Impairment Charges	(616)	—	(6,619)	—	—
Depreciation and Amortization	(2,885)	(2,011)	(2,197)	(2,087)	(2,027)
Gain (Loss) on Disposition of Assets	—	240	246	(47)	(40)

Operating Income (Loss)	6,279	864	(8,969)	(2,057)	453

Interest Income (Expense)	(1,826)	(647)	(563)	(486)	(312)
Loss on Early Extinguishment of Debt	—	(246)	—	—	—
Income Taxes	(1,891)	29	3,733	903	332

Income (Loss) from Continuing Operations	2,562	—	(5,799)	(1,640)	(433)
Income from Discontinued Operations, Net of Tax	1,121	599	1,093	1,037	1,234

Net Income (Loss)	$3,683	$599	$(4,706)	$(603)	$801

Basic Earnings Per Share:
Income (Loss) from Continuing Operations	$0.44	$0.00	$(1.01)	$(0.29)	$(0.08)
Income from Discontinued Operations, Net of Tax	0.20	0.10	0.19	0.18	0.22

Net Income (Loss)	$0.64	$0.10	$(0.82)	$(0.11)	$0.14

Diluted Earnings Per Share:
Income (Loss) from Continuing Operations	$0.44	$0.00	$(1.01)	$(0.29)	$(0.08)
Income from Discontinued Operations, Net of Tax	0.20	0.10	0.19	0.18	0.22

Net Income (Loss)	$0.64	$0.10	$(0.82)	$(0.11)	$0.14

Dividends Paid Per Share	$0.06	$0.04	$0.04	$0.04	$0.30

Summary of Financial Position:
Property, Plant, and Equipment - Net	$161,980	$139,092	$119,964	$133,045	$133,985
Total Assets	$226,184	$184,697	$170,266	$177,759	$176,575
Shareholders’ Equity	$120,169	$114,217	$113,164	$117,600	$118,034
Long-Term Debt	$63,227	$29,127	$15,267	$15,249	$13,210

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

Forward-Looking Statements

When the Company uses any words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors or risks that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K or any document incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

OVERVIEW

We are a diversified real estate operating company. We own and manage commercial real estate properties in nine states in the U.S., and two self-developed, flex-office properties, with multiple tenants, located in Florida. The Company has an additional flex-office property under construction as of December 31, 2013 which is adjacent to an existing self-developed property. As of December 31, 2013, we owned thirty-five single-tenant income-producing properties, with more than 740,000 square feet of gross leasable space. We also own and manage a land portfolio, as of December 31, 2013 of over 10,000 acres in Florida, a majority of which is located within and forms a substantial portion of, the western boundary of the City of Daytona Beach (the “City”). Our land is well-located along both sides of Interstate 95 and near central Florida’s Interstate 4 corridor. In January 2014, the Company successfully foreclosed on approximately 600 acres of land west of I-95, bringing the Company’s land portfolio to over 10,500 acres. As of December 31, 2013, we also had an investment in a floating-rate commercial mortgage loan collateralized by a hotel property in Atlanta, Georgia. We have a golf course operation which consists of the LPGA International golf club, which is managed by a third party, and we also lease property for billboards, have agricultural operations that are managed by a third party and consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Income Property Operations. We have pursued a strategy of investing in income-producing properties, when possible, by utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes. Through the end of 2013, we had invested approximately $187.4 million in forty-three single-tenant income properties primarily through this tax-deferred structure. We have sold eight of these income properties, one of which was sold in 2011, for approximately $2.9 million, two of which were sold in 2012, for a total of approximately $8.0 million, and five of which were sold in 2013, for a total of approximately $18.6 million. During the year ended December 31, 2013, we acquired the following nine income properties at a total purchase price of approximately $39.3 million:

•	On January 3, 2013, the Company acquired four properties leased to Bank of America, N.A. in both Los Angeles County and Orange County, California, at an aggregate purchase price of approximately $8.0 million. The initial terms of the leases are 15 years;

•	On January 23, 2013, the Company acquired a 34,512 square-foot free-standing building, situated on 3.62 acres in Glendale, Arizona. The property is under lease to Big Lots with an initial term of 10 years. The purchase price totaled approximately $5.0 million;

•	On January 31, 2013, the Company acquired a two-building 133,000 square-foot office complex leased to Hilton Resorts Corporation in Orlando, Florida. The total purchase price was $14.6 million. Both buildings are under a long term lease, with over eight years remaining in the term, which provides for annual lease escalations;

•	On July 25, 2013, the Company acquired a 16,280 square-foot building leased to a subsidiary of Rite Aid Corp. in Renton Washington, a suburb of Seattle. The total purchase price was approximately $6.6 million. As of the acquisition date, the remaining term of the lease was 13 years, with lease escalations during the six five-year option periods; and

•	On September 13, 2013, the Company acquired a 25,600 square-foot building leased to Big Lots in Germantown, Maryland. The total purchase price was approximately $5.0 million. As of the acquisition date, the remaining term of the lease was approximately 10.4 years, with three five-year option periods.

Our current portfolio of single-tenant income properties generates approximately $12.1 million of revenues from lease payments on an annualized basis and has an average remaining lease term of 10.1 years as of December 31, 2013. We expect to continue to focus on acquiring income-producing properties during fiscal year 2014, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing investments, we have self-developed two flex-office properties in Daytona Beach, Florida. The first property is a two-building, 31,000 square-foot flex-office space complex located within Mason Commerce Center. This represents the first phase of a four-building planned commercial development. As of December 31, 2013, the occupancy of the completed two-building complex was 94%. In 2013, we began construction of the second phase which includes a two-building, flex-office project of similar size. The Company has leased approximately 7,700 square feet of the property under construction to an affiliate of Lamar Advertising Company under a lease with an initial term of approximately 10 years. The second self-developed property is the first phase of a twelve-acre commercial site located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida. The parcel includes a 22,000 square-foot, two-story, flex-office building known as the Concierge Office Building, with 74% of the building under lease to two tenants. As of December 31, 2013, on an annualized basis, our self-developed, flex-office property portfolio generated approximately $819,000 of revenue from lease payments. In January 2014, we signed a lease with a third tenant, which brought the occupancy to approximately 83%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. Pursuant to our on-going review, five properties were sold in 2013. All of the proceeds from these sales were deployed through the like-kind exchange structure, in acquiring certain of the income properties we purchased in 2013 and 2012. The Company anticipates that future investments in income-producing assets could use the proceeds from selling non-core properties, utilizing the tax-deferred like-kind exchange structure, as circumstances permit.

Real Estate Operations. As of December 31, 2013, the Company owned over 10,000 acres of land in Daytona, Beach, Florida, along six miles of the west and east side of Interstate 95. In January 2014, the Company successfully foreclosed on approximately 600 acres of land west of I-95, bringing the Company’s land portfolio to over 10,500 acres. Until the significant downturn in the U.S. economy in 2008, the Company’s land transaction activity had been reasonably strong in the preceding several years. During 2009, however, land transactions decreased significantly, and in fiscal years 2010 and 2011, there were effectively no land transactions. We believe the trend in Company revenues and income from real estate operations during this period were consistent with the overall trend of the national and local economies and the real estate markets in general. Over the last several years, roads and interstate overpasses have been constructed, extended, or improved in the Daytona Beach area, which we believe will benefit Company owned land and may have a positive impact on future activity of our land assets. In the second quarter of 2012, we completed the sale of 16.6 acres of industrial land west of Interstate 95 at a price of approximately $618,000 or $37,000 per acre. The gain on the sale of this land totaled approximately $573,000. In 2013, we completed three land transactions of approximately 11.66 acres for total proceeds of approximately $3.0 million or approximately $257,000 per acre, of which two parcels totaling approximately 5.43 acres were east and 6.23 acres were west of Interstate 95. The total loss on these sales equaled approximately $80,000, with two transactions totaling approximately 9.6 acres resulting in an aggregate loss of approximately $660,000 and the third transaction for approximately 2.02 acres resulting in a gain of approximately $581,000.

The Company owns impact fee and mitigation credits which totaled approximately $6.1 million and $6.3 million as of December 31, 2013 and 2012, respectively. During the years ended December 31, 2013 and 2012, the Company received cash payments of approximately $232,000 and $348,000, respectively, for impact fees with a basis of equal value.

Historical revenues and income are not indicative of future results because of the unique nature of land transactions and variations in the cost basis of the owned land. A significant portion of the Company’s revenue and income in any given year may be generated through relatively large land transactions. The timing for these land transactions, from the time of preliminary discussions through contract negotiations, due diligence periods, and the closing, can last from several months to several years. Although we believe there have been recent signals of improvement in the overall economy and credit markets, we expect the overall real estate market, particularly home building, will remain inconsistent in the near term, and as a result we believe our ability to enter into land transactions will remain challenging.

Real Estate Impairments. During the year ended December 31, 2013, the Company conducted an impairment analysis on 6.23 acres of land in Daytona Beach, Florida, which had been reacquired through a foreclosure in 2009. Approximately 3.21 of these acres were subject to a sales contract that was executed during the second quarter of 2013 which we deemed highly probable of closing. Although the transaction was subsequently terminated prior to closing, the analysis resulted in an impairment charge of $616,278, representing the portion of the cost basis of the property that management considered to be un-recoverable based on the land under contract and other current market prices. The 6.23 acres of land were sold under a new sales contract on December 20, 2013, resulting in an additional loss of $416,236, as more fully described in Note 5 “Land and Subsurface Interests.”

During the year ended December 31, 2011, the Company also conducted an impairment analysis on 317 acres of land in Daytona Beach, Florida. The analysis resulted in an impairment charge of $2,606,412. The charge represented the entire cost basis of the property, reflecting both the high carrying costs associated with these parcels relative to the current market value of the land and management’s determination to not pay the property taxes or other property assessments, and to not contest any legal proceedings, which would result in the forfeiture of title to the land through issuance of a tax deed or foreclosure. The Company sold substantially all of its interest in this land to a third party for de minimus proceeds and the assumption of approximately $238,000 of accrued liabilities, in the fourth quarter of 2012.

Subsurface Interests. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 490,000 “surface” acres of land owned by others in 20 counties in Florida. The Company leases its interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances revenues from royalties applicable to production from the leased acreage. During the year ended December 31, 2013, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Production volume from these oil wells was 88,782 barrels in 2013, 81,441 barrels in 2012 and 104,211 barrels in 2011, resulting in revenues received from oil royalties of $267,693, $286,536 and $228,494, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

During 2011, an eight-year oil exploration lease covering approximately 136,000 net mineral acres primarily located in Lee County and Hendry County, Florida was executed and a $913,657 first year rental payment was received. An additional $922,114, representing the guaranteed payment for the second year’s delay rent, was received in September 2012. The two payments totaling approximately $1.83 million have been recognized ratably into income through September 2013. On September 22, 2013, the Company entered into an amendment of the exploration lease (the “Oil Lease Amendment”). Under the Oil Lease Amendment, the net mineral acres under exploration lease was reduced from approximately 136,000 net mineral acres to approximately 82,000 net mineral acres in Hendry County, Florida. The approximately 54,000 net mineral acres removed from the exploration lease were located in Lee County, Florida. In connection with the Oil Lease Amendment, the Company received a $3.293 million rent payment for the third year of the Company’s eight-year oil exploration lease. The payment is being recognized ratably over the 12 month lease period ending in September 2014. Also during September 2013, the Company received, and recognized as revenue, a non-refundable penalty payment of $1.0 million relating to the drilling requirements in the lease. The terms of the lease state the Company will receive royalty payments if production occurs and may receive additional annual rental payments if the lease is continued in years four through eight. Lease income is being recognized on a straight-line basis over the guaranteed lease term. For the years ended December 31, 2013, 2012 and 2011, lease income of approximately $1.6 million, $919,000 and $251,000 was recognized, respectively.

The Company’s current policy is to not release any ownership rights with respect to its reserved mineral rights. The Company may release surface entry rights or other rights upon request of a surface owner who requires such a release for a negotiated release fee based on a percentage of the surface value. Cash payments for surface entry rights released totaled approximately $120,000 and $46,000 during the years ended December 31, 2013 and 2012, respectively, which is included in revenue from real estate operations.

During the first quarter of 2012, the Company signed an excavation agreement for fill dirt removal with up to four 9-month excavation periods and received an upfront non-refundable payment of $250,000 for the first excavation period beginning March 2012, and ending November 30, 2012. Through December 31, 2012, we recognized the entire non-refundable payment into income. The income from this excavation agreement was reclassified from Other Income into Real Estate Operations in the fourth quarter of 2012, and all prior quarterly information has been adjusted accordingly. This excavation agreement was terminated after the first excavation period.

Golf Operations. Golf operations consist of the LPGA International golf club, a semi-private golf club consisting of two 18-hole championship golf courses, one course designed by Rees Jones and the other course designed by Arthur Hills with a three-hole practice facility, also designed by Rees Jones, a clubhouse facility, food and beverage operations, and a fitness facility located within the LPGA International mixed-use residential community on the west side of Interstate 95 in Daytona Beach, Florida. In 2012 and 2013, we completed approximately $534,000 of capital expenditures to renovate the clubhouse facilities, including a significant upgrade of the food and beverage operations, addition of fitness facilities, and renovations to public areas.

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

In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, would remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of December 31, 2013, approximately $2.5 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

Commercial Mortgage Loan. Our investment in commercial mortgage loans or similar structured finance investments, such as mezzanine loans or other subordinated debt, have been and will continue to be secured by commercial real estate or a borrower’s pledge of its ownership interest in the entity that owns the real estate. In the future, we may invest in or originate mortgage loans secured by residential real estate developments. The first mortgage loans we intend to invest in or originate will typically be for fully constructed commercial real estate, located in the United States and that are current or performing with either a fixed or floating rate. Some of these loans may be syndicated in either a pari passu or senior/subordinated structure. Commercial first mortgage loans generally provide for a higher recovery rate due to their senior position. Commercial mezzanine loans are typically secured by a pledge of the borrower’s equity ownership in the underlying commercial real estate. Unlike a mortgage this loan does not represent a lien on the property. Investor’s rights in a mezzanine loan are usually governed by an intercreditor agreement that provides holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same commercial property. We may originate mortgage loans or provide other types of financing to the owners of commercial real estate.

On August 7, 2013, the Company acquired a $19.6 million first mortgage loan secured by a hotel in Atlanta, Georgia, for approximately $17.5 million, a discount of approximately $2.05 million. The discount was being accreted into income ratably through the contractual maturity date in March 2014, which was included in Interest Income from Commercial Mortgage Loan in the consolidated financial statements.

On January 6, 2014, the commercial mortgage loan principal of $19.5 million was paid in full. The total revenue recognized in January 2014 is approximately $851,000 including the remaining accretion of the purchase discount of approximately $650,000, interest income of approximately $35,000, and an exit fee of approximately $196,000, offset by the remaining amortization of fees of approximately $30,000.

On January 31, 2014, the Company acquired a mezzanine loan secured by the borrowers’ equity interest in an upper upscale hotel in Atlanta, Georgia, that was previously subject to the Company’s first commercial mortgage loan investment. The Company purchased the $5.0 million performing loan at par. The loan matures in February 2019 and bears a fixed interest rate of 12.00% per annum.

Agriculture and Other Income. Substantially all of our other income consists of revenues generated by our agricultural operations. The Company’s agricultural lands encompass approximately 9,700 acres on the west side of Daytona Beach, Florida. Our agricultural operations are managed by a third-party and consist of leasing land for hay production, timber harvesting, as well as hunting leases.

SUMMARY OF OPERATING RESULTS FOR YEAR ENDED DECEMBER 31, 2013 COMPARED TO DECEMBER 31, 2012

Total revenue for the year ended December 31, 2013, increased 59.2% to approximately $25.8 million, compared to approximately $16.2 million for the year ended December 31, 2012. This increase included approximately $4.4 million in additional revenue generated by increasing rent revenue from our income properties portfolio, in addition to a $2.8 million increase in revenue from our real estate operations, which was comprised of an increase in revenue from land transactions of approximately $1.4 million reflecting the three land transactions we closed in December 2013 for approximately $3.0 million and approximately $1.6 million from our amended subsurface lease offset by lower revenues from the release of subsurface interests and $250,000 of revenues recognized in 2012 for the sale of fill dirt that was not renewed in 2013. Our income from continuing operations for the year ended December 31, 2013, was approximately $6.3 million versus approximately $864,000 in the same period in 2012. Net income for the year ended December 31, 2013, was approximately $3.7 million, or $0.64 per share, versus net income of approximately $599,000, or $0.10 per share in same period in 2012.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $12.8 million and $11.5 million, respectively, during the year ended December 31, 2013, compared to total revenue and income of approximately $8.5 million and $7.8 million, for the year ended December 31, 2012. The direct costs of revenues for our income property operations totaled approximately $1.3 million and $676,000 for the year ended December 31, 2013 and 2012, respectively. The 51.6% increase in revenues reflects the addition of nine properties in 2013 and a full year of results for six properties acquired in late 2012. Our operating income from our income property operations increased 47.6% which reflects the aforementioned increased rent revenues offset by an increase of approximately $658,000 in our direct costs of revenues which was primarily due to the expenses relating to two properties acquired in January of 2013 that have base stop leases whereby we are responsible for certain operating expenses of the properties and to the expensing of approximately $90,000 in costs associated with acquisitions of income properties with in-place leases and the costs associated with potential acquisitions that were terminated during the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

REAL ESTATE OPERATIONS

During the year ended December 31, 2013, operating income from real estate operations was approximately $2.3 million on revenues totaling approximately $5.9 million, compared to revenues of approximately $3.1 million and income of approximately $2.4 million, for the year ended December 31, 2012. Revenues in 2013 include approximately $3.0 million from three land transactions of approximately 11.66 acres, and approximately $2.9 million in revenue from our subsurface operations including approximately $2.6 million from the lease of subsurface interests, which included $1.0 million received as a non-refundable drilling penalty. The operating income for our real estate operations in 2013 reflects the aforementioned revenues offset by approximately $2.8 million in the cost basis recognized with the land transactions along with closing costs and commissions on the transactions of approximately $246,000. The revenue and income for 2012 were substantially generated from a land transaction of approximately $618,000 on 16.6 acres, and approximately $730,000 recognized in connection with the final resolution of the Dunn Avenue Extension agreement, and from subsurface leasing income of approximately $919,000.

GOLF OPERATIONS

The Company’s golf operations incurred a loss of approximately $412,000 during the year ended December 31, 2013, representing a 53.6% improvement over the loss of approximately $887,500 in the same period in 2012. Revenues from golf operations totaled approximately $5.1 million for the year ended December 31, 2013, compared to total revenues of approximately $4.5 million for the year ended December 31, 2012, an increase of 12.6%. The total direct cost of golf operations revenues totaled approximately $5.5 million and $5.4 million for the years ended December 31, 2013 and 2012, respectively, an increase of only 1.7%. The approximate $475,000 improvement in the loss from the golf operations was due to a 21.3% increase in membership, offset by a slight decrease in golf revenues of 2.4%, which was primarily attributable to an extensive number of adverse weather days and a decrease in the average rate per round paid during the period offset by a 9.0% increase in rounds played, as compared to the prior year.

INTEREST INCOME FROM COMMERCIAL MORTGAGE LOAN

In August 2013, the Company acquired a $19.6 million first mortgage loan secured by a hotel in Atlanta, Georgia, for approximately $17.5 million, a discount of approximately $2.05 million. The discount was being accreted into income ratably through the contractual maturity date in March 2014. The interest income recognized in 2013 includes interest of approximately $370,000 and approximately $1.4 million of accretion of the discount, offset by the amortization of fees of approximately $61,000.

AGRICULTURE AND OTHER INCOME

For the year ended December 31, 2013, revenues from our agriculture operations and other income, totaled approximately $276,000, compared to approximately $165,000 in 2012. The increase in revenue of 67.5% primarily reflects additional timber harvesting. For the year ended December 31, 2013, the direct cost of revenues totaled approximately $148,000, compared to approximately $199,000 in 2012 reflecting a decrease of approximately $50,000, which is attributable to the reduction of operations costs, particularly personnel costs. The results from these operations improved in the year ended December 31, 2013, by nearly $162,000 or 477.9% compared to the year ended December 31, 2012, delivering net operating income for the first time in the Company’s history.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $5.4 million and approximately $6.6 million for the year ended December 31, 2013 and 2012, respectively. The decrease in 2013 was primarily comprised of lower stock compensation costs and the elimination of certain expenses including a non-cash charge of $723,058 for the estimated settlement of the St. Johns River Water Management District matter and costs related to separation payments for personnel. For the year ended December 31, 2013, stock compensation costs were approximately $901,000 as compared to approximately $1,047,000 in the year ended December 31, 2012.

Interest expense totaled approximately $1.8 million and $649,000 for the years ended December 31, 2013 and 2012, respectively. The higher interest expense for 2013, when compared to the prior year, was due to our increased borrowings on our credit facility and two fixed-rate secured financings, which were incurred in connection with our acquisition of nine income properties and the investment in the commercial mortgage loan. In the first quarter of 2012, we recognized a loss of $245,726, related to the extinguishment of the debt outstanding that was paid off with proceeds from the new credit agreement entered into with Bank of Montreal (“BMO”).

DISCONTINUED OPERATIONS

During the fourth quarter of 2012, one property was classified as held for sale, which was sold in February 2013. This property and the applicable results of operations were shown as discontinued operations on the consolidated statement of operations. As of December 31, 2013, no properties were classified as held for sale.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

SUMMARY OF OPERATING RESULTS FOR YEAR ENDED DECEMBER 31, 2012 COMPARED TO DECEMBER 31, 2011

Total revenue for the year ended December 31, 2012, increased 25.2% to $16.2 million, compared to $13.0 million for the year ended December 31, 2011. This increase included approximately $784,000 in additional revenue generated by increasing rent revenue from our income properties portfolio, in addition to a $2.6 million increase in revenue from our real estate operations, which was primarily comprised of proceeds from a land transaction of approximately $618,000, approximately $730,000 recognized in connection with the final resolution of the Dunn Avenue Extension agreement between the Company, the City of Daytona Beach, and the County of Volusia, pursuant to which the Company received a refund of approximately $160,000 on previously paid amounts and eliminated an accrued obligation of approximately $570,000 for the Company’s estimated share of remaining improvement costs and income from a subsurface leasing arrangement that commenced in mid-September 2011. The loss from continuing operations for the year ended December 31, 2012, was approximately $300 versus a loss from continuing operations of approximately $5.8 million in the same period in 2011, which included impairment charges totaling $4.1 million after income tax. Net income for the year ended December 31, 2012, was approximately $599,000, or $0.10 per share, versus a net loss of approximately $4.7 million, or $0.82 per share in same period in 2011, which included the aforementioned impairment charges after income tax.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled $8.5 million and $7.8 million, respectively, during the year ended December 31, 2012, compared to total revenue and income of $7.7 million and $7.2 million, for the year ended December 31, 2011. The direct costs of revenues for our income property operations totaled approximately $676,000 and $527,000 for the year ended December 31, 2012 and 2011, respectively. The 10.2% increase in revenues reflects our expanded portfolio of income properties, without the full benefit of five income properties acquired in December 2012, additional leasing revenue from the expanded CVS store in Tallahassee, Florida, and increased occupancy, commencing in the fourth quarter of 2011, at our self-developed flex-office buildings in Daytona Beach, Florida. Our increased operating income from our income property operations reflects the aforementioned increased rent revenues offset by an increase of approximately $149,000 in our direct costs of revenues which was primarily due to the expensing of approximately $115,000 in costs associated with acquisition opportunities that were terminated during the year.

REAL ESTATE OPERATIONS

During the year ended December 31, 2012, operating income from real estate operations was approximately $2.4 million on revenues totaling approximately $3.1 million. These results compare favorably to revenues of approximately $502,000 and a loss of approximately $250,500, for the year ended December 31, 2011 before impairment charges of approximately $2.6 million. The favorable revenue and income for the period, compared to the prior year, were substantially generated from a land transaction of approximately $618,000, approximately $730,000 recognized in connection with the final resolution of the Dunn Avenue Extension agreement discussed previously, and from subsurface leasing income of approximately $919,000.

GOLF OPERATIONS

The Company’s golf operations incurred a loss of approximately $887,500 during the year ended December 31, 2012, representing a 33% improvement over the loss of approximately $1.3 million, before the impairment charge totaling $4,012,476, in the third quarter of 2011. Revenues from golf operations totaled approximately $4.5 million for the year ended December 31, 2012, compared to total revenues of approximately $4.7 million for the year ended December 31, 2011. The total direct cost of golf operations revenues totaled approximately $5.4 million and $6.0 million for the years ended December 31, 2012 and 2011, respectively. The approximately $445,000 improvement in the loss from the golf operations was due to a 10% decrease in operating costs achieved by the new management company, primarily from labor and cost of sales efficiencies, offset by a slight decrease in revenues of 3.3%, which was primarily attributable to a 5% decrease in rounds played during the period, as compared to the prior year, due to an extensive number of adverse weather days, and a 1% decrease in the average rate paid per round played.

INTEREST INCOME FROM COMMERCIAL MORTGAGE LOAN

We had no investments in mortgage loans or similar financings secured by commercial real estate in 2012 or 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

AGRICULTURE AND OTHER INCOME

For the year ended December 31, 2012, revenues from other sources, primarily our agriculture operations, totaled approximately $165,000, compared to approximately $125,000 in 2011. The more than 32% increase in revenues reflects additional timber and hay harvesting. For the year ended December 31, 2012, the direct cost of revenues totaled approximately $199,000, compared to $651,000 in 2011 reflecting a decrease of approximately $453,000, which is attributable to the reduction of employees and the outsourcing of the agriculture operations. The loss from these operations improved in the year ended December 31, 2012 by nearly $493,000 or 93.6% compared to the year ended December 31, 2011.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $6.6 million and $5.4 million for the years ended December 31, 2012 and 2011, respectively. The increase in 2012 was comprised of a non-cash charge of approximately $723,000 for the estimated settlement of the St. Johns River Water Management District matter, a one-time separation payment of approximately $167,000 to a retiring senior executive, and higher stock compensation costs. For the year ended December 31, 2012, stock compensation costs were approximately $1.0 million, as compared to approximately $254,000 in the year ended December 31, 2011, with the increase reflecting additional grants of stock option awards and restricted share grants awarded to senior executives hired in August of 2011 and April of 2012. General and administrative expenses for the year ended December 31, 2011 included a separation payment of approximately $386,000 to a retiring senior executive and hiring costs for the Company’s new president and chief executive officer of approximately $129,000.

Interest expense totaled approximately $649,000 and $723,000 for the years ended December 31, 2012 and 2011, respectively. The lower interest expense for 2012, when compared to the prior year, was due to the lower interest rate on the new borrowing facility. In the first quarter of 2012, we recognized a loss of $245,726, related to the extinguishment of the debt outstanding that was paid off with proceeds from the new credit agreement entered into with Bank of Montreal (“BMO”).

DISCONTINUED OPERATIONS

During the fourth quarter of 2011, three income properties were classified as assets held for sale on the Company’s balance sheet with the applicable results of operations classified as discontinued operations, net of income tax. The sales transaction on two of these properties closed during the second quarter of 2012. Additionally, the Company’s property previously leased to Barnes & Noble in Lakeland, Florida, was sold during the fourth quarter of 2011. Revenue and expenses related to these three properties were shown as discontinued operations on the consolidated statements of operations. During the fourth quarter of 2012, an additional property was classified as held for sale, which was sold in February 2013. This property, and the applicable results of operations, were shown as discontinued operations on the consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled approximately $4.9 million at December 31, 2013, with restricted cash of approximately $367,000 being held for certain escrows related to tenant improvements and reserves for property taxes and insurance required by our secured debt, and for escrow related to a land transaction. We did not have any cash restricted for investments utilizing the tax-deferred like-kind exchange structure.

Our total cash balance at December 31, 2013, reflects cash flow provided by operating activities totaling approximately $10.9 million in 2013. This cash flow compares favorably to the prior year’s cash from operating activities amounting to approximately $3.5 million. This improvement was primarily attributable to the improved operating results in 2013.

Our cash flows used in investing activities totaled approximately $41.7 million for the year ended December 31, 2013, reflecting the use of approximately $40.8 million primarily related to the acquisition of nine income properties and approximately $17.7 million to invest in a commercial mortgage loan, offset by the proceeds from the sale of five income properties of approximately $17.7 million.

Our cash flows provided by financing activities totaled approximately $34.4 million for the year ended December 31, 2013. As described below, the cash flows provided are primarily related to a net increase in long-term debt, offset by approximately $693,000 in proceeds from the exercise of stock option awards.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

The long-term debt totaled approximately $63.2 million at December 31, 2013, representing an increase of approximately $34.1 million from December 31, 2012. The increase in the long-term debt was due to our investment activities, including the acquisition of income properties and the investment in a commercial mortgage loan net of payments we made to reduce the balance outstanding on the line of credit utilizing cash from our operations, cash from disposition activities, and the proceeds from the origination of a $7.3 million, five year interest only non-recourse secured financing, and a $23.1 million, ten year interest only non-recourse secured financing.

Credit Facility. On February 27, 2012, the Company entered into a Credit Agreement (the “Agreement”) with Bank of Montreal (“BMO”) as Administrative Agent, Letter of Credit Issuer, and Lender. The Agreement consisted of a $46.0 million revolving credit facility with a maturity date of February 27, 2015 (the “Credit Facility”). The indebtedness outstanding under the Agreement accrued interest, prior to the amendments of the Agreement, at a rate ranging from the 30-day London Interbank Offer Rate (“LIBOR”) plus 175 basis points to LIBOR plus 250 basis points based on the total balance outstanding under the Credit Facility as a percentage of total asset value of the Company. The Credit Facility is unsecured and is guaranteed by certain subsidiaries of the Company.

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

On March 29, 2013, the Company entered into the second amendment to the Agreement (“Second Amendment”). The Second Amendment, expands the accordion feature allowing the Company to increase the Credit Facility up to $125 million and reduces the interest rate by 25 basis points, so that it now ranges from LIBOR plus 150 basis points up to LIBOR plus 225 basis points, based on the total balance outstanding under the Credit Facility as a percentage of total asset value of the Company. The Second Amendment also extends the maturity date to March 31, 2016 from February 27, 2015, and reduces the limitations on the Company’s ability to make certain investments. The weighted average interest rate on the Credit Facility was 1.667% and 1.966% as of December 31, 2013 and 2012, respectively.

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

Mortgage Notes Payable. On February 22, 2013, the Company closed on a $7.3 million loan with UBS Real Estate Securities Inc., secured by its interest in the two-building office complex leased to Hilton Resorts Corporation, which was acquired on January 31, 2013. The new mortgage loan matures in February 2018, carries a fixed rate of interest of 3.655% per annum, and requires payments of interest only prior to maturity.

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

Acquisitions. As noted previously, the Company used approximately $39.5 million of cash to acquire nine income properties during the year ended December 31, 2013. These acquisitions included: one property located in Phoenix, Arizona for approximately $5.0 million; four properties located in Orange County, California for a total of approximately $8.1 million; two properties located in Orlando, Florida for approximately $14.6 million; one property located in Renton, Washington for approximately $6.6 million; and one property located in Germantown, Maryland for approximately $5.0 million. We are targeting additional investments between approximately $50.0 million to $60.0 million in income-producing properties or investments in mortgage loans secured by commercial real estate during 2014. We expect to fund these acquisitions utilizing available capacity under our credit facility, cash from operations, proceeds from the dispositions of non-core income properties or transactions in our land assets, which we expect will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. During the year ended December 31, 2013, the Company received approximately $17.7 million in cash through the sale of five income properties for a total sales price of approximately $18.6 million. Cash received is net of total closing costs of approximately $875,000. The dispositions and respective sales prices include: one property located in Alpharetta, Georgia for approximately $3.6 million; one property located Clermont, Florida for approximately $4.0 million; one property located in Kissimmee, Florida for approximately $3.4 million; and two properties located in Orlando, Florida, which were leased to Walgreens and PNC Bank, for $3.9 million and $3.7 million, respectively.

Capital Expenditures. As of December 31, 2013 we have a contractual obligation to fund approximately $1.1 million to complete the development of the 30,720 square-foot two building multi-tenant property called Williamson Business Park, including the costs for the tenant improvements for the first lease of 7,700 square feet. Additional funds expected to be invested for other tenant improvements on our self-developed income properties will only occur as new leases are secured. In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500, and can be paid over the next five years from sales of the remaining land or at the end of the fifth year. As of December 31, 2013, the Company deposited $283,500 of cash in escrow related to the improvements which is classified as restricted cash in the consolidated balance sheets. Accordingly, as of December 31, 2013, the remaining maximum commitment is $693,000. As of December 31, 2013, we have no other contractual requirements to make capital expenditures. Except for the aforementioned capital expenditures, investments in capital improvements can be reduced at our discretion based on operating cash needs. We do not anticipate investing significant funds on further improvements to the golf operation facilities in 2014.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with cash flow from our operations and approximately $33.2 million of available capacity on the existing $66.0 million credit facility as of December 31, 2013.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. Through December 31, 2013, 4,660 shares had been repurchased at a total cost of $104,648, with no repurchases occurring during 2012 or 2013.

On April 26, 2012, the Company announced a voluntary Odd-Lot Buy-Back Program (the “Program”), whereby the Company offered to purchase shares from shareholders who owned less than 100 shares of the Company’s common stock as of April 26, 2012. The Program reflected the Company’s interest in reducing the ongoing costs associated with shareholder record keeping and communications and to assist shareholders who may be deterred from selling their small lots of stock due to the costs that would be incurred. The Company paid all costs associated with the Program and purchased 14,634 shares under the Program at a total cost of $453,654. The Program expired June 30, 2012. The Company did not provide any recommendation regarding shareholder participation and the decision was entirely that of each shareholder as to whether to sell shares in this Program.

Our Board of Directors and management consistently review the allocation of capital with the goal of providing the best long-term return for our shareholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing stock, and retaining funds for reinvestment. Annually, the Board reviews our business plan and corporate strategies, and makes adjustments as circumstances warrant. Management’s focus is to continue our strategy to diversify our portfolio by redeploying proceeds from like-kind exchange transactions and utilizing our credit facility to increase our portfolio of income-producing properties, providing stabilized cash flows with good risk-adjusted returns primarily in larger metropolitan areas.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

We may also utilize our under-leveraged balance sheet to invest in loans, securities, and other shorter term investments. Targeted investment classes include the following:

•	Retail and office double-or-triple-net leased properties in major metropolitan areas;

•	Stabilized multi-tenant office and retail properties in major metropolitan areas;

•	Select office, flex, industrial, and retail self-developed properties on Company owned land;

•	Joint venture development using Company owned land;

•	Origination or purchase of 1-10 year term loans on strong risk-adjusted yields with property types to include hotel, office, retail, and industrial;

•	Real estate related investment securities, including commercial mortgage backed securities, preferred stock, and bonds;

•	Select regional area investments using Company market knowledge and expertise to earn good risk-adjusted yields; and

•	Purchase or origination of ground leases.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain development obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments on an undiscounted basis at December 31, 2013, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

PAYMENT DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	$	$	$	$	$
Long-Term Debt Obligations	63,227,032	—	32,827,032	7,300,000	23,100,000
Operating Leases Obligations	3,436,928	673,653	1,172,804	543,773	1,046,698
Construction Commitments	1,799,942	1,106,942	—	693,000	—

Total	68,463,902	1,780,595	33,999,836	8,536,773	24,146,698

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

We manage our debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. We are primarily exposed to interest rate risk on our credit facility, which totaled $32,827,032 at December 31, 2013. Our borrowings on our $66.0 million revolving credit facility, bear a variable rate of interest based on the 30-day LIBOR and our level of borrowing as a percentage of our total asset value. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would affect our financial position, results of operations, and cash flows by approximately $328,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements appear beginning on page F-1 of this report. See Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 1, 2012, the Company, with the approval of its Audit Committee, notified its then current independent registered public accounting firm, KPMG LLP (“KPMG”), that KPMG would be dismissed effective upon completion of their audit of the Company’s consolidated financial statements for the year ended December 31, 2011, and the effectiveness of internal control over financial reporting as of December 31, 2011, and the issuance of their reports thereon.

The audit report of KPMG on the Company’s consolidated financial statements for the fiscal year ended December 31, 2011 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. The audit report of KPMG on the effectiveness of internal control over financial reporting as of December 31, 2011 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

There were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the fiscal year ended December 31, 2011, and the subsequent interim periods through March 15, 2012, that, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with their opinion for such period, and, during such period, there were no “reportable events,” as that term is defined in Item 304 of Regulation S-K and the related instructions to Item 304 of Regulation S-K.

On March 2, 2012, the Company, with the approval of the Audit Committee of the Company, formally engaged Grant Thornton LLP to serve as the Company’s independent registered public accountant for its 2012 fiscal year, replacing KPMG LLP.

For the fiscal year ended December 31, 2011, and through the date of formal engagement of Grant Thornton LLP, the Company did not consult with Grant Thornton LLP regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, where either a written report or oral advice was provided to the registrant by Grant Thornton LLP that Grant Thornton LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” or a “reportable event,” as those terms are used in Item 304 of Regulation S-K and the related instructions to Item 304 of Regulation S-K.

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

ITEM 9A.	CONTROLS AND PROCEDURES (continued)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In conducting this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework, issued in 1992. Based on management’s assessment and those criteria, management believes that the Company has maintained effective internal control over financial reporting as of December 31, 2013. The report of the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K is incorporated herein as Item 15.

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

The information required to be set forth herein, except for the information included under the heading “Executive Officers of the Registrant” below, is included in the Company’s definitive proxy statement for its 2014 annual shareholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2013 (the “Proxy Statement”), which sections are incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages at December 31, 2013, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

John P. Albright, 48, president and chief executive officer of the Company since August 1, 2011. Mr. Albright was most recently the Co-Head and Managing Director of Archon Capital, a Goldman Sachs Company located in Irving, Texas. Prior to that, he was the Executive Director, Merchant Banking-Investment Management for Morgan Stanley. Prior to Morgan Stanley, Mr. Albright was Managing Director and Officer of Crescent Real Estate Equities, a publically traded REIT, based in Fort Worth, Texas. His experience involves various aspects of investment, lending, and development of commercial properties, as well as real estate investment banking.

Mark E. Patten, 50, senior vice president and chief financial officer of the Company since April 16, 2012. Mr. Patten was most recently executive vice president and chief financial officer of SolarBlue LLC, a developer of alternative energy solutions located in Orlando, Florida. Prior to that, he was executive vice president and chief financial officer of Legacy Healthcare Properties Trust Inc. in 2010 and held the same positions with Simply Self Storage from August 2007 to May 2010. Prior to those positions, he served as senior vice president and chief accounting officer of CNL Hotels & Resorts, Inc., a public non-traded lodging REIT, from January 2004 until the sale of the company in April 2007. Mr. Patten began his career at KPMG where he spent twelve years and was named a partner in 1997.

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

3. EXHIBITS

See Exhibit Index on page 41 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO. (Registrant)

March 10, 2014	By:	/S/ JOHN P. ALBRIGHT
John P. Albright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 10, 2014	President and Chief Executive Officer (Principal Executive Officer), and Director	/S/ JOHN P. ALBRIGHT

March 10, 2014	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/S/ MARK E. PATTEN

March 10, 2014	Chairman of the Board, Director	/S/ JEFFRY B. FUQUA

March 10, 2014	Director	/S/ JOHN J. ALLEN

March 10, 2014	Director	/S/ WILLIAM H. DAVISON

March 10, 2014	Director	/S/ WILLIAM L. OLIVARI

March 10, 2014	Director	/S/ HOWARD C. SERKIN

March 10, 2014	Director	/S/ A. CHESTER SKINNER, III

March 10, 2014	Director	/S/ THOMAS P. WARLOW, III

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

COMMISSION FILE NO. 001-11350

CONSOLIDATED-TOMOKA LAND CO.

(Exact name of registrant as specified in the charter)

EXHIBIT INDEX

(3.1)	Amended and Restated Articles of Incorporation of Consolidated-Tomoka Land Co., dated October 26, 2011, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 28, 2011, and incorporated herein by reference.	*

(3.2)	Amended and Restated Bylaws of Consolidated-Tomoka Land Co., dated April 27, 2011, filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed April 28, 2011, and incorporated herein by reference.	*

10	Material Contracts:

(10.3)	The Consolidated-Tomoka Land Co. 2001 Stock Option Plan, effective April 25, 2001, filed with the registrant’s Registration Statement on Form S-8 filed on June 20, 2001, and incorporated herein by reference (File No. 333-63400).	*

(10.4)	Lease Agreement dated August 28, 1997, between the City of Daytona Beach and Indigo International Inc., a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.	*

(10.5)	Lease Amendment dated July 25, 2012, between the City of Daytona Beach and Indigo International LLC, a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed as Exhibit 10.1 to this registrant’s current report on Form 8-K filed July 26, 2012, and incorporated by reference.	*

(10.6)	Development Agreement dated August 18, 1997, between the City of Daytona Beach and Indigo International Inc., a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.	*

(10.7)	Master Loan and Security Agreement between Consolidated-Tomoka Land Co. and SunTrust Bank, dated July 1, 2002, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.	*

(10.8)	Amendment dated March 29, 2007, to Master Loan and Security Agreement dated May 31, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s Current Report on Form 8-K on April 3, 2007, and incorporated herein by reference.	*

(10.9)	Master Loan and Security Agreement between Consolidated-Tomoka Land Co. and SunTrust Bank dated May 31, 2002, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.	*

(10.10)	Third Amendment dated March 29, 2007, to Master Loan and Security Agreement dated July 1, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s Current Report on Form 8-K filed April 3, 2007, and incorporated herein by reference.	*

(10.11)	Amendment dated March 29, 2010, to Master Loan and Security Agreement dated May 31, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s current report Form 8-K filed March 30, 2010, and incorporated herein by reference.	*

(10.12)	Fourth Amendment to Master Loan and Security Agreement between Consolidated-Tomoka Land Co., and SunTrust Bank, dated June 28, 2011, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 30, 2011, and incorporated herein by reference.	*

(10.13)	Renewal Increase Revolving Line of Credit Note between Consolidated-Tomoka Land Co. and SunTrust Bank, dated June 28, 2011, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 30, 2011, and incorporated herein by reference.	*

(10.14)	Mortgage and Security Agreement between Consolidated-Tomoka Land Co. and SunTrust Bank, dated June 28, 2011, filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 30, 2011, and incorporated herein by reference.	*

(10.15)	Deed to Secure Debt between Consolidated-Tomoka Land Co. and SunTrust Bank, dated June 28, 2011, filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed June 30, 2011, and incorporated herein by reference.	*

(10.16)	Deed to Secure Debt between Consolidated-Tomoka Land Co. and SunTrust Bank, dated June 28, 2011, filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed June 30, 2011, and incorporated herein by reference.	*

EXHIBIT INDEX (continued)

(10.17)	Environmental Compliance Agreement and Indemnification between Consolidated-Tomoka Land Co. and SunTrust Bank, dated June 28, 2011, filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed June 30, 2011, and incorporated herein by reference.	*

(10.18)	International Swap Dealers Association, Inc. Master Agreement dated April 8, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.	*

(10.19)	Confirmation of Interest Rate Transaction dated April 9, 2002, between Consolidated-Tomoka Land Co. and SunTrust Bank, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.	*

**(10.20)	Form of Stock Option and SAR Agreement under the Consolidated-Tomoka Land Co. 2001 Stock Option Plan filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.	*

**(10.21)	Agreement, dated February 8, 2011, between Consolidated-Tomoka Land Co. and William H. McMunn, filed with the registrant’s Current Report on Form 8-K on February 10, 2011, and incorporated herein by reference.	*

**(10.22)	Amendment, dated November 28, 2011, to Agreement between Consolidated-Tomoka Land Co. and William H. McMunn, dated February 8, 2011, filed with the registrants Current Report on Form 8-K on November 29, 2011, and incorporated herein by reference.	*

**(10.23)	Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan, effective April 28, 2010, filed with the registrant’s current report on Form 8-K on May 4, 2010, and incorporated herein by reference.	*

**(10.24)	Form of Restricted Share Award Agreement under the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan, filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.	*

**(10.25)	Consolidated-Tomoka Land Co. Annual Executive Cash Bonus Plan, adopted April 28, 2010, filed with the registrant’s Current Report on Form 8-K on May 4, 2010, and incorporated herein by reference.	*

**(10.26)	Employment Agreement between Consolidated-Tomoka Land Co. and John P. Albright entered into June 30, 2011, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference.	*

**(10.27)	Nonqualified Stock Option Award Agreement between Consolidated-Tomoka Land Co. and John P. Albright, dated August 1, 2011, filed as Exhibit 10.2 to the Registrants Current report on Form 8-K filed July 6, 2011, and incorporated herein by reference.	*

**(10.28)	Restricted Share Award Agreement between Consolidated-Tomoka Land Co. and John P. Albright, dated August 1, 2011, filed as Exhibit 10.3 to the registrants current report Form 8-K filed July 6, 2011, and incorporated herein by reference.	*

**(10.29)	Employment Agreement between Consolidated-Tomoka Land Co. and Mark E. Patten entered into April 16, 2012, filed at Exhibit 10.1 to the registrant’s current report on Form 8-K filed April 16, 2012, and incorporated herein by reference.	*

**(10.30)	Nonqualified Stock Option Award Agreement between Consolidated-Tomoka Land Co. and Mark E. Patten, dated April 16, 2012, filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed April 16, 2012, and incorporated by reference.	*

**(10.31)	Restricted Share Award Agreement between Consolidated-Tomoka Land Co. and Mark E. Patten, dated April 16, 2012, filed as Exhibit 10.3 to registrant’s current report Form 8-K filed April 16, 2012, and incorporated herein by reference.	*

**(10.32)	Separation Agreement between Bruce W. Teeters and Consolidated-Tomoka Land Co., dated April 19, 2012, filed as Exhibit 10.1 to the registrant’s current report Form 8-K filed April 19, 2012, and incorporated herein by reference.	*

(10.33)	Credit Agreement between Consolidated-Tomoka Land Co. and Bank of Montreal dated February 27, 2012, filed as Exhibit 10.1 to the registrant’s current report Form 8K filed March 1, 2012, and incorporated by reference.	*

EXHIBIT INDEX (continued)

(10.34)	Loan Agreement between Bluebird Metrowest Orlando LLC and UBS Real Estate Securities, Inc. dated February 22, 2013, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.	*

(10.35)	Loan Agreement between Consolidated-Tomoka Land Co. and affiliates of Consolidated-Tomoka Land Co. set forth therein, as borrowers, and Bank of America, N.A. dated March 8, 2013, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.	*

(10.36)	Amendment to the Credit Agreement between Consolidated-Tomoka Land Co. and Bank of Montreal dated March 29, 2013, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference .	*

(21)	Subsidiaries of the Registrant.

(23.1)	Consent of Independent Registered Public Accounting Firm.

(23.2)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***XBRL Instance Document

101.SCH	***XBRL Taxonomy Extension Schema Document

101.CAL	***XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	***XBRL Taxonomy Definition Linkbase Document

101.LAB	***XBRL Taxonomy Extension Label Linkbase Document

101.PRE	***XBRL Taxonomy Extension Presentation Linkbase Document

*	- Incorporated by Reference
**	- Management Contract or Compensatory Plan or Arrangement
***	- Furnished herewith (not filed)

CONSOLIDATED-TOMOKA LAND CO.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Consolidated-Tomoka Land Co.:

We have audited the accompanying consolidated balance sheets of Consolidated-Tomoka Land Co. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule taken as a whole based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2014 expressed unqualified opinion on the effectiveness of Consolidated-Tomoka Land Co. and subsidiaries’ internal control over financial reporting.

/s/ Grant Thornton LLP

Orlando, Florida

March 10, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Consolidated-Tomoka Land Co.:

We have audited the internal control over financial reporting of Consolidated Tomoka Land Co. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 10, 2014 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Orlando, Florida

March 10, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Consolidated-Tomoka Land Co.

We have audited the accompanying consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows of Consolidated-Tomoka Land Co. and subsidiaries for the year ended December 31, 2011. In connection with our audit of the consolidated financial statements, we have also audited financial statement schedule III-Real Estate and Accumulated Depreciation for the year ended December 31, 2011. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the results of the operations and cash flows of Consolidated-Tomoka Land Co. and subsidiaries for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

March 15, 2012 (except with respect to Note 3 as to which the date is March 10, 2014)

Jacksonville, Florida

Certified Public Accountants

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
Property, Plant, and Equipment:
Land, Timber, and Subsurface Interests	$15,291,911	$15,194,901
Golf Buildings, Improvements, and Equipment	3,103,979	2,879,263
Income Properties, Land, Buildings, and Improvements	154,902,374	132,202,887
Other Furnishings and Equipment	955,597	906,441
Construction in Progress	987,303	—

Total Property, Plant, and Equipment	175,241,164	151,183,492
Less, Accumulated Depreciation and Amortization	(13,260,856)	(12,091,901)

Property, Plant, and Equipment - Net	161,980,308	139,091,591
Land and Development Costs	23,768,914	27,848,525
Intangible Assets - Net	6,359,438	4,527,426
Assets Held for Sale	—	3,433,500
Impact Fee and Mitigation Credits	6,081,433	6,313,419
Commercial Mortgage Loan, Held for Investment	18,845,053	—
Cash and Cash Equivalents	4,932,512	1,301,739
Restricted Cash	366,645	—
Investment Securities	729,814	—
Net Pension Asset	407,670	—
Refundable Income Taxes	—	239,720
Other Assets	2,711,893	1,940,980

Total Assets	$226,183,680	$184,696,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$872,331	$440,541
Accrued Liabilities	4,726,809	6,121,392
Deferred Revenue	3,344,351	850,951
Accrued Stock-Based Compensation	247,671	265,311
Net Pension Obligation	—	1,317,683
Income Taxes Payable	1,044,061	—
Deferred Income Taxes - Net	32,552,068	32,357,505
Long-Term Debt	63,227,032	29,126,849

Total Liabilities	106,014,323	70,480,232

Shareholders’ Equity:
Common Stock -25,000,000 shares authorized; $1 par value, 5,866,759 shares issued and 5,852,125 shares outstanding at December 31, 2013; 5,847,036 shares issued and 5,832,402 shares outstanding at December 31, 2012	5,767,192	5,726,136
Treasury Stock – 14,634 Shares	(453,654)	(453,654)
Additional Paid-In Capital	8,509,976	6,939,023
Retained Earnings	106,581,305	103,242,643
Accumulated Other Comprehensive Loss	(235,462)	(1,237,480)

Total Shareholders’ Equity	120,169,357	114,216,668

Total Liabilities and Shareholders’ Equity	$226,183,680	$184,696,900

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Revenues
Income Properties	$12,828,214	$8,463,082	$7,679,224
Interest Income from Commercial Mortgage Loan	1,712,913	—	—
Real Estate Operations	5,945,510	3,098,840	501,626
Golf Operations	5,074,898	4,506,069	4,660,802
Agriculture and Other Income	276,309	164,979	124,776

Total Revenues	25,837,844	16,232,970	12,966,428

Direct Cost of Revenues
Income Properties	(1,333,974)	(676,096)	(526,959)
Real Estate Operations	(3,653,901)	(705,062)	(752,130)
Golf Operations	(5,487,075)	(5,393,633)	(5,993,637)
Agriculture and Other Income	(148,360)	(198,834)	(651,423)

Total Direct Cost of Revenues	(10,623,310)	(6,973,625)	(7,924,149)
General and Administrative Expenses	(5,433,562)	(6,624,584)	(5,440,721)
Impairment Charges	(616,278)	—	(6,618,888)
Depreciation and Amortization	(2,885,317)	(2,010,505)	(2,197,469)
Gain on Disposition of Assets	—	239,645	246,107

Total Operating Expenses	(19,558,467)	(15,369,069)	(21,935,120)

Operating Income (Loss)	6,279,377	863,901	(8,968,692)
Interest Income	405	1,485	160,369
Interest Expense	(1,826,564)	(648,683)	(722,979)
Loss on Early Extinguishment of Debt	—	(245,726)	—

Income (Loss) from Continuing Operations Before Income Tax	4,453,218	(29,023)	(9,531,302)
Income Tax (Expense) Benefit	(1,891,680)	28,722	3,732,653

Income (Loss) from Continuing Operations	2,561,538	(301)	(5,798,649)
Income from Discontinued Operations (Net of Tax) – see Note 3	1,121,709	599,503	1,092,458

Net Income (Loss)	$3,683,247	$599,202	$(4,706,191)

Per Share Information – see Note 10:
Basic and Diluted
Income (Loss) from Continuing Operations	$0.44	$—	$(1.01)
Income from Discontinued Operations (Net of Tax)	0.20	0.10	0.19

Net Income (Loss)	$0.64	$0.10	$(0.82)

Dividends Declared and Paid	$0.06	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Net Income (Loss)	$3,683,247	$599,202	$(4,706,191)

Other Comprehensive Income
Cash Flow Hedging Derivative (Net of Tax of $—, $—, and $197,419, respectively)	—	—	314,361
Pension
Transition Obligation (Net of Tax of $—, $—, and $3,089, respectively)	—	—	(4,919)
Prior Service Cost (Net of Tax of $—, $—, and $21,653, respectively)	—	—	34,479
Actuarial Net Gain (Loss) (Net of Tax of $629,200, $67,859, and $237,412, respectively)	1,002,018	(108,055)	(378,043)

Total Other Comprehensive Income (Loss), Net of Tax	1,002,018	(108,055)	(34,122)

Total Comprehensive Income (Loss)	$4,685,265	$491,147	$(4,740,313)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock (Amount and Shares)	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2010	$5,723,980	$—	$5,164,102	$107,807,321	$(1,095,303)	$117,600,100
Net Income (Loss)	—	—	—	(4,706,191)	—	(4,706,191)
Exercise of Stock Options	167	—	5,339	—	—	5,506
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	528,113	—	—	528,113
Cash Dividends ($0.04 per share)	—	—	—	(228,963)	—	(228,963)
Other Comprehensive Income (Loss)	—	—	—	—	(34,122)	(34,122)

Balance December 31, 2011	5,724,147	—	5,697,554	102,872,167	(1,129,425)	113,164,443
Net Income	—	—	—	599,202	—	599,202
Stock Repurchase	—	(453,654)	—	—	—	(453,654)
Exercise of Stock Options	1,989	—	57,707	—	—	59,696
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	993,255	—	—	993,255
Stock Options	—	—	190,507	—	—	190,507
Cash Dividends ($0.04 per share)	—	—	—	(228,726)	—	(228,726)
Other Comprehensive Income (Loss)	—	—	—	—	(108,055)	(108,055)

Balance December 31, 2012	5,726,136	(453,654)	6,939,023	103,242,643	(1,237,480)	114,216,668
Net Income	—	—	—	3,683,247	—	3,683,247
Exercise of Stock Options	22,556	—	677,567	—	—	700,123
Vested Restricted Stock	18,500	—	101,032	—	—	119,532
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	792,354	—	—	792,354
Cash Dividends ($0.06 per share)	—	—	—	(344,585)	—	(344,585)
Other Comprehensive Income (Loss)	—	—	—	—	1,002,018	1,002,018

Balance December 31, 2013	$5,767,192	$(453,654)	$8,509,976	$106,581,305	$(235,462)	$120,169,357

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Cash Flow from Operating Activities:
Net Income (Loss)	$3,683,247	$599,202	$(4,706,191)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	2,974,587	2,211,516	2,444,662
Loan Cost Amortization	202,500	112,666	67,704
Loss on Early Extinguishment of Debt	—	245,726	—
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	(1,242,295)	(239,645)	(456,152)
Loss (Gain) on Disposition of Assets Held for Sale	26,367	(78,455)	—
Impairment of Assets Held for Sale	—	426,794	—
Impairment of Long-Lived Assets	616,278	—	6,618,888
Discount Accretion on Commercial Mortgage Loan	(1,403,842)	—	—
Amortization of Fees on Acquisition of Commercial Mortgage Loan	60,805	—	—
Deferred Income Taxes	194,563	297,222	(3,032,931)
Non-Cash Compensation	901,447	1,047,335	253,812
Decrease (Increase) in Assets:
Refundable Income Taxes	239,720	160,185	(370,554)
Land and Development Costs	3,463,333	(22,601)	(3,385,019)
Impact Fees and Mitigation Credits	231,986	347,548	277,897
Other Assets	(912,225)	(936,467)	(109,064)
Increase (Decrease) in Liabilities:
Accounts Payable	431,790	54,855	(660,896)
Accrued Liabilities and Accrued Stock Based Compensation	(2,117,918)	(825,123)	171,821
Deferred Revenue	2,493,400	102,905	690,266
Income Taxes Payable	1,044,061	—	—

Net Cash Provided By (Used In) Operating Activities	10,887,804	3,503,663	(2,195,757)

Cash Flow From Investing Activities:
Acquisition of Property, Plant, and Equipment	(37,868,099)	(24,916,936)	(3,197,276)
Acquisition of Intangible Assets	(2,920,739)	(1,478,688)	(130,070)
Acquisition of Commercial Mortgage Loan	(17,658,204)	—	—
Decrease (Increase) in Restricted Cash	(366,645)	2,779,511	(2,779,511)
Proceeds from Sales, Calls, or Maturities of Investment Securities	—	—	6,813,222
Acquisition of Investment Securities	(729,814)	—	(1,873,597)
Proceeds from Disposition of Property, Plant, and Equipment - Net	14,335,817	480,150	3,240,573
Proceeds from Disposition of Assets Held for Sale - Net	3,407,133	7,773,165	—
Principal Payments Received on Commercial Mortgage Loan	95,000	—	—

Net Cash Provided By (Used In) Investing Activities	(41,705,551)	(15,362,798)	2,073,341

Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	87,750,000	34,765,849	14,863,000
Payments on Long-Term Debt	(53,649,817)	(20,905,714)	(14,845,534)
Cash Proceeds (Disbursements) from Exercise of Stock Options	591,890	(23,055)	2,470
Cash Used to Repurchase Common Stock	—	(453,654)	—
Cash from Excess Tax Benefit from Vesting of Restricted Stock	101,032	—	—
Dividends Paid	(344,585)	(228,726)	(228,963)

Net Cash Provided by (Used In) Financing Activities	34,448,520	13,154,700	(209,027)

Net Increase (Decrease) in Cash	3,630,773	1,295,565	(331,443)
Cash, Beginning of Year	1,301,739	6,174	337,617

Cash, End of Year	$4,932,512	$1,301,739	$6,174

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Disclosure of Cash Flows:

Total interest paid during the years ended December 31, 2013, 2012, and 2011 was $1,581,433, $491,048, and $684,008, respectively. Interest paid included capitalized interest of $8,172 and $28,733 during the years ended December 31, 2013 and 2011, respectively, with no interest capitalized during the year ended December 31, 2012.

Income taxes totaling $1,645,939 and $335,467 were paid during the years ended December 31, 2013 and 2011, respectively, with income taxes refunded totaling $177,500 during the year ended December 31, 2012.

During the year ended December 31, 2012, the Company recorded a legal reserve in the amount of $723,058 related to a certain legal proceeding. This non-cash transaction was reflected on the balance sheet as an increase in accrued liabilities and on the statement of operations as an increase in general and administrative expenses. During the year ended December 31, 2013, the Company settled this legal proceeding resulting in a non-cash conveyance of certain acreage in the amount of $702,827. This non-cash transaction was reflected on the balance sheet as a decrease in land and development costs and accrued liabilities. The remaining $20,231 represents costs incurred in connection with closing the transaction.

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Consolidated-Tomoka Land Co. and its consolidated subsidiaries (we, our, us, or the “Company”). Any real estate entities or properties included in the consolidated financial statements have been consolidated only for the periods that such entities or properties were owned or under control by us. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

NATURE OF OPERATIONS

We are a diversified real estate operating company. We own and manage commercial real estate properties in nine states in the U.S., and two self-developed, flex-office properties, with multiple tenants, located in Florida. The Company has an additional flex-office property under construction as of December 31, 2013 which is adjacent to an existing self-developed property. As of December 31, 2013, we owned thirty-five single-tenant income-producing properties with more than 740,000 square feet of gross leasable space. We also own and manage a land portfolio, as of December 31, 2013, of over 10,000 acres in Florida, a majority of which is located within and forms a substantial portion of, the western boundary of the City of Daytona Beach (the “City”). Our land is well-located along both sides of Interstate 95 and near central Florida’s Interstate 4 corridor. In January 2014, the Company successfully foreclosed on approximately 600 acres of land west of I-95, bringing the Company’s land portfolio to over 10,500 acres. As of December 31, 2013, we also had an investment in a floating rate commercial mortgage loan collateralized by a hotel property in Atlanta, Georgia. We have a golf course operation which consists of the LPGA International golf club, which is managed by a third party, and we also lease property for billboards, have agricultural operations that are managed by a third party and consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, investment securities, accounts receivable, and accounts payable at December 31, 2013 and 2012, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s investment in a commercial mortgage loan approximates fair value at December 31, 2013, since the loan is at a floating rate, which approximates current market rates for notes with similar risks and maturities. The carrying amount of the Company’s long-term debt approximates fair value at December 31, 2013 and 2012, since the floating rate of our credit facility and the fixed rates of our secured financings, reasonably approximate current market rates for notes with similar risks and maturities.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUE MEASUREMENTS

The Company’s estimates of fair value of financial and non-financial assets and liabilities based on the framework established in the fair value accounting guidance. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

•	Level 1 – Valuation is based upon quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Valuation is based upon inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include option pricing models, discounted cash flow models and similar techniques.

RESTRICTED CASH

Restricted cash totaled approximately $367,000 at December 31, 2013 and consisted of approximately $83,000 of cash being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013, and approximately $284,000 of cash being held in escrow related to a land transaction.

ACCOUNTS RECEIVABLE

Accounts receivable primarily consist of receivables related to golf operations. The collectability of these receivables is determined based on a review of specifically identified accounts using judgments. Accounts receivable are classified in other assets on the consolidated balance sheets and totaled approximately $229,000 and $158,000 as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, no allowance for doubtful accounts was required.

INVESTMENT SECURITIES

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date in accordance with ASC Topic 320, Investments – Debt and Equity Securities. Marketable equity securities not classified as held-to-maturity or as trading, are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity. The fair value of securities is determined by quoted market prices.

CLASSIFICATION OF LOANS

Loans held for investment are stated at the principal amount outstanding and include the unamortized deferred loan fees in accordance with GAAP.

LOAN IMPAIRMENT

The Company’s commercial mortgage loan is held for investment and collateralized by a hotel property in Atlanta, Georgia. The Company evaluates the performance of the collateral property and the financial and operating capabilities of the borrower/guarantor, in part, to assess whether any deterioration in the credit has occurred and for possible impairment of the loan. Impairment would reflect the Company’s determination that it is probable that all amounts due according to the contractual terms of the loan would not be collected. Impairment is measured based on the present value of the expected future cash flows from the loan discounted at the effective rate of the loan or the fair value of the collateral. Upon measurement of impairment, the Company would record an allowance to reduce the carrying value of the loan with a corresponding recognition of loss in the results of operations. Significant exercise of judgment is required in determining impairment, including assumptions regarding the estimate of expected future cash flows, collectability of the loan, the value of the underlying collateral and other provisions including guarantees. The Company has determined that, as of December 31, 2013, no allowance for impairment was required.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

PURCHASE ACOUNTING FOR ACQUISITIONS OF REAL ESTATE SUBJECT TO A LEASE

In accordance with the Financial Accounting Standards Board (“FASB”) guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets, consisting of the value of in-place leases, based in each case on their relative fair values. The Company has determined that income property purchases with a pre-existing lease at the time of acquisition qualify as a business combination, in which case acquisition costs are expensed in the period the transaction closes. For income property purchases in which a new lease is originated at the time of acquisition, the Company has determined that these asset purchases are outside the scope of the business combination standards and accordingly, the acquisition costs are capitalized with the purchase.

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

ASSETS HELD FOR SALE

Assets held for sale consist of property which Management intends to sell and which the likelihood of such sale is considered highly probable. The value of the asset held for sale is recorded at the lower of fair market value or the net book value of the cumulative assets related to the property (generally, the land, building, building improvements, and the intangible asset net of related accumulated depreciation and amortization). As of December 31, 2012, assets held for sale consisted of one income property with a value of $3,433,500, which was sold in February 2013. No properties were held for sale as of December 31, 2013.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. Subsurface interests are included in property, plant, and equipment with no net cost basis at December 31, 2013, as the amounts have been fully depreciated. The amount of depreciation and amortization of property, plant, and equipment, exclusive of amortization related to intangible assets, recognized for the years ended December 31, 2013, 2012, and 2011, was $2,302,086, $1,810,720, and $2,159,361, respectively. Interest of $8,172 and $28,733 was capitalized to construction in process during 2013 and 2011, respectively, with no interest capitalized in 2012.

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

SALE OF REAL ESTATE

Gains and losses on sales of real estate are accounted for as required by the “Accounting for Sales of Real Estate” Topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) FASB ASC 976-605-25. The Company recognizes revenue from the sale of real estate at the time the sale is consummated, unless the property is sold on a deferred payment plan and the initial payment does not meet established criteria, or the Company retains some form of continuing involvement in the property. For sales of real estate which we estimate would cause us to incur a loss on the transaction, we would record a provision for the loss at the time the sales contract is deemed highly probable of closing.

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

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Both the Company’s stock options and stock appreciation rights awarded under the 2001 Plan are liability classified awards and are required to be remeasured to fair value at each balance sheet date until the award is settled, as required by provisions of the “Share-Based Payments Topic of FASB ASC.” (See Note 16 “Stock-Based Compensation”).

At the Annual Meeting of Shareholders of the Company held on April 28, 2010, the Company’s shareholders approved the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan replaced the Company’s 2001 Plan. At the Annual Meeting of Shareholders of the Company held on April 24, 2013, the Company’s shareholders approved an amendment to the 2010 Plan which among other things incorporated claw back provisions and clarified language regarding the shares available subsequent to forfeiture of any awards of restricted shares. Awards under the 2010 Plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and performance units. Employees of the Company and its subsidiaries and non-employee directors may be selected by the Compensation Committee to receive awards under the 2010 Plan. The maximum number of shares of which stock awards may be granted under the 2010 Plan is 210,000 shares. No participant may receive awards during any one calendar year representing more than 50,000 shares of common stock. In no event will the number of shares of common stock issued under the plan upon the exercise of incentive stock options exceed 210,000 shares. These limits are subject to adjustments by the Compensation Committee as provided in the 2010 Plan for stock splits, stock dividends, recapitalizations, and other similar transactions or events. The 2010 Plan will terminate on the tenth anniversary of the date that it was adopted by the Board, and no awards will be granted under the plan after that date.

Under the 2010 Plan, the Company granted, to certain employees, 12,150 shares of non-vested restricted stock where vesting is based upon the achievement of certain market conditions, which are defined as the Company’s total shareholder return as compared to the total shareholder return of certain peer groups during a five-year performance period.

As described in more detail in Note 16, (“Stock-Based Compensation”) in connection with the appointment of John P. Albright as President and Chief Executive Officer and Mark E. Patten as Senior Vice President and Chief Financial Officer of the Company, the Company granted certain non-qualified stock option awards and restricted share awards.

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

INCOME TAXES

The Company uses the asset and liability method to account for income taxes. Deferred income taxes result primarily from the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (See Note 17 “Income Taxes”). In June 2006, the FASB issued additional guidance, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements included in income taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with FASB guidance included in income taxes, the Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the FASB guidance.

EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per common share are based on the assumption of the conversion of stock options using the treasury stock method at average cost for the year (see Note 10 “Common Stock and Earnings Per Share”).

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

More than 42% of the Company’s income property portfolio and all of the land holdings, golf operations, agriculture operations, and subsurface interests are in the State of Florida. Uncertainty of the duration of a prolonged real estate and economic downturn could have an adverse impact on the Company’s real estate values.

On a revenue basis, the largest of the Company’s income property tenants consist of Holiday CVS, L.L.C. and Walgreen Co., which the Company considers good credit-quality tenants. Holiday CVS, L.L.C. revenues accounted for 9%, 16%, and 18% of our consolidated revenue, excluding a property sold in February 2013, and Walgreen Co. accounted for 6%, 13%, and 16% of our consolidated revenue, excluding three properties sold in May 2012, May 2013, and December 2013, for the years ended December 31, 2013, 2012, and 2011, respectively. Holiday CVS, L.L.C. represented 13%, 19%, and 22% of the Company’s income portfolio in terms of rentable square feet, excluding a property sold in February 2013, and Walgreen Co. represented 9%, 17%, and 20% of the Company’s income portfolio in terms of rentable square feet, excluding three properties sold in May 2012, May 2013, and December 2013, as of December 31, 2013, 2012, and 2011, respectively. During the year ended December 31, 2013 revenue concentrations on the two tenants described above have dropped significantly due to the Company’s continuing diversification of its income property tenant mix particularly with the addition of Bank of America, Hilton Resorts Corporation, and Big Lots as tenants and the addition of new revenue sources including the interest income from a commercial mortgage loan.

DERIVATIVE INSTRUMENT AND CERTAIN HEDGING ACTIVITY

Until it was terminated on December 31, 2011, the Company had a cash flow derivative related to the interest rate swap on its term loan. The Company accounted for its cash flow hedging derivative under the “Accounting for Derivative Instruments and Certain Hedging Activities” topic of FASB ASC. The derivative was recognized on the balance sheet at its fair value. On the date the derivative contract was entered into, the Company designated the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability (“cash flow hedge”). The Company formally documented the relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. The Company also formally assessed, both at the hedge’s inception and on an ongoing basis, whether the derivative that is used in hedging the transaction is highly effective in offsetting changes in cash flows of the hedged item. Changes in the fair value of the derivative, was deemed highly effective, and was designated and qualified as a cash-flow hedge is recorded in other comprehensive loss, until earnings are affected by the variability in cash flows of the designated hedged item. The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is re-designated as a non-hedging instrument, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in earnings.

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

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECLASSIFICATIONS

Certain items in the prior year’s consolidated statements of operations have been reclassified to conform to the presentation of the statement of operations for the year ended December 31, 2013. Specifically, loan cost amortization was previously included in depreciation and amortization on the consolidated financial statements and is now included in interest expense. In addition, deferred revenue was previously included with accrued liabilities on the consolidated balance sheets and is now segregated as its own line item. These reclassifications had no effect on the current year and prior year presentation of income (loss) from continuing operations before taxes.

NOTE 2.	INCOME PROPERTIES

During the year ended December 31, 2013, the Company acquired nine income properties at a total acquisition cost of approximately $39.5 million. Of the total acquisition cost, approximately $13.2 million was allocated to land, approximately $23.4 million was allocated to buildings and improvements, and approximately $2.9 million was allocated to intangible assets pertaining to the in-place lease value. The weighted average amortization period for the $2.9 million allocated to intangible assets is approximately 10.5 years. In connection with the acquisition of two of the nine income properties acquired during the year ended December 31, 2013, the Company expensed approximately $90,000 of acquisition costs, in accordance FASB ASC 805 “Business Combinations.” These acquisitions costs are included in income properties expense in the consolidated financial statements. The income properties acquired in 2013 include the following:

On January 3, 2013, the Company acquired four properties leased to Bank of America, N.A. in both Los Angeles County and Orange County, California, at an aggregate purchase price of approximately $8.0 million. As of the acquisition date, the remaining terms of the leases were 15.0 years.

On January 23, 2013, the Company acquired a 34,512 square-foot free-standing building, situated on 3.62 acres in Glendale, Arizona. The total purchase price was approximately $5.0 million. The property is under lease to an affiliate of Big Lots with a remaining term of 10 years, as of the acquisition date.

On January 31, 2013, the Company acquired a two-building 133,000 square-foot office complex leased to Hilton Resorts Corporation in Orlando, Florida. The total purchase price was approximately $14.6 million. Both buildings are under a long term lease, which provides for annual lease escalations with over eight years remaining in the term, as of the acquisition date.

On July 25, 2013, the Company acquired a 16,280 square-foot building leased to a subsidiary of Rite Aid Corp. in Renton Washington, a suburb of Seattle. The total purchase price was approximately $6.6 million. As of the acquisition date, the remaining term of the lease was 13 years, with lease escalations during the six five-year option periods.

On September 13, 2013, the Company acquired a 25,600 square-foot building leased to Big Lots in Germantown, Maryland. The total purchase price was approximately $5.0 million. As of the acquisition date, the remaining term of the lease was approximately 10.4 years, with three five-year option periods.

During the year ended December 31, 2012, the Company acquired eight income properties at a total acquisition cost of approximately $25.9 million. Of the total acquisition cost, approximately $14.7 million was allocated to land, approximately $9.7 million was allocated to buildings and improvements, and approximately $1.5 million was allocated to intangible assets pertaining to the in-place lease value.

NOTE 3.	DISCONTINUED OPERATIONS

During the year ended December 31, 2013, the Company disposed of the following income properties:

On February 14, 2013, the Company sold its interest in the 4,128 square-foot building, located in Alpharetta, Georgia, which was leased to PNC Bank, for $3,550,000. The property was presented as assets held for sale on the consolidated balance sheet for the year ended December 31, 2012. As a result, the value was written down to reflect the contractual sales price resulting in a loss of approximately $427,000 for the year ended December 31, 2012. An additional loss of approximately $26,000 was recognized at closing in February 2013. The property’s operating results have been included in discontinued operations for each period presented.

On February 21, 2013, the Company sold its interest in the 13,824 square-foot building, located in Clermont, Florida, which was leased to CVS, for $4,050,000 generating a gain of approximately $54,000. Upon the sale in February 2013, the property’s operating results have been included in discontinued operations for each period presented.

On May 31, 2013, the Company sold its interest in the 13,905 square-foot building, located in Kissimmee, Florida, which was leased to Walgreens, for $3,400,000, generating a gain of approximately $503,000. Upon the sale in May 2013, the property’s operating results have been included in discontinued operations for each period presented.

On December 10, 2013, the Company sold its interest in the 15,120 square-foot building, located in Orlando, Florida, which was leased to Walgreens, for $3,877,373, generating a gain of approximately $487,000. Upon the sale in December 2013, the property’s operating results have been included in discontinued operations for each period presented.

On December 30, 2013, the Company sold its interest in the 4,128 square-foot building, located in Orlando, Florida, which was leased to PNC Bank, for $3,740,368, generating a gain of approximately $198,000. Upon the sale in December 2013, the property’s operating results have been included in discontinued operations for each period presented.

During the year ended December 31, 2012, the Company sold its interest in two properties for a combined gain of approximately $78,000. Upon the sales, the properties’ operating results were included in discontinued operations for each period presented.

The following is a summary of income from discontinued operations:

	Year ended December 31,
	2013	2012	2011
Leasing Revenue and Other Income	$699,486	$1,535,854	$2,085,882
Costs and Other Expenses	(89,270)	(211,524)	(385,881)

Income from Operations	610,216	1,324,330	1,700,001
Impairment Charges	—	(426,794)	(68,454)
Gain on Sale of Property	1,215,928	78,455	146,977

Income before Income Tax	1,826,144	975,991	1,778,524
Income Tax	(704,435)	(376,488)	(686,066)

Income from Discontinued Operations	$1,121,709	$599,503	$1,092,458

NOTE 4.	COMMERCIAL MORTGAGE LOAN

On August 7, 2013, the Company acquired a $19.6 million first mortgage loan secured by a hotel in Atlanta, Georgia, for approximately $17.5 million, a discount of approximately $2.05 million. The discount is being accreted into income ratably through the contractual maturity date in March 2014, which is included in Interest Income from Commercial Mortgage Loan in the consolidated financial statements.

The Company’s commercial mortgage loan portfolio comprised the following at December 31, 2013:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate	Property Size
Hotel – Atlanta, GA	August 2013	March 2014	$19,560,000	$19,465,000	$18,845,053	30-day LIBOR plus 4.50%	110 rooms

Total			$19,560,000	$19,465,000	$18,845,053

The carrying value of the commercial mortgage loan as of December 31, 2013 consisted of the following:

Total
Current Face Amount	$19,465,000
Unamortized Fees	29,711
Unaccreted Purchase Discount	(649,658)

Total Commercial Mortgage Loan	$18,845,053

Accrued interest on the commercial mortgage loan totaled approximately $43,000 as of December 31, 2013 and is included in Other Assets in the consolidated balance sheet. As more fully described in Note 20, Subsequent Events, this loan was paid in full on January 6, 2014.

NOTE 5.	LAND AND SUBSURFACE INTERESTS

Land and development costs at December 31, 2013 and 2012, are summarized as follows:

	December 31,
	2013	2012
Undeveloped Land	$301,780	$1,004,607
Developed Land and Development Costs	23,467,134	26,843,918

Total Land and Development Costs	$23,768,914	$27,848,525

During the year ended December 31, 2013, a total of 11.655 acres were sold for approximately $3.0 million as described below:

On December 4, 2013, the Company sold approximately 3.405 acres to RaceTrac Petroleum, Inc. (“RaceTrac”) for $1.3 million or approximately $382,000 per acre. We recognized a loss on the sale of approximately $244,000 which is primarily attributable to a higher basis in the property as a result of the Company having repurchased this land in 2010. The parcel sold to RaceTrac is part of Williamson Crossing, an approximately 23-acre, proposed commercial development located at the southeast corner of Williamson and LPGA Boulevards in Daytona Beach. RaceTrac is the first occupant for the Williamson Crossing site. In connection with the transaction, the Company agreed to reimburse RaceTrac up to $976,500 over the next five years for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire Williamson Crossing site. As of December 31, 2013, $283,500 of cash is held in escrow related to the improvements and is classified as restricted cash on the consolidated balance sheets. The Company anticipates that all or a portion of these reimbursable costs will be shared by other owners as parcels in the Williamson Crossing development are sold and additional businesses locate to the site. Based on the book basis of the remaining repurchased acres relative to the price per acre in the RaceTrac transaction, the Company determined that no adjustment for impairment was required as of December 31, 2013.

NOTE 5.	LAND AND SUBSURFACE INTERESTS (continued)

On December 19, 2013, the Company sold approximately 2.02 acres to Intracoastal Bank. The land was sold for $640,000 or approximately $317,000 per acre for a gain of approximately $581,000. This parcel is located on LPGA Boulevard, east of I-95 in Daytona Beach, Florida, between the Vince Carter’s and Wendy’s restaurants.

On December 20, 2013, the Company sold approximately 6.23 acres to CarMax Auto Super Stores, Inc. (“CarMax”) for $1.05 million, or approximately $168,500 per acre, for a total loss of approximately $1.0 million. We recognized a loss of approximately $416,000 on the sale. In the second quarter of 2013 the Company recognized an impairment loss of approximately $616,000 which was based on the contract price in a transaction that had been executed for approximately 3.21 acres of the total 6.23 acres sold to CarMax. That transaction was terminated prior to closing. The basis in these acres was higher than is typical for the Company’s land holdings as this land had been reacquired through foreclosure in 2009.

During the second quarter of 2012, the Company sold approximately16.6 acres of industrial land west of Interstate 95 at a price of approximately $618,000 or $37,000 per acre. The gain on the sale of this land totaled approximately $573,000.

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

The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 490,000 “surface” acres of land owned by others in 20 counties in Florida. The Company leases its interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances additional revenues from royalties applicable to production from the leased acreage. During the year ended December 31, 2013, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Production volume from these oil wells was 88,782 barrels in 2013, 81,441 barrels in 2012 and 104,211 barrels in 2011, resulting in revenues received from oil royalties of $267,693, $286,536 and $228,494, respectively.

During 2011, an eight-year oil exploration lease covering approximately 136,000 net mineral acres primarily located in Lee County and Hendry County, Florida, was executed and a $913,657 first year rental payment was received. An additional $922,114, representing the guaranteed second year’s delay rent, was received in September 2012. The two payments totaling approximately $1.83 million have been recognized ratably into income through September 2013. On September 22, 2013, the Company entered into an amendment of the exploration lease (the “Oil Lease Amendment”). Under the Oil Lease Amendment, the net mineral acres under exploration lease was reduced from approximately 136,000 net mineral acres to approximately 82,000 net mineral acres in Hendry County. The approximately 54,000 net mineral acres removed from the exploration lease were located in Lee County, Florida. In connection with the Oil Lease Amendment, the Company received a $3.293 million rent payment for the third year of the Company’s eight-year oil exploration lease. The payment is being recognized ratably over the 12 month lease period ending in September 2014. Also during September 2013, the Company received, and recognized as revenue, a non-refundable penalty payment of $1.0 million relating to the drilling requirements in the lease. The terms of the lease state the Company will receive royalty payments if production occurs and may receive additional annual rental payments if the lease is continued in years four through eight. Lease income is being recognized on a straight-line basis over the guaranteed lease term. For the years ended December 31, 2013, 2012 and 2011 lease income of approximately $1.6 million, $919,000 and $251,000 was recognized, respectively.

NOTE 6.	INVESTMENT SECURITIES

During December 2013, the Company purchased approximately $730,000 of preferred stock of a publicly traded real estate investment trust with a market capitalization of more than $1.5 billion. In accordance with ASC Topic 320, Investments – Debt and Equity Securities, the preferred stock investments have been determined to be equity securities classified as available-for-sale which are recorded at fair market value in the consolidated balance sheets. The fair value of the Company’s investment securities is measured quarterly, on a recurring basis, using Level 1 inputs, or quoted prices for identical, actively traded assets.

Available-for-Sale securities consist of the following:

	Year Ended December 31, 2013
	Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value (Level 1 Inputs)
Preferred Stock	$729,814	$—	$—	$729,814

Total Equity Securities	$729,814	$—	$—	$729,814

Total Available-for-Sale Securities	$729,814	$—	$—	$729,814

As of December 31, 2012 and 2011, the Company held no investment securities.

Prior to the 2013 purchases of preferred stock equity securities, the Company held a portfolio of investment securities until they were fully liquidated in the fourth quarter of 2011. Until the decision was made to liquidate the investment securities portfolio, the Company classified as held to maturity those securities which the Company had the intent and ability to hold through their stated maturity date. Investment securities, which were classified as held to maturity, were carried at cost, adjusted for amortization of premiums, and accretion of discounts. Gains and losses were determined using the specific identification method.

Following is a table reflecting the sale of investment securities and losses recognized during the three years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
Proceeds from the Disposition of Investment Securities	$—	$—	$6,929,493
Cost Basis of Investment Securities Sold	—	—	(7,069,929)

Loss recognized in Statement of Operations on the Disposition of Investment Securities	$—	$—	$(140,436)

NOTE 7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents	$4,932,512	$4,932,512	$1,301,739	$1,301,739
Restricted Cash	366,645	366,645	—	—
Investment Securities	729,814	729,814	—	—
Commercial Mortgage Loan	18,845,053	19,297,110	—	—
Long-Term Debt	63,227,032	63,227,032	29,126,849	29,126,849

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

NOTE 8.	INTANGIBLE ASSETS

Intangible assets consist of the in-place lease value associated with single-tenant income properties acquired by the Company. This in-place lease value was determined by estimating the cost of replacing the lease should it not be in-place as of the date of the acquisition of the property. Factors, such as foregone rent and leasing commissions among others, are taken into account to determine the in-place lease value. This value is amortized over the remaining term of the lease at the time the properties are purchased. At December 31, 2013, the in-place lease value totaled $6,359,438, net of amortization of $2,979,156. At December 31, 2012, the in-place lease value totaled $4,527,426, net of amortization of $2,877,412.

During the year ended December 31, 2013, the intangible in-place lease value increased by approximately $2.9 million due to the acquisition of nine income properties. During the year ended December 31, 2013, the intangible in-place lease value decreased by approximately $416,000 due to the sale of four income properties. The net intangible in-place lease value related to the PNC Bank property located in Alpharetta, Georgia, which was sold in February 2013, was included in Assets Held for Sale on the consolidated balance sheet as of December 31, 2012.

Amortization expense was $672,501, $411,309, and $423,989 for the years ending December 31, 2013, 2012, and 2011, respectively. The estimated amortization expense for each of the calendar years 2014–2018 is as follows:

Year Ending December 31,	Amount
2014	$676,518
2015	676,518
2016	638,430
2017	547,676
2018	539,988
Thereafter	3,280,308

Total	$6,359,438

As of December 31, 2013, the weighted average amortization period of the in-place lease value is 16 years.

NOTE 9.	IMPAIRMENT OF LONG-LIVED ASSETS

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of long-lived assets required to be assessed for impairment is determined on a non-recurring basis using Level 3 inputs in the fair value hierarchy. These Level 3 inputs may include, but are not limited to, executed purchase and sale agreements on specific properties, third party valuations, discounted cash flow models, and other model-based techniques.

During the year ended December 31, 2013, the Company conducted an impairment analysis on 6.23 acres of land in Daytona Beach, Florida, which had been reacquired through a foreclosure in 2009. Approximately 3.21 of these acres were subject to a sales contract that was executed during the second quarter of 2013 which we deemed highly probable of closing. Although the transaction was subsequently terminated prior to closing, the analysis resulted in an impairment charge of $616,278, representing the portion of the cost basis of the property that management considered to be un-recoverable based on the land under contract and other current market prices. The 6.23 acres of land were sold under a new sales contract on December 20, 2013, resulting in an additional loss of $416,236, as more fully described in Note 5 “Land and Subsurface Interests.”

During the year ended December 31, 2012, no impairment indicators were noted other than on the income property held for sale for which a $426,794 impairment charge was recorded and included in income from discontinued operations in the consolidated statement of operations.

During the year ended December 31, 2011, the Company recognized an impairment charge for its golf operations’ assets totaling $4,012,476. The fair market value of the property was determined to be $2,500,000. This fair market value was determined, among other things, through a third party valuation specialist in the golf course industry. The impairment charge was taken as several facts and circumstances changes surrounding the property during the period, including the following:

•	The community master developer abandoned its property and vacated the development;

•	The national, state, and local economies, after showing earlier signs of recovery, weakened further during the period;

NOTE 9.	IMPAIRMENT OF LONG-LIVED ASSETS (continued)

•	This economic slowdown is significantly impacted by the residential home market which is soft. The absence of significant residential home growth in and around LPGA International, as well as the Volusia and Flagler Counties’ market, significantly reduces the potential for increased golf play;

•	Fully developed lots within the community are being sold at low prices indicating that the product to be sold in the community will be sold to a first time home buyers’ market segment. This market segment is not expected to support the golf operations in the same manner as the premium priced market segment; and

•	The Company had a change in management, who changed the asset’s estimated holding period. New management does not believe it is in the Company’s best interest to absorb the negative income and cash flow losses until the possibility of a turnaround in future years may be realized and made the decision that this is not a future core holding of the Company.

During the year ended December 31, 2011, the Company also conducted an impairment analysis on 317 acres of land in Daytona Beach, Florida. The analysis resulted in an impairment charge of $2,606,412. The charge represented the entire cost basis of the property, reflecting both the high carrying costs associated with these parcels relative to the current market value of the land and management’s determination to not pay the property taxes or other property assessments, and to not contest any legal proceedings, which would result in the forfeiture of title to the land through issuance of a tax deed or foreclosure. The Company sold substantially all of its interest in this land to a third party for de minimus proceeds and the assumption of approximately $238,000 of accrued liabilities, in the fourth quarter of 2012.

NOTE 10.	COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined based on the assumption of the conversion of stock options and restricted stock using the treasury stock method at average market prices for the periods.

	Year Ended December 31,
	2013	2012	2011
Income Available to Common Shareholders:
Income (Loss) from Continuing Operations	$2,561,538	$(301)	$(5,798,649)
Discontinued Operations	1,121,709	599,503	1,092,458

Net Income (Loss)	$3,683,247	$599,202	$(4,706,191)

Weighted Average Shares Outstanding	5,739,383	5,717,937	5,724,147
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	3,754	—	—

Total Shares Applicable to Diluted Earnings Per Share	5,743,137	5,717,937	5,724,147

Per Share Information:
Basic Net Income (Loss) Per Share
Income (Loss) from Continuing Operations	$0.44	$—	$(1.01)
Discontinued Operations	0.20	0.10	0.19

Net Income (Loss)	$0.64	$0.10	$(0.82)

Diluted Net Income (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.44	$—	$(1.01)
Discontinued Operations	0.20	0.10	0.19

Net Income (Loss)	$0.64	$0.10	$(0.82)

The effect of 58,800, 198,300, and 205,113 potentially dilutive securities were not included for 2013, 2012, and 2011, respectively, as the effect would be antidilutive.

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

NOTE 11.	LONG-TERM DEBT

Credit Facility. On February 27, 2012, the Company entered into a Credit Agreement (the “Agreement”) with Bank of Montreal (“BMO”) as Administrative Agent, Letter of Credit Issuer, and Lender. The Agreement consisted of a $46.0 million revolving credit facility with a maturity date of February 27, 2015 (the “Credit Facility”). The indebtedness outstanding under the Agreement accrued interest, prior to the amendments of the Agreement, at a rate ranging from the 30-day London Interbank Offer Rate (“LIBOR”) plus 175 basis points to LIBOR plus 250 basis points based on the total balance outstanding under the Credit Facility as a percentage of total asset value of the Company. The Credit Facility is unsecured and is guaranteed by certain subsidiaries of the Company.

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

On March 29, 2013, the Company entered into the second amendment to the Agreement (“Second Amendment”). The Second Amendment, expands the accordion feature allowing the Company to increase the Credit Facility up to $125 million and reduces the interest rate by 25 basis points, so that it now ranges from LIBOR plus 150 basis points up to LIBOR plus 225 basis points, based on the total balance outstanding under the Credit Facility as a percentage of total asset value of the Company. The Second Amendment also extends the maturity date to March 31, 2016 from February 27, 2015, and reduces the limitations on the Company’s ability to make certain investments. The weighted average interest rate on the Credit Facility was 1.667% and 1.966% as of December 31, 2013 and 2012, respectively.

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

Mortgage Notes Payable. On February 22, 2013, the Company closed on a $7.3 million loan originated with UBS Real Estate Securities Inc., secured by its interest in the two-building office complex leased to Hilton Resorts Corporation, which was acquired on January 31, 2013. The new mortgage loan matures in February 2018, carries a fixed rate of interest of 3.655% per annum, and requires payments of interest only prior to maturity.

On March 8, 2013, the Company closed on a $23.1 million loan originated with Bank of America, N.A., secured by its interest in fourteen income properties. The new mortgage loan matures in April 2023, carries a fixed rate of 3.67% per annum, and requires payments of interest only prior to maturity.

Long-term debt consisted of the following:

	December 31, 2013
	Total	Due Within One Year
Credit Facility	$32,827,032	$—
Mortgage Note Payable (originated with UBS)	7,300,000	—
Mortgage Note Payable (originated with BOA)	23,100,000	—

Total Long-Term Debt	$63,227,032	$—

NOTE 11.	LONG-TERM DEBT (continued)

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending December 31,	Amount
2014	$—
2015	—
2016	32,827,032
2017	—
2018	7,300,000
Thereafter	23,100,000

Total Long-Term Debt	$63,227,032

At December 31, 2013, there was approximately $33.2 million of available borrowing capacity under the Credit Facility, which has a current commitment level of $66.0 million, subject to the borrowing base requirements.

In conjunction with required tenant improvements related to the acquisition of the two-building office complex leased to Hilton Resorts Corporation in January 2013, the Company secured a $723,000 letter of credit with BMO. As of December 31, 2013, the letter of credit was unused. Subsequent to year end, upon final disbursement of the required tenant improvement obligation, the letter of credit was successfully terminated.

For the year ended December 31, 2013, interest expense was $1,624,064 with $1,581,433 paid during the period. For the year ended December 31, 2012, interest expense was $536,017 with $491,048 paid during the period. For year ended December 31, 2011, interest expense was $655,275 with $684,008 paid during the period. No interest was capitalized during the year ended December 31, 2012, while $8,172 and $28,733 of interest was capitalized during the years ended December 31, 2013 and 2011.

The amortization of loan costs incurred in connection with the Company’s long-term debt is included in interest expense in the consolidated financial statements. These loan costs are being amortized over the term of the respective loan agreements using the straight-line method, which approximates the effective interest method. For the years ended December 31, 2013, 2012 and 2011, the amortization of loan costs totaled $202,500, $112,666 and $67,704, respectively. Previously, loan cost amortization was included in depreciation and amortization in the consolidated financial statements. The consolidated financial statements have been reclassified for all periods presented to conform to the current presentation.

The Company was in compliance with all of its debt covenants as of December 31, 2013 and 2012.

NOTE 12.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of
	December 31, 2013	December 31, 2012
Golf Course Lease	$3,340,389	$3,702,194
Deferred Compensation	382,599	828,998
Other Post-Retirement Benefits	156,881	186,695
Legal Reserves	—	723,058
Reserve for Tenant Improvements	58,977	—
Other	787,963	680,447

Total Accrued Liabilities	$4,726,809	$6,121,392

In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, would remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to

NOTE 12.	ACCRUED LIABILITIES (continued)

the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of December 31, 2013, approximately $2.5 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

In connection with the acquisition of the two properties leased to Hilton Resorts Corporation on January 31, 2013, the Company was credited $773,000 at closing for certain required tenant improvements. The improvements were complete as of December 31, 2013, and during the year ended December 31, 2013, the accrued liability has been relieved in the amount of approximately $714,000 in payment for completion of the improvements. The remaining balance of approximately $59,000 was paid subsequent to December 31, 2013.

On July 24, 2013, the Company’s Board of Directors terminated the Deferred Compensation Plan effective August 1, 2013. Accordingly, the Company will make the normal required distributions prior to March 1, 2014 with the balance of the accounts liquidated after August 1, 2014. The final payments are expected to be made prior to December 31, 2014.

NOTE 13.	DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	December 31, 2013	December 31, 2012
Deferred Oil Exploration Lease Revenue	$2,390,808	$665,499
Prepaid Rent	698,653	—
Other Deferred Revenue	254,890	185,452

Total Deferred Revenue	$3,344,351	$850,951

On September 22, 2013, the Company received a $3.293 million rent payment for the third year of the Company’s eight-year oil exploration lease. The payment is being recognized ratably over the 12 month lease period ending in September 2014.

NOTE 14.	PENSION PLAN

The Company maintains a Defined Benefit Pension Plan (the “Pension Plan”) which prior to December 31, 2011 was for all employees who had attained the age of 21 and completed one year of service. The pension benefits were based primarily on years of service and the average compensation for the five highest consecutive years during the final ten years of employment. The benefit formula generally provided for a life annuity benefit.

Effective December 31, 2011, the Company amended its Pension Plan to freeze participants’ benefits with no future accruals after that date. Any current or future employee who was not a participant of the Pension Plan on December 31, 2011 will not be eligible to enter the Pension Plan. In January 2013, the Company made a cash contribution to the Pension Plan of $84,600 related to the 2012 Pension Plan year. The Company did not make any contributions related to the 2013 Pension Plan year during year ended December 31, 2013.

On October 23, 2013 the Company’s Board of Directors approved the commencement of the steps necessary to terminate the Pension Plan, pursuant to the Pension Plan, and, if necessary, for the Company to make the required level of contribution whereby the Pension Plan would have sufficient funds to pay all benefits owed participants and beneficiaries. On January 22, 2014, the Company’s Board of Directors approved the termination of the Pension Plan effective March 31, 2014. Termination of the Pension Plan will be completed through the distribution of the Pension Plan assets to participants and beneficiaries through either the purchase of an annuity from an insurance company or, payment of the benefit owed in a one-time lump sum payment based on a final calculation of benefit as of March 31, 2014. While the Company expects that the aforementioned distribution of the Pension Plan assets will be completed prior to December 31, 2014, there can be no assurance that the Company will complete the termination of the Pension Plan or if completed, the timing within which the termination will occur.

NOTE 14.	PENSION PLAN (continued)

The Company uses a December 31 measurement date.

Following are the components of the Net Period Pension Cost (Benefit):

	December 31,
	2013	2012	2011
Service Cost	$87,496	$94,374	$298,378
Interest Cost	385,884	406,689	455,732
Actual Return on Plan Assets	(1,310,053)	(932,366)	(396,687)
Amortization of Unrecognized Transition Loss (Gain) from Earlier Periods	91,111	69,699	(7,487)
Amortization of Unrecognized Prior Service Cost	—	—	21,218
Amortization of Net Gain (Loss) from Earlier Periods	736,025	390,400	(129,257)

Net Periodic Pension Cost (Benefit)	$(9,537)	$28,796	$241,897

The Company made contributions totaling $84,600 in 2013 and $473,540 in 2012.

The change in projected benefit obligation is as follows:

	December 31,
	2013	2012
Benefit Obligation at Beginning of Year	$9,827,454	$9,309,585
Service Cost	87,496	94,374
Interest Cost	385,884	406,689
Actuarial Loss (Gain)	(804,080)	636,013
Benefits and Plan Expenses Paid	(644,492)	(619,207)

Benefit Obligation at End of Year	$8,852,262	$9,827,454

The change in plan assets is as follows:

	December 31,
	2013	2012
Fair Value of Plan Assets at Beginning of Year	$8,509,771	$7,723,072
Actual Return on Plan Assets	1,310,053	932,366
Employer Contribution	84,600	473,540
Plan Expenses Paid	(71,585)	(84,131)
Benefits Paid	(572,907)	(535,076)

Fair Value of Plan Assets at End of Year	$9,259,932	$8,509,771

The funded status of the pension obligation consists of the following:

	December 31,
	2013	2012
Estimated Pension Benefit Obligation
Projected Benefit Obligation	$(8,852,262)	$(9,827,454)
Fair Value of Plan Assets	9,259,932	8,509,771

Accrued Net Pension Asset (Obligation)	$407,670	$(1,317,683)

The increase in the Net Pension Asset, is due primarily to gains in the underlying pension assets, as well as a change in the discount rate from 4% to 5%.

NOTE 14.	PENSION PLAN (continued)

The actuarial assumptions made to determine the projected benefit obligation and the fair value of plan assets are as follows:

	December 31,
	2013	2012
Weighted Average Discount Rate	5.00%	4.00%
Weighted Average Asset Rate of Return	7.00%	7.00%
Compensation Scale	N/A	N/A

The Company uses the “Citigroup Pension Liability Index” to determine the discount rate. The weighted average asset rate of return is primarily based on both historical and projected future returns of the portfolio as a whole.

Amortization Periods

The transition liability (asset), was considered fully amortized as a result of the 2011 curtailment.

The excess of the unrecognized (gain) or loss (if any) over the larger of 10% of the projected benefit obligation or 10% of the market related value of assets is amortized in level amounts over 12.60 years.

The prior service cost re-established on January 1, 2001, was considered fully amortized as a result of the 2011 curtailment.

The prior service cost established on January 1, 2002, was considered fully amortized as a result of the 2011 curtailment.

Funding Policy

Periodic employer contributions are made in conformance with minimum funding requirements and maximum deductible limitations.

Benefit Payments and Other Disbursements

During the measurement period, disbursements from Pension Plan assets were as follows:

	December 31,
	2013	2012
Benefit Payments	$572,907	$535,076
Administrative Expenses	71,585	84,131

Total	$644,492	$619,207

Unrecognized (Gain) or Loss

The unrecognized (gain) or loss determined subsequent to last year’s measurement date is determined as follows:

Liability loss determined from the January 1, 2013 census and included in this year’s net periodic cost	$129,024
Asset gain occurring over the measurement period	(736,025)
Gain due to assumption changes effective as of December 31, 2013	(933,104)

Total unrecognized gain	$(1,540,105)

Plan Assets

The Company’s investment policy for pension funds is to achieve four major objectives as follows:

1)	Growth in the invested assets to maintain future purchasing power;

2)	Provide a stable, increasing stream of investment income to support needs;

3)	Ensure the preservation of asset values equal to or greater than the nominal book value of assets over the intermediate term or a complete economic cycle, whichever is longer; and

4)	Maintain liquidity.

NOTE 14.	PENSION PLAN (continued)

The allocation of investments is targeted at 60% in common equities and 40% in fixed income securities, exclusive of cash and cash equivalents with a typical 10% range of fluctuation. Equity securities primarily include investments in large-cap, mid-cap, and small-cap companies located in the United States and internationally. Fixed income securities primarily include corporate bonds of diversified industries and government bonds primarily located in the United States. No single security, except short-term obligations of the U.S. government, shall constitute more than 4% of consolidated assets.

The Pension Plan’s weighted average asset allocations at December 31, 2013 and 2012 by asset category are as follows:

	December 31,
	2013	2012
Cash and Cash Equivalents	3%	6%
Equity Securities	66%	63%
Fixed Income Securities	30%	31%
Alternative Investments	1%	0%

Total	100%	100%

The following is a table of the Fair Values of Pension Plan Assets and Fair Value Measurements at December 31, 2013 and 2012 (measured with quoted prices in active markets – Level 1 inputs):

	December 31,
	2013	2012
Cash and Cash Equivalents	$263,452	$369,174
Equity Securities	6,134,969	5,305,492
Fixed Income Securities	2,730,912	2,835,105
Alternative Investments	130,599	—

Total	$9,259,932	$8,509,771

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

Cash Flows

The Company makes periodic contributions in accordance with minimum funding requirements and maximum allowable deductions. It is estimated that no contribution will be required for 2014.

Estimated Future Benefit Payments

If termination of the Pension Plan is completed prior to December 31, 2014, the benefit payments will have been satisfied, otherwise the following benefit payments, which reflect expected future service as appropriate, would be expected to be paid.

Year Ending December 31,	Amount
2014	$646,200
2015	659,900
2016	668,100
2017	671,900
2018	671,900
2019-2023	3,522,100

The following assumptions have been made regarding estimated benefit payments:

•	All currently retired participants survive through 2023;

•	All currently active participants survive and retire on their normal retirement dates; and

•	No additional benefits will accrue on or after January 1, 2012.

NOTE 15.	POST-RETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

Other Post-Retirement Benefits

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

The Company recognizes post-retirement expenses in accordance with the “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions Topic of FASB ASC,” which requires that expected costs of post-retirement benefits be charged to expense during the years the employees render service. The accrued post-retirement benefit cost reflected in the consolidated balance sheet in accrued liabilities at December 31, 2013 and 2012, was $156,881 and $186,695, respectively.

Unfunded Deferred Compensation Plans

The Company previously established the Consolidated-Tomoka Land Co. Deferred Compensation Plan for Directors, and for Officers and Key Employees (the “Plans”). Both Plans provide that the Plans may be amended in whole or in part from time to time by the Board of Directors of the Company (the “Board”). At its Board meeting on October 26, 2011, the Board approved an amendment to the Plans to: 1) Freeze the Plans, effective January 1, 2012, to allow no new participants or deferrals into the Plans; and 2) to apply an interest rate of 6.0% to account balances for the year 2011 with the rate to be reviewed annually. An interest rate of 3.0% was applied to account balances for the years ended December 31, 2013 and 2012.

The amount of deferred compensation reflected in accrued liabilities on the consolidated balance sheets at December 31, 2013 and 2012, was $382,599 and $828,998, respectively. Deferred compensation earnings allocated to the deferred compensation balance for the three years ended December 31, 2013, 2012, and 2011, was $13,859, $40,575, and $91,552, respectively.

NOTE 16.	STOCK-BASED COMPENSATION

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

A summary of activity during the years ended December 31, 2013 and 2012, is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wgt. Avg. Fair Value Per Share
Outstanding at December 31, 2011	9,317	$23.13
Granted	—	—
Vested	—	—
Forfeited/Expired	(1,417)	23.13

Outstanding at December 31, 2012	7,900	23.13
Granted	—	—
Vested	—	—
Forfeited/Expired	(2,833)	23.13

Outstanding at December 31, 2013	5,067	$23.13

NOTE 16.	STOCK-BASED COMPENSATION (continued)

As of December 31, 2013, there was approximately $44,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 1.9 years.

Market Condition Inducement Grant of Restricted Shares

“Inducement” grants of 96,000 and 17,000 shares of restricted Company common stock were awarded to Mr. Albright and Mr. Patten, in 2011 and 2012, respectively. Mr. Albright’s restricted shares were granted outside of the 2010 Plan while Mr. Patten’s restricted shares were awarded under the 2010 Plan. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of Mr. Albright’s restricted stock award. The restricted shares will vest in six increments based upon the price per share of Company common stock during the term of their employment (or within 60 days after termination of employment by the Company without cause), meeting or exceeding the target trailing 60-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited.

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

A summary of the activity for these awards during the years ended December 31, 2013 and 2012, is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Outstanding at December 31, 2011	96,000	$18.47
Granted	17,000	18.02
Vested	—	—
Forfeited/Expired	—	—

Outstanding at December 31, 2012	113,000	18.40
Granted	—	—
Vested	(18,500)	23.89
Forfeited/Expired	—	—

Outstanding at December 31, 2013	94,500	$17.33

As of December 31, 2013, there was approximately $181,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 0.6 years.

Non-Qualified Stock Option Awards

Pursuant to the Non-Qualified Stock Option Award Agreements between the Company and Mr. Albright and Mr. Patten, Mr. Albright and Mr. Patten were granted options to purchase 50,000 and 10,000 shares of Company common stock, in 2011 and 2012, respectively, under the 2010 Plan with an exercise price per share equal to the fair market value on their respective grant dates. One-third of the options will vest on each of the first, second, and third anniversaries of their respective grant dates, provided they are an employee of the Company on those dates. In addition, any unvested portion of the options will vest upon a change in control. The options expire on the earliest of: (a) the tenth anniversary of the grant date; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

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

NOTE 16.	STOCK-BASED COMPENSATION (continued)

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

A summary of the activity for these awards during the years ended December 31, 2013 and 2012, is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Fair Value Per Share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	50,000	$28.90
Granted	10,000	29.34
Exercised	—	—
Forfeited/Expired	—	—

Outstanding at December 31, 2012	60,000	28.97
Granted	51,000	34.95
Exercised	(16,500)	28.90
Forfeited/Expired	—	—

Outstanding at December 31, 2013	94,500	$32.21	5.76	$385,405

Exercisable at December 31, 2012	16,666	$28.90	8.60	$35,167

Exercisable at December 31, 2013	19,800	$28.97	7.70	$144,870

A summary of the non-vested options for these awards during the years ended December 31, 2013 and 2012, is presented below:

		Fair Value
		of Shares
Non-Qualified Stock Option Awards	Shares	Vested
Non-Vested at December 31, 2011	50,000
Granted	10,000
Vested	(16,666)	$(481,647)

Non-Vested at December 31, 2012	43,334
Granted	51,000
Vested	(19,634)	$(568,875)

Non-Vested at December 31, 2013	74,700

The weighted-average grant-date fair value of options granted during the year ended December 31, 2013 was $6.58. The total intrinsic value of options exercised during the year ended December 31, 2013 was $166,850. As of December 31, 2013, there was approximately $373,000 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a weighted average period of 1.5 years.

NOTE 16.	STOCK-BASED COMPENSATION (continued)

LIABILITY-CLASSIFIED STOCK COMPENSATION

The Company previously had a stock option plan (the “2001 Plan”) pursuant to which 500,000 shares of the Company’s common stock could be issued. The 2001 Plan is expired, and no new stock options may be issued thereunder. Under the 2001 Plan, both stock options and stock appreciation rights were issued in prior years and such issuances were deemed to be liability-classified awards under the Share-Based Payment Topic of FASB ASC, which are required to be remeasured at fair value at each balance sheet date until the award is settled.

A summary of share option activity under the 2001 Plan during the years ended December 31, 2013 and 2012 is presented below:

Stock Options

Liability-Classified Stock Options	Shares	Wtd. Avg. Fair Value Per Share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	205,800	$53.12
Granted	—	—
Exercised	(5,600)	20.12
Forfeited/Expired	(119,400)	55.13

Outstanding at December 31, 2012	80,800	52.43
Granted	—	—
Exercised	(11,600)	30.39
Forfeited/Expired	(15,400)	63.58

Outstanding at December 31, 2013	53,800	$53.99	3.80	$46,950

Exercisable at December 31, 2012	78,160	$56.81	3.98	$21,780

Exercisable at December 31, 2013	53,800	$53.99	3.80	$46,950

In connection with the grant of non-qualified stock options, a stock appreciation right for each share covered by the option was also granted. The stock appreciation right entitles the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value underlying the share at the time of exercise. The total intrinsic value of options exercised during the year ended December 31, 2013 was $82,604.

NOTE 16.	STOCK-BASED COMPENSATION (continued)

Stock Appreciation Rights

Liability-Classified Stock Appreciation Rights	Shares	Wtd. Avg. Fair Value Per Share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	205,800	$0.93
Granted	—	—
Exercised	(5,600)	5.07
Forfeited/Expired	(119,400)	0.73

Outstanding at December 31, 2012	80,800	1.12
Granted	—	—
Exercised	(11,600)	4.29
Forfeited/Expired	(15,400)	0.46

Outstanding at December 31, 2013	53,800	$1.61	3.80	$25,281

Exercisable at December 31, 2012	78,160	$0.92	3.98	$11,728

Exercisable at December 31, 2013	53,800	$1.61	3.80	$25,281

The total intrinsic value of stock appreciation rights exercised during the year ended December 31, 2013 was $44,479.

A summary of the non-vested options for these awards during the years ended December 31, 2013 and 2012, is presented below:

		Fair Value
		of Shares
Liability-Classified Stock Options and Stock Appreciation Rights	Shares	Vested
Non-Vested at December 31, 2011	42,160
Vested	(10,120)	$(23,962)
Forfeited/Expired	(29,400)

Non-Vested at December 31, 2012	2,640
Vested	(2,640)	$(20,038)

Non-Vested at December 31, 2013	—

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

The Company issues new, previously unissued, shares as options are exercised.

Following are assumptions used in determining the fair value of stock options and stock appreciation rights:

Assumptions at December 31,	2013	2012	2011
Expected Volatility	23.07%	24.34%	31.05%
Expected Dividends	0.11%	0.13%	0.15%
Expected Term	3 years	3 years	2 years
Risk-Free Rate	1.21%	0.39%	0.23%

There were no stock options or stock appreciation rights granted under the 2001 plan in 2013, 2012 or 2011.

NOTE 16.	STOCK-BASED COMPENSATION (continued)

The liability for stock options and stock appreciation rights, valued at fair value, reflected on the consolidated balance sheets at December 31, 2013 and 2012, was $247,671 and $265,311, respectively. These fair value measurements are based on Level 2 inputs based on Black-Scholes and market implied volatility. The Black-Scholes determination of fair value is affected by variables including stock price, expected stock price volatility over the term of the awards, annual dividends, and a risk-free interest rate assumption.

Amounts recognized in the financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Year Ended December 31,
	2013	2012	2011
Total Cost of Share-Based Plans Charged Against
Income (Added To) Before Tax Effect	$901,447	$1,047,335	$253,812

Income Tax Expense (Benefit)
Recognized in Income	$(347,733)	$(404,010)	$(97,908)

The aggregate intrinsic value of options is calculated by taking the current stock price of the Company as of the balance sheet date less the option exercise price, times the respective number of shares outstanding or exercisable, on a weighted average basis. Options with an exercise price greater than the current stock price are excluded from the calculation.

NOTE 17.	INCOME TAXES

The provisions for income tax benefit (expense) are summarized as follows:

	2013		2012		2011
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$(1,817,112)	$264,121	$58,443	$(269,712)	$394,305	$2,597,799
State	(354,061)	15,372	335,361	(95,370)	326,844	413,705

Total	$(2,171,173)	$279,493	$393,804	$(365,082)	$721,149	$3,011,504

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

The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows:

	Deferred Tax
	2013	2012
Deferred Income Tax Assets
Depreciation	$1,899,202	$2,142,204
Deferred Compensation	147,588	319,786
Charitable Contributions Carryforward	—	252,619
Deferred Oil Lease Income	922,254	256,716
Deferred Lease Expense	1,288,555	1,428,121
Pension and Other Post Retirement Benefits	(48,342)	593,489
Stock Options	837,156	766,042
Impairment Reserves	1,688,979	1,688,979
Other - Net	40,259	95,856

Gross Deferred Income Tax Assets	6,775,651	7,543,812
Less - Valuation Allowance	(415,453)	(621,528)

Net Deferred Income Tax Assets	6,360,198	6,922,284

Deferred Income Tax Liabilities
Sales of Real Estate	$(37,810,005)	$(38,937,151)
Commercial Mortgage Purchase Discount	(504,886)	—
Basis Difference in Joint Venture	(342,015)	(342,638)
Other - Net	(255,360)	—

Total Deferred Income Tax Liabilities	(38,912,266)	(39,279,789)

Net Deferred Income Tax Liabilities	$(32,552,068)	$(32,357,505)

In assessing the realizability of deferred income tax assets, Management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2013 and 2012, we believe it is more likely than not that a portion of the Company’s deferred income tax assets will not be realized, and accordingly, a valuation allowance has been provided. As of December 31, 2013 and 2012, the valuation allowance was $415,453 and $621,528, respectively.

As of December 31, 2012, the valuation allowance was related to charitable contribution carryforwards and a basis difference in a joint venture with a wholly owned and fully consolidated subsidiary. During the year ended December 31, 2012, the valuation allowance was increased by $14,175 related to charitable contributions. During the year ended December 31, 2013, the valuation allowance decreased by $206,075 due to the expiration of charitable contribution carryforwards, which had previously been reserved. As of December 31, 2013, the valuation allowance relates solely to a basis difference in a joint venture with a wholly owned and fully consolidated subsidiary, and no valuation allowance is provided for charitable contribution carryforwards due to the expectation of full utilization during 2013.

NOTE 17.	INCOME TAXES (continued)

Following is a reconciliation of the income tax computed at the federal statutory rate of 35% for 2013, 2012, and 2011:

	Year ended December 31,
	2013	2012	2011
Income Tax (Expense) Benefit Computed at Federal Statutory Rate	$(1,558,626)	$10,158	$3,335,956
Increase (Decrease) Resulting from:
State Income Tax, Net of Federal Income Tax Benefit	(149,791)	8,360	335,779
Tax Exempt Interest Income	—	—	55,922
Adjustment to Valuation Allowance	—	—	(28,810)
Other Reconciling Items	(183,263)	10,204	33,806

Benefit (Expense) for Income Taxes	$(1,891,680)	$28,722	$3,732,653

The effective income tax rate for each of the three years ended December 31, 2013, 2012, and 2011, including income taxes attributable to the discontinued operations, was 41.3%, 36.7% and 39.3%, respectively. There were no changes to unrecognized tax benefits during the years ended December 31, 2013 or 2012. The tax amounts recognized during the year ended December 31, 2011 were impacted by the recognition of previously unrecognized tax benefits of approximately $29,000.

The Company files a consolidated income tax return in the United States Federal jurisdiction and the States of Arizona, Colorado, California, Florida, Illinois, Georgia, Maryland, North Carolina, and Washington. The Internal Revenue Service has audited the federal and state tax returns through the year 2007, with all proposed adjustments settled. The Company recognizes all potential accrued interest and penalties to unrecognized tax benefits in income tax expense. For the year ended December 31, 2013, 2012, and 2011 the Company recognized no uncertain tax positions or accrued interest and penalties for uncertain tax positions.

Net income taxes paid during the year ended December 31, 2013 totaled $1,645,939, with net income taxes refunded during the year ended December 31, 2012 of $177,500.

NOTE 18.	COMMITMENTS AND CONTINGENCIES

MINIMUM FUTURE RENTAL PAYMENTS

The Company leases, as lessee, certain equipment, land, and improvements under operating leases.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2013, are summarized as follows:

Year Ending December 31,	Amounts
2014	$673,653
2015	678,179
2016	494,625
2017	269,528
2018	274,245
2019 and thereafter (cumulative)	1,046,698

Total	$3,436,928

Rental expense under all operating leases amounted to approximately $402,000, $666,000, and $902,000, for the years ended December 31, 2013, 2012, and 2011, respectively.

MINIMUM FUTURE RENTAL RECEIPTS

Additionally, the Company, as lessor, leases certain land, buildings, and improvements under operating leases.

NOTE 18.	COMMITMENTS AND CONTINGENCIES (continued)

Minimum future rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2013, are summarized as follows:

Year Ending December 31,	Amounts
2014	$12,498,722
2015	12,440,778
2016	12,401,759
2017	10,539,435
2018	10,601,691
2019 and thereafter (cumulative)	70,956,333

Total	$129,438,718

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

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving the property. The proposed road modifications would impact access to the Company’s property that is leased to Harris Teeter. Specifically, in its initial project plans, the North Carolina Department of Transportation (“NCDOT”) indicated that the relevant intersection would not remain all-access. The Company does not believe the road modifications provide a basis for Harris Teeter to terminate the Lease. On November 6, 2012, the Company filed its response to the condemnation pleadings. In January 2013, NCDOT proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to right-out only. Additionally, NCDOT and the City of Charlotte (“Charlotte”) proposed to build and maintain a new access road/point into the property. These proposals are tentative and any proposed action by NCDOT and Charlotte requires NCDOT and Charlotte to obtain additional public funding. The trial in this matter was initially scheduled for the week of September 16, 2013, with mediation to occur prior to July 22, 2013. In light of the proposed redesign, the trial was continued until April 2014, with mediation to occur prior thereto. Because construction is not yet underway, the Company anticipates that the trial and mediation will be continued again.

In May 2010, the Company filed a lawsuit in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida (“Circuit Court”), in order to enforce its approximate $3.8 million claim of lien on real property owned by FM Bayberry Cove Holding, LLC (“FM Bayberry”) for its share of the costs for construction of a road. BB&T was included as a defendant as the current mortgage holder of the property subject to the Company’s lien. BB&T filed a counterclaim asserting that its mortgage is superior to the Company’s claim of lien which the Company denied. BB&T and the Company each filed motions for summary judgment as to the priority of their respective interests in the property which were heard by the court on January 12, 2012. The Circuit Court determined that the Company’s interests were superior to the lien imposed by BB&T and a final judgment was subsequently entered. However, all further proceedings in the Circuit Court (including the foreclosure sale) were stayed pending BB&T’s appeal to the Florida District Court of Appeal (“Appellate Court”), Fifth District regarding the Circuit Court’s determination in the matter of priority. On October 29, 2013, the Appellate Court affirmed the Circuit Court’s determination that the Company’s lien against the approximately 600-acre parcel of residential land (lying west of I-95 near the LPGA International development and adjacent to Bayberry Colony) is superior to the lien imposed by BB&T. On December 3, 2013, the Circuit Court entered a Second Amended Final Judgment of Foreclosure in Accordance with the Appellate Court’s Mandate, which, among other things, set the date of the Company’s foreclosure sale to occur on January 29, 2014. On January 29, 2014, the Company’s approximately $4.7 million claim for un-reimbursed costs and accrued interest was satisfied through the successful foreclosure of approximately 600 acres of land.

NOTE 18.	COMMITMENTS AND CONTINGENCIES (continued)

CONSTRUCTION COMMITMENTS

In September 2013, the Company entered into a construction agreement for the construction of 30,720 square feet of flex office space in a two-building property referred to as Williamson Business Park. The total estimated costs of construction of the buildings pursuant to the agreement as well as tenant improvements required by the first lease signed for 7,700 square feet totals approximately $2.1 million. As of December 31, 2013, approximately $987,000 in costs have been incurred which are reported as construction in progress in the consolidated balance sheets. The remaining commitment as of December 31, 2013 is approximately $1.1 million.

In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500, and can be paid over the next five years from sales of the remaining land or at the end of the fifth year. As of December 31, 2013, the Company deposited $283,500 of cash in escrow related to the improvements which is classified as restricted cash in the consolidated balance sheets. Accordingly, as of December 31, 2013, the remaining maximum commitment is $693,000.

NOTE 19.	BUSINESS SEGMENT DATA

The Company primarily operates in four business segments: income properties, investment in a commercial mortgage loan, real estate operations, and golf operations. Our income property operations consist primarily of income-producing properties and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 67.1% and 70.8% of our identifiable assets as of December 31, 2013 and 2012, respectively, and 49.6%, 52.1%, and 59.2% of our consolidated revenues for the years ended December 31, 2013, 2012, and 2011, respectively. Our commercial mortgage loan investment consisted of one loan collateralized by a hotel property in Atlanta, Georgia as of December 31, 2013. Our real estate operations primarily consist of revenues generated from land transactions and leasing and royalty income from our interests in subsurface oil, gas and mineral rights. Our golf operations consist of a single property located in the City of Daytona Beach, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation and pro-shop with retail merchandise. The majority of the revenues generated by our golf operations are derived from members and public customers playing golf, club memberships, and food and beverage operations.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

NOTE 19.	BUSINESS SEGMENT DATA (continued)

Information about the Company’s operations in different segments for the years ended December 31, 2013, 2012, and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011
Revenues:
Income Properties	$12,828,214	$8,463,082	$7,679,224
Commercial Mortgage Loan	1,712,913	—	—
Real Estate Operations	5,945,510	3,098,840	501,626
Golf Operations	5,074,898	4,506,069	4,660,802
Agriculture and Other Income	276,309	164,979	124,776

Total Revenues	$25,837,844	$16,232,970	$12,966,428

Operating Income (Loss):
Income Properties	$11,494,240	$7,786,986	$7,152,265
Commercial Mortgage Loan	1,712,913	—	—
Real Estate Operations	2,291,609	2,393,778	(250,504)
Golf Operations	(412,177)	(887,564)	(1,332,835)
Agriculture and Other	127,949	(33,855)	(526,647)
General and Corporate Expenses	(8,935,157)	(8,395,444)	(14,010,971)

Total Operating Income (Loss)	$6,279,377	$863,901	$(8,968,692)

Identifiable Assets:
Income Properties	$151,682,578	$130,726,326	$116,943,722
Commercial Mortgage Loan	18,887,979	—	—
Real Estate Operations	29,929,179	34,161,944	34,529,445
Golf Operations	3,269,212	3,230,225	2,858,448
Agriculture and Other	22,414,732	16,578,405	15,934,188

Total Assets	$226,183,680	$184,696,900	$170,265,803

Depreciation and Amortization:
Income Properties	$2,650,310	$1,742,589	$1,500,511
Commercial Mortgage Loan	—	—	—
Real Estate Operations	—	—	—
Golf Operations	205,097	173,110	359,743
Agriculture and Other	29,910	94,806	337,215

Total Depreciation and Amortization	$2,885,317	$2,010,505	$2,197,469

Capital Expenditures:
Income Properties	$40,418,981	$25,945,926	$2,493,663
Commercial Mortgage Loan	17,658,204	—	—
Real Estate Operations	—	—	—
Golf Operations	223,690	343,969	267,273
Agriculture and Other	146,165	105,729	566,410

Total Capital Expenditures	$58,447,040	$26,395,624	$3,327,346

Operating income represents income from continuing operations before loss on early extinguishment of debt, interest expense, interest income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses, impairment charges, depreciation and amortization expense, and gains (losses) on the disposition of assets. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Other assets consist primarily of cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations. There were no transactions between segments for any of the periods presented. Certain items in the prior years’ consolidated statement of operations have been reclassified to conform to the presentation of the consolidated statements of operations for the years ended December 2013, 2012, and 2011. Specifically, the depreciation and amortization expense and interest expense have been segregated into separate line times, whereas previously, these amounts were included in direct cost of revenues and general and administrative expenses, respectively. These reclassifications had no effect on the prior year presentation of income from continuing operations before income tax.

NOTE 20.	SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions that have occurred after December 31, 2013, the date of the consolidated balance sheet.

On January 6, 2014, the commercial first mortgage loan principal of $19.5 million was paid in full. The total revenue recognized in January 2014 is approximately $851,000 including the remaining accretion of the purchase discount of approximately $650,000, interest income of approximately $35,000, and an exit fee of approximately $196,000, offset by the remaining amortization of fees of approximately $30,000. On January 10, 2014, the Company paid down the outstanding balance of the Credit Facility by $18 million utilizing proceeds from the payoff of the commercial first mortgage loan.

On January 29, 2014, the Company successfully foreclosed on approximately 600 acres of land west of I-95. The foreclosure satisfied the Company’s approximate $4.7 million claim for un-reimbursed road costs and accrued interest, which was subject to a judgment from 2012. The Company originally sold the land to a residential developer in 2004. The Company believes that the property’s proximity to the Company’s LPGA International golf club, the USTA’s tennis facility, Champion Elementary School, and I-95 and I-4 makes the property attractive as a residential community development.

On January 31, 2014, the Company acquired a mezzanine loan secured by the borrowers’ equity interest in an upper upscale hotel in Atlanta, Georgia, that was previously subject to the Company’s first commercial mortgage loan investment. The Company purchased the $5.0 million performing loan at par. The loan matures in February 2019 and bears a fixed interest rate of 12.00% per annum.

On February 18, 2014, the Company sold approximately 3.06 acres to Halifax Humane Society, Inc. for $391,500 or approximately $128,000 per acre for a gain of approximately $340,000.

There were no other reportable subsequent events or transactions.

QUARTERLY FINANCIAL DATA

(UNAUDITED)

	March 31,		June 30,		September 30,		December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Revenues
Income Properties	$2,954,516	$1,990,359	$3,192,714	$2,105,614	$3,298,447	$2,119,405	$3,382,537	$2,247,704
Interest Income from Commercial Mortgage Loan	—	—	—	—	644,198	—	1,068,715	—
Real Estate Operations	338,348	1,065,667	302,977	929,717	1,369,397	421,983	3,934,788	681,473
Golf Operations	1,464,685	1,329,579	1,312,826	1,253,079	981,118	861,326	1,316,269	1,062,085
Agriculture and Other Income	97,677	42,668	30,506	7,990	20,845	95,971	127,281	18,350

Total Revenues	4,855,226	4,428,273	4,839,023	4,296,400	6,314,005	3,498,685	9,829,590	4,009,612

Direct Cost of Revenues
Income Properties	(229,509)	(144,404)	(382,072)	(174,790)	(427,341)	(199,710)	(295,052)	(157,192)
Real Estate Operations	(121,478)	(164,818)	(184,263)	(223,957)	(174,411)	(143,138)	(3,173,749)	(173,149)
Golf Operations	(1,407,629)	(1,461,227)	(1,425,372)	(1,435,306)	(1,321,337)	(1,314,428)	(1,332,737)	(1,182,672)
Agriculture and Other Income	(31,369)	(71,558)	(55,085)	(66,332)	(33,821)	(28,530)	(28,085)	(32,414)

Total Direct Cost of Revenues	(1,789,985)	(1,842,007)	(2,046,792)	(1,900,385)	(1,956,910)	(1,685,806)	(4,829,623)	(1,545,427)
General and Administrative Expenses	(1,753,564)	(1,423,648)	(1,260,674)	(1,335,287)	(1,207,593)	(2,311,448)	(1,211,731)	(1,554,201)
Impairment Charges	—	—	(616,278)	—	—	—	—	—
Depreciation and Amortization	(699,134)	(484,879)	(696,624)	(502,460)	(732,427)	(503,132)	(757,132)	(520,034)
Gain on Disposition of Assets	—	85,000	—	190,564	—	(33,513)	—	(2,406)

Total Operating Expenses	(4,242,683)	(3,665,534)	(4,620,368)	(3,547,568)	(3,896,930)	(4,533,899)	(6,798,486)	(3,622,068)

Operating Income	612,543	762,739	218,655	748,832	2,417,075	(1,035,214)	3,031,104	387,544
Interest Income	166	—	225	367	—	453	14	665
Interest Expense	(337,532)	(170,240)	(468,596)	(152,362)	(509,898)	(152,847)	(510,538)	(173,234)
Loss on Early Extinguishment of Debt	—	(245,726)	—	—	—	—	—	—

Income (Loss) from Continuing Operations Before Income Tax	275,177	346,773	(249,716)	596,837	1,907,177	(1,187,608)	2,520,580	214,975
Income Tax (Expense) Benefit	(101,089)	(131,593)	100,681	(224,586)	(735,713)	453,449	(1,155,559)	(68,548)

Income (Loss) from Continuing Operations	174,088	215,180	(149,035)	372,251	1,171,464	(734,159)	1,365,021	146,427
Income (Loss) from Discontinued Operations (Net of Tax)	162,957	279,221	400,805	227,335	70,840	177,553	487,107	(84,606)

Net Income (Loss)	$337,045	$494,401	$251,770	$599,586	$1,242,304	$(556,606)	$1,852,128	$61,821

Per Share Information:
Basic and Diluted
Income (Loss) from Continuing Operations	$0.03	$0.04	$(0.03)	$0.06	$0.21	$(0.13)	$0.24	$0.02
Income from Discontinued Operations (Net of Tax)	0.03	0.05	0.07	0.04	0.01	0.03	0.08	(0.01)

Net Income (Loss)	$0.06	$0.09	$0.04	$0.10	$0.22	$(0.10)	$0.32	$0.01

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2013

	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition
Description	Encumbrances	Land	Buildings & Improvements	Improvements	Carrying Costs
	$	$	$	$	$
Income Properties:
Bank of America, Garden Grove, CA	1,840,985	1,745,447	1,454,531	—	—
Bank of America, La Habra, CA	1,236,866	571,573	1,578,333	—	—
Bank of America, Laguna, CA	1,657,646	1,231,328	1,649,972	—	—
Bank of America, Los Alamitos, CA	922,796	771,976	832,016	—	—
Bank of America, Puerta Real Mission Viejo, CA	734,920	523,539	753,890	—	—
Bank of America, Trabuca Mission Viejo, CA	1,115,623	544,713	1,394,450	—	—
Bank of America, Walnut, CA	1,298,571	1,043,050	1,214,110	—	—
Bank of America, Westminster, CA	1,744,565	1,950,902	1,081,480	—	—
Bank of America, Yorba Linda, CA	1,003,175	1,245,514	498,193	—	—
Barnes & Noble, Daytona Beach, FL	—	1,798,600	3,803,000	—	—
Best Buy, McDonough, GA	—	2,622,682	3,150,000	—	—
Big Lots, Germantown, MD	—	1,781,918	2,951,231	—	—
Big Lots, Phoenix, AZ	—	1,715,717	3,050,164	—	—
Buffalo Wild Wings, Phoenix, AZ	987,715	1,716,834	—	—	—
CVS, Clermont, FL	—	1,493,985	1,452,823		—
CVS, Melbourne, FL	—	1,567,788	919,186	—	—
CVS, Sanford, FL	—	1,565,176	1,890,671	—	—
CVS, Sanford, FL	—	2,345,694	1,275,625	—	—
CVS, Sebastian, FL	—	2,205,709	1,288,995	—	—
CVS, Sebring, FL	—	1,312,472	1,722,559	—	—
CVS, Tallahassee, FL	2,112,360	590,800	1,595,000	1,485,878	—
CVS, Vero Beach, FL	—	3,113,661	1,312,235	—	—
Dick’s Sporting Goods, McDonough, GA	—	3,934,022	4,725,000	—	—
Harris Teeter Supermarket, Charlotte, NC	—	5,601,837	3,409,338	—	—
Hilton Resorts Corporation (Office), Orlando, FL	5,252,926	2,810,942	6,590,681	—	—
Hilton Resorts Corporation (Office), Orlando, FL	2,047,074	1,210,138	2,453,690	—	—
JPMorgan Chase Bank, Chicago, IL	2,029,983	3,528,492	—	—	—
Lowe’s Corporation, Lexington, NC	—	5,048,640	4,548,880	—	—
PNC Bank, Altamonte Springs, FL	—	3,435,502	410,961	—	—
Rite Aid, Renton, WA	—	2,036,235	4,148,415	—	—
Walgreens, Alpharetta, GA	—	3,265,623	1,406,160	—	—
Walgreens, Apopka, FL	—	2,390,532	1,354,080	—	—
Walgreens, Boulder, CO	3,963,967	3,474,934	3,415,186	—	—
Walgreens, Clermont, FL	—	3,021,665	1,269,449	—	—
Walgreens, Palm Bay, FL	2,450,828	1,102,640	3,157,360	—	—
Mason Commerce Center, Daytona Beach, FL	—	132,609	2,554,055	1,495,845	—
Concierge Office Building, Daytona Beach, FL	—	293,872	2,862,171	—	—
Land, Timber, and Subsurface Interests	—	4,203,083	—	10,471,313	617,515

	30,400,000	78,949,844	77,173,890	13,453,036	617,515

Gross Amount at Which

Carried at Close of Period

December 31, 2013

	Land	Buildings	Total	Depreciation	Construction	Acquired	Life
	$	$	$	$
Income Properties:
Bank of America, Garden Grove, CA	1,745,447	1,454,531	3,199,978	39,394	N/A	12/13/12	40 Yrs.
Bank of America, La Habra, CA	571,573	1,578,333	2,149,906	39,404	N/A	12/13/12	40 Yrs.
Bank of America, Laguna Beach, CA	1,231,328	1,649,972	2,881,300	44,687	N/A	12/13/12	40 Yrs.
Bank of America, Los Alamitos, CA	771,976	832,016	1,603,992	20,800	N/A	12/13/12	40 Yrs.
Bank of America, Mission Viejo, CA (Puerta Real)	523,539	753,890	1,277,429	20,418	N/A	12/13/12	40 Yrs.
Bank of America, Mission Viejo, CA (Trabuco)	544,713	1,394,450	1,939,163	37,766	N/A	01/03/13	40 Yrs.
Bank of America, Walnut, CA	1,043,050	1,214,110	2,257,160	30,353	N/A	01/03/13	40 Yrs.
Bank of America, Westminster, CA	1,950,902	1,081,480	3,032,382	29,290	N/A	01/03/13	40 Yrs.
Bank of America, Yorba Linda, CA	1,245,514	498,193	1,743,707	12,505	N/A	01/03/13	40 Yrs.
Barnes & Noble, Daytona Beach, FL	1,798,600	3,803,000	5,601,600	1,235,975	N/A	12/15/05	40 Yrs.
Best Buy, McDonough, GA	2,622,682	3,150,000	5,772,682	587,348	N/A	06/15/06	40 Yrs.
Big Lots, Germantown, MD	1,781,918	2,951,231	4,733,149	24,594	N/A	09/13/13	40 Yrs.
Big Lots, Phoenix, AZ	1,715,717	3,050,164	4,765,881	69,900	N/A	01/23/13	40 Yrs.
Buffalo Wild Wings, Phoenix, AZ	1,716,834	—	1,716,834	—	N/A	09/30/12	N/A
CVS, Clermont, FL	1,493,985	1,452,823	2,946,808	404,300	N/A	11/22/02	40 Yrs.
CVS, Melbourne, FL	1,567,788	919,186	2,486,974	248,946	N/A	03/05/03	40 Yrs.
CVS, Sanford, FL	1,565,176	1,890,671	3,455,847	575,079	N/A	11/15/01	40 Yrs.
CVS, Sanford, FL	2,345,694	1,275,625	3,621,319	320,270	N/A	09/17/03	40 Yrs.
CVS, Sebastian, FL	2,205,709	1,288,995	3,494,704	312,292	N/A	04/23/04	40 Yrs.
CVS, Sebring, FL	1,312,472	1,722,559	3,035,031	470,115	N/A	02/04/03	40 Yrs.
CVS, Tallahassee, FL	2,076,678	1,595,000	3,671,678	564,654	N/A	12/13/00	40 Yrs.
CVS, Vero Beach, FL	3,113,661	1,312,235	4,425,896	281,584	N/A	06/02/05	40 Yrs.
Dick’s Sporting Goods, McDonough, GA	3,934,022	4,725,000	8,659,022	905,621	N/A	06/15/06	40 Yrs.
Harris Teeter Supermarket, Charlotte, NC	5,601,837	3,409,338	9,011,175	490,093	N/A	04/17/08	40 Yrs.
Hilton Resorts Corporation (Office), Orlando, FL	2,810,942	6,590,681	9,401,623	58,108	N/A	01/30/13	40 Yrs.
Hilton Resorts Corporation (Office), Orlando, FL	1,210,138	2,453,690	3,663,828	149,118	N/A	01/30/13	40 Yrs.
JPMorgan Chase Bank, Chicago, IL	3,528,492	—	3,528,492	—	N/A	11/30/12	N/A
Lowe’s Corporation, Lexington, NC	5,048,640	4,548,880	9,597,520	1,014,021	N/A	01/20/05	40 Yrs.
PNC Bank, Altamonte Springs, FL	3,435,502	410,961	3,846,463	89,042	N/A	05/25/05	40 Yrs.
Rite Aid, Renton, WA	2,036,235	4,148,415	6,184,650	43,213	N/A	07/25/13	40 Yrs.
Walgreens, Alpharetta, GA	3,265,623	1,406,160	4,671,783	342,752	N/A	03/31/04	40 Yrs.
Walgreens, Apopka, FL	2,390,532	1,354,080	3,744,612	330,057	N/A	03/29/04	40 Yrs.
Walgreens, Boulder, CO	3,474,934	3,415,186	6,890,120	304,139	N/A	04/11/12	40 Yrs.
Walgreens, Clermont, FL	3,021,665	1,269,449	4,291,114	993,253	N/A	05/27/04	40 Yrs.
Walgreens, Palm Bay, FL	1,102,640	3,157,360	4,260,000	149,414	N/A	02/12/03	40 Yrs.
Mason Commerce Center, Daytona Beach, FL	1,628,454	2,554,055	4,182,509	831,707	09/01/08	N/A	40 Yrs.
Concierge Office Building, Daytona Beach, FL	293,872	2,862,171	3,156,043	465,685	07/01/09	N/A	40 Yrs.
Land, Timber, and Subsurface Interests	15,291,911	—	15,291,911	451,052	Various	N/A

	93,020,395	77,173,890	170,194,285	11,986,949

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2013

	2013	2012	2011
	$	$	$
Cost:

Balance at Beginning of Year	151,226,811	134,561,058	134,705,516
Additions and Improvements	36,607,950	24,552,841	3,050,496
Adjust to Fair Value	—	—	(68,454)
Cost of Real Estate Sold	(17,640,476)	(7,887,088)	(3,126,500)

Balance at End of Year	170,194,285	151,226,811	134,561,058

	$	$	$
Accumulated Depreciation:

Balance at Beginning of Year	11,135,501	10,089,354	9,136,562
Depreciation and Amortization	2,066,386	1,539,990	1,470,947
Depreciation on Real Estate Sold	(1,214,938)	(493,843)	(518,155)

Balance at End of Year	11,986,949	11,135,501	10,089,354

(1) Reconciliation to Consolidated Balance Sheet at December 31, 2013
Land, Timber, and Subsurface Interests			15,291,911
Income Properties: Land Buildings, and Improvements			154,902,374

			170,194,285
(2) Cost Basis of Assets Classified as Held for Sale on Balance Sheet			—

Total Per Schedule			170,194,285