Form 10-Q
period 2014-03-31
CONSOLIDATED TOMOKA LAND CO
filed 2014-04-30
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Class of Common Stock Outstanding

April 24, 2014

$1.00 par value 5,881,259

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2014	December 31, 2013
ASSETS
Property, Plant, and Equipment:
Land, Timber, and Subsurface Interests	$15,335,483	$15,291,911
Golf Buildings, Improvements, and Equipment	3,139,372	3,103,979
Income Properties, Land, Buildings, and Improvements	154,907,360	154,902,374
Other Furnishings and Equipment	964,484	955,597
Construction in Progress	1,734,341	987,303

Total Property, Plant, and Equipment	176,081,040	175,241,164
Less, Accumulated Depreciation and Amortization	(13,863,734)	(13,260,856)

Property, Plant, and Equipment - Net	162,217,306	161,980,308
Land and Development Costs	24,085,570	23,768,914
Intangible Assets - Net	6,190,308	6,359,438
Impact Fee and Mitigation Credits	6,008,698	6,081,433
Commercial Mortgage Loans, Held for Investment	5,000,000	18,845,053
Cash and Cash Equivalents	1,058,652	4,932,512
Restricted Cash	812,593	366,645
Investment Securities	800,442	729,814
Net Pension Asset	436,049	407,670
Other Assets	3,193,216	2,711,893

Total Assets	$209,802,834	$226,183,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,056,967	$872,331
Accrued Liabilities	4,322,918	4,726,809
Deferred Revenue	2,338,788	3,344,351
Accrued Stock-Based Compensation	347,720	247,671
Income Taxes Payable	1,104,153	1,044,061
Deferred Income Taxes - Net	32,428,978	32,552,068
Long-Term Debt	47,227,032	63,227,032

Total Liabilities	88,826,556	106,014,323

Shareholders’ Equity:
Common Stock -25,000,000 shares authorized; $1 par value, 5,881,259 shares issued and -5,840,789 shares outstanding at March 31, 2014; 5,866,759 shares issued and 5,852,155 shares outstanding at December 31, 2013	5,767,192	5,767,192
Treasury Stock – 40,470 shares at March 31, 2014; 14,634 shares at December 31, 2013	(1,381,566)	(453,654)
Additional Paid-In Capital	8,701,019	8,509,976
Retained Earnings	108,081,712	106,581,305
Accumulated Other Comprehensive Loss	(192,079)	(235,462)

Total Shareholders’ Equity	120,976,278	120,169,357

Total Liabilities and Shareholders’ Equity	$209,802,834	$226,183,680

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013
Revenues
Income Properties	$3,404,359	$2,954,516
Interest Income from Commercial Mortgage Loans	943,890	—
Real Estate Operations	1,276,513	338,348
Golf Operations	1,417,379	1,464,685
Agriculture and Other Income	57,844	97,677

Total Revenues	7,099,985	4,855,226

Direct Cost of Revenues
Income Properties	(340,019)	(229,509)
Real Estate Operations	(179,216)	(121,478)
Golf Operations	(1,333,026)	(1,407,629)
Agriculture and Other Income	(61,413)	(31,369)

Total Direct Cost of Revenues	(1,913,674)	(1,789,985)
General and Administrative Expenses	(1,510,434)	(1,753,564)
Depreciation and Amortization	(772,008)	(699,134)

Total Operating Expenses	(4,196,116)	(4,242,683)

Operating Income	2,903,869	612,543
Interest Income	13,947	166
Interest Expense	(467,651)	(337,532)

Income from Continuing Operations
Before Income Tax Expense	2,450,165	275,177
Income Tax (Expense) Benefit	(949,758)	(101,089)

Income from Continuing Operations	1,500,407	174,088
Income from Discontinued Operations (Net of Tax) – See Note 3	—	162,957

Net Income	$1,500,407	$337,045

Per Share Information – See Note 10:
Basic and Diluted
Income from Continuing Operations	$0.26	$0.03
Income from Discontinued Operations (Net of Tax)	—	0.03

Net Income	$0.26	$0.06

Dividends Declared and Paid	$—	$—

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

Net Income	$1,500,407	$337,045

Other Comprehensive Income
Unrealized Gain on Investment Securities (Net of Tax of $27,245 and $-, respectively)	43,383	—

Total Other Comprehensive Income, Net of Tax	43,383	—

Total Comprehensive Income	$1,543,790	$337,045

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock (Amount and Shares)	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2013	$5,767,192	$(453,654)	$8,509,976	$106,581,305	$(235,462)	$120,169,357
Net Income	—	—	—	1,500,407	—	1,500,407
Stock Repurchase	—	(927,912)	—	—	—	(927,912)
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	191,043	—	—	191,043
Other Comprehensive Income, Net of Tax	—	—	—	—	43,383	43,383

Balance March 31, 2014	$5,767,192	$(1,381,566)	$8,701,019	$108,081,712	$(192,079)	$120,976,278

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013
Cash Flow from Operating Activities:
Net Income	$1,500,407	$337,045

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:

Depreciation and Amortization	772,008	737,182
Loan Cost Amortization	54,775	40,864
Gain (Loss) on Disposition of Property, Plant, and Equipment and Intangible Assets	—	(54,179)
Gain (Loss) on Disposition of Assets Held for Sale	—	26,367
Discount Accretion on Commercial Mortgage Loan	(649,658)	—
Amortization of Fees on Acquisition of Commercial Mortgage Loan	29,711	—
Unrealized Gain on Investment Securities	43,383	—
Deferred Income Taxes	(123,090)	649,304
Non-Cash Compensation	291,092	444,416

Decrease (Increase) in Assets:
Refundable Income Taxes	—	(525,505)
Land and Development Costs	(316,656)	(4,799)
Impact Fees and Mitigation Credits	72,735	73,403
Investment Securities	(70,628)	—
Net Pension Asset	(28,379)	—
Other Assets	(536,098)	(531,497)

Increase (Decrease) in Liabilities:
Accounts Payable	184,636	(194,455)
Accrued Liabilities	(403,891)	162,472
Deferred Revenue	(1,005,563)	27,188
Accrued Stock-Based Compensation	—	14,707
Net Pension Obligation	—	86,982
Income Taxes Payable	60,092	—

Net Cash Provided By (Used In) Operating Activities	(125,124)	1,289,495

Cash Flow from Investing Activities:

Acquisition of Property, Plant, and Equipment	(839,876)	(25,709,940)
Acquisition of Intangible Assets	—	(2,183,538)
Acquisition of Commercial Mortgage Loan	(5,000,000)	—
Decrease (Increase) in Restricted Cash	(445,948)	(888,150)
Proceeds from Disposition of Property, Plant, and Equipment, Net	—	3,935,547
Proceeds from Disposition of Assets Held for Sale, Net	—	3,407,133
Principal Payments Received on Commercial Mortgage Loans	19,465,000	—

Net Cash Provided By (Used In) Investing Activities	13,179,176	(21,438,948)

Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	2,000,000	57,700,000
Payments on Long-Term Debt	(18,000,000)	(37,678,691)
Cash Proceeds (Disbursements) from Exercise of Stock Options	—	155,003
Cash Used to Purchase Common Stock	(927,912)	—
Cash from Excess Tax Benefit from Vesting of Restricted Stock	—	101,032

Net Cash Provided By (Used In) Financing Activities	(16,927,912)	20,277,344

Net Increase (Decrease) in Cash	(3,873,860)	127,891
Cash, Beginning of Year	4,932,512	1,301,739

Cash, End of Period	$1,058,652	$1,429,630

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Income taxes totaling approximately $1.0 million were paid during the three months ended March 31, 2014, while income taxes refunded totaled approximately $39,000 during the three months ended March 31, 2013.

Total interest paid during the three months ended March 31, 2014 and 2013 was approximately $378,000 and $299,000, respectively. Interest of approximately $6,700 was capitalized during the three months ended March 31, 2014, with no interest capitalized during the three months ended March, 31, 2013.

During the year ended December 31, 2012, the Company recorded a legal reserve in the amount of approximately $723,000 related to a certain legal proceeding. This non-cash transaction was reflected on the balance sheet as an increase in accrued liabilities and on the statement of operations as an increase in general and administrative expenses. During the first quarter of the year ended December 31, 2013, the Company settled this legal proceeding resulting in a non-cash conveyance of certain acreage in the amount of approximately $703,000. This non-cash transaction was reflected on the balance sheet as a decrease in land and development costs and accrued liabilities.

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS

Description of Business

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own and manage commercial real estate properties in nine states in the U.S., as well as two self-developed, flex-office properties, with multiple tenants, located in Florida. The Company had an additional flex-office property under construction as of March 31, 2014 which is adjacent to an existing self-developed property. As of March 31, 2014, we owned thirty-five single-tenant income-producing properties, with more than 740,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,500 acres. As of March 31, 2014, we also had an investment in a fixed-rate mezzanine commercial mortgage loan collateralized by the borrower’s equity interest in a hotel property in Atlanta, Georgia. We have a golf course operation which consists of the LPGA International golf club, which is managed by a third party, and we also lease property for billboards, have agricultural operations that are managed by a third party and consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of operations for the interim periods.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and bank demand accounts having maturities at acquisition date of 90 days or less.

Restricted Cash

Restricted cash totaled approximately $813,000 at March 31, 2014 of which approximately $160,000 is being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013, approximately $284,000 is being held in escrow related to a land transaction which closed in December 2013, and approximately $369,000 is being held for additional investments utilizing the tax-deferred like-kind exchange structure.

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS (continued)

Investment Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date in accordance with ASC Topic 320, Investments – Debt and Equity Securities. Marketable equity securities are classified as available-for-sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity. The fair value of securities is determined by quoted market prices.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, investment securities, accounts receivable, and accounts payable at March 31, 2014 and December 31, 2013, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s investments in commercial mortgage loans approximate fair value at March 31, 2014 and December 31, 2013, since the floating and fixed rates of the loans reasonably approximates current market rates for notes with similar risks and maturities. The carrying amount of the Company’s long-term debt approximates fair value at March 31, 2014 and December 31, 2013, since the floating rate of our credit facility and the fixed rates of our secured financings reasonably approximate current market rates for notes with similar risks and maturities.

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

Loan Impairment

The Company’s commercial mortgage loan is held for investment and collateralized by the borrower’s equity interest in a hotel property in Atlanta, Georgia. The Company evaluates the performance of the collateral property and the financial and operating capabilities of the borrower/guarantor, in part, to assess whether any deterioration in the credit has occurred and for possible impairment of the loan. Impairment would reflect the Company’s determination that it is probable that all amounts due according to the contractual terms of the loan would not be collected. Impairment is measured based on the present value of the expected future cash flows from the loan discounted at the effective rate of the loan or the fair value of the collateral. Upon measurement of impairment, the Company would record an allowance to reduce the carrying value of the loan with a corresponding recognition of loss in the results of operations. Significant exercise of judgment is required in determining impairment, including assumptions regarding the estimate of expected future cash flows, collectability of the loan, the value of the underlying collateral and other provisions including guarantees. The Company has determined that, as of March 31, 2014, no allowance for impairment was required.

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

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS (continued)

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease

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

Reclassifications

Certain items in the prior period’s consolidated statements of operations have been reclassified to conform to the presentation of statements of operations for the three months ended March 31, 2014. Specifically, loan cost amortization was previously included in depreciation and amortization on the consolidated financial statements and is now included in interest expense. These reclassifications had no effect on the current and prior period’s presentation of income (loss) from continuing operations before taxes. Additionally, certain items in the prior period’s consolidated statements of cash flows have been reclassified to conform to the current presentation. Specifically, loan cost amortization was previously included with depreciation and amortization and is now a separate line item. The excess tax benefit from the vesting of restricted stock was previously included with refundable income taxes and is now a separate line item. The change in impact fees and mitigation credits was previously included with other assets and is now a separate line item to conform to the new line item on the consolidated balance sheets. The changes in accrued stock-based compensation and the net pension obligation were previously included with the change in accrued liabilities and are now separate line items to conform to the consolidated balance sheet presentation. These reclassifications had no effect on the net increase or decrease in cash and cash equivalents.

NOTE 2. INCOME PROPERTIES

No income properties were acquired during the three months ended March 31, 2014.

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

NOTE 3. DISCONTINUED OPERATIONS

No income properties were disposed of during the three months ended March 31, 2014.

During the three months ended March 31, 2013, the Company sold its interest in two properties for a combined gain of approximately $28,000. Upon the sales, the properties’ operating results were included in discontinued operations for each period presented.

Following is a summary of income from discontinued operations:

	Three Months Ended
	March 31, 2014	March 31, 2013
Leasing Revenue and Other Income	$—	$275,529
Costs and Other Expenses	—	(38,048)

Income from Operations	—	237,481
Gain on Sale of Property	—	27,812

Income before Income Tax Expense	—	265,293
Income Tax Expense	—	(102,336)

Income from Discontinued Operations	$—	$162,957

NOTE 4. COMMERCIAL MORTGAGE LOANS

On January 31, 2014, the Company acquired a mezzanine loan secured by the borrower’s equity interest in an upper upscale hotel in Atlanta, Georgia, that was previously subject to the Company’s first commercial mortgage loan investment. The Company purchased the $5.0 million performing loan at par. The loan matures in February 2019 and bears a fixed interest rate of 12.00% per annum. Interest revenue recognized during the three months ended March 31, 2014 was approximately $100,000.

The Company’s commercial mortgage loan portfolio comprised the following at March 31, 2014:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Mezz – Hotel – Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%

Total			$5,000,000	$5,000,000	$5,000,000

On August 7, 2013, the Company acquired a $19.6 million first mortgage loan secured by a hotel in Atlanta, Georgia, for approximately $17.5 million, a discount of approximately $2.05 million. The discount was being accreted into income ratably through the contractual maturity date in March 2014, which is included in Interest Income from Commercial Mortgage Loan in the consolidated financial statements. On January 6, 2014, the remaining commercial mortgage loan principal of $19.5 million was paid in full. The total revenue recognized during the three months ended March 31, 2014 was approximately $844,000 including the remaining accretion of the purchase discount of approximately $650,000, interest income of approximately $36,000, and an exit fee of approximately $195,000, offset by the remaining amortization of fees of approximately $37,000.

The Company’s commercial mortgage loan portfolio comprised the following at December 31, 2013:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon

Hotel – Atlanta, GA	August 2013	March 2014	$19,560,000	$19,465,000	$18,845,053	30-day LIBOR plus 4.50%

Total			$19,560,000	$19,465,000	$18,845,053

The carrying value of the commercial mortgage loan as of December 31, 2013 consisted of the following:

Total
Current Face Amount	$19,465,000
Unamortized Fees	29,711
Unaccreted Purchase Discount	(649,658)

Total	$18,845,053

NOTE 5. LAND AND SUBSURFACE INTERESTS

During the three months ended March 31, 2014, the Company sold approximately 3.1 acres to Halifax Humane Society, Inc. for $391,500, or approximately $128,000 per acre, for a gain of approximately $347,000. This parcel is located on LPGA Boulevard, just west of I-95 in Daytona Beach, Florida and is adjacent to an existing property owned by Halifax Humane Society, Inc.

During the three months ended March 31, 2013, there were no land transactions.

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

Available-for-Sale securities consisted of the following:

	As of and For the Three Months Ended March 31, 2014
	Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value (Level 1 Inputs)
Preferred Stock	$729,814	$79,039	$(8,411)	$800,442

Total Equity Securities	$729,814	$79,039	$(8,411)	$800,442

Total Available-for-Sale Securities	$729,814	$79,039	$(8,411)	$800,442

The net gain of $70,628 during the three months ended March 31, 2014, net of tax of $27,245, is included in other comprehensive income. As of and for the three months ended March 31, 2013, the Company held no investment securities.

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents	$1,058,652	$1,058,652	$4,932,512	$4,932,512
Restricted Cash	812,593	812,593	366,645	366,645
Investment Securities	800,442	800,442	729,814	729,814
Commercial Mortgage Loan	5,000,000	5,000,000	18,845,053	19,297,110
Long-Term Debt	47,227,032	47,227,032	63,227,032	63,227,032

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

NOTE 8. INTANGIBLE ASSETS

As of March 31, 2014, the in-place lease value totaled approximately $6.2 million, net of accumulated amortization of approximately $3.1 million. At December 31, 2013, the in-place lease value totaled approximately $6.4 million, net of accumulated amortization of approximately $3.0 million. Amortization expense for the three months ended March 31, 2014 and 2013 was approximately $169,000 and $168,000, respectively.

The estimated future amortization expense related to intangible assets is as follows:

Year Ending December 31,	Amount
Remainder of 2014	$507,389
2015	676,518
2016	638,430
2017	547,676
2018	539,988
2019	525,153
Thereafter	2,755,154

Total	$6,190,308

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

During the three months ended March 31, 2014 and 2013, no impairment charges were recognized.

NOTE 10. COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is based on the assumption of the conversion of stock options at the beginning of each period using the treasury stock method at average cost for the periods.

	Three Months Ended
	March 31, 2014	March 31, 2013
Income Available to Common Shareholders:
Income (Loss) from Continuing Operations	$1,500,407	$174,088
Discontinued Operations	—	162,957

Net Income (Loss)	$1,500,407	$337,045

Weighted Average Shares Outstanding	5,745,341	5,717,139
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	2,188	—

Total Shares Applicable to Diluted Earnings Per Share	5,747,529	5,717,139

Basic and Diluted Per Share Information:
Income (Loss) from Continuing Operations	$0.26	$0.03
Discontinued Operations	0.00	0.03

Net Income (Loss)	$0.26	$0.06

The effect of 38,800 and 156,300 potentially dilutive securities were not included for the three months ended March 31, 2014 and 2013, respectively, as the effect would be antidilutive.

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

In November 2008, the Company’s Board of Directors authorized the Company to repurchase from time to time up to $8 million of its common stock. There is no expiration date for the plan. During the three months ended March 31, 2014, under the stock repurchase program described above, the Company has repurchased and placed in treasury 25,836 shares of its common stock on the open market for a total cost of approximately $928,000.

NOTE 12. LONG-TERM DEBT

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

NOTE 12. LONG-TERM DEBT (continued)

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

On March 29, 2013, the Company entered into the second amendment to the Agreement (“Second Amendment”). The Second Amendment, expands the accordion feature allowing the Company to increase the Credit Facility up to $125 million and reduces the interest rate by 25 basis points, so that it now ranges from LIBOR plus 150 basis points up to LIBOR plus 225 basis points, based on the total balance outstanding under the Credit Facility as a percentage of total asset value of the Company. The Second Amendment also extends the maturity date to March 31, 2016 from February 27, 2015, and reduces the limitations on the Company’s ability to make certain investments. The weighted average interest rate on the Credit Facility was 1.90% and 1.95% as of March 31, 2014 and 2013, respectively.

The Credit Facility is subject to restrictive covenants customary for this type of transaction, including, but not limited to, limitations on the Company’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. In addition, the Company is subject to various financial maintenance covenants, including, but not limited to, a maximum indebtedness ratio, a maximum secured indebtedness ratio, and a minimum fixed charge coverage ratio. The Agreement also contains affirmative covenants and events of default, including, but not limited to, a cross default to the Company’s other indebtedness and upon the occurrence of a change of control. The Company’s failure to comply with these covenants or the occurrence of an event of default could result in acceleration of the Company’s debt and other financial obligations under the Agreement.

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

Long-term debt consisted of the following:

	March 31, 2014
	Total	Due Within One Year
Credit Facility	$16,827,032	$—
Mortgage Note Payable (originated with UBS)	7,300,000	—
Mortgage Note Payable (originated with BOA)	23,100,000	—

Total Long-Term Debt	$47,227,032	$—

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending December 31,	Amount
2014	$—
2015	—
2016	16,827,032
2017	—
2018	7,300,000
Thereafter	23,100,000

Total Long-Term Debt	$47,227,032

NOTE 12. LONG-TERM DEBT (continued)

At March 31, 2014, there was approximately $49.2 million of available borrowing capacity under the Credit Facility, which has a current commitment level of $66.0 million, subject to the borrowing base requirements.

For the three months ended March 31, 2014, interest expense was approximately $413,000 with approximately $378,000 paid during the period. For the three months ended March 31, 2013, interest expense was approximately $297,000 with approximately $299,000 paid during the period. Interest of approximately $6,700 was capitalized during the three months ended March 31, 2014, while no interest was capitalized during the three months ended March 31, 2013.

The amortization of loan costs incurred in connection with the Company’s long-term debt is included in interest expense in the consolidated financial statements. These loan costs are being amortized over the term of the respective loan agreements using the straight-line method, which approximates the effective interest method. For the three months ended March 31, 2014 and 2013, the amortization of loan costs totaled approximately $55,000 and $41,000, respectively.

The Company was in compliance with all of its debt covenants as of March 31, 2014 and December 31, 2013.

NOTE 13. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	As of
	March 31, 2014	December 31, 2013
Golf Course Lease	$3,249,162	$3,340,389
Deferred Compensation	208,763	382,599
Accrued Property Taxes	225,765	—
Other Post-Retirement Benefits	153,360	156,881
Reserve for Tenant Improvement	—	58,977
Other	485,868	787,963

Total Accrued Liabilities	$4,322,918	$4,726,809

In July 2012, the Company entered into an agreement with the City of Daytona Beach, Florida (the “City”) to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”), Under the Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, will remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of March 31, 2014, approximately $2.4 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

In connection with the acquisition of the two properties leased to Hilton Resorts Corporation on January 31, 2013, the Company was credited $773,000 at closing for certain required tenant improvements. The improvements were complete as of December 31, 2013 and the final payment of approximately $59,000 was made during the three months ended March 31, 2014.

On July 24, 2013, the Company’s Board of Directors terminated the Deferred Compensation Plan effective August 1, 2013. Accordingly, the Company made the normal required distributions prior to March 1, 2014 with the balance of the accounts to be liquidated after August 1, 2014. The final payments are expected to be made prior to December 31, 2014.

NOTE 14. DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	March 31, 2014	December 31, 2013
Deferred Oil Exploration Lease Revenue	$1,578,836	$2,390,808
Prepaid Rent	499,974	698,653
Other Deferred Revenue	259,978	254,890

Total Deferred Revenue	$2,338,788	$3,344,351

On September 22, 2013, the Company received a $3.293 million rent payment for the third year of the Company’s eight-year oil exploration lease. The payment is being recognized ratably over the 12 month lease period ending in September 2014.

NOTE 15. PENSION PLAN

The Company maintains a Defined Benefit Pension Plan (the “Pension Plan”) for all employees who have attained the age of 21 and completed one year of service. The pension benefits are based primarily on years of service and the average compensation for the five highest consecutive years during the final ten years of employment. The benefit formula generally provides for a life annuity benefit.

Effective December 31, 2011, the Company amended its Pension Plan to freeze participants’ benefits with no future accruals after that date. Any current or future employee who was not a participant of the Pension Plan on December 31, 2011 will not be eligible to enter the Pension Plan. In January 2013, the Company made a cash contribution to the Pension Plan of $84,600 related to the 2012 Pension Plan year. No contributions were required and the Company did not make any contributions related to the 2013 Pension Plan year during the three months ended March 31, 2014.

On October 23, 2013 the Company’s Board of Directors approved the commencement of the steps necessary to terminate the Pension Plan, pursuant to the Pension Plan, and, if necessary, for the Company to make the required level of contribution whereby the Pension Plan would have sufficient funds to pay all benefits owed participants and beneficiaries. On January 22, 2014, the Company’s Board of Directors approved the termination of the Pension Plan effective March 31, 2014. Termination of the Pension Plan will be completed through the distribution of the Pension Plan assets to participants and beneficiaries through either the purchase of an annuity from an insurance company or, payment of the benefit owed in a one-time lump sum payment based on a final calculation of benefit as of March 31, 2014. While the Company expects that the aforementioned distribution of the Pension Plan assets will be completed prior to December 31, 2014, there can be no assurance that the Company will complete the termination of the Pension Plan or if completed, the timing within which the termination will occur. Based on the estimate of benefit obligations and Pension Plan assets at the termination date, the Company does not anticipate having to make any further contributions to the Pension Plan.

NOTE 16. STOCK-BASED COMPENSATION

EQUITY-CLASSIFIED STOCK COMPENSATION

Market Condition Restricted Shares

Under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”), the Company granted to certain employees non-vested restricted stock, which vests upon the achievement of certain market conditions, including thresholds relating to the Company’s total shareholder return as compared to the total shareholder return of a certain peer group during a five-year performance period.

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

NOTE 16. STOCK-BASED COMPENSATION (continued)

A summary of activity during the three months ended March 31, 2014, is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding at December 31, 2013	5,067	$23.13
Granted	—	—
Vested	—	—
Forfeited/Expired	—	—

Outstanding at March 31, 2014	5,067	$23.13

As of March 31, 2014, there was approximately $38,000 of unrecognized compensation cost, adjusted for forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 1.6 years.

Market Condition Inducement Grant of Restricted Shares

Inducement grants of 96,000 and 17,000 restricted shares of the Company’s common stock were awarded to Mr. Albright and Mr. Patten in 2011 and 2012, respectively. Mr. Albright’s restricted shares were granted outside of the 2010 Plan while Mr. Patten’s restricted shares were awarded under the 2010 Plan. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of Mr. Albright’s restricted stock award. The restricted shares will vest in six increments based upon the price per share of the Company’s common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited.

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

A summary of the activity for these awards during the three months ended March 31, 2014, is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Outstanding at December 31, 2013	94,500	$17.33
Granted	—	—
Vested	—	—
Forfeited/Expired	—	—

Outstanding at March 31, 2014	94,500	$17.33

As of March 31, 2014, there was approximately $108,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 0.4 years.

Three Year Vest Restricted Shares

On January 22, 2014, the Company granted to certain employees 14,500 shares of non-vested restricted stock under the 2010 Plan. One-third of the options will vest on each of the first, second, and third anniversaries of the grant date, provided they are an employee of the Company on those dates. In addition, any unvested portion of the options will vest upon a change in control.

The Company’s determination of the fair value of the three year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date, less the present value of expected dividends during the vesting period. Compensation cost is recognized on a straight-line basis over the vesting period.

NOTE 16. STOCK-BASED COMPENSATION (continued)

A summary of activity during the three months ended March 31, 2014, is presented below:

Three Year Vest - Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Outstanding at December 31, 2013	—	$—
Granted	14,500	36.08
Vested	—	—
Forfeited/Expired	—	—

Outstanding at March 31, 2014	14,500	$36.08

As of March 31, 2014, there was approximately $489,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three year vest non-vested restricted shares, which will be recognized over a weighted average period of 2.8 years.

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

On January 23, 2013, the Company granted options to purchase 51,000 shares of the Company’s common stock under the 2010 Plan to certain employees of the Company, including 10,000 shares to Mr. Patten, with an exercise price per share equal to the fair market value at the date of grant. One-third of these options will vest on each of the first, second, and third anniversaries of the grant date, provided the recipient is an employee of the Company on those dates. Any unvested portion of the options will vest upon a change in control. The options expire on the earliest of: (a) the fifth anniversary of the grant date; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

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

A summary of the activity for the awards during the three months ended March 31, 2014, is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	94,500	$32.21
Granted	—	—
Exercised	—	—
Expired	—	—

Outstanding at March 31, 2014	94,500	$32.21	5.51	$762,460

Exercisable at March 31, 2014	36,630	$31.72	5.78	$313,576

NOTE 16. STOCK-BASED COMPENSATION (continued)

A summary of the non-vested options for these awards during the three months ended March 31, 2014, is presented below:

		Fair Value
		of Shares
Non-Qualified Stock Option Awards	Shares	Vested
Non-Vested at December 31, 2013	74,700
Granted	—
Vested	(16,830)	$(588,209)

Non-Vested at March 31, 2014	57,870

As of March 31, 2014, there was approximately $295,000 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a weighted average period of 1.2 years.

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

A summary of share option activity under the 2001 Plan for the three months ended March 31, 2014 is presented below:

Stock Options

Liability-Classified Stock Options	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	53,800	$53.99
Granted	—	—
Exercised	—	—
Forfeited/Expired	—	—

Outstanding at March 31, 2014	53,800	$53.99	3.38	$106,800

Exercisable at March 31, 2014	53,800	$53.99	3.38	$106,800

In connection with the grant of non-qualified stock options, a stock appreciation right for each share covered by the option was also granted. The stock appreciation right entitles the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value of the underlying shares at the time of exercise. No options were exercised during the three months ended March 31, 2014. All options had vested as of December 31, 2013.

Stock Appreciation Rights

Liability-Classified Stock Appreciation Rights	Shares	Wtd. Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	53,800	$1.61
Granted	—	—
Exercised	—	—
Expired	—	—

Outstanding at March 31, 2014	53,800	$2.26	3.38	$57,508

Exercisable at March 31, 2014	53,800	$2.26	3.38	$57,508

NOTE 16. STOCK-BASED COMPENSATION (continued)

No stock appreciation rights were exercised during the three months ended March 31, 2014. All stock appreciation rights had vested as of December 31, 2013.

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

The Company issues new, previously unissued, shares as options are exercised.

Following are assumptions used in determining the fair value of stock options and stock appreciation rights:

Assumptions at:	March 31, 2014	December 31, 2013
Expected Volatility	20.79%	23.07%
Expected Dividends	0.10%	0.11%
Expected Term	3 years	3 years
Risk-Free Rate	1.08%	1.21%

There were no stock options or stock appreciation rights granted under the 2001 Plan in the three months ended March 31, 2014 or 2013.

The liability for stock options and stock appreciation rights, valued at fair value, reflected on the consolidated balance sheets at March 31, 2014 and December 31, 2013, was approximately $348,000 and $248,000, respectively. These fair value measurements are based on Level 2 inputs based on Black-Scholes and market implied volatility. The Black-Scholes determination of fair value is affected by variables including stock price, expected stock price volatility over the term of the awards, annual dividends, and a risk-free interest rate assumption.

Amounts recognized in the consolidated financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Total Cost of Share-Based Plans Charged
Against Income Before Tax Effect	$291,092	$444,416

Income Tax Expense
Recognized in Income	$(112,289)	$(171,433)

NOTE 17. INCOME TAXES

The effective income tax rate for the three month periods ended March 31, 2014, and 2013, including income taxes attributable to the discontinued operations, was 38.8% and 37.6%, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. The Company and its subsidiaries file consolidated income tax returns in the United States Federal jurisdiction and in several states. The Internal Revenue Service has audited the Company’s consolidated federal tax returns through the year 2007 and all proposed adjustments have been settled.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving the property. The proposed road modifications would impact access to the Company’s property that is leased to Harris Teeter. The Company does not believe the road modifications provide a basis for Harris Teeter to terminate the Lease. In May 2012, the North Carolina Department of Transportation (“NCDOT”) indicated that while it had not reached a final decision on its consideration of this matter, the intersection would remain all-access. In January 30, 2013, NCDOT proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte (“Charlotte”) proposed to build and maintain a new access road/point into the property. These proposals are tentative and any proposed action by NCDOT and Charlotte would require NCDOT and Charlotte to obtain additional public funding. In light of the proposed redesign, the trial, initially scheduled for September 2013, has been continued until June 2014, with mediation to occur prior.

In May 2010, the Company filed a lawsuit in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida, in order to enforce its approximate $3.8 million claim of lien on real property owned by FM Bayberry Cove Holding, LLC (“FM Bayberry”) for its share of the costs for construction of a road. BB&T was included as a defendant as the current mortgage holder of the property subject to the Company’s lien. BB&T filed a counterclaim asserting that its mortgage is superior to the Company’s claim of lien which the Company denied. BB&T and the Company each filed motions for summary judgment as to the priority of their respective interests in the property which were heard by the court on January 12, 2012. The Circuit Court determined that the Company’s interests were superior to the lien imposed by BB&T and all other interests and a final judgment of foreclosure was subsequently entered. However, all further proceedings in the Circuit Court (including the foreclosure sale) were stayed pending BB&T’s appeal to the Florida District Court of Appeal, Fifth District (the “Appellate Court”), regarding the Circuit Court’s determination in the matter of priority. On October 29, 2013, the Appellate Court ruled in favor of the Company, affirming the Circuit Court’s determination that the Company’s lien against the approximately 600-acre parcel of residential land (lying west of I-95 near the LPGA International development and adjacent to Bayberry Colony) is superior to the lien imposed by BB&T. The judgment has accrued to over $4.6 million, including interest. The Company has not included an accrual related to interest in the consolidated financial statements. At this time, the Appellate Court’s decision is subject to possible motion for rehearing by BB&T. On December 3, 2013, the Circuit Court entered a Second Amended Final Judgment of Foreclosure in Accordance with the Appellate Court’s Mandate, which, among other things, set the date of the Company’s foreclosure sale to occur on January 29, 2014. On January 29, 2014, the Company’s approximately $4.7 million claim for unreimbursed costs and accrued interest was satisfied through the successful foreclosure of approximately 600 acres of land.

Construction Commitments

In September 2013, the Company entered into a construction agreement for the construction of 30,720 square feet of flex office space in a two-building property referred to as Williamson Business Park. The total estimated costs of construction of the buildings pursuant to the agreement as well as tenant improvements required by the first lease signed for 7,700 square feet totals approximately $2.6 million. As of March 31, 2014, approximately $1.7 million in costs have been incurred which are reported as construction in progress in the consolidated balance sheets. The remaining commitment as of March 31, 2014 is approximately $905,000.

In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac Petroleum, Inc. (“RaceTrac”) in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500, and can be paid over the next five years from sales of the remaining land or at the end of the fifth year. As of March 31, 2014, the Company deposited $283,500 of cash in escrow related to the improvements which is classified as restricted cash in the consolidated balance sheets. Accordingly, as of March 31, 2014, the remaining maximum commitment is $693,000.

NOTE 19. BUSINESS SEGMENT DATA

The Company primarily operates in four business segments: income properties, investments in commercial mortgage loans, real estate operations, and golf operations. Our income property operations consist primarily of income producing properties and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 72.5% and 67.1% of our identifiable assets as of March 31, 2014 and December 31, 2013, respectively, and 47.9% and 60.7% of our consolidated revenues for the three months ended March 31, 2014 and 2013, respectively. Our commercial mortgage loan investment consisted of one loan collateralized by a hotel property in Atlanta, Georgia as of December 31, 2013 and one mezzanine loan collateralized by the borrower’s equity interest in the same property as of March 31, 2014. Our real estate operations primarily consist of revenues generated from land transactions and leasing and royalty income from our interests in subsurface oil, gas and mineral rights. Our golf operations consist of a single property located in the City, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation and pro-shop with retail merchandise. The majority of the revenues generated by our golf operations are derived from members and public customers playing golf, club memberships, and food and beverage operations.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in the different segments for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues:
Income Properties	$3,404,359	$2,954,516
Commercial Mortgage Loan	943,890	—
Real Estate Operations	1,276,513	338,348
Golf Operations	1,417,379	1,464,685
Agriculture and Other Income	57,844	97,677

Total Revenues	$7,099,985	$4,855,226

Operating Income:
Income Properties	$3,064,340	$2,725,007
Commercial Mortgage Loan	943,890	—
Real Estate Operations	1,097,297	216,870
Golf Operations	84,353	57,056
Agriculture and Other	(3,569)	66,308
General and Corporate Expenses	(2,282,442)	(2,452,698)

Total Operating Income	$2,903,869	$612,543

Depreciation and Amortization:
Income Properties	$706,253	$639,945
Commercial Mortgage Loan	—	—
Real Estate Operations	—	—
Golf Operations	56,863	49,675
Agriculture and Other	8,892	9,514

Total Depreciation and Amortization	$772,008	$699,134

Capital Expenditures:
Income Properties	$752,024	$27,806,176
Commercial Mortgage Loan	5,000,000	—
Real Estate Operations	—	—
Golf Operations	35,393	66,123
Agriculture and Other	52,460	21,179

Total Capital Expenditures	$5,839,877	$27,893,478

NOTE 19. BUSINESS SEGMENT DATA (continued)

	As of
	March 31, 2014	December 31, 2013
Identifiable Assets:
Income Properties	$152,154,023	$151,682,578
Commercial Mortgage Loan	5,051,667	18,887,979
Real Estate Operations	30,195,108	29,929,179
Golf Operations	3,525,280	3,269,212
Agriculture and Other	18,876,756	22,414,732

Total Assets	$209,802,834	$226,183,680

Operating income represents income from continuing operations before loss on early extinguishment of debt, interest expense, interest income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses, impairment charges, depreciation and amortization expense, and gains (losses) on the disposition of assets. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Other assets consist primarily of cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations. There were no transactions between segments for any of the periods presented. Certain items in the prior years’ consolidated statement of operations have been reclassified to conform to the presentation of the consolidated statements of operations for the three months ended March 31, 2014. These reclassifications had no effect on the prior year presentation of income from continuing operations before income tax.

NOTE 20. RECENTLY ISSUED ACCOUNTING POLICIES

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

NOTE 21. SUBSEQUENT EVENTS

On April 22, 2014, the Company acquired a 131,644 square-foot building situated on 15.48 acres leased to Lowe’s Home Improvement in Katy, Texas, a suburb of Houston. The total purchase price was approximately $14.7 million. As of the acquisition date, the remaining term of the lease was approximately 13 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K, for year ended December 31, 2013. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q or any document incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, or the aforementioned risk factors. The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

OVERVIEW

Consolidated-Tomoka land Co. is a diversified real estate operating company. We own and manage commercial real estate properties in nine states in the U.S., as well as two self-developed, flex-office properties, with multiple tenants, located in Florida. The Company had an additional flex-office property under construction as of March 31, 2014 which is adjacent to an existing self-developed property. As of March 31, 2014, we owned thirty-five single-tenant income-producing properties, with more than 740,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,500 acres. As of March 31, 2014, we also had an investment in a fixed-rate mezzanine commercial mortgage loan collateralized by the borrower’s equity interest in a hotel property in Atlanta, Georgia. We have a golf course operation which consists of the LPGA International golf club, which is managed by a third party, and we also lease property for billboards, have agricultural operations that are managed by a third party and consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Income Property Operations. We have pursued a strategy of investing in income-producing properties when possible, by utilizing, the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes. Through March 31, 2014, we had invested approximately $187.4 million in forty-three single-tenant income properties primarily through this tax-deferred structure.

No income properties were acquired during the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company acquired seven income properties at a total purchase price of approximately $27.6 million.

Our current portfolio of single-tenant income properties generates approximately $12.1 million of revenues from lease payments on an annualized basis and had an average remaining lease term of 10.0 years as of March 31, 2014. We expect to continue to focus on acquiring additional income-producing properties during fiscal year 2014, and in the near term thereafter, maintaining or use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing investments, we have self-developed two flex-office properties in Daytona Beach, Florida. The first property is a two-building, 31,000 square-foot flex-office space complex located within Williamson Business Park (formerly known as Mason Commerce Center). This represents the first phase of a four-building planned commercial development. As of March 31, 2014, the occupancy of the completed two-building complex was 94%. In 2013, we began construction of the second phase which includes a two-building, flex-office project of similar size. Construction is expected to be complete by May of 2014. The Company has leased approximately 7,700 square feet of the property under construction to an affiliate of Lamar Advertising Company for an initial term of approximately 10 years. The second self-developed property is the first phase of a twelve-acre commercial site located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida. The parcel includes a 22,000 square-foot, two-story, flex-office building known as the Concierge Office Building, with approximately 83% of the building under lease to three tenants. As of March 31, 2014, on an annualized basis, our self-developed, flex-office property portfolio generated approximately $819,000 of revenue from lease payments.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. Pursuant to our on-going review, five properties were sold during the year ended December 31, 2013; two of which were sold during the three months ended March 31, 2013. All of the proceeds from these sales were deployed through the like-kind exchange structure, in acquiring certain of the income properties we purchased in 2013. The Company anticipates that future investments in income-producing assets could use the proceeds from selling non-core properties, utilizing the tax-deferred like-kind exchange structure, as circumstances permit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Real Estate Operations. As of March 31, 2014, the Company owned over 10,500 acres of land in Daytona, Beach, Florida, along six miles of the west and east side of Interstate 95. Until the significant downturn in the U.S. economy in 2008, the Company’s land transaction activity had been reasonably strong. During 2009, however, land transactions decreased significantly, and in fiscal years 2010 and 2011, there were effectively no land transactions. We believe the trend in Company revenues and income from real estate operations during this period were consistent with the overall trend of the national and local economies and the real estate markets in general. Over the last several years, roads and interstate overpasses have been constructed, extended, or improved in the Daytona Beach area, which we believe will benefit Company owned land and may have a positive impact on future activity with and interest in our land assets. During the three months ended March 31, 2014, the Company sold approximately 3.1 acres to Halifax Humane Society, Inc. for $391,500, or approximately $128,000 per acre, for a gain of approximately $347,000. This parcel is located on LPGA Boulevard, just west of I-95 in Daytona Beach, Florida and is adjacent to an existing property owned by Halifax Humane Society, Inc. During the three months ended March 31, 2013, we did not close on any land transactions.

The Company owns impact fee and mitigation credits which, in aggregate, totaled approximately $6.0 million and $6.1 million as of March 31, 2014 and December 31, 2013, respectively. During each of the three months ended March 31, 2014 and 2013, the Company received cash payments of approximately $73,000 for impact fees with a basis of equal value. Cash payments received for the sale of impact fee credits are not reflected as revenue in our consolidated statements of operations.

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

Real Estate Impairments. During the three months ended March 2014 and 2013, no impairment charges were recognized.

Subsurface Interests. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 490,000 “surface” acres of land owned by others in 20 counties in Florida. The Company leases its interests to mineral exploration firms for exploration and drilling. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances revenues from royalties generated from oil production from the leased acreage. The Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator for revenues of approximately $69,000 and $72,000, during the three months ended March 31, 2014 and 2013, respectively.

During 2011, an eight-year oil exploration lease covering approximately 136,000 net mineral acres primarily located in Lee County and Hendry County, Florida was executed and a $913,657 first year rental payment was received. An additional $922,114, representing the guaranteed payment for the second year’s delay rent, was received in September 2012. The two payments totaling approximately $1.83 million have been recognized ratably into income through September 2013. On September 22, 2013, the Company entered into an amendment of the exploration lease (the “Oil Lease Amendment”). Under the Oil Lease Amendment, the net mineral acres under exploration lease was reduced from approximately 136,000 net mineral acres to approximately 82,000 net mineral acres in Hendry County, Florida. The approximately 54,000 net mineral acres removed from the exploration lease were located in Lee County, Florida. In connection with the Oil Lease Amendment, the Company received a $3.293 million rent payment for the third year of the Company’s eight-year oil exploration lease. The payment is being recognized ratably over the 12 month lease period ending in September 2014. Also during September 2013, the Company received, and recognized as revenue, a non-refundable penalty payment of $1.0 million relating to the drilling requirements in the lease. The terms of the lease state the Company will receive royalty payments if production occurs and may receive additional annual rental payments if the lease is continued in years four through eight. Lease income is being recognized on a straight-line basis over the guaranteed lease term. For the three months ended March 31, 2014 and 2013, lease income of approximately $812,000 and $226,000 was recognized, respectively. There can be no assurance that the Oil Lease Amendment will be extended beyond the expiration of the current term of September 2014 or, if renewed, on similar terms or conditions.

The Company’s current policy is to not release any ownership rights with respect to its reserved mineral rights. The Company may release surface entry rights or other rights upon request of a surface owner who requires such a release for a negotiated release fee based on a percentage of the surface value. Revenue from surface entry rights released totaled approximately $4,000 and $40,000 during the three months ended March 31, 2014 and 2013, respectively, which is included in Revenue from Real Estate Operations in our consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Golf Operations. Golf operations consist of the LPGA International golf club, a semi-private golf club consisting of two 18-hole championship golf courses, designed by Rees Jones and Arthur Hills with a three-hole practice facility, also designed by Rees Jones, a clubhouse facility, food and beverage operations, and a fitness facility located within the LPGA International mixed-use residential community on the west side of Interstate 95 in Daytona Beach, Florida. During the 2012 and 2013 fiscal years, we completed approximately $534,000 of capital expenditures to renovate the clubhouse facilities, including a significant upgrade of the food and beverage operations, addition of fitness facilities, and renovations to public areas.

The Company leases the land and certain improvements attributable to the golf courses under a long-term lease with the City of Daytona Beach, Florida (the “City”). Due to the continuing losses of the golf operations, the Company recorded an impairment charge totaling approximately $4.0 million, before income tax, in 2011. The Company entered into a management agreement with an affiliate of ClubCorp America, effective January 25, 2012, to manage the LPGA International golf and clubhouse facilities. We believe ClubCorp, which owns and operates clubs and golf courses worldwide, brings substantial golf and club management expertise and knowledge to the LPGA International golf operations, including the utilization of national marketing capabilities, aggregated purchasing programs, and implementation of an affiliate member program, which should improve membership levels through the access to other member clubs in the affiliate program.

In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, will remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of March 31, 2014, approximately $2.4 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

Commercial Mortgage Loans. Our investment in commercial mortgage loans or similar structured finance investments, such as mezzanine loans or other subordinated debt, has been and will continue to be secured by commercial real estate or a borrower’s pledge of its ownership interest in the entity that owns the real estate. In the future, we may invest in or originate mortgage loans secured by residential real estate developments. The first mortgage loans we intend to invest in or originate will typically be for fully constructed commercial real estate, located in the United States and that are current or performing with either a fixed or floating rate. However, we may also invest in construction loans secured by the commercial or residential real estate being developed and the underlying land. Some of these loans may be syndicated in either a pari passu or senior/subordinated structure. Commercial first mortgage loans generally provide for a higher recovery rate due to their senior position. Commercial mezzanine loans are typically secured by a pledge of the borrower’s equity ownership in the underlying commercial real estate. Unlike a mortgage this loan does not represent a lien on the property. Investor’s rights in a mezzanine loan are usually governed by an intercreditor agreement that provides holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same commercial property. We may originate mortgage loans or provide other types of financing to the owners of commercial real estate.

On August 7, 2013, the Company acquired a $19.6 million first mortgage loan secured by a hotel in Atlanta, Georgia, for approximately $17.5 million, a discount of approximately $2.05 million. The discount was being accreted into income ratably through the contractual maturity date in March 2014, which was included in Interest Income from Commercial Mortgage Loan in the consolidated financial statements. On January 6, 2014, the remaining commercial mortgage loan principal of $19.5 million was paid in full. The total revenue recognized during the three months ended March 31, 2014 was approximately $844,000 including the remaining accretion of the purchase discount of approximately $650,000, interest income of approximately $36,000, and an exit fee of approximately $195,000, offset by the remaining amortization of fees of approximately $37,000.

On January 31, 2014, the Company acquired a mezzanine loan secured by the borrower’s equity interest in an upper upscale hotel in Atlanta, Georgia, that was previously subject to the Company’s first commercial mortgage loan investment. The Company purchased the $5.0 million performing loan at par. The loan matures in February 2019 and bears a fixed interest rate of 12.00% per annum. Interest income recognized during the three months ended March 31, 2014 was approximately $100,000.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SUMMARY OF OPERATING RESULTS FOR QUARTER ENDED MARCH 31, 2014 COMPARED TO MARCH 31, 2013

Total revenue for the three months ended March 31, 2014 increased 46% to approximately $7.1 million, compared to approximately $4.9 million for the three months ended March 31, 2013. The increase of approximately $2.2 million included approximately $450,000 of additional rent revenue generated by our income property portfolio, particularly from our acquisitions in 2013, approximately $944,000 of income generated by our commercial mortgage loan investment, and approximately $938,000 of increased revenue from our real estate operations offset by reductions in our revenue from golf operations and agriculture and other income totaling approximately $87,000. Net income for the three months ended March 31, 2014, was approximately $1.5 million, or $0.26 per share, versus net income of approximately $337,000, or $0.06 per share in same period in 2013. Contributing to the increase in net income of approximately $1.2 million were the after tax results of the aforementioned increases in our revenues of $2.2 million net of the increase in direct costs of those revenues of approximately $124,000, offset by increases in our depreciation and amortization of approximately $73,000 attributable to our larger income property portfolio, and increased interest expense of approximately $116,000. Our increased net income also benefited from lower general and administrative expenses, which decreased by approximately $243,000, with such decrease primarily reflecting a decrease in our stock compensation costs of approximately $153,000 and a one-time separation payment of approximately $103,000 that occurred in the first quarter of 2013.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $3.4 million and $3.1 million, respectively, during the three months ended March 31, 2014, compared to total revenue and operating income of approximately $3.0 million and $2.7 million, respectively, for the three months ended March 31, 2013. The direct costs of revenues for our income property operations totaled approximately $340,000 and $230,000 for the three months ended March 31, 2014 and 2013, respectively. The 15% increase in revenues during the three months ended March 31, 2014 reflects our expanded portfolio of income properties. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $111,000 in our direct costs of revenues, primarily the result of two of the properties acquired in January 2013, which are base stop leases resulting in increased operating expenses, for these properties, including property taxes, as well as property taxes on other acquisitions in the third quarter of 2013.

REAL ESTATE OPERATIONS

During the three months ended March 31, 2014, operating income from real estate operations was approximately $1.1 million on revenues totaling approximately $1.3 million, an increase of approximately $880,000 in operating income compared to the same period in 2013. For the three months ended March 31, 2013, revenues were approximately $338,000 and income was approximately $217,000. The increase in revenue and operating income from our real estate operations is primarily due to the amendment of our eight-year oil exploration lease in September 2013, which included the recognition of a portion of the $3.293 million lease payment received, which covers the lease period from late September 2013 through September 2014. Additionally, during the three months ended March 31, 2014, the Company sold approximately 3.1 acres to Halifax Humane Society, Inc. for $391,500 or approximately $128,000 per acre for a gain of approximately $347,000. During the three months ended March 31, 2013, there were no land transactions. The increase in oil lease revenue from the three months ended March 31, 2014 to the three months ended March 31, 2013 was approximately $586,000.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $1.4 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively. The total direct cost of golf operations revenues totaled approximately $1.3 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively. The Company’s golf operations had net operating income of approximately $84,000 during the three months ended March 31, 2014, representing a 48% improvement over the net operating income of approximately $57,000 in the same period of 2013. The decrease in revenues reflected reduced revenues from greens fees which was due to a reduced level of rounds played as a result of a higher number of days of poor weather offset by increased revenues from our memberships. The approximately $27,000 improvement in the net operating results from the golf operations was primarily due to reduced operating costs particularly in our cost of sales and management of staffing.

INTEREST INCOME FROM COMMERCIAL MORTGAGE LOAN

Interest income on commercial mortgage loans totaled approximately $944,000 during the three months ended March 31, 2014. Specifically, interest income on the commercial mortgage loan which was acquired in August 2013 and paid in full in January 2014 totaled $844,000 during the three months ended March 31, 2014, including the remaining accretion of the purchase discount of approximately $650,000, interest income of approximately $36,000, and an exit fee of approximately $195,000, offset by the remaining amortization of fees of approximately $37,000. The mezzanine loan acquired in January 2014 at a fixed interest rate of 12% per annum contributed interest income of $100,000 during the three months ended March 31, 2014. The Company did not have investments in commercial mortgage loans during the three months ended March 31, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

AGRICULTURE AND OTHER INCOME

For the three months ended March 31, 2014, revenues from agriculture and other income, primarily our agriculture operations, totaled approximately $58,000, compared to approximately $98,000 in the same period in 2013. The 41% decrease in revenues during the three months ended March 31, 2014, is primarily attributable to revenues realized from additional timber harvesting during the three months ended March 31, 2013, as compared to the three months ended March 31, 2014. For the three months ended March 31, 2014, the direct cost of revenues totaled approximately $61,000, compared to approximately $31,000, in the same period in 2013, reflecting an increase of approximately $30,000, or 96% during the three months ended March 31, 2014. The increase in expenses is reflective of commissions on timber contracts and additional costs for the maintenance of the agricultural lands. The agriculture and other income operations had a net operating loss of approximately $4,000 in the three months ended March 31, 2014, compared to the net operating income of approximately $66,000 in the same period of 2013.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $1.5 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively, a decrease of approximately $243,000 or 14%. The decrease in the three months ended March 31, 2014 was primarily comprised of a decrease in our stock compensation costs of approximately $153,000 and a one-time separation payment of approximately $103,000 that occurred in the first quarter of 2013.

Interest expense totaled approximately $413,000 and $297,000 for the three months ended March 31, 2014 and 2013, respectively. The increased interest expense during the three months ended March 31, 2014, as compared to the same quarter in 2013, reflects our increased net borrowings to finance our acquisitions of income properties and our investment in a commercial mortgage loan. During the three months ended March 31, 2014, our long-term debt decreased approximately $16 million and during the twelve month period ending March 31, 2014, our long-term debt decreased approximately $2.0 million. The decrease during the three months ended March 31, 2014, is primarily due to the payoff of the Company’s previously held commercial first mortgage loan principal, of which $18.0 million of the proceeds were used to pay down the outstanding balance of the credit facility. Also, included in interest expense in the consolidated financial statements is the amortization of loan costs incurred in connection with the Company’s long-term debt. For the three months ended March 31, 2014 and 2013, the amortization of loan costs totaled approximately $55,000 and $41,000, respectively.

DISCONTINUED OPERATIONS

As of March 31, 2014 and 2013, no income properties were classified as held for sale in the consolidated balance sheets.

No income properties were disposed of during the three months ended March 31, 2014.

During the three months ended March 31, 2013, the Company sold its interest in two properties for a combined gain of approximately $28,000. Upon the sales, the properties’ operating results were included in discontinued operations for each period presented.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled approximately $1.1 million at March 31, 2014, excluding restricted cash. Restricted cash totaled approximately $813,000, of which approximately $160,000 is being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013, approximately $284,000 is being held in escrow related to a land transaction which closed in December 2013, and approximately $369,000 pertains to our land transaction in the first quarter of 2014, which is being held for additional investments utilizing the tax-deferred like-kind exchange structure. Cash and cash equivalents totaled approximately $4.9 million at December 31, 2013, excluding restricted cash.

Our total cash balance at March 31, 2014 reflects cash flows used in operating activities totaling approximately $125,000, during the three months then ended, compared to the prior year’s cash flows provided by operating activities, in the same period, totaling approximately $1.3 million. The decrease in our cash flows from operations during the three months ended March 31, 2014 is primarily due to approximately $812,000 of revenue from the $3.293 million rent payment received in September 2013 for the third year of the Company’s eight-year oil exploration lease, which is included in the change in deferred revenue of approximately $1.0 million. Also contributing to the decrease in cash flows from operations was the remaining accretion of the discount on the Company’s first commercial mortgage loan of approximately $650,000 during the three months ended March 31, 2014 for which the cash payment is included in the $19.465 million principal payment received on commercial mortgage loans which is included in cash flows from investing activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our cash flows provided by investing activities totaled approximately $13.2 million for the three months ended March 31, 2014, reflecting the use of approximately $5.0 million to acquire a commercial mortgage loan offset by the principal payoff of the previous commercial first mortgage loan of approximately $19.5 million.

Our cash flows used in financing activities totaled approximately $16.9 million, for the three months ended March 31, 2014, primarily related to net repayments on our credit facility of $16.0 million, as well as cash used to repurchase our common stock totaling approximately $928,000.

Our long-term debt balance totaled approximately $47.2 million at March 31, 2014, representing a decrease of $16.0 million from the balance of approximately $63.2 million at December 31, 2013. The decrease in the long-term debt was primarily due to the payoff of the previously held commercial mortgage loan.

Dispositions. No income properties were disposed of during the three months ended March 31, 2014.

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

On March 29, 2013, the Company entered into the second amendment to the Agreement (“Second Amendment”). The Second Amendment, expands the accordion feature allowing the Company to increase the Credit Facility up to $125 million and reduces the interest rate by 25 basis points, so that it now ranges from LIBOR plus 150 basis points up to LIBOR plus 225 basis points, based on the total balance outstanding under the Credit Facility as a percentage of total asset value of the Company. The Second Amendment also extends the maturity date to March 31, 2016 from February 27, 2015, and reduces the limitations on the Company’s ability to make certain investments. The weighted average interest rate on the Credit Facility was 1.903% and 1.953% as of March 31, 2014 and 2013, respectively.

The Credit Facility is subject to restrictive covenants customary for this type of transaction, including, but not limited to, limitations on the Company’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. In addition, the Company is subject to various financial maintenance covenants, including, but not limited to, a maximum indebtedness ratio, a maximum secured indebtedness ratio, and a minimum fixed charge coverage ratio. The Agreement also contains affirmative covenants and events of default, including, but not limited to, a cross default to the Company’s other indebtedness and upon the occurrence of a change of control. The Company’s failure to comply with these covenants or the occurrence of an event of default could result in acceleration of the Company’s debt and other financial obligations under the Agreement.

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

Acquisitions. No income properties were acquired during the three months ended March 31, 2014. On January 31, 2014, the Company acquired a mezzanine loan secured by the borrower’s equity interest in a hotel in Atlanta, Georgia, that was previously subject to the Company’s commercial first mortgage loan investment. The Company purchased the $5.0 million performing loan at par. We are targeting additional investments between approximately $45.0 million and $55.0 million in income-producing properties or investments in mortgage loan secured by commercial real estate during the remainder of 2014. We expect to fund these acquisitions utilizing the available capacity under or credit facility, cash from operations, proceeds from the dispositions of non-core income properties or transactions in our land assets, which we expect will qualify under the like-kind exchange deferred-tax structure, and additional funding sources.

Capital Expenditures. As of March 31, 2014 we have a contractual obligation to fund approximately $905,000 to complete the development of the 30,720 square-foot two building multi-tenant property called Williamson Business Park, including the costs for the tenant improvements for the first lease of 7,700 square feet. Additional funds expected to be invested for other tenant improvements on our self-developed income properties will only occur as new leases are secured. In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500. The Company’s commitment to fund the improvement costs benefiting the remaining acres of Company land can be paid over the next five years from sales of the remaining land or at the end of the fifth year. As of December 31, 2013, the Company deposited $283,500 of cash in escrow related to the improvements which is classified as restricted cash in the consolidated balance sheets. Accordingly, as of March 31, 2014, the remaining maximum commitment is $693,000. As of March 31, 2014, we have no other contractual requirements to make capital expenditures. On April 21, 2014 we executed a purchase and sale agreement to sell approximately 76 acres of unimproved land for the development of a distribution center. In connection with this transaction we agreed to deliver the site in the condition necessary to begin vertical construction and the estimated costs for this obligation is approximately $2.9 million, of which $400,000 will be reimbursed to the Company by a private economic development organization and up to $1.4 million may be reimbursed by various governmental agencies subsequent to the closing of the transaction and achievement of certain other conditions related to the buyer’s commencement of operations. We expect to incur these costs through August of 2014 with the $400,000 reimbursement occurring prior to August 2014 and the reimbursements by the governmental agencies, if any, likely occurring in 2015 or 2016. There can be no assurances the sale of approximately 76 acres will occur, or the timing of such sale, however, we expect to incur the estimated site development costs. Except for the aforementioned capital expenditures, investments in capital improvements can be reduced at our discretion based on operating cash needs. We do not anticipate investing significant funds on further improvements to the golf operation facilities in 2014.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with cash flow from our operations and approximately $49.2 million of available capacity on the existing $66.0 million credit facility as of March 31, 2014.

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

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. Through March 31, 2014, 30,496 shares had been repurchased at a total cost of approximately $1.0 million with repurchase of 25,836 shares at a total cost of approximately $928,000 occurring during the three months ended March 31, 2014. The shares repurchased in 2014 are being held in treasury, whereas, the 4,660 shares repurchased in 2009 were treated as cancelled shares.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We may also utilize our low-leveraged balance sheet to invest in ground leases, loans, securities, and other shorter term investments. Targeted investment classes include the following:

•	Retail and office double-or-triple-net leased properties in major metropolitan areas;

•	Stabilized multi-tenant office and retail properties in major metropolitan areas;

•	Select office, flex-office, industrial, and retail self-developed properties on Company owned land;

•	Joint venture development using Company owned land;

•	Origination or purchase of 1-10 year term loans on favorable risk-adjusted yields with property types to include hotel, office, retail, and industrial;

•	Origination or purchase of short-term development loans on favorable risk-adjusted yields with property types to include commercial and residential asset types;

•	Real estate related investment securities, including commercial mortgage backed securities, preferred stock, and bonds;

•	Select regional area investments using Company market knowledge and expertise to earn good risk adjusted yields; and

•	Purchase or origination of ground leases.

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2013. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the three months ended March 31, 2014, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We are primarily exposed to interest rate risk on our outstanding debt borrowings, which totaled $47.2 million at March 31, 2014. Our borrowings include $16.8 million outstanding on our $66.0 million revolving credit facility, which bears a variable rate of interest based on the 30-day LIBOR and our level of borrowing as a percentage of our total asset value. Approximately $30.4 million of our outstanding debt bears interest at a fixed rate of 3.67%. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would affect our financial position, results of operations, and cash flows by approximately $168,000.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of March 31, 2014, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving the property. The proposed road modifications would impact access to the Company’s property that is leased to Harris Teeter. The Company does not believe the road modifications provide a basis for Harris Teeter to terminate the Lease. In May 2012, the North Carolina Department of Transportation (“NCDOT”) indicated that while it had not reached a final decision on its consideration of this matter, the intersection would remain all-access. In January 30, 2013, NCDOT proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte (“Charlotte”) proposed to build and maintain a new access road/point into the property. These proposals are tentative and any proposed action by NCDOT and Charlotte would require NCDOT and Charlotte to obtain additional public funding. In light of the proposed redesign, the trial, initially scheduled for September 2013, has been continued until June 2014, with mediation to occur prior.

In May 2010, the Company filed a lawsuit in the Circuit Court, Seventh Judicial Circuit, in and for Volusia County, Florida, in order to enforce its approximate $3.8 million claim of lien on real property owned by FM Bayberry Cove Holding, LLC (“FM Bayberry”) for its share of the costs for construction of a road. BB&T was included as a defendant as the current mortgage holder of the property subject to the Company’s lien. BB&T filed a counterclaim asserting that its mortgage is superior to the Company’s claim of lien which the Company denied. BB&T and the Company each filed motions for summary judgment as to the priority of their respective interests in the property which were heard by the court on January 12, 2012. The Circuit Court determined that the Company’s interests were superior to the lien imposed by BB&T and all other interests and a final judgment of foreclosure was subsequently entered. However, all further proceedings in the Circuit Court (including the foreclosure sale) were stayed pending BB&T’s appeal to the Florida District Court of Appeal, Fifth District (the “Appellate Court”), regarding the Circuit Court’s determination in the matter of priority. On October 29, 2013, the Appellate Court ruled in favor of the Company, affirming the Circuit Court’s determination that the Company’s lien against the approximately 600-acre parcel of residential land (lying west of I-95 near the LPGA International development and adjacent to Bayberry Colony) is superior to the lien imposed by BB&T. The judgment has accrued to over $4.6 million, including interest. The Company has not included an accrual related to interest in the consolidated financial statements. At this time, the Appellate Court’s decision is subject to possible motion for rehearing by BB&T. On December 3, 2013, the Circuit Court entered a Second Amended Final Judgment of Foreclosure in Accordance with the Appellate Court’s Mandate, which, among other things, set the date of the Company’s foreclosure sale to occur on January 29, 2014. On January 29, 2014, the Company’s approximately $4.7 million claim for unreimbursed costs and accrued interest was satisfied through the successful foreclosure of approximately 600 acres of land.

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

ITEM 1A. RISK FACTORS (continued)

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to those risk factors. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2014, which were not previously reported.

The following share repurchases were made during the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
1/1/2014 - 1/31/2014	—	$—	—	$7,441,698	(1)
2/1/2014 - 2/28/2014	6,073	$35.20	6,073	$7,227,899
3/1/2014 - 3/31/2014	19,763	$36.13	19,763	$6,513,785

Total	25,836	$35.92	25,836	$6,513,785

(1)	Pursuant to a covenant in our credit facility, which includes the Odd-Lot Buy-Back Program as part of our stock repurchase capacity, the maximum approximate dollar value of shares that may yet be purchased under the plan was $7,441,698 as of December 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 3.1	Amended and Restated Articles of Incorporation of Consolidated-Tomoka Land Co., dated October 26, 2011, filed as Exhibit 3.1 to the registrant’s Current Report Form 8-K filed October 28, 2011, and incorporated herein by reference.

Exhibit 3.2	Amended and Restated Bylaws of Consolidated-Tomoka Land Co., dated April 27, 2011, filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed April 28, 2011, and incorporated herein by reference.

Exhibit 31.1	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

April 30, 2014	By:	/S/ JOHN P. ALBRIGHT
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

April 30, 2014	By:	/S/ MARK E. PATTEN
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)