Form 10-Q
period 2014-06-30
CONSOLIDATED TOMOKA LAND CO
filed 2014-08-01
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Class of Common Stock Outstanding

July 24, 2014

$1.00 par value 5,855,319

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2014	December 31, 2013
ASSETS
Property, Plant, and Equipment:
Land, Timber, and Subsurface Interests	$15,359,552	$15,291,911
Golf Buildings, Improvements, and Equipment	3,160,139	3,103,979
Income Properties, Land, Buildings, and Improvements	171,370,068	154,902,374
Other Furnishings and Equipment	978,710	955,597
Construction in Progress	4,234	987,303

Total Property, Plant, and Equipment	190,872,703	175,241,164
Less, Accumulated Depreciation and Amortization	(14,529,716)	(13,260,856)

Property, Plant, and Equipment - Net	176,342,987	161,980,308
Land and Development Costs	25,460,118	23,768,914
Intangible Assets - Net	6,761,390	6,359,438
Impact Fee and Mitigation Credits	5,912,759	6,081,433
Commercial Loan Investments	16,951,550	18,845,053
Cash and Cash Equivalents	3,929,485	4,932,512
Restricted Cash	842,508	366,645
Investment Securities	857,953	729,814
Net Pension Asset	464,427	407,670
Other Assets	3,056,106	2,711,893

Total Assets	$240,579,283	$226,183,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,571,670	$872,331
Accrued Liabilities	5,307,060	4,726,809
Deferred Revenue	1,719,929	3,344,351
Accrued Stock-Based Compensation	373,108	247,671
Income Taxes Payable	146,544	1,044,061
Deferred Income Taxes - Net	32,788,904	32,552,068
Long-Term Debt	76,227,032	63,227,032

Total Liabilities	118,134,247	106,014,323

Shareholders’ Equity:
Common Stock -25,000,000 shares authorized; $1 par value, 5,895,789 shares issued and -5,855,319 shares outstanding at June 30, 2014; 5,866,759 shares issued and 5,852,125 shares outstanding at December 31, 2013	5,800,222	5,767,192
Treasury Stock – 40,470 shares at June 30, 2014; 14,634 shares at December 31, 2013	(1,381,566)	(453,654)
Additional Paid-In Capital	9,550,417	8,509,976
Retained Earnings	108,632,716	106,581,305
Accumulated Other Comprehensive Loss	(156,753)	(235,462)

Total Shareholders’ Equity	122,445,036	120,169,357

Total Liabilities and Shareholders’ Equity	$240,579,283	$226,183,680

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Revenues
Income Properties	$3,552,130	$3,192,714	$6,956,489	$6,147,230
Interest Income from Commercial Loan Investments	255,769	—	1,199,659	—
Real Estate Operations	1,003,668	302,977	2,280,181	641,325
Golf Operations	1,432,398	1,312,826	2,849,777	2,777,511
Agriculture and Other Income	17,477	30,506	75,321	128,183

Total Revenues	6,261,442	4,839,023	13,361,427	9,694,249

Direct Cost of Revenues
Income Properties	(484,492)	(382,072)	(824,511)	(611,581)
Real Estate Operations	(143,710)	(184,263)	(322,926)	(305,741)
Golf Operations	(1,512,194)	(1,425,372)	(2,845,220)	(2,833,001)
Agriculture and Other Income	(49,119)	(55,085)	(110,532)	(86,454)

Total Direct Cost of Revenues	(2,189,515)	(2,046,792)	(4,103,189)	(3,836,777)
General and Administrative Expenses	(1,545,247)	(1,260,674)	(3,055,681)	(3,014,238)
Impairment Charges	—	(616,278)	—	(616,278)
Depreciation and Amortization	(846,381)	(696,624)	(1,618,389)	(1,395,758)

Total Operating Expenses	(4,581,143)	(4,620,368)	(8,777,259)	(8,863,051)

Operating Income	1,680,299	218,655	4,584,168	831,198
Interest Income	14,371	225	28,318	391
Interest Expense	(517,778)	(468,596)	(985,429)	(806,128)

Income (Loss) from Continuing Operations
Before Income Tax Expense	1,176,892	(249,716)	3,627,057	25,461
Income Tax (Expense) Benefit	(453,984)	100,681	(1,403,742)	(408)

Income (Loss) from Continuing Operations	722,908	(149,035)	2,223,315	25,053
Income from Discontinued Operations (Net of Tax)	—	400,805	—	563,762

Net Income	$722,908	$251,770	$2,223,315	$588,815

Per Share Information:
Basic and Diluted
Income (Loss) from Continuing Operations	$0.13	$(0.03)	$0.39	$—
Income from Discontinued Operations (Net of Tax)	—	0.07	—	0.10

Net Income	$0.13	$0.04	$0.39	$0.10

Dividends Declared and Paid	$0.03	$0.03	$0.03	$0.03

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Income	$722,908	$251,770	$2,223,315	$588,815

Other Comprehensive Income
Unrealized Gain on Investment Securities (Net of Tax of $22,185 and $49,430 for the three and six months ended June 30, 2014, respectively)	35,326	—	78,709	—

Total Other Comprehensive Income, Net of Tax	35,326	—	78,709	—

Total Comprehensive Income	$758,234	$251,770	$2,302,024	$588,815

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2013	$5,767,192	$(453,654)	$8,509,976	$106,581,305	$(235,462)	$120,169,357
Net Income	—	—	—	2,223,315	—	2,223,315
Stock Repurchase	—	(927,912)	—	—	—	(927,912)
Exercise of Stock Options	14,530	—	554,464	—	—	568,994
Vested Restricted Stock	18,500	—	116,352	—	—	134,852
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	369,625	—	—	369,625
Cash Dividends ($0.03 per share)	—	—	—	(171,904)	—	(171,904)
Other Comprehensive Income, Net of Tax	—	—	—	—	78,709	78,709

Balance June 30, 2014	$5,800,222	$(1,381,566)	$9,550,417	$108,632,716	$(156,753)	$122,445,036

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2014	2013
Cash Flow from Operating Activities:
Net Income	$2,223,315	$588,815
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,618,389	1,461,343
Loan Cost Amortization	109,550	93,688
Loss (Gain) on Disposition of Property, Plant, and Equipment and Intangible Assets	—	(557,216)
Loss (Gain) on Disposition of Assets Held for Sale	—	26,367
Impairment Charges	—	616,278
Discount Accretion on Commercial Loan Investments	(649,658)	—
Accretion of Commercial Loan Investments Origination Fees	(3,212)	—
Amortization of Fees on Acquisition of Commercial Loan Investments	29,711	—
Deferred Income Taxes	187,407	853,156
Non-Cash Compensation	602,118	601,326
Decrease (Increase) in Assets:
Refundable Income Taxes	—	(584,830)
Land and Development Costs	(1,691,204)	694,416
Impact Fees and Mitigation Credits	168,674	85,359
Net Pension Asset	(56,757)	—
Other Assets	(453,763)	(633,143)
Increase (Decrease) in Liabilities:
Accounts Payable	699,338	(255,919)
Accrued Liabilities	580,251	(1,284,742)
Deferred Revenue	(1,624,422)	(42,226)
Accrued Stock-Based Compensation	—	14,707
Net Pension Obligation	—	89,366
Income Taxes Payable	(897,517)	—

Net Cash Net Cash Provided By Operating Activities	842,220	1,766,745

Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment	(15,631,538)	(25,758,419)
Acquisition of Intangible Assets	(751,482)	(2,183,538)
Acquisition of Commercial Loan Investments	(16,948,338)	—
Decrease (Increase) in Restricted Cash	(475,863)	(233,589)
Proceeds from Disposition of Property, Plant, and Equipment, Net	—	7,198,436
Proceeds from Disposition of Assets Held for Sale, Net	—	3,407,133
Principal Payments Received on Commercial Loan Investments	19,465,000	—

Net Cash Used In Investing Activities	(14,342,221)	(17,569,977)

Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	31,000,000	58,450,000
Payments on Long-Term Debt	(18,000,000)	(43,149,816)
Cash Proceeds from Exercise of Stock Options	461,938	526,359
Cash Used to Purchase Common Stock	(927,912)	—
Cash from Excess Tax Benefit from Vesting of Restricted Stock	134,852	101,032
Dividends Paid	(171,904)	(172,080)

Net Cash Provided By Financing Activities	12,496,974	15,755,495

Net Decrease in Cash	(1,003,027)	(47,737)
Cash, Beginning of Year	4,932,512	1,301,739

Cash, End of Period	$3,929,485	$1,254,002

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Income taxes totaling approximately $2.0 million and $25,000 were paid during the six months ended June 30, 2014 and 2013, respectively. Income taxes refunded totaling approximately $39,000 were received during the six months ended June 30, 2013, while no refunds were received during the six months ended June 30, 2014.

Total interest paid during the six months ended June 30, 2014 and 2013 was approximately $880,000 and $663,000, respectively. Interest of approximately $11,000 was capitalized during the six months ended June 30, 2014, with no interest capitalized during the six months ended June 30, 2013.

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

We are a diversified real estate operating company. We own and manage commercial real estate properties in ten states in the U.S., as well as five self-developed, flex-office properties, with multiple tenants, located in Florida. Two of the self-developed properties which are adjacent to two existing self-developed properties, were completed during the quarter ended June 30, 2014. As of June 30, 2014, we owned thirty-six single-tenant income-producing properties, with more than 872,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,500 acres. As of June 30, 2014, we had three commercial loan investments including a fixed-rate mezzanine commercial mortgage loan collateralized by the borrower’s equity interest in a hotel property in Atlanta, Georgia, a fixed-rate first mortgage commitment for the redevelopment of an existing vacant retail property into a Container Store in Glendale, Arizona, which is expected to open during the first quarter of 2015, and a variable-rate B-Note secured by a retail shopping center in Sarasota, Florida. Our golf operations consist of the LPGA International golf club, which is managed by a third party. We also lease property for twenty-one billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

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

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014.

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

Because of the fluctuating market conditions that currently exist in the Florida and national real estate markets, and the volatility and uncertainty in the financial and credit markets, it is possible that the estimates and assumptions, most notably those related to the Company’s investment in income properties and net pension asset, could change materially during the time span associated with the continued volatility of the real estate and financial markets or as a result of a significant dislocation in those markets.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and bank demand accounts having maturities at acquisition date of 90 days or less.

Restricted Cash

Restricted cash totaled approximately $843,000 at June 30, 2014 of which approximately $241,000 is being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013, approximately $284,000 is being held in escrow related to a land transaction which closed in December 2013, and approximately $318,000 is being held in reserve for future interest and property tax payments in connection with our construction loan on a vacant retail property in Glendale, Arizona.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, investment securities, accounts receivable, and accounts payable at June 30, 2014 and December 31, 2013, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s investments in commercial loans approximate fair value at June 30, 2014 and December 31, 2013, since the floating and fixed rates of the loans reasonably approximates current market rates for notes with similar risks and maturities. The carrying amount of the Company’s long-term debt approximates fair value at June 30, 2014 and December 31, 2013, since the floating rate of our credit facility and the fixed rates of our secured financings reasonably approximate current market rates for notes with similar risks and maturities.

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

Commercial Loan Investment Impairment

The Company’s commercial loans are held for investment. For each loan, the Company evaluates the performance of the collateral property and the financial and operating capabilities of the borrower/guarantor, in part, to assess whether any deterioration in the credit has occurred and for possible impairment of the loan. Impairment would reflect the Company’s determination that it is probable that all amounts due according to the contractual terms of the loan would not be collected. Impairment is measured based on the present value of the expected future cash flows from the loan discounted at the effective rate of the loan or the fair value of the collateral. Upon measurement of impairment, the Company would record an allowance to reduce the carrying value of the loan with a corresponding recognition of loss in the results of operations. Significant exercise of judgment is required in determining impairment, including assumptions regarding the estimate of expected future cash flows, collectability of the loan, the value of the underlying collateral and other provisions including guarantees. The Company has determined that, as of June 30, 2014, no allowance for impairment was required.

Interest Income Recognition

Interest income on commercial loan investments includes interest payments made by the borrower and the accretion of purchase discounts and loan origination fees, offset by the amortization of fees. Interest payments are accrued based on the actual coupon rate and the outstanding principal balance and purchase discounts and origination fees are accreted into income using the effective yield method, adjusted for prepayments.

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS (continued)

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease

In accordance with the Financial Accounting Standards Board (“FASB”) guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets, consisting of the value of in-place leases, based in each case on their relative fair values. The Company has determined that income property purchases with a pre-existing lease at the time of acquisition qualify as a business combination, in which case acquisition costs are expensed in the period the transaction closes. For income property purchases in which a new lease is originated at the time of acquisition, the Company has determined that these asset purchases qualify as asset acquisitions, outside the scope of the business combination standards and accordingly, the acquisition costs are capitalized with the purchase.

Reclassifications

Certain items in the prior period’s consolidated statements of operations have been reclassified to conform to the presentation of statements of operations for the six months ended June 30, 2014. Specifically, loan cost amortization was previously included in depreciation and amortization on the consolidated financial statements and is now included in interest expense. These reclassifications had no effect on the current and prior periods of income (loss) from continuing operations before taxes. Additionally, certain items in the prior period’s consolidated statements of cash flows have been reclassified to conform to the current presentation. Specifically, loan cost amortization was previously included with depreciation and amortization and is now a separate line item. The excess tax benefit from the vesting of restricted stock was previously included with refundable income taxes and is now a separate line item. The change in impact fees and mitigation credits was previously included with other assets and is now a separate line item to conform to the new line item on the consolidated balance sheets. The changes in accrued stock-based compensation and the net pension obligation were previously included with the change in accrued liabilities and are now separate line items to conform to the consolidated balance sheet presentation. These reclassifications had no effect on the net increase or decrease in cash and cash equivalents.

NOTE 2. INCOME PROPERTIES

During the six months ended June 30, 2014, the Company acquired one income property at an acquisition cost of approximately $14.7 million. Of the total acquisition cost, approximately $4.9 million was allocated to land, approximately $9.0 million was allocated to buildings and improvements, and approximately $800,000 was allocated to intangible assets pertaining to the in-place lease value. The amortization period for the approximate $800,000 allocated to intangible assets is approximately 12.8 years. Additionally, during the six months ended June 30, 2014, construction was completed on two self-developed properties, known as the Williamson Business Park, in Daytona Beach, Florida for a total cost of approximately $2.4 million of which approximately $2.2 million was incurred for building and improvements and approximately $200,000 was related to the transfer of basis in the previously owned land.

During the quarter ended June 30, 2014, Walgreens ceased operations in the store the Company leases to them in Apopka, Florida but they remain obligated to pay rent on the remaining 15 year term of the lease to them. Also, the Company completed a two year extension of the lease with Barnes & Noble in Daytona Beach, Florida, with no extension options at a slightly reduced rate.

During the six months ended June 30, 2013, the Company acquired seven income properties at a total acquisition cost of approximately $27.8 million. Of the total acquisition cost, approximately $9.4 million was allocated to land, approximately $16.2 million was allocated to buildings and improvements, and approximately $2.2 million was allocated to intangible assets pertaining to the in-place lease value. The weighted average amortization period for the approximate $2.2 million allocated to intangible assets is approximately 10.1 years.

NOTE 3. DISCONTINUED OPERATIONS

No income properties were disposed of or qualified as assets held for sale treatment during the six months ended June 30, 2014.

During the six months ended June 30, 2013, the Company sold its interest in three properties for a combined gain of approximately $531,000. Upon the sales, the properties’ operating results were included in discontinued operations for each period presented.

Following is a summary of income from discontinued operations:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Leasing Revenue and Other Income	$—	$177,012	$—	$452,541
Costs and Other Expenses	(—)	(27,537)	(—)	(65,585)

Income from Operations	—	149,475	—	386,956
Gain on Sale of Property	—	503,037	—	530,849

Income before Income Tax Expense	—	652,512	—	917,805
Income Tax Expense	(—)	(251,707)	(—)	(354,043)

Income from Discontinued Operations	$—	$400,805	$—	$563,762

NOTE 4. COMMERCIAL LOAN INVESTMENTS

On January 31, 2014, the Company acquired a mezzanine loan secured by the borrower’s equity interest in an upper upscale hotel in Atlanta, Georgia, that was previously subject to the Company’s first commercial mortgage loan investment. The Company purchased the $5.0 million performing loan at par. The loan matures in February 2019 and bears a fixed interest rate of 12.00% per annum. Interest revenue recognized during the three and six months ended June 30, 2014 was approximately $152,000 and $252,000, respectively.

On May 16, 2014, the Company funded approximately $3.1 million of a $6.3 million first mortgage commitment for the redevelopment of an existing vacant retail property into a Container Store located in Glendale, Arizona, which is expected to open during the first quarter of 2015. The remaining commitment of approximately $3.2 million may be drawn by the borrower as construction costs are incurred. The loan matures in November 2015, includes one six-month extension option, and bears a fixed interest rate of 6.00% per annum. At closing, a loan origination fee of approximately $79,000 was received by the Company and is being accreted ratably into income through the contractual maturity date in November 2015. Total interest revenue recognized during the three and six months ended June 30, 2014 was approximately $27,000.

On May 20, 2014, the Company acquired an approximate $9.0 million B-Note secured by a retail shopping center located in Sarasota, Florida. The loan matures in June 2015, includes three one-year extension options, and bears a floating interest rate of 30-day London Interbank Offer Rate (“LIBOR”) plus 725 basis points. The loan is subordinate to an approximately $48.0 million A-Note collateralized by the same property, for a total debt balance of $57.0 million. Interest revenue recognized during the three and six months ended June 30, 2014 was approximately $77,000.

The Company’s commercial loan investment portfolio comprised the following at June 30, 2014:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Mezz – Hotel – Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%
Construction – Container Store– Glendale, AZ	May 2014	November 2015	$6,300,000	$3,066,621	$2,991,083	6.00%
B-Note – Retail Shopping Center – Sarasota, FL	May 2014	June 2015	$8,960,467	$8,960,467	$8,960,467	30-day LIBOR plus 7.25%

Total			$20,260,467	$17,027,088	$16,951,550

NOTE 4. COMMERCIAL LOAN INVESTMENTS (continued)

The carrying value of the commercial loan investments as of June 30, 2014 consisted of the following:

Total
Current Face Amount	$17,027,088
Unaccreted Origination Fees	(75,538)

Total Commercial Loan Investments	$16,951,550

On August 7, 2013, the Company acquired a $19.6 million first mortgage loan secured by a hotel in Atlanta, Georgia, for approximately $17.5 million, a discount of approximately $2.05 million. The discount was being accreted into income ratably through the contractual maturity date in March 2014, which is included in Interest Income from Commercial Loan Investments in the consolidated financial statements. On January 6, 2014, the remaining commercial mortgage loan principal of $19.5 million was paid in full. The total revenue recognized during the three months ended June 30, 2014 was approximately $844,000 including the remaining accretion of the purchase discount of approximately $650,000, interest income of approximately $36,000, and an exit fee of approximately $195,000, offset by the remaining amortization of fees of approximately $37,000.

The Company’s commercial loan investment portfolio comprised the following at December 31, 2013:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon
Hotel – Atlanta, GA	August 2013	March 2014	$19,560,000	$19,465,000	$18,845,053	30-day LIBOR plus 4.50%

Total			$19,560,000	$19,465,000	$18,845,053

The carrying value of the commercial loan investments as of December 31, 2013 consisted of the following:

Total
Current Face Amount	$19,465,000
Unamortized Fees	29,711
Unaccreted Purchase Discount	(649,658)

Total Commercial Loan Investments	$18,845,053

NOTE 5. LAND AND SUBSURFACE INTERESTS

During the six months ended June 30, 2014, the Company sold approximately 3.1 acres to Halifax Humane Society, Inc. for $391,500, or approximately $128,000 per acre, for a gain of approximately $347,000. This parcel is located on LPGA Boulevard, just west of I-95 in Daytona Beach, Florida and is adjacent to an existing property owned by Halifax Humane Society, Inc. There were no land transactions during the three months ended June 30, 2014.

During the three and six months ended June 30, 2013, there were no land transactions.

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

NOTE 5. LAND AND SUBSURFACE INTERESTS (continued)

Lease income is being recognized on a straight-line basis over the guaranteed lease term. For the three months ended June 30, 2014 and 2013, lease income of approximately $821,000 and $229,000 was recognized, respectively. For the six months ended June 30, 2014 and 2013, lease income of approximately $1.6 million and $455,000 was recognized, respectively. There can be no assurance that the Oil Lease Amendment will be extended beyond the expiration of the current term of September 2014 or, if renewed, on similar terms or conditions.

In addition, the Company generated revenue of approximately $123,000 during the quarter ended June 30, 2014 from a fill dirt excavation agreement executed in late 2013.

The Company received entitlements during the quarter ended June 30, 2014 on the approximately 600 acre Bayberry II parcel, recently acquired through foreclosure, allowing for the development of up to 1,000 residential lots.

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

Available-for-Sale securities consisted of the following:

	As of and For the Six Months Ended June 30, 2014
	Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value (Level 1 Inputs)
Preferred Stock	$729,814	$128,139	$—	$857,953

Total Equity Securities	$729,814	$128,139	$—	$857,953

Total Available-for-Sale Securities	$729,814	$128,139	$—	$857,953

The net gain of approximately $128,000 during the six months ended June 30, 2014, net of tax of approximately $49,000, is included in other comprehensive income. Included in other comprehensive income is the net gain of approximately $58,000 during the three months ended June 30, 2014, net of tax of approximately $22,000. As of and for the three and six months ended June 30, 2013, the Company held no investment securities.

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents	$3,929,485	$3,929,485	$4,932,512	$4,932,512
Restricted Cash	842,508	842,508	366,645	366,645
Investment Securities	857,953	857,953	729,814	729,814
Commercial Loan Investments	16,951,550	17,027,088	18,845,053	19,297,110
Long-Term Debt	76,227,032	76,227,032	63,227,032	63,227,032

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

NOTE 8. INTANGIBLE ASSETS

As of June 30, 2014, the in-place lease value totaled approximately $6.8 million, net of accumulated amortization of approximately $3.3 million. At December 31, 2013, the in-place lease value totaled approximately $6.4 million, net of accumulated amortization of approximately $3.0 million. Amortization expense for the three months ended June 30, 2014 and 2013 was approximately $181,000 and $163,000, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 was approximately $350,000 and $331,000, respectively.

The estimated future amortization expense related to intangible assets is as follows:

Year Ending December 31,	Amount
Remainder of 2014	$367,660
2015	735,320
2016	697,231
2017	606,477
2018	598,789
2019	583,954
Thereafter	3,171,959

Total	$6,761,390

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

During the six months ended June 30, 2014, no impairments were recognized on long-lived assets.

During the quarter and six months ended June 30, 2013 the Company recognized an impairment loss of approximately $616,000 on approximately 6.23 acres which was based on the contract price in a transaction that had been executed during that period for approximately 3.21 acres of the total 6.23 acres assessed for impairment. That transaction was terminated prior to closing, however, on December 20, 2013, the Company sold the approximately 6.23 acres to CarMax Auto Super Stores, Inc. for $1.05 million, or approximately $168,500 per acre. The basis in these acres was higher than is typical for the Company’s land holdings as this land had been reacquired through foreclosure in 2009.

NOTE 10. COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is based on the assumption of the conversion of stock options and vesting of restricted stock at the beginning of each period using the treasury stock method at average cost for the periods.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income Available to Common Shareholders:
Income (Loss) from Continuing Operations	$722,908	$(149,035)	$2,223,815	$25,053
Discontinued Operations	—	400,805	—	563,762

Net Income	$722,908	$251,770	$2,223,815	$588,815

Weighted Average Shares Outstanding	5,743,450	5,739,096	5,744,390	5,728,178
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	22,774	4,302	12,952	1,895

Total Shares Applicable to Diluted Earnings Per Share	5,766,224	5,743,398	5,757,342	5,730,073

Basic and Diluted Per Share Information:
Income (Loss) from Continuing Operations	$0.13	$(0.03)	$0.39	$0.00
Discontinued Operations	—	0.07	—	0.10

Net Income	$0.13	$0.04	$0.39	$0.10

The effect of 38,800 potentially dilutive securities were not included for the three and six months ended June 30, 2014 as the effect would be antidilutive. The effect of 40,000 and 58,800 potentially dilutive securities were not included for the three and six months ended June 30, 2013, respectively, as the effect would be antidilutive.

NOTE 11. TREASURY STOCK

On April 26, 2012, the Company announced a voluntary Odd-Lot Buy-Back Program (the “Program”), whereby the Company offered to purchase shares from shareholders who owned less than 100 shares of the Company’s common stock as of April 26, 2012, for $31.00 per share. The Program reflected the Company’s interest in reducing the ongoing costs associated with shareholder recordkeeping and communications and to assist shareholders who may be deterred from selling their small lots of stock due to the costs that would be incurred. The Company paid all costs associated with the Program and purchased 14,634 shares under the Program at a total cost of approximately $454,000. The Program expired June 30, 2012. The Company did not provide any recommendation regarding shareholder participation and the decision was entirely that of each shareholder as to whether to sell shares in this Program.

In November 2008, the Company’s Board of Directors authorized the Company to repurchase from time to time up to $8 million of its common stock. There is no expiration date for the plan. During the six months ended June 30, 2014, under the stock repurchase program described above, the Company has repurchased and placed in treasury 25,836 shares of its common stock on the open market for a total cost of approximately $928,000.

NOTE 12. LONG-TERM DEBT

Credit Facility. The Company has a revolving credit facility (the “Credit Facility”) which matures on March 31, 2016 with the ability to extend the term for 1 year. The Credit Facility has borrowing capacity of $66 million with the ability to increase that capacity up to $125 million during the term. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 150 basis points to the 30-day LIBOR plus 225 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the Credit Facility. The Credit Facility also accrues a fee of 25 to 35 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity. The Credit Facility is unsecured and is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by Bank of Montreal (“BMO”) and also includes Wells Fargo Bank, N.A. and Branch Banking & Trust Company.

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

See “Note 21. Subsequent Events” for information on the amendment to the Credit Facility subsequent to June 30, 2014.

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

Long-term debt consisted of the following:

	June 30, 2014
	Total	Due Within One Year
Credit Facility	$45,827,032	$—
Mortgage Note Payable (originated with UBS)	7,300,000	—
Mortgage Note Payable (originated with BOA)	23,100,000	—

Total Long-Term Debt	$76,227,032	$—

NOTE 12. LONG-TERM DEBT (continued)

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending December 31,	Amount
Remainder of 2014	$—
2015	—
2016	45,827,032
2017	—
2018	7,300,000
2019	—
Thereafter	23,100,000

Total Long-Term Debt	$76,227,032

At June 30, 2014, there was approximately $20.2 million of available borrowing capacity under the Credit Facility, which has a current commitment level of $66.0 million, subject to the borrowing base requirements.

For the three months ended June 30, 2014, interest expense was approximately $463,000 with approximately $502,000 paid during the period. For the three months ended June 30, 2013, interest expense was approximately $416,000 with approximately $364,000 paid during the period. Interest of approximately $4,400 was capitalized during the three months ended June 30, 2014, while no interest was capitalized during the three months ended June 30, 2013.

For the six months ended June 30, 2014, interest expense was approximately $876,000 with approximately $880,000 paid during the period. For the six months ended June 30, 2013, interest expense was approximately $712,000 with approximately $663,000 paid during the period. Interest of approximately $11,000 was capitalized during the six months ended June 30, 2014, while no interest was capitalized during the six months ended June 30, 2013.

The amortization of loan costs incurred in connection with the Company’s long-term debt is included in interest expense in the consolidated financial statements. These loan costs are being amortized over the term of the respective loan agreements using the straight-line method, which approximates the effective interest method. For the three months ended June 30, 2014 and 2013, the amortization of loan costs totaled approximately $55,000 and $53,000, respectively. For the six months ended June 30, 2014 and 2013, the amortization of loan costs totaled approximately $110,000 and $94,000, respectively.

The Company was in compliance with all of its debt covenants as of June 30, 2014 and December 31, 2013.

NOTE 13. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	As of
	June 30, 2014	December 31, 2013
Golf Course Lease	$3,157,934	$3,340,389
Deferred Compensation	210,355	382,599
Accrued Property Taxes	445,348	—
Other Post-Retirement Benefits	149,839	156,881
Reserve for Tenant Improvements	551,250	58,977
Other	792,334	787,963

Total Accrued Liabilites	$5,307,060	$4,726,809

In July 2012, the Company entered into an agreement with the City of Daytona Beach, Florida (the “City”) to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”), Under the Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, will remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to

NOTE 13. ACCRUED LIABILITIES (continued)

reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of June 30, 2014, approximately $2.3 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

In connection with the acquisition of the two properties leased to Hilton Resorts Corporation on January 31, 2013, the Company was credited $773,000 at closing for certain required tenant improvements. The improvements were complete as of December 31, 2013 and the final payment of approximately $59,000 was made during the three months ended March 31, 2014. In connection with the acquisition of the Lowes on April 22, 2014, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which are not required to be completed until December 2016. As of June 30, 2014, approximately $100,000 of these tenant improvements had been completed and funded.

On July 24, 2013, the Company’s Board of Directors terminated the Deferred Compensation Plan effective August 1, 2013. Accordingly, the Company made the normal required distributions prior to March 1, 2014 with the balance of the accounts to be liquidated after August 1, 2014. The final payments are expected to be made prior to December 31, 2014.

NOTE 14. DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	June 30, 2014	December 31, 2013
Deferred Oil Exploration Lease Revenue	$757,841	$2,390,808
Prepaid Rent	435,906	698,653
Escrow Reserve, Container Store Loan	302,589	—
Other Deferred Revenue	223,593	254,890

Total Deferred Revenue	$1,719,929	$3,344,351

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

Effective December 31, 2011, the Company amended its Pension Plan to freeze participants’ benefits with no future accruals after that date. Any current or future employee who was not a participant of the Pension Plan on December 31, 2011 will not be eligible to enter the Pension Plan. In January 2013, the Company made a cash contribution to the Pension Plan of $84,600 related to the 2012 Pension Plan year. No contributions were required and the Company did not make any contributions related to the 2013 Pension Plan year during the three or six months ended June 30, 2014.

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

A summary of activity during the six months ended June 30, 2014, is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding at December 31, 2013	5,067	$23.13
Granted	—	—
Vested	—	—
Forfeited/Expired	—	—

Outstanding at June 30, 2014	5,067	$23.13

As of June 30, 2014, there was approximately $33,000 of unrecognized compensation cost, adjusted for forfeitures, related to market condition non-vested restricted shares, which will be recognized over a remaining weighted average period of 1.4 years.

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

During the six months ended June 30, 2013, the closing price per share of the Company’s common stock on a sixty-day trading average reached $36.00, and as a result, 16,000 shares and 2,500 shares vested for Mr. Albright and Mr. Patten, respectively. During the six months ended June 30, 2014, the closing price per share of the Company’s common stock on a sixty-day trading average reached $40.00, and as a result, 16,000 shares and 2,500 shares vested for Mr. Albright and Mr. Patten, respectively.

A summary of the activity for these awards during the six months ended June 30, 2014, is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Outstanding at December 31, 2013	94,500	$17.33
Granted	—	—
Vested	(18,500)	22.12
Forfeited/Expired	—	—

Outstanding at June 30, 2014	76,000	$16.16

NOTE 16. STOCK-BASED COMPENSATION (continued)

As of June 30, 2014, there was approximately $57,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a remaining weighted average period of 0.2 years.

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

A summary of activity during the six months ended June 30, 2014, is presented below:

Three Year Vest Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Outstanding at December 31, 2013	—	$—
Granted	14,500	36.08
Vested	—	—
Forfeited/Expired	—	—

Outstanding at June 30, 2014	14,500	$36.08

As of June 30, 2014, there was approximately $446,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 2.6 years.

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

A summary of the activity for the awards during the six months ended June 30, 2014, is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	94,500	$32.21
Granted	—	—
Exercised	(6,930)	34.95
Expired	—	—

Outstanding at June 30, 2014	87,570	$31.99	5.39	$1,217,667

Exercisable at June 30, 2014	33,000	$30.80	6.17	$498,201

NOTE 16. STOCK-BASED COMPENSATION (continued)

A summary of the non-vested options for these awards during the six months ended June 30, 2014, is presented below:

		Fair Value
		of Shares
Non-Qualified Stock Option Awards	Shares	Vested
Non-Vested at December 31, 2013	74,700
Granted	—
Vested	(20,130)	$685,031

Non-Vested at June 30, 2014	54,570

As of June 30, 2014, there was approximately $217,000 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a remaining weighted average period of 0.9 years. The total intrinsic value of options exercised during the six months ended June 30, 2014, was approximately $83,000.

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

A summary of share option activity under the 2001 Plan for the six months ended June 30, 2014 is presented below:

Stock Options

Liability-Classified Stock Options	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	53,800	$53.99
Granted	—	—
Exercised	(7,600)	33.16
Forfeited/Expired	—	—

Outstanding at June 30, 2014	46,200	$57.41	2.89	$108,820

Exercisable at June 30, 2014	46,200	$57.41	2.89	$108,820

In connection with the grant of non-qualified stock options, a stock appreciation right for each share covered by the option was also granted. The stock appreciation right entitles the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value of the underlying shares at the time of exercise. The total intrinsic value of options exercised during the six months ended June 30, 2014 was approximately $75,000. All options had vested as of December 31, 2013.

Stock Appreciation Rights

Liability-Classified Stock Appreciation Rights	Shares	Wtd. Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	53,800	$1.61
Granted	—	—
Exercised	(7,600)	8.35
Expired	—	—

Outstanding at June 30, 2014	46,200	$2.83	2.89	$58,595

Exercisable at June 30, 2014	46,200	$2.83	2.89	$58,595

NOTE 16. STOCK-BASED COMPENSATION (continued)

The total intrinsic value of stock appreciation rights exercised during the six months ended June 30, 2014 was approximately $40,000. All stock appreciation rights had vested as of December 31, 2013.

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

The Company issues new, previously unissued, shares as options are exercised.

Following are assumptions used in determining the fair value of stock options and stock appreciation rights:

Assumptions at:	June 30, 2014	December 31, 2013
Expected Volatility	23.10%	23.07%
Expected Dividends	0.09%	0.11%
Expected Term	2.5 years	3 years
Risk-Free Rate	0.85%	1.21%

There were no stock options or stock appreciation rights granted under the 2001 Plan in the six months ended June 30, 2014 or 2013.

The liability for stock options and stock appreciation rights, valued at fair value, reflected on the consolidated balance sheets at June 30, 2014 and December 31, 2013, was approximately $373,000 and $248,000, respectively. These fair value measurements are based on Level 2 inputs based on Black-Scholes and market implied volatility. The Black-Scholes determination of fair value is affected by variables including stock price, expected stock price volatility over the term of the awards, annual dividends, and a risk-free interest rate assumption.

Amounts recognized in the consolidated financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Total Cost of Share-Based Plans Charged
Against Income Before Tax Effect	$311,026	$156,910	$602,118	$601,326

Income Tax Expense
Recognized in Income	$(119,978)	$(60,528)	$(232,267)	$(231,961)

NOTE 17. INCOME TAXES

The effective income tax rate for the six month periods ended June 30, 2014, and 2013, including income taxes attributable to the discontinued operations, was 38.7% and 37.6%, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. The Company and its subsidiaries file consolidated income tax returns in the United States Federal jurisdiction and in several states. The Internal Revenue Service has audited the Company’s consolidated federal tax returns through the year 2007 and all proposed adjustments have been settled.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving the property. The proposed road modifications would impact access to the Company’s property that is leased to Harris Teeter. The Company does not believe the road modifications provided a basis for Harris Teeter to terminate the Lease. Regardless, in January 2013, NCDOT proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte proposed to build and maintain a new access road/point into the property. Both government entities have confirmed that funding is available and the redesigned project is proceeding. Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease if this project is built as currently redesigned. Because the redesigned project will not be completed until 2016, the condemnation case has been placed in administrative closure. As a result, the trial and mediation will not likely be scheduled until requested by the parties, most likely in 2016.

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

Contractual Funding Commitments

In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac Petroleum, Inc. (“RaceTrac”) in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500, and can be paid over the next five years from sales of the remaining land or at the end of the fifth year. As of June 30, 2014, the Company deposited approximately $284,000 of cash in escrow related to the improvements which is classified as restricted cash in the consolidated balance sheets. Accordingly, as of June 30, 2014, the remaining maximum commitment is $693,000.

On April 21, 2014 we executed a purchase and sale agreement to sell approximately 76 acres of unimproved land for the development of a distribution center. In connection with this transaction we are required to deliver the site in the condition necessary to begin vertical construction. Approximately $1.6 million has been incurred through June 30, 2014, which is included in Land and Development Costs in the consolidated balance sheets, and the estimated costs for the remaining obligation is approximately $1.3 million, of which $400,000 will be reimbursed to the Company by a private economic development organization. We expect to incur these costs through August of 2014 with the $400,000 reimbursement occurring in the third quarter of 2014. There can be no assurances the sale of approximately 76 acres will occur, or the timing of such sale, however, we expect to incur the estimated site development costs.

As of June 30, 2014, the Company is committed to fund the remaining $3.2 million of the $6.3 million first mortgage commitment for the redevelopment of an existing vacant retail property into a Container Store in Glendale, Arizona, which is expected to open during the first quarter of 2015. As of June 30, 2014, approximately $3.1 million was funded. The remaining $3.2 million may be drawn by the borrower as construction costs are incurred.

NOTE 19. BUSINESS SEGMENT DATA

The Company primarily operates in four primary business segments: income properties, investments in commercial loans, real estate operations, and golf operations. Our income property operations consist primarily of income-producing properties and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 69.2% and 67.1% of our identifiable assets as of June 30, 2014 and December 31, 2013, respectively, and 52.1% and 63.4% of our consolidated revenues for the six months ended June 30, 2014 and 2013, respectively. Our commercial loan investments consisted of one loan collateralized by a hotel property in Atlanta, Georgia as of December 31, 2013. As of June 30, 2014, our commercial loan investments consisted of a fixed-rate mezzanine commercial mortgage loan collateralized by the borrower’s equity interest in a hotel property in Atlanta, Georgia, a fixed-rate first mortgage commitment for the redevelopment of an existing vacant retail property into a Container Store in Glendale, Arizona, which is expected to open during the first quarter of 2015, and a variable rate B-Note secured by a retail shopping center in Sarasota, Florida. Our real estate operations primarily consist of revenues generated from land transactions and leasing and royalty income from our interests in subsurface oil, gas and mineral rights. Our golf operations consist of a single property located in the City, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation, fitness facility, and pro-shop with retail merchandise. The majority of the revenues generated by our golf operations are derived from members and public customers playing golf, club memberships, and food and beverage operations.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in the different segments for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Income Properties	$3,552,130	$3,192,714	$6,956,489	$6,147,230
Commercial Loan Investments	255,769	—	1,199,659	—
Real Estate Operations	1,003,668	302,977	2,280,181	641,325
Golf Operations	1,432,398	1,312,826	2,849,777	2,777,511
Agriculture and Other Income	17,477	30,506	75,321	128,183

Total Revenues	$6,261,442	$4,839,023	$13,361,427	$9,694,249

Operating Income:
Income Properties	$3,067,638	$2,810,642	$6,131,978	$5,535,649
Commercial Loan Investments	255,769	—	1,199,659	—
Real Estate Operations	859,958	118,714	1,957,255	335,584
Golf Operations	(79,796)	(112,546)	4,557	(55,490)
Agriculture and Other Income	(31,642)	(24,579)	(35,211)	41,729
General and Corporate Expense	(2,391,628)	(2,573,576)	(4,674,070)	(5,026,274)

Total Operating Income	$1,680,299	$218,655	$4,584,168	$831,198

Depreciation and Amortization:
Income Properties	$779,390	$639,969	$1,485,643	$1,279,914
Commercial Loan Investments	—	—	—	—
Real Estate Operations	—	—	—	—
Golf Operations	57,710	50,318	114,573	99,993
Agriculture and Other	9,281	6,337	18,173	15,851

Total Depreciation and Amortization	$846,381	$696,624	$1,618,389	$1,395,758

Capital Expenditures:
Income Properties	$15,484,082	$4,498	$16,236,106	$27,810,674
Commercial Loan Investments	11,948,338	—	16,948,338	—
Real Estate Operations	—	—	—	—
Golf Operations	20,768	19,697	56,161	85,820
Agriculture and Other	38,294	24,282	90,754	45,461

Total Capital Expenditures	$27,491,482	$48,477	$33,331,359	$27,941,955

NOTE 19. BUSINESS SEGMENT DATA (continued)

	As of
	June 30, 2014	December 31, 2013
Identifiable Assets:
Income Properties	$166,765,529	$151,682,578
Commercial Loan Investments	17,030,908	18,887,979
Real Estate Operations	31,636,639	29,929,179
Golf Operations	3,466,744	3,269,212
Agriculture and Other	21,679,463	22,414,732

Total Assets	$240,579,283	$226,183,680

Operating income represents income from continuing operations before loss on early extinguishment of debt, interest expense, interest income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses, impairment charges, depreciation and amortization expense, and gains (losses) on the disposition of assets. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Other assets consist primarily of cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations. There were no transactions between segments for any of the periods presented. Certain items in the prior years’ consolidated statement of operations have been reclassified to conform to the presentation of the consolidated statements of operations for the six months ended June 30, 2014. These reclassifications had no effect on the prior year presentation of income from continuing operations before income tax.

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

In April 2014, the FASB issued ASU 2014-08, which amends its guidance on the reporting of discontinued operations and disclosures of disposals of components of an entity. The amendments in this update are effective for annual reporting periods beginning after December 15, 2014. Under ASU 2014-08, the Company has determined that the disposal of an income property from its income property portfolio no longer qualifies as a discontinued operation. Due to the significant impact on the Company’s financial reporting, the Company has elected to early adopt ASU 2014-08, as permitted, and accordingly, income properties disposed of will no longer be classified as discontinued operations on a prospective basis.

In May 2014, the FASB issued ASU 2014-09, which amends its guidance on the recognition and reporting of revenue from contracts with customers. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its consolidated financial statements.

NOTE 21. SUBSEQUENT EVENTS

On July 17, 2014, the Company acquired a 52,665 square-foot building situated on approximately 7 acres leased to American Signature Furniture, in Daytona Beach, Florida. The lease has approximately 6 years remaining on an initial term of 15 years. The total purchase price was approximately $5.3 million, and is located within an approximately 250,000 square-foot retail shopping center anchored by Best Buy, PetSmart and Barnes & Noble. The Company also owns the property leased to Barnes & Noble.

On August 1, 2014 the Company executed the third amendment of our unsecured credit facility as follows: i) utilizing the accordion feature to increase the borrowing capacity to $75 million, ii) reducing the interest rate, which now ranges from 30-day LIBOR plus 135 basis points up to 30-day LIBOR plus 200 basis points, based on the Company’s debt level, iii) extending the maturity date more than two years to August 1, 2018, and iv) adjusting a number of our restrictive covenants and maintenance covenants primarily to provide us with greater flexibility in our investment activities. The Company paid a fee for increasing the borrowing commitment level pursuant to the credit facility terms.

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

OVERVIEW

We are a diversified real estate operating company. We own and manage commercial real estate properties in ten states in the U.S., as well as five self-developed, flex-office properties, with multiple tenants, located in Florida. Two of the self-developed properties which are adjacent to two existing self-developed properties, were completed during the quarter ended June 30, 2014. As of June 30, 2014, we owned thirty-six single-tenant income-producing properties, with more than 872,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,500 acres. As of June 30, 2014, we had three commercial loan investments including a fixed-rate mezzanine commercial mortgage loan collateralized by the borrower’s equity interest in a hotel property in Atlanta, Georgia, a fixed-rate first mortgage commitment for the redevelopment of an existing vacant retail property into a Container Store in Glendale, Arizona, which is expected to open during the first quarter of 2015, and a variable-rate B-Note secured by a retail shopping center in Sarasota, Florida. Our golf operations consist of the LPGA International golf club, which is managed by a third party. We also lease property for twenty-one billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Income Property Operations. We have pursued a strategy of investing in income-producing properties, when possible by utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes.

During the six months ended June 30, 2014, the Company acquired one income property at a total purchase price of approximately $14.7 million. During the six months ended June 30, 2013, the Company acquired seven income properties at a total purchase price of approximately $27.6 million.

Our current portfolio of thirty-six single-tenant income properties generates approximately $13.0 million of revenues from lease payments on an annualized basis and had an average remaining lease term of 9.9 years as of June 30, 2014. We expect to continue to focus on acquiring additional income-producing properties during fiscal year 2014, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing investments, we have self-developed five flex-office properties in Daytona Beach, Florida. The first self-developed property is the first phase of a twelve-acre commercial site located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida. The parcel includes an approximately 22,000 square-foot, two-story, flex-office building, known as the Concierge Office Building, which was 100% leased as of June 30, 2014. The second two properties, known as the Mason Commerce Center, consist of two flex-office buildings totaling approximately 31,000 square-feet (15,360 each). As of June 30, 2014, the combined occupancy of the two properties which make up the Mason Commerce Center was approximately 94%. During the three months ended June 30, 2014, construction was completed on two additional properties, known as Williamson Business Park, which are adjacent to the Mason Commerce Center. Williamson Business Park consists of two flex-office buildings totaling approximately 31,000 square-feet (15,360 each). As of June 30, 2014, the combined occupancy of the two properties which make up Williamson Business Park was approximately 25%. As of June 30, 2014, on an annualized basis, our self-developed, flex-office property portfolio generated approximately $980,000 of revenue from lease payments.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of non-core income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. Pursuant to our on-going review, five income-producing properties were sold during the year ended December 31, 2013; three of which were sold during the six months ended June 30, 2013. All of the proceeds from these sales were deployed through the like-kind exchange structure, in acquiring certain of the income properties we purchased in 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

No income-producing properties were sold during the six months ended June 30, 2014. The Company anticipates that future investments in income-producing assets could include deploying proceeds from selling non-core properties, utilizing the tax-deferred like-kind exchange structure, as circumstances permit.

Real Estate Operations. As of June 30, 2014, the Company owned over 10,500 acres of land in Daytona, Beach, Florida, along six miles of the west and east side of Interstate 95. Until the significant downturn in the U.S. economy in 2008, the Company’s land transaction activity was reasonably strong. During 2009, however, land transactions decreased significantly, and in fiscal years 2010 and 2011, there were effectively no land transactions. We believe the trend in Company revenues and income from real estate operations during this period were consistent with the overall trend of the national and local economies and the real estate markets in general. Over the last several years, roads and interstate overpasses have been constructed, extended, or improved in the Daytona Beach area, which we believe will benefit Company owned land and may have a positive impact on future activity and interest in our land assets. During the six months ended June 30, 2014, the Company sold approximately 3.1 acres to Halifax Humane Society, Inc. for $391,500, or approximately $128,000 per acre, for a gain of approximately $347,000. This parcel is located on LPGA Boulevard, just west of I-95 in Daytona Beach, Florida and is adjacent to an existing property owned by Halifax Humane Society, Inc. There were no land transactions during the three months ended June 30, 2014. During the three and six months ended June 30, 2013, there were no land transactions.

The Company owns impact fee and mitigation credits which, in aggregate, totaled approximately $5.9 million and $6.1 million as of June 30, 2014 and December 31, 2013, respectively. During the six months ended June 30, 2014 and 2013, the Company received cash payments of approximately $123,000 and $85,000 for impact fees with a basis of equal value. Additionally, the Company utilized approximately $46,000 of impact fees in the construction of the two flex-office buildings known as Williamson Business Park. Cash payments received for the conveyance of impact fee credits are not reflected as revenue in our consolidated statements of operations.

Historical revenues and income in our real estate operations are not indicative of future results because of the unique nature of land transactions and the time required to complete such transactions, and variations in the cost basis of the owned land. A significant portion of the Company’s revenue and income in any given year may be generated through relatively large land transactions. The timing for these land transactions, from the time of preliminary discussions through contract negotiations, due diligence periods, and the closing, can last from several months to several years. Although we believe there have been recent signals of improvement in the overall economy and credit markets, we expect the overall real estate market, particularly home building, will remain inconsistent in the near term, and as a result we believe our ability to enter into land transactions will remain challenging.

During the six months ended June 2014, no impairment charges were recognized related to our land holdings. During the quarter ended June 30, 2013 the Company recognized an impairment loss of approximately $616,000 on approximately 6.23 acres which was based on the contract price in a transaction that had been executed during that period for approximately 3.21 acres of the total 6.23 acres assessed for impairment. That transaction was terminated prior to closing, however, on December 20, 2013, the Company sold the approximately 6.23 acres to CarMax Auto Super Stores, Inc. for $1.05 million, or approximately $168,500 per acre. The basis in these acres was higher than is typical for the Company’s land holdings as this land had been reacquired through foreclosure in 2009.

Subsurface Interests. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 490,000 “surface” acres of land owned by others in 20 counties in Florida. The Company leases its interests to mineral exploration firms for exploration and drilling. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances revenues from royalties generated from oil production from the leased acreage. The Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator for revenues of approximately $60,000 and $72,000, during the three months ended June 30, 2014 and 2013, respectively. Oil royalties received during the six months ended June 30, 2014 and 2013 totaled approximately $129,000 and $144,000, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Lease income is being recognized on a straight-line basis over the guaranteed lease term. For the three months ended June 30, 2014 and 2013, lease income of approximately $821,000 and $229,000 was recognized, respectively. For the six months ended June 30, 2014 and 2013, lease income of approximately $1.6 million and $455,000 was recognized, respectively. There can be no assurance that the Oil Lease Amendment will be extended beyond the expiration of the current term of September 2014 or, if renewed, on similar terms or conditions.

The Company’s current policy is to not release any ownership rights with respect to its reserved mineral rights. The Company may release surface entry rights or other rights upon request of a surface owner who requires such a release for a negotiated release fee based on a percentage of the surface value. Such revenue from surface entry rights released totaled approximately $4,000 and $42,000 during the six months ended June 30, 2014 and 2013, respectively, none of which was recognized during the three months ended June 30, 2014, while approximately $2,000 was recognized during the three months ended June 30, 2013. Such revenue is included in Revenue from Real Estate Operations in our consolidated statements of operations.

Golf Operations. Golf operations consist of the LPGA International golf club, a semi-private golf club consisting of two 18-hole championship golf courses, designed by Rees Jones and Arthur Hills, a three-hole practice facility, also designed by Rees Jones, a clubhouse facility, food and beverage operations, and a fitness facility located within the LPGA International mixed-use residential community on the west side of Interstate 95 in Daytona Beach, Florida. During the 2012 and 2013 fiscal years, we completed approximately $534,000 of capital expenditures to renovate the clubhouse facilities, including a significant upgrade of the food and beverage operations, to add a fitness facility, and make other renovations to public areas.

The Company leases the land and certain improvements attributable to the golf courses under a long-term lease with the City of Daytona Beach, Florida (the “City”). The Company entered into a management agreement with an affiliate of ClubCorp America, effective January 25, 2012, to manage the LPGA International golf and clubhouse facilities. We believe ClubCorp, which owns and operates clubs and golf courses worldwide, brings substantial golf and club management expertise and knowledge to the LPGA International golf operations, including the utilization of national marketing capabilities, aggregated purchasing programs, and implementation of an affiliate membership program, which has improved and should continue to improve membership levels through the access to other member clubs in ClubCorp’s affiliate program.

In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, will remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of June 30, 2014, approximately $2.3 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

Commercial Loan Investments. Our investment in commercial loans or similar structured finance investments, such as mezzanine loans or other subordinated debt, has been and will continue to be secured by commercial real estate or a borrower’s pledge of its ownership interest in the entity that owns the real estate. In the future, we may invest in or originate mortgage loans secured by residential real estate developments. The first mortgage loans we have invested in and expect to continue to invest in or originate will typically be for fully constructed commercial real estate, located in the United States and that are current or performing with either a fixed or floating rate. However, we have invested in and may continue to invest in construction loans secured by the commercial or residential real estate being developed and the underlying land. Some of these loans may be syndicated in either a pari-passu or senior/subordinated structure. Commercial first mortgage loans generally provide for a higher recovery rate due to their senior position. Commercial mezzanine loans are typically secured by a pledge of the borrower’s equity ownership in the underlying commercial real estate. Unlike a mortgage, these loans do not represent a lien on the property. Investor’s rights in a mezzanine loan are usually governed by an intercreditor agreement that provides holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same commercial property. We may originate mortgage loans or provide other types of financing to the owners of commercial real estate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On August 7, 2013, the Company acquired a $19.6 million first mortgage loan secured by a hotel in Atlanta, Georgia, for approximately $17.5 million, a discount of approximately $2.05 million. The discount was being accreted into income ratably through the contractual maturity date in March 2014, which was included in Interest Income from Commercial Loan Investments in the consolidated financial statements. On January 6, 2014, the remaining commercial mortgage loan principal of $19.5 million was paid in full. The total revenue recognized during the six months ended June 30, 2014 was approximately $844,000 including the remaining accretion of the purchase discount of approximately $650,000, interest income of approximately $36,000, and an exit fee of approximately $195,000, offset by the remaining amortization of fees of approximately $37,000.

On January 31, 2014, the Company acquired a mezzanine loan secured by the borrower’s equity interest in an upper upscale hotel in Atlanta, Georgia, that was previously subject to the Company’s first commercial mortgage loan investment. The Company purchased the $5.0 million performing loan at par. The loan matures in February 2019 and bears a fixed interest rate of 12.00% per annum. Interest income recognized during the six months ended June 30, 2014 was approximately $252,000, with approximately $152,000 recognized during the three months ended June 30, 2014.

On May 16, 2014, the Company funded approximately $3.1 million of a $6.3 million first mortgage commitment for the redevelopment of an existing vacant retail property located into a Container Store in Glendale, Arizona, which is expected to open during the first quarter of 2015. The remaining commitment of approximately $3.2 million may be drawn by the borrower as construction costs are incurred. The loan matures in November 2015, includes one six-month extension option, and bears a fixed interest rate of 6.00% per annum. At closing, a loan origination fee of approximately $79,000 was received by the Company, and is being accreted ratably into income through the contractual maturity date in November 2015. Total interest revenue recognized during the three and six months ended June 30, 2014 was approximately $27,000.

On May 20, 2014, the Company acquired an approximate $9.0 million B-Note secured by a retail shopping center located in Sarasota, Florida. The loan matures in June 2015, includes three one-year extension options, and bears a floating interest rate of 30-day Libor plus 725 basis points. The loan is subordinate to an approximately $48.0 million A-Note collateralized by the same property, for a total debt balance of $57.0 million. Interest revenue recognized during the three and six months ended June 30, 2014 was approximately $77,000.

Agriculture and Other Income. Substantially all of our other income consists of revenues generated by our agricultural operations. The Company’s agricultural lands encompass approximately 10,300 acres in Daytona Beach, Florida. Our agricultural operations are managed by a third-party and consist of leasing land for hay production, timber harvesting, as well as hunting leases. During the quarter ended June 30, 2014, the Company executed a timber contract on approximately 403 acres with revenues expected in the third quarter.

SUMMARY OF OPERATING RESULTS FOR QUARTER ENDED JUNE 30, 2014 COMPARED TO JUNE 30, 2013

Total revenue for the quarter ended June 30, 2014 increased 29.4% to approximately $6.3 million, compared to approximately $4.8 million for the quarter ended June 30, 2013. The increase of approximately $1.5 million included approximately $359,000 of additional rent revenue generated by our income property portfolio, particularly from our acquisitions in 2013, approximately $256,000 of income generated by our commercial loan investments, approximately $701,000 of increased revenue from our real estate operations and an increase in revenue from golf operations. Net income for the quarter ended June 30, 2014, was approximately $723,000, or $0.13 per share, versus net income of approximately $252,000, or $0.04 per share in the same period in 2013. Contributing to the increase in net income of approximately $471,000 were the after tax results of the aforementioned increases in our revenues of approximately $1.5 million net of the increase in direct costs of those revenues of approximately $143,000, offset by increases in our depreciation and amortization of approximately $150,000 attributable to our larger income property portfolio, and increased interest expense of approximately $49,000. Our net income was impacted by increased general and administrative expenses, which increased by approximately $285,000, with such increase primarily reflecting an increase in our stock compensation costs of approximately $154,000 and an accrual of approximately $110,000 in the second quarter of 2014, in connection with an estimate of additional costs to monitor a parcel of less than one acre of land owned by the Company that previously had environmental remediation work performed. These increases were offset by an impairment charge of approximately $616,000 during the second quarter of 2013, relating to 6.23 acres of land sold in December 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $3.6 million and $3.1 million, respectively, during the quarter ended June 30, 2014, compared to total revenue and operating income of approximately $3.2 million and $2.8 million, respectively, for the quarter ended June 30, 2013. The direct costs of revenues for our income property operations totaled approximately $484,000 and $382,000 for the quarter ended June 30, 2014 and 2013, respectively. The 11.3% increase in revenues during the quarter ended June 30, 2014 reflects our expanded portfolio of income properties. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $102,000 in our direct costs of revenues, primarily the result of transaction costs expensed in connection with our acquisition of the income property in the second quarter of 2014 which had an existing lease in place at the time of acquisition.

REAL ESTATE OPERATIONS

During the quarter ended June 30, 2014, operating income from real estate operations was approximately $860,000 on revenues totaling approximately $1.0 million, an increase of approximately $741,000 in operating income as compared to the same period in 2013. For the quarter ended June 30, 2013, operating income was approximately $119,000 on revenues totaling approximately $303,000. The increase in revenue and operating income from our real estate operations is primarily attributable to an increase in revenue from our subsurface lease of approximately $592,000 which stems from the amendment of our eight-year oil exploration lease in September 2013, whereby we are recognizing the approximate $3.3 million lease payment received ratably into income through the expiration of the third year of the lease in September of this year, and approximately $123,000 of revenue from a fill dirt excavation agreement executed in late 2013. During the quarters ended June 30, 2014 and 2013, there were no land transactions.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $1.4 million and $1.3 million for the quarters ended June 30, 2014 and 2013, respectively. The total direct cost of golf operations revenues totaled approximately $1.5 million and $1.4 million for the quarters ended June 30, 2014 and 2013, respectively. The Company’s golf operations had a net operating loss of approximately $80,000 during the quarter ended June 30, 2014, representing a 29.1% improvement over the net operating loss of approximately $113,000 in the same period of 2013. The approximate $33,000 improvement in the net operating results from the golf operations was primarily due to increased revenues offset by reduced revenues for golf and related food and beverage reflecting reduced golf rounds played as a result of adverse weather conditions, specifically an increase of nearly 5.4% in rain levels during the quarter ended June 30, 2014, as compared to the same period in 2013. The improved revenues primarily reflected the increase in our memberships, which were impacted favorably by the addition of the fitness facility.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $256,000 during the quarter ended June 30, 2014. The interest income reflected approximately $152,000 of interest earned from the mezzanine loan acquired in January 2014 at a fixed interest rate of 12% per annum and approximately $104,000 in interest from our loan investments completed in the second quarter of 2014. The Company did not have investments in commercial loans as of or during the quarter ended June 30, 2013.

AGRICULTURE AND OTHER INCOME

For the quarter ended June 30, 2014, revenues from agriculture and other income, primarily our agriculture operations, totaled approximately $17,000, compared to approximately $31,000 in the same period in 2013. For the quarter ended June 30, 2014, the direct cost of revenues totaled approximately $49,000, compared to approximately $55,000, in the same period in 2013.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $1.5 million and $1.3 million for the quarters ended June 30, 2014 and 2013, respectively, an increase of approximately $200,000 or 15.4%. The increase in the quarter ended June 30, 2014 was primarily comprised of an increase in our stock compensation costs of approximately $154,000 and an accrual of approximately $110,000 in the second quarter in connection with an estimate of additional costs to monitor a parcel of less than one acre of land owned by the Company that previously had environmental remediation work performed.

Interest expense totaled approximately $518,000 and $469,000 for the quarters ended June 30, 2014 and 2013, respectively. The increased interest expense during the quarter ended June 30, 2014, as compared to the same quarter in 2013, reflects our increased net borrowings to finance our acquisitions of income properties and investments in commercial loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the twelve month period ending June 30, 2014, our long-term debt increased approximately $31.8 million. During the six months ended June 30, 2014, the Company received the principal payoff of the previously held commercial first mortgage loan investment, of which $18.0 million of the proceeds were used to pay down the outstanding balance of the Company’s revolving credit facility (the “Credit Facility”). Also, included in interest expense in the consolidated financial statements is the amortization of loan costs incurred in connection with the Company’s long-term debt. For the quarter ended June 30, 2014 and 2013, the amortization of loan costs totaled approximately $55,000 and $53,000, respectively.

SUMMARY OF OPERATING RESULTS FOR SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO JUNE 30, 2013

Total revenue for the six months ended June 30, 2014 increased 37.8% to approximately $13.4 million, compared to approximately $9.7 million for the six months ended June 30, 2013. The increase of approximately $3.7 million included approximately $809,000 of additional rent revenue generated by our income property portfolio, particularly from our acquisitions in 2013, approximately $1.2 million of income generated by our commercial loan investments, approximately $1.6 million of increased revenue from our real estate operations and an increase in revenue from our golf operations of approximately $72,000, offset by a slight decrease in revenue from our agriculture and other income. Net income for the six months ended June 30, 2014, was approximately $2.2 million, or $0.39 per share, versus net income of approximately $589,000, or $0.10 per share in same period in 2013. Contributing to the increase in net income of approximately $1.3 million were the after tax results of the aforementioned increases in our revenues of approximately $3.7 million net of the increase in direct costs of those revenues of approximately $266,000, offset by increases in our depreciation and amortization of approximately $223,000 attributable to our larger income property portfolio, increased interest expense of approximately $179,000 and increased general and administrative expenses, which increased by approximately $41,000, due to an accrual of $110,000 in the second quarter in connection with an estimate of additional costs to monitor a parcel of less than one acre of land owned by the Company that previously had environmental remediation work performed. These increases were offset by an impairment charge of approximately $616,000 during the second quarter of 2013, relating to 6.23 acres of land sold in December 2013.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $7.0 million and $6.1 million, respectively, during the six months ended June 30, 2014, compared to total revenue and operating income of approximately $6.1 million and $5.5 million, respectively, for the six months ended June 30, 2013. The direct costs of revenues for our income property operations totaled approximately $825,000 and $612,000 for the six months ended June 30, 2014 and 2013, respectively. The 13.2% increase in revenues during the six months ended June 30, 2014 reflects our expanded portfolio of income properties. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $213,000 in our direct costs of revenues, which was due primarily to the expensing of transaction costs in connection with our acquisition of the income property in the second quarter of 2014, which had an existing lease in place at the time of acquisition.

REAL ESTATE OPERATIONS

During the six months ended June 30, 2014, operating income from real estate operations was approximately $2.0 million on revenues totaling approximately $2.3 million, an increase of approximately $1.6 million in operating income, as compared to the same period in 2013. For the six months ended June 30, 2013, operating income was approximately $336,000 on revenues totaling approximately $641,000. The increase in revenue and operating income from our real estate operations was primarily attributable to an increase in revenue from our subsurface lease of approximately $1.2 million which stems from the amendment of our eight-year oil exploration lease in September 2013, whereby we are recognizing the approximate $3.3 million lease payment received ratably into income through the expiration of the third year of the lease in September of this year, and approximately $123,000 of revenue from a fill dirt excavation agreement executed in late 2013. Additionally, during the six months ended June 30, 2014, the Company sold approximately 3.1 acres to Halifax Humane Society, Inc. for $392,000 or approximately $128,000 per acre for a gain of approximately $347,000. During the six months ended June 30, 2013, there were no land transactions.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $2.8 million for the six months ended June 30, 2014 and 2013, respectively. Total direct cost of golf operations revenues also totaled approximately $2.8 million for the six months ended June 30, 2014 and 2013, respectively. The Company’s golf operations operating income was slightly above break-even during the six months ended June 30, 2014, representing a 108.2% improvement over the net operating loss of approximately $55,000 in the same period of 2013. The improved operating results reflected increased revenues from our memberships, which were impacted favorably by the addition of the fitness facility and offset by reduced revenues for golf and related food and beverage reflecting reduced golf rounds played as a result of adverse weather conditions, specifically an increase of nearly 49.8% in rain levels during the six months ended June 30, 2014, as compared to the same period in 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $1.2 million during the six months ended June 30, 2014. Specifically, interest income on the commercial mortgage loan acquired in August 2013, and paid in full in January 2014, totaled approximately $844,000 during the six months ended June 30, 2014, including the remaining accretion of the purchase discount of approximately $650,000, interest income of approximately $36,000, and an exit fee of approximately $195,000, offset by the remaining amortization of fees of approximately $37,000. The mezzanine loan acquired in January 2014 at a fixed interest rate of 12% per annum contributed interest income of approximately $250,000 during the six months ended June 30, 2014, and we recognized approximately $104,000 in interest from our loan investments completed in the second quarter of 2014. The Company did not have investments in commercial loans as of or during the six months ended June 30, 2013.

AGRICULTURE AND OTHER INCOME

For the six months ended June 30, 2014, revenues from agriculture and other income, primarily our agriculture operations, totaled approximately $75,000, compared to approximately $128,000 in the same period in 2013. The decrease in revenues during the six months ended June 30, 2014, was primarily attributable to revenues realized from additional timber harvesting during the six months ended June 30, 2013, as compared to the six months ended June 30, 2014. For the six months ended June 30, 2014, the direct cost of revenues totaled approximately $111,000, compared to approximately $86,000, in the same period in 2013, reflecting an increase of approximately $24,000.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $3.1 million and $3.0 million for the six months ended June 30, 2014 and 2013, respectively. The increase is comprised primarily of an accrual related to environmental monitoring of approximately $110,000, offset by a net reduction in other costs including legal expenses, insurance, and a decrease in payroll costs, related to a one-time separation payment of approximately $103,000, incurred during the first quarter of 2013.

Interest expense totaled approximately $985,000 and $806,000 for the six months ended June 30, 2014 and 2013, respectively. The increased interest expense during the six months ended June 30, 2014, as compared to the same quarter in 2013, reflects our increased net borrowings to finance our acquisitions of income properties and investments in commercial loans. During the twelve month period ending June 30, 2014, our long-term debt decreased approximately $31.8 million. Also, included in interest expense in the consolidated financial statements is the amortization of loan costs incurred in connection with the Company’s long-term debt. For the six months ended June 30, 2014 and 2013, the amortization of loan costs totaled approximately $110,000 and $94,000, respectively.

DISCONTINUED OPERATIONS

As of June 30, 2014 and 2013, no income properties were classified as held for sale in the consolidated balance sheets.

No income properties were disposed of during the six months ended June 30, 2014.

During the six months ended June 30, 2013, the Company sold its interest in three properties for a combined gain of approximately $531,000. Upon the sales, the properties’ operating results were included in discontinued operations for each period presented.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled approximately $3.9 million at June 30, 2014, excluding restricted cash. Restricted cash totaled approximately $843,000, of which approximately $241,000 is being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013, approximately $284,000 is being held in escrow related to a land transaction which closed in December 2013, and approximately $318,000 pertains to reserves in connection with our investment in a construction loan. Cash and cash equivalents totaled approximately $4.9 million at December 31, 2013, excluding restricted cash.

Our total cash balance at June 30, 2014 reflects cash flows provided by our operating activities totaling approximately $842,000, during the six months then ended, compared to the prior year’s cash flows provided by operating activities, in the same period, totaling approximately $1.8 million. The decrease in our cash flows from operations during the six months ended June 30, 2014 is primarily due to the approximate $3.3 million rent payment received by the Company in September 2013 for the third year of the Company’s eight-year oil exploration lease, which is included in the change in deferred revenue of approximately $1.6 million. Also contributing to the decrease in cash flows from operations was the remaining accretion of the discount on the Company’s first commercial mortgage loan investment of approximately $650,000 during the six months ended June 30, 2014 for which the cash payment is included in the $19.5 million principal payment received to pay off this first mortgage loan investment, and is included in cash flows from investing activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our cash flows used in investing activities totaled approximately $14.3 million for the six months ended June 30, 2014, reflecting the use of approximately $16.9 million to acquire three commercial loans and approximately $14.7 million to acquire one income property offset by the principal payoff of the previous commercial first mortgage loan investment of approximately $19.5 million.

Our cash flows provided by financing activities totaled approximately $12.5 million, for the six months ended June 30, 2014, primarily related to net borrowings on our Credit Facility of $13.0 million, as well as cash used to repurchase our common stock totaling approximately $928,000, offset by approximately $462,000 in proceeds from the exercise of stock options by our employees.

Our long-term debt balance totaled approximately $76.2 million at June 30, 2014, representing an increase of approximately $13.0 million from the balance of approximately $63.2 million at December 31, 2013. The increase in the long-term debt was primarily due to additional borrowings to fund the acquisition of one income property and three commercial loan investments, offset by the payoff of the previously held commercial first mortgage loan investment.

Dispositions. No income properties were disposed of during the six months ended June 30, 2014.

Credit Facility. The Company’s revolving Credit Facility matures on March 31, 2016 with the ability to extend the term for 1 year. The Credit Facility has borrowing capacity of $66 million with the ability to increase that capacity up to $125 million during the term. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day London Interbank Offer Rate (“LIBOR”) plus 150 basis points to the 30-day LIBOR plus 225 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company as defined in the Credit Facility. The Credit Facility also accrues a fee of 25 to 35 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity. The Credit Facility is unsecured and is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by Bank of Montreal (“BMO”) and also includes Wells Fargo Bank, N.A. and Branch Banking & Trust Company.

On August 1, 2014 the Company executed the third amendment of our unsecured credit facility as follows: i) utilizing the accordion feature to increase the borrowing capacity to $75 million, ii) reducing the interest rate, which now ranges from 30-day LIBOR plus 135 basis points up to 30-day LIBOR plus 200 basis points, based on the Company’s debt level, iii) extending the maturity date more than two years to August 1, 2018, and iv) adjusting a number of our restrictive covenants and maintenance covenants primarily to provide us with greater flexibility in our investment activities. The Company paid a fee for increasing the borrowing commitment level pursuant to the credit facility terms.

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

Acquisitions and Investments. During the six months ended June 30, 2014, the Company acquired one income property at a total purchase price of approximately $14.7 million. On January 31, 2014, the Company acquired a mezzanine loan secured by the borrower’s equity interest in a hotel in Atlanta, Georgia, that was previously subject to the Company’s commercial first mortgage loan investment. The Company purchased the $5.0 million performing loan at par. On May 16, 2014, the Company funded approximately $3.1 million of a $6.3 million first mortgage commitment for the redevelopment of an existing vacant retail property into a Container Store located in Glendale, Arizona, which is expected to open during the first quarter of 2015. On May 20, 2014, the Company acquired an approximate $9.0 million B-Note secured by a retail shopping center located in Sarasota, Florida. We are targeting additional investments between approximately $15.0 million and $25.0 million in income-producing properties or investments in loans secured by commercial real estate during the remainder of 2014. We expect to fund these acquisitions and investments utilizing the available capacity under our Credit Facility, other financings, cash from operations, proceeds from the dispositions of non-core income properties or transactions in our land assets, which we expect will qualify under the like-kind exchange deferred-tax structure, and additional funding sources.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Capital Expenditures. In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500. The Company’s commitment to fund the improvement costs benefiting the remaining acres of Company land can be paid over the next five years from sales of the remaining land or at the end of the fifth year. As of December 31, 2013, the Company deposited $283,500 of cash in escrow related to the improvements which is classified as restricted cash in the consolidated balance sheets. Accordingly, as of June 30, 2014, the remaining maximum commitment is $693,000.

In connection with the acquisition of the Lowes on April 22, 2014, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which are not required to be completed until December 2016. As of June 30, 2014, approximately $100,000 of these tenant improvements had been completed and funded leaving a remaining commitment of approximately $551,000 at June 30, 2014. As of June 30, 2014, we have no other contractual requirements to make capital expenditures.

On April 21, 2014 we executed a purchase and sale agreement to sell approximately 76 acres of unimproved land for the development of a distribution center. In connection with this transaction we are required to deliver the site in the condition necessary to begin vertical construction. Approximately $1.6 million has been incurred through June 30, 2014, which is included in Land and Development Costs in the consolidated balance sheets, and the estimated costs for the remaining obligation is approximately $1.3 million, of which $400,000 will be reimbursed to the Company by a private economic development organization and up to $1.4 million may be reimbursed by various governmental agencies subsequent to the closing of the transaction and achievement of certain other conditions related to the buyer’s commencement of operations. We expect to incur these costs through August of 2014 with the $400,000 reimbursement occurring in the third quarter of 2014 and the reimbursements by the governmental agencies, if any, likely occurring between 2015 and 2016. There can be no assurances the sale of approximately 76 acres will occur, or the timing of such sale, however, we expect to incur the estimated site development costs. Except for the aforementioned capital expenditures, investments in capital improvements can be reduced at our discretion based on operating cash needs. We do not anticipate investing significant funds on further improvements to the golf operation facilities in 2014.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with cash flow from our operations and approximately $20.2 million of available capacity on the existing $66.0 million Credit Facility, subject to the borrowing base requirements, as of June 30, 2014.

On April 26, 2012, the Company announced a voluntary Odd-Lot Buy-Back Program (the “Program”), whereby the Company offered to purchase shares from shareholders who owned less than 100 shares of the Company’s common stock as of April 26, 2012 for $31.00 per share. The Program reflected the Company’s interest in reducing the ongoing costs associated with shareholder recordkeeping and communications and to assist shareholders who may be deterred from selling their small lots of stock due to the costs that would be incurred. The Company paid all costs associated with the Program and purchased 14,634 shares under the Program at a total cost of approximately $454,000. The Program expired June 30, 2012. The Company did not provide any recommendation regarding shareholder participation and the decision was entirely that of each shareholder as to whether to sell shares in this Program.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. Through June 30, 2014, 30,496 shares had been repurchased at a total cost of approximately $1.0 million with repurchase of 25,836 shares at a total cost of approximately $928,000 occurring during the six months ended June 30, 2014. The shares repurchased in 2014 are being held in treasury, whereas, the 4,660 shares repurchased in 2009 were treated as cancelled shares.

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2013. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the six months ended June 30, 2014, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We are primarily exposed to interest rate risk on our outstanding debt borrowings, which totaled approximately $76.2 million at June 30, 2014. Our borrowings include approximately $45.8 million outstanding on our $66.0 million revolving credit facility, which bears a variable rate of interest based on the 30-day LIBOR and our level of borrowing as a percentage of our total asset value. Approximately $30.4 million of our outstanding debt bears interest at a weighted average fixed rate of 3.67%. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by approximately $458,000.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of June 30, 2014, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving the property. The proposed road modifications would impact access to the Company’s property that is leased to Harris Teeter. The Company does not believe the road modifications provided a basis for Harris Teeter to terminate the Lease. Regardless, in January 2013, NCDOT proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte proposed to build and maintain a new access road/point into the property. Both government entities have confirmed that funding is available and the redesigned project is proceeding. Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease if this project is built as currently redesigned. Because the redesigned project will not be completed until 2016, the condemnation case has been placed in administrative closure. As a result, the trial and mediation will not likely be scheduled until requested by the parties, most likely in 2016.

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

We wish to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year-ended December 31, 2014, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market in the City and Volusia County, Florida; the impact of a prolonged recession or further downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of environmental and land use regulations; extreme or severe weather conditions; the impact of competitive real estate activity; variability in quarterly results due to the unpredictable timing of land transactions; the loss of any major income property tenants; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the six months ended June 30, 2014, which were not previously reported.

The following share repurchases were made during the six months ended June 30, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
1/1/2014 – 1/31/2014	—	$—	—	$7441,698	(1)
2/1/2014 – 2/28/2014	6,073	$35.20	6,073	$7,227,899
3/1/2014 – 3/31/2014	19,763	$36.13	19,763	$6,513,785
4/1/2014 – 4/30/2014	—	$—	—	$6,513,785
5/1/2014 – 5/31/2014	—	$—	—	$6,513,785
6/1/2014 – 6/30/2014	—	$—	—	$6,513,785

Total	25,836	$35.92	25,836	$6,513,785

(1)	Pursuant to a covenant in our credit facility, which includes the Odd-Lot Buy-Back Program as part of our stock repurchase capacity, the maximum approximate dollar value of shares that may yet be purchased under the plan was $7,441,698 as of December 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

On August 1, 2014, Consolidated-Tomoka Land Co. (the “Company”) entered into the Third Amendment to the Credit Agreement by and among the Company, as Borrower, the subsidiaries of the Company party thereto, as Guarantors, the financial institutions party thereto, as Lenders, and Bank of Montreal, as Administrative Agent (the “Third Amendment”) further amending that certain Credit Agreement dated February 27, 2012, by and among the same parties (as previously amended, the “Credit Agreement”). The Third Amendment, among other things, amends the Credit Agreement as follows:

•	Increasing the lending commitment from $66.0 million up to $75.0 million under the accordion feature;

•	Lowering the interest rate for indebtedness outstanding to a rate ranging from LIBOR plus 135 basis points up to LIBOR plus 200 basis points, with the spread over LIBOR based on a ratio of the Company’s total indebtedness to total asset value; and

•	Extending the maturity date to August 1, 2018, subject to a one-year extension at the option of the Company.

The foregoing does not constitute a complete summary of the terms and conditions of, and the descriptions contained herein are qualified in their entirety by reference to, the Third Amendment, which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and the Credit Agreement, previously filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

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

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

August 1, 2014	By:	/S/ JOHN P. ALBRIGHT
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

August 1, 2014	By:	/S/ MARK E. PATTEN
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)