Form 10-Q
period 2014-09-30
CONSOLIDATED TOMOKA LAND CO
filed 2014-10-28
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Class of Common Stock Outstanding

October 22, 2014

$1.00 par value 5,867,180

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2014	December 31, 2013
ASSETS
Property, Plant, and Equipment:
Land, Timber, and Subsurface Interests	$15,312,067	$15,291,911
Golf Buildings, Improvements, and Equipment	3,298,993	3,103,979
Income Properties, Land, Buildings, and Improvements	172,641,924	154,902,374
Other Furnishings and Equipment	994,941	955,597
Construction in Progress	—	987,303

Total Property, Plant, and Equipment	192,247,925	175,241,164
Less, Accumulated Depreciation and Amortization	(14,865,344)	(13,260,856)

Property, Plant, and Equipment - Net	177,382,581	161,980,308
Land and Development Costs	22,863,889	23,768,914
Intangible Assets - Net	6,697,873	6,359,438
Assets Held for Sale	3,153,762	—
Impact Fee and Mitigation Credits	5,649,220	6,081,433
Commercial Loan Investments	27,399,082	18,845,053
Cash and Cash Equivalents	2,219,256	4,932,512
Restricted Cash	1,425,507	366,645
Investment Securities	864,342	729,814
Net Pension Asset	492,806	407,670
Other Assets	4,188,156	2,711,893

Total Assets	$252,336,474	$226,183,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$712,355	$872,331
Accrued Liabilities	5,483,109	4,726,809
Deferred Revenue	3,449,265	3,344,351
Accrued Stock-Based Compensation	428,217	247,671
Income Taxes Payable	110,559	1,044,061
Deferred Income Taxes - Net	33,989,478	32,552,068
Long-Term Debt	81,190,011	63,227,032

Total Liabilities	125,362,994	106,014,323

Shareholders’ Equity:
Common Stock -25,000,000 shares authorized; $1 par value, 5,907,650 shares issued and -5,867,180 shares outstanding at September 30, 2014; 5,866,759 shares issued and 5,852,125 shares outstanding at December 31, 2013	5,831,083	5,767,192
Treasury Stock - 40,470 shares at September 30, 2014; 14,634 shares at December 31, 2013	(1,381,566)	(453,654)
Additional Paid-In Capital	10,565,383	8,509,976
Retained Earnings	112,111,407	106,581,305
Accumulated Other Comprehensive Loss	(152,827)	(235,462)

Total Shareholders’ Equity	126,973,480	120,169,357

Total Liabilities and Shareholders’ Equity	$252,336,474	$226,183,680

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues
Income Properties	$3,864,632	$3,298,447	$10,821,121	$9,445,677
Interest Income from Commercial Loan Investments	382,087	644,198	1,581,746	644,198
Real Estate Operations	8,645,034	1,369,397	10,925,215	2,010,722
Golf Operations	994,651	981,118	3,844,428	3,758,629
Agriculture and Other Income	182,731	20,845	258,052	149,028

Total Revenues	14,069,135	6,314,005	27,430,562	16,008,254

Direct Cost of Revenues
Income Properties	(456,869)	(427,341)	(1,281,380)	(1,038,922)
Real Estate Operations	(3,435,357)	(174,411)	(3,758,283)	(480,152)
Golf Operations	(1,309,789)	(1,321,337)	(4,155,009)	(4,154,338)
Agriculture and Other Income	(34,158)	(33,821)	(144,690)	(120,275)

Total Direct Cost of Revenues	(5,236,173)	(1,956,910)	(9,339,362)	(5,793,687)

General and Administrative Expenses	(1,506,964)	(1,207,593)	(4,562,645)	(4,221,831)
Impairment Charges	(421,040)	—	(421,040)	(616,278)
Depreciation and Amortization	(886,618)	(732,427)	(2,505,007)	(2,128,185)

Total Operating Expenses	(8,050,795)	(3,896,930)	(16,828,054)	(12,759,981)

Operating Income	6,018,340	2,417,075	10,602,508	3,248,273

Interest Income	14,246	—	42,564	391
Interest Expense	(569,154)	(509,898)	(1,554,583)	(1,316,026)

Income from Continuing Operations
Before Income Tax Expense	5,463,432	1,907,177	9,090,489	1,932,638
Income Tax Expense	(1,984,741)	(735,713)	(3,388,483)	(736,121)

Income from Continuing Operations	3,478,691	1,171,464	5,702,006	1,196,517
Income from Discontinued Operations (Net of Tax)	—	70,840	—	634,602

Net Income	$3,478,691	$1,242,304	$5,702,006	$1,831,119

Per Share Information:
Basic and Diluted
Income from Continuing Operations	$0.60	$0.21	$0.99	$0.21
Income from Discontinued Operations (Net of Tax)	—	0.01	—	0.11

Net Income	$0.60	$0.22	$0.99	$0.32

Dividends Declared and Paid	$0.00	$0.00	$0.03	$0.03

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Income	$3,478,691	$1,242,304	$5,702,006	$1,831,119

Other Comprehensive Income
Unrealized Gain on Investment Securities (Net of Tax of $2,464 and $51,893 for the three and nine months ended September 30, 2014, respectively)	3,926	—	82,635	—

Total Other Comprehensive Income, Net of Tax	3,926	—	82,635	—

Total Comprehensive Income	$3,482,617	$1,242,304	$5,784,641	$1,831,119

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2013	$5,767,192	$(453,654)	$8,509,976	$106,581,305	$(235,462)	$120,169,357
Net Income	—	—	—	5,702,006	—	5,702,006
Stock Repurchase	—	(927,912)	—	—	—	(927,912)
Exercise of Stock Options	26,255	—	1,175,883	—	—	1,202,138
Vested Restricted Stock	37,500	—	370,471	—	—	407,971
Stock Issuance	136	—	6,106	—	—	6,242
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	502,947	—	—	502,947
Cash Dividends ($0.03 per share)	—	—	—	(171,904)	—	(171,904)
Other Comprehensive Income, Net of Tax	—	—	—	—	82,635	82,635

Balance September 30, 2014	$5,831,083	$(1,381,566)	$10,565,383	$112,111,407	$(152,827)	$126,973,480

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash Flow from Operating Activities:
Net Income	$5,702,006	$1,831,119
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,505,008	2,211,346
Loan Cost Amortization	173,964	147,917
Loss (Gain) on Disposition of Property, Plant, and Equipment and Intangible Assets	—	(557,216)
Loss (Gain) on Disposition of Assets Held for Sale	—	26,367
Impairment Charges	421,040	616,278
Discount Accretion on Commercial Loan Investments	(649,658)	(526,966)
Accretion of Commercial Loan Investments Origination Fees	(10,156)	—
Amortization of Fees on Acquisition of Commercial Loan Investments	29,711	20,021
Deferred Income Taxes	1,385,517	(710,518)
Non-Cash Compensation	1,021,955	852,536
Decrease (Increase) in Assets:
Refundable Income Taxes	—	239,720
Land and Development Costs	905,025	712,064
Impact Fees and Mitigation Credits	432,213	180,908
Net Pension Asset	(85,136)	—
Other Assets	(1,650,227)	(667,578)
Increase (Decrease) in Liabilities:
Accounts Payable	(159,976)	13,342
Accrued Liabilities	756,300	(819,688)
Deferred Revenue	104,914	3,348,632
Accrued Stock-Based Compensation	—	14,707
Net Pension Obligation	—	91,751
Income Taxes Payable	(933,502)	1,356,638

Net Cash Provided By Operating Activities	9,948,998	8,381,380

Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment	(20,815,135)	(36,790,580)
Acquisition of Intangible Assets	(1,069,145)	(2,920,739)
Acquisition of Commercial Loan Investments	(27,388,926)	(17,655,367)
Increase in Restricted Cash	(1,058,862)	(322,562)
Proceeds from Disposition of Property, Plant, and Equipment, Net	63,762	7,198,436
Proceeds from Disposition of Assets Held for Sale, Net	—	3,407,133
Principal Payments Received on Commercial Loan Investments	19,465,000	95,000

Net Cash Used In Investing Activities	(30,803,306)	(46,988,679)

Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	69,025,000	85,250,000
Payments on Long-Term Debt	(51,062,021)	(47,649,817)
Cash Proceeds from Exercise of Stock Options	869,918	519,849
Cash Used to Purchase Common Stock	(927,912)	—
Cash from Excess Tax Benefit from Vesting of Restricted Stock	407,971	101,032
Dividends Paid	(171,904)	(172,080)

Net Cash Provided By Financing Activities	18,141,052	38,048,984

Net Decrease in Cash	(2,713,256)	(558,315)
Cash, Beginning of Year	4,932,512	1,301,739

Cash, End of Period	$2,219,256	$743,424

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Income taxes totaling approximately $2.5 million and $187,000 were paid during the nine months ended September 30, 2014 and 2013, respectively. Income taxes refunded totaling approximately $39,000 were received during the nine months ended September 30, 2013, while no refunds were received during the nine months ended September 30, 2014.

Interest totaling approximately $1.4 million and $1.1 million was paid in the first nine months of 2014 and 2013, respectively.

During the year ended December 31, 2012, the Company recorded a legal reserve in the amount of approximately $723,000 related to a certain legal proceeding. This non-cash transaction was reflected on the consolidated balance sheet as an increase in accrued liabilities and on the consolidated statement of operations as an increase in general and administrative expenses. During the first quarter of the year ended December 31, 2013, the Company settled this legal proceeding resulting in a non-cash conveyance of certain acreage in the amount of approximately $703,000. This non-cash transaction was reflected on the consolidated balance sheet as a decrease in land and development costs and accrued liabilities.

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS

Description of Business

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own and manage commercial real estate properties in ten states in the U.S., as well as five self-developed, multi-tenant, flex-office properties, located in Florida. As of September 30, 2014, we owned thirty-seven single-tenant income-producing properties, with more than 924,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,500 acres. As of September 30, 2014, we had four commercial loan investments including a fixed-rate mezzanine commercial mortgage loan collateralized by the borrower’s equity interest in a hotel property in Atlanta, Georgia, a fixed-rate first mortgage commitment for the redevelopment of an existing vacant retail property into a Container Store in Glendale, Arizona, which is expected to open during the first quarter of 2015, a variable-rate B-Note secured by a retail shopping center in Sarasota, Florida, and a variable-rate mezzanine commercial mortgage loan collateralized by the borrower’s equity interest in a hotel property in Dallas, Texas. Our golf operations consist of the LPGA International golf club, which is managed by a third party. We also lease property for twenty-one billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

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

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and bank demand accounts.

Restricted Cash

Restricted cash totaled approximately $1.4 million at September 30, 2014 of which approximately $322,000 is being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013, approximately $284,000 is being held in escrow related to a land transaction which closed in December 2013, and approximately $270,000 is being held in reserve for future interest and property tax payments in connection with our construction loan on a vacant retail property in Glendale, Arizona. Additionally, approximately $550,000 is being held in a reserve related to certain required tenant improvements for the Lowes in Katy, Texas.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, investment securities, accounts receivable, and accounts payable at September 30, 2014 and December 31, 2013, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s investments in commercial loans approximate fair value at September 30, 2014 and December 31, 2013, since the floating and fixed rates of the loans reasonably approximates current market rates for notes with similar risks and maturities. The carrying amount of the Company’s long-term debt approximates fair value at September 30, 2014 and December 31, 2013, since the floating rate of our credit facility and the fixed rates of our secured financings reasonably approximate current market rates for notes with similar risks and maturities.

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

Commercial Loan Investment Impairment

The Company’s commercial loans are held for investment. For each loan, the Company evaluates the performance of the collateral property and the financial and operating capabilities of the borrower/guarantor, in part, to assess whether any deterioration in the credit has occurred and for possible impairment of the loan. Impairment would reflect the Company’s determination that it is probable that all amounts due according to the contractual terms of the loan would not be collected. Impairment is measured based on the present value of the expected future cash flows from the loan discounted at the effective rate of the loan or the fair value of the collateral. Upon measurement of impairment, the Company would record an allowance to reduce the carrying value of the loan with a corresponding recognition of loss in the results of operations. Significant exercise of judgment is required in determining impairment, including assumptions regarding the estimate of expected future cash flows, collectability of the loan, the value of the underlying collateral and other provisions including guarantees. The Company has determined that, as of September 30, 2014, no allowance for impairment was required.

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

Reclassifications

Certain items in the prior period’s consolidated statements of operations have been reclassified to conform to the presentation of statements of operations for the nine months ended September 30, 2014. Specifically, loan cost amortization was previously included in depreciation and amortization on the consolidated financial statements and is now included in interest expense. These reclassifications had no effect on the current and prior periods of income (loss) from continuing operations before taxes. Additionally, certain items in the prior period’s consolidated statements of cash flows have been reclassified to conform to the current presentation. Specifically, the change in impact fees and mitigation credits was previously included with other assets and is now a separate line item to conform to the new line item on the consolidated balance sheets. The changes in accrued stock-based compensation and the net pension obligation were previously included with the change in accrued liabilities and are now separate line items to conform to the consolidated balance sheet presentation. These reclassifications had no effect on the net increase or decrease in cash and cash equivalents.

NOTE 2. INCOME PROPERTIES

During the nine months ended September 30, 2014, the Company acquired two income properties at an acquisition cost of approximately $20.0 million. Of the total acquisition cost, approximately $7.1 million was allocated to land, approximately $11.8 million was allocated to buildings and improvements, and approximately $1.1 million was allocated to intangible assets pertaining to the in-place lease value. The amortization period for the approximate $1.1 million allocated to intangible assets was approximately 10.6 years at the time of acquisition. Additionally, during the nine months ended September 30, 2014, construction was completed on two self-developed properties, known as the Williamson Business Park, in Daytona Beach, Florida for a total cost of approximately $2.4 million of which approximately $2.2 million was incurred for building and improvements and approximately $221,000 was related to the transfer of basis in the previously owned land.

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

Also during the quarter ended September 30, 2014, the Company completed a five year extension of the lease with Best Buy in McDonough, GA with four one-year extension options at a slightly reduced rate.

During the nine months ended September 30, 2013, the Company acquired nine income properties at a total acquisition cost of approximately $39.5 million. Of the total acquisition cost, approximately $13.2 million was allocated to land, approximately $23.4 million was allocated to buildings and improvements, and approximately $2.9 million was allocated to intangible assets pertaining to the in-place lease value. The weighted average amortization period for the approximate $2.9 million allocated to intangible assets was approximately 10.5 years at the time of acquisition.

NOTE 3. DISCONTINUED OPERATIONS

No income properties were disposed of during the nine months ended September 30, 2014. However, the 14,560 square-foot building located in Apopka, Florida, which is leased to Walgreens was presented as assets held for sale on the consolidated balance sheet as of September 30, 2014 as the property is under contract and considered highly probable to close. As the Company has adopted ASU 2014-08, the operating results of this property have not been included in discontinued operations as the disposition does not qualify as a discontinued operation.

During the nine months ended September 30, 2013, the Company sold its interest in three properties for a combined gain of approximately $531,000. Upon the sales, the properties’ operating results were included in discontinued operations for each period presented.

Following is a summary of income from discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Leasing Revenue and Other Income	$—	$132,902	$—	$585,443
Costs and Other Expenses	(—)	(17,575)	(—)	(83,160)

Income from Operations	—	115,327	—	502,283
Gain on Sale of Property	—	—	—	530,849

Income before Income Tax Expense	—	115,327	—	1,033,132
Income Tax Expense	(—)	(44,487)	(—)	(398,530)

Income from Discontinued Operations	$—	$70,840	$—	$634,602

NOTE 4. COMMERCIAL LOAN INVESTMENTS

On January 31, 2014, the Company acquired a mezzanine loan secured by the borrower’s equity interest in an upper upscale hotel in Atlanta, Georgia, that was previously subject to the Company’s first commercial mortgage loan investment. The Company purchased the $5.0 million performing loan at par. The loan matures in February 2019 and bears a fixed interest rate of 12.00% per annum. Interest revenue recognized during the three and nine months ended September 30, 2014 was approximately $153,000 and $405,000, respectively.

On May 16, 2014, the Company funded approximately $3.1 million of a $6.3 million first mortgage commitment for the redevelopment of an existing vacant retail property into a Container Store located in Glendale, Arizona, which is expected to open during the first quarter of 2015. During the three months ended September 30, 2014, approximately $431,000 in draws were funded by the Company, leaving a remaining commitment of approximately $2.8 million, which may be drawn by the borrower as construction costs are incurred. The loan matures in November 2015, includes one nine-month extension option, and bears a fixed interest rate of 6.00% per annum. At closing, a loan origination fee of approximately $79,000 was received by the Company and is being accreted ratably into income through the contractual maturity date in November 2015. Total interest revenue recognized during the three and nine months ended September 30, 2014 was approximately $57,000 and $84,000, respectively.

On May 20, 2014, the Company acquired an approximate $9.0 million B-Note secured by a retail shopping center located in Sarasota, Florida. The loan matures in June 2015, includes three one-year extension options, and bears a floating interest rate of 30-day London Interbank Offer Rate (“LIBOR”) plus 725 basis points. The loan is subordinate to an approximately $48.0 million A-Note collateralized by the same property, for a total debt balance of $57.0 million. Interest revenue recognized during the three and nine months ended September 30, 2014 was approximately $170,000 and $247,000, respectively.

On September 30, 2014, the Company acquired a mezzanine loan secured by the borrower’s equity interest in an upper upscale hotel in Dallas, Texas. The Company purchased the $10.0 million performing loan at par. The loan matures in September 2016 and bears a floating interest rate of 30-day LIBOR plus 725 basis points. The loan is junior to a $64.0 million first mortgage on the hotel in Dallas, Texas. Interest revenue recognized during the three and nine months ended September 30, 2014 was approximately $2,000.

NOTE 4. COMMERCIAL LOAN INVESTMENTS (continued)

The Company’s commercial loan investment portfolio comprised the following at September 30, 2014:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Mezz - Hotel - Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%
Construction - Container Store - Glendale, AZ	May 2014	November 2015	$6,300,000	$3,507,208	$3,438,615	6.00%
B-Note - Retail Shopping Center - Sarasota, FL	May 2014	June 2015	$8,960,467	$8,960,467	$8,960,467	30-day LIBOR plus 7.25%
Mezz - Hotel - Dallas, TX	September 2014	September 2016	$10,000,000	$10,000,000	$10,000,000	30-day LIBOR plus 7.25%

Total			$30,260,467	$27,467,675	$27,399,082

The carrying value of the commercial loan investments as of September 30, 2014 consisted of the following:

Total
Current Face Amount	$27,467,675
Unaccreted Origination Fees	(68,593)

Total Commercial Loan Investments	$27,399,082

On August 7, 2013, the Company acquired a $19.6 million first mortgage loan secured by a hotel in Atlanta, Georgia, for approximately $17.5 million, a discount of approximately $2.05 million. The discount was being accreted into income ratably through the contractual maturity date in March 2014, which is included in Interest Income from Commercial Loan Investments in the consolidated financial statements. On January 6, 2014, the remaining commercial mortgage loan principal of $19.5 million was paid in full. The total revenue recognized during the nine months ended September 30, 2014 which was recognized entirely during the quarter ended March 31, 2014, was approximately $844,000 including the remaining accretion of the purchase discount of approximately $650,000, interest income of approximately $36,000, and an exit fee of approximately $195,000, offset by the remaining amortization of fees of approximately $37,000. The total revenue recognized during the nine months ended September 30, 2013, which was recognized entirely during the quarter ended September 30, 2013, was approximately $644,000 including accretion of the purchase discount of approximately $527,000 and interest income of approximately $137,000, offset by approximately $20,000 of amortization of loan origination fees

The Company’s commercial loan investment portfolio comprised the following at December 31, 2013:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon

Hotel - Atlanta, GA	August 2013	March 2014	$19,560,000	$19,465,000	$18,845,053	30-day LIBOR plus 4.50%

Total			$19,560,000	$19,465,000	$18,845,053

The carrying value of the commercial loan investments as of December 31, 2013 consisted of the following:

Total
Current Face Amount	$19,465,000
Unamortized Fees	29,711
Unaccreted Purchase Discount	(649,658)

Total Commercial Loan Investments	$18,845,053

NOTE 5. LAND AND SUBSURFACE INTERESTS

During the nine months ended September 30, 2014, the Company sold approximately 3.1 acres to Halifax Humane Society, Inc. for $391,500, or approximately $128,000 per acre, for a gain of approximately $347,000. This parcel is located on LPGA Boulevard, just west of I-95 in Daytona Beach, Florida and is adjacent to an existing property owned by Halifax Humane Society, Inc.

During the three months ended September 30, 2014, the Company sold approximately 75.6 acres of land, located on the east side of Interstate 95, to a distribution center for approximately $7.8 million, or approximately $103,000 per acre, for a gain at closing of approximately $3.9 million with an additional gain of approximately $324,000 to be recognized on a percentage-of-completion basis as certain road improvements are completed through the estimated completion date of February 2015. In addition, the Company expects to receive payments totaling approximately $1.1 million in late 2015 from Volusia County, based upon certain milestones being achieved including when the distribution center receives its certificate of occupancy and the dates when specified numbers of jobs have been created at the buyer’s operations. Although there can be no assurances that the Company will receive the $1.1 million, such payments would bring the total gain on the sale to approximately $5.3 million.

During the three and nine months ended September 30, 2013, there were no land transactions.

During 2011, an eight-year oil exploration lease covering approximately 136,000 net mineral acres primarily located in Lee County and Hendry County, Florida was executed and an approximate $914,000 first year rental payment was received. An additional approximate $922,000, representing the guaranteed payment for the second year’s delay rent, was received in September 2012. The two payments totaling approximately $1.8 million have been recognized ratably into income through September 2013. On September 22, 2013, the Company entered into an amendment of the exploration lease (the “Oil Lease Amendment”). Under the Oil Lease Amendment, the net mineral acres under exploration lease was reduced from approximately 136,000 net mineral acres to approximately 82,000 net mineral acres in Hendry County, Florida. The approximately 54,000 net mineral acres removed from the exploration lease were located in Lee County, Florida. In connection with the Oil Lease Amendment, the Company received an approximate $3.3 million rent payment for the third year of the Company’s eight-year oil exploration lease. The payment was recognized ratably over the 12 month lease period ending in September 2014. Also during September 2013, the Company received, and recognized as revenue, a non-refundable penalty payment of $1.0 million relating to the drilling requirements in the lease. During September 2014, the Company received an approximate $1.9 million rent payment for the adjusted acreage of 42,000 acres for the fourth year of the Company’s eight-year exploration lease, which is being recognized ratably over the 12 month lease period ending in September 2015. Also during September 2014, the Company received, and recognized as revenue, a non-refundable penalty payment of $600,000 relating to drilling requirements in the lease. The terms of the lease state the Company will receive royalty payments if production occurs and may receive additional annual rental payments if the lease is continued in years four through eight.

Lease income generated by the Oil Lease Amendment is being recognized on a straight-line basis over the guaranteed lease term. For the three months ended September 30, 2014 and 2013, lease income of approximately $799,000 and $283,000 was recognized, respectively. For the nine months ended September 30, 2014 and 2013, lease income of approximately $2.4 million and $738,000 was recognized, respectively. There can be no assurance that the Oil Lease Amendment will be extended beyond the expiration of the current term of September 2015 or, if renewed, on similar terms or conditions.

In addition, the Company generated revenue of approximately $139,000 during the nine months ended September 30, 2014 from a fill dirt excavation agreement executed in late 2013.

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

Available-for-Sale securities consisted of the following:

	As of and For the Nine Months Ended September 30, 2014
	Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value (Level 1 Inputs)
Preferred Stock	$729,814	$134,528	$—	$864,342

Total Equity Securities	$729,814	$134,528	$—	$864,342

Total Available-for-Sale Securities	$729,814	$134,528	$—	$864,342

NOTE 6. INVESTMENT SECURITIES (continued)

The net gain of approximately $83,000 during the nine months ended September 30, 2014, net of tax of approximately $52,000, is included in other comprehensive income. Included in other comprehensive income is the net gain of approximately $4,000 during the three months ended September 30, 2014, net of tax of approximately $2,000. As of and for the three and nine months ended September 30, 2013, the Company held no investment securities.

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents	$2,219,256	$2,219,256	$4,932,512	$4,932,512
Restricted Cash	1,425,507	1,425,507	366,645	366,645
Investment Securities	864,342	864,342	729,814	729,814
Commercial Loan Investments	27,399,082	27,467,675	18,845,053	19,297,110
Long-Term Debt	81,190,011	81,190,011	63,227,032	63,227,032

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

NOTE 8. INTANGIBLE ASSETS

As of September 30, 2014, the in-place lease value totaled approximately $6.7 million, net of accumulated amortization of approximately $3.4 million. At December 31, 2013, the in-place lease value totaled approximately $6.4 million, net of accumulated amortization of approximately $3.0 million. Amortization expense for the three months ended September 30, 2014 and 2013 was approximately $196,000 and $168,000, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 was approximately $545,000 and $500,000, respectively.

The estimated future amortization expense related to intangible assets is as follows:

Year Ending December 31,	Amount
Remainder of 2014	$194,964
2015	779,857
2016	741,768
2017	651,015
2018	643,327
2019	628,492
Thereafter	3,058,450

Total	$6,697,873

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

During the three and nine months ended September 30, 2014, an impairment charge of approximately $421,000 was recognized on the income property held for sale as of September 30, 2014. The total impairment charge represents the loss on the sale of approximately $228,000 plus estimated closing costs of approximately $193,000.

NOTE 9. IMPAIRMENT OF LONG-LIVED ASSETS (continued)

During the quarter and nine months ended September 30, 2013 the Company recognized an impairment loss of approximately $616,000 on approximately 6.23 acres which was based on the contract price in a transaction that had been executed during that period for approximately 3.21 acres of the total 6.23 acres assessed for impairment. That transaction was terminated prior to closing, however, on December 20, 2013, the Company sold the approximately 6.23 acres to CarMax Auto Super Stores, Inc. for $1.05 million, or approximately $168,500 per acre. The basis in these acres was higher than is typical for the Company’s land holdings as this land had been reacquired through foreclosure in 2009.

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

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income Available to Common Shareholders:
Income from Continuing Operations	$3,478,691	$1,171,464	$5,702,006	$1,196,517
Discontinued Operations	—	70,840	—	634,602

Net Income	$3,478,691	$1,242,304	$5,702,006	$1,831,119

Weighted Average Shares Outstanding	5,773,469	5,750,158	5,754,190	5,735,585
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	32,930	5,657	21,278	3,598

Total Shares Applicable to Diluted Earnings Per Share	5,806,399	5,755,815	5,775,468	5,739,183

Basic and Diluted Per Share Information:
Income from Continuing Operations	$0.60	$0.21	$0.99	$0.21
Discontinued Operations	—	0.01	—	0.11

Net Income	$0.60	$0.22	$0.99	$0.32

The effect of 35,400 potentially dilutive securities were not included for the three and nine months ended September 30, 2014 as the effect would be antidilutive. The effect of 38,800 and 58,800 potentially dilutive securities were not included for the three and nine months ended September 30, 2013, respectively, as the effect would be antidilutive.

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

In November 2008, the Company’s Board of Directors authorized the Company to repurchase from time to time up to $8 million of its common stock. There is no expiration date for the plan. During the nine months ended September 30, 2014, under the stock repurchase program described above, the Company has repurchased and placed in treasury 25,836 shares of its common stock on the open market for a total cost of approximately $928,000.

NOTE 12. LONG-TERM DEBT

Credit Facility. The Company has a revolving credit facility, as amended on August 1, 2014 (the “Credit Facility”) which matures on August 1, 2018 with the ability to extend the term for 1 year. The Credit Facility has borrowing capacity of $75.0 million with the ability to increase that capacity up to $125.0 million during the term. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 135 basis points to the 30-day LIBOR plus 200 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the Credit Facility. The Credit Facility also accrues a fee of 20 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity. The Credit Facility is unsecured and is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by Bank of Montreal (“BMO”) and also includes Wells Fargo Bank, N.A. and Branch Banking & Trust Company.

The Credit Facility is subject to customary restrictive covenants, including, but not limited to, limitations on the Company’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. In addition, the Company is subject to various financial maintenance covenants, including, but not limited to, a maximum indebtedness ratio, a maximum secured indebtedness ratio, and a minimum fixed charge coverage ratio. The Agreement also contains affirmative covenants and events of default, including, but not limited to, a cross default to the Company’s other indebtedness and upon the occurrence of a change of control. The Company’s failure to comply with these covenants or the occurrence of an event of default could result in acceleration of the Company’s debt and other financial obligations under the Agreement.

Mortgage Notes Payable. On February 22, 2013, the Company closed on a $7.3 million loan originated with UBS Real Estate Securities Inc., secured by its interest in the two-building office complex leased to Hilton Resorts Corporation, which was acquired on January 31, 2013. The mortgage loan matures in February 2018, carries a fixed rate of interest of 3.655% per annum, and requires payments of interest only prior to maturity.

On March 8, 2013, the Company closed on a $23.1 million loan originated with Bank of America, N.A., secured by its interest in fourteen income properties. The mortgage loan matures in April 2023, carries a fixed rate of 3.67% per annum, and requires payments of interest only prior to maturity.

On September 30, 2014, the Company closed on a $30.0 million loan originated with Wells Fargo Bank, N.A., secured by its interest in six income properties. The mortgage loan matures in October 2034, and carries a fixed rate of 4.33% per annum, and requires payments of interest only prior to maturity.

Long-term debt consisted of the following:

	September 30, 2014
	Total	Due Within One Year
Credit Facility	$20,790,011	$—
Mortgage Note Payable (originated with UBS)	7,300,000	—
Mortgage Note Payable (originated with BOA)	23,100,000	—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—

Total Long-Term Debt	$81,190,011	$—

NOTE 12. LONG-TERM DEBT (continued)

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending December 31,	Amount
Remainder of 2014	$—
2015	—
2016	—
2017	—
2018	28,090,011
2019	—
Thereafter	53,100,000

Total Long-Term Debt	$81,190,011

At September 30, 2014, there was approximately $54.2 million of available borrowing capacity under the Credit Facility, which has a current commitment level of $75.0 million, subject to the borrowing base requirements.

For the three months ended September 30, 2014, interest expense was approximately $505,000 with approximately $538,000 paid during the period. For the three months ended September 30, 2013, interest expense was approximately $456,000 with approximately $455,000 paid during the period. No interest was capitalized during the three months ended September 30, 2014 or 2013.

For the nine months ended September 30, 2014, interest expense was approximately $1.4 million with approximately $1.4 million paid during the period. For the nine months ended September 30, 2013, interest expense was approximately $1.2 million with approximately $1.1 million paid during the period. Interest of approximately $11,000 was capitalized during the nine months ended September 30, 2014, while no interest was capitalized during the nine months ended September 30, 2013.

The amortization of loan costs incurred in connection with the Company’s long-term debt is included in interest expense in the consolidated financial statements. These loan costs are being amortized over the term of the respective loan agreements using the straight-line method, which approximates the effective interest method. For the three months ended September 30, 2014 and 2013, the amortization of loan costs totaled approximately $64,000 and $54,000, respectively. For the nine months ended September 30, 2014 and 2013, the amortization of loan costs totaled approximately $174,000 and $148,000, respectively.

The Company was in compliance with all of its debt covenants as of September 30, 2014 and December 31, 2013.

NOTE 13. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	As of
	September 30, 2014	December 31, 2013
Golf Course Lease	$3,066,311	$3,340,389
Deferred Compensation	—	382,599
Accrued Property Taxes	665,842	—
Other Post-Retirement Benefits	146,318	156,881
Reserve for Tenant Improvements	551,250	58,977
Other	1,053,388	787,963

Total Accrued Liabilities	$5,483,109	$4,726,809

In July 2012, the Company entered into an agreement with the City of Daytona Beach, Florida (the “City”) to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”), Under the Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, will remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to

NOTE 13. ACCRUED LIABILITIES (continued)

reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of September 30, 2014, approximately $2.2 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

In connection with the acquisition of the two properties leased to Hilton Resorts Corporation on January 31, 2013, the Company was credited $773,000 at closing for certain required tenant improvements. The improvements were complete as of December 31, 2013 and the final payment of approximately $59,000 was made during the three months ended March 31, 2014. In connection with the acquisition of the Lowes on April 22, 2014, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which are not required to be completed until December 2016. As of September 30, 2014, approximately $100,000 of these tenant improvements had been completed and funded.

On July 24, 2013, the Company’s Board of Directors terminated the Deferred Compensation Plan effective August 1, 2013. Accordingly, the Company made the normal required distributions prior to March 1, 2014 with the balance of the accounts to be liquidated after August 1, 2014. The final payments were made during the quarter ended September 30, 2014.

NOTE 14. DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	September 30, 2014	December 31, 2013
Deferred Oil Exploration Lease Revenue	$1,825,245	$2,390,808
Deferred Land Sale Revenue	597,410	—
Prepaid Rent	417,534	698,653
Escrow Reserve, Container Store Loan	252,366	—
Other Deferred Revenue	356,710	254,890

Total Deferred Revenue	$3,449,265	$3,344,351

On September 22, 2013, the Company received an approximate $3.3 million rent payment for the third year of the Company’s eight-year oil exploration lease. This payment has been fully recognized as revenue as of September 30, 2014. On September 19, 2014, the Company received an approximate $1.9 million rent payment for the fourth year of the Company’s eight-year oil exploration lease, which is being recognized ratably over the 12 month lease period ending in September 2015.

In connection with the 75.6 acre land sale, approximately $597,000 of the $7.8 million sales price was deferred and will be recognized as revenue on a percentage-of-completion basis as certain road improvements are completed through the estimated completion date of February 2015.

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

Effective December 31, 2011, the Company amended its Pension Plan to freeze participants’ benefits with no future accruals after that date. Any current or future employee who was not a participant of the Pension Plan on December 31, 2011 will not be eligible to enter the Pension Plan. In January 2013, the Company made a cash contribution to the Pension Plan of $84,600 related to the 2012 Pension Plan year. No contributions were required and the Company did not make any contributions related to the 2013 Pension Plan year during the three or nine months ended September 30, 2014.

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

A summary of activity during the nine months ended September 30, 2014, is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding at December 31, 2013	5,067	$23.13
Granted	—	—
Vested	—	—
Forfeited/Expired	—	—

Outstanding at September 30, 2014	5,067	$23.13

As of September 30, 2014, there was approximately $27,000 of unrecognized compensation cost, adjusted for forfeitures, related to market condition non-vested restricted shares, which will be recognized over a remaining weighted average period of 1.1 years.

Market Condition Inducement Grant of Restricted Shares

Inducement grants of 96,000 and 17,000 restricted shares of the Company’s common stock were awarded to Mr. Albright and Mr. Patten in 2011 and 2012, respectively. Mr. Albright’s restricted shares were granted outside of the 2010 Plan while Mr. Patten’s restricted shares were awarded under the 2010 Plan. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of Mr. Albright’s restricted stock award. The restricted shares will vest in nine increments based upon the price per share of the Company’s common stock during the term of their employment (or within ninety days after termination of employment by the Company without cause), meeting or exceeding the target trailing ninety-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to nine years from the grant date, that increment of the restricted shares will be forfeited.

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

During the nine months ended September 30, 2013, the closing price per share of the Company’s common stock on a ninety-day trading average reached $36.00, and as a result, 16,000 shares and 2,500 shares vested for Mr. Albright and Mr. Patten, respectively. During the nine months ended September 30, 2014, the closing price per share of the Company’s common stock on a ninety-day trading average reached $40.00 and $46.00, and as a result, 32,000 shares and 5,500 shares vested for Mr. Albright and Mr. Patten, respectively.

NOTE 16. STOCK-BASED COMPENSATION (continued)

A summary of the activity for these awards during the nine months ended September 30, 2014, is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Outstanding at December 31, 2013	94,500	$17.33
Granted	—	—
Vested	(37,500)	20.85
Forfeited/Expired	—	—

Outstanding at September 30, 2014	57,000	$15.02

As of September 30, 2014, there was approximately $23,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a remaining weighted average period of 0.1 years.

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

A summary of activity during the nine months ended September 30, 2014, is presented below:

Three Year Vest Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Outstanding at December 31, 2013	—	$—
Granted	14,500	36.08
Vested	—	—
Forfeited/Expired	—	—

Outstanding at September 30, 2014	14,500	$36.08

As of September 30, 2014, there was approximately $402,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 2.3 years.

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

NOTE 16. STOCK-BASED COMPENSATION (continued)

A summary of the activity for the awards during the nine months ended September 30, 2014, is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	94,500	$32.21
Granted	—	—
Exercised	(7,755)	34.95
Expired	—	—

Outstanding at September 30, 2014	86,745	$31.97	5.16	$1,483,614

Exercisable at September 30, 2014	49,175	$30.80	6.28	$934,052

A summary of the non-vested options for these awards during the nine months ended September 30, 2014, is presented below:

Non-Qualified Stock Option Awards	Shares	Fair Value of Shares Vested
Non-Vested at December 31, 2013	74,700
Granted	—
Vested	(37,130)	$1,176,331

Non-Vested at September 30, 2014	37,570

As of September 30, 2014, there was approximately $166,000 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a remaining weighted average period of 1.2 years. The total intrinsic value of options exercised during the nine months ended September 30, 2014, was approximately $102,000.

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

A summary of share option activity under the 2001 Plan for the nine months ended September 30, 2014 is presented below:

Stock Options

Liability-Classified Stock Options	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	53,800	$53.99
Granted	—	—
Exercised	(18,500)	37.80
Forfeited/Expired	—	—

Outstanding at September 30, 2014	35,300	$62.47	2.71	$52,503

Exercisable at September 30, 2014	35,300	$62.47	2.71	$52,503

In connection with the grant of non-qualified stock options, a stock appreciation right for each share covered by the option was also granted. The stock appreciation right entitles the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value of the underlying shares at the time of exercise. The total intrinsic value of options exercised during the nine months ended September 30, 2014 was approximately $232,000. All options had vested as of December 31, 2013.

NOTE 16. STOCK-BASED COMPENSATION (continued)

Stock Appreciation Rights

Liability-Classified Stock Appreciation Rights	Shares	Wtd. Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	53,800	$1.61
Granted	—	—
Exercised	(18,500)	8.26
Expired	—	—

Outstanding at September 30, 2014	35,300	$4.24	2.71	$28,271

Exercisable at September 30, 2014	35,300	$4.24	2.71	$28,271

The total intrinsic value of stock appreciation rights exercised during the nine months ended September 30, 2014 was approximately $125,000. All stock appreciation rights had vested as of December 31, 2013.

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

The Company issues new, previously unissued, shares as options are exercised.

Following are assumptions used in determining the fair value of stock options and stock appreciation rights:

Assumptions at:	September 30, 2014	December 31, 2013
Expected Volatility	35.20%	23.07%
Expected Dividends	0.08%	0.11%
Expected Term	2.6 years	3 years
Risk-Free Rate	0.78%	1.21%

There were no stock options or stock appreciation rights granted under the 2001 Plan in the nine months ended September 30, 2014 or 2013. The liability for stock options and stock appreciation rights, valued at fair value, reflected on the consolidated balance sheets at September 30, 2014 and December 31, 2013, was approximately $428,000 and $248,000, respectively. These fair value measurements are based on Level 2 inputs based on Black-Scholes and market implied volatility. The Black-Scholes determination of fair value is affected by variables including stock price, expected stock price volatility over the term of the awards, annual dividends, and a risk-free interest rate assumption.

NOTE 16. STOCK-BASED COMPENSATION (continued)

Amounts recognized in the consolidated financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Total Cost of Share-Based Plans Charged
Against Income Before Tax Effect	$419,836	$251,210	$1,021,955	$852,535

Income Tax Expense
Recognized in Income	$(161,952)	$(96,904)	$(394,219)	$(328,866)

NOTE 17. INCOME TAXES

The effective income tax rate for the nine month periods ended September 30, 2014, and 2013, including income taxes attributable to the discontinued operations, was 37.3% and 38.1%, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. The Company and its subsidiaries file consolidated income tax returns in the United States Federal jurisdiction and in several states. The Internal Revenue Service has audited the Company’s consolidated federal tax returns through the year 2007 and all proposed adjustments have been settled.

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

NOTE 18. COMMITMENTS AND CONTINGENCIES (continued)

Contractual Commitments

In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac Petroleum, Inc. (“RaceTrac”) in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500, and can be paid over the next five years from sales of the remaining land or at the end of the fifth year. As of September 30, 2014, the Company deposited approximately $284,000 of cash in escrow related to the improvements which is classified as restricted cash in the consolidated balance sheets. Accordingly, as of September 30, 2014, the remaining maximum commitment is $693,000.

During the three months ended September 30, 2014, the Company sold approximately 75.6 acres of land, located on the east side of Interstate 95, for the development of a distribution center. In connection with the sale, the Company is obligated to fund approximately $616,000 of certain road improvements, a portion of which will be reimbursed by the City. The amount of the reimbursement is estimated at approximately $243,000. As the costs are incurred, the Company will recognize the deferred revenue as described in Note 14 “Deferred Revenue” on a percentage-of-completion basis. The road improvements are expected to be completed in February 2015.

As of September 30, 2014, the Company is committed to fund $2.8 million of the total $6.3 million first mortgage commitment for the redevelopment of an existing vacant retail property into a Container Store in Glendale, Arizona, which is expected to open during the first quarter of 2015. As of September 30, 2014, approximately $3.5 million was funded. The remaining $2.8 million may be drawn by the borrower as construction costs are incurred.

NOTE 19. BUSINESS SEGMENT DATA

The Company primarily operates in four primary business segments: income properties, investments in commercial loans, real estate operations, and golf operations. Our income property operations consist primarily of income-producing properties and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 67.8% and 67.1% of our identifiable assets as of September 30, 2014 and December 31, 2013, respectively, and 39.4% and 59.0% of our consolidated revenues for the nine months ended September 30, 2014 and 2013, respectively. Our commercial loan investments consisted of one loan collateralized by a hotel property in Atlanta, Georgia as of December 31, 2013. As of September 30, 2014, our commercial loan investments consisted of a fixed-rate mezzanine commercial mortgage loan collateralized by the borrower’s equity interest in a hotel property in Atlanta, Georgia, a fixed-rate first mortgage commitment for the redevelopment of an existing vacant retail property into a Container Store in Glendale, Arizona, which is expected to open during the first quarter of 2015, a variable rate B-Note secured by a retail shopping center in Sarasota, Florida, and a variable-rate mezzanine commercial mortgage loan collateralized by the borrower’s equity interest in a hotel property in Dallas, Texas. Our real estate operations primarily consist of revenues generated from land transactions and leasing and royalty income from our interests in subsurface oil, gas and mineral rights. Our golf operations consist of a single property located in the City, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation, fitness facility, and pro-shop with retail merchandise. The majority of the revenues generated by our golf operations are derived from members and public customers playing golf, club memberships, and food and beverage operations.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

NOTE 19. BUSINESS SEGMENT DATA (continued)

Information about the Company’s operations in the different segments for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Income Properties	$3,864,632	$3,298,447	$10,821,121	$9,445,677
Commercial Loan Investments	382,087	644,198	1,581,746	644,198
Real Estate Operations	8,645,034	1,369,397	10,925,215	2,010,722
Golf Operations	994,651	981,118	3,844,428	3,758,629
Agriculture and Other Income	182,731	20,845	258,052	149,028

Total Revenues	$14,069,135	$6,314,005	$27,430,562	$16,008,254

Operating Income:
Income Properties	$3,407,763	$2,871,106	$9,539,741	$8,406,755
Commercial Loan Investments	382,087	644,198	1,581,746	644,198
Real Estate Operations	5,209,677	1,194,986	7,166,932	1,530,570
Golf Operations	(315,138)	(340,219)	(310,581)	(395,709)
Agriculture and Other Income	148,573	(12,976)	113,362	28,753
General and Corporate Expense	(2,814,622)	(1,940,020)	(7,488,692)	(6,966,294)

Total Operating Income	$6,018,340	$2,417,075	$10,602,508	$3,248,273

Depreciation and Amortization:
Income Properties	$815,673	$674,758	$2,301,316	$1,954,672
Commercial Loan Investments	—	—	—	—
Real Estate Operations	—	—	—	—
Golf Operations	60,369	51,600	174,942	151,593
Agriculture and Other	10,576	6,069	28,749	21,920

Total Depreciation and Amortization	$886,618	$732,427	$2,505,007	$2,128,185

Capital Expenditures:
Income Properties	$5,329,898	$11,706,215	$21,566,004	$39,516,889
Commercial Loan Investments	10,450,744	17,655,367	27,399,082	17,655,367
Real Estate Operations	—	—	—	—
Golf Operations	138,854	47,747	195,015	133,567
Agriculture and Other	32,508	15,400	123,261	60,863

Total Capital Expenditures	$15,952,004	$29,424,729	$49,283,362	$57,366,686

	As of
	September 30, 2014	December 31, 2013
Identifiable Assets:
Income Properties	$171,206,992	$151,682,578
Commercial Loan Investments	27,511,355	18,887,979
Real Estate Operations	28,843,853	29,929,179
Golf Operations	3,301,244	3,269,212
Agriculture and Other	21,473,030	22,414,732

Total Assets	$252,336,474	$226,183,680

NOTE 19. BUSINESS SEGMENT DATA (continued)

Operating income represents income from continuing operations before loss on early extinguishment of debt, interest expense, interest income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses, impairment charges, depreciation and amortization expense, and gains (losses) on the disposition of assets. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Other assets consist primarily of cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations. There were no transactions between segments for any of the periods presented. Certain items in the prior years’ consolidated statement of operations have been reclassified to conform to the presentation of the consolidated statements of operations for the nine months ended September 30, 2014. These reclassifications had no effect on the prior year presentation of income from continuing operations before income tax.

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

NOTE 21. SUBSEQUENT EVENTS

On October 7, 2014, the Company acquired a Whole Foods Market Centre (the “Property”), an approximately 59,000 square-foot retail center in Sarasota, Florida for a total purchase price of approximately $19.1 million. The Property is anchored by a 36,000 square foot Whole Foods Market retail grocery store, with approximately 23,000 square-feet of additional retail space including a Starbucks retail store, and a parking garage. The Whole Foods Market portion of the property is under a long-term lease, with approximately 10 years remaining on the term, while the average lease term for the balance of the retail space is approximately 2.5 years. The property is approximately 98% occupied.

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

OVERVIEW

We are a diversified real estate operating company. We own and manage commercial real estate properties in ten states in the U.S., as well as five self-developed, multi-tenant, flex-office properties, located in Florida. As of September 30, 2014, we owned thirty-seven single-tenant income-producing properties, with more than 924,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,500 acres. As of September 30, 2014, we had four commercial loan investments including a fixed-rate mezzanine commercial mortgage loan collateralized by the borrower’s equity interest in a hotel property in Atlanta, Georgia, a fixed-rate first mortgage commitment for the redevelopment of an existing vacant retail property into a Container Store in Glendale, Arizona, which is expected to open during the first quarter of 2015, a variable-rate B-Note secured by a retail shopping center in Sarasota, Florida, and a variable-rate mezzanine commercial mortgage loan collateralized by the borrower’s equity interest in a hotel property in Dallas, Texas. Our golf operations consist of the LPGA International golf club, which is managed by a third party. We also lease property for twenty-one billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Income Property Operations. We have pursued a strategy of investing in income-producing properties, when possible by utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes.

During the nine months ended September 30, 2014, the Company acquired two income properties at a total purchase price of approximately $20.0 million. During the nine months ended September 30, 2013, the Company acquired nine income properties at a total purchase price of approximately $39.5 million.

Our current portfolio of thirty-seven single-tenant income properties generates approximately $13.5 million of revenues from lease payments on an annualized basis and had an average remaining lease term of 9.7 years as of September 30, 2014. We expect to continue to focus on acquiring additional income-producing properties during fiscal year 2014, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing investments, we have self-developed five multi-tenant, flex-office properties in Daytona Beach, Florida. The first self-developed property is the first phase of a twelve-acre commercial site located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida. The parcel includes an approximately 22,000 square-foot, two-story, building, known as the Concierge Office Building, which was 100% leased as of September 30, 2014. The second two properties, known as the Mason Commerce Center, consist of two buildings totaling approximately 31,000 square-feet (15,360 each). As of September 30, 2014, the combined occupancy of the two properties which make up the Mason Commerce Center was approximately 94%. During the nine months ended September 30, 2014, construction was completed on two additional properties, known as Williamson Business Park, which are adjacent to the Mason Commerce Center. Williamson Business Park consists of two buildings totaling approximately 31,000 square-feet (15,360 each). As of September 30, 2014, the combined occupancy of the two properties which make up Williamson Business Park was approximately 25%. As of September 30, 2014, on an annualized basis, our self-developed, multi-tenant, flex-office property portfolio generated approximately $980,000 of revenue from lease payments.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of non-core income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. Pursuant to our ongoing review, five income-producing properties were disposed of during the year ended December 31, 2013; three of which were disposed of during the nine months ended September 30, 2013. All of the proceeds from these disposals were deployed through the like-kind exchange structure, in acquiring certain of the income properties we purchased in 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

No income-producing properties were disposed of during the nine months ended September 30, 2014. However, the 14,560 square-foot building located in Apopka, Florida, which is leased to Walgreens was presented as assets held for sale on the consolidated balance sheet as of September 30, 2014 as the property is under contract and considered highly probable to close. The Company anticipates that future investments in income-producing assets could include deploying proceeds from selling non-core properties, utilizing the tax-deferred like-kind exchange structure, as circumstances permit.

Real Estate Operations. As of September 30, 2014, the Company owned over 10,500 acres of land in Daytona, Beach, Florida, along nine miles of the west and east side of Interstate 95. Until the significant downturn in the U.S. economy in 2008, the Company’s land transaction activity was reasonably strong. During 2009, however, land transactions decreased significantly, and in fiscal years 2010 and 2011, there were effectively no land transactions. We believe the trend in Company revenues and income from real estate operations during this period were consistent with the overall trend of the national and local economies and the real estate markets in general. Over the last several years, roads and interstate overpasses have been constructed, extended, or improved in the Daytona Beach area, which we believe will benefit Company owned land and may have a positive impact on future activity and interest in our land assets.

During the nine months ended September 30, 2014, the Company sold approximately 3.1 acres to Halifax Humane Society, Inc. for $391,500, or approximately $128,000 per acre, for a gain of approximately $347,000. This parcel is located on LPGA Boulevard, just west of I-95 in Daytona Beach, Florida and is adjacent to an existing property owned by Halifax Humane Society, Inc. During the three months ended September 30, 2014, the Company sold approximately 75.6 acres of land, located on the east side of Interstate 95, to a distribution center for approximately $7.8 million, or approximately $103,000 per acre, for a gain at closing of approximately $3.9 million with an additional gain of approximately $324,000 to be recognized on a percentage-of-completion basis as certain road improvements are completed through the estimated completion date of February 2015. In addition, the Company expects to receive payments totaling approximately $1.1 million in late 2015 from Volusia County, based upon certain milestones being achieved including when the distribution center receives its certificate of occupancy and the dates when specified numbers of jobs have been created at the buyer’s operations. Although there can be no assurances that the Company will receive the $1.1 million, such payments would bring the total gain on the sale to approximately $5.3 million. During the three and nine months ended September 30, 2013, there were no land transactions.

The Company owns impact fee and mitigation credits which, in aggregate, totaled approximately $5.6 million and $6.1 million as of September 30, 2014 and December 31, 2013, respectively. During the nine months ended September 30, 2014 and 2013, the Company received cash payments of approximately $260,000 and $181,000 for impact fees with a basis of equal value. Additionally, the Company utilized approximately $46,000 of impact fees in the construction of the two flex-office buildings known as Williamson Business Park. Cash payments received for the conveyance of impact fee credits are not reflected as revenue in our consolidated statements of operations. In conjunction with the sale of approximately 75.6 acres of land to a distribution center, the Company utilized approximately eight mitigation credits with a basis of approximately $127,000 which increased the basis of the property sold and reduced the mitigation credit asset as of September 30, 2014.

Historical revenues and income in our real estate operations are not indicative of future results because of the unique nature of land transactions and the time required to complete such transactions, and variations in the cost basis of the owned land. A significant portion of the Company’s revenue and income in any given year may be generated through relatively large land transactions. The timing for these land transactions, from the time of preliminary discussions through contract negotiations, due diligence periods, and the closing, can last from several months to several years. Although we believe there have been recent signals of improvement in the overall economy and credit markets, we expect the overall real estate market, particularly home building, will remain inconsistent in the near term, and as a result, we believe our ability to enter into land transactions will remain challenging.

During the nine months ended September 2014, no impairment charges were recognized related to our land holdings. During the nine months ended September 30, 2013 the Company recognized an impairment loss of approximately $616,000 on approximately 6.23 acres which was based on the contract price in a transaction that had been executed during that period for approximately 3.21 acres of the total 6.23 acres assessed for impairment. That transaction was terminated prior to closing, however, on December 20, 2013, the Company sold the approximately 6.23 acres to CarMax Auto Super Stores, Inc. for $1.05 million, or approximately $168,500 per acre. The basis in these acres was higher than is typical for the Company’s land holdings as this land had been reacquired through foreclosure in 2009.

Subsurface Interests. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 490,000 “surface” acres of land owned by others in 20 counties in Florida. The Company leases its interests to mineral exploration firms for exploration and drilling. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances revenues from royalties generated from oil production from the leased acreage. The Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator for revenues of approximately $38,000 and $86,000, during the three months ended September 30, 2014 and 2013, respectively. Oil royalties received during the nine months ended September 30, 2014 and 2013 totaled approximately $167,000 and $231,000, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During 2011, an eight-year oil exploration lease covering approximately 136,000 net mineral acres primarily located in Lee County and Hendry County, Florida was executed and an approximate $914,000 first year rental payment was received. An additional approximate $922,000, representing the guaranteed payment for the second year’s delay rent, was received in September 2012. The two payments totaling approximately $1.8 million have been recognized ratably into income through September 2013. On September 22, 2013, the Company entered into an amendment of the exploration lease (the “Oil Lease Amendment”). Under the Oil Lease Amendment, the net mineral acres under exploration lease was reduced from approximately 136,000 net mineral acres to approximately 82,000 net mineral acres in Hendry County, Florida. The approximately 54,000 net mineral acres removed from the exploration lease were located in Lee County, Florida. In connection with the Oil Lease Amendment, the Company received an approximate $3.3 million rent payment for the third year of the Company’s eight-year oil exploration lease. The payment was recognized ratably over the 12 month lease period ending in September 2014. Also during September 2013, the Company received, and recognized as revenue, a non-refundable penalty payment of $1.0 million relating to the drilling requirements in the lease. During September 2014, the Company received an approximate $1.9 million rent payment for the adjusted acreage of 42,000 acres for fourth year of the Company’s eight-year exploration lease, which is being recognized ratably over the 12 month lease period ending in September 2015. Also during September 2014, the Company received, and recognized as revenue, a non-refundable penalty payment of $600,000 relating to drilling requirements in the lease. The terms of the lease state the Company will receive royalty payments if production occurs and may receive additional annual rental payments if the lease is continued in years four through eight.

Lease income generated by the Oil Lease Amendment is being recognized on a straight-line basis over the guaranteed lease term. For the three months ended September 30, 2014 and 2013, lease income of approximately $799,000 and $283,000 was recognized, respectively. For the nine months ended September 30, 2014 and 2013, lease income of approximately $2.4 million and $738,000 was recognized, respectively. There can be no assurance that the Oil Lease Amendment will be extended beyond the expiration of the current term of September 2015 or, if renewed, on similar terms or conditions.

The Company’s current policy is to not release any ownership rights with respect to its reserved mineral rights. The Company may release surface entry rights or other rights upon request of a surface owner who requires such a release for a negotiated release fee based on a percentage of the surface value. Such revenue from surface entry rights released totaled approximately $4,000 and $42,000 during the nine months ended September 30, 2014 and 2013, respectively, none of which was recognized during the three months ended September 30, 2014 or 2013. Such revenue is included in Revenue from Real Estate Operations in our consolidated statements of operations.

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

The Company leases the land and certain improvements attributable to the golf courses under a long-term lease with the City of Daytona Beach, Florida (the “City”). The Company entered into a management agreement with an affiliate of ClubCorp America, effective January 25, 2012, to manage the LPGA International golf and clubhouse facilities. We believe ClubCorp, which owns and operates clubs and golf courses worldwide, brings substantial golf and club management expertise and knowledge to the LPGA International golf operations, including the utilization of national marketing capabilities, aggregated purchasing programs, and implementation of an affiliate membership program, which has improved, and is expected to continue to improve, membership levels through the access to other member clubs in ClubCorp’s affiliate program.

In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, will remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of September 30, 2014, approximately $2.2 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

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

On August 7, 2013, the Company acquired a $19.6 million first mortgage loan secured by a hotel in Atlanta, Georgia, for approximately $17.5 million, a discount of approximately $2.05 million. The discount was being accreted into income ratably through the contractual maturity date in March 2014, which was included in Interest Income from Commercial Loan Investments in the consolidated financial statements. On January 6, 2014, the remaining commercial mortgage loan principal of $19.5 million was paid in full. The total revenue recognized during the nine months ended September 30, 2014, which was recognized entirely during the quarter ended March 31, 2014, was approximately $844,000 including the remaining accretion of the purchase discount of approximately $650,000, interest income of approximately $36,000, and an exit fee of approximately $195,000, offset by the remaining amortization of fees of approximately $37,000. The total revenue recognized during the nine months ended September 30, 2013, which was recognized entirely during the quarter ended September 30, 2013, was approximately $644,000 including accretion of the purchase discount of approximately $527,000 and interest income of approximately $137,000, offset by approximately $20,000 of amortization of loan origination fees.

On January 31, 2014, the Company acquired a mezzanine loan secured by the borrower’s equity interest in an upper upscale hotel in Atlanta, Georgia, that was previously subject to the Company’s first commercial mortgage loan investment. The Company purchased the $5.0 million performing loan at par. The loan matures in February 2019 and bears a fixed interest rate of 12.00% per annum. Interest income recognized during the nine months ended September 30, 2014 was approximately $405,000, with approximately $153,000 recognized during the three months ended September 30, 2014.

On May 16, 2014, the Company funded approximately $3.1 million of a $6.3 million first mortgage commitment for the redevelopment of an existing vacant retail property into a Container Store located in Glendale, Arizona, which is expected to open during the first quarter of 2015. During the three months ended September 30, 2014, approximately $431,000 in draws were funded by the Company, leaving a remaining commitment of approximately $2.8 million, which may be drawn by the borrower as construction costs are incurred. The loan matures in November 2015, includes one nine-month extension option, and bears a fixed interest rate of 6.00% per annum. At closing, a loan origination fee of approximately $79,000 was received by the Company, and is being accreted ratably into income through the contractual maturity date in November 2015. Total interest revenue recognized during the three and nine months ended September 30, 2014 was approximately $57,000 and $84,000, respectively.

On May 20, 2014, the Company acquired an approximate $9.0 million B-Note secured by a retail shopping center located in Sarasota, Florida. The loan matures in June 2015, includes three one-year extension options, and bears a floating interest rate of 30-day Libor plus 725 basis points. The loan is subordinate to an approximately $48.0 million A-Note collateralized by the same property, for a total debt balance of $57.0 million. Interest revenue recognized during the three and nine months ended September 30, 2014 was approximately $170,000 and $247,000, respectively.

On September 30, 2014, the Company acquired a mezzanine loan secured by the borrower’s equity interest in an upper upscale hotel in Dallas, Texas. The Company purchased the $10.0 million performing loan at par. The loan matures in September 2016 and bears a floating interest rate of 30-day LIBOR plus 725 basis points. The loan is junior to a $64.0 million first mortgage on the hotel in Dallas, Texas. Interest revenue recognized during the three and nine months ended September 30, 2014 was approximately $2,000.

Agriculture and Other Income. Substantially all of our other income consists of revenues generated by our agricultural operations. The Company’s agricultural lands encompass approximately 10,300 acres in Daytona Beach, Florida. Our agricultural operations are managed by a third-party and consist of leasing land for hay production, timber harvesting, as well as hunting leases. During the quarter ended June 30, 2014, the Company executed a timber contract on approximately 403 acres which has generated approximately $162,000 of revenue during the quarter ended September 30, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SUMMARY OF OPERATING RESULTS FOR QUARTER ENDED SEPTEMBER 30, 2014 COMPARED TO SEPTEMBER 30, 2013

Total revenue for the quarter ended September 30, 2014 increased 122.8% to approximately $14.1 million, compared to approximately $6.3 million for the quarter ended September 30, 2013. The increase of approximately $7.8 million included approximately $566,000 of additional rent revenue generated by our income property portfolio, particularly from our acquisitions in 2013 and 2014, approximately $7.3 million of increased revenue from our real estate operations and an increase of approximately $162,000 in revenue from our agriculture operations reflected in agriculture and other income. Net income for the quarter ended September 30, 2014, was approximately $3.5 million, or $0.60 per share, versus net income of approximately $1.2 million, or $0.22 per share in the same period in 2013. Contributing to the increase in net income of approximately $2.2 million were the after tax results of the aforementioned increases in our revenues of approximately $7.8 million net of the increase in direct costs of those revenues of approximately $3.3 million further offset by increases in our depreciation and amortization of approximately $154,000 attributable to our larger income property portfolio, increased interest expense of approximately $59,000, and increased general and administrative expenses. Our general and administrative expenses increased by approximately $299,000, with such increase primarily reflecting an increase in our stock compensation costs of approximately $169,000. Our increased net income was also offset by an impairment charge of approximately $421,000 which related to the expected sale of an income property we had under contract and classified as held for sale as of September 30, 2014.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $3.9 million and $3.4 million, respectively, during the quarter ended September 30, 2014, compared to total revenue and operating income of approximately $3.3 million and $2.9 million, respectively, for the quarter ended September 30, 2013. The direct costs of revenues for our income property operations totaled approximately $457,000 and $427,000 for the quarter ended September 30, 2014 and 2013, respectively. The 17.2% increase in revenues during the quarter ended September 30, 2014 reflects our expanded portfolio of income properties. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $30,000 in our direct costs of revenues.

REAL ESTATE OPERATIONS

During the quarter ended September 30, 2014, operating income from real estate operations was approximately $5.2 million on revenues totaling approximately $8.6 million, an increase of approximately $4.0 million in operating income as compared to the same period in 2013. For the quarter ended September 30, 2013, operating income was approximately $1.2 million on revenues totaling approximately $1.4 million. The increase in revenue of approximately $7.3 million and operating income of approximately $4.0 million is primarily attributable to a land transaction for approximately 75.6 acres which generated revenues of approximately $7.2 million and a gain of approximately $3.9 million. During the quarter ended September 30, 2013, there were no land transactions.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $995,000 and $981,000 for the quarters ended September 30, 2014 and 2013, respectively. The total direct cost of golf operations revenues totaled approximately $1.310 million and $1.321 million for the quarters ended September 30, 2014 and 2013, respectively. The Company’s golf operations had a net operating loss of approximately $315,000 during the quarter ended September 30, 2014, representing a 7.4% improvement over the net operating loss of approximately $340,000 in the same period of 2013. The approximate $25,000 improvement in the net operating results from the golf operations was primarily due to increased revenues despite reduced golf rounds played as a result of adverse weather conditions, specifically an increase of nearly 37.4% in rain levels during the quarter ended September 30, 2014, as compared to the same period in 2013. The improved revenues primarily reflected the increase in our memberships, which were impacted favorably by the addition of the fitness facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $382,000 during the quarter ended September 30, 2014 compared to approximately $644,000 in the same period in 2013. The interest income in the quarter ended September 30, 2014 reflected approximately $153,000 of interest earned from the mezzanine loan acquired in January 2014 at a fixed interest rate of 12% per annum, approximately $227,000 in interest from our loan investments completed in the second quarter of 2014, and approximately $2,000 from our loan acquired on September 30, 2014. The interest income in the same period in 2013 was from the Company’s investment in a single first mortgage loan on an upper upscale hotel in Atlanta, Georgia including the accretion of the approximate $2.0 million discount.

AGRICULTURE AND OTHER INCOME

For the quarter ended September 30, 2014, revenues from agriculture and other income, primarily our agriculture operations, totaled approximately $183,000, compared to approximately $21,000 in the same period in 2013, an increase of approximately $162,000 or 776.6%. The increased revenues are due to additional timber harvesting during the quarter ended September 30, 2014. For the quarters ended September 30, 2014 and 2013, the direct cost of revenues totaled approximately $34,000.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $1.5 million and $1.2 million for the quarters ended September 30, 2014 and 2013, respectively, an increase of approximately $299,000 or 24.8%. The increase in the quarter ended September 30, 2014 was primarily comprised of an increase in our stock compensation costs of approximately $169,000.

Interest expense totaled approximately $569,000 and $510,000 for the quarters ended September 30, 2014 and 2013, respectively. The increased interest expense during the quarter ended September 30, 2014, as compared to the same quarter in 2013, reflects our increased net borrowings to finance our acquisitions of income properties and investments in commercial loans.

During the twelve month period ending September 30, 2014, our long-term debt increased approximately $14.5 million. During the nine months ended September 30, 2014, the Company received the principal payoff of the previously held commercial first mortgage loan investment, of which $18.0 million of the proceeds were used to pay down the outstanding balance of the Company’s revolving credit facility (the “Credit Facility”). Also, included in interest expense in the consolidated financial statements is the amortization of loan costs incurred in connection with the Company’s long-term debt. For the quarter ended September 30, 2014 and 2013, the amortization of loan costs totaled approximately $64,000 and $54,000, respectively.

SUMMARY OF OPERATING RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO SEPTEMBER 30, 2013

Total revenue for the nine months ended September 30, 2014 increased 71.4% to approximately $27.4 million, compared to approximately $16.0 million for the nine months ended September 30, 2013. The increase of approximately $11.4 million included an approximate $1.4 million of additional rent revenue generated by our income property portfolio, particularly from our acquisitions in 2013 and 2014, approximately $938,000 of income generated by our commercial loan investments, approximately $8.9 million of increased revenue from our real estate operations, and an increase in revenue from our combined golf operations and agriculture and other income of approximately $195,000. Net income for the nine months ended September 30, 2014, was approximately $5.7 million, or $0.99 per share, versus net income of approximately $1.8 million, or $0.32 per share in same period in 2013. Contributing to the increase in net income of approximately $3.9 million were the after tax results of the aforementioned increases in our revenues of approximately $11.4 million net of the increase in direct costs of those revenues of approximately $3.5 million offset further by increases in our depreciation and amortization of approximately $377,000 attributable to our larger income property portfolio, increased interest expense of approximately $239,000 and increased general and administrative expenses, which increased by approximately $341,000, due primarily to an increase in stock compensation expenses of approximately $169,000. Net income for the nine months ended September 30, 2014 also reflected an impairment charge of approximately $421,000 relating to an income property classified as held for sale compared to an impairment charge of approximately $616,000 during the second quarter of 2013, relating to approximately 6.23 acres of land sold in December 2013, a difference of approximately $195,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $10.8 million and $9.5 million, respectively, during the nine months ended September 30, 2014, compared to total revenue and operating income of approximately $9.4 million and $8.4 million, respectively, for the nine months ended September 30, 2013. The direct costs of revenues for our income property operations totaled approximately $1.3 million and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively. The 14.6% increase in revenues during the nine months ended September 30, 2014 reflects our expanded portfolio of income properties. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $242,000 in our direct costs of revenues, which was due primarily to an increase in the transaction costs in connection with our 2014 acquisitions, as compared to our 2013 acquisitions, and the expensing of costs related to acquisitions we are no longer pursuing.

REAL ESTATE OPERATIONS

During the nine months ended September 30, 2014, operating income from real estate operations was approximately $7.2 million on revenues totaling approximately $10.9 million, an increase of approximately $5.6 million in operating income, as compared to the same period in 2013. For the nine months ended September 30, 2013, operating income was approximately $1.5 million on revenues totaling approximately $2.0 million. The increase in revenue and operating income from our real estate operations was primarily attributable to two land transactions, one closed in August 2014 for approximately 75.6 acres which generated revenues of approximately $7.2 million and the second closed in February 2014 for approximately 3.06 acres which generated approximately $392,000 in revenues. During the nine months ended September 30, 2013, there were no land transactions.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $3.844 million and $3.759 million for the nine months ended September 30, 2014 and 2013, respectively. Total direct cost of golf operations revenues totaled approximately $4.2 million for the nine months ended September 30, 2014 and 2013. The Company’s golf operations operating loss was approximately $311,000 for the nine months ended September 30, 2014, representing a 21.5% improvement over the net operating loss of approximately $396,000 in the same period of 2013. The improved operating results reflected increased revenues from our memberships, which were impacted favorably by the addition of the fitness facility and offset by reduced revenues for golf and related food and beverage reflecting reduced golf rounds played as a result of adverse weather conditions, specifically an increase of nearly 40.9% in rain levels during the nine months ended September 30, 2014, as compared to the same period in 2013.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $1.6 million during the nine months ended September 30, 2014 as compared to approximately $644,000 for the same period in 2013, an increase of 145.5%. Specifically, interest income on the commercial mortgage loan acquired in August 2013, and paid in full in January 2014, totaled approximately $844,000 during the nine months ended September 30, 2014, including the remaining accretion of the purchase discount of approximately $650,000, interest income of approximately $36,000, and an exit fee of approximately $195,000, offset by the remaining amortization of fees of approximately $37,000. The mezzanine loan acquired in January 2014 at a fixed interest rate of 12% per annum contributed interest income of approximately $405,000 during the nine months ended September 30, 2014, and we recognized approximately $331,000 in interest from our loan investments completed in the second quarter of 2014. The interest income in the same period in 2013 was entirely from the commercial mortgage loan acquired in August 2013.

AGRICULTURE AND OTHER INCOME

For the nine months ended September 30, 2014, revenues from agriculture and other income, primarily our agriculture operations, totaled approximately $258,000, compared to approximately $149,000 in the same period in 2013, an increase of 73.2%. The increase in revenues during the nine months ended September 30, 2014, was primarily attributable to revenues realized from additional timber harvesting during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. For the nine months ended September 30, 2014, the direct cost of revenues totaled approximately $145,000, compared to approximately $120,000, in the same period in 2013, reflecting an increase of approximately $25,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $4.6 million and $4.2 million for the nine months ended September 30, 2014 and 2013, respectively. The increase is comprised primarily of stock compensation expense which totaled approximately $1.0 million in the nine months ended September 30, 2014 compared to approximately $853,000 in the same period in 2013, an increase of approximately 19.9% due to our increased stock price and additional grants during January 2014. In addition, general and administrative expenses for the nine months ended September 30, 2014 reflect an accrual related to environmental monitoring of approximately $110,000 and service costs related to our information systems.

Interest expense totaled approximately $1.6 million and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively. The increased interest expense during the nine months ended September 30, 2014, as compared to the same quarter in 2013, reflects our increased net borrowings to finance our acquisitions of income properties and investments in commercial loans. During the twelve month period ending September 30, 2014, our long-term debt increased approximately $14.5 million. Also, included in interest expense in the consolidated financial statements is the amortization of loan costs incurred in connection with the Company’s long-term debt. For the nine months ended September 30, 2014 and 2013, the amortization of loan costs totaled approximately $174,000 and $148,000, respectively.

DISCONTINUED OPERATIONS

No income properties were disposed of during the nine months ended September 30, 2014. However, the 14,560 square-foot building located in Apopka, Florida, which is leased to Walgreens was presented as assets held for sale on the consolidated balance sheet as of September 30, 2014 as the property is under contract and considered highly probable to close.

During the nine months ended September 30, 2013, the Company sold its interest in three properties for a combined gain of approximately $531,000. Upon the sales, the properties’ operating results were included in discontinued operations for each period presented.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled approximately $2.2 million at September 30, 2014, excluding restricted cash. Restricted cash totaled approximately $1.4 million, of which approximately $550,000 pertains to an escrow for capital improvements of a certain income property in the portfolio of properties that secures our $30.0 million fixed-rate mortgage loan with Wells Fargo. Approximately $322,000 is being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013, approximately $284,000 is being held in escrow related to a land transaction which closed in December 2013, and approximately $270,000 pertains to reserves in connection with our investment in a construction loan. Cash and cash equivalents totaled approximately $4.9 million at December 31, 2013, excluding restricted cash.

Our total cash balance at September 30, 2014 reflects cash flows provided by our operating activities totaling approximately $9.9 million, during the nine months then ended, compared to the prior year’s cash flows provided by operating activities, in the same period, totaling approximately $8.4 million. The increase in our cash flows from operations of approximately $1.5 million during the nine months ended September 30, 2014 is primarily due to the approximate $3.9 million increase in net income offset primarily by an increase in other assets relating to loan costs on our financings in 2014, transaction deposits, and the decrease in deferred revenue.

Our cash flows used in investing activities totaled approximately $30.8 million for the nine months ended September 30, 2014, reflecting the use of approximately $27.4 million to acquire four commercial loan investments and approximately $21.9 million to acquire two income properties offset by the principal payoff of the previous commercial first mortgage loan investment of approximately $19.5 million.

Our cash flows provided by financing activities totaled approximately $18.1 million, for the nine months ended September 30, 2014, primarily related to the $30.0 million funding received from our fixed-rate mortgage loan of six income properties with Wells Fargo, offset by net payments on our Credit Facility of approximately $12.0 million, as well as cash used to repurchase our common stock totaling approximately $928,000, offset by approximately $870,000 in proceeds from the exercise of stock options by our employees.

Our long-term debt balance totaled approximately $81.2 million at September 30, 2014, representing an increase of approximately $18.0 million from the balance of approximately $63.2 million at December 31, 2013. The increase in the long-term debt was primarily due to additional borrowings to fund the acquisition of two income properties and four commercial loan investments, offset by the payoff of the previously held commercial first mortgage loan investment.

Dispositions. No income properties were disposed of during the nine months ended September 30, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Credit Facility. On August 1, 2014 the Company executed the third amendment of the Company’s unsecured Credit Facility. As amended the Credit Facility has a borrowing capacity to $75.0 million with the ability to increase that capacity up to $125.0 million during the term and a maturity date of August 1, 2018. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day London Interbank Offer Rate (“LIBOR”) plus 135 basis points to the 30-day LIBOR plus 200 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company as defined in the Credit Facility. The third amendment also adjusted a number of the restrictive covenants and maintenance covenants in the Credit Facility, primarily to provide the Company with increased flexibility in its investment activities. The Company paid a fee for increasing the borrowing commitment level pursuant to the credit facility terms. The Credit Facility also accrues a fee of 20 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity. The Credit Facility is unsecured and is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by Bank of Montreal (“BMO”) and also includes Wells Fargo Bank, N.A. and Branch Banking & Trust Company. The Credit Facility is subject to customary restrictive covenants, including, but not limited to, limitations on the Company’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. In addition, the Company is subject to various financial maintenance covenants, including, but not limited to, a maximum indebtedness ratio, a maximum secured indebtedness ratio, and a minimum fixed charge coverage ratio. The Agreement also contains affirmative covenants and events of default, including, but not limited to, a cross default to the Company’s other indebtedness and upon the occurrence of a change of control. The Company’s failure to comply with these covenants or the occurrence of an event of default could result in acceleration of the Company’s debt and other financial obligations under the Agreement.

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

On September 30, 2014, the Company closed on a $30.0 million loan originated with Wells Fargo Bank, N.A., secured by its interest in six income properties. The mortgage loan matures in October 2034, and carries a fixed rate of 4.33% per annum during the first ten years of the term, and requires payments of interest only during the first ten years of the loan. After the tenth anniversary of the effective date of the loan the cash flows generated by the underlying six income properties must be used to pay down the principal balance of the loan until paid off or until the loan matures. The loan is fully pre-payable after the tenth anniversary date of the effective date of the loan.

Acquisitions and Investments. During the nine months ended September 30, 2014, the Company acquired two income properties at a total purchase price of approximately $20.0 million and four commercial loan investments for approximately $30.3 million including a $6.3 million first mortgage commitment for the redevelopment of an existing vacant retail property into a Container Store located in Glendale, Arizona, which is expected to open during the first quarter of 2015 and for which the Company had funded approximately $3.5 million as of September 30, 2014. While the aggregate amount of our acquisitions and investments through September 30, 2014 is approximately equal to the level we anticipated for 2014, we may make additional investments in income-producing properties or investments in loans secured by commercial real estate during the remainder of 2014. We would expect to fund these acquisitions and investments utilizing the available capacity under our Credit Facility, other financings, cash from operations, proceeds from the dispositions of non-core income properties or transactions in our land assets, which we expect will qualify under the like-kind exchange deferred-tax structure, and additional funding sources.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Capital Expenditures. In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500. The Company’s commitment to fund the improvement costs benefiting the remaining acres of Company land can be paid over the next five years from sales of the remaining land or at the end of the fifth year. As of December 31, 2013, the Company deposited $283,500 of cash in escrow related to the improvements which is classified as restricted cash in the consolidated balance sheets. Accordingly, as of September 30, 2014, the remaining maximum commitment is $693,000.

In connection with the acquisition of the Lowes on April 22, 2014, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which are not required to be completed until December 2016. As of September 30, 2014, approximately $100,000 of these tenant improvements had been completed and funded leaving a remaining commitment of approximately $551,000 at September 30, 2014. As of September 30, 2014, we have no other contractual requirements to make capital expenditures.

During the three months ended September 30, 2014, the Company sold approximately 75.6 acres of land, located on the east side of Interstate 95, for the development of a distribution center. In connection with the sale, the Company is obligated to fund approximately $616,000 of certain road improvements, a portion of which will be reimbursed by the City. The amount of the reimbursement is estimated at approximately $243,000. As the costs are incurred, the Company will recognize the deferred revenue as described in Note 14 “Deferred Revenue” on a percentage-of-completion basis. The road improvements are expected to be completed in February 2015.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with cash flow from our operations and approximately $54.2 million of available capacity on the existing $75.0 million Credit Facility, subject to the borrowing base requirements, as of September 30, 2014.

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

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. Through September 30, 2014, 30,496 shares had been repurchased at a total cost of approximately $1.0 million with repurchase of 25,836 shares at a total cost of approximately $928,000 occurring during the nine months ended September 30, 2014. The shares repurchased in 2014 are being held in treasury, whereas, the 4,660 shares repurchased in 2009 were treated as cancelled shares.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We may also utilize our low-leveraged balance sheet to invest in ground leases, loans, securities, and other shorter term investments. Targeted investment classes include the following:

•	Retail and office double or triple-net leased properties in major metropolitan areas;

•	Stabilized multi-tenant office and retail properties in major metropolitan areas;

•	Select office, flex-office, industrial, and retail self-developed properties on Company owned land;

•	Joint venture development using Company owned land;

•	Origination or purchase of 1 to 10 year term loans on favorable risk-adjusted yields with property types to include hotel, office, retail, and industrial;

•	Origination or purchase of short-term development loans on favorable risk-adjusted yields with property types to include commercial and residential asset types;

•	Real estate related investment securities, including commercial mortgage backed securities, preferred stock, and bonds;

•	Select regional area investments using Company market knowledge and expertise to earn good risk adjusted yields; and

•	Purchase or origination of ground leases.

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2013. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the nine months ended September 30, 2014, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The principal market risk to which we are exposed is interest rates. The objective of our asset management activities is to provide an adequate level of liquidity to fund operations and capital expansion, while minimizing market risk. We do not believe that this interest rate risk related to cash equivalents and short-term investments is material due to the nature of the investments.

We are primarily exposed to interest rate risk on our outstanding debt borrowings, which totaled approximately $81.2 million at September 30, 2014. Our borrowings include approximately $20.8 million outstanding on our $75.0 million revolving credit facility, which bears a variable rate of interest based on the 30-day LIBOR and our level of borrowing as a percentage of our total asset value. Approximately $60.4 million of our outstanding debt bears interest at a weighted average fixed rate of 4.00%. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by approximately $208,000.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of September 30, 2014, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the nine months ended September 30, 2014, which were not previously reported.

The following share repurchases were made during the nine months ended September 30, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
1/1/2014 - 1/31/2014	—	$—	—	$7441,698	(1)
2/1/2014 - 2/28/2014	6,073	$35.20	6,073	$7,227,899
3/1/2014 - 3/31/2014	19,763	$36.13	19,763	$6,513,785
4/1/2014 - 4/30/2014	—	$—	—	$6,513,785
5/1/2014 - 5/31/2014	—	$—	—	$6,513,785
6/1/2014 - 6/30/2014	—	$—	—	$6,513,785
7/1/2014 - 7/31/2014	—	$—	—	$6,513,785
8/1/2014 - 8/31/2014	—	$—	—	$6,513,785
9/1/2014 - 9/30/2014	—	$—	—	$6,513,785

Total	25,836	$35.92	25,836	$6,513,785

(1)	Pursuant to a covenant in our credit facility, which includes the Odd-Lot Buy-Back Program as part of our stock repurchase capacity, the maximum approximate dollar value of shares that may yet be purchased under the plan was $7,441,698 as of December 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 3.1	Amended and Restated Articles of Incorporation of Consolidated-Tomoka Land Co., dated October 26, 2011, filed as Exhibit 3.1 to the registrant’s Current Report Form 8-K filed October 28, 2011, and incorporated herein by reference.

Exhibit 3.2	Amended and Restated Bylaws of Consolidated-Tomoka Land Co., dated April 27, 2011, filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed April 28, 2011, and incorporated herein by reference.

Exhibit 10.37	Amendment to the Credit Agreement between Consolidated-Tomoka Land Co. and Bank of Montreal dated August 1, 2014, filed as Exhibit 10.37 with this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014.

Exhibit 10.38	Loan Agreement between the Company and the affiliates of the Company set forth therein, as borrowers, and Wells Fargo Bank, National Association. dated September 30, 2014, filed as Exhibit 10.38 with this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014.

Exhibit 31.1	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

October 28, 2014	By:	/S/ JOHN P. ALBRIGHT
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

October 28, 2014	By:	/S/ MARK E. PATTEN
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)