Form 10-K
period 2014-12-31
CONSOLIDATED TOMOKA LAND CO
filed 2015-02-27
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant at June 30, 2014, was approximately $264,227,068.

The number of shares of the registrant’s Common Stock outstanding on February 20, 2015 was 5,905,621.

Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2014, are incorporated by reference in Part III of this report.

PART I

When we refer to “we,” “us,” “our,” or “the Company,” we mean Consolidated-Tomoka Land Co. and its consolidated subsidiaries. References to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Consolidated-Tomoka Land Co. included in Item 8 of this Annual Report on Form 10-K. Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K or any document incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

We are a diversified real estate operating company. We own and manage forty-three commercial real estate properties in ten states in the U.S. As of December 31, 2014, we owned thirty-six single-tenant and seven multi-tenant income-producing properties with over 1,100,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,500 acres. As of December 31, 2014, we had five commercial loan investments including a fixed-rate mezzanine commercial mortgage loan, a fixed-rate first mortgage, a variable-rate B-Note, a variable-rate mezzanine commercial mortgage loan, and a variable-rate first mortgage loan. Our golf operations consist of the LPGA International golf club, which is managed by a third party. We also lease property for twenty-one billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

The following is a summary of financial information regarding the Company’s business segments (amounts in thousands) for the years ended December 31:

	2014	2013	2012
Revenues of each segment are as follows:
Income Properties	$14,970	$12,828	$8,463
Commercial Loan Investments	2,191	1,713	—
Real Estate Operations	12,956	5,946	3,099
Golf Operations	5,125	5,075	4,506
Agriculture and Other Income	278	276	165

Total Revenues	$35,520	$25,838	$16,233

Operating income (loss) from Continuing Operations before income tax for each segment is as follows:
Income Properties	$13,015	$11,494	$7,787
Commercial Loan Investments	2,191	1,713	—
Real Estate Operations	8,630	2,292	2,394
Golf Operations	(405)	(412)	(888)
Agriculture and Other Income	89	128	(34)
General and Administrative Expenses	(7,017)	(5,434)	(6,625)
Impairment Charges	(421)	(616)	—
Depreciation and Amortization	(3,490)	(2,886)	(2,010)
Gain on Disposition of Assets	1	—	240

Total Operating Income	$12,593	$6,279	$864

Identifiable assets of each segment are as follows:
Income Properties	$189,418	$151,683	$130,726
Commercial Loan Investments	30,274	18,888	—
Real Estate Operations	28,968	29,929	34,162
Golf Operations	3,640	3,269	3,230
Agriculture and Other	23,623	22,415	16,579

Total Assets	$275,923	$226,184	$184,697

BUSINESS PLAN

Our business plan is primarily focused on investing in income-producing real estate and optimizing the value of our land holdings. Our investments in income-producing real estate are primarily through the acquisition of single-tenant and multi-tenant income properties, the self-development of multi-tenant income properties, or investing in commercial loans or similar financings secured by commercial real estate. Our investment in single-tenant, multi-tenant, and office income properties, when possible, utilizes proceeds from other real estate transactions which qualify for income tax deferral through the like-kind exchange provisions under Section 1031 of the Internal Revenue Code. We have held the significant majority of our portfolio of land holdings, which are used in our agricultural operations, for most of our over 100-year history, and, as a result, our book basis in the majority of these assets is very low. Because of the low basis in our land holdings, dispositions of our land typically generate large taxable gains. Utilizing the like-kind exchange structure allows us to defer the related income taxes on these gains and reinvest nearly all of the net sales proceeds of the qualifying transaction into income-producing properties. In limited circumstances we have reacquired land that we have previously sold either pursuant to the terms of the original sales agreement or through foreclosure. Land we have reacquired typically has a higher book basis. Our approach in investing in income-producing real estate is to use moderate leverage, when appropriate or necessary, to fund our acquisitions and to help accelerate our business plan objectives. Our use of leverage in acquiring income-producing real estate is intended to provide positive returns relative to our borrowing costs. We believe this enhances our Company’s income-generating real estate asset base while keeping us cash flow positive with approximately half of our market capitalization held in lower-yielding agricultural land assets.

Our investment strategy seeks to acquire income properties which will continue to broaden the credit base of our lease tenants, diversify our income property portfolio geographically, with an emphasis on major markets in the U.S., and diversify the type of income-producing property, which in the future may include hospitality or other retail. We have self-developed five of our multi-tenant income-producing properties, all of which are located in Daytona Beach, Florida. Our investments in commercial loans or similar structured finance investments have been, and will continue to be, secured by commercial real estate, residential real estate developments, land or a borrower’s pledge of its ownership interest in the entity that owns the real estate. We believe investment in each of these income-producing asset classes provide attractive opportunities for stable current cash flows and increased returns in the long run and the potential for capital appreciation.

We believe that we currently have a reasonably low level of leverage. Proceeds from closed land transactions provide us with investible capital. Our strategy is to utilize our low leverage and proceeds from land transactions to acquire income properties, acquire or originate commercial loan investments, and invest in securities of real estate companies, or other shorter term investments. Our primary targeted investment classes include the following:

•	Retail and office double-or-triple-net leased properties in major metropolitan areas;

•	Stabilized multi-tenant office and retail properties in major metropolitan areas;

•	Select office, flex, industrial, and retail self-developed properties on Company owned land;

•	Joint venture development using Company owned land;

•	Origination or purchase of 1-10 year term loans on strong risk-adjusted yields with property types to include hotel, office, retail, land and industrial;

•	Real estate related investment securities, including commercial mortgage backed securities, preferred or common stock, and corporate bonds;

•	Select regional area investments using Company market knowledge and expertise to earn good risk-adjusted yields; and

•	Purchase or origination of ground leases.

Our investments in income-producing properties have single or multiple tenants typically subject to long-term leases, primarily in the form of triple or double net leases and ground leases. Triple-net leases generally require the tenant to pay property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and capital expenditures. For multi-tenant properties, each tenant would pay their proportionate share of the aforementioned operating expenses of the property.

INCOME PROPERTIES

We have pursued a strategy of investing in income-producing properties, when possible, by utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes. During the year ended December 31, 2014, we acquired four income properties, two single-tenant and two multi-tenant, at a total purchase price of approximately $42.2 million:

•	On April 22, 2014, the Company acquired a 131,644 square-foot free-standing building, situated on 15.48 acres in Katy, Texas, which is leased to Lowe’s Home Improvement. The total purchase price was approximately $14.7 million, and as of the acquisition date, the remaining term of the lease was approximately 13 years;

•	On July 17, 2014, the Company acquired a 52,665 square-foot building situated on approximately 7 acres in Daytona Beach, Florida which is leased to American Signature Furniture. The purchase price was approximately $5.3 million, and as of the acquisition date, the remaining term of the lease was approximately 6 years. The property is located within an approximately 250,000 square-foot retail shopping center anchored by Best Buy, PetSmart and Barnes & Noble. The Company also owns the property leased to Barnes & Noble;

•	On October 7, 2014, the Company acquired a 59,341 square-foot retail center spanning two city blocks, in Sarasota Florida, which is anchored by a 36,000 square-foot Whole Foods Market retail grocery store. The center also has approximately 23,000 square-feet of additional retail space including a Starbucks retail store, and a three level parking garage. The total purchase price was $19.1 million, and as of the acquisition date, the weighted average remaining term of the leases was approximately 7 years; and

•	On December 30, 2014, the Company acquired a 112,292 square-foot retail shopping center comprised of two parcels on over 14 acres of land located in Winter Park, Florida as a redevelopment opportunity. The total purchase price was $3.1 million, and as of the acquisition date, the majority of the current tenants were under short term leases. As part of the redevelopment activities planned for this property, the Company will likely terminate the majority of the leases.

Our current portfolio of thirty-six single-tenant income properties generates approximately $13.3 million of revenues from lease payments on an annualized basis and has a weighted average remaining lease term of 9.3 years as of December 31, 2014. Our current portfolio of seven multi-tenant properties generates approximately $2.4 million of revenue from lease payments on an annualized basis and has a weighted average remaining lease term of 5.1 years as of December 31, 2014.

We expect to continue to focus on acquiring income-producing properties during fiscal year 2015, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing investments, we have self-developed five of our multi-tenant properties in Daytona Beach, Florida. The first self-developed property, located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida, is an approximately 22,000 square foot, two-story, building, known as the Concierge Office Building, which was 100% leased as of December 31, 2014. The second two properties, known as the Mason Commerce Center, consists of two buildings totaling approximately 31,000 square-feet (15,360 each), which was approximately 94% leased as of December 31, 2014. During the year ended December 31, 2014, construction was completed on two additional properties, known as the Williamson Business Park, which are adjacent to the Mason Commerce Center. Williamson Business Park consists of two buildings totaling approximately 31,000 square-feet (15,360 each), which was approximately 25% leased as of December 31, 2014.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. Pursuant to our on-going review, one property was sold in 2014. We intend to deploy all of the proceeds from the sale through the like-kind exchange structure, in our acquisition of the multi-tenant property in Sarasota, Florida The Company anticipates that future investments in income-producing assets could use the proceeds from selling non-core properties, utilizing the tax-deferred like-kind exchange structure, as circumstances permit.

As of December 31, 2014, the Company owned thirty-six single-tenant and seven multi-tenant income properties in ten states. Following is a summary of these properties:

Tenant	City	State	Area (Square Feet)	Year Built
American Signature Furniture	Daytona Beach	FL	52,665	2004
Bank of America	Garden Grove	CA	7,570	1962
Bank of America	Laguna Beach	CA	11,029	1961
Bank of America	Mission Viejo	CA	9,034	1975
Bank of America	Mission Viejo	CA	5,975	1979
Bank of America	Westminster	CA	7,620	1965
Bank of America	La Habra	CA	12,150	1978
Bank of America	Los Alamitos	CA	11,713	1963
Bank of America	Walnut	CA	8,730	1980
Bank of America	Yorba Linda	CA	4,339	1971
Barnes & Noble	Daytona Beach	FL	28,000	1995
Best Buy	McDonough	GA	30,038	2005
Big Lots	Phoenix	AZ	34,512	2000
Big Lots	Germantown	MD	25,589	2000
Buffalo Wild Wings	Phoenix	AZ	6,030	2012
CVS (2)	Clermont	FL	13,824	2002
CVS (2)	Melbourne	FL	10,908	2001
CVS (2)	Sanford	FL	11,900	2003
CVS (2)	Sanford	FL	13,813	2004
CVS (2)	Sebastian	FL	13,813	2003
CVS (2)	Sebring	FL	12,174	1999
CVS (2)	Tallahassee	FL	10,880	1995/2011	(1)
CVS (2)	Vero Beach	FL	13,813	2001
Dick’s Sporting Goods	McDonough	GA	46,315	2006
Harris Teeter	Charlotte	NC	45,089	1993
Hilton Resorts Corporation	Orlando	FL	102,019	1988
Hilton Resorts Corporation	Orlando	FL	31,895	2000
JPMorgan Chase Bank	Chicago	IL	4,635	2011
Lowe’s Corporation	Lexington	NC	114,734	1996
Lowe’s Corporation	Katy	TX	131,644	1997
PNC Bank	Altamonte Springs	FL	4,128	2004
Rite Aid Corp.	Renton	WA	16,280	2006
Walgreens	Boulder	CO	14,820	2010
Walgreens	Clermont	FL	13,650	2003
Walgreens	Palm Bay	FL	13,905	1999
Walgreens	Alpharetta	GA	15,120	2000

36 Single-Tenant Properties			910,353

Concierge Office Building	Daytona Beach	FL	22,012	2009
Mason Commerce Center-Building 1	Daytona Beach	FL	15,360	2009
Mason Commerce Center-Building 2	Daytona Beach	FL	15,360	2009
The Grove at Winter Park	Winter Park	FL	112,292	1985
Whole Foods Market Centre	Sarasota	FL	59,341	2004
Williamson Business Park-Building 1	Daytona Beach	FL	15,360	2014
Williamson Business Park-Building 2	Daytona Beach	FL	15,360	2014

7 Multi-Tenant Properties			255,085

Total 43 Properties			1,165,438

(1)	This property was expanded in 2011 at a cost of $1,600,000 in exchange for a new twenty-five year lease term.
(2)	These properties’ leases are with Holiday CVS, L.L.C. (a wholly-owned subsidiary of CVS Health)

The weighted average economical and physical occupancy rates of our income properties for each of the last three years on a portfolio basis are as follows:

Year	Single-Tenant Economic / Physical Occupancy	Multi-Tenant Economic / Physical Occupancy
2012	100% / 93%	88% / 88%
2013	100% / 96%	88% / 88%
2014	100% / 97%	75% / 75%

The information on lease expirations of our total income property portfolio for each of the ten years starting with 2015 is as follows:

Year	# of Tenant Leases Expiring	Total Square Feet of Leases Expiring	Annual Rents Expiring	Percentage of Gross Annual Rents Expiring
2015(1)	16	84,474	$435,578	2.9%
2016	4	20,971	$459,558	3.0%
2017	8	197,459	$1,796,746	11.8%
2018	2	2,511	$54,120	0.4%
2019	6	34,724	$946,649	6.2%
2020	3	79,685	$1,164,439	7.6%
2021	5	170,891	$2,549,157	16.7%
2022	1	13,824	$265,202	1.7%
2023	2	48,325	$694,574	4.5%
2024	5	74,820	$1,390,133	9.1%

(1)	As part of the redevelopment activities planned for The Grove at Winter Park, a multi-tenant property, the Company is terminating the majority of the leases. As a result, the 2015 lease expirations include 11 tenants of The Grove at Winter Park which account for 73,575 of the expiring square feet and $166,780 of the expiring annual rents.

The majority of leases have additional option periods beyond the original term of the lease, which are exercisable at the tenant’s option.

We completed no transactions subsequent to December 31, 2014, and prior to the date of this report, which related to our income properties portfolio.

No tenant of a single income property or group of income properties with the same tenant had aggregate rent which accounted for more than 10% of our consolidated revenues in 2014 or 2013.

REAL ESTATE OPERATIONS

As of December 31, 2014, the Company owned over 10,500 acres of land in Daytona Beach, Florida, along six miles of the west and east side of Interstate 95. Presently, the majority of this land is used for agricultural purposes. Approximately 1,400 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. The remainder of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development or industrial purposes. Included in the western land is approximately 900 acres which are located further west of Interstate 95 and a few miles north of Interstate 4 and this land is generally well suited for industrial purposes.

Beginning in 2012, we have observed an increase in residential and commercial real estate activity in the area surrounding our land holdings.

During the year ended December 31, 2014, a total of approximately 99.66 acres were sold for approximately $8.8 million as described below:

•	On February 18, 2014, the Company sold approximately 3.1 acres of land to Halifax Humane Society, Inc. for $391,500, or approximately $128,000 per acre, for a gain of approximately $347,000. This parcel is located on LPGA Boulevard, just west of I-95 in Daytona Beach, Florida and is adjacent to an existing property owned by Halifax Humane Society, Inc.

•	On August 15, 2014, the Company sold approximately 75.6 acres of land, located on the east side of Interstate 95, for development of a distribution center for approximately $7.8 million, or approximately $103,000 per acre, for a gain at closing of approximately $3.9 million with an additional gain of approximately $324,000 to be recognized on a percentage-of-completion basis as certain road improvements are completed through the estimated completion date of February 2015. As of December 31, 2014, approximately $277,000 of the gain has been recognized, leaving an approximate gain of $47,000 to be recognized in the first quarter of 2015. In addition, the Company expects to receive payments totaling approximately $1.1 million in late 2015 from Volusia County, based upon certain milestones being achieved including when the distribution center receives its certificate of occupancy and the dates when specified numbers of jobs have been created at the buyer’s operations. Although there can be no assurances that the Company will receive the $1.1 million, such payments would bring the total gain on the sale to approximately $5.3 million.

•	On October 30, 2014, the Company sold approximately 20.96 acres of land, which presented certain issues for development involving wetlands mitigation, to Victor Indigo Lakes, L.L.C. for $625,000, or approximately $30,000 per acre, for a gain of approximately $552,000. The land is located along the east side of Williamson Boulevard across from Indigo Lakes, in Daytona Beach, Florida.

During the year ended December 31, 2013, a total of 11.655 acres were sold for approximately $3.0 million as described below:

•	On December 4, 2013, the Company sold approximately 3.405 acres to RaceTrac Petroleum, Inc. (“RaceTrac”) for $1.3 million or approximately $382,000 per acre. We recognized a loss on the sale of approximately $244,000 which is attributable primarily to a higher basis in the property as a result of the Company having repurchased this land in 2010. The parcel sold to RaceTrac is part of Williamson Crossing, an approximately 23-acre, proposed commercial development located at the southeast corner of Williamson and LPGA Boulevards in Daytona Beach. RaceTrac is the first occupant for the Williamson Crossing site. In connection with the transaction, the Company agreed to reimburse RaceTrac up to $976,500 over five years for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire Williamson Crossing site. As of December 31, 2014 and 2013, $283,500 of cash is held in escrow related to the improvements and is classified as restricted cash in the consolidated balance sheets. The Company anticipates that all or a portion of these reimbursable costs will be shared by other owners as parcels in the Williamson Crossing development are sold and additional businesses locate to the site. Based on the book basis of the remaining repurchased acres relative to the price per acre in the RaceTrac transaction, the Company determined that no adjustment for impairment was required as of December 31, 2013.

•	On December 19, 2013, the Company sold approximately 2.02 acres to Intracoastal Bank. The land was sold for $640,000 or approximately $317,000 per acre for a gain of approximately $581,000. This parcel is located on LPGA Boulevard, east of I-95 in Daytona Beach, Florida, between the Vince Carter’s and Wendy’s restaurants.

•	On December 20, 2013, the Company sold approximately 6.23 acres to CarMax Auto Super Stores, Inc. (“CarMax”) for $1.05 million, or approximately $168,500 per acre, for a total loss of approximately $1.0 million. We recognized a loss of approximately $416,000 on the sale. In the second quarter of 2013 the Company recognized an impairment loss of approximately $616,000 which was based on the contract price in a transaction that had been executed for approximately 3.21 acres of the total 6.23 acres sold to CarMax. That transaction was terminated prior to closing. The basis in these acres was higher than is typical for the Company’s land holdings as this land had been reacquired through foreclosure in 2009.

During the year ended December 31, 2012, a total of 16.6 acres were sold for approximately $618,000 as described below:

•	During the second quarter of 2012, the Company sold approximately 16.6 acres of industrial land west of Interstate 95 at a price of approximately $618,000 or $37,000 per acre. The gain on the sale of this land totaled approximately $573,000.

•	During 2009, a real estate sales transaction closed in which the Company had a commitment to fund up to $1,125,000 for its share of road construction costs. During 2010, the Company paid approximately $554,000 of this commitment. The remaining balance, totaling approximately $571,000, was recorded as a liability and included in accrued liabilities on the consolidated balance sheets. The finalization of the construction costs occurred in the first quarter of 2012, and resulted in approximately $730,000 of income during the second quarter of 2012, representing the reversal of the remaining commitment and a reimbursement of approximately $160,000.

As of February 27, 2015, the Company had six executed purchase and sale agreements with six different buyers whose intended use for the land under contract includes residential, retail, and office. These agreements, in aggregate, represent the potential sale of approximately 1,674 acres, or 16% of our land holdings, with anticipated sales proceeds totaling more than $47.0 million. The agreements contemplate closing dates ranging from the second quarter of 2015 to year end 2016 with some of the transactions expected to close in 2015 not contractually obligated to close until after 2015. Certain of these agreements provide for extensions that, if exercised, would move the potential closing into 2017. Each of the transactions are in varying stages of due diligence by the various buyers, including, in some instances having made submissions to the planning and development departments of the applicable governmental authorities. Two of the buyers have received unanimous approval from the City of Daytona Beach planning commission one for a 380,000 square feet retail center on 38 acres and the other for a master planned aged restricted residential development of approximately 3,200 units on 1,585 acres. In addition to other customary closing conditions, the majority of these transactions are conditioned upon both the receipt of approvals from various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate the respective agreement prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms, including the sales price.

The Company owns impact fee and mitigation credits with a combined total of approximately $5.2 million and $6.1 million as of December 31, 2014 and 2013, respectively. During the years ended December 31, 2014 and 2013, the Company received cash payments of approximately $537,000 and $232,000, respectively, for impact fees with a basis generally of equal value. During the year ended December 31, 2014, the Company received cash of $389,000 for the sale of mitigation credits in conjunction with the land sale to Victor Indigo Lakes, L.L.C. with a basis of approximately $176,000. In addition, mitigation credits were utilized related to the 75.6 acre land sale with a basis of approximately $127,000.

Historical revenues and income from our sale of land are not indicative of future results because of the unique nature of land transactions and variations in the cost basis of the owned land. A significant portion of the Company’s revenue and income in any given year may be generated through relatively few land transactions. The timing for these land transactions, from the time of preliminary discussions through contract negotiations, due diligence periods, and the closing, can last from several months to several years. Although we believe there have been recent indications of improvement in the overall economy and credit markets, we expect the overall real estate market, particularly home building, to remain inconsistent in the near term, and as a result we believe our ability to enter into land transactions will remain challenging.

Real Estate Impairments. During the year ended December 31, 2014, the Company did not recognize any impairments of its land holdings. During the year ended December 31, 2013, the Company conducted an impairment analysis on 6.23 acres of land in Daytona Beach, Florida, which had been reacquired through a foreclosure in 2009. Approximately 3.21 of these acres were subject to a sales contract that was executed during the second quarter of 2013 which we deemed highly probably of closing. Although the transaction was subsequently terminated prior to closing, the analysis resulted in an impairment charge of approximately $616,000, representing the portion of the cost basis of the property that management considered to be un-recoverable based on the land under contract and other current market prices. The 6.23 acres of land were sold under a new sales contract on December 20, 2013, resulting in an additional loss of approximately $416,000, as more fully described in Note 5 “Land and Subsurface Interests.”

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

During 2011, an eight-year oil exploration lease covering approximately 136,000 net mineral acres primarily located in Lee County and Hendry County, Florida was executed and an approximate $914,000 first year rental payment was received. An additional approximate $922,000, representing the guaranteed payment for the second year’s delay rent, was received in September 2012. The two payments totaling approximately $1.8 million have been recognized ratably into income through September 2013. On September 22, 2013, the Company entered into an amendment of the exploration lease (the “Oil Lease Amendment”). Under the Oil Lease Amendment, the net mineral acres under exploration lease was reduced from approximately 136,000 net mineral acres to approximately 82,000 net mineral acres in Hendry County, Florida. The approximately 54,000 net mineral acres removed from the exploration lease were located in Lee County, Florida. In connection with the Oil Lease Amendment, the Company received an approximate $3.3 million rent payment for the third year of the Company’s eight-year oil exploration lease. The payment was recognized ratably over the 12 month lease period ending in September 2014. Also during September 2013, the Company received, and recognized as revenue, a non-refundable penalty payment of $1.0 million relating to the drilling requirements in the lease. During September 2014, the Company received an approximate $1.9 million rent payment for the adjusted acreage of 42,000 acres for the fourth year of the Company’s eight-year exploration lease, which is being recognized ratably over the 12 month lease period ending in September 2015. Also during September 2014, the Company received, and recognized as revenue, a non-refundable penalty payment of $600,000 relating to drilling requirements in the lease. The terms of the lease state the Company will receive royalty payments if production occurs and may receive additional annual rental payments if the lease is continued in years four through eight. The lease is effectively eight one-year terms as the lessee has the option to terminate the lease annually.

Lease income generated by the Oil Lease Amendment is being recognized on a straight-line basis over the guaranteed lease term. For the years December 31, 2014, 2013, and 2012, lease income of approximately $2.9 million, $1.6 million, and $919,000 was recognized, respectively. There can be no assurance that the Oil Lease Amendment will be extended beyond the expiration of the current term of September 2015 or, if renewed, on similar terms or conditions.

During the year ended December 31, 2014, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Production volume from these oil wells was 64,835 barrels in 2014, 88,782 barrels in 2013 and 81,441 barrels in 2012, resulting in revenues received from oil royalties of approximately $198,000, $268,000 and $287,000, respectively.

The Company’s current policy is to not release any ownership rights with respect to its reserved mineral rights. The Company may release surface entry rights or other rights upon request of a surface owner who requires such a release for a negotiated release fee based on a percentage of the surface value. Cash payments for surface entry rights released totaled approximately $4,000 and $120,000 during the years ended December 31, 2014 and 2013, respectively, which is included in revenue from real estate operations.

During the first quarter of 2012, the Company signed an excavation agreement for fill dirt removal with up to four 9-month excavation periods and received an upfront non-refundable payment of $250,000 for the first excavation period beginning March 2012, and ending November 30, 2012. Through December 31, 2012, the entire non-refundable payment was recognized into income. This excavation agreement was terminated after the first excavation period. In late 2013, a new excavation agreement for fill dirt removal was executed which generated revenue of approximately $119,000 during the year ended December 31, 2014. Revenue generated from excavation of fill dirt is included in revenue from real estate operations.

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

The Company leases the land and certain improvements attributable to the golf courses under a long-term lease with the City of Daytona Beach, Florida (the “City”), which expires in 2022. In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”) whereby the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, would remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term. As of December 31, 2014, approximately $2.1 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

COMMERCIAL LOAN INVESTMENTS

        Our investment in commercial loans or similar structured finance investments, such as mezzanine loans or other subordinated debt, have been and are expected to continue to be secured by commercial or residential real estate or land or a borrower’s pledge of its ownership interest in the entity that owns the real estate. The first mortgage loans we typically invest in or originate are for commercial real estate, located in the United States and that are current or performing with either a fixed or floating rate. Some of these loans may be syndicated in either a pari passu or senior/subordinated structure. Commercial first mortgage loans generally provide for a higher recovery rate due to their senior security position in the underlying collateral. Commercial mezzanine loans are typically secured by a pledge of the borrower’s equity ownership in the underlying commercial real estate. Unlike a mortgage, a mezzanine loan does not represent a lien on the property. Investor’s rights in a mezzanine loan are usually governed by an intercreditor agreement that provides holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same commercial property.

On August 7, 2013, the Company acquired a $19.6 million first mortgage loan secured by an upper upscale hotel in Atlanta, Georgia, for approximately $17.5 million, a discount of approximately $2.05 million. The discount was being accreted into income ratably through the contractual maturity date in March 2014, which was included in Interest Income from Commercial Loan Investments in the consolidated financial statements. On January 6, 2014, the commercial mortgage loan principal of $19.5 million was paid in full. The total revenue recognized in January 2014 was approximately $844,000 including the remaining accretion of the purchase discount of approximately $650,000, interest income of approximately $36,000, and an exit fee of approximately $195,000, offset by the remaining amortization of fees of approximately $37,000.

On January 31, 2014, the Company acquired a mezzanine loan secured by the borrower’s equity interest in an upper upscale hotel in Atlanta, Georgia, that was previously subject to the Company’s first commercial loan investment. The Company purchased the $5.0 million performing loan at par. The loan matures in February 2019, bears a fixed interest rate of 12.00% per annum, and requires payments of interest only prior to maturity. Interest revenue recognized during the year ended December 31, 2014 was approximately $558,000.

On May 16, 2014, the Company funded approximately $3.1 million of a $6.3 million first mortgage commitment for the redevelopment of an existing vacant retail property into a Container Store located in Glendale, Arizona, which opened on February 7, 2015. As of December 31, 2014, approximately $5.3 million in draws were funded by the Company, leaving a remaining commitment of approximately $1.0 million, which may be drawn by the borrower as construction costs are incurred. Construction was substantially complete as of December 31, 2014 and the Company expects to fund the remaining commitment in the first quarter of 2015. The loan matures in November 2015, includes one nine-month extension option, bears a fixed interest rate of 6.00% per annum prior to the commencement of rent on the Container Store lease, and requires payments of interest only prior to maturity, and requires payments of interest only prior to maturity. At closing, a loan origination fee of approximately $79,000 was received by the Company and is being accreted ratably into income through the contractual maturity date in November 2015. Total interest revenue recognized during the year ended December 31, 2014 was approximately $161,000. Subsequent to the commencement of rent, the interest rate on our loan will be the 30-day London Interbank Offer Rate (“LIBOR”) plus 800 basis points. Rent commenced on February 7, 2015.

On May 20, 2014, the Company acquired an approximate $9.0 million B-Note secured by a retail shopping center located in Sarasota, Florida. The loan matures in June 2015, includes three one-year extension options, bears a floating interest rate of 30-day LIBOR plus 725 basis points, and requires payments of interest only prior to maturity. The loan is subordinate to an approximately $48.0 million A-Note collateralized by the same property, for a total debt balance of $57.0 million. Interest revenue recognized during the year ended December 31, 2014 was approximately $416,000.

On September 30, 2014, the Company acquired a mezzanine loan secured by the borrower’s equity interest in an upper upscale hotel in Dallas, Texas. The Company purchased the $10.0 million performing loan at par. The loan matures in September 2016, bears a floating interest rate of 30-day LIBOR plus 725 basis points, and requires payments of interest only prior to maturity. The loan is subordinate to a $64.0 million first mortgage on the hotel in Dallas, Texas. Interest revenue recognized during the year ended December 31, 2014 was approximately $191,000.

On November 14, 2014, the Company acquired a $1.0 million first mortgage loan secured by real estate in Ormond Beach, Florida. The loan matures in November 2015, includes a one-year extension option, bears a floating interest rate of 30-day LIBOR plus 725 basis points, and requires payments of interest only prior to maturity. At closing, a loan origination fee of approximately $10,000 was received by the Company and recognized as income. Interest revenue recognized during the year ended December 31, 2014 was approximately $10,000.

AGRICULTURE AND OTHER INCOME

Effectively all of our agriculture and other income consists of revenues generated by our agricultural operations. The Company’s agricultural lands encompass approximately 9,700 acres on the west side of Daytona Beach, Florida. Our agricultural operations are managed by a third-party and consist of leasing land for hay production, timber harvesting, as well as hunting leases.

COMPETITION

The real estate business generally is highly competitive. Our business plan is focused on investing in commercial real estate that produces income primarily through the leasing of assets to tenants. To identify investment opportunities in income-producing real estate assets and to achieve our investment objectives, we compete with numerous companies and organizations, both public as well as private, of varying sizes, ranging from organizations with local operations to organizations with national scale and reach, and in some cases, we compete with individual real estate investors. In all the markets in which we compete to acquire income properties, price is the principal method of competition, with transaction structure and certainty of execution also being significant considerations for potential sellers. As of December 31, 2014, our total income property portfolio, including our single-tenant and multi-tenant properties, consists of forty-three income properties located in the following states: (i) Arizona (ii) California (iii) Colorado (iv) Florida (v) Georgia (vi) Illinois (vii) Maryland (viii) North Carolina (ix) Texas, and (x) Washington. Should we need to re-lease our single-tenant income properties or space in our multi-tenant properties, we would compete with many other property owners in the local market based on price, location of our property, potential tenant improvements, and possibly lease terms.

Our real estate operation is comprised of our land holdings, which are largely used for agricultural purposes today and are substantially located in the City of Daytona Beach, Florida, and our subsurface interests. The parties typically interested in our land holdings are both residential and commercial developers as well as commercial businesses. These interested parties typically base their decision to acquire land on, among other things, price, location, land use or optionality of land use, and may also consider other development activities in the surrounding area.

Our business plan is also focused on investing in commercial real estate through the performance of mortgage financings secured by commercial real estate. Competition for investing in commercial mortgage loans and similar financial instruments can include financial institutions such as banks, life insurance companies, institutional investors such as pension funds and other lenders including mortgage REITs, REITs, and high wealth investors. The organizations that we compete with are varying sizes, ranging from organizations with local operations to organizations with national scale and reach. Competition from these interested parties is based on, amongst other things, pricing or rate, financing structure, and other elements of the typical terms and conditions of a real estate financing.

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

EMPLOYEES

At December 31, 2014, the Company had fourteen full-time employees and considers its employee relations to be satisfactory.

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

A prolonged downturn in economic conditions, especially in Daytona Beach, Florida, could adversely impact our business. In recent years, the collapse of the housing market, together with the crisis in the credit markets, resulted in a recession in the local and national economy with significant levels of unemployment, shrinking gross domestic product, and drastically reduced consumer spending. During this period, potential consumers of residential real estate often deferred or avoided real estate purchases due to, among other factors, a lack of liquidity, the substantial costs involved, and overall uncertainty with the economy. The real estate industry is particularly vulnerable to shifts in local, regional, and national economic conditions which are outside of our control, such as short and long-term interest rates, housing demand, population growth, and unemployment levels and job growth. Our real estate operations segment is especially sensitive to economic conditions in Florida, particularly in Daytona Beach, where substantially all of our land portfolio is located. While Florida has experienced improving economic conditions the recovery for Florida started later and has taken longer than the rest of the nation. A prolonged period of economic weakness or another downturn could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows.

We may experience a decline in the fair value of our real estate assets or investments which could result in impairments and would impact our financial condition and results of operations. A decline in the fair market value of our long-lived assets may require us to recognize an “other-than-temporary” impairment against such assets (as defined by FASB authoritative accounting guidance) if certain conditions or circumstances related to an asset were to change and we were to determine that, with respect to any such asset, there was an unrealized loss to the fair value of the asset. The fair value of our long-lived assets depends on market conditions, including estimates of future demand for these assets, and the revenues that can be generated from such applicable assets including land or an income property. If such a determination were to be made, we would recognize the estimated unrealized losses through earnings and write down the depreciated or amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sales price received and the adjusted depreciated or amortized cost of such assets at the time of sale.

The most recent downturn in the U.S. economy and real estate markets caused the fair value of certain of our properties to decrease. In 2011, we wrote down the carrying value of our golf operations assets and certain of our land assets with corresponding non-cash charges against our earnings to reflect the impaired value. In 2013, we wrote down the carrying value of a small parcel of land reacquired through foreclosure in 2009 when a portion of this reacquired land was under contract to be sold for a price that was less than the carrying value of the land. If the real estate market were to experience another decline, we may be required to take other impairment charges against our earnings for other than temporary impairments in the value of our real estate assets including our land, income properties, commercial loan investments and similar financings or other capitalized costs. Any such non-cash charges could have an adverse effect on our financial condition and results of operations.

Our quarterly results are subject to variability. We have historically derived a substantial portion of our income from transactions in our land holdings. The timing of such real estate transactions is not predictable and is generally subject to the purchaser’s ability to, among other things, obtain on a timely basis acceptable financing and approvals from local municipalities and regulatory agencies for the intended use of the land. As these approvals are subject to third party responses, it is not uncommon for delays to occur, which affect the timing of transaction closings and may also impact the terms and conditions of the transaction. These timing issues have caused, and may continue to cause, our operating results to vary significantly from quarter to quarter and year to year.

Our future success will depend upon, among other things, our ability to successfully execute our strategy to invest in income- producing assets. There is no assurance that we will be able to continue to execute our strategy of investing in income-producing assets, including income properties and commercial loans or similar financings secured by real estate. There is no assurance that the income property portfolio will expand at all, or if it expands, at any specified rate or to any specified size. If we continue to invest in diverse geographic markets other than the markets in which we currently own properties, we will be subject to risks associated with investing in new markets as those markets will be relatively unfamiliar to us. In addition, investments in new markets may introduce increased costs to us relating to factors including the regulatory environment and the local and state tax structure. Additionally there is no assurance we will or can expand our investments in commercial loans or similar financings secured by real estate.

Consequently if we are unable to acquire additional income-producing assets or our investments in new markets introduce increased costs our financial condition, results of operations, and cash flows may be adversely affected.

We operate in a highly competitive market for the acquisition of income properties and more established competitors may be able to compete more effectively for acquisition opportunities than we can. A number of entities compete with us to purchase income properties. We compete with REITs, public and private real estate focused companies, high wealth individual investors, and others. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several of our public company competitors have greater access to raising equity or debt financing, have significant amounts of capital available and objectives that overlap with ours, which may create competition for acquisition opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of income property acquisitions and establish more relationships than us. We cannot be assured that the competitive pressures we face will not have a material adverse effect on our business, financial condition, results of operations and therefore our cash flows. Also, as a result of this competition, we may not be able to take advantage of attractive acquisition opportunities from time to time, and we can offer no assurance that we will be able to identify and purchase assets that are consistent with our objectives.

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

We are subject to a number of risks inherent with the real estate industry and in the ownership of real estate assets or investment in financings secured by real estate which may adversely affect our returns from our investments, our financial condition, results of operations and cash flows. Factors beyond our control can affect the performance and value of our real estate assets including our land, income properties, investments in commercial loans or similar financings secured by real estate or other investments. Real estate assets are subject to various risks, including but not limited to the following:

•	Adverse changes in national, regional, and local economic and market conditions where our properties are located;

•	Competition from other real estate companies similar to ours and competition for tenants, including competition based on rental rates, age and location of the property and the quality of maintenance, insurance, and management services;

•	Changes in tenant preferences that reduce the attractiveness of our properties to tenants or decreases in market rental rates;

•	Zoning or other local regulatory restrictions, or other factors pertaining to the local government institutions which inhibit interest in the markets in which our land holdings or income producing assets are located;

•	Costs associated with the need to periodically repair, renovate or re-lease our properties;

•	Increases in the cost of our operations, particularly maintenance, insurance, or real estate taxes which may occur even when circumstances such as market factors and competition cause a reduction in our revenues;

•	Changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies, and ordinances;

•	Illiquidity of real estate investments which may limit our ability to modify our income producing asset portfolio promptly in response to changes in economic or other conditions;

•	Acts of God, including natural disasters, which may result in uninsured losses; and

•	Acts of war or terrorism, including consequences of terrorist attacks.

If any of these or similar events occurs, it may reduce our return from an affected real estate asset or investment which could adversely impact our financial condition, results of operations and cash flows.

The loss of revenues from our income property portfolio or certain tenants would adversely impact our results of operations and cash flows. While no single tenant represents more than 10% of our consolidated revenues as of December 31, 2014, we have tenants who lease a number of our income properties or a large amount of the square footage of our income property portfolio, such as CVS, Lowe’s Corporation, Bank of America, Big Lots and Hilton Resorts Corporation. The default, financial distress, or bankruptcy of one or all of these tenants could cause substantial vacancies in our income property portfolio and reduce our revenues from our income property operations significantly thereby adversely impacting our results of operations and cash flows. Vacancies reduce our revenue until the affected properties can be re-leased and could decrease the value of each such vacant property. Upon the expiration of the leases that are currently in place, we may not be able to re-lease a vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing. If, following the loss of an income property tenant, we are unable to re-lease the income property at comparable rental rates and in a timely manner, our financial condition, results of operations and cash flows could be adversely affected.

Certain provisions of the Company’s leases may be unenforceable. The Company’s rights and obligations with respect to its leases are governed by written agreements with its tenants. A court could determine that one or more provisions of such an agreement are unenforceable, such as a particular remedy, a termination provision, or a provision governing the Company’s remedies for default of the tenant lessee. If we were unable to enforce provisions of a lease agreement or agreements, our results of operations, financial condition, and cash flows could be adversely impacted.

We may not be able to dispose of properties we target for sale to recycle our capital. While the Company’s strategy may include selectively selling non-core income-producing properties to recycle our capital, we may be unable to sell properties targeted for disposition due to adverse market conditions or not achieve the pricing or timing that is consistent with our expectations. This may adversely affect, among other things, the Company’s ability to deploy capital into the acquisition of other income-producing properties, the execution of our overall operating strategy and consequently our financial condition, results of operations, and cash flows.

        Most of our land holdings are located in a Daytona Beach, Florida and the competition in the local and regional market, the possible impact of government regulation or development limitations, and the criteria used by interested parties interested in acquiring land could adversely impact interest in our land and thereby our results of operations and cash flows. The parties typically interested in our land holdings base their decision to acquire land on, among other things, price, location, and land use or optionality of land use. In some instances the aforementioned acquisition criteria or other factors may make an interested party consider other land holdings instead of ours. In addition, parties interested in acquiring our land holdings would likely consider the impact of governmental regulations or ordinances on their ability to develop the land for their intended use and may seek incentives or similar economic considerations from the governmental authorities that they may not be able to obtain. These conditions may make it difficult for us to complete land transactions on acceptable terms or at all which could adversely impact our financial condition, results of operations, and cash flows.

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

Continued or increased operating losses from the golf operations may adversely impact the Company’s results of operations and cash flows. The Company has golf operations consisting of two 18-hole golf courses in Daytona Beach, Florida, with a food and beverage operation, and club membership operations. A third party manages and staffs these operations on behalf of the Company. Since its inception the golf operation has generated negative cash flows. In 2011, the Company recognized an impairment of approximately $4.0 million on the long-lived assets of the golf operations. The results of operations from the golf operations are subject to the typical execution risks inherent with many golf, retail and club operations including, but not limited to: maintenance, merchandising, pricing, customer service, competition, consumer preferences and behavior, safety, compliance with various federal, state and local laws, ordinances and regulations, environmental contamination, weather conditions, or other trends in the local market. Although the negative cash flows generated by the golf operations decreased substantially in 2014, any one of these execution risk factors could negatively impact the golf operations and thereby adversely impact the Company’s results of operations and cash flows.

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

The revenues from our golf operations depend on a third-party operator that we do not control. We currently utilize a third-party to manage and operate our golf operations. As a result, we do not directly implement operating business decisions with respect to the operation and marketing of our golf operations, and personnel decisions. For our golf operations these decisions may concern course maintenance, membership programs, marketing programs, and employee matters. The amount of revenue that we generate from the golf operations is dependent on the ability of the third-party manager to maintain and increase the gross receipts from LPGA International. If the revenues from our golf operations decline or the operating expenses increase at a rate that is inconsistent with revenues our results of operations and our cash flows would be adversely affected.

Our investment strategy may involve credit risk. As part of our business strategy, we have invested in commercial loans secured by commercial real estate and will likely invest in other mortgage loans or similar financings secured by real estate in the future. Investments in commercial loans or similar financings of real estate involve credit risk with regard to the borrower, the borrower’s operations and the real estate that secures the financing. The credit risks include, but are not limited to, the ability of the borrower to execute their business plan and strategy, the ability of the borrower to sustain and/or improve the operating results generated by the collateral property, the ability of the borrower to continue as a going concern, and the risk associated with the market or industry in which the collateral property operates. Our evaluation of the investment opportunity in a mortgage loan or similar financing includes these elements of credit risk as well as other underwriting criteria and factors. Further, we may rely on third party resources to assist us in our investment process and otherwise conducting customary due diligence. Our underwriting of the investment or our estimates of credit risk may not prove to be accurate, as actual results may vary from our estimates. In the event we underestimate the performance of the borrower and/or the underlying real estate which secures our commercial loan or financing, we may experience losses or unanticipated costs regarding our investment and our financial condition, results of operations, and cash flows may be adversely impacted.

Because of competition, we may not be able to acquire commercial loans or similar financings at all or at favorable yields. We may not be able to execute our strategy of acquiring commercial loans or similar financings at favorable spreads over our borrowing costs. We compete with many other investment groups including REITs, public and private investment funds, life insurance companies, commercial and investment banks, commercial finance companies, including some of the third parties with which we expect to have relationships. In most instances the competition has greater financial capacity, larger organizations and operating presence in the market. As a result, we may not be able to acquire commercial loans or similar financings in the future at all or at favorable spreads over our borrowing costs which could adversely impact our results of operations and cash flows and would likely result in the need for any growth in our portfolio of income-producing assets to be achieved through the acquisition of income properties.

Debt and preferred equity investments could cause us to incur expenses, which could adversely affect our results of operations. We currently own, or may own in the future, investments in first mortgages, mezzanine loans, junior participations and preferred equity interests. Such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests including through foreclosure proceedings. Borrowers may contest enforcement of foreclosure or our other remedies, and may seek bankruptcy protection to potentially block our actions to enforce their obligations to us. Relatively high loan-to-value ratios and declines in the value of the underlying collateral property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property’s investment potential.

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

We may invest in fixed-rate loan investments, and an increase in interest rates may adversely affect the value of these investments, which could adversely impact our financial condition, results of operations and cash flows. Increases in interest rates may negatively affect the market value of our investments, particularly any fixed-rate commercial loans or other financings we have invested in. Generally any fixed-rate commercial loans or other financings will be more negatively affected by rising interest rates than adjustable-rate assets. We are required to reduce the book value of our investments by the amount of any decrease in their fair value. Reductions in the fair value of our investments could decrease the amounts we may borrow to purchase additional commercial loan or similar financing investments, which could impact our ability to increase our operating results and cash flows. Furthermore, if our borrowing costs are rising while our interest income is fixed for the fixed-rate investments, the spread between our borrowing costs and the fixed-rate we earn on the commercial loans or similar financing investments will contract or could become negative which would adversely impact our financial condition, results of operations, and cash flows.

The commercial loans or similar financings we expect to acquire that are secured by commercial real estate typically depend on the ability of the property owner to generate income from operating the property. Failure to do so may result in delinquency and/or foreclosure. Commercial loans are secured by commercial property and are subject to risks of delinquency and foreclosure and therefore the risk of loss. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. In the event of any default under a commercial loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial loan, which could have a material adverse effect on our financial condition, operating results and cash flows. In the event of the bankruptcy of a commercial loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed commercial loan. If the borrower is unable to repay a mortgage loan or similar financing our inability to foreclose on the asset in a timely manner, and/or our inability to obtain value from reselling or otherwise disposing of the asset for an amount equal to our investment basis would adversely impact our financial condition, results of operations, and cash flows.

The activities or actions of a third party servicer engaged to service our investment in a commercial loan or similar debt financing could adversely impact the value of our investment or our results of operations and cash flows. Our investments in first mortgages, mezzanine loans or other debt financings secured by real estate may require a third party servicer to service the loan on our behalf and/or on behalf of third parties who have invested in some portion of the debt financing. An intended or unintended breach by the servicer with regard to their servicing of the debt financing or in their contractual obligations and fiduciary duties to us or the other holders of the debt financing could adversely impact the value of our investment or our results of operations and cash flows.

We may suffer losses when a borrower defaults on a loan and the underlying collateral value is less than the amount due. If a borrower defaults on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. Conversely, some of our commercial loans may be unsecured or are secured only by equity interests in the borrowing entities. These loans are subject to the risk that other lenders in the capital stack may be directly secured by the real estate assets of the borrower or may otherwise have a superior right to repayment. Upon a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the borrower before a default, and, as a result, the value of the collateral may be reduced by acts or omissions by owners or managers of the assets. In addition, the value of the underlying real estate may be adversely affected by some or all of the risks referenced above with respect to our owned real estate.

Some of our commercial loans may be backed by individual or corporate guarantees from borrowers or their affiliates which are not secured. If the guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged as collateral for other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed to us under our loans and guarantees. As a result of these factors, we may suffer additional losses which could have a material adverse effect on our financial performance.

Upon a borrower bankruptcy, we may not have full recourse to the assets of the borrower to satisfy our loan. Additionally, in some instances, our loans may be subordinate to other debt of certain borrowers. If a borrower defaults on our loan or on debt senior to our loan, or a borrower files for bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods), and control decisions made in bankruptcy proceedings. Bankruptcy and borrower litigation can significantly increase collection costs and the time needed for us to acquire title to the underlying collateral (if applicable), during which time the collateral and/or a borrower’s financial condition may decline in value, causing us to suffer additional losses.

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

The Company may be unable to obtain debt or equity capital on favorable terms, if at all, or additional borrowings may impact our liquidity. We may seek to obtain additional debt financing or raise equity capital and may be unable to do so on favorable terms, if at all, to further our business objectives. We may obtain unsecured debt financing in addition to our credit facility which could decrease our borrowing capacity on the credit facility. Capital that may be available may be materially more expensive or available under terms that are materially more restrictive than the Company’s existing debt capital, which would have an adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

An increase in our borrowing costs would adversely affect our financial condition and results of operations. While we have no short-term maturities in our long-term debt, should we seek to utilize additional debt to help finance our acquisitions, increased interest rates would reduce the difference, or spread, that we may earn between the yield on the investments we make and the cost of the leverage we employ to finance such investments. It is possible that the spread on investments could be reduced to a point at which the profitability from investments would be significantly reduced or eliminated entirely. This would adversely affect our returns on our assets, our financial condition, our results of operations, and cash flows and could require us to liquidate certain or all of these assets.

The Company’s revolving credit facility and secured financings include certain financial and/or other covenants that could restrict its operating activities, and the failure to comply with such covenants could result in a default that accelerates the required payment of such debt. As of December 31, 2014, the Company had approximately $43.5 million of outstanding indebtedness under the revolving credit facility and $60.4 million of secured debt. The revolving credit facility contains various restrictive covenants which include, among others, a maximum total indebtedness and limits on the repurchase of the Company’s stock and similar restrictions. In addition, the revolving credit facility contains certain financial covenants pertaining to debt service coverage ratios, maximum levels of investment in certain types of assets, the number and make-up of the properties in the borrowing base and similar covenants typical for this type of indebtedness. The Company’s secured indebtedness generally contains covenants regarding debt service coverage ratios. The Company’s ability to meet or maintain compliance with these and other debt covenants may be dependent on the performance by the Company’s tenants under their leases. The Company’s failure to comply with certain of its debt covenants could result in a default that may, if not cured, accelerate the payment under such debt and limit the Company’s available cash flow for acquisitions, dividends, or operating costs, which would likely have a material adverse impact on the Company’s financial condition, results of operations, and cash flows. In addition, these defaults could impair the Company’s access to the debt and equity markets.

Declines in value of the assets in which we invest will adversely affect our financial condition and results of operations, and make it more costly to finance these assets. Generally, we use our income property investments as collateral for our financings or as the borrowing base for our credit facility. Any decline in their value, or perceived market uncertainty about their value, could make it difficult for us to obtain or renew financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place.

Our operations could be negatively impacted by the loss of key management personnel. We believe our future success depends, to a significant extent, on the efforts of each member of the Company’s senior management and our ability to attract and retain key personnel. The loss of, or our inability to replace, any member of senior management could adversely affect our operations and our ability to execute our business strategies and thereby our financial condition, results of operations and cash flows. We maintain key man insurance on our chief Executive Officer, but we do not have key man life insurance policies on the other members of our senior management.

Our operations and properties could be adversely affected in the event of a hurricane, earthquake, natural disaster, or other significant disruption. Our corporate headquarters and many of our properties are located in Florida, where major hurricanes have occurred. We have income properties in southern California where earthquakes have occurred. Depending on where any particular hurricane makes landfall, our properties in Florida could experience significant damage. Similarly, should an earthquake occur in southern California, our properties there could incur significant damage. In addition, the occurrence and frequency of hurricanes in Florida could also negatively impact demand for our real estate assets because of consumer perceptions of hurricane risks. In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts and heat waves, could have an adverse effect on our ability to develop properties or realize income from our properties. If a hurricane, earthquake, natural disaster or other similar significant disruption occurs, we may experience disruptions to our operations and damage to our properties, which could have an adverse effect on our business, our financing condition, our results of operations, and our cash flows.

Uninsured losses may adversely affect the Company’s ability to pay outstanding indebtedness. The Company’s income-producing properties are generally covered by comprehensive liability, fire, and extended insurance coverage, typically paid by the tenant under the triple-net and double-net lease structure. The Company believes that the insurance carried on its properties is adequate and in accordance with industry standards. There are, however, types of losses (such as from hurricanes, earthquakes, or other types of natural disasters or wars or other acts of violence) which may be uninsurable or the cost of insuring against these losses may not be economically justifiable. If an uninsured loss occurs or a loss exceeds policy limits, the Company could lose both its invested capital and anticipated revenues from the property, thereby reducing the Company’s cash flow, impairing the value of the income property and adversely impacting the Company’s financial condition and results of operations.

Acts of violence, terrorist attacks or war may affect the markets in which the Company operates and adversely affect the Company’s results of operations and cash flows. Terrorist attacks or other acts of violence may negatively affect the Company’s operations. There can be no assurance that there will not be terrorist attacks against businesses within the United States. These attacks may directly impact the Company’s physical assets or business operations or the financial condition of its tenants, lenders or other institutions with which the Company has a relationship. The United States may be engaged in armed conflict, which could have an impact on these parties. The consequences of armed conflict are unpredictable, and the Company may not be able to foresee events that could have an adverse effect on its business. More generally, the occurrence of any of these events or the threat of these events, could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies. They also could result in, or cause a deepening of, the economic recession in the United States or abroad. Any of these occurrences could have an adverse impact on the Company’s financial condition, results of operations or cash flows.

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

Cybersecurity risks and cyber incidents could adversely affect the Company’s business and disrupt operations. Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence. Should any such cyber incidents or similar events occur, the Company’s assets, particularly cash could be lost and the Company’s ability to execute its business and strategy, thereby, its financial condition, results of operations, and cash flows may be adversely affected.

Land use and environmental regulations could restrict, make more costly, or otherwise adversely impact our business. We are subject to a wide variety of federal, state, and local laws and regulations relating to land use, and development and permitting and environmental compliance obligations. Any failure to comply with these laws or regulations could result in capital or operating expenditures or the imposition of significant financial penalties or restrictions on our operations that could adversely affect present and future operations or our ability to sell land, and thereby, our financial condition, results of operations, and cash flows. Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer. Additionally, development moratoriums may be imposed due to among other possibilities an over capacity of traffic on roads. In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year. If municipalities in which we own land take actions such as those outlined, acquirers of our land assets may experience delays, increasing costs, or limitations in the ability to operate in those municipalities, which may have an adverse impact on our financial condition, results of operations, and cash flows.

We may encounter environmental problems which require remediation or the incurrence of significant costs to resolve which could adversely impact our financial condition, results of operations, and cash flows. Under various federal, state and local laws, ordinances and regulations, we may be required to investigate and clean up certain hazardous or toxic substances released on or in properties we own or operate or that we owned or operated in our history, and also may be required to pay other costs relating to hazardous or toxic substances or incur costs or obligations associated with wetland areas on our land holdings. Any such liability may be imposed without regard to whether we knew about the origination of the environmental or wetland issues or were responsible for their occurrence. The presence of environmental issues or the failure to remediate properly any such losses at any of our properties or on our land holdings may adversely affect our ability to sell or lease those properties or, to borrow using those properties as collateral. The costs or liabilities could exceed the value of the affected real estate. The costs or liabilities associated with resolving environmental or wetland issues could be significant.

The uses of any of our properties prior to our acquisition of the property and the building materials used at the property are among the property-specific factors that will affect how the environmental laws are applied to our properties. In general, before we acquire our income properties, independent environmental consultants are engaged to conduct Phase I environmental assessments, which generally do not involve invasive techniques such as soil or ground water sampling. Based on the Phase I results, we may conduct Phase II environmental assessments which do involve this type of sampling. There can be no assurance that environmental liabilities have not developed since these environmental assessments were prepared or that future uses or conditions (including changes in applicable environmental laws and regulations) or new information about previously unidentified historical conditions will not result in the imposition of environmental liabilities.

If we are subject to any material costs or liabilities associated with environmental or wetland issues our financial condition, results of operations and our cash flows could be adversely affected.

Under the Americans with Disabilities Act of 1990, all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons, compliance with which may be costly. Compliance with the ADA requirements could involve modifications to our income properties or golf operations. Other federal, state and local laws may require modifications to or restrict further renovations of our income properties or golf operations. Although we believe that our income properties and golf operation facilities are sufficiently in compliance with present requirements, noncompliance with the ADA or related laws or regulations could result in the imposition of fines by the United States Government or in the award to private litigants of damages against us. Costs such as these, as well as the general costs of compliance with these laws or regulations, may adversely affect our financial condition, results of operations, and cash flows.

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

The market value of the Company’s common stock is subject to various factors that may cause significant fluctuations or volatility. As with other publicly traded securities, the market price of the Company’s common stock depends on various factors, which may change from time-to-time and/or may be unrelated to the Company’s financial condition, results of operations, or cash flows and such factors may cause significant fluctuations or volatility in the market price of the Company’s common stock. These factors include, but are likely not limited to, the following:

•	General economic and financial market conditions including a weak economic environment;

•	Level and trend of interest rates;

•	The Company’s ability to access the capital markets to raise additional debt or equity capital;

•	Changes in the Company’s cash flows or results of operations;

•	The Company’s financial condition and performance;

•	Market perception of the Company compared to other real estate companies;

•	Market perception of the real estate sector compared to other investment sectors; and

•	Volume of average daily trading and the amount of the Company’s shares available to be traded.

The Company’s failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results, and share price. Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) as amended or modified from time to time, requires annual management assessments of the effectiveness of the Company’s internal control over financial reporting. If the Company fails to maintain the adequacy of its internal control over financial reporting, the Company may not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting and therefore would likely not be in compliance with SOX. An effective system of internal controls over financial reporting, particularly those related to revenue recognition, are necessary for the Company to prepare and produce reliable financial reports and to maintain its qualification as a public company and are important in helping to prevent financial fraud. If the Company cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, qualification as a public company listed on the New York Stock Exchange MKT, or the NYSE MKT, could be jeopardized, investors could lose confidence in the Company’s reported financial information, and the market price of the Company’s shares could drop significantly.

The termination of the Company’s defined benefit pension plan requires final regulatory compliance which may have an adverse effect on our financial condition and cash flows. As of December 31, 2014 the Company had terminated its defined benefit pension plan with an effective date of the termination of March 31, 2014. The process for finalizing the termination of the pension plan includes compliance with regulatory review by the IRS. The resolution of the compliance process with the IRS may require the Company to make additional contributions to the plan which could adversely impact our financial condition and cash flows.

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

As of December 31, 2014, the Company owns the following properties: i) land holdings of over 10,500 acres in the Daytona Beach area of Volusia County; ii) thirty-six single-tenant retail buildings located in Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, North Carolina, Texas, and Washington; iii) seven multi-tenant properties located in Florida, five of which were self-developed and are located in Daytona Beach, Florida; and iv) full or fractional subsurface oil, gas, and mineral interests of approximately 490,000 “surface acres” in 20 counties in Florida.

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

COMMON STOCK PRICES AND DIVIDENDS

The Company’s common stock trades on the NYSE MKT under the symbol CTO. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends, which are paid semi-annually, per share over the two years ended December 31, 2014:

2014	$0.07
2013	$0.06

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

	2014		2013
	High	Low	High	Low
	$	$	$	$
First Quarter	41.17	33.11	39.99	31.16
Second Quarter	48.63	36.92	40.28	35.35
Third Quarter	60.82	43.62	42.46	35.77
Fourth Quarter	57.29	44.03	38.59	35.59

The number of shareholders of record as of February 20, 2015 (without regard to shares held in nominee or street name) was 409.

Recent Sales of Unregistered Securities

None

STOCK PERFORMANCE GRAPH

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Consolidated-Tomoka Land Co., the NYSE MKT Composite Index, and a Peer Group

The following performance graph shows a comparison of cumulative total shareholder return from a $100 investment in stock of the Company over the five-year period ending December 31, 2014, with the cumulative shareholder return of the NYSE MKT Composite Index, a Real Estate Industry Index provided by Research Data Group that consists of Agree Realty Corp., Forestar Group Inc., Tejon Ranch Company, The St. Joe Company, and Gramercy Property Trust Inc. (collectively the “Peer Group”). The Company adjusted its Peer Group in 2013, and therefore the performance graph disclosures, because the Company believes the Peer Group reflects a mix of public companies that is reasonably comparable to the businesses of the Company, including the investment in and operation of income-producing properties, real estate operations including land management, and subsurface interests.

	12/09	12/10	12/11	12/12	12/13	12/14
Consolidated-Tomoka Land Co.	100.00	82.82	77.69	89.11	104.45	160.86
NYSE MKT Composite	100.00	129.56	133.75	140.87	150.79	153.24
Peer Group	100.00	82.78	63.01	85.77	89.68	83.47

ISSUER REPURCHASES OF EQUITY SECURITIES

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

In November 2008, the Company’s Board of Directors authorized the Company to repurchase from time to time up to $8 million of its common stock. There is no expiration date for the repurchase authorization. The Company repurchased 4,660 shares of its common stock at a cost of approximately $105,000 through December 31, 2013. During 2014, the Company repurchased an additional 25,836 shares of its common stock on the open market for a total cost of approximately $928,000 and placed those shares in treasury. None of the 2014 repurchases occurred during the quarter ended December 31, 2014. Pursuant to a covenant in our credit facility, which includes the Odd-Lot Buy-Back Program as part of our stock repurchase capacity, the maximum approximate dollar value of shares that may yet be purchased under the plan or program was approximately $6.5 million as of December 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes our selected historical financial information for each of the last five fiscal years. The selected financial information has been derived from our audited Consolidated Financial Statements. Additional data for fiscal years 2014, 2013, and 2012 is included elsewhere in this report.

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Years Ended
	2014	2013	2012	2011	2010
	(In thousands except per share amounts)
Summary of Operations:
Total Revenues	$35,520	$25,838	$16,233	$12,966	$11,179
Total Direct Cost of Revenues	(12,000)	(10,623)	(6,974)	(7,924)	(7,629)
General and Administrative	(7,017)	(5,435)	(6,624)	(5,441)	(3,473)
Impairment Charges	(421)	(616)	—	(6,619)	—
Depreciation and Amortization	(3,490)	(2,885)	(2,011)	(2,197)	(2,087)
Gain (Loss) on Disposition of Assets	1	—	240	246	(47)

Operating Income (Loss)	12,593	6,279	864	(8,969)	(2,057)
Interest Income (Expense)	(2,378)	(1,826)	(647)	(563)	(486)
Loss on Early Extinguishment of Debt	—	—	(246)	—	—
Income Tax Benefit (Expense)	(3,831)	(1,891)	29	3,733	903

Income (Loss) from Continuing Operations	6,384	2,562	—	(5,799)	(1,640)
Income from Discontinued Operations, Net of Tax	—	1,121	599	1,093	1,037

Net Income (Loss)	$6,384	$3,683	$599	$(4,706)	$(603)

Basic Earnings Per Share:
Income (Loss) from Continuing Operations	$1.11	$0.44	$—	$(1.01)	$(0.29)
Income from Discontinued Operations, Net of Tax	—	0.20	0.10	0.19	0.18

Net Income (Loss)	$1.11	$0.64	$0.10	$(0.82)	$(0.11)

Diluted Earnings Per Share:
Income (Loss) from Continuing Operations	$1.10	$0.44	$—	$(1.01)	$(0.29)
Income from Discontinued Operations, Net of Tax	—	0.20	0.10	0.19	0.18

Net Income (Loss)	$1.10	$0.64	$0.10	$(0.82)	$(0.11)

Dividends Paid Per Share	$0.07	$0.06	$0.04	$0.04	$0.04

Summary of Financial Position:
Property, Plant, and Equipment - Net	$197,997	$161,980	$139,092	$119,964	$133,045
Total Assets	$275,923	$226,184	$184,697	$170,266	$177,759
Shareholders’ Equity	$128,405	$120,169	$114,217	$113,164	$117,600
Long-Term Debt	$103,940	$63,227	$29,127	$15,267	$15,249

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

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

OVERVIEW

We are a diversified real estate operating company. We own and manage forty-three commercial real estate properties in ten states in the U.S. As of December 31, 2014, we owned thirty-six single-tenant and seven multi-tenant income-producing properties with over 1,100,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,500 acres. As of December 31, 2014, we had five commercial loan investments including a fixed-rate mezzanine commercial mortgage loan, a fixed-rate first mortgage, a variable-rate B-Note, a variable-rate mezzanine commercial mortgage loan, and a variable-rate first mortgage loan. Our golf operations consist of the LPGA International golf club, which is managed by a third party. We also lease property for twenty-one billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Income Property Operations. We have pursued a strategy of investing in income-producing properties, when possible, by utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes. During the year ended December 31, 2014, we acquired the following four income properties, two single-tenant and two multi-tenant, at a total acquisition cost of approximately $42.2 million:

•	On April 22, 2014, the Company acquired a 131,644 square-foot free-standing building, situated on 15.48 acres in Katy, Texas, which is leased to Lowe’s Home Improvement. The total purchase price was approximately $14.7 million, and as of the acquisition date, the remaining term of the lease was approximately 13 years;

•	On July 17, 2014, the Company acquired a 52,665 square-foot building situated on approximately 7 acres in Daytona Beach, Florida, which is leased to American Signature Furniture. The purchase price was approximately $5.3 million, and as of the acquisition date, the remaining term of the lease was approximately 6 years. The property is located within an approximately 250,000 square-foot retail shopping center anchored by Best Buy, PetSmart and Barnes & Noble. The Company also owns the property leased to Barnes & Noble;

•	On October 7, 2014, the Company acquired a 59,341 square-foot retail center spanning two city blocks, in Sarasota Florida, which is anchored by a 36,000 square-foot Whole Foods Market retail grocery store. The center also has approximately 23,000 square-feet of additional retail space including a Starbucks retail store, and a three level parking garage. The total purchase price was $19.1 million, and as of the acquisition date, the weighted average remaining term of the leases was approximately 7 years; and

•	On December 30, 2014, the Company acquired a 112,292 square-foot retail shopping center comprised of two parcels on over 14 acres of land located in Winter Park, Florida as a redevelopment opportunity. The total purchase price was $3.1 million, and as of the acquisition date, the majority of the current tenants were under short term leases. As part of the redevelopment activities planned for this property, the Company will likely terminate the majority of the leases.

Our current portfolio of thirty-six single-tenant income properties generates approximately $13.3 million of revenues from lease payments on an annualized basis and has a weighted average remaining lease term of 9.3 years as of December 31, 2014. Our current portfolio of seven multi-tenant properties generates approximately $2.4 million of revenue from lease payments on an annualized basis and has a weighted average remaining lease term of 5.1 years as of December 31, 2014.

We expect to continue to focus on acquiring income-producing properties during fiscal year 2015, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing investments, we have self-developed five of our multi-tenant properties in Daytona Beach, Florida. The first self-developed property, located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida, is an approximately 22,000 square foot, two-story, building, known as the Concierge Office Building, which was 100% leased as of December 31, 2014. The second two properties, known as the Mason Commerce Center, consists of two buildings totaling approximately 31,000 square-feet (15,360 each), which was approximately 94% leased as of December 31, 2014. During the year ended December 31, 2014, construction was completed on two additional properties, known as the Williamson Business Park, which are adjacent to the Mason Commerce Center. Williamson Business Park consists of two buildings totaling approximately 31,000 square-feet (15,360 each), which was approximately 25% leased as of December 31, 2014.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. Pursuant to our on-going review, one property was sold in 2014. We intend to deploy all of the proceeds from the sale through the like-kind exchange structure, in our acquisition of the multi-tenant property in Sarasota, Florida. The Company anticipates that future investments in income-producing assets could use the proceeds from selling non-core properties, utilizing the tax-deferred like-kind exchange structure, as circumstances permit.

Real Estate Operations. As of December 31, 2014, the Company owned over 10,500 acres of land in Daytona Beach, Florida, along six miles of the west and east side of Interstate 95. Presently, the majority of this land is used for agricultural purposes. Approximately 1,400 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. The remainder of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development or industrial purposes. Included in the western land is approximately 900 acres which are located further west of Interstate 95 and a few miles north of Interstate 4 and this land is generally well suited for industrial purposes.

Until the significant downturn in the U.S. economy in 2008, the Company’s land transaction activity had been reasonably strong in the preceding several years. During 2009, however, land transactions decreased significantly, and in fiscal years 2010 and 2011, there were effectively no land transactions. We believe the trend in Company revenues and income from real estate operations during this period were consistent with the overall trend of the national and local economies and the real estate markets in general. Over the last several years, roads and interstate overpasses have been constructed, extended, or improved in the Daytona Beach area, which we believe will benefit Company owned land and may have a positive impact on future activity of our land assets. In the second quarter of 2012, we completed the sale of 16.6 acres of industrial land west of Interstate 95 at a price of approximately $618,000 or $37,000 per acre. The gain on the sale of this land totaled approximately $573,000. In 2013, we completed three land transactions of approximately 11.66 acres for total proceeds of approximately $3.0 million or approximately $257,000 per acre, of which two parcels totaling approximately 5.43 acres were east and 6.23 acres were west of Interstate 95. The total loss on these sales equaled approximately $679,000, with two transactions totaling approximately 9.6 acres resulting in an aggregate loss of approximately $1.3 million and the third transaction for approximately 2.02 acres resulting in a gain of approximately $581,000. In 2014, we completed three land transactions of approximately 99.66 acres for total proceeds of approximately $8.8 million. The total gain on these transactions was approximately $4.8 million.

The Company owns impact fee and mitigation credits with a combined total of approximately $5.2 million and $6.1 million as of December 31, 2014 and 2013, respectively. During the years ended December 31, 2014 and 2013, the Company received cash payments of approximately $537,000 and $232,000, respectively, for impact fees with a basis generally of equal value. During the year ended December 31, 2014, the Company received cash of $389,000 for the sale of mitigation credits in conjunction with the land sale to Victor Indigo Lakes, L.L.C. with a basis of approximately $176,000. In addition, mitigation credits were utilized related to the 75.6 acre land sale with a basis of approximately $127,000.

Historical revenues and income from our sale of land are not indicative of future results because of the unique nature of land transactions and variations in the cost basis of the owned land. A significant portion of the Company’s revenue and income in any given year may be generated through relatively few land transactions. The timing for these land transactions, from the time of preliminary discussions through contract negotiations, due diligence periods, and the closing, can last from several months to several years. Although we believe there have been recent indications of improvement in the overall economy and credit markets, we expect the overall real estate market, particularly home building, to remain inconsistent in the near term, and as a result we believe our ability to enter into land transactions will remain challenging.

Real Estate Impairments. During the year ended December 31, 2014, the Company did not recognize any impairment of its land holdings. During the year ended December 31, 2013, the Company conducted an impairment analysis on 6.23 acres of land in Daytona Beach, Florida, which had been reacquired through a foreclosure in 2009. Approximately 3.21 of these acres were subject to a sales contract that was executed during the second quarter of 2013 which we deemed highly probable of closing. Although the transaction was subsequently terminated prior to closing, the analysis resulted in an impairment charge of approximately $616,000, representing the portion of the cost basis of the property that management considered to be un-recoverable based on the land under contract and other current market prices. The 6.23 acres of land were sold under a new sales contract on December 20, 2013, resulting in an additional loss of approximately $416,000, as more fully described in Note 5 “Land and Subsurface Interests.”

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

During 2011, an eight-year oil exploration lease covering approximately 136,000 net mineral acres primarily located in Lee County and Hendry County, Florida was executed and an approximate $914,000 first year rental payment was received. An additional approximate $922,000, representing the guaranteed payment for the second year’s delay rent, was received in September 2012. The two payments totaling approximately $1.8 million have been recognized ratably into income through September 2013. On September 22, 2013, the Company entered into an amendment of the exploration lease (the “Oil Lease Amendment”). Under the Oil Lease Amendment, the net mineral acres under exploration lease was reduced from approximately 136,000 net mineral acres to approximately 82,000 net mineral acres in Hendry County, Florida. The approximately 54,000 net mineral acres removed from the exploration lease were located in Lee County, Florida. In connection with the Oil Lease Amendment, the Company received an approximate $3.3 million rent payment for the third year of the Company’s eight-year oil exploration lease. The payment was recognized ratably over the 12 month lease period ending in September 2014. Also during September 2013, the Company received, and recognized as revenue, a non-refundable penalty payment of $1.0 million relating to the drilling requirements in the lease. During September 2014, the Company received an approximate $1.9 million rent payment for the adjusted acreage of 42,000 acres for the fourth year of the Company’s eight-year exploration lease, which is being recognized ratably over the 12 month lease period ending in September 2015. Also during September 2014, the Company received, and recognized as revenue, a non-refundable penalty payment of $600,000 relating to drilling requirements in the lease. The terms of the lease state the Company will receive royalty payments if production occurs and may receive additional annual rental payments if the lease is continued in years four through eight. The lease is effectively eight one-year terms as the lessee has the option to terminate the lease annually.

Lease income generated by the Oil Lease Amendment is being recognized on a straight-line basis over the guaranteed lease term. For the years December 31, 2014, 2013, and 2012, lease income of approximately $2.9 million, $1.6 million, and $919,000 was recognized, respectively. There can be no assurance that the Oil Lease Amendment will be extended beyond the expiration of the current term of September 2015 or, if renewed, on similar terms or conditions.

During the year ended December 31, 2014, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Production volume from these oil wells was 64,835 barrels in 2014, 88,782 barrels in 2013 and 81,441 barrels in 2012, resulting in revenues received from oil royalties of approximately $198,000, $268,000 and $287,000, respectively.

The Company’s current policy is to not release any ownership rights with respect to its reserved mineral rights. The Company may release surface entry rights or other rights upon request of a surface owner who requires such a release for a negotiated release fee based on a percentage of the surface value. Cash payments for surface entry rights released totaled approximately $4,000 and $120,000 during the years ended December 31, 2014 and 2013, respectively, which is included in revenue from real estate operations.

During the first quarter of 2012, the Company signed an excavation agreement for fill dirt removal with up to four 9-month excavation periods and received an upfront non-refundable payment of $250,000 for the first excavation period beginning March 2012, and ending November 30, 2012. Through December 31, 2012, the entire non-refundable payment was recognized into income. This excavation agreement was terminated after the first excavation period. In late 2013, a new excavation agreement for fill dirt removal was executed which generated revenue of approximately $119,000 during the year ended December 31, 2014. Revenue generated from excavation of fill dirt is included in revenue from real estate operations.

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

The Company leases the land and certain improvements attributable to the golf courses under a long-term lease with the City of Daytona Beach, Florida (the “City”), which expires in 2022. In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, would remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term. As of December 31, 2014, approximately $2.1 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

Commercial Loan Investments. Our investment in commercial loans or similar structured finance investments, such as mezzanine loans or other subordinated debt, have been and expect to continue to be secured by commercial or residential real estate or land or a borrower’s pledge of its ownership interest in the entity that owns the real estate. The first mortgage loans we typically invest in or originate are for commercial real estate, located in the United States and that are current or performing with either a fixed or floating rate. Some of these loans may be syndicated in either a pari passu or senior/subordinated structure. Commercial first mortgage loans generally provide for a higher recovery rate due to their senior position in the underlying collateral. Commercial mezzanine loans are typically secured by a pledge of the borrower’s equity ownership in the underlying commercial real estate. Unlike a mortgage a mezzanine loan does not represent a lien on the property. Investor’s rights in a mezzanine loan are usually governed by an intercreditor agreement that provides holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same commercial property.

On August 7, 2013, the Company acquired a $19.6 million first mortgage loan secured by an upper upscale hotel in Atlanta, Georgia, for approximately $17.5 million, a discount of approximately $2.05 million. The discount was being accreted into income ratably through the contractual maturity date in March 2014, which was included in Interest Income from Commercial Loan Investments in the consolidated financial statements. On January 6, 2014, the commercial mortgage loan principal of $19.5 million was paid in full. The total revenue recognized in January 2014 is approximately $844,000 including the remaining accretion of the purchase discount of approximately $650,000, interest income of approximately $36,000, and an exit fee of approximately $195,000, offset by the remaining amortization of fees of approximately $37,000.

On January 31, 2014, the Company acquired a mezzanine loan secured by the borrower’s equity interest in an upper upscale hotel in Atlanta, Georgia, that was previously subject to the Company’s first commercial loan investment. The Company purchased the $5.0 million performing loan at par. The loan matures in February 2019, bears a fixed interest rate of 12.00% per annum, and requires payments of interest only prior to maturity. Interest revenue recognized during the year end December 31, 2014 was approximately $558,000.

On May 16, 2014, the Company funded approximately $3.1 million of a $6.3 million first mortgage commitment for the redevelopment of an existing vacant retail property into a Container Store located in Glendale, Arizona, which opened on February 7, 2015. As of December 31, 2014, approximately $5.3 million in draws were funded by the Company, leaving a remaining commitment of approximately $1.0 million, which may be drawn by the borrower as construction costs are incurred. Construction was substantially complete as of December 31, 2014 and the Company expects to fund the remaining commitment in the first quarter of 2015. The loan matures in November 2015, includes one nine-month extension option, bears a fixed interest rate of 6.00% per annum prior to the commencement of rent on the Container Store lease, and requires payments of interest only prior to maturity. At closing, a loan origination fee of approximately $79,000 was received by the Company and is being accreted ratably into income through the contractual maturity date in November 2015. Total interest revenue recognized during the year ended December 31, 2014 was approximately $161,000. Subsequent to the commencement of rent, the interest rate on our loan will be 30-day London Interbank Offer Rate (“LIBOR”) plus 800 basis points. Rent commenced on February 7, 2015.

On May 20, 2014, the Company acquired an approximate $9.0 million B-Note secured by a retail shopping center located in Sarasota, Florida. The loan matures in June 2015, includes three one-year extension options, bears a floating interest rate of 30-day LIBOR plus 725 basis points, and requires payments of interest only prior to maturity. The loan is subordinate to an approximately $48.0 million A-Note collateralized by the same property, for a total debt balance of $57.0 million. Interest revenue recognized during the year ended December 31, 2014 was approximately $416,000.

On September 30, 2014, the Company acquired a mezzanine loan secured by the borrower’s equity interest in an upper upscale hotel in Dallas, Texas. The Company purchased the $10.0 million performing loan at par. The loan matures in September 2016, bears a floating interest rate of 30-day LIBOR plus 725 basis points, and requires payments of interest only prior to maturity. The loan is subordinate to a $64.0 million first mortgage on the hotel in Dallas, Texas. Interest revenue recognized during the year ended December 31, 2014 was approximately $191,000.

On November 14, 2014, the Company acquired a $1.0 million first mortgage loan secured by real estate in Ormond Beach, Florida. The loan matures in November 2015, includes a one-year extension option, bears a floating interest rate of 30-day LIBOR plus 725 basis points, and requires payments of interest only prior to maturity. At closing, a loan origination fee of approximately $10,000 was received by the Company and recognized as income. Interest revenue recognized during the year ended December 31, 2014 was approximately $10,000.

Agriculture and Other Income. Effectively all of our agriculture and other income consists of revenues generated by our agricultural operations. The Company’s agricultural lands encompass approximately 9,700 acres on the west side of Daytona Beach, Florida. Our agricultural operations are managed by a third-party and consist of leasing land for hay production, timber harvesting, as well as hunting leases.

SUMMARY OF OPERATING RESULTS FOR YEAR ENDED DECEMBER 31, 2014 COMPARED TO DECEMBER 31, 2013

Total revenue for the year ended December 31, 2014, increased 37.5% to approximately $35.5 million, compared to approximately $25.8 million for the year ended December 31, 2013. This increase included approximately $2.1 million in additional revenue generated by our income properties portfolio, in addition to an approximate $7.0 million increase in revenue from our real estate operations, which was comprised of an increase in revenue from land transactions of approximately $6.1 million reflecting the three land transactions we closed in 2014 for approximately $8.8 million. Our operating income for the year ended December 31, 2014, was approximately $12.6 million versus approximately $6.3 million in the same period in 2013. Net income for the year ended December 31, 2014, was approximately $6.4 million, or $1.11 per share, versus net income of approximately $3.7 million, or $0.64 per share, in the same period in 2013.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $15.0 million and $13.0 million, respectively, during the year ended December 31, 2014, compared to total revenue and income of approximately $12.8 million and $11.5 million, for the year ended December 31, 2013. The direct costs of revenues for our income property operations totaled approximately $2.0 million and $1.3 million for the year ended December 31, 2014 and 2013, respectively. The 16.7% increase in revenues reflects the addition of six properties in 2014 and a full year of results for nine properties acquired in 2013. Our operating income from our income property operations increased 13.2%, which reflects the aforementioned increased rent revenues offset by an increase of approximately $621,000 in our direct costs of revenues which was primarily due to an increase in costs associated with acquisitions of income properties with in-place leases of approximately $90,000, additional expenses of approximately $132,000 associated with the multi-tenant income property acquired in October 2014, and the costs associated with potential acquisitions that were terminated during the year.

REAL ESTATE OPERATIONS

During the year ended December 31, 2014, operating income from real estate operations was approximately $8.6 million on revenues totaling approximately $13.0 million, as compared operating income of approximately $2.3 million on revenues totaling approximately $5.9 million, for the year ended December 31, 2013. Revenues in 2014 include approximately $8.8 million from three land transactions of approximately 99.66 acres, and approximately $3.5 million in revenue from our subsurface operations, including approximately $2.9 million from the lease of subsurface interests and $0.6 million received as a non-refundable drilling penalty. The operating income for our real estate operations in 2014 reflects the aforementioned revenues offset by an increase of approximately $0.7 million in the cost basis recognized with the land transactions. The revenue and income for 2013 were substantially generated from three land transaction of approximately $3.0 million on approximately 11.66 acres.

GOLF OPERATIONS

The Company’s golf operations incurred a loss of approximately $405,000 during the year ended December 31, 2014, representing a 1.7% improvement over the loss of approximately $412,000 in the same period in 2013. Revenues from golf operations totaled approximately $5.1 million for the years ended December 31, 2014 and 2013, an increase of 1.0%. The total direct cost of golf operations revenues totaled approximately $5.5 million for the years ended December 31, 2014 and 2013. The slight improvement in the loss from the golf operations was due to a 15.6% increase in membership, offset by a decrease in golf revenues of 5.4%, which was primarily attributable to an extensive number of adverse weather days which caused a decrease of 10.0% in rounds played, as compared to the prior year.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

In 2014 the Company acquired or originated approximately $30.3 million in commercial loans. Interest income from commercial loan investments totaled approximately $2.2 million for the year ended December 31, 2014 and $1.7 million for the year ended December 31, 2013, an increase of approximately $0.5 million or 27.9%. The increase in interest income in 2014 reflects our investment in approximately $30.3 million of commercial loan investments versus approximately $17.6 million of investments made in 2013 and the recognition of the remaining accretion of the discount on our first mortgage loan investment made in 2013 which was paid off in early 2014.

AGRICULTURE AND OTHER INCOME

For the year ended December 31, 2014, revenues from our agriculture operations and other income, totaled approximately $278,000, compared to approximately $276,000 in 2013. For the year ended December 31, 2014, the direct cost of revenues totaled approximately $189,000, compared to approximately $148,000 in 2013 reflecting an increase of approximately $41,000, which is primarily attributable to commissions on timber contracts. The results from these operations declined in the year ended December 31, 2014, by nearly $40,000 compared to the year ended December 31, 2013.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $7.0 million and approximately $5.4 million for the year ended December 31, 2014 and 2013, respectively. The increase in 2014 reflects approximately $856,000 in costs related to the termination of the Company’s pension plan, which are primarily non-cash charges pertaining to the actuarial accounting required for the termination, an increase of approximately $842,000 over 2013 and approximately $1.3 million in stock compensation charges, an increase of approximately $370,000 over 2013 which is the result of our increased stock price year-over-year. In addition, our increased general and administrative expense in 2014 includes an adjustment to an environmental monitoring reserve of $110,000.

Interest expense totaled approximately $2.4 million and $1.8 million for the years ended December 31, 2014 and 2013, respectively. The higher interest expense for 2014, when compared to the prior year, was due to our increased borrowings on our credit facility and a fixed-rate secured financing executed in September 2014.

DISCONTINUED OPERATIONS

During 2013, five properties were sold and the applicable results of operations were shown as discontinued operations on the consolidated statement of operations. During 2014, one property was sold but was not reported as a discontinued operation in accordance with ASU 2014-08. Under ASU 2014-08, the Company has determined that the disposal of an income property from its income property portfolio no longer qualifies as a discontinued operation.

SUMMARY OF OPERATING RESULTS FOR YEAR ENDED DECEMBER 31, 2013 COMPARED TO DECEMBER 31, 2012

Total revenue for the year ended December 31, 2013, increased 59.2% to approximately $25.8 million, compared to approximately $16.2 million for the year ended December 31, 2012. This increase included approximately $4.4 million in additional revenue generated by increasing rent revenue from our income properties portfolio, in addition to a $2.8 million increase in revenue from our real estate operations, which was comprised of an increase in revenue from land transactions of approximately $1.4 million reflecting the three land transactions we closed in December 2013 for approximately $3.0 million and approximately $1.6 million from our amended subsurface lease offset by lower revenues from the release of subsurface interests and $250,000 of revenues recognized in 2012 for the sale of fill dirt that was not renewed in 2013. Our operating income for the year ended December 31, 2013, was approximately $6.3 million versus approximately $864,000 in the same period in 2012. Net income for the year ended December 31, 2013, was approximately $3.7 million, or $0.64 per share, versus net income of approximately $599,000, or $0.10 per share in same period in 2012.

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

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

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

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $5.4 million and approximately $6.6 million for the year ended December 31, 2013 and 2012, respectively. The decrease in 2013 was primarily comprised of lower stock compensation costs and the elimination of certain expenses including a non-cash charge of approximately $723,000 for the estimated settlement of the St. Johns River Water Management District matter and costs related to separation payments for personnel. For the year ended December 31, 2013, stock compensation costs were approximately $901,000 as compared to approximately $1,047,000 in the year ended December 31, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

        Cash totaled approximately $1.9 million at December 31, 2014, with restricted cash of approximately $4.4 million of which approximately $3.1 million is being held for investments utilizing the tax-deferred like-kind exchange structure, as well as certain escrows related to tenant improvements, reserves for property taxes and insurance required by our secured debt, interest reserves on our commercial loan investments, and for escrow related to a land transaction.

Our total cash balance at December 31, 2014, reflects cash flow provided by operating activities totaling approximately $11.3 million in 2014. This cash flow compares favorably to the prior year’s cash from operating activities which totaled to approximately $10.9 million. This improvement was primarily attributable to the improved operating results in 2014.

Our cash flows used in investing activities totaled approximately $55.7 million for the year ended December 31, 2014, reflecting the use of approximately $74.3 million primarily related to approximately $42.2 million acquisitions of four income properties and approximately $30.2 million of investments in five commercial loans, offset by proceeds of approximately $19.5 million relating to the pay-off of the first mortgage loan we held on a hotel property in Atlanta, Georgia and the proceeds from the sale of one income property of approximately $3.2 million.

Our cash flows provided by financing activities totaled approximately $41.3 million for the year ended December 31, 2014. As described below, the cash flows provided by our financing activities primarily related to a net increase in long-term debt of approximately $40.7 million, offset by approximately $1.2 million in proceeds from the exercise of stock option awards.

Long-term debt totaled approximately $103.9 million at December 31, 2014, representing an increase of approximately $40.7 million from December 31, 2013. The increase in the long-term debt was due to our investment activities, including the acquisition of income properties and the investment in a commercial loans net of payments we made to reduce the balance outstanding on the line of credit utilizing cash from our operations, cash from disposition activities, and the proceeds from the origination of a $30.0 million, five year interest only non-recourse secured financing.

Credit Facility. On August 1, 2014 the Company executed the third amendment (“Third Amendment”) of the Company’s unsecured credit facility (“Credit Facility”). As amended the Credit Facility has a total borrowing commitment of $75.0 million with the ability to increase that commitment up to $125.0 million during the term and a maturity date of August 1, 2018. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 135 basis points to the LIBOR plus 200 basis points based on the total balance of debt outstanding as a percentage of the total asset value of the Company. The Third Amendment also adjusted a number of the restrictive covenants and maintenance covenants in the Credit Facility, primarily to provide the Company with increased flexibility in its investment activities. The Company paid a fee for increasing the borrowing commitment level pursuant to the credit facility terms. The Credit Facility also accrues a fee of 20 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity. The Credit Facility is unsecured and is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by Bank of Montreal (“BMO”) and also includes Wells Fargo Bank, N.A. and Branch Banking & Trust Company. The Credit Facility reduces the borrowing capacity under the Credit Facility for other unsecured borrowings of the Company. The Credit Facility is subject to customary restrictive covenants, including, but not limited to, limitations on the Company’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. In addition, the Company is subject to various financial maintenance covenants, including, but not limited to, a maximum indebtedness ratio, a maximum secured indebtedness ratio, and a minimum fixed charge coverage ratio. The Agreement also contains affirmative covenants and events of default, including, but not limited to, a cross default to the Company’s other indebtedness and upon the occurrence of a change of control. The Company’s failure to comply with these covenants or the occurrence of an event of default could result in acceleration of the Company’s debt and other financial obligations under the Agreement.

On January 12, 2015, the Credit Facility was further amended to adjust a restrictive covenant to provide the Company with increased flexibility in its investment activities.

Mortgage Notes Payable. On February 22, 2013, the Company closed on a $7.3 million mortgage loan with UBS Real Estate Securities Inc., secured by its interest in the two-building office complex leased to Hilton Resorts Corporation, which was acquired on January 31, 2013. The mortgage loan matures in February 2018, carries a fixed rate of interest of 3.655% per annum, and requires payments of interest only prior to maturity.

On March 8, 2013, the Company closed on a $23.1 million mortgage loan with Bank of America, N.A., secured by its interest in fourteen income properties. The mortgage loan matures in April 2023, carries a fixed rate of 3.67% per annum, and requires payments of interest only prior to maturity.

On September 30, 2014, the Company closed on a $30.0 million mortgage loan originated with Wells Fargo Bank, N.A., secured by its interest in six income properties. The mortgage loan matures in October 2034, and carries a fixed rate of 4.33% per annum during the first ten years of the term, and requires payments of interest only during the first ten years of the loan. After the tenth anniversary of the effective date of the loan the cash flows generated by the underlying six income properties must be used to pay down the principal balance of the loan until paid off or until the loan matures. The loan is fully pre-payable after the tenth anniversary date of the effective date of the loan.

Acquisitions and Investments. As noted previously, the Company used approximately $42.2 million of cash to acquire four income properties during the year ended December 31, 2014. These acquisitions included: one single-tenant property located in Katy, Texas for approximately $14.7 million; one single-tenant property located in Daytona Beach, Florida for approximately $5.3 million; one multi-tenant property located in Sarasota, Florida for approximately $19.1 million, and one multi-tenant property located in Winter Park, Florida for approximately $3.1 million. In addition, our acquisitions included the following investments in commercial loan investments during 2014: a $5.0 million mezzanine loan on a hotel property in Atlanta, Georgia; a $9.0 million B-Note secured by a retail shopping center located in Sarasota, Florida; a $6.3 million first mortgage loan for the development of a single-tenant property in Glendale, Arizona; a $10.0 million mezzanine loan on a hotel property in Dallas, Texas, and a $1.0 million loan secured by approximately 1,000 acres of land in Ormond Beach, Florida. We are targeting investments between approximately $70.0 million to $90.0 million in income-producing properties or investments in commercial loans secured by commercial real estate during 2015. We expect to fund these acquisitions utilizing available capacity under our credit facility, cash from operations, proceeds from the dispositions of non-core income properties or transactions in our land assets, which we expect will qualify under the like-kind exchange deferred-tax structure, and additional financing sources. We may obtain unsecured debt financing in addition to our credit facility which could decrease our borrowing capacity on the credit facility.

Dispositions. During the year ended December 31, 2014, the Company received approximately $3.2 million in cash through the sale of an income property for a total sales price of approximately $3.3 million. Cash received is net of total closing costs of approximately $192,000. The disposition was for one property located in Apopka, Florida, which was leased to Walgreens.

Capital Expenditures. In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500. The Company’s commitment to fund the improvement costs benefiting the remaining acres of Company land can be paid over five years from sales of the remaining land or at the end of the fifth year. As of December 31, 2013, the Company had deposited $283,500 of cash in escrow related to the improvements which was classified as restricted cash in the consolidated balance sheets, as of December 31, 2014 and 2013. Accordingly, as of December 31, 2014, the remaining maximum commitment is $693,000.

In connection with the acquisition of the Lowes on April 22, 2014, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which are not required to be completed until December 2016. As of December 31, 2014, $100,000 of these tenant improvements had been completed and funded, leaving a remaining commitment of approximately $551,000 at December 31, 2014.

During the third quarter of 2014, the Company sold approximately 75.6 acres of land, located on the east side of Interstate 95, for the development of a distribution center. In connection with the sale, the Company is obligated to fund approximately $616,000 of certain road improvements, a portion of which will be reimbursed by the City. The amount of the reimbursement is estimated at approximately $243,000. As the costs are incurred, the Company will recognize the deferred revenue as described in Note 14 “Deferred Revenue” on a percentage-of-completion basis. The road improvements are expected to be completed in February 2015.

As of December 31, 2014, the Company is committed to fund approximately $994,000 of the total $6.3 million first mortgage commitment for the redevelopment of an existing vacant retail property into a Container Store in Glendale, Arizona, which opened on February 7, 2015. As of December 31, 2014, approximately $5.3 million was funded. The remaining $994,000 may be drawn by the borrower as construction costs are incurred. Construction was substantially complete as of December 31, 2014 and the Company expects to fund the remaining commitment in the first quarter of 2015.

As of December 31, 2014, we have no other contractual requirements to make capital expenditures.

In connection with certain land sale contracts to which the Company is a party, the purchasers’ pursuit of customary development entitlements has given rise to an informal inquiry by federal regulatory agencies regarding prior agricultural activities on a portion of our land. We believe the issues raised by, and the land which is the subject of, this inquiry are similar to or the same as those which were addressed and resolved by the SJRWMD Agreement and the permit which the District subsequently issued to the Company. We have received no formal notification from any of these agencies regarding this matter. As a result, given the early stage of this process, we are unable to reasonably estimate the liability, if any, that the Company may incur arising from this inquiry. Accordingly, no amounts have been accrued as of December 31, 2014 related to this matter.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with cash flow from our operations and approximately $13.1 million of available capacity on the existing $75.0 million Credit Facility, based on our current borrowing base of income properties, as of December 31, 2014.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. Through December 31, 2014, 30,496 shares had been repurchased at a total cost of approximately $1.0 million, with approximately $928,000 of the repurchases occurring during 2014.

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

The following table summarizes our significant contractual obligations and commercial commitments on an undiscounted basis at December 31, 2014, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

PAYMENT DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	$	$	$	$	$
Long-Term Debt Obligations	103,940,011	—	50,840,011	—	53,100,000
Operating Leases Obligations	3,028,767	736,606	1,177,427	891,545	223,189
Construction Commitments	2,332,845	1,088,595	551,250	693,000	—

Total	109,301,623	1,825,201	52,568,688	1,584,545	53,323,189

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

We manage our debt, considering investment opportunities and risk, tax consequences, and overall financial strategies. We are primarily exposed to interest rate risk on our credit facility. The outstanding balance on our credit facility totaled approximately $43.5 million at December 31, 2014. Our borrowings on our $75.0 million revolving credit facility, bear a variable rate of interest based on the LIBOR and our level of borrowing as a percentage of our total asset value. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would affect our financial position, results of operations, and cash flows by approximately $435,000.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In conducting this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework, issued in 1992. Based on management’s assessment and those criteria, management believes that the Company has maintained effective internal control over financial reporting as of December 31, 2014. The report of the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K is incorporated herein as Item 15.

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

The information required to be set forth herein, except for the information included under the heading “Executive Officers of the Registrant” below, is included in the Company’s definitive proxy statement for its 2015 annual shareholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2014 (the “Proxy Statement”), which sections are incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages at December 31, 2014, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

John P. Albright, 49, president and chief executive officer of the Company since August 1, 2011. Prior to joining the Company, Mr. Albright was the Co-Head and Managing Director of Archon Capital, a Goldman Sachs Company located in Irving, Texas. Prior to that, he was the Executive Director, Merchant Banking-Investment Management for Morgan Stanley. Prior to Morgan Stanley, Mr. Albright was Managing Director and Officer of Crescent Real Estate Equities, a publically traded REIT, based in Fort Worth, Texas. His experience involves various aspects of investment, lending, and development of commercial properties, as well as real estate investment banking.

Mark E. Patten, 51, senior vice president and chief financial officer of the Company since April 16, 2012. Prior to joining the Company, Mr. Patten recently executive vice president and chief financial officer of SolarBlue LLC, a developer of alternative energy solutions located in Orlando, Florida. Prior to that, he was executive vice president and chief financial officer of Legacy Healthcare Properties Trust Inc. in 2010 and held the same positions with Simply Self Storage from August 2007 to May 2010. Prior to those positions, he served as senior vice president and chief accounting officer of CNL Hotels & Resorts, Inc., a public non-traded lodging REIT, from January 2004 until the sale of the company in April 2007. Mr. Patten began his career at KPMG where he spent twelve years and was named a partner in 1997.

Daniel E. Smith, 49, senior vice president, general counsel and corporate secretary of the Company since October 22, 2014. Mr. Smith most recently served as Vice President-Hospitality and Vice President and Associate General Counsel at Goldman Sachs & Co. Prior to that, he spent ten years at Crescent Real Estate Equities, Ltd. where he held several positions, most recently Senior Vice President and General Counsel.

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

Schedule IV – Mortgage Loans on Real Estate

Other schedules are omitted because of the absence of conditions under which they are required, materiality, or because the required information is given in the financial statements or notes thereof.

3. EXHIBITS

See Exhibit Index on page 38 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO. (Registrant)

February 27, 2015	By:	/S/ JOHN P. ALBRIGHT
John P. Albright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 27, 2015	President and Chief Executive Officer (Principal Executive Officer), and Director	/S/ JOHN P. ALBRIGHT

February 27, 2015	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/S/ MARK E. PATTEN

February 27, 2015	Chairman of the Board, Director	/S/ JEFFRY B. FUQUA

February 27, 2015	Director	/S/ JOHN J. ALLEN

February 27, 2015	Director	/S/ WILLIAM L. OLIVARI

February 27, 2015	Director	/S/ HOWARD C. SERKIN

February 27, 2015	Director	/S/ A. CHESTER SKINNER, III

February 27, 2015	Director	/S/ THOMAS P. WARLOW, III

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

COMMISSION FILE NO. 001-11350

CONSOLIDATED-TOMOKA LAND CO.

(Exact name of registrant as specified in the charter)

EXHIBIT INDEX

(3.1)	Amended and Restated Articles of Incorporation of Consolidated-Tomoka Land Co., dated October 26, 2011, filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed October 28, 2011, and incorporated herein by reference.	*

(3.2)	Amended and Restated Bylaws of Consolidated-Tomoka Land Co., dated April 27, 2011, filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed April 28, 2011, and incorporated herein by reference.	*

10	Material Contracts:

(10.3)	The Consolidated-Tomoka Land Co. 2001 Stock Option Plan, effective April 25, 2001, filed with the registrant’s Registration Statement on Form S-8 filed on June 20, 2001, and incorporated herein by reference (File No. 333-63400).	*

(10.4)	Lease Agreement dated August 28, 1997, between the City of Daytona Beach and Indigo International Inc., a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.	*

(10.5)	Lease Amendment dated July 25, 2012, between the City of Daytona Beach and Indigo International LLC, a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed as Exhibit 10.1 to this registrant’s current report on Form 8-K filed July 26, 2012, and incorporated by reference.	*

(10.6)	Development Agreement dated August 18, 1997, between the City of Daytona Beach and Indigo International Inc., a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.	*

**(10.7)	Form of Stock Option and SAR Agreement under the Consolidated-Tomoka Land Co. 2001 Stock Option Plan filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.	*

**(10.8)	Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan, effective April 28, 2010, filed with the registrant’s current report on Form 8-K on May 4, 2010, and incorporated herein by reference.	*

**(10.9)	Form of Restricted Share Award Agreement under the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan, filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.	*

**(10.10)	Consolidated-Tomoka Land Co. Annual Executive Cash Bonus Plan, adopted April 28, 2010, filed with the registrant’s Current Report on Form 8-K on May 4, 2010, and incorporated herein by reference.	*

**(10.11)	Employment Agreement between Consolidated-Tomoka Land Co. and John P. Albright entered into June 30, 2011, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference.	*

**(10.12)	Nonqualified Stock Option Award Agreement between Consolidated-Tomoka Land Co. and John P. Albright, dated August 1, 2011, filed as Exhibit 10.2 to the Registrants Current report on Form 8-K filed July 6, 2011, and incorporated herein by reference.	*

**(10.13)	Restricted Share Award Agreement between Consolidated-Tomoka Land Co. and John P. Albright, dated August 1, 2011, filed as Exhibit 10.3 to the registrants current report Form 8-K filed July 6, 2011, and incorporated herein by reference.	*

**(10.14)	Employment Agreement between Consolidated-Tomoka Land Co. and Mark E. Patten entered into April 16, 2012, filed at Exhibit 10.1 to the registrant’s current report on Form 8-K filed April 16, 2012, and incorporated herein by reference.	*

**(10.15)	Nonqualified Stock Option Award Agreement between Consolidated-Tomoka Land Co. and Mark E. Patten, dated April 16, 2012, filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed April 16, 2012, and incorporated by reference.	*

**(10.16)	Restricted Share Award Agreement between Consolidated-Tomoka Land Co. and Mark E. Patten, dated April 16, 2012, filed as Exhibit 10.3 to registrant’s current report Form 8-K filed April 16, 2012, and incorporated herein by reference.	*

**(10.17)	Separation Agreement between Bruce W. Teeters and Consolidated-Tomoka Land Co., dated April 19, 2012, filed as Exhibit 10.1 to the registrant’s current report Form 8-K filed April 19, 2012, and incorporated herein by reference.	*

(10.18)	Credit Agreement between Consolidated-Tomoka Land Co. and Bank of Montreal dated February 27, 2012, filed as Exhibit 10.1 to the registrant’s current report Form 8K filed March 1, 2012, and incorporated by reference.	*

(10.19)	Loan Agreement between Bluebird Metrowest Orlando LLC and UBS Real Estate Securities, Inc. dated February 22, 2013, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.	*

(10.20)	Loan Agreement between Consolidated-Tomoka Land Co. and affiliates of Consolidated-Tomoka Land Co. set forth therein, as borrowers, and Bank of America, N.A. dated March 8, 2013, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.	*

(10.21)	Amendment to the Credit Agreement between Consolidated-Tomoka Land Co. and Bank of Montreal dated March 29, 2013, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.	*

(10.22)	Amendment to the Credit Agreement between Consolidated-Tomoka Land Co. and Bank of Montreal dated August 1, 2014, filed with the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, and incorporated herein by reference.	*

(10.23)	Loan Agreement between the Company and the affiliates of the Company set forth therein, as borrowers, and Wells Fargo Bank, National Association dated September 30, 2014, filed with the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, and incorporated herein by reference.	*

**(10.24)	Employment Agreement between Consolidated-Tomoka Land Co. and Daniel E. Smith entered into October 22, 2014.

(21)	Subsidiaries of the Registrant.

(23.1)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	- Incorporated by Reference
**	- Management Contract or Compensatory Plan or Arrangement

CONSOLIDATED-TOMOKA LAND CO.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Consolidated-Tomoka Land Co.:

We have audited the accompanying consolidated balance sheets of Consolidated-Tomoka Land Co. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed unqualified opinion on the effectiveness of Consolidated-Tomoka Land Co. and subsidiaries’ internal control over financial reporting.

/s/ Grant Thornton LLP

Orlando, Florida

February 27, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Consolidated-Tomoka Land Co.:

We have audited the internal control over financial reporting of Consolidated Tomoka Land Co. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Orlando, Florida

February 27, 2015

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Property, Plant, and Equipment:
Land, Timber, and Subsurface Interests	$15,316,566	$15,291,911
Golf Buildings, Improvements, and Equipment	3,323,177	3,103,979
Income Properties, Land, Buildings, and Improvements	193,977,711	154,902,374
Other Furnishings and Equipment	1,008,150	955,597
Construction in Progress	—	987,303

Total Property, Plant, and Equipment	213,625,604	175,241,164
Less, Accumulated Depreciation and Amortization	(15,628,153)	(13,260,856)

Property, Plant, and Equipment - Net	197,997,451	161,980,308
Land and Development Costs	23,205,749	23,768,914
Intangible Assets - Net	7,339,417	6,359,438
Impact Fee and Mitigation Credits	5,195,764	6,081,433
Commercial Loan Investments	30,208,074	18,845,053
Cash and Cash Equivalents	1,881,195	4,932,512
Restricted Cash	4,440,098	366,645
Investment Securities	821,436	729,814
Net Pension Asset	—	407,670
Refundable Income Taxes	267,280	—
Other Assets	4,566,291	2,711,893

Total Assets	$275,922,755	$226,183,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$859,225	$872,331
Accrued Liabilities	5,401,509	4,726,809
Deferred Revenue	2,718,543	3,344,351
Accrued Stock-Based Compensation	560,326	247,671
Income Taxes Payable	—	1,044,061
Deferred Income Taxes - Net	34,038,442	32,552,068
Long-Term Debt	103,940,011	63,227,032

Total Liabilities	147,518,056	106,014,323

Shareholders’ Equity:
Common Stock -25,000,000 shares authorized; $1 par value, 5,922,130 shares issued and 5,881,660 shares outstanding at December 31, 2014; 5,866,759 shares issued and 5,852,125 shares outstanding at December 31, 2013	5,862,063	5,767,192
Treasury Stock – 40,470 shares at December 31, 2014; 14,634 shares at December 31, 2013	(1,381,566)	(453,654)
Additional Paid-In Capital	11,289,846	8,509,976
Retained Earnings	112,561,115	106,581,305
Accumulated Other Comprehensive Income (Loss)	73,241	(235,462)

Total Shareholders’ Equity	128,404,699	120,169,357

Total Liabilities and Shareholders’ Equity	$275,922,755	$226,183,680

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Revenues
Income Properties	$14,969,647	$12,828,214	$8,463,082
Interest Income from Commercial Loan Investments	2,190,924	1,712,913	—
Real Estate Operations	12,955,820	5,945,510	3,098,840
Golf Operations	5,125,501	5,074,898	4,506,069
Agriculture and Other Income	277,831	276,309	164,979

Total Revenues	35,519,723	25,837,844	16,232,970

Direct Cost of Revenues
Income Properties	(1,954,534)	(1,333,974)	(676,096)
Real Estate Operations	(4,325,375)	(3,653,901)	(705,062)
Golf Operations	(5,530,743)	(5,487,075)	(5,393,633)
Agriculture and Other Income	(189,304)	(148,360)	(198,834)

Total Direct Cost of Revenues	(11,999,956)	(10,623,310)	(6,973,625)
General and Administrative Expenses	(7,017,236)	(5,433,562)	(6,624,584)
Impairment Charges	(421,040)	(616,278)	—
Depreciation and Amortization	(3,490,485)	(2,885,317)	(2,010,505)
Gain on Disposition of Assets	1,500	—	239,645

Total Operating Expenses	(22,927,217)	(19,558,467)	(15,369,069)

Operating Income	12,592,506	6,279,377	863,901
Interest Income	61,736	405	1,485
Interest Expense	(2,439,561)	(1,826,564)	(648,683)
Loss on Early Extinguishment of Debt	—	—	(245,726)

Income (Loss) from Continuing Operations Before Income Tax	10,214,681	4,453,218	(29,023)
Income Tax (Expense) Benefit	(3,830,863)	(1,891,680)	28,722

Income (Loss) from Continuing Operations	6,383,818	2,561,538	(301)
Income from Discontinued Operations (Net of Tax) – see Note 3	—	1,121,709	599,503

Net Income	$6,383,818	$3,683,247	$599,202

Per Share Information – see Note 10:
Basic
Income from Continuing Operations	$1.11	$0.44	$—
Income from Discontinued Operations (Net of Tax)	—	0.20	0.10

Net Income	$1.11	$0.64	$0.10

Diluted
Income from Continuing Operations	$1.10	$0.44	$—
Income from Discontinued Operations (Net of Tax)	—	0.20	0.10

Net Income	$1.10	$0.64	$0.10

Dividends Declared and Paid	$0.07	$0.06	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net Income	$6,383,818	$3,683,247	$599,202

Other Comprehensive Income
Unrealized Gain on Investment Securities (Net of Tax of $44,022, $—, and $—, respectively)	73,241	—	—
Pension Actuarial Net Gain (Loss) (Net of Tax of $147,878, $629,200, and $67,859, respectively)	235,462	1,002,018	(108,055)

Total Other Comprehensive Income (Loss), Net of Tax	308,703	1,002,018	(108,055)

Total Comprehensive Income	$6,692,521	$4,685,265	$491,147

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock (Amount and Shares)	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2011	$5,724,147	$—	$5,697,554	$102,872,167	$(1,129,425)	$113,164,443
Net Income	—	—	—	599,202	—	599,202
Stock Repurchase	—	(453,654)	—	—	—	(453,654)
Exercise of Stock Options	1,989	—	57,707	—	—	59,696
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	993,255	—	—	993,255
Stock Options	—	—	190,507	—	—	190,507
Cash Dividends ($0.04 per share)	—	—	—	(228,726)	—	(228,726)
Other Comprehensive Income (Loss)	—	—	—	—	(108,055)	(108,055)

Balance December 31, 2012	5,726,136	(453,654)	6,939,023	103,242,643	(1,237,480)	114,216,668
Net Income	—	—	—	3,683,247	—	3,683,247
Exercise of Stock Options	22,556	—	677,567	—	—	700,123
Vested Restricted Stock	18,500	—	101,032	—	—	119,532
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	792,354	—	—	792,354
Cash Dividends ($0.06 per share)	—	—	—	(344,585)	—	(344,585)
Other Comprehensive Income (Loss)	—	—	—	—	1,002,018	1,002,018

Balance December 31, 2013	5,767,192	(453,654)	8,509,976	106,581,305	(235,462)	120,169,357
Net Income	—	—	—	6,383,818	—	6,383,818
Stock Repurchase	—	(927,912)	—	—	—	(927,912)
Exercise of Stock Options	38,235	—	1,522,104	—	—	1,560,339
Vested Restricted Stock	56,500	—	630,854	—	—	687,354
Stock Issuance	136	—	6,106	—	—	6,242
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	620,806	—	—	620,806
Cash Dividends ($0.07 per share)	—	—	—	(404,008)	—	(404,008)
Other Comprehensive Income (Loss)	—	—	—	—	308,703	308,703

Balance December 31, 2014	$5,862,063	$(1,381,566)	$11,289,846	$112,561,115	$73,241	$128,404,699

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash Flow from Operating Activities:
Net Income	$6,383,818	$3,683,247	$599,202
Adjustments to Reconcile Net Income to Net Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	3,490,485	2,974,587	2,211,516
Loan Cost Amortization	256,332	202,500	112,666
Loss on Early Extinguishment of Debt	—	—	245,726
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	(1,500)	(1,242,295)	(239,645)
Loss (Gain) on Disposition of Assets Held for Sale	—	26,367	(78,455)
Realized Gain on Sales of Investment Securities	(4,835)	—	—
Impairment of Assets Held for Sale	—	—	426,794
Impairment of Long-Lived Assets	421,040	616,278	—
Discount Accretion on Commercial Loan Investments	(649,658)	(1,403,842)	—
Accretion of Commercial Loan Investments Origination Fees	(20,326)	—	—
Amortization of Fees on Acquisition of Commercial Loan Investments	29,711	60,805	—
Deferred Income Taxes	1,677,814	194,563	297,222
Non-Cash Compensation	1,271,924	901,447	1,047,335
Decrease (Increase) in Assets:
Refundable Income Taxes	(267,280)	239,720	160,185
Land and Development Costs	563,165	3,463,333	(22,601)
Impact Fees and Mitigation Credits	885,669	231,986	347,548
Net Pension Asset	407,670	—	—
Other Assets	(2,110,730)	(912,225)	(936,467)
Increase (Decrease) in Liabilities:
Accounts Payable	(13,106)	431,790	54,855
Accrued Liabilities	674,700	(800,235)	(556,293)
Deferred Revenue	(625,808)	2,493,400	102,905
Net Pension Obligation	—	(1,317,683)	(268,830)
Income Taxes Payable	(1,044,061)	1,044,061	—

Net Cash Provided By (Used In) Operating Activities	11,325,024	10,887,804	3,503,663

Cash Flow From Investing Activities:
Acquisition of Property, Plant, and Equipment	(42,192,815)	(37,868,099)	(24,916,936)
Acquisition of Intangible Assets	(1,933,357)	(2,920,739)	(1,478,688)
Acquisition of Commercial Loan Investments	(30,187,748)	(17,658,204)	—
Decrease (Increase) in Restricted Cash	(4,073,453)	(366,645)	2,779,511
Proceeds from Sales of Investment Securities	30,476	—	—
Acquisition of Investment Securities	—	(729,814)	—
Proceeds from Disposition of Property, Plant, and Equipment - Net	3,219,025	14,335,817	480,150
Proceeds from Disposition of Assets Held for Sale - Net	—	3,407,133	7,773,165
Principal Payments Received on Commercial Loan Investments	19,465,000	95,000	—

Net Cash Provided By (Used In) Investing Activities	(55,672,872)	(41,705,551)	(15,362,798)

Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	91,775,000	87,750,000	34,765,849
Payments on Long-Term Debt	(51,062,021)	(53,649,817)	(20,905,714)
Cash Proceeds (Disbursements) from Exercise of Stock Options	1,228,118	591,890	(23,055)
Cash Used to Repurchase Common Stock	(927,912)	—	(453,654)
Cash from Excess Tax Benefit from Vesting of Restricted Stock	687,354	101,032	—
Dividends Paid	(404,008)	(344,585)	(228,726)

Net Cash Provided by (Used In) Financing Activities	41,296,531	34,448,520	13,154,700

Net Increase (Decrease) in Cash	(3,051,317)	3,630,773	1,295,565
Cash, Beginning of Year	4,932,512	1,301,739	6,174

Cash, End of Year	$1,881,195	$4,932,512	$1,301,739

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Disclosure of Cash Flows:

Total interest paid during the years ended December 31, 2014, 2013, and 2012 was approximately $2.1 million, $1.6 million, and $491,000, respectively. Interest paid included capitalized interest of approximately $11,000 and $8,000 during the years ended December 31, 2014 and 2013, respectively, with no interest capitalized during the year ended December 31, 2012.

Income taxes totaling approximately $3.0 million and $1.6 million were paid during the years ended December 31, 2014 and 2013, respectively, with income taxes refunded totaling approximately $177,500 during the year ended December 31, 2012.

During the year ended December 31, 2013, the Company settled a certain legal proceeding resulting in a non-cash conveyance of certain acreage in the amount of approximately $703,000. This non-cash transaction was reflected on the balance sheet as a decrease in land and development costs and accrued liabilities.

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013, and 2012

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

We are a diversified real estate operating company. We own and manage forty-three commercial real estate properties in ten states in the U.S. As of December 31, 2014, we owned thirty-six single-tenant and seven multi-tenant income-producing properties with over 1,100,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,500 acres. As of December 31, 2014, we had five commercial loan investments including a fixed-rate mezzanine commercial mortgage loan, a fixed-rate first mortgage, a variable-rate B-Note, a variable-rate mezzanine commercial mortgage loan, and a variable-rate first mortgage loan. Our golf operations consist of the LPGA International golf club, which is managed by a third party. We also lease property for twenty-one billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

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

RESTRICTED CASH

Restricted cash totaled approximately $4.4 million at December 31, 2014 of which approximately $3.1 million of cash is being held in escrow from the sale of the income property in Apopka, Florida to be reinvested through the like-kind exchange structure into another income property, approximately $185,000 is being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013, approximately $65,000 is being held in a reserve for future interest payment in connection to our Plantation Oaks commercial loan investment, approximately $284,000 is being held in escrow related to a land transaction which closed in December 2013, approximately $170,000 is being held in reserve for future interest and property tax payments in connection with our construction loan on a Container Store in Glendale, Arizona, and approximately $581,000 is being held in a reserve related to certain required tenant improvements for the Lowes in Katy, Texas.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, investment securities, accounts receivable, and accounts payable at December 31, 2014 and 2013, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s investment in commercial loans approximates fair value at December 31, 2014 and 2013, since the floating and fixed rates of the loans reasonably approximates current rates for notes with similar risks and maturities. The carrying amount of the Company’s long-term debt approximates fair value at December 31, 2014 and 2013, since the floating rate of our credit facility and the fixed rates of our secured financings reasonably approximate current market rates for notes with similar risks and maturities.

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

CLASSIFICATION OF COMMERCIAL LOAN INVESTMENTS

Loans held for investment are stated at the principal amount outstanding and include the unamortized deferred loan fees offset by any applicable unaccreted purchase discounts and origination fees in accordance with U.S. generally accepted accounting principles (“GAAP”).

COMMERCIAL LOAN INVESTMENT IMPAIRMENT

The Company’s commercial loans are held for investment. For each loan, the Company evaluates the performance of the collateral property and the financial and operating capabilities of the borrower/guarantor, in part, to assess whether any deterioration in the credit has occurred and for possible impairment of the loan. Impairment would reflect the Company’s determination that it is probable that all amounts due according to the contractual terms of the loan would not be collected. Impairment is measured based on the present value of the expected future cash flows from the loan discounted at the effective rate of the loan or the fair value of the collateral. Upon measurement of impairment, the Company would record an allowance to reduce the carrying value of the loan with a corresponding recognition of loss in the results of operations. Significant exercise of judgment is required in determining impairment, including assumptions regarding the estimate of expected future cash flows, collectability of the loan, the value of the underlying collateral and other provisions including guarantees. The Company has determined that, as of December 31, 2014 and 2013, no allowance for impairment was required.

INTEREST INCOME RECOGNITION

Interest income on commercial loan investments includes interest payments made by the borrower and the accretion of purchase discounts and loan origination fees, offset by the amortization of fees. Interest payments are accrued based on the actual coupon rate and the outstanding principal balance and purchase discounts and loan origination fees are accreted into income using the effective yield method, adjusted for prepayments.

ACCOUNTS RECEIVABLE

Accounts receivable primarily consist of receivables related to golf operations. The collectability of these receivables is determined based on a review of specifically identified accounts using judgments. Accounts receivable are classified in other assets on the consolidated balance sheets and totaled approximately $261,000 and $229,000 as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, no allowance for doubtful accounts was required.

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

Estimated fair values of the income properties acquired in 2014, at the date of acquisition, are based on preliminary valuations by management. The Company has engaged independent third-party consultants to prepare final purchase price allocations which are, as yet incomplete, therefore, reported amounts may change based on finalization which is expected to occur during the first quarter of 2015. These changes may impact depreciable and amortizable assets which therefore, may impact depreciation and amortization expense including a catch up of depreciation and amortization for the year ended December 31, 2014.

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

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. Subsurface interests are included in property, plant, and equipment with no net cost basis at December 31, 2014, as the amounts have been fully depreciated. The amount of depreciation and amortization of property, plant, and equipment, exclusive of amortization related to intangible assets, recognized for the years ended December 31, 2014, 2013, and 2012, was approximately $2.7 million, $2.3 million, and $1.8 million respectively. Interest of approximately $11,000 and $8,000 was capitalized to construction in process during 2014 and 2013, respectively with no interest capitalized in 2012.

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

SALE OF REAL ESTATE

Gains and losses on sales of real estate are accounted for as required by the “Accounting for Sales of Real Estate” Topic of FASB Accounting Standards Codification (“FASB ASC”) FASB ASC 976-605-25. The Company recognizes revenue from the sale of real estate at the time the sale is consummated, unless the property is sold on a deferred payment plan and the initial payment does not meet established criteria, or the Company retains some form of continuing involvement in the property. For sales of real estate which we estimate would cause us to incur a loss on the transaction, we would record a provision for the loss at the time the sales contract is deemed highly probable of closing.

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

Both the Company’s stock options and stock appreciation rights awarded under the 2001 Plan are liability classified awards and are required to be remeasured to fair value at each balance sheet date until the award is settled, as required by provisions of the “Share-Based Payments Topic of FASB ASC.” (See Note 17 “Stock-Based Compensation”).

At the Annual Meeting of Shareholders of the Company held on April 28, 2010, the Company’s shareholders approved the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan replaced the Company’s 2001 Plan. At the Annual Meeting of Shareholders of the Company held on April 24, 2013, the Company’s shareholders approved an amendment to the 2010 Plan which among other things incorporated claw back provisions and clarified language regarding the shares available subsequent to forfeiture of any awards of restricted shares. At the Annual Meeting of Shareholders of the Company held on April 23, 2014, the Company’s shareholders approved an amendment to the 2010 Plan increasing the numbers of shares authorized for issuance by 240,000 shares bringing the total number of shares authorized for issuance to 450,000. Awards under the 2010 Plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and performance units. Employees of the Company and its subsidiaries and non-employee directors may be selected by the Compensation Committee to receive awards under the 2010 Plan. The maximum number of shares of which stock awards may be granted under the 2010 Plan is

450,000 shares. No participant may receive awards during any one calendar year representing more than 50,000 shares of common stock. In no event will the number of shares of common stock issued under the plan upon the exercise of incentive stock options exceed 450,000 shares. These limits are subject to adjustments by the Compensation Committee as provided in the 2010 Plan for stock splits, stock dividends, recapitalizations, and other similar transactions or events. The 2010 Plan will terminate on the tenth anniversary of the date that it was adopted by the Board, and no awards will be granted under the plan after that date.

All non-qualified stock option awards and the restricted share awards granted under the 2010 plan were determined to be equity-based awards under the Share-Based Payment Topic of FASB ASC.

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

INCOME TAXES

The Company uses the asset and liability method to account for income taxes. Deferred income taxes result primarily from the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (See Note 18 “Income Taxes”). In June 2006, the FASB issued additional guidance, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements included in income taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with FASB guidance included in income taxes, the Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the FASB guidance.

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

Nearly 51% of the Company’s income property portfolio and all of the land holdings, golf operations, agriculture operations, and subsurface interests are in the State of Florida. Uncertainty of the duration of a prolonged real estate and economic downturn could have an adverse impact on the Company’s real estate values.

On a revenue basis, the largest of the Company’s income property tenants consist of Holiday CVS, L.L.C. and Walgreen Co., which the Company considers good credit-quality tenants. Holiday CVS, L.L.C. revenues accounted for 7%, 9%, and 16% of our consolidated revenue and Walgreen Co. accounted for 5%, 6%, and 13% of our consolidated revenue, for the years ended December 31, 2014, 2013, and 2012, respectively. During the years ended December 31, 2014 and 2013 revenue concentrations on the two tenants described above have dropped significantly due to the Company’s continuing diversification of its income property tenant mix and the addition of new revenue sources including the interest income from commercial loan investments.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 2.	INCOME PROPERTIES

During the year ended December 31, 2014, the Company acquired four income properties, two single-tenant and two multi-tenant, at a total acquisition cost of approximately $42.2 million. Of the total acquisition cost, approximately $14.7 million was allocated to land, approximately $25.6 million was allocated to buildings and improvements, and approximately $1.9 million was allocated to intangible assets pertaining to the in-place lease value. The weighted average amortization period for the $1.9 million allocated to intangible assets was approximately 9.1 years at the time of acquisition. Estimated fair values of the income properties acquired in 2014, at the date of acquisition, are based on preliminary valuations by management. The Company has engaged independent third-party consultants to prepare final purchase price allocations which are, as yet incomplete, therefore, reported amounts may change based on finalization which is expected to occur during the first quarter of 2015. These changes may impact depreciable and amortizable assets which therefore, may impact depreciation and amortization expense including a catch up of depreciation and amortization for the year ended December 31, 2014.

Additionally, during the year ended December 31, 2014, construction was completed on two self-developed multi-tenant properties, known as the Williamson Business Park, in Daytona Beach, Florida for a total cost of approximately $2.4 million of which approximately $2.2 million was incurred for building and improvements and approximately $221,000 was related to the transfer of basis in the previously owned land.

The income properties acquired in 2014 include the following:

•	On April 22, 2014, the Company acquired a 131,644 square-foot free-standing building, situated on 15.48 acres in Katy, Texas, which is leased to Lowe’s Home Improvement. The total purchase price was approximately $14.7 million, and as of the acquisition date, the remaining term of the lease was approximately 13 years;

•	On July 17, 2014, the Company acquired a 52,665 square-foot building situated on approximately 7 acres in Daytona Beach, Florida, which is leased to American Signature Furniture. The purchase price was approximately $5.3 million, and as of the acquisition date, the remaining term of the lease was approximately 6 years. The property is located within an approximately 250,000 square-foot retail shopping center anchored by Best Buy, PetSmart and Barnes & Noble. The Company also owns the property leased to Barnes & Noble;

•	On October 7, 2014, the Company acquired a 59,341 square-foot retail center spanning two city blocks, in Sarasota Florida, which is anchored by a 36,000 square-foot Whole Foods Market retail grocery store. The center also has approximately 23,000 square-feet of additional retail space including a Starbucks retail store, and a three level parking garage. The total purchase price was $19.1 million, and as of the acquisition date, the weighted average remaining term of the leases was approximately 7 years; and

•	On December 30, 2014, the Company acquired a 112,292 square-foot retail shopping center comprised of two parcels on over 14 acres of land located in Winter Park, Florida as a redevelopment opportunity. The total purchase price was $3.1 million, and as of the acquisition date, the majority of the current tenants were under short term leases. As part of the redevelopment activities planned for this property, the Company will likely terminate the majority of the leases.

One income property was disposed of during the year ended December 31, 2014. On November 17, 2014, the Company sold its interest in a 14,560 square-foot building, located in Apopka, Florida for approximately $3.3 million, which was leased to Walgreens. However, as the Company has adopted ASU 2014-09, the operating results of the property have not been included in discontinued operations as the disposition does not qualify as a discontinued operation under the revised guidance.

During the year ended December 31, 2013, the Company acquired nine single-tenant income properties at a total acquisition cost of approximately $39.5 million. Of the total acquisition cost, approximately $13.2 million was allocated to land, approximately $23.4 million was allocated to buildings and improvements, and approximately $2.9 million was allocated to intangible assets pertaining to the in-place lease value. The weighted average amortization period for the $2.9 million allocated to intangible assets was approximately 10.5 years at the time of acquisition.

NOTE 3.	DISCONTINUED OPERATIONS

During the year ended December 31, 2013, the Company sold its interest in five single-tenant income properties for a combined gain of approximately $1,216,000. Upon consummation of the sales, the properties’ operating results were included within the discontinued operations for each period presented.

The following is a summary of income from discontinued operations:

	Year ended December 31,
	2014	2013	2012
Leasing Revenue and Other Income	$—	$699,486	$1,535,854
Costs and Other Expenses	(—)	(89,270)	(211,524)

Income from Operations	—	610,216	1,324,330
Impairment Charges	—	—	(426,794)
Gain on Sale of Property	—	1,215,928	78,455

Income before Income Tax	—	1,826,144	975,991
Income Tax	(—)	(704,435)	(376,488)

Income from Discontinued Operations	$—	$1,121,709	$599,503

NOTE 4.	COMMERCIAL LOAN INVESTMENTS

On January 31, 2014, the Company acquired a mezzanine loan secured by the borrower’s equity interest in an upper upscale hotel in Atlanta, Georgia, that was previously subject to the Company’s first commercial loan investment. The Company purchased the $5.0 million performing loan at par. The loan matures in February 2019, bears a fixed interest rate of 12.00% per annum, and requires payments of interest only prior to maturity. Interest revenue recognized during the year ended December 31, 2014 was approximately $558,000.

On May 16, 2014, the Company funded approximately $3.1 million of a $6.3 million first mortgage commitment for the redevelopment of an existing vacant retail property into a Container Store located in Glendale, Arizona, which opened on February 7, 2015. During the year ended December 31, 2014, approximately $5.3 million in draws were funded by the Company, leaving a remaining commitment of approximately $1.0 million, which may be drawn by the borrower as construction costs are incurred. Construction was substantially complete as of December 31, 2014 and the Company expects to fund the remaining commitment in the first quarter of 2015. The loan matures in November 2015, includes one nine-month extension option, bears a fixed interest rate of 6.00% per annum prior to the commencement of rent on the Container Store lease, and requires payments of interest only prior to maturity. At closing, a loan origination fee of approximately $79,000 was received by the Company and is being accreted ratably into income through the contractual maturity date in November 2015. Total interest revenue recognized during the year ended December 31, 2014 was approximately $161,000. Subsequent to the commencement of rent, the interest rate on our loan will be the 30-day London Interbank Offer Rate (“LIBOR”) plus 800 basis points. Rent commenced on February 7, 2015.

On May 20, 2014, the Company acquired an approximate $9.0 million B-Note secured by a retail shopping center located in Sarasota, Florida. The loan matures in June 2015, includes three one-year extension options, bears a floating interest rate of 30-day LIBOR plus 725 basis points, and requires payments of interest only prior to maturity. The loan is subordinate to an approximately $48.0 million A-Note collateralized by the same property, for a total debt balance of $57.0 million. Interest revenue recognized during the year ended December 31, 2014 was approximately $416,000.

On September 30, 2014, the Company acquired a mezzanine loan secured by the borrower’s equity interest in an upper upscale hotel in Dallas, Texas. The Company purchased the $10.0 million performing loan at par. The loan matures in September 2016, bears a floating interest rate of 30-day LIBOR plus 725 basis points, and requires payments of interest only prior to maturity. The loan is subordinate to a $64.0 million first mortgage on the hotel in Dallas, Texas. Interest revenue recognized during the year ended December 31, 2014 was approximately $191,000.

On November 14, 2014, the Company acquired a $1.0 million first mortgage loan secured by real estate in Ormond Beach, Florida. The loan matures in November 2015, includes a one-year extension option, bears a floating interest rate of 30-day LIBOR plus 725 basis points, and requires payments of interest only prior to maturity. At closing, a loan origination fee of approximately $10,000 was received by the Company and recognized as income. Interest revenue recognized during the year ended December 31, 2014 was approximately $10,000.

The Company’s commercial loan investment portfolio was comprised of the following at December 31, 2014:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Mezz – Hotel – Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%
Construction – Container Store – Glendale, AZ	May 2014	November 2015	$6,300,000	$5,306,031	$5,247,607	6.00%
B-Note – Retail Shopping Center – Sarasota, FL	May 2014	June 2015	$8,960,467	$8,960,467	$8,960,467	30-day LIBOR plus 7.25%
Mezz – Hotel – Dallas, TX	September 2014	September 2016	$10,000,000	$10,000,000	$10,000,000	30-day LIBOR plus 7.25%
Development - Real Estate – Ormond Beach, FL	November 2014	November 2015	$1,000,000	$1,000,000	$1,000,000	30-day LIBOR plus 7.25%

Total			$31,260,467	$30,266,498	$30,208,074

The carrying value of the commercial loan investment as of December 31, 2014 consisted of the following:

Total
Current Face Amount	$30,266,498
Unaccreted Origination Fees	(58,424)

Total Commercial Loan Investments	$30,208,074

On August 7, 2013, the Company acquired a $19.6 million first mortgage loan secured by an upper upscale hotel in Atlanta, Georgia, for approximately $17.5 million, a discount of approximately $2.05 million. The discount was being accreted into income ratably through the contractual maturity date in March 2014, which is included in Interest Income from Commercial Loan Investments in the consolidated financial statements. On January 6, 2014, the remaining commercial mortgage loan principal of $19.5 million was paid in full. The total revenue recognized during the year ended December 31, 2014, which was recognized entirely during the quarter ended March 31, 2014, was approximately $844,000 including the remaining accretion of the purchase discount of approximately $650,000, interest income of approximately $36,000, and an exit fee of approximately $195,000, offset by the remaining amortization of fees of approximately $37,000. The total revenue recognized during the year ended December 31, 2013, was approximately $1,713,000 including accretion of the purchase discount of approximately $1.4 million and interest income of approximately $370,000, offset by approximately $61,000 of amortization of loan origination fees.

The Company’s commercial loan investment portfolio was comprised of the following at December 31, 2013:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon
Hotel – Atlanta, GA	August 2013	March 2014	$19,560,000	$19,465,000	$18,845,053	30-day LIBOR plus 4.50%

Total			$19,560,000	$19,465,000	$18,845,053

The carrying value of the commercial loan investment as of December 31, 2013 consisted of the following:

Total
Current Face Amount	$19,465,000
Unamortized Fees	29,711
Unaccreted Purchase Discount	(649,658)

Total Commercial Loan Investments	$18,845,053

NOTE 5.	LAND AND SUBSURFACE INTERESTS

Land and development costs at December 31, 2014 and 2013, are summarized as follows:

	December 31,
	2014	2013
Undeveloped Land	$301,780	$301,780
Developed Land and Development Costs	22,903,969	23,467,134

Total Land and Development Costs	$23,205,749	$23,768,914

During the year ended December 31, 2014, a total of approximately 99.66 acres were sold for approximately $8.8 million as described below:

•	On February 18, 2014, the Company sold approximately 3.1 acres to Halifax Humane Society, Inc. for $391,500, or approximately $128,000 per acre, for a gain of approximately $347,000. This parcel is located on LPGA Boulevard, just west of I-95 in Daytona Beach, Florida and is adjacent to an existing property owned by Halifax Humane Society, Inc.

•	On August 15, 2014, the Company sold approximately 75.6 acres of land, located on the east side of Interstate 95, for development of a distribution center for approximately $7.8 million, or approximately $103,000 per acre, for a gain at closing of approximately $3.9 million with an additional gain of approximately $324,000 to be recognized on a percentage-of-completion basis as certain road improvements are completed through the estimated completion date of February 2015. As of December 31, 2014, approximately $277,000 of the gain has been recognized, leaving an approximate gain of $47,000 to be recognized in the first quarter of 2015. In addition, the Company expects to receive payments totaling approximately $1.1 million in late 2015 from Volusia County, based upon certain milestones being achieved including when the distribution center receives its certificate of occupancy and the dates when specified numbers of jobs have been created at the buyer’s operations. Although there can be no assurances that the Company will receive the $1.1 million, such payments would bring the total gain on the sale to approximately $5.3 million.

•	On October 30, 2014, the Company sold approximately 20.96 acres of land, which presented certain issues for development involving wetlands mitigation, to Victor Indigo Lakes, L.L.C. for $625,000, or approximately $30,000 per acre, for a gain of approximately $552,000. The land is located along the east side of Williamson Boulevard across from Indigo Lakes, in Daytona Beach, Florida.

During the year ended December 31, 2013, a total of 11.655 acres were sold for approximately $3.0 million as described below:

•	On December 4, 2013, the Company sold approximately 3.405 acres to RaceTrac Petroleum, Inc. (“RaceTrac”) for $1.3 million or approximately $382,000 per acre. We recognized a loss on the sale of approximately $244,000 which is primarily attributable to a higher basis in the property as a result of the Company having repurchased this land in 2010. The parcel sold to RaceTrac is part of Williamson Crossing, an approximately 23-acre, proposed commercial development located at the southeast corner of Williamson and LPGA Boulevards in Daytona Beach. RaceTrac is the first occupant for the Williamson Crossing site. In connection with the transaction, the Company agreed to reimburse RaceTrac up to $976,500 over five years for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire Williamson Crossing site. As of December 31, 2014 and 2013, $283,500 of cash is held in escrow related to the improvements and is classified as restricted cash on the consolidated balance sheets. The Company anticipates that all or a portion of these reimbursable costs will be shared by other owners as parcels in the Williamson Crossing development are sold and additional businesses locate to the site. Based on the book basis of the remaining repurchased acres relative to the price per acre in the RaceTrac transaction, the Company determined that no adjustment for impairment was required as of December 31, 2013.

•	On December 19, 2013, the Company sold approximately 2.02 acres to Intracoastal Bank. The land was sold for $640,000 or approximately $317,000 per acre for a gain of approximately $581,000. This parcel is located on LPGA Boulevard, east of I-95 in Daytona Beach, Florida, between the Vince Carter’s and Wendy’s restaurants.

•	On December 20, 2013, the Company sold approximately 6.23 acres to CarMax Auto Super Stores, Inc. (“CarMax”) for $1.05 million, or approximately $168,500 per acre, for a total loss of approximately $1.0 million. We recognized a loss of approximately $416,000 on the sale. In the second quarter of 2013 the Company recognized an impairment loss of approximately $616,000 which was based on the contract price in a transaction that had been executed for approximately 3.21 acres of the total 6.23 acres sold to CarMax. That transaction was terminated prior to closing. The basis in these acres was higher than is typical for the Company’s land holdings as this land had been reacquired through foreclosure in 2009.

During the year ended December 31, 2012, a total of 16.6 acres were sold for approximately $618,000 as described below:

•	During the second quarter of 2012, the Company sold approximately 16.6 acres of industrial land west of Interstate 95 at a price of approximately $618,000 or $37,000 per acre. The gain on the sale of this land totaled approximately $573,000.

•	During 2009, a real estate sales transaction closed in which the Company had a commitment to fund up to $1,125,000 for its share of road construction costs. During 2010, the Company paid approximately $554,000 of this commitment. The remaining balance, totaling approximately $571,000, was recorded as a liability and included in accrued liabilities on the consolidated balance sheets. The finalization of the construction costs occurred in the first quarter of 2012, and resulted in approximately $730,000 of income during the second quarter of 2012, representing the reversal of the remaining commitment and a reimbursement of approximately $160,000.

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

During 2011, an eight-year oil exploration lease covering approximately 136,000 net mineral acres primarily located in Lee County and Hendry County, Florida was executed and an approximate $914,000 first year rental payment was received. An additional approximate $922,000, representing the guaranteed payment for the second year’s delay rent, was received in September 2012. The two payments totaling approximately $1.8 million have been recognized ratably into income through September 2013. On September 22, 2013, the Company entered into an amendment of the exploration lease (the “Oil Lease Amendment”). Under the Oil Lease Amendment, the net mineral acres under exploration lease was reduced from approximately 136,000 net mineral acres to approximately 82,000 net mineral acres in Hendry County, Florida. The approximately 54,000 net mineral acres removed from the exploration lease were located in Lee County, Florida. In connection with the Oil Lease Amendment, the Company received an approximate $3.3 million rent payment for the third year of the Company’s eight-year oil exploration lease. The payment was recognized ratably over the 12 month lease period ending in September 2014. Also during September 2013, the Company received, and recognized as revenue, a non-refundable penalty payment of $1.0 million relating to the drilling requirements in the lease. During September 2014, the Company received an approximate $1.9 million rent payment for the adjusted acreage of 42,000 acres for the fourth year of the Company’s eight-year exploration lease, which is being recognized ratably over the 12 month lease period ending in September 2015. Also during September 2014, the Company received, and recognized as revenue, a non-refundable penalty payment of $600,000 relating to drilling requirements in the lease. The terms of the lease state the Company will receive royalty payments if production occurs and may receive additional annual rental payments if the lease is continued in years four through eight. The lease is effectively eight one-year terms as the lessee has the option to terminate the lease annually.

Lease income generated by the Oil Lease Amendment is being recognized on a straight-line basis over the guaranteed lease term. For the years December 31, 2014, 2013, and 2012, lease income of approximately $2.9 million, $1.6 million, and $919,000 was recognized, respectively. There can be no assurance that the Oil Lease Amendment will be extended beyond the expiration of the current term of September 2015 or, if renewed, on similar terms or conditions.

During the year ended December 31, 2014, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Production volume from these oil wells was 64,835 barrels in 2014, 88,782 barrels in 2013 and 81,441 barrels in 2012, resulting in revenues received from oil royalties of approximately $198,000, $268,000 and $287,000, respectively.

NOTE 6.	INVESTMENT SECURITIES

During December 2013, the Company purchased approximately $730,000 of preferred stock of a publicly traded real estate investment trust with a market capitalization of more than $1.5 billion. In accordance with ASC Topic 320, Investments – Debt and Equity Securities, the preferred stock investments have been determined to be equity securities classified as available-for-sale which are recorded at fair market value in the consolidated balance sheets. The fair value of the Company’s investment securities is measured quarterly, on a recurring basis, using Level 1 inputs.

Available-for-Sale securities consisted of the following as of December 31, 2014 and 2013:

	Year Ended December 31, 2014
	Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value (Level 1 Inputs)
Preferred Stock	$704,173	$117,263	$—	$821,436

Total Equity Securities	$704,173	$117,263	$—	$821,436

Total Available-for-Sale Securities	$704,173	$117,263	$—	$821,436

	Year Ended December 31, 2013
	Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value (Level 1 Inputs)
Preferred Stock	$729,814	$—	$—	$729,814

Total Equity Securities	$729,814	$—	$—	$729,814

Total Available-for-Sale Securities	$729,814	$—	$—	$729,814

The unrealized gain of approximately $117,000 during the year ended December 31, 2014, net of tax of approximately $44,000, is included in other comprehensive income. As of December 31, 2013, the cost approximated fair value and no net gains were reported in other comprehensive income.

Following is a table reflecting the sale of investment securities and losses recognized during the three years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
Proceeds from the Disposition of Equity Securities	$30,476	$—	$—
Cost Basis of Investment Securities Sold	(25,641)	—	—

Gain recognized in Statement of Operations on the Disposition of Equity Securities	$4,835	$—	$—

During January of 2015, all of the Company’s preferred stock investments were sold at a gain.

NOTE 7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents	$1,881,195	$1,881,195	$4,932,512	$4,932,512
Restricted Cash	4,440,098	4,440,098	366,645	366,645
Investment Securities	821,436	821,436	729,814	729,814
Commercial Loan Investments	30,208,074	30,266,498	18,845,053	19,297,110
Long-Term Debt	103,940,011	103,940,011	63,227,032	63,227,032

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

Intangible assets consist of the in-place lease value associated with single-tenant and multi-tenant income properties acquired by the Company. This in-place lease value(s), was determined by estimating the cost of replacing the lease should it not be in-place as of the date of the acquisition of the property. Factors, such as foregone rent and leasing commissions among others, are taken into account to determine the in-place lease value. This value is amortized over the remaining term of the lease at the time the properties are purchased. At December 31, 2014, the in-place lease value totaled approximately $7.3 million net of amortization of $3.6 million. At December 31, 2013, the in-place lease value totaled $6.4 million, net of amortization of $3.0 million.

During the year ended December 31, 2014, the intangible in-place lease value increased by approximately $1.9 million due to the acquisition of three income properties offset by approximately $320,000 due to the sale of one income property for a net increase during 2014 of approximately $1.6 million.

Amortization expense was approximately $768,000, $673,000, and $411,000 for the years ending December 31, 2014, 2013, and 2012, respectively. The estimated future amortization expense related to intangible assets is as follows:

Year Ending December 31,	Amount
2015	$899,693
2016	861,605
2017	770,851
2018	763,163
2019	748,328
Thereafter	3,295,777

Total	$7,339,417

As of December 31, 2014, the weighted average amortization period of the in-place lease value is 13 years.

NOTE 9.	IMPAIRMENT OF LONG-LIVED ASSETS

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

During the year ended December 31, 2014, an impairment charge of approximately $421,000 was recognized on an income property sold during October 2014. The total impairment charge, which was recognized during the third quarter of 2014, represents the loss on the sale of approximately $228,000 plus estimated closing costs of approximately $193,000.

During the year ended December 31, 2013 the Company recognized an impairment loss of approximately $616,000 on approximately 6.23 acres which was based on the contract price in a transaction that had been executed during that period for approximately 3.21 acres of the total 6.23 acres assessed for impairment. That transaction was terminated prior to closing, however, on December 20, 2013, the Company sold the approximately 6.23 acres to CarMax Auto Super Stores, Inc. for $1.05 million, or approximately $168,500 per acre. The basis in these acres was higher than is typical for the Company’s land holdings as this land had been reacquired through foreclosure in 2009.

During the year ended December 31, 2012, no impairment indicators were noted other than on the income property held for sale for which an approximate $427,000 impairment charge was recorded and included in income from discontinued operations in the consolidated statement of operations.

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

	Year Ended December 31,
	2014	2013	2012
Income Available to Common Shareholders:
Income (Loss) from Continuing Operations	$6,383,818	$2,561,538	$(301)
Discontinued Operations	—	1,121,709	599,503

Net Income	$6,383,818	$3,683,247	$599,202

Weighted Average Shares Outstanding	5,765,997	5,739,383	5,717,937
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	22,853	3,754	—

Total Shares Applicable to Diluted Earnings Per Share	5,788,850	5,743,137	5,717,937

Per Share Information:
Basic Net Income Per Share
Income from Continuing Operations	$1.11	$0.44	$—
Discontinued Operations	—	0.20	0.10

Net Income	$1.11	$0.64	$0.10

Diluted Net Income Per Share:
Income from Continuing Operations	$1.10	$0.44	$—
Discontinued Operations	—	0.20	0.10

Net Income	$1.10	$0.64	$0.10

In addition to the dilutive securities presented above, the effect of 40,400, 58,800, and 198,300 potentially dilutive securities were not included for 2014, 2013, and 2012, respectively, as the effect would be antidilutive.

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

In November 2008, the Company’s Board of Directors authorized the Company to repurchase from time to time up to $8 million of its common stock. There is no expiration date for the repurchase authorization. The Company repurchased 4,660 shares of its common stock at a cost of approximately $105,000 through December 31, 2013. During 2014, the Company repurchased an additional 25,836 shares of its common stock on the open market for a total cost of approximately $928,000 and placed those shares in treasury. None of the 2014 repurchases occurred during the quarter ended December 31, 2014. Pursuant to a covenant in our Credit Facility, which includes the Odd-Lot Buy-Back Program as part of our stock repurchase capacity, the maximum approximate dollar value of shares that may yet be purchased under the plan or program was approximately $6.5 million as of December 31, 2014.

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

Mortgage Notes Payable. On February 22, 2013, the Company closed on a $7.3 million mortgage loan originated with UBS Real Estate Securities Inc., secured by its interest in the two-building office complex leased to Hilton Resorts Corporation, which was acquired on January 31, 2013. The mortgage loan matures in February 2018, carries a fixed rate of interest of 3.655% per annum, and requires payments of interest only prior to maturity.

On March 8, 2013, the Company closed on a $23.1 million mortgage loan originated with Bank of America, N.A., secured by its interest in fourteen income properties. The mortgage loan matures in April 2023, carries a fixed rate of 3.67% per annum, and requires payments of interest only prior to maturity.

On September 30, 2014, the Company closed on a $30.0 million mortgage loan originated with Wells Fargo Bank, N.A., secured by its interest in six income properties. The mortgage loan matures in October 2034, and carries a fixed rate of 4.33% per annum during the first ten years of the term, and requires payments of interest only during the first ten years of the loan. After the tenth anniversary of the effective date of the loan the cash flows generated by the underlying six income properties must be used to pay down the principal balance of the loan until paid off or until the loan matures. The loan is fully pre-payable after the tenth anniversary date of the effective date of the loan. Long-term debt consisted of the following:

	December 31, 2014
	Total	Due Within One Year
Credit Facility	$43,540,011	$—
Mortgage Note Payable (originated with UBS)	7,300,000	—
Mortgage Note Payable (originated with BOA)	23,100,000	—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—

Total Long-Term Debt	$103,940,011	$—

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending December 31,	Amount
2015	$—
2016	—
2017	—
2018	50,840,011
2019	—
Thereafter	53,100,000

Total Long-Term Debt	$103,940,011

At December 31, 2014, there was approximately $31.5 million of available borrowing capacity under the Credit Facility, which has a current total commitment level of $75.0 million, with approximately $13.1 million of available borrowing capacity based on the borrowing base of income properties.

In conjunction with required road improvements related to sale of land for development of a distribution center, the Company obtained a $940,000 letter of credit with BMO. The letter of credit decreases the available borrowing capacity on the Credit Facility. As of December 31, 2014, the letter of credit was unused.

For the year ended December 31, 2014, interest expense was approximately $2.2 million with approximately $2.1 million paid during the period. For the year ended December 31, 2013, interest expense was approximately $1.6 million with approximately $1.6 million paid during the period. For year ended December 31, 2012, interest expense was approximately $536,000 with approximately $491,000 paid during the period. No interest was capitalized during the year ended December 31, 2012, while approximately $11,000 and $8,000 of interest was capitalized during the years ended December 31, 2014 and 2013, respectively.

The amortization of loan costs incurred in connection with the Company’s long-term debt is included in interest expense in the consolidated financial statements. These loan costs are being amortized over the term of the respective loan agreements using the straight-line method, which approximates the effective interest method. For the years ended December 31, 2014, 2013 and 2012, the amortization of loan costs totaled approximately $256,000, $203,000 and $113,000, respectively.

The Company was in compliance with all of its debt covenants as of December 31, 2014 and 2013.

NOTE 13.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of
	December 31, 2014	December 31, 2013
Golf Course Lease	$2,973,898	$3,340,389
Deferred Compensation	—	382,599
Other Post-Retirement Benefits	142,797	156,881
Reserve for Tenant Improvements	551,250	58,977
Accrued Interest	197,929	95,771
Environmental Reserve	108,733	—
Other	1,426,902	692,192

Total Accrued Liabilities	$5,401,509	$4,726,809

In July 2012, the Company entered into an agreement with the City of Daytona Beach, Florida (the “City”) to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”), Under the Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, will remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of December 31, 2014, approximately $2.1 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

In connection with the acquisition of the two properties leased to Hilton Resorts Corporation on January 31, 2013, the Company was credited $773,000 at closing for certain required tenant improvements. The improvements were complete as of December 31, 2013 and the final payment of approximately $59,000 was made during the three months ended March 31, 2014. In connection with the acquisition of the Lowes on April 22, 2014, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which are not required to be completed until December 2016. As of December 31, 2014, $100,000 of these tenant improvements had been completed and funded, leaving approximately $551,000 remaining to be funded.

On July 24, 2013, the Company’s Board of Directors terminated the Deferred Compensation Plan effective August 1, 2013. Accordingly, the Company made the normal required distributions prior to March 1, 2014 with the balance of the accounts liquidated in August 2014.

During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs to monitor a parcel of less than one acre of land owned by the Company that previously had environmental remediation work performed. Approximately $1,000 in costs have been incurred as of December 31, 2014.

NOTE 14.	DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	December 31, 2014	December 31, 2013
Deferred Oil Exploration Lease Revenue	$1,354,873	$2,390,808
Deferred Land Sale Revenue	87,581	—
Prepaid Rent	674,165	698,653
Escrow Reserve, Container Store Loan	144,124	—
Escrow Reserve, Plantation Oaks Loan	65,216	—
Other Deferred Revenue	392,584	254,890

Total Deferred Revenue	$2,718,543	$3,344,351

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

In connection with the 75.6 acre land sale, approximately $597,000 of the $7.8 million sales price was deferred to be recognized as revenue on a percentage-of-completion basis as certain road improvements are completed through the estimated completion date of February 2015. Through December 31, 2014, approximately $510,000 of the previously deferred revenue had been recognized.

NOTE 15.	PENSION PLAN

The Company maintained a Defined Benefit Pension Plan (the “Pension Plan”) which had been, prior to December 31, 2011, for all employees who had attained the age of 21 and completed one year of service. The pension benefits were based primarily on years of service and the average compensation for the five highest consecutive years during the final ten years of employment. The benefit formula generally provided for a life annuity benefit.

Effective December 31, 2011, the Company amended its Pension Plan to freeze participants’ benefits with no future accruals after that date. Any current or future employee who was not a participant of the Pension Plan on December 31, 2011 was not eligible to enter the Pension Plan.

On October 23, 2013 the Company’s Board of Directors approved the commencement of the steps necessary to terminate the Pension Plan, pursuant to the Pension Plan, and, if necessary, for the Company to make the required level of contribution whereby the Pension Plan would have sufficient funds to pay all benefits owed participants and beneficiaries. On January 22, 2014, the Company’s Board of Directors approved the termination of the Pension Plan effective March 31, 2014. Termination of the Pension Plan was completed through the distribution of the Pension Plan assets to participants and beneficiaries through either the purchase of an annuity from an insurance company or, payment of the benefit owed in a one-time lump sum payment based on a final calculation of benefit as of March 31, 2014. The final termination settlement was completed during the three months ended December 31, 2014. The Company contributed approximately $43,000 to fully fund the Pension Plan to enable the distribution to participants of a lump sum benefit or the purchase of a life annuity to effectuate the termination. In addition, the Company incurred approximately $170,000 for the cost of legal and other advisors to complete the termination.

The Company used a December 31 measurement date.

Following are the components of the Net Period Pension Cost (Benefit):

	December 31,
	2014	2013	2012
Service Cost	$87,219	$87,496	$94,374
Interest Cost	425,735	385,884	406,689
Actual Return on Plan Assets	342,637	(1,310,053)	(932,366)
Amortization of Unrecognized Transition Loss (Gain) from Earlier Periods	—	91,111	69,699
Amortization of Unrecognized Prior Service Cost	—	—	—
Amortization of Net Gain (Loss) from Earlier Periods	—	736,025	390,400

Net Periodic Pension Cost (Benefit)	$855,591	$(9,537)	$28,796

The Company contributed approximately $43,000 to fully fund the Pension Plan for the final termination settlement in 2014. The Company made contributions totaling $84,600 in 2013 and $473,540 in 2012.

The change in projected benefit obligation is as follows:

	December 31,
	2014	2013
Benefit Obligation at Beginning of Year	$8,852,262	$9,827,454
Service Cost	87,219	87,496
Interest Cost	425,735	385,884
Actuarial Loss (Gain)	(27,160)	(804,080)
Plan Expenses Paid	(108,997)	(71,585)
Benefits Paid	(541,896)	(572,907)
Effect of Termination Settlement	(8,687,163)	—

Benefit Obligation at End of Year	$—	$8,852,262

The change in plan assets is as follows:

	December 31,
	2014	2013
Fair Value of Plan Assets at Beginning of Year	$9,259,932	$8,509,771
Actual Return on Plan Assets	342,637	1,310,053
Employer Contribution	43,254	84,600
Plan Expenses Paid	(108,997)	(71,585)
Benefits Paid	(541,896)	(572,907)
Termination Settlement	(8,994,930)	—

Fair Value of Plan Assets at End of Year	$—	$9,259,932

The funded status of the pension obligation consisted of the following:

	December 31,
	2014	2013
Estimated Pension Benefit Obligation
Projected Benefit Obligation	$—	$(8,852,262)
Fair Value of Plan Assets	—	9,259,932

Accrued Net Pension Asset	$—	$407,670

The increase in the Net Pension Asset during the year ended December 31, 2013, was due primarily to gains in the underlying pension assets, as well as a change in the discount rate from 4% to 5%.

The actuarial assumptions made to determine the projected benefit obligation and the fair value of plan assets are as follows:

	December 31,
	2014	2013
Weighted Average Discount Rate	N/A	5.00%
Weighted Average Asset Rate of Return	N/A	7.00%
Compensation Scale	N/A	N/A

The Company used the “Citigroup Pension Liability Index” to determine the discount rate. The weighted average asset rate of return was primarily based on both historical and projected future returns of the portfolio as a whole.

Amortization Periods

The transition liability (asset), was considered fully amortized as a result of the 2011 curtailment. The excess of the unrecognized (gain) or loss (if any) over the larger of 10% of the projected benefit obligation or 10% of the market related value of assets was amortized, prior to the termination, in level amounts over 12.60 years. The prior service cost re-established on January 1, 2001, was considered fully amortized as a result of the 2011 curtailment. The prior service cost established on January 1, 2002, was considered fully amortized as a result of the 2011 curtailment.

Funding Policy

Periodic employer contributions were made in conformance with minimum funding requirements and maximum deductible limitations.

Benefit Payments and Other Disbursements

During the measurement period, disbursements from Pension Plan assets were as follows:

	December 31,
	2014	2013
Benefit Payments	$541,896	$572,907
Administrative Expenses	108,997	71,585
Termination Settlement	8,994,930	—

Total	$9,645,823	$644,492

Plan Assets

The Company’s investment policy for pension funds, prior to the termination of the Pension Plan, was to achieve four major objectives as follows:

1)	Growth in the invested assets to maintain future purchasing power;

2)	Provide a stable, increasing stream of investment income to support needs;

3)	Ensure the preservation of asset values equal to or greater than the nominal book value of assets over the intermediate term or a complete economic cycle, whichever is longer; and

4)	Maintain liquidity.

The allocation of investments targeted 60% in common equities and 40% in fixed income securities, exclusive of cash and cash equivalents with a typical 10% range of fluctuation. Equity securities primarily included investments in large-cap, mid-cap, and small-cap companies located in the United States and internationally. Fixed income securities primarily included corporate bonds of diversified industries and government bonds primarily located in the United States. Prior to the termination of the Pension plan, no single security, except short-term obligations of the U.S. government, constituted more than 4% of consolidated assets.

The Pension Plan’s weighted average asset allocations at December 31, 2013 by asset category are as follows:

	December 31,
	2014	2013
Cash and Cash Equivalents	0%	3%
Equity Securities	0%	66%
Fixed Income Securities	0%	30%
Alternative Investments	0%	1%

Total	0%	100%

The following is a table of the Fair Values of Pension Plan Assets and Fair Value Measurements at December 31, 2013 (measured with quoted prices in active markets – Level 1 inputs):

	December 31,
	2014	2013
Cash and Cash Equivalents	$—	$263,452
Equity Securities	—	6,134,969
Fixed Income Securities	—	2,730,912
Alternative Investments	—	130,599

Total	$—	$9,259,932

The long-term rate of return on Pension Plan assets represented an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income, and alternative investments. When determining the long-term rate of return on Pension Plan assets, the Company considered long-term rates of return on the asset classes (both historical and forecasted) in which the Company expected the pension funds to be invested.

Cash Flows

The Company made periodic contributions in accordance with minimum funding requirements and maximum allowable deductions. Due to the termination, no future contributions will be required.

Estimated Future Benefit Payments

Termination of the Pension Plan was completed during the three months ended December 31, 2014, therefore, the benefit payments have been satisfied and no future benefit payments are expected.

NOTE 16.	POST-RETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

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

The Company recognizes post-retirement expenses in accordance with the “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions Topic of FASB ASC,” which requires that expected costs of post-retirement benefits be charged to expense during the years the employees render service. The accrued post-retirement benefit cost reflected in the consolidated balance sheet in accrued liabilities at December 31, 2014 and 2013, was approximately $143,000 and $157,000, respectively. Subsequent to year end, the Company has effectively terminated the post-retirement benefit program and no further benefits will be provided to retirees.

Unfunded Deferred Compensation Plans

The Company previously established the Consolidated-Tomoka Land Co. Deferred Compensation Plan for Directors, and for Officers and Key Employees (the “Plans”). Both Plans provide that the Plans may be amended in whole or in part from time to time by the Board of Directors of the Company (the “Board”). At its Board meeting on October 26, 2011, the Board approved an amendment to the Plans to: 1) Freeze the Plans, effective January 1, 2012, to allow no new participants or deferrals into the Plans; and 2) to apply an interest rate of 6.0% to account balances for the year 2011 with the rate to be reviewed annually. An interest rate of 3.0% was applied to account balances for the years ended December 31, 2014 and 2013.

On July 24, 2013, the Company’s Board of Directors terminated the Deferred Compensation Plan effective August 1, 2013. Accordingly, the Company made the normal required distributions prior to March 1, 2014 and the balance of the accounts were liquidated in August 2014.

As a result, there is no deferred compensation reflected in accrued liabilities at December 31, 2014. The amount of deferred compensation reflected in accrued liabilities on the consolidated balance sheets at December 31, 2013 was approximately $383,000. Deferred compensation earnings allocated to the deferred compensation balance for the three years ended December 31, 2014, 2013, and 2012, were approximately $5,000, $14,000, and $41,000, respectively.

NOTE 17.	STOCK-BASED COMPENSATION

EQUITY-CLASSIFIED STOCK COMPENSATION

Market Condition Restricted Shares

Under the 2010 Plan, in 2010, the Company granted to certain employees non-vested restricted stock where vesting is based upon the achievement of certain market conditions, which are defined as the Company’s total shareholder return as compared to the total shareholder return of a certain peer group during a five-year performance period.

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

A summary of activity during the years ended December 31, 2014, 2013, and 2012 is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Outstanding at December 31, 2011	9,317	$23.13
Granted	—	—
Vested	—	—
Forfeited/Expired	(1,417)	23.13

Outstanding at December 31, 2012	7,900	23.13
Granted	—	—
Vested	—	—
Forfeited/Expired	(2,833)	23.13

Outstanding at December 31, 2013	5,067	23.13
Granted	—	—
Vested	—	—
Forfeited/Expired	—	—

Outstanding at December 31, 2014	5,067	$23.13

As of December 31, 2014, there was approximately $21,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 0.9 years.

Market Condition Inducement Grant of Restricted Shares

“Inducement” grants of 96,000 and 17,000 shares of restricted Company common stock were awarded to Mr. Albright and Mr. Patten, in 2011 and 2012, respectively. Mr. Albright’s restricted shares were granted outside of the 2010 Plan while Mr. Patten’s restricted shares were awarded under the 2010 Plan. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of Mr. Albright’s restricted stock award. The restricted shares will vest in six increments based upon the price per share of Company common stock during the term of their employment (or within 60 days after termination of employment by the Company without cause), meeting or exceeding the target trailing 60-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of December 31, 2014, four increments of Mr. Albright’s and Mr. Patten’s grants had vested.

An additional “inducement” grant of 2,500 shares of restricted Company stock was awarded to Mr. Smith in 2014 under the 2010 Plan. The restricted stock will vest in two increments based upon the price per share of Company common stock during the term of his employment (or within 60 days after termination of employment by the Company without cause), meeting or exceeding the target trailing 60-day average closing prices of $60 per share and $65 per share for the two increments. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited.

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

A summary of the activity for these awards during the years ended December 31, 2014, 2013, and 2012 is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Outstanding at December 31, 2011	96,000	$18.47
Granted	17,000	18.02
Vested	—	—
Forfeited/Expired	—	—

Outstanding at December 31, 2012	113,000	18.40
Granted	—	—
Vested	(18,500)	23.89
Forfeited/Expired	—	—

Outstanding at December 31, 2013	94,500	17.33
Granted	2,500	38.97
Vested	(56,500)	19.56
Forfeited/Expired	—	—

Outstanding at December 31, 2014	40,500	$15.55

As of December 31, 2014, there was approximately $94,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 0.6 years.

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

A summary of activity for these awards during the year ended December 31, 2014, is presented below:

Three Year Vest Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Outstanding at December 31, 2013	—	$—
Granted	14,500	36.08
Vested	—	—
Forfeited/Expired	(300)	36.08

Outstanding at December 31, 2014	14,200	$36.08

As of December 31, 2014, there was approximately $351,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 2.1 years.

Non-Qualified Stock Option Awards

Pursuant to the Non-Qualified Stock Option Award Agreements between the Company and Mr. Albright, Mr. Patten, and Mr. Smith, Mr. Albright, Mr. Patten, and Mr. Smith were granted options to purchase 50,000, 10,000, and 10,000 shares of Company common stock, in 2011, 2012, and 2014, respectively, under the 2010 Plan with an exercise price per share equal to the fair market value on their respective grant dates. One-third of the options will vest on each of the first, second, and third anniversaries of their respective grant dates, provided they are an employee of the Company on those dates. In addition, any unvested portion of the options will vest upon a change in control. The options expire on the earliest of: (a) the tenth anniversary of the grant date; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

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

A summary of the activity for these awards during the years ended December 31, 2014, 2013, and 2012, is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Fair Value Per Share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	50,000	$28.90
Granted	10,000	29.34
Exercised	—	—
Forfeited/Expired	—	—

Outstanding at December 31, 2012	60,000	28.97
Granted	51,000	34.95
Exercised	(16,500)	28.90
Forfeited/Expired	—	—

Outstanding at December 31, 2013	94,500	32.21
Granted	10,000	50.00
Exercised	(19,735)	31.88
Forfeited/Expired	—	—

Outstanding at December 31, 2014	84,765	$34.39	5.33	$1,815,125

Exercisable at December 31, 2013	19,800	$28.97	7.70	$144,870

Exercisable at December 31, 2014	37,195	$30.13	6.04	$954,717

A summary of the non-vested options for these awards during the years ended December 31, 2014, 2013, and 2012, is presented below:

Non-Qualified Stock Option Awards	Shares	Fair Value of Shares Vested
Non-Vested at December 31, 2011	50,000
Granted	10,000
Vested	(16,666)	$481,647

Non-Vested at December 31, 2012	43,334
Granted	51,000
Vested	(19,634)	$568,875

Non-Vested at December 31, 2013	74,700
Granted	10,000
Vested	(37,130)	$1,176,331

Non-Vested at December 31, 2014	47,570

The weighted-average grant-date fair value of options granted during the year ended December 31, 2014 was $14.25. The total intrinsic value of options exercised during the year ended December 31, 2014 was approximately $387,000. As of December 31, 2014, there was approximately $264,000 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a weighted average period of 1.4 years.

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

A summary of share option activity under the 2001 Plan during the years ended December 31, 2014, 2013, and 2012 is presented below:

Stock Options

Liability-Classified Stock Options	Shares	Wtd. Avg. Fair Value Per Share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	205,800	$53.12
Granted	—	—
Exercised	(5,600)	20.12
Forfeited/Expired	(119,400)	55.13

Outstanding at December 31, 2012	80,800	52.43
Granted	—	—
Exercised	(11,600)	30.39
Forfeited/Expired	(15,400)	63.58

Outstanding at December 31, 2013	53,800	53.99
Granted	—	—
Exercised	(18,500)	37.80
Forfeited/Expired	—	—

Outstanding at December 31, 2014	35,300	$62.47	2.46	$102,022

Exercisable at December 31, 2013	53,800	$53.99	3.80	$46,950

Exercisable at December 31, 2014	35,300	$62.47	2.46	$102,022

In connection with the grant of non-qualified stock options, a stock appreciation right for each share covered by the option was also granted. The stock appreciation right entitles the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value underlying the share at the time of exercise. The total intrinsic value of options exercised during the year ended December 31, 2014 was approximately $232,000.

Stock Appreciation Rights

Liability-Classified Stock Appreciation Rights	Shares	Wtd. Avg. Fair Value Per Share	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	205,800	$0.93
Granted	—	—
Exercised	(5,600)	5.07
Forfeited/Expired	(119,400)	0.73

Outstanding at December 31, 2012	80,800	1.12
Granted	—	—
Exercised	(11,600)	4.29
Forfeited/Expired	(15,400)	0.46

Outstanding at December 31, 2013	53,800	1.61
Granted	—	—
Exercised	(18,500)	11.20
Forfeited/Expired	—	—

Outstanding at December 31, 2014	35,300	$5.56	2.46	$54,935

Exercisable at December 31, 2013	53,800	$1.61	3.80	$25,281

Exercisable at December 31, 2014	35,300	$5.56	2.46	$54,935

The total intrinsic value of stock appreciation rights exercised during the year ended December 31, 2014 was approximately $125,000.

A summary of the non-vested options for these awards during the years ended December 31, 2014, 2013, and 2012, is presented below:

Liability-Classified Stock Options and Stock Appreciation Rights	Shares	Fair Value of Shares Vested
Non-Vested at December 31, 2011	42,160
Vested	(10,120)	$23,962
Forfeited/Expired	(29,400)

Non-Vested at December 31, 2012	2,640
Vested	(2,640)	$20,038
Forfeited/Expired	—

Non-Vested at December 31, 2013	—
Vested	—	$—
Forfeited/Expired	—

Non-Vested at December 31, 2014	—

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

The Company issues new, previously unissued, shares as options are exercised.

Following are assumptions used in determining the fair value of stock options and stock appreciation rights:

Assumptions at December 31,	2014	2013	2012
Expected Volatility	34.07%	23.07%	24.34%
Expected Dividends	0.07%	0.11%	0.13%
Expected Term	2 years	3 years	3 years
Risk-Free Rate	0.78%	1.21%	0.39%

There were no stock options or stock appreciation rights granted under the 2001 plan in 2014, 2013, or 2012.

The liability for stock options and stock appreciation rights, at fair value, reflected on the consolidated balance sheets at December 31, 2014 and 2013, was approximately $560,000 and $248,000, respectively. These fair value measurements are based on Level 2 inputs based on Black-Scholes and market implied volatility. The Black-Scholes determination of fair value is affected by variables including stock price, expected stock price volatility over the term of the awards, annual dividends, and a risk-free interest rate assumption.

Amounts recognized in the financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Year Ended December 31,
	2014	2013	2012
Total Cost of Share-Based Plans Charged Against
Income Before Tax Effect	$1,271,924	$901,447	$1,047,335

Income Tax Expense)
Recognized in Income	$(490,645)	$(347,733)	$(404,010)

The aggregate intrinsic value of options is calculated by taking the current stock price of the Company as of the balance sheet date less the option exercise price, times the respective number of shares outstanding or exercisable, on a weighted average basis. Options with an exercise price greater than the current stock price are excluded from the calculation.

NOTE 18.	INCOME TAXES

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

The provisions for income tax benefit (expense) are summarized as follows:

	2014		2013		2012
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$(2,233,512)	$(1,223,260)	$(1,817,112)	$264,121	$58,443	$(269,712)
State	(302,896)	(71,195)	(354,061)	15,372	335,361	(95,370)

Total	$(2,536,408)	$(1,294,455)	$(2,171,173)	$279,493	$393,804	$(365,082)

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

The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows:

	Deferred Tax
	2014	2013
Deferred Income Tax Assets
Depreciation	$2,541,509	$1,899,202
Deferred Compensation	—	147,588
Deferred Oil Lease Income	545,179	922,254
Deferred Lease Expense	1,147,181	1,288,555
Pension and Other Post Retirement Benefits	55,083	(48,342)
Stock Options	621,489	837,156
Impairment Reserves	1,688,979	1,688,979
Other - Net	80,501	40,259

Gross Deferred Income Tax Assets	6,679,921	6,775,651
Less - Valuation Allowance	(415,453)	(415,453)

Net Deferred Income Tax Assets	6,264,468	6,360,198

Deferred Income Tax Liabilities
Sales of Real Estate	$(39,635,433)	$(37,810,005)
Commercial Mortgage Purchase Discount	—	(504,886)
Basis Difference in Joint Venture	(342,015)	(342,015)
Other - Net	(325,462)	(255,360)

Total Deferred Income Tax Liabilities	(40,302,910)	(38,912,266)

Net Deferred Income Tax Liabilities	$(34,038,442)	$(32,552,068)

In assessing the realizability of deferred income tax assets, Management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2014 and 2013, we believe it is more likely than not that a portion of the Company’s deferred income tax assets will not be realized, and accordingly, a valuation allowance has been provided. As of December 31, 2014 and 2013, the valuation allowance was approximately $415,000.

As of December 31, 2014 and 2013, the valuation allowance relates solely to a basis difference in a joint venture with a wholly owned and fully consolidated subsidiary, and no valuation allowance is provided for charitable contribution carryforwards due to the expectation of full utilization during 2014 and 2013.

Following is a reconciliation of the income tax computed at the federal statutory rate of 35% for 2014, 2013, and 2012:

	Year ended December 31,
	2014	2013	2012
Income Tax (Expense) Benefit Computed at Federal Statutory Rate	$(3,575,138)	$(1,558,626)	$10,158
Increase (Decrease) Resulting from:
State Income Tax, Net of Federal Income Tax Benefit	(349,334)	(149,791)	8,360
Other Reconciling Items	93,609	(183,263)	10,204

Benefit (Expense) for Income Taxes	$(3,830,863)	$(1,891,680)	$28,722

The effective income tax rate for each of the three years ended December 31, 2014, 2013, and 2012, including income taxes attributable to the discontinued operations, was 37.5%, 41.3%, and 36.7%, respectively. There were no changes to unrecognized tax benefits during the years ended December 31, 2014, 2013, or 2012.

The Company files a consolidated income tax return in the United States Federal jurisdiction and the States of Arizona, Colorado, California, Florida, Illinois, Georgia, Maryland, North Carolina, Texas, and Washington. The Internal Revenue Service has audited the federal tax returns through the year 2012, with all proposed adjustments settled. The Company recognizes all potential accrued interest and penalties to unrecognized tax benefits in income tax expense. For the years ended December 31, 2014, 2013, and 2012 the Company recognized no uncertain tax positions or accrued interest and penalties for uncertain tax positions.

Net income taxes paid during the years ended December 31, 2014 and 2013 totaled approximately $3.0 million and $1.6 million, respectively. Net income taxes of approximately $177,500 were refunded during the year ended December 31, 2012.

NOTE 19.	COMMITMENTS AND CONTINGENCIES

MINIMUM FUTURE RENTAL PAYMENTS

The Company leases, as lessee, certain equipment, land, and improvements under operating leases.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2014, are summarized as follows:

Year Ending December 31,	Amounts
2015	$736,606
2016	553,347
2017	328,551
2018	295,529
2019	297,182
2020 and thereafter (cumulative)	817,552

Total	$3,028,767

Rental expense under all operating leases amounted to approximately $408,000, $402,000, and $666,000, for the years ended December 31, 2014, 2013, and 2012, respectively.

MINIMUM FUTURE RENTAL RECEIPTS

Additionally, the Company, as lessor, leases certain land, buildings, and improvements under operating leases.

Minimum future rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2014, are summarized as follows:

Year Ending December 31,	Amounts
2015	$15,166,617
2016	14,913,721
2017	13,080,929
2018	12,952,643
2019	12,368,304
2020 and thereafter (cumulative)	68,697,963

Total	$137,180,177

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

CONSTRUCTION AND OTHER COMMITMENTS

In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac Petroleum, Inc. (“RaceTrac”) in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500, and can be paid over five years from sales of the remaining land or at the end of the fifth year. As of December 31, 2013, the Company deposited $283,500 of cash in escrow related to the improvements which was classified as restricted cash in the consolidated balance sheets as of December 31, 2014 and 2013. Accordingly, as of December 31, 2014, the remaining maximum commitment is $693,000.

During the year ended December 31, 2014, the Company sold approximately 75.6 acres of land, located on the east side of Interstate 95, for the development of a distribution center. In connection with the sale, the Company is obligated to fund approximately $616,000 of certain road improvements, a portion of which will be reimbursed by the City. The amount of the reimbursement is estimated at approximately $243,000. As the costs are incurred, the Company will recognize the deferred revenue as described in Note 14 “Deferred Revenue” on a percentage-of-completion basis. As of December 31, 2014 costs of approximately $521,000 had been incurred and approximately $95,000 remained. The road improvements are expected to be completed in February 2015.

As of December 31, 2014, the Company is committed to fund approximately $994,000 of the total $6.3 million first mortgage commitment for the redevelopment of an existing vacant retail property into a Container Store in Glendale, Arizona, which opened on February 7, 2015. As of December 31, 2014, approximately $5.3 million was funded. The remaining $994,000 may be drawn by the borrower as construction costs are incurred. Construction was substantially complete as of December 31, 2014 and the Company expects to fund the remaining commitment in the first quarter of 2015.

In connection with certain land sale contracts to which the Company is a party, the purchasers’ pursuit of customary development entitlements has given rise to an informal inquiry by federal regulatory agencies regarding prior agricultural activities on a portion of our land. We believe the issues raised by, and the land which is the subject of, this inquiry are similar to or the same as those which were addressed and resolved by the SJRWMD Agreement and the permit which the District subsequently issued to the Company. We have received no formal notification from any of these agencies regarding this matter. As a result, given the early stage of this process, we are unable to reasonably estimate the liability, if any, that the Company may incur arising from this inquiry. Accordingly, no amounts have been accrued as of December 31, 2014 related to this matter.

NOTE 20.	BUSINESS SEGMENT DATA

The Company primarily operates in four business segments: income properties, commercial loan investments, real estate operations, and golf operations. Our income property operations consist primarily of income-producing properties and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 68.6% and 67.1% of our identifiable assets as of December 31, 2014 and 2013, respectively, and 42.1%, 49.6%, and 52.1% of our consolidated revenues for the years ended December 31, 2014, 2013, and 2012, respectively. Our commercial loan investments consisted of one loan collateralized by a hotel property in Atlanta, Georgia as of December 31, 2013. As of December 31, 2014, we had five commercial loan investments including a fixed-rate mezzanine commercial mortgage loan, a fixed-rate first mortgage, a variable-rate B-Note, a variable-rate mezzanine commercial mortgage loan, and a variable-rate first mortgage loan. Our real estate operations primarily consist of revenues generated from land transactions and leasing and royalty income from our interests in subsurface oil, gas and mineral rights. Our golf operations consist of a single property located in the City of Daytona Beach, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation and pro-shop with retail merchandise. The majority of the revenues generated by our golf operations are derived from members and public customers playing golf, club memberships, and food and beverage operations.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for the years ended December 31, 2014, 2013, and 2012 is as follows:

	Year Ended December 31,
	2014	2013	2012
Revenues:
Income Properties	$14,969,647	$12,828,214	$8,463,082
Commercial Loan Investments	2,190,924	1,712,913	—
Real Estate Operations	12,955,820	5,945,510	3,098,840
Golf Operations	5,125,501	5,074,898	4,506,069
Agriculture and Other Income	277,831	276,309	164,979

Total Revenues	$35,519,723	$25,837,844	$16,232,970

Operating Income (Loss):
Income Properties	$13,015,113	$11,494,240	$7,786,986
Commercial Loan Investments	2,190,924	1,712,913	—
Real Estate Operations	8,630,445	2,291,609	2,393,778
Golf Operations	(405,242)	(412,177)	(887,564)
Agriculture and Other	88,527	127,949	(33,855)
General and Corporate Expenses	(10,927,261)	(8,935,157)	(8,395,444)

Total Operating Income (Loss)	$12,592,506	$6,279,377	$863,901

Identifiable Assets:
Income Properties	$189,417,882	$151,682,578	$130,726,326
Commercial Loan Investments	30,274,302	18,887,979	—
Real Estate Operations	28,968,000	29,929,179	34,161,944
Golf Operations	3,639,903	3,269,212	3,230,225
Agriculture and Other	23,622,668	22,414,732	16,578,405

Total Assets	$275,922,755	$226,183,680	$184,696,900

Depreciation and Amortization:
Income Properties	$3,210,028	$2,650,310	$1,742,589
Commercial Loan Investments	—	—	—
Real Estate Operations	—	—	—
Golf Operations	241,134	205,097	173,110
Agriculture and Other	39,323	29,910	94,806

Total Depreciation and Amortization	$3,490,485	$2,885,317	$2,010,505

Capital Expenditures:
Income Properties	$43,766,003	$40,418,981	$25,945,926
Commercial Loan Investments	30,208,075	17,658,204	—
Real Estate Operations	—	—	—
Golf Operations	219,199	223,690	343,969
Agriculture and Other	140,970	146,165	105,729

Total Capital Expenditures	$74,334,247	$58,447,040	$26,395,624

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

NOTE 21.	SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions that have occurred after December 31, 2014, the date of the consolidated balance sheet.

The Company executed an amendment to its Credit Facility on January 12, 2015 to adjust one of the covenants pertaining to permitted investments providing increased flexibility for the Company.

There were no other reportable subsequent events or transactions.

QUARTERLY FINANCIAL DATA

(UNAUDITED)

	March 31,		June 30,		September 30,		December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Revenues
Income Properties	$3,404,359	$2,954,516	$3,552,130	$3,192,714	$3,864,632	$3,298,447	$4,148,526	$3,382,537
Interest Income from Commercial Loan Investments	943,890	—	255,769	—	382,087	644,198	609,178	1,068,715
Real Estate Operations	1,276,513	338,348	1,003,668	302,977	8,645,034	1,369,397	2,030,605	3,934,788
Golf Operations	1,417,379	1,464,685	1,432,398	1,312,826	994,651	981,118	1,281,073	1,316,269
Agriculture and Other Income	57,844	97,677	17,477	30,506	182,731	20,845	19,779	127,281

Total Revenues	7,099,985	4,855,226	6,261,442	4,839,023	14,069,135	6,314,005	8,089,161	9,829,590

Direct Cost of Revenues
Income Properties	(340,019)	(229,509)	(484,492)	(382,072)	(456,869)	(427,341)	(673,154)	(295,052)
Real Estate Operations	(179,216)	(121,478)	(143,710)	(184,263)	(3,435,357)	(174,411)	(567,092)	(3,173,749)
Golf Operations	(1,333,026)	(1,407,629)	(1,512,194)	(1,425,372)	(1,309,789)	(1,321,337)	(1,375,734)	(1,332,737)
Agriculture and Other Income	(61,413)	(31,369)	(49,119)	(55,085)	(34,158)	(33,821)	(44,614)	(28,085)

Total Direct Cost of Revenues	(1,913,674)	(1,789,985)	(2,189,515)	(2,046,792)	(5,236,173)	(1,956,910)	(2,660,594)	(4,829,623)
General and Administrative Expenses	(1,510,434)	(1,753,564)	(1,545,247)	(1,260,674)	(1,506,964)	(1,207,593)	(2,454,591)	(1,211,731)
Impairment Charges	—	—	—	(616,278)	(421,040)	—	—	—
Depreciation and Amortization	(772,008)	(699,134)	(846,381)	(696,624)	(886,618)	(732,427)	(985,478)	(757,132)
Gain on Disposition of Assets	—	—	—	—	—	—	1,500	—

Total Operating Expenses	(4,196,116)	(4,242,683)	(4,581,143)	(4,620,368)	(8,050,795)	(3,896,930)	(6,099,163)	(6,798,486)

Operating Income	2,903,869	612,543	1,680,299	218,655	6,018,340	2,417,075	1,989,998	3,031,104
Interest Income	13,947	166	14,371	225	14,246	—	19,172	14
Interest Expense	(467,651)	(337,532)	(517,778)	(468,596)	(569,154)	(509,898)	(884,978)	(510,538)

Income (Loss) from Continuing Operations Before Income Tax	2,450,165	275,177	1,176,892	(249,716)	5,463,432	1,907,177	1,124,192	2,520,580
Income Tax (Expense) Benefit	(949,758)	(101,089)	(453,984)	100,681	(1,984,741)	(735,713)	(442,380)	(1,155,559)

Income (Loss) from Continuing Operations	1,500,407	174,088	722,908	(149,035)	3,478,691	1,171,464	681,812	1,365,021
Income (Loss) from Discontinued Operations (Net of Tax)	—	162,957	—	400,805	—	70,840	—	487,107

Net Income (Loss)	$1,500,407	$337,045	$722,908	$251,770	$3,478,691	$1,242,304	$681,812	$1,852,128

Per Share Information:
Basic and Diluted
Income (Loss) from Continuing Operations	$0.26	$0.03	$0.13	$(0.03)	$0.60	$0.21	$0.12	$0.24
Income from Discontinued Operations (Net of Tax)	—	0.03	—	0.07	—	0.01	—	0.08

Net Income (Loss)	$0.26	$0.06	$0.13	$0.04	$0.60	$0.22	$0.12	$0.32

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2014

	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition
Description	Encumbrances	Land	Buildings & Improvements	Improvements	Carrying Costs
	$	$	$	$	$
Income Properties:
American Signature Furniture, Daytona Beach, FL	—	2,176,461	2,772,378	—	—
Bank of America, Garden Grove, CA	1,840,985	1,745,447	1,454,531	—	—
Bank of America, La Habra, CA	1,236,866	571,573	1,578,333	—	—
Bank of America, Laguna, CA	1,657,646	1,231,328	1,649,972	—	—
Bank of America, Los Alamitos, CA	922,796	771,976	832,016	—	—
Bank of America, Puerta Real Mission Viejo, CA	734,920	523,539	753,890	—	—
Bank of America, Trabuco Mission Viejo, CA	1,115,623	544,713	1,394,450	—	—
Bank of America, Walnut, CA	1,298,571	1,043,050	1,214,110	—	—
Bank of America, Westminster, CA	1,744,565	1,950,902	1,081,480	—	—
Bank of America, Yorba Linda, CA	1,003,175	1,245,514	498,193	—	—
Barnes & Noble, Daytona Beach, FL	—	1,798,600	3,803,000	—	—
Best Buy, McDonough, GA	—	2,622,682	3,150,000	—	—
Big Lots, Germantown, MD	3,300,000	1,781,918	2,951,231	—	—
Big Lots, Phoenix, AZ	3,400,000	1,715,717	3,050,164	—	—
Buffalo Wild Wings, Phoenix, AZ	987,715	1,716,834	—	—	—
CVS, Clermont, FL	—	1,493,985	1,452,823	—	—
CVS, Melbourne, FL	—	1,567,788	919,186	—	—
CVS, Sanford, FL	—	1,565,176	1,890,671	—	—
CVS, Sanford, FL	—	2,345,694	1,275,625	—	—
CVS, Sebastian, FL	—	2,205,709	1,288,995	—	—
CVS, Sebring, FL	—	1,312,472	1,722,559	—	—
CVS, Tallahassee, FL	2,112,360	590,800	1,595,000	1,485,878	—
CVS, Vero Beach, FL	—	3,113,661	1,312,235	—	—
Dick’s Sporting Goods, McDonough, GA	—	3,934,022	4,725,000	—	—
Harris Teeter Supermarket, Charlotte, NC	6,600,000	5,601,837	3,409,338	—	—
Hilton Resorts Corporation (Office), Orlando, FL	5,252,926	2,810,942	6,590,681	—	—
Hilton Resorts Corporation (Office), Orlando, FL	2,047,074	1,210,138	2,453,690	—	—
JPMorgan Chase Bank, Chicago, IL	2,029,983	3,528,492	—	—	—
Lowe’s Corporation, Katy, TX	8,500,000	4,887,732	9,060,786	—	—
Lowe’s Corporation, Lexington, NC	—	5,048,640	4,548,880	—	—
PNC Bank, Altamonte Springs, FL	—	3,435,502	410,961	—	—
Rite Aid, Renton, WA	4,700,000	2,036,235	4,148,415	—	—
The Grove at Winter Park, Winter Park, FL	—	1,240,000	1,860,000	—	—
Walgreens, Alpharetta, GA	—	3,265,623	1,406,160	—	—
Walgreens, Boulder, CO	3,963,967	3,474,934	3,415,186	—	—
Walgreens, Clermont, FL	3,500,000	3,021,665	1,269,449	—	—
Walgreens, Palm Bay, FL	2,450,828	1,102,640	3,157,360	—	—
Whole Foods Market Centre, Sarasota, FL	—	6,335,437	11,900,350	—	—
Mason Commerce Center-Bldg. 1, Daytona Beach, FL	—	66,304	1,277,027	602,829	—
Mason Commerce Center-Bldg. 2, Daytona Beach, FL	—	66,304	1,277,027	898,598	—
Williamson Business Park-Bldg. 1, Daytona Beach, FL	—	110,509	1,008,784	194,456	—
Williamson Business Park-Bldg. 2, Daytona Beach, FL	—	110,509	999,320	150	—
Concierge Office Building, Daytona Beach, FL	—	293,872	2,862,171	157,497	—
Land, Timber, and Subsurface Interests	—	4,139,321	—	10,506,399	670,846

	60,400,000	91,356,197	103,421,427	13,845,807	670,846

Gross Amount at Which

Carried at Close of Period

December 31, 2014

	Land	Buildings	Total	Depreciation	Construction	Acquired	Life
	$	$	$	$
Income Properties:
American Signature Furniture, Daytona Beach, FL	2,176,461	2,772,378	4,948,839	28,879	N/A	07/17/14	40 Yrs.
Bank of America, Garden Grove, CA	1,745,447	1,454,531	3,199,978	75,757	N/A	12/13/12	40 Yrs.
Bank of America, La Habra, CA	571,573	1,578,333	2,149,906	78,808	N/A	12/13/12	40 Yrs.
Bank of America, Laguna Beach, CA	1,231,328	1,649,972	2,881,300	85,936	N/A	12/13/12	40 Yrs.
Bank of America, Los Alamitos, CA	771,976	832,016	1,603,992	41,601	N/A	12/13/12	40 Yrs.
Bank of America, Mission Viejo, CA (Puerta Real)	523,539	753,890	1,277,429	39,265	N/A	12/13/12	40 Yrs.
Bank of America, Mission Viejo, CA (Trabuco)	544,713	1,394,450	1,939,163	72,628	N/A	01/03/13	40 Yrs.
Bank of America, Walnut, CA	1,043,050	1,214,110	2,257,160	60,706	N/A	01/03/13	40 Yrs.
Bank of America, Westminster, CA	1,950,902	1,081,480	3,032,382	56,327	N/A	01/03/13	40 Yrs.
Bank of America, Yorba Linda, CA	1,245,514	498,193	1,743,707	25,014	N/A	01/03/13	40 Yrs.
Barnes & Noble, Daytona Beach, FL	1,798,600	3,803,000	5,601,600	1,331,050	N/A	12/15/05	40 Yrs.
Best Buy, McDonough, GA	2,622,682	3,150,000	5,772,682	675,938	N/A	06/15/06	40 Yrs.
Big Lots, Germantown, MD	1,781,918	2,951,231	4,733,149	98,374	N/A	09/13/13	40 Yrs.
Big Lots, Phoenix, AZ	1,715,717	3,050,164	4,765,881	146,154	N/A	01/23/13	40 Yrs.
Buffalo Wild Wings, Phoenix, AZ	1,716,834	—	1,716,834	—	N/A	09/30/12	N/A
CVS, Clermont, FL	1,493,985	1,452,823	2,946,808	440,620	N/A	11/22/02	40 Yrs.
CVS, Melbourne, FL	1,567,788	919,186	2,486,974	271,926	N/A	03/05/03	40 Yrs.
CVS, Sanford, FL	1,565,176	1,890,671	3,455,847	622,346	N/A	11/15/01	40 Yrs.
CVS, Sanford, FL	2,345,694	1,275,625	3,621,319	352,025	N/A	09/17/03	40 Yrs.
CVS, Sebastian, FL	2,205,709	1,288,995	3,494,704	344,596	N/A	04/23/04	40 Yrs.
CVS, Sebring, FL	1,312,472	1,722,559	3,035,031	513,179	N/A	02/04/03	40 Yrs.
CVS, Tallahassee, FL	2,076,678	1,595,000	3,671,678	621,155	N/A	12/13/00	40 Yrs.
CVS, Vero Beach, FL	3,113,661	1,312,235	4,425,896	314,390	N/A	06/02/05	40 Yrs.
Dick’s Sporting Goods, McDonough, GA	3,934,022	4,725,000	8,659,022	1,013,906	N/A	06/15/06	40 Yrs.
Harris Teeter Supermarket, Charlotte, NC	5,601,837	3,409,338	9,011,175	575,326	N/A	04/17/08	40 Yrs.
Hilton Resorts Corporation (Office), Orlando, FL	2,810,942	6,590,681	9,401,623	311,822	N/A	01/30/13	40 Yrs.
Hilton Resorts Corporation (Office), Orlando, FL	1,210,138	2,453,690	3,663,828	121,517	N/A	01/30/13	40 Yrs.
JPMorgan Chase Bank, Chicago, IL	3,528,492	—	3,528,492	—	N/A	11/30/12	N/A
Lowe’s Corporation, Katy, TX	4,887,732	9,060,786	13,948,518	151,013	N/A	04/22/14	40 Yrs.
Lowe’s Corporation, Lexington, NC	5,048,640	4,548,880	9,597,520	1,127,743	N/A	01/20/05	40 Yrs.
PNC Bank, Altamonte Springs, FL	3,435,502	410,961	3,846,463	99,316	N/A	05/25/05	40 Yrs.
Rite Aid, Renton, WA	2,036,235	4,148,415	6,184,650	146,923	N/A	07/25/13	40 Yrs.
The Grove at Winter Park, Winter Park, FL	1,240,000	1,860,000	3,100,000	—	N/A	12/30/14	40 Yrs.
Walgreens, Alpharetta, GA	3,265,623	1,406,160	4,671,783	377,905	N/A	03/31/04	40 Yrs.
Walgreens, Boulder, CO	3,474,934	3,415,186	6,890,120	234,794	N/A	04/11/12	40 Yrs.
Walgreens, Clermont, FL	3,021,665	1,269,449	4,291,114	335,875	N/A	05/27/04	40 Yrs.
Walgreens, Palm Bay, FL	1,102,640	3,157,360	4,260,000	1,072,187	N/A	02/12/03	40 Yrs.
Whole Foods Market Centre, Sarasota, FL	6,335,437	11,900,350	18,233,787	74,377	N/A	10/07/14	40 Yrs.
Mason Commerce Center-Bldg. 1, Daytona Beach, FL	669,133	1,277,027	1,946,160	544,571	09/01/08	N/A	40 Yrs.
Mason Commerce Center-Bldg. 2, Daytona Beach, FL	964,902	1,277,027	2,241,929	521,228	09/01/08	N/A	40 Yrs.
Williamson Business Park-Bldg. 1, Daytona Beach, FL	304,965	1,008,784	1,313,749	25,445	05/01/14	N/A	40 Yrs.
Williamson Business Park-Bldg. 2, Daytona Beach, FL	110,659	999,320	1,109,979	16,655	05/01/14	N/A	40 Yrs.
Concierge Office Building, Daytona Beach, FL	451,369	2,862,171	3,313,541	574,767	07/01/09	N/A	40 Yrs.
Land, Timber, and Subsurface Interests	15,316,566	—	15,316,566	451,052	Various	N/A

	105,872,850	103,421,427	209,294,277	14,073,096

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2014

	2014	2013	2012
	$	$	$
Cost:
Balance at Beginning of Year	170,194,285	151,226,811	134,561,058
Additions and Improvements	42,908,366	36,607,950	24,552,841
Adjust to Fair Value	—	—	—
Cost of Real Estate Sold	(3,808,374)	(17,640,476)	(7,887,088)

Balance at End of Year	209,294,277	170,194,285	151,226,811

	$	$	$
Accumulated Depreciation:
Balance at Beginning of Year	11,986,949	11,135,501	10,089,354
Depreciation and Amortization	2,441,593	2,066,386	1,539,990
Depreciation on Real Estate Sold	(355,446)	(1,214,938)	(493,843)

Balance at End of Year	14,073,096	11,986,949	11,135,501

(1) Reconciliation to Consolidated Balance Sheet at December 31, 2014
Land, Timber, and Subsurface Interests			15,316,566
Income Properties, Land, Buildings, and Improvements			193,977,711

			209,294,277
(2) Cost Basis of Assets Classified as Held for Sale on Balance Sheet			—

Total Per Schedule			209,294,277

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

FOR THE YEAR ENDED DECEMBER 31, 2014

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amounts of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
	%			$	$	$	$
Mezzanine Mortgage Loans:
Hotel – Atlanta, GA	12.00%	February 2019	Principal payable in full at maturity	—	5,000,000	5,000,000	—
Hotel – Dallas, TX	30-day LIBOR plus 7.25%	September 2019	Principal payable in full at maturity	—	10,000,000	10,000,000	—
Junior Mortgage Loan:
Retail Shopping Center – Sarasota, FL	30-day LIBOR plus 7.25%	June 2018	Principal payable in full at maturity	—	8,960,467	8,960,467	—
Construction Loan:
Container Store – Glendale, AZ	6.00%	May 2016	Principal payable in full at maturity	—	5,306,031	5,247,607	—
First Mortgage Loan:
Real Estate – Ormond Beach, FL	30-day LIBOR plus 7.25%	November 2016	Principal payable in full at maturity	—	1,000,000	1,000,000	—

Totals				—	30,266,498	30,208,074	—

	2014	2013	2012
	$	$	$
Balance at Beginning of Year	18,845,053	—	—
Additions During the Year:
New Mortgage Loans	30,266,498	17,506,500	—
Loan Fees Paid	6,858	90,516	—
Accretion of Discount(1)	649,658	1,403,842	—
Accretion of Origination Fees(2)	30,326	—	—
Deductions During the Year:
Collection of Principal	(19,465,000)	(95,000)	—
Collection of Origination Fees	(88,750)	—	—
Amortization of Fees	(36,569)	(60,805)	—

Balance at End of Year	30,208,074	18,845,053	—

(1)	Non-cash accretion of discount
(2)	Non-cash accretion of loan origination fees