Form 10-Q
period 2015-03-31
CONSOLIDATED TOMOKA LAND CO
filed 2015-05-06
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Class of Common Stock Outstanding

April 22, 2015

$1.00 par value 5,905,996

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2015	December 31, 2014
ASSETS
Property, Plant, and Equipment:
Income Properties, Land, Buildings, and Improvements	$184,562,408	$191,634,698
Golf Buildings, Improvements, and Equipment	3,339,194	3,323,177
Other Furnishings and Equipment	1,016,497	1,008,150
Construction in Progress	10,532	—

Total Property, Plant, and Equipment	188,928,631	195,966,025
Less, Accumulated Depreciation and Amortization	(15,196,389)	(15,177,102)

Property, Plant, and Equipment - Net	173,732,242	180,788,923
Land, Timber, and Development Costs	38,290,326	38,071,264
Intangible Assets - Net	9,618,115	10,352,123
Assets Held for Sale	6,166,700	—
Impact Fee and Mitigation Credits	4,842,758	5,195,764
Commercial Loan Investments	30,383,234	30,208,074
Cash and Cash Equivalents	25,078,783	1,881,195
Restricted Cash	5,383,695	4,440,098
Investment Securities	5,410,628	821,436
Refundable Income Taxes	665,474	267,280
Other Assets	5,516,162	4,566,291

Total Assets	$305,088,117	$276,592,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,219,261	$859,225
Accrued and Other Liabilities	5,330,198	6,071,202
Deferred Revenue	1,926,016	2,718,543
Accrued Stock-Based Compensation	317,849	560,326
Deferred Income Taxes - Net	35,510,568	34,038,442
Long-Term Debt	129,332,812	103,940,011

Total Liabilities	173,636,704	148,187,749

Shareholders’ Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 5,946,341 shares issued and 5,905,871 shares outstanding at March 31, 2015; 5,922,130 shares issued and 5,881,660 shares outstanding at December 31, 2014	5,870,008	5,862,063
Treasury Stock – 40,470 shares at March 31, 2015 and December 31, 2014	(1,381,566)	(1,381,566)
Additional Paid-In Capital	13,827,191	11,289,846
Retained Earnings	112,914,471	112,561,115
Accumulated Other Comprehensive Income	221,309	73,241

Total Shareholders’ Equity	131,451,413	128,404,699

Total Liabilities and Shareholders’ Equity	$305,088,117	$276,592,448

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues
Income Properties	$4,260,675	$3,404,359
Interest Income from Commercial Loan Investments	631,484	943,890
Real Estate Operations	859,801	1,349,247
Golf Operations	1,537,426	1,417,379
Agriculture and Other Income	18,939	57,844

Total Revenues	7,308,325	7,172,719

Direct Cost of Revenues
Income Properties	(640,846)	(340,019)
Real Estate Operations	(598,723)	(251,950)
Golf Operations	(1,389,612)	(1,333,026)
Agriculture and Other Income	(55,151)	(61,413)

Total Direct Cost of Revenues	(2,684,332)	(1,986,408)
General and Administrative Expenses	(1,469,766)	(1,510,434)
Impairment Charges	(510,041)	—
Depreciation and Amortization	(1,155,739)	(772,008)
Gain on Disposition of Assets	5,440	—

Total Operating Expenses	(5,814,438)	(4,268,850)

Operating Income	1,493,887	2,903,869
Investment Income	150,459	13,947
Interest Expense	(1,066,502)	(467,651)

Income Before Income Tax Expense	577,844	2,450,165
Income Tax Expense	(224,488)	(949,758)

Net Income	$353,356	$1,500,407

Per Share Information:
Basic and Diluted
Net Income	$0.06	$0.26

Dividends Declared and Paid	$—	$—

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net Income	$353,356	$1,500,407

Other Comprehensive Income
Realized Gain on Investment Securities Sold (Net of Tax of $(49,240) and $-0- for the three months ended March 31, 2015 and 2014, respectively)	(81,551)	—
Unrealized Gain on Investment Securities (Net of Tax of $144,200 and $27,245 for the three months ended March 31, 2015 and 2014, respectively)	229,619	43,383

Total Other Comprehensive Income, Net of Tax	148,068	43,383

Total Comprehensive Income	$501,424	$1,543,790

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2014	$5,862,063	$(1,381,566)	$11,289,846	$112,561,115	$73,241	$128,404,699
Net Income	—	—	—	353,356	—	353,356
Equity Component of Convertible Debt	—	—	2,130,002	—	—	2,130,002
Exercise of Stock Options	4,150	—	191,956	—	—	196,106
Vested Restricted Stock	3,556	—	(33,119)	—	—	(29,563)
Stock Issuance	239	—	12,242	—	—	12,481
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	236,264	—	—	236,264
Other Comprehensive Income, Net of Tax	—	—	—	—	148,068	148,068

Balance March 31, 2015	$5,870,008	$(1,381,566)	$13,827,191	$112,914,471	$221,309	$131,451,413

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2015	2014
Cash Flow from Operating Activities:
Net Income	$353,356	$1,500,407
Adjustments to Reconcile Net Income to Net Cash Used In Operating Activities:
Depreciation and Amortization	1,155,739	772,008
Loan Cost Amortization	72,537	54,775
Amortization of Discount on Convertible Debt	25,458	—
Amortization of Discount on Debt Securities within Investment Securities	(1,691)	—
Gain (Loss) on Disposition Property, Plant, and Equipment and Intangible Assets	(5,440)	—
Impairment Charges	510,041	—
Discount Accretion on Commercial Loan Investments	—	(649,658)
Accretion of Commercial Loan Investments Origination Fees	(13,364)	—
Amortization of Fees on Acquisition of Commercial Loan Investments	—	29,711
Realized Gain on Investment Securities	(130,791)	—
Deferred Income Taxes	39,522	(150,335)
Non-Cash Stock-Based Compensation	75,352	291,092
Decrease (Increase) in Assets:
Refundable Income Taxes	(398,194)	—
Land and Development Costs	(219,062)	(316,656)
Impact Fees and Mitigation Credits	353,006	72,735
Net Pension Asset	—	(28,379)
Other Assets	(1,022,408)	(536,098)
Increase (Decrease) in Liabilities:
Accounts Payable	360,036	184,636
Accrued and Other Liabilities	(702,480)	(403,891)
Deferred Revenue	(792,527)	(1,005,563)
Income Taxes Payable	—	60,092

Net Cash Used In Operating Activities	(340,910)	(125,124)

Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment	(81,375)	(839,876)
Acquisition of Commercial Loan Investment	(161,796)	(5,000,000)
Increase in Restricted Cash	(943,597)	(445,948)
Proceeds from Sales of Investment Securities	834,964	—
Acquisition of Investment Securities	(5,048,646)	—
Proceeds from Disposition of Property, Plant, and Equipment, Net	6,500	—
Principal Payments Received on Commercial Loan Investment	—	19,465,000

Net Cash Provided by (Used In) Investing Activities	(5,393,950)	13,179,176

Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	76,375,000	2,000,000
Payments on Long-Term Debt	(47,540,011)	(18,000,000)
Cash Proceeds from Exercise of Stock Options	127,022	—
Cash Used to Purchase Common Stock	—	(927,912)
Cash from Excess Tax Benefit (Expense) from Vesting of Restricted Stock	(29,563)	—

Net Cash Provided By (Used In) Financing Activities	28,932,448	(16,927,912)

Net Increase (Decrease) in Cash	23,197,588	(3,873,860)
Cash, Beginning of Year	1,881,195	4,932,512

Cash, End of Period	$25,078,783	$1,058,652

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Income taxes totaling approximately $577,000 and $1.0 million were paid during the three months ended March 31, 2015 and 2014, respectively.

Interest totaling approximately $815,000 and $378,000 was paid during the three months ended March 31, 2015 and 2014, respectively. Interest of approximately $6,700 was capitalized during the three months ended March 31, 2014, with no interest capitalized during the three months ended March 31, 2015.

During the three months ended March 31, 2015, in connection with the issuance of the Company’s $75.0 million convertible senior notes due 2020, approximately $2.1 million of the issuance was allocated to the equity component for the conversion option. This non-cash allocation was reflected on the balance sheet as a decrease in long-term debt of approximately $3.4 and an increase in deferred income taxes of approximately $1.3 million.

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS

Description of Business

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own and manage forty-three commercial real estate properties in ten states in the U.S. As of March 31, 2015, we owned thirty-six single-tenant and seven multi-tenant income-producing properties with over 1,100,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,500 acres. As of March 31, 2015, we had five commercial loan investments including one fixed-rate and one variable–rate mezzanine commercial mortgage loan, a variable-rate B-Note, and two variable-rate first mortgage loans. Our golf operations consist of the LPGA International golf club, which is managed by a third party. We also lease property for twenty-one billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of operations for the interim periods.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015.

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

Restricted Cash

Restricted cash totaled approximately $5.4 million at March 31, 2015 of which approximately $3.2 million of cash is being held in escrow from the sale of the income property in Apopka, Florida to be reinvested through the like-kind exchange structure into another income property. On April 1, 2015, the Company completed the like-kind exchange related to the sale of the income property in Apopka, Florida and the approximately $3.2 million in cash became unrestricted. As of March 31, 2015, approximately $968,000 was being held as cash collateral in connection with a $940,000 letter of credit outstanding under the Credit Facility. The letter of credit was terminated on April 9, 2015 and as a result, the cash collateral became unrestricted cash. Additionally, approximately $571,000 is being held in a reserve related to certain required tenant improvements for the Lowes in Katy, Texas, approximately $266,000 is being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013, approximately $285,000 is being held in escrow related to a land transaction which closed in December 2013, and a combined approximately $138,000 is being held in reserves for future interest and property tax payments in connection with two of our commercial loan investments.

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS (continued)

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease

In accordance with the Financial Accounting Standards Board (“FASB”) guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets, consisting of the value of in-place leases, above and below market in-place leases, and leasing costs, based in each case on their relative fair values. The Company has determined that income property purchases with a pre-existing lease at the time of acquisition qualify as a business combination, in which case acquisition costs are expensed in the period the transaction closes. For income property purchases in which a new lease is originated at the time of acquisition, the Company has determined that these asset purchases are outside the scope of the business combination standards and accordingly, the acquisition costs are capitalized with the purchase.

Investment Securities

In accordance with ASC Topic 320, Investments – Debt and Equity Securities, the Company’s debt and equity securities investments have been determined to be equity securities classified as available-for-sale. Available-for-sale securities are carried at fair value in the consolidated balance sheets, with the unrealized gains and losses, net of tax, reported in other comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under a method that approximates the effective interest method. Such amortization is included in investment income.

Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in investment income in the consolidated statements of operations. With respect to debt securities, when the fair value of a debt security classified as available-for-sale is less than its amortized cost, management assesses whether or not: (i) it has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions are met, the Company must recognize an other-than-temporary impairment through earnings for the differences between the debt security’s amortized cost basis and its fair value, and such amount is included in investment income in the consolidated statements of operations. There were no other-than-temporary impairments during the three months ended March 31, 2015 or 2014.

The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income in the consolidated statements of operations.

The fair value of the Company’s available-for-sale equity securities are measured quarterly, on a recurring basis, using Level 1 inputs, or quoted prices for identical, actively traded assets. The fair value of the Company’s available-for-sale debt securities are measured quarterly, on a recurring basis, using Level 2 inputs.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, investment securities, accounts receivable, and accounts payable at March 31, 2015 and December 31, 2014, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s investments in commercial loans approximate fair value at March 31, 2015 and December 31, 2014, since the floating and fixed rates of the loans reasonably approximates current market rates for notes with similar risks and maturities. The carrying amount of the Company’s long-term debt approximates fair value at March 31, 2015 and December 31, 2014, since the floating rate of our credit facility and the fixed rates of our secured financings reasonably approximate current market rates for notes with similar risks and maturities.

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

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS (continued)

Impact Fees and Mitigation Credits

Impact fees and mitigation credits are stated at the lower of cost or market. As these assets are sold, the related revenues and cost basis are reported as revenues from and direct costs of real estate operations, respectively, in the consolidated statements of operations.

Classification of Loans

Loans held for investment are stated at the principal amount outstanding and include the unamortized deferred loan fees in accordance with GAAP.

Commercial Loan Investment Impairment

The Company’s commercial loans are held for investment. For each loan, the Company evaluates the performance of the collateral property and the financial and operating capabilities of the borrower/guarantor, in part, to assess whether any deterioration in the credit has occurred and for possible impairment of the loan. Impairment would reflect the Company’s determination that it is probable that all amounts due according to the contractual terms of the loan would not be collected. Impairment is measured based on the present value of the expected future cash flows from the loan discounted at the effective rate of the loan or the fair value of the collateral. Upon measurement of impairment, the Company would record an allowance to reduce the carrying value of the loan with a corresponding recognition of loss in the results of operations. Significant exercise of judgment is required in determining impairment, including assumptions regarding the estimate of expected future cash flows, collectability of the loan, the value of the underlying collateral and other provisions including guarantees. The Company has determined that, as of March 31, 2015, no allowance for impairment was required.

Recognition of Interest Income from Commercial Loan Investments

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

Reclassifications

Certain items in the prior period’s consolidated balance sheet and statement of operations have been reclassified to conform to the presentation as of and for the three months ended March 31, 2015. Specifically, land, timber, and subsurface interests were previously stated as a separate line item within property, plant, and equipment and accumulated depreciation on the consolidated balance sheets and are now included with land, timber, and development costs as all of the costs are related to the Company’s land portfolio of over 10,500 acres. The amount reclassified to land, timber, and development costs was approximately $14.9 million as of December 31, 2014. Also, third-party purchase price allocations performed during the three months ended March 31, 2015 related to three 2014 income property acquisitions resulted in a revised allocation between income properties, land, buildings, and improvements, intangible assets, and accrued and other liabilities. As of December 31, 2014, the reclassifications made relating to the purchase price allocations were to increase intangible assets by approximately $3.0 million, decrease income properties, land, buildings, and improvements by approximately $2.3 million, and increase accrued and other liabilities by approximately $670,000. In addition, revenue and cost of sales related to impact fees sold were previously reported net in the consolidated statements of income. Current presentation reports the revenues and cost basis of impact fees sold as revenues from and direct costs of real estate operations, respectively, in the consolidated statements of operations. The increase in revenues and the direct costs of revenues was approximately $73,000 for the three months ended March 31, 2014. These reclassifications had an immaterial effect on total assets and no effect on income from continuing operations as of and for the three months ended March 31, 2014.

NOTE 2. INCOME PROPERTIES

No income properties were acquired during the three months ended March 31, 2015 or 2014.

During the three months ended March 31, 2015, independent third-party purchase price allocation valuations were completed on three of the four income properties acquired during the year ended December 31, 2014 for a total purchase price of approximately $39.1 million. As a result of the valuations, the allocation of the total purchase price to intangible assets was increased by approximately $3.0 million while the allocation to income properties, land, buildings, and improvements decreased by approximately $2.3 million. In addition, the allocation to intangible lease liabilities was approximately $670,000 causing an increase in accrued and other liabilities of that amount.

NOTE 3. COMMERCIAL LOAN INVESTMENTS

No commercial loan investments were acquired during the three months ended March 31, 2015.

On August 7, 2013, the Company acquired a $19.6 million first mortgage loan secured by an upper upscale hotel in Atlanta, Georgia, for approximately $17.5 million, a discount of approximately $2.05 million. The discount was being accreted into income ratably through the contractual maturity date in March 2014, which was included in Interest Income from Commercial Loan Investments in the consolidated financial statements. On January 6, 2014, the remaining commercial mortgage loan principal of $19.5 million was paid in full. The total revenue recognized during the three months ended March 31, 2014, was approximately $844,000 including the remaining accretion of the purchase discount of approximately $650,000, interest income of approximately $36,000, and an exit fee of approximately $195,000, offset by the remaining amortization of fees of approximately $37,000. No revenue was recognized during the three months ended March 31, 2015.

On January 31, 2014, the Company acquired a mezzanine loan secured by the borrower’s equity interest in an upper upscale hotel in Atlanta, Georgia, that was previously subject to the Company’s first commercial loan investment. The Company purchased the $5.0 million performing loan at par. The loan matures in February 2019, bears a fixed interest rate of 12.00% per annum, and requires payments of interest only prior to maturity. Interest revenue recognized was approximately $150,000 and $100,000 during the three months ended March 31, 2015 and 2014, respectively.

On May 16, 2014, the Company funded approximately $3.1 million of a $6.3 million first mortgage commitment for the redevelopment of an existing vacant retail property into a Container Store located in Glendale, Arizona, which opened on February 7, 2015. Through March 31, 2015, approximately $5.5 million in draws were funded by the Company, leaving a remaining commitment of approximately $832,000, which may be drawn by the borrower as construction costs are incurred. The Company expects to fund the remaining commitment in the second quarter of 2015. The loan matures in November 2015, includes one nine-month extension option, bears a fixed interest rate of 6.00% per annum prior to the commencement of rent on the Container Store lease, and requires payments of interest only prior to maturity. Effective on February 7, 2015, in conjunction with the commencement of rent on the Container Store, the interest rate increased to the 30-day London Interbank Offer Rate (“LIBOR”) plus 800 basis points. At closing, a loan origination fee of approximately $79,000 was received by the Company and is being accreted ratably into income through the contractual maturity date in November 2015. Total interest revenue recognized was approximately $111,000 for the three months ended March 31, 2015 with no interest recognized during the three months ended March 31, 2014.

On May 20, 2014, the Company acquired an approximate $9.0 million B-Note secured by a retail shopping center located in Sarasota, Florida. The loan matures in June 2015, includes three one-year extension options, bears a floating interest rate of 30-day LIBOR plus 725 basis points, and requires payments of interest only prior to maturity. The loan is subordinate to an approximately $48.0 million A-Note collateralized by the same property, for a total debt balance of $57.0 million. Total interest revenue recognized was approximately $166,000 for the three months ended March 31, 2015 with no interest recognized during the three months ended March 31, 2014.

On September 30, 2014, the Company acquired a mezzanine loan secured by the borrower’s equity interest in an upper upscale hotel in Dallas, Texas. The Company purchased the $10.0 million performing loan at par. The loan matures in September 2016, bears a floating interest rate of 30-day LIBOR plus 725 basis points, and requires payments of interest only prior to maturity. The loan is subordinate to a $64.0 million first mortgage on the hotel in Dallas, Texas. Total interest revenue recognized was approximately $185,000 for the three months ended March 31, 2015 with no interest recognized during the three months ended March 31, 2014.

On November 14, 2014, the Company acquired a $1.0 million first mortgage loan secured by real estate in Ormond Beach, Florida. The loan matures in November 2015, includes a one-year extension option, bears a floating interest rate of 30-day LIBOR plus 725 basis points, and requires payments of interest only prior to maturity. At closing, a loan origination fee of approximately $10,000 was received by the Company and recognized as income. Total interest revenue recognized was approximately $19,000 for the three months ended March 31, 2015 with no interest recognized during the three months ended March 31, 2014.

NOTE 3. COMMERCIAL LOAN INVESTMENTS (continued)

The Company’s commercial loan investment portfolio was comprised of the following at March 31, 2015:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate

Mezz – Hotel – Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%
Construction – Container Store, Glendale, AZ	May 2014	November 2015	6,300,000	5,467,827	5,422,767	30-day LIBOR plus 8.00%
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2015	8,960,467	8,960,467	8,960,467	30-day LIBOR plus 7.25%
Mezz – Hotel, Dallas, TX	September 2014	September 2016	10,000,000	10,000,000	10,000,000	30-day LIBOR plus 7.25%
Development – Real Estate, Ormond Beach, FL	November 2014	November 2015	1,000,000	1,000,000	1,000,000	30-day LIBOR plus 7.25%

Total			$31,260,467	$30,428,294	$30,383,234

The carrying value of the commercial loan investment as of March 31, 2015 consisted of the following:

Total

Current Face Amount	$30,428,294
Unaccreted Origination Fees	(45,060)

Total Commercial Loan Investments	$30,383,234

The Company’s commercial loan investment portfolio was comprised of the following at December 31, 2014:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate

Mezz – Hotel, Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%

Construction – Container Store, Glendale, AZ	May 2014	November 2015	6,300,000	5,306,031	5,247,607	6.00%

B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2015	8,960,467	8,960,467	8,960,467	30-day LIBOR plus 7.25%
Mezz – Hotel, Dallas, TX	September 2014	September 2016	10,000,000	10,000,000	10,000,000	30-day LIBOR plus 7.25%

Development – Real Estate, Ormond Beach, FL	November 2014	November 2015	1,000,000	1,000,000	1,000,000	30-day LIBOR plus 7.25%

Total			$31,260,467	$30,266,498	$30,208,074

The carrying value of the commercial loan investment as of December 31, 2014 consisted of the following:

Total

Current Face Amount	$30,266,498
Unaccreted Origination Fees	(58,424)

Total Commercial Loan Investments	$30,208,074

NOTE 4. LAND AND SUBSURFACE INTERESTS

During the three months ended March 31, 2015, there were no land transactions.

During the three months ended March 31, 2014, the Company sold approximately 3.1 acres to Halifax Humane Society, Inc. for $391,500, or approximately $128,000 per acre, for a gain of approximately $347,000. This parcel is located on LPGA Boulevard, just west of I-95 in Daytona Beach, Florida and is adjacent to an existing property owned by Halifax Humane Society, Inc.

NOTE 4. LAND AND SUBSURFACE INTERESTS (continued)

During 2011, an eight-year oil exploration lease covering approximately 136,000 net mineral acres primarily located in Lee County and Hendry County, Florida was executed and an approximate $914,000 first year rental payment was received. An additional approximate $922,000, representing the guaranteed payment for the second year’s delay rent, was received in September 2012. The two payments totaling approximately $1.8 million have been recognized ratably into income through September 2013. On September 22, 2013, the Company entered into an amendment of the exploration lease (the “Oil Lease Amendment”). Under the Oil Lease Amendment, the net mineral acres under exploration lease was reduced from approximately 136,000 net mineral acres to approximately 82,000 net mineral acres in Hendry County, Florida. The approximately 54,000 net mineral acres removed from the exploration lease were located in Lee County, Florida. In connection with the Oil Lease Amendment, the Company received an approximate $3.3 million rent payment for the third year of the Company’s eight-year oil exploration lease. The payment was recognized ratably over the 12 month lease period ending in September 2014. Also during September 2013, the Company received, and recognized as revenue, a non-refundable penalty payment of $1.0 million relating to the drilling requirements in the lease. During September 2014, the Company received an approximate $1.9 million rent payment for the adjusted acreage of 42,000 acres for the fourth year of the Company’s eight-year exploration lease, which is being recognized ratably over the 12 month lease period ending in September 2015. Also during September 2014, the Company received, and recognized as revenue, a non-refundable penalty payment of $600,000 relating to drilling requirements in the lease. The terms of the lease state the Company will receive royalty payments if production occurs and may receive additional annual rental payments if the lease is continued in years five through eight.

Lease income generated by the Oil Lease Amendment is being recognized on a straight-line basis over the guaranteed lease term. For the three months ended March 31, 2015 and 2014, lease income of approximately $460,000 and $812,000 was recognized, respectively. There can be no assurance that the Oil Lease Amendment will be extended beyond the expiration of the current term of September 2015 or, if renewed, on similar terms or conditions.

NOTE 5. INVESTMENT SECURITIES

The Company purchased approximately $730,000 of preferred stock during December 2013, a small portion of which was sold during the fourth quarter of 2014 with the remainder being sold during the first quarter of 2015. During the three months ended March 31, 2015 the Company purchased approximately $5.1 million of common stock and debt securities.

Available-for-Sale securities consisted of the following as of March 31, 2015:

	As of March 31, 2015
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value (Level 1 and 2 Inputs)
Debt Securities	$1,926,697	$3,303	$—	$1,930,000

Total Debt Securities	1,926,697	3,303	—	1,930,000

Common Stock	3,123,640	356,988	—	3,480,628

Total Equity Securities	3,123,640	356,988	—	3,480,628

Total Available-for-Sale Securities	$5,050,337	$360,291	$—	$5,410,628

The gross realized gains on sales of available-for-sale securities totaled approximately $131,000 during the three months ended March 31, 2015. The net adjustment to unrealized holding gains on available-for sale securities included in other comprehensive income totaled approximately $82,000 during the three months ended March 31, 2015.

The gross unrealized gains of approximately $374,000 during the three months ended March 31, 2015, net of tax of approximately $144,000, is included in other comprehensive income.

The debt securities have a maturity date of 5 – 10 years from March 31, 2015.

NOTE 5. INVESTMENT SECURITIES (continued)

Available-for-Sale securities consisted of the following as of December 31, 2014:

	As of December 31, 2014
	Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Preferred Stock	$704,173	$117,263	$—	$821,436

Total Equity Securities	$704,173	$117,263	$—	$821,436

Total Available-for-Sale Securities	$704,173	$117,263	$—	$821,436

The gross unrealized gains of approximately $71,000 during the three months ended March 31, 2014, net of tax of approximately $28,000, is included in other comprehensive income.

Following is a table reflecting the sale of investment securities and gains recognized during the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014

Proceeds from the Disposition of Equity Securities	$834,964	$—
Cost Basis of Investment Securities Sold	(704,173)	—

Gain recognized in Statement of Operations on the Disposition of Equity Securities	$130,791	$—

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents	$25,078,783	$25,078,783	$1,881,195	$1,881,195
Restricted Cash	5,383,695	5,383,695	4,440,098	4,440,098
Investment Securities	5,410,628	5,410,628	821,436	821,436
Commercial Loan Investments	30,383,234	30,428,294	30,208,074	30,266,498
Long-Term Debt	129,332,812	129,332,812	103,940,011	103,940,011

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

NOTE 7. INTANGIBLE ASSETS

Intangible assets and liabilities consisted of the following as of March 31, 2015 and December 31, 2014:

	As of
	March 31, 2015	December 31, 2014
Intangible Lease Assets:
Value of In-Place Leases, net	$8,420,625	$9,043,617
Value of Above Market In-Place Leases, net	287,853	330,424
Value of Intangible Leasing Costs, net	909,637	978,082

Sub-total Intangible Lease Assets	9,618,115	10,352,123

Intangible Lease Liabilities (included in accrued and other liabilities):
Value of Below Market In-Place Leases, net	(631,170)	(669,693)

Sub-total Intangible Lease Liabilities	(631,170)	(669,693)

Total Intangible Assets - Net	$8,986,945	$9,682,430

Accumulated amortization was approximately $3.7 million and $3.6 million as of March, 31, 2015 and December 31, 2014, respectively. Amortization expense for the three months ended March 31, 2015 and 2014 was approximately $422,000 and $169,000, respectively.

The estimated future amortization expense related to net intangible assets is as follows:

Year Ending December 31,	Amount
Remainder of 2015	$856,577
2016	1,104,014
2017	1,013,260
2018	1,005,572
2019	974,422
2020	810,297
Thereafter	3,222,803

Total	$8,986,945

NOTE 8. IMPAIRMENT OF LONG-LIVED ASSETS

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

During the three months ended March 31, 2015, an impairment charge of approximately $510,000 was recognized on the income properties held for sale as of March 31, 2015, for which the sale closed on April 17, 2015. The total impairment charge represents the loss on the sale of approximately $277,000 plus estimated closing costs of approximately $233,000. During the three months ended March 31, 2014, no impairment charges were recognized.

NOTE 9. COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is based on the assumption of the conversion of stock options and vesting of restricted stock at the beginning of each period using the treasury stock method at average cost for the periods.

	Three Months Ended
	March 31, 2015	March 31, 2014
Income Available to Common Shareholders:
Net Income	$353,356	$1,500,407

Weighted Average Shares Outstanding	5,826,640	5,745,341
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	33,721	2,188

Total Shares Applicable to Diluted Earnings Per Share	5,860,361	5,747,529

Basic and Diluted Per Share Information:
Net Income	$0.06	$0.26

The effect of 25,200 and 38,800 potentially dilutive securities were not included for the three months ended March 31, 2015 and 2014, respectively, as the effect would be antidilutive.

The Company intends to settle its 4.50% Convertible Senior Notes due 2020 (the “Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Notes have no impact on diluted net income per share until the price of our common stock exceeds the conversion price of $68.90. The average price of our common stock during the three months ended March 31, 2015 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

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

The Company repurchased 4,660 shares of its common stock at a cost of approximately $105,000 through December 31, 2013. During 2014, the Company repurchased an additional 25,836 shares of its common stock on the open market for a total cost of approximately $928,000 and placed those shares in treasury. No shares were repurchased during the three months ended March 31, 2015. Pursuant to a covenant in our Credit Facility, which includes the Odd-Lot Buy-Back Program as part of our stock repurchase capacity, the maximum approximate dollar value of shares that may yet be purchased under the plan or program was approximately $6.5 million as of March 31, 2015.

NOTE 11. LONG-TERM DEBT

Credit Facility. The Company has a revolving credit facility, as amended on April 20, 2015 (the “Credit Facility”) which matures on August 1, 2018 with the ability to extend the term for 1 year. The Credit Facility has a total borrowing capacity of $75.0 million with the ability to increase that capacity up to $125.0 million during the term. The Credit Facility provides the lenders with a secured interest in the equity of the subsidiaries that own the properties included in the borrowing base. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 135 basis points to the 30-day LIBOR plus 225 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the Credit Facility. The Credit Facility also accrues a fee of 20 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity. The Credit Facility is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by Bank of Montreal (“BMO”) and also includes Wells Fargo Bank, N.A. and Branch Banking & Trust Company.

At March 31, 2015, the current commitment level under the Credit Facility, was $75.0 million. As a result of the amendment to the Credit Facility the available borrowing capacity under the Credit Facility was approximately $57.5 million subject to the borrowing base requirements.

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

Convertible Debt. On March 11, 2015, the Company issued $75.0 million aggregate principal amount of 4.50% Convertible Senior Notes due 2020 (the “Notes”). The Notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015. The Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate is 14.5136 shares of common stock for each $1,000 principal amount of Notes, which represents an initial conversion price of approximately $68.90 per share of common stock. The conversion rate is subject to adjustment in certain circumstances. Holders may surrender their Notes for conversion at any time prior to the close of business on the day immediately preceding December 15, 2019 only upon the satisfaction of certain conditions relating to the closing sale price of the Common Stock, the trading price per $1,000 principal amount of Notes or specified corporate events. The Company may not redeem the Notes prior to the stated maturity date and no sinking fund is provided for the Notes. The Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Notes in cash upon conversion with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized to interest expense through the maturity date of the Notes. As of March 31, 2015 the unamortized debt discount of our Notes was approximately $6.1 million.

Net proceeds from issuance of the Notes was approximately $72.4 million, net of the cash discount paid of approximately $2.6 million, of which approximately $47.5 million was used to repay our Credit Facility balance as of March 11, 2015. We intend to use the remaining amount for investments in income-producing properties or investments in commercial loans secured by commercial real estate.

The Company’s earnings release for the quarter ended March 31, 2015, issued on April 22, 2015, presented the Company’s estimate of the fair value of the Notes including the debt and equity components of the issuance. Subsequent to the earnings release and prior to the filing of this quarterly report on Form 10-Q the Company finalized its fair value estimates pursuant to a fair valuation prepared by an independent third-party valuation consultant, whereby the allocation of the fair value of the Notes attributable to the debt component and the equity component were adjusted. The following table reflects the amount of the adjustment to each balance sheet element:

Balance Sheet Element	Increase (Decrease)
Liabilities:
Deferred Income Taxes - Net	$1,337,644
Long-Term Debt	$7,936,882

Shareholders’ Equity:
Additional Paid-In Capital	$(9,274,526)

The adjustments above resulted in an increase to total liabilities of approximately $9.3 million and a decrease to total shareholders’ equity of approximately $9.3 million, with a commensurate decrease in book value.

NOTE 11. LONG-TERM DEBT (continued)

Long-term debt consisted of the following:

	March 31, 2015
	Total	Due Within One Year
Credit Facility	$—	$—
Mortgage Note Payable (originated with UBS)	7,300,000	—
Mortgage Note Payable (originated with BOA)	23,100,000	—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—
4.50% Convertible Senior Notes due 2020, net of discount	68,932,812	—

Total Long-Term Debt	$129,332,812	$—

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending December 31,	Amount

Remainder of 2015	$—
2016	—
2017	—
2018	7,300,000
2019	—
2020	75,000,000
Thereafter	53,100,000

Total Long-Term Debt	$135,400,000

The carrying value of long-term debt as of March 31, 2015 consisted of the following:

Total

Current Face Amount	$135,400,000

Unamortized Discount on Convertible Debt	(6,067,188)

Total Long-Term Debt	$129,332,812

For the three months ended March 31, 2015, interest expense was approximately $969,000 with approximately $815,000 paid during the period. For the three months ended March 31, 2014, interest expense was approximately $413,000 with approximately $378,000 paid during the period. Interest of approximately $6,700 was capitalized during the three months ended March 31, 2014, while no interest was capitalized during the three months ended March 31, 2015.

The amortization of loan costs incurred in connection with the Company’s long-term debt is included in interest expense in the consolidated financial statements. These loan costs are being amortized over the term of the respective loan agreements using the straight-line method, which approximates the effective interest method. For the three months ended March 31, 2015 and 2014, the amortization of loan costs totaled approximately $73,000 and $55,000, respectively.

The amortization of the approximate $6.1 million discount on the Company’s Notes is also included in interest expense in the consolidated financial statements. The discount is being amortized over the term of the Notes using the effective interest method. For the three months ended March 31, 2015 the amortization of the discount was approximately $25,000 with no amounts recognized during the three months ended March 31, 2014.

The Company was in compliance with all of its debt covenants as of March 31, 2015 and December 31, 2014.

NOTE 12. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	March 31, 2015	December 31, 2014

Golf Course Lease	$2,881,485	$2,973,898
Accrued Property Taxes	337,169	—
Other Post-Retirement Benefits	—	142,797
Reserve for Tenant Improvements	577,429	551,250
Accrued Interest	351,623	197,929
Environmental Reserve	100,985	108,733
Below Market In-Place Leases, net	631,170	669,693
Other	450,337	1,426,902

Total Accrued and Other Liabilities	$5,330,198	$6,071,202

In July 2012, the Company entered into an agreement with the City of Daytona Beach, Florida (the “City”) to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”), Under the Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, will remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of March 31, 2015, approximately $2.0 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

In connection with the acquisition of the Lowes on April 22, 2014, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which are not required to be completed until December 2016. As of March 31, 2015, approximately $100,000 of these tenant improvements had been completed and funded.

During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs to monitor a parcel of less than one acre of land owned by the Company that previously had environmental remediation work performed. Approximately $8,000 in costs have been incurred through March 31, 2015.

NOTE 13. DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	March 31, 2015	December 31, 2014

Deferred Oil Exploration Lease Revenue	$894,728	$1,354,873
Deferred Land Sale Revenue	—	87,581
Prepaid Rent	564,612	674,165
Escrow Reserve, Container Store Loan	46,248	144,124
Escrow Reserve, Plantation Oaks Loan	46,663	65,216
Other Deferred Revenue	373,765	392,584

Total Deferred Revenue	$1,926,016	$2,718,543

On September 19, 2014, the Company received an approximate $1.9 million rent payment for the fourth year of the Company’s eight-year oil exploration lease, which is being recognized ratably over the 12 month lease period ending in September 2015.

In connection with the 75.6 acre land sale that closed in August 2014, approximately $597,000 of the $7.8 million sales price was deferred to be recognized as revenue on a percentage-of-completion basis as certain road improvements are. The road improvements were substantially completed as of March 31, 2015 and accordingly, through March 31, 2015, the entire approximate $597,000 of revenue had been recognized, with approximately $88,000 of the total recognized during the three months ended March 31, 2015.

NOTE 14. PENSION PLAN

The Company maintained a Defined Benefit Pension Plan (the “Pension Plan”) which had been, prior to December 31, 2011, for all employees who had attained the age of 21 and completed one year of service.

On October 23, 2013 the Company’s Board of Directors approved the commencement of the steps necessary to terminate the Pension Plan, pursuant to the Pension Plan, and, if necessary, for the Company to make the required level of contribution whereby the Pension Plan would have sufficient funds to pay all benefits owed participants and beneficiaries. On January 22, 2014, the Company’s Board of Directors approved the termination of the Pension Plan effective March 31, 2014. Termination of the Pension Plan was completed through the distribution of the Pension Plan assets to participants and beneficiaries through either the purchase of an annuity from an insurance company or, payment of the benefit owed in a one-time lump sum payment based on a final calculation of benefit as of March 31, 2014. The final termination settlement was completed during the three months ended December 31, 2014. The Company contributed approximately $43,000 to fully fund the Pension Plan to enable the distribution to participants of a lump sum benefit or the purchase of a life annuity to effectuate the termination. In addition, the Company incurred approximately $170,000 for the cost of legal and other advisors to complete the termination. During the three months ended March 31, 2015, the Company received notice from the IRS of a favorable determination and expects to receive the determination letter, which is the final step in terminating the Pension Plan.

NOTE 15. STOCK-BASED COMPENSATION

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

NOTE 15. STOCK-BASED COMPENSATION (continued)

A summary of activity during the three months ended March 31, 2015, is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding at December 31, 2014	5,067	$23.13
Granted	—	—
Vested	—	—
Forfeited	(567)	23.13

Outstanding at March 31, 2015	4,500	$23.13

As of March 31, 2015, there was approximately $13,000 of unrecognized compensation cost, adjusted for forfeitures, related to market condition non-vested restricted shares, which will be recognized over a remaining weighted average period of 0.6 years.

Market Condition Inducement Grant of Restricted Shares

“Inducement” grants of 96,000 and 17,000 restricted shares of the Company’s common stock were awarded to Mr. Albright and Mr. Patten in 2011 and 2012, respectively. Mr. Albright’s restricted shares were granted outside of the 2010 Plan while Mr. Patten’s restricted shares were awarded under the 2010 Plan. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of Mr. Albright’s restricted stock award. The restricted shares will vest in six increments based upon the price per share of the Company’s common stock during the term of their employment (or within ninety days after termination of employment by the Company without cause), meeting or exceeding the target trailing ninety-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of March 31, 2015, four increments of Mr. Albright’s and Mr. Patten’s grants had vested.

Additional “inducement” grants of 2,500 and 3,000 shares of restricted Company common stock were awarded to Mr. Smith and another senior executive, under the 2010 Plan, during the fourth quarter of 2014 and the first quarter of 2015, respectively. The restricted stock will vest in two increments based upon the price per share of Company common stock during the term of their employment (or within 60 days after termination of employment by the Company without cause), meeting or exceeding the target trailing 60-day average closing prices of $60 per share and $65 per share for the two increments. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of March 31, 2015 no increments of Mr. Smith’s or the other senior executive’s grants had vested.

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

A summary of the activity for these awards during the three months ended March 31, 2015, is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Outstanding at December 31, 2014	40,500	$15.55
Granted	3,000	46.81
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2015	43,500	$17.70

As of March 31, 2015, there was approximately $175,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a remaining weighted average period of 0.4 years.

Three Year Vest Restricted Shares

On January 22, 2014, the Company granted to certain employees 14,500 shares of non-vested restricted stock under the 2010 Plan. One-third of the restricted shares will vest on each of the first, second, and third anniversaries of the grant date, provided they are an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control.

NOTE 15. STOCK-BASED COMPENSATION (continued)

On January 28, 2015, the Company granted to certain employees 11,700 shares of non-vested restricted stock under the 2010 Plan. Additionally, on February 9, 2015, the Company granted 8,000 shares of non-vested restricted stock to Mr. Albright under the 2010 Plan. One-third of both awards of restricted shares will vest on each of the first, second, and third anniversaries of the January 28, 2015 grant date, provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control.

The Company’s determination of the fair value of the three year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date, less the present value of expected dividends during the vesting period. Compensation cost is recognized on a straight-line basis over the vesting period.

A summary of activity during the three months ended March 31, 2015, is presented below:

Three Year Vest Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Outstanding at December 31, 2014	14,200	$36.08
Granted	19,700	55.93
Vested	(4,734)	36.08
Forfeited	(833)	48.00

Outstanding at March 31, 2015	28,333	$49.53

As of March 31, 2015, there was approximately $1.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 2.6 years.

Non-Qualified Stock Option Awards

Pursuant to the Non-Qualified Stock Option Award Agreements between the Company and Mr. Albright, Mr. Patten, and Mr. Smith, Mr. Albright, Mr. Patten, and Mr. Smith were granted options to purchase 50,000, 10,000, and 10,000 shares of Company common stock, in 2011, 2012, and 2014, respectively, under the 2010 Plan with an exercise price per share equal to the fair market value on their respective grant dates. One-third of the options will vest on each of the first, second, and third anniversaries of their respective grant dates, provided they are an employee of the Company on those dates. In addition, any unvested portion of the options will vest upon a change in control. The options expire on the earliest of: (a) the tenth anniversary of the grant date; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability

On January 23, 2013, the Company granted options to purchase 51,000 shares of the Company’s common stock under the 2010 Plan to certain employees of the Company, including 10,000 shares to Mr. Patten, with an exercise price per share equal to the fair market value at the date of grant. One-third of these options will vest on each of the first, second, and third anniversaries of the grant date, provided the recipient is an employee of the Company on those dates. Any unvested portion of the options will vest upon a change in control. The options expire on the earliest of: (a) the fifth anniversary of the grant date; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

On February 9, 2015, the Company granted options to purchase 20,000 shares of the Company’s common stock under the 2010 Plan to Mr. Albright, with an exercise price of $57.50. The options vest on January 28, 2016, provided he is an employee of the Company on that date. In addition, any unvested portion of the options will vest upon a change in control. The options expire on the earliest of: (a) January 28, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

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

NOTE 15. STOCK-BASED COMPENSATION (continued)

A summary of the activity for the awards during the three months ended March 31, 2015, is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	84,765	$34.39
Granted	20,000	57.50
Exercised	(1,650)	34.95
Forfeited	(4,870)	34.95

Outstanding at March 31, 2015	98,245	$39.05	6.20	$2,024,409

Exercisable at March 31, 2015	50,395	$31.39	5.01	$1,424,461

A summary of the non-vested options for these awards during the three months ended March 31, 2015, is presented below:

Non-Qualified Stock Option Awards	Shares	Fair Value of Shares Vested
Non-Vested at December 31, 2014	47,570
Granted	20,000
Vested	(14,850)	$519,008
Forfeited	(4,870)

Non-Vested at March 31, 2015	47,850

The weighted average grant date fair value of options granted during the three months ended March 31, 2015 was approximately $14.22 per share. The total intrinsic value of options exercised during the three months ended March 31, 2015, was approximately $32,000. As of March 31, 2015, there was approximately $437,000 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a remaining weighted average period of 1.1 years.

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

A summary of share option activity under the 2001 Plan for the three months ended March 31, 2015 is presented below:

Stock Options

Liability-Classified Stock Options	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	35,300	$62.47
Granted	—	—
Exercised	(2,500)	33.16
Forfeited	(14,000)	66.54

Outstanding at March 31, 2015	18,800	$63.35	2.17	$76,640

Exercisable at March 31, 2015	18,800	$63.35	2.17	$76,640

In connection with the grant of non-qualified stock options, a stock appreciation right for each share covered by the option was also granted. The stock appreciation right entitles the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value of the underlying shares at the time of exercise. The total intrinsic value of options exercised during the three months ended March 31, 2015 was approximately $56,000. All options were vested as of December 31, 2013.

NOTE 15. STOCK-BASED COMPENSATION (continued)

Stock Appreciation Rights

Liability-Classified Stock Appreciation Rights	Shares	Wtd. Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	35,300	$5.56
Granted	—	—
Exercised	(2,500)	15.58
Forfeited	(14,000)	4.84

Outstanding at March 31, 2015	18,800	$5.92	2.17	$41,268

Exercisable at March 31, 2015	18,800	$5.92	2.17	$41,268

The total intrinsic value of stock appreciation rights exercised during the three months ended March 31, 2015 was approximately $30,000. All stock appreciation rights had vested as of December 31, 2013.

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

The Company issues new, previously unissued, shares as options are exercised.

Following are assumptions used in determining the fair value of stock options and stock appreciation rights:

Assumptions at:	March 31, 2015	December 31, 2014
Expected Volatility	33.31%	34.07%
Expected Dividends	0.13%	0.07%
Expected Term	2 years	2 years
Risk-Free Rate	0.67%	0.78%

There were no stock options or stock appreciation rights granted under the 2001 Plan in the three months ended March 31, 2015 or 2014. The liability for stock options and stock appreciation rights, valued at fair value, reflected on the consolidated balance sheets at March 31, 2015 and December 31, 2014, was approximately $318,000 and $560,000, respectively. These fair value measurements are based on Level 2 inputs based on Black-Scholes and market implied volatility. The Black-Scholes determination of fair value is affected by variables including stock price, expected stock price volatility over the term of the awards, annual dividends, and a risk-free interest rate assumption.

Amounts recognized in the consolidated financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Total Cost of Share-Based Plans Charged
Against Income Before Tax Effect	$75,352	$291,092

Income Tax Expense
Recognized in Income	$(29,067)	$(112,289)

NOTE 16. INCOME TAXES

The effective income tax rate for the three month periods ended March 31, 2015, and 2014 was 38.8%. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. The Company files a consolidated income tax return in the United States Federal jurisdiction and the States of Arizona, Colorado, California, Florida, Illinois, Georgia, Maryland, North Carolina, Texas, and Washington. The Internal Revenue Service has audited the federal tax returns through the year 2012, with all proposed adjustments settled. The Company recognizes all potential accrued interest and penalties to unrecognized tax benefits in income tax expense.

NOTE 17. COMMITMENTS AND CONTINGENCIES

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

Contractual Commitments

In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac Petroleum, Inc. (“RaceTrac”) in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500, and can be paid over five years from sales of the remaining land or at the end of the fifth year. As of December 31, 2013, the Company deposited $283,500 of cash in escrow related to the improvements which was classified as restricted cash in the consolidated balance sheets as of March 31, 2015 and December 31, 2014. Accordingly, as of March 31, 2015, the remaining maximum commitment is $693,000.

NOTE 17. COMMITMENTS AND CONTINGENCIES (continued)

As of March 31, 2015, the Company is committed to fund approximately $832,000 of the total $6.3 million first mortgage commitment for the redevelopment of an existing vacant retail property into a Container Store in Glendale, Arizona. Through March 31, 2015, approximately $5.5 million has been funded. The remaining $832,000 may be drawn by the borrower as construction costs are incurred. Construction was completed during the three months ended March 31, 2015 and the Container Store opened on February 7, 2015. Approximately $733,000 of the remaining commitment was funded during April 2015.

In March 2015, the Company entered into two separate construction agreements for certain tenant improvements required by an executed lease expansion and extension at the Mason Commerce Center as well as a newly executed lease at the Williamson Business Center property. No costs have been incurred as of March 31, 2015 under these agreements and therefore, the total remaining commitment as of March 31, 2015 is approximately $1.3 million.

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements has given rise to an informal inquiry by federal regulatory agencies regarding prior agricultural activities on such land, and we expect to receive a formal written information request regarding such activities. We believe the issues raised by, and the land which is the subject of, this inquiry are similar to or the same as those which were addressed and resolved by the settlement agreement executed in December 2012 between the Company and the St. Johns River Water Management District (the “District”) and the permit which the District subsequently issued to the Company. We have received no formal notification or information request regarding this matter. As a result, given the early stage of this process, we are unable to reasonably estimate the liability, if any, that the Company may incur arising from this inquiry. Accordingly, no amounts have been accrued as of March 31, 2015 related to this matter. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the utilization or acquisition of mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract and, accordingly, no amounts related to such potential future costs have been accrued as of March 31, 2015.

NOTE 18. BUSINESS SEGMENT DATA

The Company primarily operates in four primary business segments: income properties, commercial loan investments, real estate operations, and golf operations. Our income property operations consist primarily of income-producing properties and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 61.8% and 68.7% of our identifiable assets as of March 31, 2015 and December 31, 2014, respectively, and 58.3% and 47.5% of our consolidated revenues for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, we had five commercial loan investments including a fixed-rate mezzanine commercial mortgage loan, a fixed-rate first mortgage, a variable-rate B-Note, a variable-rate mezzanine commercial mortgage loan, and a variable-rate first mortgage loan. Our real estate operations primarily consist of revenues generated from land transactions and leasing and royalty income from our interests in subsurface oil, gas and mineral rights. Our golf operations consist of a single property located in the City, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation, fitness facility, and pro-shop with retail merchandise. The majority of the revenues generated by our golf operations are derived from members and public customers playing golf, club memberships, and food and beverage operations.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

NOTE 18. BUSINESS SEGMENT DATA (continued)

Information about the Company’s operations in the different segments for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues:
Income Properties	$4,260,675	$3,404,359
Commercial Loan Investments	631,484	943,890
Real Estate Operations	859,801	1,349,247
Golf Operations	1,537,426	1,417,379
Agriculture and Other Income	18,939	57,844

Total Revenues	$7,308,325	$7,172,719

Operating Income:
Income Properties	$3,619,829	$3,064,340
Commercial Loan Investments	631,484	943,890
Real Estate Operations	261,078	1,097,297
Golf Operations	147,814	84,353
Agriculture and Other Income	(36,212)	(3,569)
General and Corporate Expense	(3,130,106)	(2,282,442)

Total Operating Income	$1,493,887	$2,903,869

Depreciation and Amortization:
Income Properties	$1,085,637	$706,253
Commercial Loan Investments	—	—
Real Estate Operations	—	—
Golf Operations	58,776	56,863
Agriculture and Other	11,326	8,892

Total Depreciation and Amortization	$1,155,739	$772,008

Capital Expenditures:
Income Properties	$54,264	$752,024
Commercial Loan Investments	—	5,000,000
Real Estate Operations	—	—
Golf Operations	16,017	35,393
Agriculture and Other	11,072	52,460

Total Capital Expenditures	$81,353	$5,839,877

	As of
	March 31, 2015	December 31, 2014
Identifiable Assets:
Income Properties	$188,683,961	$190,087,575
Commercial Loan Investments	30,501,263	30,274,302
Real Estate Operations	43,757,954	43,833,515
Golf Operations	3,276,832	3,639,903
Agriculture and Other	38,868,107	8,757,153

Total Assets	$305,088,117	$276,592,448

NOTE 18. BUSINESS SEGMENT DATA (continued)

Operating income represents income from continuing operations before loss on early extinguishment of debt, interest expense, investment income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses, impairment charges, depreciation and amortization expense, and gains (losses) on the disposition of assets. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Other assets consist primarily of cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations. Land, timber, and subsurface interests were previously stated as a separate line item within property, plant, and equipment on the consolidated financial statements and are now included with land, timber, and development costs as all of the costs are related to the Company’s land portfolio of over 10,500 acres. The land, timber, and subsurface interests were previously included in the Agriculture and Other segment, but have been reclassified to the Real Estate Operations segment to conform with the revised presentation on the consolidated balance sheets.

NOTE 19. RECENTLY ISSUED ACCOUNTING POLICIES

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

NOTE 20. SUBSEQUENT EVENTS

On April 17, 2015, the Company sold its interest in two 13,813 square-foot buildings, located in Sanford and Sebastian, Florida, which were both under lease to CVS but had been vacated by the tenant in a previous year, with a weighted average remaining lease term of 8.7 years, for proceeds of $6.4 million, generating a loss of approximately $510,000, which was recognized an impairment charge during the quarter ended March 31, 2015.

On April 20, 2015 the Company completed an amendment to the Credit Facility which, among other things, provided the lenders a secured interest in the equity of the subsidiaries that own the properties included in the borrowing base under the Credit Facility. As a result of the amendment the available borrowing capacity was $57.5 million.

On April 1, 2015, the Company completed the like-kind exchange related to the sale of the income property in Apopka, Florida and the approximately $3.2 million in cash became unrestricted.

As of March 31, 2015, approximately $968,000 was being held as cash collateral in connection with a $940,000 letter of credit outstanding under the Credit Facility. The letter of credit was terminated on April 9, 2015 and as a result, the cash collateral became unrestricted cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K, for year ended December 31, 2014. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q or any document incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, or the aforementioned risk factors. The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

OVERVIEW

We are a diversified real estate operating company. We own and manage forty-three commercial real estate properties in ten states in the U.S. As of March 31, 2015, we owned thirty-six single-tenant and seven multi-tenant income-producing properties with over 1,100,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,500 acres. As of March 31, 2015, we had five commercial loan investments including one fixed-rate and one variable–rate mezzanine commercial mortgage loan, a variable-rate B-Note, and two variable-rate first mortgage loans. Our golf operations consist of the LPGA International golf club, which is managed by a third party. We also lease property for twenty-one billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Income Property Operations. We have pursued a strategy of investing in income-producing properties, when possible by utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes.

No income properties were acquired during the three months ended March 31, 2015 or 2014.

Our current portfolio of thirty-six single-tenant income properties generates approximately $13.2 million of revenues from lease payments on an annualized basis and had an average remaining lease term of 9.0 years as of March 31, 2015. Our current portfolio of seven multi-tenant properties generates approximately $2.5 million of revenue from lease payments on an annualized basis and has a weighted average remaining lease term of 5.6 years as of March 31, 2015. We expect to continue to focus on acquiring additional income-producing properties during fiscal year 2015, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing investments, we have self-developed five of our multi-tenant properties in Daytona Beach, Florida. The first self-developed property, located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida, is an approximately 22,000 square foot, two-story, building, known as the Concierge Office Building, which was 100% leased as of March 31, 2015. The second two properties, known as the Mason Commerce Center, consists of two buildings totaling approximately 31,000 square-feet (15,360 each), which was 100% leased as of March 31, 2015. During the year ended December 31, 2014, construction was completed on two additional properties, known as the Williamson Business Park, which are adjacent to the Mason Commerce Center. Williamson Business Park consists of two buildings totaling approximately 31,000 square-feet (15,360 each), which was approximately 75% leased as of March 31, 2015.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. Pursuant to our on-going review, two properties were classified as held for sale as of March 31, 2015, for which the sale closed on April 17, 2015. During the three months ended March 31, 2015, an impairment charge of approximately $510,000 was recognized on these income properties representing the loss on the sale of approximately $277,000 plus estimated closing costs of approximately $233,000. The Company anticipates that future investments in income-producing assets could use the proceeds from selling non-core properties, utilizing the tax-deferred like-kind exchange structure, as circumstances permit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Real Estate Operations. As of March 31, 2015, the Company owned over 10,500 acres of land in Daytona Beach, Florida, along six miles of the west and east side of Interstate 95. Presently, the majority of this land is used for agricultural purposes. Approximately 1,400 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. The remainder of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development or industrial purposes. Included in the western land is approximately 900 acres which are located further west of Interstate 95 and a few miles north of Interstate 4 and this land is generally well suited for industrial purposes. Beginning in 2012, we have observed an increase in residential and commercial real estate activity in the area surrounding our land holdings.

During the three months ended March 31, 2015, there were no land transactions. In connection with the 75.6 acre land sale that closed in August 2014, approximately $597,000 of the $7.8 million sales price was deferred to be recognized as revenue on a percentage-of-completion basis as certain road improvements are. The road improvements were substantially completed as of March 31, 2015 and accordingly, through March 31, 2015, the entire approximate $597,000 of revenue had been recognized, with approximately $88,000 of the total recognized during the three months ended March 31, 2015.

As of April 30, 2015, the Company had eight executed purchase and sale agreements with eight different buyers whose intended use for the land under contract includes residential (including multi-family), retail, and office. These agreements, in aggregate, represent the potential sale of more than 1,700 acres, or approximately 17% of our land holdings, with anticipated sales proceeds totaling approximately $58.2 million. Of these contracts, one contract is for 39 acres and is intended for the development of a 380,000 square foot outlet mall project. The agreements contemplate closing dates ranging from the third quarter of 2015 to year end 2016, with some of the transactions expected to close in 2015 not contractually obligated to close until after 2015. Each of the transactions are in varying stages of due diligence by the various buyers, including, in some instances having made submissions to the planning and development departments of the applicable governmental authorities. In addition to other customary closing conditions, the majority of these transactions are conditioned upon both the receipt of approvals from various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms, including the sales price.

During the three months ended March 31, 2014, the Company sold approximately 3.1 acres to Halifax Humane Society, Inc. for $391,500, or approximately $128,000 per acre, for a gain of approximately $347,000. This parcel is located on LPGA Boulevard, just west of I-95 in Daytona Beach, Florida and is adjacent to an existing property owned by Halifax Humane Society, Inc.

The Company owns impact fee and mitigation credits which, in aggregate, totaled approximately $4.8 million and $5.2 million as of March 31, 2015 and December 31, 2014, respectively. During the three months ended March 31, 2015 and 2014, the Company received cash payments and generated revenue of approximately $289,000 and $73,000, respectively, for impact fees. Cash payments received for the conveyance of impact fee credits are reflected as real estate operations revenue in our consolidated statements of operations, while the basis in the assets removed are reflected as direct costs of real estate operations.

Historical revenues and income in our real estate operations are not indicative of future results because of the unique nature of land transactions and variations in the cost basis of the owned land. A significant portion of the Company’s revenue and income in any given year may be generated through relatively few land transactions. The timing for these land transactions, from the time of preliminary discussions through contract negotiations, due diligence periods, and the closing, can last from several months to several years. Although we believe there have been recent indications of improvement in the overall economy and credit markets, we expect the overall real estate market, particularly home building, to remain inconsistent in the near term, and as a result, we believe our ability to enter into land transactions will remain challenging.

Real Estate Impairments. During the three months ended March 31, 2015 and 2014, there were no impairment charges were recognized related to our land holdings.

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

During 2011, an eight-year oil exploration lease covering approximately 136,000 net mineral acres primarily located in Lee County and Hendry County, Florida was executed and an approximate $914,000 first year rental payment was received. An additional approximate $922,000, representing the guaranteed payment for the second year’s delay rent, was received in September 2012. The two payments totaling approximately $1.8 million have been recognized ratably into income through September 2013. On September 22, 2013, the Company entered into an amendment of the exploration lease (the “Oil Lease Amendment”). Under the Oil Lease Amendment, the net mineral acres under exploration lease was reduced from approximately 136,000 net mineral acres to approximately 82,000 net mineral acres in Hendry County, Florida. The approximately 54,000 net mineral acres removed from the exploration lease were located in Lee County, Florida. In connection with the Oil Lease Amendment, the Company received an approximate $3.3 million rent payment for the third year of the Company’s eight-year oil exploration lease. The payment was recognized ratably over the 12 month lease period ending in September 2014. Also during September 2013, the Company received, and recognized as revenue, a non-refundable penalty payment of $1.0 million relating to the drilling requirements in the lease. During September 2014, the Company received an approximate $1.9 million rent payment for the adjusted acreage of 42,000 acres for the fourth year of the Company’s eight-year exploration lease, which is being recognized ratably over the 12 month lease period ending in September 2015. Also during September 2014, the Company received, and recognized as revenue, a non-refundable penalty payment of $600,000 relating to drilling requirements in the lease. The terms of the lease state the Company will receive royalty payments if production occurs and may receive additional annual rental payments if the lease is continued in years five through eight. The lease is effectively eight one-year terms as the lessee has the option to terminate the lease annually.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Lease income generated by the Oil Lease Amendment is being recognized on a straight-line basis over the guaranteed lease term. For the three months ended March 31, 2015 and 2014, lease income of approximately $460,000 and $812,000 was recognized, respectively. There can be no assurance that the Oil Lease Amendment will be extended beyond the expiration of the current term of September 2015 or, if renewed, on similar terms or conditions.

The Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $21,000 and $69,000, during the three months ended March 31, 2015 and 2014, respectively.

The Company’s current policy is to not release any ownership rights with respect to its reserved mineral rights. The Company may release surface entry rights or other rights upon request of a surface owner who requires such a release for a negotiated release fee based on a percentage of the surface value. Cash payments for surface entry rights released totaled approximately $2,000 and $4,000 during the three months ended March 31, 2015 and 2014, respectively, which is included in revenue from real estate operations.

In late 2013, an excavation agreement for fill dirt removal was executed. Although no revenue was recognized during the three months ended March 31, 2015 or 2014, the Company anticipates revenue related to this agreement to be recognized during the second quarter of 2015. When generated, revenue from excavation of fill dirt is included in revenue from real estate operations.

Golf Operations. Golf operations consist of the LPGA International golf club, a semi-private golf club consisting of two 18-hole championship golf courses, an 18-hole course designed by Rees Jones and an 18-hole designed by Arthur Hills, with a three-hole practice facility also designed by Rees Jones, a clubhouse facility, food and beverage operations, and a fitness facility located within the LPGA International mixed-use residential community on the west side of Interstate 95 in Daytona Beach, Florida. In 2012 and 2013, we completed approximately $534,000 of capital expenditures to renovate the clubhouse facilities, including a significant upgrade of the food and beverage operations, addition of fitness facilities, and renovations to public areas.

The Company entered into a management agreement with an affiliate of ClubCorp America (“ClubCorp”), effective January 25, 2012, to manage the LPGA International golf and clubhouse facilities. We believe ClubCorp, which owns and operates clubs and golf courses worldwide, brings substantial golf and club management expertise and knowledge to the LPGA International golf operations, including the utilization of national marketing capabilities, aggregated purchasing programs, and implementation of an affiliate member program, which has improved, and is expected to continue to improve, membership levels through the access to other member clubs in the affiliate program.

The Company leases the land and certain improvements attributable to the golf courses under a long-term lease with the City of Daytona Beach, Florida (the “City”), which expires in 2022. In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, will remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of March 31, 2015, approximately $2.0 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

Commercial Loan Investments. Our investments in commercial loans or similar structured finance investments, such as mezzanine loans or other subordinated debt, have been and are expected to continue to be secured by commercial or residential real estate or land or a borrower’s pledge of its ownership interest in the entity that owns the real estate. The first mortgage loans we invest in or originate are for commercial real estate, located in the United States and that are current or performing with either a fixed or floating rate. Some of these loans may be syndicated in either a pari-passu or senior/subordinated structure. Commercial first mortgage loans generally provide for a higher recovery rate due to their senior position. Commercial mezzanine loans are typically secured by a pledge of the borrower’s equity ownership in the underlying commercial real estate. Unlike a mortgage, a mezzanine do not represent a lien on the property. Investor’s rights in a mezzanine loan are usually governed by an intercreditor agreement that provides holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same commercial property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On August 7, 2013, the Company acquired a $19.6 million first mortgage loan secured by an upper upscale hotel in Atlanta, Georgia, for approximately $17.5 million, a discount of approximately $2.05 million. The discount was being accreted into income ratably through the contractual maturity date in March 2014, which was included in Interest Income from Commercial Loan Investments in the consolidated financial statements. On January 6, 2014, the remaining commercial mortgage loan principal of $19.5 million was paid in full. The total revenue recognized during the three months ended March 31, 2014, was approximately $844,000 including the remaining accretion of the purchase discount of approximately $650,000, interest income of approximately $36,000, and an exit fee of approximately $195,000, offset by the remaining amortization of fees of approximately $37,000. No revenue was recognized during the three months ended March 31, 2015.

On January 31, 2014, the Company acquired a mezzanine loan secured by the borrower’s equity interest in an upper upscale hotel in Atlanta, Georgia, that was previously subject to the Company’s first commercial loan investment. The Company purchased the $5.0 million performing loan at par. The loan matures in February 2019, bears a fixed interest rate of 12.00% per annum, and requires payments of interest only prior to maturity. Interest revenue recognized was approximately $150,000 and $100,000 during the three months ended March 31, 2015 and 2014, respectively.

On May 16, 2014, the Company funded approximately $3.1 million of a $6.3 million first mortgage commitment for the redevelopment of an existing vacant retail property into a Container Store located in Glendale, Arizona, which opened on February 7, 2015. Through March 31, 2015, approximately $5.5 million in draws were funded by the Company, leaving a remaining commitment of approximately $832,000, which may be drawn by the borrower as construction costs are incurred. The Company expects to fund the remaining commitment in the second quarter of 2015. The loan matures in November 2015, includes one nine-month extension option, bears a fixed interest rate of 6.00% per annum prior to the commencement of rent on the Container Store lease, and requires payments of interest only prior to maturity. Effective on February 7, 2015, in conjunction with the commencement of rent on the Container Store, the interest rate increased to the 30-day London Interbank Offer Rate (“LIBOR”) plus 800 basis points. At closing, a loan origination fee of approximately $79,000 was received by the Company and is being accreted ratably into income through the contractual maturity date in November 2015. Total interest revenue recognized was approximately $111,000 for the three months ended March 31, 2015 with no interest recognized during the three months ended March 31, 2014.

On May 20, 2014, the Company acquired an approximate $9.0 million B-Note secured by a retail shopping center located in Sarasota, Florida. The loan matures in June 2015, includes three one-year extension options, bears a floating interest rate of 30-day LIBOR plus 725 basis points, and requires payments of interest only prior to maturity. The loan is subordinate to an approximately $48.0 million A-Note collateralized by the same property, for a total debt balance of $57.0 million. Total interest revenue recognized was approximately $166,000 for the three months ended March 31, 2015 with no interest recognized during the three months ended March 31, 2014.

On September 30, 2014, the Company acquired a mezzanine loan secured by the borrower’s equity interest in an upper upscale hotel in Dallas, Texas. The Company purchased the $10.0 million performing loan at par. The loan matures in September 2016, bears a floating interest rate of 30-day LIBOR plus 725 basis points, and requires payments of interest only prior to maturity. The loan is subordinate to a $64.0 million first mortgage on the hotel in Dallas, Texas. Total interest revenue recognized was approximately $185,000 for the three months ended March 31, 2015 with no interest recognized during the three months ended March 31, 2014.

On November 14, 2014, the Company acquired a $1.0 million first mortgage loan secured by real estate in Ormond Beach, Florida. The loan matures in November 2015, includes a one-year extension option, bears a floating interest rate of 30-day LIBOR plus 725 basis points, and requires payments of interest only prior to maturity. At closing, a loan origination fee of approximately $10,000 was received by the Company and recognized as income. Total interest revenue recognized was approximately $19,000 for the three months ended March 31, 2015 with no interest recognized during the three months ended March 31, 2014.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SUMMARY OF OPERATING RESULTS FOR QUARTER ENDED MARCH 31, 2015 COMPARED TO MARCH 31, 2014

Total revenue for the quarter ended March 31, 2015 increased 2% to approximately $7.3 million, compared to approximately $7.2 million during the same period in 2014. This increase was primarily the result of an increase of approximately $856,000, or 25%, in revenue from our income property operations reflecting our acquisitions in 2014, and approximately $120,000, or 8%, in revenue generated by our golf operations, offset by decreased revenues of approximately $312,000 from our commercial loan investments and approximately $489,000 from our real estate operations. The first quarter results of 2014 for our commercial loan investments benefited from approximately $844,000 in revenue related to the payoff of a commercial loan investment which included approximately $650,000 for the remaining accretion of the purchase discount. In addition, during the first quarter of 2014, our real estate operations benefited from a land sale of approximately 3.1 acres, which generated revenue of $391,500. We had no land sales that closed in the first quarter of 2015.

Net income for the quarter ended March 31, 2015 was approximately $353,000 or $0.06 per share, compared to approximately $1.5 million or $0.26 per share in the same period in 2014, a decrease of approximately $1.1 million and $0.20 per share, respectively. Our net income in the first quarter of 2015 was impacted by the decreases in revenues in our commercial loan investments and real estate operations and an increase in our direct cost of revenues of approximately $698,000, or 35% which reflected an increase of approximately $301,000 in operating expenses related to our Whole Foods and The Grove at Winter Park investments. In addition, our net income for the quarter ended March 31, 2015 was impacted by increased depreciation and amortization of approximately $384,000, or 50%, reflecting our acquisitions in 2014, increased interest expense of approximately $599,000, or 128%, reflecting our $30.0 million fixed rate borrowing which closed in September 2014 and our $75.0 million convertible debt issuance which closed in early March 2015, offset by a decrease in our stock compensation expenses of approximately $216,000 due to forfeitures of stock awards and investment income which increased approximately $137,000 resulting from the favorable disposition of our investment in preferred securities of a publicly-traded real estate company. In addition, during the first quarter of 2015, an impairment charge of approximately $510,000, an impact of approximately $0.05 per share after tax, which was recognized as a result of two non-core income properties that were sold on April 17, 2015.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $4.3 million and $3.6 million, respectively, during the quarter ended March 31, 2015, compared to total revenue and operating income of approximately $3.4 million and $3.1 million, respectively, for the quarter ended March 31, 2014. The direct costs of revenues for our income property operations totaled approximately $641,000 and $340,000 for the quarter ended March 31, 2015 and 2014, respectively. The 25% increase in revenues during the quarter ended March 31, 2015 reflects our expanded portfolio of income properties. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $301,000 in our direct costs of revenues primarily related to expenses of the two multi-tenant properties acquired in the fourth quarter of 2014.

REAL ESTATE OPERATIONS

During the quarter ended March 31, 2015, operating income from real estate operations was approximately $261,000 on revenues totaling approximately $860,000. For the quarter ended March 31, 2014, operating income was approximately $1.1 million on revenues totaling approximately $1.3 million. The decrease in revenue of approximately $489,000 and operating income of approximately $836,000 is primarily attributable to a land transaction that closed during the three months ended March 31, 2014, for approximately 3.1 acres to Halifax Humane Society, Inc. which generated revenues of approximately $391,500 and a gain of approximately $347,000. During the quarter ended March 31, 2015, there were no land transactions. Additionally, approximately $352,000 of the decrease in revenues is attributable to reduced oil lease revenue from our eight-year oil exploration lease, offset by an increase in impact fee revenue of approximately $216,000.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $1.5 million and $1.4 million for the quarters ended March 31, 2015 and 2014, respectively. The total direct cost of golf operations revenues totaled approximately $1.4 million and $1.3 million for the quarters ended March 31, 2015 and 2014, respectively. The Company’s golf operations had net operating income of approximately $148,000 during the quarter ended March 31, 2015, representing a 75% improvement over the net operating income of approximately $84,000 in the same period of 2014. The approximate $63,000 improvement in the net operating results from the golf operations was primarily due to increased revenues from memberships, golf, as well as food and beverage sales during the quarter ended March 31, 2015, as compared to the same period in 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $631,000 during the quarter ended March 31, 2015 compared to approximately $944,000 in the same period in 2014. The interest income in the quarter ended March 31, 2015 reflected the interest earned from our current portfolio of five commercial loan investments. Approximately $844,000 of the interest income earned in the same period in 2014 was from the Company’s investment in a single first mortgage loan on an upper upscale hotel in Atlanta, Georgia which was paid in full in January 2014, including approximately $650,000 of the remaining accretion of the approximate $2.05 million discount.

AGRICULTURE AND OTHER INCOME

For the quarter ended March 31, 2015, revenues from agriculture and other income, primarily our agriculture operations, totaled approximately $19,000, compared to approximately $58,000 in the same period in 2014, a decrease of approximately $39,000 or 67%. The decreased revenues were due to timber harvesting during the quarter ended March 31, 2014, with none during the quarter ended March 31, 2015. For the quarters ended March 31, 2015 and 2014, the direct cost of revenues totaled approximately $55,000 and $61,000, respectively.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $1.5 million for the quarters ended March 31, 2015 and 2014. Although the total remained flat, the quarter ended March 31, 2015 benefited from a decrease in our stock compensation expenses of approximately $216,000 primarily due to forfeitures of stock awards as well as the elimination of our remaining other post-retirement benefit liability of approximately $142,000 due to the termination of the program in the first quarter of 2015. These decreases were offset by increases in payroll and related costs of approximately $198,000 and audit and other professional fees of approximately $96,000.

During the three months ended March 31, 2015, an impairment charge of approximately $510,000 was recognized on the income properties held for sale as of March 31, 2015, for which the sale closed on April 17, 2015. The total impairment charge represents the loss on the sale of approximately $277,000 plus estimated closing costs of approximately $233,000. During the three months ended March 31, 2014, no impairment charges were recognized.

Interest expense totaled approximately $1.1 million and $468,000 for the quarters ended March 31, 2015 and 2014, respectively. The increased interest expense during the quarter ended March 31, 2015, as compared to the same quarter in 2014, reflects our increased net borrowings, including our $30.0 million secured financing at a fixed rate of 4.33% and our $75.0 million aggregate principal amount of 4.50% Convertible Senior Notes due 2020.

During the twelve month period ending March 31, 2015, our long-term debt, at face value, increased approximately $88.2 million. During the three months ended March 31, 2015, the Company received approximately $72.4 million in net proceeds from our convertible debt offering offset by net payments on our Credit Facility of approximately $43.5 million. Also, included in interest expense in the consolidated financial statements is the amortization of loan costs incurred in connection with the Company’s long-term debt and the amortization of the discount on our 4.50% Convertible Senior Notes due 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled approximately $25.1 million at March 31, 2015, excluding restricted cash. Restricted cash totaled approximately $5.4 million, of which approximately $3.2 million of cash is being held in escrow from the sale of the income property in Apopka, Florida to be reinvested through the like-kind exchange structure into another income property. On April 1, 2015, the Company completed the like-kind exchange related to the sale of the income property in Apopka, Florida and the approximately $3.2 million in cash became unrestricted. As of March 31, 2015, approximately $968,000 was being held as cash collateral in connection with a $940,000 letter of credit outstanding under the Credit Facility. The letter of credit was terminated on April 9, 2015 and as a result, the cash collateral became unrestricted cash. Additionally, approximately $571,000 is being held in a reserve related to certain required tenant improvements for the Lowes in Katy, Texas, approximately $266,000 is being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013, approximately $285,000 is being held in escrow related to a land transaction which closed in December 2013, and a combined approximately $138,000 is being held in reserves for future interest and property tax payments in connection with two of our commercial loan investments. Cash and cash equivalents totaled approximately $1.9 million at December 31, 2014, excluding restricted cash.

Our total cash balance at March 31, 2015 reflects cash flows used in our operating activities totaling approximately $341,000, during the three months then ended, compared to the prior year’s cash flows used in operating activities, in the same period, totaling approximately $125,000.

Our cash flows used in investing activities totaled approximately $5.4 million for the three months ended March 31, 2015, reflected the use of approximately $5.1 million to acquire investment securities, consisting of common stock and U.S. corporate securities, offset by the proceeds from the sales of preferred stock of approximately $835,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our cash flows provided by financing activities totaled approximately $28.9 million, for the three months ended March 31, 2015, primarily related to the $72.4 million funding received from our convertible debt offering offset by net payments on our Credit Facility of approximately $43.5 million.

Our long-term debt balance, at face value, totaled approximately $135.4 million at March 31, 2015, representing an increase of approximately $31.5 million from the balance of approximately $103.9 million at December 31, 2014. The increase in the long-term debt was primarily due the $72.4 million funding received from our convertible debt offering offset by net payments on our Credit Facility of approximately $43.5 million.

Dispositions. No income properties were disposed of during the three months ended March 31, 2015 or 2014, although an impairment charge of approximately $510,000 was taken during the three months ended March 31, 2015 on two income properties that were classified as held for sale and subsequently sold on April 17, 2015.

Credit Facility. The Company has a revolving credit facility, as amended on April 20, 2015 (the “Credit Facility”) which matures on August 1, 2018 with the ability to extend the term for 1 year. The Credit Facility has a total borrowing capacity of $75.0 million with the ability to increase that capacity up to $125.0 million during the term. The Credit Facility provides the lenders with a secured interest in the equity of the subsidiaries that own the properties included in the borrowing base. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 135 basis points to the 30-day LIBOR plus 225 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the Credit Facility. The Credit Facility also accrues a fee of 20 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity. The Credit Facility is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by Bank of Montreal (“BMO”) and also includes Wells Fargo Bank, N.A. and Branch Banking & Trust Company.

At March 31, 2015, the current commitment level under the Credit Facility, was $75.0 million. As a result of the amendment to the Credit Facility the available borrowing capacity under the Credit Facility was approximately $57.5 million subject to the borrowing base requirements.

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

Convertible Debt. On March 11, 2015, the Company issued $75.0 million aggregate principal amount of 4.50% Convertible Senior Notes due 2020 (the “Notes”). The Notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015. The Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate is 14.5136 shares of common stock for each $1,000 principal amount of Notes, which represents an initial conversion price of approximately $68.90 per share of common stock. The conversion rate is subject to adjustment in certain circumstances. Holders may surrender their Notes for conversion at any time prior to the close of business on the day immediately preceding December 15, 2019 only upon the satisfaction of certain conditions relating to the closing sale price of the Common Stock, the trading price per $1,000 principal amount of Notes or specified corporate events. The Company may not redeem the Notes prior

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

to the stated maturity date and no sinking fund is provided for the Notes. Net proceeds from issuance of the Notes was approximately $72.4 million, net of the cash discount paid of approximately $2.6 million, of which approximately $47.5 million was used to repay our Credit Facility balance as of March 11, 2015. We intend to use the remaining amount for investments in income-producing properties or investments in commercial loans secured by commercial real estate. The Company intends to settle the Notes in cash upon conversion with any excess conversion value to be settled in shares of our common stock.

Acquisitions and Investments. No income properties were acquired during the three months ended March 31, 2015. We are targeting investments in income-producing properties or investments in commercial loans during the remainder of 2015 of between $70.0 million and $90.0 million. We would expect to fund these acquisitions and investments utilizing our cash on hand, including the net proceeds from the convertible debt offering, the available capacity under our Credit Facility, cash from operations, and proceeds from the dispositions of non-core income properties or transactions in our land assets, which we expect will qualify under the like-kind exchange deferred-tax structure.

Capital Expenditures. In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac Petroleum, Inc. (“RaceTrac”) in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500, and can be paid over five years from sales of the remaining land or at the end of the fifth year. As of December 31, 2013, the Company deposited $283,500 of cash in escrow related to the improvements which was classified as restricted cash in the consolidated balance sheets as of March 31, 2015 and December 31, 2014. Accordingly, as of March 31, 2015, the remaining maximum commitment is $693,000.

As of March 31, 2015, the Company is committed to fund approximately $832,000 of the total $6.3 million first mortgage commitment for the redevelopment of an existing vacant retail property into a Container Store in Glendale, Arizona. Through March 31, 2015, approximately $5.5 million has been funded. The remaining $832,000 may be drawn by the borrower as construction costs are incurred. Construction was completed during the three months ended March 31, 2015 and the Container Store opened on February 7, 2015. Approximately $733,000 of the remaining commitment was funded during April 2015.

In March 2015, the Company entered into two separate construction agreements for certain tenant improvements required by an executed lease expansion and extension at the Mason Commerce Center as well as a newly executed lease at the Williamson Business Center property. No costs have been incurred as of March 31, 2015 under these agreements and therefore, the total remaining commitment as of March 31, 2015 is approximately $1.3 million.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with our cash on hand, including net proceeds from the convertible debt offering, cash flow from our operations, and the available borrowing capacity of approximately $57.5 million under the Credit Facility, based on the borrowing base requirements, as of March 31, 2015.

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

The Company repurchased 4,660 shares of its common stock at a cost of approximately $105,000 through December 31, 2013. During 2014, the Company repurchased an additional 25,836 shares of its common stock on the open market for a total cost of approximately $928,000 and placed those shares in treasury. No shares were repurchased during the three months ended March 31, 2015. Pursuant to a covenant in our Credit Facility, which includes the Odd-Lot Buy-Back Program as part of our stock repurchase capacity, the maximum approximate dollar value of shares that may yet be purchased under the plan or program was approximately $6.5 million as of March 31, 2015.

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2014. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the three months ended March 31, 2015, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We are primarily exposed to interest rate risk on our outstanding debt borrowings, which totaled approximately $135.4 million, at face value, at March 31, 2015. No amount is outstanding on our $75.0 million revolving Credit Facility, which bears a variable rate of interest based on the 30-day LIBOR and our level of borrowing as a percentage of our total asset value. Approximately $135.4 million of our face value of outstanding debt bears interest at a weighted average fixed rate of 4.28%. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would not significantly affect our financial position, results of operations, and cash as our outstanding debt is at fixed rates as of March 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of March 31, 2015, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We wish to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year-ended December 31, 2015, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market in the City and Volusia County, Florida; the impact of a prolonged recession or further downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of environmental and land use regulations; extreme or severe weather conditions; the impact of competitive real estate activity; variability in quarterly results due to the unpredictable timing of land transactions; the loss of any major income property tenants; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to those risk factors. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2015, which were not previously reported.

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

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

May 6, 2015	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

May 6, 2015	By:	/s/ Mark E. Patten
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)