Form 10-Q
period 2015-06-30
CONSOLIDATED TOMOKA LAND CO
filed 2015-07-31
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Class of Common Stock Outstanding

July 23, 2015

$1.00 par value 5,994,362

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2015	December 31, 2014
ASSETS
Property, Plant, and Equipment:
Income Properties, Land, Buildings, and Improvements	$192,475,053	$191,634,698
Golf Buildings, Improvements, and Equipment	3,429,594	3,323,177
Other Furnishings and Equipment	1,018,831	1,008,150
Construction in Progress	884,627	—

Total Property, Plant, and Equipment	197,808,105	195,966,025
Less, Accumulated Depreciation and Amortization	(15,972,692)	(15,177,102)

Property, Plant, and Equipment—Net	181,835,413	180,788,923
Land and Development Costs	38,511,871	38,071,264
Intangible Assets—Net	10,475,708	10,352,123
Impact Fee and Mitigation Credits	4,773,033	5,195,764
Commercial Loan Investments	23,960,467	30,208,074
Cash and Cash Equivalents	31,674,420	1,881,195
Restricted Cash	1,493,395	4,440,098
Investment Securities	6,811,429	821,436
Refundable Income Taxes	707,768	267,280
Other Assets	5,566,744	4,566,291

Total Assets	$305,810,248	$276,592,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,391,498	$859,225
Accrued and Other Liabilities	6,680,649	6,071,202
Deferred Revenue	1,147,277	2,718,543
Accrued Stock-Based Compensation	263,982	560,326
Deferred Income Taxes—Net	35,515,496	34,038,442
Long-Term Debt	129,625,551	103,940,011

Total Liabilities	174,624,453	148,187,749

Shareholders’ Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 6,050,466 shares issued and 5,994,232 shares outstanding at June 30, 2015; 5,922,130 shares issued and 5,881,660 shares outstanding at December 31, 2014	5,880,133	5,862,063
Treasury Stock – 56,234 shares at June 30, 2015; 40,470 shares at December 31, 2014	(2,240,261)	(1,381,566)
Additional Paid-In Capital	14,713,763	11,289,846
Retained Earnings	112,905,901	112,561,115
Accumulated Other Comprehensive Income (Loss)	(73,741)	73,241

Total Shareholders’ Equity	131,185,795	128,404,699

Total Liabilities and Shareholders’ Equity	$305,810,248	$276,592,448

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Revenues
Income Properties	$4,132,052	$3,552,130	$8,392,727	$6,956,489
Interest Income from Commercial Loan Investments	638,710	255,769	1,270,194	1,199,659
Real Estate Operations	1,368,141	1,053,585	2,227,942	2,402,832
Golf Operations	1,448,567	1,432,398	2,985,993	2,849,777
Agriculture and Other Income	20,738	17,477	39,677	75,321

Total Revenues	7,608,208	6,311,359	14,916,533	13,484,078

Direct Cost of Revenues
Income Properties	(682,887)	(484,492)	(1,323,733)	(824,511)
Real Estate Operations	(305,853)	(193,627)	(904,576)	(445,577)
Golf Operations	(1,456,232)	(1,512,194)	(2,845,844)	(2,845,220)
Agriculture and Other Income	(43,195)	(49,119)	(98,346)	(110,532)

Total Direct Cost of Revenues	(2,488,167)	(2,239,432)	(5,172,499)	(4,225,840)
General and Administrative Expenses	(1,874,877)	(1,545,247)	(3,344,643)	(3,055,681)
Impairment Charges	—	—	(510,041)	—
Depreciation and Amortization	(1,071,752)	(846,381)	(2,227,491)	(1,618,389)
Gain on Disposition of Assets	12,749	—	18,189	—

Total Operating Expenses	(5,422,047)	(4,631,060)	(11,236,485)	(8,899,910)

Operating Income	2,186,161	1,680,299	3,680,048	4,584,168
Investment Income	74,818	14,371	225,277	28,318
Interest Expense	(1,888,434)	(517,778)	(2,954,936)	(985,429)

Income Before Income Tax Expense	372,545	1,176,892	950,389	3,627,057
Income Tax Expense	(147,928)	(453,984)	(372,416)	(1,403,742)

Net Income	$224,617	722,908	$577,973	2,223,315

Per Share Information:
Basic and Diluted
Net Income	$0.04	$0.13	$0.10	$0.39

Dividends Declared and Paid	$0.04	$0.03	$0.04	$0.03

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Income	$224,617	$722,908	$577,973	$2,223,315

Other Comprehensive Income (Loss)
Realized Gain on Investment Securities Sold (Net of Tax of $-0- and $(49,240) for the three and six months ended June 30, 2015, respectively)	—	—	(81,551)	—
Unrealized Gain (Loss) on Investment Securities (Net of Tax of $(185,294) and $22,185 for the three months ended June 30, 2015 and 2014, respectively, and Net of Tax of $(41,094) and $49,430 for the six months ended June 30, 2015 and 2014, respectively)	(295,050)	35,326	(65,431)	78,709

Total Other Comprehensive Income (Loss), Net of Tax	(295,050)	35,326	(146,982)	78,709

Total Comprehensive Income (Loss)	$(70,433)	$758,234	$430,991	$2,302,024

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance December 31, 2014	$5,862,063	$(1,381,566)	$11,289,846	$112,561,115	$73,241	$128,404,699
Net Income	—	—	—	577,973	—	577,973
Stock Repurchase	—	(858,695)	—	—	—	(858,695)
Equity Component of Convertible Debt	—	—	2,130,002	—	—	2,130,002
Exercise of Stock Options	14,150	—	470,955	—	—	485,105
Vested Restricted Stock	3,556	—	(33,119)	—	—	(29,563)
Stock Issuance	364	—	19,575	—	—	19,939
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	836,504	—	—	836,504
Cash Dividends ($0.04 per share)	—	—	—	(233,187)	—	(233,187)
Other Comprehensive Loss, Net of Tax	—	—	—	—	(146,982)	(146,982)

Balance June 30, 2015	$5,880,133	$(2,240,261)	$14,713,763	$112,905,901	$(73,741)	$131,185,795

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2015	2014
Cash Flow from Operating Activities:
Net Income	$577,973	$2,223,315
Adjustments to Reconcile Net Income to Net Cash Used In Operating Activities:
Depreciation and Amortization	2,227,491	1,618,389
Loan Cost Amortization	167,036	109,550
Amortization of Discount on Convertible Debt	318,197	—
Amortization of Discount on Debt Securities within Investment Securities	(4,228)	—
Gain on Disposition Property, Plant, and Equipment and Intangible Assets	(18,189)	—
Impairment Charges	510,041	—
Discount Accretion on Commercial Loan Investments	—	(649,658)
Accretion of Commercial Loan Investments Origination Fees	(58,424)	(3,212)
Amortization of Fees on Acquisition of Commercial Loan Investments	—	29,711
Realized Gain on Investment Securities	(130,791)	—
Realized Gain on Put Option Investment	(24,915)	—
Deferred Income Taxes	229,744	187,407
Non-Cash Stock-Based Compensation	621,724	602,118
Decrease (Increase) in Assets:
Refundable Income Taxes	(440,488)	—
Land and Development Costs	(440,607)	(1,691,204)
Impact Fees and Mitigation Credits	422,731	168,674
Net Pension Asset	—	(56,757)
Other Assets	(1,167,489)	(453,763)
Increase (Decrease) in Liabilities:
Accounts Payable	532,273	699,338
Accrued and Other Liabilities	613,782	580,251
Deferred Revenue	(1,571,266)	(1,624,422)
Income Taxes Payable	—	(897,517)

Net Cash Provided by Operating Activities	2,364,595	842,220

Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment	(8,960,828)	(15,631,538)
Acquisition of Intangible Assets	(1,172,952)	(751,482)
Acquisition of Commercial Loan Investments	(894,878)	(16,948,338)
Decrease (Increase) in Restricted Cash	2,946,703	(475,863)
Proceeds from Sale of Investment Securities	834,964	—
Proceeds from Sale of Put Options	78,995	—
Acquisition of Investment Securities	(6,927,254)	—
Proceeds from Disposition of Property, Plant, and Equipment	6,185,947	—
Principal Payments Received on Commercial Loan Investments	7,200,909	19,465,000

Net Cash Used In Investing Activities	(708,394)	(14,342,221)

Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	76,375,000	31,000,000
Payments on Long-Term Debt	(47,540,011)	(18,000,000)
Cash Proceeds from Exercise of Stock Options	423,480	461,938
Cash Used to Purchase Common Stock	(858,695)	(927,912)
Cash from Excess Tax Benefit (Expense) from Vesting of Restricted Stock	(29,563)	134,852
Dividends Paid	(233,187)	(171,904)

Net Cash Provided By Financing Activities	28,137,024	12,496,974

Net Increase (Decrease) in Cash	29,793,225	(1,003,027)
Cash, Beginning of Year	1,881,195	4,932,512

Cash, End of Period	$31,674,420	$3,929,485

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Income taxes totaling approximately $577,000 and $2.0 million were paid during the six months ended June 30, 2015 and 2014, respectively.

Interest totaling approximately $1.5 million and $880,000 was paid during the six months ended June 30, 2015 and 2014, respectively. Interest of approximately $11,000 was capitalized during the six months ended June 30, 2014, with no interest capitalized during the six months ended June 30, 2015.

During the six months ended June 30, 2015, in connection with the issuance of the Company’s $75.0 million convertible senior notes due 2020, approximately $2.1 million of the issuance was allocated to the equity component for the conversion option. This non-cash allocation was reflected on the balance sheet as a decrease in long-term debt of approximately $3.4 and an increase in deferred income taxes of approximately $1.3 million.

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS

Description of Business

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own and manage forty-two commercial real estate properties in ten states in the U.S. As of June 30, 2015, we owned thirty-five single-tenant and seven multi-tenant income-producing properties with over 1,160,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,500 acres. As of June 30, 2015, we had three commercial loan investments including one fixed-rate and one variable–rate mezzanine commercial mortgage loan and a variable-rate B-Note. Our golf operations consist of the LPGA International golf club, which is managed by a third party. We also lease property for twenty-one billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

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

The results of operations for the six months ended June 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015.

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

Because of the fluctuating market conditions that currently exist in the Florida and national real estate markets, and the volatility and uncertainty in the financial and credit markets, it is possible that the estimates and assumptions, most notably those related to the Company’s investment in income properties could change materially during the time span associated with the continued volatility of the real estate and financial markets or as a result of a significant dislocation in those markets.

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS (continued)

Fair Value Measurements

The Company’s estimates of fair value of financial and non-financial assets and liabilities is based on the framework established in the fair value accounting guidance. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, investment securities, accounts receivable, and accounts payable at June 30, 2015 and December 31, 2014, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s investments in commercial loans approximates fair value at June 30, 2015 and December 31, 2014, since the floating and fixed rates of the loans reasonably approximate current market rates for notes with similar risks and maturities. The carrying amount of the Company’s long-term debt approximates fair value at June 30, 2015 and December 31, 2014, since the floating rate of our credit facility and the fixed rates of our secured financings and convertible debt reasonably approximate current market rates for notes with similar risks and maturities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and bank demand accounts. As of June 30, 2015, cash and cash equivalents included $28.2 million in money market funds which are valued as Level 2 investments.

Restricted Cash

Restricted cash totaled approximately $1.5 million at June 30, 2015 of which approximately $276,000 remaining from two land sales is being held in escrow to be reinvested through the like-kind exchange structure into another income property. Additionally, approximately $584,000 is being held in a reserve related to certain required tenant improvements for the Lowes in Katy, Texas; approximately $349,000 is being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013; and approximately $285,000 is being held in escrow related to a land transaction which closed in December 2013.

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

Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in investment income in the consolidated statements of operations. With respect to debt securities, when the fair value of a debt security classified as available-for-sale is less than its amortized cost, management assesses whether or not: (i) it has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions are met, the Company must recognize an other-than-temporary impairment through earnings for the differences between the debt security’s amortized cost basis and its fair value, and such amount is included in investment income in the consolidated statements of operations. There were no other-than-temporary impairments during the six months ended June 30, 2015 or 2014.

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

Derivative Financial Instruments

Derivative instruments are classified as either assets or liabilities in the consolidated balance sheets at fair value. The derivatives outstanding as of June 30, 2015 are not designated as hedging instruments and, accordingly, the changes in fair value (i.e. gains or losses) are recorded in the consolidated statements of operations through investment income. The fair value of the Company’s derivatives not designated as hedging instruments are measured quarterly, on a recurring basis, using Level 2 inputs. The Company’s derivatives outstanding as of June 30, 2015 are for put options sold related to common stock investments within investment securities. The liability for the fair market value of the put options sold is included on the consolidated balance sheet in accrued and other liabilities. The Company had no derivatives outstanding as of December 31, 2014.

Impact Fees and Mitigation Credits

Impact fees and mitigation credits are stated at the lower of cost or market. As these assets are sold, the related revenues and cost basis are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations.

Classification of Loans

Loans held for investment are stated at the principal amount outstanding and include the unamortized deferred loan fees in accordance with GAAP.

Commercial Loan Investment Impairment

The Company’s commercial loans are held for investment. For each loan, the Company evaluates the performance of the collateral property and the financial and operating capabilities of the borrower/guarantor, in part, to assess whether any deterioration in the credit has occurred and for possible impairment of the loan. Impairment would reflect the Company’s determination that it is probable that all amounts due according to the contractual terms of the loan would not be collected. Impairment is measured based on the present value of the expected future cash flows from the loan discounted at the effective rate of the loan or the fair value of the collateral. Upon determination of an impairment, the Company would record an allowance to reduce the carrying value of the loan with a corresponding recognition of loss in the results of operations. Significant exercise of judgment is required in determining impairment, including assumptions regarding the estimate of expected future cash flows, collectability of the loan, the value of the underlying collateral and other factors including the existence of guarantees. The Company has determined that, as of June 30, 2015, no allowance for impairment was required.

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS (continued)

Recognition of Interest Income from Commercial Loan Investments

Interest income on commercial loan investments includes interest payments made by the borrower and the accretion of purchase discounts and loan origination fees, offset by the amortization of fees. Interest payments are accrued based on the actual coupon rate and the outstanding principal balance, and purchase discounts and origination fees are accreted into income using the effective yield method, adjusted for prepayments.

Reclassifications

Certain items in the prior period’s consolidated balance sheet and statement of operations have been reclassified to conform to the presentation as of and for the six months ended June 30, 2015. Specifically, land, timber, and subsurface interests were previously stated as a separate line item within property, plant, and equipment and accumulated depreciation on the consolidated balance sheets, and are now included with land, timber, and development costs as all of the costs are related to the Company’s land portfolio of over 10,500 acres. The amount reclassified to land, timber, and development costs was approximately $14.9 million as of December 31, 2014. Also, third-party purchase price allocations performed during the six months ended June 30, 2015 related to three 2014 income property acquisitions resulted in a revised allocation between income properties, land, buildings, and improvements, intangible assets, and accrued and other liabilities. As of December 31, 2014, the reclassifications made relating to the purchase price allocations were to increase intangible assets by approximately $3.0 million, decrease income properties, land, buildings, and improvements by approximately $2.3 million, and increase accrued and other liabilities by approximately $670,000. In addition, revenue and cost of sales related to impact fees sold were previously reported net in the consolidated statements of income. Current presentation reports the revenues and cost basis of impact fees sold as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations. The increase in revenues and the direct costs of revenues was approximately $50,000 and $123,000 for the three and six months ended June 30, 2014, respectively. These reclassifications had an immaterial effect on total assets as of December 31, 2014 and no effect on net income as of and for the three and six months ended June 30, 2014.

NOTE 2. INCOME PROPERTIES

During the six months ended June 30, 2015, the Company acquired two properties, one single-tenant income property and one vacant pad site, at an aggregate acquisition cost of approximately $9.1 million. Of the total acquisition cost, approximately $2.4 million was allocated to land, approximately $5.5 million was allocated to buildings and improvements, and approximately $1.2 million was allocated to intangible assets pertaining to the in-place lease value and leasing fees. The amortization period for the approximate $1.2 million allocated to intangible assets is approximately 14.8 years. The properties acquired during the six months ended June 30, 2015 include the following:

•	On May 18, 2015, the Company acquired a 23,329 square-foot property situated on 2.46 acres in Glendale, Arizona at a purchase price of approximately $8.6 million. The property is leased to The Container Store with a term of approximately 15 years having commenced in February 2015, with rent increases every 5 years. In a separate transaction, the Company’s approximately $6.2 million first mortgage loan to the developer of the property, which would have matured in November 2015, was paid off by the borrower at par.

•	On May 28, 2015, the Company acquired a 0.71 acre vacant outparcel located at The Grove at Winter Park in Winter Park, Florida at a purchase price of $409,000.

During the six months ended June 30, 2015, independent third-party purchase price allocation valuations were completed on three of the four income properties acquired during the year ended December 31, 2014 for a total purchase price of approximately $39.1 million. As a result of the valuations, the allocation of the total purchase price to intangible assets was increased by approximately $3.0 million while the allocation to income properties, land, buildings, and improvements decreased by approximately $2.3 million. In addition, the allocation to intangible lease liabilities was approximately $670,000 causing an increase in accrued and other liabilities of that amount.

On April 17, 2015, the Company sold its interest in two 13,813 square-foot buildings, located in Sanford and Sebastian, Florida, which were both under lease to Holiday CVS L.L.C., a wholly-owned subsidiary of CVS Health (“CVS”), but had been vacated by the tenant in a previous year, with a weighted average remaining lease term of 8.7 years, for proceeds of $6.4 million, generating a pre-tax loss of approximately $497,000 or approximately $0.05 per share, after tax. During the quarter ended March 31, 2015, the Company recognized an impairment charge of approximately $510,000 in connection with these sales; therefore, an adjustment of that charge in the amount of approximately $13,000 was recognized during the quarter ended June 30, 2015.

NOTE 2. INCOME PROPERTIES (continued)

Additionally, during the six months ended June 30, 2015, tenant improvements totaling approximately $849,000 were completed related to (i) the Teledyne ODI (“Teledyne”) lease of approximately 15,000 square feet at the Williamson Business Park, for which the certificate of occupancy was received on July 7, 2015 and rent commenced on July 20, 2015, and (ii) the expanded and extended State of Florida Department of Revenue (“DOR”) lease of 21,000 square feet at the Mason Commerce Center building.

During the six months ended June 30, 2014, the Company acquired one income property at an acquisition cost of approximately $14.7 million. Of the total acquisition cost, approximately $9.4 million was allocated to land, approximately $3.5 million was allocated to buildings and improvements, and approximately $1.8 million was allocated to intangible assets pertaining to the in-place lease value and leasing fees. The amortization period for the approximate $1.8 million allocated to intangible assets is approximately 12.8 years. Additionally, during the six months ended June 30, 2014, construction was completed on two self-developed properties, known as the Williamson Business Park, in Daytona Beach, Florida for a total cost of approximately $2.4 million of which approximately $2.2 million was incurred for building and improvements and approximately $200,000 was related to the transfer of basis in the previously owned land.

NOTE 3. COMMERCIAL LOAN INVESTMENTS

During the three months ended June 30, 2015, two of the Company’s commercial loan investments were paid in full, at par. The construction loan to the developer of the Container Store in Glendale, Arizona was paid in full on May 18, 2015 with total principal received of approximately $6.2 million. On June 30, 2015, the development loan on entitled land in Ormond Beach, Florida was paid in full with total principal received of $1.0 million. Also during the three months ended June 30, 2015, the approximate $9.0 million B-Note secured by a retail shopping center located in Sarasota, Florida was extended one year to June 9, 2016 which included the rate increasing by 25 basis points and the borrower providing additional collateral on the loan.

As of June 30, 2015, the Company owned three performing commercial loan investments which have an aggregate outstanding principal balance of approximately $24.0 million. These loans are secured by real estate, or the borrower’s equity interest in real estate located in Dallas, Texas, Sarasota, Florida, and Atlanta, Georgia and have an average remaining maturity of approximately 1.6 years and a weighted average interest rate of 8.5%.

The Company’s commercial loan investment portfolio was comprised of the following at June 30, 2015:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Mezz – Hotel – Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2016	8,960,467	8,960,467	8,960,467	30-day LIBOR plus 7.50%
Mezz – Hotel, Dallas, TX	September 2014	September 2016	10,000,000	10,000,000	10,000,000	30-day LIBOR plus 7.25%

Total			$23,960,467	$23,960,467	$23,960,467

The Company’s commercial loan investment portfolio was comprised of the following at December 31, 2014:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Mezz – Hotel, Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%
Construction – Container Store, Glendale, AZ	May 2014	November 2015	6,300,000	5,306,031	5,247,607	6.00%
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2015	8,960,467	8,960,467	8,960,467	30-day LIBOR plus 7.25%
Mezz – Hotel, Dallas, TX	September 2014	September 2016	10,000,000	10,000,000	10,000,000	30-day LIBOR plus 7.25%
Development – Real Estate, Ormond Beach, FL	November 2014	November 2015	1,000,000	1,000,000	1,000,000	30-day LIBOR plus 7.25%

Total			$31,260,467	$30,266,498	$30,208,074

NOTE 3. COMMERCIAL LOAN INVESTMENTS (continued)

The carrying value of the commercial loan investment as of December 31, 2014 consisted of the following:

Total
Current Face Amount	$30,266,498
Unaccreted Origination Fees	(58,424)

Total Commercial Loan Investments	$30,208,074

NOTE 4. LAND AND SUBSURFACE INTERESTS

During the six months ended June 30, 2015, the Company sold approximately 3.9 acres. On June 1, 2015, the Company sold approximately 3.0 acres of land located on the south side of LPGA Boulevard, just east of Clyde Morris Boulevard, at a sales price of $505,000, or approximately $167,000 per acre, for a gain of approximately $476,000. On June 17, 2015, the Company sold approximately 0.9 acres of land located in Highlands County, at a sales price of $250,000 for a gain of approximately $223,000.

During the six months ended June 30, 2014, the Company sold approximately 3.1 acres to Halifax Humane Society, Inc. (“HHS”) for $391,500, or approximately $128,000 per acre, for a gain of approximately $347,000. This parcel is located on LPGA Boulevard, just west of I-95 in Daytona Beach, Florida and is adjacent to an existing property owned by HHS.

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

Lease income generated by the Oil Lease Amendment is being recognized on a straight-line basis over the guaranteed lease term. For the three months ended June 30, 2015 and 2014, lease income of approximately $465,000 and $821,000 was recognized, respectively. For the six months ended June 30, 2015 and 2014, lease income of approximately $925,000 and $1.6 million was recognized, respectively. There can be no assurance that the Oil Lease Amendment will be extended beyond the expiration of the current term of September 2015 or, if renewed, on similar terms or conditions.

In addition, the Company generated revenue of approximately $73,000 and $123,000 during the three months ended June 30, 2015 and 2014, respectively, from fill dirt excavation agreements, while no revenue was recognized on fill dirt excavation agreements during the three months ended March 31, 2015 or 2014.

NOTE 5. INVESTMENT SECURITIES

The Company purchased approximately $730,000 of preferred stock during December 2013, a small portion of which was sold during the fourth quarter of 2014 with the remainder being sold during the first quarter of 2015. During the six months ended June 30, 2015 the Company purchased approximately $6.9 million of common stock and debt securities.

Available-for-Sale securities consisted of the following as of June 30, 2015:

	As of June 30, 2015
	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value (Level 1 and 2 Inputs)
Debt Securities	$1,929,234	$145,766	$—	$2,075,000

Total Debt Securities	1,929,234	145,766	—	2,075,000

Common Stock	5,002,248	—	(265,819)	4,736,429

Total Equity Securities	5,002,248	—	(265,819)	4,736,429

Total Available-for-Sale Securities	$6,931,482	$145,766	$(265,819)	$6,811,429

During the six months ended June 30, 2015, gross unrealized losses of approximately $106,000, net of tax of approximately $41,000, were recorded through other comprehensive income. The gross unrealized losses of approximately $106,000 include the gross unrealized loss as seen above of approximately $120,000, offset by the approximate $14,000 in gross unrealized gains on the preferred stock investments prior to their sale in the first quarter of 2015.

The debt securities have a maturity date of 5 – 10 years from June 30, 2015.

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

During the six months ended June 30, 2014, gross unrealized gains of approximately $128,000, net of tax of approximately $49,000, were recorded through other comprehensive income.

Following is a table reflecting the sale of investment securities and gains recognized during the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,
	2015	2014
Proceeds from the Disposition of Equity Securities	$834,964	$—
Cost Basis of Investment Securities Sold	(704,173)	—

Gain recognized in Statement of Operations on the Disposition of Equity Securities	$130,791	$—

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents	$31,674,420	$31,674,420	$1,881,195	$1,881,195
Restricted Cash	1,493,395	1,493,395	4,440,098	4,440,098
Investment Securities	6,811,429	6,811,429	821,436	821,436
Commercial Loan Investments	23,960,467	23,960,467	30,208,074	30,266,498
Long-Term Debt	129,625,551	129,625,551	103,940,011	103,940,011

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

NOTE 7. INTANGIBLE ASSETS

Intangible assets and liabilities consisted of the following as of June 30, 2015 and December 31, 2014:

	As of
	June 30, 2015	December 31, 2014
Intangible Lease Assets:
Value of In-Place Leases, net	$8,708,873	$9,043,617
Value of Above Market In-Place Leases, net	271,844	330,424
Value of Intangible Leasing Costs, net	1,494,991	978,082

Sub-total Intangible Lease Assets	10,475,708	10,352,123

Intangible Lease Liabilities (included in accrued and other liabilities):
Value of Below Market In-Place Leases, net	(611,278)	(669,693)

Sub-total Intangible Lease Liabilities	(611,278)	(669,693)

Total Intangible Assets—Net	$9,864,430	$9,682,430

Accumulated amortization was approximately $4.0 million and $3.6 million as of June 30, 2015 and December 31, 2014, respectively. Amortization expense for the three months ended June 30, 2015 and 2014 was approximately $296,000 and $181,000, respectively. Amortization expense for the six months ended June 30, 2015 and 2014 was approximately $718,000 and $350,000, respectively.

The estimated future amortization expense related to net intangible assets is as follows:

Year Ending December 31,	Amount
Remainder of 2015	$610,812
2016	1,176,098
2017	1,089,183
2018	1,072,878
2019	1,056,927
2020	871,768
Thereafter	3,986,764

Total	$9,864,430

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

During the first quarter of 2015, an impairment charge of approximately $510,000 was recognized on the income properties held for sale as of March 31, 2015, for which the sale closed on April 17, 2015. The total impairment charge represented the loss on the sale of approximately $277,000 plus estimated closing costs of approximately $233,000. As the actual loss on the sale was approximately $497,000, an adjustment of that charge in the amount of approximately $13,000 was recognized during the three months ended June 30, 2015. During the six months ended June 30, 2014, no impairment charges were recognized.

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

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income Available to Common Shareholders:
Net Income	$224,617	$722,908	$577,973	$2,223,315

Weighted Average Shares Outstanding	5,822,815	5,743,450	5,824,717	5,744,390
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	22,719	22,774	27,356	12,952

Total Shares Applicable to Diluted Earnings Per Share	5,845,534	5,766,224	5,852,073	5,757,342

Basic and Diluted Per Share Information:
Net Income	$0.04	$0.13	$0.10	$0.39

The effect of 25,000 and 40,200 potentially dilutive securities were not included for the three and six months ended June 30, 2015, respectively, as the effect would be antidilutive. The effect of 38,800 potentially dilutive securities were not included for the three and six months ended June 30, 2014, respectively, as the effect would be antidilutive.

The Company intends to settle its 4.50% Convertible Senior Notes due 2020 (the “Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Notes have no impact on diluted net income per share until the price of our common stock exceeds the conversion price of $68.90. The average price of our common stock during the three and six months ended June 30, 2015 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

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

NOTE 10. TREASURY STOCK (continued)

The Company repurchased 4,660 shares of its common stock at a cost of approximately $105,000 through December 31, 2013. During 2014, the Company repurchased 25,836 shares of its common stock on the open market for a total cost of approximately $928,000 and placed those shares in treasury. During the three months ended June 30, 2015, the Company repurchased an additional 15,764 shares of its common stock on the open market for a total cost of approximately $859,000 and placed those shares in treasury. Pursuant to a covenant in our Credit Facility, which includes the Odd-Lot Buy-Back Program as part of our stock repurchase capacity, the maximum approximate dollar value of shares that may yet be purchased under the plan or program was approximately $5.7 million as of June 30, 2015.

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

At June 30, 2015, the current commitment level under the Credit Facility, was $75.0 million. As a result of the amendment to the Credit Facility the available borrowing capacity under the Credit Facility was approximately $57.2 million subject to the borrowing base requirements.

The Credit Facility is subject to customary restrictive covenants, including, but not limited to, limitations on the Company’s ability to:(a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. In addition, the Company is subject to various financial maintenance covenants, including, but not limited to, a maximum indebtedness ratio, a maximum secured indebtedness ratio, and a minimum fixed charge coverage ratio. The Credit Facility also contains affirmative covenants and events of default, including, but not limited to, a cross default to the Company’s other indebtedness and upon the occurrence of a change of control. The Company’s failure to comply with these covenants or the occurrence of an event of default could result in acceleration of the Company’s debt and other financial obligations under the Credit Facility.

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

September 30, 2014, the Company closed on a $30.0 million loan originated with Wells Fargo Bank, N.A., secured by its interest in six income properties. The mortgage loan matures in October 2034, and carries a fixed rate of 4.33% per annum during the first ten years of the term, and requires payments of interest only during the first ten years of the loan. After the tenth anniversary of the effective date of the loan, the cash flows generated by the underlying six income properties must be used to pay down the principal balance of the loan until paid off or until the loan matures. The loan is fully pre-payable after the tenth anniversary date of the effective date of the loan.

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

NOTE 11. LONG-TERM DEBT (continued)

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Common Stock, the trading price per $1,000 principal amount of Notes, or specified corporate events. The Company may not redeem the Notes prior to the stated maturity date and no sinking fund is provided for the Notes. The Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Notes in cash upon conversion with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized to interest expense through the maturity date of the Notes. As of June 30, 2015 the unamortized debt discount of our Notes was approximately $5.8 million.

Net proceeds from issuance of the Notes was approximately $72.4 million (net of the cash discount paid of approximately $2.6 million) of which approximately $47.5 million was used to repay our Credit Facility balance as of March 11, 2015. We intend to use the remaining amount for investments in income-producing properties or investments in commercial loans secured by commercial real estate.

Long-term debt consisted of the following:

	June 30, 2015
	Total	Due Within One Year
Credit Facility	$—	$—
Mortgage Note Payable (originated with UBS)	7,300,000	—
Mortgage Note Payable (originated with BOA)	23,100,000	—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—
4.50% Convertible Senior Notes due 2020, net of discount	69,225,551	—

Total Long-Term Debt	$129,625,551	$—

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending December 31,	Amount
Remainder of 2015	$—
2016	—
2017	—
2018	7,300,000
2019	—
2020	75,000,000
Thereafter	53,100,000

Total Long-Term Debt	$135,400,000

NOTE 11. LONG-TERM DEBT (continued)

The carrying value of long-term debt as of June 30, 2015 consisted of the following:

Total
Current Face Amount	$135,400,000
Unamortized Discount on Convertible Debt	(5,774,449)

Total Long-Term Debt	$129,625,551

For the three months ended June 30, 2015, interest expense was approximately $1.5 million with approximately $665,000 paid during the period. For the six months ended June 30, 2015, interest expense was approximately $2.5 million with approximately $1.5 million paid during the period. No interest was capitalized during the three or six months ended June 30, 2015.

For the three months ended June 30, 2014, interest expense was approximately $463,000 with approximately $502,000 paid during the period. For the six months ended June 30, 2014, interest expense was approximately $876,000 with approximately $880,000 paid during the period. Interest of approximately $4,000 and $11,000 was capitalized during the three and six months ended June 30, 2014, respectively.

The amortization of loan costs incurred in connection with the Company’s long-term debt is included in interest expense in the consolidated financial statements. These loan costs are being amortized over the term of the respective loan agreements using the straight-line method, which approximates the effective interest method. For the three months ended June 30, 2015 and 2014, the amortization of loan costs totaled approximately $94,000 and $55,000, respectively. For the six months ended June 30, 2015 and 2014, the amortization of loan costs totaled approximately $167,000 and $110,000, respectively.

The amortization of the approximate $6.1 million discount on the Company’s Notes is also included in interest expense in the consolidated financial statements. The discount is being amortized over the term of the Notes using the effective interest method. For the three and six months ended June 30, 2015 the amortization of the discount was approximately $293,000 and $318,000, respectively. No amounts were recognized during the three or six months ended June 30, 2014 as the debt was issued in March 2015.

The Company was in compliance with all of its debt covenants as of June 30, 2015 and December 31, 2014.

NOTE 12. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	June 30, 2015	December 31, 2014
Golf Course Lease	$2,789,072	$2,973,898
Accrued Property Taxes	659,222	—
Other Post-Retirement Benefits	—	142,797
Reserve for Tenant Improvements	577,429	551,250
Accrued Interest	1,236,006	197,929
Environmental Reserve	96,238	108,733
Below Market In-Place Leases, net	611,278	669,693
Put Options	54,080	—
Other	657,324	1,426,902

Total Accrued and Other Liabilities	$6,680,649	$6,071,202

NOTE 12. ACCRUED AND OTHER LIABILITIES (continued)

In July 2012, the Company entered into an agreement with the City of Daytona Beach, Florida (the “City”) to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”), Under the Lease Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, will remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of June 30, 2015, approximately $1.9 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

In connection with the acquisition of the Lowes on April 22, 2014, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which are not required to be completed until December 2016. As of June 30, 2015, approximately $100,000 of these tenant improvements had been completed and funded.

During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida that previously had environmental remediation work performed. Approximately $14,000 in costs have been incurred through June 30, 2015.

NOTE 13. DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	June 30, 2015	December 31, 2014
Deferred Oil Exploration Lease Revenue	$429,469	$1,354,873
Deferred Land Sale Revenue	—	87,581
Prepaid Rent	489,340	674,165
Escrow Reserve, Container Store Loan	—	144,124
Escrow Reserve, Plantation Oaks Loan	—	65,216
Other Deferred Revenue	228,468	392,584

Total Deferred Revenue	$1,147,277	$2,718,543

On September 19, 2014, the Company received an approximate $1.9 million rent payment for the fourth year of the Company’s eight-year oil exploration lease, which is being recognized ratably over the 12 month lease period ending in September 2015.

In connection with the 75.6 acre land sale that closed in August 2014, approximately $597,000 of the $7.8 million sales price was deferred to be recognized as revenue on a percentage-of-completion basis as certain road improvements were completed. The road improvements were substantially completed as of March 31, 2015 and accordingly, through March 31, 2015, the entire approximate $597,000 of revenue had been recognized, with approximately $88,000 of the total recognized during the six months ended June 30, 2015.

NOTE 14. PENSION PLAN

The Company maintained a Defined Benefit Pension Plan (the “Pension Plan”) which had been, prior to December 31, 2011, for all employees who had attained the age of 21 and completed one year of service.

On October 23, 2013 the Company’s Board of Directors approved the commencement of the steps necessary to terminate the Pension Plan, pursuant to the Pension Plan, and, if necessary, for the Company to make the required level of contribution whereby the Pension Plan would have sufficient funds to pay all benefits owed participants and beneficiaries. On January 22, 2014, the Company’s Board of Directors approved the termination of the Pension Plan effective June 30, 2015. Termination of the Pension Plan was completed through the distribution of the Pension Plan assets to participants and beneficiaries through either the purchase of an annuity from an insurance company or, payment of the benefit owed in a one-time lump sum payment based on a final calculation of benefit as of June 30, 2015. The final termination settlement was completed during the six months ended December 31, 2014. The Company contributed approximately $43,000 to fully fund the Pension Plan to enable the distribution to participants of a lump sum benefit or the purchase of a life annuity to effectuate the termination. In addition, the Company incurred approximately $170,000 for the cost of legal and other advisors to complete the termination. During the six months ended June 30, 2015, the Company received the favorable determination letter from the IRS, which was the final step in terminating the Pension Plan.

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

The Company used a Monte Carlo simulation pricing model to determine the fair value of its awards that are based on market conditions. The determination of the fair value of market condition-based awards is affected by the Company’s stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of the awards, the relative performance of the Company’s stock price and shareholder returns to companies in its peer group, annual dividends, and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market conditions, provided the requisite service period is met.

A summary of activity during the six months ended June 30, 2015, is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding at December 31, 2014	5,067	$23.13
Granted	—	—
Vested	—	—
Forfeited	(567)	23.13

Outstanding at June 30, 2015	4,500	$23.13

As of June 30, 2015, there was approximately $8,000 of unrecognized compensation cost, adjusted for forfeitures, related to market condition non-vested restricted shares, which will be recognized over a remaining weighted average period of 0.4 years.

NOTE 15. STOCK-BASED COMPENSATION (continued)

Market Condition Grants of Restricted Shares

“Inducement” grants of 96,000 and 17,000 restricted shares of the Company’s common stock were awarded to Mr. Albright and Mr. Patten in 2011 and 2012, respectively. Mr. Albright’s restricted shares were granted outside of the 2010 Plan while Mr. Patten’s restricted shares were awarded under the 2010 Plan. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of Mr. Albright’s restricted stock award. The restricted shares will vest in six increments based upon the price per share of the Company’s common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of June 30, 2015, four increments of Mr. Albright’s and Mr. Patten’s grants had vested.

Additional “inducement” grants of 2,500 and 3,000 shares of restricted Company common stock were awarded to Mr. Smith and another officer, under the 2010 Plan, during the fourth quarter of 2014 and the first quarter of 2015, respectively. The restricted stock will vest in two increments based upon the price per share of Company common stock during the term of their employment (or within 60 days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices of $60 per share and $65 per share for the two increments. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of June 30, 2015 no increments of Mr. Smith’s or the other officer’s grants had vested.

A grant of 94,000 shares of restricted Company common stock was awarded to Mr. Albright, under the 2010 Plan, during the second quarter of 2015. The restricted stock will vest in seven increments based upon the price per share of Company common stock during the term of his employment (or within 60 days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices ranging from $60 per share for the first increment to $90 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to January 28, 2021, that increment of the restricted shares will be forfeited. As of June 30, 2015 no increments of this grant had vested.

The Company used a Monte Carlo simulation pricing model to determine the fair value of its awards that are based on market conditions. The determination of the fair value of market condition-based awards is affected by the Company’s stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the requisite performance term of the awards, the relative performance of the Company’s stock price and shareholder returns to companies in its peer group, annual dividends, and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market conditions, provided the requisite service period is met.

A summary of the activity for these awards during the six months ended June 30, 2015, is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Outstanding at December 31, 2014	40,500	$15.55
Granted	97,000	36.85
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2015	137,500	$30.58

As of June 30, 2015, there was approximately $3.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a remaining weighted average period of 1.6 years.

NOTE 15. STOCK-BASED COMPENSATION (continued)

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

On January 28, 2015, the Company granted to certain employees, which did not include Mr. Albright, 11,700 shares of non-vested restricted stock under the 2010 Plan. Additionally, on February 9, 2015, the Company granted 8,000 shares of non-vested restricted stock to Mr. Albright under the 2010 Plan. One-third of both awards of restricted shares will vest on each of the first, second, and third anniversaries of the January 28, 2015 grant date, provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control.

The Company’s determination of the fair value of the three year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date, less the present value of expected dividends during the vesting period. Compensation cost is recognized on a straight-line basis over the vesting period.

A summary of activity during the six months ended June 30, 2015, is presented below:

Three Year Vest Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Outstanding at December 31, 2014	14,200	$36.08
Granted	19,700	55.93
Vested	(4,734)	36.08
Forfeited	(833)	48.00

Outstanding at June 30, 2015	28,333	$49.53

As of June 30, 2015, there was approximately $1.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 2.4 years.

Non-Qualified Stock Option Awards

Pursuant to the Non-Qualified Stock Option Award Agreements between the Company and Messrs. Albright, Patten, and Smith, each of these Company employees was granted an option to purchase 50,000, 10,000, and 10,000 shares of Company common stock, in 2011, 2012, and 2014, respectively, under the 2010 Plan with an exercise price per share equal to the fair market value on their respective grant dates. One-third of the options will vest on each of the first, second, and third anniversaries of their respective grant dates, provided the recipient is an employee of the Company on those dates. In addition, any unvested portion of the options will vest upon a change in control. The options expire on the earliest of: (a) the tenth anniversary of the grant date; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

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

On February 9, 2015, the Company granted to Mr. Albright an option to purchase 20,000 shares of the Company’s common stock under the 2010 Plan with an exercise price of $57.50. The option vests on January 28, 2016, provided he is an employee of the Company on that date. In addition, any unvested portion of the option will vest upon a change in control. The option expires on the earliest of: (a) January 28, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

NOTE 15. STOCK-BASED COMPENSATION (continued)

On May 20, 2015, the Company granted to Mr. Albright an option to purchase 40,000 shares of the Company’s common stock under the 2010 Plan, with an exercise price of $55.62. One-third of the option will vest on each of January 28, 2016, January 28, 2017, and January 28, 2018, provided he is an employee of the Company on such dates. In addition, any unvested portion of the option will vest upon a change in control. The option expires on the earliest of: (a) January 28, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

On June 29, 2015, the Company granted to an officer of the Company an option to purchase 10,000 shares of the Company’s common stock under the 2010 Plan, with an exercise price of $57.54. One-third of the option will vest on each of the first, second, and third anniversaries of the grant date, provided the recipient is an employee of the Company on such dates. In addition, any unvested portion of the option will vest upon a change in control. The option expires on the earliest of: (a) June 29, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

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

A summary of the activity for the awards during the six months ended June 30, 2015, is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	84,765	$34.39
Granted	70,000	56.43
Exercised	(11,650)	29.76
Forfeited	(4,870)	34.95

Outstanding at June 30, 2015	138,245	$45.92	7.37	$1,620,534

Exercisable at June 30, 2015	43,795	$31.80	4.61	$1,131,484

A summary of the non-vested options for these awards during the six months ended June 30, 2015, is presented below:

Non-Qualified Stock Option Awards	Shares	Fair Value of Shares Vested
Non-Vested at December 31, 2014	47,570
Granted	70,000
Vested	(18,250)	$618,764
Forfeited	(4,870)

Non-Vested at June 30, 2015	94,450

The weighted average grant date fair value of options granted during the six months ended June 30, 2015 was approximately $14.12 per share. The total intrinsic value of options exercised during the six months ended June 30, 2015, was approximately $296,000. As of June 30, 2015, there was approximately $993,000 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a remaining weighted average period of 2.0 years.

NOTE 15. STOCK-BASED COMPENSATION (continued)

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

A summary of share option activity under the 2001 Plan for the six months ended June 30, 2015 is presented below:

Stock Options

Liability-Classified Stock Options	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	35,300	$62.47
Granted	—	—
Exercised	(2,500)	33.16
Forfeited	(14,000)	66.54

Outstanding at June 30, 2015	18,800	$63.35	1.92	$58,864

Exercisable at June 30, 2015	18,800	$63.35	1.92	$58,864

In connection with the grant of non-qualified stock options, a stock appreciation right for each share covered by the option was also granted. The stock appreciation right entitles the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value of the underlying shares at the time of exercise. The total intrinsic value of options exercised during the six months ended June 30, 2015 was approximately $56,000. All options had vested as of December 31, 2013.

Stock Appreciation Rights

Liability-Classified Stock Appreciation Rights	Shares	Wtd. Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	35,300	$5.56
Granted	—	—
Exercised	(2,500)	14.52
Forfeited	(14,000)	3.70

Outstanding at June 30, 2015	18,800	$4.91	1.92	$31,696

Exercisable at June 30, 2015	18,800	$4.91	1.92	$31,696

The total intrinsic value of stock appreciation rights exercised during the six months ended June 30, 2015 was approximately $30,000. All stock appreciation rights had vested as of December 31, 2013.

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

The Company issues new, previously unissued, shares as options are exercised.

NOTE 15. STOCK-BASED COMPENSATION (continued)

Following are assumptions used in determining the fair value of stock options and stock appreciation rights:

Assumptions at:	June 30, 2015	December 31, 2014
Expected Volatility	32.75%	34.07%
Expected Dividends	0.14%	0.07%
Expected Term	2 years	2 years
Risk-Free Rate	0.76%	0.78%

There were no stock options or stock appreciation rights granted under the 2001 Plan in the six months ended June 30, 2015 or 2014. The liability for stock options and stock appreciation rights, valued at fair value, reflected on the consolidated balance sheets at June 30, 2015 and December 31, 2014, was approximately $264,000 and $560,000, respectively. These fair value measurements are based on Level 2 inputs based on Black-Scholes and market implied volatility. The Black-Scholes determination of fair value is affected by variables including stock price, expected stock price volatility over the term of the awards, annual dividends, and a risk-free interest rate assumption.

Amounts recognized in the consolidated financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Six Months Ended
	June 30, 2015	June 30, 2014
Total Cost of Share-Based Plans Charged
Against Income Before Tax Effect	$621,724	$602,118

Income Tax Expense
Recognized in Income	$(239,830)	$(232,267)

NOTE 16. INCOME TAXES

The effective income tax rate was 39.2% and 38.7% for the six months ended June 30, 2015 and 2014, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. The Company files a consolidated income tax return in the United States Federal jurisdiction and the States of Arizona, Colorado, California, Florida, Illinois, Georgia, Maryland, North Carolina, Texas, and Washington. The Internal Revenue Service has audited the federal tax returns through the year 2012, with all proposed adjustments settled. The Company recognizes all potential accrued interest and penalties to unrecognized tax benefits in income tax expense.

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

NOTE 17. COMMITMENTS AND CONTINGENCIES (continued)

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

Contractual Commitments – Expenditures

In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac Petroleum, Inc. (“RaceTrac”) in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500, and can be paid over five years from sales of the remaining land or at the end of the fifth year. During the year ended December 31, 2013, the Company deposited $283,500 of cash in escrow related to the improvements which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of June 30, 2015 was approximately $285,000, accordingly as of June 30, 2015, the remaining maximum commitment is $691,500.

In March 2015, the Company entered into two separate construction agreements for certain tenant improvements required by an executed lease expansion and extension at the Mason Commerce Center as well as a newly executed lease at the Williamson Business Park property, for a total commitment of approximately $1.3 million. Costs of approximately $800,000 have been incurred through June 30, 2015 under these agreements and therefore, the total remaining commitment as of June 30, 2015 is approximately $500,000.

Contractual Commitments – Land Pipeline

Since April 10, 2015 the Company executed a definitive sales contract for one additional land transaction, for the balance of the land not previously under contract in the Tomoka Town Center. As of July 17, 2015, the Company had executed definitive purchase and sale agreements with seven different buyers whose intended use for the land under contract includes residential (including multi-family), retail and mixed-use retail, and office. These agreements, in aggregate, represent the potential sale of nearly 1,900 acres, or 18% of our land holdings, with anticipated sales proceeds totaling approximately $82 million. All of these agreements contemplate closing dates ranging from the third quarter of 2015 through 2017, and the Company expects some of the transactions to close in 2015, although the buyers are not contractually obligated to close until after 2015. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City of Daytona Beach and other permitting activities with other applicable governmental authorities. In addition to other customary closing conditions, the majority of these transactions are conditioned upon both the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms, including the sales price.

NOTE 17. COMMITMENTS AND CONTINGENCIES (continued)

Minto Communities

One of the definitive sales contracts is with an affiliate of the Minto Communities for Minto’s development of a 3,400 unit master planned age restricted residential community on an approximate 1,600 acre parcel of the Company’s land holdings west of Interstate 95. As a result of recent delays in certain elements of the permitting process for this property, the Company now expects that this transaction is more likely to close later in 2016 and, consequently, we have adjusted our 2015 guidance to reduce our estimates for land sales this year.

Tanger Factory Outlets

One of the definitive sales contracts is with an affiliate of Tanger Factory Outlet Centers, Inc. for approximately 39 acres along the east side of Interstate 95 near LPGA Boulevard (the “Tanger Contract”). Provided Tanger’s customary conditions to begin construction are met, Tanger intends to develop the 39 acres into an approximately 380,000 square foot first-class outlet mall. Tanger recently received approval by the City of Daytona Beach and Volusia County for an incentive package valued at $4.5 million to assist Tanger in reimbursing the Company for Tanger’s share of the infrastructure costs required for the development of their site. The outlet mall, which Tanger expects to invest approximately $100 million to develop, has the potential to create approximately 400 jobs during the construction phase and over 800 full and part-time jobs once completed. Additionally, once completed, Tanger expects the project to bring an estimated 85 brand name and designer stores, in line with the existing Tanger portfolio, to the Daytona Beach market.

Tomoka Town Center

During the quarter, we entered into a definitive sales contract (the “NADG Contract”) with an affiliate of North American Development Group (“NADG”) for NADG to purchase the remaining land not previously under contract in the approximately 230 acre area of the Company’s land holdings referred to as the Tomoka Town Center (the “Town Center”). Under the NADG Contract, NADG would become the master developer of the remaining elements of the Town Center. NADG is in their initial due diligence phase for the development of a mixed-use town center that could include retail, office, lodging and residential.

Three of the executed definitive purchase and sale agreements, including the Tanger Contract and the NADG Contract, represent the potential sale of approximately 230 acres for approximately $43.2 million. The third contract is with an affiliate of Sam’s Club for the sale of nearly 18 acres (the “Sam’s Contract”). Pursuant to the terms and conditions of the Tanger Contract and the Sam’s Contract, prior to closing the respective parties to each contract must mutually agree upon (i) the scope of certain infrastructure improvements, including, but not limited to, the addition or expansion of roads and underlying utilities, and storm water retention (the “Infrastructure Work”), and (ii) the financial responsibility of each party for the Infrastructure Work. The scope of the Infrastructure Work would benefit portions of the Company’s adjacent land holdings of approximately 170 acres that are not covered by the Tanger Contract and Sam’s Contract. The Company estimates the costs of the Infrastructure Work currently contemplated by these contracts could range from $10.0 million to $20.0 million. In the event that, of the three definitive purchase and sale agreements, only the Sam’s Contract were to close, the Company expects that the scope of the Infrastructure Work to be completed would be significantly less and therefore the estimated costs would also be substantially reduced. Pursuant to the terms and conditions of the NADG Contract, if the NADG Contract closes, NADG would assume all or a portion of the obligations of the Company with regard to the Company’s share of the financial responsibility for the Infrastructure Work, including reimbursement for any amounts already incurred, subject to a cap of approximately $16.0 million.

Other Matters

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the quarter ended June 30, 2015, we received a written information request regarding such activities. We have submitted a written response to the information request along with supporting documentation. We believe the issues raised by, and the land which is the subject of, this inquiry are similar to or the same as those which were addressed and resolved by the settlement agreement executed in December 2012 between the Company and the St. Johns River Water Management District (the “District”) and the permit which the District subsequently issued to the Company. Given the early stage of this process, we are unable to reasonably estimate the liability, if any, that the Company may incur as a result of this inquiry. Accordingly, no amounts have been accrued as of June 30, 2015 related to this matter. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the utilization or acquisition of mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract and, accordingly, no amounts related to such potential future costs have been accrued as of June 30, 2015.

NOTE 18. BUSINESS SEGMENT DATA

The Company primarily operates in four primary business segments: income properties, commercial loan investments, real estate operations, and golf operations. Our income property operations consist primarily of income-producing properties and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 62.7% and 68.7% of our identifiable assets as of June 30, 2015 and December 31, 2014, respectively, and 56.3% and 51.6% of our consolidated revenues for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, we had three and five commercial loan investments, respectively. Our real estate operations primarily consist of revenues generated from land transactions and leasing and royalty income from our interests in subsurface oil, gas and mineral rights. Our golf operations consist of a single property located in the City, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation, fitness facility, and pro-shop with retail merchandise. The majority of the revenues generated by our golf operations are derived from members and public customers playing golf, club memberships, and food and beverage operations.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

NOTE 18. BUSINESS SEGMENT DATA (continued)

Information about the Company’s operations in the different segments for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Income Properties	$4,132,052	$3,552,130	$8,392,727	$6,956,489
Commercial Loan Investments	638,710	255,769	1,270,194	1,199,659
Real Estate Operations	1,368,141	1,053,585	2,227,942	2,402,832
Golf Operations	1,448,567	1,432,398	2,985,993	2,849,777
Agriculture and Other Income	20,738	17,477	39,677	75,321

Total Revenues	$7,608,208	$6,311,359	$14,916,533	$13,484,078

Operating Income:
Income Properties	$3,449,165	$3,067,638	$7,068,994	$6,131,978
Commercial Loan Investments	638,710	255,769	1,270,194	1,199,659
Real Estate Operations	1,062,288	859,958	1,323,366	1,957,255
Golf Operations	(7,665)	(79,796)	140,149	4,557
Agriculture and Other Income	(22,457)	(31,642)	(58,669)	(35,211)
General and Corporate Expense	(2,933,880)	(2,391,628)	(6,063,986)	(4,674,070)

Total Operating Income	$2,186,161	$1,680,299	$3,680,048	$4,584,168

Depreciation and Amortization:
Income Properties	$992,172	$779,390	$2,077,809	$1,485,643
Commercial Loan Investments	—	—	—	—
Real Estate Operations	—	—	—	—
Golf Operations	67,130	57,710	125,906	114,573
Agriculture and Other	12,450	9,281	23,776	18,173

Total Depreciation and Amortization	$1,071,752	$846,381	$2,227,491	$1,618,389

Capital Expenditures:
Income Properties	$9,959,693	$15,484,082	$10,013,957	$16,236,106
Commercial Loan Investments	733,083	11,948,338	894,879	16,948,338
Real Estate Operations	—	—	—	—
Golf Operations	90,400	20,768	106,417	56,161
Agriculture and Other	2,334	38,294	13,406	90,754

Total Capital Expenditures	$10,785,510	$27,491,482	$11,028,659	$33,331,359

	As of
	June 30, 2015	December 31, 2014
Identifiable Assets:
Income Properties	$191,659,081	$190,087,575
Commercial Loan Investments	24,074,308	30,274,302
Real Estate Operations	43,963,769	43,833,515
Golf Operations	3,670,866	3,639,903
Agriculture and Other	42,442,224	8,757,153

Total Assets	$305,810,248	$276,592,448

NOTE 18. BUSINESS SEGMENT DATA (continued)

Operating income represents income from continuing operations before loss on early extinguishment of debt, interest expense, investment income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses, impairment charges, depreciation and amortization expense, and gains (losses) on the disposition of assets. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Other assets consist primarily of cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations. Land, timber, and subsurface interests were previously stated as a separate line item within property, plant, and equipment on the consolidated financial statements and are now included with land, timber, and development costs as all of the costs are related to the Company’s land portfolio of over 10,500 acres. The land, timber, and subsurface interests were previously included in the Agriculture and Other segment, but have been reclassified to the Real Estate Operations segment to conform to the revised presentation on the consolidated balance sheets.

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

In April 2015, the FASB issued ASU 2015-03, related to simplifying the presentation of debt issuance costs. The amendments in this update are effective for annual reporting periods beginning after December 15, 2015. The amendment requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the debt liability, whereas previously, debt issuance costs were presented as a deferred charge in the asset section of the balance sheet. The Company plans to implement ASU 2015-03 effective January 1, 2016.

NOTE 20. SUBSEQUENT EVENTS

On July 16, 2015, the Company acquired a 136,856 square-foot Class A office property situated on 3.40 acres in Jacksonville, Florida at a purchase price of $25.1 million. The multi-tenant office property is approximately 99% occupied with an average remaining lease term of approximately 5.4 years. The Company has engaged a third party to manage and lease the property.

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

OVERVIEW

We are a diversified real estate operating company. We own and manage forty-two commercial real estate properties in ten states in the U.S. As of June 30, 2015, we owned thirty-five single-tenant and seven multi-tenant income-producing properties with over 1,160,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,500 acres. As of June 30, 2015, we had three commercial loan investments including one fixed-rate and one variable–rate mezzanine commercial mortgage loan and a variable-rate B-Note. Our golf operations consist of the LPGA International golf club, which is managed by a third party. We also lease property for twenty-one billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Income Property Operations. We have pursued a strategy of investing in income-producing properties, when possible by utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes.

During the six months ended June 30, 2015, the Company acquired two properties, one single-tenant income property and one vacant pad site, at a total purchase price of approximately $9.0 million. During the six months ended June 30, 2014 the Company acquired one single-tenant property at a total purchase price of approximately $14.7 million.

Our current portfolio of thirty-five single-tenant income properties generates approximately $13.2 million of revenues from lease payments on an annualized basis and had an average remaining lease term of 9.1 years as of June 30, 2015. Our current portfolio of seven multi-tenant properties generates approximately $2.6 million of revenue from lease payments on an annualized basis and has a weighted average remaining lease term of 6.3 years as of June 30, 2015. We expect to continue to focus on acquiring additional income-producing properties during fiscal year 2015, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing investments, we have self-developed five of our multi-tenant properties in Daytona Beach, Florida. The first self-developed property, located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida, is an approximately 22,000 square foot, two-story, building, known as the Concierge Office Building, which was 100% leased as of June 30, 2015. The second two properties, known as the Mason Commerce Center, consists of two buildings totaling approximately 31,000 square-feet (15,360 each), which was 100% leased as of June 30, 2015. During the year ended December 31, 2014, construction was completed on two additional properties, known as the Williamson Business Park, which are adjacent to the Mason Commerce Center. Williamson Business Park consists of two buildings totaling approximately 31,000 square-feet (15,360 each), which was approximately 75% leased as of June 30, 2015.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. Pursuant to our on-going review, two properties were sold on April 17, 2015. The Company may use the proceeds from the sale of its non-core income-producing properties to make future investments in income-producing assets, utilizing the tax-deferred like-kind exchange structure, as circumstances permit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Real Estate Operations. As of June 30, 2015, the Company owned over 10,500 acres of land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Presently, the majority of this land is used for agricultural purposes. Approximately 1,400 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. The remainder of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development or industrial purposes. Included in the western land is approximately 900 acres which are located further west of Interstate 95 and a few miles north of Interstate 4 which is generally well suited for industrial purposes. Beginning in 2012, we have observed an increase in residential and commercial real estate activity in the area surrounding our land holdings.

During the six months ended June 30, 2015, the Company sold approximately 3.9 acres. On June 1, 2015, the Company sold approximately 3.0 acres of land located on the south side of LPGA Boulevard, just east of Clyde Morris Boulevard, at a sales price of $505,000, or approximately $167,000 per acre, for a gain of approximately $476,000. On June 17, 2015, the Company sold approximately 0.9 acres of land located in Highlands County, at a sales price of $250,000 for a gain of approximately $223,000.

During the six months ended June 30, 2014, the Company sold approximately 3.1 acres to Halifax Humane Society, Inc. (“HHS”) for $391,500, or approximately $128,000 per acre, for a gain of approximately $347,000. This parcel is located on LPGA Boulevard, just west of I-95 in Daytona Beach, Florida and is adjacent to an existing property owned by HHS.

Land Pipeline Update. Since April 10, 2015 the Company executed a definitive sales contract for one additional land transaction, for the balance of the land not previously under contract in the Tomoka Town Center. As of July 17, 2015, the Company had executed definitive purchase and sale agreements with seven different buyers whose intended use for the land under contract includes residential (including multi-family), retail and mixed-use retail, and office. These agreements, in aggregate, represent the potential sale of nearly 1,900 acres, or 18% of our land holdings, with anticipated sales proceeds totaling approximately $82 million. All of these agreements contemplate closing dates ranging from the third quarter of 2015 through 2017, and the Company expects some of the transactions to close in 2015, although the buyers are not contractually obligated to close until after 2015. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City of Daytona Beach and other permitting activities with other applicable governmental authorities. In addition to other customary closing conditions, the majority of these transactions are conditioned upon both the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms, including the sales price.

Minto Communities

One of the definitive sales contracts is with an affiliate of the Minto Communities for Minto’s development of a 3,400 unit master planned age restricted residential community on an approximate 1,600 acre parcel of the Company’s land holdings west of Interstate 95. As a result of recent delays in certain elements of the permitting process for this property, the Company now expects that this transaction is more likely to close later in 2016 and, consequently, we have adjusted our 2015 guidance to reduce our estimates for land sales this year.

Tanger Factory Outlets

One of the definitive sales contracts is with an affiliate of Tanger Factory Outlet Centers, Inc. for approximately 39 acres along the east side of Interstate 95 near LPGA Boulevard (the “Tanger Contract”). Provided Tanger’s customary conditions to begin construction are met, Tanger intends to develop the 39 acres into an approximately 380,000 square foot first-class outlet mall. Tanger recently received approval by the City of Daytona Beach and Volusia County for an incentive package valued at $4.5 million to assist Tanger in reimbursing the Company for Tanger’s share of the infrastructure costs required for the development of their site. The outlet mall, which Tanger expects to invest approximately $100 million to develop, has the potential to create approximately 400 jobs during the construction phase and over 800 full and part-time jobs once completed. Additionally, once completed, Tanger expects the project to bring an estimated 85 brand name and designer stores, in line with the existing Tanger portfolio, to the Daytona Beach market.

Tomoka Town Center

During the quarter, we entered into a definitive sales contract (the “NADG Contract”) with an affiliate of North American Development Group (“NADG”) for NADG to purchase the remaining land not previously under contract in the approximately 230 acre area of the Company’s land holdings referred to as the Tomoka Town Center (the “Town Center”). Under the NADG Contract, NADG would become the master developer of the remaining elements of the Town Center. NADG is in their initial due diligence phase for the development of a mixed-use town center that could include retail, office, lodging and residential.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Three of the executed definitive purchase and sale agreements, including the Tanger Contract and the NADG Contract, represent the potential sale of approximately 230 acres for approximately $43.2 million. The third contract is with an affiliate of Sam’s Club for the sale of nearly 18 acres (the “Sam’s Contract”). Pursuant to the terms and conditions of the Tanger Contract and the Sam’s Contract, prior to closing the respective parties to each contract must mutually agree upon (i) the scope of certain infrastructure improvements, including, but not limited to, the addition or expansion of roads and underlying utilities, and storm water retention (the “Infrastructure Work”), and (ii) the financial responsibility of each party for the Infrastructure Work. The scope of the Infrastructure Work would benefit portions of the Company’s adjacent land holdings of approximately 170 acres that are not covered by the Tanger Contract and Sam’s Contract. The Company estimates the costs of the Infrastructure Work currently contemplated by these contracts could range from $10.0 million to $20.0 million. In the event that, of the three definitive purchase and sale agreements, only the Sam’s Contract were to close, the Company expects that the scope of the Infrastructure Work to be completed would be significantly less and therefore the estimated costs would also be substantially reduced. Pursuant to the terms and conditions of the NADG Contract, if the NADG Contract closes, NADG would assume all or a portion of the obligations of the Company with regard to the Company’s share of the financial responsibility for the Infrastructure Work, including reimbursement for any amounts already incurred, subject to a cap of approximately $16.0 million.

Real Estate Impairments. During the six months ended June 30, 2015 and 2014, no impairment charges recognized related to our land holdings.

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

Lease income generated by the Oil Lease Amendment is being recognized on a straight-line basis over the guaranteed lease term. For the three months ended June 30, 2015 and 2014, lease income of approximately $465,000 and $821,000 was recognized, respectively. For the six months ended June 30, 2015 and 2014, lease income of approximately $925,000 and $1.6 million was recognized, respectively. There can be no assurance that the Oil Lease Amendment will be extended beyond the expiration of the current term of September 2015 or, if renewed, on similar terms or conditions.

The Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $49,000 and $129,000, during the six months ended June 30, 2015 and 2014, respectively.

The Company’s current policy is to not release any ownership rights with respect to its reserved mineral rights. The Company may release surface entry rights or other rights upon request of a surface owner who requires such a release for a negotiated release fee based on a percentage of the surface value. Cash payments for surface entry rights released totaled approximately $2,000 and $4,000 during the six months ended June 30, 2015 and 2014, respectively, which is included in revenue from real estate operations.

In addition, the Company generated revenue of approximately $73,000 and $123,000 during the three months ended June 30, 2015 and 2014, respectively, from fill dirt excavation agreements, while no revenue was recognized on fill dirt excavation agreements during the three months ended March 31, 2015 or 2014.

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

The Company leases the land and certain improvements attributable to the golf courses under a long-term lease with the City of Daytona Beach, Florida (the “City”), which expires in 2022. In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”), Under the Lease Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, will remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of June 30, 2015, approximately $1.9 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

Commercial Loan Investments. Our investments in commercial loans or similar structured finance investments, such as mezzanine loans or other subordinated debt, have been and are expected to continue to be secured by commercial or residential real estate or land or a borrower’s pledge of its ownership interest in the entity that owns the real estate. The first mortgage loans we invest in or originate are for commercial real estate, located in the United States and its territories and that are current or performing with either a fixed or floating rate. Some of these loans may be syndicated in either a pari-passu or senior/subordinated structure. Commercial first mortgage loans generally provide for a higher recovery rate due to their senior position. Commercial mezzanine loans are typically secured by a pledge of the borrower’s ownership interest in the entity that owns the underlying commercial real estate. Unlike a mortgage, a mezzanine loan is not secured by a lien on the property. Investor’s rights in a mezzanine loan are usually governed by an intercreditor agreement that provides holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same commercial property.

During the three months ended June 30, 2015, two of the Company’s commercial loan investments were paid in full, at par. The construction loan to the developer of the Container Store in Glendale, Arizona was paid in full on May 18, 2015 with total principal received of approximately $6.2 million. On June 30, 2015, the development loan on entitled land in Ormond Beach, Florida was paid in full with total principal received of $1.0 million. Also during the three months ended June 30, 2015, the approximate $9.0 million B-Note secured by a retail shopping center located in Sarasota, Florida was extended one year to June 9, 2016 which included the rate increasing by 25 basis points and the borrower providing additional collateral on the loan.

As of June 30, 2015, the Company owned three performing commercial loan investments which have an aggregate outstanding principal balance of approximately $24.0 million. These loans are secured by real estate, or the borrower’s interest in the entity that owns the real estate located in Dallas, Texas, Sarasota, Florida, and Atlanta, Georgia and have an average remaining maturity of approximately 1.6 years and a weighted average interest rate of 8.5%.

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

SUMMARY OF OPERATING RESULTS FOR THE QUARTER ENDED JUNE 30, 2015 COMPARED TO JUNE 30, 2014

Total revenue for the quarter ended June 30, 2015 increased 21% to approximately $7.6 million, as compared to approximately $6.3 million during the same period in 2014. This increase was primarily the result of an increase of approximately $580,000, or 16%, in revenue generated by our income properties, an increase of approximately $315,000, or 30%, in revenue from our real estate operations, and an increase of approximately $383,000, or 150%, in revenue from our commercial loan investments. In the quarter ended June 30, 2015 revenue from our income properties included approximately $456,000 of rent increases, including the addition of the Whole Foods Market Centre, acquired in October 2014, and revenue from our real estate operations benefited from an increase of approximately $755,000 from two land sales, offset by a decrease in our subsurface lease revenue of approximately $356,000.

Net income for the quarter ended June 30, 2015 was approximately $225,000, compared to approximately $723,000 in the same period in 2014. Net income per share for the quarter ended June 30, 2015 was $0.04 per share, as compared to $0.13 per share during the same period in 2014, a decrease of $0.09 per share, or 69%. Our results in the second quarter of 2015 benefited from approximately $1.3 million, or 21%, in increased revenues offset by an increase in operating expenses of approximately $791,000, or 17%, and an increase in interest expense of approximately $1.4 million. Included in the net increase in operating expenses of approximately $791,000 was approximately $198,000 of increased direct costs of revenues for our income properties, which was primarily comprised of approximately $265,000 in increased operating expenses related to our recent multi-tenant investments including Williamson Business Park, the Whole Foods Market Centre and The Grove at Winter Park, offset by a decrease of approximately $64,000 relating primarily to lower acquisition costs incurred in connection with certain property acquisitions in the respective quarters. In addition, our net income was impacted by increased depreciation and amortization expense of approximately $225,000, or 27%, reflecting our increased income property portfolio, increased general and administrative expenses of approximately $330,000, or 21%, primarily due to an increase in stock compensation expense of approximately $235,000 and increases in payroll-related expenses and legal costs. In addition, interest expense increased by approximately $1.4 million, or 265%, reflecting our $30.0 million fixed rate borrowing which closed in September 2014 and our $75.0 million convertible debt issuance which closed in March 2015 (the “Notes”). Of the total increase in interest expense, approximately $293,000 was non-cash relating to the amortization of the discount on the Notes.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $4.1 million and $3.4 million, respectively, during the quarter ended June 30, 2015, compared to total revenue and operating income of approximately $3.6 million and $3.1 million, respectively, for the quarter ended June 30, 2014. The direct costs of revenues for our income property operations totaled approximately $683,000 and $484,000 for the quarter ended June 30, 2015 and 2014, respectively. The 16% increase in revenues during the quarter ended June 30, 2015 reflects our expanded portfolio of income properties. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $198,000 in our direct costs of revenues primarily comprised of approximately $265,000 in increased operating expenses related to our recent multi-tenant investments, offset by decreased acquisition costs of approximately $64,000.

REAL ESTATE OPERATIONS

During the quarter ended June 30, 2015, operating income from real estate operations was approximately $1.1 million on revenues totaling approximately $1.4 million. For the quarter ended June 30, 2014, operating income was approximately $860,000 on revenues totaling approximately $1.1 million. The increase in revenue of approximately $315,000 and operating income of approximately $202,000 is primarily attributable to two land sale transactions that closed during the quarter ended June 30, 2015 for a total of approximately 3.9 acres which generated revenue of $755,000. We had no land sales that closed in the second quarter of 2014. The increase was offset by approximately $356,000 of reduced revenue from our eight-year oil exploration lease as well as reduced revenue from fill dirt excavation agreements of approximately $50,000. Increased land expenses are a result of the cost basis and closing costs related to the two land sales for an increase of approximately $61,000 as well as increased professional and consulting services of approximately $36,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GOLF OPERATIONS

Revenues from golf operations totaled approximately $1.45 million and $1.43 million for the quarters ended June 30, 2015 and 2014, respectively. The total direct cost of golf operations revenues totaled approximately $1.46 million and $1.51 million for the quarters ended June 30, 2015 and 2014, respectively. The Company’s golf operations had a net operating loss of approximately $8,000 during the quarter ended June 30, 2015, representing a 90% improvement over the net operating loss of approximately $80,000 in the same period of 2014. The approximate $72,000 improvement in the net operating results from the golf operations was primarily due to increased revenues from memberships and food and beverage sales, offset by a decrease in golf revenue during the quarter ended June 30, 2015, as compared to the same period in 2014.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $639,000 during the quarter ended June 30, 2015 compared to approximately $256,000 in the same period in 2014. The interest income in the quarter ended June 30, 2015 reflected the interest earned from our portfolio of five commercial loan investments, two of which were paid off during the quarter for total principal payments received of approximately $7.2 million. The increase in revenue is due to the increase in our portfolio during the latter part of 2014.

AGRICULTURE AND OTHER INCOME

For the quarter ended June 30, 2015, revenues from agriculture and other income, primarily our agriculture operations, totaled approximately $21,000, compared to approximately $17,000 in the same period in 2014, an increase of approximately $3,000, or 19%. For the quarters ended June 30, 2015 and 2014, the direct cost of revenues totaled approximately $43,000 and $49,000, respectively.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $1.9 million and $1.5 million for the quarters ended June 30, 2015 and 2014, respectively. The increase of approximately $330,000, or 21%, includes an increase in our stock compensation expenses of approximately $235,000 primarily due to additional restricted share and option awards during the second quarter of 2015. Additional increases were attributable to increases in payroll and related costs of approximately $147,000, legal costs of approximately $110,000, offset by decreases in audit related fees of approximately $63,000. In addition, during the second quarter of 2014 an accrual of approximately $110,000 was charged in connection with an estimate of additional costs to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida that previously had environmental remediation work performed.

Interest expense totaled approximately $1.9 million and $518,000 for the quarters ended June 30, 2015 and 2014, respectively. The increased interest expense during the quarter ended June 30, 2015, as compared to the same quarter in 2014, reflects our increased net borrowings, including our $30.0 million secured financing at a fixed rate of 4.33% and our $75.0 million Notes at a fixed rate of 4.50%. Also, included in interest expense in the consolidated financial statements is the amortization of loan costs incurred in connection with the Company’s long-term debt and the amortization of the discount on the Notes.

During the twelve month period ending June 30, 2015, our long-term debt, at face value, increased approximately $59.2 million. During the twelve months ended June 30, 2015, the Company received approximately $72.4 million in net proceeds from our convertible debt offering offset by net payments on our Credit Facility of approximately $43.5 million. The Company also received $30.0 million from our fixed rate borrowing which closed in September 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SUMMARY OF OPERATING RESULTS FOR SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO JUNE 30, 2014

Total revenue for the six months ended June 30, 2015 increased 11% to approximately $14.9 million, as compared to approximately $13.5 million during the same period in 2014. This increase was primarily the result of an increase of approximately $1.4 million, or 21%, in revenue generated by our income properties and an increase of approximately $136,000, or 5%, from our golf operations, offset by a decrease of approximately $175,000, or 7%, in revenue from our real estate operations. For the six months ended June 30, 2015 our revenue from our income properties included approximately $988,000 of rent increases, including the addition of the Whole Foods Market Centre, and our real estate operations benefited from an increase in revenue from land sales of approximately $451,000, offset by a decrease in our subsurface lease revenue of approximately $708,000.

Net income for the six months ended June 30, 2015 was approximately $578,000, as compared to approximately $2.2 million in the same period in 2014. Net income per share for the six months ended June 30, 2015, was $0.10 per share, as compared to $0.39 per share during the same period in 2014, a decrease of $0.29 per share, or 74%. Our results in the first six months of 2015 benefited from approximately $1.4 million, or 11%, in increased revenue offset by an increase in operating expenses of approximately $2.3 million, or 26%, and an increase in interest expense of approximately $2.0 million offset by an increase in investment income of approximately $197,000. Included in the net increase in operating expenses of approximately $2.3 million was approximately $565,000 of increased direct costs of revenues related to our recent multi-tenant investments including Williamson Business Park, the Whole Foods Market Centre and The Grove at Winter Park, offset by a decrease of approximately $57,000 related to acquisition costs, property taxes and other expenses. In addition, our net income was impacted by increased depreciation and amortization expense of approximately $609,000, or 38%, reflecting our increased income property portfolio, increased general and administrative expenses of approximately $289,000, or 10%, primarily due to increases in payroll-related expenses and legal costs partially offset by an environmental reserve of approximately $110,000 that occurred during the six months ended June 30, 2014. In addition, interest expense increased by approximately $2.0 million, or 200%, reflecting our $30.0 million fixed rate borrowing which closed in September 2014 and our $75.0 million Notes. Of the total increase in interest expense, approximately $318,000 was non-cash relating to the amortization of the discount on the Notes. In addition, during the six months ended June 30, 2015, an impairment charge of approximately $510,000, an impact of approximately $0.05 per share after tax, was recognized as a result of two non-core income properties that were sold on April 17, 2015.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $8.4 million and $7.1 million, respectively, during the six months ended June 30, 2015, compared to total revenue and operating income of approximately $7.0 million and $6.1 million, respectively, for the six months ended June 30, 2014. The direct costs of revenues for our income property operations totaled approximately $1.3 million and $825,000 for the six months ended June 30, 2015 and 2014, respectively. The 21% increase in revenues during the six months ended June 30, 2015 reflects our expanded portfolio of income properties. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $499,000 in our direct costs of revenues primarily comprised of approximately $565,000 in increased operating expenses related to our recent multi-tenant investments, offset by decreased acquisition costs of approximately $57,000.

REAL ESTATE OPERATIONS

During the six months ended June 30, 2015, operating income from real estate operations was approximately $1.3 million on revenues totaling approximately $2.2 million. For the six months ended June 30, 2014, operating income was approximately $2.0 million on revenues totaling approximately $2.4 million. The decrease in operating income of approximately $634,000 is primarily attributable to an increase in revenue from land sales of approximately $451,000 offset by decreases in revenue of approximately $708,000 from our eight-year oil exploration lease, approximately $80,000 from oil royalties, and approximately $50,000 from fill dirt excavation agreements. In addition, increased direct costs of revenues consist primarily of an increase in the cost basis and closing costs for the land sales of approximately $60,000 and increased professional service fees of approximately $77,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GOLF OPERATIONS

Revenues from golf operations totaled approximately $3.0 million and $2.8 million for the six months ended June 30, 2015 and 2014, respectively. The total direct cost of golf operations revenues totaled approximately $2.8 million for the six months ended June 30, 2015 and 2014. The Company’s golf operations had net operating income of approximately $140,000 during the six months ended June 30, 2015, representing an approximate $136,000 improvement over the net operating income of approximately $4,000 in the same period of 2014. The improvement in the net operating results from the golf operations was primarily due to increased revenues from memberships and food and beverage sales during the six months ended June 30, 2015, as compared to the same period in 2014, with continued focus on maintaining and reducing expenses.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $1.3 million during the six months ended June 30, 2015 compared to approximately $1.2 million in the same period in 2014. The interest income in the six months ended June 30, 2015 reflected the interest earned from our portfolio of five commercial loan investments, two of which were paid off during the quarter for total principal payments received of approximately $7.2 million. The increase in revenue is due to the increase in our portfolio during the latter part of 2014, offset by approximately $844,000 of interest income earned during the six months ended June 30, 2014 which was from the Company’s investment in a first mortgage loan on an upper upscale hotel in Atlanta, Georgia which was paid in full in January 2014, including approximately $650,000 of the remaining accretion of the approximate $2.05 million discount.

AGRICULTURE AND OTHER INCOME

For the six months ended June 30, 2015, revenues from agriculture and other income, primarily our agriculture operations, totaled approximately $40,000, compared to approximately $75,000 in the same period in 2014, a decrease of approximately $36,000, or 47%. The decreased revenues were due to timber harvesting during the six months ended June 30, 2014, with none occurring during the six months ended June 30, 2015. For the six months ended June 30, 2015 and 2014, the direct cost of revenues totaled approximately $98,000 and $111,000, respectively.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $3.3 million and $3.1 million for the six months ended June 30, 2015 and 2014, respectively. The six months ended June 30, 2015 benefited from the elimination of our remaining other post-retirement benefit liability of approximately $142,000 due to the termination of the program in the first quarter of 2015 as well as a decrease of approximately $110,000 related to an accrual during the six months ended June 30, 2014 in connection with an estimate of additional costs to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida that previously had environmental remediation work performed. These decreases were offset by increases in payroll and related costs of approximately $344,000, legal fees of approximately $120,000, and audit and other professional fees of approximately $41,000.

During the first quarter of 2015, an impairment charge of approximately $510,000 was recognized on the income properties held for sale as of March 31, 2015, for which the sale closed on April 17, 2015. The total impairment charge represented the loss on the sale of approximately $277,000 plus estimated closing costs of approximately $233,000. A gain of approximately $13,000 was recognized during the three months ended June 30, 2015 as a result of closing costs being less than estimated, for a total loss on the sale of approximately $497,000. During the six months ended June 30, 2014, no impairment charges were recognized.

Interest expense totaled approximately $3.0 million and $985,000 for the six months ended June 30, 2015 and 2014, respectively. The increased interest expense during the six months ended June 30, 2015, as compared to the same period in 2014, reflects our increased net borrowings, including our $30.0 million secured financing at a fixed rate of 4.33% and our $75.0 million Notes at a fixed rate of 4.50%. Also, included in interest expense in the consolidated financial statements is the amortization of loan costs incurred in connection with the Company’s long-term debt and the amortization of the discount on the Notes.

During the twelve month period ending June 30, 2015, our long-term debt, at face value, increased approximately $59.2 million. During the twelve months ended June 30, 2015, the Company received approximately $72.4 million in net proceeds from our Notes offset by net payments on our Credit Facility of approximately $43.5 million. The Company also received $30.0 million from our fixed rate borrowing which closed in September 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled approximately $31.7 million at June 30, 2015, excluding restricted cash. Restricted cash totaled approximately $1.5 million, of which approximately $276,000 remaining from two land sales is being held in escrow to be reinvested through the like-kind exchange structure into another income property. Additionally, approximately $584,000 is being held in a reserve related to certain required tenant improvements for the Lowes in Katy, Texas; approximately $349,000 is being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013; and approximately $285,000 is being held in escrow related to a land transaction which closed in December 2013. Cash and cash equivalents totaled approximately $1.9 million at December 31, 2014, excluding restricted cash.

Our total cash balance at June 30, 2015 reflects cash flows provided by our operating activities totaling approximately $2.4 million during the six months then ended, compared to the prior year’s cash flows provided by operating activities in the same period totaling approximately $842,000.

Our cash flows used in investing activities totaled approximately $708,000 for the six months ended June 30, 2015, and reflected the use of approximately $6.9 million to acquire investment securities, consisting of common stock and debt securities, offset by the proceeds from the sales of preferred stock of approximately $835,000. In addition, total investments in income properties and commercial loans totaled approximately $11.0 million, offset by the approximate $7.2 million in payoffs on two of our commercial loans.

Our cash flows provided by financing activities totaled approximately $28.1 million, for the six months ended June 30, 2015, primarily related to the $72.4 million funding received from our Notes, defined below, offset by net payments on our Credit Facility of approximately $43.5 million, as well as our stock repurchases during the six months ended June 30, 2015 of approximately $859,000.

Our long-term debt balance, at face value, totaled approximately $135.4 million at June 30, 2015, representing an increase of approximately $31.5 million from the balance of approximately $103.9 million at December 31, 2014. The increase in the long-term debt was primarily due to the $72.4 million funding received from the Notes offset by net payments on our Credit Facility of approximately $43.5 million.

Dispositions. During the six months ended June 30, 2015, the Company received approximately $6.2 million in cash through the sale of two income properties for a total sales price of $6.4 million. Cash received is net of total closing costs of approximately $221,000. The disposition was for two properties located in Sanford and Sebastian, Florida, which were both leased to Holiday CVS L.L.C., a wholly-owned subsidiary of CVS Health (“CVS”).

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

At June 30, 2015, the current commitment level under the Credit Facility, was $75.0 million. As a result of the amendment to the Credit Facility the available borrowing capacity under the Credit Facility was approximately $57.2 million subject to the borrowing base requirements.

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

On September 30, 2014, the Company closed on a $30.0 million loan originated with Wells Fargo Bank, N.A., secured by its interest in six income properties. The mortgage loan matures in October 2034, and carries a fixed rate of 4.33% per annum during the first ten years of the term, and requires payments of interest only during the first ten years of the loan. After the tenth anniversary of the effective date of the loan, the cash flows generated by the underlying six income properties must be used to pay down the principal balance of the loan until paid off or until the loan matures. The loan is fully pre-payable after the tenth anniversary date of the effective date of the loan.

Convertible Debt. On March 11, 2015, the Company issued $75.0 million aggregate principal amount of 4.50% Convertible Senior Notes due 2020 (the “Notes”). The Notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015. The Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate is 14.5136 shares of common stock for each $1,000 principal amount of Notes, which represents an initial conversion price of approximately $68.90 per share of common stock. The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Common Stock, the trading price per $1,000 principal amount of Notes, or specified corporate events. The Company may not redeem the Notes prior to the stated maturity date and no sinking fund is provided for the Notes. Net proceeds from issuance of the Notes was approximately $72.4 million, net of the cash discount paid of approximately $2.6 million, of which approximately $47.5 million was used to repay our Credit Facility balance as of March 11, 2015. We intend to use the remaining amount for investments in income-producing properties or investments in commercial loans secured by commercial real estate. The Company intends to settle the Notes in cash upon conversion with any excess conversion value to be settled in shares of our common stock.

Acquisitions and Investments. During the six months ended June 30, 2015, the Company acquired two properties, one single-tenant income property and one vacant pad site, at a total purchase price of approximately $9.0 million. Subsequent to the acquisition in July 2015, we are targeting investments in income-producing properties or investments in commercial loans during the remainder of 2015 of between approximately $35.0 million and $55.0 million. We would expect to fund these acquisitions and investments utilizing our cash on hand, including the net proceeds from the Notes, the available capacity under our Credit Facility, cash from operations, and proceeds from the dispositions of non-core income properties or transactions in our land assets, which we expect will qualify under the like-kind exchange deferred-tax structure.

Capital Expenditures. In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac Petroleum, Inc. (“RaceTrac”) in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500, and can be paid over five years from sales of the remaining land or at the end of the fifth year. During the year ended December 31, 2013, the Company deposited $283,500 of cash in escrow related to the improvements which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of June 30, 2015 was approximately $285,000, accordingly as of June 30, 2015, the remaining maximum commitment is $691,500.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In March 2015, the Company entered into two separate construction agreements for certain tenant improvements required by an executed lease expansion and extension at the Mason Commerce Center as well as a newly executed lease at the Williamson Business Park property, for a total commitment of approximately $1.3 million. Costs of approximately $800,000 have been incurred through June 30, 2015 under these agreements and therefore, the total remaining commitment as of June 30, 2015 is approximately $500,000.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with our cash on hand, including net proceeds from the Notes, cash flow from our operations, and the available borrowing capacity of approximately $57.2 million under the Credit Facility, based on the borrowing base requirements, as of June 30, 2015.

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

The Company repurchased 4,660 shares of its common stock at a cost of approximately $105,000 through December 31, 2013. During 2014, the Company repurchased 25,836 shares of its common stock on the open market for a total cost of approximately $928,000 and placed those shares in treasury. During the three months ended June 30, 2015, the Company repurchased an additional 15,764 shares of its common stock on the open market for a total cost of approximately $859,000 and placed those shares in treasury. Pursuant to a covenant in our Credit Facility, which includes the Odd-Lot Buy-Back Program as part of our stock repurchase capacity, the maximum approximate dollar value of shares that may yet be purchased under the plan or program was approximately $5.7 million as of June 30, 2015.

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

Management’s focus is to continue to execute on our strategy, which is to diversify our portfolio by redeploying proceeds from like-kind exchange transactions and utilizing leverage including our Credit Facility and the Notes to increase our portfolio of income-producing properties, to provide stabilized cash flows with good risk adjusted returns primarily in larger metropolitan areas.

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2014. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the six months ended June 30, 2015, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We are primarily exposed to interest rate risk on our outstanding debt borrowings, which totaled approximately $135.4 million, at face value, at June 30, 2015. As of June 30, 2015 no amount was outstanding on our $75.0 million revolving Credit Facility, which bears a variable rate of interest based on the 30-day LIBOR based on our level of borrowing as a percentage of our total asset value. Approximately $135.4 million of our face value of outstanding debt bears interest at a weighted average fixed rate of 4.28%. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would not significantly affect our financial position, results of operations, and cash flows as all of our debt is at fixed rates as of June 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of June 30, 2015, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events. The following risk factors have been identified as it relates to our Notes issued in March of 2015:

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.

Our ability to make scheduled payments of the principal of, to pay interest on, to pay any cash due upon conversion of or to refinance our indebtedness, including the Notes, depends on our future operating and financial performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Certain investors in the convertible debt issuance may also invest in our common stock utilizing trading strategies which may increase the volatility in or adversely affect the trading price and liquidity of our common stock.

Investors in, and potential purchasers of, the Notes may employ, or seek to employ, a convertible arbitrage strategy with respect to the Notes. Investors that employ a convertible arbitrage strategy with respect to our convertible debt instruments typically implement that strategy by selling short the common stock underlying the Notes and dynamically adjusting their short position while they hold the Notes. Investors may also implement this strategy by entering into swaps on our common stock in lieu of or in addition to short selling our common stock. These strategies, particularly the effect short sales or equity swaps with respect to our common stock, could increase the volatility of our stock price or otherwise adversely affect the trading price of our common stock.

ITEM 1A. RISK FACTORS (continued)

We continue to have the ability to incur debt; if we incur substantial additional debt, the higher levels of debt may affect our ability to pay the interest and principal of our debt.

Despite our current consolidated debt levels, we and our subsidiaries may incur substantial additional debt in the future (subject to the restrictions contained in our debt instruments), some of which may be secured debt. The indenture governing our Notes does not restrict our ability to incur additional indebtedness, whether secured or unsecured, or require us to maintain financial ratios or specified levels of net worth or liquidity. If we incur substantial additional indebtedness in the future, these higher levels of indebtedness may affect our ability to pay the principal of, and interest on, our outstanding debt and our creditworthiness generally.

We may not have the ability to raise the funds necessary to settle conversions of the Notes or purchase the Notes as required upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon a purchase or conversion of the Notes.

Following certain potential events qualifying as a fundamental change under the Indenture governing the Notes, including a change of control, holders of Notes will have the right to require us to purchase their Notes for cash. A fundamental change may also constitute an event of default or a prepayment event under, and result in the acceleration of the maturity of, our then-existing indebtedness. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. There is no assurance that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change purchase price or make cash payments upon conversion. In addition, restrictions in our then existing credit facilities or other indebtedness, if any, may not allow us to purchase the Notes upon a fundamental change or make cash payments upon conversion. Our failure to purchase the Notes upon a fundamental change or make cash payments upon conversion thereof when required would result in an event of default with respect to the Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Notes or make cash payments upon conversions thereof.

To the extent we issue shares of our common stock to satisfy all or a portion of the settlement of our Notes, conversions of the Notes will dilute the ownership interest of our existing shareholders, including holders who had previously converted their Notes into common stock.

To the extent we issue shares of our common stock to satisfy all or a portion of our conversion obligation pursuant to the Notes, the conversion of some or all of the Notes into common stock will dilute the ownership interests of our existing shareholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.

The fundamental change purchase feature of our Notes may delay or prevent an otherwise beneficial attempt to take over our company.

The terms of the Notes require us to offer to purchase the Notes for cash in the event of a fundamental change, as defined in the indenture agreement of the Notes. A non-stock takeover of our company may trigger the requirement that we purchase the Notes. This feature may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors.

The conditional conversion feature of our Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle all or a portion of our conversion obligation through the payment of

ITEM 1A. RISK FACTORS (continued)

cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for our Notes, which may be settled in cash, may have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of shareholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income (or greater net loss) in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock.

Convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method if we have the ability and intent to settle in cash, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that we will be able to continue to demonstrate the ability or intent to settle in cash or that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the six months ended June 30, 2015, which were not previously reported.

The following share repurchases were made during the three months ended June 30, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
4/1/2015 - 4/30/2015	—	$—	—	$6,513,785	(1)
5/1/2015 - 5/31/2015	15,764	$54.47	15,764	$5,655,090
6/1/2015 - 6/30/2015	—	$—	—	$5,655,090

Total	15,764	$54.47	15,764	$5,655,090

(1)	Pursuant to a covenant in our credit facility, which includes the Odd-Lot Buy-Back Program as part of our stock repurchase capacity, the maximum approximate dollar value of shares that may yet be purchased under the plan was $6,513,785 as of December 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 3.1	Amended and Restated Articles of Incorporation of Consolidated-Tomoka Land Co., dated October 26, 2011, filed as Exhibit 3.1 to the registrant’s Current Report Form 8-K filed October 28, 2011, and incorporated herein by reference.

Exhibit 3.2	Amended and Restated Bylaws of Consolidated-Tomoka Land Co., dated April 27, 2011, filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed April 28, 2011, and incorporated herein by reference.

Exhibit 10.1	Amended and Restated Credit Agreement by and among Consolidated-Tomoka Land Co., as Borrower, the subsidiaries of Consolidated-Tomoka Land Co. party thereto, as Guarantors, the financial institutions party thereto, as Lenders, Bank of Montreal, as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association as Syndication Agent, and Branch Banking and Trust Company, as Documentation Agent, dated April 20, 2015, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 15, 2015, and incorporated herein by reference.

Exhibit 31.1	Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

July 31, 2015	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

July 31, 2015	By:	/s/ Mark E. Patten
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)