Form 10-Q
period 2015-09-30
CONSOLIDATED TOMOKA LAND CO
filed 2015-10-30
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Class of Common Stock Outstanding

October 23, 2015

$1.00 par value 5,944,412

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2015	December 31, 2014
ASSETS
Property, Plant, and Equipment:
Income Properties, Land, Buildings, and Improvements	$202,799,358	$191,634,698
Golf Buildings, Improvements, and Equipment	3,431,639	3,323,177
Other Furnishings and Equipment	1,036,648	1,008,150
Construction in Progress	487,456	—
Total Property, Plant, and Equipment	207,755,101	195,966,025
Less, Accumulated Depreciation and Amortization	(15,452,291)	(15,177,102)
Property, Plant, and Equipment—Net	192,302,810	180,788,923
Land and Development Costs ($11,329,574 Related to Consolidated VIE)	50,247,962	38,071,264
Intangible Assets—Net	14,740,833	10,352,123
Assets Held for Sale	4,231,425	—
Impact Fee and Mitigation Credits	4,692,581	5,195,764
Commercial Loan Investments	38,315,150	30,208,074
Cash and Cash Equivalents	4,219,044	1,881,195
Restricted Cash	10,625,517	4,440,098
Investment Securities	7,867,077	821,436
Refundable Income Taxes	—	267,280
Other Assets	6,115,169	4,566,291
Total Assets	$333,357,568	$276,592,448
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,384,811	$859,225
Accrued and Other Liabilities	7,192,014	6,071,202
Deferred Revenue	2,240,416	2,718,543
Accrued Stock-Based Compensation	106,446	560,326
Income Taxes Payable	201,433	—
Deferred Income Taxes—Net	35,910,210	34,038,442
Long-Term Debt	149,390,506	103,940,011
Total Liabilities	196,425,836	148,187,749
Commitments and Contingencies - See Note 17
Shareholders’ Equity:
Consolidated-Tomoka Land Co. Shareholders' Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 6,056,401 shares issued and 5,945,695 shares outstanding at September 30, 2015; 5,922,130 shares issued and 5,881,660 shares outstanding at December 31, 2014	5,886,068	5,862,063
Treasury Stock – 110,706 shares at September 30, 2015; 40,470 shares at December 31, 2014	(5,239,167)	(1,381,566)
Additional Paid-In Capital	15,792,935	11,289,846
Retained Earnings	114,985,772	112,561,115
Accumulated Other Comprehensive Income (Loss)	(151,073)	73,241
Total Consolidated-Tomoka Land Co. Shareholders' Equity	131,274,535	128,404,699
Noncontrolling Interest in Consolidated VIE	5,657,197	—
Total Shareholders’ Equity	136,931,732	128,404,699
Total Liabilities and Shareholders’ Equity	$333,357,568	$276,592,448

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Revenues
Income Properties	$5,034,090	$3,864,632	$13,426,817	$10,821,121
Interest Income from Commercial Loan Investments	546,640	382,087	1,816,834	1,581,746
Real Estate Operations	1,748,398	8,781,759	3,976,340	11,184,591
Golf Operations	949,083	994,651	3,935,076	3,844,428
Agriculture and Other Income	19,504	182,731	59,181	258,052
Total Revenues	8,297,715	14,205,860	23,214,248	27,689,938
Direct Cost of Revenues
Income Properties	(997,760)	(456,869)	(2,321,493)	(1,281,380)
Real Estate Operations	(316,613)	(3,572,082)	(1,221,189)	(4,017,659)
Golf Operations	(1,355,469)	(1,309,789)	(4,201,313)	(4,155,009)
Agriculture and Other Income	(51,484)	(34,158)	(149,830)	(144,690)
Total Direct Cost of Revenues	(2,721,326)	(5,372,898)	(7,893,825)	(9,598,738)
General and Administrative Expenses	(2,778,960)	(1,506,964)	(6,123,603)	(4,562,645)
Impairment Charges	—	(421,040)	(510,041)	(421,040)
Depreciation and Amortization	(1,417,129)	(886,618)	(3,644,620)	(2,505,007)
Gain on Disposition of Assets	3,763,140	—	3,781,329	—
Total Operating Expenses	(3,154,275)	(8,187,520)	(14,390,760)	(17,087,430)
Operating Income	5,143,440	6,018,340	8,823,488	10,602,508
Investment Income	170,466	14,246	395,743	42,564
Interest Expense	(1,892,145)	(569,154)	(4,847,081)	(1,554,583)
Income Before Income Tax Expense	3,421,761	5,463,432	4,372,150	9,090,489
Income Tax Expense	(1,349,480)	(1,984,741)	(1,721,896)	(3,388,483)
Net Income	2,072,281	3,478,691	2,650,254	5,702,006
Less: Net Loss Attributable to Noncontrolling Interest in Consolidated VIE	7,590	—	7,590	—
Net Income Attributable to Consolidated-Tomoka Land Co.	$2,079,871	$3,478,691	$2,657,844	$5,702,006

Per Share Information- See Note 9:
Basic
Net Income Attributable to Consolidated-Tomoka Land Co.	$0.36	$0.60	$0.46	$0.99
Diluted
Net Income Attributable to Consolidated-Tomoka Land Co.	$0.36	$0.60	$0.45	$0.99
Dividends Declared and Paid	$-	$-	$0.04	$0.03

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Income Attributable to Consolidated-Tomoka Land Co.	$2,079,871	$3,478,691	$2,657,844	$5,702,006
Other Comprehensive Income (Loss)
Realized Gain on Investment Securities Sold (Net of Tax of $(59,758) and $-0- for the three months ended September 30, 2015 and 2014, respectively, and Net of Tax of $(108,998) and $-0- for the nine months ended September 30, 2015 and 2014, respectively)	(95,156)	—	(176,707)	—
Unrealized Gain (Loss) on Investment Securities (Net of Tax of $11,193 and $2,464 for the three months ended September 30, 2015 and 2014, respectively, and Net of Tax of $(29,901) and $51,894 for the nine months ended September 30, 2015 and 2014, respectively)	17,824	3,926	(47,607)	82,635
Total Other Comprehensive Income (Loss), Net of Tax	(77,332)	3,926	(224,314)	82,635
Total Comprehensive Income	$2,002,539	$3,482,617	$2,433,530	$5,784,641

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Consolidated-Tomoka Land Co. Shareholders
	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Consolidated-Tomoka Land Co. Shareholders’ Equity	Noncontrolling Interest in Consolidated VIE	Total Shareholders' Equity
Balance December 31, 2014	$5,862,063	$(1,381,566)	$11,289,846	$112,561,115	$73,241	$128,404,699	$-	$128,404,699
Net Income	—	—	—	2,657,844	—	2,657,844	(7,590)	2,650,254
Contributions from Noncontrolling Interest in Consolidated VIE	—	—	—	—	—	-	5,664,787	5,664,787
Stock Repurchase	—	(3,857,601)	—	—	—	(3,857,601)	—	(3,857,601)
Equity Component of Convertible Debt	—	—	2,130,002	—	—	2,130,002	—	2,130,002
Exercise of Stock Options	19,955	—	685,755	—	—	705,710	—	705,710
Vested Restricted Stock	3,556	—	(33,119)	—	—	(29,563)	—	(29,563)
Stock Issuance	494	—	26,938	—	—	27,432	—	27,432
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	1,693,513	—	—	1,693,513	—	1,693,513
Cash Dividends ($0.04 per share)	—	—	—	(233,187)	—	(233,187)	—	(233,187)
Other Comprehensive Loss, Net of Tax	—	—	—	—	(224,314)	(224,314)	—	(224,314)
Balance September 30, 2015	$5,886,068	$(5,239,167)	$15,792,935	$114,985,772	$(151,073)	$131,274,535	$5,657,197	$136,931,732

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Cash Flow from Operating Activities:
Net Income	$2,650,254	$5,702,006
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,644,620	2,505,007
Loan Cost Amortization	265,443	173,965
Amortization of Discount on Convertible Debt	583,152	-
Amortization of Discount on Debt Securities within Investment Securities	(6,519)	-
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	(3,781,329)	-
Impairment Charges	510,041	421,040
Discount Accretion on Commercial Loan Investments	-	(649,658)
Accretion of Commercial Loan Origination Fees	(59,581)	(10,156)
Amortization of Fees on Acquisition of Commercial Loan Investments	224	29,711
Realized Gain on Investment Securities	(285,705)	-
Realized Gain on Put Option Derivative	(15,622)	-
Deferred Income Taxes	673,023	1,385,517
Non-Cash Compensation	1,350,557	1,021,955
Decrease (Increase) in Assets:
Refundable Income Taxes	267,280	-
Land and Development Costs	(847,124)	905,025
Impact Fees and Mitigation Credits	503,183	432,213
Net Pension Asset	-	(85,136)
Other Assets	(1,814,321)	(1,650,227)
Increase (Decrease) in Liabilities:
Accounts Payable	525,586	(159,976)
Accrued and Other Liabilities	1,060,091	756,300
Deferred Revenue	(478,127)	104,914
Income Taxes Payable	201,433	(933,502)
Net Cash Provided By Operating Activities	4,946,559	9,948,998
Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment	(29,736,375)	(20,815,135)
Acquisition of Intangible Assets	(6,013,622)	(1,069,145)
Acquisition of Commercial Loan Investments	(15,248,628)	(27,388,926)
Acquisition of Land	(5,664,787)	-
Increase in Restricted Cash	(6,185,419)	(1,058,862)
Proceeds from Sale of Investment Securities	2,919,958	-
Proceeds from Sale of Put Options	92,902	-
Acquisition of Investment Securities	(10,036,588)	-
Proceeds from Disposition of Property, Plant, and Equipment, Net	15,226,084	63,762
Principal Payments Received on Commercial Loan Investments	7,200,909	19,465,000
Net Cash Used In Investing Activities	(47,445,566)	(30,803,306)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	95,875,000	69,025,000
Payments on Long-Term Debt	(47,540,011)	(51,062,021)
Cash Proceeds from Exercise of Stock Options	622,218	869,918
Cash Used to Purchase Common Stock	(3,857,601)	(927,912)
Cash from Excess Tax Benefit (Expense) from Vesting of Restricted Stock	(29,563)	407,971
Dividends Paid	(233,187)	(171,904)
Net Cash Provided By Financing Activities	44,836,856	18,141,052
Net Increase (Decrease) in Cash	2,337,849	(2,713,256)
Cash, Beginning of Year	1,881,195	4,932,512
Cash, End of Period	$4,219,044	$2,219,256

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Income taxes totaling approximately $577,000 and $2.5 million were paid during the nine months ended September 30, 2015 and 2014, respectively. Income taxes refunded totaling approximately $3,000 were received during the nine months ended September 30, 2015, while no refunds were received during the nine months ended September 30, 2014.

Interest totaling approximately $3.9 million and $1.4 million was paid during the nine months ended September 30, 2015 and 2014, respectively. Interest of approximately $11,000 was capitalized during the nine months ended September 30, 2014, with no interest capitalized during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, in connection with the issuance of the Company’s $75.0 million convertible senior notes due 2020, approximately $2.1 million of the issuance was allocated to the equity component for the conversion option. This non-cash allocation was reflected on the balance sheet as a decrease in long-term debt of approximately $3.4 and an increase in deferred income taxes of approximately $1.3 million.

During the three months ended September 30, 2015, the Company acquired an interest in approximately six acres of vacant beachfront property in Daytona Beach, Florida through a real estate venture with an unaffiliated third party institutional investor for approximately $5.7 million. The approximate $5.7 million contribution by the third party is shown as a non-cash increase in Land and Development Costs and Shareholders’ Equity attributable to the Noncontrolling Interest in Consolidated VIE in the accompanying consolidated balance sheet.

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS

Description of Business

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own and manage forty-one commercial real estate properties in ten states in the U.S. As of September 30, 2015, we owned thirty-three single-tenant and eight multi-tenant income-producing properties with over 1,270,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,500 acres. As of September 30, 2015, we had four commercial loan investments including one fixed-rate and one variable–rate mezzanine commercial mortgage loan, a variable-rate B-Note, and a variable-rate first mortgage. Our golf operations consist of the LPGA International golf club, which is managed by a third party. We also lease property for twenty-one billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

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

The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. Any real estate entities or properties included in the consolidated financial statements have been consolidated only for the periods that such entities or properties were owned or under control by us. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. Noncontrolling interests in consolidated pass-through entities are recognized before income taxes.

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

Because of the fluctuating market conditions that currently exist in the Florida and national real estate markets, and the volatility and uncertainty in the financial and credit markets, it is possible that the estimates and assumptions, most notably those related to the Company’s investment in income properties, could change materially during the time span associated with the continued volatility of the real estate and financial markets or as a result of a significant dislocation in those markets.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, investment securities, accounts receivable, and accounts payable at September 30, 2015 and December 31, 2014, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s investments in commercial loans approximates fair value at September 30, 2015 and December 31, 2014, since the floating and fixed rates of the loans reasonably approximate current market rates for notes with similar risks and maturities. The carrying amount of the Company’s long-term debt approximates fair value at September 30, 2015 and December 31, 2014, since the floating rate of our credit facility and the fixed rates of our secured financings and convertible debt reasonably approximate current market rates for notes with similar risks and maturities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and bank demand accounts.

Restricted Cash

Restricted cash totaled approximately $10.6 million at September 30, 2015, of which approximately $9.0 million reflects the proceeds from the two income property sales that closed in September 2015, and $276,000 remaining from two land sales, is being held in escrow to be reinvested through the like-kind exchange structure into an acquired income property. Additionally, approximately $596,000 is being held in a reserve related to certain required tenant improvements for the Lowes in Katy, Texas; approximately $431,000 is being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013; and approximately $285,000 is being held in escrow related to a land transaction which closed in December 2013.

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

Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in investment income in the consolidated statements of operations. With respect to debt securities, when the fair value of a debt security classified as available-for-sale is less than its cost, management assesses whether or not: (i) it has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions are met, the Company must recognize an other-than-temporary impairment through earnings for the differences between the debt security’s cost basis and its fair value, and such amount is included in investment income in the consolidated statements of operations. There were no other-than-temporary impairments during the nine months ended September 30, 2015 or 2014.

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

Derivative Financial Instruments

Derivative instruments are classified as either assets or liabilities in the consolidated balance sheets at fair value. The derivatives outstanding as of September 30, 2015 are not designated as hedging instruments and, accordingly, the changes in fair value (i.e. gains or losses) are recorded in the consolidated statements of operations through investment income. The fair value of the Company’s derivatives not designated as hedging instruments are measured quarterly, on a recurring basis, using Level 2 inputs. The Company’s derivatives outstanding as of September 30, 2015 are for put options sold related to common stock investments included in the investment securities asset category. The liability for the fair market value of the put options sold is included on the consolidated balance sheet in accrued and other liabilities. The Company had no derivatives outstanding as of December 31, 2014.

Impact Fees and Mitigation Credits

Impact fees and mitigation credits are stated at the lower of cost or market. As these assets are sold, the related revenues and cost basis are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations.

Classification of Loans

Loans held for investment are stated at the principal amount outstanding and include the unamortized deferred loan fees offset by any applicable unaccreted loan purchase discounts and origination fees, if applicable, in accordance with GAAP.

Commercial Loan Investment Impairment

The Company’s commercial loans are held for investment. For each loan, the Company evaluates the performance of the collateral property and the financial and operating capabilities of the borrower/guarantor, in part, to assess whether any deterioration in the credit has occurred and for possible impairment of the loan. Impairment would reflect the Company’s determination that it is probable that all amounts due according to the contractual terms of the loan would not be collected. Impairment is measured based on the present value of the expected future cash flows from the loan discounted at the effective rate of the loan or the fair value of the collateral. Upon determination of an impairment, the Company would record an allowance to reduce the carrying value of the loan with a corresponding recognition of loss in the results of operations. Significant exercise of judgment is required in determining impairment, including assumptions regarding the estimate of expected future cash flows, collectability of the loan, the value of the underlying collateral and other factors including the existence of guarantees. The Company has determined that, as of September 30, 2015, no allowance for impairment was required.

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

Reclassifications

Certain items in the prior period’s consolidated balance sheet and statements of operations have been reclassified to conform to the presentation as of and for the nine months ended September 30, 2015. Specifically, land, timber, and subsurface interests were previously stated as a separate line item within property, plant, and equipment and accumulated depreciation on the consolidated balance sheets, and are now included with land and development costs as all of the costs are related to the Company’s land portfolio of over 10,500 acres. The amount reclassified to land and development costs was approximately $14.9 million as of December 31, 2014. Also, third-party purchase price allocations performed during the nine months ended September 30, 2015 related to three 2014 income property acquisitions resulted in a revised allocation between income properties, land, buildings, and improvements, intangible assets, and accrued and other liabilities. As of December 31, 2014, the reclassifications made relating to the purchase price allocations were to increase intangible assets by approximately $3.0 million, decrease income properties, land, buildings, and improvements by approximately $2.3 million, and increase accrued and other liabilities by approximately $670,000. In addition, revenue and cost of sales related to impact fees sold were previously reported net in the consolidated statements of income. Current presentation reports the revenues and cost basis of impact fees sold as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations. The increase in revenues and the direct costs of revenues was approximately $137,000 and $259,000 for the three and nine months ended September 30, 2014, respectively. These reclassifications had an immaterial effect on total assets as of December 31, 2014 and no effect on net income as of and for the three and nine months ended September 30, 2014.

NOTE 2. INCOME PROPERTIES

During the nine months ended September 30, 2015, the Company acquired three properties: one multi-tenant income property, one single-tenant income property, and a vacant outparcel adjacent to one of our multi-tenant properties, at an aggregate acquisition cost of approximately $34.2 million. Of the total acquisition cost, approximately $8.5 million was allocated to land, approximately $19.7 million was allocated to buildings and improvements, and approximately $6.0 million was allocated to intangible assets and liabilities pertaining to the in-place lease value, leasing fees, and the above or below market lease value. The amortization period for the approximate $6.0 million allocated to intangible assets is approximately 7.6 years. The three properties acquired during the nine months ended September 30, 2015 consist of the following:

•

On July 16, 2015, the Company acquired 245 Riverside Avenue, a 5-story, 136,856 square-foot, multi-tenant office building situated on 3.4 acres in Jacksonville, Florida at a purchase price of $25.1 million. The property is 99% leased with a tenant roster including Raymond James, Northwestern Mutual, Dixon Hughes Goodman, and Jacobs Engineering Group.

•	On May 28, 2015, the Company acquired a 0.71 acre vacant outparcel located adjacent to our The Grove at Winter Park property in Winter Park, Florida at a purchase price of $409,000.
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

During the nine months ended September 30, 2015, independent third-party purchase price allocation valuations were completed on three of the four income properties acquired during the year ended December 31, 2014 for a total purchase price of approximately $39.1 million. As a result of the valuations, the allocation of the total purchase price to intangible assets was increased by approximately $3.0 million while the allocation to income properties, land, buildings, and improvements decreased by approximately $2.3 million. In addition, the allocation to intangible lease liabilities was approximately $670,000 causing an increase in accrued and other liabilities of that amount.

NOTE 2. INCOME PROPERTIES (continued)

Four single-tenant income properties were sold during the nine months ended September 30, 2015 as follows:

•

On September 28, 2015, the Company sold its interest in a 13,824 square-foot building, located in Clermont, Florida, which was under lease to Holiday CVS L.L.C., a wholly-owned subsidiary of CVS Health (“CVS”), with a remaining lease term of 7.1 years, for proceeds of $4.2 million, generating a pre-tax gain of approximately $1.6 million, or approximately $0.17 per share, after tax.

•

On September 30, 2015, the Company sold its interest in an 11,900 square-foot building, located in Sanford, Florida, which was under lease to CVS, with a remaining lease term of 5.1 years, for proceeds of approximately $5.2 million, generating a pre-tax gain of approximately $2.2 million, or approximately $0.23 per share, after tax.

•

On April 17, 2015, the Company sold its interest in two 13,813 square-foot buildings, located in Sanford and Sebastian, Florida, which were both under lease to CVS, but had been vacated by the tenant in a previous year, with a weighted average remaining lease term of 8.7 years, for proceeds of $6.4 million, generating a pre-tax loss of approximately $497,000, or approximately $0.05 per share, after tax.

Additionally, during the nine months ended September 30, 2015, tenant improvements totaling approximately $1.2 million were completed related to (i) the Teledyne ODI lease of approximately 15,000 square feet at the Williamson Business Park, for which the certificate of occupancy was received on July 7, 2015 and under which rent commenced on July 20, 2015, and (ii) the expanded and extended State of Florida Department of Revenue lease of 21,000 square feet at the Mason Commerce Center building which is expected to be complete in October 2015.

During the nine months ended September 30, 2014, the Company acquired two single-tenant income properties at an acquisition cost of approximately $20.0 million. Of the total acquisition cost, approximately $11.6 million was allocated to land, approximately $5.6 million was allocated to buildings and improvements, and approximately $2.8 million was allocated to intangible assets pertaining to the in-place lease value and leasing fees. The amortization period for the approximate $2.8 million allocated to intangible assets is approximately 10.3 years at the time of acquisition. Additionally, during the nine months ended September 30, 2014, construction was completed on two self-developed properties, known as the Williamson Business Park, in Daytona Beach, Florida for a total cost of approximately $2.4 million of which approximately $2.2 million was incurred for building and improvements and approximately $221,000 was related to the transfer of basis in the previously owned land.

NOTE 3. COMMERCIAL LOAN INVESTMENTS

On September 24, 2015, the Company originated a $14.5 million first mortgage loan secured by a hotel in San Juan, Puerto Rico. The loan matures in September 2018 and bears a floating interest rate of 30-day London Interbank Offer Rate (“LIBOR”) plus 900 basis points, of which 700 basis points are payable currently and 200 basis points accrue over the term of the loan. At closing, a loan origination fee of approximately $181,000 was received by the Company and is being accreted ratably into income through the contractual maturity date.

As of September 30, 2015, the Company owned four performing commercial loan investments which have an aggregate outstanding principal balance of approximately $38.5 million. These loans are secured by real estate, or the borrower’s equity interest in real estate, located in Dallas, Texas, Sarasota, Florida, Atlanta, Georgia, and San Juan, Puerto Rico and have an average remaining maturity of approximately 2.0 years and a weighted average interest rate of 8.8%.

NOTE 3. COMMERCIAL LOAN INVESTMENTS (continued)

The Company’s commercial loan investment portfolio was comprised of the following at September 30, 2015:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Mezz – Hotel – Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2016	8,960,467	8,960,467	8,960,467	30-day LIBOR plus 7.50%
Mezz – Hotel, Dallas, TX	September 2014	September 2016	10,000,000	10,000,000	10,000,000	30-day LIBOR plus 7.25%
First Mortgage –Hotel, San Juan, Puerto Rico	September 2015	September 2018	14,500,000	14,500,000	14,354,683	30-day LIBOR plus 9.00%
Total			$38,460,467	$38,460,467	$38,315,150

The carrying value of the commercial loan investment portfolio as of September 30, 2015 consisted of the following:

Total
Current Face Amount	$38,460,467
Unamortized Fees	34,777
Unaccreted Origination Fees	(180,094)
Total Commercial Loan Investments	$38,315,150

The Company’s commercial loan investment portfolio was comprised of the following at December 31, 2014:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Mezz – Hotel, Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%
Construction – Container Store, Glendale, AZ	May 2014	November 2015	6,300,000	5,306,031	5,247,607	6.00%
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2015	8,960,467	8,960,467	8,960,467	30-day LIBOR plus 7.25%
Mezz – Hotel, Dallas, TX	September 2014	September 2016	10,000,000	10,000,000	10,000,000	30-day LIBOR plus 7.25%
Development – Real Estate, Ormond Beach, FL	November 2014	November 2015	1,000,000	1,000,000	1,000,000	30-day LIBOR plus 7.25%
Total			$31,260,467	$30,266,498	$30,208,074

The carrying value of the commercial loan investment portfolio as of December 31, 2014 consisted of the following:

Total
Current Face Amount	$30,266,498
Unaccreted Origination Fees	(58,424)
Total Commercial Loan Investments	$30,208,074

NOTE 4. LAND AND SUBSURFACE INTERESTS

During the nine months ended September 30, 2015, the Company sold approximately 3.9 acres of land. On June 1, 2015, the Company sold approximately 3.0 acres of land located on the south side of LPGA Boulevard, just east of Clyde Morris Boulevard, at a sales price of $505,000, or approximately $167,000 per acre, for a gain of approximately $476,000. On June 17, 2015, the Company sold approximately 0.9 acres of land located in Highlands County, at a sales price of $250,000, for a gain of approximately $223,000.

During the three months ended September 30, 2015, the Company acquired, through a real estate venture with an unaffiliated third party institutional investor, an interest in approximately six acres of vacant beachfront property located in Daytona Beach, Florida as more fully described in Note 20 “Variable Interest Entity.”

NOTE 4. LAND AND SUBSURFACE INTERESTS (continued)

During the nine months ended September 30, 2014, the Company sold approximately 3.1 acres to Halifax Humane Society, Inc. (“HHS”) for $391,500, or approximately $128,000 per acre, for a gain of approximately $347,000. This parcel is located on LPGA Boulevard, just west of I-95 in Daytona Beach, Florida and is adjacent to an existing property owned by HHS. Also, during the nine months ended September 30, 2014, the Company sold approximately 75.6 acres of land, located on the east side of Interstate 95, to an unaffiliated third party for the construction of a distribution center for approximately $7.8 million, or approximately $103,000 per acre, for a gain at closing of approximately $3.9 million with an additional gain of approximately $324,000 recognized on a percentage-of-completion basis as certain road improvements are completed. All percentage-of-completion revenue was recognized as of March 31, 2015 as the road improvements were substantially complete at that time. In connection with this sale, during the three months ended September 30, 2015, the Company recognized revenue of approximately $1.0 million from incentives received from the County of Volusia, Florida based upon certain milestones being achieved during the quarter including the distribution center receiving its certificate of occupancy and the creation of no less than 150 jobs at the new distribution center.

During 2011, an eight-year oil exploration lease was executed. The lease calls for annual lease payments which are recognized as revenue ratably over the respective twelve month lease periods. In addition, non-refundable drilling penalty payments are made as required by the drilling requirements in the lease which are recognized as revenue when received. Cash payments for both the annual lease payment and the drilling penalty, if applicable, are received in full on or before the first day of the respective lease year.

Lease payments on the respective acreages and drilling penalties received through lease year five are as follows:

	Acreage (Approximate)	Florida County	Lease Payment	Drilling Penalty
Lease Year 1 - 9/23/2011 - 9/22/2012	136,000	Lee and Hendry	$913,657	$-
Lease Year 2 - 9/23/2012 - 9/22/2013	136,000	Lee and Hendry	922,114	-
Lease Year 3 - 9/23/2013 - 9/22/2014	82,000	Hendry	3,293,000	1,000,000
Lease Year 4 - 9/23/2014 - 9/22/2015	42,000	Hendry	1,866,146	600,000
Lease Year 5 - 9/23/2015 - 9/22/2016	25,000	Hendry	1,218,838	175,000
Total Payments Received to Date			$8,213,755	$1,775,000

The terms of the lease state the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years six through eight. The lease is effectively eight one-year terms as the lessee has the option to terminate the lease annually.

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the three months ended September 30, 2015 and 2014, lease income of approximately $456,000 and $799,000 was recognized, respectively. For the nine months ended September 30, 2015 and 2014, lease income of approximately $1.4 million and $2.4 million was recognized, respectively. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2016 or, if renewed, on similar terms or conditions.

The Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $11,000 and $38,000, during the three months ended September 30, 2015 and 2014, respectively. Revenues received from oil royalties totaled approximately $60,000 and $167,000, during the nine months ended September 30, 2015 and 2014, respectively.

The Company is not prohibited from the disposition of any or all of its subsurface interests. Should the Company complete a transaction to sell all or a portion of its subsurface interests, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments such as income-producing properties. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee based on a percentage of the surface value. Cash payments for the release of surface entry rights totaled approximately $2,000 and $4,000 during the nine months ended September 30, 2015 and 2014, respectively, which is included in revenue from real estate operations.

In addition, the Company generated revenue of approximately $73,000 and $139,000 during the nine months ended September 30, 2015 and 2014, respectively, from fill dirt excavation agreements. No revenue from fill dirt excavation agreements was recognized during the three months ended September 30, 2015 while approximately $16,000 was recognized during the three months ended September 30, 2014.

NOTE 5. INVESTMENT SECURITIES

During the nine months ended September 30, 2015, the Company purchased approximately $10.0 million of common stock and debt securities. During the nine months ended September 30, 2015, the Company sold preferred stock of a publicly traded real estate company and debt securities of another publicly traded real estate company for proceeds of approximately $2.9 million.

Available-for-Sale securities consisted of the following as of September 30, 2015:

	As of September 30, 2015
	Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value (Level 1 and 2 Inputs)
Debt Securities	$843,951	$9,179	$—	$853,130
Total Debt Securities	843,951	9,179	—	853,130
Common Stock	7,269,076	—	(255,129)	7,013,947
Total Equity Securities	7,269,076	—	(255,129)	7,013,947
Total Available-for-Sale Securities	$8,113,027	$9,179	$(255,129)	$7,867,077

During the nine months ended September 30, 2015, gross unrealized losses of approximately $78,000, net of tax of approximately $30,000, were recorded through other comprehensive income. The gross unrealized losses of approximately $78,000 include the gross unrealized loss as seen above of approximately $246,000, offset by the approximate $168,000 in gross unrealized gains on the preferred stock and debt securities investments prior to their sale in the first and third quarter of 2015, respectively.

The debt securities have a maturity date of approximately 4.5 years from September 30, 2015.

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

Following is a table reflecting the sale of investment securities and gains recognized during the nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from the Disposition of Debt Securities	$2,084,994	$—	$2,084,994	$—
Cost Basis of Debt Securities Sold	(1,930,080)	—	(1,930,080)	—
Gain recognized in Statement of Operations on the Disposition of Debt Securities	154,914	-	154,914	-
Proceeds from the Disposition of Equity Securities	-	—	834,964	—
Cost Basis of Equity Securities Sold	-	—	(704,173)	—
Gain recognized in Statement of Operations on the Disposition of Equity Securities	$-	$—	$130,791	$—
Total Gain recognized in Statement of Operations on the Disposition of Debt and Equity Securities	$154,914	$-	$285,705	$-

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents	$4,219,044	$4,219,044	$1,881,195	$1,881,195
Restricted Cash	10,625,517	10,625,517	4,440,098	4,440,098
Investment Securities	7,867,077	7,867,077	821,436	821,436
Commercial Loan Investments	38,315,150	38,460,467	30,208,074	30,266,498
Long-Term Debt	149,390,506	149,390,506	103,940,011	103,940,011

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

NOTE 7. INTANGIBLE ASSETS

Intangible assets and liabilities consisted of the following as of September 30, 2015 and December 31, 2014:

	As of
	September 30, 2015	December 31, 2014
Intangible Lease Assets:
Value of In-Place Leases, net	$10,913,536	$9,043,617
Value of Above Market In-Place Leases, net	1,355,015	330,424
Value of Intangible Leasing Costs, net	2,472,282	978,082
Sub-total Intangible Lease Assets	14,740,833	10,352,123
Intangible Lease Liabilities (included in accrued and other liabilities):
Value of Below Market In-Place Leases, net	(653,134)	(669,693)
Sub-total Intangible Lease Liabilities	(653,134)	(669,693)
Total Intangible Assets—Net	$14,087,699	$9,682,430

Accumulated amortization was approximately $4.3 million and $3.6 million as of September 30, 2015 and December 31, 2014, respectively. Amortization expense for the three months ended September 30, 2015 and 2014 was approximately $473,000 and $196,000, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 was approximately $1.2 million and $545,000, respectively.

The estimated future amortization expense related to net intangible assets is as follows:

Year Ending December 31,	Amount
Remainder of 2015	$502,082
2016	1,958,314
2017	1,879,485
2018	1,856,856
2019	1,824,032
2020	1,626,075
Thereafter	4,440,855
Total	$14,087,699

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

During the first quarter of 2015, an impairment charge of approximately $510,000 was recognized on two income properties held for sale as of March 31, 2015, for which the sale closed on April 17, 2015. The total impairment charge represented the loss on the sale of approximately $277,000 plus estimated closing costs of approximately $233,000. As the actual loss on the sale was approximately $497,000, an adjustment to reduce that charge in the amount of approximately $13,000 was recognized during the three months ended June 30, 2015. No impairment charges were recognized during the three months ended September 30, 2015.

During the three and nine months ended September 30, 2014, an impairment charge of approximately $421,000 was recognized on the income property held for sale as of September 30, 2014, for which the sale closed on November 19, 2014. The total impairment charge represents the loss on the sale of approximately $228,000 plus estimated closing costs of approximately $193,000.

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

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income Available to Common Shareholders:
Net Income Attributable to Consolidated-Tomoka Land Co.	$2,079,871	$3,478,691	$2,657,844	$5,702,006
Weighted Average Shares Outstanding	5,802,363	5,773,469	5,817,184	5,754,190
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	15,315	32,930	27,290	21,278
Total Shares Applicable to Diluted Earnings Per Share	5,817,678	5,806,399	5,844,474	5,775,468

Per Share Information:
Basic Net Income Per Share
Net Income Attributable to Consolidated-Tomoka Land Co.	$0.36	$0.60	$0.46	$0.99

Diluted Net Income per Share
Net Income Attributable to Consolidated-Tomoka Land Co.	$0.36	$0.60	$0.45	$0.99

The effect of 32,500 and 40,200 potentially dilutive securities were not included for the three and nine months ended September 30, 2015, respectively, as the effect would be antidilutive. The effect of 35,400 potentially dilutive securities were not included for the three or nine months ended September 30, 2014, respectively, as the effect would be antidilutive.

The Company intends to settle its 4.50% Convertible Senior Notes due 2020 in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Notes have no impact on diluted net income per share until the price of our common stock exceeds the conversion price of $68.90. The average price of our common stock during the three and nine months ended September 30, 2015 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

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

In November 2008, the Company’s Board of Directors authorized the Company to repurchase, from time to time, up to $8 million of its common stock. There is no expiration date for the repurchase authorization. The Company repurchased 4,660 shares of its common stock at a cost of approximately $105,000 through December 31, 2013 and those shares were retired. During 2014, the Company repurchased 25,836 shares of its common stock on the open market for a total cost of approximately $928,000 and placed those shares in treasury. During the nine months ended September 30, 2015, the Company repurchased an additional 70,236 shares of its common stock on the open market for a total cost of approximately $3.9 million and placed those shares in treasury. Pursuant to a covenant in our Credit Facility, which includes the Odd-Lot Buy-Back Program as part of our stock repurchase capacity, the maximum approximate dollar value of shares that may yet be purchased under the plan or program was approximately $2.7 million as of September 30, 2015.

NOTE 11. LONG-TERM DEBT

Credit Facility. The Company has a revolving credit facility, as amended on April 20, 2015 (the “Credit Facility”) which matures on August 1, 2018 with the ability to extend the term for 1 year. The Credit Facility has a total borrowing capacity of $75.0 million with the ability to increase that capacity up to $125.0 million during the term. The Credit Facility provides the lenders with a secured interest in the equity of the Company subsidiaries that own the properties included in the borrowing base. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 135 basis points to the 30-day LIBOR plus 225 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the Credit Facility. The Credit Facility also accrues a fee of 20 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity. The Credit Facility is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by Bank of Montreal (“BMO”) and also includes Wells Fargo Bank, N.A. (“Wells Fargo”) and Branch Banking & Trust Company.

At September 30, 2015, the current commitment level under the Credit Facility was $75.0 million. The available borrowing capacity under the Credit Facility was approximately $48.8 million subject to the borrowing base requirements.

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

On September 30, 2014, the Company closed on a $30.0 million loan originated with Wells Fargo, secured by its interest in six income properties. The mortgage loan matures in October 2034, and carries a fixed rate of 4.33% per annum during the first ten years of the term, and requires payments of interest only during the first ten years of the loan. After the tenth anniversary of the effective date of the loan, the cash flows generated by the underlying six income properties must be used to pay down the principal balance of the loan until paid off or until the loan matures. The loan is fully pre-payable after the tenth anniversary date of the effective date of the loan.

NOTE 11. LONG-TERM DEBT (continued)

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

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Notes, or specified corporate events. The Company may not redeem the Notes prior to the stated maturity date and no sinking fund is provided for the Notes. The Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Notes in cash upon conversion with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Notes. As of September 30, 2015 the unamortized debt discount of our Notes was approximately $5.5 million.

Net proceeds from issuance of the Notes was approximately $72.4 million (net of the cash discount paid of approximately $2.6 million) of which approximately $47.5 million was used to repay the outstanding balance of our Credit Facility as of March 11, 2015. We utilized the remaining amount for investments in income-producing properties or investments in commercial loans secured by commercial real estate.

Long-term debt consisted of the following:

	September 30, 2015
	Total	Due Within One Year
Credit Facility	$19,500,000	$—
Mortgage Note Payable (originated with UBS)	7,300,000	—
Mortgage Note Payable (originated with BOA)	23,100,000	—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—
4.50% Convertible Senior Notes due 2020, net of discount	69,490,506	—
Total Long-Term Debt	$149,390,506	$—

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending December 31,	Amount
Remainder of 2015	$—
2016	—
2017	—
2018	26,800,000
2019	—
2020	75,000,000
Thereafter	53,100,000
Total Long-Term Debt	$154,900,000

The carrying value of long-term debt as of September 30, 2015 consisted of the following:

Total
Current Face Amount	$154,900,000
Unamortized Discount on Convertible Debt	(5,509,494)
Total Long-Term Debt	$149,390,506

NOTE 11. LONG-TERM DEBT (continued)

For the three months ended September 30, 2015, interest expense, excluding amortization of loan costs and debt discounts, was approximately $1.5 million with approximately $2.4 million paid during the period including approximately $1.7 million related to the first semi-annual payment on the Notes. For the nine months ended September 30, 2015, interest expense was approximately $4.0 million with approximately $3.9 million paid during the period. No interest was capitalized during the three or nine months ended September 30, 2015.

For the three months ended September 30, 2014, interest expense, excluding amortization of loan costs and debt discounts, was approximately $505,000 with approximately $538,000 paid during the period. For the nine months ended September 30, 2014, interest expense was approximately $1.4 million with approximately $1.4 million paid during the period. Interest of approximately $11,000 was capitalized during the nine months ended September 30, 2014, none of which was capitalized during the three months ended September 30, 2014.

The amortization of loan costs incurred in connection with the Company’s long-term debt is included in interest expense in the consolidated financial statements. These loan costs are being amortized over the term of the respective loan agreements using the straight-line method, which approximates the effective interest method. For the three months ended September 30, 2015 and 2014, the amortization of loan costs totaled approximately $98,000 and $64,000, respectively. For the nine months ended September 30, 2015 and 2014, the amortization of loan costs totaled approximately $265,000 and $174,000, respectively.

The amortization of the approximate $6.1 million discount on the Company’s Notes is also included in interest expense in the consolidated financial statements. The discount is being amortized over the term of the Notes using the effective interest method. For the three and nine months ended September 30, 2015 the amortization of the discount was approximately $265,000 and $583,000, respectively. No amounts were recognized during the three or nine months ended September 30, 2014 as the debt was issued in March 2015.

The Company was in compliance with all of its debt covenants as of September 30, 2015 and December 31, 2014.

NOTE 12. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	September 30, 2015	December 31, 2014
Golf Course Lease	$2,696,257	$2,973,898
Accrued Property Taxes	1,155,112	—
Other Post-Retirement Benefits	—	142,797
Reserve for Tenant Improvements	676,604	551,250
Accrued Interest	319,292	197,929
Environmental Reserve	532,930	108,733
Below Market In-Place Leases, net	653,134	669,693
Put Options	77,280	—
Other	1,081,405	1,426,902
Total Accrued and Other Liabilities	$7,192,014	$6,071,202

In July 2012, the Company entered into an agreement with the City of Daytona Beach, Florida (the “City”) to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Lease Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, will remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of September 30, 2015, approximately $1.8 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

NOTE 12. ACCRUED AND OTHER LIABILITIES (continued)

In connection with the acquisition of the Lowes on April 22, 2014, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which are not required to be completed until December 2016. As of September 30, 2015, approximately $100,000 of these tenant improvements had been completed and funded, leaving approximately $551,000 remaining to be funded.

During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the current monitoring test results. During the three months ended September 30, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to resolve this matter with the state department of environmental protection (the “FDEP”). The Company cannot, with any degree of certainty, estimate a high end of the range of possible costs to resolve this matter in advance of receiving FDEP’s response to the Company’s proposed remediation plan. Through September 30, 2015, approximately $77,000 in costs have been incurred since the accrual of approximately $110,000 was made.

NOTE 13. DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	September 30, 2015	December 31, 2014
Deferred Oil Exploration Lease Revenue	$1,192,197	$1,354,873
Deferred Land Sale Revenue	—	87,581
Prepaid Rent	771,304	674,165
Escrow Reserve, Container Store Loan	—	144,124
Escrow Reserve, Plantation Oaks Loan	—	65,216
Other Deferred Revenue	276,915	392,584
Total Deferred Revenue	$2,240,416	$2,718,543

On September 22, 2015, the Company received an approximate $1.2 million rent payment for the fifth year of the Company’s eight-year oil exploration lease, which is being recognized ratably over the twelve month lease period ending in September 2016.

In connection with the 75.6 acre land sale that closed in August 2014, approximately $597,000 of the $7.8 million sales price was deferred to be recognized as revenue on a percentage-of-completion basis as certain road improvements were completed. The road improvements were substantially completed as of March 31, 2015 and accordingly, through March 31, 2015, the entire approximate $597,000 of revenue had been recognized.

NOTE 14. PENSION PLAN

The Company maintained a Defined Benefit Pension Plan (the “Pension Plan”) which had been, prior to December 31, 2011, for all employees who had attained the age of 21 and completed one year of service.

On October 23, 2013 the Company’s Board of Directors approved the commencement of the steps necessary to terminate the Pension Plan, pursuant to the Pension Plan, and, if necessary, for the Company to make the required level of contribution whereby the Pension Plan would have sufficient funds to pay all benefits owed participants and beneficiaries. On January 22, 2014, the Company’s Board of Directors approved the termination of the Pension Plan effective March 31, 2014. Termination of the Pension Plan was completed through the distribution of the Pension Plan assets to participants and beneficiaries through either the purchase of an annuity from an insurance company or payment of the benefit owed in a one-time lump sum payment based on a final calculation of benefit as of March 31, 2014. The final termination settlement was completed during the three months ended December 31, 2014. The Company contributed approximately $43,000 to fully fund the Pension Plan to enable the distribution to participants of a lump sum benefit or the purchase of a life annuity to effectuate the termination. In addition, the Company incurred approximately $170,000 for the cost of legal and other advisors to complete the termination. During the nine months ended September 30, 2015, the Company received the favorable determination letter from the IRS, which was the final step in terminating the Pension Plan.

NOTE 15. STOCK-BASED COMPENSATION

EQUITY-CLASSIFIED STOCK COMPENSATION

Market Condition Restricted Shares

Under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”) in September 2010 and January 2011, the Company granted to certain employees restricted shares of the Company’s common stock, which would vest upon the achievement of certain market conditions, including thresholds relating to the Company’s total shareholder return as compared to the total shareholder return of a certain peer group during a five-year performance period.

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

A summary of activity during the nine months ended September 30, 2015, is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding at December 31, 2014	5,067	$23.13
Granted	—	—
Vested	—	—
Forfeited	(567)	23.13
Outstanding at September 30, 2015	4,500	$23.13

As of September 30, 2015, there was approximately $4,000 of unrecognized compensation cost, adjusted for forfeitures, related to market condition non-vested restricted shares, which will be recognized over a remaining weighted average period of 0.2 years.

Market Condition Grants of Restricted Shares

“Inducement” grants of 96,000 and 17,000 shares of restricted Company common stock were awarded to Mr. Albright and Mr. Patten in 2011 and 2012, respectively. Mr. Albright’s restricted shares were granted outside of the 2010 Plan while Mr. Patten’s restricted shares were awarded under the 2010 Plan. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of Mr. Albright’s restricted stock award. The restricted shares will vest in six increments based upon the price per share of the Company’s common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of September 30, 2015, four increments of Mr. Albright’s and Mr. Patten’s grants had vested.

Additional “inducement” grants of 2,500 and 3,000 shares of restricted Company common stock were awarded to Mr. Smith and another officer under the 2010 Plan, during the fourth quarter of 2014 and the first quarter of 2015, respectively. The restricted stock will vest in two increments based upon the price per share of Company common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices of $60 per share and $65 per share for the two increments. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of September 30, 2015, no increments of Mr. Smith’s or the other officer’s grants had vested.

A grant of 94,000 shares of restricted Company common stock was awarded to Mr. Albright under the 2010 Plan during the second quarter of 2015. The restricted stock will vest in seven increments based upon the price per share of Company common stock during the term of his employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices ranging from $60 per share for the first increment to $90 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to January 28, 2021, that increment of the restricted shares will be forfeited. As of September 30, 2015, no increments of this grant had vested.

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

NOTE 15. STOCK-BASED COMPENSATION (continued)

A summary of the activity for these awards during the nine months ended September 30, 2015, is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Outstanding at December 31, 2014	40,500	$15.55
Granted	97,000	36.85
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2015	137,500	$30.58

As of September 30, 2015, there was approximately $2.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a remaining weighted average period of 1.4 years.

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

A summary of activity during the nine months ended September 30, 2015, is presented below:

Three Year Vest Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Outstanding at December 31, 2014	14,200	$36.08
Granted	19,700	55.93
Vested	(4,734)	36.08
Forfeited	(2,266)	46.59
Outstanding at September 30, 2015	26,900	$49.73

As of September 30, 2015, there was approximately $1.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 2.1 years.

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

A summary of the activity for the awards during the nine months ended September 30, 2015, is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	84,765	$34.39
Granted	70,000	56.43
Exercised	(16,655)	31.32
Forfeited	(7,760)	34.95
Outstanding at September 30, 2015	130,350	$46.58	7.42	$419,273
Exercisable at September 30, 2015	38,790	$31.40	4.63	$713,807

A summary of the non-vested options for these awards during the nine months ended September 30, 2015, is presented below:

Non-Qualified Stock Option Awards	Shares	Fair Value of Shares Vested
Non-Vested at December 31, 2014	47,570
Granted	70,000
Vested	(18,250)	$618,764
Forfeited	(7,760)
Non-Vested at September 30, 2015	91,560

The weighted average grant date fair value of options granted during the nine months ended September 30, 2015 was approximately $14.12 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2015, was approximately $408,000. As of September 30, 2015, there was approximately $822,000 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a remaining weighted average period of 1.8 years.

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

A summary of share option activity under the 2001 Plan for the nine months ended September 30, 2015 is presented below:

Stock Options

Liability-Classified Stock Options	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	35,300	$62.47
Granted	—	—
Exercised	(3,300)	33.16
Forfeited	(14,000)	66.54
Outstanding at September 30, 2015	18,000	$64.69	1.60	$-
Exercisable at September 30, 2015	18,000	$64.69	1.60	$-

In connection with the grant of non-qualified stock options, a stock appreciation right for each share covered by the option was also granted. The stock appreciation right entitles the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value of the underlying shares at the time of exercise. The total intrinsic value of options exercised during the nine months ended September 30, 2015 was approximately $75,000. All options had vested as of December 31, 2013.

Stock Appreciation Rights

Liability-Classified Stock Appreciation Rights	Shares	Wtd. Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	35,300	$5.56
Granted	—	—
Exercised	(3,300)	12.19
Forfeited	(14,000)	4.84
Outstanding at September 30, 2015	18,000	$2.07	1.60	$-
Exercisable at September 30, 2015	18,000	$2.07	1.60	$-

The total intrinsic value of stock appreciation rights exercised during the nine months ended September 30, 2015 was approximately $40,000. All stock appreciation rights had vested as of December 31, 2013.

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

The Company issues new, previously unissued, shares as options are exercised.

NOTE 15. STOCK-BASED COMPENSATION (continued)

Following are assumptions used in determining the fair value of stock options and stock appreciation rights:

Assumptions at:	September 30, 2015	December 31, 2014
Expected Volatility	24.36%	34.07%
Expected Dividends	0.16%	0.07%
Expected Term	2 years	2 years
Risk-Free Rate	0.41%	0.78%

There were no stock options or stock appreciation rights granted under the 2001 Plan in the nine months ended September 30, 2015 or 2014. The liability for stock options and stock appreciation rights, valued at fair value, reflected on the consolidated balance sheets at September 30, 2015 and December 31, 2014, was approximately $106,000 and $560,000, respectively. These fair value measurements are based on Level 2 inputs based on Black-Scholes and market implied volatility. The Black-Scholes determination of fair value is affected by variables including stock price, expected stock price volatility over the term of the awards, annual dividends, and a risk-free interest rate assumption.

Amounts recognized in the consolidated financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total Cost of Share-Based Plans Charged
Against Income Before Tax Effect	$728,833	$419,836	$1,350,557	$1,021,955
Income Tax Expense
Recognized in Income	$(281,147)	$(161,952)	$(520,977)	$(394,219)

NOTE 16. INCOME TAXES

The effective income tax rate was 39.4% and 36.3% for the three months ended September 30, 2015 and 2014, respectively, and 39.4% and 37.3% for the nine months ended September 30, 2015 and 2014, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. The Company files a consolidated income tax return in the United States Federal jurisdiction and the States of Arizona, Colorado, California, Florida, Illinois, Georgia, Maryland, North Carolina, Texas, and Washington. The Internal Revenue Service has audited the federal tax returns through the year 2012, with all proposed adjustments settled. The Company recognizes all potential accrued interest and penalties to unrecognized tax benefits in income tax expense.

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

NOTE 17. COMMITMENTS AND CONTINGENCIES (continued)

Contractual Commitments – Expenditures

In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac Petroleum, Inc. (“RaceTrac”) in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500, and can be paid over five years from sales of the remaining land or at the end of the fifth year. During the year ended December 31, 2013, the Company deposited $283,500 of cash in escrow related to the improvements which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of September 30, 2015 was approximately $285,000, accordingly as of September 30, 2015, the remaining maximum commitment is approximately $691,000.

In March 2015, the Company entered into two separate construction agreements for certain tenant improvements required by an executed lease expansion and extension at the Mason Commerce Center property as well as a newly executed lease at the Williamson Business Park property, for a total commitment of approximately $1.3 million. Costs of approximately $1.2 million have been incurred through September 30, 2015 under these agreements and therefore, the total remaining commitment as of September 30, 2015 is approximately $100,000.

Contractual Commitments – Land Pipeline

As of September 30, 2015, the Company had executed definitive purchase and sale agreements with eight different buyers whose intended use for the land under contract includes residential (including multi-family), retail and mixed-use retail, and office. These agreements, in aggregate, represent the potential sale of over 1,900 acres, or 18% of our land holdings, with anticipated sales proceeds totaling approximately $79.3 million. These agreements contemplate closing dates ranging from the fourth quarter of 2015 through 2018. No land transactions were closed during the three months ended September 30, 2015, however, the Company expects certain of the transactions to close during the fourth quarter of 2015, although the buyers are not contractually obligated to close until after 2015. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City of Daytona Beach and other permitting activities with other applicable governmental authorities. In addition to other customary closing conditions, the majority of these transactions are conditioned upon both the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms, including the sales price.

Minto Communities

One of the definitive sales contracts is with an affiliate of Minto Communities for Minto’s development of a 3,400 unit master planned age restricted residential community on an approximate 1,600 acre parcel of the Company’s land holdings west of Interstate 95. As a result of recent delays in certain elements of the permitting process for this property, the Company now expects this transaction is more likely to close late in 2016.

Tanger Factory Outlets

One of the definitive sales contracts is with an affiliate of Tanger Factory Outlet Centers, Inc. (“Tanger”) for approximately 39 acres along the east side of Interstate 95 near LPGA Boulevard (the “Tanger Contract”). Provided Tanger’s customary conditions to begin construction are met, Tanger intends to develop the 39 acres into an approximately 350,000 square foot first-class outlet mall. In the second quarter of 2015, Tanger received approval by the City of Daytona Beach and Volusia County for an incentive package valued at $4.5 million to assist Tanger in reimbursing the Company for Tanger’s share of the infrastructure costs required for the development of their site. The outlet mall, in which Tanger has indicated represents an investment of approximately $100 million to develop, has the potential to create approximately 400 jobs during the construction phase and over 800 full and part-time jobs once completed. Additionally, once completed, Tanger expects the project to bring an estimated 85 brand name and designer stores, in line with the existing Tanger portfolio, to the Daytona Beach market.

NOTE 17. COMMITMENTS AND CONTINGENCIES (continued)

Tomoka Town Center

During the second quarter of 2015, we entered into a definitive sales contract (the “NADG Contract”) with an affiliate of North American Development Group (“NADG”) for NADG to purchase the remaining land not previously under contract in the approximately 230 acre area of the Company’s land holdings referred to as the Tomoka Town Center (the “Town Center”). Under the NADG Contract, NADG would become the master developer of the remaining elements of the Town Center. NADG is in their initial due diligence phase for the development of a mixed-use town center that could include retail, office, lodging and residential.

Three of the executed definitive purchase and sale agreements, including the Tanger Contract and the NADG Contract, represent the potential sale of approximately 230 acres for approximately $43.2 million, in the aggregate. The third contract is with an affiliate of Sam’s Club for the sale of nearly 18 acres (the “Sam’s Contract”). Pursuant to the terms and conditions of the Tanger Contract and the Sam’s Contract, prior to closing, the respective parties to each contract must mutually agree upon (i) the scope of certain infrastructure improvements, including, but not limited to, the addition or expansion of roads and underlying utilities, and storm water retention (the “Infrastructure Work”), and (ii) the financial responsibility of each party for the Infrastructure Work. The scope of the Infrastructure Work would benefit portions of the Company’s adjacent land holdings of approximately 170 acres that are not covered by the Tanger Contract and Sam’s Contract. The Company estimates the costs of the Infrastructure Work currently contemplated by these contracts could range from $10.0 million to $20.0 million. In the event that, of the three definitive purchase and sale agreements, only the Sam’s Contract were to close, the Company expects that the scope of the Infrastructure Work to be completed would be significantly less and therefore the estimated costs would also be substantially reduced. Pursuant to the terms and conditions of the NADG Contract, if the NADG Contract closes, NADG would assume all or a portion of the obligations of the Company with regard to the Company’s share of the financial responsibility for the Infrastructure Work, including reimbursement for any amounts already incurred, subject to a cap of approximately $16.0 million.

Other Matters

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We have submitted a written response to the information request along with supporting documentation. We believe the issues raised by, and the land which is the subject of, this inquiry are similar to or the same as those which were addressed and resolved by the settlement agreement executed in December 2012 between the Company and the St. Johns River Water Management District (the “District”) and the permit which the District subsequently issued to the Company. Given the early stage of this process, we are unable to reasonably estimate the liability, if any, that the Company may incur as a result of this inquiry. Accordingly, no amounts have been accrued as of September 30, 2015 related to this matter. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract and, accordingly, no amounts related to such potential future costs have been accrued as of September 30, 2015.

NOTE 18. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, commercial loan investments, real estate operations, and golf operations. Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 63.3% and 68.7% of our identifiable assets as of September 30, 2015 and December 31, 2014, respectively, and 57.8% and 39.1% of our consolidated revenues for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, we had four and five commercial loan investments, respectively. Our real estate operations primarily consist of revenues generated from land transactions and leasing and royalty income from our interests in subsurface oil, gas and mineral rights. Our golf operations consist of a single property located in the City, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation, fitness facility, and pro-shop with retail merchandise. The majority of the revenues generated by our golf operations are derived from members and public customers playing golf, club memberships, and food and beverage operations.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

NOTE 18. BUSINESS SEGMENT DATA (continued)

Information about the Company’s operations in the different segments for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Income Properties	$5,034,090	$3,864,632	$13,426,817	$10,821,121
Commercial Loan Investments	546,640	382,087	1,816,834	1,581,746
Real Estate Operations	1,748,398	8,781,759	3,976,340	11,184,591
Golf Operations	949,083	994,651	3,935,076	3,844,428
Agriculture and Other Income	19,504	182,731	59,181	258,052
Total Revenues	$8,297,715	$14,205,860	$23,214,248	$27,689,938
Operating Income:
Income Properties	$4,036,330	$3,407,763	$11,105,324	$9,539,741
Commercial Loan Investments	546,640	382,087	1,816,834	1,581,746
Real Estate Operations	1,431,785	5,209,677	2,755,151	7,166,932
Golf Operations	(406,386)	(315,138)	(266,237)	(310,581)
Agriculture and Other Income	(31,980)	148,573	(90,649)	113,362
General and Corporate Expense	(432,949)	(2,814,622)	(6,496,935)	(7,488,692)
Total Operating Income	$5,143,440	$6,018,340	$8,823,488	$10,602,508
Depreciation and Amortization:
Income Properties	$1,335,214	$815,673	$3,413,024	$2,301,316
Commercial Loan Investments	—	—	—	—
Real Estate Operations	—	—	—	—
Golf Operations	68,712	60,369	194,618	174,942
Agriculture and Other	13,203	10,576	36,978	28,749
Total Depreciation and Amortization	$1,417,129	$886,618	$3,644,620	$2,505,007
Capital Expenditures:
Income Properties	$25,596,355	$5,329,898	$35,610,312	$21,566,004
Commercial Loan Investments	14,500,000	10,450,744	15,394,879	27,399,082
Real Estate Operations ($5,664,787 Contributed by Consolidated VIE)	11,489,272	—	11,489,272	—
Golf Operations	2,045	138,854	108,462	195,015
Agriculture and Other	17,817	32,508	31,223	123,261
Total Capital Expenditures	$51,605,489	$15,952,004	$62,634,148	$49,283,362

	As of
	September 30, 2015	December 31, 2014
Identifiable Assets:
Income Properties	$211,143,491	$190,087,575
Commercial Loan Investments	38,455,112	30,274,302
Real Estate Operations	55,858,598	43,833,515
Golf Operations	3,291,350	3,639,903
Agriculture and Other	24,609,017	8,757,153
Total Assets	$333,357,568	$276,592,448

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

NOTE 19. RECENTLY ISSUED ACCOUNTING POLICIES

In May 2014, the FASB issued ASU 2014-09, which amends its guidance on the recognition and reporting of revenue from contracts with customers. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its consolidated financial statements. The Company plans to implement ASU 2014-09 effective January 1, 2017.

In February 2015, the FASB issued ASU 2015-02, which amends the consolidation guidance. The amendments in this updated are effective for annual reporting periods beginning after December 15, 2015. The Company evaluated certain aspects of ASU 2015-02 in connection with the variable interest entity for which the Company determined it has a controlling financial interest and is the primary beneficiary as of September 30, 2015. The Company is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its consolidated financial statements. The Company plans to implement ASU 2015-02 effective January 1, 2016.

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

NOTE 20. VARIABLE INTEREST ENTITY

During the three months ended September 30, 2015, the Company entered into a real estate venture with an unaffiliated third party institutional investor, whereby the venture acquired approximately six acres of vacant beachfront property located in Daytona Beach, Florida. The Company acquired its 50% interest in the real estate venture for approximately $5.7 million and will serve as its general partner with day-to-day management responsibilities. The venture is structured such that the Company will earn a base management fee and will receive a preferred interest as well as a promoted interest if certain return hurdles are achieved. The Company’s preferred interest represents the first 9% of the investment return achieved at the disposition of the property. GAAP requires consolidation of a variable interest entity (“VIE”) in which an enterprise has a controlling financial interest and is the primary beneficiary. Upon entering into the venture described above, the Company determined it has a controlling financial interest and is the primary beneficiary; therefore, the venture is a VIE and has been consolidated in the Company’s financial statements.

As of September 30, 2015, the VIE has one asset totaling $11,329,574 consisting of the six acre vacant beachfront property. During the three months ended September 30, 2015 the Company contributed 50%, or $5,664,787, to the VIE for the initial property acquisition, with the other 50% contributed by the noncontrolling interest in the consolidated VIE. This consolidated venture has been accounted for in real estate operations with the inter-company management fees eliminated upon consolidation.

NOTE 21. SUBSEQUENT EVENTS

On October 8, 2015, the Company entered into an agreement to acquire an approximately 450,000 square foot office building situated on approximately 40 acres of land located in Raleigh, North Carolina and leased to an investment grade, multi-national financial institution (the “Tenant”) with approximately 9.0 years remaining on the lease. The Tenant’s contractual right of first refusal to acquire the property in advance of a transaction to sell the property by the current owner expired on October 28, 2015. The Company’s due diligence period is currently set to expire in early November 2015 and closing would be expected shortly thereafter. The acquisition price for this single-tenant office property is approximately $42.3 million, reflecting a purchase cap rate at the low end of our guidance. Given that this proposed transaction is in the due diligence stage, there can be no assurance regarding the likelihood or timing of this transaction being completed or the final terms, including purchase price.

On October 29, 2015, the Company received a cash payment of approximately $920,000, reflecting gross proceeds of approximately $950,000 net of fees, plus other consideration for the release of the Company’s surface entry rights related to approximately 1,400 acres in Lee County, Florida. The gross proceeds plus the fair value of the other consideration received represents revenue for the Company with an impact of approximately $0.10 per share, after tax. The Company intends to utilize the gross proceeds in a like-kind exchange transaction thereby qualifying the income for tax deferred treatment.

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

OVERVIEW

We are a diversified real estate operating company. We own and manage forty-one commercial real estate properties in ten states in the U.S. As of September 30, 2015, we owned thirty-three single-tenant and eight multi-tenant income-producing properties with over 1,270,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,500 acres. As of September 30, 2015, we had four commercial loan investments including one fixed-rate and one variable–rate mezzanine commercial mortgage loan, a variable-rate B-Note, and a variable-rate first mortgage. Our golf operations consist of the LPGA International golf club, which is managed by a third party. We also lease property for twenty-one billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Income Property Operations. We have pursued a strategy of investing in income-producing properties, when possible by utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes.

During the nine months ended September 30, 2015, the Company acquired three properties: one multi-tenant income property, one single-tenant income property, and a vacant outparcel adjacent to one of our multi-tenant properties, at an aggregate acquisition cost of approximately $34.2 million. During the nine months ended September 30, 2014, the Company acquired two income properties at an acquisition cost of approximately $20.0 million.

Our current portfolio of thirty-three single-tenant income properties generates approximately $12.6 million of revenues from lease payments on an annualized basis and had an average remaining lease term of 9.4 years as of September 30, 2015. Our current portfolio of eight multi-tenant properties generates approximately $5.6 million of revenue from lease payments on an annualized basis and has a weighted average remaining lease term of 5.4 years as of September 30, 2015. We expect to continue to focus on acquiring additional income-producing properties during fiscal year 2015, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing investments, we have self-developed five of our multi-tenant properties in Daytona Beach, Florida. The first self-developed property, located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida, is an approximately 22,000 square foot, two-story, building, known as the Concierge Office Building, which was 100% leased as of September 30, 2015. The second two properties, known as the Mason Commerce Center, consists of two buildings totaling approximately 31,000 square-feet (15,360 each), which was 100% leased as of September 30, 2015. During the year ended December 31, 2014, construction was completed on two additional properties, known as the Williamson Business Park, which are adjacent to the Mason Commerce Center. Williamson Business Park consists of two buildings totaling approximately 31,000 square-feet (15,360 each), which was approximately 75% leased as of September 30, 2015.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. Pursuant to our on-going review, four properties were sold during the nine months ended September 30, 2015, and one additional property, for which a purchase and sale agreement has been executed, was classified as held-for-sale as of September 30, 2015. The Company intends to use the proceeds from the sale of its non-core income-producing properties to make future investments in income-producing assets, utilizing the tax-deferred like-kind exchange structure, as circumstances permit.

Real Estate Operations. As of September 30, 2015, the Company owned over 10,500 acres of land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Presently, the majority of this land is used for agricultural purposes. Approximately 1,400 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. The remainder of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development or industrial purposes. Included in the western land is approximately 900 acres which are located further west of Interstate 95 and a few miles north of Interstate 4 which is generally well suited for industrial purposes. Beginning in 2012, we have observed an increase in residential and commercial real estate activity in the area surrounding our land holdings.

During the three months ended September 30, 2015, the Company acquired, through a real estate venture with an unaffiliated third party institutional investor, an interest in approximately six acres of vacant beachfront property located in Daytona Beach, Florida for approximately $5.7 million.

During the nine months ended September 30, 2015, the Company sold approximately 3.9 acres. On June 1, 2015, the Company sold approximately 3.0 acres of land located on the south side of LPGA Boulevard, just east of Clyde Morris Boulevard, at a sales price of $505,000, or approximately $167,000 per acre, for a gain of approximately $476,000. On June 17, 2015, the Company sold approximately 0.9 acres of land located in Highlands County, at a sales price of $250,000, for a gain of approximately $223,000.

During the nine months ended September 30, 2014, the Company sold approximately 3.1 acres to Halifax Humane Society, Inc. (“HHS”) for $391,500, or approximately $128,000 per acre, for a gain of approximately $347,000. This parcel is located on LPGA Boulevard, just west of I-95 in Daytona Beach, Florida and is adjacent to an existing property owned by HHS. Also, during the nine months ended September 30, 2014, the Company sold approximately 75.6 acres of land, located on the east side of Interstate 95, to a an unaffiliated third party for the construction of a distribution center for approximately $7.8 million, or approximately $103,000 per acre, for a gain at closing of approximately $3.9 million with an additional gain of approximately $324,000 recognized on a percentage-of-completion basis as certain road improvements are completed. All percentage-of-completion revenue was recognized as of March 31, 2015 as the road improvements were substantially complete at that time. In connection with this sale, during the three months ended September 30, 2015, the Company recognized revenue of approximately $1.0 million from incentives received from the County of Volusia, Florida based upon certain milestones being achieved during the quarter including the distribution center receiving its certificate of occupancy and the creation of no less than 150 jobs at the new distribution center.

Land Pipeline Update. As of September 30, 2015, the Company had executed definitive purchase and sale agreements with eight different buyers whose intended use for the land under contract includes residential (including multi-family), retail and mixed-use retail, and office. These agreements, in aggregate, represent the potential sale of over 1,900 acres, or 18% of our land holdings, with anticipated sales proceeds totaling approximately $79.3 million. All of these agreements contemplate closing dates ranging from the fourth quarter of 2015 through 2018. No land transactions were closed during the three months ended September 30, 2015 However, the Company expects certain of the transactions to close during the fourth quarter of 2015, although the buyers are not contractually obligated to close until after 2015. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City of Daytona Beach and other permitting activities with other applicable governmental authorities. In addition to other customary closing conditions, the majority of these transactions are conditioned upon both the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms, including the sales price.

Minto Communities

One of the definitive sales contracts is with an affiliate of Minto Communities for Minto’s development of a 3,400 unit master planned age restricted residential community on an approximate 1,600 acre parcel of the Company’s land holdings west of Interstate 95. As a result of recent delays in certain elements of the permitting process for this property, the Company now expects that this transaction is more likely to close late in 2016.

Tanger Factory Outlets

One of the definitive sales contracts is with an affiliate of Tanger Factory Outlet Centers, Inc. (“Tanger”) for approximately 39 acres along the east side of Interstate 95 near LPGA Boulevard (the “Tanger Contract”). Provided Tanger’s customary conditions to begin construction are met, Tanger intends to develop the 39 acres into an approximately 350,000 square foot first-class outlet mall. In the second quarter of 2015, Tanger received approval by the City of Daytona Beach and Volusia County for an incentive package valued at $4.5 million to assist Tanger in reimbursing the Company for Tanger’s share of the infrastructure costs required for the development of their site. The outlet mall, in which Tanger has indicated represents an investment of approximately $100 million to develop, has the potential to create approximately 400 jobs during the construction phase and over 800 full and part-time jobs once completed. Additionally, once completed, Tanger expects the project to bring an estimated 85 brand name and designer stores, in line with the existing Tanger portfolio, to the Daytona Beach market.

Tomoka Town Center

During the second quarter of 2015, we entered into a definitive sales contract (the “NADG Contract”) with an affiliate of North American Development Group (“NADG”) for NADG to purchase the remaining land not previously under contract in the approximately 230 acre area of the Company’s land holdings referred to as the Tomoka Town Center (the “Town Center”). Under the NADG Contract, NADG would become the master developer of the remaining elements of the Town Center. NADG is in their initial due diligence phase for the development of a mixed-use town center that could include retail, office, lodging and residential.

Three of the executed definitive purchase and sale agreements, including the Tanger Contract and the NADG Contract, represent the potential sale of approximately 230 acres for approximately $43.2 million, in the aggregate. The third contract is with an affiliate of Sam’s Club for the sale of nearly 18 acres (the “Sam’s Contract”). Pursuant to the terms and conditions of the Tanger Contract and the Sam’s Contract, prior to closing the respective parties to each contract must mutually agree upon (i) the scope of certain infrastructure improvements, including, but not limited to, the addition or expansion of roads and underlying utilities, and storm water retention (the “Infrastructure Work”), and (ii) the financial responsibility of each party for the Infrastructure Work. The scope of the Infrastructure Work would benefit portions of the Company’s adjacent land holdings of approximately 170 acres that are not covered by the Tanger Contract and Sam’s Contract. The Company estimates the costs of the Infrastructure Work currently contemplated by these contracts could range from $10.0 million to $20.0 million. In the event that, of the three definitive purchase and sale agreements, only the Sam’s Contract were to close, the Company expects that the scope of the Infrastructure Work to be completed would be significantly less and therefore the estimated costs would also be substantially reduced. Pursuant to the terms and conditions of the NADG Contract, if the NADG Contract closes, NADG would assume all or a portion of the obligations of the Company with regard to the Company’s share of the financial responsibility for the Infrastructure Work, including reimbursement for any amounts already incurred, subject to a cap of approximately $16.0 million.

Real Estate Impairments. During the nine months ended September 30, 2015 and 2014, no impairment charges were recognized related to our land holdings.

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

During 2011, an eight-year oil exploration lease was executed. The lease calls for annual lease payments which are recognized as revenue ratably over the respective twelve month lease periods. In addition, non-refundable drilling penalty payments are made as required by the drilling requirements in the lease which are recognized as revenue when received. Cash payments for both the annual lease payment and the drilling penalty, if applicable, are received in full on or before the first day of the respective lease year.

Lease payments on the respective acreages and drilling penalties received through lease year five are as follows:

	Acreage (Approximate)	Florida County	Lease Payment	Drilling Penalty
Lease Year 1 - 9/23/2011 - 9/22/2012	136,000	Lee and Hendry	$913,657	$-
Lease Year 2 - 9/23/2012 - 9/22/2013	136,000	Lee and Hendry	922,114	-
Lease Year 3 - 9/23/2013 - 9/22/2014	82,000	Hendry	3,293,000	1,000,000
Lease Year 4 - 9/23/2014 - 9/22/2015	42,000	Hendry	1,866,146	600,000
Lease Year 5 - 9/23/2015 - 9/22/2016	25,000	Hendry	1,218,838	175,000
Total Payments Received to Date			$8,213,755	$1,775,000

The terms of the lease state the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years six through eight. The lease is effectively eight one-year terms as the lessee has the option to terminate the lease annually.

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the three months ended September 30, 2015 and 2014, lease income of approximately $456,000 and $799,000 was recognized, respectively. For the nine months ended September 30, 2015 and 2014, lease income of approximately $1.4 million and $2.4 million was recognized, respectively. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2016 or, if renewed, on similar terms or conditions.

The Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $11,000 and $38,000, during the three months ended September 30, 2015 and 2014, respectively. Revenues received from oil royalties totaled approximately $60,000 and $167,000, during the nine months ended September 30, 2015 and 2014, respectively.

The Company is not prohibited from the disposition of any or all of its subsurface interests. Should the Company complete a transaction to sell all or a portion of its subsurface interests, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments such as income-producing properties. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee based on a percentage of the surface value. Cash payments for the release of surface entry rights totaled approximately $2,000 and $4,000 during the nine months ended September 30, 2015 and 2014, respectively, which is included in revenue from real estate operations.

In addition, the Company generated revenue of approximately $73,000 and $139,000 during the nine months ended September 30, 2015 and 2014, respectively, from fill dirt excavation agreements. No revenue from fill dirt excavation agreements was recognized during the three months ended September 30, 2015 while approximately $16,000 was recognized during the three months ended September 30, 2014.

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

In July 2012, the Company entered into an agreement with the City of Daytona Beach, Florida (the “City”) to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Lease Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, will remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of September 30, 2015, approximately $1.8 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

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

On September 24, 2015, the Company originated a $14.5 million first mortgage loan secured by a hotel in in San Juan, Puerto Rico. The loan matures in September 2018 and bears a floating interest rate of 30-day London Interbank Offer Rate (“LIBOR”) plus 900 basis points, of which 700 basis points are payable currently and 200 basis points accrue over the term of the loan. At closing, a loan origination fee of approximately $181,000 was received by the Company and is being accreted ratably into income through the contractual maturity date.

As of September 30, 2015, the Company owned four performing commercial loan investments which have an aggregate outstanding principal balance of approximately $38.5 million. These loans are secured by real estate, or the borrower’s equity interest in real estate located in Dallas, Texas, Sarasota, Florida, Atlanta, Georgia, and San Juan, Puerto Rico and have an average remaining maturity of approximately 2.0 years and a weighted average interest rate of 8.8%.

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

SUMMARY OF OPERATING RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2015 COMPARED TO SEPTEMBER 30, 2014

Total revenue for the quarter ended September 30, 2015 decreased 42% to approximately $8.3 million, as compared to approximately $14.2 million during the same period in 2014. This decrease was primarily the result of a decrease of approximately $7.0 million from our real estate operations as we closed a land sale transaction in August 2014 which generated approximately $7.2 million in revenue and we closed no land sale transactions during the quarter ended September 30, 2015. This decrease was partially offset by an increase of approximately $1.2 million, or 30%, in revenue generated by our income properties, reflecting our increased portfolio of properties, and an increase of approximately $165,000, or 43%, in revenue from our commercial loan investments. Revenue from our income properties during the quarter ended September 30, 2015 included approximately $1.1 million of incremental rent revenue due to the addition of the Whole Foods Market Centre, acquired in October 2014, and the 245 Riverside Avenue property, acquired in July 2015.

Net income for the quarter ended September 30, 2015 was approximately $2.1 million, compared to approximately $3.5 million in the same period in 2014. Net income per share for the quarter ended September 30, 2015 was $0.36 per share, as compared to $0.60 per share during the same period in 2014, a decrease of $0.24 per share, or 40%. Our results in the third quarter of 2015 benefited from approximately $3.8 million in gains from the disposition of two non-core single-tenant income properties, a decrease in direct cost of revenues of approximately $2.7 million, or 49%, offset by a decrease in revenue of approximately $5.9 million, or 42%, and an increase in interest expense of approximately $1.3 million, or 232%. Included in the net decrease in direct cost of revenues of approximately $2.7 million was approximately $3.3 million of direct costs of revenues incurred in the third quarter of 2014 in connection with the land sale transaction completed in August 2014, offset by approximately $541,000 of increased direct costs of revenues for our income properties, which was primarily comprised of approximately $521,000 in increased operating expenses related to our recent multi-tenant investments including Williamson Business Park, the Whole Foods Market Centre, The Grove at Winter Park, and the 245 Riverside Avenue property. In addition, our net income was impacted by increased depreciation and amortization expense of approximately $531,000, or 60%, reflecting our increased income property portfolio, increased general and administrative expenses of approximately $1.3 million, or 84%, primarily due to an increase in stock compensation expense of approximately $309,000 and an environmental remediation accrual of approximately $500,000. In addition, the approximate $1.3 million increase in interest expense resulted from our $30.0 million fixed rate borrowing which closed in September 2014 (the “September 2014 Loan”) and our $75.0 million convertible Notes (hereinafter defined) which closed in March 2015. Of the total increase in interest expense, approximately $265,000 was non-cash relating to the amortization of the discount on the Notes.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $5.0 million and $4.0 million, respectively, during the quarter ended September 30, 2015, compared to total revenue and operating income of approximately $3.9 million and $3.4 million, respectively, for the quarter ended September 30, 2014. The direct costs of revenues for our income property operations totaled approximately $998,000 and $457,000 for the quarters ended September 30, 2015 and 2014, respectively. The 30% increase in revenues during the quarter ended September 30, 2015 reflects our expanded portfolio of income properties. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $541,000 in our direct costs of revenues primarily comprised of approximately $521,000 in increased operating expenses related to our recent multi-tenant investments.

REAL ESTATE OPERATIONS

During the quarter ended September 30, 2015, operating income from real estate operations was approximately $1.4 million on revenues totaling approximately $1.7 million. During the quarter ended September 30, 2014, operating income was approximately $5.2 million on revenues totaling approximately $8.8 million. The decrease in revenue of approximately $7.0 million and operating income of approximately $3.8 million is primarily attributable to the land sale transaction for a total of approximately 76 acres that closed during the quarter ended September 30, 2014 which generated revenue of approximately $7.2 million and a gain of approximately $3.9 million. Although no land sale transactions closed in the third quarter of 2015, revenue of approximately $1.0 million was generated through incentive payments received from the County of Volusia, Florida in connection with the 76 acre land sale transaction that closed during the third quarter of 2014. In addition, revenue generated from the eight-year oil exploration lease, including drilling penalty payments, totaled approximately $631,000 and $1.4 million during the quarters ended September 30, 2015 and 2014, respectively, a decrease of approximately $768,000. Decreased land expenses are a result of the cost basis and closing costs related to the land sale during the third quarter of 2014 which totaled approximately $3.3 million.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $949,000 and $995,000 for the quarters ended September 30, 2015 and 2014, respectively. The total direct cost of golf operations revenues totaled approximately $1.4 million and $1.3 million for the quarters ended September 30, 2015 and 2014, respectively. The Company’s golf operations had a net operating loss of approximately $406,000 and $315,000 during the quarters ended September 30, 2015 and 2014, respectively, representing a 29% decrease in operating results. The approximate $91,000 decline in the net operating results from the golf operations was primarily due to decreased revenues from food and beverage sales and golf revenue, as well as increased operating supplies costs during the quarter ended September 30, 2015, as compared to the same period in 2014.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $547,000 during the quarter ended September 30, 2015 compared to approximately $382,000 in the same period in 2014. The interest income in the quarter ended September 30, 2015 reflected the interest earned from our portfolio of four commercial loan investments, one of which was acquired during the latter part of September 2015. The increase in interest income compared to the same period in 2014 is due to the investments made in our portfolio during the latter part of 2014.

AGRICULTURE AND OTHER INCOME

For the quarter ended September 30, 2015, revenues from agriculture and other income, primarily our agriculture operations, totaled approximately $20,000, compared to approximately $183,000 in the same period in 2014, a decrease of approximately $163,000, or 89%. The decrease is primarily due to timber sales totaling approximately $162,000 during the quarter ended September 30, 2014 with none in the same period of 2015. For the quarters ended September 30, 2015 and 2014, the direct cost of revenues totaled approximately $51,000 and $34,000, respectively.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $2.8 million and $1.5 million for the quarters ended September 30, 2015 and 2014, respectively. The increase of approximately $1.3 million, or 84%, includes an increase in our stock compensation expenses of approximately $309,000 primarily due to additional restricted share and option awards during the second quarter of 2015. Additional increases were attributable to increases in payroll and related costs of approximately $170,000, legal costs of approximately $94,000, audit related fees of approximately $72,000, and the accrual of one-time severance payments of approximately $130,000.

During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida, on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the current monitoring test results. During the three months ended September 30, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to resolve this matter with the state department of environmental protection. Through September 30, 2015, approximately $77,000 in costs have been incurred since the accrual of approximately $110,000 was made.

During the three months ended September 30, 2014, an impairment charge of approximately $421,000 was recognized on one income property held for sale as of September 30, 2014 for which the sale closed on November 19, 2014. No impairment charges were incurred during the three months ended September 30, 2015.

Interest expense totaled approximately $1.9 million and $569,000 for the quarters ended September 30, 2015 and 2014, respectively. The increased interest expense during the quarter ended September 30, 2015, as compared to the same quarter in 2014, reflects our increased net borrowings, including our incurred debt of our September 2014 Loan and the Notes issuance. Also, included in interest expense in the consolidated financial statements is the amortization of loan costs incurred in connection with the Company’s long-term debt and the amortization of the discount on the Notes.

During the twelve month period ending September 30, 2015, our long-term debt, at face value, increased approximately $73.7 million. During the twelve months ended September 30, 2015, the Company incurred debt of $75.0 million from the Notes issuance offset by net payments on our revolving credit facility of approximately $1.3 million.

SUMMARY OF OPERATING RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO SEPTEMBER 30, 2014

Total revenue for the nine months ended September 30, 2015 decreased 16% to approximately $23.2 million, as compared to approximately $27.7 million during the same period in 2014. This decrease was primarily the result of a decrease of approximately $7.2 million from our real estate operations as we closed a land sale transaction in August 2014 which generated approximately $7.2 million in revenue and we closed fewer land sale transactions during the nine months ended September 30, 2015. This decrease was partially offset by an increase of approximately $2.6 million, or 24%, in revenue generated by our income properties, reflecting our increased portfolio of properties, and an increase of approximately $235,000, or 15%, in revenue from our commercial loan investments. Revenue from our income properties during the nine months ended September 30, 2015 included approximately $2.0 million of incremental rent revenue due to the addition of the Whole Foods Market Centre, acquired in October 2014, and the 245 Riverside Avenue property, acquired in July 2015.

Net income for the nine months ended September 30, 2015 was approximately $2.7 million, compared to approximately $5.7 million in the same period in 2014. Net income per share for the nine months ended September 30, 2015 was $0.46 per share, as compared to $0.99 per share during the same period in 2014, a decrease of $0.53 per share, or 54%. Our results for the nine months ended September 30, 2015 benefited from approximately $3.8 million in gains from the disposition of two non-core single-tenant income properties, a decrease in direct cost of revenues of approximately $1.7 million, or 18%, offset by a decrease in revenue of approximately $4.5 million, or 16%, and an increase in interest expense of approximately $3.3 million, or 212%. Included in the net decrease in direct cost of revenues of approximately $1.7 million was approximately $3.3 million of direct costs of revenues incurred in the third quarter of 2014 in connection with the land sale transaction completed in August 2014, offset by approximately $1.0 million of increased direct costs of revenues for our income properties, which was primarily comprised of approximately $1.1 million in increased operating expenses related to our recent multi-tenant investments including Williamson Business Park, the Whole Foods Market Centre, The Grove at Winter Park, and the 245 Riverside Avenue property. In addition, our net income was impacted by increased depreciation and amortization expense of approximately $1.1 million, or 46%, reflecting our increased income property portfolio, increased general and administrative expenses of approximately $1.6 million, or 34%, primarily due to an increase in stock compensation expense of approximately $329,000 and an increase in environmental remediation accruals of approximately $390,000. In addition, the approximate $3.3 million increase in interest expense resulted from incurred debt of our September 2014 Loan and the Notes issuance. Of the total increase in interest expense, approximately $583,000 was non-cash relating to the amortization of the discount on the Notes.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $13.4 million and $11.1 million, respectively, during the nine months ended September 30, 2015, compared to revenues and operating income of approximately $10.8 million and $9.5 million, respectively, for the nine months ended September 30, 2014. The direct costs of revenues for our income property operations totaled approximately $2.3 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively. The 24% increase in revenues during the nine months ended September 30, 2015 reflects our expanded portfolio of income properties. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $1.0 million in our direct costs of revenues primarily comprised of increased operating expenses related to our recent multi-tenant investments.

REAL ESTATE OPERATIONS

During the nine months ended September 30, 2015, operating income from real estate operations was approximately $2.8 million on revenues totaling approximately $4.0 million. During the nine months ended September 30, 2014, operating income was approximately $7.2 million on revenues totaling approximately $11.2 million. The decrease in revenue of approximately $7.2 million and operating income of approximately $4.4 million is primarily attributable to the land sale transaction for a total of approximately 76 acres that closed during the nine months ended September 30, 2014 which generated revenue of approximately $7.2 million and a gain of approximately $3.9 million. In connection with this land sale transaction, revenue of approximately $1.0 million was generated during the nine months ended September 30, 2015 through incentive payments received from the County of Volusia, Florida. Excluding the approximate 76 acre land sale, revenue from other land sale transactions totaled approximately $755,000 and $392,000 during the nine months ended September 30, 2015 and 2014, respectively, for an increase of approximately $363,000. Other decreases in revenue are for approximately $1.5 million from our eight-year oil exploration lease, including drilling penalty payments, approximately $106,000 from oil royalties, and approximately $66,000 from fill dirt excavation agreements. In addition, decreased direct costs of revenues consist primarily of the decrease in the cost basis and closing costs for the respective land sales for which the costs for the 76 acre land sale totaled approximately $3.3 million.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $3.9 million and $3.8 million for the nine months ended September 30, 2015 and 2014, respectively. The total direct cost of golf operations revenues totaled approximately $4.2 million for the nine months ended September 30, 2015 and 2014. The Company’s golf operations had net operating losses of approximately $266,000 and $310,000 during the nine months ended September 30, 2015 and 2014, respectively, representing an approximate $44,000 improvement. The improvement in the net operating results from the golf operations was primarily due to increased revenues from memberships and food and beverage sales during the nine months ended September 30, 2015, as compared to the same period in 2014.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $1.8 million during the nine months ended September 30, 2015 compared to approximately $1.6 million in the same period in 2014. The interest income in the nine months ended September 30, 2015 reflected the interest earned from our portfolio of six commercial loan investments during the nine months ended September 30, 2015, two of which were paid in full during the second quarter of 2015, leaving four commercial loan investments outstanding as of September 30, 2015. The increase in interest income compared to the same period in 2014, is due to the investments made in our portfolio during the latter part of 2014, offset by approximately $844,000 of interest income earned during the nine months ended September 30, 2014 which was from the Company’s investment in a first mortgage loan on an upper upscale hotel in Atlanta, Georgia which was paid in full in January 2014, including approximately $650,000 of the remaining accretion of the approximate $2.05 million discount.

AGRICULTURE AND OTHER INCOME

For the nine months ended September 30, 2015, revenues from agriculture and other income, primarily our agriculture operations, totaled approximately $59,000, compared to approximately $258,000 in the same period in 2014, a decrease of approximately $199,000, or 77%. The decreased revenues were due to timber harvesting during the nine months ended September 30, 2014, with none occurring during the nine months ended September 30, 2015. For the nine months ended September 30, 2015 and 2014, the direct cost of revenues totaled approximately $149,000 and $145,000, respectively.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $6.1 million and $4.6 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of approximately $1.6 million, or 34%. The nine months ended September 30, 2015 benefited from the elimination of our remaining other post-retirement benefit liability of approximately $142,000 due to the termination of the program in the first quarter of 2015. This decrease was offset by an increase of approximately $390,000 in environmental accruals made during the nine months ended September 30, 2015 and 2014 in connection with an estimate of additional costs to remediate and monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida that previously had environmental remediation work performed. Additional increases during the nine months ended September 30, 2015 were attributable to increases in stock compensation expense of approximately $329,000, payroll and related costs of approximately $511,000, legal costs of approximately $214,000, audit related fees of approximately $79,000, and the accrual of one-time severance payments of approximately $130,000.

During the nine months ended September 30, 2015, an impairment charge of approximately $510,000 was recognized on two income properties held for sale as of March 31, 2015, for which the sale closed on April 17, 2015. The total impairment charge represented the loss on the sale of approximately $277,000 plus estimated closing costs of approximately $233,000. A gain of approximately $13,000 was recognized during the three months ended September 30, 2015 as a result of closing costs being less than estimated, for a total loss on the sale of approximately $497,000. During the nine months ended September 30, 2014, an impairment charge of approximately $421,000 was recognized on one income property held for sale as of September 30, 2014, for which the sale closed on November 19, 2014.

Interest expense totaled approximately $4.8 million and $1.6 million for the nine months ended September 30, 2015 and 2014, respectively. The increased interest expense during the nine months ended September 30, 2015, as compared to the same period in 2014, reflects our increased net borrowings, including our incurred debt of $75.0 million from the Notes issuance. Also, included in interest expense in the consolidated financial statements is the amortization of loan costs incurred in connection with the Company’s long-term debt and the amortization of the discount on the Notes.

During the twelve month period ending September 30, 2015, our long-term debt, at face value, increased approximately $73.7 million. During the twelve months ended September 30, 2015, the Company incurred debt of $75.0 million from the Notes issuance offset by net payments on our revolving credit facility of approximately $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled approximately $4.2 million at September 30, 2015, excluding restricted cash. Restricted cash totaled approximately $10.6 million, of which approximately $9.0 million reflects the proceeds from the two income property sales that closed in September 2015 and $276,000 remaining from two land sales, is being held in escrow to be reinvested through the like-kind exchange structure into another income property. Additionally, approximately $596,000 is being held in a reserve related to certain required tenant improvements for the Lowes in Katy, Texas; approximately $431,000 is being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013; and approximately $285,000 is being held in escrow related to a land transaction which closed in December 2013. Cash and cash equivalents totaled approximately $1.9 million at December 31, 2014, excluding restricted cash.

Our total cash balance at September 30, 2015 reflects cash flows provided by our operating activities totaling approximately $4.9 million during the nine months then ended, compared to the prior year’s cash flows provided by operating activities in the same period totaling approximately $9.9 million which benefited from a large land transaction.

Our cash flows used in investing activities totaled approximately $47.4 million for the nine months ended September 30, 2015, and reflected the use of approximately $10.0 million to acquire investment securities, consisting of common stock and debt securities of a publicly traded real estate company, offset by the proceeds from the sales of investment securities of approximately $2.9 million. In addition, total investments in income properties and commercial loans totaled approximately $51.0 million, offset by the approximate $7.2 million in payoffs on two of our commercial loans and $15.2 million from the disposition of two non-core single-tenant income properties. Also, cash flows of approximately $5.7 million were utilized to acquire an interest in approximately six acres of beachfront property in Daytona Beach, Florida.

Our cash flows provided by financing activities totaled approximately $44.8 million, for the nine months ended September 30, 2015, primarily related to the $72.4 million funding received from our Notes, offset by net payments on our revolving credit facility of approximately $24.0 million utilizing part of the proceeds from the Notes, as well as our stock repurchases during the nine months ended September 30, 2015 of approximately $3.9 million.

Our long-term debt balance, at face value, totaled approximately $154.9 million at September 30, 2015, representing an increase of approximately $51.0 million from the balance of approximately $103.9 million at December 31, 2014. The increase in the long-term debt was primarily due to the $72.4 million funding received from the Notes offset by net payments on our revolving credit facility of approximately $24.0 million.

Dispositions. During the nine months ended September 30, 2015, the Company received approximately $15.2 million in cash through the sale of four income properties for a total sales price of approximately $15.8 million. Cash received is net of total closing costs of approximately $555,000. The disposition was for four properties, two of which were located in Sanford, Florida, and one each were located in Sebastian, Florida and Clermont, Florida which were all leased to Holiday CVS L.L.C., a wholly-owned subsidiary of CVS Health (“CVS”).

Credit Facility. The Company has a revolving credit facility, as amended on April 20, 2015 (the “Credit Facility”) which matures on August 1, 2018 with the ability to extend the term for 1 year. The Credit Facility has a total borrowing capacity of $75.0 million with the ability to increase that capacity up to $125.0 million during the term. The Credit Facility provides the lenders with a secured interest in the equity of the subsidiaries that own the properties included in the borrowing base. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 135 basis points to the 30-day LIBOR plus 225 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the Credit Facility. The Credit Facility also accrues a fee of 20 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity. The Credit Facility is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by Bank of Montreal (“BMO”) and also includes Wells Fargo Bank, N.A. (“Wells Fargo”) and Branch Banking & Trust Company.

At September 30, 2015, the current commitment level under the Credit Facility, was $75.0 million. The available borrowing capacity under the Credit Facility was approximately $48.8 million subject to the borrowing base requirements.

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

Mortgage Notes Payable. On February 22, 2013, the Company closed on a $7.3 million loan with UBS Real Estate Securities Inc., secured by its interest in the two-building office complex leased to Hilton Resorts Corporation, which was acquired on January 31, 2013. This mortgage loan matures in February 2018, carries a fixed rate of interest of 3.655% per annum, and requires payments of interest only prior to maturity.

On March 8, 2013, the Company closed on a $23.1 million loan with Bank of America, N.A., secured by its interest in fourteen income properties. This mortgage loan matures in April 2023, carries a fixed rate of 3.67% per annum, and requires payments of interest only prior to maturity.

On September 30, 2014, the Company closed on a $30.0 million loan originated with Wells Fargo, secured by its interest in six income properties. The mortgage loan matures in October 2034, and carries a fixed rate of 4.33% per annum during the first ten years of the term, and requires payments of interest only during the first ten years of the loan. After the tenth anniversary of the effective date of the loan, the cash flows generated by the underlying six income properties must be used to pay down the principal balance of the loan until paid off or until the loan matures. The loan is fully pre-payable after the tenth anniversary date of the effective date of the loan.

Convertible Debt. On March 11, 2015, the Company issued $75.0 million aggregate principal amount of 4.50% Convertible Senior Notes due 2020 (the “Notes”). The Notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015. The Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate is 14.5136 shares of common stock for each $1,000 principal amount of Notes, which represents an initial conversion price of approximately $68.90 per share of common stock. The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Notes, or specified corporate events. The Company may not redeem the Notes prior to the stated maturity date and no sinking fund is provided for the Notes. Net proceeds from issuance of the Notes was approximately $72.4 million (net of the cash discount paid of approximately $2.6 million) of which approximately $47.5 million was used to repay our Credit Facility balance as of March 11, 2015. We utilized the remaining amount for investments in income-producing properties or investments in commercial loans secured by commercial real estate. The Company intends to settle the Notes in cash upon conversion with any excess conversion value to be settled in shares of our common stock.

Acquisitions and Investments. During the nine months ended September 30, 2015, the Company acquired three properties: one multi-tenant income property, one single-tenant income property, and a vacant outparcel located adjacent to one of our multi-tenant properties, at an aggregate acquisition cost of approximately $34.2 million and originated one commercial loan investment, a $14.5 million first mortgage loan secured by a hotel in San Juan, Puerto Rico. We are targeting investments in income-producing properties or investments in commercial loans during the remainder of 2015 of between approximately $21.0 million and $41.0 million. We would expect to fund these acquisitions and investments utilizing our cash on hand, the available capacity under our Credit Facility, cash from operations, and proceeds from the dispositions of non-core income properties or transactions in our land assets, which we expect will qualify under the like-kind exchange deferred-tax structure, or pay-offs or dispositions of certain of our loan investments.

Capital Expenditures. In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac Petroleum, Inc. (“RaceTrac”) in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500, and can be paid over five years from sales of the remaining land or at the end of the fifth year. During the year ended December 31, 2013, the Company deposited $283,500 of cash in escrow related to the improvements which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of September 30, 2015 was approximately $285,000, accordingly as of September 30, 2015, the remaining maximum commitment is approximately $691,000.

In March 2015, the Company entered into two separate construction agreements for certain tenant improvements required by an executed lease expansion and extension at the Mason Commerce Center as well as a newly executed lease at the Williamson Business Park property, for a total commitment of approximately $1.3 million. Costs of approximately $1.2 million have been incurred through September 30, 2015 under these agreements and therefore, the total remaining commitment as of September 30, 2015 is approximately $100,000.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with our cash on hand, cash flow from our operations, and the available borrowing capacity of approximately $48.8 million under the Credit Facility, based on the borrowing base requirements, as of September 30, 2015.

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

In November 2008, the Company’s Board of Directors authorized the Company to repurchase, from time to time, up to $8 million of its common stock. There is no expiration date for the repurchase authorization. The Company repurchased 4,660 shares of its common stock at a cost of approximately $105,000 through December 31, 2013. During 2014, the Company repurchased 25,836 shares of its common stock on the open market for a total cost of approximately $928,000 and placed those shares in treasury. During the nine months ended September 30, 2015, the Company repurchased an additional 70,236 shares of its common stock on the open market for a total cost of approximately $3.9 million and placed those shares in treasury. Pursuant to a covenant in our Credit Facility, which includes the Odd-Lot Buy-Back Program as part of our stock repurchase capacity, the maximum approximate dollar value of shares that may yet be purchased under the plan or program was approximately $2.7 million as of September 30, 2015.

Our Board of Directors and management consistently review the allocation of capital with the goal of providing the best long-term return for our shareholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing stock, and retaining funds for reinvestment.

At least annually, the Board reviews our business plan and corporate strategies and makes adjustments as circumstances warrant.

Management’s focus is to continue to execute on our strategy, which is to diversify our portfolio by redeploying proceeds from like-kind exchange transactions utilizing leverage including the borrowing capacity available under our Credit Facility and possibly the disposition or payoffs on our commercial loan investments to increase our portfolio of income-producing properties, to provide stabilized cash flows with good risk adjusted returns primarily in larger metropolitan areas.

We believe that we currently have a moderate level of leverage. Proceeds from land transactions provide us with investible capital. Our strategy is to utilize our moderate leverage and proceeds from land transactions to acquire income properties, acquire or originate commercial loan investments, and invest in securities of real estate companies, or other shorter term investments. Our primary targeted investment classes include the following:

•	Retail and office double-or-triple-net leased single-tenants properties in major metropolitan areas or markets in close proximity;
•	Stabilized multi-tenant office and retail properties in primarily major metropolitan areas or markets in close proximity;
•	Select office, flex, industrial, and retail self-developed properties on Company owned land;
•	Joint ventures including development using Company owned land;
•	Origination or purchase of 1-10 year term loans with strong risk-adjusted yields on property types to include hotel, office, retail, land and industrial;
•	Real estate related investment securities, including commercial mortgage backed securities, preferred or common stock, and corporate bonds;
•	Select regional area investments using Company market knowledge and expertise to earn good risk-adjusted yields; and
•	Purchase or origination of ground leases.

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2014. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the nine months ended September 30, 2015, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We are primarily exposed to interest rate risk on our outstanding debt borrowings, which totaled approximately $154.9 million, at face value, at September 30, 2015. As of September 30, 2015 the outstanding balance on our credit facility totaled $19.5 million. Our borrowings on our $75.0 million revolving credit facility bear a variable rate of interest based on the 30-day LIBOR based on our level of borrowing as a percentage of our total asset value. Approximately $135.4 million of our face value of outstanding debt is fixed rate and bears interest at a weighted average fixed rate of 4.28%. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the Company’s overall borrowing costs. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by approximately $195,000.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of September 30, 2015, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We wish to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year-ended December 31, 2015, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market in the City and Volusia County, Florida; the impact of a prolonged recession or downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of environmental and land use regulations generally and on certain land sale transactions specifically; extreme or severe weather conditions; the impact of competitive real estate activity; variability in quarterly results due to the unpredictable timing of land transactions; the loss of any major income property tenants; the timing of land sale transactions; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to those risk factors. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company. As it relates to our Notes issued in March of 2015, you should carefully consider the additional risk factors discussed in Part II, “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the nine months ended September 30, 2015, which were not previously reported.

The following share repurchases were made during the three months ended September 30, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
7/1/2015 - 7/31/2015	10,340	$57.55	10,340	$5,060,036	(1)
8/1/2015 - 8/31/2015	30,397	$54.81	30,397	$3,393,849
9/1/2015 - 9/30/2015	13,735	$53.71	13,735	$2,656,184
Total	54,472	$55.05	54,472	$2,656,184

(1)

Pursuant to a covenant in our credit facility, which includes the Odd-Lot Buy-Back Program as part of our stock repurchase capacity, the maximum approximate dollar value of shares that may yet be purchased under the plan was $5,655,090 as of June 30, 2015.

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

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

October 30, 2015	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

October 30, 2015	By:	/s/ Mark E. Patten
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)