Form 10-K
period 2015-12-31
CONSOLIDATED TOMOKA LAND CO
filed 2016-03-01
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant at June 30, 2015, was approximately $327,981,295.

The number of shares of the registrant’s Common Stock outstanding on February 19, 2016 was 5,905,313.

Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2015, are incorporated by reference in Part III of this report.

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

We are a diversified real estate operating company. We own and manage forty commercial real estate properties in ten states in the U.S. As of December 31, 2015, we owned thirty-two single-tenant and eight multi-tenant income-producing properties with approximately 1,700,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,500 acres. As of December 31, 2015, we had four commercial loan investments including one fixed-rate and one variable-rate mezzanine commercial mortgage loan, a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan, and a variable-rate first mortgage loan. Our golf operations consist of the LPGA International golf club, which is managed by a third party. We also lease some of our land for twenty-one billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

The following is a summary of financial information regarding the Company’s business segments (amounts in thousands) for the years ended December 31:

	2015	2014	2013
Revenues of each segment are as follows:
Income Properties	$19,041	$14,970	$12,828
Commercial Loan Investments	2,691	2,191	1,713
Real Estate Operations	15,943	13,493	6,178
Golf Operations	5,244	5,125	5,075
Agriculture and Other Income	79	278	276
Total Revenues	$42,998	$36,057	$26,070
Operating income (loss) from Continuing Operations before income tax for each segment is as follows:
Income Properties	$15,385	$13,015	$11,494
Commercial Loan Investments	2,691	2,191	1,713
Real Estate Operations	11,650	8,630	2,292
Golf Operations	(349)	(405)	(412)
Agriculture and Other Income	(148)	89	128
General and Administrative Expenses	(8,754)	(7,017)	(5,434)
Impairment Charges	(510)	(421)	(616)
Depreciation and Amortization	(5,213)	(3,490)	(2,886)
Gain on Disposition of Assets	5,517	1	—
Total Operating Income	$20,269	$12,593	$6,279
Identifiable assets of each segment are as follows:
Income Properties	$277,520	$190,087	$151,683
Commercial Loan Investments	38,487	30,274	18,888
Real Estate Operations	59,787	43,834	44,770
Golf Operations	3,608	3,640	3,269
Agriculture and Other (1)	26,615	8,757	7,574
Total Assets	$406,017	$276,592	$226,184

(1) Agriculture and Other assets includes all other corporate assets, including cash, restricted cash, and investment securities.

ITEM 1.	BUSINESS (continued)

BUSINESS PLAN

Our business plan is primarily focused on investing in income-producing real estate and when possible, monetizing the value of our land holdings through land sales to redeploy the proceeds into our investments in income producing real estate. Our investments in income-producing real estate are primarily through the acquisition of single-tenant and multi-tenant income properties, the self-development of multi-tenant income properties, or investing in commercial loans or similar financings secured by commercial real estate. Our investment in single-tenant, multi-tenant, and office income properties, when possible, utilizes proceeds from other real estate transactions which qualify for income tax deferral through the like-kind exchange provisions under Section 1031 of the Internal Revenue Code including land sales and the disposition of other income properties. We have held the significant majority of our portfolio of land holdings, which are used in our agricultural operations, for most of our over 100-year history, and, as a result, our book basis in the majority of these assets is very low. Because of the low basis in our land holdings, dispositions of our land typically would generate large taxable gains. Utilizing the like-kind exchange structure allows us to defer the related income taxes on these gains and reinvest nearly all of the net sales proceeds of the qualifying transaction into income-producing properties. Generally, in order to utilize the like-kind exchange structure we are prohibited from performing tasks that are typically indicative of the developer of the property therefore we seek to complete land transactions with counter parties who will serve as the developer of the property. In limited circumstances we have reacquired land that we have previously sold either pursuant to the terms of the original sales agreement or through foreclosure. Land we have reacquired typically has a higher book basis. Our approach in investing in income-producing real estate is to use leverage, when appropriate or necessary, to fund our acquisitions and to help achieve our business plan objectives. Our use of leverage in acquiring income-producing real estate is intended to provide positive returns relative to our borrowing costs. We believe this enhances our Company’s income-generating real estate asset base while keeping us cash flow positive given that approximately half of our market capitalization is represented by lower-yielding land assets.

Our investment strategy seeks to acquire income properties which will continue to broaden the credit base of our lease tenants, diversify our income property portfolio geographically, with an emphasis on major markets and growth markets in the U.S., and diversify the type of income-producing property, which in the future may include hospitality or other retail. We have self-developed five of our multi-tenant income-producing properties, all of which are located in Daytona Beach, Florida. Our investments in commercial loans or similar structured finance investments have been, and will continue to be, secured by commercial real estate, residential real estate developments, land or a borrower’s pledge of its ownership interest in the entity that owns the real estate. We believe investment in each of these income-producing asset classes provide attractive opportunities for stable current cash flows and increased returns in the long run and the potential for capital appreciation.

We believe that we currently have a reasonable level of leverage. Proceeds from closed land transactions provide us with investible capital. Our strategy is to utilize leverage, when appropriate and necessary, and proceeds from land transactions to acquire income properties, acquire or originate commercial loan investments, and invest in securities of real estate companies, or other shorter term investments. Our primary targeted investment classes include the following:

•	Single-tenant retail and office double-or-triple-net leased properties in major metropolitan areas;
•	Multi-tenant office and retail properties primarily in major metropolitan areas and typically stabilized;
•	Self-developed properties on Company owned land including select office, flex, industrial, and retail;
•	Joint venture development using Company owned land;
•	Origination or purchase of 1-10 year term loans with strong risk-adjusted yields with property types to include hotel, office, retail, land and industrial;
•	Real estate related investment securities, including commercial mortgage backed securities, preferred or common stock, and corporate bonds;
•	Select regional area investments using Company market knowledge and expertise to earn good risk-adjusted yields; and
•	Purchase or origination of ground leases.

Our investments in income-producing properties have single or multiple tenants typically subject to long-term leases, primarily in the form of triple or double net leases and ground leases. Triple-net leases generally require the tenant to pay property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and capital expenditures. For multi-tenant properties, each tenant would pay their proportionate share of the aforementioned operating expenses of the property although we typically incur additional costs for property management services.

ITEM 1.	BUSINESS (continued)

STRATEGIC ALTERNATIVES

On February 9, 2016, the Company announced that a special committee of independent directors (the “Special Committee”), formed by the Company’s Board of Directors (the “Board”) for the purpose of exploring strategic alternatives to further enhance shareholder value, has engaged Deutsche Bank Securities Inc. (“Deutsche Bank”) as independent advisor to the Special Committee.

As previously announced, the Company had received a shareholder proposal  to be voted upon by the Company’s shareholders at the 2016 annual meeting, requesting that the Board engage an independent advisor to evaluate a sale of the Company or the orderly liquidation of its assets (the “Shareholder Proposal”).  In November 2015, the Board decided to initiate the process called for by the Shareholder Proposal in advance of the Shareholder Proposal being voted upon by shareholders at the Company’s annual meeting scheduled for April 2016, and solicited proposals from a number of financial advisory firms to advise the Company as to its options for maximizing shareholder value, including the options of sale of the Company, sale of assets or continued pursuit of the Company’s business plan. After thorough consideration of the proposals from the financial advisory firms, the Special Committee engaged Deutsche Bank for the purpose of exploring the aforementioned strategic alternatives.

The Special Committee is proceeding in a diligent and orderly manner, but has not set a definitive timetable for completion of this process. There can be no assurance that this review process will result in a sale transaction or other strategic alternative of any kind, or, if such sale transaction or strategic alternative occurs, the year in which the transaction would take place. The Company does not intend to disclose developments or provide updates on the progress or status of this process unless and until it deems further disclosure to be appropriate or required.

INCOME PROPERTIES

We have pursued a strategy of investing in income-producing properties, when possible, by utilizing the proceeds from real estate transactions, including land sales and the disposition of other income properties, qualifying for income tax deferral through like-kind exchange treatment for tax purposes. During the year ended December 31, 2015, we acquired four income properties: two single-tenant income properties, one multi-tenant income property, and one vacant outparcel adjacent to one of our multi-tenant properties, at an aggregate purchase price of approximately $76.4 million:

•

On November 18, 2015, the Company acquired an approximately 450,000 square-foot, Class A single-tenant office complex in Raleigh, North Carolina at a purchase price of $42.3 million. The three building property is situated on approximately 40 acres and is 100% leased to Wells Fargo Bank N.A. (“Wells Fargo”) under a triple-net lease with a remaining term of approximately 9 years. The rent on the lease with Wells Fargo is below-market resulting in an intangible liability of approximately $31.6 million.

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

Our current portfolio of thirty-two single-tenant income properties generates approximately $14.9 million of revenues from lease payments on an annualized basis and has a weighted average remaining lease term of 9.0 years as of December 31, 2015. Our current portfolio of eight multi-tenant properties generates approximately $5.7 million of revenue from lease payments on an annualized basis and has a weighted average remaining lease term of 5.6 years as of December 31, 2015.

We expect to continue to focus on acquiring income-producing properties during fiscal year 2016, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

ITEM 1.	BUSINESS (continued)

As part of our overall strategy for investing in income-producing investments, we have self-developed five of our multi-tenant properties in Daytona Beach, Florida. One of the self-developed properties, is an approximately 22,000 square foot, two-story, building, known as the Concierge Office Building, which was 100% leased as of December 31, 2015. Two properties, known as the Mason Commerce Center, consist of two buildings totaling approximately 31,000 square-feet (15,360 each), which were 100% leased as of December 31, 2015.  Two properties, known as the Williamson Business Park, which are adjacent to the Mason Commerce Center, consist of two buildings totaling approximately 31,000 square-feet (15,360 each), which were approximately 75% leased as of December 31, 2015.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property, the term of the existing lease, and favorable market conditions. Pursuant to our on-going review, six properties were sold during the year ended December 31, 2015. We intend to deploy, or have deployed, the proceeds from these sales through the like-kind exchange structure, in our 2015 acquisitions.  The Company anticipates that future investments in income-producing assets could use the proceeds from selling non-core properties, utilizing the tax-deferred like-kind exchange structure, as circumstances permit.

ITEM 1.	BUSINESS (continued)

As of December 31, 2015, the Company owned thirty-two single-tenant and eight multi-tenant income properties in ten states. Following is a summary of these properties:

Tenant	City	State	Area (Square Feet)	Year Built
American Signature Furniture	Daytona Beach	FL	52,665	2004
Bank of America	Garden Grove	CA	7,570	1962
Bank of America	Laguna Beach	CA	11,029	1961
Bank of America	Mission Viejo	CA	9,034	1975
Bank of America	Mission Viejo	CA	5,975	1979
Bank of America	Westminster	CA	7,620	1965
Bank of America	La Habra	CA	12,150	1978
Bank of America	Los Alamitos	CA	11,713	1963
Bank of America	Walnut	CA	8,730	1980
Bank of America	Yorba Linda	CA	4,339	1971
Barnes & Noble	Daytona Beach	FL	28,000	1995
Best Buy	McDonough	GA	30,038	2005
Big Lots	Phoenix	AZ	34,512	2000
Big Lots	Germantown	MD	25,589	2000
Buffalo Wild Wings	Phoenix	AZ	6,030	2012
Container Store	Glendale	AZ	23,329	2015
CVS (2)	Sebring	FL	12,174	1999
CVS (2)	Tallahassee	FL	10,880	1995/2011	(1)
Dick’s Sporting Goods	McDonough	GA	46,315	2006
Harris Teeter	Charlotte	NC	45,089	1993
Hilton Resorts Corporation	Orlando	FL	102,019	1988
Hilton Resorts Corporation	Orlando	FL	31,895	2000
JPMorgan Chase Bank	Chicago	IL	4,635	2011
Lowe’s Corporation	Lexington	NC	114,734	1996
Lowe’s Corporation	Katy	TX	131,644	1997
PNC Bank	Altamonte Springs	FL	4,128	2004
Rite Aid Corp.	Renton	WA	16,280	2006
Walgreens	Boulder	CO	14,820	2010
Walgreens	Clermont	FL	13,650	2003
Walgreens	Palm Bay	FL	13,905	1999
Walgreens	Alpharetta	GA	15,120	2000
Wells Fargo	Raleigh	NC	450,393	1996/1997
32 Single-Tenant Properties			1,306,004
Concierge Office Building	Daytona Beach	FL	22,012	2009
Mason Commerce Center-Building 1	Daytona Beach	FL	15,360	2009
Mason Commerce Center-Building 2	Daytona Beach	FL	15,360	2009
The Grove at Winter Park	Winter Park	FL	112,292	1985
Riverside Avenue	Jacksonville	FL	136,856	2003
Whole Foods Market Centre	Sarasota	FL	59,341	2004
Williamson Business Park-Building 1	Daytona Beach	FL	15,360	2014
Williamson Business Park-Building 2	Daytona Beach	FL	15,360	2014
8 Multi-Tenant Properties			391,941
Total 40 Properties			1,697,945

(1)	This property was expanded in 2011 at a cost of $1,600,000 in exchange for a new twenty-five year lease term.
(2)	These properties’ leases are with Holiday CVS, L.L.C. (a wholly-owned subsidiary of CVS Health)

ITEM 1.	BUSINESS (continued)

The weighted average economical and physical occupancy rates of our income properties for each of the last three years on a portfolio basis are as follows:

Year	Single-Tenant Economic / Physical Occupancy	Multi-Tenant Economic / Physical Occupancy
2013	100% / 96%	88% / 88%
2014	100% / 97%	75% / 75%
2015	100% / 99%	85% / 85%

The information on lease expirations of our total income property portfolio for each of the ten years starting with 2016 is as follows:

Year	# of Tenant Leases Expiring	Total Square Feet of Leases Expiring	Annual Rents Expiring	Percentage of Gross Annual Rents Expiring
2016	4	19,031	$148,451	0.8%
2017	11	177,367	$1,598,772	8.2%
2018	5	7,846	$154,252	0.8%
2019	6	39,582	$1,082,188	5.5%
2020	7	106,398	$1,790,921	9.2%
2021	11	227,475	$3,546,684	18.2%
2022	1	14,790	$221,048	1.1%
2023	1	34,512	$365,400	1.9%
2024	5	543,902	$4,074,734	20.9%
2025	—	—	—	—

The majority of leases have additional option periods beyond the original term of the lease, which typically are exercisable at the tenant’s option.

Subsequent to December 31, 2015, and prior to the date of this report, the Company acquired a 4,685 square-foot building in Dallas, Texas which was 100% occupied and leased to two tenants, anchored by 7-Eleven, Inc. The purchase price was approximately $2.5 million, and as of the acquisition date, the weighted average remaining term of the leases was approximately 8.3 years. The transaction is expected to be part of a 1031 like-kind exchange.

No tenant of a single income property or group of income properties with the same tenant had aggregate rent which accounted for more than 10% of our consolidated revenues in 2015 or 2014.

REAL ESTATE OPERATIONS

As of December 31, 2015, the Company owned over 10,500 acres of land in Daytona Beach, Florida, along six miles of the west and east side of Interstate 95. Presently, the majority of this land is used for agricultural purposes. Approximately 1,300 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 8,000 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,100 acres which are located further west of Interstate 95 and a few miles north of Interstate 4 and this land is generally well suited for industrial purposes.

Beginning in 2012, we have observed an increase in residential and commercial real estate activity on and in the area surrounding our land holdings.

ITEM 1.	BUSINESS (continued)

During the year ended December 31, 2015, the Company acquired, through a real estate venture with an unaffiliated third party institutional investor, an interest in approximately six acres of vacant beachfront property located in Daytona Beach, Florida. The property was acquired for approximately $11.3 million of which the Company contributed approximately $5.7 million. The real estate venture is fully consolidated as the Company has determined that it is the primary beneficiary of the variable interest entity as of December 31, 2015.

During the year ended December 31, 2015, a total of approximately 114.03 acres were sold for approximately $22.5 million as described below:

•

On June 1, 2015, the Company sold approximately 3.02 acres of land located in Daytona Beach, Florida on the south side of LPGA Boulevard, just east of Clyde Morris Boulevard, at a sales price of $505,000, or approximately $167,000 per acre, for a gain of approximately $476,000.

•	On June 17, 2015, the Company sold approximately 0.88 acres of land located in Highlands County, at a sales price of $250,000 for a gain of approximately $223,000.
•

On December 18, 2015, the Company sold approximately 14.98 acres of land located in Daytona Beach, Florida on the east side of Interstate 95 near the northeast corner of the intersection of LPGA Boulevard and Williamson Boulevard. The land was sold to an affiliate of Integra Land Company at a sales price of approximately $2.4 million, or approximately $159,000 per acre, for a gain of approximately $2.3 million.

•	On December 29, 2015, the Company sold approximately 0.86 acres of land located in Daytona Beach, Florida at a sales price of approximately $30,000 for a gain of approximately $20,000.
•	Sales within the Tomoka Town Center, which consists of approximately 180 developable acres located in Daytona Beach, Florida east of Interstate 95 and south of LPGA Boulevard, included the following:

Land Tract	Date Closed	No. of Acres	Sales Price	Avg. Sales Price per Acre	Gain Recognized in 2015	Deferred Revenue (1)
Tanger Outlet	11/12/2015	38.93	$9,700,000	$249,165	$2,793,419	$6,327,421
Sam's Club	12/23/2015	18.10	4,500,000	248,619	1,278,747	2,881,795
NADG - First Parcel	12/29/2015	37.26	5,168,335	138,710	1,421,303	3,447,557
Total Tomoka Town Center Sales		94.29	$19,368,335	$205,412	$5,493,469	$12,656,773

(1) Deferred revenue to be recognized on the percentage-of-completion basis as remaining infrastructure costs are incurred. See Note 19 "Commitments and Contingencies" for a description of the commitments related to the remaining infrastructure costs to be incurred

The NADG – First Parcel sale represents the first of multiple transactions contemplated under a single purchase and sale agreement with an affiliate of the North American Development Group (the “NADG Agreement”).  The NADG Agreement provides NADG with the ability to acquire portions of the remaining acreage under contract (the “Option Parcels”) in multiple, separate, transactions through 2018 (the “Option Period”). The Option Parcels represent a total of approximately 85.95 acres and total potential proceeds to the Company of approximately $22.2 million. Pursuant to the NADG Agreement, NADG can close on any and all of the Option Parcels at any time during the Option Period with the first of the Option Parcels contemplated to close in the first half of 2016, should certain conditions be met. The NADG Agreement also establishes a price escalation that would be applied to any of the Option Parcels that are acquired after January 2017, and an additional higher price escalation that would be applied to any Option Parcels acquired in 2018.

Pursuant to the agreements with Tanger, Sam’s Club and NADG (the “Town Center Sales Agreements”), which together represent the potential sale of the developable acreage in the Town Center, the Company is responsible for completion of certain infrastructure improvements (the “Infrastructure Work”) at the 235 acre Town Center. The Infrastructure Work is currently estimated to cost between $10.0 million and $13.0 million and is expected to be completed on or around the end of the third quarter of 2016. In connection with the transaction with Tanger, the Company expects to receive approximately $4.5 million for the portion of the Infrastructure Work attributable to the Tanger property from the Tomoka Town Center Community Development District (the “Town Center District”), a special purpose governmental entity, based upon the achievement of certain milestones related to the Infrastructure Work and the Tanger project, and when the Company dedicates the Infrastructure Work to the Town Center District. The payment of the $4.5 million will be recognized into revenue when earned. The Company expects to receive payments, in addition to the sales proceeds from each of the Town Center Sales Agreements (the “Incremental Payments”), including certain fixed annual payments over the next ten years from Tanger and Sam’s, which annual amounts are or would be included in the estimated gains from the transactions. In aggregate, the majority of the Incremental Payments and the payment received from the Town Center District are

ITEM 1.	BUSINESS (continued)

expected to largely offset the cost of the Infrastructure Work. As a result of our responsibility for completing the Infrastructure Work we have applied the percentage of completion accounting methodology to the Tanger Outlet, Sam’s Club and NADG – First Parcel transactions whereby we will recognize the revenue deferred for each transaction as the Infrastructure Work is completed. The Incremental Payments recorded as receivables as of December 31, 2015 totaled approximately $1.3 million and are included as a part of Other Assets on the consolidated balance sheet.

The following table provides a reconciliation of the land transactions closed (as of December 31, 2015) or under contract for all the developable parcels of the Town Center (Sales price and estimated infrastructure reimbursement presented in $000’s) and the reimbursement amounts for the Infrastructure Work from each buyer:

Land Tract	No. of Acres	Sales Price (In $000's)	Sales Price per Acre	Infrastructure Reimbursement (in $000s)
Tanger Outlet [Closed] (1)	38.93	$9,700	$249,165	$5,500
Sam's Club [Closed] (2)	18.10	4,500	248,619	1,100
NADG - First Parcel [Closed] (3)	37.26	5,168	138,710	1,800
NADG - Option Parcels (4)	85.95	22,195	258,237	4,100
Total Developable Area	180.24	41,564	230,602	12,500
Common Area (5)	54.32	N/A	N/A	(12,500)
Total Town Center	234.56	$41,564	$177,199	$-

(1) Includes $4.5 million in incentives from community development district, with remainder to be paid in equal installments over 10 years;
(2) Infrastructure reimbursement, pursuant to contract, paid in equal installments over 10 years;
(3) Infrastructure reimbursement due upon the later of i) Infrastructure Work completion or, ii) August 31, 2016;

(4) Under Contract. Sales price reflects current contract price; price escalations would occur should any of the transactions close in 2017 and 2018. Infrastructure reimbursements for each Option Parcel occurs upon later of i) transaction closing, ii) Infrastructure Work completion or, iii) August 31, 2016; and

(5) Includes common area for the Town Center association and land dedicated for public use, both to be conveyed by the Company.

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

•

On August 15, 2014, the Company sold approximately 75.6 acres of land, located on the east side of Interstate 95, for development of a distribution center for approximately $7.8 million, or approximately $103,000 per acre, for a gain at closing of approximately $3.9 million with an additional gain of approximately $324,000 to be recognized on a percentage-of-completion basis as certain road improvements are completed through the estimated completion date of February 2015. As of December 31, 2014, approximately $277,000 of the gain had been recognized. During the year ended December 31, 2015 the remaining gain of approximately $59,000 was recognized. In addition, during the year ended December 31, 2015 the Company received two payments totaling approximately $1.0 million from Volusia County, based upon certain milestones being achieved including when the distribution center received its certificate of occupancy and the date when a specified numbers of jobs had been created at the buyer’s operations. The total gain recognized to date on this sale totals approximately $5.2 million. One remaining incentive for approximately $113,000 is yet to be earned and received from Volusia County relating to the final milestone being achieved when a specified number of jobs has been created at the buyer’s operations. The Company expects to receive this final payment in the first half of 2016 which would bring the total gain on the sale to approximately $5.3 million.

•

On October 30, 2014, the Company sold approximately 20.96 acres of land, which presented certain issues for development involving wetlands mitigation, to Victor Indigo Lakes, L.L.C. for $625,000, or approximately $30,000 per acre, for a gain of approximately $552,000. The land is located along the east side of Williamson Boulevard across from Indigo Lakes, in Daytona Beach, Florida.

ITEM 1.	BUSINESS (continued)

During the year ended December 31, 2013, a total of 11.655 acres were sold for approximately $3.0 million as described below:

•

On December 4, 2013, the Company sold approximately 3.405 acres to RaceTrac Petroleum, Inc. (“RaceTrac”) for $1.3 million or approximately $382,000 per acre. We recognized a loss on the sale of approximately $244,000 which is attributable primarily to a higher basis in the property as a result of the Company having repurchased this land in 2010. The parcel sold to RaceTrac is part of Williamson Crossing, an approximately 23-acre, proposed commercial development located at the southeast corner of Williamson and LPGA Boulevards in Daytona Beach. RaceTrac is the first occupant for the Williamson Crossing site. In connection with the transaction, the Company agreed to reimburse RaceTrac up to $976,500 over five years for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire Williamson Crossing site. As of December 31, 2015 and 2014, $283,500 of cash is held in escrow related to the improvements and is classified as restricted cash in the consolidated balance sheets. The Company anticipates that all or a portion of these reimbursable costs will be shared by other owners as parcels in the Williamson Crossing development are sold and additional businesses locate to the site. Based on the book basis of the remaining repurchased acres relative to the price per acre in the RaceTrac transaction, the Company determined that no adjustment for impairment was required as of December 31, 2013.

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

As of December 31, 2015, the Company had executed definitive purchase and sale agreements with four different buyers whose intended use for the land under contract includes residential (including multi-family), retail and mixed-use retail, and office. These agreements, in aggregate, represent the potential sale of over 1,700 acres, or 16% of our land holdings, with anticipated sales proceeds totaling approximately $56.0 million. These agreements contemplate closing dates ranging from the second quarter of 2016 to year end 2018. Each of the transactions are in varying stages of due diligence and entitlement by the various buyers including, in some instances, having made submissions to the planning and development departments of the applicable governmental authorities. In addition to other customary closing conditions, the majority of these transactions are conditioned upon both the receipt of approvals from various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

One of the four executed purchase and sale agreements is with an affiliate of Minto Communities for Minto’s planned development of a 3,400 unit master planned age restricted residential community on an approximate 1,600 acre parcel of the Company’s land holdings west of Interstate 95. The Company now expects this transaction is more likely to close in the second half of 2016 as entitlement and permitting work is still on going.

The Company owns impact fee and mitigation credits with a combined total of approximately $4.5 million and $5.2 million as of December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, the Company received cash payments of approximately $463,000 and $537,000, respectively, for impact fees with a cost basis that was generally of equal value.

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

Real Estate Impairments. During the years ended December 31, 2015 and 2014, the Company did not recognize any impairments of its land holdings.

ITEM 1.	BUSINESS (continued)

Subsurface Interests. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 500,000 “surface” acres of land owned by others in 20 counties in Florida. The Company leases its interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances additional revenues from royalties applicable to production from the leased acreage.

During November 2015, the Company hired Lantana Advisors, a subsidiary of SunTrust, to evaluate the possible sale of its approximately 500,000 acres of mineral interests located in the State of Florida, including royalty interests in two operating oil wells in Lee County, Florida and its interests in the recently renewed oil exploration lease with Kerogen Florida Energy Company LP.  Currently, the Company anticipates receiving bids from interested parties during the first quarter of 2016. There can be no assurances regarding the likelihood or timing of a sale of all or a portion of the subsurface interests, or the transaction terms, including price, should a transaction occur.

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

Lease payments on the respective acreages and drilling penalties received through lease year five are as follows:

Lease Year	Acreage (Approximate)	Florida County	Lease Payment (1)	Drilling Penalty (1)
Lease Year 1 - 9/23/2011 - 9/22/2012	136,000	Lee and Hendry	$913,657	$-
Lease Year 2 - 9/23/2012 - 9/22/2013	136,000	Lee and Hendry	922,114	-
Lease Year 3 - 9/23/2013 - 9/22/2014	82,000	Hendry	3,293,000	1,000,000
Lease Year 4 - 9/23/2014 - 9/22/2015	42,000	Hendry	1,866,146	600,000
Lease Year 5 - 9/23/2015 - 9/22/2016	25,000	Hendry	1,218,838	175,000
Total Payments Received to Date			$8,213,755	$1,775,000

(1) Cash payment for the Lease Payment and Drilling Penalty is received on or before the first day of the lease year. The Drilling Penalty is recorded as revenue when received, while the Lease Payment is recognized on a straight-line basis  over the respective lease term. See separate disclosure of the revenue per year below.

The terms of the lease state the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years six through eight. The lease is effectively eight one-year terms as the lessee has the option to terminate the lease annually or modify the acres subject to the lease.

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the years December 31, 2015, 2014, and 2013, lease income of approximately $1.7 million, $2.9 million, and $1.6 million was recognized, respectively. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2016 or, if renewed, on similar terms or conditions.

During the years ended December 31, 2015, 2014, and 2013, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Production volume from these oil wells was 62,745 barrels in 2015, 64,835 barrels in 2014 and 88,782 barrels in 2013, resulting in revenues received from oil royalties of approximately $68,000, $198,000 and $268,000, respectively.

The Company is not prohibited from the disposition of any or all of its subsurface interests. Should the Company complete a transaction to sell all or a portion of its subsurface interests, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments such as income-producing properties. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee based on a percentage of the surface value. Cash payments for the release of surface entry rights totaled approximately $995,000, $4,000, and $120,000 during the years ended December 31, 2015, 2014, and 2013, respectively, which is included in revenue from real estate operations. In conjunction with the release of the Company’s surface entry rights related to approximately 1,400 acres in Lee County, Florida, for a cash payment of approximately $920,000 during the fourth quarter of 2015, the Company also received the 50% interest in the subsurface rights of those acres, which the Company did not previously own,  for a fair value of approximately $68,000, which is also included in revenue from real estate operations.

ITEM 1.	BUSINESS (continued)

In addition, the Company generated revenue of approximately $73,000 and $119,000 during the years ended December 31, 2015 and 2014, respectively, from fill dirt excavation agreements. There was no fill dirt revenue during the year ended December 31, 2013.

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

The Company entered into a management agreement with an affiliate of ClubCorp America (“ClubCorp”), effective January 25, 2012, to manage the LPGA International golf and clubhouse facilities. We believe ClubCorp, which owns and operates clubs and golf courses worldwide, brings substantial golf and club management expertise and knowledge to the LPGA International golf operations, including the utilization of national marketing capabilities, aggregated purchasing programs, and implementation of an affiliate member program, and our affiliation with ClubCorp will also improve membership levels through the access to other member clubs in the affiliate program of ClubCorp.

The Company leases the land and certain improvements attributable to the golf courses under a long-term lease with the City of Daytona Beach, Florida (the “City”), which expires in 2022. In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”) whereby the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, would remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities with the required improvements having been completed during 2012 and 2013. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term. As of December 31, 2015, approximately $1.7 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

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

ITEM 1.	BUSINESS (continued)

During the year ended December 31, 2015, two of the Company’s commercial loan investments were paid in full, at par. The construction loan to the developer of the Container Store in Glendale, Arizona was paid in full on May 18, 2015 with total principal received of approximately $6.2 million. On June 30, 2015, the development loan on entitled land in Ormond Beach, Florida was paid in full with total principal received of $1.0 million. Also during the year ended December 31, 2015, the approximate $9.0 million B-Note secured by a retail shopping center located in Sarasota, Florida was extended one year to June 9, 2016 which included the rate increasing by 25 basis points and the borrower providing additional collateral on the loan. As of December 31, 2015, the Company owned four performing commercial loan investments which have an aggregate outstanding principal balance of approximately $38.5 million. These loans are secured by real estate, or the borrower’s equity interest in real estate, located in Dallas, Texas, Sarasota, Florida, Atlanta, Georgia, and San Juan, Puerto Rico and have an average remaining maturity of approximately 1.7 years and a weighted average interest rate of 8.9%.

AGRICULTURE AND OTHER INCOME

Effectively all of our agriculture and other income consists of revenues generated by our agricultural operations which encompasses approximately 9,700 acres of our land holdings primarily on the west side of Daytona Beach, Florida. Our agricultural operations are managed by a third-party and consist of leasing land for hay production, timber harvesting, as well as hunting leases.

COMPETITION

The real estate business generally is highly competitive. Our business plan is focused on investing in commercial real estate that produces income primarily through the leasing of assets to tenants. To identify investment opportunities in income-producing real estate assets and to achieve our investment objectives, we compete with numerous companies and organizations, both public as well as private, of varying sizes, ranging from organizations with local operations to organizations with national scale and reach, and in some cases, we compete with individual real estate investors. In all the markets in which we compete to acquire income properties, price is the principal method of competition, with transaction structure and certainty of execution also being significant considerations for potential sellers. As of December 31, 2015, our total income property portfolio, including our single-tenant and multi-tenant properties, consists of forty income properties located in the following states: (i) Arizona (ii) California (iii) Colorado (iv) Florida (v) Georgia (vi) Illinois (vii) Maryland (viii) North Carolina (ix) Texas, and (x) Washington. Should we need to re-lease our single-tenant income properties or space in our multi-tenant properties, we would compete with many other property owners in the local market based on price, location of our property, potential tenant improvements, and possibly lease terms.

Our real estate operation is primarily comprised of our land holdings, which are largely used for agricultural purposes today and are substantially located in the City of Daytona Beach, Florida, and our subsurface interests. The parties typically interested in our land holdings are both residential and commercial developers as well as commercial businesses. These interested parties typically base their decision to acquire land on, among other things, price, location, land use or optionality of land use, and may also consider other development activities in the surrounding area.

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

EMPLOYEES

At December 31, 2015, the Company had fourteen full-time employees and considers its employee relations to be satisfactory.

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

The Company’s lease for its corporate office in Daytona Beach, Florida expires on March 31, 2016. The Company is currently in the process of extending this lease.

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

•	Costs associated with the need to periodically repair, renovate or re-lease our properties;

ITEM 1A.	RISK FACTORS (continued)
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

The loss of revenues from our income property portfolio or certain tenants would adversely impact our results of operations and cash flows. While no single tenant represents more than 10% of our consolidated revenues as of December 31, 2015, we have tenants who lease a number of our income properties or a large amount of the square footage of our income property portfolio, such as Wells Fargo, Lowe’s Corporation, Bank of America, Big Lots and Hilton Resorts Corporation. The default, financial distress, or bankruptcy of one or all of these tenants could cause substantial vacancies in our income property portfolio and reduce our revenues from our income property operations significantly thereby adversely impacting our results of operations and cash flows. Vacancies reduce our revenue until the affected properties can be re-leased and could decrease the value of each such vacant property. Upon the expiration of the leases that are currently in place, we may not be able to re-lease a vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing. If, following the loss of an income property tenant, we are unable to re-lease the income property at comparable rental rates and in a timely manner, our financial condition, results of operations and cash flows could be adversely affected.

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

ITEM 1A.	RISK FACTORS (continued)

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

Continued or increased operating losses from the golf operations may adversely impact the Company’s results of operations and cash flows. The Company has golf operations consisting of two 18-hole golf courses in Daytona Beach, Florida, with a food and beverage operation, and club membership operations. A third party manages and staffs these operations on behalf of the Company. Since its inception the golf operation has generated negative cash flows. In 2011, the Company recognized an impairment of approximately $4.0 million on the long-lived assets of the golf operations. The results of operations from the golf operations are subject to the typical execution risks inherent with many golf, retail and club operations including, but not limited to: maintenance, merchandising, pricing, customer service, competition, consumer preferences and behavior, safety, compliance with various federal, state and local laws, ordinances and regulations, environmental contamination, weather conditions, or other trends in the local market. Although the negative cash flows generated by the golf operations decreased substantially in 2014 and 2015, any one of these execution risk factors could negatively impact the golf operations and thereby adversely impact the Company’s results of operations and cash flows.

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

Our investment strategy may involve credit risk. As part of our business strategy, we have invested in commercial loans secured by commercial real estate and may invest in other commercial loans or similar financings secured by real estate in the future. Investments in commercial loans or similar financings of real estate involve credit risk with regard to the borrower, the borrower’s operations and the real estate that secures the financing. The credit risks include, but are not limited to, the ability of the borrower to execute their business plan and strategy, the ability of the borrower to sustain and/or improve the operating results generated by the collateral property, the ability of the borrower to continue as a going concern, and the risk associated with the market or industry in which the collateral property operates. Our evaluation of the investment opportunity in a mortgage loan or similar financing includes these elements of credit risk as well as other underwriting criteria and factors. Further, we may rely on third party resources to assist us in our investment process and otherwise conducting customary due diligence. Our underwriting of the investment or our estimates of credit risk may not prove to be accurate, as actual results may vary from our estimates. In the event we underestimate the performance of the borrower and/or the underlying real estate which secures our commercial loan or financing, we may experience losses or unanticipated costs regarding our investment and our financial condition, results of operations, and cash flows may be adversely impacted.

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

ITEM 1A.	RISK FACTORS (continued)

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

ITEM 1A.	RISK FACTORS (continued)

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

Investments in securities of companies operating in the real estate industry, including debt and equity instruments such as corporate bonds; preferred or common stock; or convertible instruments could cause us to incur losses or other expenses which could adversely affect our financial position, results of operations, and cash flows. We currently own, or may own in the future, investments in corporate securities of companies operating in the real estate industry including debt and equity instruments such as corporate bonds; preferred or common stock; or convertible instruments. Certain of these investments are traded on an exchange or other active market whereby the price of the underlying instrument is quoted daily and those quoted prices and thus the market value of the instrument varies during a given trading day. Certain of these investments are traded on an exchange or market that is not deemed an active market but where the price of the investment fluctuates daily or otherwise. Adverse fluctuations in the value of these investments, whether market generated or not, are reflected as unrealized losses on our balance sheet. We may choose to or be required to liquidate these investments in whole or in part and at prices that result in realized losses on our investment. Should we incur realized losses on liquidating these investments our financial position, results of operations and cash flows would be adversely impacted.

ITEM 1A.	RISK FACTORS (continued)

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

The Company’s revolving credit facility and secured financings include certain financial and/or other covenants that could restrict its operating activities, and the failure to comply with such covenants could result in a default that accelerates the required payment of such debt. As of December 31, 2015, the Company had approximately $38.3 million of outstanding indebtedness under the revolving credit facility and $60.4 million of secured debt. The revolving credit facility contains various restrictive covenants which include, among others, a maximum total indebtedness and limits on the repurchase of the Company’s stock and similar restrictions. In addition, the revolving credit facility contains certain financial covenants pertaining to debt service coverage ratios, maximum levels of investment in certain types of assets, the number and make-up of the properties in the borrowing base and similar covenants typical for this type of indebtedness. The Company’s secured indebtedness generally contains covenants regarding debt service coverage ratios. The Company’s ability to meet or maintain compliance with these and other debt covenants may be dependent on the performance by the Company’s tenants under their leases. The Company’s failure to comply with certain of its debt covenants could result in a default that may, if not cured, accelerate the payment under such debt and limit the Company’s available cash flow for acquisitions, dividends, or operating costs, which would likely have a material adverse impact on the Company’s financial condition, results of operations, and cash flows. In addition, these defaults could impair the Company’s access to the debt and equity markets.

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

ITEM 1A.	RISK FACTORS (continued)

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

The conditional conversion feature of our Notes, if triggered, may adversely affect our financial condition and operating results. In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

ITEM 1A.	RISK FACTORS (continued)

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

The Company has a single shareholder who holds more than 26% of the Company’s outstanding common stock and related voting rights and the significance of its investment could have a material adverse impact on the Company’s results of operations, cash flows, the trading price of our stock, and business operations. A single institutional shareholder of the Company owns more than 26% of the outstanding common stock of the Company and the voting rights affiliated with those shares. Based on the reported size of this shareholder’s assets under management in their investment fund, their ownership in the Company’s common stock has become an increasingly significant component of their fund. With regard to the significance of this shareholder’s investment in the Company as a percentage of its total investment fund, certain securities limitations imposed on its fund with regard to ownership levels in our stock may require this shareholder to liquidate some amount of the shares it owns in the Company, which could have an adverse impact on our stock price. During the fourth quarter of 2015, the Company received communications from this shareholder, and this shareholder has made public filings which have led or could lead to the Company having to incur certain costs for legal representation, accounting services, or other third party costs to address the claims, allegations or other matters contained in its communications.  Such costs, while not reasonably estimable, may represent significant costs for the Company which would have an adverse impact on the Company’s results of operations and cash flows.

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

ITEM 1A.	RISK FACTORS (continued)

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

ITEM 1A.	RISK FACTORS (continued)

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

ITEM 1A.	RISK FACTORS (continued)

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

As of December 31, 2015, the Company owns the following properties: i) land holdings of over 10,500 acres in the Daytona Beach area of Volusia County; ii) thirty-two single-tenant retail buildings located in Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, North Carolina, Texas, and Washington; iii) eight multi-tenant properties located in Florida, five of which were self-developed and are located in Daytona Beach, Florida; and iv) full or fractional subsurface oil, gas, and mineral interests of approximately 500,000 “surface acres” in 20 counties in Florida.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of our business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

In September 2010, St. Johns River Water Management District (the “District”) served the Company with an administrative complaint filed with the Florida Division of Administrative Hearings in connection with certain Company agricultural operations. In August 2012, the Company submitted a proposed settlement offer to the District, offering certain undeveloped acreage owned by the Company. The Company accrued a reserve equal to $611,691 in the quarter ended September 30, 2012, reflecting the Company’s carrying value of the acreage offered to settle the matter. In December 2012, the Company and the District executed a settlement agreement (“SJRWMD Agreement”) in which the Company agreed to submit an after-the-fact permit application and increased the undeveloped acreage offered for mitigation in connection with the permit. The Company adjusted the reserve to a total of $723,058 to reflect the increased acreage offered in the SJRWMD Agreement. The SJRWMD Agreement was contingent upon the Company and the District reaching agreement on a management fee and issuance of the permit. The Company submitted its permit application on January 28, 2013. In March 2013, the Company conveyed the acreage contemplated by the SJRWMD Agreement, the District issued the after-the-fact permit and the litigation was settled.

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

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving the property. The proposed road modifications would impact access to the Company’s property that is leased to Harris Teeter. The Company does not believe the road modifications provided a basis for Harris Teeter to terminate the lease. Regardless, in January 2013, the North Carolina Department of Transportation (“NCDOT”) proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte proposed to build and maintain a new access road/point into the property. Construction has begun.  Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease if this project is built as currently redesigned. Because the redesigned project will not be completed until 2017, the condemnation case has been placed in administrative closure. As a result, the trial and mediation will not likely be scheduled until requested by the parties, most likely in 2017.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

COMMON STOCK PRICES AND DIVIDENDS

The Company’s common stock trades on the NYSE MKT under the symbol CTO. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends, which are paid semi-annually, per share over the two years ended December 31, 2015:

2015	$0.08
2014	$0.07

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

	2015		2014
	High	Low	High	Low
	$	$	$	$
First Quarter	64.37	51.96	41.17	33.11
Second Quarter	60.00	53.03	48.63	36.92
Third Quarter	60.04	48.11	60.82	43.62
Fourth Quarter	60.09	48.49	57.29	44.03

The number of shareholders of record as of February 19, 2016 (without regard to shares held in nominee or street name) was 368.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2015, which were not previously reported.

The following share repurchases were made during the year ended December 31, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
1/1/2015 - 1/31/2015	—	$—	—	$6,513,785
2/1/2015 - 2/28/2015	—	$—	—	$6,513,785
3/1/2015 - 3/31/2015	—	$—	—	$6,513,785
4/1/2015 - 4/30/2015	—	$—	—	$6,513,785
5/1/2015 - 5/31/2015	15,764	$54.47	15,764	$5,655,090
6/1/2015 - 6/30/2015	—	$—	—	$5,655,090
7/1/2015 - 7/31/2015	10,340	$57.55	10,340	$5,060,036
8/1/2015 - 8/31/2015	30,397	$54.81	30,397	$3,393,849
9/1/2015 - 9/30/2015	13,735	$53.71	13,735	$2,656,184
10/1/2015 - 10/31/2015	—	$—	—	$12,656,184	(1)
11/1/2015 - 11/30/2015	14,456	$53.27	14,456	$11,886,091
12/1/2015 - 12/31/2015	34,711	$53.50	34,711	$10,028,941
Total	119,403	$54.31	119,403	$10,028,941
(1)	In October 2015, the Board approved a new $10 million repurchase program. As of December 31, 2015 no shares had been repurchased under this new program.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES (continued)

STOCK PERFORMANCE GRAPH

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Consolidated-Tomoka Land Co., the NYSE MKT Composite Index, and a Peer Group

The following performance graph shows a comparison of cumulative total shareholder return from a $100 investment in stock of the Company over the five-year period ending December 31, 2015, with the cumulative shareholder return of the NYSE MKT Composite Index, a Real Estate Industry Index provided by Research Data Group that consists of Alico Inc., Forestar Group Inc., Getty Realty Corp., Gramercy Property Trust Inc., Resource Capital Corp., Stratus Properties Inc., Tejon Ranch Company, The New Home Company Inc., The St. Joe Company, and Whitestone Reit (collectively the “Peer Group”). The Company adjusted its Peer Group in 2015, and therefore the performance graph disclosures, because the Company believes the Peer Group reflects a mix of public companies that is reasonably comparable to the businesses of the Company, including the investment in and operation of income-producing properties, real estate operations including land management, and subsurface interests.

	12/10	12/11	12/12	12/13	12/14	12/15
Consolidated-Tomoka Land Co.	100.00	93.80	107.59	126.12	194.21	183.74
NYSE MKT Composite	100.00	104.50	110.18	118.63	120.72	107.77
Old Peer Group	100.00	75.06	102.84	102.75	93.05	86.13
Peer Group	100.00	70.31	95.88	99.64	94.66	83.92

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES (continued)

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

In November 2008, the Company’s Board of Directors authorized the Company to repurchase from time to time up to $8 million of its common stock. There was no expiration date for the repurchase authorization. The Company repurchased 4,660 shares of its common stock at a cost of approximately $105,000 through December 31, 2013. During 2014, the Company repurchased an additional 25,836 shares of its common stock on the open market for a total cost of approximately $928,000, or an average price per share of $35.92, and placed those shares in treasury. During the year ended December 31, 2015, the Company repurchased an additional 119,403 shares of its common stock on the open market for a total cost of approximately $6.5 million, or an average price per share of $54.31, and placed those shares in treasury. Included in the repurchased shares in 2015, the Company repurchased 49,167 shares of the Company’s stock for approximately $2.6 million at an average purchase price of $53.44 per share during the fourth quarter of 2015 which represented the completion of the Company’s $8 million repurchase program, which in total, represented the repurchase of 164,533 shares at an average price of $48.45 per share. In the fourth quarter of 2015, the Company also announced a new $10 million repurchase program. As of December 31, 2015 no shares had been repurchased under this new program.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes our selected historical financial information for each of the last five fiscal years. The selected financial information has been derived from our audited Consolidated Financial Statements. Additional data for fiscal years 2015, 2014, and 2013 is included elsewhere in this report.

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Years Ended
	2015	2014	2013	2012	2011
	(In thousands except per share amounts)
Summary of Operations:
Total Revenues	$42,998	$36,057	$26,070	$16,581	$13,244
Total Direct Cost of Revenues	(13,768)	(12,537)	(10,855)	(7,322)	(8,202)
General and Administrative	(8,754)	(7,017)	(5,434)	(6,624)	(5,441)
Impairment Charges	(510)	(421)	(616)	—	(6,619)
Depreciation and Amortization	(5,213)	(3,490)	(2,886)	(2,011)	(2,197)
Gain (Loss) on Disposition of Assets	5,517	1	—	240	246
Operating Income (Loss)	20,270	12,593	6,279	864	(8,969)
Investment Income (Interest Expense)	(6,712)	(2,378)	(1,826)	(647)	(563)
Loss on Early Extinguishment of Debt	—	—	—	(246)	—
Income Tax Benefit (Expense)	(5,269)	(3,831)	(1,891)	29	3,733
Income (Loss) from Continuing Operations	8,289	6,384	2,562	—	(5,799)
Income from Discontinued Operations, Net of Tax	—	—	1,121	599	1,093
Net Income (Loss)	8,289	6,384	3,683	599	(4,706)
Less: Net Loss (Income) Attributable to Noncontrolling Interest in Consolidated VIE	58	—	—	—	—
Net Income (Loss) Attributable to Consolidated-Tomoka Land Co.	$8,347	$6,384	$3,683	$599	$(4,706)
Basic Earnings Per Share:
Income (Loss) from Continuing Operations	$1.44	$1.11	$0.44	$—	$(1.01)
Income from Discontinued Operations, Net of Tax	—	—	0.20	0.10	0.19
Net Income (Loss)	$1.44	$1.11	$0.64	$0.10	$(0.82)
Diluted Earnings Per Share:
Income (Loss) from Continuing Operations	$1.43	$1.10	$0.44	$—	$(1.01)
Income from Discontinued Operations, Net of Tax	—	—	0.20	0.10	0.19
Net Income (Loss)	$1.43	$1.10	$0.64	$0.10	$(0.82)
Dividends Paid Per Share	$0.08	$0.07	$0.06	$0.04	$0.04
Summary of Financial Position:
Property, Plant, and Equipment - Net	$257,256	$180,789	$147,139	$124,348	$105,306
Total Assets	$406,017	$276,592	$226,184	$184,697	$170,266
Shareholders’ Equity	$134,781	$128,405	$120,169	$114,217	$113,164
Long-Term Debt	$168,460	$103,940	$63,227	$29,127	$15,267

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

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

OVERVIEW

We are a diversified real estate operating company. We own and manage forty commercial real estate properties in ten states in the U.S. As of December 31, 2015, we owned thirty-two single-tenant and eight multi-tenant income-producing properties with approximately 1,700,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,500 acres. As of December 31, 2015, we had four commercial loan investments including one fixed-rate and one variable-rate mezzanine commercial mortgage loan, a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan, and a variable-rate first mortgage loan. Our golf operations consist of the LPGA International golf club, which is managed by a third party. We also lease some of our land for twenty-one billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Strategic Alternatives. On February 9, 2016, the Company announced that a special committee of independent directors (the “Special Committee”), formed by the Company’s Board of Directors (the “Board”) for the purpose of exploring strategic alternatives to further enhance shareholder value, has engaged Deutsche Bank Securities Inc. (“Deutsche Bank”) as independent advisor to the Special Committee.

As previously announced, the Company had received a shareholder proposal  to be voted upon by the Company’s shareholders at the 2016 annual meeting, requesting that the Board engage an independent advisor to evaluate a sale of the Company or the orderly liquidation of its assets (the “Shareholder Proposal”).  In November 2015, the Board decided to initiate the process called for by the Shareholder Proposal in advance of the Shareholder Proposal being voted upon by shareholders at the Company’s annual meeting scheduled for April 2016, and solicited proposals from a number of financial advisory firms to advise the Company as to its options for maximizing shareholder value, including the options of sale of the Company, sale of assets or continued pursuit of the Company’s business plan. After thorough consideration of the proposals from the financial advisory firms, the Special Committee engaged Deutsche Bank for the purpose of exploring the aforementioned strategic alternatives.

The Special Committee is proceeding in a diligent and orderly manner, but has not set a definitive timetable for completion of this process. There can be no assurance that this review process will result in a sale transaction or other strategic alternative of any kind, or, if such sale transaction or strategic alternative occurs, the year in which the transaction would take place. The Company does not intend to disclose developments or provide updates on the progress or status of this process unless and until it deems further disclosure to be appropriate or required.

Income Property Operations. We have pursued a strategy of investing in income-producing properties, when possible, by utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes. During the year ended December 31, 2015, we acquired four income properties: two single-tenant income properties, one multi-tenant income property, and one vacant outparcel adjacent to one of our multi-tenant properties, at an aggregate purchase price of approximately $76.4 million:

•

On November 18, 2015, the Company acquired an approximately 450,000 square-foot, Class A single-tenant office complex in Raleigh, North Carolina at a purchase price of $42.3 million. The three building property is situated on approximately 40 acres and is 100% leased to Wells Fargo Bank N.A. (“Wells Fargo”) under a triple-net lease with a remaining term of approximately 9 years. The rent on the lease with Wells Fargo is below-market resulting in an intangible liability of approximately $31.6 million.

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

Our current portfolio of thirty-two single-tenant income properties generates approximately $14.9 million of revenues from lease payments on an annualized basis and has a weighted average remaining lease term of 9.0 years as of December 31, 2015. Our current portfolio of eight multi-tenant properties generates approximately $5.7 million of revenue from lease payments on an annualized basis and has a weighted average remaining lease term of 5.6 years as of December 31, 2015.

We expect to continue to focus on acquiring income-producing properties during fiscal year 2016, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing investments, we have self-developed five of our multi-tenant properties in Daytona Beach, Florida. One of the self-developed properties located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida, is an approximately 22,000 square foot, two-story, building, known as the Concierge Office Building, which was 100% leased as of December 31, 2015. Two properties, known as the Mason Commerce Center, consist of two buildings totaling approximately 31,000 square-feet (15,360 each), which were 100% leased as of December 31, 2015.  Two properties, known as the Williamson Business Park, which are adjacent to the Mason Commerce Center, consist of two buildings totaling approximately 31,000 square-feet (15,360 each), which were approximately 75% leased as of December 31, 2015.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. Pursuant to our on-going review, six non-core, single-tenant income properties were sold during the year ended December 31, 2015. We intend to deploy, or have deployed, the proceeds from these sales through the like-kind exchange structure, in our 2015 acquisitions.  The Company anticipates that future investments in income-producing assets could use the proceeds from selling non-core properties, utilizing the tax-deferred like-kind exchange structure, as circumstances permit.

Real Estate Operations. As of December 31, 2015, the Company owned over 10,500 acres of land in Daytona Beach, Florida, along six miles of the west and east side of Interstate 95. Presently, the majority of this land is used for agricultural purposes. Approximately 1,300 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 8,000 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,100 acres which are located further west of Interstate 95 and a few miles north of Interstate 4 and this land is generally well suited for industrial purposes.

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

third transaction for approximately 2.02 acres resulting in a gain of approximately $581,000. In 2014, we completed three land transactions of approximately 99.66 acres for total proceeds of approximately $8.8 million. The total gain on these transactions was approximately $4.8 million. In 2015, we completed seven land transactions of approximately 114.03 acres for total proceeds of approximately $22.5 million. The total gain on these transactions was approximately $8.5 million, with a significant portion of the revenue deferred to be recognized on the percentage-of-completion basis.

The Company owns impact fee and mitigation credits with a combined total of approximately $4.5 million and $5.2 million as of December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, the Company received cash payments of approximately $463,000 and $537,000, respectively, for impact fees with a basis generally of equal value.

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

Real Estate Impairments. During the years ended December 31, 2015 and 2014, the Company did not recognize any impairments of its land holdings.

Subsurface Interests. The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 500,000 “surface” acres of land owned by others in 20 counties in Florida. The Company leases its interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances additional revenues from royalties applicable to production from the leased acreage.

During November 2015, the Company hired Lantana Advisors, a subsidiary of SunTrust, to evaluate the possible sale of its approximately 500,000 acres of mineral interests located in the State of Florida, including royalty interests in two operating oil wells in Lee County, Florida and its interests in the recently renewed oil exploration lease with Kerogen Florida Energy Company LP.  Currently, the Company anticipates receiving bids from interested parties during the first quarter of 2016. There can be no assurances regarding the likelihood or timing of a sale of all or a portion of the subsurface interests, or the transaction terms, including price, should a transaction occur.

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

Lease payments on the respective acreages and drilling penalties received through lease year five are as follows:

Lease Year	Acreage (Approximate)	Florida County	Lease Payment (1)	Drilling Penalty (1)
Lease Year 1 - 9/23/2011 - 9/22/2012	136,000	Lee and Hendry	$913,657	$-
Lease Year 2 - 9/23/2012 - 9/22/2013	136,000	Lee and Hendry	922,114	-
Lease Year 3 - 9/23/2013 - 9/22/2014	82,000	Hendry	3,293,000	1,000,000
Lease Year 4 - 9/23/2014 - 9/22/2015	42,000	Hendry	1,866,146	600,000
Lease Year 5 - 9/23/2015 - 9/22/2016	25,000	Hendry	1,218,838	175,000
Total Payments Received to Date			$8,213,755	$1,775,000

(1) Cash payment for the Lease Payment and Drilling Penalty is received on or before the first day of the lease year. The Drilling Penalty is recorded as revenue when received, while the Lease Payment is recognized on a straight-line basis over the respective lease term. See separate disclosure of the revenue per year below.

The terms of the lease state the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years six through eight. The lease is effectively eight one-year terms as the lessee has the option to terminate the lease annually or modify the acres subject to the lease.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the years December 31, 2015, 2014, and 2013, lease income of approximately $1.7 million, $2.9 million, and $1.6 million was recognized, respectively. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2016 or, if renewed, on similar terms or conditions.

During the years ended December 31, 2015, 2014, and 2013, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Production volume from these oil wells was 62,745 barrels in 2015, 64,835 barrels in 2014 and 88,782 barrels in 2013, resulting in revenues received from oil royalties of approximately $68,000, $198,000 and $268,000, respectively.

The Company is not prohibited from the disposition of any or all of its subsurface interests. Should the Company complete a transaction to sell all or a portion of its subsurface interests, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments such as income-producing properties. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee based on a percentage of the surface value. Cash payments for the release of surface entry rights totaled approximately $995,000, $4,000, and $120,000 during the years ended December 31, 2015, 2014, and 2013, respectively, which is included in revenue from real estate operations. In conjunction with the release of the Company’s surface entry rights related to approximately 1,400 acres in Lee County, Florida, for a cash payment of approximately $920,000 during the fourth quarter of 2015, the Company also received the 50% interest in the subsurface rights of those acres, which the Company did not previously own,  for a fair value of approximately $68,000, which is also included in revenue from real estate operations.

In addition, the Company generated revenue of approximately $73,000 and $119,000 during the years ended December 31, 2015 and 2014, respectively, from fill dirt excavation agreements. There was no fill dirt revenue during the year ended December 31, 2013.

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

The Company entered into a management agreement with an affiliate of ClubCorp America (“ClubCorp”), effective January 25, 2012, to manage the LPGA International golf and clubhouse facilities. We believe ClubCorp, which owns and operates clubs and golf courses worldwide, brings substantial golf and club management expertise and knowledge to the LPGA International golf operations, including the utilization of national marketing capabilities, aggregated purchasing programs, and implementation of an affiliate member program, which should improve membership levels through the access to other member clubs in the affiliate program of ClubCorp.

The Company leases the land and certain improvements attributable to the golf courses under a long-term lease with the City of Daytona Beach, Florida (the “City”), which expires in 2022. In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, would remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities with the required improvements having been completed during 2012 and 2013. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term.  As of December 31, 2015, approximately $1.7 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

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

During the year ended December 31, 2015, two of the Company’s commercial loan investments were paid in full, at par. The construction loan to the developer of the Container Store in Glendale, Arizona was paid in full on May 18, 2015 with total principal received of approximately $6.2 million. On June 30, 2015, the development loan on entitled land in Ormond Beach, Florida was paid in full with total principal received of $1.0 million. Also during the year ended December 31, 2015, the approximate $9.0 million B-Note secured by a retail shopping center located in Sarasota, Florida was extended one year to June 9, 2016 which included the rate increasing by 25 basis points and the borrower providing additional collateral on the loan.

As of December 31, 2015, the Company owned four performing commercial loan investments which have an aggregate outstanding principal balance of approximately $38.5 million. These loans are secured by real estate, or the borrower’s equity interest in real estate, located in Dallas, Texas, Sarasota, Florida, Atlanta, Georgia, and San Juan, Puerto Rico and have an average remaining maturity of approximately 1.7 years and a weighted average interest rate of 8.9%.

Investment Securities. In December 2013, the Company purchased approximately $730,000 of preferred stock of a publicly traded real estate investment trust with a market capitalization of more than $1.5 billion. During the years ended December 31, 2015 and 2014 the preferred stock was sold for gains of approximately $131,000 and $5,000, respectively. During the year ended December 31, 2015, the Company invested in the common stock and certain debt securities of a publicly traded real estate company with a market capitalization of more than $360 million as of December 31, 2015. In total the Company acquired approximately $7.9 million of common stock, including approximately $634,000 that was acquired as a result of exercising put options sold previously in 2015. Of the $7.9 million, approximately $1.8 million was subsequently sold in 2015 at a loss of approximately $123,000. In the first quarter of 2015 the Company also acquired approximately $2.0 million of corporate debt of the same real estate company for approximately $1.9 million, which was subsequently sold in the third quarter of 2015 at a gain of approximately $155,000. Also in the third quarter 2015 the Company acquired approximately $1.0 million of convertible debt of the same real estate company for approximately $844,000. As of December 31, 2015 the Company had no remaining outstanding put options.

Agriculture and Other Income. Effectively all of our agriculture and other income consists of revenues generated by our agricultural operations which encompasses approximately 9,700 acres of our land holdings primarily on the west side of Daytona Beach, Florida. Our agricultural operations are managed by a third-party and consist of leasing land for hay production, timber harvesting, as well as hunting leases.

SUMMARY OF OPERATING RESULTS FOR YEAR ENDED DECEMBER 31, 2015 COMPARED TO DECEMBER 31, 2014

REVENUE

Total revenue for the year ended December 31, 2015, increased 19.3% to approximately $43.0 million, compared to approximately $36.1 million for the year ended December 31, 2014. This increase of approximately $6.9 million included approximately $4.1 million, an increase of 27.2%, in additional revenue generated by our income properties portfolio, including the properties acquired in the fourth quarter of 2014 and our approximately $76.4 million in acquisitions in 2015 less the six non-core income properties sold during the year for approximately $24.3 million. The increase also reflected approximately $2.5 million of increased revenues from our real estate operations, which was comprised of an increase in revenue from land transactions of approximately $3.7 million reflecting the seven land transactions we closed during 2015 for an aggregate sales price of approximately

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

$22.5 million, and approximately $1.0 million received in cash incentives relating to the sale of 76.5 acres in 2014, offset by a decrease in subsurface income of approximately $1.2 million. In addition, interest income from our commercial loan portfolio increased by approximately $500,000, which included interest earned on our $14.5 million first mortgage loan investment on an upper upscale hotel in San Juan, Puerto Rico.

NET INCOME

Net income for the year ended December 31, 2015, was approximately $8.3 million, or $1.44 per share, versus net income of approximately $6.4 million, or $1.11 per share, in the same period in 2014, an increase of approximately 30.8%. Our results in 2015 benefited from an increase in revenues of approximately $6.9 million, or 19.3%, offset by an increase in our direct cost of revenues of approximately $1.2 million, or 9.8%, which reflects increased direct costs of revenues for our income property operations segment relating to our multi-tenant properties which have higher operating costs, acquisition costs for properties acquired in 2015 and the cost of sales associated with our land transactions including our basis in certain infrastructure costs incurred on the Tomoka Town Center. Our general and administrative costs totaled approximately $8.8 million in the year ended December 31, 2015 compared to approximately $7.0 million in the same period in 2014. Included in the general administrative expenses is the non-cash stock compensation expense of approximately $2.2 million which represents an increase of approximately $914,000 in the year ended December 31, 2015, or 71.9%, versus the same period in 2014. Our general and administrative expenses in 2015 also reflected an additional non-cash accrual to an existing environmental reserve of approximately $500,000 for the expected costs to remediate an environmental matter, an accrual of $187,500 for the potential costs associated with wetlands mitigation and restoration costs and, approximately $364,000 in related costs for legal and other environmental consultants. The increase in general and administrative expenses in the year ended December 31, 2015 was partially offset by a decrease of approximately $850,000 in costs that were incurred during 2014 related to the termination of the Company’s pension plan, which were primarily non-cash charges pertaining to the actuarial accounting required for the termination. The increase in non-cash general and administrative expenses for the year ended December 31, 2015 versus the same period in 2014 totaled approximately $636,000, or $0.07 per share, after tax. The increase in net income for the year ended December 31, 2015 was also offset by an increase in interest expense of approximately $4.5 million which reflects our increased net borrowings during the year including a $30 million mortgage loan secured by certain of our income properties in September 2014, and the $75 million convertible debt issuance during the first quarter of 2015.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $19.0 million and $15.4 million, respectively, during the year ended December 31, 2015, compared to total revenue and income of approximately $15.0 million and $13.0 million, for the year ended December 31, 2014. The direct costs of revenues for our income property operations totaled approximately $3.7 million and $2.0 million for the years ended December 31, 2015 and 2014, respectively. The 27.2% increase in revenues reflects the addition of three income-producing properties in 2015 and a full year of results for the properties acquired in 2014, offset by the reduced rental income related to the dispositions of six non-core, single-tenant income properties during 2015. Our operating income from our income property operations increased 18.2%, which reflects the aforementioned increased rent revenues offset by an increase of approximately $1.7 million in our direct costs of revenues which was primarily due to an increase in costs associated with the two multi-tenant income properties acquired during the fourth quarter of 2014 as well as the multi-tenant income property in Jacksonville, Florida acquired in July 2015. The total increase in costs related to these three multi-tenant properties totaled approximately $1.6 million.

REAL ESTATE OPERATIONS

During the year ended December 31, 2015, operating income from real estate operations was approximately $11.7 million on revenues totaling approximately $15.9 million, as compared to operating income of approximately $8.6 million on revenues totaling approximately $13.5 million, for the year ended December 31, 2014. Revenues in 2015 include approximately $12.4 million from seven land transactions of approximately 114.03 acres, and approximately $2.9 million in revenue from our subsurface operations, consisting of approximately $1.7 million from the lease of subsurface interests, including approximately $175,000 received as a non-refundable drilling penalty, and approximately $1.1 million in surface entry release revenue. The direct costs of revenues for our real estate operations totaled approximately $4.3 million and $4.9 million, respectively. The decrease of approximately $570,000 is due primarily to a larger cost basis in the 2014 land sales as compared to the 2015 land sales. The operating income for our real estate operations in 2015 reflects the aforementioned revenues offset primarily by approximately $2.8 million relating to the cost basis and closing costs recognized with the land sales transactions. The revenue and income for 2014 were substantially generated from three land sales transaction of approximately $8.8 million on approximately 99.66 acres as well as approximately $3.5 million from our subsurface operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

GOLF OPERATIONS

The Company’s golf operations incurred a loss of approximately $350,000 during the year ended December 31, 2015, representing a 13.7% improvement over the loss of approximately $405,000 in the same period in 2014. Revenues from golf operations totaled approximately $5.2 million and $5.1 million for the years ended December 31, 2015 and 2014, respectively, an increase in 2015 of 2.3%. The total direct cost of golf operations revenues totaled approximately $5.6 million and $5.5 million for the years ended December 31, 2015 and 2014, respectively, an increase of approximately 1.1%. The slight improvement in the loss from the golf operations was due to a 3.1% increase in membership and, a 7.1% increase in food and beverage revenue, offset by a decrease in golf revenues of 1.6%, which was primarily attributable to a decrease in the average rate per round of golf, as compared to the prior year.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

In 2015, the Company originated a $14.5 million first mortgage loan secured by a hotel property in San Juan, Puerto Rico. Two of the loans originated during 2014 were paid off during 2015 for total cash repayments totaling approximately $7.2 million. Interest income from commercial loan investments totaled approximately $2.7 million for the year ended December 31, 2015 and $2.2 million for the year ended December 31, 2014, an increase of approximately $500,000 or 22.8%. The increase in interest income in 2015 reflects our investment in the newly originated $14.5 million loan investment partially offset by the reduced interest from the loans paid off during the year. Interest income during 2014 included approximately $844,000 from the approximately $17.5 million loan secured by a hotel in Atlanta, Georgia which was paid off during the first quarter of 2014 which primarily consisted of approximately $650,000 of the remaining accretion of the total loan discount of approximately $2.05 million.

AGRICULTURE AND OTHER INCOME

For the year ended December 31, 2015, revenues from our agriculture operations and other income, totaled approximately $79,000, compared to approximately $278,000 during the same period in 2014. The decrease in revenues during the year ended December 31, 2015, as compared to the same period in 2014, of approximately $199,000 is attributable to there being no timber contracts in 2015 while timber contracts generated approximately $203,000 of revenue during 2014. For the year ended December 31, 2015, the direct costs of revenues totaled approximately $227,000, compared to approximately $189,000 during the same period in 2014 reflecting an increase of approximately $37,000, which is primarily attributable to property taxes paid in 2015 on the related property offset by commissions paid on timber contracts during 2014. The results from these operations declined in the year ended December 31, 2015, by approximately $236,000 compared to the year ended December 31, 2014.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $8.8 million and approximately $7.0 million for the years ended December 31, 2015 and 2014, respectively. The increase of approximately $1.7 million reflects approximately $577,000 in additional environmental reserve charges, as described below, an increase of approximately $914,000 in stock compensation expense primarily due to additional restricted share and option awards during the second quarter of 2015, an increase of approximately $364,000 in legal related costs primarily related to environmental and shareholder matters, an increase in audit related fees of approximately $158,000, and an increase in payroll related costs of approximately $348,000. The increased costs described above were partially offset by a decrease of approximately $850,000 in costs that were incurred during 2014 related to the termination of the Company’s pension plan, which were primarily non-cash charges pertaining to the actuarial accounting required for the termination.

During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida, on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to be between approximately $500,000 and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP has preliminarily accepted the Company’s proposed remediation plan which supports the approximate $500,000 accrual. Since the accrual of approximately $110,000 was made, approximately $92,000 in costs have been incurred through December 31, 2015. Additionally, related to a separate matter, the Company accrued approximately $187,500 for the potential costs associated with wetlands mitigation and restoration costs related to a federal regulatory agency inquiry relating to approximately 160 acres of the Company’s land.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

INTEREST EXPENSE

Interest expense totaled approximately $6.9 million and $2.4 million for the years ended December 31, 2015 and 2014, respectively. The higher interest expense for 2015, reflects our increased net borrowings which increased by approximately $64.5 million, including our $30.0 million mortgage loan issued in September 2014 and the $75.0 million convertible debt issuance during the first quarter of 2015 offset by our pay down of the credit facility of approximately $47.5 million. Also included in interest expense in the consolidated financial statements is the amortization of loan costs incurred in connection with the Company’s long-term debt and the amortization of the discount on the convertible debt.

DISCONTINUED OPERATIONS

During 2015, six non-core, single-tenant income properties were sold. During 2014, one property was sold. These property sales were not reported as a discontinued operation in accordance with ASU 2014-08. Under ASU 2014-08, the Company has determined that the disposal of an income property from its income property portfolio no longer qualifies as a discontinued operation.

SUMMARY OF OPERATING RESULTS FOR YEAR ENDED DECEMBER 31, 2014 COMPARED TO DECEMBER 31, 2013

Total revenue for the year ended December 31, 2014, increased 38.3% to approximately $36.1 million, compared to approximately $26.0 million for the year ended December 31, 2013. This increase included approximately $2.1 million in additional revenue generated by our income properties portfolio, in addition to an approximate $7.3 million increase in revenue from our real estate operations, which was comprised of an increase in revenue from land transactions of approximately $6.1 million reflecting the three land transactions we closed in 2014 for approximately $8.8 million. Our operating income for the year ended December 31, 2014, was approximately $12.6 million versus approximately $6.3 million in the same period in 2013. Net income for the year ended December 31, 2014, was approximately $6.4 million, or $1.11 per share, versus net income of approximately $3.7 million, or $0.64 per share, in the same period in 2013.

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

REAL ESTATE OPERATIONS

During the year ended December 31, 2014, operating income from real estate operations was approximately $8.6 million on revenues totaling approximately $13.5 million, as compared operating income of approximately $2.3 million on revenues totaling approximately $6.2 million, for the year ended December 31, 2013. Revenues in 2014 include approximately $8.8 million from three land transactions of approximately 99.66 acres, and approximately $3.5 million in revenue from our subsurface operations, including approximately $2.9 million from the lease of subsurface interests and $0.6 million received as a non-refundable drilling penalty. The operating income for our real estate operations in 2014 reflects the aforementioned revenues offset by an increase of approximately $0.7 million in the cost basis recognized with the land transactions. The revenue and income for 2013 were substantially generated from three land transaction of approximately $3.0 million on approximately 11.66 acres.

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

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $7.0 million and approximately $5.4 million for the years ended December 31, 2014 and 2013, respectively. The increase in 2014 reflects approximately $856,000 in costs related to the termination of the Company’s pension plan, which are primarily non-cash charges pertaining to the actuarial accounting required for the termination, an increase of approximately $842,000 over 2013, and approximately $1.3 million in stock compensation charges, an increase of approximately $370,000 over 2013, which is primarily the result of our increased stock price year-over-year. In addition, our increased general and administrative expense in 2014 includes an adjustment to an environmental reserve of $110,000.

INTEREST EXPENSE

Interest expense totaled approximately $2.4 million and $1.8 million for the years ended December 31, 2014 and 2013, respectively. The higher interest expense for 2014, when compared to the prior year, was due to our increased borrowings of approximately $40.7 million including draws on our credit facility and a $30.0 million fixed-rate secured financing executed in September 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled approximately $4.1 million at December 31, 2015, with restricted cash of approximately $14.1 million of which approximately $12.5 million is being held for investments utilizing the tax-deferred like-kind exchange structure, as well as certain escrows related to tenant improvements, reserves for property taxes and insurance required by our secured debt, and for escrow accounts related to certain land transactions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

Our total cash balance at December 31, 2015, reflects cash flow provided by operating activities totaling approximately $25.2 million in 2015. This cash flow compares favorably to the prior year’s cash from operating activities which totaled approximately $11.3 million. This improvement was due to the improved operating results in 2015, primarily attributable to the land sales transactions closed during the year, particularly in the fourth quarter of 2015.

Our cash flows used in investing activities totaled approximately $84.2 million for the year ended December 31, 2015, reflecting total investments in income properties and commercial loans which totaled approximately $93.7 million, offset by the approximate $7.2 million in payoffs on two of our commercial loans and $23.5 million in proceeds from the disposition of six non-core single-tenant income properties. In addition, our investing activities included the use of approximately $10.8 million to acquire investment securities, consisting of common stock and debt securities of a publicly traded real estate company, offset by the proceeds from the sales of investment securities of approximately $4.8 million. Also, cash flows of approximately $5.7 million were utilized to acquire an interest in approximately six acres of beachfront property in Daytona Beach, Florida.

Our cash flows provided by financing activities totaled approximately $61.2 million for the year ended December 31, 2015, primarily related to the $72.4 million funding received from our convertible debt issuance, offset by net re-payments on our credit facility of approximately $5.2 million, reflecting the use of approximately $47.5 million of the proceeds from the convertible debt to pay down the credit facility and other net draws of approximately $42.3 million during the year. In addition, our stock repurchases during the year ended December 31, 2015 totaled approximately $6.5 million.

Long-term debt, at face value, totaled approximately $173.7 million at December 31, 2015, representing an increase of approximately $69.8 million from the balance of approximately $103.9 million at December 31, 2014. The increase in the long-term debt was due to our investment activities, including the acquisition of income properties, the investment in a commercial loans net of pay offs, and repurchases of our common stock. The increase in long-term debt was primarily due to the $72.4 million funding received from the convertible debt issuance.

Credit Facility. The Company has a revolving credit facility, as amended on April 20, 2015 (the “Credit Facility”) which matures on August 1, 2018 with the ability to extend the term for 1 year. The Credit Facility has borrowing capacity of $75.0 million with the ability to increase that capacity up to $125.0 million during the term. The Credit Facility provides the lenders with a secured interest in the equity of the Company subsidiaries that own the properties included in the borrowing base. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 135 basis points to the 30-day LIBOR plus 225 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the Credit Facility. The Credit Facility also accrues a fee of 20 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity. The Credit Facility is unsecured and is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by Bank of Montreal (“BMO”) and also includes Wells Fargo Bank, N.A., and Branch Banking & Trust Company.

At December 31, 2015, the current commitment level under the Credit Facility was $75.0 million. The available borrowing capacity under the Credit Facility was approximately $36.7 million subject to the borrowing base requirements.

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

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Notes, or specified corporate events. The Company may not redeem the Notes prior to the stated maturity date and no sinking fund is provided for the Notes. The Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Notes in cash upon conversion with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Notes. As of December 31, 2015 the unamortized debt discount of our Notes was approximately $5.2 million.

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

Acquisitions and Investments. As noted previously, the Company invested approximately $76.5 million to acquire four income properties during the year ended December 31, 2015. These acquisitions included: a single-tenant property located in Glendale, Arizona for approximately $8.6 million; a single-tenant property located in Raleigh, North Carolina for approximately $42.3 million; a multi-tenant property located in Jacksonville, Florida for approximately $25.1 million, and a vacant outparcel adjacent to one of our multi-tenant properties in Winter Park, Florida for approximately $409,000. In addition, our investments included the origination of a $14.5 million first mortgage loan secured by a hotel in San Juan, Puerto Rico and an investment of approximately $5.7 million to acquire an interest in approximately six acres of beachfront property in Daytona Beach, Florida.  We are targeting investments between approximately $70.0 million to $85.0 million in income-producing properties or investments in commercial loans secured by commercial real estate during 2016. We expect to fund these acquisitions utilizing available capacity under our credit facility, cash from operations, proceeds from land sales transactions, the dispositions of income properties, and potentially the sale of our subsurface interests, each of which we expect will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. During the year ended December 31, 2015, the Company received approximately $23.5 million in cash through the sale of six non-core, single-tenant income properties for an aggregate sales price of approximately $24.3 million. Cash received is net of aggregate closing costs of approximately $835,000. The dispositions were for six properties located throughout Florida, all of which were leased to CVS.

Capital Expenditures. In connection with the acquisition of the Lowes on April 22, 2014, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which are not required to be completed until December 2016. As of December 31, 2015, $100,000 of these tenant improvements had been completed and funded, leaving a remaining commitment of approximately $551,000 at December 31, 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

In connection with attracting new tenants to occupy the multi-tenant property in Winter Park, Florida we may incur certain costs to build-out the tenant space or similar capital expenditures for tenant improvements and leasing commissions which could approximate $5 million in 2016.

In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500.  The Company’s commitment to fund the improvement costs benefiting the remaining acres of Company land can be paid over five years from sales of the remaining land or at the end of the fifth year. As of December 31, 2014, the Company had deposited $283,500 of cash in escrow related to the improvements which was classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of December 31, 2015 was approximately $286,000, including accrued interest. Accordingly, as of December 31, 2015, the remaining maximum commitment is approximately $691,000.

In conjunction with the Company’s sale of approximately 94.3 acres within the Tomoka Town Center the Company is obligated to complete certain infrastructure improvements, including, but not limited to, the addition or expansion of roads and underlying utilities, and storm water retention (the “Infrastructure Work”). In November 2015, the Company entered into a construction agreement for approximately $7.7 million for the substantial portion of the Infrastructure Work. Approximately $1.1 million of these costs have been incurred through December 31, 2015 under this agreement and therefore, the remaining maximum commitment as of December 31, 2015 under this agreement is approximately $6.6 million. The anticipated completion date for the Infrastructure Work is September 2016.

In conjunction with the Company’s sale of approximately 18.1 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which is classified as restricted cash in the consolidated balance sheets as of December 31, 2015. The Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s is $125,000, to be paid from escrow upon completion.

In conjunction with the Company’s sale of approximately 15.0 acres of land to an affiliate of Integra Land Company (“Integra”) in December 2015, the Company agreed to reimburse Integra approximately $276,000 for a portion of the costs for road access and related utility improvements that will benefit the 15.0 acre land parcel sold to Integra as well as the surrounding acreage still owned by the Company. The Company also agreed to reimburse Integra approximately $94,000 for site relocation costs. Accordingly, in December 2015, the Company deposited a combined $370,000 of cash in escrow related to these reimbursements which are classified as restricted cash in the consolidated balance sheets as of December 31, 2015. The Company’s maximum commitment related to these reimbursements is $370,000 to be paid from escrow as costs are incurred.

As of December 31, 2015, we have no other contractual requirements to make capital expenditures.

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. We believe the issues raised by, and the land which is the subject of, this inquiry are similar to or the same as those which were addressed and resolved by the settlement agreement executed in December 2012 between the Company and the St. Johns River Water Management District (the “District”) and the permit which the District subsequently issued to the Company. During the fourth quarter of 2015, based on discussions with the federal regulatory agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of approximately $187,500 has been accrued as of December 31, 2015. Also during the fourth quarter of 2015, the federal regulatory agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands mitigation and restoration relating to the approximately 160 acres. The Company’s third-party environmental engineers have estimated the cost for restoration activities to range from approximately $1.7 million to approximately $1.9 million. As of December 31, 2015, the Company accrued an obligation for the low end of the estimated range of possible restoration costs of approximately $1.7 million and included such estimated costs on the consolidated balance sheet as a corresponding increase in the basis of our land and development costs associated with those acres. The Company believes there is at least a reasonable possibility that the estimated liability of approximately $1.7 million could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheet and future cash flows. On an ongoing basis, the Company evaluates its estimates, however, actual results may differ from those estimates. Additionally, the Company anticipates the remaining approximately 60 acres will require mitigation activities which could be satisfied by the Company through the utilization of existing

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

mitigation credits owned by the Company or the acquisition of mitigation credits. The Company anticipates that resolution of this matter will allow the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the certain land sale contract. The number of mitigation credits that may be required is not currently estimable and as the utilization or purchase of such credits would be incorporated into the basis of the land under contract, no amounts related to mitigation credits have been accrued as of December 31, 2015. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract and, accordingly, no amounts related to such potential future costs have been accrued as of December 31, 2015.

During the fourth quarter of 2015, the Company has received communications from a single institutional shareholder and this shareholder has made public filings which have led or could lead to the Company having to incur certain costs for legal representation, accounting services, or other third party costs to address the claims, allegations or other observations contained in their communications. Such costs, while not reasonably estimable, may represent significant costs for the Company which would have an adverse impact on the Company’s results of operations and cash flows.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with cash flow from our operations and approximately $36.7 million of available capacity on the existing $75.0 million Credit Facility, based on our current borrowing base of income properties, as of December 31, 2015.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. The authorization permits us to effect repurchases from time to time through a variety of methods including open market repurchases and privately negotiated transactions. Through December 31, 2015, 164,533 shares had been repurchased at a total cost of approximately $8.0 million, with approximately $6.5 million of the repurchases occurring during 2015, thereby completing the $8 million repurchase program. In October 2015, the Company’s Board of Directors authorized the Company to repurchase from time to time up to $10 million of its common stock (the “New Repurchase Program”). The Company amended its credit facility to allow for the New Repurchase Program.

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

The following table summarizes our significant contractual obligations and commercial commitments on an undiscounted basis at December 31, 2015, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

PAYMENT DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	$	$	$	$	$
Long-Term Debt Obligations	173,700,000	-	45,600,000	75,000,000	53,100,000
Operating Leases Obligations	2,298,423	555,137	627,658	902,840	212,788
Construction Commitments	8,020,950	7,155,014	70,000	795,936	-
Total	184,019,373	7,710,151	46,297,658	76,698,776	53,312,788

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (continued)

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

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rate risk, relating to our debt, and pricing risk relating to our investment in the common stock of a public real estate company. We may utilize overnight sweep accounts and short-term investments as a means to minimize the interest rate risk. We do not believe that interest rate risk related to our cash equivalents and short-term investments, if any, is material due to the nature of the investments.

We are primarily exposed to interest rate risk relating to our own debt in connection with our credit facility, as this facility carries a variable rate of interest. The outstanding balance on our credit facility totaled approximately $38.3 million at December 31, 2015. Our borrowings on our $75.0 million revolving credit facility bear a variable rate of interest based on LIBOR plus a rate of between 135 basis points up to 225 basis points based on our level of borrowing as a percentage of our total asset value. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would affect our financial position, results of operations, and cash flows by approximately $383,000 in additional interest expense as it relates to the outstanding balance on our credit facility. As of December 31, 2015 the cost basis in our investment in the common stock of a public real estate company totaled approximately $6.0 million. A hypothetical adverse change in the market price of the common stock we are invested in equal to 10% would result in an unrealized loss of approximately $600,000, pre-tax. The sensitivity to this unrealized loss would impact our results of operations if we chose to sell our position in the common stock should this hypothetical adverse change in the market price remain at the time we sold the position.

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

In May 2013, the Internal Control – Integrated Framework (the “2013 Framework”) was released by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The 2013 Framework updates and formalizes the principles embedded in the original Internal Control-Integrated Framework issued in 1992 (the “1992 Framework”), incorporates business and operating environment changes over the past two decades, and improves the original 1992 Framework’s ease of use and application. As of December 31, 2015, the Company transitioned its assessment of internal controls over financial reporting to use the 2013 Framework. The Company’s transition to the 2013 Framework did not have a significant impact on its underlying compliance with the applicable provisions of the Sarbanes-Oxley Act of 2002, including those related to internal control over financial reporting and disclosure controls and procedures.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In conducting this assessment, it used the criteria set forth by COSO in the 2013 Framework. Based on management’s assessment and those criteria, management believes that the Company has maintained effective internal control over financial reporting as of December 31, 2015. The report of the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K is incorporated herein as Item 15.

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

As described above, in January 2015, the Compensation Committee awarded to Mr. Albright 8,000 restricted shares of the Company’s common stock. In February 2015, the Compensation Committee awarded to Mr. Albright options to purchase a total of 20,000 shares of the Company’s common stock. In May 2015, in connection with the extension of Mr. Albright’s employment agreement, the Compensation Committee awarded to Mr. Albright 94,000 restricted shares of the Company’s common stock (the “May 2015 Restricted Share Grant”) and options to purchase a total of 40,000 shares of the Company’s common stock (the “May 2015 Option Grant”). Each of these awards were approved by the Company’s Board.

Upon review of the total grant awards to Mr. Albright in 2015 it was determined that the individual annual per person award limit under the 2010 Plan was inadvertently exceeded. In determining the extent to which the 2010 Plan’s individual annual award limit had been exceeded by the above awards, the Compensation Committee, as the administrator of the 2010 Plan, identified a conflict between Sections 3(d) and 3(e) of the 2010 Plan, the relevant provisions which provide limitations of the 2010 Plan. Section 3(d) of the 2010 Plan could be read to provide an overall limit of 50,000 shares applicable to all awards granted to a participant in any calendar year; however, the Compensation Committee could not disregard Section 3(e) of the 2010 Plan. Section 3(e) could be read to provide for two additional limits of 50,000 shares each for any (a) “Qualified Performance-Based Awards” (as defined in the 2010 Plan) constituting stock options and stock appreciation rights and (b) “Qualified Performance-Based Awards” (as defined in the 2010 Plan) other than stock options and stock appreciation rights. If the Compensation Committee were to determine that Section 3(e) of the 2010 Plan provides the applicable limits for two categories of “Qualified Performance-Based Awards,” then the Compensation Committee could conclude that Section 3(d) of the 2010 Plan provides the limit for awards other than Qualified Performance-Based Awards.

The Compensation Committee consulted with outside advisors and determined that it was not possible to conclude which interpretation of the 2010 Plan was conclusively correct. Pursuant to its authority to interpret the 2010 Plan, the Compensation Committee elected to comply with the limit in Section 3(d) of the 2010 Plan. As a result of applying this interpretation of the 2010 Plan, the awards granted to Mr. Albright in 2015 exceeded the 2010 Plan’s individual annual award limit by 112,000 shares of our common stock (the “Excess 2015 Awards”).

On February 26, 2016, the Company notified the NYSE MKT that the Excess 2015 Awards may have violated Rule 711 of the NYSE MKT Company Guide.

ITEM 9B.	OTHER INFORMATION (continued)

In consultation with the Board, Mr. Albright elected to rectify the Excess 2015 Awards by surrendering, in full, the May 2015 Option Grant and surrendering, in part, the May 2015 Restricted Share Grant. A portion of the surrendered awards has been replaced with new awards under the 2010 Plan in 2016. Effective as of February 26, 2016, the Compensation Committee awarded Mr. Albright (i) an option to purchase an additional 40,000 shares of our common stock under the 2010 Plan (the “New Option Grant”) and (ii) a grant of 4,000 restricted shares of our common stock (the “New Restricted Grant”).

The New Option Grant has an exercise price per share of $55.62, which is equal to the exercise price per share applicable to the May 2015 Option Grant. This option is intended to have the same vesting terms as the May 2015 Option Grant, and as a result has vested with respect to 13,200 shares and will vest with respect to 13,200 shares and 13,600 shares on January 28, 2017 and January 28, 2018, respectively. The New Restricted Share Grant is intended to have the same vesting terms as the May 2015 Restricted Share Grant, and as a result will vest upon the price per share of Company common stock during the term of Mr. Albright’s employment (or within 60 days after termination of his employment by the Company other than for cause, due to death or disability or due to his voluntary resignation) meeting or exceeding the target trailing 30-day average closing price of $75 per share. If the restricted shares fail to satisfy the stock price condition prior to January 28, 2021, the restricted shares will be forfeited. Any unvested restricted shares will vest immediately upon Mr. Albright’s termination of employment without Cause or for his resignation for Good Reason (as such terms are defined in his amended and restated employment agreement), in each case, at any time during the 24-month period following a change in control. Mr. Albright has the right to vote the restricted shares prior to their vesting but is not entitled to dividends paid on any unvested shares. These restricted shares have not yet vested.

Because the Excess 2015 Awards exceeded the 2010 Plan limits, the grants do not qualify, for purposes of calculating the Code Section 162(m) compensation for Mr. Albright for tax purposes, as performance-based awards. The New Option Grant will be awarded with the same strike price as the May 2015 Option Grant that is being surrendered. The New Restricted Grant will contain the same pricing requirements for vesting as the May 2015 Restricted Share Grant being surrendered.

As noted herein, 112,000 shares of the awards granted to Mr. Albright in 2015 exceeded the limits of the 2010 Plan. However, when granted these shares were issued and outstanding as of their grant date and all legal requirements for their issuance under Florida law and the Company’s organizational documents were fulfilled and Mr. Albright’s ability to enforce his rights to such grants could not be negated or otherwise impaired. All requirements under ASC 718-10-20 were met including, a mutual understanding of the key terms and conditions of the awards, the company was contingently liable to issue the awards, and all required approvals for the awards to be legally issued and outstanding were obtained as of the grant date. Consequently, the 112,000 shares were deemed appropriately reflected as stock compensation expense as of the year ended December 31, 2015.

Effective as of February 26, 2016, the Company entered into amendments to the employment agreements and certain restricted share award agreements of Messrs. Albright, Patten, and Smith to clarify the Company’s intention that the restricted shares granted thereunder, if they are subject to performance-based vesting conditions, will fully vest upon the executive’s termination of employment without cause or his resignation for good reason (as such terms are defined in his employment agreement), in each case, at any time during the 24-month period following a change in control. The Company is currently evaluating the impact, if any, of the modification of the restricted share award agreements of Messrs. Albright, Patten, and Smith for the valuation established at the original date of grant and therefore the potential impact on compensation.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be set forth herein, except for the information included under the heading “Executive Officers of the Registrant” below, is included in the Company’s definitive proxy statement for its 2016 annual shareholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2015 (the “Proxy Statement”), which sections are incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages at December 31, 2015, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

John P. Albright, 50, president and chief executive officer of the Company since August 1, 2011. Prior to joining the Company, Mr. Albright was the Co-Head and Managing Director of Archon Capital, a Goldman Sachs Company located in Irving, Texas. Prior to that, he was the Executive Director, Merchant Banking-Investment Management for Morgan Stanley. Prior to Morgan Stanley, Mr. Albright was Managing Director and Officer of Crescent Real Estate Equities, a publically traded REIT, based in Fort Worth, Texas. His experience involves various aspects of investment, lending, and development of commercial properties, as well as real estate investment banking.

Mark E. Patten, 52, senior vice president and chief financial officer of the Company since April 16, 2012. Prior to joining the Company, Mr. Patten served as the executive vice president and chief financial officer of SolarBlue LLC, a developer of alternative energy solutions located in Orlando, Florida. Prior to that, he was executive vice president and chief financial officer of Legacy Healthcare Properties Trust Inc. in 2010 and held the same positions with Simply Self Storage from August 2007 to May 2010. Prior to those positions, he served as senior vice president and chief accounting officer of CNL Hotels & Resorts, Inc., a public non-traded lodging REIT, from January 2004 until the sale of the company in April 2007. Mr. Patten began his career at KPMG where he spent twelve years and was named a partner in 1997.

Daniel E. Smith, 50, senior vice president, general counsel and corporate secretary of the Company since October 22, 2014. Mr. Smith most recently served as Vice President-Hospitality and Vice President and Associate General Counsel at Goldman Sachs & Co.  Prior to that, he spent ten years at Crescent Real Estate Equities, Ltd. where he held several positions, most recently Senior Vice President and General Counsel.

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

3. EXHIBITS

See Exhibit Index on page 50 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO. (Registrant)

March 1, 2016	By:	/S/ JOHN P. ALBRIGHT
John P. Albright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 1, 2016	President and Chief Executive Officer (Principal Executive Officer), and Director	/S/ JOHN P. ALBRIGHT

March 1, 2016	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/S/ MARK E. PATTEN

March 1, 2016	Chairman of the Board, Director	/S/ JEFFRY B. FUQUA

March 1, 2016	Director	/S/ JOHN J. ALLEN

March 1, 2016	Director	/S/ WILLIAM L. OLIVARI

March 1, 2016	Director	/S/ HOWARD C. SERKIN

March 1, 2016	Director	/S/ A. CHESTER SKINNER, III

March 1, 2016	Director	/S/ THOMAS P. WARLOW, III

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2015

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

(4.1)

Indenture related to the 4.50% Convertible Senior Notes due 2020, dated as of March 11, 2015, among Consolidated-Tomoka Land Co. and U.S. Bank National Association as trustee, filed as Exhibit 4.1 with the registrant’s current report on Form 8-K on March 12, 2015, and incorporated herein by reference.

(4.2)	Form of 4.50% Convertible Senior Notes due 2020, included with Exhibit 4.1 with the registrant’s current report on Form 8-K on March 12, 2015, and incorporated herein by reference.

10	Material Contracts:

(10.1)

The Consolidated-Tomoka Land Co. 2001 Stock Option Plan, effective April 25, 2001, filed with the registrant’s Registration Statement on Form S-8 filed on June 20, 2001, and incorporated herein by reference (File No. 333-63400).

(10.2)

Lease Agreement dated August 28, 1997, between the City of Daytona Beach and Indigo International Inc., a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(10.3)

Lease Amendment dated July 25, 2012, between the City of Daytona Beach and Indigo International LLC, a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed as Exhibit 10.1 to this registrant’s current report on Form 8-K filed July 26, 2012, and incorporated by reference.

(10.4)

Development Agreement dated August 18, 1997, between the City of Daytona Beach and Indigo International Inc., a wholly owned subsidiary of Consolidated-Tomoka Land Co., filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

*(10.5)

Form of Stock Option and SAR Agreement under the Consolidated-Tomoka Land Co. 2001 Stock Option Plan filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

*(10.6)

Consolidated-Tomoka Land Co. Amended and Restated 2010 Equity Incentive Plan, filed as Appendix A to the registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders, filed March 22, 2013, and incorporated herein by reference.

*(10.7)

Form of Restricted Share Award Agreement under the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan, filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

*(10.8)

Consolidated-Tomoka Land Co. Annual Cash Bonus Plan, amended and adopted July 22, 2015, filed as Exhibit 10.1 to the registrant’s current report on Form 8-K on July 28, 2015, and incorporated herein by reference.

*(10.9)

Employment Agreement between Consolidated-Tomoka Land Co. and John P. Albright entered into June 30, 2011, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 6, 2011, and incorporated herein by reference.

*(10.10)

Nonqualified Stock Option Award Agreement between Consolidated-Tomoka Land Co. and John P. Albright, dated August 1, 2011, filed as Exhibit 10.2 to the registrant’s Current report on Form 8-K filed July 6, 2011, and incorporated herein by reference.

*(10.11)

Restricted Share Award Agreement between Consolidated-Tomoka Land Co. and John P. Albright, dated August 1, 2011, filed as Exhibit 10.3 to the registrant’s current report Form 8-K filed July 6, 2011, and incorporated herein by reference.

*(10.12)

Employment Agreement between Consolidated-Tomoka Land Co. and Mark E. Patten entered into April 16, 2012, filed at Exhibit 10.1 to the registrant’s current report on Form 8-K filed April 16, 2012, and incorporated herein by reference.

*(10.13)

Nonqualified Stock Option Award Agreement between Consolidated-Tomoka Land Co. and Mark E. Patten, dated April 16, 2012, filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed April 16, 2012, and incorporated by reference.

*(10.14)

Restricted Share Award Agreement between Consolidated-Tomoka Land Co. and Mark E. Patten, dated April 16, 2012, filed as Exhibit 10.3 to registrant’s current report Form 8-K filed April 16, 2012, and incorporated herein by reference.

*(10.15)

Separation Agreement between Bruce W. Teeters and Consolidated-Tomoka Land Co., dated April 19, 2012, filed as Exhibit 10.1 to the registrant’s current report Form 8-K filed April 19, 2012, and incorporated herein by reference.

(10.16)

Credit Agreement between Consolidated-Tomoka Land Co. and Bank of Montreal dated February 27, 2012, filed as Exhibit 10.1 to the registrant’s current report Form 8K filed March 1, 2012, and incorporated by reference.

(10.17)

Loan Agreement between Bluebird Metrowest Orlando LLC and UBS Real Estate Securities, Inc. dated February 22, 2013, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(10.18)

Loan Agreement between Consolidated-Tomoka Land Co. and affiliates of Consolidated-Tomoka Land Co. set forth therein, as borrowers, and Bank of America, N.A. dated March 8, 2013, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(10.19)

Amendment to the Credit Agreement between Consolidated-Tomoka Land Co. and Bank of Montreal dated March 29, 2013, filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(10.20)

Amendment to the Credit Agreement between Consolidated-Tomoka Land Co. and Bank of Montreal dated August 1, 2014, filed with the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, and incorporated herein by reference.

(10.21)

Loan Agreement between the Company and the affiliates of the Company set forth therein, as borrowers, and Wells Fargo Bank, National Association dated September 30, 2014, filed with the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, and incorporated herein by reference.

*(10.22)

Employment Agreement between Consolidated-Tomoka Land Co. and Daniel E. Smith entered into October 22, 2014, filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference..

(10.23)

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

(21)	Subsidiaries of the Registrant.

(23.1)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	- Management Contract or Compensatory Plan or Arrangement

CONSOLIDATED-TOMOKA LAND CO.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Consolidated-Tomoka Land Co.:

We have audited the accompanying consolidated balance sheets of Consolidated-Tomoka Land Co. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2016 expressed an unqualified opinion on the effectiveness of Consolidated-Tomoka Land Co. and subsidiaries’ internal control over financial reporting.

/s/ Grant Thornton LLP

Jacksonville, Florida

March 1, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Consolidated-Tomoka Land Co.:

We have audited the internal control over financial reporting of Consolidated Tomoka Land Co. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 1, 2016 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Jacksonville, Florida

March 1, 2016

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Property, Plant, and Equipment:
Income Properties, Land, Buildings, and Improvements	$268,970,875	$191,634,698
Golf Buildings, Improvements, and Equipment	3,432,681	3,323,177
Other Furnishings and Equipment	1,044,139	1,008,150
Construction in Progress	50,610	—
Total Property, Plant, and Equipment	273,498,305	195,966,025
Less, Accumulated Depreciation and Amortization	(16,242,277)	(15,177,102)
Property, Plant, and Equipment—Net	257,256,028	180,788,923
Land and Development Costs ($11,329,574 Related to Consolidated VIE as of December 31, 2015)	53,406,020	38,071,264
Intangible Lease Assets—Net	20,087,151	10,352,123
Impact Fee and Mitigation Credits	4,554,227	5,195,764
Commercial Loan Investments	38,331,956	30,208,074
Cash and Cash Equivalents	4,060,677	1,881,195
Restricted Cash	14,060,523	4,440,098
Investment Securities	5,703,767	821,436
Refundable Income Taxes	858,471	267,280
Other Assets	7,697,693	4,566,291
Total Assets	$406,016,513	$276,592,448
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,934,417	$859,225
Accrued and Other Liabilities	8,867,919	5,401,509
Deferred Revenue	14,724,610	2,718,543
Intangible Lease Liabilities - Net	31,979,559	669,693
Accrued Stock-Based Compensation	135,554	560,326
Deferred Income Taxes—Net	39,526,406	34,038,442
Long-Term Debt	168,459,722	103,940,011
Total Liabilities	265,628,187	148,187,749
Commitments and Contingencies - See Note 19
Shareholders’ Equity:
Consolidated-Tomoka Land Co. Shareholders' Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 6,068,310 shares issued and 5,908,437 shares outstanding at December 31, 2015; 5,922,130 shares issued and 5,881,660 shares outstanding at December 31, 2014	5,901,510	5,862,063
Treasury Stock – 159,873 shares at December 31, 2015; 40,470 shares at December 31, 2014	(7,866,410)	(1,381,566)
Additional Paid-In Capital	16,991,257	11,289,846
Retained Earnings	120,444,002	112,561,115
Accumulated Other Comprehensive Income (Loss)	(688,971)	73,241
Total Consolidated-Tomoka Land Co. Shareholders' Equity	134,781,388	128,404,699
Noncontrolling Interest in Consolidated VIE	5,606,938	—
Total Shareholders’ Equity	140,388,326	128,404,699
Total Liabilities and Shareholders’ Equity	$406,016,513	$276,592,448

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Revenues
Income Properties	$19,041,111	$14,969,647	$12,828,214
Interest Income from Commercial Loan Investments	2,691,385	2,190,924	1,712,913
Real Estate Operations	15,942,894	13,492,734	6,177,496
Golf Operations	5,243,485	5,125,501	5,074,898
Agriculture and Other Income	78,805	277,831	276,309
Total Revenues	42,997,680	36,056,637	26,069,830
Direct Cost of Revenues
Income Properties	(3,655,935)	(1,954,534)	(1,333,974)
Real Estate Operations	(4,292,524)	(4,862,289)	(3,885,887)
Golf Operations	(5,593,085)	(5,530,743)	(5,487,075)
Agriculture and Other Income	(226,554)	(189,304)	(148,360)
Total Direct Cost of Revenues	(13,768,098)	(12,536,870)	(10,855,296)
General and Administrative Expenses	(8,753,779)	(7,017,236)	(5,433,562)
Impairment Charges	(510,041)	(421,040)	(616,278)
Depreciation and Amortization	(5,212,897)	(3,490,485)	(2,885,317)
Gain on Disposition of Assets	5,516,444	1,500	—
Total Operating Expenses	(22,728,371)	(23,464,131)	(19,790,453)
Operating Income	20,269,309	12,592,506	6,279,377
Investment Income	208,879	61,736	405
Interest Expense	(6,919,767)	(2,439,561)	(1,826,564)
Income from Continuing Operations Before Income Tax Expense	13,558,421	10,214,681	4,453,218
Income Tax Expense	(5,269,104)	(3,830,863)	(1,891,680)
Income from Continuing Operations	8,289,317	6,383,818	2,561,538
Income from Discontinued Operations (Net of Tax) - see Note 3	—	—	1,121,709
Net Income	8,289,317	6,383,818	3,683,247
Less: Net Loss Attributable to Noncontrolling Interest in Consolidated VIE	57,849	—	—
Net Income Attributable to Consolidated-Tomoka Land Co.	$8,347,166	$6,383,818	$3,683,247

Per Share Information- See Note 10:
Basic
Net Income from Continuing Operations Attributable to Consolidated-Tomoka Land Co.	$1.44	$1.11	$0.44
Net Income from Discontinued Operations Attributable to Consolidated-Tomoka Land Co. (Net of Tax)	-	-	0.20
Net Income Attributable to Consolidated-Tomoka Land Co.	$1.44	$1.11	$0.64

Diluted
Net Income from Continuing Operations Attributable to Consolidated-Tomoka Land Co.	$1.43	$1.10	$0.44
Net Income from Discontinued Operations Attributable to Consolidated-Tomoka Land Co. (Net of Tax)	-	-	0.20
Net Income Attributable to Consolidated-Tomoka Land Co.	$1.43	$1.10	$0.64

Dividends Declared and Paid	$0.08	$0.07	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net Income Attributable to Consolidated-Tomoka Land Co.	$8,347,166	$6,383,818	$3,683,247
Other Comprehensive Income (Loss)
Pension Actuarial Net Gain (Loss) (Net of Tax of $-0-, $147,878, and $629,200, respectively)	—	235,462	1,002,018
Realized Gain on Investment Securities Sold (Net of Tax of $61,738, $-0-, and $-0-, respectively)	(101,451)	—	—
Unrealized Gain (Loss) on Available-for-Sale Investment Securities (Net of Tax of $414,962, $44,022, and $-0-, respectively)	(660,761)	73,241	—
Total Other Comprehensive Income (Loss), Net of Tax	(762,212)	308,703	1,002,018
Total Comprehensive Income	$7,584,954	$6,692,521	$4,685,265

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Consolidated-Tomoka Land Co. Shareholders
	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Consolidated-Tomoka Land Co. Shareholders’ Equity	Noncontrolling Interest in Consolidated VIE	Total Shareholders' Equity
Balance January 1, 2013	$5,726,136	$(453,654)	$6,939,023	$103,242,643	$(1,237,480)	$114,216,668	$—	$114,216,668
Net Income	—	—	—	3,683,247	—	3,683,247	—	3,683,247
Exercise of Stock Options	22,556	—	677,567	—	—	700,123	—	700,123
Vested Restricted Stock	18,500	—	101,032	—	—	119,532	—	119,532
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	792,354	—	—	792,354	—	792,354
Cash Dividends ($0.06 per share)	—	—	—	(344,585)	—	(344,585)	—	(344,585)
Other Comprehensive Loss, Net of Tax	—	—	—	—	1,002,018	1,002,018	—	1,002,018
Balance December 31, 2013	5,767,192	(453,654)	8,509,976	106,581,305	(235,462)	120,169,357	—	120,169,357
Net Income	—	—	—	6,383,818	—	6,383,818	—	6,383,818
Stock Repurchase	—	(927,912)	—	—	—	(927,912)	—	(927,912)
Exercise of Stock Options	38,235	—	1,522,104	—	—	1,560,339	—	1,560,339
Vested Restricted Stock	56,500	—	630,854	—	—	687,354	—	687,354
Stock Issuance	136	—	6,106	—	—	6,242	—	6,242
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	620,806	—	—	620,806	—	620,806
Cash Dividends ($0.07 per share)	—	—	—	(404,008)	—	(404,008)	—	(404,008)
Other Comprehensive Loss, Net of Tax	—	—	—	—	308,703	308,703	—	308,703
Balance December 31, 2014	5,862,063	(1,381,566)	11,289,846	112,561,115	73,241	128,404,699	—	128,404,699
Net Income	—	—	—	8,347,166	—	8,347,166	(57,849)	8,289,317
Contributions from Noncontrolling Interest in Consolidated VIE	—	—	—	—	—	—	5,664,787	5,664,787
Stock Repurchase	—	(6,484,844)	—	—	—	(6,484,844)	—	(6,484,844)
Equity Component of Convertible Debt	—	—	2,130,002	—	—	2,130,002	—	2,130,002
Exercise of Stock Options	33,455	—	1,062,405	—	—	1,095,860	—	1,095,860
Vested Restricted Stock	5,348	—	(25,509)	—	—	(20,161)	—	(20,161)
Stock Issuance	644	—	34,258	—	—	34,902	—	34,902
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	2,500,255	—	—	2,500,255	—	2,500,255
Cash Dividends ($0.08 per share)	—	—	—	(464,279)	—	(464,279)	—	(464,279)
Other Comprehensive Loss, Net of Tax	—	—	—	—	(762,212)	(762,212)	—	(762,212)
Balance December 31, 2015	$5,901,510	$(7,866,410)	$16,991,257	$120,444,002	$(688,971)	$134,781,388	$5,606,938	$140,388,326

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Cash Flow from Operating Activities:
Net Income	$8,289,317	$6,383,818	$3,683,247
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	5,212,897	3,490,485	2,974,587
Amortization of Intangible Liabilities to Income Property Revenue	(158,599)	—	—
Loan Cost Amortization	365,860	256,332	202,500
Amortization of Discount on Convertible Debt	852,368	—	—
Amortization of Discount on Debt Securities within Investment Securities	(6,555)	—	—
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	(5,516,444)	—	(1,242,295)
Loss (Gain) on Disposition of Assets Held for Sale	-	(1,500)	26,367
Impairment Charges	510,041	421,040	616,278
Discount Accretion on Commercial Loan Investments	—	(649,658)	(1,403,842)
Accretion of Commercial Loan Origination Fees	(74,781)	(20,326)	-
Amortization of Fees on Acquisition of Commercial Loan Investments	3,618	29,711	60,805
Realized Gain on Investment Securities	(163,189)	(4,835)	—
Impairment Charge on Investment Securities	59,553	—	—
Deferred Income Taxes	4,627,019	1,677,814	194,563
Non-Cash Compensation	2,186,408	1,271,924	901,447
Decrease (Increase) in Assets:
Refundable Income Taxes	(591,191)	(267,280)	239,720
Land and Development Costs	(4,005,182)	563,165	3,463,333
Impact Fees and Mitigation Credits	641,537	885,669	231,986
Net Pension Asset	—	407,670	—
Other Assets	(3,497,262)	(2,110,730)	(912,225)
Increase (Decrease) in Liabilities:
Accounts Payable	1,075,192	(13,106)	431,790
Accrued and Other Liabilities	3,373,508	674,700	(800,235)
Deferred Revenue	12,006,067	(625,808)	2,493,400
Net Pension Obligation	—	—	(1,317,683)
Income Taxes Payable	—	(1,044,061)	1,044,061
Net Cash Provided By Operating Activities	25,190,182	11,325,024	10,887,804
Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities	(2,398,915)	(1,959,673)	(9,442,758)
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities through Business Combinations	(76,034,452)	(42,166,499)	(31,346,080)
Acquisition of Commercial Loan Investments	(15,253,628)	(30,187,748)	(17,658,204)
Acquisition of Land	(5,664,787)	—	—
Increase in Restricted Cash	(9,620,425)	(4,073,453)	(366,645)
Proceeds from Sale of Investment Securities	4,751,987	30,476	—
Proceeds from Sale of Put Options	92,902	—	—
Acquisition of Investment Securities	(10,763,038)	—	(729,814)
Proceeds from Disposition of Property, Plant, and Equipment	23,493,205	3,219,025	14,335,817
Proceeds from Disposition of Assets Held for Sale	—	—	3,407,133
Principal Payments Received on Commercial Loan Investments	7,200,909	19,465,000	95,000
Net Cash Used In Investing Activities	(84,196,242)	(55,672,872)	(41,705,551)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	137,675,000	91,775,000	87,750,000
Payments on Long-Term Debt	(70,540,011)	(51,062,021)	(53,649,817)
Cash Proceeds from Exercise of Stock Options	1,019,837	1,228,118	591,890
Cash Used to Purchase Common Stock	(6,484,844)	(927,912)	—
Cash From (Used For) Excess Tax Benefit (Expense) from Vesting of Restricted Stock	(20,161)	687,354	101,032
Dividends Paid	(464,279)	(404,008)	(344,585)
Net Cash Provided By Financing Activities	61,185,542	41,296,531	34,448,520
Net Increase (Decrease) in Cash	2,179,482	(3,051,317)	3,630,773
Cash, Beginning of Year	1,881,195	4,932,512	1,301,739
Cash, End of Period	$4,060,677	$1,881,195	$4,932,512

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Disclosure of Cash Flows:

Total interest paid during the years ended December 31, 2015, 2014, and 2013 was approximately $4.7 million, $2.1 million, and $1.6 million respectively. Interest paid included capitalized interest of approximately $11,000 and $8,000 during the years ended December 31, 2014 and 2013, respectively, with no interest capitalized during the year ended December 31, 2015.

Income taxes totaling approximately $1.2 million, $3.0 million, and $1.6 million were paid during the years ended December 31, 2015, 2014, and 2013, respectively.

During the year ended December 31, 2015, in connection with the issuance of the Company’s $75.0 million convertible senior notes due 2020, approximately $2.1 million of the issuance was allocated to the equity component for the conversion option. This non-cash allocation was reflected on the consolidated balance sheet as a decrease in long-term debt of approximately $3.4 and an increase in deferred income taxes of approximately $1.3 million.

During the year ended December 31, 2015, the Company acquired an interest in approximately six acres of vacant beachfront property in Daytona Beach, Florida through a real estate venture with an unaffiliated third party institutional investor for approximately $5.7 million. The approximate $5.7 million contribution by the third party was reflected as a non-cash increase in Land and Development Costs and Shareholders’ Equity attributable to the Noncontrolling Interest in Consolidated VIE in the accompanying consolidated balance sheet.

During the year ended December 31, 2015, the Company accrued approximately $1.7 million for an obligation representing the low end of the estimated range of possible wetlands restoration costs on approximately 100 acres. This non-cash accrual was reflected on the consolidated balance sheet as an increase in the Land and Development Costs and an increase in Accrued and Other Liabilities.

The Company sold investment securities resulting in net realized gains of approximately $163,000 and $5,000 during the years ended December 31, 2015 and 2014, respectively. No investment securities were sold during the year ended December 31, 2013.

During the year ended December 31, 2015, the Company received a 50% interest in the subsurface rights of approximately 1,400 acres in Lee County, Florida, valued at approximately $68,000. This non-cash transaction was reflected on the consolidated balance sheet as an increase in Land and Development Costs and on the consolidated statement of income as an increase in revenue from real estate operations.

During the year ended December 31, 2015, non-cash compensation includes a reduction in the value of accrued stock-based compensation of approximately $314,000. This portion of non-cash compensation was reflected on the consolidated balance sheet as a decrease in accrued stock-based compensation and on the consolidated income statement as a decrease in general and administrative expenses.

During the year ended December 31, 2013, the Company settled a certain legal proceeding resulting in a non-cash conveyance of certain acreage in the amount of approximately $703,000. This non-cash transaction was reflected on the balance sheet as a decrease in land and development costs and accrued liabilities.

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014, and 2013

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own and manage forty commercial real estate properties in ten states in the U.S. As of December 31, 2015, we owned thirty-two single-tenant and eight multi-tenant income-producing properties with approximately 1,700,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,500 acres. As of December 31, 2015, we had four commercial loan investments including one fixed-rate and one variable-rate mezzanine commercial mortgage loan, a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan, and a variable-rate first mortgage loan. Our golf operations consist of the LPGA International golf club, which is managed by a third party. We also lease some of our land for twenty-one billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

STRATEGIC ALTERNATIVES

On February 9, 2016, the Company announced that a special committee of independent directors (the “Special Committee”), formed by the Company’s Board of Directors (the “Board”) for the purpose of exploring strategic alternatives to further enhance shareholder value, has engaged Deutsche Bank Securities Inc. (“Deutsche Bank”) as independent advisor to the Special Committee.

As previously announced, the Company had received a shareholder proposal  to be voted upon by the Company’s shareholders at the 2016 annual meeting, requesting that the Board engage an independent advisor to evaluate a sale of the Company or the orderly liquidation of its assets (the “Shareholder Proposal”).  In November 2015, the Board decided to initiate the process called for by the Shareholder Proposal in advance of the Shareholder Proposal being voted upon by shareholders at the Company’s annual meeting scheduled for April 2016, and solicited proposals from a number of financial advisory firms to advise the Company as to its options for maximizing shareholder value, including the options of sale of the Company, sale of assets or continued pursuit of the Company’s business plan. After thorough consideration of the proposals from the financial advisory firms, the Special Committee engaged Deutsche Bank for the purpose of exploring the aforementioned strategic alternatives.

The Special Committee is proceeding in a diligent and orderly manner, but has not set a definitive timetable for completion of this process. There can be no assurance that this review process will result in a sale transaction or other strategic alternative of any kind, or, if such sale transaction or strategic alternative occurs, the year in which the transaction would take place. The Company does not intend to disclose developments or provide updates on the progress or status of this process unless and until it deems further disclosure to be appropriate or required.

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

Because of the fluctuating market conditions that currently exist in the Florida and national real estate markets, and the volatility and uncertainty in the financial and credit markets, it is possible that the estimates and assumptions, most notably those related to the Company’s investment in income properties and commercial loans, could change materially during the time span associated with the continued volatility of the real estate and financial markets or as a result of a significant dislocation in those markets.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having maturities at acquisition date of 90 days or less. The Company’s bank balances as of December 31, 2015 include certain amounts over the Federal Deposit Insurance Corporation limits.

RESTRICTED CASH

Restricted cash totaled approximately $14.1 million at December 31, 2015 of which approximately $12.5 million of cash is being held in escrow from the sales of an income property, real estate, and surface entry rights to be reinvested through the like-kind exchange structure into another income property, approximately $133,000 is being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013, approximately $781,000 is being held in three separate escrow accounts related to three separate land transactions of which one closed in December 2013 and two closed in December 2015, approximately $14,000 is being held in by the consolidated variable interest entity in which the Company is the primary beneficiary, and approximately $609,000 is being held in a reserve primarily for certain required tenant improvements for the Lowes in Katy, Texas.

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

Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in investment income in the consolidated statements of operations. With respect to debt securities, when the fair value of a debt security classified as available-for-sale is less than its cost, management assesses whether or not: (i) it has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions are met, the Company must recognize an other-than-temporary impairment through earnings for the differences between the debt security’s cost basis and its fair value, and such amount is included in investment income in the consolidated statements of operations. There were no other-than-temporary impairments during the year ended December 31, 2014. As of and for the year ended December 31, 2015, an other-than-temporary impairment was deemed to exist on a portion of the Company’s equity securities resulting in an impairment charge of approximately $60,000 which is included as a reduction in investment income in the consolidated statements of operations.

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

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative instruments are classified as either assets or liabilities in the consolidated balance sheets at fair value. There were no derivatives outstanding as of December 31, 2015. The derivatives outstanding as of September 30, 2015 were exercised during the quarter and year ended December 31, 2015. These derivatives were not designated as hedging instruments and, accordingly, the changes in fair value (i.e. gains or losses) are recorded in the consolidated statements of operations through investment income. The fair value of the Company’s derivatives not designated as hedging instruments are measured quarterly, on a recurring basis, using Level 2 inputs. The Company’s derivatives exercised during the year ended December 31, 2015 were for put options sold related to common stock investments included in the investment securities asset category (see Note 6 Investment Securities). The liability for the fair market value of the put options sold was included on the consolidated balance sheet in accrued and other liabilities prior to their execution. The Company had no derivatives outstanding as of December 31, 2014.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable at December 31, 2015 and 2014, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s investments in commercial loans approximates fair value at December 31, 2015 and 2014, since the floating and fixed rates of the loans reasonably approximates current rates for notes with similar risks and maturities. The carrying amount of the Company’s long-term debt approximates fair value at December 31, 2015 and 2014, since the floating rate of our credit facility and the fixed rates of our secured financings and convertible debt reasonably approximate current market rates for notes with similar risks and maturities.

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

CLASSIFICATION OF COMMERCIAL LOAN INVESTMENTS

Loans held for investment are stated at the principal amount outstanding and include the unamortized deferred loan fees offset by any unaccreted purchase discounts and origination fees, if applicable, in accordance with U.S. generally accepted accounting principles (“GAAP”).

COMMERCIAL LOAN INVESTMENT IMPAIRMENT

The Company’s commercial loans are held for investment. For each loan, the Company evaluates the performance of the collateral property and the financial and operating capabilities of the borrower/guarantor, in part, to assess whether any deterioration in the credit has occurred and for possible impairment of the loan. Impairment would reflect the Company’s determination that it is probable that all amounts due according to the contractual terms of the loan would not be collected. Impairment is measured based on the present value of the expected future cash flows from the loan discounted at the effective rate of the loan or the fair value of the collateral. Upon measurement of impairment, the Company would record an allowance to reduce the carrying value of the loan with a corresponding recognition of loss in the results of operations. Significant exercise of judgment is required in determining impairment, including assumptions regarding the estimate of expected future cash flows, collectability of the loan, the value of the underlying collateral and other provisions including guarantees. The Company has determined that, as of December 31, 2015 and 2014, no allowance for impairment was required.

RECOGNITION OF INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income on commercial loan investments includes interest payments made by the borrower and the accretion of purchase discounts and loan origination fees, offset by the amortization of loan costs. Interest payments are accrued based on the actual coupon rate and the outstanding principal balance and purchase discounts and loan origination fees are accreted into income using the effective yield method, adjusted for prepayments.

IMPACT FEES AND MITIGATION CREDITS

Impact fees and mitigation credits are stated at historical cost. As these assets are sold, the related revenues and cost basis are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ACCOUNTS RECEIVABLE

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of tenant reimbursable expenses and receivables due to the recognition of lease income on a straight-line basis. Receivables related to the tenant reimbursable expenses totaled approximately $831,000 and $412,000 as of December 31, 2015 and 2014, respectively. Receivables due to the recognition of lease income on a straight-line basis totaled approximately $1.8 million and $1.3 million as of December 31, 2015 and 2014, respectively.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled approximately $1.3 million as of December 31, 2015 with no receivables existing as of December 31, 2014. The accounts receivable as of December 31, 2015 are related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with three land sale transactions that closed during the fourth quarter of 2015.

Trade accounts receivable primarily consist of receivables related to golf operations, which are classified in other assets on the consolidated balance sheets. Trade accounts receivable related to golf operations, which primarily consist of membership and event receivables, totaled approximately $253,000 and $261,000 as of December 31, 2015 and 2014, respectively.

The collectability of the aforementioned receivables is determined based on a review of specifically identified accounts using judgments. As of December 31, 2015 and 2014, no allowance for doubtful accounts was required.

PURCHASE ACOUNTING FOR ACQUISITIONS OF REAL ESTATE SUBJECT TO A LEASE

In accordance with the Financial Accounting Standards Board (“FASB”) guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. The Company has determined that income property purchases with a pre-existing lease at the time of acquisition qualify as a business combination, in which case acquisition costs are expensed in the period the transaction closes. For income property purchases in which a new lease is originated at the time of acquisition, the Company has determined that these asset purchases are outside the scope of the business combination standards and accordingly, the acquisition costs are capitalized with the purchase.

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on the determination of the fair values of these assets.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease, including the probability of renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless the Company believes that it is likely that the tenant will renew the option whereby the Company amortizes the value attributable to the renewal over the renewal period.

The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. The value of tenant relationships is reviewed on individual transactions to determine if future value was derived from the acquisition.

LAND AND DEVELOPMENT COSTS

The carrying value of land and development includes the initial acquisition costs of land, improvements thereto, and other costs incidental to the acquisition or development of land. Subsurface interests and capitalized costs relating to timber and hay operations are also included in land and development costs. These costs are allocated to properties on a relative sales value basis and are charged to costs of sales as specific properties are sold. Due to the nature of the business, land and development costs have been classified as an operating activity on the consolidated statements of cash flows.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. The amount of depreciation and amortization of property, plant, and equipment, exclusive of amortization related to intangible assets, recognized for the years ended December 31, 2015, 2014, and 2013, was approximately $3.5 million, $2.7 million, and $2.3 million respectively. Interest of approximately $11,000 and $8,000 was capitalized to construction in progress during 2014 and 2013, respectively with no interest capitalized in 2015.

The range of estimated useful lives for property, plant, and equipment is as follows:

Golf Buildings and Improvements	10-43 Years
Golf Equipment	3-10 Years
Income Properties Buildings and Improvements	30-55 Years
Other Furnishings and Equipment	3-25 Years
Agriculture Equipment	5-10 Years

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

INCOME PROPERTY LEASES

The rental of the Company’s income properties are classified as operating leases. The Company recognizes lease income on these properties on a straight-line basis over the term of the lease.

OPERATING LEASE EXPENSE

The Company leases property and equipment, which are classified as operating leases. The Company recognizes lease expense on a straight-line basis over the term of the lease.

GOLF OPERATIONS

The Company operates two 18-hole golf courses, a clubhouse facility, including food and beverage operations, and a fitness center. Revenues from this operation, including greens fees, cart rentals, merchandise, and food and beverage sales, are recognized at the time of sale. Initiation fees and membership dues are recognized over the life of the membership, which is generally twelve months.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At the Annual Meeting of Shareholders of the Company held on April 28, 2010, the Company’s shareholders approved the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan replaced the Company’s 2001 Plan. At the Annual Meeting of Shareholders of the Company held on April 24, 2013, the Company’s shareholders approved an amendment to the 2010 Plan which among other things incorporated claw back provisions and clarified language regarding the shares available subsequent to forfeiture of any awards of restricted shares. At the Annual Meeting of Shareholders of the Company held on April 23, 2014, the Company’s shareholders approved an amendment to the 2010 Plan increasing the number of shares authorized for issuance by 240,000 shares bringing the total number of shares authorized for issuance to 450,000.  Awards under the 2010 Plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and performance units. Employees of the Company and its subsidiaries and non-employee directors may be selected by the Compensation Committee to receive awards under the 2010 Plan. The maximum number of shares of which stock awards may be granted under the 2010 Plan is 450,000 shares. No participant may receive awards during any one calendar year representing more than 50,000 shares of common stock. In no event will the number of shares of common stock issued under the plan upon the exercise of incentive stock options exceed 450,000 shares. These limits are subject to adjustments by the Compensation Committee as provided in the 2010 Plan for stock splits, stock dividends, recapitalizations, and other similar transactions or events. The 2010 Plan will terminate on the tenth anniversary of the date that it was adopted by the Board, and no awards will be granted under the plan after that date.

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

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Nearly 43% of the Company’s income property portfolio and all of the land holdings, golf operations, agriculture operations, and subsurface interests are in the State of Florida. Uncertainty of the duration of a prolonged real estate and economic downturn could have an adverse impact on the Company’s real estate values.

Due to the continuing diversification of our income property tenant mix and the addition of new revenue sources including the interest income from commercial loan investments, on a revenue basis, none of the Company’s income property tenants individually accounted for more than 10% of consolidated revenues during the years ended December 31, 2015, 2014, or 2013.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU 2014-09, which amends its guidance on the recognition and reporting of revenue from contracts with customers. The amendments in this update are effective for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its consolidated financial statements. The Company plans to implement ASU 2014-09 effective January 1, 2019.

In February 2015, the FASB issued ASU 2015-02, which amends the consolidation guidance. The amendments in this update are effective for annual reporting periods beginning after December 15, 2015. The Company evaluated certain aspects of ASU 2015-02 in connection with the variable interest entity for which the Company determined it has a controlling financial interest and is the primary beneficiary as of December 31, 2015. The Company has adopted ASU 2015-02 effective January 1, 2016 and there was no material impact.

In April 2015, the FASB issued ASU 2015-03, related to simplifying the presentation of debt issuance costs. The amendments in this update are effective for annual reporting periods beginning after December 15, 2015. The amendment requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the debt liability, whereas previously, debt issuance costs were presented as a deferred charge in the asset section of the balance sheet. The Company has adopted ASU 2015-03 effective January 1, 2016. The amount of unamortized debt issuance costs to be included as a direct deduction from the carrying amount of the debt liability is approximately $1.7 million as of January 1, 2016.

In January 2016, the FASB Issued ASU 2016-01, relating to the recognition and measurement of financial assets and financial liabilities. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its consolidated financial statements. The Company plans to implement ASU 2016-01 effective January 1, 2018.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECLASSIFICATIONS

Certain items in the prior period’s consolidated balance sheet and statements of operations have been reclassified to conform to the presentation as of and for the year ended December 31, 2015. Specifically, land, timber, and subsurface interests were previously stated as a separate line item within property, plant, and equipment and accumulated depreciation on the consolidated balance sheets, and are now included with land and development costs as all of the costs are related to the Company’s land portfolio of over 10,500 acres. The amount reclassified to land and development costs was approximately $14.9 million as of December 31, 2014. Also, the finalization of independent third-party purchase price allocations performed during 2015 related to three 2014 income property acquisitions resulted in a revised allocation between income properties, land, buildings, and improvements, intangible lease assets, and intangible lease liabilities. As of December 31, 2014, the reclassifications made relating to the purchase price allocations were to increase intangible assets by approximately $3.0 million, decrease income properties, land, buildings, and improvements by approximately $2.3 million, and increase intangible lease liabilities by approximately $670,000. In addition, revenue and cost of sales related to impact fees sold were previously reported net in the consolidated statements of operations. Current presentation reports the revenues and cost basis of impact fees sold as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations. The increase in revenues and the direct costs of revenues was approximately $537,000 and $232,000 for the years ended December 31, 2014 and 2013 respectively. These reclassifications had an immaterial effect on total assets as of December 31, 2014 and no effect on net income as of and for the years ended December 31, 2014 and 2013.

NOTE 2.	INCOME PROPERTIES

2015 Activity. During the year ended December 31, 2015, the Company acquired four income properties, two single-tenant, one multi-tenant, and one vacant outparcel adjacent to one of our multi-tenant properties, at an aggregate acquisition cost of approximately $76.5 million, for an aggregate purchase price of approximately $76.4 million. Based on the finalization of independent third-party purchase price allocation valuations completed during 2015, of the total acquisition cost, approximately $17.1 million was allocated to land, approximately $78.9 million was allocated to buildings and improvements, approximately $12.1 million was allocated to intangible assets pertaining to the in-place lease value and above-market lease value, and approximately $31.6 million was allocated to intangible liabilities pertaining to the below-market lease value. The weighted average amortization period for the intangible assets and liabilities was approximately 15.7 years at the time of acquisition.

The income properties acquired during the year ended December 31, 2015 include the following:

•

On November 18, 2015, the Company acquired an approximately 450,000 square-foot, Class A single-tenant office complex in Raleigh, North Carolina at a purchase price of $42.3 million. The three building property is situated on approximately 40 acres and is 100% leased to Wells Fargo Bank N.A. (“Wells Fargo”) under a triple-net lease with a remaining term of approximately 9 years. The rent on the lease with Wells Fargo is below-market resulting in an intangible liability of approximately $31.6 million as part of the allocation of the purchase price.

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

NOTE 2.	INCOME PROPERTIES (continued)

Assuming the 2015 acquisitions occurred on January 1, 2015, 2014, and 2013, respectively, our pro-forma results would have approximated the following:

	Year ended December 31,
	2015	2014	2013
Total Revenues (1)	$50.5	$46.3	$36.3
Net Income (1)	$10.1	$8.7	$6.0
Diluted EPS	$1.72	$1.51	$1.05

(1) In Millions

Six single-tenant income properties were sold during the year ended December 31, 2015 as follows:

•

On December 22, 2015, the Company sold its interest in a 10,908 square-foot building, located in Melbourne, Florida, which was under lease to Holiday CVS L.L.C., a wholly-owned subsidiary of CVS Health (“CVS”), with a remaining lease term of 10.3 years, for a sales price of approximately $3.2 million, generating a pre-tax gain of approximately $785,000, or approximately $0.08 per share, after tax.

•

On November 20, 2015, the Company sold its interest in a 13,813 square-foot building, located in Vero Beach, Florida, which was under lease to CVS, with a remaining lease term of 8.3 years, for a sales price of approximately $5.4 million, generating a pre-tax gain of approximately $950,000, or approximately $0.10 per share, after tax.

•

On September 28, 2015, the Company sold its interest in a 13,824 square-foot building, located in Clermont, Florida, which was under lease CVS, with a remaining lease term of 7.1 years, for a sales price of $4.2 million, generating a pre-tax gain of approximately $1.6 million, or approximately $0.17 per share, after tax.

•

On September 30, 2015, the Company sold its interest in an 11,900 square-foot building, located in Sanford, Florida, which was under lease to CVS, with a remaining lease term of 5.1 years, for a sales price of approximately $5.2 million, generating a pre-tax gain of approximately $2.2 million, or approximately $0.23 per share, after tax.

•

On April 17, 2015, the Company sold its interest in two 13,813 square-foot buildings, located in Sanford and Sebastian, Florida, which were both under lease to CVS, but had been vacated by the tenant in a previous year, with a weighted average remaining lease term of 8.7 years, for a sales price of $6.4 million, generating a pre-tax loss of approximately $497,000, or approximately $0.05 per share, after tax.

2014 Activity. During the year ended December 31, 2014, the Company acquired four income properties, two single-tenant and two multi-tenant, at an aggregate acquisition cost of approximately $42.2 million. During the first quarter of 2015 independent third-party purchase price allocation valuations were completed on three of the four income properties acquired during the year ended December 31, 2014. As a result of the valuations, of the total acquisition cost, approximately $17.4 million was allocated to land, approximately $20.5 million was allocated to buildings and improvements, and approximately $4.3 million was allocated to intangible assets and liabilities pertaining to the in-place lease value and the above/below market lease value. The weighted average amortization period for the $4.3 million allocated to intangible assets and liabilities was approximately 9.1 years at the time of acquisition.  One income property was disposed of during the year ended December 31, 2014. On November 17, 2014, the Company sold its interest in a 14,560 square-foot building, located in Apopka, Florida for approximately $3.3 million, which was leased to Walgreens.

2013 Activity. During the year ended December 31, 2013, the Company acquired nine single-tenant income properties at a total acquisition cost of approximately $39.5 million. Of the total acquisition cost, approximately $13.2 million was allocated to land, approximately $23.4 million was allocated to buildings and improvements, and approximately $2.9 million was allocated to intangible assets pertaining to the in-place lease value. The weighted average amortization period for the $2.9 million allocated to intangible assets was approximately 10.5 years at the time of acquisition.

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

The Company adopted ASU 2014-08 relating to the reporting of discontinued operations, and accordingly the income property dispositions during the years ended December 31, 2015 and 2014 have not been included in discontinued operations as the dispositions do not qualify as discontinued operations under the revised guidance.

The following is a summary of income from discontinued operations:

	Year ended December 31,
	2015	2014	2013
Leasing Revenue and Other Income	$—	$—	$699,486
Costs and Other Expenses	(—)	(—)	(89,270)
Income from Operations	—	—	610,216
Impairment Charges	—	—	—
Gain on Sale of Property	—	—	1,215,928
Income before Income Tax	—	—	1,826,144
Income Tax	(—)	(—)	(704,435)
Income from Discontinued Operations	$—	$—	$1,121,709

NOTE 4.	COMMERCIAL LOAN INVESTMENTS

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

During the year ended December 31, 2015, two of the Company’s commercial loan investments were paid in full, at par. The construction loan to the developer of the Container Store in Glendale, Arizona was paid in full on May 18, 2015 with total principal received of approximately $6.2 million. On June 30, 2015, the development loan on entitled land in Ormond Beach, Florida was paid in full with total principal received of $1.0 million. Also during the year ended December 31, 2015, the approximate $9.0 million B-Note secured by a retail shopping center located in Sarasota, Florida was extended one year to June 9, 2016 which included the rate increasing by 25 basis points and the borrower providing additional collateral on the loan.

As of December 31, 2015, the Company owned four performing commercial loan investments which have an aggregate outstanding principal balance of approximately $38.5 million. These loans are secured by real estate, or the borrower’s equity interest in real estate, located in Dallas, Texas, Sarasota, Florida, Atlanta, Georgia, and San Juan, Puerto Rico and have an average remaining maturity of approximately 1.7 years and a weighted average interest rate of 8.9%.

NOTE 4.	COMMERCIAL LOAN INVESTMENTS (continued)

The Company’s commercial loan investment portfolio was comprised of the following at December 31, 2015:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Mezz – Hotel – Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2016	8,960,467	8,960,467	8,960,467	30-day LIBOR plus 7.50%
Mezz – Hotel, Dallas, TX	September 2014	September 2016	10,000,000	10,000,000	10,000,000	30-day LIBOR plus 7.25%
First Mortgage – Hotel, San Juan, Puerto Rico	September 2015	September 2018	14,500,000	14,500,000	14,371,489	30-day LIBOR plus 9.00%
Total			$38,460,467	$38,460,467	$38,331,956

The carrying value of the commercial loan investment as of December 31, 2015 consisted of the following:

Total
Current Face Amount	$38,460,467
Unamortized Fees	36,382
Unaccreted Origination Fees	(164,893)
Total Commercial Loan Investments	$38,331,956

The Company’s commercial loan investment portfolio was comprised of the following at December 31, 2014:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Mezz – Hotel, Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%
Construction – Container Store, Glendale, AZ	May 2014	November 2015	6,300,000	5,306,031	5,247,607	6.00%
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2015	8,960,467	8,960,467	8,960,467	30-day LIBOR plus 7.25%
Mezz – Hotel, Dallas, TX	September 2014	September 2016	10,000,000	10,000,000	10,000,000	30-day LIBOR plus 7.25%
Development – Real Estate, Ormond Beach, FL	November 2014	November 2015	1,000,000	1,000,000	1,000,000	30-day LIBOR plus 7.25%
Total			$31,260,467	$30,266,498	$30,208,074

The carrying value of the commercial loan investment as of December 31, 2014 consisted of the following:

Total
Current Face Amount	$30,266,498
Unaccreted Origination Fees	(58,424)
Total Commercial Loan Investments	$30,208,074

NOTE 5.	LAND AND DEVELOPMENT COSTS AND SUBSURFACE INTERESTS

Land and development costs at December 31, 2015 and 2014, are summarized as follows:

	December 31,
	2015	2014
Undeveloped Land ($11,329,574 Related to Consolidated VIE as of December 31, 2015)	$11,631,354	$301,780
Developed Land and Development Costs	27,105,511	22,903,969
Land, Timber, and Subsurface Interests	14,669,155	14,865,515
Total Land and Development Costs	$53,406,020	$38,071,264

NOTE 5.	LAND AND DEVELOPMENT COSTS AND SUBSURFACE INTERESTS (continued)

During the year ended December 31, 2015, the Company acquired, through a real estate venture with an unaffiliated third party institutional investor, an interest in approximately six acres of vacant beachfront property located in Daytona Beach, Florida as more fully described in Note 21 “Variable Interest Entity.”

During the year ended December 31, 2015, a total of approximately 114.03 acres were sold for approximately $22.5 million as described below:

•

On June 1, 2015, the Company sold approximately 3.02 acres of land located in Daytona Beach, Florida on the south side of LPGA Boulevard, just east of Clyde Morris Boulevard, at a sales price of $505,000, or approximately $167,000 per acre, for a gain of approximately $476,000.

•	On June 17, 2015, the Company sold approximately 0.88 acres of land located in Highlands County, at a sales price of $250,000 for a gain of approximately $223,000.
•

On December 18, 2015, the Company sold approximately 14.98 acres of land located in Daytona Beach, Florida on the east side of Interstate 95 near the northeast corner of the intersection of LPGA Boulevard and Williamson Boulevard. The land was sold to an affiliate of Integra Land Company at a sales price of approximately $2.4 million, or approximately $159,000 per acre, for a gain of approximately $2.3 million.

•	On December 29, 2015, the Company sold approximately 0.86 acres of land located in Daytona Beach, Florida at a sales price of approximately $30,000 for a gain of approximately $20,000.
•	Sales within the Tomoka Town Center, which consists of approximately 180 developable acres located in Daytona Beach, Florida east of Interstate 95 and south of LPGA Boulevard, included the following:

Land Tract	Date Closed	No. of Acres	Sales Price	Avg. Sales Price per Acre	Gain Recognized in 2015	Deferred Revenue (1)
Tanger Outlet	11/12/2015	38.93	$9,700,000	$249,165	$2,793,419	$6,327,421
Sam's Club	12/23/2015	18.10	4,500,000	248,619	1,278,747	2,881,795
NADG - First Parcel	12/29/2015	37.26	5,168,335	138,710	1,421,303	3,447,557
Total Tomoka Town Center Sales		94.29	$19,368,335	$205,412	$5,493,469	$12,656,773

(1) Deferred revenue to be recognized on the percentage-of-completion basis as remaining infrastructure costs are incurred. See Note 19 "Commitments and Contingencies" for a description of the commitments related to the remaining infrastructure costs to be incurred

The NADG – First Parcel sale represents the first of multiple transactions contemplated under a single purchase and sale agreement with an affiliate of the North American Development Group (the “NADG Agreement”).  The NADG Agreement provides NADG with the ability to acquire portions of the remaining acreage under contract (the “Option Parcels”) in multiple, separate, transactions through 2018 (the “Option Period”). The Option Parcels represent a total of approximately 85.95 acres and total potential proceeds to the Company of approximately $22.2 million. Pursuant to the NADG Agreement, NADG can close on any and all of the Option Parcels at any time during the Option Period with the first of the Option Parcels contemplated to close in the first half of 2016, should certain conditions be met. The NADG Agreement also establishes a price escalation that would be applied to any of the Option Parcels that are acquired after January 2017, and an additional higher price escalation that would be applied to any Option Parcels acquired in 2018.

NOTE 5.	LAND AND DEVELOPMENT COSTS AND SUBSURFACE INTERESTS (continued)

Pursuant to the agreements with Tanger, Sam’s Club and NADG (the “Town Center Sales Agreements”), which together represent the potential sale of the developable acreage in the Town Center, the Company is responsible for completion of certain infrastructure improvements (the “Infrastructure Work”) at the 235 acre Town Center. The Infrastructure Work is currently estimated to cost between $10.0 million and $13.0 million and is expected to be completed on or around the end of the third quarter of 2016. In connection with the transaction with Tanger, the Company expects to receive approximately $4.5 million for the portion of the Infrastructure Work attributable to the Tanger property from the Tomoka Town Center Community Development District (the “Town Center District”), a special purpose governmental entity, based upon the achievement of certain milestones related to the Infrastructure Work and the Tanger project, and when the Company dedicates the Infrastructure Work to the Town Center District. The payment of the $4.5 million will be recognized into revenue when earned. The Company expects to receive payments, in addition to the sales proceeds from each of the Town Center Sales Agreements (the “Incremental Payments”), including certain fixed annual payments over the next ten years from Tanger and Sam’s, which annual amounts are or would be included in the estimated gains from the transactions. In aggregate, the majority of the Incremental Payments and the payment received from the Town Center District are expected to largely offset the cost of the Infrastructure Work. As a result of our responsibility for completing the Infrastructure Work we have applied the percentage of completion accounting methodology to the Tanger Outlet, Sam’s Club and NADG – First Parcel transactions whereby we will recognize the revenue deferred for each transaction as the Infrastructure Work is completed. The Incremental Payments recorded as receivables as of December 31, 2015 totaled approximately $1.3 million and are included as a part of Other Assets on the consolidated balance sheet.

The following table provides a reconciliation of the land transactions closed (as of December 31, 2015) or under contract for all the developable parcels of the Tomoka Town Center (Sales price and estimated infrastructure reimbursement presented in $000’s) and the reimbursement amounts for the Infrastructure Work from each buyer:

Land Tract	No. of Acres	Sales Price (In $000's)	Sales Price per Acre	Infrastructure Reimbursement (in $000s)
Tanger Outlet [Closed] (1)	38.93	$9,700	$249,165	$5,500
Sam's Club [Closed] (2)	18.10	4,500	248,619	1,100
NADG - First Parcel [Closed] (3)	37.26	5,168	138,710	1,800
NADG - Option Parcels (4)	85.95	22,195	258,237	4,100
Total Developable Area	180.24	41,564	230,602	12,500
Common Area (5)	54.32	N/A	N/A	(12,500)
Total Town Center	234.56	$41,564	$177,199	$-

(1) Includes $4.5 million in incentives from community development district, with remainder to be paid in equal installments over 10 years;
(2) Infrastructure reimbursement, pursuant to contract, paid in equal installments over 10 years;
(3) Infrastructure reimbursement due upon the later of i) Infrastructure Work completion or, ii) August 31, 2016;

(4) Under Contract. Sales price reflects current contract price; price escalations would occur should any of the transactions close in 2017 and 2018. Infrastructure reimbursements for each Option Parcel occurs upon later of i) transaction closing, ii) Infrastructure Work completion or, iii) August 31, 2016; and

(5) Includes common area for the Town Center association and land dedicated for public use, both to be conveyed by the Company.

NOTE 5.	LAND AND DEVELOPMENT COSTS AND SUBSURFACE INTERESTS (continued)

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

•

On August 15, 2014, the Company sold approximately 75.6 acres of land, located on the east side of Interstate 95, for development of a distribution center for approximately $7.8 million, or approximately $103,000 per acre, for a gain at closing of approximately $3.9 million with an additional gain of approximately $324,000 to be recognized on a percentage-of-completion basis as certain road improvements are completed through the estimated completion date of February 2015. As of December 31, 2014, approximately $277,000 of the gain had been recognized. During the year ended December 31, 2015 the remaining gain of approximately $59,000 was recognized. In addition, during the year ended December 31, 2015 the Company received two payments totaling approximately $1.0 million from Volusia County, based upon certain milestones being achieved including when the distribution center received its certificate of occupancy and the date when a specified numbers of jobs had been created at the buyer’s operations. The total gain recognized to date on this sale totals approximately $5.2 million. One remaining incentive for approximately $113,000 is yet to be earned and received from Volusia County relating to the final milestone being achieved when a specified number of jobs has been created at the buyer’s operations. The Company expects to receive this final payment in the first half of 2016 which would bring the total gain on the sale to approximately $5.3 million.

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

During the year ended December 31, 2013, a total of 11.655 acres were sold for approximately $3.0 million as described below:

•

On December 4, 2013, the Company sold approximately 3.405 acres to RaceTrac Petroleum, Inc. (“RaceTrac”) for $1.3 million or approximately $382,000 per acre. We recognized a loss on the sale of approximately $244,000 which is primarily attributable to a higher basis in the property as a result of the Company having repurchased this land in 2010. The parcel sold to RaceTrac is part of Williamson Crossing, an approximately 23-acre, proposed commercial development located at the southeast corner of Williamson and LPGA Boulevards in Daytona Beach. RaceTrac is the first occupant for the Williamson Crossing site. In connection with the transaction, the Company agreed to reimburse RaceTrac up to $976,500 over five years for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire Williamson Crossing site. As of December 31, 2015 and 2014, $283,500 of cash is held in escrow related to the improvements and is classified as restricted cash on the consolidated balance sheets. The Company anticipates that all or a portion of these reimbursable costs will be shared by other owners as parcels in the Williamson Crossing development are sold and additional businesses locate to the site. Based on the book basis of the remaining repurchased acres relative to the price per acre in the RaceTrac transaction, the Company determined that no adjustment for impairment was required as of December 31, 2013.

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

The Company owns full or fractional subsurface oil, gas, and mineral interests in approximately 500,000 “surface” acres of land owned by others in 20 counties in Florida. The Company leases its interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances additional revenues from royalties applicable to production from the leased acreage.

NOTE 5.	LAND AND DEVELOPMENT COSTS AND SUBSURFACE INTERESTS (continued)

During November 2015, the Company hired Lantana Advisors, a subsidiary of SunTrust, to evaluate the possible sale of its approximately 500,000 acres of mineral interests located in the State of Florida, including royalty interests in two operating oil wells in Lee County, Florida and its interests in the recently renewed oil exploration lease with Kerogen Florida Energy Company LP.  Currently, the Company anticipates receiving bids from interested parties during the first quarter of 2016. There can be no assurances regarding the likelihood or timing of a sale of all or a portion of the subsurface interests, or the transaction terms, including price, should a transaction occur.

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

Lease payments on the respective acreages and drilling penalties received through lease year five are as follows:

Lease Year	Acreage (Approximate)	Florida County	Lease Payment (1)	Drilling Penalty (1)
Lease Year 1 - 9/23/2011 - 9/22/2012	136,000	Lee and Hendry	$913,657	$-
Lease Year 2 - 9/23/2012 - 9/22/2013	136,000	Lee and Hendry	922,114	-
Lease Year 3 - 9/23/2013 - 9/22/2014	82,000	Hendry	3,293,000	1,000,000
Lease Year 4 - 9/23/2014 - 9/22/2015	42,000	Hendry	1,866,146	600,000
Lease Year 5 - 9/23/2015 - 9/22/2016	25,000	Hendry	1,218,838	175,000
Total Payments Received to Date			$8,213,755	$1,775,000

(1) Cash payment for the Lease Payment and Drilling Penalty is received on or before the first day of the lease year. The Drilling Penalty is recorded as revenue when received, while the Lease Payment is recognized on a straight-line basis  over the respective lease term. See separate disclosure of the revenue per year below.

The terms of the lease state the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years six through eight. The lease is effectively eight one-year terms as the lessee has the option to terminate the lease annually or modify the acres subject to the lease.

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the years December 31, 2015, 2014, and 2013, lease income of approximately $1.7 million, $2.9 million, and $1.6 million was recognized, respectively. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2016 or, if renewed, on similar terms or conditions.

During the years ended December 31, 2015, 2014, and 2013, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Production volume from these oil wells was 62,745 barrels in 2015, 64,835 barrels in 2014 and 88,782 barrels in 2013, resulting in revenues received from oil royalties of approximately $68,000, $198,000 and $268,000, respectively.

The Company is not prohibited from the disposition of any or all of its subsurface interests. Should the Company complete a transaction to sell all or a portion of its subsurface interests, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments such as income-producing properties. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee based on a percentage of the surface value. Cash payments for the release of surface entry rights totaled approximately $995,000, $4,000, and $120,000 during the years ended December 31, 2015, 2014, and 2013, respectively, which is included in revenue from real estate operations. In conjunction with the release of the Company’s surface entry rights related to approximately 1,400 acres in Lee County, Florida, for a cash payment of approximately $920,000 during the fourth quarter of 2015, the Company also received the 50% interest in the subsurface rights of those acres, which the Company did not previously own, for a fair value of approximately $68,000, which is also included in revenue from real estate operations.

In addition, the Company generated revenue of approximately $73,000 and $119,000 during the years ended December 31, 2015 and 2014, respectively, from fill dirt excavation agreements. There was no fill dirt revenue during the year ended December 31, 2013.

NOTE 6.	INVESTMENT SECURITIES

In December 2013, the Company purchased approximately $730,000 of preferred stock of a publicly traded real estate investment trust with a market capitalization of more than $1.5 billion. During the years ended December 31, 2015 and 2014 the preferred stock was sold for gains of approximately $131,000 and $5,000, respectively.

During the year ended December 31, 2015, the Company invested in the common stock and certain debt securities of a publicly traded real estate company with a market capitalization of more than $360 million as of December 31, 2015. In total the Company acquired approximately $7.9 million of common stock, including approximately $600634,000 that was acquired as a result of exercising put options sold previously in 2015.  Of the $7.9 million, approximately $1.8 million was subsequently sold in 2015 at a loss of approximately $123,000. In the first quarter of 2015 the Company also acquired approximately $2.0 million of corporate debt of the same real estate company for approximately $1.9 million, which was subsequently sold in the third quarter of 2015 at a gain of approximately $155,000. Also in the third quarter 2015 the Company acquired approximately $1.0 million of convertible debt of the same real estate company for approximately $843844,000. As of December 31, 2015 the Company had no remaining outstanding put options.

Available-for-Sale securities consisted of the following as of December 31, 2015 and 2014:

	As of December 31, 2015
	Cost (1)	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value (Level 1 and 2 Inputs)
Debt Securities	$843,951	$—	$(41,451)	$802,500
Total Debt Securities	843,951	-	(41,451)	802,500
Common Stock	5,981,464	—	(1,080,197)	4,901,267
Total Equity Securities	5,981,464	—	(1,080,197)	4,901,267
Total Available-for-Sale Securities	$6,825,415	$-	$(1,121,648)	$5,703,767

(1) The cost basis in the common stock investment is net of an other-than-temporary impairment charge of approximately $60,000 charged to earnings through investment income in the consolidated statements of operations.

	As of December 31, 2014
	Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value (Level 1 Inputs)
Preferred Stock	$704,173	$117,263	$—	$821,436
Total Equity Securities	$704,173	$117,263	$—	$821,436
Total Available-for-Sale Securities	$704,173	$117,263	$—	$821,436

The total unrealized loss of approximately $1.1 million during the year ended December 31, 2015, net of tax of approximately $415,000, is included in other comprehensive income. The unrealized gain of approximately $117,000 during the year ended December 31, 2014, net of tax of approximately $44,000, is included in other comprehensive income.

NOTE 6.	INVESTMENT SECURITIES (continued)

Following is a table reflecting the gains and losses recognized on the sale of investment securities during the three years ended December 31, 2015, 2014, and 2013:

	For the Year Ended December 31,
	2015	2014	2013
Proceeds from the Disposition of Debt Securities	$2,084,994		$—
Cost Basis of Debt Securities Sold	(1,930,080)	—	—
Gain recognized in Statement of Operations on the Disposition of Debt Securities	154,914	—	—
Proceeds from the Disposition of Equity Securities	2,574,091	30,476	—
Cost Basis of Equity Securities Sold	(2,565,816)	(25,641)	—
Gain recognized in Statement of Operations on the Disposition of Equity Securities	$8,275	$4,835	$—
Total Gain recognized in Statement of Operations on the Disposition of Debt and Equity Securities	$163,189	$4,835	$—

NOTE 7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents	$4,060,677	$4,060,677	$1,881,195	$1,881,195
Restricted Cash	14,060,523	14,060,523	4,440,098	4,440,098
Commercial Loan Investments	38,331,956	38,460,467	30,208,074	30,266,498
Long-Term Debt	168,459,722	174,235,174	103,940,011	103,940,011

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

The following table presents the fair value of assets by Level at December 31, 2015:

		Fair Value at Reporting Date Using
	12/31/2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities
Available-for-Sale Debt Securities	$802,500	$-	$802,500	$-
Available-for-Sale Equity Securities	4,901,267	4,901,267	-	-
Total Available-for-Sale Securities	5,703,767	4,901,267	802,500	-
Total	$5,703,767	$4,901,267	$802,500	$-

NOTE 7.	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table presents the fair value of assets by Level at December 31, 2014:

		Fair Value at Reporting Date Using
	12/31/2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-Sale Securities
Available-for-Sale Equity Securities	$821,436	$821,436	$-	$-
Total Available-for-Sale Securities	821,436	821,436	-	-
Total	$821,436	$821,436	$-	$-

NOTE 8.	INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-places, and the value of leasing costs, based in each case on their fair values.

Intangible assets and liabilities consisted of the following as of December 31, 2015 and 2014:

	As of
	December 31, 2015	December 31, 2014
Intangible Lease Assets:
Value of In-Place Leases, net	$15,212,652	$9,043,617
Value of Above Market In-Place Leases, net	1,291,560	330,424
Value of Intangible Leasing Costs, net	3,582,939	978,082
Sub-total Intangible Lease Assets	20,087,151	10,352,123
Intangible Lease Liabilities:
Value of Below Market In-Place Leases, net	(31,979,559)	(669,693)
Sub-total Intangible Lease Liabilities	(31,979,559)	(669,693)
Total Intangible Assets—Net	$(11,892,408)	$9,682,430

During the year ended December 31, 2015, the value of in-place leases increased by approximately $8.1 million, the value of above-market in-place leases increased by approximately $1.1 million, the value of intangible leasing costs increased by  approximately $2.9 million, and the value of below-market in-place leases increased by approximately $31.6 million due to the acquisition of three income properties offset by the disposal of approximately $526,000 due to the sale of six income properties and amortization of approximately $1.5 million for a net decrease during 2015 of approximately $21.5 million.

Approximately $31.6 million of the total below market in-place lease value is related to the Wells Fargo property located in Raleigh, North Carolina which was acquired on November 18, 2015.

NOTE 8.	INTANGIBLE ASSETS AND LIABILITIES (continued)

Total amortization of intangible assets and liabilities was approximately $1.5 million, $768,000, and $673,000 for the years ending December 31, 2015, 2014, and 2013, respectively. During the year ended December 31, 2015, approximately $1.7 million of the total amortization expense was included in depreciation and amortization expense while approximately $200,000 was included as an increase to income properties revenue in the consolidated statements of operations. During the years ended December 31, 2014 and 2013 total amortization expense was included in depreciation and amortization expense.

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows:

Year Ending December 31,	Amount
2016	$101,183
2017	22,354
2018	3,813
2019	(12,217)
2020	(239,230)
Thereafter	(11,768,311)
Total	$(11,892,408)

As of December 31, 2015, the weighted average amortization period of the total intangible assets and liabilities is 20 years.

NOTE 9.	IMPAIRMENT OF LONG-LIVED ASSETS

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

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined based on the assumption of the conversion of stock options and vesting of restricted stock using the treasury stock method at average market prices for the periods.

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Income Available to Common Shareholders:
Net Income from Continuing Operations Attributable to Consolidated-Tomoka Land Co.	$8,347,166	$6,383,818	$2,561,538
Net Income from Discontinued Operations Attributable to Consolidated-Tomoka Land Co. (Net of Tax)	—	—	1,121,709
Net Income Attributable to Consolidated-Tomoka Land Co.	$8,347,166	$6,383,818	$3,683,247
Weighted Average Shares Outstanding	5,804,655	5,765,997	5,739,383
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	25,423	22,853	3,754
Total Shares Applicable to Diluted Earnings Per Share	5,830,078	5,788,850	5,743,137

Per Share Information:
Basic Net Income Per Share
Net Income from Continuing Operations Attributable to Consolidated-Tomoka Land Co.	$1.44	$1.11	$0.44
Net Income from Discontinued Operations Attributable to Consolidated-Tomoka Land Co. (Net of Tax)	-	-	0.20
Net Income Attributable to Consolidated-Tomoka Land Co.	$1.44	$1.11	$0.64

Diluted Net Income per Share
Net Income from Continuing Operations Attributable to Consolidated-Tomoka Land Co.	$1.43	$1.10	$0.44
Net Income from Discontinued Operations Attributable to Consolidated-Tomoka Land Co. (net of tax)	-	-	0.20
Net Income Attributable to Consolidated-Tomoka Land Co.	$1.43	$1.10	$0.64

In addition to the dilutive securities presented above, the effect of 60,200, 40,400, and 58,800 potentially dilutive securities were not included for the years ended December 31, 2015, 2014, and 2013, respectively, as the effect would be antidilutive.

The Company intends to settle its 4.50% Convertible Senior Notes due 2020 in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Notes have no impact on diluted net income per share until the price of our common stock exceeds the conversion price of $68.90. The average price of our common stock during the year ended December 31, 2015 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

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

NOTE 11.	TREASURY STOCK (continued)

In November 2008, the Company’s Board of Directors authorized the Company to repurchase from time to time up to $8 million of its common stock. There was no expiration date for the repurchase authorization. The Company repurchased 4,660 shares of its common stock at a cost of approximately $105,000 through December 31, 2013 and those shares were retired. During 2014, the Company repurchased an additional 25,836 shares of its common stock on the open market for a total cost of approximately $928,000, or an average price per share of $35.92, and placed those shares in treasury. During the year ended December 31, 2015, the Company repurchased an additional 119,403 shares of its common stock on the open market for a total cost of approximately $6.5 million, or an average price per share of $54.31, and placed those shares in treasury, thereby completing the $8 million share repurchase program. Included in the repurchased shares in 2015, the Company repurchased 49,167 shares of the Company’s stock for approximately $2.6 million at an average purchase price of $53.44 per share during the fourth quarter of 2015 which represented the completion of the Company’s $8 million repurchase program, which in aggregate represented the repurchase of 164,533 shares at an average price of $48.45 per share. In the fourth quarter of 2015, the Company also announced a new $10 million repurchase program. As of December 31, 2015 no shares had been repurchased under this new program.

NOTE 12.	LONG-TERM DEBT

Credit Facility. The Company has a revolving credit facility, as amended on April 20, 2015 (the “Credit Facility”) which matures on August 1, 2018 with the ability to extend the term for 1 year. The Credit Facility has borrowing capacity of $75.0 million with the ability to increase that capacity up to $125.0 million during the term. The Credit Facility provides the lenders with a secured interest in the equity of the Company subsidiaries that own the properties included in the borrowing base. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 135 basis points to the 30-day LIBOR plus 225 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the Credit Facility. The Credit Facility also accrues a fee of 20 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity. The Credit Facility is unsecured and is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by Bank of Montreal (“BMO”) and also includes Wells Fargo Bank, N.A., and Branch Banking & Trust Company.

At December 31, 2015, the current commitment level under the Credit Facility was $75.0 million. The available borrowing capacity under the Credit Facility was approximately $36.7 million subject to the borrowing base requirements.

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

NOTE 12.	LONG-TERM DEBT (continued)

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

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Notes, or specified corporate events. The Company may not redeem the Notes prior to the stated maturity date and no sinking fund is provided for the Notes. The Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Notes in cash upon conversion with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Notes. As of December 31, 2015 the unamortized debt discount of our Notes was approximately $5.2 million.

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

Long-term debt consisted of the following:

	December 31, 2015
	Total	Due Within One Year
Credit Facility	$38,300,000	$—
Mortgage Note Payable (originated with UBS)	7,300,000	—
Mortgage Note Payable (originated with BOA)	23,100,000	—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—
4.50% Convertible Senior Notes due 2020, net of discount	69,759,722	—
Total Long-Term Debt	$168,459,722	$—

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending December 31,	Amount
2016	$—
2017	—
2018	45,600,000
2019	—
2020	75,000,000
Thereafter	53,100,000
Total Long-Term Debt	$173,700,000

The carrying value of long-term debt as of December 31, 2015 consisted of the following:

Total
Current Face Amount	$173,700,000
Unamortized Discount on Convertible Debt	(5,240,278)
Total Long-Term Debt	$168,459,722

NOTE 12.	LONG-TERM DEBT (continued)

For the year ended December 31, 2015, interest expense was approximately $5.7 million with approximately $4.7 million paid during the year. For the year ended December 31, 2014, interest expense was approximately $2.2 million with approximately $2.1 million paid during the period. For year ended December 31, 2013, interest expense was approximately $1.6 million with approximately $1.6 million paid during the period. No interest was capitalized during the year ended December 31, 2015, while approximately $11,000 and $8,000 of interest was capitalized during the years ended December 31, 2014 and 2013, respectively.

The amortization of loan costs incurred in connection with the Company’s long-term debt is included in interest expense in the consolidated financial statements. These loan costs are being amortized over the term of the respective loan agreements using the straight-line method, which approximates the effective interest method. For the years ended December 31, 2015, 2014, and 2013, the amortization of loan costs totaled approximately $365,000, $256,000 and $203,000, respectively.

The amortization of the approximate $6.1 million discount on the Company’s Notes is also included in interest expense in the consolidated financial statements. The discount is being amortized over the term of the Notes using the effective interest method. For the year ended December 31, 2015 the amortization of the discount was approximately $852,000. No amounts were recognized during the years ended December 31, 2014 or 2013 as the Notes were issued in March 2015.

The Company was in compliance with all of its debt covenants as of December 31, 2015 and 2014.

NOTE 13.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	As of
	December 31, 2015	December 31, 2014
Golf Course Lease	$2,602,638	$2,973,898
Accrued Property Taxes	40,042	—
Other Post-Retirement Benefits	—	142,797
Reserve for Tenant Improvements	812,493	551,250
Accrued Interest	1,195,231	197,929
Environmental Reserve and Restoration Cost Accrual	2,405,635	108,733
Other	1,811,880	1,426,902
Total Accrued and Other Liabilities	$8,867,919	$5,401,509

In July 2012, the Company entered into an agreement with the City of Daytona Beach, Florida (the “City”) to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, will remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities with the required improvements having been completed during 2012 and 2013. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of December 31, 2015, approximately $1.7 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

In connection with the acquisition of the Lowes on April 22, 2014, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which are not required to be completed until December 2016. As of December 31, 2015, $100,000 of these tenant improvements had been completed and funded, leaving approximately $551,000 remaining to be funded.

On July 24, 2013, the Company’s Board of Directors terminated the Deferred Compensation Plan effective August 1, 2013. Accordingly, the Company made the normal required distributions prior to March 1, 2014 with the balance of the accounts liquidated in August 2014.

NOTE 13.	ACCRUED LIABILITIES (continued)

During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to be between approximately $500,000 and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP has preliminarily accepted the Company’s proposed remediation plan which supports the approximate $500,000 accrual. Since the accrual of approximately $110,000 was made, approximately $92,000 in costs have been incurred through December 31, 2015.

During the year ended December 31, 2015, the Company accrued approximately $187,500 for the potential costs associated with wetlands mitigation and restoration costs related to a federal regulatory agency inquiry relating to approximately 160 acres of the Company’s land. Additionally, as of December 31, 2015, the Company accrued an obligation for the low end of the estimated range of possible restoration costs of approximately $1.7 million and included such estimated costs on the consolidated balance sheet as a corresponding increase in the basis of our land and development costs associated with those acres. This matter is more fully described in Note 19 “Commitments and Contingencies.”

NOTE 14.	DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	December 31, 2015	December 31, 2014
Deferred Oil Exploration Lease Revenue	$885,822	$1,354,873
Deferred Land Sale Revenue	12,656,773	87,581
Prepaid Rent	907,325	674,165
Escrow Reserve, Container Store Loan	—	144,124
Escrow Reserve, Plantation Oaks Loan	—	65,216
Other Deferred Revenue	274,690	392,584
Total Deferred Revenue	$14,724,610	$2,718,543

On September 22, 2015, the Company received an approximate $1.2 million rent payment for the fifth year of the Company’s eight-year oil exploration lease, which is being recognized ratably over the twelve month lease period ending in September 2016. On September 19, 2014, the Company received an approximate $1.9 million rent payment for the fourth year of the Company’s eight-year oil exploration lease, which had been fully recognized as revenue as of September 30, 2015.

In connection with the total 94.29 acres of land sales in the Tomoka Town Center which closed during the fourth quarter of 2015, approximately $12.7 million of the total aggregate $19.4 million sale price was deferred to be recognized as revenue on a percentage-of-completion basis as the required infrastructure costs are completed. The estimated completion date is September 2016.

In connection with the 75.6 acre land sale that closed in August 2014, approximately $597,000 of the $7.8 million sales price was deferred to be recognized as revenue on a percentage-of-completion basis as certain road improvements are completed through the estimated completion date of February 2015. Through December 31, 2015, the entire balance of the previously deferred revenue had been recognized.

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

NOTE 15.	PENSION PLAN (continued)

On October 23, 2013 the Company’s Board of Directors approved the commencement of the steps necessary to terminate the Pension Plan, pursuant to the Pension Plan, and, if necessary, for the Company to make the required level of contribution whereby the Pension Plan would have sufficient funds to pay all benefits owed participants and beneficiaries. On January 22, 2014, the Company’s Board of Directors approved the termination of the Pension Plan effective March 31, 2014. Termination of the Pension Plan was completed through the distribution of the Pension Plan assets to participants and beneficiaries through either the purchase of an annuity from an insurance company or, payment of the benefit owed in a one-time lump sum payment based on a final calculation of benefit as of March 31, 2014. The final termination settlement was completed during the three months ended December 31, 2014. The Company contributed approximately $43,000 in 2014 to fully fund the Pension Plan to enable the distribution to participants of a lump sum benefit or the purchase of a life annuity to effectuate the termination.  In addition, the Company incurred approximately $170,000 for the cost of legal and other advisors to complete the termination. During the year ended December 31, 2015, the Company received the favorable determination letter from the IRS, which was the final step in terminating the Pension Plan.

The Company used a December 31 measurement date.

Following are the components of the Net Period Pension Cost (Benefit):

	December 31,
	2015	2014	2013
Service Cost	$—	$87,219	$87,496
Interest Cost	—	425,735	385,884
Actual Return on Plan Assets	—	342,637	(1,310,053)
Amortization of Unrecognized Transition Loss (Gain) from Earlier Periods	—	—	91,111
Amortization of Unrecognized Prior Service Cost	—	—	—
Amortization of Net Gain (Loss) from Earlier Periods	—	—	736,025
Net Periodic Pension Cost (Benefit)	$—	$855,591	$(9,537)

The Company contributed approximately $43,000 to fully fund the Pension Plan for the final termination settlement in 2014. The Company made contributions totaling $84,600 in 2013.

The change in projected benefit obligation is as follows:

	December 31,
	2015	2014
Benefit Obligation at Beginning of Year	$—	$8,852,262
Service Cost	—	87,219
Interest Cost	—	425,735
Actuarial Loss (Gain)	—	(27,160)
Plan Expenses Paid	—	(108,997)
Benefits Paid	—	(541,896)
Effect of Termination Settlement	—	(8,687,163)
Benefit Obligation at End of Year	$—	$—

The change in plan assets is as follows:

	December 31,
	2015	2014
Fair Value of Plan Assets at Beginning of Year	$—	$9,259,932
Actual Return on Plan Assets	—	342,637
Employer Contribution	—	43,254
Plan Expenses Paid	—	(108,997)
Benefits Paid	—	(541,896)
Termination Settlement	—	(8,994,930)
Fair Value of Plan Assets at End of Year	$—	$—

NOTE 15.	PENSION PLAN (continued)

The funded status of the pension obligation consisted of the following:

December 31,
	2015	2014
Estimated Pension Benefit Obligation
Projected Benefit Obligation	$—	$—
Fair Value of Plan Assets	—	—
Accrued Net Pension Asset	$—	$—

The actuarial assumptions made to determine the projected benefit obligation and the fair value of plan assets are as follows:

December 31,
	2015	2014
Weighted Average Discount Rate	N/A	N/A
Weighted Average Asset Rate of Return	N/A	N/A
Compensation Scale	N/A	N/A

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

Benefit Payments and Other Disbursements

During the measurement period, disbursements from Pension Plan assets were as follows:

	December 31,
	2015	2014
Benefit Payments	$—	$541,896
Administrative Expenses	—	108,997
Termination Settlement	—	8,994,930
Total	$—	$9,645,823

Plan Assets

The Company’s investment policy for pension funds, prior to the termination of the Pension Plan, was to achieve four major objectives as follows:

1)	Growth in the invested assets to maintain future purchasing power;
2)	Provide a stable, increasing stream of investment income to support needs;
3)	Ensure the preservation of asset values equal to or greater than the nominal book value of assets over the intermediate term or a complete economic cycle, whichever is longer; and
4)	Maintain liquidity.

NOTE 15.	PENSION PLAN (continued)

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

The Pension Plan held no assets as of December 31, 2015 or 2014, respectively, as all plan assets had been liquidated prior to December 31, 2014.

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

The Company recognizes post-retirement expenses in accordance with the “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions Topic of FASB ASC,” which requires that expected costs of post-retirement benefits be charged to expense during the years the employees render service. The accrued post-retirement benefit cost reflected in the consolidated balance sheet in accrued liabilities at December 31, 2014, was approximately $143,000. During the first quarter of 2015, the Company terminated the post-retirement benefit program and recognized the remaining liability into income and no further benefits will be provided to retirees.

Unfunded Deferred Compensation Plans

The Company previously established the Consolidated-Tomoka Land Co. Deferred Compensation Plan for Directors, and for Officers and Key Employees (the “Plans”). Both Plans provide that the Plans may be amended in whole or in part from time to time by the Board of Directors of the Company (the “Board”). At its Board meeting on October 26, 2011, the Board approved an amendment to the Plans to: 1) Freeze the Plans, effective January 1, 2012, to allow no new participants or deferrals into the Plans; and 2) to apply an interest rate of 6.0% to account balances for the year 2011 with the rate to be reviewed annually. An interest rate of 3.0% was applied to account balances for the year ended December 31, 2014 and 2013.

On July 24, 2013, the Company’s Board of Directors terminated the Deferred Compensation Plan effective August 1, 2013. Accordingly, the Company made the normal required distributions prior to March 1, 2014 and the balance of the accounts were liquidated in August 2014.

As a result, there is no deferred compensation reflected in accrued liabilities at December 31, 2015 or 2014. Deferred compensation earnings allocated to the deferred compensation balance for the years ended December 31, 2014 and 2013, were approximately $5,000 and $14,000, respectively, with no allocation for the year ended December 31, 2015 as the balance was liquidated in August 2014.

NOTE 17.	STOCK-BASED COMPENSATION

EQUITY-CLASSIFIED STOCK COMPENSATION

Market Condition Restricted Shares – Peer Group Vesting

Under the 2010 Plan, in September 2010 and January 2011, the Company granted to certain employees restricted shares of the Company’s common stock, which would vest upon the achievement of certain market conditions, including thresholds relating to the Company’s total shareholder return as compared to the total shareholder return of a certain peer group during a five-year performance period.

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

A summary of activity during the years ended December 31, 2015, 2014, and 2013 is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding at January 1, 2013	7,900	$23.13
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	(2,833)	23.13
Outstanding at December 31, 2013	5,067	$23.13
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	23.13
Outstanding at December 31, 2014	5,067	$23.13
Granted	—	—
Vested	(2,034)	22.80
Expired	—	—
Forfeited	(633)	22.80
Outstanding at December 31, 2015	2,400	$23.42

As of December 31, 2015, there was approximately $1,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a weighted average period of 0.05 years.

Market Condition Restricted Shares– Stock Price Vesting

“Inducement” grants of 96,000 and 17,000 shares of restricted Company common stock were awarded to Mr. Albright and Mr. Patten, in 2011 and 2012, respectively. Mr. Albright’s restricted shares were granted outside of the 2010 Plan while Mr. Patten’s restricted shares were awarded under the 2010 Plan. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of Mr. Albright’s restricted stock award. The restricted shares will vest in six increments based upon the price per share of the Company’s common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of December 31, 2015, four increments of Mr. Albright’s and Mr. Patten’s grants had vested.

NOTE 17.	STOCK-BASED COMPENSATION (continued)

Additional grants of 2,500 and 3,000 shares of restricted Company common stock were awarded to Mr. Smith and another officer in 2014 under the 2010 Plan during the fourth quarter of 2014 and the first quarter of 2015, respectively. The restricted stock will vest in two increments based upon the price per share of Company common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices of $60 per share and $65 per share for the two increments. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of December 31, 2015, no increments of Mr. Smith’s or the other officer’s grants had vested.

NOTE 17.	STOCK-BASED COMPENSATION (continued)

A grant of 94,000 shares of restricted Company common stock was awarded to Mr. Albright under the 2010 Plan during the second quarter of 2015. The restricted stock will vest in seven increments based upon the price per share of Company common stock during the term of his employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices ranging from $60 per share for the first increment to $90 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to January 28, 2021, that increment of the restricted shares will be forfeited. As of December 31, 2015, no increments of this grant had vested.

As of February 26, 2016, the Company entered into amendments to the employment agreements and certain restricted share award agreements to clarify the Company’s intention that the restricted shares granted thereunder, if they are subject to performance-based vesting conditions will fully vest at any time during the 24-month period following a change in control.

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

A summary of the activity for these awards during the years ended December 31, 2015, 2014, and 2013 is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Outstanding at January 1, 2013	113,000	$18.40
Granted	—	—
Vested	(18,500)	$23.89
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2013	94,500	$17.33
Granted	2,500	38.97
Vested	(56,500)	19.56
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2014	40,500	$15.55
Granted	97,000	36.85
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2015	137,500	$30.58

As of December 31, 2015, there was approximately $2.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a remaining weighted average period of 1.2 years. The determination of the weighted average period of 1.2 years over which the compensation cost is incurred is based on independent third party valuation reports which estimate the time at which the market conditions will be met versus the term of the awards.

Three Year Vest Restricted Shares

On January 22, 2014, the Company granted to certain employees 14,500 shares of restricted Company common stock under the 2010 Plan. One-third of the restricted shares will vest on each of the first, second, and third anniversaries of the grant date, provided they are an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control.On January 28, 2015, the Company granted to certain employees, which did not include Mr. Albright, 11,700 shares of restricted Company common stock under the 2010 Plan. Additionally, on February 9, 2015, the Company granted 8,000 shares of restricted Company common stock to Mr. Albright under the 2010 Plan. One-third of both awards of restricted shares will vest on each of the first, second, and third anniversaries of the January 28, 2015 grant date, provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control.

NOTE 17.	STOCK-BASED COMPENSATION (continued)

The Company’s determination of the fair value of the three year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date, less the present value of expected dividends during the vesting period.  Compensation cost is recognized on a straight-line basis over the vesting period.

A summary of activity for these awards during the years ended December 31, 2015, 2014, and 2013, is presented below:

Three Year Vest Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Outstanding at January 1, 2013	—	$-
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2013	—	—
Granted	14,500	36.08
Vested	—	—
Expired	—	—
Forfeited	(300)	36.08
Outstanding at December 31, 2014	14,200	36.08
Granted	19,700	55.93
Vested	(4,734)	36.08
Expired	—	—
Forfeited	(2,266)	46.59
Outstanding at December 31, 2015	26,900	$49.73

As of December 31, 2015, there was approximately $900,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 1.9 years.

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

On February 9, 2015, the Company granted to Mr. Albright an option to purchase 20,000 shares of the Company’s common stock under the 2010 Plan with an exercise price of $57.50 per share, which was equal to the fair market value at the date of the grant. The option vests on January 28, 2016, provided he is an employee of the Company on that date. In addition, any unvested portion of the option will vest upon a change in control. The option expires on the earliest of: (a) January 28, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability

On May 20, 2015, the Company granted to Mr. Albright an option to purchase 40,000 shares of the Company’s common stock under the 2010 Plan, with an exercise price of $55.62 per share, which was equal to the fair market value at the date of the grant. One-third of the option will vest on each of January 28, 2016, January 28, 2017, and January 28, 2018, provided he is an employee of the Company on those dates. In addition, any unvested portion of the option will vest upon a change in control. The option expires on the earliest of: (a) January 28, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

NOTE 17.	STOCK-BASED COMPENSATION (continued)

On June 29, 2015, the Company granted to an officer of the Company an option to purchase 10,000 shares of the Company’s common stock under the 2010 Plan, with an exercise price of $57.54 per share, which was equal to the fair market value at the date of the grant. One-third of the option will vest on each of the first, second, and third anniversaries of the grant date, provided the recipient is an employee of the Company on those dates. In addition, any unvested portion of the option will vest upon a change in control. The option expires on the earliest of: (a) June 29, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

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

A summary of the activity for these awards during the years ended December 31, 2015, 2014, and 2013, is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	60,000	$28.97
Granted	51,000	34.95
Exercised	(16,500)	28.90
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2013	94,500	$32.21
Granted	10,000	50.00
Exercised	(19,735)	31.88
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2014	84,765	$34.39
Granted	70,000	56.43
Exercised	(30,155)	30.24
Expired	—	—
Forfeited	(7,760)	34.95
Outstanding at December 31, 2015	116,850	$48.63	7.37	$477,156
Exercisable at December 31, 2014	37,195	$30.13	6.04	$954,717
Exercisable at December 31, 2015	28,590	$32.73	4.41	$514,193

NOTE 17.	STOCK-BASED COMPENSATION (continued)

A summary of the non-vested options for these awards during the years ended December 31, 2015, 2014, and 2013, is presented below:

Non-Qualified Stock Option Awards	Shares	Fair Value of Shares Vested
Non-Vested at January 1, 2013	43,334
Granted	51,000
Vested	(19,634)	$568,875
Expired	—
Forfeited	—
Non-Vested at December 31, 2013	74,700
Granted	10,000
Vested	(37,130)	$1,176,331
Expired	—
Forfeited	—
Non-Vested at December 31, 2014	47,570
Granted	70,000
Vested	(21,550)	$783,764
Expired	—
Forfeited	(7,760)
Non-Vested at December 31, 2015	88,260

The weighted-average grant-date fair value of options granted during the year ended December 31, 2015 was $14.12. The total intrinsic value of options exercised during the year ended December 31, 2015 was approximately $823,000. As of December 31, 2015, there was approximately $659,000 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a weighted average period of 1.5 years.

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

NOTE 17.	STOCK-BASED COMPENSATION (continued)

A summary of share option activity under the 2001 Plan during the years ended December 31, 2015, 2014, and 2013 is presented below:

Stock Options

Liability-Classified Stock Options	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	80,800	$52.43
Granted	—	—
Exercised	(11,600)	30.39
Expired	—	—
Forfeited	(15,400)	63.58
Outstanding at December 31, 2013	53,800	$53.99
Granted	—	—
Exercised	(18,500)	37.80
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2014	35,300	$62.47
Granted	—	—
Exercised	(3,300)	33.16
Expired	—	—
Forfeited	(14,000)	66.54
Outstanding at December 31, 2015	18,000	$64.69	1.35	$—
Exercisable at December 31, 2015	18,000	$64.69	1.35	$—

In connection with the grant of non-qualified stock options, a stock appreciation right for each share covered by the option was also granted. The stock appreciation right entitles the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value of the underlying shares at the time of exercise. The total intrinsic value of options exercised during the year ended December 31, 2015 was approximately $75,000. All options had vested as of December 31, 2013.

NOTE 17.	STOCK-BASED COMPENSATION (continued)

Stock Appreciation Rights

Liability-Classified Stock Appreciation Rights	Shares	Wtd. Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	80,800	$1.12
Granted	—	—
Exercised	(11,600)	4.29
Expired	—	—
Forfeited	(15,400)	0.46
Outstanding at December 31, 2013	53,800	$1.61
Granted	—	—
Exercised	(18,500)	11.20
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2014	35,300	$5.56
Granted	—	—
Exercised	(3,300)	12.19
Expired	—	—
Forfeited	(14,000)	4.84
Outstanding at December 31, 2015	18,000	$2.64	1.35	$—
Exercisable at December 31, 2015	18,000	$2.64	1.35	$—

The total intrinsic value of stock appreciation rights exercised during the year ended December 31, 2015 was approximately $40,000. All stock appreciation rights had vested as of December 31, 2013.

The aggregate intrinsic value of options is calculated by taking the current stock price of the Company as of the balance sheet date less the option exercise price, times the respective number of shares outstanding or exercisable, on a weighted average basis. Options with an exercise price greater than the current stock price are excluded from the calculation

A summary of the non-vested options for these awards during the years ended December 31, 2015, 2014, and 2013, is presented below:

Liability-Classified Stock Options and Stock Appreciation Rights	Shares	Fair Value of Shares Vested
Non-Vested at January 1, 2013	2,640
Vested	(2,640)	$20,038
Expired	—
Forfeited	—
Non-Vested at December 31, 2013	—
Vested	—	$—
Expired	—
Forfeited	—
Non-Vested at December 31, 2014	—
Vested	—	$—
Expired	—
Forfeited	—
Non-Vested at December 31, 2015	—

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

NOTE 17.	STOCK-BASED COMPENSATION (continued)

Due to the small number of employees included in the 2001 Plan, the Company uses the specific identification method to estimate forfeitures and includes all participants in one group. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury rates in effect at the time of measurement.

The Company issues new, previously unissued, shares as options are exercised.

Following are assumptions used in determining the fair value of stock options and stock appreciation rights:

Assumptions at:	December 31, 2015	December 31, 2014	December 31, 2013
Expected Volatility	29.40%	34.07%	23.07%
Expected Dividends	0.15%	0.07%	0.11%
Expected Term	1.3 years	2 years	3 years
Risk-Free Rate	0.75%	0.78%	1.21%

There were no stock options or stock appreciation rights granted under the 2001 Plan during the years ended December 31, 2015, 2014, or 2013.

The liability for stock options and stock appreciation rights, at fair value, reflected on the consolidated balance sheets at December 31, 2015 and 2014, was approximately $136,000 and $560,000, respectively. These fair value measurements are based on Level 2 inputs based on Black-Scholes and market implied volatility. The Black-Scholes determination of fair value is affected by variables including stock price, expected stock price volatility over the term of the awards, annual dividends, and a risk-free interest rate assumption.

Amounts recognized in the financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Total Cost of Share-Based Plans Charged
Against Income Before Tax Effect	$2,186,408	$1,271,924	$901,447
Income Tax Expense
Recognized in Income	$(843,407)	$(490,645)	$(347,733)

As described above, in January 2015, the Compensation Committee awarded to Mr. Albright 8,000 restricted shares of the Company’s common stock. In February 2015, the Compensation Committee awarded to Mr. Albright options to purchase a total of 20,000 shares of the Company’s common stock. In May 2015, in connection with the extension of Mr. Albright’s employment agreement, the Compensation Committee awarded to Mr. Albright 94,000 restricted shares of the Company’s common stock (the “May 2015 Restricted Share Grant”) and options to purchase a total of 40,000 shares of the Company’s common stock (the “May 2015 Option Grant”). Each of these awards were approved by the Company’s Board.

Upon review of the total grant awards to Mr. Albright in 2015 it was determined that the individual annual per person award limit under the 2010 Plan was inadvertently exceeded. In determining the extent to which the 2010 Plan’s individual annual award limit had been exceeded by the above awards, the Compensation Committee, as the administrator of the 2010 Plan, identified a conflict between Sections 3(d) and 3(e) of the 2010 Plan, the relevant provisions which provide limitations of the 2010 Plan. Section 3(d) of the 2010 Plan could be read to provide an overall limit of 50,000 shares applicable to all awards granted to a participant in any calendar year; however, the Compensation Committee could not disregard Section 3(e) of the 2010 Plan. Section 3(e) could be read to provide for two additional limits of 50,000 shares each for any (a) “Qualified Performance-Based Awards” (as defined in the 2010 Plan) constituting stock options and stock appreciation rights and (b) “Qualified Performance-Based Awards” (as defined in the 2010 Plan) other than stock options and stock appreciation rights. If the Compensation Committee were to determine that Section 3(e) of the 2010 Plan provides the applicable limits for two categories of “Qualified Performance-Based Awards,” then the Compensation Committee could conclude that Section 3(d) of the 2010 Plan provides the limit for awards other than Qualified Performance-Based Awards.

NOTE 17.	STOCK-BASED COMPENSATION (continued)

The Compensation Committee consulted with outside advisors and determined that it was not possible to conclude which interpretation of the 2010 Plan was conclusively correct. Pursuant to its authority to interpret the 2010 Plan, the Compensation Committee elected to comply with the limit in Section 3(d) of the 2010 Plan. As a result of applying this interpretation of the 2010 Plan, the awards granted to Mr. Albright in 2015 exceeded the 2010 Plan’s individual annual award limit by 112,000 shares of our common stock (the “Excess 2015 Awards”).

On February 26, 2016, the Company notified the NYSE MKT that the Excess 2015 Awards may have violated Rule 711 of the NYSE MKT Company Guide.

In consultation with the Board, Mr. Albright elected to rectify the Excess 2015 Awards by surrendering, in full, the May 2015 Option Grant and surrendering, in part, the May 2015 Restricted Share Grant. A portion of the surrendered awards has been replaced with new awards under the 2010 Plan in 2016. Effective as of February 26, 2016, the Compensation Committee awarded Mr. Albright (i) an option to purchase an additional 40,000 shares of our common stock under the 2010 Plan (the “New Option Grant”) and (ii) a grant of 4,000 restricted shares of our common stock (the “New Restricted Grant”).

The New Option Grant has an exercise price per share of $55.62, which is equal to the exercise price per share applicable to the May 2015 Option Grant. This option is intended to have the same vesting terms as the May 2015 Option Grant, and as a result has vested with respect to 13,200 shares and will vest with respect to 13,200 shares and 13,600 shares on January 28, 2017 and January 28, 2018, respectively. The New Restricted Share Grant is intended to have the same vesting terms as the May 2015 Restricted Share Grant, and as a result will vest upon the price per share of Company common stock during the term of Mr. Albright’s employment (or within 60 days after termination of his employment by the Company other than for cause, due to death or disability or due to his voluntary resignation) meeting or exceeding the target trailing 30-day average closing price of $75 per share. If the restricted shares fail to satisfy the stock price condition prior to January 28, 2021, the restricted shares will be forfeited. Any unvested restricted shares will vest immediately upon Mr. Albright’s termination of employment without Cause or for his resignation for Good Reason (as such terms are defined in his amended and restated employment agreement), in each case, at any time during the 24-month period following a change in control. Mr. Albright has the right to vote the restricted shares prior to their vesting but is not entitled to dividends paid on any unvested shares. These restricted shares have not yet vested.

Because the Excess 2015 Awards exceeded the 2010 Plan limits, the grants do not qualify, for purposes of calculating the Code Section 162(m) compensation for Mr. Albright for tax purposes, as performance-based awards. The New Option Grant will be awarded with the same strike price as the May 2015 Option Grant that is being surrendered. The New Restricted Grant will contain the same pricing requirements for vesting as the May 2015 Restricted Share Grant being surrendered.

As noted herein, 112,000 shares of the awards granted to Mr. Albright in 2015 exceeded the limits of the 2010 Plan. However, when granted these shares were issued and outstanding as of their grant date and all legal requirements for their issuance under Florida law and the Company’s organizational documents were fulfilled and Mr. Albright’s ability to enforce his rights to such grants could not be negated or otherwise impaired. All requirements under ASC 718-10-20 were met including, a mutual understanding of the key terms and conditions of the awards, the company was contingently liable to issue the awards, and all required approvals for the awards to be legally issued and outstanding were obtained as of the grant date. Consequently, the 112,000 shares were deemed appropriately reflected as stock compensation expense as of the year ended December 31, 2015.

Effective as of February 26, 2016, the Company entered into amendments to the employment agreements and certain restricted share award agreements of Messrs. Albright, Patten, and Smith to clarify the Company’s intention that the restricted shares granted thereunder, if they are subject to performance-based vesting conditions, will fully vest upon the executive’s termination of employment without cause or his resignation for good reason (as such terms are defined in his employment agreement), in each case, at any time during the 24-month period following a change in control. The Company is currently evaluating the impact, if any, of the modification of the restricted share award agreements of Messrs. Albright, Patten, and Smith for the valuation established at the original date of grant and therefore the potential impact on compensation.

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

NOTE 18.	INCOME TAXES (continued)

The provisions for income tax benefit (expense) are summarized as follows:

	2015		2014		2013
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$479,671	$(5,607,970)	$(2,233,512)	$(1,223,260)	$(1,817,112)	$264,121
State	185,584	(326,389)	(302,896)	(71,195)	(354,061)	15,372
Total	$665,255	$(5,934,359)	$(2,536,408)	$(1,294,455)	$(2,171,173)	$279,493

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

The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows:

	Deferred Tax
	2015	2014
Deferred Income Tax Assets
Depreciation	$2,833,613	$2,541,509
Intangible Lease Liabilities	12,336,115	—
Deferred Revenue on Land Sales	4,524,189	—
Deferred Oil Lease Income	405,313	545,179
Deferred Lease Expense	1,003,967	1,147,181
Pension and Other Post Retirement Benefits	—	55,083
Stock Options	1,020,855	621,489
Unrealized Loss on Investment Securities	432,677	—
Impairment Reserves	1,688,979	1,688,979
Other - Net	381,897	80,501
Gross Deferred Income Tax Assets	24,627,605	6,679,921
Less - Valuation Allowance	(415,453)	(415,453)
Net Deferred Income Tax Assets	24,212,152	6,264,468
Deferred Income Tax Liabilities
Sales of Real Estate	$(62,067,529)	$(39,635,433)
Discount on Equity Component of Convertible Debt	(1,150,507)	—
Basis Difference in Joint Venture	(342,015)	(342,015)
Other - Net	(178,507)	(325,462)
Total Deferred Income Tax Liabilities	(63,738,558)	(40,302,910)
Net Deferred Income Tax Liabilities	$(39,526,406)	$(34,038,442)

In assessing the realizability of deferred income tax assets, Management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2015 and 2014, we believe it is more likely than not that a portion of the Company’s deferred income tax assets will not be realized, and accordingly, a valuation allowance has been provided. As of December 31, 2015 and 2014, the valuation allowance was approximately $415,000.

As of December 31, 2015 and 2014, the valuation allowance relates solely to a basis difference in a joint venture with a wholly owned and fully consolidated subsidiary, and no valuation allowance is provided for charitable contribution carryforwards due to the expectation of full utilization during 2015 and 2014.

NOTE 18.	INCOME TAXES (continued)

Following is a reconciliation of the income tax computed at the federal statutory rate of 35% for 2015, 2014, and 2013:

	Year ended December 31,
	2015	2014	2013
Income Tax (Expense) Benefit Computed at Federal Statutory Rate	$(4,481,029)	$(3,575,138)	$(1,558,626)
Increase (Decrease) Resulting from:
State Income Tax, Net of Federal Income Tax Benefit	(755,481)	(349,334)	(149,791)
Other Reconciling Items	(32,594)	93,609	(183,263)
Benefit (Expense) for Income Taxes	$(5,269,104)	$(3,830,863)	$(1,891,680)

The effective income tax rate for each of the three years ended December 31, 2015, 2014, and 2013, including income taxes attributable to the discontinued operations, was 38.9%, 37.5%, and 41.3%, respectively. There were no changes to unrecognized tax benefits during the years ended December 31, 2015, 2014, and 2013.

The Company files a consolidated income tax return in the United States Federal jurisdiction and the States of Arizona, Colorado, California, Florida, Illinois, Georgia, Maryland, North Carolina, Texas, and Washington. The Internal Revenue Service has audited the federal tax returns through the year ended December 31, 2012, with all proposed adjustments settled. The Company recognizes all potential accrued interest and penalties to unrecognized tax benefits in income tax expense. For the years ended December 31, 2015, 2014, and 2013 the Company recognized no uncertain tax positions or accrued interest and penalties for uncertain tax positions.

Net income taxes paid during the years ended December 31, 2015, 2014, and 2013 totaled approximately $1.2 million, $3.0 million, and $1.6 million, respectively.

NOTE 19.	COMMITMENTS AND CONTINGENCIES

MINIMUM FUTURE RENTAL PAYMENTS

The Company leases, as lessee, certain equipment, land, and improvements under operating leases.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2015, are summarized as follows:

Year Ending December 31,	Amounts
2016	$555,137
2017	330,340
2018	297,318
2019	298,076
2020	302,382
2021 and thereafter (cumulative)	515,169
Total	$2,298,422

Rental expense under all operating leases amounted to approximately $410,000, $408,000, and $402,000, for the years ended December 31, 2015, 2014, and 2013, respectively.

MINIMUM FUTURE RENTAL RECEIPTS

Additionally, the Company, as lessor, leases certain land, buildings, and improvements under operating leases.

NOTE 19.	COMMITMENTS AND CONTINGENCIES (continued)

Minimum future rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2015, are summarized as follows:

Year Ending December 31,	Amounts
2016	$20,026,799
2017	18,721,100
2018	18,494,138
2019	18,106,882
2020	16,777,882
2021 and thereafter (cumulative)	75,528,605
Total	$167,655,406

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

In September 2010, St. Johns River Water Management District (the “District”) served the Company with an administrative complaint filed with the Florida Division of Administrative Hearings in connection with certain Company agricultural operations. In August 2012, the Company submitted a proposed settlement offer to the District, offering certain undeveloped acreage owned by the Company. The Company accrued a reserve equal to $611,691 in the quarter ended September 30, 2012, reflecting the Company’s carrying value of the acreage offered to settle the matter. In December 2012, the Company and the District executed a settlement agreement (“SJRWMD Agreement”) in which the Company agreed to submit an after-the-fact permit application and increased the undeveloped acreage offered for mitigation in connection with the permit. The Company adjusted the reserve to a total of $723,058 to reflect the increased acreage offered in the SJRWMD Agreement. The SJRWMD Agreement was contingent upon the Company and the District reaching agreement on a management fee and issuance of the permit. The Company submitted its permit application on January 28, 2013. In March 2013, the Company conveyed the acreage contemplated by the SJRWMD Agreement, the District issued the after-the-fact permit and the litigation was settled.

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

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving the property. The proposed road modifications would impact access to the Company’s property that is leased to Harris Teeter. The Company does not believe the road modifications provided a basis for Harris Teeter to terminate the lease. Regardless, in January 2013, the North Carolina Department of Transportation (“NCDOT”) proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City

NOTE 19.	COMMITMENTS AND CONTINGENCIES (continued)

of Charlotte proposed to build and maintain a new access road/point into the property. Construction has begun.  Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease if this project is built as currently redesigned. Because the redesigned project will not be completed until 2017, the condemnation case has been placed in administrative closure. As a result, the trial and mediation will not likely be scheduled until requested by the parties, most likely in 2017.

CONTRACTUAL COMMITMENTS - EXPENDITURES

In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac Petroleum, Inc. (“RaceTrac”) in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500, and can be paid over five years from sales of the remaining land or at the end of the fifth year. During the year ended December 31, 2013, the Company deposited $283,500 of cash in escrow related to these improvements which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of December 31, 2015 was approximately $286,000, including accrued interest. Accordingly, as of December 31, 2015, the remaining maximum commitment is $691,000.

In connection with the acquisition of the Lowes on April 22, 2014, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which are not required to be completed until December 2016. As of December 31, 2015, $100,000 of these tenant improvements had been completed and funded, leaving approximately $551,000 remaining to be funded as of December 31, 2015.

In conjunction with the Company’s sale of approximately 94.29 acres within the Tomoka Town Center the Company obligated to complete certain infrastructure improvements, including, but not limited to, the addition or expansion of roads and underlying utilities, and storm water retention (the “Infrastructure Work”). In November 2015, the Company entered into a construction agreement for approximately $7.7 million for the substantial portion of the Infrastructure Work. Approximately $1.1 million of these costs have been incurred through December 31, 2015 under this agreement and therefore, the remaining maximum commitment as of December 31, 2015 under this agreement is approximately $6.6 million. The anticipated completion for the Infrastructure Work date is September 2016.

In conjunction with the Company’s sale of approximately 18.10 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which is classified as restricted cash in the consolidated balance sheets as of December 31, 2015. The Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s is $125,000, to be paid from escrow upon completion.

In conjunction with the Company’s sale of approximately 14.98 acres of land to an affiliate of Integra Land Company (“Integra”) in December 2015, the Company agreed to reimburse Integra approximately $276,000 for a portion of the costs for road access and related utility improvements that will benefit the 14.98 acre land parcel sold to Integra as well as the surrounding acreage still owned by the Company. The Company also agreed to reimburse Integra approximately $94,000 for site relocation costs. Accordingly, in December 2015, the Company deposited a combined $370,000 of cash in escrow related to these reimbursements which are classified as restricted cash in the consolidated balance sheets as of December 31, 2015. The Company’s maximum commitment related to these reimbursements is $370,000 to be paid from escrow as costs are incurred.

CONTRACTUAL COMMITMENTS – LAND PIPELINE

As of December 31, 2015, the Company had executed definitive purchase and sale agreements with four different buyers whose intended use for the land under contract includes residential (including multi-family), retail and mixed-use retail, and office. These agreements, in aggregate, represent the potential sale of over 1,700 acres, or 16% of our land holdings, with anticipated sales proceeds totaling approximately $56.0 million. These agreements contemplate closing dates ranging from the second quarter of 2016 to year end 2018. Each of the transactions are in varying stages of due diligence and entitlement by the various buyers including, in some instances, having made submissions to the planning and development departments of applicable governmental authorities. In addition to other customary closing conditions, the majority of these transactions are conditioned upon both the receipt of approvals from various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the

NOTE 19.	COMMITMENTS AND CONTINGENCIES (continued)

prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

Minto Communities

One of the four executed purchase and sale agreements is with an affiliate of Minto Communities for Minto’s planned development of a 3,400 unit master planned age restricted residential community on an approximate 1,600 acre parcel of the Company’s land holdings west of Interstate 95. The Company now expects this transaction is more likely to close in the second half of 2016 as entitlement and permitting work is still on going.

Tomoka Town Center

The NADG – First Parcel sale represents the first of multiple transactions contemplated under a single purchase and sale agreement with an affiliate of the North American Development Group (the “NADG Agreement”).  The NADG Agreement provides NADG with the ability to acquire portions of the remaining acreage under contract (the “Option Parcels”) in multiple, separate, transactions through 2018 (the “Option Period”). The Option Parcels represent a total of approximately 85.95 acres and total potential proceeds to the Company of approximately $22.2 million. Pursuant to the NADG Agreement, NADG can close on any and all of the Option Parcels at any time during the Option Period with the first of the Option Parcels contemplated to close in the first half of 2016,should certain conditions be met. The NADG Agreement also establishes a price escalation that would be applied to any of the Option Parcels that are acquired after January 2017, and an additional higher price escalation that would be applied to any Option Parcels acquired in 2018.

OTHER MATTERS

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. We believe the issues raised by, and the land which is the subject of, this inquiry are similar to or the same as those which were addressed and resolved by the settlement agreement executed in December 2012 between the Company and the St. Johns River Water Management District (the “District”) and the permit which the District subsequently issued to the Company. During the fourth quarter of 2015, based on discussions with the federal regulatory agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of approximately $187,500 has been accrued as of December 31, 2015. Also during the fourth quarter of 2015, the federal regulatory agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands mitigation and restoration relating to the approximately 160 acres. The Company’s third-party environmental engineers have estimated the cost for restoration activities to range from approximately $1.7 million to approximately $1.9 million. As of December 31, 2015, the Company accrued an obligation for the low end of the estimated range of possible restoration costs of approximately $1.7 million and included such estimated costs on the consolidated balance sheet as a corresponding increase in the basis of our land and development costs associated with those acres. The Company believes there is at least a reasonable possibility that the estimated liability of approximately $1.7 million could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheet and future cash flows. On an ongoing basis, the Company evaluates its estimates, however, actual results may differ from those estimates. Additionally, the Company anticipates the remaining approximately 60 acres will require mitigation activities which could be satisfied by the Company through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. The Company anticipates that resolution of this matter will allow the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the certain land sale contract. The number of mitigation credits that may be required is not currently estimable and as the utilization or purchase of such credits would be incorporated into the basis of the land under contract, no amounts related to mitigation credits have been accrued as of December 31, 2015. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract and, accordingly, no amounts related to such potential future costs have been accrued as of December 31, 2015.

NOTE 19.	COMMITMENTS AND CONTINGENCIES (continued)

During the fourth quarter of 2015, the Company has received communications from a single institutional shareholder and this shareholder has made public filings which have led or could lead to the Company having to incur certain costs for legal representation, accounting services, or other third party costs to address the claims, allegations or other observations contained in their communications. Such costs, while not reasonably estimable, may represent significant costs for the Company which would have an adverse impact on the Company’s results of operations and cash flows.

NOTE 20.	BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, commercial loan investments, real estate operations, and golf operations. Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 68.6% and 68.7% of our identifiable assets as of December 31, 2015 and 2014, respectively, and 44.3%, 41.5%, and 49.2% of our consolidated revenues for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, we had four commercial loan investments including one fixed-rate and one variable-rate mezzanine commercial mortgage loan, a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan, and a variable-rate first mortgage loan. Our real estate operations primarily consist of revenues generated from land transactions and leasing and royalty income from our interests in subsurface oil, gas and mineral rights. Our golf operations consist of a single property located in the City of Daytona Beach, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation and pro-shop with retail merchandise. The majority of the revenues generated by our golf operations are derived from members and public customers playing golf, club memberships, and food and beverage operations.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

NOTE 20.	BUSINESS SEGMENT DATA (continued)

Information about the Company’s operations in different segments for the years ended December 31, 2015, 2014, and 2013 is as follows:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Revenues:
Income Properties	$19,041,111	$14,969,647	$12,828,214
Commercial Loan Investments	2,691,385	2,190,924	1,712,913
Real Estate Operations	15,942,894	13,492,734	6,177,496
Golf Operations	5,243,485	5,125,501	5,074,898
Agriculture and Other Income	78,805	277,831	276,309
Total Revenues	$42,997,680	$36,056,637	$26,069,830
Operating Income:
Income Properties	$15,385,176	$13,015,113	$11,494,240
Commercial Loan Investments	2,691,385	2,190,924	1,712,913
Real Estate Operations	11,650,370	8,630,445	2,291,609
Golf Operations	(349,600)	(405,242)	(412,177)
Agriculture and Other Income	(147,749)	88,527	127,949
General and Corporate Expense	(8,960,273)	(10,927,261)	(8,935,157)
Total Operating Income	$20,269,309	$12,592,506	$6,279,377
Depreciation and Amortization:
Income Properties	$4,898,803	$3,210,028	$2,650,310
Commercial Loan Investments	—	—	—
Real Estate Operations	—	—	—
Golf Operations	263,335	241,134	205,097
Agriculture and Other	50,759	39,323	29,910
Total Depreciation and Amortization	$5,212,897	$3,490,485	$2,885,317
Capital Expenditures:
Income Properties	$84,261,324	$43,766,003	$40,418,981
Commercial Loan Investments	15,394,879	30,208,075	17,658,204
Real Estate Operations ($5,744,636 Contributed by Consolidated VIE)	11,489,272	—	—
Golf Operations	109,505	219,199	223,690
Agriculture and Other	38,714	140,970	146,165
Total Capital Expenditures	$111,293,694	$74,334,247	$58,447,040

	As of
	December 31, 2015	December 31, 2014
Identifiable Assets:
Income Properties	$277,519,902	$190,087,575
Commercial Loan Investments	38,487,119	30,274,302
Real Estate Operations	59,787,157	43,833,515
Golf Operations	3,607,259	3,639,903
Agriculture and Other	26,615,076	8,757,153
Total Assets	$406,016,513	$276,592,448

NOTE 20.	BUSINESS SEGMENT DATA (continued)

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

NOTE 21.	VARIABLE INTEREST ENTITY

During the year ended December 31, 2015, the Company entered into a real estate venture with an unaffiliated third party institutional investor, whereby the venture acquired approximately six acres of vacant beachfront property located in Daytona Beach, Florida. The Company acquired its 50% interest in the real estate venture for approximately $5.7 million and will serve as its general partner with day-to-day management responsibilities. The venture is structured such that the Company will earn a base management fee and will receive a preferred interest as well as a promoted interest if certain return hurdles are achieved. The Company’s preferred interest represents the first 9% of the investment return achieved at the disposition of the property. GAAP requires consolidation of a variable interest entity (“VIE”) in which an enterprise has a controlling financial interest and is the primary beneficiary. Upon entering into the venture described above and as of December 31, 2015, the Company determined it has a controlling financial interest and is the primary beneficiary; therefore, the venture is a VIE and has been consolidated in the Company’s financial statements.

As of December 31, 2015, the VIE has one asset totaling $11,329,574 consisting of the six acre vacant beachfront property. During the year ended December 31, 2015 the Company contributed 50%, or $5,664,787, to the VIE for the initial property acquisition, with the other 50% contributed by the noncontrolling interest in the consolidated VIE. This consolidated venture has been accounted for in real estate operations with the inter-company management fees totaling approximately $9,000 eliminated upon consolidation.

NOTE 22.	SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions that have occurred after December 31, 2015, the date of the consolidated balance sheet.

On February 18, 2016, the Company acquired a 4,685 square-foot building situated on approximately 0.37 acres in Dallas, Texas which was 100% occupied and leased to two tenants, anchored by 7-Eleven, Inc. The purchase price was approximately $2.5 million, and as of the acquisition date, the weighted average remaining term of the leases was approximately 8.3 years. The transaction is expected to be part of a 1031 like-kind exchange.

Subsequent to December 31, 2015 through February 24, 2016 the Company repurchased 24,024 shares of its common stock on the open market for a total cost of approximately $1.1 million, or an average price per share of $46.21. These represent the first repurchases made under the new $10 million repurchase program approved in the fourth quarter of 2015.

See Note 17 “Stock-Based Compensation,” related to certain events occurring subsequent to December 31, 2015 related to stock-based compensation matters.

There were no other reportable subsequent events or transactions.

NOTE 23.	QUARTERLY FINANCIAL DATA

QUARTERLY FINANCIAL DATA

(UNAUDITED)

	March 31,		June 30,		September 30,		December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Revenues
Income Properties	$4,260,675	$3,404,359	$4,132,052	$3,552,130	$5,034,090	$3,864,632	$5,614,294	$4,148,526
Interest Income from Commercial Loan Investments	631,484	943,890	638,710	255,769	546,640	382,087	874,551	609,178
Real Estate Operations	859,801	1,349,247	1,368,141	1,053,585	1,748,398	8,781,759	11,966,554	2,308,143
Golf Operations	1,537,426	1,417,379	1,448,567	1,432,398	949,083	994,651	1,308,409	1,281,073
Agriculture and Other Income	18,939	57,844	20,738	17,477	19,504	182,731	19,624	19,779
Total Revenues	7,308,325	7,172,719	7,608,208	6,311,359	8,297,715	14,205,860	19,783,432	8,366,699
Direct Cost of Revenues
Income Properties	(640,846)	(340,019)	(682,887)	(484,492)	(997,760)	(456,869)	(1,334,442)	(673,154)
Real Estate Operations	(598,723)	(251,950)	(305,853)	(193,627)	(316,613)	(3,572,082)	(3,071,335)	(844,630)
Golf Operations	(1,389,612)	(1,333,026)	(1,456,232)	(1,512,194)	(1,355,469)	(1,309,789)	(1,391,772)	(1,375,734)
Agriculture and Other Income	(55,151)	(61,413)	(43,195)	(49,119)	(51,484)	(34,158)	(76,724)	(44,614)
Total Direct Cost of Revenues	(2,684,332)	(1,986,408)	(2,488,167)	(2,239,432)	(2,721,326)	(5,372,898)	(5,874,273)	(2,938,132)
General and Administrative Expenses	(1,469,766)	(1,510,434)	(1,874,877)	(1,545,247)	(2,778,960)	(1,506,964)	(2,630,176)	(2,454,591)
Impairment Charges	(510,041)	—	—	—	—	(421,040)	—	—
Depreciation and Amortization	(1,155,739)	(772,008)	(1,071,752)	(846,381)	(1,417,129)	(886,618)	(1,568,277)	(985,478)
Gain on Disposition of Assets	5,440	—	12,749	—	3,763,140	—	1,735,115	1,500
Total Operating Expenses	(5,814,438)	(4,268,850)	(5,422,047)	(4,631,060)	(3,154,275)	(8,187,520)	(8,337,611)	(6,376,701)
Operating Income	1,493,887	2,903,869	2,186,161	1,680,299	5,143,440	6,018,340	11,445,821	1,989,998
Investment Income (Loss)	150,459	13,947	74,818	14,371	170,466	14,246	(186,864)	19,172
Interest Expense	(1,066,502)	(467,651)	(1,888,434)	(517,778)	(1,892,145)	(569,154)	(2,072,686)	(884,978)
Income (Loss) from Continuing Operations Before Income Tax	577,844	2,450,165	372,545	1,176,892	3,421,761	5,463,432	9,186,271	1,124,192
Income Tax (Expense) Benefit	(224,488)	(949,758)	(147,928)	(453,984)	(1,349,480)	(1,984,741)	(3,547,208)	(442,380)
Income (Loss) from Continuing Operations	353,356	1,500,407	224,617	722,908	2,072,281	3,478,691	5,639,063	681,812
Income (Loss) from Discontinued Operations (Net of Tax)	—	—	—	—	—	—	—	-
Net Income (Loss)	353,356	1,500,407	224,617	722,908	2,072,281	3,478,691	5,639,063	681,812
Less: Net Loss (Income) Attributable to Noncontrolling Interest in Consolidated VIE	—	—	—	—	7,590	—	50,259	—
Net Income (Loss) Attributable to Consolidated-Tomoka Land Co.	$353,356	$1,500,407	$224,617	$722,908	$2,079,871	$3,478,691	$5,689,322	$681,812

Per Share Information:
Basic
Net Income (Loss) Attributable to Consolidated-Tomoka Land Co.	$0.06	$0.26	$0.04	$0.13	$0.36	$0.60	$0.99	$0.12

Diluted
Net Income (Loss) Attributable to Consolidated-Tomoka Land Co.	$0.06	$0.26	$0.04	$0.13	$0.36	$0.60	$0.98	$0.12

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2015

				Costs Capitalized
				Subsequent to
	Initial Cost to Company			Acquisition
			Buildings &		Carrying
Description	Encumbrances	Land	Improvements	Improvements	Costs
	$	$	$	$	$
Income Properties:
American Signature Furniture, Daytona Beach, FL	—	2,226,066	2,069,927	—	—
Bank of America, Garden Grove, CA	1,840,985	1,745,447	1,454,531	—	—
Bank of America, La Habra, CA	1,236,866	571,573	1,578,333	—	—
Bank of America, Laguna, CA	1,657,646	1,231,328	1,649,972	—	—
Bank of America, Los Alamitos, CA	922,796	771,976	832,016	—	—
Bank of America, Puerta Real Mission Viejo, CA	734,920	523,539	753,890	—	—
Bank of America, Trabuco Mission Viejo, CA	1,115,623	544,713	1,394,450	—	—
Bank of America, Walnut, CA	1,298,571	1,043,050	1,214,110	—	—
Bank of America, Westminster, CA	1,744,565	1,950,902	1,081,480	—	—
Bank of America, Yorba Linda, CA	1,003,175	1,245,514	498,193	—	—
Barnes & Noble, Daytona Beach, FL	—	1,798,600	3,803,000	—	—
Best Buy, McDonough, GA	—	2,622,682	3,150,000	—	—
Big Lots, Germantown, MD	3,300,000	1,781,918	2,951,231	—	—
Big Lots, Phoenix, AZ	3,400,000	1,715,717	3,050,164	—	—
Buffalo Wild Wings, Phoenix, AZ	987,715	1,716,834	—	—	—
Container Store, Glendale, AZ	—	1,968,398	5,493,102	—	—
CVS, Sebring, FL	—	1,312,472	1,722,559	—	—
CVS, Tallahassee, FL	2,112,360	590,800	1,595,000	1,485,878	—
Dick's Sporting Goods, McDonough, GA	—	3,934,022	4,725,000	—	—
Harris Teeter Supermarket, Charlotte, NC	6,600,000	5,601,837	3,409,338	—	—
Hilton Resorts Corporation (Office), Orlando, FL	5,171,434	2,810,942	6,590,681	—	—
Hilton Resorts Corporation (Office), Orlando, FL	2,128,566	1,210,138	2,453,690	205,887	—
JP Morgan Chase Bank, Chicago, IL	2,029,983	3,528,492	—	—	—
Lowe's, Katy, TX	8,500,000	9,412,181	3,480,650	—	—
Lowe's, Lexington, NC	—	5,048,640	4,548,880	—	—
PNC Bank, Altamonte Springs, FL	—	3,435,502	410,961	—	—
Rite Aid, Renton, WA	4,700,000	2,036,235	4,148,415	—	—
Riverside, Jacksonville, FL	—	6,019,815	14,239,515	112,277	—
The Grove at Winter Park, Winter Park, FL	—	1,240,000	1,860,000	23,246	—
Walgreens, Alpharetta, GA	—	3,265,623	1,406,160	—	—
Walgreens, Boulder, CO	3,963,967	3,474,934	3,415,186	—	—
Walgreens, Clermont, FL	3,500,000	3,021,665	1,269,449	—	—
Walgreens, Palm Bay, FL	2,450,828	1,102,640	3,157,360	—	—
Wells Fargo, Raleigh, NC	—	8,680,056	59,166,753	—	—
Whole Foods Market Centre, Sarasota, FL	—	4,497,825	13,103,480	79,242	—
Mason Commerce Center-Bldg 1, Daytona Beach, FL	—	66,304	1,277,027	1,057,677	—
Mason Commerce Center-Bldg 2, Daytona Beach, FL	—	66,304	1,277,027	913,032	—
Williamson Business Park-Bldg 3, Daytona Beach, FL	—	110,509	1,008,784	194,458	—
Williamson Business Park-Bldg 4, Daytona Beach, FL	—	110,509	999,320	873,902	—
Concierge Office Building, Daytona Beach, FL	—	293,872	2,862,171	157,497	—
Vacant Pad Site, Winter Park, FL	—	436,400	—	—	—
	60,400,000	94,765,974	169,101,805	5,103,096	—

Gross Amount at Which

Carried at Close of Period

December 31, 2015

	Land	Buildings	Total	Depreciation	Construction	Acquired	Life
	$	$	$	$
Income Properties:
American Signature Furniture, Daytona Beach, FL	2,226,066	2,069,927	4,295,993	148,326	N/A	07/17/14	35 Yrs.
Bank of America, Garden Grove, CA	1,745,447	1,454,531	3,199,978	112,120	N/A	12/13/12	40 Yrs.
Bank of America, La Habra, CA	571,573	1,578,333	2,149,906	118,212	N/A	12/13/12	40 Yrs.
Bank of America, Laguna, CA	1,231,328	1,649,972	2,881,300	127,185	N/A	12/13/12	40 Yrs.
Bank of America, Los Alamitos, CA	771,976	832,016	1,603,992	62,401	N/A	12/13/12	40 Yrs.
Bank of America, Puerta Real Mission Viejo, CA	523,539	753,890	1,277,429	58,112	N/A	12/13/12	40 Yrs.
Bank of America, Trabuco Mission Viejo, CA	544,713	1,394,450	1,939,163	107,489	N/A	01/03/13	40 Yrs.
Bank of America, Walnut, CA	1,043,050	1,214,110	2,257,160	91,058	N/A	01/03/13	40 Yrs.
Bank of America, Westminster, CA	1,950,902	1,081,480	3,032,382	83,364	N/A	01/03/13	40 Yrs.
Bank of America, Yorba Linda, CA	1,245,514	498,193	1,743,707	37,523	N/A	01/03/13	40 Yrs.
Barnes & Noble, Daytona Beach, FL	1,798,600	3,803,000	5,601,600	1,426,125	N/A	12/15/05	40 Yrs.
Best Buy, McDonough, GA	2,622,682	3,150,000	5,772,682	754,688	N/A	06/15/06	40 Yrs.
Big Lots, Germantown, MD	1,781,918	2,951,231	4,733,149	172,155	N/A	09/13/13	40 Yrs.
Big Lots, Phoenix, AZ	1,715,717	3,050,164	4,765,881	222,408	N/A	01/23/13	40 Yrs.
Buffalo Wild Wings, Phoenix, AZ	1,716,834	—	1,716,834	—	N/A	09/30/12	N/A
Container Store, Glendale, AZ	1,968,398	5,493,102	7,461,500	75,655	N/A	05/18/15	55 Yrs.
CVS, Sebring, FL	1,312,472	1,722,559	3,035,031	556,243	N/A	02/04/03	40 Yrs.
CVS, Tallahassee, FL	590,800	3,080,878	3,671,678	677,661	N/A	12/13/00	40 Yrs.
Dick's Sporting Goods, McDonough, GA	3,934,022	4,725,000	8,659,022	1,132,031	N/A	06/15/06	40 Yrs.
Harris Teeter Supermarket, Charlotte, NC	5,601,837	3,409,338	9,011,175	660,559	N/A	04/17/08	40 Yrs.
Hilton Resorts Corporation (Office), Orlando, FL	2,810,942	6,590,681	9,401,623	467,716	N/A	01/30/13	40 Yrs.
Hilton Resorts Corporation (Office), Orlando, FL	1,210,138	2,659,577	3,869,715	192,512	N/A	01/30/13	40 Yrs.
JP Morgan Chase Bank, Chicago, IL	3,528,492	—	3,528,492	—	N/A	11/30/12	N/A
Lowe's, Katy, TX	9,412,181	3,480,650	12,892,831	225,649	N/A	04/22/14	30 Yrs.
Lowe's, Lexington, NC	5,048,640	4,548,880	9,597,520	1,241,465	N/A	01/20/05	40 Yrs.
PNC Bank, Altamonte Springs, FL	3,435,502	410,961	3,846,463	109,590	N/A	05/25/05	40 Yrs.
Rite Aid, Renton, WA	2,036,235	4,148,415	6,184,650	250,633	N/A	07/25/13	40 Yrs.
Riverside, Jacksonville, FL	6,019,815	14,351,792	20,371,607	277,068	N/A	07/16/15	43 Yrs.
The Grove at Winter Park, Winter Park, FL	1,240,000	1,883,246	3,123,246	47,124	N/A	03/31/04	40 Yrs.
Walgreens, Alpharetta, GA	3,265,623	1,406,160	4,671,783	413,060	N/A	04/11/12	40 Yrs.
Walgreens, Boulder, CO	3,474,934	3,415,186	6,890,120	320,174	N/A	05/27/04	40 Yrs.
Walgreens, Clermont, FL	3,021,665	1,269,449	4,291,114	367,611	N/A	02/12/03	40 Yrs.
Walgreens, Palm Bay, FL	1,102,640	3,157,360	4,260,000	1,151,121	N/A	11/18/15	40 Yrs.
Wells Fargo, Raleigh, NC	8,680,056	59,166,753	67,846,809	149,844	N/A	10/07/14	45 Yrs.
Whole Foods Market Centre, Sarasota, FL	4,497,825	13,182,722	17,680,547	398,269	N/A	12/30/14	40 Yrs.
Mason Commerce Center-Bldg 1, Daytona Beach, FL	66,304	2,334,704	2,401,008	667,399	09/01/08	N/A	40 Yrs.
Mason Commerce Center-Bldg 2, Daytona Beach, FL	66,304	2,190,059	2,256,363	641,407	09/01/08	N/A	40 Yrs.
Williamson Business Park-Bldg 3, Daytona Beach, FL	110,509	1,203,242	1,313,751	63,613	05/01/14	N/A	40 Yrs.
Williamson Business Park-Bldg 4, Daytona Beach, FL	110,509	1,873,222	1,983,731	78,045	05/01/14	N/A	40 Yrs.
Concierge Office Building, Daytona Beach, FL	293,872	3,019,668	3,313,540	688,464	07/01/09	N/A	40 Yrs.
Vacant Pad Site, Winter Park, FL	436,400	-	436,400	-	N/A	05/28/15	N/A
	94,765,974	174,204,901	268,970,875	14,374,079

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2015

	2015	2014	2013
	$	$	$
Cost:
Balance at Beginning of Year	209,294,277	170,194,285	151,226,811
Additions and Improvements	97,767,725	42,908,366	36,607,950
Adjust to Fair Value	(2,343,013)	—	—
Cost of Real Estate Sold	(20,431,548)	(3,808,374)	(17,640,476)
Reclassification to Land and Development Costs	(15,316,566)
Balance at End of Year	268,970,875	209,294,277	170,194,285

	$	$	$
Accumulated Depreciation:
Balance at Beginning of Year	14,073,096	11,986,949	11,135,501
Depreciation and Amortization	3,224,227	2,441,593	2,066,386
Depreciation on Real Estate Sold	(2,472,192)	(355,446)	(1,214,938)
Reclassification to Land and Development Costs	(451,052)
Balance at End of Year	14,374,079	14,073,096	11,986,949

(1) Reconciliation to Consolidated Balance Sheet at December 31, 2015
Income Properties, Land, Buildings, and Improvements			268,970,875
			268,970,875
(2) Cost Basis of Assets Classified as Held for Sale on Balance Sheet			—
Total Per Schedule			268,970,875

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

FOR THE YEAR ENDED DECEMBER 31, 2015

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amounts of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
	%			$	$	$	$
Mezzanine Mortgage Loans:
Hotel – Atlanta, GA	12.00%	February 2019	Principal payable in full at maturity	—	5,000,000	5,000,000	—
Hotel – Dallas, TX	30-day LIBOR plus 7.25%	September 2019	Principal payable in full at maturity	—	10,000,000	10,000,000	—
Junior Mortgage Loan:
Retail Shopping Center – Sarasota, FL	30-day LIBOR plus 7.25%	June 2018	Principal payable in full at maturity	—	8,960,467	8,960,467	—
First Mortgage Loan:
Real Estate – San Juan, Puerto Rico	30-day LIBOR plus 9.00%	September 2020	Principal payable in full at maturity	—	14,500,000	14,371,489	—
Totals				—	38,460,467	38,331,956	—

	2015	2014	2013
	$	$	$
Balance at Beginning of Year	30,208,074	18,845,053	—
Additions During the Year:
New Mortgage Loans(1)	15,394,878	30,266,498	17,506,500
Loan Fees Paid	40,000	6,858	90,516
Accretion of Discount(2)	—	649,658	1,403,842
Accretion of Origination Fees(3)	74,781	30,326	—
Deductions During the Year:
Collection of Principal	(7,200,909)	(19,465,000)	(95,000)
Collection of Origination Fees	(181,250)	(88,750)	—
Amortization of Fees	(3,618)	(36,569)	(60,805)
Balance at End of Year	38,331,956	30,208,074	18,845,053

(1)	Includes 2015 construction loan draws
(2)	Non-cash accretion of discount
(3)	Non-cash accretion of loan origination fees