Form 10-Q
period 2016-03-31
CONSOLIDATED TOMOKA LAND CO
filed 2016-05-03
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Class of Common Stock Outstanding

April 21, 2016

$1.00 par value 5,829,154

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2016	December 31, 2015
ASSETS
Property, Plant, and Equipment:
Income Properties, Land, Buildings, and Improvements	$222,050,371	$268,970,875
Golf Buildings, Improvements, and Equipment	3,432,681	3,432,681
Other Furnishings and Equipment	1,060,007	1,044,139
Construction in Progress	300,537	50,610
Total Property, Plant, and Equipment	226,843,596	273,498,305
Less, Accumulated Depreciation and Amortization	(13,810,409)	(16,242,277)
Property, Plant, and Equipment—Net	213,033,187	257,256,028
Land and Development Costs ($11,329,574 Related to Consolidated VIE as of March 31, 2016 and December 31, 2015)	55,839,895	53,406,020
Intangible Lease Assets—Net	17,227,910	20,087,151
Assets Held for Sale	47,657,971	-
Impact Fee and Mitigation Credits	4,445,209	4,554,227
Commercial Loan Investments	38,343,673	38,331,956
Cash and Cash Equivalents	7,371,196	4,060,677
Restricted Cash	15,156,505	14,060,523
Investment Securities	-	5,703,767
Refundable Income Taxes	660,491	858,471
Other Assets	8,518,819	6,034,824
Total Assets	$408,254,856	$404,353,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$4,383,188	$1,934,417
Accrued and Other Liabilities	7,160,789	8,867,919
Deferred Revenue	9,051,509	14,724,610
Intangible Lease Liabilities - Net	31,476,665	31,979,559
Accrued Stock-Based Compensation	75,662	135,554
Deferred Income Taxes—Net	42,233,843	39,526,406
Long-Term Debt	170,798,799	166,796,853
Total Liabilities	265,180,455	263,965,318
Commitments and Contingencies - See Note 17
Shareholders’ Equity:
Consolidated-Tomoka Land Co. Shareholders' Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 6,017,673 shares issued and 5,828,938 shares outstanding at March 31, 2016; 6,068,310 shares issued and 5,908,437 shares outstanding at December 31, 2015	5,910,536	5,901,510
Treasury Stock – 188,735 shares at March 31, 2016; 159,873 shares at December 31, 2015	(9,206,024)	(7,866,410)
Additional Paid-In Capital	18,926,384	16,991,257
Retained Earnings	121,868,720	120,444,002
Accumulated Other Comprehensive Income (Loss)	-	(688,971)
Total Consolidated-Tomoka Land Co. Shareholders' Equity	137,499,616	134,781,388
Noncontrolling Interest in Consolidated VIE	5,574,785	5,606,938
Total Shareholders’ Equity	143,074,401	140,388,326
Total Liabilities and Shareholders’ Equity	$408,254,856	$404,353,644

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2016	2015
Revenues
Income Properties	$6,429,241	$4,260,675
Interest Income from Commercial Loan Investments	881,245	631,484
Real Estate Operations	9,560,898	859,801
Golf Operations	1,464,359	1,537,426
Agriculture and Other Income	18,692	18,939
Total Revenues	18,354,435	7,308,325
Direct Cost of Revenues
Income Properties	(1,176,707)	(640,846)
Real Estate Operations	(2,257,041)	(598,723)
Golf Operations	(1,404,588)	(1,389,612)
Agriculture and Other Income	(48,051)	(55,151)
Total Direct Cost of Revenues	(4,886,387)	(2,684,332)
General and Administrative Expenses	(4,797,457)	(1,469,766)
Impairment Charges	(209,908)	(510,041)
Depreciation and Amortization	(2,067,367)	(1,155,739)
Gain on Disposition of Assets	—	5,440
Total Operating Expenses	(11,961,119)	(5,814,438)
Operating Income	6,393,316	1,493,887
Investment Income (Loss)	(566,384)	150,459
Interest Expense	(2,091,766)	(1,066,502)
Income from Continuing Operations Before Income Tax Expense	3,735,166	577,844
Income Tax Expense	(2,342,601)	(224,488)
Income from Continuing Operations	1,392,565	353,356
Income from Discontinued Operations (Net of Tax)	—	—
Net Income	1,392,565	353,356
Less: Net Loss Attributable to Noncontrolling Interest in Consolidated VIE	32,153	—
Net Income Attributable to Consolidated-Tomoka Land Co.	$1,424,718	$353,356

Per Share Information- See Note 10:
Basic
Net Income from Continuing Operations Attributable to Consolidated-Tomoka Land Co.	$0.25	$0.06
Net Income from Discontinued Operations Attributable to Consolidated-Tomoka Land Co. (Net of Tax)	-	-
Net Income Attributable to Consolidated-Tomoka Land Co.	$0.25	$0.06

Diluted
Net Income from Continuing Operations Attributable to Consolidated-Tomoka Land Co.	$0.25	$0.06
Net Income from Discontinued Operations Attributable to Consolidated-Tomoka Land Co. (Net of Tax)	-	-
Net Income Attributable to Consolidated-Tomoka Land Co.	$0.25	$0.06

Dividends Declared and Paid	$-	$-

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

Net Income Attributable to Consolidated-Tomoka Land Co.	$1,424,718	$353,356
Other Comprehensive Income
Realized Loss (Gain) on Investment Securities Sold (Net of Tax of $222,025 and $(49,240) for the three months ended March 31, 2016 and 2015, respectively)	353,542	(81,551)
Unrealized Gain on Investment Securities (Net of Tax of $210,652 and $144,200 for the three months ended March 31, 2016 and 2015, respectively)	335,429	229,619
Total Other Comprehensive Income, Net of Tax	688,971	148,068
Total Comprehensive Income	$2,113,689	$501,424

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Consolidated-Tomoka Land Co. Shareholders
	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Consolidated-Tomoka Land Co. Shareholders’ Equity	Noncontrolling Interest in Consolidated VIE	Total Shareholders' Equity
Balance January 1, 2016	5,901,510	(7,866,410)	16,991,257	120,444,002	(688,971)	134,781,388	5,606,938	140,388,326
Net Income	—	—	—	1,424,718	—	1,424,718	(32,153)	1,392,565
Stock Repurchase	—	(1,339,614)	—	—	—	(1,339,614)	—	(1,339,614)
Vested Restricted Stock	8,884	—	(205,090)	—	—	(196,206)	—	(196,206)
Stock Issuance	142	—	7,342	—	—	7,484	—	7,484
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	2,132,875	—	—	2,132,875	—	2,132,875
Other Comprehensive Income, Net of Tax	—	—	—	—	688,971	688,971	—	688,971
Balance March 31, 2016	$5,910,536	$(9,206,024)	$18,926,384	$121,868,720	$-	$137,499,616	$5,574,785	$143,074,401

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2016	2015
Cash Flow from Operating Activities:
Net Income	$1,392,565	$353,356
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,067,367	1,155,739
Amortization of Intangible Liabilities to Income Property Revenue	(606,979)	—
Loan Cost Amortization	102,451	72,537
Amortization of Discount on Convertible Debt	273,545	25,458
Amortization of Discount on Debt Securities within Investment Securities	—	(1,691)
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	—	(5,440)
Impairment Charges	209,908	510,041
Accretion of Commercial Loan Origination Fees	(15,035)	(13,364)
Amortization of Fees on Acquisition of Commercial Loan Investments	3,318	—
Realized Loss (Gain) on Investment Securities	575,567	(130,791)
Deferred Income Taxes	2,272,246	39,522
Non-Cash Compensation	2,072,982	75,352
Decrease (Increase) in Assets:
Refundable Income Taxes	197,980	(398,194)
Land and Development Costs	(2,433,875)	(219,062)
Impact Fees and Mitigation Credits	109,018	353,006
Other Assets	(2,483,995)	(1,022,408)
Increase (Decrease) in Liabilities:
Accounts Payable	2,448,771	360,036
Accrued and Other Liabilities	(1,707,130)	(702,480)
Deferred Revenue	(5,673,101)	(792,527)
Net Cash Used In Operating Activities	(1,194,397)	(340,910)
Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment	(289,079)	(81,375)
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities through Business Combinations	(2,460,000)	—
Acquisition of Commercial Loan Investments	—	(161,796)
Increase in Restricted Cash	(1,095,982)	(943,597)
Proceeds from Sale of Investment Securities	6,252,362	834,964
Acquisition of Investment Securities	—	(5,048,646)
Proceeds from Disposition of Property, Plant, and Equipment	—	6,500
Net Cash Provided By (Used In) Investing Activities	2,407,301	(5,393,950)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	3,750,000	76,375,000
Cash Paid for Loan Fees	(124,049)	(47,540,011)
Cash Proceeds from Exercise of Stock Options	7,484	127,022
Cash Used to Purchase Common Stock	(1,339,614)	—
Cash From (Used for) Excess Tax Benefit (Expense) from Vesting of Restricted Stock	2,507	(29,563)
Cash Paid for Vesting of Restricted Stock	(198,713)	—
Net Cash Provided By Financing Activities	2,097,615	28,932,448
Net Increase in Cash	3,310,519	23,197,588
Cash, Beginning of Year	4,060,677	1,881,195
Cash, End of Period	$7,371,196	$25,078,783

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Income taxes refunded totaling approximately $133,000 were received during the three months ended March 31, 2016, while income taxes paid totaled approximately $577,000 during the three months ended March 31, 2015.

Interest totaling approximately $2.5 million and $815,000 was paid during the three months ended March 31, 2016 and 2015, respectively. No interest was capitalized during the three months ended March 31, 2016 or 2015, respectively.

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

The Company sold investment securities resulting in a net realized loss of approximately $576,000 during the three months ended March 31, 2016 and a net realized gain of approximately $117,000 during the three months ended March 31, 2015. Cash proceeds from these sales totaled approximately $6.3 million and $835,000 during the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016, non-cash compensation includes a reduction in the value of accrued stock-based compensation of approximately $60,000. This portion of non-cash compensation was reflected on the consolidated balance sheet as a decrease in accrued stock-based compensation and on the consolidated income statement as a decrease in general and administrative expenses.

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS

Description of Business

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own and manage forty-one commercial real estate properties in ten states in the U.S. As of March 31, 2016, we owned thirty-two single-tenant and nine multi-tenant income-producing properties with over 1,700,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,500 acres. As of March 31, 2016, we had four commercial loan investments including one fixed-rate and one variable–rate mezzanine loan, a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan, and a variable-rate first mortgage. Our golf operations consist of the LPGA International golf club, which is managed by a third party. We also lease property for twenty billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of operations for the interim periods.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016.

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

Due to the fluctuating market conditions that exist in the Florida and national real estate markets, and the volatility and uncertainty in the financial and credit markets, it is possible that the estimates and assumptions, most notably those related to the Company’s investment in income properties and commercial loans, could change materially during the time span associated with the volatility of the real estate and financial markets or as a result of a significant dislocation in those markets.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having maturities at acquisition date of 90 days or less. The Company’s bank balances as of March 31, 2016 include certain amounts over the Federal Deposit Insurance Corporation limits.

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS (continued)

Restricted Cash

Restricted cash totaled approximately $15.2 million at March 31, 2016 of which approximately $13.6 million of cash is being held in escrow, from the sales of an income property and land, to be reinvested through the like-kind exchange structure into another income property. Approximately $219,000 is being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013; approximately $751,000 is being held in three separate escrow accounts related to three separate land transactions of which one closed in December 2013 and two closed in December 2015; approximately $4,000 is being held by the consolidated variable interest entity in which the Company is the primary beneficiary; and approximately $626,000 is being held in a reserve primarily for certain required tenant improvements for the Lowes in Katy, Texas.

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

Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in investment income in the consolidated statements of operations. With respect to debt securities, when the fair value of a debt security classified as available-for-sale is less than its cost, management assesses whether or not: (i) it has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions are met, the Company must recognize an other-than-temporary impairment through earnings for the differences between the debt security’s cost basis and its fair value, and such amount is included in investment income in the consolidated statements of operations. There were no other-than-temporary impairments during the three months ended March 31, 2016 or 2015. During the fourth quarter of 2015, an other-than-temporary impairment was deemed to exist on a portion of the equity securities held by the Company, resulting in an impairment charge of approximately $60,000. The Company completed the disposition of its remaining position in investment securities during the three months ended March 31, 2016 resulting in a loss of approximately $576,000.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable at March 31, 2016 and December 31, 2015, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s investments in commercial loans approximates fair value at March 31, 2016 and December 31, 2015, since the floating and fixed rates of the loans reasonably approximate current market rates for notes with similar risks and maturities. The total face value of the Company’s long-term debt approximates fair value at March 31, 2016 and December 31, 2015, since the floating rate of our credit facility and the fixed rates of our secured financings and convertible debt reasonably approximate current market rates for notes with similar risks and maturities.

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

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS (continued)

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

Classification of Commercial Loan Investments

Loans held for investment are stated at the principal amount outstanding and include the unamortized deferred loan fees offset by any applicable unaccreted purchase discounts and origination fees, if applicable, in accordance with U.S. generally accepted accounting principles (“GAAP”).

Commercial Loan Investment Impairment

The Company’s commercial loans are held for investment. For each loan, the Company evaluates the performance of the collateral property and the financial and operating capabilities of the borrower/guarantor, in part, to assess whether any deterioration in the credit has occurred and for possible impairment of the loan. Impairment would reflect the Company’s determination that it is probable that all amounts due according to the contractual terms of the loan would not be collected. Impairment is measured based on the present value of the expected future cash flows from the loan discounted at the effective rate of the loan or the fair value of the collateral. Upon determination of an impairment, the Company would record an allowance to reduce the carrying value of the loan with a corresponding recognition of loss in the results of operations. Significant exercise of judgment is required in determining impairment, including assumptions regarding the estimate of expected future cash flows, collectability of the loan, the value of the underlying collateral and other factors including the existence of guarantees. The Company has determined that, as of March 31, 2016 and December 31, 2015, no allowance for impairment was required.

Recognition of Interest Income from Commercial Loan Investments

Interest income on commercial loan investments includes interest payments made by the borrower and the accretion of purchase discounts and loan origination fees, offset by the amortization of loan costs. Interest payments are accrued based on the actual coupon rate and the outstanding principal balance, and purchase discounts and loan origination fees are accreted into income using the effective yield method, adjusted for prepayments.

Impact Fees and Mitigation Credits

Impact fees and mitigation credits are stated at historical cost. As these assets are sold, the related revenues and cost basis are reported as revenues from, and direct costs of, real estate operations, respectively, in the consolidated statements of operations.

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of tenant reimbursable expenses. Receivables related to tenant reimbursable expenses totaled approximately $295,000 and $831,000 as of March 31, 2016 and December 31, 2015, respectively.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled approximately $2.8 million and $1.3 million as of as of March 31, 2016 and December 31, 2015, respectively. These accounts receivable are related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with three land sale transactions that closed during the fourth quarter of 2015 and one land sale transaction that closed during the first quarter of 2016.

Trade accounts receivable primarily consist of receivables related to golf operations, which are classified in other assets on the consolidated balance sheets. Trade accounts receivable related to golf operations, which primarily consist of membership and event receivables, totaled approximately $435,000 and $253,000 as of March 31, 2016 and December 31, 2015, respectively.

The collectability of the aforementioned receivables is determined based on a review of specifically identified accounts using judgments. As of as of March 31, 2016 and December 31, 2015, no allowance for doubtful accounts was required.

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

Sales of Real Estate

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

Adoption of New Accounting Standard

A certain item in the prior period’s consolidated balance sheet has been reclassified to conform to the presentation as of and for the three months ended March 31, 2016. Specifically, upon the adoption of ASU 2015-03, related to simplifying the presentation of debt issuance costs effective January 1, 2016, debt issuance costs, net of accumulated amortization, are required to be presented as a direct deduction from the carrying amount of the related long-term debt liability. The amount reclassified from other assets to long-term debt was approximately $1.7 million as of December 31, 2015.

NOTE 2. INCOME PROPERTIES

During the three months ended March 31, 2016, the Company acquired one multi-tenant income property, for an acquisition cost of approximately $2.5 million. Of the total acquisition cost, approximately $1.0 million was allocated to land, approximately $1.6 million was allocated to buildings and improvements, approximately $100,000 was allocated to intangible assets pertaining to the in-place lease value and leasing fees, and approximately $200,000 was allocated to intangible liabilities for the below market lease value. The amortization period for the intangible assets and liabilities is approximately 8.3 years. The property acquired during the three months ended March 31, 2016 is described below:

•

On February 18, 2016, the Company acquired a 4,685 square-foot building situated on approximately 0.37 acres in Dallas, TX which was 100% occupied and leased to two tenants, anchored by 7-Eleven, Inc. The purchase price was approximately $2.5 million, and as of the acquisition date, the weighted average remaining term of the leases was approximately 8.2 years.

No income properties were disposed of during the three months ended March 31, 2016; however, seventeen single-tenant properties were classified as held for sale as of March 31, 2016. Three of the seventeen properties were for sales which closed in April 2016, as described in Note 21, “Subsequent Events.” An impairment of approximately $210,000 was charged to earnings during the three months ended March 31, 2016, related to one of the April 2016 sales as described in Note 8, “Impairment of Long-Lived Assets.” The remaining fourteen properties classified as held for sale are described below:

•

On March 28, 2016, the Company entered into a purchase and sale agreement for the sale of a portfolio of fourteen single-tenant income properties (the “Portfolio Sale”). The properties include nine properties leased to Bank of America, located primarily in Orange County and also in Los Angeles County, California; two properties leased to Walgreens, located in Boulder, Colorado and Palm Bay, Florida; a property leased to a subsidiary of CVS located in Tallahassee, Florida; a ground lease for a property leased to Chase Bank located in Chicago, Illinois; and a ground lease for a property leased to Buffalo Wild Wings in Phoenix, Arizona. The sales price for the Portfolio Sale is approximately $51.6 million. The Portfolio Sale contemplates that the sales price includes the buyer’s assumption of the existing $23.1 million mortgage loan secured by the aforementioned properties. The Portfolio Sale, if completed, would result in an estimated gain of approximately $11.4 million, or approximately $1.22 per share, after tax. The Portfolio Sale is anticipated to close in the third quarter of 2016. The closing of the Portfolio Sale is subject to customary closing conditions.

No income properties were acquired or disposed of during the three months ended March 31, 2015; however two single-tenant properties were classified as held for sale as of March 31, 2015, for which the sale closed in April 2015. An impairment of approximately $510,000 was charged to earnings during the three months ended March 31, 2015, related to the April 2015 sale as described in Note 8, “Impairment of Long-Lived Assets.”

NOTE 3. COMMERCIAL LOAN INVESTMENTS

As of March 31, 2016, the Company owned four performing commercial loan investments which have an aggregate outstanding principal balance of approximately $38.5 million. These loans are secured by real estate, or the borrower’s equity interest in real estate, located in Dallas, Texas, Sarasota, Florida, Atlanta, Georgia, and San Juan, Puerto Rico and have an average remaining maturity of approximately 1.5 years and a weighted average interest rate of 9.0%.

The Company’s commercial loan investment portfolio was comprised of the following at March 31, 2016:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Mezz – Hotel – Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2016	8,960,467	8,960,467	8,960,467	30-day LIBOR plus 7.50%
Mezz – Hotel, Dallas, TX	September 2014	September 2016	10,000,000	10,000,000	10,000,000	30-day LIBOR plus 7.25%
First Mortgage – Hotel, San Juan, Puerto Rico	September 2015	September 2018	14,500,000	14,500,000	14,383,206	30-day LIBOR plus 9.00%
Total			$38,460,467	$38,460,467	$38,343,673

NOTE 3. COMMERCIAL LOAN INVESTMENTS (continued)

The carrying value of the commercial loan investment portfolio as of March 31, 2016 consisted of the following:

Total
Current Face Amount	$38,460,467
Unamortized Fees	33,064
Unaccreted Origination Fees	(149,858)
Total Commercial Loan Investments	$38,343,673

The Company’s commercial loan investment portfolio was comprised of the following at December 31, 2015:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Mezz – Hotel – Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2016	8,960,467	8,960,467	8,960,467	30-day LIBOR plus 7.50%
Mezz – Hotel, Dallas, TX	September 2014	September 2016	10,000,000	10,000,000	10,000,000	30-day LIBOR plus 7.25%
First Mortgage – Hotel, San Juan, Puerto Rico	September 2015	September 2018	14,500,000	14,500,000	14,371,489	30-day LIBOR plus 9.00%
Total			$38,460,467	$38,460,467	$38,331,956

The carrying value of the commercial loan investment portfolio as of December 31, 2015 consisted of the following:

Total
Current Face Amount	$38,460,467
Unamortized Fees	36,382
Unaccreted Origination Fees	(164,893)
Total Commercial Loan Investments	$38,331,956

NOTE 4. LAND AND SUBSURFACE INTERESTS

During the three months ended March 31, 2016, a total of approximately 7.46 acres of land was sold for approximately $2.2 million as described below:

•

On February 12, 2016, the Company sold approximately 3.06 acres of land located in Daytona Beach, Florida at a sales price of $190,000, or approximately $62,000 per acre, for a gain of approximately $145,000.

•

On March 30, 2016, the Company sold approximately 4.40 acres of land located within the 235-acre Tomoka Town Center located in Daytona Beach, Florida east of Interstate 95 and south of LPGA Boulevard (the “Town Center”) at a sales price of approximately $2.0 million, or approximately $455,000 per acre, for a gain of approximately $1.25 million recognized at closing, with the remaining estimated gain of approximately $683,000 to be recognized as related infrastructure work is completed.

NOTE 4. LAND AND SUBSURFACE INTERESTS (continued)

In addition, the gain recognized on the percentage-of-completion basis for the sales within the Town Center, of which approximately 180 of the total 235 acres are developable, is described below. The Town Center infrastructure work was approximately 66% complete as of March 31, 2016. The gain consists of revenue from a portion of the sales price and revenue from expected infrastructure reimbursement of infrastructure costs, less the allocated cost basis of the infrastructure costs, as the infrastructure work is completed:

Land Tract	Date Closed	No. of Acres	Sales Price	Avg. Sales Price per Acre	Gain Recognized in 2015	Gain Recognized in Q1 2016	Deferred Revenue as of March 31, 2016 (1)
Tanger Outlet	11/12/2015	38.93	$9,700,000	$249,165	$2,793,419	$2,791,549	$3,223,855
Sam's Club	12/23/2015	18.10	4,500,000	248,619	1,278,747	1,462,727	1,443,493
NADG - First Parcel	12/29/2015	37.26	5,168,335	138,710	1,421,303	1,555,240	1,791,790
NADG - Outparcel	3/30/2016	4.40	2,000,000	454,545	-	1,251,989	693,371
Total Tomoka Town Center Sales		98.69	$21,368,335	$216,520	$5,493,469	$7,061,505	$7,152,509

(1) Deferred revenue to be recognized on the percentage-of-completion basis as remaining infrastructure costs are incurred. The total revenue remaining to be recognized for the above land transactions includes the approximately $7.2 million of deferred revenue plus an estimated approximately $1.5 million of revenue related to the reimbursement of the infrastructure costs to be incurred through completion of the work, less the estimated remaining cost basis of approximately $1.8 million. See Note 17, "Commitments and Contingencies" for a description of the commitments related to the remaining infrastructure costs to be incurred

The NADG First Parcel and Outparcel sales represent the first two of multiple transactions contemplated under a single purchase and sale agreement with an affiliate of North American Development Group ( “NADG”).  The NADG Agreement provides NADG (the “NADG Agreement”) with the ability to acquire portions of the remaining acreage under contract (the “Option Parcels”) in multiple, separate transactions through 2018 (the “Option Period”). The Option Parcels represent a total of approximately 81.55 acres and total potential proceeds to the Company of approximately $20.2 million. Pursuant to the NADG Agreement, NADG can close on any and all of the Option Parcels at any time during the Option Period. The NADG Agreement also establishes a price escalation that would be applied to any of the Option Parcels that are acquired after January 2017, and an additional higher price escalation that would be applied to any Option Parcels acquired in 2018.

Pursuant to the agreements with Tanger, Sam’s Club, and NADG (the “Town Center Sales Agreements”), which together represent the potential sale of the developable acreage in the Town Center, the Company is responsible for the completion of certain infrastructure improvements (the “Infrastructure Work”) at the 235-acre Town Center. The Infrastructure Work is currently estimated to cost between $12.5 million and $13.0 million and is expected to be completed in or around October 2016. In connection with the transaction with Tanger, the Company expects to receive approximately $4.5 million for the portion of the Infrastructure Work attributable to the Tanger property from the Tomoka Town Center Community Development District (the “Town Center District”), a special purpose governmental entity, based upon the achievement of certain milestones related to the Infrastructure Work and the Tanger project, and based upon when the Company dedicates the Infrastructure Work to the Town Center District. The payment of the $4.5 million will be recognized into revenue when earned. The Company expects to receive payments, in addition to the sales proceeds from each of the Town Center Sales Agreements (the “Incremental Payments”), including certain fixed annual payments, over the next ten years from Tanger and Sam’s, which annual amounts are included in the estimated gains from the transactions. In aggregate, the majority of the Incremental Payments and the payment received from the Town Center District are expected to largely offset the cost of the Infrastructure Work. As a result of our responsibility for completing the Infrastructure Work, we have applied the percentage of completion basis of accounting to the Tanger Outlet, Sam’s Club and NADG transactions whereby we will recognize the revenue deferred for each transaction as the Infrastructure Work is completed. The Incremental Payments recorded as receivables as of March 31, 2016 and December 31, 2015 totaled approximately $2.8 million and $1.3 million, respectively, and are included as a part of other assets on the consolidated balance sheets.

NOTE 4. LAND AND SUBSURFACE INTERESTS (continued)

The following table provides a reconciliation of the land transactions closed (as of March 31, 2016) or under contract for all the developable parcels of the Town Center (Sales price and estimated infrastructure reimbursement presented in $000’s) and the reimbursement amounts for the Infrastructure Work from each buyer:

Land Tract	No. of Acres	Sales Price (In $000's)	Sales Price per Acre	Infrastructure Reimbursement (in $000s)
Tanger Outlet [Closed] (1)	38.93	$9,700	$249,165	$5,500
Sam's Club [Closed] (2)	18.10	4,500	248,619	1,100
NADG - First Parcel [Closed] (3)	37.26	5,168	138,710	1,800
NADG - Outparcel [Closed] (3)	4.40	2,000	454,545	211
NADG - Option Parcels (4)	81.55	20,195	247,645	3,889
Total Developable Area	180.24	41,564	230,602	12,500
Common Area (5)	54.32	N/A	N/A	(12,800)
Total Town Center	234.56	$41,564	$177,199	$(300)

(1) Includes $4.5 million in incentives from the Town Center District, with remainder to be paid in equal installments over 10 years;

(2) Infrastructure reimbursement, pursuant to contract, paid in equal installments over 10 years;

(3) Infrastructure reimbursement due upon the later of i) Infrastructure Work completion or, ii) August 31, 2016;

(4) Under Contract. Sales price reflects current contract price; price escalations would occur should any of the transactions close in 2017 and 2018. Infrastructure reimbursements for each Option Parcel occurs upon later of i) transaction closing, ii) Infrastructure Work completion, or iii) August 31, 2016; and

(5) Includes common area for the Town Center association and land dedicated for public use, both to be conveyed by the Company.

There were no land sales during the three months ended March 31, 2015.

During the year ended December 31, 2015, the Company acquired, through a real estate venture with an unaffiliated third party institutional investor, an interest in approximately six acres of vacant beachfront property located in Daytona Beach, Florida as more fully described in Note 20, “Variable Interest Entity.”

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

During November 2015, the Company hired Lantana Advisors, a subsidiary of SunTrust, to evaluate the possible sale of its subsurface interests. On April 13, 2016 the Company entered into a purchase and sale agreement with Land Venture Partners, LLC for the sale of its 500,000 acres of subsurface interests, all located in the state of Florida, including the royalty interests in two operating oil wells in Lee County, Florida and its interests in the oil exploration lease with Kerogen Florida Energy Company LP, for a sales price of approximately $24 million (the “Subsurface Sale”). The purchase and sale agreement contemplates a closing of the Subsurface Sale prior to year-end 2016. The Subsurface Sale, if completed, would result in an estimated gain of approximately $22.6 million, or approximately $2.40 per share, after tax. The Company intends to use the proceeds from this sale as part of a Section 1031 like-kind exchange. The closing of the Subsurface Sale is subject to customary closing conditions. There can be no assurances regarding the likelihood or timing of the Subsurface Sale being completed or the final terms thereof, including the sales price.

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

NOTE 4. LAND AND SUBSURFACE INTERESTS (continued)

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

The terms of the lease state the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years six through eight. The lease is effectively eight one-year terms as the lessee has the option to terminate the lease.

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the three months ended March 31, 2016 and 2015, lease income of approximately $303,000 and $460,000 was recognized, respectively. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2016 or, if renewed, on similar terms or conditions.

The Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $5,000 and $21,000, during the three months ended March 31, 2016 and 2015, respectively.

The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee based on a percentage of the surface value. No releases occurred during the three months ended March 31, 2016, while cash payments for the release of surface entry rights totaled approximately $2,000 during the three months ended March 31, 2015, which is included in revenue from real estate operations.

NOTE 5. INVESTMENT SECURITIES

During the three months ended March 31, 2016, the Company completed the disposition of its remaining position in investment securities, including common stock and debt securities, of a publicly traded real estate company with a total basis of approximately $6.8 million resulting in net proceeds of approximately $6.3 million, or a loss of approximately $576,000. During the three months ended March 31, 2015, the Company sold preferred stock of a publicly traded real estate company with a total basis of approximately $704,000 resulting in net proceeds of approximately $835,000, or a gain of approximately $131,000.

The Company had no remaining available-for-sale securities as of March 31, 2016.

NOTE 5. INVESTMENT SECURITIES (continued)

Available-for-Sale securities consisted of the following as of December 31, 2015:

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

The gross unrealized loss included in accumulated other comprehensive income as of December 31, 2015 was approximately $1.1 million, net of tax of approximately $433,000. During the three months ended March 31, 2016, but prior to the disposition of the investment securities, gross unrealized gains of approximately $546,000, net of tax of approximately $211,000, were earned and included in other comprehensive income to reduce the accumulated comprehensive loss balance. The remaining unrealized loss of approximately $576,000, was then realized upon disposition during the three months ended March 31, 2016, and removed from accumulated other comprehensive income, net of tax of approximately $222,000, and charged to earnings as an investment loss.

During the three months ended March 31, 2015, gross unrealized gains of approximately $374,000, net of tax of approximately $144,000, were earned and included in other comprehensive income. The remaining unrealized gain of approximately $131,000, was realized upon disposition during the three months ended March 31, 2015, and removed from the accumulated other comprehensive income, net of tax of approximately $49,000.

Following is a table reflecting the sale of investment securities and the gains or losses recognized during the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	2015
Proceeds from the Disposition of Debt Securities	$827,738	$—
Cost Basis of Debt Securities Sold	(843,951)	—
Loss recognized in Statement of Operations on the Disposition of Debt Securities	$(16,213)	$—
Proceeds from the Disposition of Equity Securities	5,424,624	834,964
Cost Basis of Equity Securities Sold	(5,983,978)	(704,173)
Gain (Loss) recognized in Statement of Operations on the Disposition of Equity Securities	$(559,354)	$130,791
Total Gain (Loss) recognized in Statement of Operations on the Disposition of Debt and Equity Securities	$(575,567)	$130,791

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$7,371,196	$7,371,196	$4,060,677	$4,060,677
Restricted Cash - Level 1	15,156,505	15,156,505	14,060,523	14,060,523
Commercial Loan Investments - Level 2	38,343,673	38,460,467	38,331,956	38,460,467
Long-Term Debt - Level 2	170,798,799	175,210,485	166,796,853	172,572,305

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

The following table presents the fair value of assets by Level at December 31, 2015 (there were none as of March 31, 2016):

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

NOTE 7. INTANGIBLE LEASE ASSETS AND LIABILITIES

Intangible lease assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values.

Intangible lease assets and liabilities consisted of the following as of March 31, 2016 and December 31, 2015:

	As of
	March 31, 2016	December 31, 2015
Intangible Lease Assets:
Value of In-Place Leases	$16,896,630	$19,588,642
Value of Above Market In-Place Leases	1,178,878	1,469,143
Value of Intangible Leasing Costs	3,719,078	3,835,158
Sub-total Intangible Lease Assets	21,794,586	24,892,943
Accumulated Amortization	(4,566,676)	(4,805,792)
Sub-total Intangible Lease Assets—Net	17,227,910	20,087,151
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(32,483,281)	(32,315,741)
Sub-total Intangible Lease Liabilities	(32,483,281)	(32,315,741)
Accumulated Amortization	1,006,616	336,182
Sub-total Intangible Lease Liabilities—Net	(31,476,665)	(31,979,559)
Total Intangible Assets and Liabilities—Net	$(14,248,755)	$(11,892,408)

NOTE 7. INTANGIBLE LEASE ASSETS AND LIABILITIES (continued)

Total amortization related to intangible lease assets during the three months ended March 31, 2016  was approximately $583,000 and was included in depreciation and amortization in the consolidated statements of operations. Total amortization related to intangible lease liabilities during the three months ended March 31, 2016 was approximately $607,000 and was included as an increase to income properties revenue in the consolidated statements of operations. Total amortization of intangible assets and liabilities was approximately $422,000 during the three months ended March 31, 2015, which was included in depreciation and amortization expense in the consolidated statements of operations.

The estimated future amortization and accretion of intangible lease assets and liabilities is as follows:

Year Ending December 31,	Future Amortization Expense	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2016	$1,521,601	$(1,667,404)	$(145,803)
2017	1,941,511	(2,189,685)	(248,174)
2018	1,937,911	(2,191,717)	(253,806)
2019	1,935,341	(2,192,911)	(257,570)
2020	1,886,208	(2,192,911)	(306,703)
2021	1,369,584	(2,279,897)	(910,313)
Thereafter	5,609,190	(17,735,576)	(12,126,386)
Total	$16,201,346	$(30,450,101)	$(14,248,755)

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

During the three months ended March 31, 2016, an impairment charge of approximately $210,000 was recognized on an income property held for sale as of March 31, 2016 for which the sale closed on April 6, 2016, as described in Note 21, “Subsequent Events.” The total impairment charge represented the loss on the sale of approximately $134,000 plus closing costs of approximately $76,000.

During the three months ended March 31, 2015, an impairment charge of approximately $510,000 was recognized on two income properties held for sale as of March 31, 2015, for which the sale closed on April 17, 2015. The total impairment charge represented the loss on the sale of approximately $277,000 plus estimated closing costs of approximately $233,000.

NOTE 9. OTHER ASSETS

Other assets consisted of the following:

	As of
	March 31, 2016	December 31, 2015
Income Property Tenant Receivables	$295,119	$830,574
Income Property Straight-line Rent Adjustment	1,930,261	1,781,798
Interest Receivable from Commercial Loan Investments	229,218	155,163
Infrastructure Reimbursement Receivables	2,760,759	1,306,602
Golf Operations Receivables	435,132	253,358
Deferred Deal Costs	528,386	520,308
Prepaid Expenses, Deposits, and Other	2,339,944	1,187,021
Total Other Assets	$8,518,819	$6,034,824

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

	Three Months Ended
	March 31, 2016	March 31, 2015
Income Available to Common Shareholders:
Net Income from Continuing Operations Attributable to Consolidated-Tomoka Land Co.	$1,424,718	$353,356
Net Income from Discontinued Operations Attributable to Consolidated-Tomoka Land Co. (Net of Tax)	-	-
Net Income Attributable to Consolidated-Tomoka Land Co.	$1,424,718	$353,356
Weighted Average Shares Outstanding	5,734,884	5,826,640
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	-	33,721
Total Shares Applicable to Diluted Earnings Per Share	5,734,884	5,860,361

Per Share Information:
Basic Net Income Per Share
Net Income from Continuing Operations Attributable to Consolidated-Tomoka Land Co.	$0.25	$0.06
Net Income from Discontinued Operations Attributable to Consolidated-Tomoka Land Co. (Net of Tax)	-	-
Net Income Attributable to Consolidated-Tomoka Land Co.	$0.25	$0.06

Diluted Net Income per Share
Net Income from Continuing Operations Attributable to Consolidated-Tomoka Land Co.	$0.25	$0.06
Net Income from Discontinued Operations Attributable to Consolidated-Tomoka Land Co. (net of tax)	-	-
Net Income Attributable to Consolidated-Tomoka Land Co.	$0.25	$0.06

The effect of 67,500 and 25,200 potentially dilutive securities were not included for the three months ended March 31, 2016 and 2015, respectively, as the effect would be antidilutive.

The Company intends to settle its 4.50% Convertible Senior Notes due 2020 (the “Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Notes have no impact on diluted net income per share until the price of our common stock exceeds the conversion price of $68.90. The average price of our common stock during the three months ended March 31, 2016 and 2015 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

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

In the fourth quarter of 2015, the Company also announced a new $10 million repurchase program. Under the new $10 million repurchase program, during the three months ended March 31, 2016, the Company repurchased 28,862 shares of its common stock on the open market for a total cost of approximately $1.3 million, or an average price per share of $46.41, and placed those shares in treasury.

NOTE 12. LONG-TERM DEBT

Credit Facility. The Company has a revolving credit facility, as amended (the “Credit Facility”), with Bank of Montreal (“BMO”) as the administrative agent for the lenders thereunder. The Credit Facility is unsecured and is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Wells Fargo Bank, N.A. (“Wells Fargo”) and Branch Banking & Trust Company. The Credit Facility matures on August 1, 2018 with the ability to extend the term for 1 year.

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

At March 31, 2016, the current commitment level under the Credit Facility was $75.0 million. The available borrowing capacity under the Credit Facility was approximately $33.0 million subject to the borrowing base requirements.

On March 21, 2016, the Company entered into an amendment of the Credit Facility (the “First Amendment”). The First Amendment modifies certain terms of the Company’s Credit Facility effective as of September 30, 2015, including, among other things, (i) modifying certain non-cash or non-recurring items in the calculation of adjusted EBITDA and eliminating stock repurchases from the calculation of fixed charges, both of which are part of the calculation of the fixed charge coverage ratio financial covenant, (ii) the addition of a measure for the fixed charge coverage ratio that must be met before the Company may repurchase shares of its own stock, and (iii) providing a consent of the lenders regarding the amount of the Company’s stock repurchases since the third quarter of 2015. As of the date of the First Amendment, the Company could not complete any additional repurchases of its own common stock due to the required fixed charge coverage ratio not being achieved. However, on April 13, 2016, the Company entered into the second amendment of the Credit Facility (the “Second Amendment”) as further described in Note 21, “Subsequent Events” which modifies the section of the Credit Facility pertaining to stock repurchases by the Company.

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

NOTE 12. LONG-TERM DEBT (continued)

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

On April 15, 2016, the Company entered into a $25 million first mortgage with Wells Fargo as further described in Note 21, “Subsequent Events.”

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

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Notes, or specified corporate events. The Company may not redeem the Notes prior to the stated maturity date and no sinking fund is provided for the Notes. The Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Notes in cash upon conversion with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Notes. As of March 31, 2016 the unamortized debt discount of our Notes was approximately $5.0 million.

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

Long-term debt consisted of the following:

	March 31, 2016
	Total	Due Within One Year
Credit Facility	$42,050,000	$—
Mortgage Note Payable (originated with UBS)	7,300,000	—
Mortgage Note Payable (originated with BOA)	23,100,000	—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—
4.50% Convertible Senior Notes due 2020, net of discount	70,033,267	—
Loan Costs, net of accumulated amortization	(1,684,468)	—
Total Long-Term Debt	$170,798,799	$—

NOTE 12. LONG-TERM DEBT (continued)

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending December 31,	Amount
Remainder of 2016	$—
2017	—
2018	49,350,000
2019	—
2020	75,000,000
2021	—
Thereafter	53,100,000
Total Long-Term Debt - Face Value	$177,450,000

The carrying value of long-term debt as of March 31, 2016 consisted of the following:

Total
Current Face Amount	$177,450,000
Unamortized Discount on Convertible Debt	(4,966,733)
Loan Costs, net of accumulated amortization	(1,684,468)
Total Long-Term Debt	$170,798,799

For the three months ended March 31, 2016, interest expense, excluding amortization of loan costs and debt discounts, was approximately $1.7 million with approximately $2.5 million paid during the period including approximately $1.7 million related to the semi-annual payment on the Notes. No interest was capitalized during the three months ended March 31, 2016.

For the three months ended March 31, 2015, interest expense, excluding amortization of loan costs and debt discounts, was approximately $969,000 with approximately $815,000 paid during the period. No interest was capitalized during the three months ended March 31, 2015.

The amortization of loan costs incurred in connection with the Company’s long-term debt is included in interest expense in the consolidated financial statements. Loan costs are amortized over the term of the respective loan agreements using the straight-line method, which approximates the effective interest method. For the three months ended March 31, 2016 and 2015, the amortization of loan costs totaled approximately $102,000 and $73,000, respectively.

The amortization of the approximate $6.1 million discount on the Company’s Notes is also included in interest expense in the consolidated financial statements. The discount is amortized over the term of the Notes using the effective interest method. For the three months ended March 31, 2016 and 2015, the amortization of the discount totaled approximately $273,000 and $25,000, respectively.

The Company was in compliance with all of its debt covenants as of March 31, 2016 and December 31, 2015.

NOTE 13. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	March 31, 2016	December 31, 2015
Golf Course Lease	$2,509,019	$2,602,638
Accrued Property Taxes	627,290	40,042
Reserve for Tenant Improvements	760,060	812,493
Accrued Interest	253,785	1,195,231
Environmental Reserve and Restoration Cost Accrual	2,366,921	2,405,635
Other	643,714	1,811,880
Total Accrued and Other Liabilities	$7,160,789	$8,867,919

NOTE 13. ACCRUED AND OTHER LIABILITIES (continued)

In July 2012, the Company entered into an agreement with the City of Daytona Beach, Florida (the “City”) to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Lease Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, will remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of March 31, 2016, approximately $1.6 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

In connection with the acquisition of the Lowes on April 22, 2014, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which are not required to be completed until December 2016. As of March 31, 2016, approximately $100,000 of these tenant improvements had been completed and funded, leaving approximately $551,000 remaining to be funded.

During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to be between $500,000 and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP has preliminarily accepted the Company’s proposed remediation plan which supports the approximate $500,000 accrual. Since the initial accrual of approximately $110,000 was made, approximately $131,000 in costs have been incurred through March 31, 2016.

During the year ended December 31, 2015, the Company accrued approximately $187,500 for the potential costs associated with wetlands mitigation and restoration costs related to a federal regulatory agency inquiry relating to approximately 160 acres of the Company’s land. Additionally, as of December 31, 2015, the Company accrued an obligation for the low end of the estimated range of possible restoration costs of approximately $1.7 million and included such estimated costs on the consolidated balance sheet as a corresponding increase in the basis of our land and development costs associated with those acres. Although as of March 31, 2016, this matter is not yet resolved, the accrual is deemed appropriate as of March 31, 2016. This matter is more fully described in Note 17 “Commitments and Contingencies”.

NOTE 14. DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	March 31, 2016	December 31, 2015
Deferred Oil Exploration Lease Revenue	$582,778	$885,822
Deferred Land Sale Revenue	7,152,509	12,656,773
Prepaid Rent	1,029,431	907,325
Other Deferred Revenue	286,791	274,690
Total Deferred Revenue	$9,051,509	$14,724,610

On September 22, 2015, the Company received an approximate $1.2 million rent payment for the fifth year of the Company’s eight-year oil exploration lease, which is being recognized ratably over the twelve month lease period ending in September 2016.

In connection with the 98.69 acres of land sales in the Tomoka Town Center which closed during the fourth quarter of 2015 and the first quarter of 2016, approximately $7.2 million of the aggregate $21.4 million sales price is deferred as of March 31, 2016 to be recognized as revenue on a percentage-of-completion basis as the required infrastructure costs completed. The estimated completion date in or around October 2016.

NOTE 15. STOCK-BASED COMPENSATION

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

A summary of activity during the three months ended March 31, 2016, is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding at January 1, 2016	2,400	$23.42
Granted	—	—
Vested	(2,300)	23.42
Expired	—	—
Forfeited	(100)	23.42
Outstanding at March 31, 2016	-	$-

As of March 31, 2016, there is no unrecognized compensation cost as there are no outstanding shares remaining.

Market Condition Restricted Shares – Stock Price Vesting

“Inducement” grants of 96,000 and 17,000 shares of restricted Company common stock were awarded to Mr. Albright and Mr. Patten in 2011 and 2012, respectively. Mr. Albright’s restricted shares were granted outside of the 2010 Plan while Mr. Patten’s restricted shares were awarded under the 2010 Plan. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of Mr. Albright’s restricted stock award. The restricted shares will vest in six increments based upon the price per share of the Company’s common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of March 31, 2016, four increments of Mr. Albright’s and Mr. Patten’s grants had vested.

Additional grants of 2,500 and 3,000 shares of restricted Company common stock were awarded to Mr. Smith and another officer under the 2010 Plan, during the fourth quarter of 2014 and the first quarter of 2015, respectively. The restricted stock will vest in two increments based upon the price per share of Company common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices of $60 per share and $65 per share for the two increments. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of March 31, 2016, no increments of Mr. Smith’s or the other officer’s grants had vested.

NOTE 15. STOCK-BASED COMPENSATION (continued)

A grant of 94,000 shares of restricted Company common stock was awarded to Mr. Albright under the 2010 Plan during the second quarter of 2015. As more fully described at the end of Note 15 “Stock-Based Compensation,” on February 26, 2016, 72,000 of these shares were surrendered, of which 4,000 were re-granted on February 26, 2016 with identical terms of the surrendered common stock and 68,000 were permanently surrendered.  The 26,000 shares of restricted Company common stock outstanding from these grants will vest in seven increments based upon the price per share of Company common stock during the term of his employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices ranging from $60 per share for the first increment to $75 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to January 28, 2021, that increment of the restricted shares will be forfeited. As of March 31, 2016, no increments of this grant had vested.

On February 26, 2016, the Company entered into amendments to the employment agreements and certain restricted share award agreements to clarify the Company’s intention that the restricted shares granted thereunder, if they are subject to performance-based vesting conditions, will fully vest at any time during the 24-month period following a change in control and termination of the employee subsequent to the change in control.

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

A summary of the activity for these awards during the three months ended March 31, 2016, is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Outstanding at January 1, 2016	137,500	$30.58
Granted	4,000	38.98
Vested	—	—
Expired	—	—
Forfeited	(72,000)	34.46
Outstanding at March 31, 2016	69,500	$27.03

In connection with the permanent surrender of 68,000 shares of restricted Company common stock, approximately $1.6 million of related stock-based compensation expense was recognized during the three months ended March 31, 2016 to accelerate the remaining expense pertaining the total grant date fair value of these awards.

As of March 31, 2016, there was approximately $330,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a remaining weighted average period of 0.5 years.

Three Year Vest Restricted Shares

On January 22, 2014, the Company granted to certain employees 14,500 shares of restricted Company common stock under the 2010 Plan. One-third of the restricted shares will vest on each of the first, second, and third anniversaries of the grant date, provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control.

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

On January 27, 2016, the Company granted to certain employees 21,100 shares of restricted Company common stock under the 2010 Plan. One-third of both awards of restricted shares will vest on each of the first, second, and third anniversaries of January 28, 2016, provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control.

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

A summary of activity during the three months ended March 31, 2016, is presented below:

Three Year Vest Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Outstanding at January 1, 2016	26,900	$49.73
Granted	21,100	44.88
Vested	(10,363)	47.89
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2016	37,637	$47.52

As of March 31, 2016, there was approximately $1.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 2.3 years.

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

On January 23, 2013, the Company granted options to purchase 51,000 shares of the Company’s common stock under the 2010 Plan to certain employees of the Company, including 10,000 shares to Mr. Patten, with an exercise price per share equal to the fair market value at the date of grant. One-third of these options vested on each of the first, second, and third anniversaries of the grant date, provided the recipient was an employee of the Company on those dates. The options expire on the earliest of: (a) the fifth anniversary of the grant date; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

On February 9, 2015, the Company granted to Mr. Albright an option to purchase 20,000 shares of the Company’s common stock under the 2010 Plan with an exercise price of $57.50. The option vested on January 28, 2016. The option expires on the earliest of: (a) January 28, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

On May 20, 2015, the Company granted to Mr. Albright an option to purchase 40,000 shares of the Company’s common stock under the 2010 Plan, with an exercise price of $55.62. As more fully described at the end of Note 15 “Stock-Based Compensation”, on February 26, 2016, this option to purchase 40,000 shares was surrendered and an option to purchase 40,000 shares was granted on February 26, 2016 with identical terms. One-third of the option will vest on each of January 28, 2016, January 28, 2017, and January 28, 2018, provided he is an employee of the Company on such dates. In addition, any unvested portion of the option will vest upon a change in control. The option expires on the earliest of: (a) January 28, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

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

A summary of the activity for the awards during the three months ended March 31, 2016, is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	116,850	$48.63
Granted	40,000	55.62
Exercised	—	—
Expired	—	—
Forfeited	(40,000)	55.62
Outstanding at March 31, 2016	116,850	$48.63	6.07	$88,652
Exercisable at March 31, 2016	73,350	$44.73	1.94	$103,378

A summary of the non-vested options for these awards during the three months ended March 31, 2016, is presented below:

Non-Qualified Stock Option Awards	Shares	Fair Value of Shares Vested
Non-Vested at January 1, 2016	88,260
Granted	40,000
Vested	(44,760)	$2,288,206
Expired	—
Forfeited	(40,000)
Non-Vested at March 31, 2016	43,500

The weighted average grant date fair value of options granted during the three months ended March 31, 2016 was approximately $13.97 per share. No options were exercised during the three months ended March 31, 2016. As of March 31, 2016, there was approximately $564,000 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a remaining weighted average period of 2.1 years.

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

NOTE 15. STOCK-BASED COMPENSATION (continued)

A summary of share option activity under the 2001 Plan for the three months ended March 31, 2016 is presented below:

Stock Options

Liability-Classified Stock Options	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	18,000	$64.69
Granted	—	—
Exercised	—	—
Expired	(3,000)	67.27
Forfeited	—	—
Outstanding at March 31, 2016	15,000	$64.17	1.35	$—
Exercisable at March 31, 2016	15,000	$64.17	1.35	$—

In connection with the grant of non-qualified stock options, a stock appreciation right for each share covered by the option was also granted. The stock appreciation right entitles the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value of the underlying shares at the time of exercise. No options were exercised during the three months ended March 31, 2016. All options had vested as of December 31, 2013.

Stock Appreciation Rights

Liability-Classified Stock Appreciation Rights	Shares	Wtd. Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	18,000	$2.64
Granted	—	—
Exercised	—	—
Expired	(3,000)	—
Forfeited	—	—
Outstanding at March 31, 2016	15,000	$1.76	1.35	$—
Exercisable at March 31, 2016	15,000	$1.76	1.35	$—

No stock appreciation rights were exercised during the three months ended March 31, 2016. All stock appreciation rights had vested as of December 31, 2013.

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

NOTE 15. STOCK-BASED COMPENSATION (continued)

Following are assumptions used in determining the fair value of stock options and stock appreciation rights:

Assumptions at:	March 31, 2016	December 31, 2015
Expected Volatility	30.57%	29.40%
Expected Dividends	0.17%	0.15%
Expected Term	1.3 years	1.3 years
Risk-Free Rate	0.66%	0.75%

There were no stock options or stock appreciation rights granted under the 2001 Plan during the three months ended March 31, 2016 or 2015. The liability for stock options and stock appreciation rights, valued at fair value, reflected on the consolidated balance sheets at March 31, 2016 and December 31, 2015, was approximately $76,000 and $136,000, respectively. These fair value measurements are based on Level 2 inputs based on Black-Scholes and market implied volatility. The Black-Scholes determination of fair value is affected by variables including stock price, expected stock price volatility over the term of the awards, annual dividends, and a risk-free interest rate assumption.

Amounts recognized in the consolidated financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Total Cost of Share-Based Plans Charged
Against Income Before Tax Effect	$2,072,982	$75,352
Income Tax Expense
Recognized in Income	$(163,353)	$(29,067)

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

On February 26, 2016, the Company notified the NYSE MKT that the Excess 2015 Awards may have violated Rule 711 of the NYSE MKT Company Guide. On March 4, 2016, the NYSE MKT notified the Company that they would not take any action and considered the matter closed.

NOTE 15. STOCK-BASED COMPENSATION (continued)

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

As noted herein, 112,000 shares of the awards granted to Mr. Albright in 2015 exceeded the limits of the 2010 Plan. However, when granted these shares were issued and outstanding as of their grant date and all legal requirements for their issuance under Florida law and the Company’s organizational documents were fulfilled and Mr. Albright’s ability to enforce his rights to such grants could not be negated or otherwise impaired. All requirements under ASC 718-10-20 were met, including a mutual understanding of the key terms and conditions of the awards, the company was contingently liable to issue the awards, and all required approvals for the awards to be legally issued and outstanding were obtained as of the grant date. Consequently, the 112,000 shares were deemed appropriately reflected as stock compensation expense as of the year ended December 31, 2015.

Effective as of February 26, 2016, the Company entered into amendments to the employment agreements and certain restricted share award agreements of Messrs. Albright, Patten, and Smith to clarify the Company’s intention that the restricted shares granted thereunder, if they are subject to performance-based vesting conditions, will fully vest upon the executive’s termination of employment without cause or his resignation for good reason (as such terms are defined in his employment agreement), in each case, at any time during the 24-month period following a change in control. There was no impact to the valuation established at the original date of grant of the modification of the restricted share award agreements of Messrs. Albright, Patten, and Smith.

NOTE 16. INCOME TAXES

The effective income tax rate was 62.2% and 38.8% for the three months ended March 31, 2016 and 2015, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. During the three months ended March 31, 2016, 68,000 shares of restricted Company common stock were permanently surrendered which constituted a discrete event in which the total related stock compensation expense charged to earnings under GAAP of approximately $2.3 million, of which approximately $1.6 million was recognized during the three months ended March 31, 2016 and approximately $676,000 was recognized during the year ended December 31, 2015, became permanently non-deductible for tax purposes as the surrendered shares will not vest. Accordingly, no income tax benefit was recorded related to the approximately $2.3 million of stock compensation expense.

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

Contractual Commitments – Expenditures

In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac Petroleum, Inc. (“RaceTrac”) in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500, and can be paid over five years from sales of the remaining land or at the end of the fifth year. During the year ended December 31, 2013, the Company deposited $283,500 of cash in escrow related to the improvements which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of March 31, 2016 was approximately $286,000, including accrued interest. Accordingly as of March 31, 2016, the remaining maximum commitment is approximately $691,000.

In connection with the acquisition of the Lowes on April 22, 2014, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which are not required to be completed until December 2016. As of March 31, 2016, $100,000 of these tenant improvements had been completed and funded, leaving approximately $551,000 remaining to be funded as of March 31, 2016.

In conjunction with the Company’s sale of approximately 98.69 acres within the Tomoka Town Center the Company obligated to complete certain infrastructure improvements, including, but not limited to, the addition or expansion of roads and underlying utilities, and storm water retention (the “Infrastructure Work”). The Company entered into a construction agreement for approximately $7.8 million, including change orders through March 31, 2016, for the substantial portion of the Infrastructure Work. Approximately $5.1 million of these costs have been incurred through March 31, 2016 under this agreement and therefore, the remaining maximum commitment as of March 31, 2016 under this agreement is approximately $2.7 million. The anticipated completion for the Infrastructure Work is in or around October 2016.

In conjunction with the Company’s sale of approximately 18.10 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of March 31, 2016 was approximately $125,000, including accrued interest. Accordingly, the Company’s maximum commitment related to the construction work benefitting outparcels adjacent to Sam’s is approximately $125,000, to be paid from escrow upon completion.

NOTE 17. COMMITMENTS AND CONTINGENCIES (continued)

In conjunction with the Company’s sale of approximately 14.98 acres of land to an affiliate of Integra Land Company (“Integra”) in December 2015, the Company agreed to reimburse Integra approximately $276,000 for a portion of the costs for road access and related utility improvements that will benefit the 14.98 acre land parcel sold to Integra as well as the surrounding acreage still owned by the Company. The Company also agreed to reimburse Integra approximately $94,000 for site relocation costs. Accordingly, in December 2015, the Company deposited a combined $370,000 of cash in escrow related to these reimbursements which are classified as restricted cash in the consolidated balance sheets. During the three months ended March 31, 2016, approximately $30,000 was disbursed from the escrow account. Accordingly, as of March 31, 2016, the Company’s maximum remaining commitment related to these reimbursements is approximately $340,000 to be paid from escrow as costs are incurred.

Contractual Commitments – Land Pipeline

As of May 3, 2016, the Company had seven executed definitive purchase and sale agreements with six different buyers whose intended use for the land under contract includes residential (including multi-family), retail and mixed-use retail, and office. These agreements, in aggregate, represent the potential sale of over 2,300 acres, or 22% of our land holdings, with anticipated sales proceeds totaling approximately $68 million. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City of Daytona Beach, Florida and other permitting activities with other applicable governmental authorities. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

Minto Communities

One of the seven executed purchase and sale agreements is with an affiliate of Minto Communities for Minto’s development of a 3,400 unit master planned age restricted residential community on an approximate 1,600 acre parcel of the Company’s land holdings west of Interstate 95. In April 2016, Minto received zoning and entitlements from the City of Daytona Beach, Florida, for 3,400 residential units and approximately 215,000 square feet of commercial space. In addition, the contract with Minto currently contemplates the Company would provide seller financing for a portion of the sales price (the “Minto Note”). The Company anticipates utilizing the proceeds from the transaction in a 1031 like-kind exchange and therefore would be required to sell the Minto Note prior to the completion of the 1031 exchange which could be up to 180 days after the closing of the transaction with Minto. The Company now expects this transaction is more likely to close in the second half of 2016 as entitlement and permitting work is still on going.

Tomoka Town Center

The NADG-First Parcel and NADG-Outparcel sales represent the first two of multiple transactions contemplated under a single purchase and sale agreement with an affiliate of the North American Development Group (the “NADG Agreement”). The NADG Agreement provides NADG with the ability to acquire portions of the remaining acreage under contract (the “Option Parcels”) in multiple, separate, transactions through 2018 (the “Option Period”). The Option Parcels represent a total of approximately 81.55 acres and total potential proceeds to the Company of approximately $20.2 million. Pursuant to the NADG Agreement, NADG can close on any and all of the Option Parcels at any time during the Option Period, should certain conditions be met. The NADG Agreement also establishes a price escalation that would be applied to any of the Option Parcels that are acquired after January 2017, and an additional higher price escalation that would be applied to any Option Parcels acquired in 2018.

NOTE 17. COMMITMENTS AND CONTINGENCIES (continued)

Other Matters

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. We believe the issues raised by, and the land which is the subject of, this inquiry are similar to or the same as those which were addressed and resolved by the settlement agreement executed in December 2012 between the Company and the St. Johns River Water Management District (the “District”) and the permit which the District subsequently issued to the Company. During the fourth quarter of 2015, based on discussions with the federal regulatory agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of approximately $187,500 has been accrued as of December 31, 2015, with no adjustment to that accrual being made during the three months ended March 31, 2016. Also during the fourth quarter of 2015, the federal regulatory agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands mitigation and restoration relating to the approximately 160 acres. The Company’s third-party environmental engineers have estimated the cost for restoration activities to range from approximately $1.7 million to approximately $1.9 million. As of December 31, 2015, the Company accrued an obligation for the low end of the estimated range of possible restoration costs of approximately $1.7 million and included such estimated costs on the consolidated balance sheet as a corresponding increase in the basis of our land and development costs associated with those acres. No adjustment to that accrual was made during the three months ended March 31, 2016. The Company believes there is at least a reasonable possibility that the estimated liability of approximately $1.7 million could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheet and future cash flows. On an ongoing basis, the Company evaluates its estimates, however, actual results may differ from those estimates. Additionally, the Company anticipates the remaining approximately 60 acres will require mitigation activities which could be satisfied by the Company through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. The Company anticipates that resolution of this matter will allow the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract. The number of mitigation credits that may be required is not currently estimable and as the utilization or purchase of such credits would be incorporated into the basis of the land under contract, no amounts related to mitigation credits have been accrued as of March 31, 2016. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract and, accordingly, no amounts related to such potential future costs have been accrued as of March 31, 2016.

During the fourth quarter of 2015 and the first quarter of 2016, the Company has received communications from a single institutional shareholder, some of which have been filed publicly. In investigating the shareholder’s allegations, the Company has incurred costs of approximately $988,000, to date, through March 31, 2016 of which approximately $927,000 was incurred during the first quarter of 2016, for legal representation, accounting services, additional director and committee meeting fees, or other third party costs. To date, none of the shareholder’s allegations have been found to have any basis or merit; however, such costs could continue to be incurred and, while not reasonably estimable, may represent significant costs for the Company which would have an adverse impact on the Company’s results of operations and cash flows.

NOTE 18. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, commercial loan investments, real estate operations, and golf operations. Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 68.2% and 68.6% of our identifiable assets as of March 31, 2016 and December 31, 2015, respectively, and 35.0% and 58.3% of our consolidated revenues for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had four commercial loan investments including one fixed-rate and one variable-rate mezzanine loan, a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan, and a variable-rate first mortgage loan. Our real estate operations primarily consist of revenues generated from land transactions and leasing and royalty income from our interests in subsurface oil, gas and mineral rights. Our golf operations consist of a single property located in the City, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation, fitness facility, and pro-shop with retail merchandise. The majority of the revenues generated by our golf operations are derived from members and public customers playing golf, club memberships, and food and beverage operations.

NOTE 18. BUSINESS SEGMENT DATA (continued)

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in the different segments for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues:
Income Properties	$6,429,241	$4,260,675
Commercial Loan Investments	881,245	631,484
Real Estate Operations	9,560,898	859,801
Golf Operations	1,464,359	1,537,426
Agriculture and Other Income	18,692	18,939
Total Revenues	$18,354,435	$7,308,325
Operating Income:
Income Properties	$5,252,534	$3,619,829
Commercial Loan Investments	881,245	631,484
Real Estate Operations	7,303,857	261,078
Golf Operations	59,771	147,814
Agriculture and Other Income	(29,359)	(36,212)
General and Corporate Expense	(7,074,732)	(3,130,106)
Total Operating Income	$6,393,316	$1,493,887
Depreciation and Amortization:
Income Properties	$1,981,050	$1,085,637
Commercial Loan Investments	—	—
Real Estate Operations	—	—
Golf Operations	68,649	58,776
Agriculture and Other	17,668	11,326
Total Depreciation and Amortization	$2,067,367	$1,155,739
Capital Expenditures:
Income Properties	$2,730,714	$54,264
Commercial Loan Investments	—	—
Real Estate Operations	—	—
Golf Operations	—	16,017
Agriculture and Other	15,867	11,072
Total Capital Expenditures	$2,746,581	$81,353

	As of
	March 31, 2016	December 31, 2015
Identifiable Assets:
Income Properties	$278,538,917	$277,519,902
Commercial Loan Investments	38,572,891	38,487,119
Real Estate Operations	63,574,249	59,787,157
Golf Operations	3,567,442	3,607,259
Agriculture and Other	24,001,357	24,952,207
Total Assets	$408,254,856	$404,353,644

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

In April 2015, the FASB issued ASU 2015-03, related to simplifying the presentation of debt issuance costs. The amendments in this update are effective for annual reporting periods beginning after December 15, 2015. The amendment requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the debt liability, whereas previously, debt issuance costs were presented as a deferred charge in the asset section of the balance sheet. The Company has adopted ASU 2015-03 effective January 1, 2016. The amount of unamortized debt issuance costs as of December 31, 2015 that were reclassified to be included as a direct deduction from the carrying amount of the debt liability was approximately $1.7 million.

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

In February 2016, the FASB issued ASU 2016-02, which requires entities to recognize assets and liabilities that arise from financing and operating leases and to classify those finance and operating lease payments in the financing or operating sections, respectively, of the statement of cash flows. The amendments in this update are effective for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, which amends certain aspects of the stock-based compensation guidance. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its consolidated financial statements. The Company plans to implement ASU 2016-09 effective January 1, 2017.

NOTE 20. VARIABLE INTEREST ENTITY

During the year ended December 31, 2015, the Company entered into a real estate venture with an unaffiliated third party institutional investor, whereby the venture acquired approximately six acres of vacant beachfront property located in Daytona Beach, Florida. The Company acquired its 50% interest in the real estate venture for approximately $5.7 million and serves as its general partner with day-to-day management responsibilities. The venture is structured such that the Company earns a base management fee and will receive a preferred interest as well as a promoted interest if certain return hurdles are achieved. The Company’s preferred interest represents the first 9% of the investment return achieved at the disposition of the property. GAAP requires consolidation of a variable interest entity (“VIE”) in which an enterprise has a controlling financial interest and is the primary beneficiary. Upon entering into the venture described above and as of March 31, 2016, the Company determined it has a controlling financial interest and is the primary beneficiary; therefore, the venture is a VIE and has been consolidated in the Company’s financial statements.

As of March 31, 2016, the VIE has one asset totaling $11,329,574 consisting of the six acre vacant beachfront property. During the year ended December 31, 2015, the Company contributed 50%, or $5,664,787, to the VIE for the initial property acquisition, with the other 50% contributed by the noncontrolling interest in the consolidated VIE. This consolidated venture has been accounted for in real estate operations with the inter-company management fees totaling approximately $6,000 during the three months ended March 31, 2016, eliminated upon consolidation.

NOTE 21. SUBSEQUENT EVENTS

On April 5, 2016, the Company entered into a 15 year lease with a national fitness center for the anchor space at The Grove at Winter Park located in Winter Park, Florida. The lease is for approximately 40,000 square feet, or 36%, of the 112,000 square foot multi-tenant retail center. The Company has committed to fund customary tenant improvements for the fitness center of an estimated $4.0 million, which could open as early as the fourth quarter of 2016.

NOTE 21. SUBSEQUENT EVENTS (continued)

On April 5, 2016, the Company sold its income property leased to American Signature Furniture located in Daytona Beach, Florida, which had 3.8 years remaining on the lease, for a sales price of approximately $5.2 million, reflecting an exit cap rate near the top end of our guidance. The Company intends to use the proceeds from this sale as part of a Section 1031 like-kind exchange for the single tenant office property in Raleigh, North Carolina that is leased to Wells Fargo Bank, N.A. The Company’s estimated gain on the sale is approximately $197,000, or $0.02 per share after tax. This property was classified as held for sale as of March 31, 2016.

On April 6, 2016, the Company sold its income property leased to an affiliate of CVS, located in Sebring, Florida, which was sub-leased to Advanced Auto Parts and had approximately 3.1 years remaining on the lease, for a sales price of approximately $2.4 million, reflecting an exit cap rate above our guidance. The Company intends to use the proceeds from this sale as part of a Section 1031 like-kind exchange for the single tenant office property in Raleigh, North Carolina that is leased to Wells Fargo Bank, N.A. The Company’s estimated loss on the sale is approximately $210,000, or $0.02 per share after tax. This property was classified as held for sale as of March 31, 2016 net of the estimated loss of approximately $210,000 which was charged to earnings during the three months ended March 31, 2016.

On April 13, 2016 the Company entered into a purchase and sale agreement with Land Venture Partners, LLC for the sale of its 500,000 acres of subsurface interests, all located in the state of Florida, including the royalty interests in two operating oil wells in Lee County, Florida and its interests in the oil exploration lease with Kerogen Florida Energy Company LP, for a sales price of approximately $24 million (the “Subsurface Sale”). The purchase and sale agreement contemplates a closing of the Subsurface Sale prior to year-end 2016. The Subsurface Sale, if completed, would result in an estimated gain of approximately $22.6 million, or approximately $2.40 per share, after tax. The Company intends to use the proceeds from this sale as part of a Section 1031 like-kind exchange. The closing of the Subsurface Sale is subject to customary closing conditions. There can be no assurances regarding the likelihood or timing of the Subsurface Sale being completed or the final terms thereof, including the sales price.

On April 13, 2016, the Company entered into a purchase and sale agreement for the sale of approximately 600 acres of land west of Interstate 95 (the “Land Sale”) for a sales price of approximately $9 million. The land, which is adjacent to the Bayberry residential development and Champion Elementary School, was acquired by the Company in 2014 through the foreclosure of a lien and has a basis of approximately $3.6 million. The purchase and sale agreement contemplates a closing of the Land Sale by December 2016.

On April 13, 2016, the Company entered into the Second Amendment the Credit Facility, with BMO acting as Administrative Agent. The Second Amendment modifies section 8.8(n) of the Credit Facility which pertains to permitted stock repurchases by the Company, by, among other things, (i) adding the gains from the sale of unimproved land, including the sale of subsurface interests or the release of surface entry rights, net of taxes incurred in connection with the sale, to the calculation of Adjusted EBITDA, as defined in the Credit Facility, for the purpose of determining the coverage ratio that must be met before the Company may repurchase shares of its own stock, and (ii) reducing the coverage ratio that must be met before the Company may repurchase shares of its own stock pursuant to section 8.8(n) from 1.75x to 1.50x. As of the date of the Second Amendment, the Company meets the required coverage ratio; therefore, subject to black-out periods and other restrictions applicable to share repurchases, the Company will be able to continue to make additional repurchases of its own common stock under its existing $10 million repurchase program.

On April 15, 2016, the Company closed a $25 million non-recourse first mortgage loan with Wells Fargo Bank, N.A., secured by the Company’s income property leased to Wells Fargo Bank, N.A. located in Raleigh, North Carolina (the “Mortgage Loan”). The Mortgage Loan has a 5-year term with two years interest only and interest and a 25-year amortization for the balance of the term. The Mortgage Loan carries an effective fixed interest rate of 3.17% per annum, after the Company entered into an interest rate swap. The Mortgage Loan can be prepaid at any time subject to the termination of the interest rate swap. The Company intends to use the proceeds from this financing to pay down its Credit Facility.

On April 22, 2016, the Company sold its 15,360 square foot self-developed property leased to Teledyne ODI (“Teledyne”), located in Daytona Beach, Florida, which had approximately 9.3 years remaining on the lease, for a sales price of approximately $3.0 million, reflecting an exit cap rate at the low end of our guidance. The Company’s estimated gain on the sale is approximately $822,000, or $0.09 per share after tax. This property was classified as held for sale as of March 31, 2016.

On April 22, 2016, the Company entered into a purchase and sale agreement for the sale of approximately 21 acres of land east of I-95, located at the southeast corner of LPGA Boulevard & Williamson Boulevard. The purchase and sale agreement contemplates a closing of this transaction in the first quarter of 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K, for year ended December 31, 2015. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q or any document incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, or the aforementioned risk factors. The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

OVERVIEW

We are a diversified real estate operating company. We own and manage forty-one commercial real estate properties in ten states in the U.S. As of March 31, 2016, we owned thirty-two single-tenant and nine multi-tenant income-producing properties with over 1,700,000 square feet of gross leasable space. We also own and manage a land portfolio of over 10,500 acres. As of March 31, 2016, we had four commercial loan investments including one fixed-rate and one variable–rate mezzanine loan, a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan, and a variable-rate first mortgage. Our golf operations consist of the LPGA International golf club, which is managed by a third party. We also lease property for twenty billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Income Property Operations. We have pursued a strategy of investing in income-producing properties, when possible by utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes.

During the three months ended March 31, 2016, the Company acquired one multi-tenant property, for an acquisition cost of approximately $2.5 million.

Our current portfolio of thirty-two single-tenant income properties generates approximately $14.9 million of revenues from lease payments on an annualized basis and had an average remaining lease term of 9.3 years as of March 31, 2016. Our current portfolio of nine multi-tenant properties generates approximately $5.8 million of revenue from lease payments on an annualized basis and has a weighted average remaining lease term of 5.5 years as of March 31, 2016. We expect to continue to focus on acquiring additional income-producing properties during fiscal year 2016, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing investments, we have self-developed five of our multi-tenant properties which are located in Daytona Beach, Florida. The first self-developed property, located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida, is an approximately 22,000 square foot, two-story, building, known as the Concierge Office Building, which was 100% leased as of March 31, 2016. The second two properties, known as the Mason Commerce Center, consists of two buildings totaling approximately 31,000 square-feet (15,360 each), which was 100% leased as of March 31, 2016. During the year ended December 31, 2014, construction was completed on two additional properties, known as the Williamson Business Park, which are adjacent to the Mason Commerce Center. Williamson Business Park consists of two buildings totaling approximately 31,000 square-feet (15,360 each), which was approximately 75% leased as of March 31, 2016. One of the two buildings in the Williamson Business Park was classified as held for sale as of March 31, 2016 as the sale of the property closed in April 2016.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. Pursuant to our on-going review, seventeen properties for which purchase and sale agreements had been executed, were classified as held-for-sale as of March 31, 2016, for which the three of the seventeen sales closed in April 2016 as described in Note 21, “Subsequent Events.” The other fourteen properties are described below. The Company intends to use the proceeds from the sale of its non-core income-producing properties to make future investments in income-producing assets, utilizing the tax-deferred like-kind exchange structure, as circumstances permit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On March 28, 2016, the Company entered into a purchase and sale agreement for the sale of a portfolio of fourteen single-tenant income properties (the “Portfolio Sale”). The properties include nine properties leased to Bank of America, located primarily in Orange County and also in Los Angeles County, California; two properties leased to Walgreens, located in Boulder, Colorado and Palm Bay, Florida; a property leased to a subsidiary of CVS located in Tallahassee, Florida; a ground lease for a property leased to Chase Bank located in Chicago, Illinois; and a ground lease for a property leased to Buffalo Wild Wings in Phoenix, Arizona. The sales price for the Portfolio Sale is approximately $51.6 million. The Portfolio Sale contemplates that the sales price includes the buyer’s assumption of the existing $23.1 million mortgage loan secured by the aforementioned properties. The Portfolio Sale, if completed, would result in an estimated gain of approximately $11.4 million, or approximately $1.22 per share, after tax. The Portfolio Sale is anticipated to close in the third quarter of 2016. The closing of the Portfolio Sale is subject to customary closing conditions

Real Estate Operations. As of March 31, 2016, the Company owned over 10,500 acres of land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Presently, the majority of this land is used for agricultural purposes. Approximately 1,300 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 8,000 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,100 acres which are located further west of Interstate 95 and a few miles north of Interstate 4 which is generally well suited for industrial purposes. Beginning in 2012, we have observed an increase in residential and commercial real estate activity in the area surrounding our land holdings.

During the year ended December 31, 2015, the Company acquired, through a real estate venture with an unaffiliated third party institutional investor, an interest in approximately six acres of vacant beachfront property located in Daytona Beach, Florida for approximately $5.7 million. The real estate venture is fully consolidated as the Company has determined that it is the primary beneficiary of the variable interest entity as of March 31, 2016.

During the three months ended March 31, 2016, the Company sold approximately 7.46 acres of land for approximately $2.2 million for total gains of approximately $1.4 million. In addition, gains totaling approximately $5.8 million were recognized during the three months ended March 31, 2016 for the sales within the Tomoka Town Center which closed during the fourth quarter of 2015, for which revenue is being recognized on the percentage-of-completion basis as related infrastructure costs are incurred.

There were no land sales during the three months ended March 31, 2015.

Land Pipeline Update. As of May 3, 2016, the Company had seven executed definitive purchase and sale agreements with six different buyers whose intended use for the land under contract includes residential (including multi-family), retail and mixed-use retail, and office. These agreements, in aggregate, represent the potential sale of over 2,300 acres, or 22% of our land holdings, with anticipated sales proceeds totaling approximately $68 million. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City of Daytona Beach, Florida and other permitting activities with other applicable governmental authorities. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

Minto Communities

One of the seven executed purchase and sale agreements is with an affiliate of Minto Communities for Minto’s development of a 3,400 unit master planned age restricted residential community on an approximate 1,600 acre parcel of the Company’s land holdings west of Interstate 95. In April 2016, Minto received zoning and entitlements from the City of Daytona Beach, Florida, for 3,400 residential units and approximately 215,000 square feet of commercial space. In addition, the contract with Minto currently contemplates the Company would provide seller financing for a portion of the sales price (the “Minto Note”). The Company anticipates utilizing the proceeds from the transaction in a 1031 like-kind exchange and therefore would be required to sell the Minto Note prior to the completion of the 1031 exchange which could be up to 180 days after the closing of the transaction with Minto. The Company now expects this transaction is more likely to close in the second half of 2016 as entitlement and permitting work is still on going.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tomoka Town Center

The NADG-First Parcel and NADG-Outparcel sales represent the first two of multiple transactions contemplated under a single purchase and sale agreement with an affiliate of the North American Development Group (the “NADG Agreement”). The NADG Agreement provides NADG with the ability to acquire portions of the remaining acreage under contract (the “Option Parcels”) in multiple, separate, transactions through 2018 (the “Option Period”). The Option Parcels represent a total of approximately 81.55 acres and total potential proceeds to the Company of approximately $20.2 million. Pursuant to the NADG Agreement, NADG can close on any and all of the Option Parcels at any time during the Option Period. The NADG Agreement also establishes a price escalation that would be applied to any of the Option Parcels that are acquired after January 2017, and an additional higher price escalation that would be applied to any Option Parcels acquired in 2018.

Real Estate Impairments. During the three months ended March 31, 2016 and 2015, no impairment charges were recognized related to our land holdings.

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

During November 2015, the Company hired Lantana Advisors, a subsidiary of SunTrust, to evaluate the possible sale of its subsurface interests. On April 13, 2016 the Company entered into a purchase and sale agreement with Land Venture Partners, LLC for the sale of its 500,000 acres of subsurface interests, all located in the state of Florida, including the royalty interests in two operating oil wells in Lee County, Florida and its interests in the oil exploration lease with Kerogen Florida Energy Company LP, for a sales price of approximately $24 million (the “Subsurface Sale”). The purchase and sale agreement contemplates a closing of the Subsurface Sale prior to year-end 2016. The Subsurface Sale, if completed, would result in an estimated gain of approximately $22.6 million, or approximately $2.40 per share, after tax. The Company intends to use the proceeds from this sale as part of a Section 1031 like-kind exchange. The closing of the Subsurface Sale is subject to customary closing conditions. There can be no assurances regarding the likelihood or timing of the Subsurface Sale being completed or the final terms thereof, including the sales price.

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

The terms of the lease state the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years six through eight. The lease is effectively eight one-year terms as the lessee has the option to terminate the lease.

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the three months ended March 31, 2016 and 2015, lease income of approximately $303,000 and $460,000 was recognized, respectively. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2016 or, if renewed, on similar terms or conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $5,000 and $21,000, during the three months ended March 31, 2016 and 2015, respectively.

The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee based on a percentage of the surface value. No releases occurred during the three months ended March 31, 2016, while cash payments for the release of surface entry rights totaled approximately $2,000 during the three months ended March 31, 2015, which is included in revenue from real estate operations.

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

In July 2012, the Company entered into an agreement with the City of Daytona Beach, Florida (the “City”) to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Lease Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, will remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of March 31, 2016, approximately $1.6 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

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

As of March 31, 2016, the Company owned four performing commercial loan investments which have an aggregate outstanding principal balance of approximately $38.5 million. These loans are secured by real estate, or the borrower’s equity interest in real estate, located in Dallas, Texas, Sarasota, Florida, Atlanta, Georgia, and San Juan, Puerto Rico and have an average remaining maturity of approximately 1.5 years and a weighted average interest rate of 9.0%.

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

SUMMARY OF OPERATING RESULTS FOR THE QUARTER ENDED MARCH 31, 2016 COMPARED TO MARCH 31, 2015

Total revenue for the quarter ended March 31, 2016 increased 151% to approximately $18.4 million, as compared to approximately $7.3 million during the same period in 2015. This increase was primarily the result of an increase of approximately $8.7 million from our real estate operations as we closed two land sale transactions during the quarter ended March 31, 2016 which generated approximately $1.6 million in revenue. In addition, revenue totaling approximately $7.5 million was recognized during the quarter ended March 31, 2016 for the sales within the Tomoka Town Center which closed during the fourth quarter of 2015, for which revenue is being recognized on the percentage-of-completion basis as related infrastructure costs are incurred. We closed no land sale transactions during the quarter ended March 31, 2015. The remaining increase in total revenue is primarily due to an increase of approximately $2.2 million, or 51%, in revenue generated by our income properties, reflecting our increased portfolio of properties. Revenue from our income properties during the quarter ended March 31, 2016 included approximately $1.5 million of incremental rent revenue due to the addition of the 245 Riverside Avenue property, acquired in July 2015, and Wells Fargo property, acquired in November 2015. Revenue from our income properties during the quarter ended March 31, 2016 also includes approximately $607,000 in revenue from the accretion of the below-market lease intangible, which is primarily attributable to the Wells Fargo property.

Net income for the quarter ended March 31, 2016 was approximately $1.4 million, compared to approximately $353,000 in the same period in 2015. Net income per share for the quarter ended March 31, 2016 was $0.25 per share, as compared to $0.06 per share during the same period in 2015, an increase of $0.19 per share, or 317%. Our results in the first quarter of 2016 benefited from gains on the aforementioned land transactions and percent-complete revenue on land transactions closed in the fourth quarter of 2015 totaling approximately $7.1 million. Our first quarter 2016 results also benefited from an increase of approximately $2.2 million in revenue from our income property portfolio. These benefits were offset by increases in direct costs of revenues of approximately $2.2 million, or 82%, general and administrative expenses of approximately $3.3 million, or 226%, depreciation and amortization of approximately $912,000, or 79%, and interest expense of approximately $1.0 million, or 96%. Included in the net increase in direct cost of revenues of approximately $2.2 million was approximately $1.7 million of direct costs of real estate operations primarily due to the aforementioned land transactions and percent-complete revenue on land transactions closed in the fourth quarter of 2015 and approximately $536,000 of increased direct costs of revenues for our income properties, which was primarily comprised of approximately $532,000 in increased operating expenses related to our recent investments including the 245 Riverside Avenue property and the Wells Fargo property. In addition, our net income was impacted by increased depreciation and amortization expense of approximately $912,000, or 79%, reflecting our increased income property portfolio, increased general and administrative expenses of approximately $3.3 million, or 226%, primarily due to an increase in stock compensation expense of approximately $2.0 million, of which approximately $1.6 million is related to the acceleration of stock compensation expense in connection with the cancellation of certain grants, and increased legal costs of approximately $1.1 million as further described below. In addition, the approximate $1.0 million increase in interest expense resulted from our $75.0 million convertible Notes (hereinafter defined) which closed in March 2015. Of the total increase in interest expense, approximately $248,000 was non-cash relating to the amortization of the discount on the Notes.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $6.4 million and $5.3 million, respectively, during the quarter ended March 31, 2016, compared to total revenue and operating income of approximately $4.3 million and $3.6 million, respectively, for the quarter ended March 31, 2015. The direct costs of revenues for our income property operations totaled approximately $1.2 million and $641,000 for the quarters ended March 31, 2016 and 2015, respectively. The 51% increase in revenues during the quarter ended March 31, 2016 reflects our expanded portfolio of income properties. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $536,000 in our direct costs of revenues which was primarily comprised of approximately $532,000 in increased operating expenses related to our recent investments including the 245 Riverside Avenue property and the Wells Fargo property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

REAL ESTATE OPERATIONS

During the quarter ended March 31, 2016, operating income from real estate operations was approximately $7.3 million on revenues totaling approximately $9.6 million. During the quarter ended March 31, 2015, operating income was approximately $261,000 on revenues totaling approximately $860,000. The increase in revenue of approximately $8.7 million and operating income of approximately $7.0 million is primarily attributable to the land sales of approximately 7.46 acres for approximately $2.2 million for total gains of approximately $1.4 million as well as gains totaling approximately $5.8 million recognized for the sales within the Tomoka Town Center which closed during the fourth quarter of 2015, for which revenue is being recognized on the percentage-of-completion basis as related infrastructure costs are incurred. No land sale transactions closed in the first quarter of 2015. These increases were partially offset by the decrease in revenue generated from the eight-year oil exploration lease which totaled approximately $303,000 and $460,000 during the quarters ended March 31, 2016 and 2015, respectively, a decrease of approximately $157,000. The increase in direct costs of real estate operations are a result of the cost basis and closing costs related to the land sale transactions closed during the first quarter of 2016 and the basis related to the sales within the Tomoka Town Center which closed during the fourth quarter of 2015 which, in the aggregate, totaled approximately $1.9 million.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $1.5 million for the quarters ended March 31, 2016 and 2015. The total direct cost of golf operations revenues totaled approximately $1.4 million for the quarters ended March 31, 2016 and 2015. The Company’s golf operations had net operating income of approximately $60,000 and $148,000 during the quarters ended March 31, 2016 and 2015, respectively, representing a 60% decrease in operating results. The approximate $88,000 decline in the net operating results from the golf operations was primarily due to decreased revenues from golf revenue, a combination of a decrease in rounds played and rate per round, as well as increased building repairs and maintenance costs during the quarter ended March 31, 2016, as compared to the same period in 2015.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $881,000 during the quarter ended March 31, 2016 compared to approximately $631,000 in the same period in 2015. The interest income in the quarter ended March 31, 2016 reflected the interest earned from our portfolio of four commercial loan investments, one of which was acquired during the latter part of September 2015 for an increase of approximately $357,000. The increase related to the September 2015 loan investment was partially offset by the payoff of two loans during the second quarter of 2015, for a decrease of approximately $130,000.

AGRICULTURE AND OTHER INCOME

For the quarters ended March 31, 2016 and 2015, revenues from agriculture and other income, primarily our agriculture operations, totaled approximately $19,000. For the quarters ended March 31, 2016 and 2015, the direct cost of revenues totaled approximately $48,000 and $55,000, respectively.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $4.8 million and $1.5 million for the quarters ended March 31, 2016 and 2015, respectively. The increase of approximately $3.3 million, or 226%, includes an increase in our stock compensation expenses of approximately $2.0 million primarily due to approximately $1.6 million of expense which was recognized during the quarter ended March 31, 2016 to accelerate the remaining expense of the total grant date fair value of the 68,000 shares of restricted Company common stock that were permanently surrendered in February 2016. See Note 15, “Stock-Based Compensation.” Additional increases were attributable to an increase in legal and related costs of approximately $1.1 million which was primarily comprised of approximately $927,000 incurred in connection with investigating and responding to claims made by one of the Company’s shareholders. See Note 17, “Commitments and Contingencies.”

During the three months ended March 31, 2016, an impairment charge of approximately $210,000 was recognized on one income property held for sale as of March 31, 2016 for which the sale closed in April 2016. This represents a decrease in impairment charges of approximately $300,000 as during the three months ended March 31, 2015, an impairment charge of approximately $510,000 was recognized on two income properties held for sale as of March 31, 2015 for which the sale closed in April 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE

Interest expense totaled approximately $ 2.1 million and $1.1 million for the quarters ended March 31, 2016 and 2015, respectively. The increased interest expense during the quarter ended March 31, 2016, as compared to the same quarter in 2015, reflects our increased net borrowings, including our Notes issuance in March 2015 for which only a partial quarter of interest expense was incurred in the first quarter of 2015, as well as borrowings on the credit facility. Also, included in interest expense in the consolidated financial statements is the amortization of loan costs incurred in connection with the Company’s long-term debt and the amortization of the discount on the Notes.

During the twelve month period ending March 31, 2016, our long-term debt, at face value, increased approximately $42.1 million, as a result of net borrowings on the credit facility.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled approximately $7.4 million at March 31, 2016, excluding restricted cash. Restricted cash totaled approximately $15.2 million, approximately $13.6 million of cash is being held in escrow from the sales of an income property and land to be reinvested through the like-kind exchange structure into another income property. Approximately $219,000 is being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013; approximately $751,000 is being held in three separate escrow accounts related to three separate land transactions of which one closed in December 2013 and two closed in December 2015; approximately $4,000 is being held by the consolidated variable interest entity in which the Company is the primary beneficiary; and approximately $626,000 is being held in a reserve primarily for certain required tenant improvements for the Lowes in Katy, Texas. Cash and cash equivalents totaled approximately $4.1 million at December 31, 2015, excluding restricted cash.

Our total cash balance at March 31, 2016 reflects cash flows used by our operating activities totaling approximately $1.2 million during the three months then ended, compared to the prior year’s cash flows used by operating activities in the same period totaling approximately $341,000. A portion of the $1.2 million used by our operating activities during the quarter ended March 31, 2016 is related to the timing of when cash was received in the fourth quarter of 2015 for land sales in which the remaining gain is being recognized on the percentage-of-completion basis in 2016.

Our cash flows provided by investing activities totaled approximately $2.4 million for the three months ended March 31, 2016, and reflected the use of approximately $2.5 million to acquire one multi-tenant income property offset by the proceeds from the sales of investment securities of approximately $6.3 million. In addition, approximately $1.1 million of restricted cash was released upon completion of a 1031 transaction.

Our cash flows provided by financing activities totaled approximately $2.1 million, for the three months ended March 31, 2016, primarily related to the $3.8 million in net borrowings on our revolving credit facility offset by our stock repurchases during the three months ended March 31, 2016 of approximately $1.4 million.

Our long-term debt balance, at face value, totaled approximately $177.5 million at March 31, 2016, representing an increase of approximately $3.8 million from the face value balance of approximately $173.7 million at December 31, 2015. The increase in the long-term debt was primarily due to the $3.8 million in net borrowings on our revolving credit facility.

Credit Facility. The Company has a revolving credit facility, as amended (the “Credit Facility”), with Bank of Montreal (“BMO”) as the administrative agent for the lenders thereunder. The Credit Facility is unsecured and is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Wells Fargo Bank, N.A. (“Wells Fargo”) and Branch Banking & Trust Company. The Credit Facility matures on August 1, 2018 with the ability to extend the term for 1 year.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

At March 31, 2016, the current commitment level under the Credit Facility was $75.0 million. The available borrowing capacity under the Credit Facility was approximately $33.0 million subject to the borrowing base requirements.

On March 21, 2016, the Company entered into an amendment of the Credit Facility (the “First Amendment”). The First Amendment modifies certain terms of the Company’s Credit Facility effective as of September 30, 2015, including, among other things, (i) modifying certain non-cash or non-recurring items in the calculation of adjusted EBITDA and eliminating stock repurchases from the calculation of fixed charges, both of which are part of the calculation of the fixed charge coverage ratio financial covenant, (ii) the addition of a measure for the fixed charge coverage ratio that must be met before the Company may repurchase shares of its own stock, and (iii) providing a consent of the lenders regarding the amount of the Company’s stock repurchases since the third quarter of 2015. As of the date of the First Amendment, the Company could not complete any additional repurchases of its own common stock due to the required fixed charge coverage ratio not being achieved. However, on April 13, 2016, the Company entered into the second amendment of the Credit Facility (the “Second Amendment”) as further described in Note 21, “Subsequent Events” which modifies the section of the Credit Facility pertaining to stock repurchases by the Company.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Notes, or specified corporate events. The Company may not redeem the Notes prior to the stated maturity date and no sinking fund is provided for the Notes. The Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Notes in cash upon conversion with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Notes. As of March 31, 2016 the unamortized debt discount of our Notes was approximately $5.0 million.

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

Section 1031 Like-Kind Exchange. Our sources of liquidity include the release of restricted cash from a Section 1031 like-kind exchange transaction upon the completion of the like-kind exchange. As of March 31, 2016, we had approximately $13.6 million included in restricted cash representing proceeds from the sales of an income property and land that were part of a reverse exchange for the acquisition of the income property leased to Wells Fargo in Raleigh, North Carolina. As of May 3, 2016, after the completion of certain sales of income properties in April 2016, the restricted cash balance related to this Section 1031 like-kind exchange transaction was approximately $23.6 million. This restricted cash will become unrestricted upon the completion of the Section 1031 like-kind exchange in mid-May 2016.

Acquisitions and Investments. During the three months ended March 31, 2016, the Company acquired one multi-tenant income property, for an acquisition cost of approximately $2.5 million. We are targeting investments between approximately $67.5 million and $82.5 million in income-producing properties or investments in commercial loans secured by commercial real estate during the remainder of 2016. If certain land sale transactions were to close in 2016 and we complete the Portfolio Sale our targeted investments for the remainder of 2016 would likely increase substantially. We expect to fund these acquisitions utilizing our cash on hand, the available capacity under our credit facility, cash from operations, proceeds from land sales transactions, the dispositions of income properties, and potentially the sale of our subsurface interests, each of which we expect will qualify under the like-kind exchange deferred-tax structure, and additional funding sources.

Dispositions. No income properties were disposed of during the three months ended March 31, 2016; however seventeen single-tenant properties were classified as held for sale as of March 31, 2016. Three of the seventeen properties were for sales which closed in April 2016. The remaining fourteen properties are described below:

On March 28, 2016, the Company entered into a purchase and sale agreement for the sale of a portfolio of fourteen single-tenant income properties (the “Portfolio Sale”). The properties include nine properties leased to Bank of America, located primarily in Orange County and also in Los Angeles County, California; two properties leased to Walgreens, located in Boulder, Colorado and Palm Bay, Florida; a property leased to a subsidiary of CVS located in Tallahassee, Florida; a ground lease for a property leased to Chase Bank located in Chicago, Illinois; and a ground lease for a property leased to Buffalo Wild Wings in Phoenix, Arizona. The sales price for the Portfolio Sale is approximately $51.6 million. The Portfolio Sale contemplates that the sales price includes the buyer’s assumption of the existing $23.1 million mortgage loan secured by the aforementioned properties. The Portfolio Sale, if completed, would result in an estimated gain of approximately $11.4 million, or approximately $1.22 per share, after tax. The Portfolio Sale is anticipated to close in the third quarter of 2016. The closing of the Portfolio Sale is subject to customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Capital Expenditures In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac Petroleum, Inc. (“RaceTrac”) in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500, and can be paid over five years from sales of the remaining land or at the end of the fifth year. During the year ended December 31, 2013, the Company deposited $283,500 of cash in escrow related to the improvements which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of March 31, 2016 was approximately $286,000, including accrued interest. Accordingly as of March 31, 2016, the remaining maximum commitment is approximately $691,000.

In connection with the acquisition of the Lowes on April 22, 2014, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which are not required to be completed until December 2016. As of December 31, 2015, $100,000 of these tenant improvements had been completed and funded, leaving approximately $551,000 remaining to be funded as of March 31, 2016.

In conjunction with the Company’s sale of approximately 98.69 acres within the Tomoka Town Center the Company obligated to complete certain infrastructure improvements, including, but not limited to, the addition or expansion of roads and underlying utilities, and storm water retention (the “Infrastructure Work”). The Company entered into a construction agreement for approximately $7.8 million, including change orders through March 31, 2016, for the substantial portion of the Infrastructure Work. Approximately $5.1 million of these costs have been incurred through March 31, 2016 under this agreement and therefore, the remaining maximum commitment as of March 31, 2016 under this agreement is approximately $2.7 million. The anticipated completion for the Infrastructure Work in or around 2016.

In conjunction with the Company’s sale of approximately 18.10 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of March 31, 2016 was approximately $125,000, including accrued interest. Accordingly, the Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s is $125,000, to be paid from escrow upon completion.

In conjunction with the Company’s sale of approximately 14.98 acres of land to an affiliate of Integra Land Company (“Integra”) in December 2015, the Company agreed to reimburse Integra approximately $276,000 for a portion of the costs for road access and related utility improvements that will benefit the 14.98 acre land parcel sold to Integra as well as the surrounding acreage still owned by the Company. The Company also agreed to reimburse Integra approximately $94,000 for site relocation costs. Accordingly, in December 2015, the Company deposited a combined $370,000 of cash in escrow related to these reimbursements which are classified as restricted cash in the consolidated balance sheets. During the three months ended March 31, 2016, approximately $30,000 was disbursed from the escrow account. Accordingly, the Company’s maximum remaining commitment related to these reimbursements is approximately $340,000 to be paid from escrow as costs are incurred.

On April 5, 2016, the Company entered into a 15-year lease with a national fitness center for the anchor space at The Grove at Winter Park located in Winter Park, Florida. The lease is for approximately 40,000 square feet, or 36% of the approximately 112,000 square foot multi-tenant retail center. The Company has committed to fund customary tenant improvements for the fitness center for an estimated $4.0 million, which could open as early as the fourth quarter of 2016.

As of March 31, 2016, we have no other contractual requirements to make capital expenditures.

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. We believe the issues raised by, and the land which is the subject of, this inquiry are similar to or the same as those which were addressed and resolved by the settlement agreement executed in December 2012 between the Company and the St. Johns River Water Management District (the “District”) and the permit which the District subsequently issued to the Company. During the fourth quarter of 2015, based on discussions with the federal regulatory agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of approximately $187,500 has been accrued as of December 31, 2015, with no adjustment to that accrual being made during the three months ended March 31, 2016. Also during the fourth quarter of 2015, the federal regulatory agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands mitigation and restoration relating to the approximately 160 acres.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company’s third-party environmental engineers have estimated the cost for restoration activities to range from approximately $1.7 million to approximately $1.9 million. As of December 31, 2015, the Company accrued an obligation for the low end of the estimated range of possible restoration costs of approximately $1.7 million and included such estimated costs on the consolidated balance sheet as a corresponding increase in the basis of our land and development costs associated with those acres. No adjustment to that accrual was made during the three months ended March 31, 2016. The Company believes there is at least a reasonable possibility that the estimated liability of approximately $1.7 million could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheet and future cash flows. On an ongoing basis, the Company evaluates its estimates, however, actual results may differ from those estimates. Additionally, the Company anticipates the remaining approximately 60 acres will require mitigation activities which could be satisfied by the Company through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. The Company anticipates that resolution of this matter will allow the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract. The number of mitigation credits that may be required is not currently estimable and as the utilization or purchase of such credits would be incorporated into the basis of the land under contract, no amounts related to mitigation credits have been accrued as of March 31, 2016. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract and, accordingly, no amounts related to such potential future costs have been accrued as of March 31, 2016.

During the fourth quarter of 2015 and the first quarter of 2016, the Company has received communications from a single institutional shareholder, some of which have  been filed publicly. In investigating the shareholder’s allegations, the Company has incurred costs of approximately $988,000, to date, through March 31, 2016 of which approximately $927,000 was incurred during the first quarter of 2016, for legal representation, accounting services, additional director and committee meeting fees, or other third party costs. To date, none of the shareholder’s allegations have been found to have any basis or merit; however, such costs could continue to be incurred and, while not reasonably estimable, may represent significant costs for the Company which would have an adverse impact on the Company’s results of operations and cash flows.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with our cash on hand, cash flow from our operations, cash from the completion of 1031 like-kind exchanges, and the available borrowing capacity of approximately $33.0 million under the Credit Facility, based on the borrowing base requirements, as of March 31, 2016.

During November 2015, the Company hired Lantana Advisors, a subsidiary of SunTrust, to evaluate the possible sale of its subsurface interests. On April 13, 2016 the Company entered into a purchase and sale agreement with Land Venture Partners, LLC for the sale of its 500,000 acres of subsurface interests, all located in the state of Florida, including the royalty interests in two operating oil wells in Lee County, Florida and its interests in the oil exploration lease with Kerogen Florida Energy Company LP, for a sales price of approximately $24 million (the “Subsurface Sale”). The purchase and sale agreement contemplates a closing of the Subsurface Sale prior to year-end 2016. The Subsurface Sale, if completed, would result in an estimated gain of approximately $22.6 million, or approximately $2.40 per share, after tax. The Company intends to use the proceeds from this sale as part of a Section 1031 like-kind exchange. The closing of the Subsurface Sale is subject to customary closing conditions. There can be no assurances regarding the likelihood or timing of the Subsurface Sale being completed or the final terms thereof, including the sales price.

In the fourth quarter of 2015, the Company announced a new $10 million repurchase program. Under the new $10 million repurchase program, during the three months ended March 31, 2016, the Company repurchased 28,862 shares of its common stock on the open market for a total cost of approximately $1.3 million, or an average price per share of $46.41, and placed those shares in treasury.

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

We believe that we currently have a reasonable level of leverage. Proceeds from closed land transactions provide us with investible capital. Our strategy is to utilize our moderate leverage, when appropriate and necessary, and proceeds from land transactions to acquire income properties, acquire or originate commercial loan investments, and invest in securities of real estate companies, or other shorter term investments. Our primary targeted investment classes include the following:

•	Single-tenant retail and office double-or-triple net leased properties in major metropolitan areas;
•	Multi-tenant office and retail properties in major metropolitan areas and typically stabilized;
•	Self-developed properties on Company owned land including select office, flex, industrial, and retial;
•	Joint venture development using Company owned land;
•	Origination or purchase of 1-10 year term loans with strong risk-adjusted yields with property types to include hotel, office, retail, land and industrial;
•	Real estate related investment securities, including commercial mortgage backed securities, preferred or common stock, and corporate bonds;
•	Select regional area investments using Company market knowledge and expertise to earn good risk-adjusted yields; and
•	Purchase or origination of ground leases.

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2015. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the three months ended March 31, 2016, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The principal market risk, (i.e. the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rate risk, relating to our debt. We may utilize overnight sweep accounts and short-term investments as a means to minimize the interest rate risk. We do not believe that interest rate risk related to cash equivalents and short-term investments, if any, is material due to the nature of the investments.

We are primarily exposed to interest rate risk relating to our own debt in connection with our credit facility, as this facility carries a variable rate of interest. The outstanding balance on our credit facility totaled approximately $42.1 million at March 31, 2016. Our borrowings on our $75.0 million revolving credit facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 135 basis points and 225 basis points based on our level of borrowing as a percentage of our total asset value. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by approximately $421,000.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of March 31, 2016, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We wish to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year-ended December 31, 2016, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market in the City and Volusia County, Florida; the impact of a prolonged recession or downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of environmental and land use regulations generally and on certain land sale transactions specifically; extreme or severe weather conditions; the impact of competitive real estate activity; variability in quarterly results due to the unpredictable timing of land transactions; the loss of any major income property tenants; the timing of land sale transactions; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to those risk factors. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2016, which were not previously reported.

The following share repurchases were made during the three months ended March 31, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
1/1/2016 - 1/31/2016	—	$—	—	$10,028,941
2/1/2016 - 2/29/2016	24,024	46.21	24,024	$8,918,687
3/1/2016 - 3/31/2016	4,838	47.41	4,838	$8,689,328
Total	28,862	$46.41	28,862	$8,689,328

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

On April 27, 2016, the Board of Directors of the Company approved an addition to the Company’s Amended and Restated Bylaws to provide for the courts of Volusia County, Florida to be the exclusive forum for (a) any derivative action or proceeding brought on behalf of or in the name of the Company, (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s shareholders, (c) any action asserting a claim arising pursuant to any provision of the Florida Business Corporation Act, the Company’s articles of incorporation or these bylaws (in each case, as the same may be amended from time to time), or (d) any action asserting a claim governed by the internal affairs doctrine.  The description of this amendment is qualified in its entirety by the copy of the Amended and Restated Bylaws of the Company, as so amended, attached as Exhibit 3.1 to this report.

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 3.1

Amended and Restated Articles of Incorporation of Consolidated-Tomoka Land Co., dated October 26, 2011, filed as Exhibit 3.1 to the registrant’s Current Report Form 8-K filed October 28, 2011, and incorporated herein by reference.

Exhibit 3.2	Amended and Restated Bylaws of Consolidated-Tomoka Land Co., dated April 26, 2016.

Exhibit 10.24

Consent and First Amendment to Amended and Restated Credit Agreement by and among Consolidated-Tomoka Land Co., as Borrower, the subsidiaries of Consolidated-Tomoka Land Co. party thereto, as Guarantors, the financial institutions party thereto, as Lenders, Bank of Montreal, as Administrative Agent, Wells Fargo Bank, National Association as Syndication Agent, and Branch Banking and Trust Company, as Documentation Agent, dated March 21, 2016, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 28, 2016, and incorporated herein by reference.

Exhibit 10.25	Purchase and sale agreement by and between Consolidated-Tomoka Land Co. and SBMC Mesmer, L.P. for the sale of a portfolio of 14 single-tenant income properties, dated March 28, 2016.

Exhibit 10.26

Purchase and sale agreement by and between Consolidated-Tomoka Land Co. and Land Venture Partners, LLC for the sale of the Company’s subsurface interests, dated April 13, 2016, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 18, 2016, and incorporated herein by reference.

Exhibit 10.27

Second Amendment to the Amended and Restated Credit Agreement with Bank of Montreal and the other lenders thereunder, with Bank of Montreal acting as Administrative Agent, dated April 13, 2016, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 19, 2016, and incorporated herein by reference.

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

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

May 3, 2016	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

May 3, 2016	By:	/s/ Mark E. Patten
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)