Form 10-Q
period 2016-06-30
CONSOLIDATED TOMOKA LAND CO
filed 2016-07-29
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Class of Common Stock Outstanding

July 22, 2016

$1.00 par value 5,796,325

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2016	December 31, 2015
ASSETS
Property, Plant, and Equipment:
Income Properties, Land, Buildings, and Improvements	$211,698,872	$268,970,875
Golf Buildings, Improvements, and Equipment	3,445,842	3,432,681
Other Furnishings and Equipment	1,060,007	1,044,139
Construction in Progress	234,677	50,610
Total Property, Plant, and Equipment	216,439,398	273,498,305
Less, Accumulated Depreciation and Amortization	(13,814,002)	(16,242,277)
Property, Plant, and Equipment—Net	202,625,396	257,256,028
Land and Development Costs ($11,484,560 and $11,329,574 Related to Consolidated VIE as of June 30, 2016 and December 31, 2015, respectively)	56,962,202	53,406,020
Intangible Lease Assets—Net	16,646,400	20,087,151
Assets Held for Sale	38,685,310	-
Impact Fee and Mitigation Credits	4,277,767	4,554,227
Commercial Loan Investments	23,960,467	38,331,956
Cash and Cash Equivalents	24,742,236	4,060,677
Restricted Cash	10,568,618	14,060,523
Investment Securities	-	5,703,767
Refundable Income Taxes	117,079	858,471
Other Assets	8,544,663	6,034,824
Total Assets	$387,130,138	$404,353,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$2,225,130	$1,934,417
Accrued and Other Liabilities	9,382,443	8,867,919
Deferred Revenue	5,393,195	14,724,610
Intangible Lease Liabilities - Net	30,870,405	31,979,559
Accrued Stock-Based Compensation	48,000	135,554
Deferred Income Taxes—Net	42,405,361	39,526,406
Long-Term Debt	153,887,378	166,796,853
Total Liabilities	244,211,912	263,965,318
Commitments and Contingencies - See Note 18
Shareholders’ Equity:
Consolidated-Tomoka Land Co. Shareholders' Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 6,018,739 shares issued and 5,796,115 shares outstanding at June 30, 2016; 6,068,310 shares issued and 5,908,437 shares outstanding at December 31, 2015	5,911,602	5,901,510
Treasury Stock – 222,624 shares at June 30, 2016; 159,873 shares at December 31, 2015	(10,864,945)	(7,866,410)
Additional Paid-In Capital	19,411,293	16,991,257
Retained Earnings	123,210,563	120,444,002
Accumulated Other Comprehensive Loss	(335,271)	(688,971)
Total Consolidated-Tomoka Land Co. Shareholders' Equity	137,333,242	134,781,388
Noncontrolling Interest in Consolidated VIE	5,584,984	5,606,938
Total Shareholders’ Equity	142,918,226	140,388,326
Total Liabilities and Shareholders’ Equity	$387,130,138	$404,353,644

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Revenues
Income Properties	$6,033,082	$4,132,052	$12,462,323	$8,392,727
Interest Income from Commercial Loan Investments	635,050	638,710	1,516,295	1,270,194
Real Estate Operations	4,774,620	1,368,141	14,335,518	2,227,942
Golf Operations	1,412,196	1,448,567	2,876,555	2,985,993
Agriculture and Other Income	18,990	20,738	37,682	39,677
Total Revenues	12,873,938	7,608,208	31,228,373	14,916,533
Direct Cost of Revenues
Income Properties	(1,204,040)	(682,887)	(2,380,747)	(1,323,733)
Real Estate Operations	(1,124,641)	(305,853)	(3,381,682)	(904,576)
Golf Operations	(1,447,176)	(1,456,232)	(2,851,764)	(2,845,844)
Agriculture and Other Income	(52,654)	(43,195)	(100,705)	(98,346)
Total Direct Cost of Revenues	(3,828,511)	(2,488,167)	(8,714,898)	(5,172,499)
General and Administrative Expenses	(1,899,126)	(1,874,877)	(6,696,583)	(3,344,643)
Impairment Charges	(1,970,822)	—	(2,180,730)	(510,041)
Depreciation and Amortization	(1,805,559)	(1,071,752)	(3,872,926)	(2,227,491)
Gain on Disposition of Assets	1,362,948	12,749	1,362,948	18,189
Total Operating Expenses	(8,141,070)	(5,422,047)	(20,102,189)	(11,236,485)
Operating Income	4,732,868	2,186,161	11,126,184	3,680,048
Investment Income (Loss)	2,691	74,818	(563,693)	225,277
Interest Expense	(2,154,437)	(1,888,434)	(4,246,203)	(2,954,936)
Income Before Income Tax Expense	2,581,122	372,545	6,316,288	950,389
Income Tax Expense	(1,000,480)	(147,928)	(3,343,081)	(372,416)
Net Income	1,580,642	224,617	2,973,207	577,973
Less: Net Loss (Income) Attributable to Noncontrolling Interest in Consolidated VIE	(10,199)	—	21,954
Net Income Attributable to Consolidated-Tomoka Land Co.	$1,570,443	$224,617	$2,995,161	$577,973

Per Share Information- See Note 10:
Basic and Diluted
Net Income Attributable to Consolidated-Tomoka Land Co.	$0.28	$0.04	$0.52	$0.10

Dividends Declared and Paid	$0.04	$0.04	$0.04	$0.04

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net Income Attributable to Consolidated-Tomoka Land Co.	$1,570,443	$224,617	$2,995,161	$577,973
Other Comprehensive Income
Realized Loss (Gain) on Investment Securities Sold (Net of Tax of $222,025 and $(49,240) for the six months ended June 30, 2016 and 2015, respectively)	-	-	353,542	(81,551)
Unrealized Gain (Loss) on Investment Securities (Net of Tax of $-0- and $(185,294) for the three months ended June 30, 2016 and 2015, respectively and Net of Tax of $210,652 and $(41,094) for the six months ended June 30, 2016 and 2015, respectively)	-	(295,050)	335,429	(65,431)
Cash Flow Hedging Derivative - Interest Rate Swap (Net of Tax of $(210,550) and $-0- for the three and six months ended June 30, 2016 and 2015, respectively)	(335,271)	-	(335,271)	-
Total Other Comprehensive Income (Loss), Net of Tax	(335,271)	(295,050)	353,700	(146,982)
Total Comprehensive Income (Loss)	$1,235,172	$(70,433)	$3,348,861	$430,991

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Consolidated-Tomoka Land Co. Shareholders
	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Consolidated-Tomoka Land Co. Shareholders’ Equity	Noncontrolling Interest in Consolidated VIE	Total Shareholders' Equity
Balance January 1, 2016	5,901,510	(7,866,410)	16,991,257	120,444,002	(688,971)	134,781,388	5,606,938	140,388,326
Net Income	—	—	—	2,995,161	—	2,995,161	(21,954)	2,973,207
Stock Repurchase	—	(2,998,535)	—	—	—	(2,998,535)	—	(2,998,535)
Exercise of Stock Options	850	—	28,858	—	—	29,708	—	29,708
Vested Restricted Stock	8,884	—	(205,090)	—	—	(196,206)	—	(196,206)
Stock Issuance	358	—	17,093	—	—	17,451	—	17,451
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	2,579,175	—	—	2,579,175	—	2,579,175
Cash Dividends ($0.04 per share)	—	—	—	(228,600)	—	(228,600)	—	(228,600)
Other Comprehensive Income, Net of Tax	—	—	—	—	353,700	353,700	—	353,700
Balance June 30, 2016	$5,911,602	$(10,864,945)	$19,411,293	$123,210,563	$(335,271)	$137,333,242	$5,584,984	$142,918,226

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30	June 30
	2016	2015
Cash Flow from Operating Activities:
Net Income	$2,973,207	$577,973
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities:
Depreciation and Amortization	3,872,926	2,227,491
Amortization of Intangible Liabilities to Income Property Revenue	(1,162,780)	—
Loan Cost Amortization	227,293	167,036
Amortization of Discount on Convertible Debt	551,489	318,197
Amortization of Discount on Debt Securities within Investment Securities	—	(4,228)
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	(1,362,948)	(18,189)
Impairment Charges	2,180,730	510,041
Accretion of Commercial Loan Origination Fees	(164,893)	(58,424)
Amortization of Fees on Acquisition of Commercial Loan Investments	36,382	—
Discount on Commercial Loan Investment Payoff	217,500	—
Realized Loss (Gain) on Investment Securities	575,567	(130,791)
Realized Gain on Put Option Derivative	—	(24,915)
Deferred Income Taxes	2,108,493	229,744
Non-Cash Compensation	2,491,621	621,724
Decrease (Increase) in Assets:
Refundable Income Taxes	741,392	(440,488)
Land and Development Costs	(4,584,904)	(440,607)
Impact Fees and Mitigation Credits	276,460	422,731
Other Assets	(2,678,702)	(1,167,489)
Increase (Decrease) in Liabilities:
Accounts Payable	290,713	532,273
Accrued and Other Liabilities	514,524	613,782
Deferred Revenue	(9,331,415)	(1,571,266)
Net Cash Provided By (Used In) Operating Activities	(2,227,345)	2,364,595
Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment	(422,002)	(1,499,328)
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities through Business Combinations	(2,460,000)	(8,634,452)
Acquisition of Commercial Loan Investments	—	(894,878)
Decrease in Restricted Cash	3,491,905	2,946,703
Proceeds from Sale of Investment Securities	6,252,362	834,964
Proceeds from Sale of Put Options	—	78,995
Acquisition of Investment Securities	—	(6,927,254)
Proceeds from Disposition of Property, Plant, and Equipment	18,828,578	6,185,947
Principal Payments Received on Commercial Loan Investments	14,282,500	7,200,909
Net Cash Provided By (Used In) Investing Activities	39,973,343	(708,394)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	28,750,000	76,375,000
Payments on Long-Term Debt	(42,050,000)	(47,540,011)
Cash Paid for Loan Fees	(388,257)	—
Cash Proceeds from Exercise of Stock Options	47,159	423,480
Cash Used to Purchase Common Stock	(2,998,535)	(858,695)
Cash From (Used for) Excess Tax Benefit (Expense) from Vesting of Restricted Stock	2,507	(29,563)
Cash Paid for Vesting of Restricted Stock	(198,713)	—
Dividends Paid	(228,600)	(233,187)
Net Cash Provided By (Used In) Financing Activities	(17,064,439)	28,137,024
Net Increase in Cash	20,681,559	29,793,225
Cash, Beginning of Year	4,060,677	1,881,195
Cash, End of Period	$24,742,236	$31,674,420

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Income taxes refunded, net of payments made, totaled approximately $58,000 during the six months ended June 30, 2016, while income taxes paid totaled approximately $577,000 during the six months ended June 30, 2015.

Interest totaling approximately $3.5 million and $1.5 million was paid during the six months ended June 30, 2016 and 2015, respectively. No interest was capitalized during the six months ended June 30, 2016 or 2015, respectively.

During the six months ended June 30, 2015, in connection with the issuance of the Company’s $75.0 million convertible senior notes due 2020, approximately $2.1 million of the issuance was allocated to the equity component for the conversion option. This non-cash allocation was reflected on the balance sheet as a decrease in long-term debt of approximately $3.4 million and an increase in deferred income taxes of approximately $1.3 million.

During the six months ended June 30, 2016, non-cash compensation includes a reduction in the value of accrued stock-based compensation of approximately $88,000. This portion of non-cash compensation was reflected on the consolidated balance sheet as a decrease in accrued stock-based compensation and on the consolidated income statement as a decrease in general and administrative expenses.

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS

Description of Business

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own and manage thirty-seven commercial real estate properties in ten states in the U.S. As of June 30, 2016, we owned twenty-nine single-tenant and eight multi-tenant income-producing properties with over 1,500,000 square feet of gross leasable space. We also own and manage a land portfolio of approximately 10,500 acres. As of June 30, 2016, we had three commercial loan investments including one fixed-rate and one variable–rate mezzanine loan and a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan. Our golf operations consist of the LPGA International golf club, which is managed by a third party. We also lease property for twenty billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

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

The results of operations for the six months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having maturities at acquisition date of 90 days or less. The Company’s bank balances as of June 30, 2016 include certain amounts over the Federal Deposit Insurance Corporation limits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS (continued)

Restricted Cash

Restricted cash totaled approximately $10.6 million at June 30, 2016 of which approximately $9.1 million of cash is being held in escrow, from the sale of an income property and a surface entry right release, to be reinvested through the like-kind exchange structure into one or more other income properties. Approximately $306,000 is being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013; approximately $504,000 is being held in three separate escrow accounts related to three separate land transactions of which one closed in December 2013 and two closed in December 2015; approximately $17,000 is being held by the consolidated variable interest entity in which the Company is the primary beneficiary; and approximately $634,000 is being held in a reserve primarily for certain required tenant improvements for the Lowes in Katy, Texas.

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

Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in investment income in the consolidated statements of operations. With respect to debt securities, when the fair value of a debt security classified as available-for-sale is less than its cost, management assesses whether or not: (i) it has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions are met, the Company must recognize an other-than-temporary impairment through earnings for the differences between the debt security’s cost basis and its fair value, and such amount is included in investment income in the consolidated statements of operations. There were no other-than-temporary impairments during the six months ended June 30, 2016 or 2015. During the fourth quarter of 2015, an other-than-temporary impairment was deemed to exist on a portion of the equity securities held by the Company, resulting in an impairment charge of approximately $60,000. The Company completed the disposition of its remaining position in investment securities during the six months ended June 30, 2016 resulting in a loss of approximately $576,000.

The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income in the consolidated statements of operations.

The fair value of the Company’s available-for-sale equity securities were measured quarterly, on a recurring basis, using Level 1 inputs, or quoted prices for identical, actively traded assets. The fair value of the Company’s available-for-sale debt securities were measured quarterly, on a recurring basis, using Level 2 inputs.

Derivative Instrument and Hedging Activity

In conjunction with the variable-rate mortgage loan secured by our property located in Raleigh, NC leased to Wells Fargo Bank, NA (“Wells Fargo”), the Company entered into an interest rate swap to fix the interest rate (the “Interest Rate Swap”). The Company accounts for its cash flow hedging derivative in accordance with ASC 815-20 “Derivatives and Hedging”. The derivative is included in Accrued and Other Liabilities on the consolidated balance sheet at its fair value. On the date the Interest Rate Swap was entered into, the Company designated the derivative as a hedge of the variability of cash flows to be paid related to the recognized long-term debt liability.

The Company formally documented the relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. At the hedge’s inception, the Company formally assessed whether the derivative that is used in hedging the transaction is highly effective in offsetting changes in cash flows of the hedged item, and we will continue to do so on an ongoing basis.

Changes in fair value of the Interest Rate Swap that are highly effective and designated and qualified as a cash-flow hedge are recorded in other comprehensive income and loss, until earnings are affected by the variability in cash flows of the designated hedged item.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS (continued)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable at June 30, 2016 and December 31, 2015, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s investments in commercial loans approximates fair value at June 30, 2016 and December 31, 2015, since the floating and fixed rates of the loans reasonably approximate current market rates for notes with similar risks and maturities. The carrying value of the Company’s credit facility approximates fair value at June 30, 2016 and December 31, 2015, since the floating rate reasonably approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate mortgage notes and convertible debt is measured at fair value based on current market rates for debt instruments with similar risks and maturities, see Note 6, “Fair Value of Financial Instruments.”

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

Classification of Commercial Loan Investments

Loans held for investment are stated at the principal amount outstanding and include the unamortized deferred loan fees offset by any applicable unaccreted purchase discounts and origination fees, if applicable, in accordance with GAAP.

Commercial Loan Investment Impairment

The Company’s commercial loans are held for investment. For each loan, the Company evaluates the performance of the collateral property and the financial and operating capabilities of the borrower/guarantor, in part, to assess whether any deterioration in the credit has occurred and for possible impairment of the loan. Impairment would reflect the Company’s determination that it is probable that all amounts due according to the contractual terms of the loan would not be collected. Impairment is measured based on the present value of the expected future cash flows from the loan discounted at the effective rate of the loan or the fair value of the collateral. Upon determination of an impairment, the Company would record an allowance to reduce the carrying value of the loan with a corresponding recognition of loss in the results of operations. Significant exercise of judgment is required in determining impairment, including assumptions regarding the estimate of expected future cash flows, collectability of the loan, the value of the underlying collateral and other factors including the existence of guarantees. The Company has determined that, as of June 30, 2016 and December 31, 2015, no allowance for impairment was required.

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of tenant reimbursable expenses. Receivables related to tenant reimbursable expenses totaled approximately $494,000 and $831,000 as of June 30, 2016 and December 31, 2015, respectively.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled approximately $3.4 million and $1.3 million as of as of June 30, 2016 and December 31, 2015, respectively. These accounts receivable are related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with three land sale transactions that closed during the fourth quarter of 2015 and one land sale transaction that closed during the first quarter of 2016.

Trade accounts receivable primarily consist of receivables related to golf operations, which are classified in other assets on the consolidated balance sheets. Trade accounts receivable related to golf operations, which primarily consist of membership and event receivables, totaled approximately $294,000 and $253,000 as of June 30, 2016 and December 31, 2015, respectively.

The collectability of the aforementioned receivables is determined based on a review of specifically identified accounts using judgments. As of as of June 30, 2016 and December 31, 2015, no allowance for doubtful accounts was required.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS (continued)

Sales of Real Estate

Gains and losses on sales of real estate are accounted for as required by the “Accounting for Sales of Real Estate” Topic of FASB Accounting Standards Codification (“FASB ASC”) FASB ASC 976-605-25. The Company recognizes revenue from the sale of real estate at the time the sale is consummated, unless the property is sold on a deferred payment plan and the initial payment does not meet established criteria, or the Company retains some form of continuing involvement in the property. As market information becomes available, real estate cost basis is analyzed and recorded at the lower of cost or market.

Adoption of New Accounting Standard

A certain item in the prior period’s consolidated balance sheet has been reclassified to conform to the presentation as of and for the six months ended June 30, 2016. Specifically, upon the adoption of ASU 2015-03, related to simplifying the presentation of debt issuance costs effective January 1, 2016, debt issuance costs, net of accumulated amortization, are required to be presented as a direct deduction from the carrying amount of the related long-term debt liability. The amount reclassified from other assets to long-term debt was approximately $1.7 million as of December 31, 2015.

NOTE 2. INCOME PROPERTIES

During the six months ended June 30, 2016, the Company acquired one multi-tenant income property, for an acquisition cost of approximately $2.5 million. Of the total acquisition cost, approximately $1.0 million was allocated to land, approximately $1.6 million was allocated to buildings and improvements, approximately $100,000 was allocated to intangible assets pertaining to the in-place lease value and leasing fees, and approximately $200,000 was allocated to intangible liabilities for the below market lease value. The amortization period for the intangible assets and liabilities is approximately 8.3 years. The property acquired during the six months ended June 30, 2016 is described below:

•

On February 18, 2016, the Company acquired a 4,685 square-foot building situated on approximately 0.37 acres in Dallas, TX which was 100% occupied and leased to two tenants, anchored by 7-Eleven, Inc. The purchase price was approximately $2.5 million, and as of the acquisition date, the weighted average remaining term of the leases was approximately 8.2 years.

Four income properties were disposed of during the six months ended June 30, 2016 as described below:

•

On April 5, 2016, the Company sold its income property leased to American Signature Furniture located in Daytona Beach, Florida, which had 3.8 years remaining on the lease, for a sales price of approximately $5.2 million. The Company’s gain on the sale was approximately $197,000, or $0.02 per share after tax.

•

On April 6, 2016, the Company sold its income property leased to an affiliate of CVS, located in Sebring, Florida, which was sub-leased to Advanced Auto Parts and had approximately 3.1 years remaining on the lease, for a sales price of approximately $2.4 million. The Company’s loss on the sale was approximately $210,000, or $0.02 per share after tax, which was charged to earnings as an impairment during the three months ended March 31, 2016.

•

On April 22, 2016, the Company sold its 15,360 square foot self-developed property leased to Teledyne ODI, located in Daytona Beach, Florida, which had approximately 9.3 years remaining on the lease, for a sales price of approximately $3.0 million. The Company’s gain on the sale was approximately $822,000, or $0.09 per share after tax.

•

On June 22, 2016, the Company sold its income property leased to Lowe’s located in Lexington, North Carolina, which had 9.6 years remaining on the lease, for a sales price of approximately $9.1 million. The Company’s gain on the sale was approximately $344,000, or $0.04 per share after tax.

An impairment charge of approximately $942,000 was recognized during the three months ended June 30, 2016 on the single-tenant income property in Altamonte Springs, Florida leased to PNC Bank as described in Note 8, “Impairment of Long-Lived Assets.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. INCOME PROPERTIES (continued)

Fourteen single-tenant properties were classified as held for sale as of March 31, 2016 which continue to be held for sale as of June 30, 2016 as the sale has not yet closed. Those fourteen properties classified as held for sale are described below:

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

On April 5, 2016, the Company entered into a 15 year lease with a national fitness center for the anchor space at The Grove at Winter Park located in Winter Park, Florida. The lease is for approximately 40,000 square feet, or 36%, of the 112,000 square foot multi-tenant retail center. On July 6, 2016, the Company funded approximately $4.0 million into an escrow account for customary tenant improvements for the fitness center, which could open as early as the fourth quarter of 2016. The tenant will draw funding from escrow as construction progresses.

One single-tenant income property and one vacant pad site were acquired during the six months ended June 30, 2015 at an aggregate acquisition cost of approximately $9.1 million. Two single-tenant income properties were classified as held for sale as of March 31, 2015, for which the sale closed in April 2015. An impairment of approximately $510,000 was charged to earnings during the three months ended March 31, 2015, related to the April 2015 sale as described in Note 8, “Impairment of Long-Lived Assets.”

NOTE 3. COMMERCIAL LOAN INVESTMENTS

On May 26, 2016, the Company’s $14.5 million first mortgage loan secured by the Sheraton Old San Juan Hotel located in San Juan, Puerto Rico was paid off at a discount of approximately $218,000. On payoff, the remaining loan origination fee net of loan costs was accreted into income.

During the three months ended June 30, 2016, the approximately $9.0 million B-Note secured by property in Sarasota, Florida and the $10.0 million mezzanine loan secured by property in Dallas, Texas were extended by the borrowers, each borrower having exercised one-year extension options thereby extending the maturity dates to June 2017 and September 2017, respectively.

As of June 30, 2016, the Company owned three performing commercial loan investments which have an aggregate outstanding principal balance of approximately $24.0 million. These loans are secured by real estate, or the borrower’s equity interest in real estate, located in Dallas, Texas, Sarasota, Florida, and Atlanta, Georgia and have an average remaining maturity of approximately 1.4 years and a weighted average interest rate of 8.7%.

The Company’s commercial loan investment portfolio was comprised of the following at June 30, 2016:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Mezz – Hotel – Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2017	8,960,467	8,960,467	8,960,467	30-day LIBOR plus 7.50%
Mezz – Hotel, Dallas, TX	September 2014	September 2017	10,000,000	10,000,000	10,000,000	30-day LIBOR plus 7.25%
Total			$23,960,467	$23,960,467	$23,960,467

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3. COMMERCIAL LOAN INVESTMENTS (continued)

The carrying value of the commercial loan investment portfolio as of June 30, 2016 consisted of the following:

Total
Current Face Amount	$23,960,467
Unamortized Fees	-
Unaccreted Origination Fees	-
Total Commercial Loan Investments	$23,960,467

The Company’s commercial loan investment portfolio was comprised of the following at December 31, 2015:

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Mezz – Hotel – Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2016	8,960,467	8,960,467	8,960,467	30-day LIBOR plus 7.50%
Mezz – Hotel, Dallas, TX	September 2014	September 2016	10,000,000	10,000,000	10,000,000	30-day LIBOR plus 7.25%
First Mortgage – Hotel, San Juan, Puerto Rico	September 2015	September 2018	14,500,000	14,500,000	14,371,489	30-day LIBOR plus 9.00%
Total			$38,460,467	$38,460,467	$38,331,956

The carrying value of the commercial loan investment portfolio as of December 31, 2015 consisted of the following:

Total
Current Face Amount	$38,460,467
Unamortized Fees	36,382
Unaccreted Origination Fees	(164,893)
Total Commercial Loan Investments	$38,331,956

NOTE 4. LAND AND SUBSURFACE INTERESTS

During the six months ended June 30, 2016, a total of approximately 7.46 acres of land was sold for approximately $2.2 million as described below:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4. LAND AND SUBSURFACE INTERESTS (continued)

In addition, the gain recognized on the percentage-of-completion basis for the sales within the Town Center, of which approximately 180 of the total 235 acres are developable, is described below. The Town Center infrastructure work was approximately 81% complete as of June 30, 2016. The gain consists of revenue from a portion of the sales price and revenue from expected reimbursement of infrastructure costs, less the allocated cost basis of the infrastructure costs incurred, as the infrastructure work is completed:

Land Tract	Date Closed	No. of Acres	Sales Price	Avg. Sales Price per Acre	Revenue (1) Recognized in Q2 2016	Revenue (1) Recognized in YTD Q2 2016	Gain (2) Recognized in Q2 2016	Gain (2) Recognized in YTD Q2 2016	Deferred Revenue (3) as of June 30, 2016
Tanger Outlet	11/12/2015	38.93	$9,700,000	$249,165	$1,633,919	$5,129,130	$1,314,682	$4,106,231	$1,773,019
Sam's Club	12/23/2015	18.10	4,500,000	248,619	837,596	2,627,483	689,171	2,151,898	770,425
NADG - First Parcel	12/29/2015	37.26	5,168,335	138,710	1,040,527	3,269,246	734,984	2,290,225	1,018,759
NADG - Outparcel	3/30/2016	4.40	2,000,000	454,545	330,730	1,775,334	294,649	1,546,609	394,230
Total Tomoka Town Center Sales		98.69	$21,368,335	$216,520	$3,842,772	$12,801,193	$3,033,486	$10,094,963	$3,956,433

(1) The revenue recognized in each quarter consists of revenue from a portion of the sales price that was previously deferred and revenue from expected reimbursements, as the infrastructure work is completed.

(2) The gain recognized in each quarter consists of revenue less the allocated cost basis of the infrastructure costs, as the infrastructure work is completed.

(3) The total revenue remaining to be recognized for the above land transactions includes the above approximately $3.9 million of deferred revenue plus an estimated approximately $806,000 of revenue related to the reimbursement of the infrastructure costs to be incurred through completion of the work, less the estimated remaining cost basis of approximately $1.0 million. See Note 18, "Commitments and Contingencies" for a description of the commitments related to the remaining infrastructure costs to be incurred.

The NADG First Parcel and Outparcel sales represent the first two of multiple transactions contemplated under a single purchase and sale agreement (the “NADG Agreement”) with an affiliate of North American Development Group (“NADG”). The NADG Agreement provides NADG with the ability to acquire portions of the remaining acreage under contract within the Town Center (the “Remaining Option Parcels”) in multiple, separate transactions through 2018 (the “Option Period”). The Remaining Option Parcels represent a total of approximately 81.55 acres and total potential proceeds to the Company of approximately $20.2 million, or approximately $248,000 per acre. Pursuant to the NADG Agreement, NADG can close on any and all of the Remaining Option Parcels at any time during the Option Period. The NADG Agreement also establishes a price escalation percentage that would be applied to any of the Remaining Option Parcels that are acquired after January 2017, and an additional price escalation percentage that would be applied to any Remaining Option Parcels acquired in 2018.

Pursuant to the agreements with Tanger, Sam’s Club, and NADG (the “Town Center Sales Agreements”), which together represent the potential sale of the developable acreage in the Town Center, the Company is responsible for the completion of certain infrastructure improvements (the “Infrastructure Work”) at the  Town Center. The Infrastructure Work is currently estimated to cost between $12.5 million and $13.0 million and is expected to be completed in or around October 2016. In connection with the transaction with Tanger, the Company expects to receive approximately $4.5 million for the portion of the Infrastructure Work attributable to the Tanger property from the Tomoka Town Center Community Development District (the “Town Center District”), a special purpose governmental entity, based upon the achievement of certain milestones related to the Infrastructure Work and the Tanger project, and based upon when the Company dedicates the Infrastructure Work to the Town Center District. The payment of the $4.5 million will be recognized into revenue when earned. The Company expects to receive payments, in addition to the sales proceeds from each of the Town Center Sales Agreements (the “Incremental Payments”), including certain fixed annual payments, over the next ten years from Tanger and Sam’s, which annual amounts are included in the estimated gains from the transactions. In aggregate, the majority of the Incremental Payments and the payment received from the Town Center District are expected to largely offset the cost of the Infrastructure Work. As a result of our responsibility for completing the Infrastructure Work, we have applied the percentage of completion basis of accounting to the Tanger Outlet, Sam’s Club and NADG transactions whereby we will recognize the revenue deferred for each transaction as the Infrastructure Work is completed. The Incremental Payments recorded as receivables as of June 30, 2016 and December 31, 2015 totaled approximately $3.4 million and $1.3 million, respectively, and are included as a part of other assets on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4. LAND AND SUBSURFACE INTERESTS (continued)

The following table provides a reconciliation of the land transactions closed (as of June 30, 2016) or under contract for all the developable parcels of the Town Center (sales price and estimated infrastructure reimbursement presented in $000’s) and the reimbursement amounts for the Infrastructure Work from each buyer:

Land Tract	No. of Acres	Sales Price (In $000's)	Sales Price per Acre	Infrastructure Reimbursement (in $000s)
Tanger Outlet [Closed] (1)	38.93	$9,700	$249,165	$5,500
Sam's Club [Closed] (2)	18.10	4,500	248,619	1,100
NADG - First Parcel [Closed] (3)	37.26	5,168	138,710	1,800
NADG - Outparcel [Closed] (3)	4.40	2,000	454,545	211
NADG - Option Parcels (4)	81.55	20,196	247,645	3,889
Total Developable Area	180.24	41,564	230,602	12,500
Common Area (5)	54.32	N/A	N/A	(12,800)
Total Town Center	234.56	$41,564	$177,199	$(300)

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

For a description of impairment charges totaling approximately $1.0 million on the Company’s undeveloped land during the three months ended June 30, 2016, see Note 8, “Impairment of Long-Lived Assets.”

During the year ended December 31, 2015, the Company acquired, through a real estate venture with an unaffiliated third party institutional investor, an interest in approximately six acres of vacant beachfront property located in Daytona Beach, Florida as more fully described in Note 21, “Variable Interest Entity.”

The Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 500,000 “surface” acres of land owned by others in 20 counties in Florida. The Company leases its interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances additional revenues from royalties applicable to production from the leased acreage.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the three months ended June 30, 2016 and 2015, lease income of approximately $303,000 and $465,000, respectively, was recognized. For the six months ended June 30, 2016 and 2015, lease income of approximately $606,000 and $925,000, respectively, was recognized. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2016 or, if renewed, on similar terms or conditions.

The Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $11,000 and $28,000, during the three months ended June 30, 2016 and 2015, respectively. Revenues from oil royalties totaled approximately $16,000 and $49,000, during the six months ended June 30, 2016 and 2015, respectively.

The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee based on a percentage of the surface value. Cash payments for the release of surface entry rights totaled approximately $450,000 and $2,000 during the six months ended June 30, 2016 and 2015, respectively, which is included in revenue from real estate operations. The May 2016 transaction for approximately $450,000 reflected gross proceeds net of fees, for the release of the Company’s surface entry rights related to approximately 960 acres of surface rights in Hendry County, Florida. The Company intends to utilize the proceeds from this transaction as part of a like-kind exchange transaction.

NOTE 5. INVESTMENT SECURITIES

During the six months ended June 30, 2016, the Company completed the disposition of its remaining position in investment securities, including common stock and debt securities of a publicly traded real estate company, with a total basis of approximately $6.8 million, resulting in net proceeds of approximately $6.3 million, or a loss of approximately $576,000. During the six months ended June 30, 2015, the Company sold preferred stock of a publicly traded real estate company with a total basis of approximately $704,000 resulting in net proceeds of approximately $835,000, or a gain of approximately $131,000.

The Company had no remaining available-for-sale securities as of June 30, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The gross unrealized loss included in accumulated other comprehensive income as of December 31, 2015 was approximately $1.1 million, net of tax of approximately $433,000. During the six months ended June 30, 2016, but prior to the disposition of the investment securities, gross unrealized gains of approximately $546,000, net of tax of approximately $211,000, were earned and included in other comprehensive income to reduce the accumulated comprehensive loss balance. The remaining unrealized loss of approximately $576,000, was then realized upon disposition during the six months ended June 30, 2016, and removed from accumulated other comprehensive income, net of tax of approximately $222,000, and charged to earnings as an investment loss.

During the six months ended June 30, 2015, gross unrealized losses of approximately $106,000, net of tax of approximately $41,000, were recorded through other comprehensive income. The gross unrealized losses of approximately $106,000 include the gross unrealized loss of approximately $120,000, offset by the approximate $14,000 in gross unrealized gains on the preferred stock investments prior to their sale in the first quarter of 2015.

Following is a table reflecting the sale of investment securities and the gains or losses recognized during the six months ended June 30, 2016 and 2015:

	For the six months ended June 30,
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$24,742,236	$24,742,236	$4,060,677	$4,060,677
Restricted Cash - Level 1	10,568,618	10,568,618	14,060,523	14,060,523
Commercial Loan Investments - Level 2	23,960,467	23,960,467	38,331,956	38,460,467
Long-Term Debt - Level 2	153,887,378	158,562,177	166,796,853	172,572,305
Interest Rate Swap - Level 2	545,821	545,821	-	-

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

The following table presents the fair value of assets by Level at December 31, 2015 (there were none as of June 30, 2016):

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

Intangible lease assets and liabilities consisted of the following as of June 30, 2016 and December 31, 2015:

	As of
	June 30, 2016	December 31, 2015
Intangible Lease Assets:
Value of In-Place Leases	$16,324,202	$19,588,642
Value of Above Market In-Place Leases	1,178,878	1,469,143
Value of Intangible Leasing Costs	3,719,078	3,835,158
Sub-total Intangible Lease Assets	21,222,158	24,892,943
Accumulated Amortization	(4,575,758)	(4,805,792)
Sub-total Intangible Lease Assets—Net	16,646,400	20,087,151
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(32,483,281)	(32,315,741)
Sub-total Intangible Lease Liabilities	(32,483,281)	(32,315,741)
Accumulated Amortization	1,612,876	336,182
Sub-total Intangible Lease Liabilities—Net	(30,870,405)	(31,979,559)
Total Intangible Assets and Liabilities—Net	$(14,224,005)	$(11,892,408)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7. INTANGIBLE LEASE ASSETS AND LIABILITIES (continued)

Total amortization related to intangible lease assets during the six months ended June 30, 2016 and 2015 was approximately $1.1 million and $718,000, respectively, and was included in depreciation and amortization in the consolidated statements of operations. Total amortization related to intangible lease liabilities during the six months ended June 30, 2016 was approximately $1.2 million and was included as an increase to income properties revenue in the consolidated statements of operations.

The estimated future amortization and accretion of intangible lease assets and liabilities is as follows:

Year Ending December 31,	Future Amortization Expense	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2016	$990,549	$(1,111,603)	$(121,054)
2017	1,941,510	(2,189,685)	(248,175)
2018	1,937,911	(2,191,717)	(253,806)
2019	1,935,341	(2,192,911)	(257,570)
2020	1,886,208	(2,192,911)	(306,703)
2021	1,369,584	(2,279,897)	(910,313)
Thereafter	5,609,190	(17,735,574)	(12,126,384)
Total	$15,670,293	$(29,894,298)	$(14,224,005)

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

During the three months ended June 30, 2016, an impairment charge of approximately $942,000 was recognized on an income property in Altamonte Springs, Florida leased to PNC Bank under contract for sale as of June 30, 2016. The total impairment charge represents the anticipated loss on the sale of approximately $783,000 plus estimated closing costs of approximately $159,000.

During the three months ended June 30, 2016, an impairment charge of approximately $717,000 was recognized on approximately 4 of the approximately 6 acres of undeveloped land in Daytona Beach, Florida for which a contract for sale was executed during the three months ended June 30, 2016. Such acreage was repurchased in prior years by the Company and carried a higher cost basis than the remainder of the Company’s historical land holdings. The total impairment charge represents the anticipated loss on the sale of approximately $646,000 plus estimated closing costs of approximately $71,000.

During the three months ended June 30, 2016, an impairment charge of approximately $311,000 was recognized on approximately 4 acres of undeveloped land in Daytona Beach, Florida for which a contract for sale was executed subsequent to June 30, 2016. Such acreage was repurchased in a prior year by the Company and carried a higher cost basis than the remainder of the Company’s historical land holdings. The total impairment charge represents the anticipated loss on the sale of approximately $256,000 plus estimated closing costs of approximately $55,000.

During the three months ended March 31, 2016, an impairment charge of approximately $210,000 was recognized on an income property held for sale as of March 31, 2016 for which the sale closed on April 6, 2016, as described in Note 2, “Income Properties.” The total impairment charge represented the loss on the sale of approximately $134,000 plus closing costs of approximately $76,000.

During the six months ended June 30, 2015, an impairment charge of approximately $510,000 was recognized on two income properties held for sale as of March 31, 2015, for which the sale closed on April 17, 2015. The total impairment charge represented the loss on the sale of approximately $277,000 plus estimated closing costs of approximately $233,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9. OTHER ASSETS

Other assets consisted of the following:

	As of
	June 30, 2016	December 31, 2015
Income Property Tenant Receivables	$493,820	$830,574
Income Property Straight-line Rent Adjustment	1,977,575	1,781,798
Interest Receivable from Commercial Loan Investments	116,007	155,163
Infrastructure Reimbursement Receivables	3,407,454	1,306,602
Golf Operations Receivables	294,244	253,358
Deferred Deal Costs	604,957	520,308
Prepaid Expenses, Deposits, and Other	1,650,606	1,187,021
Total Other Assets	$8,544,663	$6,034,824

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

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Income Available to Common Shareholders:
Net Income Attributable to Consolidated-Tomoka Land Co.	$1,570,443	$224,617	$2,995,161	$577,973
Weighted Average Shares Outstanding	5,703,542	5,822,815	5,719,213	5,824,717
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	-	22,719	-	27,356
Total Shares Applicable to Diluted Earnings Per Share	5,703,542	5,845,534	5,719,213	5,852,073
Per Share Information:
Basic and Diluted net Income Per Share
Net Income Attributable to Consolidated-Tomoka Land Co.	$0.28	$0.04	$0.52	$0.10

The effect of 81,250 and 87,500 potentially dilutive securities were not included for the three and six months ended June 30, 2016, respectively, as the effect would be antidilutive. The effect of 25,000 and 40,200 potentially dilutive securities were not included for the three and six months ended June 30, 2015, respectively, as the effect would be antidilutive.

The Company intends to settle its 4.50% Convertible Senior Notes due 2020 (the “Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Notes have no impact on diluted net income per share until the price of our common stock exceeds the conversion price of $68.90. The average price of our common stock during the three and six months ended June 30, 2016 and 2015 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 11. TREASURY STOCK (continued)

In the fourth quarter of 2015, the Company also announced a new $10 million stock repurchase program. Under the new $10 million repurchase program, during the six months ended June 30, 2016, the Company repurchased 62,751 shares of its common stock on the open market for a total cost of approximately $3.0 million, or an average price per share of $47.78, and placed those shares in treasury.

NOTE 12. LONG-TERM DEBT

Credit Facility. The Company has a revolving credit facility (the “Credit Facility”) with Bank of Montreal (“BMO”) as the administrative agent for the lenders thereunder. The Credit Facility is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Wells Fargo and Branch Banking & Trust Company. The Credit Facility matures on August 1, 2018 with the ability to extend the term for 1 year.

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

At June 30, 2016, the current commitment level under the Credit Facility was $75.0 million. The available borrowing capacity under the Credit Facility was approximately $42.3 million subject to the borrowing base requirements. As of May 13, 2016, the Credit Facility had a zero balance after the Company had paid off all outstanding draws.

On March 21, 2016, the Company entered into an amendment of the Credit Facility (the “First Amendment”). The First Amendment modified certain terms of the Company’s Credit Facility effective as of September 30, 2015, including, among other things, (i) modifying certain non-cash or non-recurring items in the calculation of Adjusted EBITDA, as defined in the Credit Facility, and eliminating stock repurchases from the calculation of fixed charges, both of which are part of the calculation of the fixed charge coverage ratio financial covenant, (ii) the addition of a measure for the fixed charge coverage ratio that must be met before the Company may repurchase shares of its own stock, and (iii) providing a consent of the lenders regarding the amount of the Company’s stock repurchases since the third quarter of 2015.

On April 13, 2016, the Company entered into an amendment of the Credit Facility (the “Second Amendment”). The Second Amendment modified section 8.8(n) of the Credit Facility which pertains to permitted stock repurchases by the Company, by, among other things, (i) adding the gains from the sale of unimproved land, including the sale of subsurface interests or the release of surface entry rights, net of taxes incurred in connection with the sale, to the calculation of Adjusted EBITDA, for the purpose of determining the coverage ratio that must be met before the Company may repurchase shares of its own stock, and (ii) reducing the coverage ratio that must be met before the Company may repurchase shares of its own stock pursuant to section 8.8(n) from 1.75x to 1.50x. As of the date of the Second Amendment, the Company meets the required coverage ratio; therefore, subject to black-out periods and other restrictions applicable to share repurchases, the Company will be able to continue to make additional repurchases of its own common stock under its existing $10 million repurchase program.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 12. LONG-TERM DEBT (continued)

Mortgage Notes Payable. On February 22, 2013, the Company closed on a $7.3 million non-recourse first mortgage loan originated with UBS Real Estate Securities Inc., secured by its interest in the two-building office complex leased to Hilton Resorts Corporation, which was acquired on January 31, 2013. The mortgage loan matures in February 2018, carries a fixed rate of interest of 3.655% per annum, and requires payments of interest only prior to maturity.

On March 8, 2013, the Company closed on a $23.1 million non-recourse first mortgage loan originated with Bank of America, N.A., secured by its interest in fourteen income properties. The mortgage loan matures in April 2023, carries a fixed rate of 3.67% per annum, and requires payments of interest only prior to maturity.

On September 30, 2014, the Company closed on a $30.0 million non-recourse first mortgage loan originated with Wells Fargo, secured by its interest in six income properties. The mortgage loan matures in October 2034, and carries a fixed rate of 4.33% per annum during the first ten years of the term, and requires payments of interest only during the first ten years of the loan. After the tenth anniversary of the effective date of the loan, the cash flows generated by the underlying six income properties must be used to pay down the principal balance of the loan until paid off or until the loan matures. The loan is fully pre-payable after the tenth anniversary date of the effective date of the loan.

On April 15, 2016, the Company closed on a $25.0 million non-recourse first mortgage loan originated with Wells Fargo, secured by the Company’s income property leased to Wells Fargo located in Raleigh, North Carolina. The mortgage loan has a 5-year term with two years interest only, and interest and a 25-year amortization for the balance of the term. The mortgage loan, bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. The mortgage loan can be prepaid at any time subject to the termination of the interest rate swap.

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

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Notes, or specified corporate events. The Company may not redeem the Notes prior to the stated maturity date and no sinking fund is provided for the Notes. The Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Notes in cash upon conversion with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Notes. As of June 30, 2016 the unamortized debt discount of our Notes was approximately $4.7 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 12. LONG-TERM DEBT (continued)

Long-term debt consisted of the following:

	June 30, 2016
	Total	Due Within One Year
Credit Facility	$—	$—
Mortgage Note Payable (originated with UBS)	7,300,000	—
Mortgage Note Payable (originated with BOA)	23,100,000	—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—
Mortgage Note Payable (originated with Wells Fargo)	25,000,000
4.50% Convertible Senior Notes due 2020, net of discount	70,311,211	—
Loan Costs, net of accumulated amortization	(1,823,833)	—
Total Long-Term Debt	$153,887,378	$—

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending December 31,	Amount
Remainder of 2016	$—
2017	—
2018	7,300,000
2019	—
2020	75,000,000
2021	25,000,000
Thereafter	53,100,000
Total Long-Term Debt - Face Value	$160,400,000

The carrying value of long-term debt as of June 30, 2016 consisted of the following:

Total
Current Face Amount	$160,400,000
Unamortized Discount on Convertible Debt	(4,688,789)
Loan Costs, net of accumulated amortization	(1,823,833)
Total Long-Term Debt	$153,887,378

For the three months ended June 30, 2016, interest expense, excluding amortization of loan costs and debt discounts, was approximately $1.8 million with approximately $801,000 paid during the period. For the six months ended June 30, 2016, interest expense, excluding amortization of loan costs and debt discounts, was approximately $3.5 million with approximately $3.5 million paid during the quarter.  No interest was capitalized during the three or six months ended June 30, 2016.

For the three months ended June 30, 2015, interest expense, excluding amortization of loan costs and debt discounts, was approximately $1.5 million with approximately $665,000 paid during the period. For the six months ended June 30, 2015, interest expense, excluding amortization of loan costs and debt discounts, was approximately $2.5 million with approximately $1.5 million paid during the period.  No interest was capitalized during the three and six months ended June 30, 2015.

The amortization of loan costs incurred in connection with the Company’s long-term debt is included in interest expense in the consolidated financial statements. Loan costs are amortized over the term of the respective loan agreements using the straight-line method, which approximates the effective interest method. For the three months ended June 30, 2016 and 2015, the amortization of loan costs totaled approximately $125,000 and $94,000, respectively. For the six months ended June 30, 2016 and 2015, the amortization of loan costs totaled approximately $227,000 and $167,000, respectively.

The amortization of the approximately $6.1 million discount on the Notes is also included in interest expense in the consolidated financial statements. The discount is amortized over the term of the Notes using the effective interest method. For the three months ended June 30, 2016 and 2015 the amortization of the discount totaled approximately $278,000 and $293,000, respectively. For the six months ended June 30, 2016 and 2015 the amortization of the discount totaled approximately $551,000 and $318,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 12. LONG-TERM DEBT (continued)

The Company was in compliance with all of its debt covenants as of December 31, 2015 and March 31, 2016. As of June 30, 2016, the Company was in compliance with all of its debt covenants but for a default with respect to a covenant under the Credit Facility which requires the Company to maintain a borrowing base value of $75 million for income properties included in the borrowing base. Subsequent to our disposition of the income property leased to Lowe’s in Lexington, North Carolina in June 2016, the value of income properties on the borrowing base was approximately $71 million. The total value of the calculated borrowing base was also impacted by a provision of the Credit Facility which limits the value for a single income property to no more than 20% of the total borrowing base value. As a result, our $25.1 million investment in the 245 Riverside property in Jacksonville, Florida, which is included in the borrowing base, had a value of approximately $14 million in the borrowing base calculation. The Company obtained a waiver from the lending group effective until the earlier of (i) the date on which the Company adds one or more properties to the borrowing base sufficient to establish compliance with the covenant or (ii) December 31, 2016. As of May 13, 2016, the Credit Facility had a zero balance after the Company paid off all outstanding draws. If the Company fails to become compliant with the covenant by December 31, 2016, its liquidity could be adversely affected if another waiver from the lending group is not obtained or the lending group elects to terminate the Credit Facility. The Company expects to become compliant with the covenant through the acquisition of income-producing properties prior to December 31, 2016. As of July 29, 2016, the Company is under contract to acquire certain income-producing properties, some of which we expect to close before the end of the third quarter 2016. We expect the acquisition of these properties would result in the Company satisfying the borrowing base covenant; however, there can be no assurances regarding the likelihood or timing of any one of these potential acquisition transactions being completed or the final terms thereof.

NOTE 13. INTEREST RATE SWAP

During April 2016, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the $25.0 mortgage note payable as discussed in Note 12, “Long-Term Debt.” During the three months ended June 30, 2016, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive loss. As of June 30, 2016, the fair value of our interest rate swap agreement, which was a loss of approximately $546,000, was included in accrued and other liabilities on the consolidated balance sheets. The interest rate swap was effective on April 7, 2016 and matures on April 7, 2021. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $25.0 million to a rate of 3.17%.

NOTE 14. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	June 30, 2016	December 31, 2015
Golf Course Lease	$2,415,401	$2,602,638
Accrued Property Taxes	1,223,698	40,042
Reserve for Tenant Improvements	756,651	812,493
Accrued Interest	1,204,004	1,195,231
Environmental Reserve and Restoration Cost Accrual	2,103,190	2,405,635
Cash Flow Hedge - Interest Rate Swap	545,821	-
Other	1,133,678	1,811,880
Total Accrued and Other Liabilities	$9,382,443	$8,867,919

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 14. ACCRUED AND OTHER LIABILITIES (continued)

In July 2012, the Company entered into an agreement with the City of Daytona Beach, Florida (the “City”) to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Lease Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, will remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of June 30, 2016, approximately $1.5 million of the rent previously deferred that will not be due to the City remained to be amortized through September 2022.

In connection with the acquisition of the Lowes on April 22, 2014, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which are not required to be completed until December 2016. As of June 30, 2016, approximately $100,000 of these tenant improvements had been completed and funded, leaving approximately $551,000 remaining to be funded.

During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to be between $500,000 and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP has preliminarily accepted the Company’s proposed remediation plan which supports the approximate $500,000 accrual. Since the initial accrual of approximately $110,000 was made, approximately $129,000 in costs have been incurred through June 30, 2016.

During the year ended December 31, 2015, the Company accrued $187,500 for the estimated penalty associated with a regulatory matter pertaining to the Company’s prior agricultural activities on certain of the Company’s land located in Daytona Beach, Florida. Additionally, as part of the resolution of the regulatory matter, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible wetlands restoration costs for approximately 148.35 acres within such land, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. The final proposal for restoration work was received during the three months ended June 30, 2016 which totaled approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was recorded during the three months ended June 30, 2016. The Company funded approximately $590,000 of the total $2.0 million of estimated costs during the three months ended June 30, 2016. This matter is more fully described in Note 18 “Commitments and Contingencies”.

NOTE 15. DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	June 30, 2016	December 31, 2015
Deferred Oil Exploration Lease Revenue	$279,733	$885,822
Deferred Land Sale Revenue	3,956,433	12,656,773
Prepaid Rent	879,785	907,325
Other Deferred Revenue	277,244	274,690
Total Deferred Revenue	$5,393,195	$14,724,610

On September 22, 2015, the Company received an approximate $1.2 million rent payment for the fifth year of the Company’s eight-year oil exploration lease, which is being recognized ratably over the twelve month lease period ending in September 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 15. DEFERRED REVENUE (continued)

In connection with the 98.69 acres of land sales in the Town Center which closed during the fourth quarter of 2015 and the first quarter of 2016, approximately $3.9 million of the aggregate $21.4 million sales price is deferred as of June 30, 2016 to be recognized as revenue on a percentage-of-completion basis as the required infrastructure costs are completed. The estimated completion date in or around October 2016.

NOTE 16. STOCK-BASED COMPENSATION

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

A summary of activity during the six months ended June 30, 2016, is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Grant Date Fair Value
Outstanding at January 1, 2016	2,400	$23.42
Granted	—	—
Vested	(2,300)	23.42
Expired	—	—
Forfeited	(100)	23.42
Outstanding at June 30, 2016	-	$-

As of June 30, 2016, there is no unrecognized compensation cost as there are no outstanding shares remaining.

Market Condition Restricted Shares – Stock Price Vesting

“Inducement” grants of 96,000 and 17,000 shares of restricted Company common stock were awarded to Mr. Albright and Mr. Patten in 2011 and 2012, respectively. Mr. Albright’s restricted shares were granted outside of the 2010 Plan while Mr. Patten’s restricted shares were awarded under the 2010 Plan. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of Mr. Albright’s restricted stock award. The restricted shares will vest in six increments based upon the price per share of the Company’s common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause) meeting or exceeding the target trailing sixty-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of June 30, 2016, four increments of Mr. Albright’s and Mr. Patten’s grants had vested.

Additional grants of 2,500 and 3,000 shares of restricted Company common stock were awarded to Mr. Smith and another officer under the 2010 Plan, during the fourth quarter of 2014 and the first quarter of 2015, respectively. The restricted stock will vest in two increments based upon the price per share of Company common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices of $60 per share and $65 per share for the two increments. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of June 30, 2016, no increments of Mr. Smith’s or the other officer’s grants had vested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 16. STOCK-BASED COMPENSATION (continued)

A grant of 94,000 shares of restricted Company common stock was awarded to Mr. Albright under the 2010 Plan during the second quarter of 2015. As more fully described at the end of Note 16 “Stock-Based Compensation,” on February 26, 2016, 72,000 of these shares were surrendered, of which 4,000 were re-granted on February 26, 2016 with identical terms of the surrendered common stock and 68,000 were permanently surrendered.  The 26,000 shares of restricted Company common stock outstanding from these grants will vest in seven increments based upon the price per share of Company common stock during the term of his employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices ranging from $60 per share for the first increment to $75 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to January 28, 2021, that increment of the restricted shares will be forfeited. As of June 30, 2016, no increments of this grant had vested.

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

A summary of the activity for these awards during the six months ended June 30, 2016, is presented below:

Market Condition Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Outstanding at January 1, 2016	137,500	$30.58
Granted	4,000	38.98
Vested	—	—
Expired	—	—
Forfeited	(72,000)	34.46
Outstanding at June 30, 2016	69,500	$27.03

In connection with the permanent surrender of 68,000 shares of restricted Company common stock, approximately $1.6 million of related stock-based compensation expense was recognized during the six months ended June 30, 2016 to accelerate the remaining expense pertaining the total grant date fair value of these awards.

As of June 30, 2016, there was approximately $160,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a remaining weighted average period of 0.2 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 16. STOCK-BASED COMPENSATION (continued)

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

A summary of activity during the six months ended June 30, 2016, is presented below:

Three Year Vest Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value Per Share
Outstanding at January 1, 2016	26,900	$49.73
Granted	21,100	44.88
Vested	(10,363)	47.89
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2016	37,637	$47.52

As of June 30, 2016, there was approximately $1.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 2.1 years.

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

On May 20, 2015, the Company granted to Mr. Albright an option to purchase 40,000 shares of the Company’s common stock under the 2010 Plan, with an exercise price of $55.62. As more fully described at the end of Note 16 “Stock-Based Compensation,” on February 26, 2016, this option  was surrendered and an option to purchase 40,000 shares was granted on February 26, 2016 with identical terms. One-third of the option vested immediately and the remaining two-thirds will vest on January 28, 2017 and January 28, 2018, provided he is an employee of the Company on such dates. In addition, any unvested portion of the option will vest upon a change in control. The option expires on the earliest of: (a) January 28, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 16. STOCK-BASED COMPENSATION (continued)

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

A summary of the activity for the awards during the six months ended June 30, 2016, is presented below:

Non-Qualified Stock Option Awards	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	116,850	$48.63
Granted	40,000	55.62
Exercised	(850)	34.95
Expired	—	—
Forfeited	(40,000)	55.62
Outstanding at June 30, 2016	116,000	$48.73	6.91	$(145,780)
Exercisable at June 30, 2016	75,800	$45.40	1.73	$157,060

A summary of the non-vested options for these awards during the six months ended June 30, 2016, is presented below:

Non-Qualified Stock Option Awards	Shares	Fair Value of Shares Vested
Non-Vested at January 1, 2016	88,260
Granted	40,000
Vested	(48,060)	$2,478,088
Expired	—
Forfeited	(40,000)
Non-Vested at June 30, 2016	40,200

The weighted average grant date fair value of options granted during the six months ended June 30, 2016 was approximately $13.97 per share. The total intrinsic value of options exercised during the six months ended June 30, 2016 was approximately $30,000. As of June 30, 2016, there was approximately $494,000 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a remaining weighted average period of 1.8 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 16. STOCK-BASED COMPENSATION (continued)

A summary of share option activity under the 2001 Plan for the six months ended June 30, 2016 is presented below:

Stock Options

Liability-Classified Stock Options	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	18,000	$64.69
Granted	—	—
Exercised	—	—
Expired	(3,000)	67.27
Forfeited	—	—
Outstanding at June 30, 2016	15,000	$64.17	1.10	$—
Exercisable at June 30, 2016	15,000	$64.17	1.10	$—

In connection with the grant of non-qualified stock options, a stock appreciation right for each share covered by the option was also granted. The stock appreciation right entitles the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value of the underlying shares at the time of exercise. No options were exercised during the six months ended June 30, 2016. All options had vested as of December 31, 2013.

Stock Appreciation Rights

Liability-Classified Stock Appreciation Rights	Shares	Wtd. Avg. Fair Value	Wtd. Avg. Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	18,000	$2.64
Granted	—	—
Exercised	—	—
Expired	(3,000)	—
Forfeited	—	—
Outstanding at June 30, 2016	15,000	$1.12	1.10	$—
Exercisable at June 30, 2016	15,000	$1.12	1.10	$—

No stock appreciation rights were exercised during the six months ended June 30, 2016. All stock appreciation rights had vested as of December 31, 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 16. STOCK-BASED COMPENSATION (continued)

Following are assumptions used in determining the fair value of stock options and stock appreciation rights:

Assumptions at:	June 30, 2016	December 31, 2015
Expected Volatility	22.77%	29.40%
Expected Dividends	0.17%	0.15%
Expected Term	1.1 years	1.3 years
Risk-Free Rate	0.48%	0.75%

There were no stock options or stock appreciation rights granted under the 2001 Plan during the six months ended June 30, 2016 or 2015. The liability for stock options and stock appreciation rights, valued at fair value, reflected on the consolidated balance sheets at June 30, 2016 and December 31, 2015, was approximately $48,000 and $136,000, respectively. These fair value measurements are based on Level 2 inputs based on Black-Scholes and market implied volatility. The Black-Scholes determination of fair value is affected by variables including stock price, expected stock price volatility over the term of the awards, annual dividends, and a risk-free interest rate assumption.

Amounts recognized in the consolidated financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Total Cost of Share-Based Plans Charged
Against Income Before Tax Effect	$418,639	$546,372	$2,491,621	$621,724
Income Tax Expense
Recognized in Income	$(161,490)	$(210,763)	$(324,843)	$(239,830)

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

Upon review of the total grant awards to Mr. Albright in 2015 it was determined that the annual per person award limit under the 2010 Plan was inadvertently exceeded. In determining the extent to which the 2010 Plan’s individual annual award limit had been exceeded by the above awards, the Compensation Committee, as the administrator of the 2010 Plan, identified a conflict between Sections 3(d) and 3(e) of the 2010 Plan, the relevant provisions which provide limitations of the 2010 Plan. Section 3(d) of the 2010 Plan could be read to provide an overall limit of 50,000 shares applicable to all awards granted to a participant in any calendar year; however, the Compensation Committee could not disregard Section 3(e) of the 2010 Plan. Section 3(e) could be read to provide for two additional limits of 50,000 shares each for any (a) “Qualified Performance-Based Awards” (as defined in the 2010 Plan) constituting stock options and stock appreciation rights and (b) “Qualified Performance-Based Awards” other than stock options and stock appreciation rights. If the Compensation Committee were to determine that Section 3(e) of the 2010 Plan provides the applicable limits for two categories of “Qualified Performance-Based Awards,” then the Compensation Committee could conclude that Section 3(d) of the 2010 Plan provides the limit for awards other than Qualified Performance-Based Awards.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 16. STOCK-BASED COMPENSATION (continued)

On February 26, 2016, the Company notified the NYSE MKT (i) that the Excess 2015 Awards may have violated Rule 711 of the NYSE MKT Company Guide and (ii) of the Company and Mr. Albright’s intention to rectify the Excess 2015 Awards in the manner described below. On March 4, 2016, the NYSE MKT notified the Company that it would not take any action and considered the matter closed.

In consultation with the Board, Mr. Albright elected to rectify the Excess 2015 Awards by surrendering, in full, the May 2015 Option Grant and surrendering, in part, the May 2015 Restricted Share Grant. A portion of the surrendered awards has been replaced with new awards under the 2010 Plan in 2016. Effective as of February 26, 2016, the Compensation Committee awarded Mr. Albright (i) an option to purchase an additional 40,000 shares of our common stock under the 2010 Plan (the “New Option Grant”) and (ii) a grant of 4,000 restricted shares of our common stock (the “New Restricted Share Grant”).

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

NOTE 17. INCOME TAXES

The effective income tax rate was 52.1% and 39.2% for the six months ended June 30, 2016 and 2015, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. During the first quarter of 2016, 68,000 shares of restricted Company common stock were permanently surrendered which constituted a discrete event in which the total related stock compensation expense charged to earnings under GAAP of approximately $2.3 million, of which approximately $1.6 million was recognized during the first quarter of 2016 and approximately $676,000 was recognized during the year ended December 31, 2015, became permanently non-deductible for tax purposes as the surrendered shares will not vest. Accordingly, no income tax benefit was recorded related to the approximately $2.3 million of stock compensation expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Contractual Commitments – Expenditures

In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac Petroleum, Inc. (“RaceTrac”) in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire approximately 23 acre Williamson Crossing site, including the Company’s remaining approximately 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500, and can be paid over five years from sales of the remaining land or at the end of the fifth year. During the year ended December 31, 2013, the Company deposited $283,500 of cash in escrow related to the improvements, which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of June 30, 2016 was approximately $286,000, including accrued interest. Accordingly as of June 30, 2016, the remaining maximum commitment is approximately $691,000.

In connection with the acquisition of the Lowes on April 22, 2014, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which are not required to be completed until December 2016. As of June 30, 2016, $100,000 of these tenant improvements had been completed and funded, leaving approximately $551,000 remaining to be funded as of June 30, 2016.

In conjunction with the Company’s sale of approximately 98.69 acres within the Town Center, the Company is obligated to complete certain infrastructure improvements, including, but not limited to, the addition or expansion of roads and underlying utilities, and storm water retention (the “Infrastructure Work”). The Company entered into a construction agreement for approximately $9.1 million, including change orders through June 30, 2016, for the substantial portion of the Infrastructure Work. Approximately $7.0 million of the costs under this agreement have been incurred through June 30, 2016 and therefore, the remaining maximum commitment as of June 30, 2016 under this agreement is approximately $2.1 million. The anticipated completion for the Infrastructure Work is in or around October 2016.

In conjunction with the Company’s sale of approximately 18.10 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of June 30, 2016 was approximately $125,000, including accrued interest. Accordingly, the Company’s maximum commitment related to the construction work benefitting outparcels adjacent to Sam’s is approximately $125,000, to be paid from escrow upon completion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 18. COMMITMENTS AND CONTINGENCIES (continued)

In conjunction with the Company’s sale of approximately 14.98 acres of land to an affiliate of Integra Land Company (“Integra”) in December 2015, the Company agreed to reimburse Integra approximately $276,000 for a portion of the costs for road access and related utility improvements that will benefit the 14.98 acre land parcel sold to Integra as well as the surrounding acreage still owned by the Company. The Company also agreed to reimburse Integra approximately $94,000 for site relocation costs. Accordingly, in December 2015, the Company deposited a combined $370,000 of cash in escrow related to these reimbursements which are classified as restricted cash in the consolidated balance sheets. During the six months ended June 30, 2016, approximately $277,000 was disbursed from the escrow account. Accordingly, as of June 30, 2016, the Company’s maximum remaining commitment related to these reimbursements is approximately $93,000 to be paid from escrow as costs are incurred.

Contractual Commitments – Land Pipeline

As of July 29, 2016, the Company had executed ten definitive purchase and sale agreements with eight different buyers whose intended use for the land under contract includes residential (including multi-family), retail and mixed-use retail, and office. These agreements, in aggregate, represent the potential sale of approximately 4,100 acres, or 39% of our land holdings, with anticipated sales proceeds totaling approximately $103 million, or an average of approximately $25,000 per acre. All of these agreements contemplate closing dates ranging from the third quarter of 2016 through 2018, and the Company expects some of the transactions to close in 2016, although the buyers are not contractually obligated to close until after 2016. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City of Daytona Beach and other permitting activities with other applicable governmental authorities. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

Minto Communities

One of the definitive purchase and sale agreements is with an affiliate of Minto Communities for Minto’s development of a 3,400-unit master planned age restricted residential community on an approximately 1,600-acre parcel of the Company’s land holdings west of Interstate 95. Minto received zoning and entitlement approvals from the City of Daytona Beach, Florida in April 2016 for the 3,400 residential units and approximately 215,000 square feet of commercial space. In addition, the contract with Minto currently contemplates the Company would provide seller financing for a portion of the sales price (the “Minto Note”). The Company anticipates utilizing the proceeds from the transaction in a 1031 like-kind exchange and therefore would be required to sell the Minto Note prior to the completion of the 1031 exchange which could be up to 180 days after the closing of the transaction with Minto. With the Company having resolved certain regulatory matters related to the Company’s prior agricultural activities on the land that includes the property under contract with Minto, and with Minto’s filing of its permit application with the U.S. Army Corps of Engineers (the “ACOE”), the Company now expects this transaction to close in late 2016 subject to Minto’s receipt of their permit from the ACOE.

Tomoka Town Center

The NADG First Parcel and Outparcel sales represent the first two of multiple transactions contemplated under the NADG Agreement. The NADG Agreement provides NADG with the ability to acquire the Remaining Option Parcels during the Option Period. The Remaining Option Parcels represent a total of approximately 81.55 acres and total potential proceeds to the Company of approximately $20.2 million, or approximately $248,000 per acre. Pursuant to the NADG Agreement, NADG can close on any or all of the Remaining Option Parcels at any time during the Option Period, should certain conditions be met. The NADG Agreement also establishes a price escalation percentage that would be applied to any of the Remaining Option Parcels that are acquired after January 2017, and an additional price escalation percentage that would be applied to any Remaining Option Parcels acquired in 2018.

Other Matters

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. We believe the issues raised by, and the land which was the subject of, this inquiry are similar to or the same as those which were addressed and resolved by the settlement agreement executed in December 2012 between the Company and the St. Johns River Water Management District (the “District”) and the permit which the District subsequently issued to the Company. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 has been accrued as of December 31, 2015, with no adjustment to that accrual being made during the six months ended June 30, 2016. Also during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 18. COMMITMENTS AND CONTINGENCIES (continued)

with wetlands restoration relating to approximately 148.35 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016 the final proposal from the Company’s third-party environmental engineer was received for a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the three months ended June 30, 2016. The Company funded approximately $590,000 of the total $2.0 million of estimated costs during the three months ended June 30, 2016. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $1.4 million could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. The Company anticipates that resolution of this matter will allow the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. The number of mitigation credits that may be required is not currently estimable and as the utilization or purchase of such credits would be incorporated into the basis of the land under contract, no amounts related to mitigation credits have been accrued as of June 30, 2016. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract and, accordingly, no amounts related to such potential future costs have been accrued as of June 30, 2016.

During the fourth quarter of 2015 and the first quarter of 2016, the Company received communications from a single institutional shareholder, some of which have been filed publicly. In investigating the shareholder’s allegations, the Company has incurred costs of approximately $1.3 million, to date, through June 30, 2016 of which approximately $1.2 million was incurred during the six months ended June 30, 2016, for legal representation, accounting services, additional director and committee meeting fees, or other third party costs. To date, none of the shareholder’s allegations have been found to have any basis or merit; however, such costs could continue to be incurred and, while not reasonably estimable, may represent significant costs for the Company which would have an adverse impact on the Company’s results of operations and cash flows.

NOTE 19. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, commercial loan investments, real estate operations, and golf operations. Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 66.8% and 68.6% of our identifiable assets as of June 30, 2016 and December 31, 2015, respectively, and 39.9% and 56.3% of our consolidated revenues for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had three commercial loan investments including one fixed-rate and one variable-rate mezzanine loan and a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan. Our real estate operations primarily consist of revenues generated from land transactions and leasing, royalty income, and revenue from the release of surface entry rights from our subsurface interests. Our golf operations consist of a single property located in the City, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation, fitness facility, and pro-shop with retail merchandise. The majority of the revenues generated by our golf operations are derived from members and public customers playing golf, club memberships, and food and beverage operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 19. BUSINESS SEGMENT DATA (continued)

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in the different segments for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues:
Income Properties	$6,033,082	$4,132,052	$12,462,323	$8,392,727
Commercial Loan Investments	635,050	638,710	1,516,295	1,270,194
Real Estate Operations	4,774,620	1,368,141	14,335,518	2,227,942
Golf Operations	1,412,196	1,448,567	2,876,555	2,985,993
Agriculture and Other Income	18,990	20,738	37,682	39,677
Total Revenues	$12,873,938	$7,608,208	$31,228,373	$14,916,533
Operating Income:
Income Properties	$4,829,042	$3,449,165	$10,081,576	$7,068,994
Commercial Loan Investments	635,050	638,710	1,516,295	1,270,194
Real Estate Operations	3,649,979	1,062,288	10,953,836	1,323,366
Golf Operations	(34,980)	(7,665)	24,791	140,149
Agriculture and Other Income	(33,664)	(22,457)	(63,023)	(58,669)
General and Corporate Expense	(4,312,559)	(2,933,880)	(11,387,291)	(6,063,986)
Total Operating Income	$4,732,868	$2,186,161	$11,126,184	$3,680,048
Depreciation and Amortization:
Income Properties	$1,724,573	$992,172	$3,705,623	$2,077,809
Golf Operations	68,619	67,130	137,268	125,906
Agriculture and Other	12,367	12,450	30,035	23,776
Total Depreciation and Amortization	$1,805,559	$1,071,752	$3,872,926	$2,227,491
Capital Expenditures:
Income Properties	$122,260	$9,959,693	$2,918,580	$10,013,957
Commercial Loan Investments	—	733,083	—	894,879
Golf Operations	13,161	90,400	13,161	106,417
Agriculture and Other	—	2,334	15,867	13,406
Total Capital Expenditures	$135,421	$10,785,510	$2,947,608	$11,028,659

	As of
	June 30, 2016	December 31, 2015
Identifiable Assets:
Income Properties	$258,494,674	$277,519,902
Commercial Loan Investments	24,076,474	38,487,119
Real Estate Operations	65,252,380	59,787,157
Golf Operations	3,257,527	3,607,259
Agriculture and Other	36,049,083	24,952,207
Total Assets	$387,130,138	$404,353,644

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 20. RECENTLY ISSUED ACCOUNTING POLICIES

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

NOTE 21. VARIABLE INTEREST ENTITY

During the year ended December 31, 2015, the Company entered into a real estate venture with an unaffiliated third party institutional investor, whereby the venture acquired approximately six acres of vacant beachfront property located in Daytona Beach, Florida. The Company acquired its 50% interest in the real estate venture for approximately $5.7 million and serves as its general partner with day-to-day management responsibilities. The venture is structured such that the Company earns a base management fee and will receive a preferred interest as well as a promoted interest if certain return hurdles are achieved. The Company’s preferred interest represents the first 9% of the investment return achieved at the disposition of the property. GAAP requires consolidation of a variable interest entity (“VIE”) in which an enterprise has a controlling financial interest and is the primary beneficiary. Upon entering into the venture described above and as of June 30, 2016, the Company determined it has a controlling financial interest and is the primary beneficiary; therefore, the venture is a VIE and has been consolidated in the Company’s financial statements.

As of June 30, 2016, the VIE has one asset totaling $11,484,560 consisting of the six acre vacant beachfront property. During the year ended December 31, 2015, the Company contributed 50%, or $5,664,787, to the VIE for the initial property acquisition, with the other 50% contributed by the noncontrolling interest in the consolidated VIE. This consolidated venture has been accounted for in real estate operations with the inter-company management fees totaling approximately $12,000 during the six months ended June 30, 2016, eliminated upon consolidation.

NOTE 22. SUBSEQUENT EVENTS

On April 5, 2016, the Company entered into a 15-year lease with a national fitness center for the anchor space at The Grove at Winter Park located in Winter Park, Florida. The lease is for approximately 40,000 square feet, or 36% of the approximately 112,000 square foot multi-tenant retail center. On July 6, 2016, the Company funded approximately $4.0 million into an escrow account for customary tenant improvements for the fitness center, which could open as early as the fourth quarter of 2016. The tenant will draw funding from escrow as construction progresses.

Under the $10 million stock repurchase program, subsequent to June 30, 2016 through July 28, 2016, the Company has repurchased 8,611 shares of its common stock on the open market for a total cost of approximately $417,000, or an average price per share of $48.48, and placed those shares in treasury.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 22. SUBSEQUENT EVENTS (continued)

On July 20, 2016, the Company’s Board of Directors approved the implementation of a quarterly dividend effective in the third quarter of 2016 in place of the present semi-annual dividend. The Board of Directors declared a quarterly dividend of $0.04 for shareholders of record on August 10, 2016, to be paid on August 30, 2016, representing an annualized dividend of $0.16 per share, which would be a 100% increase over our present $0.08 per share annual dividend. The payment of the quarterly dividend is expected to impact the conversion rate applicable to the Notes pursuant to the terms and conditions thereof.

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

OVERVIEW

We are a diversified real estate operating company. We own and manage thirty-seven commercial real estate properties in ten states in the U.S. As of June 30, 2016, we owned twenty-nine single-tenant and eight multi-tenant income-producing properties with over 1,500,000 square feet of gross leasable space. We also own and manage a land portfolio of approximately 10,500 acres. As of June 30, 2016, we had three commercial loan investments including one fixed-rate and one variable–rate mezzanine loan and a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan. Our golf operations consist of the LPGA International golf club, which is managed by a third party. We also lease property for twenty billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Income Property Operations. We have pursued a strategy of investing in income-producing properties, when possible by utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes.

During the six months ended June 30, 2016, the Company acquired one multi-tenant property, for an acquisition cost of approximately $2.5 million.

Our current portfolio of twenty-nine single-tenant income properties generates approximately $13.4 million of revenues from lease payments on an annualized basis and had an average remaining lease term of 9.5 years as of June 30, 2016. Our current portfolio of eight multi-tenant properties generates approximately $5.7 million of revenue from lease payments on an annualized basis and has a weighted average remaining lease term of 5.6 years as of June 30, 2016. We expect to continue to focus on acquiring additional income-producing properties during fiscal year 2016, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing investments, we have self-developed five of our multi-tenant properties which are located in Daytona Beach, Florida. The first self-developed property, located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida, is an approximately 22,000 square foot, two-story, building, known as the Concierge Office Building, which was 100% leased as of June 30, 2016. The second two properties, known as the Mason Commerce Center, consists of two buildings totaling approximately 31,000 square-feet (15,360 each), which was 100% leased as of June 30, 2016. During the year ended December 31, 2014, construction was completed on two additional properties, known as the Williamson Business Park, which are adjacent to the Mason Commerce Center. Williamson Business Park consists of two buildings totaling approximately 31,000 square-feet (15,360 each). One of the two buildings in the Williamson Business Park was sold on April 22, 2016 for a gain of approximately $822,000. The remaining Williamson Business Park building was approximately 50% leased as of June 30, 2016. Of the eight multi-tenant properties owned as of June 30, 2016, four were self-developed.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. Pursuant to our on-going review, four properties were sold during the six months ended June 30, 2016. Another single-tenant property in Altamonte Springs, Florida leased to PNC Bank is under contract for sale as of June 30, 2016 (the “PNC Sale”), for which an impairment charge of approximately $942,000 was recognized during the three months ended June 30, 2016. In addition, fourteen properties as described below are classified as held for sale. The Company intends to use the proceeds from the sale of its non-core income-producing properties to make future investments in income-producing assets, utilizing the tax-deferred like-kind exchange structure, as circumstances permit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On March 28, 2016, the Company entered into a purchase and sale agreement for the sale of a portfolio of fourteen single-tenant income properties (the “Portfolio Sale”). The properties include nine properties leased to Bank of America, located primarily in Orange County and also in Los Angeles County, California; two properties leased to Walgreens, located in Boulder, Colorado and Palm Bay, Florida; a property leased to a subsidiary of CVS located in Tallahassee, Florida; a ground lease for a property leased to Chase Bank located in Chicago, Illinois; and a ground lease for a property leased to Buffalo Wild Wings in Phoenix, Arizona. The sales price for the Portfolio Sale is approximately $51.6 million. The Portfolio Sale contemplates that the sales price includes the buyer’s assumption of the existing $23.1 million mortgage loan secured by the aforementioned properties. The Portfolio Sale, if completed, would result in an estimated gain of approximately $11.4 million, or approximately $1.22 per share, after tax. The Portfolio Sale is anticipated to close in the third quarter of 2016. The closing of the Portfolio Sale is subject to customary closing conditions

Real Estate Operations. As of June 30, 2016, the Company owned approximately 10,500 acres of land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Presently, the majority of this land is used for agricultural purposes. Approximately 1,200 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 8,300 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,000 acres which are located further west of Interstate 95 and a few miles north of Interstate 4 which is generally well suited for industrial purposes. Beginning in 2012, we have observed an increase in residential and commercial real estate activity in the area surrounding our land holdings.

During the six months ended June 30, 2016, the Company sold approximately 7.46 acres of land for approximately $2.2 million for total gains of approximately $1.4 million. In addition, gains totaling approximately $3.0 million and $8.8 million were recognized during the three and six months ended June 30, 2016, respectively, for the sales within the 235-acre Tomoka Town Center (the “Town Center”) which closed during the fourth quarter of 2015 and first quarter of 2016, for which revenue is being recognized on the percentage-of-completion basis as related infrastructure costs are incurred.

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

Land Pipeline Update. As of July 29, 2016, the Company had executed ten definitive purchase and sale agreements with eight different buyers whose intended use for the land under contract includes residential (including multi-family), retail and mixed-use retail, and office. These agreements, in aggregate, represent the potential sale of approximately 4,100 acres, or 39% of our land holdings, with anticipated sales proceeds totaling approximately $103 million, or an average of approximately $25,000 per acre. All of these agreements contemplate closing dates ranging from the third quarter of 2016 through 2018, and the Company expects some of the transactions to close in 2016, although the buyers are not contractually obligated to close until after 2016. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City of Daytona Beach and other permitting activities with other applicable governmental authorities. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

Minto Communities

One of the definitive purchase and sale agreements is with an affiliate of Minto Communities for Minto’s development of a 3,400-unit master planned age restricted residential community on an approximately 1,600-acre parcel of the Company’s land holdings west of Interstate 95. Minto received zoning and entitlement approvals from the City of Daytona Beach, Florida in April 2016 for the 3,400 residential units and approximately 215,000 square feet of commercial space. In addition, the contract with Minto currently contemplates the Company would provide seller financing for a portion of the sales price (the “Minto Note”). The Company anticipates utilizing the proceeds from the transaction in a 1031 like-kind exchange and therefore would be required to sell the Minto Note prior to the completion of the 1031 exchange which could be up to 180 days after the closing of the transaction with Minto. With the Company having resolved certain regulatory matters related to the Company’s prior agricultural activities on the land that includes the property under contract with Minto, and with Minto’s filing of its permit application with the U.S. Army Corps of Engineers (the “ACOE”), the Company now expects this transaction to close in late 2016 subject to Minto’s receipt of their permit from the ACOE.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tomoka Town Center

The NADG First Parcel and Outparcel sales represent the first two of multiple transactions contemplated under a single purchase and sale agreement (the “NADG Agreement”) with an affiliate of North American Development Group (“NADG”). The NADG Agreement provides NADG with the ability to acquire portions of the remaining acreage under contract within the Town Center (the “Remaining Option Parcels”) in multiple, separate transactions through 2018 (the “Option Period”). The Remaining Option Parcels represent a total of approximately 81.55 acres and total potential proceeds to the Company of approximately $20.2 million, or approximately $248,000 per acre. Pursuant to the NADG Agreement, NADG can close on any and all of the Remaining Option Parcels at any time during the Option Period. The NADG Agreement also establishes a price escalation percentage that would be applied to any of the Remaining Option Parcels that are acquired after January 2017, and an additional price escalation percentage that would be applied to any Remaining Option Parcels acquired in 2018.

Variable Interest Entity. During the year ended December 31, 2015, the Company acquired, through a real estate venture with an unaffiliated third party institutional investor, an interest in approximately six acres of vacant beachfront property located in Daytona Beach, Florida for approximately $5.7 million. Upon entering into the venture described above and as of June 30, 2016, the Company determined it has a controlling financial interest and is the primary beneficiary; therefore, the venture is a VIE and has been consolidated in the Company’s financial statements.

Real Estate Impairments. During the three months ended June 30, 2016, impairment charges totaled approximately $1.0 million on our land holdings. Two of the ten aforementioned executed purchase and sale agreements, of which one was executed during the quarter ended June 30, 2016 and the other was executed subsequent to June 30, 2016, include approximately 8 acres of land that have a higher cost basis than the remainder of the Company’s historic land holdings as these acres were repurchased by the Company in previous years from the prior purchasers thereof (the “Repurchased Land”). In connection with those two contracts, the Company recognized impairment charges of approximately $717,000 and $311,000, respectively, in the quarter ended June 30, 2016. The total impairment charges represent the anticipated losses on the sales plus estimated closing costs.

Subsurface Interests. The Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 500,000 “surface” acres of land owned by others in 20 counties in Florida. The Company leases its interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances additional revenues from royalties applicable to production from the leased acreage.

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

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the three months ended June 30, 2016 and 2015, lease income of approximately $303,000 and $465,000, respectively, was recognized. For the six months ended June 30, 2016 and 2015, lease income of approximately $606,000 and $925,000, respectively, was recognized. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2016 or, if renewed, on similar terms or conditions.

The Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $11,000 and $28,000, during the three months ended June 30, 2016 and 2015, respectively. Revenues from oil royalties totaled approximately $16,000 and $49,000, during the six months ended June 30, 2016 and 2015, respectively.

The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee based on a percentage of the surface value. Cash payments for the release of surface entry rights totaled approximately $450,000 and $2,000 during the six months ended June 30, 2016 and 2015, respectively, which is included in revenue from real estate operations. The May 2016 transaction for approximately $450,000 reflected gross proceeds net of fees, for the release of the Company’s surface entry rights related to approximately 960 acres of surface rights in Hendry County, Florida. The Company intends to utilize the proceeds from this transaction as part of a like-kind exchange transaction.

Golf Operations. Golf operations consist of the LPGA International golf club, a semi-private golf club consisting of two 18-hole championship golf courses, one designed by Rees Jones and the other designed by Arthur Hills, with a three-hole practice facility also designed by Rees Jones, a clubhouse facility, food and beverage operations, and a fitness facility located within the LPGA International mixed-use residential community on the west side of Interstate 95 in Daytona Beach, Florida. In 2012 and 2013, we completed approximately $534,000 of capital expenditures to renovate the clubhouse facilities, including a significant upgrade of the food and beverage operations, addition of fitness facilities, and renovations to public areas.

The Company entered into a management agreement with an affiliate of ClubCorp America (“ClubCorp”), effective January 25, 2012, to manage the LPGA International golf and clubhouse facilities. We believe ClubCorp, which owns and operates clubs and golf courses worldwide, brings substantial golf and club management expertise and knowledge to the LPGA International golf operations, including the utilization of national marketing capabilities, aggregated purchasing programs, and implementation of an affiliate member program, which has improved, and is expected to continue to improve, membership levels through the access to other member clubs in the affiliate program. Effective May 1, 2016, the Company and ClubCorp entered into the first amendment to extend the term of the management agreement from December 27, 2016 to September 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In July 2012, the Company entered into an agreement with the City of Daytona Beach, Florida (the “City”) to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Lease Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, will remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of June 30, 2016, approximately $1.5 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

Commercial Loan Investments. Our investments in commercial loans or similar structured finance investments, such as mezzanine loans or other subordinated debt, have been and are expected to continue to be secured by commercial or residential real estate or land or the borrower’s pledge of its ownership interest in the entity that owns the real estate. The first mortgage loans we invest in or originate are for commercial real estate, located in the United States and its territories and are current or performing with either a fixed or floating rate. Some of these loans may be syndicated in either a pari-passu or senior/subordinated structure. Commercial first mortgage loans generally provide for a higher recovery rate due to their senior position in the underlying collateral. Commercial mezzanine loans are typically secured by a pledge of the borrower’s equity ownership in the underlying commercial real estate. Unlike a mortgage, a mezzanine loan is not secured by a lien on the property. An investor’s rights in a mezzanine loan are usually governed by an intercreditor agreement that provides holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same commercial property.

On May 26, 2016, the Company’s $14.5 million first mortgage loan secured by the Sheraton Old San Juan Hotel located in San Juan, Puerto Rico was paid off at a discount of approximately $218,000. On payoff, the remaining loan origination fee net of loan costs was accreted into income.

During the three months ended June 30, 2016, the approximately $9.0 million B-Note secured by property in Sarasota, Florida and the $10.0 million mezzanine loan secured by property in Dallas, Texas were extended by the borrowers, each borrower having exercised one-year extension options thereby extending the maturity dates to June 2017 and September 2017, respectively.

As of June 30, 2016, the Company owned three performing commercial loan investments which have an aggregate outstanding principal balance of approximately $24.0 million. These loans are secured by real estate, or the borrower’s equity interest in real estate, located in Dallas, Texas, Sarasota, Florida, and Atlanta, Georgia and have an average remaining maturity of approximately 1.4 years and a weighted average interest rate of 8.7%.

Agriculture and Other Income. Effectively all of our agriculture and other income consists of revenues generated by our agricultural operations. The Company’s agricultural lands encompass approximately 9,300 acres on the west side of Daytona Beach, Florida. Our agricultural operations are managed by a third-party and consist of leasing land for hay production and timber harvesting, as well as hunting leases.

SUMMARY OF OPERATING RESULTS FOR THE QUARTER ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015

Total revenue for the quarter ended June 30, 2016 increased 69% to approximately $12.9 million, as compared to approximately $7.6 million during the same period in 2015. This increase was primarily the result of an increase of approximately $3.4 million from our real estate operations primarily related to approximately $3.8 million in revenue from the percentage-of-completion revenue recognition during the quarter for the Town Center land sales closed in the fourth quarter of 2015 and first quarter of 2016 noted above, which was an increase of approximately $3.1 million versus the land sales revenue recognized in the same period in 2015, and approximately $450,000 in revenue from the surface release transaction during the quarter ended June 30, 2016. The remaining increase in total revenue is primarily due to an increase of approximately $1.9 million, or 46%, in revenue generated by our income properties, reflecting our increased portfolio of properties including approximately $1.7 million of incremental rent revenue due to the addition of the 245 Riverside Avenue property, acquired in July 2015, and the Wells Fargo property, acquired in November 2015, offset by a reduction of approximately $425,000 in single-tenant rent revenue due to recent dispositions. Revenue from our income properties during the quarter ended June 30, 2016 also includes approximately $556,000 in revenue from the accretion of the below-market lease intangible, which is primarily attributable to the Wells Fargo property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net income for the quarter ended June 30, 2016 was approximately $1.6 million, compared to approximately $225,000 in the same period in 2015. Net income per share for the quarter ended June 30, 2016 was $0.28 per share, as compared to $0.04 per share during the same period in 2015, an increase of $0.24 per share, or 600%. Our results in the second quarter of 2016 benefited from approximately $3.0 million in gains from the aforementioned percentage-of-completion revenue recognition on the Town Center land sales. Our second quarter 2016 results also benefited from an increase of approximately $1.9 million in revenue from our income property portfolio as well as an increase of approximately $1.4 million related to the gains on the sales of three of the four income properties disposed of during the quarter. These increases were offset by increases in the direct costs of revenues of approximately $1.3 million, or 54%, the recognition of impairment charges of approximately $2.0 million during the quarter versus no impairment charges incurred in the same period in 2015, increased depreciation and amortization of approximately $734,000, or 69%, and increased interest expense of approximately $266,000, or 14%. Included in the net increase in direct cost of revenues of approximately $1.3 million was approximately $805,000 of direct costs of real estate operations primarily related to the recognition of cost basis for the aforementioned percentage-of-completion revenue recognition on the Town Center land sales and approximately $521,000 of increased direct costs of revenues for our income properties, which was primarily comprised of approximately $515,000 in increased operating expenses related to our acquisitions of the 245 Riverside Avenue property and the Wells Fargo property. In addition, our net income was impacted by increased depreciation and amortization expense of approximately $734,000, or 69%, resulting from our increased income property portfolio. The impairment charges totaling approximately $2.0 million include the impairment on the PNC Sale and the Repurchased Land.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $6.0 million and $4.8 million, respectively, during the quarter ended June 30, 2016, compared to total revenue and operating income of approximately $4.1 million and $3.4 million, respectively, for the quarter ended June 30, 2015. The direct costs of revenues for our income property operations totaled approximately $1.2 million and $683,000 for the quarters ended June 30, 2016 and 2015, respectively. The approximately $1.9 million increase, or 46%, in revenues during the quarter ended June 30, 2016 reflects our expanded portfolio of income properties including approximately $1.7 million from our 245 Riverside and Wells Fargo acquisitions, partially offset by our recent income property dispositions of which all of the proceeds have not yet been re-invested into income-producing properties. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $521,000 in our direct costs of revenues which was primarily comprised of approximately $515,000 in increased operating expenses related to our recent investments including the 245 Riverside Avenue property and the Wells Fargo property.

REAL ESTATE OPERATIONS

During the quarter ended June 30, 2016, operating income from real estate operations was approximately $3.6 million on revenues totaling approximately $4.8 million. During the quarter ended June 30, 2015, operating income was approximately $1.1 million on revenues totaling approximately $1.4 million. The increase in revenue of approximately $3.4 million and operating income of approximately $2.6 million is primarily attributable to the revenue totaling approximately $3.8 million recognized for the sales within the Town Center which closed during the fourth quarter of 2015 and the first quarter of 2016, for which revenue is being recognized on the percentage-of-completion basis as related infrastructure costs are incurred, offset by approximately $755,000 in revenue from two land sales that closed during the second quarter of 2015. Additionally, during the second quarter of 2016, a surface entry release on approximately 960 acres generated approximately $450,000 in revenue. These increases were partially offset by the decrease in revenue generated from the eight-year oil exploration lease which totaled approximately $303,000 and $465,000 during the quarters ended June 30, 2016 and 2015, respectively, a decrease of approximately $162,000. The increase in direct costs of real estate operations are a result of the cost basis related to the sales within the Town Center which closed during the fourth quarter of 2015 and first quarter of 2016 which, in the aggregate, totaled approximately $809,000.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $1.4 million for the quarters ended June 30, 2016 and 2015. The total direct cost of golf operations revenues also totaled approximately $1.4 million for the quarters ended June 30, 2016 and 2015. The Company’s golf operations had net operating loss of approximately $35,000 and $8,000 during the quarters ended June 30, 2016 and 2015, respectively, a decrease in operating results of approximately $27,000. The primary reason for the decrease was a decline in golf revenue of approximately $65,000 which was partially offset by increased membership revenue of approximately $22,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $635,000 during the quarter ended June 30, 2016 compared to approximately $639,000 in the same period in 2015. The interest income in the quarter ended June 30, 2016 reflected the interest earned from our portfolio of three remaining commercial loan investments of approximately $526,000 as well as approximately $109,000 from the loan secured by property in San Juan, Puerto Rico that was repaid during the quarter ended June 30, 2016. The interest income in the quarter ended June 30, 2015 reflected interest earned from our portfolio of three remaining commercial loan investments of approximately $509,000 as well as approximately $130,000 of revenue from two loans that were paid off during the second quarter of 2015.

AGRICULTURE AND OTHER INCOME

For the quarters ended June 30, 2016 and 2015, revenues from agriculture and other income, primarily our agriculture operations, totaled approximately $19,000 and $21,000, respectively. For the quarters ended June 30, 2016 and 2015, the direct cost of revenues totaled approximately $53,000 and $43,000, respectively.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $1.9 million for the quarters ended June 30, 2016 and 2015. Although total general and administrative expenses remained consistent, non-cash stock compensation expense decreased by approximately $128,000 due to the full recognition of certain prior year grants of market-condition restricted stock. Legal fees increased by approximately $125,000 which is made up of approximately $200,000 in expense incurred for shareholder matters during the quarter ended June 30, 2016 offset by approximately $75,000 of expense incurred for environmental matters during the quarter ended June 30, 2015.

Four income properties were disposed of during the quarter ended June 30, 2016, of which three of the sales generated gains totaling approximately $1.4 million. The other sale during the quarter ended June 30, 2016 was for a loss of approximately $210,000 which was recognized as an impairment charge during the quarter ended March 31, 2016. Also during the three months ended June 30, 2016, impairment charges totaling approximately $2.0 million included the impairment on the anticipated PNC Sale and the Repurchased Land. This represents an increase in impairment charges of approximately $2.0 million as there were no impairment charges during the three months ended June 30, 2015.

INTEREST EXPENSE

Interest expense totaled approximately $2.2 million and $1.9 million for the quarters ended June 30, 2016 and 2015, respectively. The increased interest expense during the quarter ended June 30, 2016, as compared to the same quarter in 2015, primarily reflects additional interest on the $25.0 million mortgage note payable secured by the Wells Fargo property in Raleigh issued in April 2016. Also, included in interest expense in the consolidated financial statements is the amortization of loan costs incurred in connection with the Company’s long-term debt and the amortization of the discount on the Notes (as hereinafter defined).

SUMMARY OF OPERATING RESULTS FOR SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO JUNE 30, 2015

Total revenue for the six months ended June 30, 2016 increased 109% to approximately $31.2 million, as compared to approximately $14.9 million during the same period in 2015. This increase was primarily the result of an increase of approximately $12.1 million from our real estate operations primarily related to approximately $12.8 million in revenue from the percentage-of-completion revenue recognition during the six months ended June 30, 2016 on the Town Center land sales which was an increase of approximately $12.1 million versus the land sales revenue recognized in the same period in 2015, and approximately $450,000 in revenue from the surface release transaction during the six months ended June 30, 2016. The remaining increase in total revenue is primarily due to an increase of approximately $4.1 million, or 49%, in revenue generated by our income properties, reflecting our increased portfolio of properties including approximately $3.4 million of incremental rent revenue due to the addition of the 245 Riverside Avenue property and the Wells Fargo property, offset by a reduction of approximately $680,000 in single-tenant rent revenue due to recent dispositions. Revenue from our income properties during the six months ended June 30, 2016 also includes approximately $1.2 million in revenue from the accretion of the below-market lease intangible, which is primarily attributable to the Wells Fargo property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net income for the six months ended June 30, 2016 was approximately $3.0 million, compared to approximately $578,000 in the same period in 2015. Net income per share for the six months ended June 30, 2016 was $0.52 per share, as compared to $0.10 per share during the same period in 2015, an increase of $0.42 per share, or 420%. Our results in the six months ended June 30, 2016 benefited from approximately $10.1 million in gains from the aforementioned percentage-of-completion revenue recognition. The six months ended June 30, 2016 also benefited from an increase of approximately $4.1 million in revenue from our income property portfolio as well as an increase of approximately $1.3 million related to the gains on the sales of three of the four income properties disposed of during the six months ended June 30, 2016. These increases were offset by increases in the direct costs of revenues of approximately $3.5 million, or 69%, increased general and administrative expenses of approximately $3.4 million, or 100%, increased impairment charges of approximately $1.7 million, or 328%, increased depreciation and amortization of approximately $1.6 million, or 74%, and increased interest expense of approximately $1.3 million, or 44%. Included in the net increase in direct cost of revenues of approximately $3.5 million was approximately $2.7 million of direct costs of real estate operations primarily related to the recognition of cost basis for the aforementioned percentage-of-completion revenue recognition on land transactions and approximately $1.1 million of increased direct costs of revenues for our income properties, which was primarily comprised of approximately $1.0 million in increased operating expenses related to our acquisitions of the 245 Riverside Avenue property and the Wells Fargo property. In addition, our net income was impacted by increased depreciation and amortization expense of approximately $1.6 million, or 74%, reflecting our increased income property portfolio. The increase in general and administrative expenses of approximately $3.4 million is primarily due to an increase in non-cash stock compensation expense of approximately $1.9 million, of which approximately $1.6 million is related to the acceleration of non-cash stock compensation expense in connection with the cancellation of certain grants in the first quarter of 2016, and increased legal costs of approximately $1.2 million, primarily related to certain shareholder matters. The impairment charges totaling approximately $2.2 million during the six months ended June 30, 2016 included a charge of approximately $210,000 which was recognized on an income property in Sebring, Florida leased to a subsidiary of CVS which was sold in April 2016 and the impairment charges related to the PNC Sale and the Repurchased Land totaling approximately $2.0 million. The impairment charges totaling approximately $510,000 during the six months ended June 30, 2015 were recognized as a result of two non-core income properties that were sold on April 17, 2015. The increased interest expense of approximately $1.3 million primarily reflects additional interest on the $25.0 million mortgage loan secured by our Wells Fargo property and our Notes, for which only a partial quarter of interest expense was incurred in the first quarter of 2015.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $12.5 million and $10.1 million, respectively, during the six months ended June 30, 2016, compared to total revenue and operating income of approximately $8.4 million and $7.1 million, respectively, during the six months ended June 30, 2015. The direct costs of revenues for our income property operations totaled approximately $2.4 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively. The increase in revenues of approximately $4.1 million, or 49%, during the six months ended June 30, 2016 reflects our expanded portfolio of income properties including approximately $3.5 million from our 245 Riverside and Wells Fargo acquisitions, partially offset by our recent income property dispositions of which all of the proceeds have not yet been re-invested into more income-producing properties. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $1.1 million in our direct costs of revenues which was primarily comprised of approximately $1.0 million in increased operating expenses related to our recent investments including the 245 Riverside Avenue property and the Wells Fargo property.

REAL ESTATE OPERATIONS

During the six months ended June 30, 2016, operating income from real estate operations was approximately $11.0 million on revenues totaling approximately $14.3 million. During the six months ended June 30, 2015, operating income was approximately $1.3 million on revenues totaling approximately $2.2 million. The increase in revenue of approximately $12.1 million and operating income of approximately $9.6 million is primarily attributable to the revenue totaling approximately $12.8 million recognized for the sales within the Town Center which closed during the fourth quarter of 2015 and the first quarter of 2016, for which revenue is being recognized on the percentage-of-completion basis as related infrastructure costs are incurred, offset by approximately $755,000 in revenue from two land sales that closed during the six months ended June 30, 2015. Additionally, during the six months ended June 30, 2016 a surface entry release on approximately 960 acres generated approximately $450,000 in revenue. These increases were partially offset by the decrease in revenue generated from the eight-year oil exploration lease which totaled approximately $606,000 and $925,000 during the six months ended June 30, 2016 and 2015, respectively, a decrease of approximately $319,000. The increase in direct costs of real estate operations are a result of the cost basis related to the sales within the Town Center which closed during the fourth quarter of 2015 and first quarter of 2016 which, in the aggregate, totaled approximately $2.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GOLF OPERATIONS

Revenues from golf operations totaled approximately $2.9 million and $3.0 million for the six months ended June 30, 2016 and 2015, respectively. The total direct cost of golf operations revenues totaled approximately $2.8 million for the six months ended June 30, 2016 and 2015. The Company’s golf operations had net operating income of approximately $25,000 and $140,000 during the six months ended June 30, 2016 and 2015, respectively, a decrease in operating results of approximately $115,000. The primary reason for the decrease was a decline in golf revenue of approximately $163,000 which was partially offset by increased membership revenue of approximately $37,000.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $1.5 million during the six months ended June 30, 2016 compared to approximately $1.3 million in the same period in 2015. The interest income in the six months ended June 30, 2016 reflected the interest earned from our portfolio of three remaining commercial loan investments of approximately $1.1 million as well as approximately $466,000 from the loan secured by property in San Juan, Puerto Rico that was repaid during the six months ended June 30, 2016. The interest income during the six months ended June 30, 2015 reflected interest earned from our portfolio of three remaining commercial loan investments of approximately $1.0 million as well as approximately $259,000 of revenue from two loans that were paid off during the second quarter of 2015.

AGRICULTURE AND OTHER INCOME

For the six months ended June 30, 2016 and 2015, revenues from agriculture and other income, primarily our agriculture operations, totaled approximately $38,000 and $40,000, respectively. For the six months ended June 30, 2016 and 2015, the direct cost of revenues totaled approximately $101,000 and $98,000, respectively.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

General and administrative expenses totaled approximately $6.7 million and $3.3 million for the six months ended June 30, 2016 and 2015, respectively. The increase of approximately $3.4 million, or 100%, includes an increase in our non-cash stock compensation expense of approximately $1.9 million primarily due to the approximately $1.6 million of expense which was recognized during the first quarter of 2016 to accelerate the remaining expense of the total grant date fair value of the 68,000 shares of restricted Company common stock that were permanently surrendered in February 2016. See Note 16, “Stock-Based Compensation.” Additional increases were attributable to an increase in legal and related costs of approximately $1.3 million which was primarily comprised of approximately $1.2 million incurred in connection with investigating and responding to claims made by one of the Company’s shareholders. See Note 18, “Commitments and Contingencies.”

Four income properties were disposed of during the six months ended June 30, 2016, of which three of the sales generated gains totaling approximately $1.4 million. The other sale during the six months ended June 30, 2016 was for a loss of approximately $210,000 which was recognized as an impairment charge during the three months ended March 31, 2016. Also during the six months ended June 30, 2016, impairment charges totaled approximately $2.2 million, an increase of approximately $1.7 million from the same period of 2015. The $2.2 million of impairments charges during the six months ended June 30, 2016 included a charge of approximately $210,000 recognized in the first quarter of 2016 on an income property in Sebring, Florida leased to a subsidiary of CVS which was sold in April 2016 and impairment charges totaling approximately $2.0 million recognized in the second quarter of 2016 on the anticipated PNC Sale and the Repurchased Land. The impairment charge totaling approximately $510,000 during the six months ended June 30, 2015 was recognized as a result of two non-core income properties that were sold on April 17, 2015.

INTEREST EXPENSE

Interest expense totaled approximately $4.3 million and $3.0 million for the six months ended June 30, 2016 and 2015, respectively. The approximately $1.3 million of increased interest expense during the six months ended June 30, 2016, as compared to the same period in 2015, primarily reflects additional interest on the $25.0 million mortgage note payable secured by the Wells Fargo property in Raleigh issued in April 2016 and our Notes, for which only a partial quarter of interest expense was incurred in the first quarter of 2015. Also, included in interest expense in the consolidated financial statements is the amortization of loan costs incurred in connection with the Company’s long-term debt and the amortization of the discount on the Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled approximately $24.7 million at June 30, 2016, excluding restricted cash. Restricted cash totaled $10.6 million at June 30, 2016 of which approximately $9.1 million is being held in escrow, from the sale of an income property and a surface entry right release, to be reinvested through the like-kind exchange structure into one or more additional income properties. Approximately $306,000 is being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013; approximately $504,000 is being held in three separate escrow accounts related to three separate land transactions of which one closed in December 2013 and two closed in December 2015; approximately $17,000 is being held by the consolidated variable interest entity in which the Company is the primary beneficiary; and approximately $634,000 is being held in a reserve primarily for certain required tenant improvements for the Lowes in Katy, Texas. Cash and cash equivalents totaled approximately $4.1 million at December 31, 2015, excluding restricted cash.

Our total cash balance at June 30, 2016 reflects cash flows used in our operating activities totaling approximately $2.2 million during the six months then ended, compared to the prior year’s cash flows provided by operating activities in the same period totaling approximately $2.4 million. A portion of the $2.2 million used in our operating activities during the six months ended June 30, 2016 is related to the receipt of cash in the fourth quarter of 2015 for land sales in which the remaining revenue and gain is being recognized on the percentage-of-completion basis in 2016.

Our cash flows provided by investing activities totaled approximately $40.0 million for the six months ended June 30, 2016, reflecting approximately $18.8 million in proceeds from the disposition of four non-core income properties, approximately $14.3 million received from the repayment of the commercial loan investment secured by real estate in San Juan, Puerto Rico, and proceeds of approximately $6.3 million received from the sales of investment securities, offset by an investment of approximately $2.5 million to acquire one multi-tenant income property. In addition, restricted cash decreased by approximately $3.5 million due to the timing of the completion of certain 1031 transactions.

Our cash flows used in financing activities totaled approximately $17.1 million for the six months ended June 30, 2016, primarily related to approximately $38.3 million in net pay downs on our revolving credit facility and stock repurchases during the six months ended June 30, 2016 which totaled approximately $3.0 million, offset by the approximately $25.0 million in proceeds received from the mortgage loan secured by the Wells Fargo property.

Our long-term debt balance, at face value, totaled approximately $160.4 million at June 30, 2016, representing a decrease of approximately $13.3 million from the face value balance of approximately $173.7 million at December 31, 2015. The decrease was due to the approximately $38.3 million in net pay downs on our revolving credit facility, offset by approximately $25.0 million in proceeds received from the mortgage loan secured by the Wells Fargo property.

Credit Facility. The Company has a revolving credit facility (the “Credit Facility”) with Bank of Montreal (“BMO”) as the administrative agent for the lenders thereunder. The Credit Facility is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Wells Fargo and Branch Banking & Trust Company. The Credit Facility matures on August 1, 2018 with the ability to extend the term for 1 year.

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

At June 30, 2016, the current commitment level under the Credit Facility was $75.0 million. The available borrowing capacity under the Credit Facility was approximately $42.3 million subject to the borrowing base requirements. As of May 13, 2016, the Credit Facility had a zero balance after the Company had paid off all outstanding draws.

On March 21, 2016, the Company entered into an amendment of the Credit Facility (the “First Amendment”). The First Amendment modified certain terms of the Company’s Credit Facility effective as of September 30, 2015, including, among other things, (i) modifying certain non-cash or non-recurring items in the calculation of Adjusted EBITDA, as defined in the Credit Facility, and eliminating stock repurchases from the calculation of fixed charges, both of which are part of the calculation of the fixed charge coverage ratio financial covenant, (ii) the addition of a measure for the fixed charge coverage ratio that must be met before the Company may repurchase shares of its own stock, and (iii) providing a consent of the lenders regarding the amount of the Company’s stock repurchases since the third quarter of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On April 13, 2016, the Company entered into an amendment of the Credit Facility (the “Second Amendment”). The Second Amendment modified section 8.8(n) of the Credit Facility which pertains to permitted stock repurchases by the Company, by, among other things, (i) adding the gains from the sale of unimproved land, including the sale of subsurface interests or the release of surface entry rights, net of taxes incurred in connection with the sale, to the calculation of Adjusted EBITDA, for the purpose of determining the coverage ratio that must be met before the Company may repurchase shares of its own stock, and (ii) reducing the coverage ratio that must be met before the Company may repurchase shares of its own stock pursuant to section 8.8(n) from 1.75x to 1.50x. As of the date of the Second Amendment, the Company meets the required coverage ratio; therefore, subject to black-out periods and other restrictions applicable to share repurchases, the Company will be able to continue to make additional repurchases of its own common stock under its existing $10 million repurchase program.

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

The Company was in compliance with all of its debt covenants as of December 31, 2015 and March 31, 2016. As of June 30, 2016, the Company was in compliance with all of its debt covenants but for a default with respect to a covenant under the Credit Facility which requires the Company to maintain a borrowing base value of $75 million for income properties included in the borrowing base. Subsequent to our disposition of the income property leased to Lowe’s in Lexington, North Carolina in June 2016, the value of income properties on the borrowing base was approximately $71 million. The total value of the calculated borrowing base was also impacted by a provision of the Credit Facility which limits the value for a single income property to no more than 20% of the total borrowing base value. As a result, our $25.1 million investment in the 245 Riverside property in Jacksonville, Florida, which is included in the borrowing base, had a value of approximately $14 million in the borrowing base calculation. The Company obtained a waiver from the lending group effective until the earlier of (i) the date on which the Company adds one or more properties to the borrowing base sufficient to establish compliance with the covenant or (ii) December 31, 2016. As of May 13, 2016, the Credit Facility had a zero balance after the Company paid off all outstanding draws. If the Company fails to become compliant with the covenant by December 31, 2016, its liquidity could be adversely affected if another waiver from the lending group is not obtained or the lending group elects to terminate the Credit Facility. The Company expects to become compliant with the covenant through the acquisition of income-producing properties prior to December 31, 2016. As of July 29, 2016, the Company is under contract to acquire certain income-producing properties, some of which we expect to close before the end of the third quarter 2016. We expect the acquisition of these properties would result in the Company satisfying the borrowing base covenant; however, there can be no assurances regarding the likelihood or timing of any one of these potential acquisition transactions being completed or the final terms thereof.

Mortgage Notes Payable. On February 22, 2013, the Company closed on a $7.3 million non-recourse first mortgage loan originated with UBS Real Estate Securities Inc., secured by its interest in the two-building office complex leased to Hilton Resorts Corporation, which was acquired on January 31, 2013. The mortgage loan matures in February 2018, carries a fixed rate of interest of 3.655% per annum, and requires payments of interest only prior to maturity.

On March 8, 2013, the Company closed on a $23.1 million non-recourse first mortgage loan originated with Bank of America, N.A., secured by its interest in fourteen income properties. The mortgage loan matures in April 2023, carries a fixed rate of 3.67% per annum, and requires payments of interest only prior to maturity.

On September 30, 2014, the Company closed on a $30.0 million non-recourse first mortgage loan originated with Wells Fargo, secured by its interest in six income properties. The mortgage loan matures in October 2034, and carries a fixed rate of 4.33% per annum during the first ten years of the term, and requires payments of interest only during the first ten years of the loan. After the tenth anniversary of the effective date of the loan, the cash flows generated by the underlying six income properties must be used to pay down the principal balance of the loan until paid off or until the loan matures. The loan is fully pre-payable after the tenth anniversary date of the effective date of the loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On April 15, 2016, the Company closed on a $25.0 million non-recourse first mortgage loan originated with Wells Fargo, secured by the Company’s income property leased to Wells Fargo located in Raleigh, North Carolina. The mortgage loan has a 5-year term with two years interest only, and interest and a 25-year amortization for the balance of the term. The mortgage loan, bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. The mortgage loan can be prepaid at any time subject to the termination of the interest rate swap.

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

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Notes, or specified corporate events. The Company may not redeem the Notes prior to the stated maturity date and no sinking fund is provided for the Notes. The Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Notes in cash upon conversion with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Notes. As of June 30, 2016 the unamortized debt discount of our Notes was approximately $4.7 million.

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

Section 1031 Like-Kind Exchange. Our sources of liquidity includes the release of restricted cash from Section 1031 like-kind exchange transactions upon completion of the exchange. As of June 30, 2016, we had approximately $9.1 million of cash being held in escrow, from the sale of an income property and a surface entry release, to be reinvested through the like-kind exchange structure into one or more additional income properties. This restricted cash will become unrestricted upon the completion of the Section 1031 like-kind exchange related to the future acquisition of income-producing properties.

Acquisitions and Investments. During the six months ended June 30, 2016, the Company acquired one multi-tenant income property, for an acquisition cost of approximately $2.5 million. During the remainder of 2016, we are targeting investments totaling between approximately $67.5 million and $82.5 million in income-producing properties. If certain land sale transactions were to close in 2016 and we complete the Portfolio Sale, our targeted investment amount for the remainder of 2016 would likely increase substantially. We expect to fund these acquisitions utilizing our cash on hand; the available capacity under the credit facility; cash from operations; proceeds from land sales transactions; the dispositions of income properties and potentially the sale of our subsurface interests, each of which we expect will qualify under the like-kind exchange deferred-tax structure; and may include additional funding sources. Subsequent to June 30, 2016, the Company is under contract to acquire certain income-producing properties; however, there can be no assurances regarding the likelihood or timing of any one of these potential acquisition transactions being completed or the final terms thereof.

Dispositions. Four income properties were disposed of during the six months ended June 30, 2016, of which three were classified as held for sale as of March 31, 2016. Proceeds from these sales totaled approximately $18.8 million. Additionally, fourteen single-tenant properties were classified as held for sale as of March 31, 2016 and June 30, 2016 as previously described.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Capital Expenditures. In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac Petroleum, Inc. (“RaceTrac”) in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire approximately 23 acre Williamson Crossing site, including the Company’s remaining approximately 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500, and can be paid over five years from sales of the remaining land or at the end of the fifth year. During the year ended December 31, 2013, the Company deposited $283,500 of cash in escrow related to the improvements, which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of June 30, 2016 was approximately $286,000, including accrued interest. Accordingly as of June 30, 2016, the remaining maximum commitment is approximately $691,000.

In connection with the acquisition of the Lowes on April 22, 2014, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which are not required to be completed until December 2016. As of June 30, 2016, $100,000 of these tenant improvements had been completed and funded, leaving approximately $551,000 remaining to be funded as of June 30, 2016.

In conjunction with the Company’s sale of approximately 98.69 acres within the Town Center, the Company is obligated to complete certain infrastructure improvements, including, but not limited to, the addition or expansion of roads and underlying utilities, and storm water retention (the “Infrastructure Work”). The Company entered into a construction agreement for approximately $9.1 million, including change orders through June 30, 2016, for the substantial portion of the Infrastructure Work. Approximately $7.0 million of the costs under this agreement have been incurred through June 30, 2016 and therefore, the remaining maximum commitment as of June 30, 2016 under this agreement is approximately $2.1 million. The anticipated completion for the Infrastructure Work is in or around October 2016.

In conjunction with the Company’s sale of approximately 18.10 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of June 30, 2016 was approximately $125,000, including accrued interest. Accordingly, the Company’s maximum commitment related to the construction work benefitting outparcels adjacent to Sam’s is approximately $125,000, to be paid from escrow upon completion.

In conjunction with the Company’s sale of approximately 14.98 acres of land to an affiliate of Integra Land Company (“Integra”) in December 2015, the Company agreed to reimburse Integra approximately $276,000 for a portion of the costs for road access and related utility improvements that will benefit the 14.98 acre land parcel sold to Integra as well as the surrounding acreage still owned by the Company. The Company also agreed to reimburse Integra approximately $94,000 for site relocation costs. Accordingly, in December 2015, the Company deposited a combined $370,000 of cash in escrow related to these reimbursements which are classified as restricted cash in the consolidated balance sheets. During the six months ended June 30, 2016, approximately $277,000 was disbursed from the escrow account. Accordingly, as of June 30, 2016, the Company’s maximum remaining commitment related to these reimbursements is approximately $93,000 to be paid from escrow as costs are incurred.

On April 5, 2016, the Company entered into a 15-year lease with a national fitness center for the anchor space at The Grove at Winter Park located in Winter Park, Florida. The lease is for approximately 40,000 square feet, or 36% of the approximately 112,000 square foot multi-tenant retail center. On July 6, 2016, the Company funded approximately $4.0 million into an escrow account for customary tenant improvements for the fitness center, which could open as early as the fourth quarter of 2016. The tenant will draw funding from escrow as construction progresses.

As of June 30, 2016, we have no other contractual requirements to make capital expenditures.

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. We believe the issues raised by, and the land which was the subject of, this inquiry are similar to or the same as those which were addressed and resolved by the settlement agreement executed in December 2012 between the Company and the St. Johns River Water Management District (the “District”) and the permit which the District subsequently issued to the Company. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 has been accrued as of December 31, 2015, with no adjustment to that accrual being made during the six months ended June 30, 2016. Also during the fourth quarter of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.35 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016 the final proposal from the Company’s third-party environmental engineer was received for a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the three months ended June 30, 2016. The Company funded approximately $590,000 of the total $2.0 million of estimated costs during the three months ended June 30, 2016. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $1.4 million could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. The Company anticipates that resolution of this matter will allow the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. The number of mitigation credits that may be required is not currently estimable and as the utilization or purchase of such credits would be incorporated into the basis of the land under contract, no amounts related to mitigation credits have been accrued as of June 30, 2016. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract and, accordingly, no amounts related to such potential future costs have been accrued as of June 30, 2016.

During the fourth quarter of 2015 and the first quarter of 2016, the Company received communications from a single institutional shareholder, some of which have been filed publicly. In investigating the shareholder’s allegations, the Company has incurred costs of approximately $1.3 million, to date, through June 30, 2016 of which approximately $1.2 million was incurred during the six months ended June 30, 2016, for legal representation, accounting services, additional director and committee meeting fees, or other third party costs. To date, none of the shareholder’s allegations have been found to have any basis or merit; however, such costs could continue to be incurred and, while not reasonably estimable, may represent significant costs for the Company which would have an adverse impact on the Company’s results of operations and cash flows.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with our cash on hand, cash flow from our operations, cash from the completion of 1031 like-kind exchanges, and the available borrowing capacity of approximately $42.3 million under the Credit Facility, based on the borrowing base requirements, as of June 30, 2016.

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

In the fourth quarter of 2015, the Company announced a new $10 million stock repurchase program. Under the new $10 million stock repurchase program, during the six months ended June 30, 2016, the Company repurchased 62,751 shares of its common stock on the open market for a total cost of approximately $3.0 million, or an average price per share of $47.78, and placed those shares in treasury. In July 2016, the Company announced its intent to complete, by the end of 2016, the remaining approximately $7.0 million of the $10 million stock repurchase program, depending upon market conditions.

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

On July 20, 2016, the Company announced the conclusion to the evaluation of strategic alternatives for the Company to enhance shareholder value (the “Strategic Review”), which included the consideration of a wide range of potential alternatives, including sale of the Company, the sale of all or a portion of certain of the Company’s asset portfolios, and other actions including the continuation of the Company’s business plan. While the comprehensive Strategic Review process has concluded, the Company and its Board of Directors intend to continue discussions with some interested parties who have indicated interest in certain of the Company’s assets. However, there is no set time line or formal process to these continued discussions and there can be no assurances that our efforts will lead to a transaction or the timing or terms thereof. The Board of Directors remains committed to maximizing long-term value for all of its shareholders.

Otherwise, at least annually, the Board of Directors reviews our business plan and corporate strategies and makes adjustments as circumstances warrant.

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

We believe that we currently have a reasonable level of leverage. Proceeds from closed land transactions provide us with investible capital. Our strategy is to utilize leverage, when appropriate and necessary, and proceeds from land transactions, sales of income properties, and certain transactions in our subsurface interests, to acquire income properties. We may also acquire or originate commercial loan investments, invest in securities of real estate companies, or make other shorter term investments. Our targeted investment classes may include the following:

•	Single-tenant retail and office double-or-triple net leased properties in major metropolitan areas;
•	Multi-tenant office and retail properties in major metropolitan areas and typically stabilized;
•	Purchase or origination of ground leases;
•	Self-developed properties on Company owned land including select office, flex, industrial, and retail;
•	Joint venture development using Company owned land;
•	Origination or purchase of 1-10 year term loans with strong risk-adjusted yields with property types to include hotel, office, retail, land and industrial;
•	Select regional area investments using Company market knowledge and expertise to earn good risk-adjusted yields; and
•	Real estate related investment securities, including commercial mortgage backed securities, preferred or common stock, and corporate bonds.

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2015. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the six months ended June 30, 2016, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices), to which we are exposed is interest rate risk, relating to our debt. We may utilize overnight sweep accounts and short-term investments as a means to minimize the interest rate risk. We do not believe that interest rate risk related to cash equivalents and short-term investments, if any, is material due to the nature of the investments.

We are primarily exposed to interest rate risk relating to our own debt in connection with our credit facility, as this facility carries a variable rate of interest. Our borrowings on our $75.0 million revolving credit facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 135 basis points and 225 basis points based on our level of borrowing as a percentage of our total asset value. There was no outstanding balance on our credit facility at June 30, 2016. The $25.0 million mortgage loan which closed on April 15, 2016, bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of June 30, 2016, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the six months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the six months ended June 30, 2016, which were not previously reported.

The following share repurchases were made during the six months ended June 30, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
1/1/2016 - 1/31/2016	—	$—	—	$10,028,941
2/1/2016 - 2/29/2016	24,024	46.21	24,024	$8,918,687
3/1/2016 - 3/31/2016	4,838	47.41	4,838	$8,689,328
4/1/2016 - 4/30/2016	832	49.25	832	$8,648,352
5/1/2016 - 5/31/2016	33,057	48.94	33,057	$7,030,406
6/1/2016 - 6/30/2016	—	—	—	$7,030,406
Total	62,751	$47.78	62,751	$7,030,406

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

Exhibit 10.1

Purchase and sale agreement by and between Consolidated-Tomoka Land Co. and Land Venture Partners, LLC for the sale of the Company’s subsurface interests, dated April 13, 2016, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 18, 2016, and incorporated herein by reference.

Exhibit 10.2

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

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

July 29, 2016	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

July 29, 2016	By:	/s/ Mark E. Patten
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)