Form 10-Q
period 2016-09-30
CONSOLIDATED TOMOKA LAND CO
filed 2016-10-28
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☒
			
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock Outstanding

October 21, 2016

$1.00 par value 5,739,566

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	September 30, 2016	December 31, 2015
ASSETS
Property, Plant, and Equipment:
Income Properties, Land, Buildings, and Improvements	$241,841,215	$268,970,875
Golf Buildings, Improvements, and Equipment	3,450,342	3,432,681
Other Furnishings and Equipment	1,062,472	1,044,139
Construction in Progress	2,519,706	50,610
Total Property, Plant, and Equipment	248,873,735	273,498,305
Less, Accumulated Depreciation and Amortization	(15,016,672)	(16,242,277)
Property, Plant, and Equipment—Net	233,857,063	257,256,028
Land and Development Costs ($11,613,782 and $11,329,574 Related to Consolidated VIE as of September 30, 2016 and December 31, 2015, respectively)	58,460,992	53,406,020
Intangible Lease Assets—Net	31,002,084	20,087,151
Impact Fee and Mitigation Credits	4,062,228	4,554,227
Commercial Loan Investments	23,960,467	38,331,956
Cash and Cash Equivalents	9,041,486	4,060,677
Restricted Cash	6,643,732	14,060,523
Investment Securities	—	5,703,767
Refundable Income Taxes	1,931,359	858,471
Other Assets	8,584,059	6,034,824
Total Assets	$377,543,470	$404,353,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,761,159	$1,934,417
Accrued and Other Liabilities	8,117,733	8,867,919
Deferred Revenue	3,031,700	14,724,610
Intangible Lease Liabilities - Net	30,919,973	31,979,559
Accrued Stock-Based Compensation	52,154	135,554
Deferred Income Taxes—Net	48,835,542	39,526,406
Long-Term Debt	135,553,756	166,796,853
Total Liabilities	228,272,017	263,965,318
Commitments and Contingencies - See Note 18
Shareholders’ Equity:
Consolidated-Tomoka Land Co. Shareholders' Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 6,018,816 shares issued and 5,745,514 shares outstanding at September 30, 2016; 6,068,310 shares issued and 5,908,437 shares outstanding at December 31, 2015	5,911,812	5,901,510
Treasury Stock – 273,302 shares at September 30, 2016; 159,873 shares at December 31, 2015	(13,350,705)	(7,866,410)
Additional Paid-In Capital	20,118,710	16,991,257
Retained Earnings	131,144,058	120,444,002
Accumulated Other Comprehensive Loss	(225,240)	(688,971)
Total Consolidated-Tomoka Land Co. Shareholders' Equity	143,598,635	134,781,388
Noncontrolling Interest in Consolidated VIE	5,672,818	5,606,938
Total Shareholders’ Equity	149,271,453	140,388,326
Total Liabilities and Shareholders’ Equity	$377,543,470	$404,353,644

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Revenues
Income Properties	$6,021,331	$5,034,090	$18,483,654	$13,426,817
Interest Income from Commercial Loan Investments	534,212	546,640	2,050,507	1,816,834
Real Estate Operations	4,643,646	1,748,398	18,979,164	3,976,340
Golf Operations	1,001,368	949,083	3,877,923	3,935,076
Agriculture and Other Income	10,388	19,504	48,070	59,181
Total Revenues	12,210,945	8,297,715	43,439,318	23,214,248
Direct Cost of Revenues
Income Properties	(1,430,642)	(997,760)	(3,811,389)	(2,321,493)
Real Estate Operations	(1,257,183)	(316,613)	(4,638,865)	(1,221,189)
Golf Operations	(1,302,920)	(1,355,469)	(4,154,684)	(4,201,313)
Agriculture and Other Income	(52,894)	(51,484)	(153,599)	(149,830)
Total Direct Cost of Revenues	(4,043,639)	(2,721,326)	(12,758,537)	(7,893,825)
General and Administrative Expenses	(1,821,827)	(2,778,960)	(8,518,410)	(6,123,603)
Impairment Charges	—	—	(2,180,730)	(510,041)
Depreciation and Amortization	(1,945,460)	(1,417,129)	(5,818,386)	(3,644,620)
Gain on Disposition of Assets	11,479,490	3,763,140	12,842,438	3,781,329
Total Operating Expenses	3,668,564	(3,154,275)	(16,433,625)	(14,390,760)
Operating Income	15,879,509	5,143,440	27,005,693	8,823,488
Investment Income (Loss)	2,531	170,466	(561,162)	395,743
Interest Expense	(2,454,390)	(1,892,145)	(6,700,593)	(4,847,081)
Income Before Income Tax Expense	13,427,650	3,421,761	19,743,938	4,372,150
Income Tax Expense	(5,281,646)	(1,349,480)	(8,624,727)	(1,721,896)
Net Income	8,146,004	2,072,281	11,119,211	2,650,254
Less: Net Loss (Income) Attributable to Noncontrolling Interest in Consolidated VIE	15,010	7,590	36,964	7,590
Net Income Attributable to Consolidated-Tomoka Land Co.	$8,161,014	$2,079,871	$11,156,175	$2,657,844

Per Share Information- See Note 10:
Basic
Net Income Attributable to Consolidated-Tomoka Land Co.	$1.44	$0.36	$1.96	$0.46
Diluted
Net Income Attributable to Consolidated-Tomoka Land Co.	$1.44	$0.36	$1.95	$0.45

Dividends Declared and Paid	$0.04	$-	$0.08	$0.04

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net Income Attributable to Consolidated-Tomoka Land Co.	$8,161,014	$2,079,871	$11,156,175	$2,657,844
Other Comprehensive Income
Realized Loss (Gain) on Investment Securities Sold (Net of Tax of $-0- and $(59,758) for the for the three months ended September 30, 2016 and 2015, respectively, and Net of Tax of $222,025 and $(108,998) for the nine months ended September 30, 2016 and 2015, respectively)	—	(95,156)	353,542	(176,707)
Unrealized Gain (Loss) on Investment Securities (Net of Tax of $-0- and $11,193 for the three months ended September 30, 2016 and 2015, respectively, and Net of Tax of $210,652 and $(29,901) for the nine months ended September 30, 2016 and 2015, respectively)	—	17,824	335,429	(47,607)
Cash Flow Hedging Derivative - Interest Rate Swap (Net of Tax of $69,100 and $-0- for the three months ended September 30, 2016 and 2015, respectively, and Net of Tax of $(141,450) and $-0- for the nine months ended September 30, 2016 and 2015, respectively)	110,031	—	(225,240)	—
Total Other Comprehensive Income (Loss), Net of Tax	110,031	(77,332)	463,731	(224,314)
Total Comprehensive Income	$8,271,045	$2,002,539	$11,619,906	$2,433,530

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Consolidated-Tomoka Land Co. Shareholders
						Total
						Consolidated-
					Accumulated	Tomoka	Noncontrolling
			Additional		Other	Land Co.	Interest in	Total
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’	Consolidated	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	VIE	Equity
Balance January 1, 2016	5,901,510	(7,866,410)	16,991,257	120,444,002	(688,971)	134,781,388	5,606,938	140,388,326
Net Income	—	—	—	11,156,175	—	11,156,175	(36,964)	11,119,211
Stock Repurchase	—	(5,484,295)	—	—	—	(5,484,295)	—	(5,484,295)
Exercise of Stock Options	850	—	328,703	—	—	329,553	—	329,553
Vested Restricted Stock	8,884	—	(205,090)	—	—	(196,206)	—	(196,206)
Stock Issuance	568	—	26,852	—	—	27,420	—	27,420
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	2,976,988	—	—	2,976,988	—	2,976,988
Cash Dividends ($0.08 per share)	—	—	—	(456,119)	—	(456,119)	—	(456,119)
Contributions from Noncontrolling Interest in Consolidated VIE	—	—	—	—	—	—	102,844	102,844
Other Comprehensive Income, Net of Tax	—	—	—	—	463,731	463,731	—	463,731
Balance September 30, 2016	$5,911,812	$(13,350,705)	$20,118,710	$131,144,058	$(225,240)	$143,598,635	$5,672,818	$149,271,453

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2016	2015
Cash Flow from Operating Activities:
Net Income	$11,119,211	$2,650,254
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	5,818,386	3,644,620
Amortization of Intangible Liabilities to Income Property Revenue	(1,722,165)	—
Loan Cost Amortization	715,448	265,443
Amortization of Discount on Convertible Debt	833,903	583,152
Amortization of Discount on Debt Securities within Investment Securities	—	(6,519)
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	(12,842,438)	(3,781,329)
Impairment Charges	2,180,730	510,041
Accretion of Commercial Loan Origination Fees	(164,893)	(59,581)
Amortization of Fees on Acquisition of Commercial Loan Investments	36,382	224
Discount on Commercial Loan Investment Payoff	217,500	—
Realized Loss (Gain) on Investment Securities	575,567	(285,705)
Realized Gain on Put Option Derivative	—	(15,622)
Deferred Income Taxes	8,648,705	673,023
Non-Cash Compensation	2,893,589	1,350,557
Decrease (Increase) in Assets:
Refundable Income Taxes	(1,072,888)	267,280
Land and Development Costs	(6,083,694)	(847,124)
Impact Fees and Mitigation Credits	491,999	503,183
Other Assets	(3,243,619)	(1,814,321)
Increase (Decrease) in Liabilities:
Accounts Payable	(173,258)	525,586
Accrued and Other Liabilities	(750,186)	1,060,091
Deferred Revenue	(11,692,910)	(478,127)
Income Taxes Payable	—	201,433
Net Cash Provided By (Used In) Operating Activities	(4,214,631)	4,946,559
Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment	(2,714,273)	(2,015,545)
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities through Business Combinations	(49,926,670)	(33,734,452)
Acquisition of Commercial Loan Investments	—	(15,248,628)
Acquisition of Land	—	(5,664,787)
Decrease (Increase) in Restricted Cash	7,416,791	(6,185,419)
Proceeds from Sale of Investment Securities	6,252,362	2,919,958
Proceeds from Sale of Put Options	—	92,902
Acquisition of Investment Securities	—	(10,036,588)
Proceeds from Disposition of Property, Plant, and Equipment	49,253,982	15,226,084
Principal Payments Received on Commercial Loan Investments	14,282,500	7,200,909
Net Cash Provided By (Used In) Investing Activities	24,564,692	(47,445,566)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	32,750,000	95,875,000
Payments on Long-Term Debt	(42,050,000)	(47,540,011)
Cash Paid for Loan Fees	(392,448)	—
Cash Proceeds from Exercise of Stock Options	57,127	622,218
Contributions from Noncontrolling Interest in Consolidated VIE	102,844	—
Cash Used to Purchase Common Stock	(5,484,295)	(3,857,601)
Cash from Excess Tax Benefit (Expense) from Vesting of Restricted Stock	302,352	(29,563)
Cash Paid for Vesting of Restricted Stock	(198,713)	—
Dividends Paid	(456,119)	(233,187)
Net Cash Provided By (Used In) Financing Activities	(15,369,252)	44,836,856
Net Increase in Cash	4,980,809	2,337,849
Cash, Beginning of Year	4,060,677	1,881,195
Cash, End of Period	$9,041,486	$4,219,044

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Income taxes totaling approximately $510,000 and $577,000 were paid during the nine months ended September 30, 2016 and September 30, 2015, respectively. Income taxes refunded totaling approximately $133,000 and $3,000 were received during the nine months ended September 30, 2016 and September 30, 2015, respectively.

Interest totaling approximately $6.0 million and $3.9 million was paid during the nine months ended September 30, 2016 and 2015, respectively. No interest was capitalized during the nine months ended September 30, 2016 or 2015, respectively.

On September 16, 2016, the Company closed on the Portfolio Sale (hereinafter defined). The sales price on the Portfolio Sale was approximately $51.6 million, of which approximately $23.1 million was not received in cash at closing rather the buyer assumed the Company’s $23.1 million mortgage loan secured by the Portfolio Sale properties. The non-cash transaction was reflected on the balance sheet as a decrease in long-term debt of approximately $23.1 million.

During the nine months ended September 30, 2016, non-cash compensation included a reduction in the value of accrued stock-based compensation of approximately $83,000. This portion of non-cash compensation was reflected on the consolidated balance sheet as a decrease in accrued stock-based compensation and on the consolidated statement of operations as a decrease in general and administrative expenses.

During the nine months ended September 30, 2015, the Company acquired an interest in approximately six acres of vacant beachfront property in Daytona Beach, Florida through a real estate venture with an unaffiliated third party institutional investor for approximately $5.7 million. The approximate $5.7 million contribution by the third party is shown as a non-cash increase in land and development costs and shareholders’ equity attributable to the noncontrolling interest in consolidated VIE in the accompanying consolidated balance sheet.

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

We are a diversified real estate operating company. We own and manage twenty-nine commercial real estate properties in nine states in the U.S. As of September 30, 2016, we owned twenty-one single-tenant and eight multi-tenant income-producing properties with over 1.5 million square feet of gross leasable space. We also own and manage a land portfolio of approximately 10,500 acres in the City of Daytona Beach, Florida (the “City”). As of September 30, 2016, we had three commercial loan investments including one fixed-rate and one variable–rate mezzanine loan and a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan. Our golf operations consist of the LPGA International golf club, which is managed by a third party. We also lease property for nineteen billboards, have agricultural operations on our land holdings that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

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

The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having maturities at acquisition date of 90 days or less. The Company’s bank balances as of September 30, 2016 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled approximately $6.6 million at September 30, 2016 of which approximately $3.1 million of cash is being held in escrow, to be reinvested through the like-kind exchange structure into one or more other income properties. Approximately $393,000 is being held in a reserve primarily for property taxes and insurance escrows in connection

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

with our financing of two properties acquired in January 2013; approximately $432,000 is being held in three separate escrow accounts related to three separate land transactions of which one closed in December 2013 and two closed in December 2015; approximately $28,000 is being held by the consolidated variable interest entity in which the Company is the primary beneficiary; approximately $2.1 million is being held in escrow for funding of customary tenant improvements pursuant to a lease with 24 Hour Fitness USA, Inc. (“24 Hour Fitness”) at The Grove at Winter Park property located in Winter Park, Florida; and approximately $647,000 is being held in a reserve primarily for certain required tenant improvements for the Lowe’s in Katy, Texas.

Investment Securities

In accordance with ASC Topic 320, Investments – Debt and Equity Securities, the Company’s investments in debt and equity securities (“Investment Securities”) have been determined to be classified as available-for-sale. Available-for-sale securities are carried at fair value in the consolidated balance sheets, with the unrealized gains and losses, net of tax, reported in other comprehensive income.

Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in investment income in the consolidated statements of operations. With respect to debt securities, when the fair value of a debt security classified as available-for-sale is less than its cost, management assesses whether or not: (i) it has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions are met, the Company must recognize an other-than-temporary impairment through earnings for the differences between the debt security’s cost basis and its fair value, and such amount is included in investment income in the consolidated statements of operations. There were no other-than-temporary impairments during the nine months ended September 30, 2016 or 2015. During the fourth quarter of 2015, an other-than-temporary impairment was deemed to exist on a portion of the equity securities held by the Company, resulting in an impairment charge of approximately $60,000. The Company completed the disposition of its remaining position in Investment Securities during the nine months ended September 30, 2016 resulting in a loss of approximately $576,000.

The cost of Investment Securities sold is based on the specific identification method. Interest and dividends on Investment Securities classified as available-for-sale are included in investment income in the consolidated statements of operations.

The fair value of the Company’s available-for-sale equity securities were measured quarterly, on a recurring basis, using Level 1 inputs, or quoted prices for identical, actively traded assets. The fair value of the Company’s available-for-sale debt securities were measured quarterly, on a recurring basis, using Level 2 inputs.

Derivative Instrument and Hedging Activity

In conjunction with the variable-rate mortgage loan secured by our property located in Raleigh, North Carolina leased to Wells Fargo Bank, NA (“Wells Fargo”), the Company entered into an interest rate swap to fix the interest rate (the “Interest Rate Swap”). The Company accounts for its cash flow hedging derivative in accordance with ASC 815-20 “Derivatives and Hedging.” The derivative is included in Accrued and Other Liabilities on the consolidated balance sheet at its fair value. On the date the Interest Rate Swap was entered into, the Company designated the derivative as a hedge of the variability of cash flows to be paid related to the recognized long-term debt liability.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable at September 30, 2016 and December 31, 2015, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s investments in commercial loans approximates fair value at September 30, 2016 and December 31, 2015, since the floating rates of the loans reasonably approximate current market rates for notes with similar risks and maturities. The carrying value of the Company’s credit facility approximates fair value at September 30, 2016 and December 31, 2015, since the floating rate reasonably approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loan investment, mortgage notes, and convertible debt is measured at fair value based on current market rates for financial instruments with similar risks and maturities, see Note 6, “Fair Value of Financial Instruments.”

Fair Value Measurements

The Company’s estimates of fair value of financial and non-financial assets and liabilities is based on the framework established by GAAP. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. GAAP describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

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

Commercial Loan Investment Impairment

The Company’s commercial loans are held for investment. On a quarterly basis, the Company evaluates each loan and the performance of the collateral property and the financial and operating capabilities of the borrower/guarantor, in part, to assess whether any deterioration in the credit has occurred and for possible impairment of the loan. Impairment would reflect the Company’s determination that it is probable that all amounts due according to the contractual terms of the loan would not be collected. Impairment is measured based on the present value of the expected future cash flows from the loan discounted at the effective rate of the loan or the fair value of the collateral. Upon determination of an impairment, the Company would record an allowance to reduce the carrying value of the loan with a corresponding recognition of loss in the results of operations. Exercise of significant judgment is required in determining impairment, including assumptions regarding the estimate of expected future cash flows, collectability of the loan, the value of the underlying collateral, the operating performance of the borrower, and other factors including the existence and amount of guarantees. The Company has determined that, as of September 30, 2016 and December 31, 2015, no allowance for impairment was required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of tenant reimbursable expenses. Receivables related to tenant reimbursable expenses totaled approximately $53,000 and $831,000 as of September 30, 2016 and December 31, 2015, respectively.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled approximately $4.0 million and $1.3 million as of as of September 30, 2016 and December 31, 2015, respectively. These accounts receivable are related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with three land sale transactions that closed during the fourth quarter of 2015 and one land sale transaction that closed during the first quarter of 2016.

Trade accounts receivable primarily consist of receivables related to golf operations, which are classified in other assets on the consolidated balance sheets. Trade accounts receivable related to golf operations, which primarily consist of amounts due from members or private events, totaled approximately $242,000 and $253,000 as of September 30, 2016 and December 31, 2015, respectively.

The collectability of the aforementioned receivables is determined based on the aging of the receivable and a review of the specifically identified accounts using judgments. As of as of September 30, 2016 and December 31, 2015, no allowance for doubtful accounts was required.

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease

In accordance with the Financial Accounting Standards Board (“FASB”) guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. The Company has determined that income property purchases subject to a lease, whether that lease is in-place or originated at the time of acquisition, qualify as a business combination, and acquisition costs are expensed in the period the transaction closes and value is assigned to the identified lease assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. The value of tenant relationships is reviewed for each individual transaction to determine if future value was derived from the acquisition.

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

Adoption of New Accounting Standard

A certain item in the prior period’s consolidated balance sheet has been reclassified to conform to the presentation as of and for the nine months ended September 30, 2016. Specifically, upon the adoption of ASU 2015-03, related to simplifying the presentation of debt issuance costs effective January 1, 2016, debt issuance costs, net of accumulated amortization, are required to be presented as a direct deduction from the carrying amount of the related long-term debt liability. The amount reclassified from other assets to long-term debt was approximately $1.7 million as of December 31, 2015.

NOTE 2. INCOME PROPERTIES

During the nine months ended September 30, 2016, the Company acquired seven single-tenant income properties and one multi-tenant income property, for an aggregate purchase price of approximately $49.8 million. Of the total acquisition cost, approximately $20.9 million was allocated to land, approximately $14.6 million was allocated to buildings and improvements, approximately $15.1 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees and above market lease value, and approximately $800,000 was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities is approximately 17.2 years. The properties acquired during the nine months ended September 30, 2016 are described below:

•

On February 18, 2016, the Company acquired a 4,685 square-foot building situated on approximately 0.37 acres in Dallas, Texas which was 100% occupied and leased to two tenants, anchored by 7-Eleven, Inc. The purchase price was approximately $2.5 million, and as of the acquisition date, the weighted average remaining term of the leases was approximately 8.2 years.

•

On August 17, 2016, the Company acquired approximately 1.26 acres in Monterey, California, leased to Bank of America. The 1.26 acres contains a 32,692 square-foot building occupied by the tenant. The purchase price was approximately $8.4 million, and as of the acquisition date, the remaining term of the lease was approximately 4.3 years.

•

On September 15, 2016, the Company acquired four buildings in a sales-leaseback transaction with Bloomin’ Brands, Inc. (the “Bloomin’ Portfolio”) for a total purchase price of approximately $14.9 million as described below. As of the acquisition date, the remaining lease terms were each approximately 15.0 years:

o	6,528 square-foot building leased to Carrabba’s Italian Grill located in Austin, Texas;
o	6,176 square-foot building leased to Outback Steakhouse located in Austin, Texas;
o	7,216 square-foot building leased to Outback Steakhouse located in Charlottesville, Virginia; and
o	6,297 square-foot building leased to Outback Steakhouse located in Huntersville, North Carolina.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•

On September 22, 2016, the Company acquired approximately 0.91 acres in Dallas, Texas, leased to CVS Pharmacy (“CVS”). The 0.91 acres contains a 10,340 square-foot building occupied by the tenant. The purchase price was approximately $14.9 million, and as of the acquisition date, the remaining term of the lease was approximately 25.4 years.

•

On September 29, 2016, the Company acquired a 116,334 square-foot building situated on approximately 10.64 acres in Raleigh, North Carolina, leased to a subsidiary of At Home Group, Inc. The purchase price was approximately $9.2 million, and as of the acquisition date, the remaining term of the lease was approximately 13.0 years.

Nineteen income properties were disposed of during the nine months ended September 30, 2016 for an aggregate sales price of approximately $74.3 million as described below:

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

•

On September 16, 2016, the Company sold its portfolio of fourteen single-tenant income properties (the “Portfolio Sale”). The properties include nine properties leased to Bank of America, located primarily in Orange County and also in Los Angeles County, California; two properties leased to Walgreens, located in Boulder, Colorado and Palm Bay, Florida; a property leased to a subsidiary of CVS located in Tallahassee, Florida; a ground lease for a property leased to Chase Bank located in Chicago, Illinois; and a ground lease for a property leased to Buffalo Wild Wings in Phoenix, Arizona. The sales price for the Portfolio Sale was approximately $51.6 million, which included the buyer’s assumption of the Company’s existing $23.1 million mortgage loan secured by the fourteen properties. The Portfolio Sale resulted in a net gain of approximately $11.1 million, or approximately $1.20 per share, after tax. The Company’s gain on the Portfolio Sale, was approximately $11.4 million, which is included in gain on disposition of assets, offset by approximately $367,000 of unamortized loan costs on the $23.1 million mortgage loan which were written off and included in interest expense on the consolidated statement of operations.

•

On September 30, 2016, the Company sold its income property leased to PNC Bank, N.A. located in Altamonte Springs, Florida, which was vacant and had approximately 3.1 years remaining on the lease, for a sales price of approximately $3.0 million. The Company’s loss on the sale was approximately $922,000, or $0.10 per share after tax, of which approximately $942,000 was previously recognized as an impairment charge during the three months ended June 30, 2016, with the difference of approximately $20,000 included in gain on disposition of assets during the three months ended September 30, 2016. The impairment charge of approximately $942,000 is described in Note 8, “Impairment of Long-Lived Assets.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On April 5, 2016, the Company entered into a 15 year lease with 24 Hour Fitness for the anchor space at The Grove at Winter Park property located in Winter Park, Florida. The lease is for approximately 40,000 square feet, or 36%, of the 112,000 square foot multi-tenant retail center. On July 6, 2016, the Company funded approximately $4.0 million into an escrow account for customary tenant improvements for the build out of the space to be occupied by 24 Hour Fitness, which we estimate will open in the first quarter of 2017. 24 Hour Fitness will draw funding from escrow as construction progresses. As of September 30, 2016, approximately $1.9 million of construction has been funded from the escrow account, leaving a remaining commitment of approximately $2.1 million.

During the nine months ended September 30, 2015, the Company acquired three properties: one multi-tenant income property, one single-tenant income property, and a vacant outparcel adjacent to one of our multi-tenant properites, at an  aggregate acquisition cost of approximately $34.2 million. Also during the nine months ended September 30, 2015, four single-tenant income properties were sold at an aggregate sales price of approximately $15.8 million, generating aggregate pre-tax gains of approximately $3.8 million. An impairment of approximately $510,000 was charged to earnings during the three months ended March 31, 2015, related to one of the four income property sales as more fully described in Note 8, “Impairment of Long-Lived Assets.”

NOTE 3. COMMERCIAL LOAN INVESTMENTS

On May 26, 2016, the Company’s $14.5 million first mortgage loan secured by the Sheraton Old San Juan Hotel located in San Juan, Puerto Rico was paid off at a discount of approximately $218,000. At payoff, the remaining loan origination fee of approximately $145,000 net of loan costs of approximately $32,000 was accreted into income.

During the nine months ended September 30, 2016, the approximately $9.1 million B-Note secured by a property in Sarasota, Florida and the $10.0 million mezzanine loan secured by a property in Dallas, Texas were extended by the borrowers, each borrower having exercised one-year extension options, to June 2017 and September 2017, respectively.

As of September 30, 2016, the Company owned three performing commercial loan investments which have an aggregate outstanding principal balance of approximately $24.0 million. These loans are secured by real estate, or the borrower’s equity interest in real estate, located in Dallas, Texas, Sarasota, Florida, and Atlanta, Georgia and have an average remaining maturity of approximately 1.1 years and a weighted average interest rate of 8.8%.

The Company’s commercial loan investment portfolio was comprised of the following at September 30, 2016:

	Date of	Maturity	Original Face	Current Face	Carrying
Description	Investment	Date	Amount	Amount	Value	Coupon Rate
Mezz – Hotel – Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2017	8,960,467	8,960,467	8,960,467	30‑day LIBOR plus 7.50%
Mezz – Hotel, Dallas, TX	September 2014	September 2017	10,000,000	10,000,000	10,000,000	30 day LIBOR plus 7.25%
Total			$23,960,467	$23,960,467	$23,960,467

The carrying value of the commercial loan investment portfolio as of September 30, 2016 consisted of the following:

Total
Current Face Amount	$23,960,467
Unamortized Fees	—
Unaccreted Origination Fees	—
Total Commercial Loan Investments	$23,960,467

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s commercial loan investment portfolio was comprised of the following at December 31, 2015:

	Date of	Maturity	Original Face	Current Face	Carrying
Description	Investment	Date	Amount	Amount	Value	Coupon Rate
Mezz – Hotel – Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2016	8,960,467	8,960,467	8,960,467	30 day LIBOR plus 7.50%
Mezz – Hotel, Dallas, TX	September 2014	September 2016	10,000,000	10,000,000	10,000,000	30 day LIBOR plus 7.25%
First Mortgage – Hotel, San Juan, Puerto Rico	September 2015	September 2018	14,500,000	14,500,000	14,371,489	30 day LIBOR plus 9.00%
Total			$38,460,467	$38,460,467	$38,331,956

The carrying value of the commercial loan investment portfolio as of December 31, 2015 consisted of the following:

Total
Current Face Amount	$38,460,467
Unamortized Fees	36,382
Unaccreted Origination Fees	(164,893)
Total Commercial Loan Investments	$38,331,956

NOTE 4. LAND AND SUBSURFACE INTERESTS

During the nine months ended September 30, 2016, a total of approximately 11.96 acres of land was sold for approximately $2.4 million as described below:

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

•

On September 27, 2016 the Company sold approximately 4.50 acres of land (the “Sales Center Site”) to an affiliate of Minto Communities (“Minto”) at a sales price of approximately $205,000, or approximately $46,000 per acre, for a gain of approximately $126,000. The Sales Center Site is located within the land parcel already under contract to Minto. Minto has begun construction on the Sales Center Site of the sales center for Oasis Daytona.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition, the gain recognized on the percentage-of-completion basis for the sales within the Town Center, of which approximately 180 of the total 235 acres are developable, is described below. The Town Center infrastructure work was approximately 95% complete as of September 30, 2016. The gain consists of revenue from a portion of the sales price and revenue from expected reimbursement of infrastructure costs, less the allocated cost basis of the infrastructure costs incurred, as the infrastructure work is completed:

					Revenue (1)				Deferred
				Avg. Sales	Recognized	Revenue (1)	Gain (2)	Gain (2)	Revenue (3) as
		No. of		Price per	in	Recognized in	Recognized	Recognized in	of September 30,
Land Tract	Date Closed	Acres	Sales Price	Acre	Q3 2016	YTD Q3 2016	in Q3 2016	YTD Q3 2016	2016
Tanger Outlet	11/12/2015	38.93	$9,700,000	$249,165	$1,553,551	$6,682,681	$1,250,016	$5,356,247	$393,546
Sam's Club	12/23/2015	18.10	4,500,000	248,619	796,397	3,423,880	655,273	2,807,171	130,463
NADG - First Parcel	12/29/2015	37.26	5,168,335	138,710	989,346	4,258,592	698,832	2,989,057	283,751
NADG - Outparcel	3/30/2016	4.40	2,000,000	454,545	314,462	2,089,796	264,409	1,811,018	109,802
Total Tomoka Town Center Sales		98.69	$21,368,335	$216,520	$3,653,756	$16,454,949	$2,868,530	$12,963,493	$917,562

(1)

The revenue recognized in each quarter consists of revenue from a portion of the sales price that was previously deferred and revenue from expected reimbursements, as the infrastructure work is completed.

(2)	The gain recognized in each quarter consists of revenue less the allocated cost basis of the infrastructure costs, as the infrastructure work is completed.
(3)

The total revenue remaining to be recognized for the above land transactions includes the above approximately $918,000 of deferred revenue plus an estimated approximately $191,000 of revenue related to the reimbursement of the infrastructure costs to be incurred through completion of the work, less the estimated remaining cost basis of approximately $241,000. See Note 18, "Commitments and Contingencies" for a description of the commitments related to the remaining infrastructure costs to be incurred.

The NADG First Parcel and Outparcel sales represent the first two of multiple transactions contemplated under a single purchase and sale agreement (the “NADG Agreement”) with an affiliate of North American Development Group (“NADG”). The NADG Agreement provides NADG with the ability to acquire portions of the remaining acreage under contract within the Town Center (the “Remaining Option Parcels”) in multiple, separate transactions through 2018 (the “Option Period”). The Remaining Option Parcels represent a total of approximately 81.50 acres and total potential proceeds to the Company of approximately $20.2 million, or approximately $248,000 per acre. Pursuant to the NADG Agreement, NADG can close on any and all of the Remaining Option Parcels at any time during the Option Period. The NADG Agreement also establishes a price escalation percentage that would be applied to any of the Remaining Option Parcels that are acquired after January 2017, and an additional price escalation percentage that would be applied to any Remaining Option Parcels acquired in 2018.

Pursuant to the agreements with Tanger, Sam’s Club, and NADG (the “Town Center Sales Agreements”), which together represent the potential sale of the developable acreage in the Town Center, the Company is responsible for the completion of certain infrastructure improvements (the “Infrastructure Work”) at the  Town Center. The Infrastructure Work is currently estimated to cost approximately $12.8 million and is expected to be completed before the end of November 2016. In connection with the transaction with Tanger, the Company expects to receive approximately $4.5 million for the portion of the Infrastructure Work attributable to the Tanger property from the Tomoka Town Center Community Development District (the “Town Center District”), a special purpose governmental entity, based upon the achievement of certain milestones related to the Infrastructure Work and the Tanger project, and based upon when the Company dedicates the Infrastructure Work to the Town Center District. The payment of the $4.5 million will be recognized into revenue when earned. The Company expects to receive payments, in addition to the sales proceeds from each of the Town Center Sales Agreements (the “Incremental Payments”), including certain fixed annual payments, over the next ten years from Tanger and Sam’s, which annual amounts are included in the estimated gains from the transactions. In aggregate, the majority of the Incremental Payments and the payment received from the Town Center District are expected to largely offset the cost of the Infrastructure Work. As a result of our responsibility for completing the Infrastructure Work, we have applied the percentage of completion basis of accounting to the Tanger Outlet, Sam’s Club and NADG transactions whereby we will recognize the revenue deferred for each transaction as the Infrastructure Work is completed. The Incremental Payments recorded as receivables as of September 30, 2016 and December 31, 2015 totaled approximately $4.0 million and $1.3 million, respectively, and are included as a part of other assets on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table provides a reconciliation of the land transactions closed (as of September 30, 2016) or under contract for all the developable parcels of the Town Center (sales price and estimated infrastructure reimbursement presented in $000’s) and the reimbursement amounts for the Infrastructure Work from each buyer:

				Infrastructure
		Sales Price	Sales Price per	Reimbursement
Land Tract	No. of Acres	(In $000's)	Acre	(in $000s)
Tanger Outlet [Closed] (1)	38.93	$9,700	$249,165	$5,500
Sam's Club [Closed] (2)	18.10	4,500	248,619	1,100
NADG - First Parcel [Closed] (3)	37.26	5,168	138,710	1,800
NADG - Outparcel [Closed] (3)	4.40	2,000	454,545	211
NADG - Option Parcels (4)	81.50	20,188	247,689	3,889
Total Developable Area	180.19	41,556	230,618	12,500
Common Area (5)	54.32	N/A	N/A	(12,800)
Total Town Center	234.51	$41,556	$177,199	$(300)

(1)	Includes $4.5 million in incentives from the Town Center District, with remainder to be paid in equal installments over 10 years;
(2)	Infrastructure reimbursement, pursuant to contract, paid in equal installments over 10 years;
(3)	Infrastructure reimbursement due upon the later of i) Infrastructure Work completion or, ii) August 31, 2016;
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

During the nine months ended September 30, 2015, the Company sold approximately 3.9 acres. On June 1, 2015, the Company sold approximately 3.0 acres of land located on the south side of LPGA Boulevard, just east of Clyde Morris Boulevard, at a sales price of $505,000, or approximately $167,000 per acre, for a gain of approximately $476,000. On June 17, 2015, the Company sold approximately 0.9 acres of land located in Highlands County, Florida, at a sales price of $250,000 for a gain of approximately $223,000.

For a description of impairment charges totaling approximately $1.0 million on the Company’s undeveloped land during the nine months ended September 30, 2016, see Note 8, “Impairment of Long-Lived Assets.”

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

During November 2015, the Company hired Lantana Advisors, a subsidiary of SunTrust, to evaluate the possible sale of its subsurface interests. On April 13, 2016, the Company entered into a purchase and sale agreement with an affiliate of Land Venture Partners, LLC (“LVP”) for the sale of its approximately 500,000 acres of subsurface interests (the “Interests”), including the royalty interests in two operating oil wells in Lee County, Florida and its interests in the oil exploration lease with Kerogen Florida Energy Company LP, for a sales price of approximately $24 million (the “Subsurface Sale”). The Subsurface Sale agreement was subsequently amended to allow for certain portions of the Interests to be excluded from the Subsurface Sale and retained by the Company, with a corresponding reduction in transaction price. The agreement currently contemplates a closing of the Subsurface Sale prior to year-end 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Subsequent to September 30, 2016, LVP provided the Company with a proposal to significantly reduce the Interests covered by the Subsurface Sale. The Company is currently reviewing LVP’s submission and intends to formalize a response in the near term.

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

Lease payments on the respective acreages and drilling penalties received through lease year six are as follows:

	Acreage
Lease Year	(Approximate)	Florida County	Lease Payment (1)	Drilling Penalty (1)
Lease Year 1 - 9/23/2011 - 9/22/2012	136,000	Lee and Hendry	$913,657	$—
Lease Year 2 - 9/23/2012 - 9/22/2013	136,000	Lee and Hendry	922,114	—
Lease Year 3 - 9/23/2013 - 9/22/2014	82,000	Hendry	3,293,000	1,000,000
Lease Year 4 - 9/23/2014 - 9/22/2015	42,000	Hendry	1,866,146	600,000
Lease Year 5 - 9/23/2015 - 9/22/2016	25,000	Hendry	1,218,838	175,000
Lease Year 6 - 9/23/2016 - 9/22/2017	15,000	Hendry	806,683	150,000
Total Payments Received to Date			$9,020,438	$1,925,000

(1)

Cash payment for the Lease Payment and Drilling Penalty is received on or before the first day of the lease year. The Drilling Penalty is recorded as revenue when received, while the Lease Payment is recognized on a straight-line basis over the respective lease term. See separate disclosure of the revenue per year below.

The terms of the lease state the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years seven and eight. The lease is effectively eight one-year terms as the lessee has the option to terminate the lease at the end of each lease year.

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the three months ended September 30, 2016 and 2015, lease income of approximately $297,000 and $456,000, respectively, was recognized. For the nine months ended September 30, 2016 and 2015, lease income of approximately $904,000 and $1.4, respectively, was recognized. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2017 or, if renewed, on similar terms or conditions.

The Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. This operator recently filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Revenues received from oil royalties totaled approximately $16,000 and $11,000, during the three months ended September 30, 2016 and 2015, respectively. Revenues from oil royalties totaled approximately $32,000 and $60,000, during the nine months ended September 30, 2016 and 2015, respectively.

The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee based on a percentage of the surface value. Cash payments for the release of surface entry rights totaled approximately $450,000 and $2,000 during the nine months ended September 30, 2016 and 2015, respectively, which is included in revenue from real estate operations. The May 2016 transaction for approximately $450,000 reflected gross proceeds net of fees, for the release of the Company’s surface entry rights related to approximately 960 acres of surface rights in Hendry County, Florida. The Company utilized the proceeds from this transaction as part of a like-kind exchange transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5. INVESTMENT SECURITIES

During the nine months ended September 30, 2016, the Company completed the disposition of its remaining position in investment securities, including common stock and debt securities of a publicly traded real estate company, with a total basis of approximately $6.8 million, resulting in net proceeds of approximately $6.3 million, or a loss of approximately $576,000. During the nine months ended September 30, 2015, the Company sold preferred stock of a publicly traded real estate company and debt securities of another publicly traded real estate company for aggregate proceeds of approximately $2.9 million.

The Company had no remaining available-for-sale securities as of September 30, 2016.

Available-for-sale securities consisted of the following as of December 31, 2015:

	As of December 31, 2015
		Gains in	Losses in
		Accumulated	Accumulated	Estimated
		Other	Other	Fair Value
		Comprehensive	Comprehensive	(Level 1 and 2
	Cost (1)	Income	Income	(Inputs)
Debt Securities	$843,951	$—	$(41,451)	$802,500
Total Debt Securities	843,951	—	(41,451)	802,500
Common Stock	5,981,464	—	(1,080,197)	4,901,267
Total Equity Securities	$5,981,464	—	(1,080,197)	4,901,267
Total Available-for-Sale Securities	$6,825,415	$—	$(1,121,648)	$5,703,767

(1)

The cost basis in the common stock investment is net of an other-than-temporary impairment charge of approximately $60,000 charged to earnings through investment income in the consolidated statements of operations.

The gross unrealized loss included in accumulated other comprehensive income as of December 31, 2015 was approximately $1.1 million, net of tax of approximately $433,000. During the nine months ended September 30, 2016, but prior to the disposition of the investment securities, gross unrealized gains of approximately $546,000, net of tax of approximately $211,000, were earned and included in other comprehensive income to reduce the accumulated comprehensive loss balance. The remaining unrealized loss of approximately $576,000, was then realized upon disposition during the nine months ended September 30, 2016, and removed from accumulated other comprehensive income, net of tax of approximately $222,000, and charged to earnings as an investment loss.

During the nine months ended September 30, 2015, gross unrealized losses of approximately $78,000, net of tax of approximately $30,000, were recorded through other comprehensive income. The gross unrealized losses of approximately $78,000 include a gross unrealized loss of approximately $246,000, offset by approximately $168,000 in gross unrealized gains on the preferred stock investments prior to their sale in the third quarter of 2015.

Following is a table reflecting the sale of investment securities and the gains or losses recognized during the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016	2015
Proceeds from the Disposition of Debt Securities	$827,738	$2,084,994
Cost Basis of Debt Securities Sold	(843,951)	(1,930,080)
Loss recognized in Statement of Operations on the Disposition of Debt Securities	$(16,213)	$154,914
Proceeds from the Disposition of Equity Securities	5,424,624	834,964
Cost Basis of Equity Securities Sold	(5,983,978)	(704,173)
Gain (Loss) recognized in Statement of Operations on the Disposition of Equity Securities	$(559,354)	$130,791
Total Gain (Loss) recognized in Statement of Operations on the Disposition of Debt and Equity Securities	$(575,567)	$285,705

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and Cash Equivalents - Level 1	$9,041,486	$9,041,486	$4,060,677	$4,060,677
Restricted Cash - Level 1	6,643,732	6,643,732	14,060,523	14,060,523
Commercial Loan Investments - Level 2	23,960,467	23,960,467	38,331,956	38,460,467
Long-Term Debt - Level 2	135,553,756	141,268,301	166,796,853	172,572,305

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

The following table presents the fair value of liabilities by Level at September 30, 2016:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	9/30/2016	Assets (Level 1)	(Level 2)	(Level 3)
Cash Flow Hedge - Interest Rate Swap	$366,690	$—	$366,690	$—
Total	$366,690	$—	$366,690	$—

The following table presents the fair value of assets by Level at December 31, 2015:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2015	Assets (Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities
Available-for-Sale Debt Securities	$802,500	$—	$802,500	$—
Available-for-Sale Equity Securities	4,901,267	4,901,267	—	—
Total Available-for-Sale Securities	5,703,767	4,901,267	802,500	—
Total	$5,703,767	$4,901,267	$802,500	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7. INTANGIBLE LEASE ASSETS AND LIABILITIES

Intangible lease assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values.

Intangible lease assets and liabilities consisted of the following as of September 30, 2016 and December 31, 2015:

	As of
	September 30, 2016	December 31, 2015
Intangible Lease Assets:
Value of In-Place Leases	$28,787,992	$19,588,642
Value of Above Market In-Place Leases	1,198,228	1,469,143
Value of Intangible Leasing Costs	6,092,040	3,835,158
Sub-total Intangible Lease Assets	36,078,260	24,892,943
Accumulated Amortization	(5,076,176)	(4,805,792)
Sub-total Intangible Lease Assets—Net	31,002,084	20,087,151
Intangible Lease Liabilities (included in accrued and other liabilities):
Value of Below Market In-Place Leases	(33,142,746)	(32,315,741)
Sub-total Intangible Lease Liabilities	(33,142,746)	(32,315,741)
Accumulated Amortization	2,222,773	336,182
Sub-total Intangible Lease Liabilities—Net	(30,919,973)	(31,979,559)
Total Intangible Assets and Liabilities—Net	$82,111	$(11,892,408)

Total amortization related to intangible lease assets during the nine months ended September 30, 2016 and 2015 was approximately $1.7 million and $1.2 million, respectively, and was included in depreciation and amortization in the consolidated statements of operations. Total amortization related to intangible lease liabilities during the nine months ended September 30, 2016 was approximately $1.7 million and was included as an increase to income properties revenue in the consolidated statements of operations.

The estimated future amortization and accretion of intangible lease assets and liabilities is as follows:

		Future Accretion	Net Future
	Future	to Income	Amortization of
	Amortization	Property	Intangible Assets
Year Ending December 31,	Amount	Revenue	and Liabilities
Remainder of 2016	$866,880	$(572,294)	$294,586
2017	3,427,929	(2,255,656)	1,172,273
2018	3,424,330	(2,257,688)	1,166,642
2019	3,424,330	(2,258,883)	1,165,447
2020	3,308,655	(2,256,726)	1,051,929
2021	1,918,705	(2,319,993)	(401,288)
Thereafter	13,686,309	(18,053,787)	(4,367,478)
Total	$30,057,138	$(29,975,027)	$82,111

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

In the second quarter of 2016, an impairment charge of approximately $942,000 was recognized on an income property in Altamonte Springs, Florida leased to PNC Bank under contract for sale as of June 30, 2016. The total impairment charge represented the anticipated loss on the sale plus estimated closing costs. The property was sold on September 30, 2016 for a final loss of approximately $922,000, resulting in a gain of approximately $20,000 during the third quarter of 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In the second quarter of 2016, an impairment charge of approximately $717,000 was recognized on approximately four acres included in a contract for the sale of a total of approximately six acres of undeveloped land in the City which was executed during the three months ended June 30, 2016. The approximately four acres was repurchased in prior years by the Company and carried a higher cost basis than the remainder of the Company’s historical land holdings. The total impairment charge represented the anticipated loss on the sale of approximately $646,000 plus estimated closing costs of approximately $71,000. As of September 30, 2016, the land is still under contract to be sold.

In the second quarter of 2016, an impairment charge of approximately $311,000 was recognized on approximately four acres of undeveloped land in the City for which a contract for sale was executed during the three months ended September 30, 2016. Such acreage was repurchased in a prior year by the Company and carried a higher cost basis than the remainder of the Company’s historical land holdings. The total impairment charge represented the anticipated loss on the sale of approximately $256,000 plus estimated closing costs of approximately $55,000. As of September 30, 2016, the land is still under contract to be sold.

In the first quarter of 2016, an impairment charge of approximately $210,000 was recognized on an income property held for sale as of March 31, 2016 for which the sale closed on April 6, 2016, as described in Note 2, “Income Properties.” The total impairment charge represented the loss on the sale of approximately $134,000 plus closing costs of approximately $76,000.

In the first quarter of 2015, an impairment charge of approximately $510,000 was recognized on two income properties held for sale as of March 31, 2015, for which the sale closed on April 17, 2015. The total impairment charge represented the loss on the sale of approximately $277,000 plus estimated closing costs of approximately $233,000.

NOTE 9. OTHER ASSETS

Other assets consisted of the following:

	As of
	September 30, 2016	December 31, 2015
Income Property Tenant Receivables	$52,843	$830,574
Income Property Straight-line Rent Adjustment	1,569,282	1,781,798
Interest Receivable from Commercial Loan Investments	66,718	155,163
Infrastructure Reimbursement Receivables	4,022,340	1,306,602
Golf Operations Receivables	242,097	253,358
Deferred Deal Costs	709,509	520,308
Prepaid Expenses, Deposits, and Other	1,921,270	1,187,021
Total Other Assets	$8,584,059	$6,034,824

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Income Available to Common Shareholders:
Net Income Attributable to Consolidated-Tomoka Land Co.	$8,161,014	$2,079,871	$11,156,175	$2,657,844
Weighted Average Shares Outstanding	5,662,933	5,802,363	5,700,316	5,817,184
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	4,009	15,315	9,920	27,290
Total Shares Applicable to Diluted Earnings Per Share	5,666,942	5,817,678	5,710,236	5,844,474

Basic
Net Income Attributable to Consolidated-Tomoka Land Co.	$1.44	$0.36	$1.96	$0.46

Diluted
Net Income Attributable to Consolidated-Tomoka Land Co.	$1.44	$0.36	$1.95	$0.45
Per Share Information:

The effect of 93,000 and 85,500 potentially dilutive securities was not included for the three and nine months ended September 30, 2016, respectively, as the effect would be antidilutive. The effect of 32,500 and 40,200 potentially dilutive securities were not included for the three and nine months ended September 30, 2015, respectively, as the effect would be antidilutive.

The Company intends to settle its 4.50% Convertible Senior Notes due 2020 (the “Convertible Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the initial conversion price of $68.90, adjusted effective August 5, 2016 to $68.87. The average price of our common stock during the three and nine months ended September 30, 2016 and 2015 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

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

In the fourth quarter of 2015, the Company announced a new $10 million stock repurchase program. Under the new $10 million repurchase program, during the nine months ended September 30, 2016, the Company repurchased 113,429 shares of its common stock on the open market for a total cost of approximately $5.5 million, or an average price per share of $48.35, and placed those shares in treasury.

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

At September 30, 2016, the current commitment level under the Credit Facility was $75.0 million. The available borrowing capacity under the Credit Facility was approximately $58.8 million, based on the level of borrowing base assets. As of September 30, 2016, the Credit Facility had a $4.0 million balance.

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

On April 13, 2016, the Company entered into an amendment of the Credit Facility (the “Second Amendment”). The Second Amendment modified section 8.8(n) of the Credit Facility which pertains to permitted stock repurchases by the Company by, among other things, (i) adding the gains from the sale of unimproved land, including the sale of subsurface interests or the release of surface entry rights, net of taxes incurred in connection with the sale, to the calculation of Adjusted EBITDA, for the purpose of determining the coverage ratio that must be met before the Company may repurchase shares of its own stock, and (ii) reducing the coverage ratio that must be met before the Company may repurchase shares of its own stock pursuant to section 8.8(n) from 1.75x to 1.50x. As of the date of the Second Amendment, the Company met the required coverage ratio; therefore, subject to black-out periods and other restrictions applicable to share repurchases, the Company will be able to continue to make additional repurchases of its own common stock under its existing $10 million repurchase program.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On March 8, 2013, the Company closed on a $23.1 million non-recourse first mortgage loan originated with Bank of America, N.A., secured by its interest in fourteen income properties. The mortgage loan carried a fixed rate of 3.67% per annum, and required payments of interest only prior to its maturity. On September 16, 2016, in conjunction with the Portfolio Sale closing, pursuant to the Portfolio Sale agreement, the buyer assumed the $23.1 million mortgage loan. Accordingly, the Company is no longer subject to this loan as of September 30, 2016.

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

On April 15, 2016, the Company closed on a $25.0 million non-recourse first mortgage loan originated with Wells Fargo, secured by the Company’s income property leased to Wells Fargo located in Raleigh, North Carolina. The mortgage loan has a 5-year term with two years interest only, and interest and a 25-year amortization for the balance of the term. The mortgage loan bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. The mortgage loan can be prepaid at any time subject to the termination of the interest rate swap.

Convertible Debt. On March 11, 2015, the Company issued $75.0 million aggregate principal amount of 4.50% Convertible Notes. The Convertible Notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015. The Convertible Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. On July 20, 2016 the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend. As a result, effective August 5, 2016, the adjusted conversion rate is 14.5195 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.87 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Convertible Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Convertible Notes, or specified corporate events. The Company may not redeem the Convertible Notes prior to the stated maturity date and no sinking fund is provided for the Convertible Notes. The Convertible Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Convertible Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Convertible Notes. As of September 30, 2016, the unamortized debt discount of our Convertible Notes was approximately $4.4 million.

Net proceeds from issuance of the Convertible Notes was approximately $72.4 million (net of the cash discount paid of approximately $2.6 million) of which approximately $47.5 million was used to repay the outstanding balance of our Credit Facility as of March 11, 2015. We utilized the remaining amount for investments in income-producing properties or investments in commercial loans secured by commercial real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Long-term debt as of September 30, 2016 consisted of the following:

	September 30, 2016
		Due Within
	Total	One Year
Credit Facility	$4,000,000	$—
Mortgage Note Payable (originated with UBS)	7,300,000	—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—
Mortgage Note Payable (originated with Wells Fargo)	25,000,000	—
4.50% Convertible Senior Notes due 2020, net of discount	70,593,625	—
Loan Costs, net of accumulated amortization	(1,339,869)	—
Total Long-Term Debt	$135,553,756	$—

Payments applicable to reduction of principal amounts as of September 30, 2016 will be required as follows:

Year Ending December 31,	Amount
Remainder of 2016	$—
2017	—
2018	11,300,000
2019	—
2020	75,000,000
2021	25,000,000
Thereafter	30,000,000
Total Long-Term Debt - Face Value	$141,300,000

The carrying value of long-term debt as of September 30, 2016 consisted of the following:

Total
Current Face Amount	$141,300,000
Unamortized Discount on Convertible Debt	(4,406,375)
Loan Costs, net of accumulated amortization	(1,339,869)
Total Long-Term Debt	$135,553,756

For the three months ended September 30, 2016, interest expense, excluding amortization of loan costs and debt discounts, was approximately $1.7 million with approximately $2.6 million paid during the period. For the nine months ended September 30, 2016, interest expense, excluding amortization of loan costs and debt discounts, was approximately $5.2 million with approximately $6.0 million paid during the quarter. No interest was capitalized during the three or nine months ended September 30, 2016.

For the three months ended September 30, 2015, interest expense, excluding amortization of loan costs and debt discounts, was approximately $1.5 million with approximately $2.4 million paid during the period. For the nine months ended September 30, 2015, interest expense, excluding amortization of loan costs and debt discounts, was approximately $4.0 million with approximately $3.9 million paid during the period. No interest was capitalized during the three and nine months ended September 30, 2015.

The amortization of loan costs incurred in connection with the Company’s long-term debt is included in interest expense in the consolidated financial statements. Loan costs are amortized over the term of the respective loan agreements using the straight-line method, which approximates the effective interest method. For the three months ended September 30, 2016 and 2015, the amortization of loan costs totaled approximately $488,000 and $98,000, respectively. For the nine months ended September 30, 2016 and 2015, the amortization of loan costs totaled approximately $715,000 and $265,000, respectively. The three months ended September 30, 2016 included approximately $367,000 of unamortized loan costs which were written off and included in interest expense related to the $23.1 million mortgage loan assumed by the buyer upon closing the Portfolio Sale on September 16, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amortization of the approximately $6.1 million discount on the Convertible Notes is also included in interest expense in the consolidated financial statements. The discount is amortized over the term of the Convertible Notes using the effective interest method. For the three months ended September 30, 2016 and 2015 the amortization of the discount totaled approximately $282,000 and $265,000, respectively. For the nine months ended September 30, 2016 and 2015 the amortization of the discount totaled approximately $834,000 and $583,000, respectively.

The Company was in compliance with all of its debt covenants as of December 31, 2015 and September 30, 2016. With the completion of income property acquisitions during the three months ended September 30, 2016, as of September 30, 2016, the Company was compliant with the covenant under the Credit Facility which requires the Company to maintain a borrowing base value of $75.0 million for income properties included in the borrowing base.

NOTE 13. INTEREST RATE SWAP

During April 2016, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the $25.0 million mortgage note payable as discussed in Note 12, “Long-Term Debt.” During the three and nine months ended September 30, 2016, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income. As of September 30, 2016, the fair value of our interest rate swap agreement, which was a loss of approximately $367,000, was included in accrued and other liabilities on the consolidated balance sheets. The interest rate swap was effective on April 7, 2016 and matures on April 7, 2021. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $25.0 million to a rate of 3.17%.

NOTE 14. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	September 30, 2016	December 31, 2015
Golf Course Lease	$2,321,373	$2,602,638
Accrued Property Taxes	1,097,110	40,042
Reserve for Tenant Improvements	569,151	812,493
Accrued Interest	298,520	1,195,231
Environmental Reserve and Restoration Cost Accrual	1,581,377	2,405,635
Cash Flow Hedge - Interest Rate Swap	366,690	—
Other	1,883,512	1,811,880
Total Accrued and Other Liabilities	$8,117,733	$8,867,919

In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Lease Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, will remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for improvements to certain of the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of September 30, 2016, approximately $1.4 million of the rent previously deferred that will not be due to the City remained to be amortized through September 2022.

In connection with the acquisition on April 22, 2014 of the property in Katy, Texas leased to Lowe’s, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which are not required to be completed until December 2016. As of September 30, 2016, approximately $100,000 of these tenant improvements had been completed and funded, leaving approximately $551,000 remaining to be funded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to be between $500,000 and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP has preliminarily accepted the Company’s proposed remediation plan which supports the approximate $500,000 accrual. Since the initial accrual of approximately $110,000 was made, approximately $148,000 in costs have been incurred through September 30, 2016.

During the year ended December 31, 2015, the Company accrued $187,500 for the estimated penalty associated with a regulatory matter pertaining to the Company’s prior agricultural activities on certain of the Company’s land located in Daytona Beach, Florida. The penalty of $187,500 was paid during the three months ended September 30, 2016. Additionally, as part of the resolution of the regulatory matter, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible wetlands restoration costs for approximately 148.35 acres within such land, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. The final proposal for restoration work was received during the second quarter of 2016 which totaled approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was recorded during the second quarter of 2016. The Company funded approximately $905,000 of the total $2.0 million of estimated costs during the nine months ended September 30, 2016, leaving a remaining accrual of approximately $1.1 million. This matter is more fully described in Note 18 “Commitments and Contingencies.”

NOTE 15. DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	September 30, 2016	December 31, 2015
Deferred Oil Exploration Lease Revenue	$789,003	$885,822
Deferred Land Sale Revenue	917,562	12,656,773
Prepaid Rent	1,011,372	907,325
Other Deferred Revenue	313,763	274,690
Total Deferred Revenue	$3,031,700	$14,724,610

On September 20, 2016, the Company received an approximate $807,000 rent payment for the sixth year of the Company’s eight-year oil exploration lease, which is being recognized ratably over the twelve month lease period ending in September 2017.

In connection with the 98.69 acres of land sales in the Town Center which closed during the fourth quarter of 2015 and the first quarter of 2016, approximately $918,000 of the aggregate $21.4 million sales price is deferred as of September 30, 2016 to be recognized as revenue on a percentage-of-completion basis as the required infrastructure improvements are completed. The estimated completion date is before the end of November 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

A summary of activity during the nine months ended September 30, 2016, is presented below:

		Wtd. Avg.
		Grant Date
Market Condition Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2016	2,400	$23.42
Granted	—	—
Vested	(2,300)	23.42
Expired	—	—
Forfeited	(100)	23.42
Outstanding at September 30, 2016	—	$—

As of September 30, 2016, there is no unrecognized compensation cost as there are no outstanding shares remaining.

Market Condition Restricted Shares – Stock Price Vesting

“Inducement” grants of 96,000 and 17,000 shares of restricted Company common stock were awarded to Mr. Albright and Mr. Patten in 2011 and 2012, respectively. Mr. Albright’s restricted shares were granted outside of the 2010 Plan while Mr. Patten’s restricted shares were awarded under the 2010 Plan. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of Mr. Albright’s restricted stock under this award. The restricted shares will vest in six increments based upon the price per share of the Company’s common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause) meeting or exceeding the target trailing sixty-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of September 30, 2016, four increments of Mr. Albright’s and Mr. Patten’s awards had vested.

Additional grants of 2,500 and 3,000 shares of restricted Company common stock were awarded to Mr. Smith and another officer under the 2010 Plan, during the fourth quarter of 2014 and the first quarter of 2015, respectively. The restricted stock will vest in two increments based upon the price per share of Company common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices of $60 per share and $65 per share for the two increments. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of September 30, 2016, no increments of Mr. Smith’s or the other officer’s awards had vested.

A grant of 94,000 shares of restricted Company common stock was awarded to Mr. Albright under the 2010 Plan during the second quarter of 2015. As more fully described at the end of Note 16 “Stock-Based Compensation,” on February 26, 2016, 72,000 of these shares were surrendered, of which 4,000 were re-granted on February 26, 2016 with identical terms of the surrendered restricted stock and 68,000 were permanently surrendered. The 26,000 shares of restricted Company common stock outstanding from these grants will vest in four increments based upon the price per share of Company common stock during the term of his employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices ranging from $60 per share for the first increment to $75 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to January 28, 2021, that increment of the restricted shares will be forfeited. As of September 30, 2016, no increments of this award had vested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

A summary of the activity for these awards during the nine months ended September 30, 2016, is presented below:

		Wtd. Avg.
Market Condition Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2016	137,500	$30.58
Granted	4,000	38.98
Vested	—	—
Expired	—	—
Forfeited	(72,000)	34.46
Outstanding at September 30, 2016	69,500	$27.03

In connection with the permanent surrender of 68,000 shares of restricted Company common stock, approximately $1.6 million of related stock-based compensation expense was recognized during the nine months ended September 30, 2016 to accelerate the remaining expense pertaining the total grant date fair value of these awards.

As of September 30, 2016, there was approximately $30,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a remaining weighted average period of 0.3 years.

Three Year Vest Restricted Shares

On January 22, 2014, the Company granted to certain employees 14,500 shares of restricted Company common stock under the 2010 Plan. One-third of the restricted shares vest on each of the first, second, and third anniversaries of the grant date, provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of activity during the nine months ended September 30, 2016, is presented below:

		Wtd. Avg.
		Fair Value
Three Year Vest Non-Vested Restricted Shares	Shares	Per Share
Outstanding at January 1, 2016	26,900	$49.73
Granted	21,100	44.88
Vested	(10,363)	47.89
Expired	—	—
Forfeited	(133)	46.08
Outstanding at September 30, 2016	37,504	$47.53

As of September 30, 2016, there was approximately $1.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 1.9 years.

Non-Qualified Stock Option Awards

Pursuant to the Non-Qualified Stock Option Award Agreements between the Company and Messrs. Albright, Patten, and Smith, each of these Company employees was granted an option to purchase 50,000, 10,000, and 10,000 shares of Company common stock, in 2011, 2012, and 2014, respectively, under the 2010 Plan, with an exercise price per share equal to the fair market value on their respective grant dates. One-third of the options will vest on each of the first, second, and third anniversaries of their respective grant dates, provided the recipient is an employee of the Company on those dates. In addition, any unvested portion of the options will vest upon a change in control. The options expire on the earliest of: (a) the tenth anniversary of the grant date; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

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

A summary of the activity for the awards during the nine months ended September 30, 2016, is presented below:

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Non-Qualified Stock Option Awards	Shares	Ex. Price	(Years)	Value
Outstanding at January 1, 2016	116,850	$48.63
Granted	40,000	55.62
Exercised	(850)	34.95
Expired	—	—
Forfeited	(40,000)	55.62
Outstanding at September 30, 2016	116,000	$48.73	6.66	$285,740
Exercisable at September 30, 2016	75,800	$45.40	1.60	$439,036

A summary of the non-vested options for these awards during the nine months ended September 30, 2016, is presented below:

		Fair Value
		of Shares
Non-Qualified Stock Option Awards	Shares	Vested
Non-Vested at January 1, 2016	88,260
Granted	40,000
Vested	(48,060)	$2,478,088
Expired	—
Forfeited	(40,000)
Non-Vested at September 30, 2016	40,200

The weighted average grant date fair value of options granted during the nine months ended September 30, 2016 was approximately $13.97 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2016 was approximately $30,000. As of September 30, 2016, there was approximately $424,000 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a remaining weighted average period of 1.6 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of share option activity under the 2001 Plan for the nine months ended September 30, 2016 is presented below:

Stock Options

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Liability-Classified Stock Options	Shares	Ex. Price	(Years)	Value
Outstanding at January 1, 2016	18,000	$64.69
Granted	—	—
Exercised	—	—
Expired	(3,000)	67.27
Forfeited	(4,000)	64.99
Outstanding at September 30, 2016	11,000	$63.87	0.86	$—
Exercisable at September 30, 2016	11,000	$63.87	0.86	$—

In connection with the grant of non-qualified stock options, a stock appreciation right for each share covered by the option was also granted. The stock appreciation right entitles the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value of the underlying shares at the time of exercise. No options were exercised during the nine months ended September 30, 2016. All options had vested as of December 31, 2013.

Stock Appreciation Rights

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Liability-Classified Stock Appreciation Rights	Shares	Fair Value	(Years)	Value
Outstanding at January 1, 2016	18,000	$2.64
Granted	—	—
Exercised	—	—
Expired	(3,000)	—
Forfeited	(4,000)	0.87
Outstanding at September 30, 2016	11,000	$1.66	0.86	$—
Exercisable at September 30, 2016	11,000	$1.66	0.86	$—

No stock appreciation rights were exercised during the nine months ended September 30, 2016. All stock appreciation rights had vested as of December 31, 2013.

The fair value of each share option and stock appreciation right is estimated on the measurement date using the Black-Scholes option pricing model based on assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s share price and other factors. The Company has elected to use the simplified method of estimating the expected term of the options and stock appreciation rights.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Following are assumptions used in determining the fair value of stock options and stock appreciation rights:

Assumptions at:	September 30, 2016		December 31, 2015
Expected Volatility	21.20%		29.40%
Expected Dividends	0.16%		0.15%
Expected Term	0.86	years	1.3	years
Risk-Free Rate	0.45%		0.75%

There were no stock options or stock appreciation rights granted under the 2001 Plan during the nine months ended September 30, 2016 or 2015. The liability for stock options and stock appreciation rights, valued at fair value, reflected on the consolidated balance sheets at September 30, 2016 and December 31, 2015, was approximately $52,000 and $136,000, respectively. These fair value measurements are based on Level 2 inputs based on Black-Scholes and market implied volatility. The Black-Scholes determination of fair value is affected by variables including stock price, expected stock price volatility over the term of the awards, annual dividends, and a risk-free interest rate assumption.

Amounts recognized in the consolidated financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Total Cost of Share-Based Plans Charged
Against Income Before Tax Effect	$401,967	$728,833	$2,893,589	$1,350,557
Income Tax Expense
Recognized in Income	$(155,059)	$(281,147)	$(1,116,202)	$(520,977)

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

Upon review of the total equity awards to Mr. Albright in 2015, it was determined that the annual per person award limit under the 2010 Plan was inadvertently exceeded. In determining the extent to which the 2010 Plan’s individual annual award limit had been exceeded by the above awards, the Compensation Committee, as the administrator of the 2010 Plan, identified a conflict between Sections 3(d) and 3(e) of the 2010 Plan, the relevant provisions which provide limitations of the 2010 Plan. Section 3(d) of the 2010 Plan could be read to provide an overall limit of 50,000 shares applicable to all awards granted to a participant in any calendar year; however, the Compensation Committee could not disregard Section 3(e) of the 2010 Plan. Section 3(e) could be read to provide for two additional limits of 50,000 shares each for any (a) “Qualified Performance-Based Awards” (as defined in the 2010 Plan) constituting stock options and stock appreciation rights and (b) “Qualified Performance-Based Awards” other than stock options and stock appreciation rights. If the Compensation Committee were to determine that Section 3(e) of the 2010 Plan provides the applicable limits for two categories of “Qualified Performance-Based Awards,” then the Compensation Committee could conclude that Section 3(d) of the 2010 Plan provides the limit for awards other than Qualified Performance-Based Awards.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The New Option Grant has an exercise price per share of $55.62, which is equal to the exercise price per share applicable to the May 2015 Option Grant. This option is intended to have the same vesting terms as the May 2015 Option Grant, and as a result has vested with respect to 13,200 shares, and will vest with respect to 13,200 shares and 13,600 shares on January 28, 2017 and January 28, 2018, respectively. The New Restricted Share Grant is intended to have the same vesting terms as the May 2015 Restricted Share Grant, and as a result will vest upon the price per share of Company common stock during the term of Mr. Albright’s employment (or within 60 days after termination of his employment by the Company other than for cause, due to death or disability or due to his voluntary resignation) meeting or exceeding the target trailing 30-day average closing price of $75 per share. If the restricted shares fail to satisfy the stock price condition prior to January 28, 2021, the restricted shares will be forfeited. Any unvested restricted shares will vest immediately upon Mr. Albright’s termination of employment without Cause or for his resignation for Good Reason (as such terms are defined in his amended and restated employment agreement), in each case, at any time during the 24-month period following a change in control. Mr. Albright has the right to vote the restricted shares prior to their vesting but is not entitled to dividends paid on any unvested shares. These restricted shares have not yet vested.

Because the Excess 2015 Awards exceeded the 2010 Plan limits, the grants do not qualify, for purposes of calculating the Code Section 162(m) compensation for Mr. Albright for tax purposes, as performance-based awards.

As noted herein, 112,000 shares of the awards granted to Mr. Albright in 2015 were deemed to have exceeded the limits of the 2010 Plan. However, when granted these shares were issued and outstanding as of their grant date and all legal requirements for their issuance under Florida law and the Company’s organizational documents were fulfilled and Mr. Albright’s ability to enforce his rights to such grants could not be negated or otherwise impaired. All requirements under ASC 718-10-20 were met, including a mutual understanding of the key terms and conditions of the awards, the company was contingently liable to issue the shares underlying the awards, and all required approvals for the awards to be legally issued and outstanding were obtained as of the grant date. Consequently, the 112,000 shares were deemed appropriately reflected as stock compensation expense as of the year ended December 31, 2015.

Effective as of February 26, 2016, the Company entered into amendments to the employment agreements and certain restricted share award agreements of Messrs. Albright, Patten, and Smith to clarify the Company’s intention that the restricted shares granted thereunder, if they are subject to performance-based vesting conditions, will fully vest upon the executive’s termination of employment without cause or his resignation for good reason (as such terms are defined in his employment agreement), in each case, at any time during the 24-month period following a change in control. There was no impact to the valuation established at the original date of grant pertaining to this modification of the restricted share award agreements of Messrs. Albright, Patten, and Smith.

NOTE 17. INCOME TAXES

The Company’s effective income tax rate was 43.7% and 39.4% for the nine months ended September 30, 2016 and 2015, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. During the first quarter of 2016, 68,000 shares of restricted Company common stock were permanently surrendered which constituted a discrete event in which the total related stock compensation expense charged to earnings under GAAP of approximately $2.3 million, of which approximately $1.6 million was recognized during the first quarter of 2016 and approximately $676,000 was recognized during the year ended December 31, 2015, became permanently non-deductible for tax purposes as the surrendered shares will not vest. Accordingly, no income tax benefit was recorded related to the approximately $2.3 million of stock compensation expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company files a consolidated income tax return in the United States Federal jurisdiction and the States of Arizona, Colorado, California, Florida, Illinois, Georgia, Maryland, North Carolina, Texas, and Washington. The Internal Revenue Service has audited the federal tax returns through the year 2012, with all proposed adjustments settled. The Florida Department of Revenue has audited the Florida tax returns through the year 2014, with all proposed adjustments settled. The Company recognizes all potential accrued interest and penalties to unrecognized tax benefits in income tax expense.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving this property. The proposed road modifications would impact access to the property. The Company does not believe the road modifications provided a basis for Harris Teeter to terminate the Lease. Regardless, in January 2013, the North Carolina Department of Transportation (“NCDOT”) proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte proposed to build and maintain a new access road/point into the property. Construction has begun and is not expected to be completed before the second quarter of 2017.  Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease if this project is built as currently redesigned. Because the redesigned project will not be completed until 2017, the condemnation case has been placed in administrative closure. As a result, the trial and mediation will not likely be scheduled until requested by the parties, most likely in 2017.

Contractual Commitments – Expenditures

In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac Petroleum, Inc. (“RaceTrac”) in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire approximately 23 acre Williamson Crossing site, including the Company’s remaining approximately 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million of which the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500, and can be paid over five years from sales of the remaining land or at the end of the fifth year after the sale to RaceTrac. In 2013 the Company deposited $283,500 of cash in escrow related to the improvements, which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of September 30, 2016 was approximately $286,000, including accrued interest. Accordingly as of September 30, 2016, the remaining maximum commitment is approximately $690,000.

In connection with the acquisition on April 22, 2014 of the property in Katy, Texas leased to Lowe’s, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which are not required to be completed until December 2016. As of September 30, 2016, $100,000 of these tenant improvements had been completed and funded, leaving approximately $551,000 remaining to be funded as of September 30, 2016.

In conjunction with the Company’s sale of approximately 98.69 acres within the Town Center, the Company is obligated to complete certain infrastructure improvements, including, but not limited to, the addition or expansion of roads and underlying utilities, and storm water retention (the “Infrastructure Work”). The Company entered into a construction agreement for approximately $9.1 million, including change orders through September 30, 2016, for the substantial portion of the Infrastructure Work. Approximately $8.6 million of the costs under this agreement have been incurred through September 30, 2016 and therefore, the remaining maximum commitment as of September 30, 2016 under this agreement is approximately $508,000. The anticipated completion for the Infrastructure Work is before the end of November 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In conjunction with the Company’s sale of approximately 18.10 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of September 30, 2016 was approximately $125,000, including accrued interest. Accordingly, the Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s land parcel is approximately $125,000, to be paid from escrow upon completion.

In conjunction with the Company’s sale of approximately 14.98 acres of land to an affiliate of Integra Land Company (“Integra”) in December 2015, the Company agreed to reimburse Integra approximately $276,000 for a portion of the costs for road access and related utility improvements that will benefit the 14.98 acre land parcel sold to Integra as well as the surrounding acreage still owned by the Company. The Company also agreed to reimburse Integra approximately $94,000 for site relocation costs. Accordingly, in December 2015, the Company deposited a combined $370,000 of cash in escrow related to these reimbursements which are classified as restricted cash in the consolidated balance sheets. During the nine months ended September 30, 2016, approximately $350,000 was disbursed from the escrow account. Accordingly, as of September 30, 2016, the Company’s maximum remaining commitment related to these reimbursements is approximately $20,000 to be paid from escrow as costs are incurred.

On April 5, 2016, the Company entered into a 15 year lease with 24 Hour Fitness for the anchor space at The Grove at Winter Park property located in Winter Park, Florida. The lease is for approximately 40,000 square feet, or 36%, of the 112,000 square foot multi-tenant retail center. On July 6, 2016, the Company funded approximately $4.0 million into an escrow account for customary tenant improvements for the build out of the space to be occupied by 24 Hour Fitness, which we estimate will open in the first quarter of 2017. 24 Hour Fitness will draw funding from escrow as construction progresses. As of September 30, 2016, approximately $1.9 million of construction has been funded from the escrow account, leaving a remaining commitment of approximately $2.1 million.

Contractual Commitments – Land Pipeline

As of October 28, 2016, the Company’s pipeline of potential land sales transactions included the following eight definitive purchase and sale agreements with seven different buyers, representing approximately 39% of our land holdings:

			Contract	Price
		No. of	Amount	per Acre	Estimated
	Contract (or Buyer) / Parcel	Acres	($000's)	($000's)	Timing
1	Commercial/Retail	4	$1,175	$294,000	'18
2	Mixed-Use Retail	22	5,574	253,000	'17
3	Mixed-Use Retail (NADG)	82	20,187	248,000	'17 - '18
4	Commercial/Retail	6	1,470	245,000	'17
5	AR Residential (Minto)	1,581	28,651	18,000	'16 - '17
6	AR Residential (Minto)	1,686	31,360	19,000	'18 - '19
7	SF Residential (ICI)	600	9,000	15,000	'16 - '17
8	SF Residential	73	1,050	14,000	'17
	Total	4,054	$98,467	$24,000

As noted above, all of these agreements contemplate closing dates ranging from the fourth quarter of 2016 through fiscal year 2019, and the Company expects some of the transactions to close in 2016, although the buyers are not contractually obligated to close until after 2016. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City of Daytona Beach, and other permitting activities with other applicable governmental authorities. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Minto Communities

One of the definitive sales contracts is with an affiliate of Minto Communities for Minto’s development of Oasis Daytona, a 3,400-unit master planned age-restricted resort-style community on a 1,586-acre parcel (the “Minto Parcel”) of the Company’s land holdings west of Interstate 95 (the “First Minto Contract”). The First Minto Contract was originally executed in May 2014. Minto received zoning and entitlement approvals from the City in April 2016 for the 3,400 residential units and approximately 215,000 square feet of commercial space. On September 27, 2016, the Company sold approximately 4.5 acres (the “Sales Center Site”) included in the Minto Parcel to Minto for a purchase price of approximately $205,000, or approximately $46,000 per acre. Minto has begun construction on the Sales Center Site of the sales center for Oasis Daytona. In addition, during the quarter the Company agreed to a price reduction of $1.0 million for the remaining 1,581 acres under the First Minto Contract to reflect the estimated costs Minto will incur in connection with the wetlands restoration program the Company agreed to in its settlement with governmental environmental agencies regarding the Company’s agricultural activities prior to 2012. The First Minto Contract provides for recourse seller financing (the “Minto Note”), which if Minto elects to utilize will require the Company to monetize the Minto Note within 180 days of closing to effectuate a 1031 exchange transaction for the total amount of the land transaction proceeds. Should Minto elect to utilize the seller financing option, it is reasonably probable that the Company’s monetization of the resulting Minto Note would be at a discount to the face value of the Minto Note. With the Company having resolved certain regulatory matters related to the Company’s prior agricultural activities on the land that includes the property under contract with Minto, and with Minto’s filing of its permit application with the U.S. Army Corps of Engineers (the “ACOE”), the Company expects this transaction to close in late 2016 subject to Minto’s receipt of their permit from the ACOE.

Tomoka Town Center

The NADG First Parcel and Outparcel sales represent the first two of multiple transactions contemplated under the NADG Agreement. The NADG Agreement provides NADG with the ability to acquire the Remaining Option Parcels during the Option Period. The Remaining Option Parcels represent a total of approximately 81.50 acres and total potential proceeds to the Company of approximately $20.2 million, or approximately $248,000 per acre. Pursuant to the NADG Agreement, NADG can close on any or all of the Remaining Option Parcels at any time during the Option Period, should certain conditions be met. The NADG Agreement also establishes a price escalation percentage that would be applied to any of the Remaining Option Parcels that are acquired after January 2017, and an additional price escalation percentage that would be applied to any Remaining Option Parcels acquired in 2018.

Other Matters

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. We believe the issues raised by, and the land which was the subject of, this inquiry are similar to or the same as those which were addressed and resolved by the settlement agreement executed in December 2012 between the Company and the St. Johns River Water Management District (the “District”) and the permit which the District subsequently issued to the Company. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.35 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016 the final proposal from the Company’s third-party environmental engineer was received for a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. The Company funded approximately $905,000 of the total $2.0 million of estimated costs during the nine months ended September 30, 2016. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $1.1 million could change within one year of the date of the consolidated financial statements, which in turn could have

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. The Company anticipates that resolution of this matter will allow the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. The number of mitigation credits that may be required is not currently estimable and as the utilization or purchase of such credits would be incorporated into the basis of the land under contract, no amounts related to mitigation credits have been accrued as of September 30, 2016. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract and, accordingly, no amounts related to such potential future costs have been accrued as of September 30, 2016.

During the fourth quarter of 2015 and the first quarter of 2016, the Company received  communications from a single institutional shareholder, some of which have been filed publicly. In investigating the shareholder’s allegations contained in certain communications and pursuing the strategic alternatives process, the Company has incurred costs of approximately $1.2 million and approximately $219,000, respectively, to date, through September 30, 2016. Approximately $1.3 million was incurred during the nine months ended September 30, 2016, primarily in connection with the investigative work for legal representation, accounting services, additional director and committee meeting fees, or other third party costs. To date, none of the shareholder’s allegations have been found to have any basis or merit; however, such costs could continue to be incurred and, while not reasonably estimable, may represent significant costs for  the Company which would have an adverse impact on the Company’s results of operations and cash flows.

NOTE 19. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, commercial loan investments, real estate operations, and golf operations. Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 70.3% and 68.6% of our identifiable assets as of September 30, 2016 and December 31, 2015, respectively, and 42.6% and 57.8% of our consolidated revenues for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had three commercial loan investments including one fixed-rate and one variable-rate mezzanine loan and a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan. Our real estate operations primarily consist of revenues generated from land transactions and leasing, royalty income, and revenue from the release of surface entry rights from our subsurface interests. Our golf operations consist of a single property located in the City, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation, fitness facility, and pro-shop with retail merchandise. The majority of the revenues generated by our golf operations are derived from members and public customers playing golf, club memberships, and food and beverage operations.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Information about the Company’s operations in the different segments for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:
Income Properties	$6,021,331	$5,034,090	$18,483,654	$13,426,817
Commercial Loan Investments	534,212	546,640	2,050,507	1,816,834
Real Estate Operations	4,643,646	1,748,398	18,979,164	3,976,340
Golf Operations	1,001,368	949,083	3,877,923	3,935,076
Agriculture and Other Income	10,388	19,504	48,070	59,181
Total Revenues	$12,210,945	$8,297,715	$43,439,318	$23,214,248
Operating Income:
Income Properties	$4,590,689	$4,036,330	$14,672,265	$11,105,324
Commercial Loan Investments	534,212	546,640	2,050,507	1,816,834
Real Estate Operations	3,386,463	1,431,785	14,340,299	2,755,151
Golf Operations	(301,552)	(406,386)	(276,761)	(266,237)
Agriculture and Other Income	(42,506)	(31,980)	(105,529)	(90,649)
General and Corporate Expense	7,712,203	(432,949)	(3,675,088)	(6,496,935)
Total Operating Income	$15,879,509	$5,143,440	$27,005,693	$8,823,488
Depreciation and Amortization:
Income Properties	$1,866,162	$1,335,214	$5,571,785	$3,413,024
Golf Operations	64,676	68,712	201,944	194,618
Agriculture and Other	14,622	13,203	44,657	36,978
Total Depreciation and Amortization	$1,945,460	$1,417,129	$5,818,386	$3,644,620
Capital Expenditures:
Income Properties	$49,751,977	$25,596,355	$52,604,951	$35,610,312
Commercial Loan Investments	—	14,500,000	—	15,394,879
Real Estate Operations ($5,744,636 Contributed by Consolidated VIE)	—	11,489,272	—	11,489,272
Golf Operations	4,500	2,045	17,661	108,462
Agriculture and Other	2,465	17,817	18,332	31,223
Total Capital Expenditures	$49,758,942	$51,605,489	$52,640,944	$62,634,148

	As of
	September 30, 2016	December 31, 2015
Identifiable Assets:
Income Properties	$265,252,097	$277,519,902
Commercial Loan Investments	24,027,185	38,487,119
Real Estate Operations	67,255,069	59,787,157
Golf Operations	2,906,098	3,607,259
Agriculture and Other	18,103,021	24,952,207
Total Assets	$377,543,470	$404,353,644

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 20. RECENTLY ISSUED ACCOUNTING POLICIES

In May 2014, the FASB issued ASU 2014-09, which amends its guidance on the recognition and reporting of revenue from contracts with customers. In April 2016, the FASB issued ASU 2016-10, which further amends ASU 2014-09. The amendments in these updates are effective for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its consolidated financial statements. The Company plans to implement ASU 2014-09 effective January 1, 2019.

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

NOTE 21. VARIABLE INTEREST ENTITY

During the year ended December 31, 2015, the Company entered into a real estate venture (the “Beach Venture”) with an unaffiliated third party institutional investor (the “Venture Partner”), whereby the Beach Venture acquired approximately six acres of vacant beachfront property located in Daytona Beach, Florida. The Company acquired its 50% interest in the Beach Venture for approximately $5.7 million and serves as its general partner with day-to-day management responsibilities. The Beach Venture is structured such that the Company earns a base management fee and will receive a preferred interest as well as a promoted interest if certain return hurdles are achieved. The Company’s preferred interest represents the first 9% of the investment return achieved at the disposition of the property. GAAP requires consolidation of a variable interest entity (“VIE”) in which an enterprise has a controlling financial interest and is the primary beneficiary. Upon entering into the Beach Venture described above and as of September 30, 2016, the Company determined it has a controlling financial interest and is the primary beneficiary; therefore, the Beach Venture is a VIE and has been consolidated in the Company’s financial statements.

As of September 30, 2016, the Beach Venture has one asset totaling $11,613,782 consisting of the six acre vacant beachfront property. During the year ended December 31, 2015, the Company contributed 50%, or $5,664,787, to the Beach Venture for the initial property acquisition, with the other 50% contributed by the Venture Partner. The Beach Venture has been accounted for in real estate operations with the inter-company management fees totaling approximately $18,000 during the nine months ended September 30, 2016, eliminated upon consolidation. The Company and the Venture Partner are currently under contract for the Company to purchase the Venture Partner’s interest in the Beach Venture. There can be no assurances regarding the likelihood or timing of the potential purchase of the Venture Partner’s non-controlling interest by the Company or, if it does occur, the final terms including the purchase price.

The Beach Venture has received approval from the City planning board for the development of the site including construction of two structures that are intended to be occupied by two different branded restaurants. The Company expects that the Beach Venture will provide the capital for the development of the restaurants which is estimated to be approximately $6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 22. SUBSEQUENT EVENTS

Under the $10.0 million stock repurchase program, subsequent to September 30, 2016 through October 27, 2016, the Company has repurchased 12,196 shares of its common stock on the open market for a total cost of approximately $613,000, or an average price per share of $50.25, and placed those shares in treasury.

On October 13, 2016, the Company sold approximately 17 acres of land at a sales price of approximately $3.0 million, or approximately $174,000 per acre, resulting in an estimated gain at closing of approximately $2.7 million, or approximately $0.29 per share after tax. The land is located on the west side of Interstate 95 on Tomoka Farms Road just south of the soon to open CarMax dealership. The proceeds from the transaction are expected to be used as part of one or more Section 1031 like-kind exchange transactions.

On October 14, 2016, the Company acquired an approximately 76,000 square foot single-story Class A two-tenant office building in Santa Clara, California (the “Property”) for $30 million. The Property is situated on approximately 5.24 acres and is 100% leased to Centrify Corporation and Adesto Technologies under triple-net leases with remaining terms of approximately 4 years and 7 years, respectively. The Property was built in 1978 and underwent a complete renovation in 2014 totaling approximately $14 million. The current zoning of the 5.24 acre parcel also allows for an additional 100,000 square feet of density. The purchase is expected to be part of a 1031 like-kind exchange.

During October 2016, the Company received cash payments totaling approximately $1.6 million from two of the buyers of the Company’s land sold in the fourth quarter of 2015 to purchase impact fees from the Company with a basis of equal value.

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

OVERVIEW

We are a diversified real estate operating company. We own and manage twenty-nine commercial real estate properties in nine states in the U.S. As of September 30, 2016, we owned twenty-one single-tenant and eight multi-tenant income-producing properties with over 1.5 million square feet of gross leasable space. We also own and manage a land portfolio of approximately 10,500 acres. As of September 30, 2016, we had three commercial loan investments including one fixed-rate and one variable–rate mezzanine loan and a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan. Our golf operations consist of the LPGA International golf club, which is managed by a third party. We also lease property for nineteen billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Income Property Operations. We have pursued a strategy of investing in income-producing properties, when possible by utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes.

During the nine months ended September 30, 2016, the Company acquired seven single-tenant income properties and one multi-tenant income property, for an aggregate purchase price of approximately $49.8 million.

Our current portfolio of twenty-one single-tenant income properties generates approximately $13.1 million of revenues from lease payments on an annualized basis and had an average remaining lease term of 9.7 years as of September 30, 2016. Our current portfolio of eight multi-tenant properties generates approximately $5.7 million of revenue from lease payments on an annualized basis and has a weighted average remaining lease term of 5.4 years as of September 30, 2016. We expect to continue to focus on acquiring additional income-producing properties during fiscal year 2016, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing investments, we have self-developed five of our multi-tenant properties which are located in Daytona Beach, Florida. The first self-developed property, located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida, is an approximately 22,000 square foot, two-story, building, known as the Concierge Office Building, which was 100% leased as of September 30, 2016. The second two properties, known as the Mason Commerce Center, consists of two buildings totaling approximately 31,000 square-feet (15,360 each), which was 100% leased as of September 30, 2016. During the year ended December 31, 2014, construction was completed on two additional properties, known as the Williamson Business Park, which are adjacent to the Mason Commerce Center. Williamson Business Park consists of two buildings totaling approximately 31,000 square-feet (15,360 each). One of the two buildings in the Williamson Business Park was sold on April 22, 2016 for a gain of approximately $822,000. The remaining Williamson Business Park building was approximately 50% leased as of September 30, 2016. Of the eight multi-tenant properties owned as of September 30, 2016, four were self-developed.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. Pursuant to our on-going review, nineteen properties were sold during the nine months ended September 30, 2016, including the portfolio of fourteen single-tenant income properties (the “Portfolio Sale”) which closed on September 16, 2016 and resulted in a net gain of approximately $11.1 million, or $1.20 per share, after tax. The Company intends to use the proceeds from the sale of its income-producing properties to make future investments in income-producing assets, utilizing the tax-deferred like-kind exchange structure, as circumstances permit.

Real Estate Operations. As of September 30, 2016, the Company owned approximately 10,500 acres of land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Presently, the majority of this land is used for agricultural purposes. Approximately 1,200 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 8,300 acres of our land holdings that are located on the west side of Interstate 95 is generally well suited for residential development. In addition, approximately 1,000 acres, located further west of Interstate 95 and a few miles north of Interstate 4 is generally well suited for industrial purposes. Beginning in 2012, we have observed an increase in residential and commercial real estate activity in the area surrounding our land holdings.

During the nine months ended September 30, 2016, the Company sold approximately 11.96 acres of land for approximately $2.4 million for total gains of approximately $1.5 million. In addition, gains totaling approximately $2.9 million and $13.0 million were recognized during the three and nine months ended September 30, 2016, respectively, for the sales within the 235-acre Tomoka Town Center (the “Town Center”) which closed during the fourth quarter of 2015 and first quarter of 2016, for which revenue is being recognized on the percentage-of-completion basis as related infrastructure costs are incurred.

During the nine months ended September 30, 2015, the Company sold approximately 3.9 acres. On June 1, 2015, the Company sold approximately 3.0 acres of land located on the south side of LPGA Boulevard, just east of Clyde Morris Boulevard, at a sales price of $505,000, or approximately $167,000 per acre, for a gain of approximately $476,000. On June 17, 2015, the Company sold approximately 0.9 acres of land located in Highlands County, Florida, at a sales price of $250,000 for a gain of approximately $223,000.

Land Pipeline Update. As of October 28, 2016, the Company’s pipeline of potential land sales transactions included the following eight definitive purchase and sale agreements with seven different buyers, representing approximately 39% of our land holdings:

			Contract	Price
		No. of	Amount	per Acre	Estimated
	Contract (or Buyer) / Parcel	Acres	($000's)	($000's)	Timing
1	Commercial/Retail	4	$1,175	$294,000	'18
2	Mixed-Use Retail	22	5,574	253,000	'17
3	Mixed-Use Retail (NADG)	82	20,187	248,000	'17 - '18
4	Commercial/Retail	6	1,470	245,000	'17
5	AR Residential (Minto)	1,581	28,651	18,000	'16 - '17
6	AR Residential (Minto)	1,686	31,360	19,000	'18 - '19
7	SF Residential (ICI)	600	9,000	15,000	'16 - '17
8	SF Residential	73	1,050	14,000	'17
	Total	4,054	$98,467	$24,000

As noted above, all of these agreements contemplate closing dates ranging from the fourth quarter of 2016 through fiscal year 2019, and the Company expects some of the transactions to close in 2016, although the buyers are not contractually obligated to close until after 2016. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City of Daytona Beach, and other permitting activities with other applicable governmental authorities. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

Minto Communities

One of the definitive sales contracts is with an affiliate of Minto Communities for Minto’s development of Oasis Daytona, a 3,400-unit master planned age-restricted resort-style community on a 1,586-acre parcel (the “Minto Parcel”) of the Company’s land holdings west of Interstate 95 (the “First Minto Contract”). The First Minto Contract was originally executed in May 2014. Minto received zoning and entitlement approvals from the City in April 2016 for the 3,400 residential units and approximately 215,000 square feet of commercial space. On September 27, 2016, the Company sold approximately 4.5 acres (the “Sales Center Site”) included in the Minto Parcel to Minto for a purchase price of approximately $205,000, or approximately $46,000 per acre. Minto has begun construction on the Sales Center Site of the sales center for Oasis Daytona. In addition, during the quarter the Company agreed to a price reduction of $1.0 million for the remaining 1,581 acres under the First Minto Contract to reflect the estimated costs Minto will incur in connection with the wetlands restoration program the Company agreed to in its settlement with governmental environmental agencies regarding the Company’s agricultural activities prior to 2012. The First Minto Contract provides for recourse seller financing (the “Minto Note”), which if Minto elects to utilize will require the Company to monetize the Minto Note within 180 days of closing to effectuate a 1031 exchange transaction for the total amount of the land transaction proceeds. Should Minto elect to utilize the seller financing option, it is reasonably probable that the Company’s monetization of the resulting Minto Note would be at a discount to the face value of the Minto Note. With the Company having resolved certain regulatory matters related to the Company’s prior agricultural activities on the land that includes the property under contract with Minto, and with Minto’s filing of its permit application with the U.S. Army Corps of Engineers (the “ACOE”), the Company expects this transaction to close in late 2016 subject to Minto’s receipt of their permit from the ACOE.

Tomoka Town Center

The NADG First Parcel and Outparcel sales represent the first two of multiple transactions contemplated under the NADG Agreement. The NADG Agreement provides NADG with the ability to acquire the Remaining Option Parcels during the Option Period. The Remaining Option Parcels represent a total of approximately 81.50 acres and total potential proceeds to the Company of approximately $20.2 million, or approximately $248,000 per acre. Pursuant to the NADG Agreement, NADG can close on any or all of the Remaining Option Parcels at any time during the Option Period, should certain conditions be met. The NADG Agreement also establishes a price escalation percentage that would be applied to any of the Remaining Option Parcels that are acquired after January 2017, and an additional price escalation percentage that would be applied to any Remaining Option Parcels acquired in 2018.

Variable Interest Entity. During the year ended December 31, 2015, the Company entered into a real estate venture (the “Beach Venture”) with an unaffiliated third party institutional investor (the “Venture Partner”), whereby the Beach Venture acquired approximately six acres of vacant beachfront property located in Daytona Beach, Florida. The Company acquired its 50% interest in the Beach Venture for approximately $5.7 million and serves as the general partner with day-to-day management responsibilities. The Beach Venture is structured such that the Company earns a base management fee and will receive a preferred interest as well as a promoted interest if certain return hurdles are achieved. The Company’s preferred interest represents the first 9% of the investment return achieved at the disposition of the property. GAAP requires consolidation of a variable interest entity (“VIE”) in which an enterprise has a controlling financial interest and is the primary beneficiary. Upon entering into the Beach Venture described above and as of September 30, 2016, the Company determined it has a controlling financial interest and is the primary beneficiary; therefore, the Beach Venture is a VIE and has been consolidated in the Company’s financial statements.

As of September 30, 2016, the Beach Venture has one asset totaling $11,613,782 consisting of the six acre vacant beachfront property. During the year ended December 31, 2015, the Company contributed 50%, or $5,664,787, to the Beach Venture for the initial property acquisition, with the other 50% contributed by the Venture Partner. The Beach Venture has been accounted for in real estate operations with the inter-company management fees totaling approximately $18,000 during the nine months ended September 30, 2016, eliminated upon consolidation. The Company and the Venture Partner are currently under contract for the Company to purchase the Venture Partner’s interest in the Beach Venture. There can be no assurances regarding the likelihood or timing of the potential purchase of the Venture Partner’s non-controlling interest by the Company or, if it does occur, the final terms including the purchase price.

The Beach Venture has received approval from the City planning board for the development of the site including construction of two structures that are intended to be occupied by two different branded restaurants. The Company expects that the Beach Venture will provide the capital for the development of the restaurants which is estimated to be approximately $6 million.

Real Estate Impairments. During the nine months ended September 30, 2016, impairment charges totaled approximately $1.0 million on our undeveloped land holdings. Two of the eight aforementioned executed purchase and sale agreements, of which one was executed during the quarter ended June 30, 2016 and the other was executed during the quarter ended September 30, 2016, include approximately eight acres of land that have a higher cost basis than the remainder of the Company’s historic land holdings as these acres were repurchased by the Company in previous years from the prior purchasers thereof (the “Repurchased Land”). In connection with those two contracts, the Company recognized impairment charges of approximately $717,000 and $311,000, respectively, in the second quarter of 2016. The total impairment charges represent the anticipated losses on the sales plus estimated closing costs. As of September 30, 2016, the land upon which the impairments were charged is still under contract to be sold.

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

During November 2015, the Company hired Lantana Advisors, a subsidiary of SunTrust, to evaluate the possible sale of its subsurface interests. On April 13, 2016, the Company entered into a purchase and sale agreement with an affiliate of Land Venture Partners, LLC (“LVP”) for the sale of its approximately 500,000 acres of subsurface interests (the “Interests”), including the royalty interests in two operating oil wells in Lee County, Florida and its interests in the oil exploration lease with Kerogen Florida Energy Company LP, for a sales price of approximately $24 million (the “Subsurface Sale”). The Subsurface Sale agreement was subsequently amended to allow for certain portions of the Interests to be excluded from the Subsurface Sale and retained by the Company, with a corresponding reduction in transaction price. The agreement currently contemplates a closing of the Subsurface Sale prior to year-end 2016.

Subsequent to September 30, 2016, LVP provided the Company with a proposal to significantly reduce the Interests covered by the Subsurface Sale. The Company is currently reviewing LVP’s submission and intends to formalize a response in the near term.

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

Lease payments on the respective acreages and drilling penalties received through lease year six are as follows:

	Acreage
Lease Year	(Approximate)	Florida County	Lease Payment (1)	Drilling Penalty (1)
Lease Year 1 - 9/23/2011 - 9/22/2012	136,000	Lee and Hendry	$913,657	$—
Lease Year 2 - 9/23/2012 - 9/22/2013	136,000	Lee and Hendry	922,114	—
Lease Year 3 - 9/23/2013 - 9/22/2014	82,000	Hendry	3,293,000	1,000,000
Lease Year 4 - 9/23/2014 - 9/22/2015	42,000	Hendry	1,866,146	600,000
Lease Year 5 - 9/23/2015 - 9/22/2016	25,000	Hendry	1,218,838	175,000
Lease Year 6 - 9/23/2016 - 9/22/2017	15,000	Hendry	806,683	150,000
Total Payments Received to Date			$9,020,438	$1,925,000

(1)

Cash payment for the Lease Payment and Drilling Penalty is received on or before the first day of the lease year. The Drilling Penalty is recorded as revenue when received, while the Lease Payment is recognized on a straight-line basis over the respective lease term. See separate disclosure of the revenue per year below.

The terms of the lease state the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years seven and eight. The lease is effectively eight one-year terms as the lessee has the option to terminate the lease at the end of each lease year.

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the three months ended September 30, 2016 and 2015, lease income of approximately $297,000 and $456,000, respectively, was recognized. For the nine months ended September 30, 2016 and 2015, lease income of approximately

$904,000 and $1.4 million, respectively, was recognized. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2017 or, if renewed, on similar terms or conditions.

The Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. This operator recently filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Revenues received from oil royalties totaled approximately $16,000 and $11,000, during the three months ended September 30, 2016 and 2015, respectively. Revenues from oil royalties totaled approximately $32,000 and $60,000, during the nine months ended September 30, 2016 and 2015, respectively.

The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee based on a percentage of the surface value. Cash payments for the release of surface entry rights totaled approximately $450,000 and $2,000 during the nine months ended September 30, 2016 and 2015, respectively, which is included in revenue from real estate operations. The May 2016 transaction for approximately $450,000 reflected gross proceeds net of fees, for the release of the Company’s surface entry rights related to approximately 960 acres of surface rights in Hendry County, Florida. The Company utilized the proceeds from this transaction as part of a like-kind exchange transaction.

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

In July 2012, the Company entered into an agreement with the City of Daytona Beach, Florida (the “City”) to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Lease Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, will remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. The Company also agreed to invest $200,000 prior to September 1, 2015 for certain improvements to the facilities. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company will pay additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term, which expires in 2022. As of September 30, 2016, approximately $1.4 million of the rent, previously deferred that will not be due to the City, remained to be amortized through September 2022.

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

On May 26, 2016, the Company’s $14.5 million first mortgage loan secured by the Sheraton Old San Juan Hotel located in San Juan, Puerto Rico was paid off at a discount of approximately $218,000. At payoff, the remaining loan origination fee of approximately $145,000 net of loan costs of approximately $32,000 was accreted into income.

During the nine months ended September 30, 2016, the approximately $9.1 million B-Note secured by property in Sarasota, Florida and the $10.0 million mezzanine loan secured by property in Dallas, Texas were extended by the borrowers, each borrower having exercised one-year extension options thereby extending the maturity dates to June 2017 and September 2017, respectively.

As of September 30, 2016, the Company owned three performing commercial loan investments which have an aggregate outstanding principal balance of approximately $24.0 million. These loans are secured by real estate, or the borrower’s equity interest in real estate, located in Dallas, Texas, Sarasota, Florida, and Atlanta, Georgia and have an average remaining maturity of approximately 1.1 years and a weighted average interest rate of 8.8%.

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

SUMMARY OF OPERATING RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015

Total revenue for the quarter ended September 30, 2016 increased 47% to approximately $12.2 million, as compared to approximately $8.3 million during the same period in 2015. This increase was primarily the result of an increase of approximately $2.9 million from our real estate operations primarily related to approximately $3.7 million in revenue from the percentage-of-completion revenue recognition during the quarter for the Town Center land sales closed in the fourth quarter of 2015 and first quarter of 2016 noted previously, which was an increase of approximately $2.9 million versus the land sales revenue recognized in the same period in 2015. The remaining increase in total revenue is primarily due to an increase of approximately $987,000, or 20%, in revenue generated by our income properties, reflecting our increased portfolio of properties including approximately $1.0 million of incremental rent revenue due to the addition of the 245 Riverside Avenue property, acquired in July 2015, and the Wells Fargo property, acquired in November 2015, offset by a reduction of approximately $634,000 in single-tenant rent revenue due to the timing of recent dispositions occurring prior to replacement properties being acquired. Revenue from our income properties during the quarter ended September 30, 2016 also includes approximately $559,000 in revenue from the accretion of the below-market lease intangible, which is primarily attributable to the Wells Fargo property.

Net income for the quarter ended September 30, 2016 was approximately $8.2 million, compared to approximately $2.1 million in the same period in 2015. Net income per share for the quarter ended September 30, 2016 was $1.44 per share, as compared to $0.36 per share during the same period in 2015, an increase of $1.08 per share, or 300%. Our results in the third quarter of 2016 benefited from approximately $2.9 million in gains from the aforementioned percentage-of-completion revenue recognition on the Town Center land sales. Our third quarter 2016 results also benefited from an increase of approximately $987,000 in revenue from our income property portfolio as well as an increase of approximately $7.7 million related to the gains on the sales of income properties, of which the third quarter of 2016 gain includes $11.4 million related to the fourteen property Portfolio Sale. These increases were offset by increases in the direct costs of revenues of approximately $1.3 million, or 49%, increased depreciation and amortization of approximately $528,000, or 37%, and increased interest expense of approximately $562,000, or 30%. Included in the net increase in direct cost of revenues of approximately $1.3 million was approximately $941,000 of direct costs of real estate operations primarily related to the recognition of cost basis for the aforementioned percentage-of-completion revenue recognition on the Town Center land sales and approximately $433,000 of increased direct costs of revenues for our income properties, which was primarily comprised of approximately $318,000 in increased operating expenses related to our acquisitions of the 245 Riverside Avenue property and the Wells Fargo property. In addition, our net income was impacted by increased interest expense of approximately $562,000, or 30%, which included the write off of approximately $367,000 of unamortized loan costs on the $23.1 million mortgage loan assumed by the buyer of the Portfolio Sale.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $6.0 million and $4.6 million, respectively, during the quarter ended September 30, 2016, compared to total revenue and operating income of approximately $5.0 million and $4.0 million, respectively, for the quarter ended September 30, 2015. The direct costs of revenues for our income property operations totaled approximately $1.4 million and $998,000 for the quarters ended September 30, 2016 and 2015, respectively. The approximately $987,000 increase, or 20%, in revenues during the quarter ended September 30, 2016 reflects our expanded portfolio of income properties including increases of approximately $1.0 million due to our addition of the 245 Riverside Avenue property and the Wells Fargo property, partially offset by a reduction of approximately $634,000 in single-tenant rent revenue due to our recent income property dispositions. Revenue from our income properties during the quarter ended September 30, 2016 also includes approximately $559,000 in revenue from the accretion of the below-market lease intangible, which is primarily attributable to the Wells Fargo property. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $433,000 in our direct costs of revenues which was primarily comprised of approximately $318,000 in increased operating expenses related to our recent acquisitions of the 245 Riverside Avenue property and the Wells Fargo property.

REAL ESTATE OPERATIONS

During the quarter ended September 30, 2016, operating income from real estate operations was approximately $3.4 million on revenues totaling approximately $4.6 million. During the quarter ended September 30, 2015, operating income was approximately $1.4 million on revenues totaling approximately $1.7 million. The increase in revenue of approximately $2.9 million and operating income of approximately $2.0 million is primarily attributable to the revenue totaling approximately $3.7 million recognized for the sales within the Town Center which closed during the fourth quarter of 2015 and the first quarter of 2016, for which revenue is being recognized on the percentage-of-completion basis as related infrastructure costs are incurred, offset by approximately $1.0 million in revenue generated during the third quarter of 2015 through incentive payments received from the County of Volusia, Florida in connection with the 76 acre land sale transaction that closed during the third quarter of 2014. These increases were partially offset by the decrease in revenue generated from the eight-year oil exploration lease which totaled approximately $297,000 and $456,000 during the quarters ended September 30, 2016 and 2015, respectively, a decrease of approximately $159,000. The increase in direct costs of real estate operations are primarily a result of the cost basis related to the sales within the Town Center which closed during the fourth quarter of 2015 and first quarter of 2016 which, in the aggregate, totaled approximately $792,000 during the third quarter of 2016.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $1.0 million and $949,000 for the quarters ended September 30, 2016 and 2015, respectively. The total direct cost of golf operations revenues totaled approximately $1.3 million and $1.4 million for the quarters ended September 30, 2016 and 2015, respectively. The Company’s golf operations had net operating losses of approximately $302,000 and $406,000 during the quarters ended September 30, 2016 and 2015, respectively, an increase in operating results of approximately $105,000. The primary reason for the improvement in operating results was increased membership revenue of approximately $34,000, decreased expense for operating supplies, and a decrease in the management fee during the third quarter of 2016 reflecting the revised management fee pursuant to the amendment of the management agreement with ClubCorp effective May 1, 2016 which amongst other things reset the incentive fee targets.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $534,000 during the quarter ended September 30, 2016 compared to approximately $547,000 in the same period in 2015. The interest income in the quarter ended September 30, 2016 reflected the interest earned from our portfolio of three remaining commercial loan investments. The interest income in the quarter ended September 30, 2015 reflected interest earned from our portfolio of three remaining commercial loan investments of approximately $520,000 as well as approximately $27,000 of revenue from the San Juan loan that was paid off during the second quarter of 2016.

AGRICULTURE AND OTHER INCOME

For the quarters ended September 30, 2016 and 2015, revenues from agriculture and other income, primarily our agriculture operations, totaled approximately $10,000 and $20,000, respectively. For the quarters ended September 30, 2016 and 2015, the direct cost of revenues totaled approximately $53,000 and $51,000, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled approximately $1.8 million and $2.8 million for the quarters ended September 30, 2016 and 2015, respectively, a decrease of approximately $957,000. Non-cash stock compensation expense decreased by approximately $327,000 due to the full recognition of certain prior year grants of market-condition restricted stock and option awards. Expense related to environmental matters also decreased by approximately $484,000 primarily related to a $500,000 reserve recognized in the third quarter of 2015 in connection with the estimated costs for monitoring a parcel of less than one acre of land owned by the Company in Highlands County, Florida on which environmental remediation work was previously performed.

GAINS ON DISPOSITION OF ASSETS AND IMPAIRMENT CHARGES

Fifteen income properties were disposed of during the quarter ended September 30, 2016, of which fourteen were part of the Portfolio Sale which generated a gain totaling approximately $11.4 million. The other sale during the quarter ended September 30, 2016 was for a loss of approximately $922,000 of which approximately $942,000 was recognized as an impairment charge during the second quarter of 2016.

There were no impairment charges during the quarters ended September 30, 2016 or 2015.

INTEREST EXPENSE

Interest expense totaled approximately $2.5 million and $1.9 million for the quarters ended September 30, 2016 and 2015, respectively. The increased interest expense of approximately $562,000 during the quarter ended September 30, 2016, as compared to the same quarter in 2015, primarily reflects the write off of approximately $367,000 of unamortized loan costs on the $23.1 million mortgage loan assumed by the buyer of the Portfolio Sale as well as approximately $203,000 in interest on the $25.0 million mortgage note payable secured by the Wells Fargo property in Raleigh issued in April 2016.

SUMMARY OF OPERATING RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO SEPTEMBER 30, 2015

Total revenue for the nine months ended September 30, 2016 increased 87% to approximately $43.4 million, as compared to approximately $23.2 million during the same period in 2015. This increase was primarily the result of an increase of approximately $15.0 million from our real estate operations primarily related to approximately $16.5 million in revenue from the percentage-of-completion revenue recognition during the nine months ended September 30, 2016 on the Town Center land sales which was an increase of approximately $15.1 million versus the land sales revenue recognized in the same period in 2015, and approximately $450,000 in revenue from the surface release transaction during the nine months ended September 30, 2016. The remaining increase in total revenue is primarily due to an increase of approximately $5.1 million, or 38%, in revenue generated by our income properties, reflecting our increased portfolio of properties including approximately $4.5 million of incremental rent revenue due to the addition of the 245 Riverside Avenue property and the Wells Fargo property, offset by a reduction of approximately $1.3 million in single-tenant rent revenue due to recent dispositions occurring prior to replacement properties being acquired. Revenue from our income properties during the nine months ended September 30, 2016 also includes approximately $1.7 million in revenue from the accretion of the below-market lease intangible, which is primarily attributable to the Wells Fargo property.

Net income for the nine months ended September 30, 2016 was approximately $11.2 million, compared to approximately $2.7 million in the same period in 2015. Net income per share for the nine months ended September 30, 2016 was $1.96 per share, as compared to $0.46 per share during the same period in 2015, an increase of $1.50 per share, or 326%. Our results in the nine months ended September 30, 2016 benefited from approximately $13.0 million in gains from the aforementioned percentage-of-completion revenue recognition. The nine months ended September 30, 2016 also benefited from an increase of approximately $5.1 million in revenue from our income property portfolio as well as an increase of approximately $9.1 million related to the gains of which the third quarter of 2016 gain includes $11.4 million related to the fourteen property Portfolio Sale. These increases were offset by increases in the direct costs of revenues of approximately $4.9 million, or 62%, increased general and administrative expenses of approximately $2.4 million, or 39%, increased impairment charges of approximately $1.7 million, or 328%, increased depreciation and amortization of approximately $2.2 million, or 60%, and increased interest expense of approximately $1.9 million, or 38%. Included in the net increase in direct cost of revenues of approximately $4.9 million was approximately $3.5 million of direct costs of real estate operations primarily related to the recognition of cost basis for the aforementioned percentage-of-completion revenue recognition on land transactions and approximately $1.5 million of increased direct costs of revenues for our income properties, which was primarily comprised of approximately $1.4 million in increased operating expenses related to our acquisitions of the 245 Riverside Avenue property and the Wells Fargo property. In addition, our net income was impacted by increased depreciation and amortization expense of approximately $2.2 million, or 60%, reflecting our increased income property portfolio. The increase in general and administrative expenses of approximately $2.4 million is primarily due to an increase in non-cash stock compensation expense of approximately $1.5 million, of which approximately $1.6 million is related to the acceleration of non-cash stock compensation expense in connection with the cancellation of certain grants in the first quarter of 2016, and increased legal costs related to certain shareholder matters and the pursuit of the strategic alternatives process totaling approximately $1.3 million. The impairment charges totaling approximately $2.2 million during the nine months ended September 30, 2016 included a charge of approximately $210,000 which was recognized on an income property in Sebring, Florida leased to a subsidiary of CVS which was sold in April 2016 and the impairment charges related to the sale of a vacant income property and the Repurchased Land totaling approximately $2.0 million. The impairment charges totaling approximately $510,000 during the nine months ended September 30, 2015 were recognized as a result of two non-core income properties that were sold in April 2015. The increased interest expense of approximately $1.9 million reflects the write off of approximately $367,000 of unamortized loan costs on the $23.1 million mortgage loan assumed by the buyer of the Portfolio Sale as well as additional interest on the $25.0 million mortgage loan secured by our Wells Fargo property and our Convertible Notes, for which only a partial quarter of interest expense was incurred in the first quarter of 2015.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $18.5 million and $14.7 million, respectively, during the nine months ended September 30, 2016, compared to total revenue and operating income of approximately $13.4 million and $11.1 million, respectively, during the nine months ended September  30, 2015. The direct costs of revenues for our income property operations totaled approximately $3.8 million and $2.3 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in revenues of approximately $5.1 million, or 38%, during the nine  months ended September  30, 2016 reflects our expanded portfolio of income properties including an increase of approximately $4.5 million from our 245 Riverside and Wells Fargo acquisitions, partially offset by a reduction of approximately $1.3 million in single-tenant rent revenue due to our recent income property dispositions. Revenue from our income properties during the nine months ended September 30, 2016 also includes approximately $1.7 million in revenue from the accretion of the below-market lease intangible, which is primarily attributable to the Wells Fargo property. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $1.5 million in our direct costs of revenues which was primarily comprised of approximately $1.4 million in increased operating expenses related to our recent investments including the 245 Riverside Avenue property and the Wells Fargo property.

REAL ESTATE OPERATIONS

During the nine months ended September 30, 2016, operating income from real estate operations was approximately $14.3 million on revenues totaling approximately $19.0 million. During the nine months ended September 30, 2015, operating income was approximately $2.8 million on revenues totaling approximately $4.0 million. The increase in revenue of approximately $15.0 million and operating income of approximately $11.6 million is primarily attributable to the revenue totaling approximately $16.5 million recognized for the sales within the Town Center which closed during the fourth quarter of 2015 and the first quarter of 2016, for which revenue is being recognized on the percentage-of-completion basis as related infrastructure costs are incurred, offset by approximately $755,000 in revenue from two land sales that closed during the nine months ended September  30, 2015 and approximately $1.0 million in revenue generated during the third quarter of 2015 through incentive payments received from the County of Volusia, Florida in connection with the 76 acre land sale transaction that closed during the third quarter of 2014. Additionally, during the nine months ended September 30, 2016 a surface entry release on approximately 960 acres generated approximately $450,000 in revenue. These increases were partially offset by the decrease in revenue generated from the eight-year oil exploration lease which totaled approximately $904,000 and $1.4 million during the nine months ended September 30, 2016 and 2015, respectively, a decrease of approximately $478,000. The increase in direct costs of real estate operations are a result of the cost basis related to the sales within the Town Center which closed during the fourth quarter of 2015 and first quarter of 2016 which, in the aggregate, totaled approximately $3.5 million.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $3.9 million for the nine months ended September 30, 2016 and 2015. The total direct cost of golf operations revenues totaled approximately $4.2 million for the nine months ended September 30, 2016 and 2015. The Company’s golf operations had net operating losses of approximately $277,000 and $266,000 during the nine months ended September 30, 2016 and 2015, respectively, a decrease in operating results of approximately $11,000, or 4%. Although the nine months ended September 30, 2016 included approximately $71,000 of increased membership revenue, golf revenue declined by approximately $155,000. The overall decrease in revenues for golf revenue was partially offset by cost savings from in certain operating costs as well as a decrease in the management fee during the third quarter of 2016 reflecting the revised management fee pursuant to the amendment of the management agreement with ClubCorp effective May 1, 2016 which amongst other things reset the incentive fee targets.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $2.1 million during the nine months ended September 30, 2016 compared to approximately $1.8 million in the same period in 2015. The interest income in the nine months ended September 30, 2016 reflected the interest earned from our portfolio of three remaining commercial loan investments of approximately $1.6 million as well as approximately $466,000 from the loan secured by property in San Juan, Puerto Rico that was repaid during the second quarter of 2016. The interest income during the nine months ended September 30, 2015 reflected interest earned from our portfolio of three remaining commercial loan investments of approximately $1.5 million as well as approximately $259,000 of revenue from two loans that were paid off during the second quarter of 2015 and approximately $27,000 of revenue from the San Juan loan that was paid off during the second quarter of 2016.

AGRICULTURE AND OTHER INCOME

For the nine months ended September 30, 2016 and 2015, revenues from agriculture and other income, primarily our agriculture operations, totaled approximately $48,000 and $59,000, respectively. For the nine months ended September 30, 2016 and 2015, the direct cost of revenues totaled approximately $154,000 and $150,000, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled approximately $8.5 million and $6.1 million for the nine months ended September 30, 2016 and 2015, respectively. The increase of approximately $2.4 million, or 39%, includes an increase in our non-cash stock compensation expense of approximately $1.5 million primarily due to the approximately $1.6 million of expense which was recognized during the first quarter of 2016 to accelerate the remaining expense of the total grant date fair value of the 68,000 shares of restricted Company common stock that were permanently surrendered in February 2016. See Note 16, “Stock-Based Compensation.” Additional increases were attributable to an increase in legal and related costs which was primarily comprised of approximately $1.3 million incurred in connection with investigating and responding to claims made by one of the Company’s shareholders and pursuing the strategic alternatives process. See Note 18, “Commitments and Contingencies.”

GAINS ON DISPOSITION OF ASSETS AND IMPAIRMENT CHARGES

Nineteen income properties were disposed of during the nine months ended September 30, 2016, of which seventeen of the sales generated gains totaling approximately $12.8 million, which includes the $11.4 million gain related to the fourteen property Portfolio Sale. The two other sales during the nine months ended September 30, 2016 was for an aggregate loss of approximately $1.2 million which was recognized as an impairment charge during the nine months ended September 30, 2016. Also during the nine months ended September 30, 2016, impairment charges totaled approximately $2.2 million, an increase of approximately $1.7 million from the same period of 2015. The impairment charges totaling approximately $2.2 million during the nine months ended September 30, 2016 included a charge of approximately $210,000 which was recognized on an income property in Sebring, Florida leased to a subsidiary of CVS which was sold in April 2016 and the impairment charges related to the sale of a vacant income property and the Repurchased Land totaling approximately $2.0 million. The impairment charges totaling approximately $510,000 during the nine months ended September 30, 2015 were recognized as a result of two non-core income properties that were sold in April 2015.

INTEREST EXPENSE

Interest expense totaled approximately $6.7 million and $4.8 million for the nine months ended September 30, 2016 and 2015, respectively. The approximately $1.9 million of increased interest expense during the nine months ended September 30, 2016, as compared to the same period in 2015, reflects the write off of approximately $367,000 of unamortized loan costs on the $23.1 million mortgage loan assumed by the buyer of the Portfolio Sale as well as approximately $377,000 in interest on the $25.0 million mortgage loan secured by our Wells Fargo property. Additionally there was an increase of approximately $656,000 in interest on our Convertible Notes, for which only a partial quarter of interest expense was incurred in the first quarter of 2015. Also, included in interest expense in the consolidated financial statements is the amortization of loan costs incurred in connection with the Company’s long-term debt and the amortization of the discount on the Convertible Notes.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled approximately $9.0 million at September 30, 2016, excluding restricted cash. Restricted cash totaled approximately $6.6 million at September 30, 2016 of which approximately $3.1 million of cash is being held in escrow, to be reinvested through the like-kind exchange structure into one or more other income properties. Approximately $393,000 is being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013; approximately $432,000 is being held in three separate escrow accounts related to three separate land transactions of which one closed in December 2013 and two closed in December 2015; approximately $28,000 is being held by the consolidated variable interest entity in which the Company is the primary beneficiary; approximately $2.1 million is being held in escrow for funding of customary tenant improvements pursuant to a lease with 24 Hour Fitness at The Grove at Winter Park property located in Winter Park, Florida; and approximately $647,000 is being held in a reserve primarily for certain required tenant improvements for the Lowe’s in Katy, Texas. Cash and cash equivalents totaled approximately $4.1 million at December 31, 2015, excluding restricted cash.

Our total cash balance at September 30, 2016 reflects cash flows used in our operating activities totaling approximately $4.2 million during the nine months then ended, compared to the prior year’s cash flows provided by operating activities totaling approximately $4.9 million operations in the same period. Included in the $4.2 million used in our operating activities during the nine months ended September 30, 2016 is the decrease in deferred revenue of approximately $11.7 million which reflects the impact of revenue recognized on the percentage-of-completion basis in 2016 for land sales for which the receipt of cash occurred in the fourth quarter of 2015 when the applicable land sales closed. In addition, the cash used in our operating activities in 2016 was impacted by the gains recognized on the disposition of income property assets of approximately $12.8 million removing the gain recognized on these transactions within operating activities and reflecting the transactions in cash flows from our investing activities. The aforementioned items that reduced our cash from operating activities for the nine months ended September 30, 2016, and the other reductions noted in the consolidated statement of cash flows, were offset primarily by adjustments for depreciation and amortization totaling approximately $5.8 million, deferred taxes related to our 1031 exchange transactions totaling approximately $8.6 million, approximately $2.9 million related to non-cash stock compensation charges, and approximately $2.2 million pertaining to impairment charges.

Our cash flows provided by investing activities totaled approximately $24.6 million for the nine months ended September 30, 2016, reflecting approximately $49.3 million in proceeds from the disposition of nineteen income properties, approximately $14.3 million received from the repayment of the commercial loan investment secured by real estate in San Juan, Puerto Rico, and proceeds of approximately $6.3 million received from the sales of investment securities, offset by an investment of approximately $49.9 million to acquire seven single-tenant income properties and one multi-tenant income property and approximately $2.7 million in tenant improvements. In addition, restricted cash decreased by approximately $7.4 million due to the timing of the completion of certain 1031 transactions.

Our cash flows used in financing activities totaled approximately $15.4 million for the nine months ended September 30, 2016, primarily related to approximately $34.3 million in net pay downs on our revolving credit facility and stock repurchases during the nine months ended September 30, 2016 which totaled approximately $5.5 million, offset by the approximately $25.0 million in proceeds received from the mortgage loan secured by the Wells Fargo property.

Our long-term debt balance, at face value, totaled approximately $141.3 million at September 30, 2016, representing a decrease of approximately $32.4 million from the face value balance of approximately $173.7 million at December 31, 2015. The decrease was due to the approximately $34.3 million in net pay downs on our revolving credit facility and the assumption of the approximately $23.1 million loan secured by the fourteen property Portfolio Sale, offset by approximately $25.0 million in proceeds received from the mortgage loan secured by the Wells Fargo property.

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

At September 30, 2016, the current commitment level under the Credit Facility was $75.0 million. The available borrowing capacity under the Credit Facility was approximately $58.8 million, based on the level of borrowing base assets. As of September 30, 2016, the Credit Facility had a $4.0 million balance.

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

The Company was in compliance with all of its debt covenants as of December 31, 2015 and September 30, 2016.

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

Convertible Debt. On March 11, 2015, the Company issued $75.0 million aggregate principal amount of 4.50% Convertible Senior Notes due 2020 (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015. The Convertible Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. On July 20, 2016 the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend. As a result, effective August 5, 2016, the adjusted conversion rate is 14.5195 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.87 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Convertible Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Convertible Notes, or specified corporate events. The Company may not redeem the Convertible Notes prior to the stated maturity date and no sinking fund is provided for the Convertible Notes. The Convertible Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Convertible Notes in cash upon conversion with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Convertible Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Convertible Notes. As of September 30, 2016, the unamortized debt discount of our Convertible Notes was approximately $4.4 million.

Net proceeds from issuance of the Convertible Notes was approximately $72.4 million (net of the cash discount paid of approximately $2.6 million) of which approximately $47.5 million was used to repay the outstanding balance of our Credit Facility as of March 11, 2015. We utilized the remaining amount for investments in income-producing properties or investments in commercial loans secured by commercial real estate.

Section 1031 Like-Kind Exchange. Our sources of liquidity include the release of restricted cash from Section 1031 like-kind exchange transactions upon completion of the exchange. As of September 30, 2016, approximately $3.1 million of cash is being held in escrow, to be reinvested through the like-kind exchange structure into one or more additional income properties. This restricted cash will become unrestricted upon the completion of the Section 1031 like-kind exchange related to the future acquisition of income-producing properties.

Acquisitions and Investments. During the nine months ended September 30, 2016, the Company acquired seven single-tenant income properties and one multi-tenant income property, for an aggregate purchase price of approximately $49.8 million. During the remainder of 2016, we are targeting investments totaling between approximately $20.2 million and $35.2 million in income-producing properties. If certain land sale transactions were to close in 2016, our targeted investment amount for the remainder of 2016 would likely increase substantially. We expect to fund these acquisitions utilizing our cash on hand; the available capacity under the credit facility; cash from operations; proceeds from land sales transactions; the dispositions of income properties and potentially the sale of our subsurface interests, each of which we expect will qualify under the like-kind exchange deferred-tax structure; and may include additional funding sources such as the sale of impact fees and mitigation credits. Subsequent to September 30, 2016, the Company is under contract to acquire certain income-producing properties; however, there can be no assurances regarding the likelihood or timing of any one of these potential acquisition transactions being completed or the final terms thereof.

Dispositions. Nineteen income properties were disposed of during the nine months ended September 30, 2016. The aggregate sales price on these sales totaled approximately $74.3 million.

Capital Expenditures. In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac Petroleum, Inc. (“RaceTrac”) in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire approximately 23 acre Williamson Crossing site, including the Company’s remaining approximately 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million of which the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500, and can be paid over five years from sales of the remaining land or at the end of the fifth year after the sale to RaceTrac. In 2013 the Company deposited $283,500 of cash in escrow related to the improvements, which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of September 30, 2016 was approximately $286,000, including accrued interest. Accordingly as of September 30, 2016, the remaining maximum commitment is approximately $690,000.

In connection with the acquisition on April 22, 2014 of the property in Katy, Texas leased to Lowe’s, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which are not required to be completed until December 2016. As of September 30, 2016, $100,000 of these tenant improvements had been completed and funded, leaving approximately $551,000 remaining to be funded as of September 30, 2016.

In conjunction with the Company’s sale of approximately 98.69 acres within the Town Center, the Company is obligated to complete certain infrastructure improvements, including, but not limited to, the addition or expansion of roads and underlying utilities, and storm water retention (the “Infrastructure Work”). The Company entered into a construction agreement for approximately $9.1 million, including change orders through September 30, 2016, for the substantial portion of the Infrastructure Work. Approximately $8.6 million of the costs under this agreement have been incurred through September 30, 2016 and therefore, the remaining maximum commitment as of September 30, 2016 under this agreement is approximately $508,000. The anticipated completion for the Infrastructure Work is before the end of November 2016.

In conjunction with the Company’s sale of approximately 18.10 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of September 30, 2016 was approximately $125,000, including accrued interest. Accordingly, the Company’s maximum commitment related to the construction work benefitting outparcels adjacent to Sam’s is approximately $125,000, to be paid from escrow upon completion.

In conjunction with the Company’s sale of approximately 14.98 acres of land to an affiliate of Integra Land Company (“Integra”) in December 2015, the Company agreed to reimburse Integra approximately $276,000 for a portion of the costs for road access and related utility improvements that will benefit the 14.98 acre land parcel sold to Integra as well as the surrounding acreage still owned by the Company. The Company also agreed to reimburse Integra approximately $94,000 for site relocation costs. Accordingly, in December 2015, the Company deposited a combined $370,000 of cash in escrow related to these reimbursements which are classified as restricted cash in the consolidated balance sheets. During the nine months ended September 30, 2016, approximately $350,000 was disbursed from the escrow account. Accordingly, as of September 30, 2016, the Company’s maximum remaining commitment related to these reimbursements is approximately $20,000 to be paid from escrow as costs are incurred.

On April 5, 2016, the Company entered into a 15 year lease with 24 Hour Fitness for the anchor space at The Grove at Winter Park property located in Winter Park, Florida. The lease is for approximately 40,000 square feet, or 36%, of the 112,000 square foot multi-tenant retail center. On July 6, 2016, the Company funded approximately $4.0 million into an escrow account for customary tenant improvements for the build out of the space to be occupied by 24 Hour Fitness, which we estimate will open in the first quarter of 2017. 24 Hour Fitness will draw funding from escrow as construction progresses. As of September 30, 2016, approximately $1.9 million of construction has been funded from the escrow account, leaving a remaining commitment of approximately $2.1 million.

The Company currently leases space for its corporate offices subject to a lease that expires on September 30, 2017. The Company does not intend to renew the existing lease and plans to build-out the remaining approximately 7,700 square feet at the Company’s Williamson Business Park property to relocate its corporate offices. The Company currently estimates the build-out of the space at Williamson Business Park could total approximately $600,000. We expect the build-out to commence in the second quarter of 2017.

As of September 30, 2016, we have no other contractual requirements to make capital expenditures.

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. We believe the issues raised by, and the land which was the subject of, this inquiry are similar to or the same as those which were addressed and resolved by the settlement agreement executed in December 2012 between the Company and the St. Johns River Water Management District (the “District”) and the permit which the District subsequently issued to the Company. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.35 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016 the final proposal from the Company’s third-party environmental engineer was received for a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. The Company funded approximately $905,000 of the total $2.0 million of estimated costs during the nine months ended September 30, 2016. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $1.1 million could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. The Company anticipates that resolution of this matter will allow the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. The number of mitigation credits that may be required is not currently estimable and as the utilization or purchase of such credits would be incorporated into the basis of the land under contract, no amounts related to mitigation credits have been accrued as of September 30, 2016. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract and, accordingly, no amounts related to such potential future costs have been accrued as of September 30, 2016.

During the fourth quarter of 2015 and the first quarter of 2016, the Company received communications from a single institutional shareholder, some of which have been filed publicly. In investigating the shareholder’s allegations contained in certain communications and pursuing the strategic alternatives process, the Company has incurred costs of approximately $1.2 million and approximately $219,000, respectively, to date, through September 30, 2016. Approximately $1.3 million was incurred during the nine months ended September 30, 2016, primarily in connection with the investigative work for legal representation, accounting services, additional director and committee meeting fees, or other third party costs. To date, none of the shareholder’s allegations have been found to have any basis or merit; however, such costs could continue to be incurred and, while not reasonably estimable, may represent significant costs for the Company which would have an adverse impact on the Company’s results of operations and cash flows.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with our cash on hand, cash flow from our operations, cash from the completion of 1031 like-kind exchanges, and the available borrowing capacity of approximately $58.8 million under the Credit Facility, based on the level of borrowing base assets, as of September 30, 2016.

During November 2015, the Company hired Lantana Advisors, a subsidiary of SunTrust, to evaluate the possible sale of its subsurface interests. On April 13, 2016, the Company entered into a purchase and sale agreement with an affiliate of Land Venture Partners, LLC (“LVP”) for the sale of its approximately 500,000 acres of subsurface interests (the “Interests”), including the royalty interests in two operating oil wells in Lee County, Florida and its interests in the oil exploration lease with Kerogen Florida Energy Company LP, for a sales price of approximately $24 million (the “Subsurface Sale”). The Subsurface Sale agreement was subsequently amended to allow for certain portions of the Interests to be excluded from the Subsurface Sale and retained by the Company, with a corresponding reduction in transaction price. The agreement currently contemplates a closing of the Subsurface Sale prior to year-end 2016.

Subsequent to September 30, 2016, LVP provided the Company with a proposal to significantly reduce the Interests covered by the Subsurface Sale. The Company is currently reviewing LVP’s submission and intends to formalize a response in the near term.

In the fourth quarter of 2015, the Company announced a new $10 million stock repurchase program. Under the new $10 million repurchase program, during the nine months ended September 30, 2016, the Company repurchased 113,429 shares of its common stock on the open market for a total cost of approximately $5.5 million, or an average price per share of $48.35, and placed those shares in treasury. In July 2016, the Company announced its intent to complete, by the end of 2016, the remaining $10 million stock repurchase program, depending upon market conditions.

Our Board of Directors and management consistently review the allocation of capital with the goal of providing the best long-term return for our shareholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing stock, and retaining funds for reinvestment.

On July 20, 2016, the Company announced the conclusion to the evaluation of strategic alternatives for the Company to enhance shareholder value (the “Strategic Review”), which included the consideration of a wide range of potential alternatives, including sale of the Company, the sale of all or a portion of certain of the Company’s asset portfolios, and other actions including the continued execution of the Company’s business plan. While the comprehensive Strategic Review process has concluded, the Company and its Board of Directors intend to continue discussions with some interested parties who have indicated interest in certain of the Company’s assets. However, there is no set time line or formal process to these continued discussions and there can be no assurances that our efforts will lead to a transaction or the timing or terms thereof. The Board of Directors remains committed to maximizing long-term value for all of its shareholders.

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2015. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the nine months ended September 30, 2016, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our credit facility, as this facility carries a variable rate of interest. Our borrowings on our $75.0 million revolving credit facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 135 basis points and 225 basis points based on our level of borrowing as a percentage of our total asset value. As of September 30, 2016 the outstanding balance on our credit facility was $4.0 million. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by approximately $40,000. The $25.0 million mortgage loan which closed on April 15, 2016, bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. By virtue of fixing the variable rate, our exposure to changes in interest rates is minimal but for the impact on Other Comprehensive Income. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of September 30, 2016, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving this property. The proposed road modifications would impact access to the property. The Company does not believe the road modifications provided a basis for Harris Teeter to terminate the Lease. Regardless, in January 2013, the North Carolina Department of Transportation (“NCDOT”) proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte proposed to build and maintain a new access road/point into the property. Construction has begun and is not expected to be completed before the second quarter of 2017.  Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease if this project is built as currently redesigned. Because the redesigned project will not be completed until 2017, the condemnation case has been placed in administrative closure. As a result, the trial and mediation will not likely be scheduled until requested by the parties, most likely in 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the nine months ended September 30, 2016, which were not previously reported.

The following share repurchases were made during the three months ended September 30, 2016:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	Total Number		a Part of Publicly	May Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
	Purchased	Paid per Share	or Programs	Programs
7/1/2016 - 7/31/2016	10,093	$48.65	10,093	$6,539,389
8/1/2016 - 8/31/2016	32,399	49.04	32,399	4,950,510
9/1/2016 - 9/30/2016	8,186	49.58	8,186	4,544,645
Total	50,678	$49.05	50,678	$4,544,645

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

Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification filed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

October 28, 2016	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

October 28, 2016	By:	/s/ Mark E. Patten
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)