Form 10-K
period 2016-12-31
CONSOLIDATED TOMOKA LAND CO
filed 2017-02-24
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant at June 30, 2016, was approximately $263,176,258.

The number of shares of the registrant’s Common Stock outstanding on February 15, 2017 was 5,718,489.

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2016, are incorporated by reference in Part III of this report.

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

ITEM 1.              BUSINESS

We are a diversified real estate operating company. We own and manage thirty-one commercial real estate properties in ten states in the U.S. As of December 31, 2016, we owned twenty-one single-tenant and ten multi-tenant income-producing properties with approximately 1,700,000 square feet of gross leasable space. We also own and manage a land portfolio of approximately 9,800 acres. As of February 10, 2017, subsequent to the Minto Sale (hereinafter defined), the Company’s land holdings totaled approximately 8,200 acres. As of December 31, 2016, we had three commercial loan investments including one fixed-rate and one variable-rate mezzanine commercial mortgage loan, and a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan. Our golf operations consist of the LPGA International Golf Club, which is managed by a third party. We also lease some of our land for nineteen billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage Subsurface Interests (hereinafter defined). The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

The following is a summary of financial information regarding the Company’s business segments (amounts in thousands) for the years ended December 31:

	2016	2015	2014
Revenues of each segment are as follows:
Income Properties	$25,093	$19,041	$14,970
Interest Income from Commercial Loan Investments	2,588	2,691	2,191
Real Estate Operations	38,144	15,943	13,493
Golf Operations	5,190	5,244	5,125
Agriculture and Other Income	60	79	278
Total Revenues	$71,075	$42,998	$36,057
Operating income (loss) from Continuing Operations before income tax for each segment is as follows:
Income Properties	$19,888	$15,385	$13,015
Commercial Loan Investments	2,588	2,691	2,191
Real Estate Operations	23,263	11,650	8,630
Golf Operations	(397)	(349)	(405)
Agriculture and Other Income	(107)	(148)	89
General and Administrative Expenses	(10,298)	(8,754)	(7,017)
Impairment Charges	(2,181)	(510)	(421)
Depreciation and Amortization	(8,195)	(5,213)	(3,490)
Gain on Disposition of Assets	12,759	5,517	1
Total Operating Income	$37,320	$20,269	$12,593
Identifiable assets of each segment are as follows:
Income Properties	$302,757	$277,520	$190,087
Commercial Loan Investments	24,033	38,487	30,274
Real Estate Operations	58,868	59,787	43,834
Golf Operations	3,676	3,608	3,640
Agriculture and Other (1)	19,289	24,952	7,396
Total Assets	$408,623	$404,354	$275,231

(1)	Agriculture and Other assets includes all other corporate assets, including cash, restricted cash, and investment securities.

BUSINESS PLAN

Our business plan is primarily focused on investing in income-producing real estate and when possible, monetizing the value of our land holdings through land sales to redeploy the proceeds into our investments in income-producing real estate. Our investments in income-producing real estate are primarily through the acquisition of single-tenant and multi-tenant income properties, the self-development of multi-tenant income properties, or investing in commercial loans or similar financings secured by commercial real estate. Our investment in single-tenant, multi-tenant, and office income properties, when possible, utilizes proceeds from other real estate transactions which qualify for income tax deferral through the like-kind exchange provisions under Section 1031 of the Internal Revenue Code including land sales and the disposition of other income properties. We have held the significant majority of our portfolio of land holdings, which are used in our agricultural operations, for most of our over 100-year history, and, as a result, our book basis in the majority of these assets is very low. Because of the low basis in our land holdings, dispositions of our land typically would generate large taxable gains. Utilizing the like-kind exchange structure allows us to defer the related income taxes on these gains and reinvest nearly all of the net sales proceeds of the qualifying transaction into income-producing properties. Generally, in order to utilize the like-kind exchange structure we are prohibited from performing tasks that are typically indicative of the developer of the property, therefore we seek to complete land transactions with counterparties who will serve as the developer of the property. In limited circumstances we have reacquired land that we have previously sold either pursuant to the terms of the original sales agreement or through foreclosure. Land we have reacquired typically has a higher book basis. Our approach in investing in income-producing real estate is to use leverage, when appropriate or necessary, to fund our acquisitions and to help achieve our business plan objectives. Our use of leverage in acquiring income-producing real estate is intended to provide positive returns relative to our borrowing costs. We believe this enhances our Company’s income-generating real estate asset base while keeping us cash flow positive given that approximately half of our market capitalization is represented by lower-yielding land assets.

Our investment strategy seeks to acquire income properties which will continue to broaden the credit base of our lease tenants, diversify our income property portfolio geographically, with an emphasis on major markets and growth markets in the U.S., and diversify the type of income-producing property, which in the future may include hospitality or other retail. We have self-developed four of our existing multi-tenant income-producing properties, all of which are located in Daytona Beach, Florida. Our investments in commercial loans or similar structured finance investments have been, and will continue to be, secured by commercial real estate, residential real estate developments, land or a borrower’s pledge of its ownership interest in the entity that owns the real estate. We believe investment in each of these income-producing asset classes provide attractive opportunities for stable current cash flows and increased returns in the long run and the potential for capital appreciation.

Proceeds from closed land transactions provide us with investible capital. Our strategy is to utilize leverage, when appropriate and necessary, and proceeds from land transactions to acquire income properties, acquire or originate commercial loan investments, and invest in securities of real estate companies, or other shorter term investments. Our primary targeted investment classes include the following:

•	Single-tenant retail and office double-or-triple-net leased properties in major metropolitan areas or areas with high growth;
•	Multi-tenant office and retail properties primarily in major metropolitan areas or areas with high growth and typically stabilized;
•	Purchase or origination of ground lease;
•	Self-developed properties on Company owned land including select office, flex, industrial, and retail;
•	Joint venture development using Company owned land;
•	Origination or purchase of 1-10 year term loans with strong risk-adjusted yields with property types to include hotel, office, retail, land and industrial;
•	Real estate related investment securities, including commercial mortgage backed securities, preferred or common stock, and corporate bonds; and
•	Select regional area investments using Company market knowledge and expertise to earn good risk-adjusted yields.

Our investments in income-producing properties have single or multiple tenants typically subject to long-term leases, primarily in the form of triple or double net leases and ground leases. Triple-net leases generally require the tenant to pay property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and capital expenditures. For multi-tenant properties, each tenant typically pays its proportionate share of the aforementioned operating expenses of the property although we typically incur additional costs for property management services.

STRATEGIC ALTERNATIVES

In late 2015, the Company had received a shareholder proposal to be voted upon by the Company’s shareholders at the 2016 annual meeting, requesting that the Board engage an independent advisor to evaluate a sale of the Company or the orderly liquidation of its assets (the “Shareholder Proposal”).  In November 2015, the Board decided to initiate the process called for by the Shareholder Proposal in advance of the annual meeting scheduled for April 2016. In early 2016, a special committee (the “Special Committee”) comprised entirely of independent directors on the Company’s Board commenced an exploration of strategic alternatives for maximizing shareholder value, including the options of sale of the Company, sale of assets or continued pursuit of the Company’s business plan (the “Strategic Review”). After interviewing and considering the proposals of nine financial advisory firms, the Special Committee engaged Deutsche Bank Securities Inc. (“Deutsche Bank”) to serve as financial advisor to the Special Committee in connection with the Strategic Review. Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”) acted as legal counsel to the Special Committee, the Board and the Company.

The Strategic Review was deliberate and comprehensive and included consideration of a wide range of potential alternatives, including the sale of the Company, the sale of all or a portion of the Company’s assets, and other options, including the continuation of the Company’s business plan. The Company notes the following with regard to the Strategic Review:

•

As part of the Strategic Review, solicitation materials with respect to a potential strategic transaction with the Company, prepared with the assistance of Deutsche Bank, were delivered to more than 200 parties.

•	Such parties included potential buyers of the Company, merger partners, land investors, high net worth individuals, REITs, and opportunity funds and private equity funds.
•	More than 20 parties executed non-disclosure agreements and received detailed financial and operating information from the Company.
•	No minimum or maximum price requirement was communicated to potential bidders.
•

Deutsche Bank’s fee was contingent on completion of a transaction. As no transaction was completed, Deutsche Bank received no payment other than expense reimbursements. There was no retainer paid to Deutsche Bank.

•

The Company did not place any restrictions on the form of transaction to be proposed, nor were there any requirements concerning the retention or compensation of any individuals or group of individuals within the Company’s current management team.

The Company notes the following with regard to the potential strategic transactions that were considered by the Special Committee:

•

Two potential bidders visited the Company’s headquarters and met with the Company’s senior management to discuss a potential transaction, and executives of both potential bidders toured the Company’s Daytona Beach assets. No potential bidders were denied an opportunity for such a visit.

•	Ultimately, the Company received two offers from interested parties, both public real estate companies; one of comparable size to the Company, and the other a smaller company.
•

Both offers were to acquire 100% of the Company’s outstanding stock via an all-stock merger. In both offers, the consideration consisted of securities of the offeror, and in connection with one or both offers the leverage level of the potential bidder would have resulted in the combined Company having a leverage level unfavorable for a public real estate company. Due to the proposed form of consideration, both offers required the Company to undertake thorough valuations of the bidders’ businesses to understand the value of the securities being offered as consideration.

•	The offers reflected a price-per-share offer for the Company’s common stock of no greater than a 5% premium to the then trading price of the Company’s stock.
•	Both offers were conditioned upon approval by the offerors’ shareholders.
•

The Strategic Review process, from evaluation of financial advisory firms through the conclusion of discussions with the interested parties that submitted offers, occurred over approximately eight months.

In July 2016, the Special Committee, in consultation with Deutsche Bank, exercised its independent judgment and, consistent with its fiduciary duty to act in the interests of all the Company’s shareholders, determined that neither offer sufficiently reflected the Company’s value and therefore would not have maximized value for the Company’s shareholders. The Special Committee concluded that the best way to maximize shareholder value and ultimately monetize the Company’s land and other assets was to continue to pursue the Company’s business plan. The Company and its Board of Directors remain committed to maximizing shareholder value and remain open at all times to considering any potentially value-enhancing opportunities.

INCOME PROPERTIES

We have pursued a strategy of investing in income-producing properties, when possible, by utilizing the proceeds from real estate transactions, including land sales and the disposition of other income properties, qualifying for income tax deferral through like-kind exchange treatment for tax purposes. During the year ended December 31, 2016, we acquired ten income properties: seven single-tenant income properties and three multi-tenant income properties, at an aggregate purchase price of approximately $86.7 million:

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

•

On October 14, 2016, the Company acquired a 75,841 square-foot building situated on approximately 5.24 acres in Santa Clara, California for a purchase price of approximately $30.0 million. The two-tenant office building is 100% leased to Centrify Corporation and Adesto Technologies, and as of the acquisition date, the remaining lease terms were approximately 4.0 and 7.0 years, respectively.

•

On November 30, 2016, the Company acquired a 52,474 square-foot building situated on approximately 1.39 acres in Reno, Nevada for a purchase price of approximately $6.9 million. The retail building is 95% leased to Century Theatres, an affiliate of Cinemark, and as of the acquisition date, the remaining term of the lease was approximately 3.0 years.

Nineteen income properties were disposed of during the year ended December 31, 2016 for an aggregate sales price of approximately $74.3 million as described below:

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

•

On September 16, 2016, the Company sold its portfolio of fourteen single-tenant income properties (the “Portfolio Sale”). The properties include nine properties leased to Bank of America, located primarily in Orange County and also in Los Angeles County, California; two properties leased to Walgreens, located in Boulder, Colorado and Palm Bay, Florida; a property leased to a subsidiary of CVS located in Tallahassee, Florida; a ground lease for a property leased to Chase Bank located in Chicago, Illinois; and a ground lease for a property leased to Buffalo Wild Wings in Phoenix, Arizona. The sales price for the Portfolio Sale was approximately $51.6 million, which included the buyer’s assumption of the Company’s existing $23.1 million mortgage loan secured by the fourteen properties. The Portfolio Sale resulted in a net gain of approximately $11.1 million, or approximately $1.20 per share, after tax, during the third quarter of 2016, with a loss due to additional legal costs of approximately $82,000 recognized in the fourth quarter of 2016 for a final net gain of approximately $11.0 million. The Company’s net gain on the Portfolio Sale of approximately $11.1 million consists of approximately $11.4 million, which is included in gain on disposition of assets, offset by approximately $367,000 of unamortized loan costs on the $23.1 million mortgage loan which were written off and included in interest expense on the consolidated statement of operations.

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

On April 5, 2016, the Company entered into a 15-year lease with 24 Hour Fitness USA, Inc. (“24 Hour Fitness”) for the anchor space at The Grove property located in Winter Park, Florida. The lease is for approximately 40,000 square feet, or 36%, of the 112,000 square foot multi-tenant retail center. On July 6, 2016, the Company funded approximately $4.0 million into an escrow account for customary tenant improvements for the build out of the space to be occupied by 24 Hour Fitness. 24 Hour Fitness began drawing funds from escrow in September of 2016, and continued doing so in accordance with the lease as construction progressed. As of December 31, 2016, approximately $3.6 million of construction has been funded from the escrow account, leaving a remaining cash commitment of approximately $375,000. The balance was funded during January of 2017, 24 Hour Fitness completed construction, and the grand opening took place on February 4, 2017.

In addition, the Company has executed the following four separate leases at the Grove:

•	Wawa has executed a 20-year ground lease for an outparcel with expected completion in early 2018;
•	Quickly Boba, an Asian fusion café, executed a lease for 3,000 square feet;
•	Five Star Vision, a franchisee of Sprint Wireless executed a lease for approximately 1,200 square feet; and
•	Amazing Explorers Academy, a STEAM-based pre-school, executed a lease for approximately 12,000 square feet.

With these leases, The Grove, which is managed and being leased by a third party, is now approximately 50% leased. The Company expects the majority of the signed tenants to open for business late in the third quarter or early in the forth quarter of 2017.

Our current portfolio of twenty-one single-tenant income properties generates approximately $13.1 million of revenues from lease payments on an annualized basis and has a weighted average remaining lease term of 9.5 years as of December 31, 2016. Our current portfolio of ten multi-tenant properties generates approximately $8.8 million of revenue from lease payments on an annualized basis and has a weighted average remaining lease term of 5.6 years as of December 31, 2016.

We expect to continue to focus on acquiring income-producing properties during fiscal year 2017, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing investments, we have self-developed five of our multi-tenant properties which are located in Daytona Beach, Florida. The first self-developed property, located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida, is an approximately 22,000 square foot, two-story, building, known as the Concierge Office Building, which was 100% leased as of December 31, 2016. The second two properties, known as the Mason Commerce Center, consists of two buildings totaling approximately 31,000 square-feet (15,360 each), which was 100% leased as of December 31, 2016. During 2014, construction was completed on two additional properties, known as the Williamson Business Park, which are adjacent to the Mason Commerce Center. Williamson Business Park consists of two buildings totaling approximately 31,000 square-feet (15,360 each). One of the two buildings in the Williamson Business Park was sold on April 22, 2016 for a gain of approximately $822,000. The remaining Williamson Business Park building was approximately 50% leased as of December 31, 2016. Of the ten multi-tenant properties owned as of December 31, 2016, four were self-developed.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. Pursuant to our on-going review, nineteen properties were sold during the year ended December 31, 2016, including Portfolio Sale.

As of December 31, 2016, the Company owned twenty-one single-tenant and ten multi-tenant income properties in ten states. Following is a summary of these properties:

Tenant	City	State	Area (Square Feet)	Year Built
At Home	Raleigh	NC	116,334	1995
Bank of America	Monterey	CA	32,692	1982
Barnes & Noble	Daytona Beach	FL	28,000	1995
Best Buy	McDonough	GA	30,038	2005
Big Lots	Phoenix	AZ	34,512	2000
Big Lots	Germantown	MD	25,589	2000
Carrabba's Italian Grill	Austin	TX	6,528	1994
Container Store	Glendale	AZ	23,329	2015
CVS	Dallas	TX	10,340	2016
Dick’s Sporting Goods	McDonough	GA	46,315	2006
Harris Teeter	Charlotte	NC	45,089	1993
Hilton Grand Vacations	Orlando	FL	102,019	1988
Hilton Grand Vacations	Orlando	FL	31,895	2000
Lowe’s Corporation	Katy	TX	131,644	1997
Outback Steakhouse	Austin	TX	6,176	1994
Outback Steakhouse	Charlottesville	VA	7,216	1984
Outback Steakhouse	Huntersville	NC	6,297	1997
Rite Aid Corp.	Renton	WA	16,280	2006
Walgreens	Clermont	FL	13,650	2003
Walgreens	Alpharetta	GA	15,120	2000
Wells Fargo	Raleigh	NC	450,393	1996/1997
21 Single-Tenant Properties			1,179,456
7-Eleven	Dallas	TX	4,685	1973
3600 Peterson	Santa Clara	CA	75,841	1978/2015
Concierge Office Building	Daytona Beach	FL	22,012	2009
Mason Commerce Center-Building 1	Daytona Beach	FL	15,360	2009
Mason Commerce Center-Building 2	Daytona Beach	FL	15,360	2009
The Grove	Winter Park	FL	112,292	1985
Century Theatres	Reno	NV	52,474	2000
Riverside Avenue	Jacksonville	FL	136,856	2003
Whole Foods Market Centre	Sarasota	FL	59,341	2004
Williamson Business Park-Building 1	Daytona Beach	FL	15,360	2014
10 Multi-Tenant Properties			509,581
Total 31 Properties			1,689,037

The weighted average economical and physical occupancy rates of our income properties for each of the last three years on a portfolio basis are as follows:

Year	Single-Tenant Economic / Physical Occupancy	Multi-Tenant Economic / Physical Occupancy
2014	100% / 97%	75% / 75%
2015	100% / 99%	85% / 85%
2016	100% / 100%	85% / 85%

The information on lease expirations of our total income property portfolio for each of the ten years starting with 2017 is as follows:

Year	# of Tenant Leases Expiring	Total Square Feet of Leases Expiring	Annual Rents Expiring	Percentage of Gross Annual Rents Expiring
2017	9	35,657	$715,450	3.4%
2018	5	34,822	$502,187	2.4%
2019	4	23,280	$521,656	2.5%
2020	6	71,305	$1,205,981	5.7%
2021	14	234,275	$4,068,692	19.1%
2022	1	14,790	$317,907	1.5%
2023	1	34,512	$365,400	1.7%
2024	4	529,997	$3,750,434	17.6%
2025	3	52,683	$1,177,640	5.5%
2026	2	17,773	$592,478	2.8%

The majority of leases have additional option periods beyond the original term of the lease, which typically are exercisable at the tenant’s option.

Subsequent to December 31, 2016, and prior to the date of this report, the Company acquired a 18,120 square-foot building in Sarasota, Florida leased to an affiliate of Staples, Inc. The purchase price was approximately $4.1 million, and as of the acquisition date, the weighted average remaining term of the leases was approximately 5.0 years. The transaction is expected to be part of a 1031 like-kind exchange.

No tenant of a single income property or group of income properties with the same tenant had aggregate rent which accounted for more than 10% of our consolidated revenues in 2016 or 2015.

REAL ESTATE OPERATIONS

As of December 31, 2016, the Company owned approximately 9,800 acres of land in Daytona Beach, Florida, along six miles of the west and east side of Interstate 95. Presently, the majority of this land is used for agricultural purposes. Approximately 1,100 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 8,700 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,100 acres which are located further west of Interstate 95 and a few miles north of Interstate 4 and this land is generally well suited for industrial purposes. As of February 10, 2017, subsequent to the Minto Sale (hereinafter defined), the Company’s land holdings totaled approximately 8,200 acres of which approximately 7,100 acres are located on the west side of Interstate 95.

Real estate operations revenue consisted of the following for the years ended December 31, 2016, 2015, and 2014, respectively:

	2016	2015	2014
Revenue Description	($000's)	($000's)	($000's)
Land Sales Revenue	$11,871	$4,276	$8,744
Tomoka Town Center - Percentage of Completion Revenue	17,490	8,128	—
Revenue from Reimbursement of Infrastructure Costs	4,500	—	—
Impact Fee and Mitigation Credit Sales	2,220	463	926
Subsurface Revenue	1,802	3,003	3,704
Fill Dirt and Other Revenue	261	73	119
Total Real Estate Operations Revenue	$38,144	$15,943	$13,493

The Tomoka Town Center consists of approximately 235 acres of which approximately 180 acres are developable. Land sales with a gross sales price totaling approximately $21.4 million within the Tomoka Town Center consisted of sales of approximately 99 acres to Tanger, Sam’s Club, and North American Development Group “NADG”) in 2015 and 2016 (the “Tomoka Town Center Sales Agreements”). The remaining developable acreage of approximately 82 acres is currently under contract with NADG as described in the land pipeline in Note 20, “Commitment and Contingencies.” The Company performed certain infrastructure work, beginning in the fourth quarter of 2015 through its completion in the fourth quarter of 2016, which required the sales price on the Tomoka Town Center Sales Agreements to be recognized on the percentage-of-completion basis. All revenue related to the Tomoka Town Center Sales Agreements has been recognized as of December 31, 2016. The timing of the reimbursements of the remaining infrastructure worth approximately $3.8 million is more fully described in Note 9, “Other Assets.”

Land Sales. During the year ended December 31, 2016, a total of approximately 707.7 acres were sold for approximately $13.8 million as described below:

					Gross Sales		Gain
			Date of	No. of	Price (1)	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Commercial / Retail	East of I-95	02/12/16	3.1	$190	$61,000	$145
2	NADG - OutParcel	East of I-95	03/30/16	4.4	2,000	455,000	1,304
3	Minto Sales Center	West of I-95	09/27/16	4.5	205	46,000	126
4	Commercial / Retail	West of I-95	10/13/16	17.1	3,034	177,000	2,675
5	Commercial / Retail	East of I-95	12/22/16	74.6	830	11,000	751
6	ICI Homes	West of I-95	12/29/16	604.0	7,500	12,000	3,303
				707.7	$13,759	$19,000	$8,304

(1)

Land Sales Revenue for 2016 is equal to the Gross Sales Price of land sales during 2016 of $13,759, less the $2.0 million sales price for the NADG – OutParcel, plus approximately $112,000 of incentives earned and received during 2016 related to the Distribution Center sale which closed during 2014.

During the year ended December 31, 2015, a total of approximately 114.1 acres were sold for approximately $22.5 million as described below:

					Gross Sales		Gain
			Date of	No. of	Price (1)	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Commercial / Retail	East of I-95	06/01/15	3.0	$505	$168,000	$476
2	Commercial / Retail	Highlands County	06/17/15	0.9	250	278,000	223
3	Tanger	East of I-95	11/12/15	38.9	9,700	249,000	2,793
4	Integra Land Company	East of I-95	12/18/15	15.0	2,376	158,000	2,265
5	Sam's Club	East of I-95	12/23/15	18.1	4,500	249,000	1,279
6	NADG - First Parcel	East of I-95	12/29/15	37.3	5,168	139,000	1,421
7	Commercial / Retail	East of I-95	12/29/15	0.9	30	33,000	20
				114.1	$22,529	$197,000	$8,477

(1)

Land  Sales Revenue for 2015 is equal to the Gross Sales Price of land sales during 2015 of $22,529, less the aggregate $19.4 million sales price for the Tomoka Town Center Sales (Tanger, Sam’s Club, and NADG – First Parcel), plus approximately $1.03 million of incentives received and earned during 2015 related to the Distribution Center sale which closed during 2014, plus approximately $87,000 of percentage-of-completion revenue earned during 2015 for the Distribution Center Sale which closed during 2014.

During the year ended December 31, 2014, a total of approximately 99.7 acres were sold for approximately $8.8 million as described below:

					Gross Sales		Gain
			Date of	No. of	Price (1)	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Halifax Humane Society, Inc.	West of I-95	02/18/14	3.1	$392	$126,000	$347
2	Distribution Center	East of I-95	08/15/14	75.6	7,790	103,000	3,903
3	Victor Indigo Lakes, L.L.C.	East of I-95	10/30/14	21.0	625	30,000	552
				99.7	$8,807	$88,000	$4,802

(1)

Land Sales Revenue for 2014 is equal to the Gross Sales Price of land sales during 2014 of $8,807, less approximately $87,000 of percentage-of-completion revenue recognized during 2015 for the Distribution Center Sale which closed during 2014, plus approximately $25,000 for the sale of a ditch parcel.

On February 10, 2017, the Company completed the sale of approximately 1,581 acres of land, or approximately 16% of its land holdings, to Minto Communities, LLC (“Minto”) for approximately $27.2 million (the “Minto Sale”), or approximately $17,200 an acre, resulting in an estimated gain of approximately $20.0 million, or $2.19 per share, after tax. On February 16, 2017, Margaritaville Holdings (“Margaritaville”) and Minto announced a partnership that will develop new active adult communities in some of the nation’s most popular destinations and that the first location of the all-new residential concept will open in Daytona Beach, Florida on the approximately 1,581 acres sold to Minto by the Company, and another approximately 1,686 acres the Company currently has under contract with Minto. Margaritaville and Minto indicated that the community would be branded as LATITUDE MARGARITAVILLE, Daytona Beach.

Following the Minto Sale, as of February 10, 2017, the Company’s land holdings totaled approximately 8,200 acres and the pipeline of potential land sales transactions included the following ten definitive purchase and sale agreements with ten different buyers, representing approximately 27% of our land holdings:

			Contract
		No. of	Amount	Price	Estimated
	Contract (or Buyer) / Parcel	Acres	($000's)	per Acre	Timing
1	Commercial/Retail (1)	35	$14,000	$400,000	'17 - '19
2	Commercial/Retail	4	1,175	294,000	'17 - '18
3	Commercial/Retail	6	1,556	259,000	'17 - '18
4	Mixed-Use Retail	22	5,574	253,000	'17 - '18
5	Mixed-Use Retail (NADG)	82	20,187	246,000	'17 - '18
6	Residential (SF)	7	1,140	163,000	'18 - '19
7	Commercial (1)	28	3,215	115,000	'17 - '18
8	AR Residential (Minto)	1,686	31,360	19,000	'18 - '19
9	SF Residential	194	3,324	17,000	'18 - '19
10	SF Residential (ICI)	146	1,400	10,000	'18 - '19
	Total	2,210	$82,931	$38,000

(1)	Contract amount and price per acre may be reduced by potential costs incurred for wetlands mitigation, if any.

As noted above, all of these agreements contemplate closing dates ranging from the first quarter of 2017 through fiscal year 2019, and the Company expects some of the transactions to close in 2017, although the buyers are not contractually obligated to close until after 2017. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City of Daytona Beach, and other permitting activities with other applicable governmental authorities. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

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

Other Real Estate Assets. The Company owns impact fees of approximately $925,000 and mitigation credits of approximately $1.4 million for a combined total of approximately $2.3 million as of December 31, 2016. As of December 31, 2015, the Company owned impact fees of approximately $3.1 million and mitigation credits of approximately $1.4 million for a combined total of approximately $4.5 million. During the years ended December 31, 2016 and 2015, the Company received cash payments of approximately $2.2 million and $463,000, respectively, for impact fees with a cost basis that was generally of equal value.

Land Impairments. During the year ended December 31, 2016, impairment charges totaled approximately $1.0 million on our undeveloped land holdings. Two of the ten aforementioned executed purchase and sale agreements include approximately eight acres of land that have a higher cost basis than the remainder of the Company’s historic land holdings as these acres were repurchased by the Company in previous years from the prior purchasers thereof (the “Repurchased Land”). In connection with those two contracts, the Company recognized impairment charges of approximately $717,000 and $311,000, respectively, in the second quarter of 2016. The total impairment charges represent the anticipated losses on the sales plus estimated closing costs. As of December 31, 2016, the land upon which the impairments were charged is still under contract to be sold.  During the years ended December 31, 2015 and 2014, the Company did not recognize any impairments of its land holdings.

Beachfront Venture. During the year ended December 31, 2015, the Company acquired, through a real estate venture with an unaffiliated third party institutional investor, an interest in approximately six acres of vacant beachfront property located in Daytona Beach, Florida. The property was acquired for approximately $11.3 million of which the Company contributed approximately $5.7 million. As of December 31, 2015, the real estate venture was fully consolidated as the Company determined that it was the primary beneficiary of the variable interest entity. On November 17, 2016, the Company acquired the unaffiliated third party’s interest for approximately $4.8 million, a discount of approximately $879,000. The discount was recorded through equity on the consolidated balance sheet during the quarter and year ended December 31, 2016. The Company evaluated its interest in the six-acre vacant beachfront property for impairment and determined that no impairment was necessary as of December 31, 2016. As the Company owns the entire real estate venture as of December 31, 2016, there is no longer a consolidated VIE. The six acre vacant beachfront property asset totaled approximately $11.7 million as of December 31, 2016 which includes the additional land basis related to entitlement costs. The beachfront property received approval of the rezoning and entitlement of the site for up to approximately 1.2 million square feet of density. The Company is in negotiations with two prospective tenants, Cocina 214 Mexican Restaurant & Bar and LandShark Bar & Grill, to lease the two restaurants the Company intends to develop on the parcel. The zoning and entitlements received allow for the restaurant development and a larger scale vertical development should market conditions permit.

Subsurface Interests. The Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 500,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances additional revenues from royalties applicable to production from the leased acreage.

During November 2015, the Company hired Lantana Advisors, a subsidiary of SunTrust, to evaluate the possible sale of the Subsurface Interests. On April 13, 2016, the Company entered into a purchase and sale agreement with an affiliate of Land Venture Partners, LLC (“LVP”) for the sale of the Subsurface Interests, including the royalty interests in two operating oil wells in Lee County, Florida and its interests in the oil exploration lease with Kerogen Florida Energy Company LP, for a sales price of approximately $24 million (the “Subsurface Sale”). The Subsurface Sale was terminated on November 8, 2016.  The Company and LVP, amongst other things, were unable to reach a resolution on issues pertaining to the acceptability of title for a portion of the total acres in the Subsurface Interests.

During 2011, an eight-year oil exploration lease was executed. The lease calls for annual lease payments which are recognized as revenue ratably over the respective twelve-month lease periods. In addition, non-refundable drilling penalty payments are made as required by the drilling requirements in the lease which are recognized as revenue when received. Cash payments for both the annual lease payment and the drilling penalty, if applicable, are received in full on or before the first day of the respective lease year.

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

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the years December 31, 2016, 2015, and 2014, lease income of approximately $1.1 million, $1.7 million, and $2.9 million was recognized, respectively. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2017 or, if renewed, on similar terms or conditions.

During the years ended December 31, 2016, 2015, and 2014, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Production volume from these oil wells was 50,441 barrels in 2016, 62,745 barrels in 2015, and 64,835 barrels in 2014, resulting in revenues received from oil royalties of approximately $50,000, $68,000 and $198,000, respectively.

The Company is not prohibited from the disposition of any or all of the Subsurface Interests. Should the Company complete a transaction to sell all or a portion of the Subsurface Interests, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments such as income-producing properties. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee based on a percentage of the surface value. Cash payments for the release of surface entry rights totaled approximately $493,000, $995,000, and $4,000 during the years ended December 31, 2016, 2015, and 2014, respectively, which is included in revenue from real estate operations. During the fourth quarter of 2015, in conjunction with the release of the Company’s surface entry rights related to approximately 1,400 acres in Lee County, Florida, for a cash payment of approximately $920,000, the Company also received the 50% interest in the subsurface rights of those acres, which the Company did not previously own, for a fair value of approximately $68,000, which is also included in revenue from real estate operations.

In addition, the Company generated revenue of approximately $250,000, $73,000, and $119,000 during the years ended December 31, 2016, 2015, and 2014, respectively, from fill dirt excavation agreements.

GOLF OPERATIONS

Golf operations consist a semi-private golf club consisting of the following: two 18-hole championship golf courses (an 18-hole course designed by Rees Jones, and an 18-hole course designed by Arthur Hills), with a three-hole practice facility also designed by Rees Jones; a clubhouse facility; food and beverage operations; and a fitness facility located within the LPGA International mixed-use residential community on the west side of Interstate 95 in Daytona Beach, Florida (collectively “LPGA International Golf Club”). In 2012 and 2013, we completed approximately $534,000 of capital expenditures to renovate the clubhouse facilities, including a significant upgrade of the food and beverage operations, addition of fitness facilities, and renovations to public areas.

The Company entered into a management agreement with an affiliate of ClubCorp America (“ClubCorp”), effective January 25, 2012, to manage the LPGA International golf and clubhouse facilities (the “LPGA Management Agreement”). We believe ClubCorp, which owns and operates clubs and golf courses worldwide, brings substantial golf and club management expertise and knowledge to the LPGA International golf operations, including the utilization of national marketing capabilities, aggregated purchasing programs, and implementation of an affiliate member program, and our affiliation with ClubCorp will also improve membership levels through the access to other member clubs in the affiliate program of ClubCorp. The LPGA Management Agreement includes, amongst other terms, the payment to ClubCorp of a base management fee and an incentive fee based on the improvement in the net operating results of the golf operations.

As of December 31, 2016, the Company leased approximately 690 acres of land and certain improvements attributable to the golf courses under a long-term lease with the City of Daytona Beach, Florida (the “City”), which was to have expired in 2022. In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”) whereby the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, would remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company was to have paid additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term. As of December 31, 2016, the Company’s accrued total liability related to the straight-line rent on the lease between the Company and the City was approximately $2.2 million.

On January 24, 2017, the Company acquired the land and improvements comprising the golf courses, previously leased from the City for approximately $1.5 million (the “Golf Course Land Purchase”). As a part of the Golf Course Land Purchase, the Company donated to the City three land parcels totaling approximately 14.3 acres located on the west side of Interstate 95 that are adjacent to the City’s Municipal Stadium. The Company had a cost basis of $0 in the donated land and paid approximately $100,000 to satisfy the community development district bonds associated with the acreage. Other terms of the Golf Course Land Purchase include the following:

•

The Company is obligated to pay the City an annual surcharge of $1 per golf round played each year (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000;

•

Within one year following the date of the closing of the Golf Course Land Purchase, unless extended due to weather related delays outside the Company’s control, the Company is obligated to renovate the greens on the Jones Course; and

•

If the Company sells the LPGA International Golf Club within six years of the closing of the Golf Course Land Purchase, the Company is obligated to pay the City an amount equal to 10% of the difference between the sales price, less closing costs and any other costs required to be incurred in connection with the sale, and $4.0 million.

In conjunction with the Golf Course Land Purchase, the lease between the Company and the City was terminated. As of December 31, 2016, the Company’s accrued liability related to the straight-line rent on the lease between the Company and the City was approximately $2.2 million. Effective as of the closing date, the accrued liability will be eliminated as there is no remaining commitment related to the lease. As a result of eliminating the accrued liability, the Company will recognize approximately $0.40 per share in non-cash earnings in the first quarter of 2017.

COMMERCIAL LOAN INVESTMENTS

Our investments in commercial loans or similar structured finance investments, such as mezzanine loans or other subordinated debt, have been and are expected to continue to be secured by commercial or residential real estate or the borrower’s pledge of its ownership interest in the entity that owns the real estate. The first mortgage loans we invest in or originate are for commercial real estate located in the United States and its territories, and are current or performing with either a fixed or floating rate. Some of these loans may be syndicated in either a pari-passu or senior/subordinated structure. Commercial first mortgage loans generally provide for a higher recovery rate due to their senior position in the underlying collateral. Commercial mezzanine loans are typically secured by a pledge of the borrower’s equity ownership in the underlying commercial real estate. Unlike a mortgage, a mezzanine loan is not secured by a lien on the property. An investor’s rights in a mezzanine loan are usually governed by an intercreditor agreement that provides holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same commercial property.

On September 24, 2015, the Company originated a $14.5 million first mortgage loan secured by a hotel in San Juan, Puerto Rico. The loan was to have matured in September 2018 and bore a floating interest rate of 30-day London Interbank Offer Rate (“LIBOR”) plus 900 basis points, of which 700 basis points were payable currently and 200 basis points accrued over the term of the loan. At closing, a loan origination fee of approximately $181,000 was received by the Company and was being accreted ratably into income through the contractual maturity date. On May 26, 2016, this $14.5 million first mortgage loan was repaid at a discount of approximately $218,000. At payoff, the remaining loan origination fee of approximately $145,000, net of loan costs of approximately $32,000, was accreted into income.

During the year ended December 31, 2016, the approximately $9.0 million B-Note secured by property in Sarasota, Florida and the $10.0 million mezzanine loan secured by property in Dallas, Texas were extended by the borrowers, each borrower having exercised one-year extension options thereby extending the maturity dates to June 2017 and September 2017, respectively, with maximum maturity extensions to June 2018 and September 2019, respectively.

As of December 31, 2016, the Company owned three performing commercial loan investments which have an aggregate outstanding principal balance of approximately $24.0 million. These loans are secured by real estate, or the borrower’s equity interest in real estate, located in Dallas, Texas, Sarasota, Florida, and Atlanta, Georgia and have an average remaining maturity of approximately 0.9 years and a weighted average interest rate of 8.9%.

AGRICULTURE AND OTHER INCOME

Effectively all of our agriculture and other income consists of revenues generated by our agricultural operations which encompasses approximately 8,700 acres of our land holdings primarily on the west side of Interstate 95 in Daytona Beach, Florida. Our agricultural operations are managed by a third-party and consist of leasing land for hay production, timber harvesting, as well as hunting leases.

COMPETITION

The real estate business generally is highly competitive. Our business plan is focused on investing in commercial real estate that produces income primarily through the leasing of assets to tenants. To identify investment opportunities in income-producing real estate assets and to achieve our investment objectives, we compete with numerous companies and organizations, both public as well as private, of varying sizes, ranging from organizations with local operations to organizations with national scale and reach, and in some cases, we compete with individual real estate investors. In all the markets in which we compete to acquire income properties, price is the principal method of competition, with transaction structure and certainty of execution also being significant considerations for potential sellers. As of December 31, 2016, our total income property portfolio, including our single-tenant and multi-tenant properties, consists of thirty-one income properties located in the following states: (i) Arizona, (ii) California, (iii) Florida, (iv) Georgia, (v) Maryland, (vi) Nevada, (vii) North Carolina, (viii) Texas, (ix) Virginia and (x) Washington. Should we need to re-lease our single-tenant income properties or space in our multi-tenant properties, we would compete with many other property owners in the local market based on price, location of our property, potential tenant improvements, and possibly lease terms.

Our real estate operations are comprised primarily of our land holdings, which are largely used for agricultural purposes today and are substantially located in the City of Daytona Beach, Florida, and the Subsurface Interests. The parties typically interested in acquiring our land holdings are both residential and commercial developers as well as commercial businesses. These interested parties typically base their decision to acquire land on, among other things, price, location, land use or optionality of land use, and may also consider other development activities in the surrounding area.

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

Our golf operations consist of the LPGA International Golf Club. The operation of LPGA International Golf Club also includes private event sales for golf events and clubhouse events. The primary competition for our golf operations comes from other private and public golf operations in the local market. Competition for our golf operation is largely based on price, service level, and product quality. We attempt to differentiate our golf operations product on the basis of the condition and quality of the courses and practice facilities, our private event capabilities, service level, the quality and experience of the food and beverage amenities and other amenities.

EMPLOYEES

At December 31, 2016, the Company had fourteen full-time employees and considers its employee relations to be satisfactory.

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

The Company currently leases space for its corporate offices subject to a lease that expires on September 30, 2017. The Company does not intend to renew the existing lease and plans to build-out the remaining approximately 7,700 square feet at the Company’s Williamson Business Park property to relocate its corporate offices. The Company currently estimates the build-out of the space at Williamson Business Park could total approximately $800,000. We expect the build-out to commence in the second quarter of 2017.

ITEM 1A.              RISK FACTORS

Our business is subject to a number of significant risks. The risks described below may not be the only risks which potentially could impact our business. These additional risks include those which are unknown at this time or that are currently considered immaterial. If any of the circumstances, events, or developments described below actually occur to a significant degree, our business, financial condition, results of operations, and/or cash flows could be materially adversely affected, and the trading price of our common stock could decline. You should carefully consider the following risks and all of the other information set forth in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto.

A prolonged downturn in economic conditions, especially in Daytona Beach, Florida, could adversely impact our business. In recent years, the collapse of the housing market, together with the crisis in the credit markets, resulted in a recession in the local and national economy with significant levels of unemployment, shrinking gross domestic product, and drastically reduced consumer spending. During this period, potential consumers of residential real estate often deferred or avoided real estate purchases due to, among other factors, a lack of liquidity, the substantial costs involved, and overall uncertainty with the economy. The real estate industry is particularly vulnerable to shifts in local, regional, and national economic conditions which are outside of our control, such as short and long-term interest rates, housing demand, population growth, and unemployment levels and job growth. Our real estate operations segment is especially sensitive to economic conditions in Florida, particularly in Daytona Beach, where substantially all of our land portfolio is located. While Florida has experienced improving economic conditions, the recovery for Florida started later and has taken longer than the rest of the nation. A prolonged period of economic weakness or another downturn could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows.

We may experience a decline in the fair value of our real estate assets or investments which could result in impairments and would impact our financial condition and results of operations. A decline in the fair market value of our long-lived assets may require us to recognize an “other-than-temporary” impairment against such assets (as defined by the Financial Accounting Standards Board (“FASB”) authoritative accounting guidance) if certain conditions or circumstances related to an asset were to change and we were to determine that, with respect to any such asset, there was an unrealized loss to the fair value of the asset. The fair value of our long-lived assets depends on market conditions, including estimates of future demand for these assets, and the revenues that can be generated from such applicable assets including land or an income property. If such a determination were to be made, we would recognize the estimated unrealized losses through earnings and write down the depreciated or amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sales price received and the adjusted depreciated or amortized cost of such assets at the time of sale.

The most recent downturn in the U.S. economy and real estate markets caused the fair value of certain of our properties to decrease. In 2011, we wrote down the carrying value of our golf operations assets and certain of our land assets with corresponding non-cash charges against our earnings to reflect the impaired value. In the last few years we have written down the carrying value of several small parcels of land reacquired through foreclosure in 2009 when portions of this reacquired land was under contract to be sold for a price that was less than the carrying value of the land. If the real estate market were to experience another decline, we may be required to take other impairment charges against our earnings for other than temporary impairments in the value of our real estate assets including our land, income properties, commercial loan investments and similar financings or other capitalized costs. Any such non-cash charges could have an adverse effect on our financial condition and results of operations.

Our quarterly results are subject to variability. We have historically derived a substantial portion of our income from transactions in our land holdings. The timing of such real estate transactions is not predictable and is generally subject to the purchaser’s ability to, among other things, obtain on a timely basis acceptable financing and approvals from local municipalities and regulatory agencies for the intended use of the land or the issuance of permits related to wetlands mitigation. As these approvals are subject to third party responses, it is not uncommon for delays to occur, which affect the timing of transaction closings and may also impact the terms and conditions of the transaction. These timing issues have caused, and may continue to cause, our operating results to vary significantly from quarter to quarter and year to year.

Our future success will depend upon, among other things, our ability to successfully execute our strategy to invest in income- producing assets.  There is no assurance that we will be able to continue to execute our strategy of investing in income-producing assets, including income properties and possibly commercial loans or similar financings secured by real estate. There is no assurance that the income property portfolio will expand at all, or if it expands, at any specified rate or to any specified size. If we continue to invest in diverse geographic markets other than the markets in which we currently own properties, we will be subject to risks associated with investing in new markets as those markets will be relatively unfamiliar to us. In addition, investments in new markets may introduce increased costs to us relating to factors including the regulatory environment and the local and state tax structure. Additionally, there is no assurance we will or can expand our investments in commercial loans or similar financings secured by real estate. Consequently, if we are unable to acquire additional income-producing assets or our investments in new markets introduce increased costs our financial condition, results of operations, and cash flows may be adversely affected.

We operate in a highly competitive market for the acquisition of income properties and more established competitors may be able to compete more effectively for acquisition opportunities than we can. A number of entities and other investors compete with us to purchase income properties. We compete with REITs, public and private real estate focused companies, high wealth individual investors, and others. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several of our public company competitors have greater access to raising equity or debt financing, have significant amounts of capital available and investment objectives that overlap with ours, which may create competition for acquisition opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of income property acquisitions and establish more relationships than us. We cannot be assured that the competitive pressures we face will not have a material adverse effect on our business, financial condition, results of operations and therefore our cash flows. Also, as a result of this competition, we may not be able to take advantage of attractive acquisition opportunities from time to time, and we can offer no assurance that we will be able to identify and purchase assets that are consistent with our objectives.

If we are not successful in utilizing the like-kind exchange structure in deploying the proceeds from our land transactions or dispositions of income properties, or our like-kind exchange transactions are disqualified, our results of operations and cash flows could be adversely impacted. Our strategy of investing in income-producing properties includes the utilization, when possible, of proceeds obtained from the disposition of income properties or from land transactions, which qualify for deferral of the applicable income tax through the like-kind exchange provisions of the Internal Revenue Code. If we fail to complete a qualifying acquisition utilizing the aforementioned proceeds, or a transaction we deemed qualifying for like-kind exchange treatment is subsequently disqualified by the Internal Revenue Service, we may be subject to increased income taxes, which may adversely impact our results of operations and our cash flows.

If the provisions of section 1031 of the Internal Revenue Code regarding the like-kind exchange structure were altered substantially or eliminated, our financial position, results of operations and cash flows could be adversely impacted. A fundamental element of our strategy is investing in income-producing properties utilizing, when possible, the proceeds obtained from the disposition of our land holdings, Subsurface Interests and in some instances our income properties, which qualify for deferral of the applicable income tax through the like-kind exchange provisions of the Internal Revenue Code. If the provisions of section 1031 of the Internal Revenue Code regarding the like-kind exchange structure, including the deferral of taxes on gains related to the sale of real property such as our land holdings, Subsurface Interests and income properties, were to be altered substantially or eliminated, we may be subject to increased income taxes, which may have a material adverse effect on our results of operations and our cash flows.

We are subject to a number of risks inherent with the real estate industry and in the ownership of real estate assets or investment in financings secured by real estate which may adversely affect our returns from our investments, our financial condition, results of operations and cash flows. Factors beyond our control can affect the performance and value of our real estate assets including our land and Subsurface Interests, income properties, investments in commercial loans or similar financings secured by real estate or other investments. Real estate assets are subject to various risks, including but not limited to the following:

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

•	Changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies, and ordinances;
•	Commodities prices;
•	Illiquidity of real estate investments which may limit our ability to modify our income producing asset portfolio promptly in response to changes in economic or other conditions;
•	Acts of God, including natural disasters, which may result in uninsured losses; and
•	Acts of war or terrorism, including consequences of terrorist attacks.

If any of these or similar events occurs, it may reduce our return from an affected real estate asset or investment which could adversely impact our financial condition, results of operations and cash flows.

The loss of revenues from our income property portfolio or certain tenants would adversely impact our results of operations and cash flows. While no single tenant represents more than 10% of our consolidated revenues as of December 31, 2016, we have tenants who lease a number of our income properties or a large amount of the square footage of our income property portfolio, such as Wells Fargo, Lowe’s Corporation, Hilton Grand Vacations, and At Home. The default, financial distress, or bankruptcy of one or all of these tenants could cause substantial vacancies in our income property portfolio and reduce our revenues from our income property operations significantly, thereby adversely impacting our results of operations and cash flows. Vacancies reduce our revenue until the affected properties can be re-leased and could decrease the value of each such vacant property. Upon the expiration of the leases that are currently in place, we may not be able to re-lease a vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing. If, following the loss of an income property tenant, we are unable to re-lease the income property at comparable rental rates and in a timely manner, our financial condition, results of operations and cash flows could be adversely affected.

Certain provisions of the Company’s leases may be unenforceable. The Company’s rights and obligations with respect to its leases are governed by written agreements with its tenants. A court could determine that one or more provisions of such an agreement are unenforceable, such as a particular remedy, a termination provision, or a provision governing the Company’s remedies for default of the tenant. If we were unable to enforce provisions of a lease agreement or agreements, our results of operations, financial condition, and cash flows could be adversely impacted.

We may not be able to dispose of properties we target for sale to recycle our capital. While the Company’s strategy may include selectively selling non-core or other income-producing properties to recycle our capital, we may be unable to sell properties targeted for disposition due to adverse market or other conditions or not achieve the pricing or timing that is consistent with our expectations. This may adversely affect, among other things, the Company’s ability to deploy capital into the acquisition of other income-producing properties, the execution of our overall operating strategy and consequently our financial condition, results of operations, and cash flows.

Most of our land holdings are located in Daytona Beach, Florida and the competition in the local and regional market, the possible impact of government regulation or development limitations, and the criteria used by parties interested in acquiring land could adversely impact the interest in our land and thereby our results of operations and cash flows. The parties typically interested in our land holdings base their decision to acquire land on, among other things, price, location, ability to entitle the land, and land use or optionality of land use. In some instances, the aforementioned acquisition criteria or other factors may make an interested party consider other land instead of ours. In addition, parties interested in acquiring our land holdings would likely consider the impact of governmental regulations or ordinances on their ability to entitle and develop the land for their intended use and may seek incentives or similar economic considerations from one or more governmental authorities that they may not be able to obtain. These conditions may make it difficult for us to complete land transactions on acceptable terms or at all which could adversely impact our financial condition, results of operations, and cash flows.

The Company’s real estate investments, including our land holdings and income-producing assets, are generally illiquid. Real estate investments are relatively illiquid, therefore, it may be difficult for us to sell such assets if the need or desire arises and otherwise the Company’s ability to make rapid adjustments in the size and content of our income property portfolio or other real estate assets in response to economic or other conditions is limited. Illiquid assets typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. In addition, validating third party pricing for illiquid assets may be more subjective than more liquid assets. As a result, if we are required to liquidate all or a portion of certain of our real estate assets or income producing asset portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. Further, certain expenditures necessary to operate our income property operations, real estate operations and golf operations generally do not decrease and may in fact increase in response to weakening economic conditions or other market disruptions, which expenditures may include maintenance costs, insurance costs, and in some instances, interest expense. This relationship of revenue and expenditures may result, under certain market conditions, in reduced operating results and cash flows and thereby could have an adverse effect on the Company’s financial condition.

Continued or increased operating losses from the golf operations may adversely impact the Company’s results of operations and cash flows. The Company has golf operations consisting of the LPGA International Golf Club, a semi-private golf club in Daytona Beach, Florida, consisting of the following: two 18-hole golf courses, a food and beverage operation, a private event operation, and club memberships. A third party manages these operations, on behalf of the Company, and employs the personnel. Since its inception the golf operation has generated negative cash flows. In 2011, the Company recognized an impairment of approximately $4.0 million on the long-lived assets of the golf operations. In January 2017 the Company invested an additional $1.6 million of capital in the golf operations to buy-out of the long-term land lease with the City of Daytona Beach. The results of operations from the golf operations are subject to the typical execution risks inherent with many golf, retail and club operations including, but not limited to: maintenance, merchandising, pricing, customer service, competition, cost of food, beverage and retail products, consumer preferences and behavior, safety, compliance with various federal, state and local laws, ordinances and regulations, environmental contamination, weather conditions, or other trends in the local market. Although the negative cash flows generated by the golf operations decreased substantially or did not worsen in 2015 and 2016, any one of these execution risk factors could negatively impact the golf operations and thereby adversely impact the Company’s financial condition, results of operations and cash flows.

Competition, seasonality and market conditions relating to golf operations could adversely affect our operating results. Our golf operations face competition from similar golf operations in the surrounding areas, primarily Daytona Beach and other areas of Volusia County. Any new competition from golf operations that are developed close to our existing golf operations also may adversely impact the results of our golf operations. Our golf operations are also subject to changes in market conditions, such as population trends, consumer demand and changing demographics, any of which could adversely affect results of operations. In addition, our golf operations may suffer if the economy weakens, if the popularity of golf continues to decrease, or if unusual weather conditions or other factors cause a reduction in rounds played. Our golf operations are also seasonal, primarily due to the impact of the winter tourist season and Florida’s summer heat and rain. Should any of these factors impact our golf operations unfavorably our financial condition, results of operations and cash flows would be impacted adversely.

The revenues from our golf operations depend on a third-party operator that we do not control. We currently utilize a third-party to manage and operate our golf operations. As a result, we do not directly implement operating business decisions with respect to the operation and marketing of our golf operations, and personnel decisions. For our golf operations these decisions may concern course maintenance, membership programs, marketing programs, and employee matters. The amount of revenue that we generate from the golf operations is dependent on the ability of the third-party manager to maintain and seek to increase the gross receipts and manage and possibly decrease the expenses at LPGA International. If the revenues from our golf operations decline or the operating expenses increase at a rate that is inconsistent with revenues our results of operations and our cash flows would be adversely affected, and our financial condition may be adversely impacted should we be required to recognize additional impairments on the long-lived assets of the golf operations, including our recently invested capital.

Our investment strategy may involve credit risk. As part of our business strategy, we have invested in commercial loans secured by commercial real estate and may in the future invest in other commercial loans or similar financings secured by real estate. Investments in commercial loans or similar financings of real estate involve credit risk with regard to the borrower, the borrower’s operations and the real estate that secures the financing. The credit risks include, but are not limited to, the ability of the borrower to execute their business plan and strategy, the ability of the borrower to sustain and/or improve the operating results generated by the collateral property, the ability of the borrower to continue as a going concern, and the risk associated with the market or industry in which the collateral property is utilized. Our evaluation of the investment opportunity in a mortgage loan or similar financing includes these elements of credit risk as well as other underwriting criteria and factors. Further, we may rely on third party resources to assist us in our investment evaluation process and otherwise in conducting customary due diligence. Our underwriting of the investment or our estimates of credit risk may not prove to be accurate, as actual results may vary from our estimates. In the event we underestimate the performance of the borrower and/or the underlying real estate which secures our commercial loan or financing, we may experience losses or unanticipated costs regarding our investment and our financial condition, results of operations, and cash flows may be adversely impacted.

Because of competition, we may not be able to acquire commercial loans or similar financings at all or at favorable yields. We may not be able to execute our strategy of acquiring commercial loans or similar financings at favorable spreads over our borrowing costs. We compete with many other investment groups including REITs, public and private investment funds, life insurance companies, commercial and investment banks, and commercial finance companies, including some of the third parties with which we expect to have relationships. In most instances the competition has greater financial capacity, larger organizations and operating presence in the market. As a result, we may not be able to acquire commercial loans or similar financings in the future at all or at favorable spreads over our borrowing costs, which could adversely impact our results of operations and cash flows and would likely result in the need for any growth in our portfolio of income-producing assets to be achieved through the acquisition of income properties.

Debt and preferred equity investments could cause us to incur expenses, which could adversely affect our results of operations. We currently own, or may own in the future, investments in first mortgages, mezzanine loans, junior participations and preferred equity interests. Such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests including through foreclosure proceedings. Borrowers may contest enforcement of foreclosure or our other remedies, and may seek bankruptcy protection to potentially block our actions to enforce their obligations to us. Relatively high loan-to-value ratios and declines in the value of the underlying collateral property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property’s investment potential. Although we maintain and regularly evaluate financial reserves to properly accrue for potential future losses, our reserves would reflect management’s judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves, if any, will be adequate over time to protect against future losses due to unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers, or their properties are located. If we are unable to enforce our contractual rights, including but not limited to, taking possession of the collateral property in a foreclosure circumstance, or our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial condition, results of operations, and cash flows.

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

We may invest in fixed-rate loan investments, and an increase in interest rates may adversely affect the value of these investments, which could adversely impact our financial condition, results of operations and cash flows. Increases in interest rates may negatively affect the market value of our investments, particularly any fixed-rate commercial loans or other financings we have invested in. Generally, any fixed-rate commercial loans or other financings will be more negatively affected by rising interest rates than adjustable-rate assets. We are required to reduce the book value of our investments by the amount of any decrease in their fair value. Reductions in the fair value of our investments could decrease the amounts we may borrow to purchase additional commercial loan or similar financing investments, which could impact our ability to increase our operating results and cash flows. Furthermore, if our borrowing costs are rising while our interest income is fixed for the fixed-rate investments, the spread between our borrowing costs and the fixed-rate we earn on the commercial loans or similar financing investments will contract or could become negative which would adversely impact our financial condition, results of operations, and cash flows.

The commercial loans or similar financings we currently own or may acquire that are secured by commercial real estate typically depend on the ability of the property owner to generate income from operating the property. Failure to do so may result in delinquency and/or foreclosure. Commercial loans are secured by commercial property and are subject to risks of delinquency and foreclosure and therefore the risk of loss. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. In the event of any default under a commercial loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial loan, which could have a material adverse effect on our financial condition, operating results and cash flows. In the event of the bankruptcy of a commercial loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed commercial loan. If the borrower is unable to repay a mortgage loan or similar financing our inability to foreclose on the asset in a timely manner, and/or our inability to obtain value from reselling or otherwise disposing of the asset for an amount equal to our investment basis, would adversely impact our financial condition, results of operations, and cash flows.

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

We may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due. If a borrower defaults on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. Conversely, some of our commercial loans may be unsecured or are secured only by equity interests in the borrowing entities. These loans are subject to the risk that other lenders in the capital stack may be directly secured by the real estate assets of the borrower or may otherwise have a superior right to repayment. Upon a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate. In such cases, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the borrower before a default and, as a result, the value of the collateral may be reduced by acts or omissions by owners or managers of the assets. In addition, the value of the underlying real estate may be adversely affected by some or all of the risks referenced above that pertain to the income-producing properties that we own.

Some of our commercial loans may be backed by individual or corporate guarantees from borrowers or their affiliates which guarantees are not secured. If the guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged as collateral for other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed to us under our loans and guarantees. As a result of these factors, we may suffer additional losses which could have a material adverse effect on our financial performance.

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

Investments in securities of companies operating in the real estate industry, including debt and equity instruments such as corporate bonds, preferred or common stock, or convertible instruments could cause us to incur losses or other expenses which could adversely affect our financial position, results of operations, and cash flows. We have owned and may own in the future, investments in corporate securities of companies operating in the real estate industry including debt and equity instruments such as corporate bonds, preferred or common stock, or convertible instruments. Certain of these investments may be traded on an exchange or other active market whereby the price of the underlying instrument is quoted daily and those quoted prices and thus the market value of the instrument varies during a given trading day. Certain of these investments may be traded on an exchange or market that is not deemed an active market but where the price of the investment fluctuates daily or otherwise. Adverse fluctuations in the value of these investments, whether market-generated or not, are reflected as unrealized losses on our balance sheet. We may choose to or be required to liquidate these investments in whole or in part and at prices that result in realized losses on our investment. Should we incur realized losses on liquidating these investments, our financial position, results of operations and cash flows would be adversely impacted.

The Company may be unable to obtain debt or equity capital on favorable terms, if at all, or additional borrowings may impact our liquidity. In order to further our business objectives, we may seek to obtain additional debt financing or raise equity capital and may be unable to do so on favorable terms, if at all. We may obtain unsecured debt financing in addition to our revolving credit facility which could decrease our borrowing capacity on the credit facility. Other sources of available capital may be materially more expensive or available under terms that are materially more restrictive than the Company’s existing debt capital, which would have an adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

An increase in our borrowing costs would adversely affect our financial condition and results of operations. While we have no short-term maturities in our long-term debt, should we seek to incur additional debt to help finance our acquisitions, increased interest rates would reduce the difference, or spread, that we may earn between the yield on the investments we make and the cost of the leverage we employ to finance such investments. It is possible that the spread on investments could be reduced to a point at which the profitability from investments would be significantly reduced or eliminated entirely. This would adversely affect our returns on our assets, our financial condition, our results of operations, and cash flows, and could require us to liquidate certain or all of these assets.

The Company’s revolving credit facility and secured financings include certain financial and/or other covenants that could restrict our operating activities, and the failure to comply with such covenants could result in a default that accelerates the required payment of such debt. As of December 31, 2016, the Company had approximately $34.3 million of outstanding indebtedness under the revolving credit facility and $62.3 million of secured debt. The revolving credit facility contains various restrictive covenants which include, among others, a maximum total indebtedness and limits on the repurchase of the Company’s stock and similar restrictions. In addition, the revolving credit facility contains certain financial covenants pertaining to debt service coverage ratios, maximum levels of investment in certain types of assets, the number and make-up of the properties in the borrowing base, and similar covenants typical for this type of indebtedness. The Company’s secured indebtedness generally contains covenants regarding debt service coverage ratios. The Company’s ability to meet or maintain compliance with these and other debt covenants may be dependent on the performance by the Company’s tenants under their leases. The Company’s failure to comply with certain of our debt covenants could result in a default that may, if not cured, accelerate the payment under such debt and limit the Company’s available cash flow for acquisitions, dividends, or operating costs, which would likely have a material adverse impact on the Company’s financial condition, results of operations, and cash flows. In addition, these defaults could impair the Company’s access to the debt and equity markets.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt. Our ability to make scheduled payments of the principal of, to pay interest on, to pay any cash due upon conversion of, or to refinance our indebtedness, including the Notes, depends on our future operating and financial performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

The fundamental change purchase feature of our Notes may delay or prevent an otherwise beneficial attempt to take over our company. The terms of the Notes require us to offer to purchase the Notes for cash in the event of a fundamental change, as defined in the indenture agreement of the Notes. A non-stock takeover of the Company may trigger the requirement that we purchase the Notes. This feature may have the effect of delaying or preventing a takeover of the Company that would otherwise be beneficial to investors.

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

The accounting method for our Notes, which may be settled in cash, may have a material effect on our reported financial results. Under Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of shareholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income (or greater net loss) in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock.

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

Declines in value of the assets in which we invest will adversely affect our financial condition and results of operations, and make it costlier to finance these assets. Generally, we use our income property investments as collateral for our financings or as the borrowing base for our credit facility. Any decline in their value, or perceived market uncertainty about their value, could make it difficult for us to obtain or renew financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place.

Our operations could be negatively impacted by the loss of key management personnel. We believe our future success depends, to a significant extent, on the efforts of each member of the Company’s senior management and our ability to attract and retain key personnel. The loss of, or our inability to replace, any member of senior management could adversely affect our operations and our ability to execute our business strategies and thereby our financial condition, results of operations and cash flows. We maintain key man life insurance on our Chief Executive Officer, but we do not have key man life insurance policies on the other members of our senior management.

The Company has a single shareholder that beneficially owns approximately 27% of the Company’s outstanding common stock and exercises the related voting rights of those shares. The significance of its investment and its recent actions could have a material adverse impact on the Company’s results of operations, cash flows, the trading price of our stock, and business operations. Wintergreen Advisers, LLC, an institutional investment advisory firm (“Wintergreen”), manages Wintergreen Fund, a public mutual fund (the “Fund”) and other investment vehicles that, based on Wintergreen’s statements to the Company, collectively beneficially own approximately 27% of the outstanding common stock of the Company. Based on publically available information, the Fund’s ownership of our shares has become an increasingly more significant component of the Fund and may be the second largest holding of the Fund. With regard to the significance of the Fund’s investment in the Company as a percentage of its total investments, certain securities limitations imposed on the Fund regarding ownership levels in illiquid stocks may require the Fund to liquidate some amount of the shares it owns in the Company, which, depending upon the number of shares sold and the manner in which those shares are liquidated, could have a adversely impact our stock price. Beginning in the fourth quarter of 2015 and continuing to the present, the Company has received communications from Wintergreen, and Wintergreen has made public filings which have led and will likely lead to the Company having to incur costs for legal representation, accounting services, or other third party costs to address any claims, allegations or other matters contained in these communications or as a result of other actions taken by Wintergreen. Further, in February 2017 Wintergreen filed a complaint in the Circuit Court of the Seventh Judicial Circuit in Volusia County, Florida (the “Wintergreen Complaint”) against the Company and each of its directors. The Wintergreen Complaint will likely cause the Company to incur costs for legal representation and potentially accounting and other third party services. Such costs, while not reasonably estimable, may represent significant costs for the Company which would have an adverse impact on the Company’s results of operations and cash flows.

Our operations and properties could be adversely affected in the event of a hurricane, earthquake, natural disaster, or other significant disruption. Our corporate headquarters and many of our properties are located in Florida, where major hurricanes have occurred. We have income properties in California where earthquakes have occurred. We have income properties in other states or regions that experience similar or other natural disasters. Depending on where any particular hurricane makes landfall, our properties in Florida could experience significant damage. Similarly, should an earthquake occur in California, our properties there could incur significant damage. In addition, the occurrence and frequency of hurricanes in Florida could also negatively impact demand for our real estate assets because of consumer perceptions of hurricane risks. In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Florida and other states, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts, and heat waves, could have an adverse effect on our ability to develop properties or realize income from our properties. If a hurricane, earthquake, natural disaster or other similar significant disruption occurs, we may experience disruptions to our operations and damage to our properties, which could have an adverse effect on our business, our financing condition, our results of operations, and our cash flows.

Uninsured losses may adversely affect the Company’s ability to pay outstanding indebtedness. The Company’s income-producing properties are generally covered by comprehensive liability, fire, and extended insurance coverage, typically paid by the tenant under the triple-net and double-net lease structure. The Company’s golf operations and assets are similarly covered by the aforementioned insurance coverages. The Company believes that the insurance carried on our properties and golf assets is adequate and in accordance with industry standards. There are, however, types of losses (such as from hurricanes, earthquakes, floods or other types of natural disasters, or wars, terrorism, or other acts of violence) which may be uninsurable or the cost of insuring against these losses may not be economically justifiable. If an uninsured loss occurs or a loss exceeds policy limits, the Company could lose both its invested capital and anticipated revenues from the property, thereby reducing the Company’s cash flow, impairing the value of the income property or golf assets and adversely impacting the Company’s financial condition and results of operations.

Acts of violence, terrorist attacks or war may affect the markets in which the Company operates and adversely affect the Company’s results of operations and cash flows. Terrorist attacks or other acts of violence may negatively affect the Company’s operations. There can be no assurance that there will not be terrorist attacks against businesses within the United States. These attacks may directly impact the Company’s physical assets or business operations or the financial condition of its tenants, lenders or other institutions with which the Company has a relationship. The United States may be engaged in armed conflict, which could have an impact on these parties. The consequences of armed conflict are unpredictable, and the Company may not be able to foresee events that could have an adverse effect on its business. More generally, the occurrence of any of these events or the threat of these events, could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies. They also could result in, or cause an economic recession in the United States or abroad. Any of these occurrences could have an adverse impact on the Company’s financial condition, results of operations or cash flows.

We are highly dependent on information systems and certain third-party technology service providers, and systems failures not related to cyber-attacks or similar external attacks could significantly disrupt our business, which may, in turn, negatively affect the market price of our securities and adversely impact our results of operations and cash flows. Our business is highly dependent on communications and information systems. Any failure or interruption of our systems or our networks could cause delays or other problems in our operations and communications. We rely heavily on our financial, accounting and other data processing systems. In addition, much of our information technology infrastructure is or may be managed by third parties and as such we also face the risk of operational failure, termination, or capacity constraints by any of these third parties with which we do business or that facilitate our business activities. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or disruption of our networks or systems or any failure to maintain performance, reliability and security of our technological infrastructure, but significant events impacting our systems or networks could have a material adverse effect on our operating results and cash flows and negatively affect the market price of our securities.

Cybersecurity risks and cyber incidents could adversely affect the Company’s business and disrupt operations. Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation, and reputational damage adversely affecting customer or investor confidence. Should any such cyber incidents or similar events occur, the Company’s assets, particularly cash, could be lost and, as a result, the Company’s ability to execute its business and strategy could be impaired, thereby adversely affecting its financial condition, results of operations, and cash flows.

Land use and environmental regulations could restrict, make costlier, or otherwise adversely impact our business. We are subject to a wide variety of federal, state, and local laws and regulations relating to land use, and development and permitting, and environmental compliance obligations. Any failure to comply with these laws or regulations could result in capital or operating expenditures or the imposition of significant financial penalties or restrictions on our operations that could adversely affect present and future operations or our ability to sell land, and thereby, our financial condition, results of operations, and cash flows. Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer. Additionally, development moratoriums may be imposed due to, among other possibilities, inadequate traffic capacity provided by existing roadways. In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year. If municipalities in which we own land take these or similar actions, acquirers of our land assets may experience delays, increasing costs, or limitations in the ability to operate in those municipalities, which may have an adverse impact on our financial condition, results of operations, and cash flows.

We may encounter environmental problems which require remediation or the incurrence of significant costs to resolve which could adversely impact our financial condition, results of operations, and cash flows. Under various federal, state and local laws, ordinances and regulations, we may be required to investigate and clean up certain hazardous or toxic substances released on or in properties we own or operate or that we previously owned or operated, and also may be required to pay other costs relating to hazardous or toxic substances or incur costs or obligations associated with wetland areas on our land holdings. Any such liability may be imposed without regard to whether the Company’s management had knowledge or were otherwise aware of the origination of the environmental or wetland issues or were responsible for their occurrence. The presence of environmental issues or the failure to remediate properly any such losses at any of our properties or on our land holdings may adversely affect our ability to sell or lease those properties, or to borrow using those properties as collateral. The costs or liabilities could exceed the value of the affected real estate. The costs or liabilities associated with resolving environmental or wetland issues could be significant.

The uses of any of our income properties prior to our acquisition, and the building materials used in the construction of the property are among the property-specific factors that will affect how the environmental laws are applied to our properties. In general, before we acquire our income properties, independent environmental consultants are engaged to conduct Phase I environmental assessments, which generally do not involve invasive techniques such as soil or groundwater sampling.  Depending on the Phase I results, we may elect to obtain Phase II environmental assessments which do involve this type of sampling. There can be no assurance that environmental liabilities have not developed since these environmental assessments were performed or that future uses or conditions (including changes in applicable environmental laws and regulations) or new information about previously unidentified historical conditions will not result in the imposition of environmental liabilities.

If we are subject to any material costs or liabilities associated with environmental or wetland issues, our financial condition, results of operations and our cash flows could be adversely affected.

Under the Americans with Disabilities Act of 1990, all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons, compliance with which may be costly. Compliance with the ADA requirements could involve modifications to our income properties or golf operations. Other federal, state and local laws may require modifications to or restrict further renovations of our income properties or golf operations. Although we believe that our income properties and golf operation facilities are sufficiently in compliance with current requirements, noncompliance with the ADA or related laws or regulations could result in the imposition of governmental fines or in the award to private litigants of damages against us. Costs such as these, as well as the general costs of compliance with these laws or regulations, may adversely affect our financial condition, results of operations, and cash flows.

Compliance with proposed and recently enacted changes in securities laws and regulations increases our costs. The Dodd-Frank Act contains many regulatory changes and calls for future rulemaking that may affect our business. The final and complete set of regulations promulgating the Dodd-Frank Act has not yet been published. We are evaluating, and will continue to evaluate, the potential impact of regulatory change under the Dodd-Frank Act and other changes in securities laws and regulations.

The market value of the Company’s securities is subject to various factors that may cause significant fluctuations or volatility. As with other publicly-traded securities, the market price of the Company’s common stock and convertible notes depends on various factors, which may change from time-to-time and/or may be unrelated to the Company’s financial condition, results of operations, or cash flows and such factors may cause significant fluctuations or volatility in the market price of the Company’s securities. These factors include, but are likely not limited to, the following:

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

The Company’s failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results, and price of our securities. Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) as amended or modified from time to time, requires annual management assessments of the effectiveness of the Company’s internal control over financial reporting. If the Company fails to maintain the adequacy of its internal control over financial reporting, the Company may not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting and therefore would likely not be in compliance with SOX. An effective system of internal controls over financial reporting, particularly those related to revenue recognition, are necessary for the Company to prepare and produce reliable financial reports and to maintain its qualification as a public company and are important in reducing the risk of financial fraud. If the Company cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, qualification as a public company listed on the New York Stock Exchange MKT, or the NYSE MKT, could be jeopardized, investors could lose confidence in the Company’s reported financial information, and the market price of the Company’s securities could drop significantly.

The Company’s ability to pay dividends in the future is subject to many factors. The Company has consistently paid a dividend since 1976. The Company’s ability to continue to pay dividends may be adversely impacted if any of the events or conditions associated with the risks described in this section were to occur. Payment of the Company’s dividend depends upon the Company’s financial condition, results of operations, and cash flows.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.              PROPERTIES

As of December 31, 2016, the Company owns the following properties: i) land holdings of approximately 9,800 acres in the Daytona Beach area of Volusia County; ii) twenty-one single-tenant retail buildings located in Arizona, California, Florida, Georgia, Maryland, North Carolina, Texas, Virginia, and Washington; iii) ten multi-tenant properties located in California, Florida, Nevada, and Texas four of which were self-developed and are located in Daytona Beach, Florida; and iv) full or fractional subsurface oil, gas, and mineral interests of approximately 500,000 “surface acres” in 20 counties in Florida. As of February 10, 2017, subsequent to the Minto Sale, the Company’s land holdings totaled approximately 8,200 acres.

ITEM 3.              LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of our business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving this property. The proposed road modifications would impact access to the property. The Company does not believe the road modifications provided a basis for Harris Teeter to terminate the Lease. Regardless, in January 2013, the North Carolina Department of Transportation (“NCDOT”) proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte proposed to build and maintain a new access road/point into the property. Construction has begun and is not expected to be completed before the second quarter of 2017.  Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease if this project is built as currently redesigned. Because the redesigned project will not be completed until late 2017 to mid-2018, the condemnation case has been placed in administrative closure. As a result, the trial and mediation will not likely be scheduled until requested by the parties, most likely in late 2018.

On February 15, 2017, Wintergreen Advisers, LLC (“Wintergreen”) filed a complaint in the Circuit Court of the Seventh Judicial Circuit in Volusia County, Florida (the “Wintergreen Complaint”) against the Company and each of its directors. The Wintergreen Complaint seeks an order compelling the Company to either include Wintergreen’s four director nominees, all of whom are employees or hired consultants of Wintergreen, in the Company’s proxy statement as nominees to be voted on at the Company’s 2017 Annual Meeting of Shareholders (the “2017 Annual Meeting”) or permit Wintergreen to bring their proposed nominees before the Company’s shareholders at the 2017 Annual Meeting. The Company believes that the Wintergreen Complaint has no legal merit and the Company intends to defend the interests of all CTO shareholders by vigorously resisting the remedies sought in the Wintergreen Complaint. The Wintergreen Complaint does not seek monetary remedies or compensation for damages or similar contingencies. However, defending against the Wintergreen Complaint will likely require cash outlays, for legal and other expenses, as well as, commitment of management resources. As of the date of this report the Company is not able to estimate the amount of such costs.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

COMMON STOCK PRICES AND DIVIDENDS

The Company’s common stock trades on the NYSE MKT under the symbol CTO. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends, which were paid semi-annually prior to June 30, 2016 and quarterly thereafter, per share over the two years ended December 31, 2016:

2016	$0.12
2015	$0.08

The level of future dividends will be subject to an ongoing review of the Company’s operating results and financial position and, among other factors, the overall economy, with an emphasis on our local real estate market and our capital needs.

Indicated below are high and low sales prices of our stock for each full quarter within the last two fiscal years. All quotations represent actual transactions.

	2016		2015
	High	Low	High	Low
	$	$	$	$
First Quarter	53.00	42.53	64.37	51.96
Second Quarter	50.41	44.48	60.00	53.03
Third Quarter	53.00	46.24	60.04	48.11
Fourth Quarter	55.80	48.65	60.09	48.49

The number of shareholders of record as of February 15, 2017 (without regard to shares held in nominee or street name) was 351.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2016, which were not previously reported.

The following share repurchases were made during the year ended December 31, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
1/1/2016 - 1/31/2016	—	$—	—	$10,028,941
2/1/2016 - 2/29/2016	24,024	46.21	24,024	8,918,687
3/1/2016 - 3/31/2016	4,838	47.41	4,838	8,689,328
4/1/2016 - 4/30/2016	832	49.25	832	8,648,352
5/1/2016 - 5/31/2016	33,057	48.94	33,057	7,030,406
6/1/2016 - 6/30/2016	—	—	—	7,030,406
7/1/2016 - 7/31/2016	10,093	48.65	10,093	6,539,389
8/1/2016 - 8/31/2016	32,399	49.04	32,399	4,950,510
9/1/2016 - 9/30/2016	8,186	49.58	8,186	4,544,646
10/1/2016 - 10/31/2016	13,103	50.24	13,103	3,886,367
11/1/2016 - 11/30/2016	10,801	50.10	10,801	3,345,188
12/1/2016 - 12/31/2016	14,120	52.98	14,120	2,597,045
Total	151,453	$49.07	151,453	$2,597,045

STOCK PERFORMANCE GRAPH

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Consolidated-Tomoka Land Co., the NYSE MKT Composite Index, and a Peer Group

The following performance graph shows a comparison of cumulative total shareholder return from a $100 investment in stock of the Company over the five-year period ending December 31, 2016, with the cumulative shareholder return of the NYSE MKT Composite Index, a Real Estate Industry Index provided by Research Data Group that consists of Alico Inc., Forestar Group Inc., Getty Realty Corp., Gramercy Property Trust Inc., Resource Capital Corp., Stratus Properties Inc., Tejon Ranch Company, The New Home Company Inc., The St. Joe Company, and Whitestone Reit (collectively the “Peer Group”). The Company adjusted its Peer Group in 2015, and therefore the performance graph disclosures, because the Company believes the Peer Group reflects a mix of public companies that is reasonably comparable to the businesses of the Company, including the investment in and operation of income-producing properties, real estate operations including land management, and Subsurface Interests.

	12/11	12/12	12/13	12/14	12/15	12/16
Consolidated-Tomoka Land Co.	100.00	114.71	134.45	207.06	195.88	199.00
NYSE MKT Composite	100.00	106.15	115.07	118.71	106.60	117.67
Peer Group	100.00	136.40	142.44	134.76	118.46	133.58

ISSUER REPURCHASES OF EQUITY SECURITIES

In November 2008, the Company’s Board of Directors authorized the Company to repurchase from time to time up to $8 million of its common stock. There was no expiration date for the repurchase authorization. The Company repurchased 4,660 shares of its common stock at a cost of approximately $105,000, or an average price per share of $22.46, through December 31, 2013, and those shares were retired. During 2014, the Company repurchased an additional 25,836 shares of its common stock on the open market for a total cost of approximately $928,000, or an average price per share of $35.92, and placed those shares in treasury. During the year ended December 31, 2015, the Company repurchased an additional 119,403 shares of its common stock on the open market for a total cost of approximately $6.5 million, or an average price per share of $54.31, and placed those shares in treasury, thereby completing the $8 million share repurchase program.

In the fourth quarter of 2015, the Company announced a new $10 million stock repurchase program (the “$10 Million Repurchase Program”). Under the $10 Million Repurchase Program, during the year ended December 31, 2016, the Company repurchased 151,453 shares of its common stock on the open market for a total cost of approximately $7.4 million, or an average price per share of $49.07, and placed those shares in treasury.

ITEM 6.              SELECTED FINANCIAL DATA

The following table summarizes our selected historical financial information for each of the last five fiscal years. The selected financial information has been derived from our audited Consolidated Financial Statements. Additional data for fiscal years 2016, 2015, and 2014 is included elsewhere in this report.

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Years Ended
	2016	2015	2014	2013	2012
	(In thousands except per share amounts)
Summary of Operations:
Total Revenues	$71,075	$42,998	$36,057	$26,070	$16,581
Total Direct Cost of Revenues	(25,840)	(13,768)	(12,537)	(10,855)	(7,322)
General and Administrative	(10,298)	(8,754)	(7,017)	(5,434)	(6,624)
Impairment Charges	(2,181)	(510)	(421)	(616)	—
Depreciation and Amortization	(8,195)	(5,213)	(3,490)	(2,886)	(2,011)
Gain on Disposition of Assets	12,759	5,517	1	—	240
Operating Income	37,320	20,270	12,593	6,279	864
Interest Expense, Net of Investment Income	(9,284)	(6,712)	(2,378)	(1,826)	(647)
Loss on Early Extinguishment of Debt	—	—	—	—	(246)
Income Tax Benefit (Expense)	(11,837)	(5,269)	(3,831)	(1,891)	29
Income from Continuing Operations	16,199	8,289	6,384	2,562	—
Income from Discontinued Operations, Net of Tax	—	—	—	1,121	599
Net Income	16,199	8,289	6,384	3,683	599
Less: Net Loss Attributable to Noncontrolling Interest in Consolidated VIE	52	58	—	—	—
Net Income Attributable to Consolidated-Tomoka Land Co.	$16,251	$8,347	$6,384	$3,683	$599
Basic Earnings Per Share:
Income from Continuing Operations	$2.86	$1.44	$1.11	$0.44	$—
Income from Discontinued Operations, Net of Tax	—	—	—	0.20	0.10
Net Income	$2.86	$1.44	$1.11	$0.64	$0.10
Diluted Earnings Per Share:
Income from Continuing Operations	$2.85	$1.43	$1.10	$0.44	$—
Income from Discontinued Operations, Net of Tax	—	—	—	0.20	0.10
Net Income	$2.85	$1.43	$1.10	$0.64	$0.10
Dividends Paid Per Share	$0.12	$0.08	$0.07	$0.06	$0.04
Summary of Financial Position:
Property, Plant, and Equipment - Net	$267,611	$257,256	$180,789	$147,139	$124,348
Total Assets	$408,623	$404,354	$275,231	$225,325	$184,506
Shareholders’ Equity	$148,276	$134,781	$128,405	$120,169	$114,217
Long-Term Debt	$166,245	$166,797	$102,579	$62,368	$28,936

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

Forward-Looking Statements

When the Company uses any words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon current expectations and reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors or risks that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K or any document incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K.

OVERVIEW

We are a diversified real estate operating company. We own and manage thirty-one commercial real estate properties in ten states in the U.S. As of December 31, 2016, we owned twenty-one single-tenant and ten multi-tenant income-producing properties with approximately 1,700,000 square feet of gross leasable space. We also own and manage a land portfolio of approximately 9,800 acres. As of February 10, 2017, subsequent to the Minto Sale (hereinafter defined), the Company’s land holdings totaled approximately 8,200 acres. As of December 31, 2016, we had three commercial loan investments including one fixed-rate and one variable-rate mezzanine commercial mortgage loan, and a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan. Our golf operations consist of the LPGA International Golf Club, which is managed by a third party. We also lease some of our land for nineteen billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage subsurface interests. The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Strategic Alternatives. In late 2015, the Company had received a shareholder proposal to be voted upon by the Company’s shareholders at the 2016 annual meeting, requesting that the Board engage an independent advisor to evaluate a sale of the Company or the orderly liquidation of its assets (the “Shareholder Proposal”).  In November 2015, the Board decided to initiate the process called for by the Shareholder Proposal in advance of the annual meeting scheduled for April 2016. In early 2016, a special committee (the “Special Committee”) comprised entirely of independent directors on the Company’s Board commenced an exploration of strategic alternatives for maximizing shareholder value, including the options of sale of the Company, sale of assets or continued pursuit of the Company’s business plan (the “Strategic Review”). After interviewing and considering the proposals of nine financial advisory firms, the Special Committee engaged Deutsche Bank Securities Inc. (“Deutsche Bank”) to serve as financial advisor to the Special Committee in connection with the Strategic Review. Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”) acted as legal counsel to the Special Committee, the Board and the Company.

The Strategic Review was deliberate and comprehensive and included consideration of a wide range of potential alternatives, including the sale of the Company, the sale of all or a portion of the Company’s assets, and other options, including the continuation of the Company’s business plan. The Company notes the following with regard to the Strategic Review:

•

As part of the Strategic Review, solicitation materials with respect to a potential strategic transaction with the Company, prepared with the assistance of Deutsche Bank, were delivered to more than 200 parties.

•	Such parties included potential buyers of the Company, merger partners, land investors, high net worth individuals, REITs, and opportunity funds and private equity funds.
•	More than 20 parties executed non-disclosure agreements and received detailed financial and operating information from the Company.
•	No minimum or maximum price requirement was communicated to potential bidders.

•

Deutsche Bank’s fee was contingent on completion of a transaction. As no transaction was completed, Deutsche Bank received no payment other than expense reimbursements. There was no retainer paid to Deutsche Bank.

•

The Company did not place any restrictions on the form of transaction to be proposed, nor were there any requirements concerning the retention or compensation of any individuals or group of individuals within the Company’s current management team.

The Company notes the following with regard to the potential strategic transactions that were considered by the Special Committee:

•

Two potential bidders visited the Company’s headquarters and met with the Company’s senior management to discuss a potential transaction, and executives of both potential bidders toured the Company’s Daytona Beach assets. No potential bidders were denied an opportunity for such a visit.

•	Ultimately, the Company received two offers from interested parties, both public real estate companies; one of comparable size to the Company, and the other a smaller company.
•

Both offers were to acquire 100% of the Company’s outstanding stock via an all-stock merger. In both offers, the consideration consisted of securities of the offeror, and in connection with one or both offers the leverage level of the potential bidder would have resulted in the combined Company having a leverage level unfavorable for a public real estate company. Due to the proposed form of consideration, both offers required the Company to undertake thorough valuations of the bidders’ businesses to understand the value of the securities being offered as consideration.

•	The offers reflected a price-per-share offer for the Company’s common stock of no greater than a 5% premium to the then trading price of the Company’s stock.
•	Both offers were conditioned upon approval by the offerors’ shareholders.
•

The Strategic Review process, from evaluation of financial advisory firms through the conclusion of discussions with the interested parties that submitted offers, occurred over approximately eight months.

In July 2016, the Special Committee, in consultation with Deutsche Bank, exercised its independent judgment and, consistent with its fiduciary duty to act in the interests of all the Company’s shareholders, determined that neither offer sufficiently reflected the Company’s value and therefore would not have maximized value for the Company’s shareholders. The Special Committee concluded that the best way to maximize shareholder value and ultimately monetize the Company’s land and other assets was to continue to pursue the Company’s business plan. The Company and its Board of Directors remain committed to maximizing shareholder value and remain open at all times to considering any potentially value-enhancing opportunities.

Income Property Operations. We have pursued a strategy of investing in income-producing properties by utilizing, when possible, the proceeds from real estate transactions, including land sales and the disposition of other income properties, qualifying for income tax deferral through like-kind exchange treatment for tax purposes. During the year ended December 31, 2016, we acquired ten income properties: seven single-tenant income properties and three multi-tenant income properties, at an aggregate purchase price of approximately $86.7 million:

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
•

On September 22, 2016, the Company acquired approximately 0.91 acres in Dallas, Texas, leased to CVS Pharmacy (“CVS”). The 0.91 acres contains a 10,340 square-foot building occupied by CVS. The purchase price was approximately $14.9 million, and as of the acquisition date, the remaining term of the lease was approximately 25.4 years.

•

On September 29, 2016, the Company acquired a 116,334 square-foot building situated on approximately 10.64 acres in Raleigh, North Carolina, leased to a subsidiary of At Home Group, Inc. The purchase price was approximately $9.2 million, and as of the acquisition date, the remaining term of the lease was approximately 13.0 years.

•

On October 14, 2016, the Company acquired a 75,841 square-foot building situated on approximately 5.24 acres in Santa Clara, California for a purchase price of approximately $30.0 million. The two-tenant office building is 100% leased to Centrify Corporation and Adesto Technologies, and as of the acquisition date, the remaining lease terms were approximately 4.0 and 7.0 years, respectively.

•

On November 30, 2016, the Company acquired a 52,474 square-foot building situated on approximately 1.39 acres in Reno, Nevada for a purchase price of approximately $6.9 million. The retail building is 95% leased to Century Theatres, an affiliate of Cinemark, and as of the acquisition date, the remaining term of the lease was approximately 3.0 years.

Nineteen income properties were disposed of during the year ended December 31, 2016 for an aggregate sales price of approximately $74.3 million as described below:

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

•

On September 16, 2016, the Company sold its portfolio of fourteen single-tenant income properties (the “Portfolio Sale”). The properties include nine properties leased to Bank of America, located primarily in Orange County and also in Los Angeles County, California; two properties leased to Walgreens, located in Boulder, Colorado and Palm Bay, Florida; a property leased to a subsidiary of CVS located in Tallahassee, Florida; a ground lease for a property leased to Chase Bank located in Chicago, Illinois; and a ground lease for a property leased to Buffalo Wild Wings in Phoenix, Arizona. The sales price for the Portfolio Sale was approximately $51.6 million, which included the buyer’s assumption of the Company’s existing $23.1 million mortgage loan secured by the fourteen properties. The Portfolio Sale resulted in a net gain of approximately $11.1 million, or approximately $1.20 per share, after tax, during the third quarter of 2016, with a loss due to additional legal costs of approximately $82,000 recognized in the fourth quarter of 2016 for a final net gain of approximately $11.0 million. The Company’s net gain on the Portfolio Sale of approximately $11.1 million consists of approximately $11.4 million, which is included in gain on disposition of assets, offset by approximately $367,000 of unamortized loan costs on the $23.1 million mortgage loan which were written off and included in interest expense on the consolidated statement of operations.

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

On April 5, 2016, the Company entered into a 15-year lease with 24 Hour Fitness USA, Inc. (“24 Hour Fitness”) for the anchor space at The Grove property located in Winter Park, Florida. The lease is for approximately 40,000 square feet, or 36%, of the 112,000 square foot multi-tenant retail center. On July 6, 2016, the Company funded approximately $4.0 million into an escrow account for customary tenant improvements for the build out of the space to be occupied by 24 Hour Fitness. 24 Hour Fitness began drawing funds from escrow in September of 2016, and continued doing so in accordance with the lease as construction progressed. As of December 31, 2016, approximately $3.6 million of construction has been funded from the escrow account, leaving a remaining cash commitment of approximately $375,000. The balance was funded during January of 2017, 24 Hour Fitness completed construction, and the grand opening took place on February 4, 2017.

In addition, the Company has executed the following four separate leases at the Grove:

•	Wawa has executed a 20-year ground lease for an outparcel with expected completion in early 2018;
•	Quickly Boba, an Asian fusion café, executed a lease for 3,000 square feet;
•	Five Star Vision, a franchisee of Sprint Wireless executed a lease for approximately 1,200 square feet; and
•	Amazing Explorers Academy, a STEAM-based pre-school, executed a lease for approximately 12,000 square feet.

With these leases, The Grove, which is managed and being leased by a third party, is now approximately 50% leased. The Company expects the majority of the signed tenants to open for business late in the third quarter or early in the forth quarter of 2017.

Our current portfolio of twenty-one single-tenant income properties generates approximately $13.1 million of revenues from lease payments on an annualized basis and has a weighted average remaining lease term of 9.5 years as of December 31, 2016. Our current portfolio of ten multi-tenant properties generates approximately $8.8 million of revenue from lease payments on an annualized basis and has a weighted average remaining lease term of 5.6 years as of December 31, 2016.

We expect to continue to focus on acquiring income-producing properties during fiscal year 2017, and in the near term thereafter, and we expect to maintain our use of the aforementioned tax deferral structure in connection with such acquisitions whenever possible.

As part of our overall strategy for investing in income-producing investments, we have self-developed five multi-tenant properties, all of which are located in Daytona Beach, Florida. The first self-developed property, located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida, is an approximately 22,000 square foot, two-story, building, known as the Concierge Office Building, which was 100% leased as of December 31, 2016. The second two properties, known as the Mason Commerce Center, consist of two buildings totaling approximately 31,000 square-feet (15,360 each), which were 100% leased as of December 31, 2016. During 2014, construction was completed on two additional properties, known as the Williamson Business Park, which are adjacent to the Mason Commerce Center. Williamson Business Park consists of two buildings totaling approximately 31,000 square-feet (15,360 each). One of the two buildings in the Williamson Business Park was sold on April 22, 2016 for a gain of approximately $822,000. The remaining Williamson Business Park building was approximately 50% leased as of December 31, 2016. Of the ten multi-tenant properties owned as of December 31, 2016, four were self-developed.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. Pursuant to our on-going review, nineteen properties were sold during the year ended December 31, 2016, including the Portfolio Sale.

Real Estate Operations. As of December 31, 2016, the Company owned approximately 9,800 acres of land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Presently, the majority of this land is used for agricultural purposes. Approximately 1,100 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 8,700 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,100 acres which are located further west of Interstate 95 and a few miles north of Interstate 4 and this land is generally well suited for industrial purposes. As of February 10, 2017, subsequent to the Minto Sale (hereinafter defined), the Company’s land holdings totaled approximately 8,200 acres of which approximately 7,100 acres are located on the west side of Interstate 95.

Real estate operations revenue consisted of the following for the years ended December 31, 2016, 2015, and 2014, respectively:

	2016	2015	2014
Revenue Description	($000's)	($000's)	($000's)
Land Sales Revenue	$11,871	$4,276	$8,744
Tomoka Town Center - Percentage of Completion Revenue	17,490	8,128	—
Revenue from Reimbursement of Infrastructure Costs	4,500	—	—
Impact Fee and Mitigation Credit Sales	2,220	463	926
Subsurface Revenue	1,802	3,003	3,704
Fill Dirt and Other Revenue	261	73	119
Total Real Estate Operations Revenue	$38,144	$15,943	$13,493

For several years preceding the significant downturn in the U.S. economy in 2008, the Company’s land transaction activity had been reasonably strong. During 2009, however, land transactions decreased significantly, and in fiscal years 2010 and 2011, effectively no contracts for land transactions were entered into and no land transactions were closed. We believe the trend in Company revenues and income from real estate operations during this period were consistent with the overall trend of the national and local economies and the real estate markets in general. In the last several years, certain of the mass transit routes serving the Daytona Beach area, including both Interstate 95 and Interstate 4, have been widened or otherwise improved and in some instances are currently under construction to improve overpasses and expand the number of traffic lanes. We believe these improvements have or will benefit Company owned land and may have a positive impact on future activity of our land assets. Since 2012 the trend in entering into land transaction contracts and closing land transactions has improved markedly, as evidenced by the following summary (note the total proceeds listed below represent the gross sales price in the year the land transaction closed is not meant to represent revenue recognized during the year due to the timing of percentage-of-completion revenue recognition and incentive revenue on certain land transactions):

•	In 2012, we completed the sale of 16.6 acres for total proceeds of approximately $618,000;
•	In 2013, we completed the sale of three land transactions of approximately 11.7 acres for total proceeds of approximately $3.0 million;
•	In 2014, we completed the sale of three land transactions of approximately 99.7 acres for total proceeds of approximately $8.8 million;
•	In 2015, we completed the sale of seven land transactions of approximately 114.1 acres for total proceeds of approximately $22.5 million; and
•	In 2016, we completed the sale of six land transactions of approximately 707.7 acres for total proceeds of approximately $13.8 million.

On February 10, 2017, the Company completed the sale of approximately 1,581 acres of land, or approximately 16% of its land holdings, to Minto Communities, LLC (“Minto”) for approximately $27.2 million (the “Minto Sale”), or approximately $17,200 an acre. On February 16, 2017, Margaritaville Holdings (“Margaritaville”) and Minto announced a partnership that will develop new active adult communities in some of the nation’s most popular destinations and that the first location of the all-new residential concept will open in Daytona Beach, Florida on the approximately 1,581 acres sold to Minto by the Company, and another approximately 1,686 acres the Company currently has under contract with Minto. Margaritaville and Minto indicated that the community would be branded as LATITUDE MARGARITAVILLE, Daytona Beach.

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

Other Real Estate Assets. The Company owns impact fees of approximately $925,000 and mitigation credits of approximately $1.4 million for a combined total of approximately $2.3 million as of December 31, 2016. As of December 31, 2015, the Company owned impact fees of approximately $3.1 million and mitigation credits of approximately $1.4 million for a combined total of approximately $4.5 million. During the years ended December 31, 2016 and 2015, the Company received cash payments of approximately $2.2 million and $463,000, respectively, for impact fees with a cost basis that was generally of equal value.

Land Impairments. During the year ended December 31, 2016, impairment charges totaled approximately $1.0 million on our undeveloped land holdings. Two of the ten executed purchase and sale agreements, as described in Note 20, “Commitments and Contingencies,” include approximately eight acres of land that have a higher cost basis than the remainder of the Company’s historic land holdings, as these acres were repurchased by the Company in previous years from the prior purchasers thereof (the “Repurchased Land”). In connection with those two contracts, the Company recognized impairment charges of approximately $717,000 and $311,000, respectively, in the second quarter of 2016. The total impairment charges represent the anticipated losses on the sales plus estimated closing costs. As of December 31, 2016, the land upon which the impairments were charged is still under contract to be sold. During the years ended December 31, 2015 and 2014, the Company did not recognize any impairments of its land holdings.

Beachfront Venture. During the year ended December 31, 2015, the Company acquired, through a real estate venture with an unaffiliated third party institutional investor, an interest in approximately six acres of vacant beachfront property located in Daytona Beach, Florida. The property was acquired for approximately $11.3 million of which the Company contributed approximately $5.7 million. As of December 31, 2015, the real estate venture was fully consolidated as the Company determined that it was the primary beneficiary of the variable interest entity. On November 17, 2016, the Company acquired the unaffiliated third party’s interest for approximately $4.8 million, a discount of approximately $879,000. The discount was recorded through equity on the consolidated balance sheet during the quarter and year ended December 31, 2016. The Company evaluated its interest in the six-acre vacant beachfront property for impairment and determined that no impairment was necessary as of December 31, 2016. As the Company owns the entire real estate venture as of December 31, 2016, there is no longer a consolidated VIE. The six acre vacant beachfront property asset totaled approximately $11.7 million as of December 31, 2016 which includes the additional land basis related to entitlement costs. The beachfront property received approval of the rezoning and entitlement of the site for up to approximately 1.2 million square feet of density. The Company is in negotiations with two prospective tenants, Cocina 214 Mexican Restaurant & Bar and LandShark Bar & Grill, to lease the two restaurants the Company intends to develop on the parcel. The zoning and entitlements received allow for the restaurant development and a larger scale vertical development should market conditions permit.

Subsurface Interests. The Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 500,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances additional revenues from royalties applicable to production from the leased acreage.

During November 2015, the Company hired Lantana Advisors, a subsidiary of SunTrust, to evaluate the possible sale of the Subsurface Interests. On April 13, 2016, the Company entered into a purchase and sale agreement with an affiliate of Land Venture Partners, LLC (“LVP”) for the sale of the Subsurface Interests, including the royalty interests in two operating oil wells in Lee County, Florida and its interests in the oil exploration lease with Kerogen Florida Energy Company LP, for a sales price of approximately $24 million (the “Subsurface Sale”). The Subsurface Sale was terminated on November 8, 2016.  The Company and LVP, amongst other things, were unable to reach a resolution on issues pertaining to the acceptability of title for a portion of the total acres in the Subsurface Interests.

During 2011, an eight-year oil exploration lease was executed. The lease calls for annual lease payments which are recognized as revenue ratably over the respective twelve-month lease periods. In addition, non-refundable drilling penalty payments are made as required by the drilling requirements in the lease which are recognized as revenue when received. Cash payments for both the annual lease payment and the drilling penalty, if applicable, are received in full on or before the first day of the respective lease year.

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

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the years December 31, 2016, 2015, and 2014, lease income of approximately $1.1 million, $1.7 million, and $2.9 million was recognized, respectively. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2017 or, if renewed, on similar terms or conditions.

During the years ended December 31, 2016, 2015, and 2014, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Production volume from these oil wells was 50,441 barrels in 2016, 62,745 barrels in 2015, and 64,835 barrels in 2014, resulting in revenues received from oil royalties of approximately $50,000, $68,000 and $198,000, respectively.

The Company is not prohibited from the disposition of any or all of the Subsurface Interests. Should the Company complete a transaction to sell all or a portion of the Subsurface Interests, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments such as income-producing properties. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee based on a percentage of the surface value. Cash payments for the release of surface entry rights totaled approximately $493,000, $995,000, and $4,000 during the years ended December 31, 2016, 2015, and 2014, respectively, which is included in revenue from real estate operations. During the fourth quarter of 2015, in conjunction with the release of the Company’s surface entry rights related to approximately 1,400 acres in Lee County, Florida, for a cash payment of approximately $920,000, the Company also received the 50% interest in the subsurface rights of those acres, which the Company did not previously own, for a fair value of approximately $68,000, which is also included in revenue from real estate operations.

In addition, the Company generated revenue of approximately $250,000, $73,000, and $119,000 during the years ended December 31, 2016, 2015, and 2014, respectively, from fill dirt excavation agreements.

Golf Operations. Golf operations consist a semi-private golf club consisting of the following: two 18-hole championship golf courses (an 18-hole course designed by Rees Jones, and an 18-hole course designed by Arthur Hills), with a three-hole practice facility also designed by Rees Jones; a clubhouse facility; food and beverage operations; and a fitness facility located within the LPGA International mixed-use residential community on the west side of Interstate 95 in Daytona Beach, Florida (collectively “LPGA International Golf Club”). In 2012 and 2013, we completed approximately $534,000 of capital expenditures to renovate the clubhouse facilities, including a significant upgrade of the food and beverage operations, addition of fitness facilities, and renovations to public areas.

The Company entered into a management agreement with an affiliate of ClubCorp America (“ClubCorp”), effective January 25, 2012, to manage LPGA International Golf Club (the “LPGA Management Agreement”). We believe ClubCorp, which owns and operates clubs and golf courses worldwide, brings substantial golf and club management expertise and knowledge to the LPGA International Golf Club, including the utilization of national marketing capabilities, aggregated purchasing programs, and implementation of an affiliate member program, which should improve membership levels through the access to other member clubs in the affiliate program of ClubCorp. The LPGA Management Agreement includes, amongst other terms, the payment to ClubCorp of a base management fee and an incentive fee based on the improvement in the net operating results of the golf operations.

As of December 31, 2016, the Company leased approximately 690 acres of land and certain improvements attributable to the golf courses under a long-term lease with the City of Daytona Beach, Florida (the “City”), which was to have expired in 2022. In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”) whereby the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, would remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company was to have paid additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term. As of December 31, 2016, the Company’s accrued total liability related to the straight-line rent on the lease between the Company and the City was approximately $2.2 million.

On January 24, 2017, the Company acquired the land and improvements comprising the golf courses, previously leased from the City for approximately $1.5 million (the “Golf Course Land Purchase”). As a part of the Golf Course Land Purchase, the Company donated to the City three land parcels totaling approximately 14.3 acres located on the west side of Interstate 95 that are adjacent to the City’s Municipal Stadium. The Company had a cost basis of $0 in the donated land and paid approximately $100,000 to satisfy the community development district bonds associated with the acreage. Other terms of the Golf Course Land Purchase include the following:

•

The Company is obligated to pay the City an annual surcharge of $1 per golf round played each year (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000;

•

Within one year following the date of the closing of the Golf Course Land Purchase, unless extended due to weather related delays outside the Company’s control, the Company is obligated to renovate the greens on the Jones Course; and

•

If the Company sells the LPGA International Golf Club within six years of the closing of the Golf Course Land Purchase, the Company is obligated to pay the City an amount equal to 10% of the difference between the sales price, less closing costs and any other costs required to be incurred in connection with the sale, and $4.0 million.

In conjunction with the Golf Course Land Purchase, the lease between the Company and the City was terminated. As of December 31, 2016, the Company’s accrued liability related to the straight-line rent on the lease between the Company and the City was approximately $2.2 million. Effective as of the closing date, the accrued liability will be eliminated as there is no remaining commitment related to the lease. As a result of eliminating the accrued liability, the Company will recognize approximately $0.40 per share in non-cash earnings in the first quarter of 2017.

Commercial Loan Investments. Our investments in commercial loans or similar structured finance investments, such as mezzanine loans or other subordinated debt, have been and are expected to continue to be secured by commercial or residential real estate or the borrower’s pledge of its ownership interest in the entity that owns the real estate. The first mortgage loans we invest in or originate are for commercial real estate located in the United States and its territories, and are current or performing with either a fixed or floating rate. Some of these loans may be syndicated in either a pari-passu or senior/subordinated structure. Commercial first mortgage loans generally provide for a higher recovery rate due to their senior position in the underlying collateral. Commercial mezzanine loans are typically secured by a pledge of the borrower’s equity ownership in the underlying commercial real estate. Unlike a mortgage, a mezzanine loan is not secured by a lien on the property. An investor’s rights in a mezzanine loan are usually governed by an intercreditor agreement that provides holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same commercial property.

On September 24, 2015, the Company originated a $14.5 million first mortgage loan secured by a hotel in San Juan, Puerto Rico. The loan was to have matured in September 2018 and bore a floating interest rate of 30-day London Interbank Offer Rate (“LIBOR”) plus 900 basis points, of which 700 basis points were payable currently and 200 basis points accrued over the term of the loan. At closing, a loan origination fee of approximately $181,000 was received by the Company and was being accreted ratably into income through the contractual maturity date. On May 26, 2016, this $14.5 million first mortgage loan was repaid at a discount of approximately $218,000. At payoff, the remaining loan origination fee of approximately $145,000, net of loan costs of approximately $32,000, was accreted into income.

During the year ended December 31, 2016, the approximately $9.0 million B-Note secured by property in Sarasota, Florida and the $10.0 million mezzanine loan secured by property in Dallas, Texas were extended by the borrowers, each borrower having exercised one-year extension options thereby extending the maturity dates to June 2017 and September 2017, respectively, with maximum maturity extensions to June 2018 and September 2019, respectively.

As of December 31, 2016, the Company owned three performing commercial loan investments which have an aggregate outstanding principal balance of approximately $24.0 million. These loans are secured by real estate, or the borrower’s equity interest in real estate, located in Dallas, Texas, Sarasota, Florida, and Atlanta, Georgia and have an average remaining maturity of approximately 0.9 years and a weighted average interest rate of 8.9%.

Agriculture and Other Income. Effectively all of our agriculture and other income consists of revenues generated by our agricultural operations which encompasses approximately 8,700 acres of our land holdings primarily on the west side of Interstate 95 in Daytona Beach of Daytona Beach, Florida. Our agricultural operations are managed by a third party and consist of leasing land for hay production, timber harvesting, as well as hunting leases.

SUMMARY OF OPERATING RESULTS FOR YEAR ENDED DECEMBER 31, 2016 COMPARED TO DECEMBER 31, 2015

REVENUE

Total revenue for the year ended December 31, 2016 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2015:

	Revenue for	Increase (Decrease)
	Year Ended	Vs. Same Period	Vs. Same Period
	12/31/2016	in 2015	in 2015
Operating Segment	($000's)	($000's)	(%)
Income Properties	$25,093	$6,051	32%
Interest Income from Commercial Loan Investments	2,588	(103)	-4%
Real Estate Operations	38,144	22,201	139%
Golf Operations	5,190	(53)	-1%
Agriculture & Other Income	60	(19)	-25%
Total Revenue	$71,075	$28,077	65%

Total revenue for the year ended December 31, 2016 increased approximately $28.1 million to approximately $71.1 million, as compared to approximately $43.0 million during the same period in 2015. This increase was primarily the result of the following elements of our Real Estate Operations segment and our Income Property Operations, respectively:

	Revenue for	Increase (Decrease)
	Year Ended	Vs. Same Period
	12/31/2016	in 2015
Real Estate Operations Revenue	($000's)	($000's)
Land Sales Revenue	$11,871	$7,595
Tomoka Town Center - Percentage of Completion Revenue	17,490	9,362
Revenue from Reimbursement of Infrastructure Costs	4,500	4,500
Impact Fee and Mitigation Credit Sales	2,220	1,757
Subsurface Revenue	1,802	(1,201)
Fill Dirt and Other Revenue	261	188
Total Real Estate Operations Revenue	$38,144	$22,201

	Revenue for	Increase (Decrease)
	Year Ended	Vs. Same Period
	12/31/2016	in 2015
Income Property Operations Revenue	($000's)	($000's)
Wells Fargo/Riverside Acquisitions	$7,022	$5,029
Accretion of Above Market (Below Market) Intangibles	2,240	2,081
Q4 2016 Acquisitions	649	649
Revenue from Remaining Portfolio (Includes Impact of 2016 Dispositions)	15,182	(1,708)
Total Income Property Operations Revenue	$25,093	$6,051

NET INCOME

Net income for the year ended December 31, 2016 was approximately $16.3 million, compared to approximately $8.3 million in the same period in 2015. Net income per share for the year ended December 31, 2016 was $2.86 per share, as compared to $1.44 per share during the same period in 2015, an increase of $1.42 per share.

Our results for the year ended December 31, 2016 reflected our increased revenues of approximately $28.1 million as described above, offset by the associated increase in direct cost of revenues of approximately $12.1 million with such increase substantially related to the increase in the direct cost of revenues for our real estate operations of approximately $10.6 million, which primarily reflects the cost basis for our increased land sales revenue during the year, as well as the following other elements of our operating results:

•	Gains on the disposition of income properties of approximately $12.8 million which includes the approximate $11.4 million from the completed Portfolio Sale;
•

An increase in our general and administrative expenses of approximately $1.5 million primarily due to the net increase in non-cash stock compensation expense of approximately $992,000, which consists of an increase of approximately $1.6 million related to the acceleration of non-cash stock compensation expense in connection with the cancellation of certain grants in the first quarter of 2016 offset by a decrease in recurring stock compensation expense of approximately $657,000, and approximately $1.4 million in charges associated with legal, accounting, and director meeting fees to address certain shareholder matters, offset by reduced expense for accruals for environmental matters of approximately $662,000;

•	An increase in depreciation and amortization of nearly $3.0 million resulting from the growth in our income property portfolio;
•	Increased interest expense of approximately $1.8 million primarily reflecting a full year of interest on our convertible notes issuance;
•

A decrease in our investment income of approximately $739,000 which primarily is the result of a loss recognized in the first quarter of 2016 related to the disposition of certain investment securities; and

•

The recognition of increased impairment charges of approximately $1.7 million whereby the total impairment charges were approximately $2.2 million which related to charges of approximately $1.2 million in connection with the sales of income properties in Sebring, Florida and Altamonte Springs, Florida which were sold in April and September 2016, respectively, and impairment charges recognized on certain land sales contracts of approximately $1.0 million in 2016.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $25.1 million and $19.9 million, respectively, during the year ended December 31, 2016, compared to total revenue and income of approximately $19.0 million and $15.4 million, for the year ended December 31, 2015. The direct costs of revenues for our income property operations totaled approximately $5.2 million during the year ended December 31, 2016, compared to approximately $3.7 million for the year ended December 31, 2015. The 31.8% increase in revenues reflects the impact of a full year of revenue from the income-producing properties acquired in 2015, particularly the Wells Fargo single-tenant office property and the 245 Riverside property which represented approximately $5.0 million of the increase, the impact of our acquisitions in 2016, particularly the 3600 Peterson office property in the fourth quarter which represented approximately $591,000 of the increase, offset by the reduced rental income related to the dispositions of 19 single-tenant income properties during 2016. In addition, our revenues increased by approximately $2.1 million in connection with the recognition of non-cash revenue attributable to the accretion of the above and below market lease intangibles. Our operating income from our income property operations increased 29.3%, which reflects the aforementioned increased revenues offset by an increase of approximately $1.5 million in our direct costs of revenues which was primarily due to an increase in costs associated with the impact of a full year of expense from the income-producing properties acquired in 2015, particularly the Wells Fargo single-tenant office property and the 245 Riverside property which represented approximately $1.5 million of the increase, offset by reduced operating costs at our multi-tenant property in Winter Park, The Grove, that totaled approximately $194,000.

REAL ESTATE OPERATIONS

During the year ended December 31, 2016, operating income from real estate operations was approximately $23.3 million on revenues totaling approximately $38.1 million, as compared to operating income of approximately $11.7 million on revenues totaling approximately $15.9 million, for the year ended December 31, 2015. Revenues in 2016 include approximately $17.5 million in revenue recognized on a percentage-of-completion basis for land transactions that closed in the fourth quarter of 2015 and first quarter of 2016, and $4.5 million in revenue recognized in connection with the reimbursement of certain infrastructure costs we incurred related to those land transactions. In addition, revenues include approximately $11.9 million from six land transactions of approximately 707.7 acres, and approximately $1.8 million in revenue from our subsurface operations, consisting of approximately $1.3 million from the lease of Subsurface Interests, including approximately $150,000 received as a non-refundable drilling penalty, and approximately $493,000 in surface entry release revenue. Our revenues also benefited from approximately $2.2 million in the sale of impact fees and revenue from a fill dirt contract of $250,000. The direct costs of revenues for our real estate operations for the year ended December 31, 2016 and 2015 totaled approximately $14.9 million and $4.3 million, respectively. The increase of approximately $10.6 million is due primarily to the recognition of cost basis for the land sales recognized using percentage-of-completion accounting and the larger amount of land sales in 2016. The operating income for our real estate operations in 2016 reflects the aforementioned net impact of our land sales and the revenue recognized on a percentage-of-completion basis.

GOLF OPERATIONS

The Company’s golf operations incurred a loss of approximately $397,000 during the year ended December 31, 2016, representing an increase of $47,000 compared to the loss of approximately $350,000 in the same period in 2015. Revenues from golf operations totaled approximately $5.2 million for the years ended December 31, 2016 and 2015. The total direct cost of golf operations revenues totaled approximately $5.6 million for the years ended December 31, 2016 and 2015. The golf operations experienced a 6.8% increase in membership but the golf operations experienced a decrease in rounds played of approximately 3.4% and a reduction in the average rate per round played of approximately 6.5%. In addition, the net margin from the food and beverage operations were off approximately $106,000 year-over-year.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from commercial loan investments totaled approximately $2.6 million and $2.7 million for the years ended December 31, 2016 and 2015, respectively, a decrease of approximately $103,000 or 3.8%. The decrease in interest income in 2016 reflects the increased interest from our commercial loan investments with a variable rate of interest offset by the impact of a fixed-rate development loan originated during 2014 that was repaid in 2015.

AGRICULTURE AND OTHER INCOME

For the year ended December 31, 2016, revenues from our agriculture operations and other income, totaled approximately $59,000, compared to approximately $79,000 during the same period in 2015. For the year ended December 31, 2016, the direct costs of revenues totaled approximately $167,000, compared to approximately $227,000 during the same period in 2015 reflecting a decrease primarily attributable to the elimination of payroll associated with this segment.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

Total general and administrative expenses for the year ended December 31, 2016 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2015:

	G&A Expense	Decrease (Increase)
	Year Ended	Vs. Same Period
	12/31/2016	in 2015
General and Administrative Expenses	($000's)	($000's)
Recurring General and Administrative Expenses	$5,535	$(302)
Non-Cash Stock Compensation	3,179	(993)
Environmental Reserves	—	917
Other Non-Recurring G&A	199	1
Non-Recurring Payroll (Severance)	—	127
Shareholder Matter Legal and Related Costs	1,385	(1,294)
Total General and Administrative Expenses	$10,298	$(1,544)

General and administrative expenses totaled approximately $10.3 million and approximately $8.8 million for the years ended December 31, 2016 and 2015, respectively, an increase of approximately $1.5 million. The increase includes approximately $1.2 million in costs for legal representation, accounting and audit fees, and director fee expenses related to communications received from our largest shareholder and approximately $200,000 in costs associated with our Strategic Review process. In addition, the increase includes approximately $992,000 in stock compensation expense, which consists of an increase of approximately $1.6 million related to the acceleration of non-cash stock compensation expense in connection with the cancellation of certain grants in the first quarter of 2016 offset by a decrease in recurring stock compensation expense of approximately $657,000. The increased costs were partially offset by a decrease of approximately $662,000 in costs that were incurred during 2015 related to certain environmental reserves accrued.

INTEREST EXPENSE

Interest expense totaled approximately $8.8 million and $6.9 million for the years ended December 31, 2016 and 2015, respectively. The higher interest expense for 2016, reflects the full year impact of the $75.0 million convertible debt issuance during the first quarter of 2015 offset by our pay down of the credit facility of approximately $4.0 million. Also included in interest expense in the consolidated financial statements is the amortization of loan costs incurred in connection with the Company’s long-term debt and the amortization of the discount on the convertible debt.

SUMMARY OF OPERATING RESULTS FOR YEAR ENDED DECEMBER 31, 2015 COMPARED TO DECEMBER 31, 2014

REVENUE

Total revenue for the year ended December 31, 2015 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2014:

	Revenue for	Increase (Decrease)
	Year Ended	Vs. Same Period	Vs. Same Period
	12/31/2015	in 2014	in 2014
Operating Segment	($000's)	($000's)	(%)
Income Properties	$19,041	$4,072	27%
Interest Income from Commercial Loan Investments	2,691	501	23%
Real Estate Operations	15,943	2,450	18%
Golf Operations	5,244	118	2%
Agriculture & Other Income	79	(199)	-72%
Total Revenue	$42,998	$6,942	19%

Total revenue for the year ended December 31, 2015 increased approximately $6.9 million to approximately $43.0 million, as compared to approximately $36.1 million during the same period in 2014. This increase was primarily the result of the following elements of our Real Estate Operations segment and our Income Property Operations, respectively:

	Revenue for	Increase (Decrease)
	Year Ended	Vs. Same Period
	12/31/2015	in 2014
Real Estate Operations Revenue	($000's)	($000's)
Land Sales Revenue	$4,276	$(4,468)
Tomoka Town Center - Percentage of Completion Revenue	8,128	8,128
Impact Fee and Mitigation Credit Sales	463	(463)
Subsurface Revenue	3,003	(701)
Fill Dirt and Other Revenue	73	(46)
Total Real Estate Operations Revenue	$15,943	$2,450

	Revenue for	Increase (Decrease)
	Year Ended	Vs. Same Period
	12/31/2015	in 2014
Income Property Operations Revenue	($000's)	($000's)
Wells Fargo/Riverside Acquisitions	$1,992	$1,992
Accretion of Above Market (Below Market) Intangibles	159	159
Revenue from Remaining Portfolio (Includes Impact of 2016 Dispositions)	16,890	1,921
Total Income Property Operations Revenue	$19,041	$4,072

NET INCOME

Net income for the year ended December 31, 2015 was approximately $8.3 million, compared to approximately $6.4 million in the same period in 2014. Net income per share for the year ended December 31, 2015 was $1.44 per share, as compared to $1.11 per share during the same period in 2014, an increase of $0.33 per share.

Our results for the year ended December 31, 2015 reflected our increased revenues of approximately $6.9 million as described above, offset by the associated increase in direct cost of revenues of approximately $1.2 million with such increase substantially related to the increase in the direct cost of revenues for our income property operations of approximately $1.7 million, which primarily reflects the increased direct costs of revenues for our income property operations segment relating to our multi-tenant properties which have higher operating costs, as well as the following other elements of our operating results:

•

An increase in our general and administrative expenses of approximately $1.7 million primarily due to the increase in non-cash stock compensation expense of approximately $914,000 and approximately $577,000 in accrued expenses related to environmental matters and, approximately $100,000 in charges associated with legal, accounting, and director meeting fees to address certain shareholder matters;

•	An increase in depreciation and amortization of nearly $1.7 million resulting from the growth in our income property portfolio; and
•	Increased interest expense of approximately $4.5 million primarily reflecting an increase in our total debt outstanding including our convertible notes issuance in March 2015.

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

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

Total general and administrative expenses for the year ended December 31, 2015 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2014:

	G&A Expense	Decrease (Increase)
	Year Ended	Vs. Same Period
	12/31/2015	in 2014
General and Administrative Expenses	($000's)	($000's)
Recurring General and Administrative Expenses	$5,233	$(454)
Non-Cash Stock Compensation	2,186	(914)
Environmental Reserves	917	(807)
Other Non-Recurring G&A	200	656
Non-Recurring Payroll (Severance)	127	(127)
Shareholder Matter Legal and Related Costs	91	(91)
Total General and Administrative Expenses	$8,754	$(1,737)

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

During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida, on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to be between approximately $500,000 and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $500,000 accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. Additionally, related to a separate matter, the Company accrued approximately $187,500 for the potential costs associated with wetlands mitigation and restoration costs related to a federal regulatory agency inquiry relating to approximately 160 acres of the Company’s land.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled approximately $7.8 million at December 31, 2016, with restricted cash of approximately $9.9 million of which approximately $8.2 million is being held for investments utilizing the tax-deferred like-kind exchange structure, as well as certain escrows related to tenant improvements, reserves for property taxes and insurance required by our secured debt, and for escrow accounts related to certain land transactions.

Our total cash balance at December 31, 2016, reflects cash flow provided by operating activities totaling approximately $14.3 million in 2016 compared to the prior year which totaled approximately $25.2 million, a decrease of approximately $10.9 million. While our net income increased by approximately $7.9 million, the overall decrease in cash provided by operations year-over-year was due to the recognition of the majority of the revenue from land sales transactions closed in the fourth quarter of 2015 on a percentage-of-completion basis which increase totaled approximately $24.7 million. In addition, the decrease reflects approximately $7.2 million in increased gains from the disposition of income properties and the impact of a full year of non-cash revenue related to the accretion of lease intangibles for above and below market leases related to acquisitions in 2015. Our cash flow from operating activities in 2016 were impacted favorably by an increase in deferred income taxes of approximately $7.0 million and increased depreciation and amortization of approximately $3.0 million.

Our cash flows used in investing activities totaled approximately $23.4 million for the year ended December 31, 2016, reflecting total investments in income properties which totaled approximately $92.5 million and our acquisition of the remaining 50% of real estate venture that owned a beach front parcel in Daytona Beach for approximately $4.8 million, offset by approximately $14.3 million for the payoff of one of our commercial loan investments and $49.2 million in proceeds from the disposition of 19 single-tenant income properties. In addition, our investing activities included proceeds of approximately $6.3 million from the sale of our remaining investment securities holdings, consisting of common stock and debt securities of a publicly traded real estate company.

Our cash flows provided by financing activities totaled approximately $12.8 million for the year ended December 31, 2016, primarily related to our net borrowings of approximately $21.0 million which included the assumption of a $23.1 million fixed-rate mortgage loan on 14 of our income properties in connection with the Portfolio Sale. The cash flow provided from our net borrowings was offset by the use of cash for repurchases of our stock during the year ended December 31, 2016 which totaled approximately $7.4 million.

Long-term debt, at face value, totaled approximately $171.6 million at December 31, 2016, representing a decrease of approximately $2.1 million from the balance of approximately $173.7 million at December 31, 2015. The decrease in the long-term debt was due primarily to the aforementioned assumption of a $23.1 million fixed-rate mortgage loan on fourteen of our income properties in connection with the Portfolio Sale and net pay-downs on our credit facility of approximately $4.0 million, offset by the addition of a $25 million first mortgage loan secured by our single-tenant office property leased to Wells Fargo, N.A. in Raleigh, North Carolina.

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

At December 31, 2016, the current commitment level under the Credit Facility was $75.0 million. The available borrowing capacity under the Credit Facility was approximately $40.7 million, based on the level of borrowing base assets. As of December 31, 2016, the Credit Facility had a $34.3 million balance.

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

On April 13, 2016, the Company entered into an amendment of the Credit Facility (the “Second Amendment”). The Second Amendment modified section 8.8(n) of the Credit Facility which pertains to permitted stock repurchases by the Company by, among other things, (i) adding the gains from the sale of unimproved land, including the sale of Subsurface Interests or the release of surface entry rights, net of taxes incurred in connection with the sale, to the calculation of Adjusted EBITDA, for the purpose of determining the coverage ratio that must be met before the Company may repurchase shares of its own stock, and (ii) reducing the coverage ratio that must be met before the Company may repurchase shares of its own stock pursuant to section 8.8(n) from 1.75x to 1.50x. As of the date of the Second Amendment, the Company met the required coverage ratio; therefore, subject to black-out periods and other restrictions applicable to share repurchases, the Company will be able to continue to make additional repurchases of its own common stock under the $10 Million Repurchase Program (hereinafter defined).

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

Mortgage Notes Payable. The Company added the following mortgage loan borrowing during the year ended December 31, 2016:

•

On April 15, 2016, the Company closed on a $25.0 million loan originated with Wells Fargo, N.A., secured by the Company’s interest in the single-tenant office property leased to Wells Fargo, N.A. The mortgage loan matures in April 2021, carries a fixed rate of 3.17% per annum, after giving effect to an interest rate swap originated by the Company, and requires payments of interest only prior to maturity.

Convertible Debt. On March 11, 2015, the Company issued $75.0 million aggregate principal amount of 4.50% Convertible Senior Notes due 2020 (the “Notes”). The Notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015. The Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate is 14.5136 shares of common stock for each $1,000 principal amount of Notes, which represents an initial conversion price of approximately $68.90 per share of common stock. On July 20, 2016 the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend. As a result, effective November 7, 2016, the adjusted conversion rate is 14.5253 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.84 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Notes, or specified corporate events. The Company may not redeem the Notes prior to the stated maturity date and no sinking fund is provided for the Notes. The Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Notes in cash upon conversion with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Notes. As of December 31, 2016 the unamortized debt discount of our Notes was approximately $4.1 million.

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

Acquisitions and Investments. As noted previously, the Company invested approximately $86.7 million to acquire ten income properties during the year ended December 31, 2016. These acquisitions included the following:

•	A multi-tenant property located in Dallas, Texas for approximately $2.5 million in February 2016;
•	A ground lease underlying a single-tenant property located in Monterey, California for approximately $8.4 million in August 2016;
•

A portfolio of four single-tenant restaurant properties, two located in Austin, Texas, one property in Charlottesville, Virginia, and one property in Huntersville, North Carolina for a total of approximately $14.9 million in September 2016;

•	A ground lease underlying a single-tenant property located in Dallas, Texas for approximately $14.9 million in September 2016;
•	A single-tenant property located in Raleigh, North Carolina for approximately $9.2 million in September 2016;
•	A multi-tenant office property located in Santa Clara, California for approximately $30.0 million in October 2016; and
•	A multi-tenant retail property located in Reno, Nevada for approximately $6.9 million in November 2016.

In addition, our investments included an investment of approximately $4.8 million to acquire the remaining 50% interest in a venture that owns approximately six acres of beachfront property in Daytona Beach, Florida.

We are targeting investments between approximately $50.0 million to $70.0 million in income-producing properties during 2017. We currently are not planning to make investments in commercial loans secured by commercial real estate in 2017. We expect to fund our acquisitions utilizing available capacity under our credit facility, cash from operations, proceeds from land sales transactions, possibly the dispositions of income properties, and potentially the sale of all or a portion of our Subsurface Interests, each of which we expect will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. During the year ended December 31, 2016, the Company received approximately $49.2 million in cash proceeds through the sale of nineteen income properties. The aggregate sales price of approximately $74.3 million which includes the assumption of a $23.1 million first mortgage loan that was secured by the fourteen asset portfolio we sold in September 2016. Cash received is net of aggregate closing costs of approximately $1.9 million.

Capital Expenditures. In connection with the acquisition of the Lowes on April 22, 2014, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which were not required to be completed until December 2016. As of December 31, 2016, $100,000 of these tenant improvements had been completed and funded, leaving approximately $551,000 remaining to be funded. The remaining commitment as of December 31, 2016, totaled approximately $381,000, which is equal to the amount of the final reimbursement request the Company received from Lowe’s.

On April 5, 2016, the Company entered into a 15-year lease with 24 Hour Fitness for the anchor space at The Grove property located in Winter Park, Florida. The lease is for approximately 40,000 square feet, or 36%, of the 112,000 square foot multi-tenant retail center. On July 6, 2016, the Company funded approximately $4.0 million into an escrow account for customary tenant improvements for the build out of the space to be occupied by 24 Hour Fitness. 24 Hour Fitness began drawing funds from escrow in September of 2016, and continued doing so in accordance with the lease as construction progressed. As of December 31, 2016, approximately $3.6 million of construction has been funded from the escrow account, leaving a remaining cash commitment of approximately $375,000. The balance was funded during January of 2017, 24 Hour Fitness completed construction, and the grand opening took place on February 4, 2017.

In conjunction with the Company’s sale of approximately 98.7 acres within the Town Center, the Company is obligated to complete certain infrastructure improvements, including, but not limited to, the addition or expansion of roads and underlying utilities, and storm water retention (the “Infrastructure Work”). The Company entered into a construction agreement for approximately $9.1 million, including change orders through December 31, 2016, for the substantial portion of the Infrastructure Work. This work has been completed as of December 31, 2016, therefore, no remaining commitment exists.

In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500.  The Company’s commitment to fund the improvement costs benefiting the remaining acres of Company land can be paid over five years from sales of the remaining land or at the end of the fifth year. In 2013 the Company deposited $283,500 of cash in escrow related to the improvements, which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of December 31, 2016 was approximately $287,000, including accrued interest. Accordingly, as of December 31, 2016, the remaining maximum commitment is approximately $690,000.

In conjunction with the Company’s sale of approximately 18.1 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which remains classified as restricted cash in the consolidated balance sheets as of December 31, 2016. The Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s is $125,000, to be paid from escrow upon completion.

In conjunction with the Company’s sale of approximately 15.0 acres of land to an affiliate of Integra Land Company (“Integra”) in December 2015, the Company agreed to reimburse Integra approximately $276,000 for a portion of the costs for road access and related utility improvements that will benefit the land parcel sold to Integra as well as the surrounding acreage still owned by the Company. The Company also agreed to reimburse Integra approximately $94,000 for site relocation costs. Accordingly, in December 2015, the Company deposited a combined $370,000 of cash in escrow related to these reimbursements which are classified as restricted cash in the consolidated balance sheets. During the year ended December 31, 2016, approximately $350,000 was disbursed from the escrow account. Accordingly, as of December 31, 2016, the Company’s maximum remaining commitment related to these reimbursements is approximately $20,000 to be paid from escrow as costs are incurred.

In conjunction with the Company’s January 2017 Golf Course Land Purchase, the Company agreed to renovate the greens on the Jones course within one year of the agreement. The Company expects to incur the cost of this renovation, which is estimated between approximately $200,000 and $300,000, prior to the fourth quarter of 2017.

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. We believe the issues raised by, and the land which was the subject of, this inquiry are similar to or the same as those which were addressed and resolved by the settlement agreement executed in December 2012 between the Company and the St. Johns River Water Management District (the “District”) and the permit which the District subsequently issued to the Company. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the year ended December 31, 2016. Also during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.35 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016 the final proposal from the Company’s third-party environmental engineer was received for a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. The Company funded approximately $935,000 of the total $2.0 million of estimated costs during the year ended December 31, 2016. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $1.1 million could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.7 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. The Company anticipates that resolution of this matter will allow the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. The number of mitigation credits that may be required is not currently estimable and as the utilization or purchase of such credits would be incorporated into the basis of the land under contract, no amounts related to mitigation credits have been accrued as of December 31, 2016. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract and, accordingly, no amounts related to such potential future costs have been accrued as of December 31, 2016.

As of December 31, 2016, we have no other contractual requirements to make capital expenditures.

During 2015 and 2016, the Company received communications from Wintergreen Advisers, LLC, an institutional investment advisory firm (“Wintergreen”) that manages the Wintergreen Fund, a public mutual fund, some of which have been filed publicly. In investigating the allegations contained in certain communications from Wintergreen and in pursuing the strategic alternatives process advocated by Wintergreen, the Company has incurred costs of approximately $1.2 million and approximately $229,000, respectively, to date, through December 31, 2016, including investigative work for legal representation, accounting services, additional director and committee meeting fees, or other third party costs. To date, none of the allegations have been found to have any basis or merit; however, such costs could continue to be incurred and, while not reasonably estimable, may represent significant costs for the Company which would have an adverse impact on the Company’s results of operations and cash flows.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations and approximately $40.7 million of available capacity on the existing $75.0 million Credit Facility, based on our current borrowing base of income properties, as of December 31, 2016.

During the fourth quarter of 2008, our Board of Directors authorized a program to repurchase shares of our common stock having an aggregate value of up to $8,000,000. As of December 31, 2015, 164,533 shares had been repurchased at a total cost of approximately $8.0 million, with approximately $6.5 million of the repurchases occurring during 2015, thereby completing the $8 million repurchase program. In October 2015, the Company’s Board of Directors authorized the $10 Million Repurchase Program. The Company amended its credit facility to allow for the $10 Million Repurchase Program. As of December 31, 2016, 151,453 shares had been repurchased under the $10 Million Repurchase Program at a total cost of approximately $7.4 million, with all of the repurchases occurring during 2016.

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

The following table summarizes our significant contractual obligations and commercial commitments on an undiscounted basis at December 31, 2016, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

PAYMENT DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	$	$	$	$	$
Long-Term Debt Obligations	171,600,000	—	41,600,000	100,000,000	30,000,000
Operating Leases Obligations	2,341,758	580,483	883,130	878,145	—
Construction and Other Commitments	2,581,464	1,754,477	759,904	67,083	—
Total	176,523,222	2,334,960	43,243,034	100,945,228	30,000,000

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

Our significant accounting policies are more fully described in Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K; however, the most critical accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows:

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease. In accordance with the FASB guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values.

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

Prior to October 1, 2016, the Company determined that income property purchases subject to a lease, whether that lease is in-place or originated at the time of acquisition, qualify as a business combination, and acquisition costs are expensed in the period the transaction closes. In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-01, “Business Combinations” which clarified the definition of a business. Pursuant to ASU 2017-01, the acquisition of an income property subject to a lease no longer qualifies as a business combination, but rather determined to be an asset acquisition. The Company early adopted ASU 2017-01 effective October 1, 2016 on a prospective basis. Accordingly, for income property acquisitions during the fourth quarter of 2016, acquisition costs have been capitalized.

Income Property Leases. The rental of the Company’s income properties are classified as operating leases. The Company recognizes lease income on these properties on a straight-line basis over the term of the lease.

Land and Development Costs. The carrying value of land and development includes the initial acquisition costs of land, improvements thereto, and other costs incidental to the acquisition or development of land. Subsurface Interests (hereinafter defined) and capitalized costs relating to timber and hay operations are also included in land and development costs. These costs are allocated to properties on a relative sales value basis and are charged to costs of sales as specific properties are sold. Due to the nature of the business, land and development costs have been classified as an operating activity on the consolidated statements of cash flows.

Sales of Real Estate. Gains and losses on sales of real estate are accounted for as required by the Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) FASB ASC Topic 976-605-25, Accounting for Sales of Real Estate. The Company recognizes revenue from the sale of real estate at the time the sale is consummated, unless the property is sold on a deferred payment plan and the initial payment does not meet established criteria, or the Company retains some form of continuing involvement in the property. As market information becomes available, real estate cost basis is analyzed and recorded at the lower of cost or market.

Long-Lived Assets. The Company follows FASB ASC Topic 360-10, Property, Plant, and Equipment in conducting its impairment analyses. The Company reviews the recoverability of long-lived assets, including land and development costs, real estate held for sale, and property, plant, and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of situations considered to be triggering events include: a substantial decline in operating cash flows during the period, a current or projected loss from operations, an income property not fully leased or leased at rates that are less than current market rates, and any other quantitative or qualitative events deemed significant by our management. Long-lived assets are evaluated for impairment by using an undiscounted cash flow approach, which considers future estimated capital expenditures. Impairment of long-lived assets is measured at fair value less cost to sell.

Stock-Based Compensation. Prior to 2010, the Company maintained a stock option plan (the “2001 Plan”) pursuant to which 500,000 shares of the Company’s common stock may be issued. The 2001 Plan in place was approved at the April 25, 2001 shareholders’ meeting and expired in April 2011, with no new option shares issued after that date. Under the 2001 Plan, the option exercise price equals the average of the high and low stock market price on the date of grant. The options generally vest over five years and expire after ten years. In connection with the grant of non-qualified options, a stock appreciation right for each share covered by the option may also be granted. The stock appreciation right will entitle the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock equal to a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise. The expenses associated with stock options and stock appreciation rights are recognized over their requisite service period.

Both the Company’s stock options and stock appreciation rights awarded under the 2001 Plan are liability classified awards and are required to be remeasured to fair value at each balance sheet date until the award is settled, as required by provisions of FASB ASC Topic, Share-Based Payments. See Note 18, “Stock-Based Compensation.”

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

All non-qualified stock option awards and the restricted share awards granted under the 2010 plan were determined to be equity-based awards under FASB ASC Topic, Share-Based Payments.

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

Income Taxes. The Company uses the asset and liability method to account for income taxes. Deferred income taxes result primarily from the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, see Note 19, “Income Taxes.” In June 2006, the FASB issued additional guidance, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements included in income taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with FASB guidance included in income taxes, the Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the FASB guidance.

New Accounting Pronouncements. Refer to Note 1, “Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our credit facility, as this facility carries a variable rate of interest. The outstanding balance on the Credit Facility totaled approximately $34.3 million at December 31, 2016. Our borrowings on our $75.0 million revolving Credit Facility bear a variable rate of interest based on LIBOR plus a rate of between 135 basis points up to 225 basis points based on our level of borrowing as a percentage of our total asset value. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. A hypothetical change in the interest rate of 100 basis points (i.e. 1%) would affect our financial position, results of operations, and cash flows by approximately $343,000 in additional interest expense as it relates to the outstanding balance on our Credit Facility.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In conducting this assessment, it used the criteria set forth by COSO in the 2013 Framework. Based on management’s assessment and those criteria, management believes that the Company has maintained effective internal control over financial reporting as of December 31, 2016. The report of the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K is incorporated herein as Item 15.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the fourth fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION

Stock Compensation Matter. In January 2015, the Compensation Committee awarded to Mr. Albright 8,000 restricted shares of the Company’s common stock. In February 2015, the Compensation Committee awarded to Mr. Albright options to purchase a total of 20,000 shares of the Company’s common stock. In May 2015, in connection with the extension of Mr. Albright’s employment agreement, the Compensation Committee awarded to Mr. Albright 94,000 restricted shares of the Company’s common stock (the “May 2015 Restricted Share Grant”) and options to purchase a total of 40,000 shares of the Company’s common stock (the “May 2015 Option Grant”). Each of these awards were approved by the Company’s Board.

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

As noted herein, 112,000 shares of the awards granted to Mr. Albright in 2015 were deemed to have exceeded the limits of the 2010 Plan. However, when granted these shares were issued and outstanding as of their grant date and all legal requirements for their issuance under Florida law and the Company’s organizational documents were fulfilled and Mr. Albright’s ability to enforce his rights to such grants could not be negated or otherwise impaired. All requirements under ASC Topic 718-10-20 were met, including a mutual understanding of the key terms and conditions of the awards, the company was contingently liable to issue the shares underlying the awards, and all required approvals for the awards to be legally issued and outstanding were obtained as of the grant date. Consequently, the 112,000 shares were deemed appropriately reflected as stock compensation expense as of the year ended December 31, 2015.

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

2017 Executive Annual Cash Incentive Plan. On February 22, 2017, in response to feedback from our shareholders about the Company’s executive compensation programs, and as part of a comprehensive review and revision of such programs, our Board of Directors approved the 2017 Executive Annual Cash Incentive Plan. The 2017 Executive Annual Cash Incentive Plan will utilize preset metrics and measurable, objective goals for at least 80% of the target annual cash incentive for each of our named executive officers. The remaining 20% or less will be based on individual performance of the named executive officer. The foregoing description of the 2017 Executive Annual Cash Incentive Plan is not complete and is qualified in its entirety be reference to the 2017 Executive Annual Cash Incentive Plan, a copy of which is filed with this Annual Report on Form 10-K as Exhibit 10.28. A full description of the 2017 Executive Annual Cash Incentive Plan, along with other changes to the Company’s compensation programs approved by the Board of Directors in response to shareholder feedback, will be included in the Company’s definitive proxy statement to be filed in connection with our 2017 Executive Annual Meeting of Shareholders.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be set forth herein, except for the information included under the heading “Executive Officers of the Registrant” below, is included in the Company’s definitive proxy statement for its 2017 annual shareholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2016 (the “Proxy Statement”), which sections are incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages at December 31, 2016, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

John P. Albright, 51, president and chief executive officer of the Company since August 1, 2011. Prior to joining the Company, Mr. Albright was the Co-Head and Managing Director of Archon Capital, a Goldman Sachs Company located in Irving, Texas. Prior to that, he was the Executive Director, Merchant Banking-Investment Management for Morgan Stanley. Prior to Morgan Stanley, Mr. Albright was Managing Director and Officer of Crescent Real Estate Equities, a publically traded REIT, based in Fort Worth, Texas. His experience involves various aspects of investment, lending, and development of commercial properties, as well as real estate investment banking.

Mark E. Patten, 53, senior vice president and chief financial officer of the Company since April 16, 2012. Prior to joining the Company, Mr. Patten served as the executive vice president and chief financial officer of SolarBlue LLC, a developer of alternative energy solutions located in Orlando, Florida. Prior to that, he was executive vice president and chief financial officer of Legacy Healthcare Properties Trust Inc. in 2010 and held the same positions with Simply Self Storage from August 2007 to May 2010. Prior to those positions, he served as senior vice president and chief accounting officer of CNL Hotels & Resorts, Inc., a public non-traded lodging REIT, from January 2004 until the sale of the company in April 2007. Mr. Patten began his career at KPMG where he spent twelve years and was named a partner in 1997.

Daniel E. Smith, 51, senior vice president, general counsel and corporate secretary of the Company since October 22, 2014. Mr. Smith most recently served as Vice President-Hospitality and Vice President and Associate General Counsel at Goldman Sachs & Co.  Prior to that, he spent ten years at Crescent Real Estate Equities, Ltd. where he held several positions, most recently Senior Vice President and General Counsel.

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

3. EXHIBITS

See Exhibit Index on page 63 of this Annual Report on Form 10-K.

ITEM 16.              FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO. (Registrant)

February 24, 2017	By:	/S/ JOHN P. ALBRIGHT
John P. Albright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 24, 2017	President and Chief Executive Officer (Principal Executive Officer), and Director	/S/ JOHN P. ALBRIGHT

February 24, 2017	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/S/ MARK E. PATTEN

February 24, 2017	Chairman of the Board, Director	/S/ JEFFRY B. FUQUA
February 24, 2017	Director	/S/ JOHN J. ALLEN
February 24, 2017	Director	/S/ LAURA M. FRANKLIN
February 24, 2017	Director	/S/ WILLIAM L. OLIVARI
February 24, 2017	Director	/S/ HOWARD C. SERKIN
February 24, 2017	Director	/S/ A. CHESTER SKINNER, III
February 24, 2017	Director	/S/ THOMAS P. WARLOW, III

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2016

COMMISSION FILE NO. 001-11350

CONSOLIDATED-TOMOKA LAND CO.

(Exact name of registrant as specified in the charter)

EXHIBIT INDEX

(3.1)

Amended and Restated Articles of Incorporation of Consolidated-Tomoka Land Co., dated October 26, 2011, filed as Exhibit 3.1 to the registrant’s current report on Form 8-K filed October 28, 2011, and incorporated herein by reference.

(3.2)

Amended and Restated Bylaws of Consolidated-Tomoka Land Co., dated April 26, 2016, filed as Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q filed May 3, 2016, and incorporated herein by reference.

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

*(10.22)

Employment Agreement between Consolidated-Tomoka Land Co. and Daniel E. Smith entered into October 22, 2014, filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, and incorporated herein by reference.

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

(10.24)

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

(10.25)

Purchase and Sale Agreement by and between Consolidated-Tomoka Land Co. and SBMC Mesmer, L.P. for the sale of a portfolio of 14 single-tenant income properties, dated March 28, 2016, filed with the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, and incorporated herein by reference.

(10.26)

Purchase and Sale Agreement by and between Consolidated-Tomoka Land Co., and Land Venture Partners, LLC for the sale of the Company’s subsurface interests, dated April 13, 2016, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 18, 2016 and incorporated herein by reference.

(10.27)

Second Amendment to the Amended and Restated Credit Agreement with Bank of Montreal and the other lenders thereunder, with Bank of Montreal acting as Administrative Agent, dated April 13, 2016, field as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 19, 2016, and incorporated herein by reference.

(10.28)	Consolidated-Tomoka Land Co. 2017 Executive Annual Cash Incentive Plan, dated February 22, 2017, filed as Exhibit 10.28 to this Annual Report on Form 10-K for the year ended December 31, 2016.

(21)	Subsidiaries of the Registrant.

(23.1)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification furnished pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*- Management Contract or Compensatory Plan or Arrangement

CONSOLIDATED-TOMOKA LAND CO.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Consolidated-Tomoka Land Co.:

We have audited the accompanying consolidated balance sheets of Consolidated-Tomoka Land Co. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2).  These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated-Tomoka Land Co. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Jacksonville, Florida
February 24, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Consolidated-Tomoka Land Co.:

We have audited the internal control over financial reporting of Consolidated-Tomoka Land Co. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Jacksonville, Florida
February 24, 2017

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Property, Plant, and Equipment:
Income Properties, Land, Buildings, and Improvements	$274,334,139	$268,970,875
Golf Buildings, Improvements, and Equipment	3,528,194	3,432,681
Other Furnishings and Equipment	1,032,911	1,044,139
Construction in Progress	5,267,676	50,610
Total Property, Plant, and Equipment	284,162,920	273,498,305
Less, Accumulated Depreciation and Amortization	(16,552,077)	(16,242,277)
Property, Plant, and Equipment—Net	267,610,843	257,256,028
Land and Development Costs ($-0- and $11,329,574 Related to Consolidated VIE as of December 31, 2016 and December 31, 2015, respectively)	51,955,278	53,406,020
Intangible Lease Assets—Net	34,725,822	20,087,151
Impact Fee and Mitigation Credits	2,322,906	4,554,227
Commercial Loan Investments	23,960,467	38,331,956
Cash and Cash Equivalents	7,779,562	4,060,677
Restricted Cash	9,855,469	14,060,523
Investment Securities	—	5,703,767
Refundable Income Taxes	943,991	858,471
Other Assets	9,469,088	6,034,824
Total Assets	$408,623,426	$404,353,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,518,105	$1,934,417
Accrued and Other Liabilities	8,667,897	8,867,919
Deferred Revenue	1,991,666	14,724,610
Intangible Lease Liabilities - Net	30,518,051	31,979,559
Accrued Stock-Based Compensation	42,092	135,554
Deferred Income Taxes—Net	51,364,572	39,526,406
Long-Term Debt	166,245,201	166,796,853
Total Liabilities	260,347,584	263,965,318
Commitments and Contingencies - See Note 20
Shareholders’ Equity:
Consolidated-Tomoka Land Co. Shareholders' Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 6,021,564 shares issued and 5,710,238 shares outstanding at December 31, 2016; 6,068,310 shares issued and 5,908,437 shares outstanding at December 31, 2015	5,914,560	5,901,510
Treasury Stock – 311,326 shares at December 31, 2016; 159,873 shares at December 31, 2015	(15,298,306)	(7,866,410)
Additional Paid-In Capital	20,511,388	16,991,257
Retained Earnings	136,892,311	120,444,002
Accumulated Other Comprehensive Income (Loss)	255,889	(688,971)
Total Consolidated-Tomoka Land Co. Shareholders' Equity	148,275,842	134,781,388
Noncontrolling Interest in Consolidated VIE	—	5,606,938
Total Shareholders’ Equity	148,275,842	140,388,326
Total Liabilities and Shareholders’ Equity	$408,623,426	$404,353,644

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Revenues
Income Properties	$25,092,484	$19,041,111	$14,969,647
Interest Income from Commercial Loan Investments	2,588,235	2,691,385	2,190,924
Real Estate Operations	38,144,347	15,942,894	13,492,734
Golf Operations	5,190,394	5,243,485	5,125,501
Agriculture and Other Income	59,401	78,805	277,831
Total Revenues	71,074,861	42,997,680	36,056,637
Direct Cost of Revenues
Income Properties	(5,204,863)	(3,655,935)	(1,954,534)
Real Estate Operations	(14,881,311)	(4,292,524)	(4,862,289)
Golf Operations	(5,587,077)	(5,593,085)	(5,530,743)
Agriculture and Other Income	(166,769)	(226,554)	(189,304)
Total Direct Cost of Revenues	(25,840,020)	(13,768,098)	(12,536,870)
General and Administrative Expenses	(10,297,877)	(8,753,779)	(7,017,236)
Impairment Charges	(2,180,730)	(510,041)	(421,040)
Depreciation and Amortization	(8,195,417)	(5,212,897)	(3,490,485)
Gain on Disposition of Assets	12,758,770	5,516,444	1,500
Total Operating Expenses	(33,755,274)	(22,728,371)	(23,464,131)
Operating Income	37,319,587	20,269,309	12,592,506
Investment Income (Loss)	(529,981)	208,879	61,736
Interest Expense	(8,753,338)	(6,919,767)	(2,439,561)
Income Before Income Tax Expense	28,036,268	13,558,421	10,214,681
Income Tax Expense	(11,836,854)	(5,269,104)	(3,830,863)
Net Income	16,199,414	8,289,317	6,383,818
Less: Net Loss Attributable to Noncontrolling Interest in Consolidated VIE	51,834	57,849	—
Net Income Attributable to Consolidated-Tomoka Land Co.	$16,251,248	$8,347,166	$6,383,818

Per Share Information- See Note 10:
Basic
Net Income Attributable to Consolidated-Tomoka Land Co.	$2.86	$1.44	$1.11
Diluted
Net Income Attributable to Consolidated-Tomoka Land Co.	$2.85	$1.43	$1.10

Dividends Declared and Paid	$0.12	$0.08	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

Net Income Attributable to Consolidated-Tomoka Land Co.	$16,251,248	$8,347,166	$6,383,818
Other Comprehensive Income
Pension Actuarial Net Gain (Loss) (Net of Income Tax of $-0-, $-0-, and $147,878, respectively)	—	—	235,462
Realized Loss (Gain) on Investment Securities Sold (Net of Income Tax of $222,025, $61,738, and $-0-, respectively)	353,542	(101,451)	—
Unrealized Gain (Loss) on Investment Securities (Net of Income Tax of $210,652, $414,962, and $44,022, respectively)	335,429	(660,761)	73,241
Cash Flow Hedging Derivative - Interest Rate Swap (Net of Income Tax of $160,701, $-0-, and $-0-, respectively)	255,889	—	—
Total Other Comprehensive Income (Loss), Net of Income Tax	944,860	(762,212)	308,703
Total Comprehensive Income	$17,196,108	$7,584,954	$6,692,521

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Consolidated-Tomoka Land Co. Shareholders
						Total
						Consolidated-
					Accumulated	Tomoka	Noncontrolling
			Additional		Other	Land Co.	Interest in	Total
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’	Consolidated	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	VIE	Equity
Balance January 1, 2014	$5,767,192	$(453,654)	$8,509,976	$106,581,305	$(235,462)	$120,169,357	$—	$120,169,357
Net Income	—	—	—	6,383,818	—	6,383,818	—	6,383,818
Stock Repurchase	—	(927,912)	—	—	—	(927,912)	—	(927,912)
Exercise of Stock Options	38,235	—	1,522,104	—	—	1,560,339	—	1,560,339
Vested Restricted Stock	56,500	—	630,854	—	—	687,354	—	687,354
Stock Issuance	136	—	6,106	—	—	6,242	—	6,242
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	620,806	—	—	620,806	—	620,806
Cash Dividends ($0.07 per share)	—	—	—	(404,008)	—	(404,008)	—	(404,008)
Other Comprehensive Income, Net of Income Tax	—	—	—	—	308,703	308,703	—	308,703
Balance December 31, 2014	5,862,063	(1,381,566)	11,289,846	112,561,115	73,241	128,404,699	—	128,404,699
Net Income (Loss)	—	—	—	8,347,166	—	8,347,166	(57,849)	8,289,317
Contributions from Noncontrolling Interest in Consolidated VIE	—	—	—	—	—	—	5,664,787	5,664,787
Stock Repurchase	—	(6,484,844)	—	—	—	(6,484,844)	—	(6,484,844)
Equity Component of Convertible Debt	—	—	2,130,002	—	—	2,130,002	—	2,130,002
Exercise of Stock Options	33,455	—	1,062,405	—	—	1,095,860	—	1,095,860
Vested Restricted Stock	5,348	—	(25,509)	—	—	(20,161)	—	(20,161)
Stock Issuance	644	—	34,258	—	—	34,902	—	34,902
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	2,500,255	—	—	2,500,255	—	2,500,255
Cash Dividends ($0.08 per share)	—	—	—	(464,279)	—	(464,279)	—	(464,279)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	(762,212)	(762,212)	—	(762,212)
Balance December 31, 2015	5,901,510	(7,866,410)	16,991,257	120,444,002	(688,971)	134,781,388	5,606,938	140,388,326
Net Income (Loss)	—	—	—	16,251,248	—	16,251,248	(51,834)	16,199,414
Contributions from Noncontrolling Interest in Consolidated VIE	—	—	—	—	—	—	102,844	102,844
Acquisition of Noncontrolling Interest	—	—	—	879,158	—	879,158	(5,657,948)	(4,778,790)
Stock Repurchase	—	(7,431,896)	—	—	—	(7,431,896)	—	(7,431,896)
Exercise of Stock Options	3,350	—	413,577	—	—	416,927	—	416,927
Vested Restricted Stock	8,884	—	(205,090)	—	—	(196,206)	—	(196,206)
Stock Issuance	816	—	39,299	—	—	40,115	—	40,115
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	3,272,345	—	—	3,272,345	—	3,272,345
Cash Dividends ($0.12 per share)	—	—	—	(682,097)	—	(682,097)	—	(682,097)
Other Comprehensive Income, Net of Income Tax	—	—	—	—	944,860	944,860	—	944,860
Balance December 31, 2016	$5,914,560	$(15,298,306)	$20,511,388	$136,892,311	$255,889	$148,275,842	$—	$148,275,842

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Cash Flow from Operating Activities:
Net Income	$16,199,414	$8,289,317	$6,383,818
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	8,195,417	5,212,897	3,490,485
Amortization of Intangible Liabilities to Income Property Revenue	(2,240,008)	(158,599)	—
Loan Cost Amortization	828,075	365,860	256,332
Amortization of Discount on Convertible Debt	1,120,859	852,368	—
Amortization of Discount on Debt Securities within Investment Securities	—	(6,555)	—
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	(12,758,770)	(5,516,444)	—
Gain on Disposition of Assets Held for Sale	—	—	(1,500)
Impairment Charges	2,180,730	510,041	421,040
Discount Accretion on Commercial Loan Investments	—	—	(649,658)
Accretion of Commercial Loan Origination Fees	(164,893)	(74,781)	(20,326)
Amortization of Fees on Acquisition of Commercial Loan Investments	36,382	3,618	29,711
Discount on Commercial Loan Investment Payoff	217,500	—	—
Realized Loss (Gain) on Investment Securities	575,567	(163,189)	(4,835)
Impairment Charge on Investment Securities	—	59,553	—
Deferred Income Taxes	11,658,864	4,627,019	1,677,814
Non-Cash Compensation	3,178,883	2,186,408	1,271,924
Decrease (Increase) in Assets:
Refundable Income Taxes	(85,520)	(591,191)	(267,280)
Land and Development Costs	422,020	(4,005,182)	563,165
Impact Fees and Mitigation Credits	2,231,321	641,537	885,669
Net Pension Asset	—	—	407,670
Other Assets	(4,128,648)	(3,497,262)	(2,110,730)
Increase (Decrease) in Liabilities:
Accounts Payable	(416,312)	1,075,192	(13,106)
Accrued and Other Liabilities	(29,492)	3,373,508	674,700
Deferred Revenue	(12,732,944)	12,006,067	(625,808)
Income Taxes Payable	—	—	(1,044,061)
Net Cash Provided By Operating Activities	14,288,445	25,190,182	11,325,024
Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities	(42,623,497)	(2,398,915)	(1,959,673)
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities through Business Combinations	(49,926,604)	(76,034,452)	(42,166,499)
Acquisition of Commercial Loan Investments	—	(15,253,628)	(30,187,748)
Acquisition of Land	(4,778,790)	(5,664,787)	—
Decrease (Increase) in Restricted Cash	4,205,054	(9,620,425)	(4,073,453)
Proceeds from Sale of Investment Securities	6,252,362	4,751,987	30,476
Proceeds from Sale of Put Options	—	92,902	—
Acquisition of Investment Securities	—	(10,763,038)	—
Proceeds from Disposition of Property, Plant, and Equipment	49,170,314	23,493,205	3,219,025
Principal Payments Received on Commercial Loan Investments	14,282,500	7,200,909	19,465,000
Net Cash Used In Investing Activities	(23,418,661)	(84,196,242)	(55,672,872)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	70,050,000	137,675,000	91,775,000
Payments on Long-Term Debt	(49,050,000)	(70,540,011)	(51,062,021)
Cash Paid for Loan Fees	(400,586)	—	—
Cash Proceeds from Exercise of Stock Options	157,197	1,019,837	1,228,118
Contributions from Noncontrolling Interest in Consolidated VIE	102,844	—	—
Cash Used to Purchase Common Stock	(7,431,896)	(6,484,844)	(927,912)
Cash from Excess Tax Benefit (Expense) from Vesting of Restricted Stock	299,845	(20,161)	687,354
Cash Paid for Vesting of Restricted Stock	(196,206)	—	—
Dividends Paid	(682,097)	(464,279)	(404,008)
Net Cash Provided By Financing Activities	12,849,101	61,185,542	41,296,531
Net Increase in Cash	3,718,885	2,179,482	(3,051,317)
Cash, Beginning of Year	4,060,677	1,881,195	4,932,512
Cash, End of Period	$7,779,562	$4,060,677	$1,881,195

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Disclosure of Cash Flows:

Total interest paid during the years ended December 31, 2016, 2015, and 2014 was approximately $6.8 million, $4.7 million, and $2.1 million respectively. Interest paid included capitalized interest of approximately $11,000 during the year ended December 31, 2014, with no interest capitalized during the years ended December 31, 2016 or 2015.

Income taxes totaling approximately $510,000, $1.2 million, and $3.0 million were paid during the years ended December 31, 2016, 2015, and 2014, respectively. Additionally, income taxes totaling approximately $133,000 were refunded during the year ended December 31, 2016.

During the year ended December 31, 2016, the Company closed on the Portfolio Sale (hereinafter defined). The sales price on the Portfolio Sale was approximately $51.6 million, of which approximately $23.1 million was not received in cash at closing; rather the buyer assumed the Company’s $23.1 million mortgage loan secured by the Portfolio Sale properties. The non-cash transaction was reflected on the balance sheet as a decrease in long-term debt of approximately $23.1 million.

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

During the year ended December 31, 2015, the Company acquired an interest in approximately six acres of vacant beachfront property in Daytona Beach, Florida through a real estate venture with an unaffiliated third party institutional investor for approximately $5.7 million. The approximate $5.7 million contribution by the third party was reflected as a non-cash increase in Land and Development Costs and Shareholders’ Equity attributable to the Noncontrolling Interest in Consolidated VIE in the accompanying consolidated balance sheet. During the year ended December 31, 2016, the Company acquired the Noncontrolling Interest from the unaffiliated third party for approximately $4.8 million, a discount of approximately $879,000. The discount was reflected as a non-cash increase in Retained Earnings 6in the accompanying consolidated balance sheet.

During the year ended December 31, 2015, the Company accrued approximately $1.7 million for an obligation representing the low end of the estimated range of possible wetlands restoration costs on approximately 148.4 acres. During the year ended December 31, 2016, an additional accrual of approximately $325,000 was made. This non-cash accrual was reflected on the consolidated balance sheet as an increase in the Land and Development Costs and an increase in Accrued and Other Liabilities. During the year ended December 31, 2016, approximately $935,000 was spent related to the wetlands restoration accrual.

During the years ended December 31, 2015, the Company received a 50% interest in the subsurface rights of approximately 1,400 acres in Lee County, Florida, valued at approximately $68,000. This non-cash transaction was reflected on the consolidated balance sheet as an increase in Land and Development Costs and on the consolidated statement of income as an increase in revenue from real estate operations.

During the years ended December 31, 2016 and 2015 non-cash compensation includes a reduction in the value of accrued stock-based compensation of approximately $93,000 and $314,000, respectively. This portion of non-cash compensation was reflected on the consolidated balance sheet as a decrease in accrued stock-based compensation and on the consolidated income statement as a decrease in general and administrative expenses.

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own and manage thirty-one commercial real estate properties in ten states in the U.S. As of December 31, 2016, we owned twenty-one single-tenant and ten multi-tenant income-producing properties with approximately 1,700,000 square feet of gross leasable space. We also own and manage a land portfolio of approximately 9,800 acres. As of February 10, 2017, subsequent to the Minto Sale (hereinafter defined), the Company’s land holdings totaled approximately 8,200 acres. As of December 31, 2016, we had three commercial loan investments including one fixed-rate and one variable-rate mezzanine commercial mortgage loan, and a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan. Our golf operations consist of the LPGA International Golf Club, which is managed by a third party. We also lease some of our land for nineteen billboards, have agricultural operations that are managed by a third party, which consists of leasing land for hay and sod production, timber harvesting, and hunting leases, and own and manage Subsurface Interests (hereinafter defined). The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities at acquisition date of 90 days or less. The Company’s bank balances as of December 31, 2016 include certain amounts over the Federal Deposit Insurance Corporation limits.

RESTRICTED CASH

Restricted cash totaled approximately $9.8 million at December 31, 2016 of which approximately $8.2 million of cash is being held in escrow to be reinvested through the like-kind exchange structure into other income properties; approximately $172,000 is being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013; approximately $432,000 is being held in three separate escrow accounts related to three separate land transactions of which one closed in December 2013 and two closed in December

2015; approximately $375,000 is being held in escrow for funding of customary tenant improvements pursuant to a lease with 24 Hour Fitness USA, Inc. (“24 Hour Fitness”) at The Grove property located in Winter Park, Florida; and approximately $659,000 is being held in a reserve primarily for certain required tenant improvements for the Lowes in Katy, Texas.

INVESTMENT SECURITIES

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, the Company’s investments in debt and equity securities (“Investment Securities”) have been determined to be classified as available-for-sale. Available-for-sale securities are carried at fair value in the consolidated balance sheets, with the unrealized gains and losses, net of income tax, reported in other comprehensive income.

Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in investment income in the consolidated statements of operations. With respect to debt securities, when the fair value of a debt security classified as available-for-sale is less than its cost, management assesses whether or not: (i) it has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions are met, the Company must recognize an other-than-temporary impairment through earnings for the differences between the debt security’s cost basis and its fair value, and such amount is included in investment income in the consolidated statements of operations. There were no other-than-temporary impairments during the years ended December 31, 2016 or 2014, respectively. As of and for the year ended December 31, 2015, an other-than-temporary impairment was deemed to exist on a portion of the Company’s equity securities resulting in an impairment charge of approximately $60,000 which is included as a reduction in investment income in the consolidated statements of operations. The Company completed the disposition of its remaining position in Investment Securities during the year ended December 31, 2016 resulting in a loss of approximately $576,000.

The cost of Investment Securities sold is based on the specific identification method. Interest and dividends on Investment Securities classified as available-for-sale are included in investment income in the consolidated statements of operations.

The fair value of the Company’s available-for-sale equity securities was measured quarterly, on a recurring basis, using Level 1 inputs, or quoted prices for identical, actively traded assets. The fair value of the Company’s available-for-sale debt securities was measured quarterly, on a recurring basis, using Level 2 inputs.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITY

Interest Rate Swap. During the year ended December 31, 2016, in conjunction with the variable-rate mortgage loan secured by our property located in Raleigh, North Carolina leased to Wells Fargo Bank, NA (“Wells Fargo”), the Company entered into an interest rate swap to fix the interest rate (the “Interest Rate Swap”). The Company accounts for its cash flow hedging derivative in accordance with FASB ASC Topic 815-20, Derivatives and Hedging. Depending upon the hedge’s value at each balance sheet date, the derivative is included in either Other Assets or Accrued and Other Liabilities on the consolidated balance sheet at its fair value. On the date the Interest Rate Swap was entered into, the Company designated the derivative as a hedge of the variability of cash flows to be paid related to the recognized long-term debt liability.

The Company formally documented the relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. At the hedge’s inception, the Company formally assessed whether the derivative that is used in hedging the transaction is highly effective in offsetting changes in cash flows of the hedged item. As the terms of the Interest Rate Swap and the associated debt are identical, the Interest Rate Swap qualifies for the shortcut method, therefore, it is assumed that there is no hedge ineffectiveness throughout the entire term of the Interest Rate Swap.

Changes in fair value of the Interest Rate Swap that are highly effective and designated and qualified as a cash-flow hedge are recorded in other comprehensive income and loss, until earnings are affected by the variability in cash flows of the designated hedged item.

Put Options. There were no derivatives outstanding as of December 31, 2016 or 2015. There were certain derivatives outstanding as of September 30, 2015 which were exercised during the quarter ended December 31, 2015. These derivatives were not designated as hedging instruments and, accordingly, the changes in fair value (i.e. gains or losses) were recorded in the consolidated statements of operations through investment income. The fair value of the Company’s derivatives not designated as hedging instruments are measured quarterly, on a recurring basis, using Level 2 inputs. The Company’s derivatives exercised during the year ended December 31, 2015 were for put options sold related to common stock investments included in the investment securities asset category; see Note 5, “Investment Securities.” The liability for the fair market value of the put options sold was included on the consolidated balance sheet in Accrued and Other Liabilities prior to their execution.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at December 31, 2016 and 2015, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s investments in variable rate commercial loans approximates fair value at December 31, 2016 and 2015, since the floating rates of the loans reasonably approximate current rates for notes with similar risks and maturities. The carrying amount of the Company’s credit facility approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loan investment, mortgage notes, and convertible debt is measured at fair value based on current market rates for financial instruments with similar risks and maturities, see Note 6, “Fair Value of Financial Instruments.”

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

CLASSIFICATION OF COMMERCIAL LOAN INVESTMENTS

Loans held for investment are stated at the principal amount outstanding and include the unamortized deferred loan fees offset by any unaccreted purchase discounts and origination fees, if applicable.

COMMERCIAL LOAN INVESTMENT IMPAIRMENT

The Company’s commercial loans are held for investment. For each loan, the Company evaluates the performance of the collateral property and the financial and operating capabilities of the borrower/guarantor, in part, to assess whether any deterioration in the credit has occurred and for possible impairment of the loan. Impairment would reflect the Company’s determination that it is probable that all amounts due according to the contractual terms of the loan would not be collected. Impairment is measured based on the present value of the expected future cash flows from the loan discounted at the effective rate of the loan or the fair value of the collateral. Upon measurement of impairment, the Company would record an allowance to reduce the carrying value of the loan with a corresponding recognition of loss in the results of operations. Significant exercise of judgment is required in determining impairment, including assumptions regarding the estimate of expected future cash flows, collectability of the loan, the value of the underlying collateral and other provisions including guarantees. The Company has determined that, as of December 31, 2016 and 2015, no allowance for impairment was required.

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

ACCOUNTS RECEIVABLE

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of tenant reimbursable expenses. Receivables related to the tenant reimbursable expenses totaled approximately $125,000 and $831,000 as of December 31, 2016 and 2015, respectively.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled approximately $3.8 million and $1.3 million as of December 31, 2016 and 2015, respectively. The accounts receivable as of December 31, 2016 and 2015 are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015 as more fully described in Note 9, “Other Assets.”

Trade accounts receivable primarily consist of receivables related to golf operations, which are classified in other assets on the consolidated balance sheets. Trade accounts receivable related to golf operations, which primarily consist of membership and event receivables, totaled approximately $326,000 and $253,000 as of December 31, 2016 and 2015, respectively.

The collectability of the aforementioned receivables is determined based on a review of specifically identified accounts using judgments. As of December 31, 2016 and 2015, no allowance for doubtful accounts was required.

PURCHASE ACOUNTING FOR ACQUISITIONS OF REAL ESTATE SUBJECT TO A LEASE

In accordance with the FASB guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values.

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

Prior to October 1, 2016, the Company determined that income property purchases subject to a lease, whether that lease is in-place or originated at the time of acquisition, qualify as a business combination, and acquisition costs are expensed in the period the transaction closes. In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations which clarified the definition of a business. Pursuant to ASU 2017-01, the acquisition of an income property subject to a lease no longer qualifies as a business combination, but rather determined to be an asset acquisition. The Company early adopted ASU 2017-01 effective October 1, 2016 on a prospective basis. Accordingly, for income property acquisitions during the fourth quarter of 2016, acquisition costs have been capitalized.

LAND AND DEVELOPMENT COSTS

The carrying value of land and development includes the initial acquisition costs of land, improvements thereto, and other costs incidental to the acquisition or development of land. Subsurface Interests (hereinafter defined) and capitalized costs relating to timber and hay operations are also included in land and development costs. These costs are allocated to properties on a relative sales value basis and are charged to costs of sales as specific properties are sold. Due to the nature of the business, land and development costs have been classified as an operating activity on the consolidated statements of cash flows.

SALE OF REAL ESTATE

Gains and losses on sales of real estate are accounted for as required by FASB ASC Topic 976-605-25, Accounting for Sales of Real Estate. The Company recognizes revenue from the sale of real estate at the time the sale is consummated, unless the property is sold on a deferred payment plan and the initial payment does not meet established criteria, or the Company retains some form of continuing involvement in the property. As market information becomes available, real estate cost basis is analyzed and recorded at the lower of cost or market.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. The amount of depreciation of property, plant, and equipment, exclusive of amortization related to intangible assets, recognized for the years ended December 31, 2016, 2015, and 2014, was approximately $5.5 million, $3.5 million, and $2.7 million respectively. Interest of approximately $11,000 was capitalized to construction in progress during 2014, respectively with no interest capitalized in 2016 or 2015.

The range of estimated useful lives for property, plant, and equipment is as follows:

Golf Buildings and Improvements	10	-	43	Years
Golf Equipment	3	-	10	Years
Income Properties Buildings and Improvements	10	-	55	Years
Other Furnishings and Equipment	3	-	25	Years
Agriculture Equipment	5	-	10	Years

LONG-LIVED ASSETS

The Company follows FASB ASC Topic 360-10, Property, Plant, and Equipment in conducting its impairment analyses. The Company reviews the recoverability of long-lived assets, including land and development costs, real estate held for sale, and property, plant, and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of situations considered to be triggering events include: a substantial decline in operating cash flows during the period, a current or projected loss from operations, an income property not fully leased or leased at rates that are less than current market rates, and any other quantitative or qualitative events deemed significant by our management. Long-lived assets are evaluated for impairment by using an undiscounted cash flow approach, which considers future estimated capital expenditures. Impairment of long-lived assets is measured at fair value less cost to sell.

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

OTHER REAL ESTATE INTERESTS

From time to time the Company will release surface or subsurface entry rights upon request of the surface owner. The Company recognizes revenue from the release at the time the transaction is consummated, unless the property is released under a deferred payment plan and the initial payment does not meet the criteria established under FASB ASC Topic 976-605-25, Accounting for Sales of Real Estate, the Company retains some form of continuing involvement in the property, or the transaction does not meet other requirements.

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

Both the Company’s stock options and stock appreciation rights awarded under the 2001 Plan are liability classified awards and are required to be remeasured to fair value at each balance sheet date until the award is settled, as required by applicable provisions of FASB ASC Topic, Share-Based Payments. See Note 18, “Stock-Based Compensation.”

At the Annual Meeting of Shareholders of the Company held on April 28, 2010, the Company’s shareholders approved the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan replaced the Company’s 2001 Plan. At the Annual Meeting of Shareholders of the Company held on April 24, 2013, the Company’s shareholders approved an amendment and restatement of the entire 2010 Plan which among other things incorporated claw back provisions and clarified language regarding the shares available subsequent to forfeiture of any awards of restricted shares. At the Annual Meeting of Shareholders of the Company held on April 23, 2014, the Company’s shareholders approved an amendment to the 2010 Plan increasing the number of shares authorized for issuance by 240,000 shares bringing the total number of shares authorized for issuance to 450,000. Awards under the 2010 Plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and performance units. Employees of the Company and its subsidiaries and non-employee directors may be selected by the Compensation Committee to receive awards under the 2010 Plan. The maximum number of shares of which stock awards may be granted under the 2010 Plan is 450,000 shares. No participant may receive awards during any one calendar year representing more than 50,000 shares of common stock. In no event will the number of shares of common stock issued under the plan upon the exercise of incentive stock options exceed 450,000 shares. These limits are subject to adjustments by the Compensation Committee as provided in the 2010 Plan for stock splits, stock dividends, recapitalizations, and other similar transactions or events. The 2010 Plan will terminate on the tenth anniversary of the date that it was adopted by the Board, and no awards will be granted under the plan after that date.

All non-qualified stock option awards and the restricted share awards granted under the 2010 plan were determined to be equity-based awards under FASB ASC Topic, Share-Based Payments.

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

INCOME TAXES

The Company uses the asset and liability method to account for income taxes. Deferred income taxes result primarily from the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, see Note 19, “Income Taxes.” In June 2006, the FASB issued additional guidance, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements included in income taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with FASB guidance included in income taxes, the Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the FASB guidance.

EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per common share are based on the assumption of the conversion of stock options using the treasury stock method at average cost for the year, see Note 10, “Common Stock and Earnings Per Share.”

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

Approximately 33% of the Company’s income property portfolio and all of the land holdings, golf operations, agriculture operations, and Subsurface Interests (hereinafter defined) are in the State of Florida. Uncertainty of the duration of a prolonged real estate and economic downturn could have an adverse impact on the Company’s real estate values.

Due to the continuing diversification of our income property tenant mix and the addition of new revenue sources including the interest income from commercial loan investments, on a revenue basis, none of the Company’s income property tenants individually accounted for more than 10% of consolidated revenues during the years ended December 31, 2016, 2015, or 2014.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU 2014-09, which amends its guidance on the recognition and reporting of revenue from contracts with customers. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the provisions and has determined that ASU 2014-09 will have little to no impact on the Company’s consolidated financial statements. The Company plans to implement ASU 2014-09 effective January 1, 2018.

In April 2015, the FASB issued ASU 2015-03, related to simplifying the presentation of debt issuance costs. The amendments in this update are effective for annual reporting periods beginning after December 15, 2015. The amendment requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the debt liability, whereas previously, debt issuance costs were presented as a deferred charge in the asset section of the balance sheet. The Company has adopted ASU 2015-03 effective January 1, 2016 on a retrospective basis. The amount of unamortized debt issuance costs to be included as a direct deduction from the carrying amount of the debt liability is approximately $1.7 million as of January 1, 2016.

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

In February 2016, the FASB issued ASU 2016-02, which requires entities to recognize assets and liabilities that arise from financing and operating leases and to classify those finance and operating lease payments in the financing or operating sections, respectively, of the statement of cash flows. The amendments in this update are effective for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its consolidated financial statements. The Company plans to implement ASU 2016-02 effective January 1, 2019.

In March 2016, the FASB issued ASU 2016-09, which amends certain aspects of the stock-based compensation guidance. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016. The Company has evaluated the provisions of ASU 2016-09, noting the provisions are generally expected to have a positive impact on income tax expense in the Company’s consolidated financial statements due to the tax effects of exercised or vested stock awards being treated as discrete items in the reporting period in which they occur. The Company has implemented ASU 2016-09 effective January 1, 2017.

In August 2016, the FASB issued ASU 2016-15, which clarifies the appropriate classification of certain cash receipts and payments in the statement of cash flows. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its consolidated statements of cash flows. The Company plans to implement ASU 2016-15 effective January 1, 2018.

In January 2017, the FASB issued ASU 2017-01, which clarified the definition of a business with respect to business combination guidance. Pursuant to ASU 2017-01, the acquisition of an income property subject to a lease no longer qualifies as a business combination, but rather is determined to be an asset acquisition. The Company early adopted ASU 2017-01 effective October 1, 2016 on a prospective basis and determined that acquisitions of income properties in the fourth quarter of 2016 did not qualify as a business combination. Accordingly, for income property acquisitions during the fourth quarter of 2016, acquisition costs have been capitalized.

NOTE 2.       INCOME PROPERTIES

2016 Activity. During the year ended December 31, 2016, the Company acquired ten income properties, seven single-tenant and three multi-tenant, at an aggregate purchase price of approximately $86.7 million. Based on independent third-party purchase price allocation valuations, of the total acquisition cost, approximately $40.4 million was allocated to land, approximately $27.4 million was allocated to buildings and improvements, approximately $20.0 million was allocated to intangible assets pertaining to the in-place lease value and above-market lease value, and approximately $1.1 million was allocated to intangible liabilities pertaining to the below-market lease value. The weighted average amortization period for the intangible assets and liabilities was approximately 14.3 years at the time of acquisition. Acquisitions consisted of the following:

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

•

On October 14, 2016, the Company acquired a 75,841 square-foot building situated on approximately 5.24 acres in Santa Clara, California for a purchase price of approximately $30.0 million. The two-tenant office building is 100% leased to Centrify Corporation and Adesto Technologies, and as of the acquisition date, the remaining lease terms were approximately 4.0 and 7.0 years, respectively.

•

On November 30, 2016, the Company acquired a 52,474 square-foot building situated on approximately 1.39 acres in Reno, Nevada for a purchase price of approximately $6.9 million. The retail building is 95% leased to Century Theatres, an affiliate of Cinemark, and as of the acquisition date, the remaining term of the lease was approximately 3.0 years.

Nineteen income properties were disposed of during the year ended December 31, 2016 for an aggregate sales price of approximately $74.3 million as described below:

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

•

On September 16, 2016, the Company sold its portfolio of fourteen single-tenant income properties (the “Portfolio Sale”). The properties include nine properties leased to Bank of America, located primarily in Orange County and also in Los Angeles County, California; two properties leased to Walgreens, located in Boulder, Colorado and Palm Bay, Florida; a property leased to a subsidiary of CVS located in Tallahassee, Florida; a ground lease for a property leased to Chase Bank located in Chicago, Illinois; and a ground lease for a property leased to Buffalo Wild Wings in Phoenix, Arizona. The sales price for the Portfolio Sale was approximately $51.6 million, which included the buyer’s assumption of the Company’s existing $23.1 million mortgage loan secured by the fourteen properties. The Portfolio Sale resulted in a net gain of approximately $11.1 million, or approximately $1.20 per share, after tax, during the third quarter of 2016, with a loss due to additional legal costs of approximately $82,000 recognized in the fourth quarter of 2016 for a final net gain of approximately $11.0 million. The Company’s net gain on the Portfolio Sale of approximately $11.1 million consists of approximately $11.4 million, which is included in gain on disposition of assets, offset by approximately $367,000 of unamortized loan costs on the $23.1 million mortgage loan which were written off and included in interest expense on the consolidated statement of operations.

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

On April 5, 2016, the Company entered into a 15-year lease with 24 Hour Fitness for the anchor space at The Grove property located in Winter Park, Florida. The lease is for approximately 40,000 square feet, or 36%, of the 112,000 square foot multi-tenant retail center. On July 6, 2016, the Company funded approximately $4.0 million into an escrow account for customary tenant improvements for the build out of the space to be occupied by 24 Hour Fitness. 24 Hour Fitness began drawing funds from escrow in September of 2016, and continued doing so in accordance with the lease as construction progressed. As of December 31, 2016, approximately $3.6 million of construction has been funded from the escrow account, leaving a remaining cash commitment of approximately $375,000. The balance was funded during January of 2017, 24 Hour Fitness completed construction, and the grand opening took place on February 4, 2017.

2015 Activity. During the year ended December 31, 2015, the Company acquired four income properties, two single-tenant, one multi-tenant, and one vacant outparcel adjacent to one of our multi-tenant properties, at an aggregate acquisition cost of approximately $76.5 million, for an aggregate purchase price of approximately $76.4 million. Based on the finalization of independent third-party purchase price allocation valuations completed during 2015, of the total acquisition cost, approximately $17.1 million was allocated to land, approximately $78.9 million was allocated to buildings and improvements, approximately $12.1 million was allocated to intangible assets pertaining to the in-place lease value and above-market lease value, and approximately $31.6 million was allocated to intangible liabilities pertaining to the below-market lease value. The weighted average amortization period for the intangible assets and liabilities was approximately 15.7 years at the time of acquisition. Six income properties were disposed of during the year ended December 31, 2015, for an aggregate sales price of approximately $24.3 million. Aggregate gains on 2015 dispositions were approximately $5.5 million, while impairments on disposals were approximately $510,000.

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

NOTE 3.       COMMERCIAL LOAN INVESTMENTS

Our investments in commercial loans or similar structured finance investments, such as mezzanine loans or other subordinated debt, have been and are expected to continue to be secured by commercial or residential real estate or the borrower’s pledge of its ownership interest in the entity that owns the real estate. The first mortgage loans we invest in or originate are for commercial real estate located in the United States and its territories, and are current or performing with either a fixed or floating rate. Some of these loans may be syndicated in either a pari-passu or senior/subordinated structure. Commercial first mortgage loans generally provide for a higher recovery rate due to their senior position in the underlying collateral. Commercial mezzanine loans are typically secured by a pledge of the borrower’s equity ownership in the underlying commercial real estate. Unlike a mortgage, a mezzanine loan is not secured by a lien on the property. An investor’s rights in a mezzanine loan are usually governed by an intercreditor agreement that provides holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same commercial property.

On September 24, 2015, the Company originated a $14.5 million first mortgage loan secured by a hotel in San Juan, Puerto Rico. The loan was to have matured in September 2018 and bore a floating interest rate of 30-day London Interbank Offer Rate (“LIBOR”) plus 900 basis points, of which 700 basis points were payable currently and 200 basis points accrued over the term of the loan. At closing, a loan origination fee of approximately $181,000 was received by the Company and was being accreted ratably into income through the contractual maturity date. On May 26, 2016, this $14.5 million first mortgage loan was repaid at a discount of approximately $218,000. At payoff, the remaining loan origination fee of approximately $145,000, net of loan costs of approximately $32,000, was accreted into income.

During the year ended December 31, 2016, the approximately $9.0 million B-Note secured by a property in Sarasota, Florida and the $10.0 mezzanine loan secured by property in Dallas, Texas were extended by the borrowers, each borrower having exercised one-year extension options thereby extending the maturity dates to June 2017 and September 2017, respectively, with maximum maturity extensions to June 2018 and September 2019, respectively.

As of December 31, 2016, the Company owned three performing commercial loan investments which have an aggregate outstanding principal balance of approximately $24.0 million. These loans are secured by real estate, or the borrower’s equity interest in real estate, located in Dallas, Texas, Sarasota, Florida, and Atlanta, Georgia and have an average remaining maturity of approximately 0.9 years and a weighted average interest rate of 8.9%.

The Company’s commercial loan investment portfolio was comprised of the following at December 31, 2016:

	Date of	Maturity	Original Face	Current Face	Carrying
Description	Investment	Date	Amount	Amount	Value	Coupon Rate
Mezz – Hotel – Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2017	8,960,467	8,960,467	8,960,467	30 ‑day LIBOR plus 7.50%
Mezz – Hotel, Dallas, TX	September 2014	September 2017	10,000,000	10,000,000	10,000,000	30 day LIBOR plus 7.25%
Total			$23,960,467	$23,960,467	$23,960,467

The carrying value of the commercial loan investment as of December 31, 2016 consisted of the following:

Total
Current Face Amount	$23,960,467
Unamortized Fees	—
Unaccreted Origination Fees	—
Total Commercial Loan Investments	$23,960,467

The Company’s commercial loan investment portfolio was comprised of the following at December 31, 2015:

	Date of	Maturity	Original Face	Current Face	Carrying
Description	Investment	Date	Amount	Amount	Value	Coupon Rate
Mezz – Hotel – Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2016	8,960,467	8,960,467	8,960,467	30 day LIBOR plus 7.50%
Mezz – Hotel, Dallas, TX	September 2014	September 2016	10,000,000	10,000,000	10,000,000	30 day LIBOR plus 7.25%
First Mortgage – Hotel, San Juan, Puerto Rico	September 2015	September 2018	14,500,000	14,500,000	14,371,489	30 day LIBOR plus 9.00%
Total			$38,460,467	$38,460,467	$38,331,956

The carrying value of the commercial loan investment as of December 31, 2015 consisted of the following:

Total
Current Face Amount	$38,460,467
Unamortized Fees	36,382
Unaccreted Origination Fees	(164,893)
Total Commercial Loan Investments	$38,331,956

NOTE 4.       LAND AND DEVELOPMENT COSTS AND SUBSURFACE INTERESTS

As of December 31, 2016, the Company owned approximately 9,800 acres of land in Daytona Beach, Florida, along six miles of the west and east side of Interstate 95. Presently, the majority of this land is used for agricultural purposes. Approximately 1,100 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 8,700 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,100 acres which are located further west of Interstate 95 and a few miles north of Interstate 4 and this land is generally well suited for industrial purposes. As of February 10, 2017, subsequent to the Minto Sale (hereinafter defined), the Company’s land holdings totaled approximately 8,200 acres of which approximately 7,100 acres are located on the west side of Interstate 95.

Land and development costs at December 31, 2016 and 2015, are summarized as follows:

	December 31,
	2016	2015
Land and Development Costs ($-0- and $11,329,574 Related to Consolidated VIE as of December 31, 2016 and 2015, respectively)	$39,681,558	$38,736,865
Land, Timber, and Subsurface Interests	12,273,720	14,669,155
Total Land and Development Costs	$51,955,278	$53,406,020

Real estate operations revenue consisted of the following for the years ended December 31, 2016, 2015, and 2014, respectively:

	2016	2015	2014
Revenue Description	($000's)	($000's)	($000's)
Land Sales Revenue	$11,871	$4,276	$8,744
Tomoka Town Center - Percentage of Completion Revenue	17,490	8,128	—
Revenue from Reimbursement of Infrastructure Costs	4,500	—	—
Impact Fee and Mitigation Credit Sales	2,220	463	926
Subsurface Revenue	1,802	3,003	3,704
Fill Dirt and Other Revenue	261	73	119
Total Real Estate Operations Revenue	$38,144	$15,943	$13,493

The Tomoka Town Center consists of approximately 235 acres of which approximately 180 acres are developable. Land sales with a gross sales price totaling approximately $21.4 million within the Tomoka Town Center consisted of sales of approximately 99 acres to Tanger, Sam’s Club, and North American Development Group “NADG”) in 2015 and 2016 (the “Tomoka Town Center Sales Agreements”). The remaining developable acreage of approximately 82 acres is currently under contract with NADG as described in the land pipeline in Note 20, “Commitment and Contingencies.” The Company performed certain infrastructure work, beginning in the fourth quarter of 2015 through its completion in the fourth quarter of 2016, which required the sales price on the Tomoka Town Center Sales Agreements to be recognized on the percentage-of-completion basis. All revenue related to the Tomoka Town Center Sales Agreements has been recognized as of December 31, 2016. The timing of the reimbursements of the remaining infrastructure worth approximately $3.8 million is more fully described in Note 9, “Other Assets.”

Land Sales. During the year ended December 31, 2016, a total of approximately 707.7 acres were sold for approximately $13.8 million as described below:

					Gross Sales		Gain
			Date of	No. of	Price (1)	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Commercial / Retail	East of I-95	02/12/16	3.1	$190	$61,000	$145
2	NADG - OutParcel	East of I-95	03/30/16	4.4	2,000	455,000	1,304
3	Minto Sales Center	West of I-95	09/27/16	4.5	205	46,000	126
4	Commercial / Retail	West of I-95	10/13/16	17.1	3,034	177,000	2,675
5	Commercial / Retail	East of I-95	12/22/16	74.6	830	11,000	751
6	ICI Homes	West of I-95	12/29/16	604.0	7,500	12,000	3,303
				707.7	$13,759	$19,000	$8,304

(1)

Land Sales Revenue for 2016 is equal to the Gross Sales Price of land sales during 2016 of $13,759, less the $2.0 million sales price for the NADG – OutParcel, plus approximately $112,000 of incentives earned and received during 2016 related to the Distribution Center sale which closed during 2014.

During the year ended December 31, 2015, a total of approximately 114.1 acres were sold for approximately $22.5 million as described below:

					Gross Sales		Gain
			Date of	No. of	Price (1)	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Commercial / Retail	East of I-95	06/01/15	3.0	$505	$168,000	$476
2	Commercial / Retail	Highlands County	06/17/15	0.9	250	278,000	223
3	Tanger	East of I-95	11/12/15	38.9	9,700	249,000	2,793
4	Integra Land Company	East of I-95	12/18/15	15.0	2,376	158,000	2,265
5	Sam's Club	East of I-95	12/23/15	18.1	4,500	249,000	1,279
6	NADG - First Parcel	East of I-95	12/29/15	37.3	5,168	139,000	1,421
7	Commercial / Retail	East of I-95	12/29/15	0.9	30	33,000	20
				114.1	$22,529	$197,000	$8,477

(1)

Land  Sales Revenue for 2015 is equal to the Gross Sales Price of land sales during 2015 of $22,529, less the aggregate $19.4 million sales price for the Tomoka Town Center Sales (Tanger, Sam’s Club, and NADG – First Parcel), plus approximately $1.03 million of incentives received and earned during 2015 related to the Distribution Center sale which closed during 2014, plus approximately $87,000 of percentage-of-completion revenue earned during 2015 for the Distribution Center Sale which closed during 2014.

During the year ended December 31, 2014, a total of 99.7 acres were sold for approximately $8.8 million as described below:

					Gross Sales		Gain
			Date of	No. of	Price (1)	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Halifax Humane Society, Inc.	West of I-95	02/18/14	3.1	$392	$126,000	$347
2	Distribution Center	East of I-95	08/15/14	75.6	7,790	103,000	3,903
3	Victor Indigo Lakes, L.L.C.	East of I-95	10/30/14	21.0	625	30,000	552
				99.7	$8,807	$88,000	$4,802

(1)

Land Sales Revenue for 2014 is equal to the Gross Sales Price of land sales during 2014 of $8,807, less approximately $87,000 of percentage-of-completion revenue recognized during 2015 for the Distribution Center Sale which closed during 2014, plus approximately $25,000 for the sale of a ditch parcel.

Land Impairments. As more fully described in Note 8, “Impairment of Long-Lived Assets,” during the year ended December 31, 2016, impairment charges totaled approximately $1.0 million on our undeveloped land holdings. Two of the ten executed purchase and sale agreements as described in Note 20, “Commitments and Contingencies,” include approximately eight acres of land that have a higher cost basis than the remainder of the Company’s historic land holdings as these acres were repurchased by the Company in previous years from the prior purchasers thereof (the “Repurchased Land”). In connection with those two contracts, the Company recognized impairment charges of approximately $717,000 and $311,000, respectively, in the second quarter of 2016. The total impairment charges represent the anticipated losses on the sales plus estimated closing costs. As of December 31, 2016, the land upon which the impairments were charged is still under contract to be sold.  During the years ended December 31, 2015 and 2014, the Company did not recognize any impairments of its land holdings.

Beachfront Venture. During the year ended December 31, 2015, the Company acquired, through a real estate venture with an unaffiliated third party institutional investor, an interest in approximately six acres of vacant beachfront property located in Daytona Beach, Florida. The property was acquired for approximately $11.3 million of which the Company contributed approximately $5.7 million. As of December 31, 2015, the real estate venture was fully consolidated as the Company determined that it was the primary beneficiary of the variable interest entity. On November 17, 2016, the Company acquired the unaffiliated third party’s interest for approximately $4.8 million, a discount of approximately $879,000. The discount was recorded through equity on the consolidated balance sheet during the quarter and year ended December 31, 2016. The Company evaluated its interest in the six-acre vacant beachfront property for impairment and determined that no impairment was necessary as of December 31, 2016. As the Company owns the entire real estate venture as of December 31, 2016, there is no longer a consolidated VIE. The six acre vacant beachfront property asset totaled approximately $11.7 million as of December 31, 2016 which includes the additional land basis related to entitlement costs. The beachfront property received approval of the rezoning and entitlement of the site for up to approximately 1.2 million square feet of density. The Company is in negotiations with two prospective tenants, Cocina 214 Mexican Restaurant & Bar and LandShark Bar & Grill, to lease the two restaurants the Company intends to develop on the parcel. The zoning and entitlements received allow for the restaurant development and a larger scale vertical development should market conditions permit.

Other Real Estate Assets. The Company owns impact fees of approximately $925,000 and mitigation credits of approximately $1.4 million for a combined total of approximately $2.3 million as of December 31, 2016. As of December 31, 2015, the Company owned impact fees of approximately $3.1 million and mitigation credits of approximately $1.4 million for a combined total of approximately $4.5 million. During the years ended December 31, 2016 and 2015, the Company received cash payments of approximately $2.2 million and $463,000, respectively, for impact fees with a cost basis that was generally of equal value.

Subsurface Interests. The Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 500,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances additional revenues from royalties applicable to production from the leased acreage.

During November 2015, the Company hired Lantana Advisors, a subsidiary of SunTrust, to evaluate the possible sale of the Subsurface Interests. On April 13, 2016, the Company entered into a purchase and sale agreement with an affiliate of Land Venture Partners, LLC (“LVP”) for the sale of the Subsurface Interests, including the royalty interests in two operating oil wells in Lee County, Florida and its interests in the oil exploration lease with Kerogen Florida Energy Company LP, for a sales price of approximately $24 million (the “Subsurface Sale”). The Subsurface Sale was terminated on November 8, 2016.  The Company and LVP, amongst other things, were unable to reach a resolution on issues pertaining to the acceptability of title for a portion of the total acres in the Subsurface Interests.

During 2011, an eight-year oil exploration lease was executed. The lease calls for annual lease payments which are recognized as revenue ratably over the respective twelve-month lease periods. In addition, non-refundable drilling penalty payments are made as required by the drilling requirements in the lease which are recognized as revenue when received. Cash payments for both the annual lease payment and the drilling penalty, if applicable, are received in full on or before the first day of the respective lease year.

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

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the years December 31, 2016, 2015, and 2014, lease income of approximately $1.1 million, $1.7 million, and $2.9 million was recognized, respectively. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2017 or, if renewed, on similar terms or conditions.

During the years ended December 31, 2016, 2015, and 2014, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Production volume from these oil wells was 50,441 barrels in 2016, 62,745 barrels in 2015, and 64,835 barrels in 2014, resulting in revenues received from oil royalties of approximately $50,000, $68,000 and $198,000, respectively.

The Company is not prohibited from the disposition of any or all of its Subsurface Interests. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments such as income-producing properties. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee based on a percentage of the surface value. Cash payments for the release of surface entry rights totaled approximately $493,000, $995,000, and $4,000 during the years ended December 31, 2016, 2015, and 2014, respectively, which is included in revenue from real estate operations. During the fourth quarter of 2015, in conjunction with the release of the Company’s surface entry rights related to approximately 1,400 acres in Lee County, Florida, for a cash payment of approximately $920,000, the Company also received the 50% interest in the subsurface rights of those acres, which the Company did not previously own, for a fair value of approximately $68,000, which is also included in revenue from real estate operations.

In addition, the Company generated revenue of approximately $250,000, $73,000, and $119,000 during the years ended December 31, 2016, 2015, and 2014, respectively, from fill dirt excavation agreements.

NOTE 5.       INVESTMENT SECURITIES

During the year ended December 31, 2016, the Company completed the disposition of its remaining position in investment securities, including common stock and debt securities of a publicly traded real estate company, with a total basis of approximately $6.8 million, resulting in net proceeds of approximately $6.3 million, or a loss of approximately $576,000.

Available-for-Sale securities consisted of the following as of December 31, 2015, with no such investments remaining as of December 31, 2016:

	As of December 31, 2015
		Gains in	Losses in
		Accumulated	Accumulated	Estimated
		Other	Other	Fair Value
		Comprehensive	Comprehensive	(Level 1 and 2
	Cost (1)	Income	Income	(Inputs)
Debt Securities (Level 2)	$843,951	$—	$(41,451)	$802,500
Total Debt Securities	843,951	—	(41,451)	802,500
Common Stock (Level 1)	5,981,464	—	(1,080,197)	4,901,267
Total Equity Securities	5,981,464	—	(1,080,197)	4,901,267
Total Available-for-Sale Securities	$6,825,415	$—	$(1,121,648)	$5,703,767

(1)

The cost basis in the common stock investment is net of an other-than-temporary impairment charge of approximately $60,000 charged to earnings through investment income in the consolidated statements of operations.

The total unrealized loss of approximately $1.1 million during the year ended December 31, 2015, net of income tax of approximately $415,000, is included in other comprehensive income.

The following is a table reflecting the gains and losses recognized on the sale of investment securities during the years ended December 31, 2016, 2015, and 2014:

, 2015
	For the Year Ended December 31,
	2016	2015	2014
Proceeds from the Disposition of Debt Securities	$827,738	$2,084,994	$—
Cost Basis of Debt Securities Sold	(843,951)	(1,930,080)	—
Loss recognized in Statement of Operations on the Disposition of Debt Securities	(16,213)	154,914	—
Proceeds from the Disposition of Equity Securities	5,424,624	2,574,091	30,476
Cost Basis of Equity Securities Sold	(5,983,978)	(2,565,816)	(25,641)
Gain (Loss) recognized in Statement of Operations on the Disposition of Equity Securities	$(559,354)	$8,275	$4,835
Total Gain (Loss) recognized in Statement of Operations on the Disposition of Debt and Equity Securities	$(575,567)	$163,189	$4,835

NOTE 6.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and Cash Equivalents - Level 1	$7,779,562	$7,779,562	$4,060,677	$4,060,677
Restricted Cash - Level 1	9,855,469	9,855,469	14,060,523	14,060,523
Commercial Loan Investments - Level 2	23,960,467	24,228,242	38,331,956	38,460,467
Long-Term Debt - Level 2	166,245,201	171,111,337	166,796,853	172,572,305

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

The following table presents the fair value of assets measured on a recurring basis by Level at December 31, 2016:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2016	Assets (Level 1)	(Level 2)	(Level 3)

Cash Flow Hedge - Interest Rate Swap	$416,590	$—	$416,590	$—
Total	$416,590	$—	$416,590	$—

At December 31, 2016, approximately eight acres of undeveloped land under contract for sale as of December 31, 2016 were measured on a non-recurring basis using Level 3 inputs in the fair value hierarchy, which resulted in aggregate impairment charge of approximately $1.0 million as further described in Note 8, “Impairment of Long-Lived Assets.” The following table presents the fair value of those assets measured on a non-recurring basis by Level as of December 31, 2016:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2016	Assets (Level 1)	(Level 2)	(Level 3)

Land Parcel - 3.6 Repurchased Acres	$1,398,374	$—	$—	$1,398,374
Land Parcel - 4.5 Repurchased Acres	1,119,410	—	—	1,119,410
Total	$2,517,784	$—	$—	$2,517,784

The following table presents the fair value of assets measured on a recurring basis by Level at December 31, 2015:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2015	Assets (Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities
Available-for-Sale Debt Securities	$802,500	$—	$802,500	$—
Available-for-Sale Equity Securities	4,901,267	4,901,267	—	—
Total Available-for-Sale Securities	5,703,767	4,901,267	802,500	—
Total	$5,703,767	$4,901,267	$802,500	$—

NOTE 7.       INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-places, and the value of leasing costs, based in each case on their fair values.

Intangible assets and liabilities consisted of the following as of December 31, 2016 and 2015:

	As of
	December 31, 2016	December 31, 2015
Intangible Lease Assets:
Value of In-Place Leases	$30,978,776	$19,588,642
Value of Above Market In-Place Leases	2,905,624	1,469,143
Value of Intangible Leasing Costs	7,010,192	3,835,158
Sub-total Intangible Lease Assets	40,894,592	24,892,943
Accumulated Amortization	(6,168,770)	(4,805,792)
Sub-total Intangible Lease Assets—Net	34,725,822	20,087,151
Intangible Lease Liabilities (included in accrued and other liabilities):
Value of Below Market In-Place Leases	(33,370,217)	(32,315,741)
Sub-total Intangible Lease Liabilities	(33,370,217)	(32,315,741)
Accumulated Amortization	2,852,166	336,182
Sub-total Intangible Lease Liabilities—Net	(30,518,051)	(31,979,559)
Total Intangible Assets and Liabilities—Net	$4,207,771	$(11,892,408)

During the year ended December 31, 2016, the value of in-place leases increased by approximately $14.9 million, the value of above-market in-place leases increased by approximately $1.7 million, the value of intangible leasing costs increased by  approximately $3.3 million, and the value of below-market in-place leases increased by approximately $1.1 million due to the acquisition of ten income properties, offset by the disposal of approximately $2.4 million due to the sale of nineteen income properties and net amortization of approximately $456,000 for a net increase during 2016 of approximately $16.1 million.

As of December 31, 2016 and 2015, approximately $29.0 and $31.6 million, respectively, of the total below market in-place lease value is related to the Wells Fargo property located in Raleigh, North Carolina which was acquired on November 18, 2015.

Total net amortization of intangible assets and liabilities was approximately $456,000, $1.5 million and $768,000 for the years ending December 31, 2016, 2015, and 2014, respectively. During the years ended December 31, 2016 and 2015, approximately $2.7 million and $1.7 million, respectively, of the total amortization expense was included in depreciation and amortization expense while approximately $2.2 million and $200,000, respectively, was included as an increase to income properties revenue in the consolidated statements of operations. During the year ended December 31, 2014 total amortization expense was included in depreciation and amortization expense.

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows:

		Future Accretion	Net Future
	Future	to Income	Amortization of
	Amortization	Property	Intangible Assets
Year Ending December 31,	Amount	Revenue	and Liabilities
2017	$4,168,654	$(2,048,941)	$2,119,713
2018	4,165,055	(2,050,973)	2,114,082
2019	4,136,496	(2,045,849)	2,090,647
2020	3,695,075	(1,978,241)	1,716,834
2021	2,077,107	(2,121,186)	(44,079)
Thereafter	13,942,643	(17,732,069)	(3,789,426)
Total	$32,185,030	$(27,977,259)	$4,207,771

As of December 31, 2016, the weighted average amortization period of the total intangible assets and liabilities was approximately 13 and 14 years, respectively.

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

In the second quarter of 2016, an impairment charge of approximately $717,000 was recognized on approximately four acres included in a contract for the sale of a total of approximately six acres of undeveloped land in the City which was executed during the three months ended June 30, 2016. The total impairment charge represented the anticipated loss on the sale of approximately $646,000 plus estimated closing costs of approximately $71,000. As of December 31, 2016, the land is still under contract to be sold.

In the second quarter of 2016, an impairment charge of approximately $311,000 was recognized on approximately four acres of undeveloped land in the City for which a contract for sale was executed during the three months ended September 30, 2016. The total impairment charge represented the anticipated loss on the sale of approximately $256,000 plus estimated closing costs of approximately $55,000. As of December 31, 2016, the land is still under contract to be sold.

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

NOTE 9.       OTHER ASSETS

Other assets consisted of the following:

	As of
	December 31, 2016	December 31, 2015
Income Property Tenant Receivables	$125,383	$830,574
Income Property Straight-line Rent Adjustment	1,773,946	1,781,798
Interest Receivable from Commercial Loan Investments	72,418	155,163
Cash Flow Hedge - Interest Rate Swap	416,590	—
Infrastructure Reimbursement Receivables	3,844,236	1,306,602
Golf Operations Receivables	325,510	253,358
Deferred Deal Costs	745,878	520,308
Prepaid Expenses, Deposits, and Other	2,165,127	1,187,021
Total Other Assets	$9,469,088	$6,034,824

As of December 31, 2016, the Infrastructure Reimbursement Receivables were all related to the Tomoka Town Center land sales and consisted of approximately $1.1 million in incentives due from the community development district, approximately $250,000 due from NADG for a fill dirt agreement, approximately $1,750,000 due from Tanger for infrastructure reimbursement to be repaid over 10 years in $175,000 installments, net of a discount of approximately $191,000, and approximately $990,000 due from Sam’s Club for infrastructure reimbursement to be repaid over 9 remaining years in $110,000 installments, net of a discount of approximately $80,000. The $1.1 million and $250,000 receivables, as well as the second installment of $110,000 from Sam’s Club were all received subsequent to December 31, 2016.

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

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Income Available to Common Shareholders:
Net Income Attributable to Consolidated-Tomoka Land Co.	$16,251,248	$8,347,166	$6,383,818
Weighted Average Shares Outstanding	5,680,165	5,804,655	5,765,997
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	13,697	25,423	22,853
Total Shares Applicable to Diluted Earnings Per Share	5,693,862	5,830,078	5,788,850

Per Share Information:
Basic
Net Income Attributable to Consolidated-Tomoka Land Co.	$2.86	$1.44	$1.11

Diluted
Net Income Attributable to Consolidated-Tomoka Land Co.	$2.85	$1.43	$1.10

In addition to the dilutive securities presented above, the effect of 85,500, 60,200, and 40,400 potentially dilutive securities were not included for the years ended December 31, 2016, 2015, and 2014, respectively, as the effect would be antidilutive.

The Company intends to settle its 4.50% Convertible Senior Notes due 2020 in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Notes have no impact on diluted net income per share until the price of our common stock exceeds the conversion price of $68.90. The average price of our common stock during the year ended December 31, 2016 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

NOTE 11.       TREASURY STOCK

In November 2008, the Company’s Board of Directors authorized the Company to repurchase from time to time up to $8 million of its common stock. There was no expiration date for the repurchase authorization. The Company repurchased 4,660 shares of its common stock at a cost of approximately $105,000, or an average price per share of $22.46, through December 31, 2013, and those shares were retired. During 2014, the Company repurchased an additional 25,836 shares of its common stock on the open market for a total cost of approximately $928,000, or an average price per share of $35.92, and placed those shares in treasury. During the year ended December 31, 2015, the Company repurchased an additional 119,403 shares of its common stock on the open market for a total cost of approximately $6.5 million, or an average price per share of $54.31, and placed those shares in treasury, thereby completing the $8 million share repurchase program.

In the fourth quarter of 2015, the Company announced a new $10 million stock repurchase program (the “$10 Million Repurchase Program”). Under the $10 Million Repurchase Program, during the year ended December 31, 2016, the Company repurchased 151,453 shares of its common stock on the open market for a total cost of approximately $7.4 million, or an average price per share of $49.07, and placed those shares in treasury.

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

At December 31, 2016, the current commitment level under the Credit Facility was $75.0 million. The available borrowing capacity under the Credit Facility was approximately $40.7 million, based on the level of borrowing base assets. As of December 31, 2016, the Credit Facility had a $34.3 million balance.

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

On April 13, 2016, the Company entered into an amendment of the Credit Facility (the “Second Amendment”). The Second Amendment modified section 8.8(n) of the Credit Facility which pertains to permitted stock repurchases by the Company by, among other things, (i) adding the gains from the sale of unimproved land, including the sale of Subsurface Interests or the release of surface entry rights, net of taxes incurred in connection with the sale, to the calculation of Adjusted EBITDA, for the purpose of determining the coverage ratio that must be met before the Company may repurchase shares of its own stock, and (ii) reducing the coverage ratio that must be met before the Company may repurchase shares of its own stock pursuant to section 8.8(n) from 1.75x to 1.50x. As of the date of the Second Amendment, the Company met the required coverage ratio; therefore, subject to black-out periods and other restrictions applicable to share repurchases, the Company will be able to continue to make additional repurchases of its own common stock under the $10 Million Repurchase Program.

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

Mortgage Notes Payable. On February 22, 2013, the Company closed on a $7.3 million non-recourse first mortgage loan originated with UBS Real Estate Securities Inc., secured by its interest in the two-building office complex leased to Hilton Grand Vacations, which was acquired on January 31, 2013. The mortgage loan matures in February 2018, carries a fixed rate of interest of 3.655% per annum, and requires payments of interest only prior to maturity.

On March 8, 2013, the Company closed on a $23.1 million non-recourse first mortgage loan originated with Bank of America, N.A., secured by its interest in fourteen income properties. The mortgage loan carried a fixed rate of 3.67% per annum, and required payments of interest only prior to its maturity. On September 16, 2016, in conjunction with the Portfolio Sale closing, pursuant to the Portfolio Sale agreement, the buyer assumed the $23.1 million mortgage loan. Accordingly, the Company is no longer subject to this loan.

On September 30, 2014, the Company closed on a $30.0 million non-recourse first mortgage loan originated with Wells Fargo Bank, N.A., secured by its interest in six income properties. The mortgage loan matures in October 2034, and carries a fixed rate of 4.33% per annum during the first ten years of the term, and requires payments of interest only during the first ten years of the loan. After the tenth anniversary of the effective date of the loan, the cash flows, as defined in the related loan agreement, generated by the underlying six income properties must be used to pay down the principal balance of the loan until paid off or until the loan matures. The loan is fully pre-payable after the tenth anniversary date of the effective date of the loan.

On April 15, 2016, the Company closed on a $25.0 million non-recourse first mortgage loan originated with Wells Fargo, secured by the Company’s income property leased to Wells Fargo located in Raleigh, North Carolina. The mortgage loan has a 5-year term, maturing in April 2021, with two years’ interest only, and interest and a 25-year amortization for the balance of the term. The mortgage loan bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. The mortgage loan can be prepaid at any time subject to the termination of the interest rate swap.

Convertible Debt. On March 11, 2015, the Company issued $75.0 million aggregate principal amount of 4.50% Convertible Senior Notes due 2020 (the “Notes”). The Notes bear interest at a rate of 4.50% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015. The Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate is 14.5136 shares of common stock for each $1,000 principal amount of Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. On July 20, 2016 the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend. As a result, effective November 7, 2016, the adjusted conversion rate is 14.5253 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.84 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Notes, or specified corporate events. The Company may not redeem the Notes prior to the stated maturity date and no sinking fund is provided for the Notes. The Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Notes in cash upon conversion with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Notes. As of December 31, 2016, the unamortized debt discount of our Notes was approximately $4.1 million to be recognized over the remaining amortization period of approximately 3.2 years.

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

Long-term debt consisted of the following:

	December 31, 2016		December 31, 2015
		Due Within		Due Within
	Total	One Year	Total	One Year
Credit Facility	$34,300,000	$—	$38,300,000	$—
Mortgage Note Payable (originated with UBS)	7,300,000	—	7,300,000	—
Mortgage Note Payable (originated with BOA)	—	—	23,100,000	—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—	30,000,000	—
Mortgage Note Payable (originated with Wells Fargo)	25,000,000	—	—	—
4.50% Convertible Senior Notes due 2020, net of discount	70,880,581	—	69,759,722	—
Loan Costs, net of accumulated amortization	(1,235,380)	—	(1,662,869)	—
Total Long-Term Debt	$166,245,201	$—	$166,796,853	$—

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending December 31,	Amount
2017	—
2018	41,600,000
2019	—
2020	75,000,000
2021	25,000,000
Thereafter	30,000,000
Total Long-Term Debt - Face Value	$171,600,000

The carrying value of long-term debt as of December 31, 2016 consisted of the following:

Total
Current Face Amount	$171,600,000
Unamortized Discount on Convertible Debt	(4,119,419)
Loan Costs, net of accumulated amortization	(1,235,380)
Total Long-Term Debt	$166,245,201

For the year ended December 31, 2016, interest expense was approximately $6.8 million with approximately $6.8 paid during the year. For the year ended December 31, 2015, interest expense was approximately $5.7 million with approximately $4.7 million paid during the year. For the year ended December 31, 2014, interest expense was approximately $2.2 million with approximately $2.1 million paid during the period. No interest was capitalized during the years ended December 31, 2016 or 2015, while approximately $11,000 of interest was capitalized during the year ended December 31, 2014.

The amortization of loan costs incurred in connection with the Company’s long-term debt is included in interest expense in the consolidated financial statements. These loan costs are being amortized over the term of the respective loan agreements using the straight-line method, which approximates the effective interest method. For the years ended December 31, 2016, 2015, and 2014, the amortization of loan costs totaled approximately $828,000, $365,000 and $256,000, respectively. The $828,000 for the year ended December 31, 2016 included approximately $367,000 of unamortized loan costs which were written off and included in interest expense related to the $23.1 million mortgage loan assumed by the buyer upon closing the Portfolio Sale on September 16, 2016.

The amortization of the approximate $6.1 million discount on the Company’s Notes is also included in interest expense in the consolidated financial statements. The discount is being amortized over the term of the Notes using the effective interest method. For the years ended December 31, 2016 and 2015 the amortization of the discount was approximately $1.1 million and $852,000, respectively. No amount was recognized during the year ended December 31, 2014 as the Notes were issued in March 2015.

The Company was in compliance with all of its debt covenants as of December 31, 2016 and 2015.

NOTE 13. INTEREST RATE SWAP

During April 2016, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the $25.0 million mortgage note payable as discussed in Note 12, “Long-Term Debt.” During the year ended December 31, 2016, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income. As of December 31, 2016, the fair value of our interest rate swap agreement, which was a gain of approximately $417,000, was included in other assets on the consolidated balance sheets. The interest rate swap was effective on April 7, 2016 and matures on April 7, 2021. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $25.0 million to a rate of 3.17%.

NOTE 14.       ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	December 31, 2016	December 31, 2015
Golf Course Lease	$2,226,527	$2,602,638
Accrued Property Taxes	28,973	40,042
Reserve for Tenant Improvements	398,621	812,493
Accrued Construction Costs	856,947	—
Accrued Interest	1,220,990	1,195,231
Environmental Reserve and Restoration Cost Accrual	1,505,757	2,405,635
Other	2,430,082	1,811,880
Total Accrued and Other Liabilities	$8,667,897	$8,867,919

As of December 31, 2016, the Company leased approximately 690 acres of land and certain improvements attributable to the golf courses under a long-term lease with the City of Daytona Beach, Florida (the “City”), which was to have expired in 2022. In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”) whereby the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, would remain at $250,000 for the remainder of the lease term and any extensions would be subject to an annual rate increase of 1.75% beginning September 1, 2013. In addition, pursuant to the Lease Amendment, beginning September 1, 2012, and continuing throughout the initial lease term and any extension option, the Company was to have paid additional rent to the City equal to 5.0% of gross revenues exceeding $5,500,000 and 7.0% of gross revenues exceeding $6,500,000. Since the inception of the lease, the Company has recognized the rent expense on a straight-line basis resulting in an estimated accrual for deferred rent. Upon the effective date of the Lease Amendment, the Company’s straight-line rent was revised to reflect the lower rent levels through expiration of the lease. As a result, approximately $3.0 million of the rent previously deferred will not be due to the City, and will be recognized into income over the remaining lease term. As of December 31, 2016, the Company’s accrued total liability related to the straight-line rent on the lease between the Company and the City was approximately $2.2 million. As more fully described in Note 23, “Subsequent Events,” the lease between the Company and the City was terminated subsequent to December 31, 2016.

In connection with the acquisition on April 22, 2014 of the property in Katy, Texas leased to Lowe’s, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which were not required to be completed until December 2016. As of December 31, 2016, $100,000 of these tenant improvements had been completed and funded, leaving approximately $551,000 remaining to be funded. The remaining commitment as of December 31, 2016, totaled approximately $381,000, which is equal to the amount of the final reimbursement request the Company received from Lowe’s.

During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to be between approximately $500,000 and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $500,000 accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval and since the total accrual of approximately $610,000 was made, approximately $361,000 in costs have been incurred through December 31, 2016, leaving a remaining accrual of approximately $249,000.

During the year ended December 31, 2015, the Company accrued $187,500 for the estimated penalty associated with a regulatory matter pertaining to the Company’s prior agricultural activities on certain of the Company’s land located in Daytona Beach, Florida. The penalty of $187,500 was paid during the year ended December 31, 2016. Additionally, as part of the resolution of the regulatory matter, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible wetlands restoration costs for approximately 148.4 acres within such land, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. The final proposal for restoration work was received during the second quarter of 2016 which totaled approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was recorded during the second quarter of 2016. The Company funded approximately $935,000 of the total $2.0 million of estimated costs during the year ended December 31, 2016, leaving a remaining accrual of approximately $1.1 million. This matter is more fully described in Note 20, “Commitments and Contingencies.”

NOTE 15.       DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	December 31, 2016	December 31, 2015
Deferred Oil Exploration Lease Revenue	$585,674	$885,822
Deferred Land Sale Revenue	—	12,656,773
Prepaid Rent	1,068,972	907,325
Other Deferred Revenue	337,020	274,690
Total Deferred Revenue	$1,991,666	$14,724,610

On September 20, 2016, the Company received an approximate $807,000 rent payment for the sixth year of the Company’s eight-year oil exploration lease, which is being recognized ratably over the twelve-month lease period ending in September 2017. On September 22, 2015, the Company received an approximate $1.2 million rent payment for the fifth year of the Company’s eight-year oil exploration lease, which had been fully recognized as revenue as of September 30, 2016.

In connection with the total 94.3 acres of land sales in the Tomoka Town Center which closed during the fourth quarter of 2015, approximately $12.7 million of the total aggregate $19.4 million sale price was deferred as of December 31, 2015 to be recognized as revenue on a percentage-of-completion basis as the required infrastructure costs are completed. The infrastructure work was completed during the fourth quarter of 2016, accordingly, all previously deferred revenue was recognized during the year ended December 31, 2016.

NOTE 16.       PENSION PLAN

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

The Company used a December 31 measurement date.

Following are the components of the Net Period Pension Cost (Benefit):

	December 31,
	2016	2015	2014
Service Cost	$—	$—	$87,219
Interest Cost	—	—	425,735
Actual Return on Plan Assets	—	—	342,637
Amortization of Unrecognized Transition Loss (Gain) from Earlier Periods	—	—	—
Amortization of Unrecognized Prior Service Cost	—	—	—
Amortization of Net Gain (Loss) from Earlier Periods	—	—	—
Net Periodic Pension Cost (Benefit)	$—	$—	$855,591

The Pension Plan held no assets as of December 2016, 2015, or 2014 and there was no activity during the years ended December 31, 2016 or 2015.

NOTE 17.       POST-RETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

Other Post-Retirement Benefits

The Company had a policy regarding post-retirement benefit programs for certain health care and life insurance benefits for eligible retired employees. All full-time employees became eligible to receive life benefits if they retire after reaching age 55 with 20 or more years of service, and supplemental Medicare benefits if they reach age 65 and 20 years of service. The post-retirement health care plan is contributory with retiree contributions adjusted annually; the life insurance plan is non-contributory up to $5,000 of coverage.

The Company recognizes post-retirement expenses in accordance with FASB ASC Topic, Employers’ Accounting for Post-Retirement Benefits Other Than Pensions, which requires that expected costs of post-retirement benefits be charged to expense during the years the employees render service. The accrued post-retirement benefit cost reflected in the consolidated balance sheet in accrued liabilities at December 31, 2014, was approximately $143,000. During the first quarter of 2015, the Company terminated the post-retirement benefit program and recognized the remaining liability into income and no further benefits will be provided to retirees.

NOTE 18.       STOCK-BASED COMPENSATION

EQUITY-CLASSIFIED STOCK COMPENSATION

Market Condition Restricted Shares – Peer Group Vesting

Under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”), in September 2010 and January 2011, the Company granted to certain employees restricted shares of the Company’s common stock, which would vest upon the achievement of certain market conditions, including thresholds relating to the Company’s total shareholder return as compared to the total shareholder return of a certain peer group during a five-year performance period.

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

A summary of activity during the years ended December 31, 2016, 2015, and 2014 is presented below:

		Wtd. Avg.
		Grant Date
Market Condition Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2014	5,067	$23.13
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2014	5,067	$23.13
Granted	—	—
Vested	(2,034)	22.80
Expired	—	—
Forfeited	(633)	22.80
Outstanding at December 31, 2015	2,400	$23.42
Granted	—	—
Vested	(2,300)	23.42
Expired	—	—
Forfeited	(100)	23.42
Outstanding at December 31, 2016	—	$—

As of December 31, 2016, there is no unrecognized compensation as there are no outstanding shares remaining.

Market Condition Restricted Shares– Stock Price Vesting

“Inducement” grants of 96,000 and 17,000 shares of restricted Company common stock were awarded to Mr. Albright and Mr. Patten, in 2011 and 2012, respectively. Mr. Albright’s restricted shares were granted outside of the 2010 Plan while Mr. Patten’s restricted shares were awarded under the 2010 Plan. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of Mr. Albright’s restricted stock award under this award. The restricted shares will vest in six increments based upon the price per share of the Company’s common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of December 31, 2016, four increments of Mr. Albright’s and Mr. Patten’s grants had vested.

Additional grants of 2,500 and 3,000 shares of restricted Company common stock were awarded to Mr. Smith and another officer under the 2010 Plan, during the fourth quarter of 2014 and the first quarter of 2015, respectively. The restricted stock will vest in two increments based upon the price per share of Company common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices of $60 per share and $65 per share for the two increments. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of December 31, 2016, no increments of Mr. Smith’s or the other officer’s grants had vested.

A grant of 94,000 shares of restricted Company common stock was awarded to Mr. Albright under the 2010 Plan during the second quarter of 2015. As more fully described at the end of this Note 18, “Stock-Based Compensation,” on February 26, 2016, 72,000 of these shares were surrendered, of which 4,000 were re-granted on February 26, 2016 with identical terms of the surrendered restricted stock and 68,000 were permanently surrendered. The 26,000 shares of restricted Company common stock outstanding from these grants will vest in four increments based upon the price per share of Company common stock during the term of his employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices ranging from $60 per share for the first increment to $75 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to January 28, 2021, that increment of the restricted shares will be forfeited. As of December 31, 2016, no increments of this award had vested.

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

A summary of the activity for these awards during the years ended December 31, 2016, 2015, and 2014 is presented below:

		Wtd. Avg.
Market Condition Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2014	94,500	$17.33
Granted	2,500	38.97
Vested	(56,500)	19.56
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2014	40,500	$15.55
Granted	97,000	36.85
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2015	137,500	$30.58
Granted	4,000	38.98
Vested	—	—
Expired	—	—
Forfeited	(72,000)	34.46
Outstanding at December 31, 2016	69,500	$27.03

In connection with the permanent surrender of 68,000 shares of restricted Company common stock, approximately $1.6 million of related stock-based compensation expense was recognized during the year ended December 31, 2016 to accelerate the remaining expense pertaining the total grant date fair value of these awards.

As of December 31, 2016, there was approximately $6,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to market condition non-vested restricted shares, which will be recognized over a remaining weighted average period of 0.1 years. The determination of the weighted average period of 0.1 years over which the compensation cost is incurred is based on independent third party valuation reports which estimate the time at which the market conditions will be met versus the term of the awards.

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

A summary of activity for these awards during the years ended December 31, 2016, 2015, and 2014, is presented below:

		Wtd. Avg.
		Fair Value
Three Year Vest Non-Vested Restricted Shares	Shares	Per Share
Outstanding at January 1, 2014	—	$—
Granted	14,500	36.08
Vested	—	—
Expired	—	—
Forfeited	(300)	36.08
Outstanding at December 31, 2014	14,200	36.08
Granted	19,700	55.93
Vested	(4,734)	36.08
Expired	—	—
Forfeited	(2,266)	46.59
Outstanding at December 31, 2015	26,900	49.73
Granted	21,100	44.88
Vested	(10,363)	47.89
Expired	—	—
Forfeited	(133)	46.08
Outstanding at December 31, 2016	37,504	$47.53

As of December 31, 2016, there was approximately $1.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 1.7 years.

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

On January 23, 2013, the Company granted options to purchase 51,000 shares of the Company’s common stock under the 2010 Plan to certain employees of the Company, including 10,000 shares to Mr. Patten, with an exercise price of $34.95. One-third of these options will vest on each of the first, second, and third anniversaries of the grant date, provided the recipient is an employee of the Company on those dates. In addition, any unvested portion of the options will vest upon a change in control. The options expire on the earliest of: (a) the fifth anniversary of the grant date; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

On February 9, 2015, the Company granted to Mr. Albright an option to purchase 20,000 shares of the Company’s common stock under the 2010 Plan with an exercise price of $57.50. The option vests on January 28, 2016, provided he is an employee of the Company on that date. In addition, any unvested portion of the option will vest upon a change in control. The option expires on the earliest of: (a) January 28, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability

On May 20, 2015, the Company granted to Mr. Albright an option to purchase 40,000 shares of the Company’s common stock under the 2010 Plan, with an exercise price of $55.62. As more fully described at the end of this Note 18, “Stock-Based Compensation,” on February 26, 2016, this option was surrendered and an option to purchase 40,000 shares was granted on February 26, 2016 with identical terms. One-third of the options vested immediately and the remaining two-thirds will vest on January 28, 2017 and January 28, 2018, provided he is an employee of the Company on such dates. In addition, any unvested portion of the option will vest upon a change in control. The option expires on the earliest of: (a) January 28, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

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

A summary of the activity for these awards during the years ended December 31, 2016, 2015, and 2014, is presented below:

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Non-Qualified Stock Option Awards	Shares	Ex. Price	(Years)	Value
Outstanding at January 1, 2014	94,500	$32.21
Granted	10,000	50.00
Exercised	(19,735)	31.88
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2014	84,765	34.39
Granted	70,000	56.43
Exercised	(30,155)	30.24
Expired	—	—
Forfeited	(7,760)	34.95
Outstanding at December 31, 2015	116,850	48.63
Granted	40,000	55.62
Exercised	(3,350)	34.95
Expired	—	—
Forfeited	(40,000)	55.62
Outstanding at December 31, 2016	113,500	$49.03	6.60	$498,245
Exercisable at December 31, 2015	28,590	$32.73	4.41	$514,193
Exercisable at December 31, 2016	76,600	$45.94	1.87	$573,181

A summary of the non-vested options for these awards during the years ended December 31, 2016, 2015, and 2014, is presented below:

		Fair Value
		of Shares
Non-Qualified Stock Option Awards	Shares	Vested
Non-Vested at January 1, 2014	74,700
Granted	10,000
Vested	(37,130)	$1,176,331
Expired	—
Forfeited	—
Non-Vested at December 31, 2014	47,570
Granted	70,000
Vested	(21,550)	$783,764
Expired	—
Forfeited	(7,760)
Non-Vested at December 31, 2015	88,260
Granted	40,000
Vested	(51,360)	$2,643,088
Expired	—
Forfeited	(40,000)
Non-Vested at December 31, 2016	36,900

The weighted-average grant-date fair value of options granted during the year ended December 31, 2016 was $13.97. The total intrinsic value of options exercised during the year ended December 31, 2016 was approximately $51,000. As of December 31, 2016, there was approximately $354,000 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a weighted average period of 1.4 years.

LIABILITY-CLASSIFIED STOCK COMPENSATION

The Company previously had a stock option plan (the “2001 Plan”) pursuant to which 500,000 shares of the Company’s common stock were eligible for issuance. The 2001 Plan expired in 2010, and no new stock options may be issued under the 2001 Plan. Under the 2001 Plan, both stock options and stock appreciation rights were issued in prior years and such issuances were deemed to be liability-classified awards under FASB ASC Topic, Share-Based Payments, which are required to be remeasured at fair value at each balance sheet date until the award is settled.

A summary of share option activity under the 2001 Plan during the years ended December 31, 2016, 2015, and 2014 is presented below:

Stock Options

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Liability-Classified Stock Options	Shares	Ex. Price	(Years)	Value
Outstanding at January 1, 2014	53,800	$53.99
Granted	—	—
Exercised	(18,500)	37.80
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2014	35,300	62.47
Granted	—	—
Exercised	(3,300)	33.16
Expired	—	—
Forfeited	(14,000)	66.54
Outstanding at December 31, 2015	18,000	64.69
Granted	—	—
Exercised	—	—
Expired	(3,000)	67.27
Forfeited	(4,000)	64.99
Outstanding at December 31, 2016	11,000	$63.87	0.61	$4,140
Exercisable at December 31, 2016	11,000	$63.87	0.61	$4,140

In connection with the grant of non-qualified stock options, a stock appreciation right for each share covered by the option was also granted. The stock appreciation right entitles the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value of the underlying shares at the time of exercise. No options were exercised during the year ended December 31, 2016. All options had vested prior to January 1, 2014.

Stock Appreciation Rights

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Liability-Classified Stock Appreciation Rights	Shares	Fair Value	(Years)	Value
Outstanding at January 1, 2014	53,800	$1.61
Granted	—	—
Exercised	(18,500)	11.20
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2014	35,300	5.56
Granted	—	—
Exercised	(3,300)	12.19
Expired	—	—
Forfeited	(14,000)	4.84
Outstanding at December 31, 2015	18,000	2.64
Granted	—	—
Exercised	—	—
Expired	(3,000)	—
Forfeited	(4,000)	0.87
Outstanding at December 31, 2016	11,000	$1.33	0.61	$2,229
Exercisable at December 31, 2016	11,000	$1.33	0.61	$2,229

No stock appreciation rights were exercised during the year ended December 31, 2016. All stock appreciation rights had vested prior to January 1, 2014.

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

The Company issues new, previously unissued, shares as options are exercised.

Following are assumptions used in determining the fair value of stock options and stock appreciation rights:

Assumptions at:	December 31, 2016		December 31, 2015		December 31, 2014
Expected Volatility	14.13%		29.40%		34.07%
Expected Dividends	0.22%		0.15%		0.07%
Expected Term	0.61	years	1.3	years	2.00	years
Risk-Free Rate	0.66%		0.75%		0.78%

There were no stock options or stock appreciation rights granted under the 2001 Plan during the years ended December 31, 2016, 2015, or 2014.

The liability for stock options and stock appreciation rights, at fair value, reflected on the consolidated balance sheets at December 31, 2016 and 2015, was approximately $42,000 and $136,000, respectively. These fair value measurements are based on Level 2 inputs based on Black-Scholes and market implied volatility. The Black-Scholes determination of fair value is affected by variables including stock price, expected stock price volatility over the term of the awards, annual dividends, and a risk-free interest rate assumption.

Amounts recognized in the financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Accelerated Charge for Stock-Based Compensation	$1,649,513	$—	$—
Recurring Charge for Stock-Based Compensation	1,529,370	2,186,408	1,271,924
Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$3,178,883	$2,186,408	$1,271,924

Income Tax Expense Recognized in Income	$(1,226,254)	$(843,407)	$(490,645)

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

As noted herein, 112,000 shares of the awards granted to Mr. Albright in 2015 were deemed to have exceeded the limits of the 2010 Plan. However, when granted these shares were issued and outstanding as of their grant date and all legal requirements for their issuance under Florida law and the Company’s organizational documents were fulfilled and Mr. Albright’s ability to enforce his rights to such grants could not be negated or otherwise impaired. All requirements under FASB ASC Topic 718-10-20 were met, including a mutual understanding of the key terms and conditions of the awards, the company was contingently liable to issue the shares underlying the awards, and all required approvals for the awards to be legally issued and outstanding were obtained as of the grant date. Consequently, the 112,000 shares were deemed appropriately reflected as stock compensation expense as of the year ended December 31, 2015.

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

NOTE 19.       INCOME TAXES

The provisions for income tax benefit (expense) are summarized as follows:

	2016		2015		2014
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$(159,596)	$(10,740,617)	$479,671	$(5,607,970)	$(2,233,512)	$(1,223,260)
State	(311,525)	(625,116)	185,584	(326,389)	(302,896)	(71,195)
Total	$(471,121)	$(11,365,733)	$665,255	$(5,934,359)	$(2,536,408)	$(1,294,455)

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

The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows:

	Deferred Tax
	2016	2015
Deferred Income Tax Assets
Depreciation	$2,475,898	$2,833,613
Intangible Lease Liabilities	11,714,651	12,336,115
Deferred Revenue (Net of Straight-line Rent Adjustments)	(105,729)	4,524,189
Deferred Oil Lease Income	225,924	405,313
Deferred Lease Expense	858,882	1,003,967
Stock Options and Restricted Stock	1,438,292	1,020,855
Unrealized Loss on Investment Securities	—	432,677
Impairment Reserves	2,085,808	1,688,979
Other - Net	217,887	381,897
Gross Deferred Income Tax Assets	18,911,613	24,627,605
Less - Valuation Allowance	(415,453)	(415,453)
Net Deferred Income Tax Assets	18,496,160	24,212,152
Deferred Income Tax Liabilities
Sales of Real Estate	(68,358,404)	(62,067,529)
Discount on Equity Component of Convertible Debt	(904,422)	(1,150,507)
Basis Difference in Joint Venture	(342,015)	(342,015)
Interest Rate Swap	(255,891)	—
Other - Net	—	(178,507)
Total Deferred Income Tax Liabilities	(69,860,732)	(63,738,558)
Net Deferred Income Tax Liabilities	$(51,364,572)	$(39,526,406)

In assessing the realizability of deferred income tax assets, Management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2016 and 2015, we believe it is more likely than not that a portion of the Company’s deferred income tax assets will not be realized, and accordingly, a valuation allowance has been provided. As of December 31, 2016 and 2015, the valuation allowance was approximately $415,000.

As of December 31, 2016 and 2015, the valuation allowance relates solely to a basis difference in a joint venture with a wholly owned and fully consolidated subsidiary, and no valuation allowance is provided for charitable contribution carryforwards due to the expectation of full utilization during 2016 and 2015.

Following is a reconciliation of the income tax computed at the federal statutory rate of 35% for 2016, 2015, and 2014:

	Year ended December 31,
	2016	2015	2014
Income Tax (Expense) Benefit Computed at Federal Statutory Rate	$(9,219,942)	$(4,481,029)	$(3,575,138)
Increase (Decrease) Resulting from:
State Income Tax, Net of Federal Income Tax Benefit	(1,693,578)	(755,481)	(349,334)
Income Tax on Permanently Non-Deductible Items	(1,015,936)	—	—
Other Reconciling Items	92,602	(32,594)	93,609
Benefit (Expense) for Income Taxes	$(11,836,854)	$(5,269,104)	$(3,830,863)

The effective income tax rate for each of the three years ended December 31, 2016, 2015, and 2014, including income taxes attributable to the discontinued operations, was 42.2%, 38.9%, and 37.5%, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. During the first quarter of 2016, 68,000 shares of restricted Company common stock were permanently surrendered which constituted a discrete event in which the total related stock compensation expense charged to earnings under GAAP of approximately $2.3 million, of which approximately $1.6 million was recognized during the first quarter of 2016 and approximately $676,000 was recognized during the year ended December 31, 2015, became permanently non-deductible for tax purposes as the surrendered shares will not vest. Accordingly, no income tax benefit was recorded related to the approximately $2.3 million of stock compensation expense.

The Company files a consolidated income tax return in the United States Federal jurisdiction and the States of Arizona, Colorado, California, Florida, Illinois, Georgia, Maryland, North Carolina, Texas, and Washington. The Internal Revenue Service has audited the federal tax returns through the year 2012, with all proposed adjustments settled. The Florida Department of Revenue has audited the Florida tax returns through the year 2014, with all proposed adjustments settled. The Company recognizes all potential accrued interest and penalties to unrecognized tax benefits in income tax expense. For the years ended December 31, 2016, 2015, and 2014 the Company recognized no uncertain tax positions or accrued interest and penalties for uncertain tax positions.

Net income taxes paid during the years ended December 31, 2016, 2015, and 2014 totaled approximately $510,000, $1.2 million, and $3.0 million, respectively. Additionally, income taxes totaling approximately $133,000 were refunded during the year ended December 31, 2016.

NOTE 20.       COMMITMENTS AND CONTINGENCIES

MINIMUM FUTURE RENTAL PAYMENTS

The Company leases, as lessee, certain equipment, land, and improvements under operating leases.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2016, are summarized as follows:

Year Ending December 31,	Amounts
2017	$580,483
2018	441,186
2019	441,944
2020	375,640
2021	307,674
2022 and thereafter (cumulative)	194,831
Total	$2,341,758

Rental expense under all operating leases amounted to approximately $389,000, $410,000, and $408,000, for the years ended December 31, 2016, 2015, and 2014, respectively.

Effective January 24, 2017, the Company acquired the land and improvements comprising the golf courses, previously leased from the City for approximately $1.5 million (the “Golf Course Land Purchase”). Accordingly, the portion of the minimum future rental payments related to the golf lease as of December 31, 2016 included in the schedule above of approximately $1.7 million, will be not be paid.

MINIMUM FUTURE RENTAL RECEIPTS

Additionally, the Company, as lessor, leases certain land, buildings, and improvements under operating leases.

Minimum future rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2016, are summarized as follows:

Year Ending December 31,	Amounts
2017	$21,132,772
2018	20,623,899
2019	20,538,957
2020	19,461,644
2021	16,231,649
2022 and thereafter (cumulative)	68,269,361
Total	$166,258,282

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving this property. The proposed road modifications would impact access to the property. The Company does not believe the road modifications provided a basis for Harris Teeter to terminate the Lease. Regardless, in January 2013, the North Carolina Department of Transportation (“NCDOT”) proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte proposed to build and maintain a new access road/point into the property. Construction has begun and is not expected to be completed before the second quarter of 2017.  Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease if this project is built as currently redesigned. Because the redesigned project will not be completed until late 2017 to mid-2018, the condemnation case has been placed in administrative closure. As a result, the trial and mediation will not likely be scheduled until requested by the parties, most likely in late 2018.

On February 15, 2017, Wintergreen Advisers, LLC (“Wintergreen”) filed a complaint in the Circuit Court of the Seventh Judicial Circuit in Volusia County, Florida (the “Wintergreen Complaint”) against the Company and each of its directors. The Wintergreen Complaint seeks an order compelling the Company to either include Wintergreen’s four director nominees, all of whom are employees or hired consultants of Wintergreen, in the Company’s proxy statement as nominees to be voted on at the Company’s 2017 Annual Meeting of Shareholders (the “2017 Annual Meeting”) or permit Wintergreen to bring their proposed nominees before the Company’s shareholders at the 2017 Annual Meeting. The Company believes that the Wintergreen Complaint has no legal merit and the Company intends to defend the interests of all CTO shareholders by vigorously resisting the remedies sought in the Wintergreen Complaint. The Wintergreen Complaint does not seek monetary remedies or compensation for damages or similar contingencies. However, defending against the Wintergreen Complaint will likely require cash outlays, for legal and other expenses, as well as, commitment of management resources. As of the date of this report the Company is not able to estimate the amount of such costs.

CONTRACTUAL COMMITMENTS - EXPENDITURES

In connection with the acquisition of the Lowes on April 22, 2014, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which were not required to be completed until December 2016. As of December 31, 2016, $100,000 of these tenant improvements had been completed and funded, leaving approximately $551,000 remaining to be funded. The remaining commitment as of December 31, 2016, totaled approximately $381,000, which is equal to the amount of the final reimbursement request the Company received from Lowe’s.

On April 5, 2016, the Company entered into a 15-year lease with 24 Hour Fitness for the anchor space at The Grove property located in Winter Park, Florida. The lease is for approximately 40,000 square feet, or 36%, of the 112,000 square foot multi-tenant retail center. On July 6, 2016, the Company funded approximately $4.0 million into an escrow account for customary tenant improvements for the build out of the space to be occupied by 24 Hour Fitness. 24 Hour Fitness began drawing funds from escrow in September of 2016, and continued doing so in accordance with the lease as construction progressed. As of December 31, 2016, approximately $3.6 million of construction has been funded from the escrow account, leaving a remaining cash commitment of approximately $375,000. The balance was funded during January of 2017, 24 Hour Fitness completed construction, and the grand opening took place on February 4, 2017.

In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500.  The Company’s commitment to fund the improvement costs benefiting the remaining acres of Company land can be paid over five years from sales of the remaining land or at the end of the fifth year. In 2013 the Company deposited $283,500 of cash in escrow related to the improvements, which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of December 31, 2016 was approximately $287,000, including accrued interest. Accordingly, as of December 31, 2016, the remaining maximum commitment is approximately $690,000.

In conjunction with the Company’s sale of approximately 18.1 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which remains classified as restricted cash in the consolidated balance sheets as of December 31, 2016. The Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s is $125,000, to be paid from escrow upon completion.

In conjunction with the Company’s sale of approximately 15.0 acres of land to an affiliate of Integra Land Company (“Integra”) in December 2015, the Company agreed to reimburse Integra approximately $276,000 for a portion of the costs for road access and related utility improvements that will benefit the land parcel sold to Integra as well as the surrounding acreage still owned by the Company. The Company also agreed to reimburse Integra approximately $94,000 for site relocation costs. Accordingly, in December 2015, the Company deposited a combined $370,000 of cash in escrow related to these reimbursements which are classified as restricted cash in the consolidated balance sheets. During the year ended December 31, 2016, approximately $350,000 was disbursed from the escrow account. Accordingly, as of December 31, 2016, the Company’s maximum remaining commitment related to these reimbursements is approximately $20,000 to be paid from escrow as costs are incurred.

In conjunction with the Company’s Golf Course Land Purchase in January 2017, the Company agreed to renovate the greens on the Jones course within one year of the agreement. The Company expects to incur the cost of this renovation, which is estimated between approximately $200,000 and $300,000, prior to the fourth quarter of 2017.

CONTRACTUAL COMMITMENTS – LAND PIPELINE

Following the Minto Sale (hereinafter defined), as of February 10, 2017, the Company’s land holdings totaled approximately 8,200 acres and the pipeline of potential land sales transactions included the following ten definitive purchase and sale agreements with ten different buyers, representing approximately 27% of our land holdings:

			Contract
		No. of	Amount	Price	Estimated
	Contract (or Buyer) / Parcel	Acres	($000's)	per Acre	Timing
1	Commercial/Retail (1)	35	$14,000	$400,000	'17 - '19
2	Commercial/Retail	4	1,175	294,000	'17 - '18
3	Commercial/Retail	6	1,556	259,000	'17 - '18
4	Mixed-Use Retail	22	5,574	253,000	'17 - '18
5	Mixed-Use Retail (NADG)	82	20,187	246,000	'17 - '18
6	Residential (SF)	7	1,140	163,000	'18 - '19
7	Commercial (1)	28	3,215	115,000	'17 - '18
8	AR Residential (Minto)	1,686	31,360	19,000	'18 - '19
9	SF Residential	194	3,324	17,000	'18 - '19
10	SF Residential (ICI)	146	1,400	10,000	'18 - '19
	Total	2,210	$82,931	$38,000

(1)	Contract amount and price per acre may be reduced by potential costs incurred for wetlands mitigation, if any.

As noted above, all of these agreements contemplate closing dates ranging from the first quarter of 2017 through fiscal year 2019, and the Company expects some of the transactions to close in 2017, although the buyers are not contractually obligated to close until after 2017. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City of Daytona Beach, and other permitting activities with other applicable governmental authorities. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

OTHER MATTERS

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. We believe the issues raised by, and the land which was the subject of, this inquiry are similar to or the same as those which were addressed and resolved by the settlement agreement executed in December 2012 between the Company and the St. Johns River Water Management District (the “District”) and the permit which the District subsequently issued to the Company. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the year ended December 31, 2016. Also during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016 the final proposal from the Company’s third-party environmental engineer was received for a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. The Company funded approximately $935,000 of the total $2.0 million of estimated costs during the second quarter of 2016. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $1.1 million could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.7 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. The Company anticipates that resolution of this matter will allow the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. The number of mitigation credits that may be required is not currently estimable and as the utilization or purchase of such credits would be incorporated into the basis of the land under contract, no amounts related to mitigation credits have been accrued as of December 31, 2016. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract and, accordingly, no amounts related to such potential future costs have been accrued as of December 31, 2016.

During 2015 and 2016, the Company received communications from Wintergreen Advisers, LLC, an institutional investment advisory firm (“Wintergreen”) that manages the Wintergreen Fund, a public mutual fund, some of which have been filed publicly. In investigating the allegations contained in certain communications from Wintergreen and in pursuing the strategic alternatives process advocated by Wintergreen, the Company has incurred costs of approximately $1.2 million and approximately $229,000, respectively, to date, through December 31, 2016, including investigative work for legal representation, accounting services, additional director and committee meeting fees, or other third party costs. To date, none of the allegations have been found to have any basis or merit; however, such costs could continue to be incurred and, while not reasonably estimable, may represent significant costs for the Company which would have an adverse impact on the Company’s results of operations and cash flows.

NOTE 21.       BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, commercial loan investments, real estate operations, and golf operations. Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 74.1% and 68.6% of our identifiable assets as of December 31, 2016 and 2015, respectively, and 35.3%, 44.3%, and 41.5% of our consolidated revenues for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, we had three commercial loan investments including one fixed-rate and one variable-rate mezzanine commercial mortgage loan and a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan. Our real estate operations primarily consist of revenues generated from land transactions and leasing and royalty income from our interests in subsurface oil, gas and mineral rights. Our golf operations consist of a single property located in the City of Daytona Beach, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation and pro-shop with retail merchandise. The majority of the revenues generated by our golf operations are derived from members and public customers playing golf, club memberships, and food and beverage operations.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for the years ended December 31, 2016, 2015, and 2014 is as follows:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Revenues:
Income Properties	$25,092,484	$19,041,111	$14,969,647
Commercial Loan Investments	2,588,235	2,691,385	2,190,924
Real Estate Operations	38,144,347	15,942,894	13,492,734
Golf Operations	5,190,394	5,243,485	5,125,501
Agriculture and Other Income	59,401	78,805	277,831
Total Revenues	$71,074,861	$42,997,680	$36,056,637
Operating Income:
Income Properties	$19,887,621	$15,385,176	$13,015,113
Commercial Loan Investments	2,588,235	2,691,385	2,190,924
Real Estate Operations	23,263,036	11,650,370	8,630,445
Golf Operations	(396,683)	(349,600)	(405,242)
Agriculture and Other Income	(107,368)	(147,749)	88,527
General and Corporate Expense	(7,915,254)	(8,960,273)	(10,927,261)
Total Operating Income	$37,319,587	$20,269,309	$12,592,506
Depreciation and Amortization:
Income Properties	$7,872,689	$4,898,803	$3,210,028
Golf Operations	266,074	263,335	241,134
Agriculture and Other	56,654	50,759	39,323
Total Depreciation and Amortization	$8,195,417	$5,212,897	$3,490,485
Capital Expenditures:
Income Properties	$92,434,774	$84,261,324	$43,766,003
Commercial Loan Investments	—	15,394,879	30,208,075
Real Estate Operations ($5,744,636 Contributed by Consolidated VIE in 2015)	—	11,489,272	—
Golf Operations	95,513	109,505	219,199
Agriculture and Other	19,881	38,714	140,970
Total Capital Expenditures	$92,550,168	$111,293,694	$74,334,247

	As of
	December 31, 2016	December 31, 2015
Identifiable Assets:
Income Properties	$302,757,565	$277,519,902
Commercial Loan Investments	24,032,885	38,487,119
Real Estate Operations	58,868,298	59,787,157
Golf Operations	3,675,842	3,607,259
Agriculture and Other	19,288,836	24,952,207
Total Assets	$408,623,426	$404,353,644

Operating income represents income from continuing operations before loss on early extinguishment of debt, interest expense, investment income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses, impairment charges, depreciation and amortization expense, and gains (losses) on the disposition of assets. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Other assets consist primarily of cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations. Land, timber, and Subsurface Interests were previously stated as a separate line item within property, plant, and equipment on the consolidated financial statements and are now included with land, timber, and development costs as all of the costs are related to the Company’s land portfolio of approximately 9,800 acres. The land, timber, and Subsurface Interests were previously included in the Agriculture and Other segment, but have been reclassified to the Real Estate Operations segment to conform to the revised presentation on the consolidated balance sheets.

NOTE 22.       VARIABLE INTEREST ENTITY

During the year ended December 31, 2015, the Company entered into a real estate venture with an unaffiliated third party institutional investor, whereby the venture acquired approximately six acres of vacant beachfront property located in Daytona Beach, Florida. The Company acquired its 50% interest in the real estate venture for approximately $5.7 million and served as its general partner with day-to-day management responsibilities. The venture was structured such that the Company earned a base management fee and would have received a preferred interest as well as a promoted interest if certain return hurdles were achieved. The Company’s preferred interest represents the first 9% of the investment return achieved at the disposition of the property. GAAP requires consolidation of a variable interest entity (“VIE”) in which an enterprise has a controlling financial interest and is the primary beneficiary. Upon entering into the venture described above and as of December 31, 2015, the Company determined it has a controlling financial interest and is the primary beneficiary; therefore, the venture is a VIE and has been consolidated in the Company’s financial statements.

As of December 31, 2015, the VIE had one asset totaling $11,329,574 consisting of the six acre vacant beachfront property. During the year ended December 31, 2015 the Company contributed 50%, or $5,664,787, to the VIE for the initial property acquisition, with the other 50% contributed by the noncontrolling interest in the consolidated VIE. This consolidated venture has been accounted for in real estate operations with the inter-company management fees totaling approximately $9,000 during the year ended 2015 eliminated upon consolidation.

On November 17, 2016, the Company acquired the unaffiliated third party’s interest for approximately $4.8 million, a discount of approximately $879,000. The discount was recorded through equity on the consolidated balance sheet during the quarter and year ended December 31, 2016. The Company evaluated its interest in the six-acre vacant beachfront property for impairment and determined that no impairment was necessary as of December 31, 2016. As the Company owns the entire real estate venture as of December 31, 2016, there is no longer a consolidated VIE. The six-acre vacant beachfront property asset totaled approximately $11.7 million as of December 31, 2016 which includes the additional land basis related to entitlement costs. The beachfront property received approval of the rezoning and entitlement of the site for up to approximately 1.2 million square feet of density. The Company is in negotiations with two prospective tenants, Cocina 214 Mexican Restaurant & Bar and LandShark Bar & Grill, to lease the two restaurants the Company intends to develop on the parcel. The zoning and entitlements received allow for the restaurant development and a larger scale vertical development should market conditions permit.

NOTE 23.     SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions that have occurred after December 31, 2016, the date of the consolidated balance sheet.

On January 24, 2017, the Company acquired the land and improvements comprising the golf courses, previously leased from the City for approximately $1.5 million (the “Golf Course Land Purchase”). As a part of the Golf Course Land Purchase, the Company donated to the City three land parcels totaling approximately 14.3 acres located on the west side of Interstate 95 that are adjacent to the City’s Municipal Stadium. The Company had a cost basis of $0 in the donated land and paid approximately $100,000 to satisfy the community development district bonds associated with the acreage. Other terms of the Golf Course Land Purchase include the following:

•

The Company is obligated to pay the City an annual surcharge of $1 per golf round played each year (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000;

•

Within one year following the date of the closing of the Golf Course Land Purchase, unless extended due to weather related delays outside the Company’s control, the Company is obligated to renovate the greens on the Jones Course; and

•

If the Company sells the LPGA International Golf Club within six years of the closing of the Golf Course Land Purchase, the Company is obligated to pay the City an amount equal to 10% of the difference between the sales price, less closing costs and any other costs required to be incurred in connection with the sale, and $4.0 million.

In conjunction with the Golf Course Land Purchase, the lease between the Company and the City was terminated. As of December 31, 2016, the Company’s accrued liability related to the straight-line rent on the lease between the Company and the City was approximately $2.2 million. Effective as of the closing date, the accrued liability will be eliminated as there is no remaining commitment related to the lease. As a result of eliminating the accrued liability, the Company will recognize approximately $0.40 per share in non-cash earnings in the first quarter of 2017.

On January 27, 2017, the Company acquired an approximately 18,120 square-foot retail building in Sarasota, Florida at a purchase price of $4.1 million. The property is situated on approximately 1.2 acres and is 100% leased to an affiliate of the Staples, Inc. under a triple-net lease with a remaining term at acquisition of approximately 5 years. The transaction is expected to be part of a 1031 like-kind exchange.

On February 10, 2017, the Company completed the sale of approximately 1,581 acres of land, or approximately 16% of its land holdings, to Minto Communities, LLC (“Minto”) for approximately $27.2 million (the “Minto Sale”), or approximately $17,200 an acre, resulting in an estimated gain of approximately $20.0 million, or $2.19 per share, after tax. On February 16, 2017, Margaritaville Holdings (“Margaritaville”) and Minto announced a partnership that will develop new active adult communities in some of the nation’s most popular destinations and that the first location of the all-new residential concept will open in Daytona Beach, Florida on the approximately 1,581 acres sold to Minto by the Company, and another approximately 1,686 acres the Company currently has under contract with Minto. Margaritaville and Minto indicated that the community would be branded as LATITUDE MARGARITAVILLE, Daytona Beach.

There were no other reportable subsequent events or transactions.

NOTE 24.     QUARTERLY FINANCIAL DATA

QUARTERLY FINANCIAL DATA

(UNAUDITED)

	March 31,		June 30,		September 30,		December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Revenues
Income Properties	$6,429,241	$4,260,675	$6,033,082	$4,132,052	$6,021,331	$5,034,090	$6,608,830	$5,614,294
Interest Income from Commercial Loan Investments	881,245	631,484	635,050	638,710	534,212	546,640	537,728	874,551
Real Estate Operations	9,560,898	859,801	4,774,620	1,368,141	4,643,646	1,748,398	19,165,183	11,966,554
Golf Operations	1,464,359	1,537,426	1,412,196	1,448,567	1,001,368	949,083	1,312,471	1,308,409
Agriculture and Other Income	18,692	18,939	18,990	20,738	10,388	19,504	11,331	19,624
Total Revenues	18,354,435	7,308,325	12,873,938	7,608,208	12,210,945	8,297,715	27,635,543	19,783,432
Direct Cost of Revenues
Income Properties	(1,176,707)	(640,846)	(1,204,040)	(682,887)	(1,430,642)	(997,760)	(1,393,474)	(1,334,442)
Real Estate Operations	(2,257,041)	(598,723)	(1,124,641)	(305,853)	(1,257,183)	(316,613)	(10,242,446)	(3,071,335)
Golf Operations	(1,404,588)	(1,389,612)	(1,447,176)	(1,456,232)	(1,302,920)	(1,355,469)	(1,432,393)	(1,391,772)
Agriculture and Other Income	(48,051)	(55,151)	(52,654)	(43,195)	(52,894)	(51,484)	(13,170)	(76,724)
Total Direct Cost of Revenues	(4,886,387)	(2,684,332)	(3,828,511)	(2,488,167)	(4,043,639)	(2,721,326)	(13,081,483)	(5,874,273)
General and Administrative Expenses	(4,797,457)	(1,469,766)	(1,899,126)	(1,874,877)	(1,821,827)	(2,778,960)	(1,779,467)	(2,630,176)
Impairment Charges	(209,908)	(510,041)	(1,970,822)	—	—	—	—	—
Depreciation and Amortization	(2,067,367)	(1,155,739)	(1,805,559)	(1,071,752)	(1,945,460)	(1,417,129)	(2,377,031)	(1,568,277)
Gain on Disposition of Assets	—	5,440	1,362,948	12,749	11,479,490	3,763,140	(83,668)	1,735,115
Total Operating Expenses	(11,961,119)	(5,814,438)	(8,141,070)	(5,422,047)	3,668,564	(3,154,275)	(17,321,649)	(8,337,611)
Operating Income	6,393,316	1,493,887	4,732,868	2,186,161	15,879,509	5,143,440	10,313,894	11,445,821
Investment Income	(566,384)	150,459	2,691	74,818	2,531	170,466	31,181	(186,864)
Interest Expense	(2,091,766)	(1,066,502)	(2,154,437)	(1,888,434)	(2,454,390)	(1,892,145)	(2,052,745)	(2,072,686)
Income Before Income Tax Expense	3,735,166	577,844	2,581,122	372,545	13,427,650	3,421,761	8,292,330	9,186,271
Income Tax Expense	(2,342,601)	(224,488)	(1,000,480)	(147,928)	(5,281,646)	(1,349,480)	(3,212,127)	(3,547,208)
Net Income	1,392,565	353,356	1,580,642	224,617	8,146,004	2,072,281	5,080,203	5,639,063
Less: Net Loss (Income) Attributable to Noncontrolling Interest in Consolidated VIE	32,153	—	(10,199)	—	15,010	7,590	14,870	50,259
Net Income Attributable to Consolidated-Tomoka Land Co.	$1,424,718	$353,356	$1,570,443	$224,617	$8,161,014	$2,079,871	$5,095,073	$5,689,322

Per Share Information:
Basic
Net Income Attributable to Consolidated-Tomoka Land Co.	$0.25	$0.06	$0.28	$0.04	$1.44	$0.36	$0.91	$0.99

Diluted
Net Income Attributable to Consolidated-Tomoka Land Co.	$0.25	$0.06	$0.28	$0.04	$1.44	$0.36	$0.90	$0.98

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2016

				Costs Capitalized
				Subsequent to
	Initial Cost to Company			Acquisition
			Buildings &		Carrying
Description	Encumbrances	Land	Improvements	Improvements	Costs
	$	$	$	$	$
Income Properties:
3600 Peterson, Santa Clara, CA	—	17,855,023	8,414,925	—	—
7-Eleven, Inc., Dallas, TX	—	974,862	1,550,744	—	—
At Home, Raleigh, NC	—	2,118,420	5,774,284	—	—
Bank of America, Monterey, CA	—	4,458,840	—	—	—
Barnes & Noble, Daytona Beach, FL	—	1,798,600	3,803,000	—	—
Best Buy, McDonough, GA	—	2,622,682	3,150,000	—	—
Big Lots, Germantown, MD	3,300,000	1,781,918	2,951,231	—	—
Big Lots, Phoenix, AZ	3,400,000	1,715,717	3,050,164	—	—
Carrabba's Italian Grill, Austin, TX	—	1,160,925	1,305,117	—	—
Century Theatre, Reno, NV	—	1,669,377	4,484,938	—	—
Container Store, Glendale, AZ	—	1,968,398	5,493,102	—	—
CVS, Dallas, TX	—	7,535,013	—	—	—
Dick's Sporting Goods, McDonough, GA	—	3,934,022	4,725,000	—	—
Harris Teeter Supermarket, Charlotte, NC	6,600,000	5,601,837	3,409,338	—	—
Hilton Grand Vacations (Office), Orlando, FL	5,145,126	2,810,942	6,590,681	—	—
Hilton Grand Vacations (Office), Orlando, FL	2,154,874	1,210,138	2,453,690	273,745	—
Lowe's, Katy, TX	8,500,000	9,412,181	3,480,650	—	—
Outback Steakhouse, Austin, TX	—	1,376,793	1,585,791	—	—
Outback Steakhouse, Charlottesville, VA	—	1,308,881	3,135,515	—	—
Outback Steakhouse, Huntersville, NC	—	1,987,831	1,299,017	—	—
Rite Aid, Renton, WA	4,700,000	2,036,235	4,148,415	—	—
Riverside, Jacksonville, FL	—	6,019,815	14,239,515	126,617	—
The Grove, Winter Park, FL	—	1,240,000	1,860,000	23,177	—
Walgreens, Alpharetta, GA	—	3,265,623	1,406,160	—	—
Walgreens, Clermont, FL	3,500,000	3,021,665	1,269,449	—	—
Wells Fargo, Raleigh, NC	25,000,000	8,680,056	59,166,753	—	—
Whole Foods Market Centre, Sarasota, FL	—	4,497,825	13,104,352	274,085	—
Mason Commerce Center-Bldg 1, Daytona Beach, FL	—	66,304	1,277,027	1,057,679	—
Mason Commerce Center-Bldg 2, Daytona Beach, FL	—	66,304	1,277,027	913,032	—
Williamson Business Park-Bldg 3, Daytona Beach, FL	—	110,509	1,008,784	194,459	—
Concierge Office Building, Daytona Beach, FL	—	293,872	2,862,171	157,497	—
Vacant Pad Site, Winter Park, FL	—	436,400	—	—	—
	62,300,000	103,037,008	168,276,840	3,020,291	—

Gross Amount at Which

Carried at Close of Period

December 31, 2016

	Land	Buildings	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Life
	$	$	$	$
Income Properties:
3600 Peterson, Santa Clara, CA	17,855,023	8,414,925	26,269,948	143,276	N/A	10/14/16	30 Yrs.
7-Eleven, Inc., Dallas, TX	974,862	1,550,744	2,525,606	32,307	N/A	02/18/16	40 Yrs.
At Home, Raleigh, NC	2,118,420	5,774,284	7,892,704	85,940	N/A	09/29/16	20 Yrs.
Bank of America, Monterey, CA	4,458,840	—	4,458,840	—	N/A	08/17/16	N/A
Barnes & Noble, Daytona Beach, FL	1,798,600	3,803,000	5,601,600	1,521,200	N/A	12/15/05	40 Yrs.
Best Buy, McDonough, GA	2,622,682	3,150,000	5,772,682	833,437	N/A	06/15/06	40 Yrs.
Big Lots, Germantown, MD	1,781,918	2,951,231	4,733,149	245,936	N/A	09/13/13	40 Yrs.
Big Lots, Phoenix, AZ	1,715,717	3,050,164	4,765,881	298,662	N/A	01/23/13	40 Yrs.
Carrabba's Italian Grill, Austin, TX	1,160,925	1,305,117	2,466,042	22,007	N/A	09/15/16	25 Yrs.
Century Theatre, Reno, NV	1,669,377	4,484,938	6,154,315	19,787	N/A	11/30/16	23 Yrs.
Container Store, Glendale, AZ	1,968,398	5,493,102	7,461,500	205,349	N/A	05/18/15	55 Yrs.
CVS, Dallas, TX	7,535,013	—	7,535,013	—	N/A	09/22/16	N/A
Dick's Sporting Goods, McDonough, GA	3,934,022	4,725,000	8,659,022	1,250,156	N/A	06/15/06	40 Yrs.
Harris Teeter Supermarket, Charlotte, NC	5,601,837	3,409,338	9,011,175	745,793	N/A	04/17/08	40 Yrs.
Hilton Grand Vacations (Office), Orlando, FL	2,810,942	6,590,681	9,401,623	634,905	N/A	01/30/13	40 Yrs.
Hilton Grand Vacations (Office), Orlando, FL	1,210,138	2,727,435	3,937,573	259,328	N/A	01/30/13	40 Yrs.
Lowe's, Katy, TX	9,412,181	3,480,650	12,892,831	358,822	N/A	04/22/14	30 Yrs.
Outback Steakhouse, Austin, TX	1,376,793	1,585,791	2,962,584	22,818	N/A	09/15/16	30 Yrs.
Outback Steakhouse, Charlottesville, VA	1,308,881	3,135,515	4,444,396	40,442	N/A	09/15/16	30 Yrs.
Outback steakhouse, Huntersville, NC	1,987,831	1,299,017	3,286,848	27,261	N/A	09/15/16	20 Yrs.
Rite Aid, Renton, WA	2,036,235	4,148,415	6,184,650	354,343	N/A	07/25/13	40 Yrs.
Riverside, Jacksonville, FL	6,019,815	14,366,132	20,385,947	950,758	N/A	07/16/15	43 Yrs.
The Grove, Winter Park, FL	1,240,000	1,883,177	3,123,177	94,783	N/A	12/30/14	40 Yrs.
Walgreens, Alpharetta, GA	3,265,623	1,406,160	4,671,783	448,213	N/A	03/31/04	40 Yrs.
Walgreens, Clermont, FL	3,021,665	1,269,449	4,291,114	399,347	N/A	05/27/04	40 Yrs.
Wells Fargo, Raleigh, NC	8,680,056	59,166,753	67,846,809	2,174,127	N/A	11/18/15	45 Yrs.
Whole Foods Market Centre, Sarasota, FL	4,497,825	13,378,437	17,876,262	743,438	N/A	10/07/14	40 Yrs.
Mason Commerce Center-Bldg 1, Daytona Beach, FL	66,304	2,334,706	2,401,010	819,035	09/01/08	N/A	40 Yrs.
Mason Commerce Center-Bldg 2, Daytona Beach, FL	66,304	2,190,059	2,256,363	756,154	09/01/08	N/A	40 Yrs.
Williamson Business Park-Bldg 3, Daytona Beach, FL	110,509	1,203,243	1,313,752	101,780	05/01/14	N/A	40 Yrs.
Concierge Office Building, Daytona Beach, FL	293,872	3,019,668	3,313,540	802,163	07/01/09	N/A	40 Yrs.
Vacant Pad Site, Winter Park, FL	436,400	—	436,400	—	N/A	05/28/15	N/A
	103,037,008	171,297,131	274,334,139	14,391,567

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2016

	2016	2015	2014
	$	$	$
Cost:
Balance at Beginning of Year	268,970,875	209,294,277	170,194,285
Additions and Improvements	68,274,211	97,767,725	42,908,366
Adjust to Fair Value	—	(2,343,013)	—
Cost of Real Estate Sold	(62,910,947)	(20,431,548)	(3,808,374)
Reclassification to Land and Development Costs	—	(15,316,566)	—
Balance at End of Year	274,334,139	268,970,875	209,294,277

	$	$	$
Accumulated Depreciation:
Balance at Beginning of Year	14,374,079	14,073,096	11,986,949
Depreciation and Amortization	5,346,538	3,224,227	2,441,593
Depreciation on Real Estate Sold	(5,329,050)	(2,472,192)	(355,446)
Reclassification to Land and Development Costs	—	(451,052)	—
Balance at End of Year	14,391,567	14,374,079	14,073,096

(1) Reconciliation to Consolidated Balance Sheet at December 31, 2016
Income Properties, Land, Buildings, and Improvements			274,334,139
			274,334,139
(2) Cost Basis of Assets Classified as Held for Sale on Balance Sheet			—
Total Per Schedule			274,334,139

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

FOR THE YEAR ENDED DECEMBER 31, 2016

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amounts of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
	%			$	$	$	$
Mezzanine Mortgage Loans:
Hotel – Atlanta, GA	12.00%	February 2019	Principal payable in full at maturity	—	5,000,000	5,000,000	—
Hotel – Dallas, TX	30-day LIBOR plus 7.25%	September 2019	Principal payable in full at maturity	—	10,000,000	10,000,000	—
Junior Mortgage Loan:
Retail Shopping Center – Sarasota, FL	30-day LIBOR plus 7.50%	June 2018	Principal payable in full at maturity	—	8,960,467	8,960,467	—
Totals				—	23,960,467	23,960,467	—

	2016	2015	2014
	$	$	$
Balance at Beginning of Year	38,331,956	30,208,074	18,845,053
Additions During the Year:
New Mortgage Loans (1)	—	15,394,878	30,266,498
Loan Fees Paid	—	40,000	6,858
Accretion of Discount (2)	—	—	649,658
Accretion of Origination Fees (3)	132,923	74,781	30,326
Deductions During the Year:
Collection of Principal	(14,282,500)	(7,200,909)	(19,465,000)
Discount on Payoff	(217,500)	—	—
Collection of Origination Fees	—	(181,250)	(88,750)
Amortization of Fees	(4,412)	(3,618)	(36,569)
Balance at End of Year	23,960,467	38,331,956	30,208,074

(1)	Includes 2015 construction loan draws
(2)	Non-cash accretion of discount
(3)	Non-cash accretion of loan origination fees