Form 10-Q
period 2017-03-31
CONSOLIDATED TOMOKA LAND CO
filed 2017-05-09
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
			
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
			
Emerging growth company	☐		

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock Outstanding

April 20, 2017

$1.00 par value 5,651,515

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2017	December 31, 2016
ASSETS
Property, Plant, and Equipment:
Income Properties, Land, Buildings, and Improvements	$297,105,291	$274,334,139
Golf Buildings, Improvements, and Equipment	5,835,936	3,528,194
Other Furnishings and Equipment	1,044,994	1,032,911
Construction in Progress	3,077,653	5,267,676
Total Property, Plant, and Equipment	307,063,874	284,162,920
Less, Accumulated Depreciation and Amortization	(18,225,958)	(16,552,077)
Property, Plant, and Equipment—Net	288,837,916	267,610,843
Land and Development Costs	44,443,943	51,955,278
Intangible Lease Assets—Net	35,642,983	34,725,822
Impact Fee and Mitigation Credits	2,106,314	2,322,906
Commercial Loan Investments	23,960,467	23,960,467
Cash and Cash Equivalents	4,427,864	7,779,562
Restricted Cash	5,882,767	9,855,469
Refundable Income Taxes	1,041,938	943,991
Other Assets	8,596,868	9,469,088
Total Assets	$414,941,060	$408,623,426
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,989,680	$1,518,105
Accrued and Other Liabilities	5,480,252	8,667,897
Deferred Revenue	1,599,142	1,991,666
Intangible Lease Liabilities - Net	30,635,958	30,518,051
Accrued Stock-Based Compensation	28,062	42,092
Deferred Income Taxes—Net	60,351,549	51,364,572
Long-Term Debt	156,813,310	166,245,201
Total Liabilities	256,897,953	260,347,584
Commitments and Contingencies - See Note 18
Shareholders’ Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 6,035,389 shares issued and 5,667,820 shares outstanding at March 31, 2017; 6,021,564 shares issued and 5,710,238 shares outstanding at December 31, 2016	5,928,232	5,914,560
Treasury Stock – 367,569 shares at March 31, 2017; 311,326 shares at December 31, 2016	(18,225,862)	(15,298,306)
Additional Paid-In Capital	20,623,683	20,511,388
Retained Earnings	149,414,109	136,892,311
Accumulated Other Comprehensive Income	302,945	255,889
Total Shareholders’ Equity	158,043,107	148,275,842
Total Liabilities and Shareholders’ Equity	$414,941,060	$408,623,426

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016
Revenues
Income Properties	$7,073,240	$6,429,241
Interest Income from Commercial Loan Investments	536,489	881,245
Real Estate Operations	29,474,460	9,560,898
Golf Operations	1,474,944	1,464,359
Agriculture and Other Income	154,151	18,692
Total Revenues	38,713,284	18,354,435
Direct Cost of Revenues
Income Properties	(1,411,713)	(1,176,707)
Real Estate Operations	(9,156,849)	(2,257,041)
Golf Operations	(1,498,678)	(1,404,588)
Agriculture and Other Income	(40,437)	(48,051)
Total Direct Cost of Revenues	(12,107,677)	(4,886,387)
General and Administrative Expenses	(3,220,147)	(4,797,457)
Impairment Charges	—	(209,908)
Depreciation and Amortization	(2,762,575)	(2,067,367)
Land Lease Termination	2,226,526	—
Total Operating Expenses	(15,863,873)	(11,961,119)
Operating Income	22,849,411	6,393,316
Investment Income (Loss)	9,183	(566,384)
Interest Expense	(2,061,891)	(2,091,766)
Income Before Income Tax Expense	20,796,703	3,735,166
Income Tax Expense	(8,050,311)	(2,342,601)
Net Income	12,746,392	1,392,565
Less: Net Loss Attributable to Noncontrolling Interest in Consolidated VIE	—	32,153
Net Income Attributable to Consolidated-Tomoka Land Co.	$12,746,392	$1,424,718

Per Share Information- See Note 10:
Basic
Net Income Attributable to Consolidated-Tomoka Land Co.	$2.28	$0.25
Diluted
Net Income Attributable to Consolidated-Tomoka Land Co.	$2.27	$0.25

Dividends Declared and Paid	$0.04	$-

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016

Net Income Attributable to Consolidated-Tomoka Land Co.	$12,746,392	$1,424,718
Other Comprehensive Income
Realized Loss on Investment Securities Sold (Net of Income Tax of $-0- and $222,025, respectively)	—	353,542
Unrealized Gain on Investment Securities (Net of Income Tax of $-0- and $210,652, respectively)	—	335,429
Cash Flow Hedging Derivative - Interest Rate Swap (Net of Income Tax of $18,152 and $-0-, respectively)	47,056	—
Total Other Comprehensive Income, Net of Income Tax	47,056	688,971
Total Comprehensive Income	$12,793,448	$2,113,689

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2017	$5,914,560	$(15,298,306)	$20,511,388	$136,892,311	$255,889	$148,275,842
Net Income (Loss)	—	—	—	12,746,392	—	12,746,392
Stock Repurchase	—	(2,927,556)	—	—	—	(2,927,556)
Vested Restricted Stock	13,298	—	(274,919)	—	—	(261,621)
Stock Issuance	374	—	19,605	—	—	19,979
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	367,609	—	—	367,609
Cash Dividends ($0.04 per share)	—	—	—	(224,594)	—	(224,594)
Other Comprehensive Income, Net of Income Tax	—	—	—	—	47,056	47,056
Balance March 31, 2017	$5,928,232	$(18,225,862)	$20,623,683	$149,414,109	$302,945	$158,043,107

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016
Cash Flow from Operating Activities:
Net Income	$12,746,392	$1,392,565
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,762,575	2,067,367
Amortization of Intangible Liabilities to Income Property Revenue	(531,546)	(606,979)
Loan Cost Amortization	113,288	102,451
Amortization of Discount on Convertible Debt	291,570	273,545
Impairment Charges	—	209,908
Accretion of Commercial Loan Origination Fees	—	(15,035)
Amortization of Fees on Acquisition of Commercial Loan Investments	—	3,318
Realized Loss (Gain) on Investment Securities	—	575,567
Deferred Income Taxes	9,034,033	2,272,246
Non-Cash Compensation	353,579	2,072,982
Decrease (Increase) in Assets:
Refundable Income Taxes	(97,947)	197,980
Land and Development Costs	7,511,335	(2,433,875)
Impact Fees and Mitigation Credits	216,592	109,018
Other Assets	872,220	(2,483,995)
Increase (Decrease) in Liabilities:
Accounts Payable	471,575	2,448,771
Accrued and Other Liabilities	(3,887,645)	(1,707,130)
Deferred Revenue	(392,524)	(5,673,101)
Net Cash Provided By (Used In) Operating Activities	29,463,497	(1,194,397)
Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities	(23,557,356)	(289,079)
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities through Business Combinations	—	(2,460,000)
Decrease (Increase) in Restricted Cash	3,972,702	(1,095,982)
Proceeds from Sale of Investment Securities	—	6,252,362
Net Cash Provided By (Used In) Investing Activities	(19,584,654)	2,407,301
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	6,000,000	3,750,000
Payments on Long-Term Debt	(15,800,000)	—
Cash Paid for Loan Fees	(36,749)	(124,049)
Cash Proceeds from Exercise of Stock Options	19,979	7,484
Cash Used to Purchase Common Stock	(2,927,556)	(1,339,614)
Cash from Excess Tax Benefit (Expense) from Vesting of Restricted Stock	—	2,507
Cash Paid for Vesting of Restricted Stock	(261,621)	(198,713)
Dividends Paid	(224,594)	—
Net Cash Provided By (Used In) Financing Activities	(13,230,541)	2,097,615
Net Increase (Decrease) in Cash	(3,351,698)	3,310,519
Cash, Beginning of Year	7,779,562	4,060,677
Cash, End of Period	$4,427,864	$7,371,196

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Income taxes refunded totaling approximately $808,000 and $133,000 were received during the three months ended March 31, 2017 and 2016, respectively.

Interest totaling approximately $2.6 million and $2.5 million was paid during the three months ended March 31, 2017 and 2016, respectively. No interest was capitalized during the three months ended March 31, 2017 or 2016, respectively.

In connection with the Golf Course Land Purchase (hereinafter defined), the Company is obligated to pay the City an annual surcharge of $1 per golf round played each year (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and has been recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities on the accompany consolidated balance sheets as of March 31, 2017.

See Accompanying Notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS

Description of Business

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own and manage thirty-three commercial real estate properties in ten states in the United States. As of March 31, 2017, we owned twenty-two single-tenant and eleven multi-tenant income-producing properties with over 1.8 million square feet of gross leasable space. We also own and manage a portfolio of undeveloped land totaling approximately 8,200 acres in the City of Daytona Beach, Florida (the “City”). As of March 31, 2017, we have three commercial loan investments including one fixed-rate and one variable–rate mezzanine commercial mortgage loan, and a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan. We have golf operations which consist of the LPGA International Golf Club, which is managed by a third party. We also lease some of our land for nineteen billboards, have agricultural operations that are managed by a third party, which consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage Subsurface Interests (hereinafter defined). The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of operations for the interim periods.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having maturities at acquisition date of 90 days or less. The Company’s bank balances as of March 31, 2017 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled approximately $5.9 million at March 31, 2017 of which approximately $4.1 million of cash is being held in escrow, to be reinvested through the like-kind exchange structure into an income property. Approximately $253,000 is being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013; approximately $835,000 is being held in three separate escrow accounts related to three separate land transactions of which one closed in each of December 2013, December 2015, and February 2017; and approximately $672,000 is being held in a reserve primarily for certain required tenant improvements for the Lowe’s in Katy, Texas.

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

Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in investment income in the consolidated statements of operations. With respect to debt securities, when the fair value of a debt security classified as available-for-sale is less than its cost, management assesses whether or not: (i) it has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions are met, the Company must recognize an other-than-temporary impairment through earnings for the differences between the debt security’s cost basis and its fair value, and such amount is included in investment income in the consolidated statements of operations. There were no other-than-temporary impairments during the three months ended March 31, 2017 or 2016. The Company completed the disposition of its remaining position in Investment Securities during the three months ended March 31, 2016 resulting in a loss of approximately $576,000. There were no Investment Securities remaining as of March 31, 2017 or 2016.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at March 31, 2017 and December 31, 2016, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s investments in variable rate commercial loans approximates fair value at March 31, 2017 and December 31, 2016, since the floating rates of the loans reasonably approximate current market rates for notes with similar risks and maturities. The carrying value of the Company’s credit facility approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loan investment, mortgage notes, and convertible debt is measured at fair value based on current market rates for financial instruments with similar risks and maturities. See Note 6, “Fair Value of Financial Instruments.”

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

Classification of Commercial Loan Investments

Loans held for investment are stated at the principal amount outstanding and include the unamortized deferred loan fees offset by any applicable unaccreted purchase discounts and origination fees, if applicable.

Commercial Loan Investment Impairment

The Company’s commercial loans are held for investment. For each loan, the Company evaluates the performance of the collateral property and the financial and operating capabilities of the borrower/guarantor, in part to assess whether any deterioration in the credit has occurred, and for possible impairment of the loan. Impairment would reflect the Company’s determination that it is probable that all amounts due according to the contractual terms of the loan would not be collected. Impairment is measured based on the present value of the expected future cash flows from the loan discounted at the effective rate of the loan or the fair value of the collateral. Upon measurement of impairment, the Company would record an allowance to reduce the carrying value of the loan with a corresponding recognition of loss in the results of operations. Significant exercise of judgment is required in determining impairment, including assumptions regarding the estimate of expected future cash flows, collectability of the loan, the value of the underlying collateral and other provisions including guarantees. The Company has determined that, as of March 31, 2017 and December 31, 2016, no allowance for impairment was required.

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of tenant reimbursable expenses. Receivables related to tenant reimbursable expenses totaled approximately $449,000 and $125,000 as of March 31, 2017 and December 31, 2016, respectively.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled approximately $2.4 million and $3.8 million as of as of March 31, 2017 and December 31, 2016, respectively. As more fully described in Note 9, “Other Assets,” these accounts receivable are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015 and one land sale transaction that closed during the first quarter of 2016.

Trade accounts receivable primarily consist of receivables related to golf operations, which are classified in other assets on the consolidated balance sheets. Trade accounts receivable related to golf operations, which primarily consist of amounts due from members or private events, totaled approximately $348,000 and $326,000 as of March 31, 2017 and December 31, 2016, respectively.

The collectability of the aforementioned receivables is determined based on the aging of the receivable and a review of the specifically identified accounts using judgments. As of March 31, 2017 and December 31, 2016, no allowance for doubtful accounts was required.

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

Prior to October 1, 2016, the Company determined that income property purchases subject to a lease, whether that lease is in-place or originated at the time of acquisition, qualify as a business combination, and acquisition costs were expensed in the period the transaction closes. In January 2017, the FASB issued Accounting Standards Update (“ASU”)

2017-01, Business Combinations which clarified the definition of a business. Pursuant to ASU 2017-01, the acquisition of an income property subject to a lease no longer qualifies as a business combination, but rather an asset acquisition. The Company early adopted ASU 2017-01 effective October 1, 2016 on a prospective basis. Accordingly, for income property acquisitions during the fourth quarter of 2016 and the first quarter of 2017, acquisition costs have been capitalized.

Sales of Real Estate

Gains and losses on sales of real estate are accounted for as required by FASB ASC Topic 976-605-25, Accounting for Real Estate. The Company recognizes revenue from the sale of real estate at the time the sale is consummated, unless the property is sold on a deferred payment plan and the initial payment does not meet established criteria, or the Company retains some form of continuing involvement in the property. As market information becomes available, real estate cost basis is analyzed and recorded at the lower of cost or market.

Income Taxes

The Company uses the asset and liability method to account for income taxes. Deferred income taxes result primarily from the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, see Note 17, “Income Taxes.” In June 2006, the FASB issued additional guidance, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements included in income taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with FASB guidance included in income taxes, the Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the FASB guidance.

NOTE 2. INCOME PROPERTIES

During the three months ended March 31, 2017, the Company acquired one single-tenant income property and one multi-tenant income property, for an aggregate purchase price of approximately $19.1 million, or an aggregate acquisition cost of approximately $19.4 million including capitalized acquisition costs. Of the total acquisition cost, approximately $13.3 million was allocated to land, approximately $4.8 million was allocated to buildings and improvements, approximately $2.1 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees and above market lease value, and approximately $800,000 was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities is approximately 3.9 years. The properties acquired during the three months ended March 31, 2017 are described below:

•

On January 27, 2017, the Company acquired a 18,120 square-foot building situated on approximately 1.2 acres in Sarasota, Florida which is 100% leased to an affiliate of Staples, Inc. The purchase price was approximately $4.1 million, and as of the acquisition date, the remaining term of the lease was approximately 5.0 years.

•

On March 1, 2017, the Company acquired an approximately 136,000 square-foot grocery-anchored shopping center situated on approximately 10.3 acres in Fort Worth, Texas.  The property consists of four single-tenant buildings and one multi-tenant building situated on three separate, but contiguous, land parcels.  In aggregate, the property is approximately 96% leased. The purchase price was approximately $15.0 million, and as of the acquisition date, the weighted average remaining term of the leases was approximately 4.1 years.

No income properties were disposed of during the three months ended March 31, 2017.

During the three months ended March 31, 2016, the Company acquired one multi-tenant property at a purchase price of approximately $2.5 million. No income properties were disposed of during the three months ended March 31, 2016; however, seventeen single-tenant income properties were classified as held for sale as of March 31, 2016, three of which closed in April 2016 and fourteen of which closed in September 2016. An impairment of approximately $210,000 was charged to earnings during the three months ended March 31, 2016 related to one of the April 2016 sales as more fully described in Note 8, “Impairment of Long-Lived Assets.”

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

As of March 31, 2017, the Company owned three performing commercial loan investments which have an aggregate outstanding principal balance of approximately $24.0 million. These loans are secured by real estate, or the borrower’s equity interest in real estate, located in Dallas, Texas, Sarasota, Florida, and Atlanta, Georgia, and have an average remaining maturity of approximately 0.6 years and a weighted average interest rate of 9.1%. One of the loans has a  remaining 1-year extension and another loan has two 1-year extensions remaining available at the borrower’s election which would extend the remaining maturity of this portfolio to approximately 1.8 years.

The Company’s commercial loan investment portfolio was comprised of the following at March 31, 2017 and December 31, 2016:

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

The carrying value of the commercial loan investment portfolio as of March 31, 2017 and December 31, 2016 was equal to the face amount.

NOTE 4. LAND AND SUBSURFACE INTERESTS

As of March 31, 2017, the Company owned approximately 8,200 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east side of Interstate 95. Currently, the majority of this land is used for agricultural purposes. Approximately 1,100 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 7,100 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,100 acres which are located further west of Interstate 95 and a few miles north of Interstate 4 and this land is generally well suited for industrial purposes.

Real estate operations revenue consisted of the following for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenue Description	($000's)	($000's)
Land Sales Revenue	$28,707	$190
Tomoka Town Center - Percentage of Completion Revenue	—	8,958
Revenue from Reimbursement of Infrastructure Costs	320	—
Impact Fee and Mitigation Credit Sales	217	105
Subsurface Revenue	230	308
Total Real Estate Operations Revenue	$29,474	$9,561

The Tomoka Town Center consists of approximately 235 acres of which approximately 180 acres are developable. Land sales with a gross sales price totaling approximately $21.4 million within the Tomoka Town Center consisted of sales of approximately 99 acres to Tanger, Sam’s Club, and North American Development Group (“NADG”) in 2015 and 2016 (the “Tomoka Town Center Sales Agreements”). The remaining developable acreage of approximately 82 acres is currently under contract with NADG as described in the land pipeline in Note 18, “Commitment and Contingencies.” The Company performed certain infrastructure work, beginning in the fourth quarter of 2015 through completion in the fourth quarter of 2016, which required the sales price on the Tomoka Town Center Sales Agreements to be recognized on the percentage-of-completion basis. All revenue related to the Tomoka Town Center Sales Agreements had been recognized as of December 31, 2016. The timing of the reimbursements for the cost of the remaining infrastructure work of approximately $2.4 million is more fully described in Note 9, “Other Assets.”

Land Sales. During the three months ended March 31, 2017, a total of approximately 1,587.4 acres were sold for approximately $28.7 million as described below:

					Gross Sales		Gain
			Date of	No. of	Price	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Minto Communities, LLC	West of I-95	02/10/17	1,581.00	$27,151	$17,000	$20,041
2	Commercial	East of I-95	03/22/17	6.35	1,556	245,000	11
				1,587.35	$28,707	$18,000	$20,052

During the three months ended March 31, 2016, a total of approximately 7.5 acres were sold for approximately $2.2 million as described below:

					Gross Sales		Gain
			Date of	No. of	Price (1)	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Commercial / Retail	East of I-95	02/12/16	3.1	$190	$61,000	$145
2	NADG - OutParcel	East of I-95	03/30/16	4.4	2,000	455,000	1,304
				7.5	$2,190	$292,000	$1,449

(1)

Land Sales Revenue for the three months ended March 31, 2016 is equal to the Gross Sales Price of land sales of $2.19 million, less the $2.0 million sales price for the NADG – OutParcel, as the NADG – OutParcel revenue is included in Tomoka Town Center – Percentage of Completion Revenue.

Land Impairments. There were no impairment charges on the Company’s undeveloped land during the three months ended March 31, 2017 or 2016.

Beachfront Venture. During the year ended December 31, 2015, the Company acquired, through a real estate venture with an unaffiliated third party institutional investor, an interest in approximately six acres of vacant beachfront property located in Daytona Beach, Florida. The property was acquired for approximately $11.3 million of which the Company contributed approximately $5.7 million. As of December 31, 2015, the real estate venture was fully consolidated as the Company determined that it was the primary beneficiary of the variable interest entity. On November 17, 2016, the Company acquired the unaffiliated third party’s 50% interest for approximately $4.8 million, a discount of approximately $879,000. The discount was recorded through equity on the consolidated balance sheet during the quarter and year ended December 31, 2016. The Company evaluated its interest in the six-acre vacant beachfront property for impairment and determined that no impairment was necessary as of December 31, 2016. As the Company owns the entire real estate venture as of December 31, 2016, there is no longer a consolidated VIE. The cost basis of the six acre vacant beachfront property asset totaled approximately $11.7 million as of March 31, 2017 which includes costs for entitlement. The beachfront property received approval of the rezoning and entitlement of the site to allow for the development of two restaurants and also for up to approximately 1.2 million square feet of vertical density. In the first quarter of 2017, the Company executed a 15-year lease agreement with the operator of LandShark Bar & Grill, for an approximately 6,264 square foot restaurant property the Company will develop on the parcel. The annual rent under the lease is based on a percentage of the tenant’s net operating income (“NOI”) until the Company has received its investment basis in the property and thereafter, the Company will receive a lower percentage of the tenant’s NOI during the remaining lease term. In April 2017, the Company executed a 15-year lease agreement with the tenant, Cocina 214 Restaurant & Bar, for the second restaurant property to be developed on the parcel. The annual rent is equal to the greater of $360,000 per year or a certain percentage of gross sales. The lease also provides for additional percentage rent upon the achievement of certain gross sales thresholds. The Company expects the development of the two restaurant properties to be completed in time for the tenants to commence operations during the first quarter of 2018.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $709,000 and mitigation credits with a cost basis of approximately $1.4 million for a combined total of approximately $2.1 million as of March 31, 2017. As of December 31, 2016, the Company owned impact fees with a cost basis of approximately $925,000 and mitigation credits with a cost basis of approximately $1.4 million for a combined total of approximately $2.3 million. During the three months ended March 31, 2017 and 2016, the Company received cash payments of approximately $217,000 and $105,000, respectively, for impact fees with a cost basis that was generally of equal value.

Subsurface Interests. The Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 500,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

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

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the three months ended March 31, 2017 and 2016, lease income of approximately $199,000 and $303,000, respectively, was recognized. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2017 or, if renewed, on similar terms or conditions.

During the three months ended March 31, 2017 and 2016, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $31,000 and $5,000, during the three months ended March 31, 2017 and 2016, respectively.

The Company is not prohibited from the disposition of any or all of its Subsurface Interests. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments such as income-producing properties. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee based on a percentage of the surface value. No such releases occurred during the three months ended March 31, 2017 or 2016.

NOTE 5. INVESTMENT SECURITIES

During the three months ended March 31, 2016, the Company completed the disposition of its remaining position in investment securities, including common stock and debt securities of a publicly traded real estate company, with a total basis of approximately $6.8 million, resulting in net proceeds of approximately $6.3 million, or a loss of approximately $576,000.

The Company had no remaining available-for-sale securities as of March 31, 2017 or December 31, 2016.

The following is a table reflecting the gains and losses recognized on the sale of investment securities during the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016
Proceeds from the Disposition of Debt Securities	$—	$827,738
Cost Basis of Debt Securities Sold	—	(843,951)
Loss recognized in Statement of Operations on the Disposition of Debt Securities	$—	$(16,213)
Proceeds from the Disposition of Equity Securities	—	5,424,624
Cost Basis of Equity Securities Sold	—	(5,983,978)
Gain (Loss) recognized in Statement of Operations on the Disposition of Equity Securities	$—	$(559,354)
Total Gain (Loss) recognized in Statement of Operations on the Disposition of Debt and Equity Securities	$—	$(575,567)

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and Cash Equivalents - Level 1	$4,427,864	$4,427,864	$7,779,562	$7,779,562
Restricted Cash - Level 1	5,882,767	5,882,767	9,855,469	9,855,469
Commercial Loan Investments - Level 2	23,960,467	24,201,097	23,960,467	24,228,242
Long-Term Debt - Level 2	156,813,310	161,360,505	166,245,201	171,111,337

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

The following table presents the fair value of assets measured on a recurring basis by Level as of March 31, 2017:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	3/31/2017	Assets (Level 1)	(Level 2)	(Level 3)

Cash Flow Hedge - Interest Rate Swap	$493,195	$—	$493,195	$—
Total	$493,195	$—	$493,195	$—

The following table presents the fair value of assets measured on a recurring basis by Level as of December 31, 2016:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2016	Assets (Level 1)	(Level 2)	(Level 3)

Cash Flow Hedge - Interest Rate Swap	$416,590	$—	$416,590	$—
Total	$416,590	$—	$416,590	$—

At December 31, 2016, approximately eight acres of undeveloped land under contract for sale as of December 31, 2016 were measured on a non-recurring basis using Level 3 inputs in the fair value hierarchy, which resulted in aggregate impairment charge of approximately $1.0 million. One of these land contracts closed during the three months ended March 31, 2017, therefore, the fair value measurement is no longer applicable. The following table presents the fair value of those assets measured on a non-recurring basis by Level as of March 31, 2017:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	3/31/2017	Assets (Level 1)	(Level 2)	(Level 3)

Land Parcel - 4.5 Repurchased Acres	$1,119,410	$—	$—	$1,119,410
Total	$1,119,410	$—	$—	$1,119,410

NOTE 7. INTANGIBLE LEASE ASSETS AND LIABILITIES

Intangible lease assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values.

Intangible lease assets and liabilities consisted of the following as of March 31, 2017 and December 31, 2016:

	As of
	March 31, 2017	December 31, 2016
Intangible Lease Assets:
Value of In-Place Leases	$32,725,992	$30,978,776
Value of Above Market In-Place Leases	2,938,435	2,905,624
Value of Intangible Leasing Costs	7,358,168	7,010,192
Sub-total Intangible Lease Assets	43,022,595	40,894,592
Accumulated Amortization	(7,379,612)	(6,168,770)
Sub-total Intangible Lease Assets—Net	35,642,983	34,725,822
Intangible Lease Liabilities (included in accrued and other liabilities):
Value of Below Market In-Place Leases	(34,141,817)	(33,370,217)
Sub-total Intangible Lease Liabilities	(34,141,817)	(33,370,217)
Accumulated Amortization	3,505,859	2,852,166
Sub-total Intangible Lease Liabilities—Net	(30,635,958)	(30,518,051)
Total Intangible Assets and Liabilities—Net	$5,007,025	$4,207,771

Total net amortization related to intangible lease assets and liabilities was approximately $557,000 and ($24,000) for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017 and 2016, approximately $1.1 million and $583,000, respectively, was included in depreciation and amortization while approximately $531,000 and $607,000, respectively, was included as an increase to income properties revenue in the consolidated statements of operations.

The estimated future amortization and accretion of intangible lease assets and liabilities is as follows:

		Future Accretion	Net Future
	Future	to Income	Amortization of
	Amortization	Property	Intangible Assets
Year Ending December 31,	Amount	Revenue	and Liabilities
Remainder of 2017	$3,449,413	$(1,614,711)	$1,834,702
2018	4,599,217	(2,163,801)	2,435,416
2019	4,570,659	(2,158,677)	2,411,982
2020	4,129,238	(2,091,948)	2,037,290
2021	2,438,802	(2,242,803)	195,999
2022	1,916,549	(2,313,964)	(397,415)
Thereafter	12,087,650	(15,598,599)	(3,510,949)
Total	$33,191,528	$(28,184,503)	$5,007,025

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

There were no impairment charges during the three months ended March 31, 2017.

During the three months ended March 31, 2016, an impairment charge of approximately $210,000 was recognized on an income property held for sale as of March 31, 2016 for which the sale closed on April 6, 2016. The total impairment charge represented the loss on the sale of approximately $134,000 plus closing costs of approximately $76,000.

NOTE 9. OTHER ASSETS

Other assets consisted of the following:

	As of
	March 31, 2017	December 31, 2016
Income Property Tenant Receivables	$448,593	$125,383
Income Property Straight-line Rent Adjustment	2,008,411	1,773,946
Interest Receivable from Commercial Loan Investments	74,260	72,418
Cash Flow Hedge - Interest Rate Swap	493,195	416,590
Infrastructure Reimbursement Receivables	2,366,503	3,844,236
Golf Operations Receivables	347,736	325,510
Deferred Deal Costs	240,368	745,878
Prepaid Expenses, Deposits, and Other	2,617,802	2,165,127
Total Other Assets	$8,596,868	$9,469,088

As of December 31, 2016, the Infrastructure Reimbursement Receivables were all related to the Tomoka Town Center land sales and consisted of approximately $1.1 million in incentives due from the community development district, approximately $250,000 due from NADG for a fill dirt agreement, approximately $1,750,000 due from Tanger for infrastructure reimbursement to be repaid over 10 years in $175,000 installments, net of a discount of approximately $191,000, and approximately $990,000 due from Sam’s Club for infrastructure reimbursement to be repaid over 9 remaining years in $110,000 installments, net of a discount of approximately $80,000. The $1.1 million and $250,000 receivables, as well as the second installment of $110,000 from Sam’s Club were all received subsequent to December 31, 2016, leaving approximately $2.4 million in Infrastructure Reimbursements Receivable as of March 31, 2017.

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

	Three Months Ended
	March 31, 2017	March 31, 2016
Income Available to Common Shareholders:
Net Income Attributable to Consolidated-Tomoka Land Co.	$12,746,392	$1,424,718
Weighted Average Shares Outstanding	5,602,137	5,734,884
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	21,277	—
Total Shares Applicable to Diluted Earnings Per Share	5,623,414	5,734,884

Per Share Information:
Basic
Net Income Attributable to Consolidated-Tomoka Land Co.	$2.28	$0.25

Diluted
Net Income Attributable to Consolidated-Tomoka Land Co.	$2.27	$0.25

The effect of 77,750 and 67,500 potentially dilutive securities was not included for the three months ended March 31, 2017 and 2016, respectively, as the effect would be anti-dilutive.

The Company intends to settle its 4.50% Convertible Senior Notes due 2020 (the “Convertible Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the current conversion price of $68.82. The average price of our common stock during the three months ended March 31, 2017 and 2016 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

NOTE 11. TREASURY STOCK

In the fourth quarter of 2015, the Company announced a $10 million stock repurchase program (the “$10 Million Repurchase Program”). As of March 29, 2017, the $10 Million Repurchase Program had been completed. In the first quarter of 2017, the Company announced a new $10 million stock repurchase program (the “New $10 Million Repurchase Program”) of which approximately $331,000 had been repurchased as of March 31, 2017.  In the aggregate, during the three months ended March 31, 2017, under both programs, the Company repurchased 56,243 shares of its common stock on the open market for a total cost of approximately $2.9 million, or an average price per share of $52.05, and placed those shares in treasury.

NOTE 12. LONG-TERM DEBT

Credit Facility. The Company has a revolving credit facility (the “Credit Facility”) with Bank of Montreal (“BMO”) as the administrative agent for the lenders thereunder. The Credit Facility is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Wells Fargo and Branch Banking & Trust Company. The Credit Facility matures on August 1, 2018,  with the ability to extend the term for 1 year.

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

At March 31, 2017, the current commitment level under the Credit Facility was $75.0 million. The available borrowing capacity under the Credit Facility was approximately $50.5 million, based on the level of borrowing base assets. As of March 31, 2017, the Credit Facility had a $24.5 million balance.

On March 14, 2017, the Company entered into an amendment of the Credit Facility (the “Third Amendment”). The Third Amendment modified Section 8.8(n) of the Credit Facility, which pertains to permitted stock repurchases by the Company, to increase the aggregate stock repurchases permitted under the Credit Facility. Pursuant to the Third Amendment, the Company expects to be able to continue to make additional repurchases of its own common stock under the New $10 Million Repurchase Program.

The Credit Facility is subject to customary restrictive covenants including, but not limited to, limitations on the Company’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. In addition, the Company is subject to various financial maintenance covenants including, but not limited to, a maximum indebtedness ratio, a maximum secured indebtedness ratio, and a minimum fixed charge coverage ratio. The Credit Facility also contains affirmative covenants and events of default including, but not limited to, a cross default to the Company’s other indebtedness and upon the occurrence of a change of control. The Company’s failure to comply with these covenants or the occurrence of an event of default could result in acceleration of the Company’s debt and other financial obligations under the Credit Facility.

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

On March 8, 2013, the Company closed on a $23.1 million non-recourse first mortgage loan originated with Bank of America, N.A., secured by its interest in fourteen income properties. The mortgage loan carried a fixed rate of 3.67% per annum, and required payments of interest only prior to its maturity. On September 16, 2016, in conjunction with the sale of the fourteen income properties, the buyer assumed the $23.1 million mortgage loan. Accordingly, the Company is no longer subject to this loan as of March 31, 2017.

On September 30, 2014, the Company closed on a $30.0 million non-recourse first mortgage loan originated with Wells Fargo, secured by its interest in six income properties. The mortgage loan matures in October 2034, and carries a fixed rate of 4.33% per annum during the first ten years of the term, and requires payments of interest only during the first ten years of the loan. After the tenth anniversary of the effective date of the loan, the cash flows, as defined in the related loan agreement, generated by the underlying six income properties must be used to pay down the principal balance of the loan until paid off or until the loan matures. The loan is fully pre-payable after the tenth anniversary of the effective date of the loan.

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

Convertible Debt. On March 11, 2015, the Company issued $75.0 million aggregate principal amount of 4.50% Convertible Notes. The Convertible Notes bear interest at a rate of 4.50% per year, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015. The Convertible Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. On July 20, 2016, the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend. As a result, effective February 7, 2017, the adjusted conversion rate is 14.5307 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.82 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Convertible Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Convertible Notes, or specified corporate events. The Company may not redeem the Convertible Notes prior to the stated maturity date and no sinking fund is provided for the Convertible Notes. The Convertible Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Convertible Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Convertible Notes. As of March 31, 2017, the unamortized debt discount of our Convertible Notes was approximately $3.8 million.

Long-term debt as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017			December 31, 2016
		Due Within			Due Within
	Total	One Year		Total	One Year
Credit Facility	$24,500,000	$—		$34,300,000	$—
Mortgage Note Payable (originated with UBS)	7,300,000	7,300,000	(1)	7,300,000	—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—		30,000,000	—
Mortgage Note Payable (originated with Wells Fargo)	25,000,000	—		25,000,000	—
4.50% Convertible Senior Notes due 2020, net of discount	71,172,151	—		70,880,581	—
Loan Costs, net of accumulated amortization	(1,158,841)	—		(1,235,380)	—
Total Long-Term Debt	$156,813,310	$7,300,000		$166,245,201	$—

(1)

The maturity schedule below reflects $31.8 million due in 2018 while the amount due within one year above totals $7.3 million. The difference of $24.5 million is for the Credit Facility which matures on August 1, 2018, which is more than one year from the balance sheet date of March 31, 2017.

Payments applicable to reduction of principal amounts as of March 31, 2017 will be required as follows:

Year Ending December 31,	Amount
2018	31,800,000
2019	—
2020	75,000,000
2021	25,000,000
2022	—
Thereafter	30,000,000
Total Long-Term Debt - Face Value	$161,800,000

The carrying value of long-term debt as of March 31, 2017 consisted of the following:

Total
Current Face Amount	$161,800,000
Unamortized Discount on Convertible Debt	(3,827,849)
Loan Costs, net of accumulated amortization	(1,158,841)
Total Long-Term Debt	$156,813,310

For the three months ended March 31, 2017, interest expense, excluding amortization of loan costs and debt discounts, was approximately $1.7 million with approximately $2.6 million paid during the period. For the three months ended March 31, 2016, interest expense, excluding amortization of loan costs and debt discounts, was approximately $1.7 million with approximately $2.5 million paid during the period. No interest was capitalized during the three months ended March 31, 2017 or 2016.

The amortization of loan costs incurred in connection with the Company’s long-term debt is included in interest expense in the consolidated statements of operations. Loan costs are amortized over the term of the respective loan agreements using the straight-line method, which approximates the effective interest method. For the three months ended March 31, 2017 or 2016, the amortization of loan costs totaled approximately $113,000 and $102,000, respectively.

The amortization of the approximately $6.1 million discount on the Convertible Notes is also included in interest expense in the consolidated statements of operations. The discount is amortized over the term of the Convertible Notes using the effective interest method. For the three months ended March 31, 2017 or 2016, the amortization of the discount totaled approximately $292,000 and $273,000, respectively.

The Company was in compliance with all of its debt covenants as of March 31, 2017 and December 31, 2016.

NOTE 13. INTEREST RATE SWAP

During April 2016, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the $25.0 million mortgage note payable as discussed in Note 12, “Long-Term Debt.” During the three months ended March 31, 2017, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income. As of March 31, 2017, the fair value of our interest rate swap agreement, which was a gain of approximately $493,000, was included in other assets on the consolidated balance sheets. The interest rate swap was effective on April 7, 2016 and matures on April 7, 2021. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $25.0 million to a rate of 3.17%.

NOTE 14. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	March 31, 2017	December 31, 2016
Golf Course Lease	$—	$2,226,527
Accrued Property Taxes	640,003	28,973
Golf $1 Round Surcharge	700,000	—
Reserve for Tenant Improvements	17,901	398,621
Accrued Construction Costs	717,874	856,947
Accrued Interest	327,751	1,220,990
Environmental Reserve and Restoration Cost Accrual	1,367,256	1,505,757
Other	1,709,467	2,430,082
Total Accrued and Other Liabilities	$5,480,252	$8,667,897

In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Lease Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, remained at $250,000 for the remainder of the lease term and any extensions would have been subject to an annual rate increase of 1.75% beginning September 1, 2013. On January 24, 2017, the Company acquired the land and improvements comprising the golf courses, previously leased from the City, for approximately $1.5 million (the “Golf Course Land Purchase”). In conjunction with the Golf Course Land Purchase, the lease between the Company and the City was terminated. Therefore, during the three months ended March 31, 2017, the Company eliminated the remaining accrued liability of approximately $2.2 million,  resulting in the recognition of approximately $0.40 per share in non-cash earnings, or $0.24 per share after tax, which comprises the land lease termination in the consolidated statements of operations. The $2.2 million consisted of approximately $1.7 million which reflects the acceleration of the remaining amount of accrued rent that was no longer owed to the City as a result of the Lease Amendment, which prior to the Golf Course Land Purchase was being recognized into income over the remaining lease term which was originally to expire in 2022. The remaining approximately $500,000 reflects the amount of rent accrued pursuant to the lease, as amended, which will no longer be owed to the City due to the lease termination on January 24, 2017.

Additionally, in connection with the Golf Course Land Purchase, the Company is obligated to pay the City additional consideration in the amount of an annual surcharge of $1 per golf round played each year (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and has been recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompany consolidated balance sheets as of March 31, 2017.

In connection with the acquisition on April 22, 2014 of the property in Katy, Texas leased to Lowe’s, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which were not required to be completed until December 2016. Through December 31, 2016, approximately $100,000 of these tenant improvements had been completed and funded, leaving approximately $551,000 remaining to be funded. The remaining commitment as of December 31, 2016, totaled approximately $381,000, which was equal to the amount of the final reimbursement request the Company received from Lowe’s which was paid during the three months ended March 31, 2017, leaving no remaining commitment.

During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to be between approximately $500,000 and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $500,000 accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. Since the total accrual of approximately $610,000 was made, approximately $417,000 in costs have been incurred through March 31, 2017, leaving a remaining accrual of approximately $193,000.

As part of the resolution of a regulatory matter pertaining to the Company’s prior agricultural activities on certain of the Company’s land located in Daytona Beach, Florida, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible wetlands restoration costs for approximately 148.4 acres within such land, and such estimated costs were included on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. The final proposal for restoration work was received during the second quarter of 2016 which totaled approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was recorded during the second quarter of 2016. The Company funded approximately $1.0 million of the total $2.0 million of estimated costs through the period ended March 31, 2017, leaving a remaining accrual of approximately $1.0 million. This matter is more fully described in Note 18 “Commitments and Contingencies.”

NOTE 15. DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	March 31, 2017	December 31, 2016
Deferred Oil Exploration Lease Revenue	$386,766	$585,674
Prepaid Rent	873,549	1,068,972
Other Deferred Revenue	338,827	337,020
Total Deferred Revenue	$1,599,142	$1,991,666

On September 20, 2016, the Company received an approximate $807,000 rent payment for the sixth year of the Company’s eight-year oil exploration lease, which is being recognized ratably over the twelve month lease period ending in September 2017.

NOTE 16. STOCK-BASED COMPENSATION

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

On February 3, 2017, the Company awarded to certain employees, 12,635 Performance Shares under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). The Performance Shares awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of Performance Shares awarded. The number of shares of common stock so vesting will be determined based on the Company’s total shareholder return as compared to the total shareholder return of a certain peer group during a three-year performance period commencing on January 1, 2017 and ending on December 31, 2019.

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

A summary of activity during the three months ended March 31, 2017, is presented below:

Wtd. Avg.
Performance Shares with Market Conditions	Shares	Fair Value
Outstanding at January 1, 2017	—	$—
Granted	12,635	55.66
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2017	12,635	$55.66

As of March 31, 2017, there was approximately $645,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to Performance Share awards, which will be recognized over a remaining weighted average period of 2.8 years.

Market Condition Restricted Shares – Stock Price Vesting

“Inducement” grants of 96,000 and 17,000 shares of restricted Company common stock were awarded to Mr. Albright and Mr. Patten in 2011 and 2012, respectively. Mr. Albright’s restricted shares were granted outside of the 2010 Plan while Mr. Patten’s restricted shares were awarded under the 2010 Plan. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of Mr. Albright’s restricted stock under this award. The restricted shares vest in six increments based upon the price per share of the Company’s common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause) meeting or exceeding the target trailing sixty-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of March 31, 2017, four increments of Mr. Albright’s and Mr. Patten’s awards had vested.

Additional grants of 2,500 and 3,000 shares of restricted Company common stock were awarded to Mr. Smith and another officer under the 2010 Plan, during the fourth quarter of 2014 and the first quarter of 2015, respectively. The restricted stock will vest in two increments based upon the price per share of Company common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices of $60 per share and $65 per share for the two increments. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of March 31, 2017, no increments of Mr. Smith’s or the other officer’s awards had vested.

A grant of 94,000 shares of restricted Company common stock was awarded to Mr. Albright under the 2010 Plan during the second quarter of 2015. On February 26, 2016, 72,000 of these shares were surrendered, of which 4,000 were re-granted on February 26, 2016 with identical terms of the surrendered restricted stock and 68,000 were permanently surrendered. The 26,000 shares of restricted Company common stock outstanding from these grants will vest in four increments based upon the price per share of Company common stock during the term of his employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices ranging from $60 per share for the first increment to $75 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to January 28, 2021, that increment of the restricted shares will be forfeited. As of March 31, 2017, no increments of this award had vested.

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

A summary of the activity for these awards during the three months ended March 31, 2017, is presented below:

Wtd. Avg.
Market Condition Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2017	69,500	$27.03
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2017	69,500	$27.03

As of March 31, 2017, there is no unrecognized compensation cost related to market condition restricted stock.

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

On January 25, 2017, the Company granted to certain employees 17,451 shares of restricted Company common stock under the 2010 Plan. One-third of the restricted shares will vest on each of the first, second, and third anniversaries of January 28, 2017 provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control.

The Company’s determination of the fair value of the three year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date, less the present value of expected dividends during the vesting period. Compensation cost is recognized on a straight-line basis over the vesting period.

A summary of activity during the three months ended March 31, 2017, is presented below:

		Wtd. Avg.
		Fair Value
Three Year Vest Non-Vested Restricted Shares	Shares	Per Share
Outstanding at January 1, 2017	37,504	47.53
Granted	17,451	55.06
Vested	(17,298)	46.70
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2017	37,657	$51.40

As of March 31, 2017, there was approximately $900,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 1.5 years.

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

A summary of the activity for the awards during the three months ended March 31, 2017, is presented below:

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Non-Qualified Stock Option Awards	Shares	Ex. Price	(Years)	Value
Outstanding at January 1, 2017	113,500	49.03
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2017	113,500	$49.03	6.35	$511,865
Exercisable at January 1, 2017	76,600	$45.94	5.75	$573,181
Exercisable at March 31, 2017	89,800	$47.36	5.89	$554,917

A summary of the non-vested options for these awards during the three months ended March 31, 2017, is presented below:

		Fair Value
		of Shares
Non-Qualified Stock Option Awards	Shares	Vested
Non-Vested at January 1, 2017	36,900
Granted	—
Vested	(13,200)	$734,184
Expired	—
Forfeited	—
Non-Vested at March 31, 2017	23,700

No options were granted or exercised during the three months ended March 31, 2017. As of March 31, 2017, there was approximately $284,000 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a remaining weighted average period of 1.1 years.

LIABILITY-CLASSIFIED STOCK COMPENSATION

The Company previously had a stock option plan (the “2001 Plan”) pursuant to which 500,000 shares of the Company’s common stock were eligible for issuance. The 2001 Plan expired in 2010, and no new stock options may be issued under the 2001 Plan. Under the 2001 Plan, both stock options and stock appreciation rights were issued in prior years and such issuances were deemed to be liability-classified awards under the Share-Based Payment Topic of FASB ASC, which are required to be remeasured at fair value at each balance sheet date until the award is settled. A summary of share option activity under the 2001 Plan for the three months ended March 31, 2017 is presented below:

Stock Options

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Liability-Classified Stock Options	Shares	Ex. Price	(Years)	Value
Outstanding at January 1, 2017	11,000	63.87
Granted	—	—
Exercised	—	—
Expired	(5,000)	77.25
Forfeited	—	—
Outstanding at March 31, 2017	6,000	$52.73	0.82	$4,860
Exercisable at March 31, 2017	6,000	$52.73	0.82	$4,860

In connection with the grant of non-qualified stock options, a stock appreciation right for each share covered by the option was also granted. The stock appreciation right entitles the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value of the underlying shares at the time of exercise. No options were exercised during the three months ended March 31, 2017.

Stock Appreciation Rights

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Liability-Classified Stock Appreciation Rights	Shares	Fair Value	(Years)	Value
Outstanding at January 1, 2017	11,000	1.33
Granted	—	—
Exercised	—	—
Expired	(5,000)	—
Forfeited	—	—
Outstanding at March 31, 2017	6,000	$1.64	0.82	$2,617
Exercisable at March 31, 2017	6,000	$1.64	0.82	$2,617

No stock appreciation rights were exercised during the three months ended March 31, 2017.

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

Due to the small number of employees included in the 2001 Plan, the Company uses the specific identification method to estimate forfeitures and includes all participants in one group. The risk-free rate for periods within the contractual term of the share option is based on the United States Treasury rates in effect at the time of measurement. The Company issues new, previously unissued, shares as options are exercised.

Following are assumptions used in determining the fair value of stock options and stock appreciation rights:

Assumptions at:	March 31, 2017		December 31, 2016
Expected Volatility	12.37%		14.13%
Expected Dividends	0.30%		0.22%
Expected Term	0.82	years	0.61	years
Risk-Free Rate	1.03%		0.66%

There were no stock options or stock appreciation rights granted under the 2001 Plan during the three months ended March 31, 2017 or 2016. The liability for stock options and stock appreciation rights, valued at fair value, reflected on the consolidated balance sheets at March 31, 2017 and December 31, 2016, was approximately $28,000 and $42,000, respectively. These fair value measurements are based on Level 2 inputs based on Black-Scholes and market implied volatility. The Black-Scholes determination of fair value is affected by variables including stock price, expected stock price volatility over the term of the awards, annual dividends, and a risk-free interest rate assumption.

Amounts recognized in the consolidated financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Accelerated Charge for Stock-Based Compensation	$—	$1,649,513
Recurring Charge for Stock-Based Compensation	353,579	423,469
Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$353,579	$2,072,982

Income Tax Expense Recognized in Income	$(136,393)	$(163,353)

NOTE 17. INCOME TAXES

The Company’s effective income tax rate was 38.7% and 62.2% for the three months ended March 31, 2017 and 2016, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. During the first quarter of 2016, 68,000 shares of restricted Company common stock were permanently surrendered, which constituted a discrete event in which the total related stock compensation expense charged to earnings under GAAP of approximately $2.3 million, of which approximately $1.6 million was recognized during the first quarter of 2016 and approximately $676,000 was recognized during the year ended December 31, 2015, became permanently non-deductible for tax purposes as the surrendered shares will not vest. Accordingly, no income tax benefit was recorded related to the approximately $2.3 million of stock compensation expense.

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

On February 15, 2017, Wintergreen Advisers, LLC (“Wintergreen”) filed a complaint in the Circuit Court of the Seventh Judicial Circuit in Volusia County, Florida (the “Wintergreen Complaint”) against the Company and each of its directors. The Wintergreen Complaint sought an order compelling the Company to either include Wintergreen’s four director nominees, all of whom are employees or hired consultants of Wintergreen, in the Company’s proxy statement as nominees to be voted on at the Company’s 2017 Annual Meeting of Shareholders (the “2017 Annual Meeting”) or permit Wintergreen to bring their proposed nominees before the Company’s shareholders at the 2017 Annual Meeting.

Although the Company’s Board of Directors believed that the Wintergreen Complaint had no legal merit, on March 6, 2017, the Company’s Board of Directors approved the Company’s entering into a Settlement Agreement.  Pursuant to the terms of the Settlement Agreement, Wintergreen’s nominees may stand for election at the 2017 Annual Meeting and the Company agreed not to amend its Bylaws prior to the 2017 Annual Meeting. The Wintergreen Complaint was voluntarily dismissed on April 4, 2017.

Contractual Commitments – Expenditures

In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23-acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500.  The Company’s commitment to fund the improvement costs benefiting the remaining acres of Company land can be paid over five years from sales of the remaining land or at the end of the fifth year. In 2013 the Company deposited $283,500 of cash in escrow related to the improvements, which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of March 31, 2017 was approximately $287,000, including accrued interest. Accordingly, as of March 31, 2017, the remaining maximum commitment is approximately $690,000.

In conjunction with the Company’s sale of approximately 18.1 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of March 31, 2017 was approximately $125,000, including accrued interest. Accordingly, the Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s land parcel is approximately $125,000, to be paid from escrow upon completion.

In conjunction with the Company’s sale of approximately 15.0 acres of land to an affiliate of Integra Land Company (“Integra”) in December 2015, the Company agreed to reimburse Integra approximately $276,000 for a portion of the costs for road access and related utility improvements that will benefit the 15.0 acre land parcel sold to Integra as well as the surrounding acreage still owned by the Company. The Company also agreed to reimburse Integra approximately $94,000 for site relocation costs. Accordingly, in December 2015, the Company deposited a combined $370,000 of cash in escrow related to these reimbursements, which was classified as restricted cash in the consolidated balance sheets. As of March 31, 2017, the entire $370,000 had been disbursed from the escrow account. Accordingly, as of March 31, 2017, there is no remaining commitment.

In conjunction with the Company’s January 2017 Golf Course Land Purchase, the Company agreed to renovate the greens on the Jones course within one year of the agreement. The Company expects to incur the cost of this renovation, which is estimated between approximately $200,000 and $300,000, prior to the fourth quarter of 2017.

Contractual Commitments – Land Pipeline

As of May 8, 2017, the Company’s pipeline of potential land sales transactions included the following eight definitive purchase and sale agreements with eight different buyers, representing approximately 26% of our land holdings:

			Contract
		No. of	Amount	Price	Estimated
	Contract (or Buyer) / Parcel	Acres	($000's)	per Acre	Timing
1	Commercial/Retail - Buc'ees (1)	35	$14,000	$400,000	'18 - '19
2	Commercial/Retail	9	2,700	300,000	'18 - '19
3	Commercial/Retail	22	5,574	253,000	'17 - '18
4	Mixed-Use Retail (NADG)	82	20,187	246,000	'17 - '18
5	Commercial/Retail - Option Parcel	13	2,032	156,000	'17
6	Minto II (AR Residential)	1,686	31,360	19,000	'18 - '19
7	Residential (SF)	129	2,750	21,000	'18 - '19
8	ICI (SF) - Option Parcel	146	1,400	10,000	'18 - '19
	Total (Average)	2,122	$80,003	$38,000

(1)	Contract amount and price per acre may be reduced by potential costs incurred for wetlands mitigation, if any.

As noted above, these agreements contemplate closing dates ranging from the second quarter of 2017 through fiscal year 2019. The Company expects some of the transactions to close in 2017, although some of the buyers are not contractually obligated to close until after 2017. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City of Daytona Beach, and other permitting activities with other applicable governmental authorities. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

Other Matters

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. The Company has funded approximately $1.0 million of the total $2.0 million of estimated costs through March 31, 2017. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $1.0 million could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates. During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $1.0 million obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. The number of mitigation credits that may be required is not currently estimable and as the utilization or purchase of such credits would be incorporated into the basis of the land under contract, no amounts related to mitigation credits have been accrued as of March 31, 2017. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract and, accordingly, no amounts related to such potential future costs have been accrued as of March 31, 2017.

During the period from the fourth quarter of 2015 through the first quarter of 2017, the Company received  communications from a single institutional shareholder, some of which have been filed publicly. In investigating the shareholder’s allegations contained in certain communications, pursuing the strategic alternatives process suggested by the shareholder, and engaging in a proxy contest, the Company has incurred costs of approximately $2.4 million, to date, through March 31, 2017. Approximately $936,000 of the approximately $2.4 million was incurred during the three months ended March 31, 2017, of which approximately $563,000 is specifically for legal representation and third party costs related to the proxy contest. To date, none of the shareholder’s allegations regarding inadequate disclosure or other wrong-doings by the Company or its directors or officers have been found to have any basis or merit; however, such costs could continue to be incurred and, while not reasonably estimable, may represent significant costs for  the Company which would have an adverse impact on the Company’s results of operations and cash flows.

NOTE 19. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, commercial loan investments, real estate operations, and golf operations. Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 78.0% and 74.1% of our identifiable assets as of March 31, 2017 and December 31, 2016, respectively, and 18.3% and 35.0% of our consolidated revenues for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we have three commercial loan investments including one fixed-rate and one variable-rate mezzanine commercial mortgage loan and a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan. Our real estate operations primarily consist of revenues generated from land transactions and leasing, royalty income, and revenue from the release of surface entry rights from our subsurface interests. Our golf operations consist of a single property located in the City, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation, fitness facility, and pro-shop with retail merchandise. The majority of the revenues generated by our golf operations are derived from members and public customers playing golf, club memberships, and food and beverage operations.

The Company reports performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in the different segments for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenues:
Income Properties	$7,073,240	$6,429,241
Commercial Loan Investments	536,489	881,245
Real Estate Operations	29,474,460	9,560,898
Golf Operations	1,474,944	1,464,359
Agriculture and Other Income	154,151	18,692
Total Revenues	$38,713,284	$18,354,435
Operating Income:
Income Properties	$5,661,527	$5,252,534
Commercial Loan Investments	536,489	881,245
Real Estate Operations	20,317,611	7,303,857
Golf Operations	(23,734)	59,771
Agriculture and Other Income	113,714	(29,359)
General and Corporate Expense	(3,756,196)	(7,074,732)
Total Operating Income	$22,849,411	$6,393,316
Depreciation and Amortization:
Income Properties	$2,686,312	$1,981,050
Golf Operations	65,367	68,649
Agriculture and Other	10,896	17,668
Total Depreciation and Amortization	$2,762,575	$2,067,367
Capital Expenditures:
Income Properties	$21,937,532	$2,730,714
Golf Operations	1,607,742	—
Agriculture and Other	12,083	15,867
Total Capital Expenditures	$23,557,357	$2,746,581

	As of
	March 31, 2017	December 31, 2016
Identifiable Assets:
Income Properties	$323,512,072	$302,757,565
Commercial Loan Investments	24,034,727	24,032,885
Real Estate Operations	49,157,129	58,868,298
Golf Operations	5,852,607	3,675,842
Agriculture and Other	12,384,525	19,288,836
Total Assets	$414,941,060	$408,623,426

Operating income represents income from continuing operations before loss on early extinguishment of debt, interest expense, investment income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses, impairment charges, depreciation and amortization expense, land lease termination, and gains (losses) on the disposition of assets. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Other assets consist primarily of cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations.

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

In March 2016, the FASB issued ASU 2016-09, which amends certain aspects of the stock-based compensation guidance. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016. The Company adopted ASU 2016-09 effective January 1, 2017.

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

In November 2016, the FASB issued ASU 2016-18, which addresses diversity in the classification and presentation of changes in restricted cash in the statement of cash flows as operating, investing, or financing activities. The Company is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its consolidated statements of cash flows. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The Company plans to implement ASU 2016-18 effective January 1, 2018 and will classify the changes in restricted cash between operating, investing, and financing in the consolidated statements of cash flows as applicable per the new guidance.

NOTE 21. SUBSEQUENT EVENTS

On April 5, 2017, the Company completed the sale of approximately 28 acres of land to an affiliate of VanTrust for approximately $3.2 million, or approximately $117,000 per acre, resulting in an estimated gain of approximately $3.0 million, or $0.32 per share, after tax. On April 6, 2017, the Company utilized the majority of the proceeds from this sale to acquire a replacement asset, as described below, through the 1031 like-kind exchange structure with approximately $900,000 remaining to be utilized to acquire another replacement asset.

On April 6, 2017, the Company acquired an approximately 22,500 square-foot retail building in the metropolitan Boston, Massachusetts area at a purchase price of $6.3 million. The property is situated on approximately 2.6 acres and is 100% leased to Jo-Ann Stores, Inc. under a triple-net lease with a remaining term at acquisition of approximately 12 years. As a result of this acquisition, the Company has re-invested 100% of the proceeds from the Minto sale utilizing the 1031 like-kind exchange structure.

On April 13, 2017, the Company completed the sale of approximately 4.5 acres of land for approximately $1.2 million, or approximately $274,000 per acre.

On April 25, 2017, the Company completed the sale of approximately 30 acres of land for approximately $2.9 million, or approximately $98,000 per acre, resulting in an estimated gain of approximately $622,000, or $0.07 per share, after tax.

On April 28, 2017, the Company acquired an approximately 45,000 square-foot single-tenant retail building and an approximately 6,715 square-foot, multi-tenant building in the metropolitan Tampa, Florida area at a purchase price of approximately $14.7 million. The buildings are situated on approximately 5.3 acres. The single-tenant building is 100% leased to LA Fitness and the multi-tenant building is 100% leased to two tenants, with a weighted average remaining term at acquisition of approximately 14 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K, for year ended December 31, 2016. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q or any document incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, or the aforementioned risk factors. The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

OVERVIEW

We are a diversified real estate operating company. We own and manage thirty-three commercial real estate properties in ten states in the United States. As of March 31, 2017, we owned twenty-two single-tenant and eleven multi-tenant income-producing properties with over 1.8 million square feet of gross leasable space. We also own and manage a portfolio of undeveloped land totaling approximately 8,200 acres in the City of Daytona Beach, Florida (the “City”). As of March 31, 2017, we have three commercial loan investments including one fixed-rate and one variable–rate mezzanine commercial mortgage loan, and a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan. We have golf operations which consist of the LPGA International Golf Club, which is managed by a third party. We also lease some of our land for nineteen billboards, have agricultural operations that are managed by a third party, which consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage Subsurface Interests (hereinafter defined). The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Income Property Operations. We have pursued a strategy of investing in income-producing properties, when possible by utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes.

During the three months ended March 31, 2017, the Company acquired one single-tenant income property and one multi-tenant income property, for an aggregate purchase price of approximately $19.1 million.

Our current portfolio of twenty-two single-tenant income properties generates approximately $13.5 million of revenues from lease payments on an annualized basis and had an average remaining lease term of 9.1 years as of March 31, 2017. Our current portfolio of eleven multi-tenant properties generates approximately $9.9 million of revenue from lease payments on an annualized basis and has a weighted average remaining lease term of 5.2 years as of March 31, 2017. We expect to continue to focus on acquiring additional income-producing properties during fiscal year 2017, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing investments, we have self-developed five of our multi-tenant properties which are located in Daytona Beach, Florida, four of which we still own as of March 31, 2017. The first self-developed property, located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida, is an approximately 22,000 square foot, two-story, building, known as the Concierge Office Building, which was 100% leased as of March 31, 2017. The second two properties, known as the Mason Commerce Center, consists of two buildings totaling approximately 31,000 square-feet (15,360 each), which were 100% leased as of March 31, 2017. During the year ended December 31, 2014, construction was completed on two additional properties, known as the Williamson Business Park, which are adjacent to the Mason Commerce Center. One of the two 15,360 square-foot Williamson Business Park buildings was sold in April 2016. The remaining Williamson Business Park building was approximately 50% leased as of March 31, 2017. Of the eleven multi-tenant properties owned as of March 31, 2017, four were self-developed.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. No income-producing properties were disposed of during the three months ended March 31, 2017.

Real Estate Operations.  As of March 31, 2017, the Company owned approximately 8,200 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east side of Interstate 95. Currently, the majority of this land is used for agricultural purposes. Approximately 1,100 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 7,100 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,100 acres which are located further west of Interstate 95 and a few miles north of Interstate 4 and this land is generally well suited for industrial purposes.

Real estate operations revenue consisted of the following for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenue Description	($000's)	($000's)
Land Sales Revenue	$28,707	$190
Tomoka Town Center - Percentage of Completion Revenue	—	8,958
Revenue from Reimbursement of Infrastructure Costs	320	—
Impact Fee and Mitigation Credit Sales	217	105
Subsurface Revenue	230	308
Total Real Estate Operations Revenue	$29,474	$9,561

The Tomoka Town Center consists of approximately 235 acres of which approximately 180 acres are developable. Land sales with a gross sales price totaling approximately $21.4 million within the Tomoka Town Center consisted of sales of approximately 99 acres to Tanger, Sam’s Club, and North American Development Group (“NADG”) in 2015 and 2016 (the “Tomoka Town Center Sales Agreements”). The remaining developable acreage of approximately 82 acres is currently under contract with NADG as described in the land pipeline in Note 18, “Commitment and Contingencies.” The Company performed certain infrastructure work, beginning in the fourth quarter of 2015 through completion in the fourth quarter of 2016, which required the sales price on the Tomoka Town Center Sales Agreements to be recognized on the percentage-of-completion basis. All revenue related to the Tomoka Town Center Sales Agreements had been recognized as of December 31, 2016. The timing of the reimbursements of the remaining infrastructure worth approximately $2.4 million is more fully described in Note 9, “Other Assets.”

Land Sales. During the three months ended March 31, 2017, a total of approximately 1,587.4 acres were sold for approximately $28.7 million as described below:

					Gross Sales		Gain
			Date of	No. of	Price	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Minto Communities, LLC	West of I-95	02/10/17	1,581.00	$27,151	$17,000	$20,041
2	Commercial	East of I-95	03/22/17	6.35	1,556	245,000	11
				1,587.35	$28,707	$18,000	$20,052

During the three months ended March 31, 2016, a total of approximately 7.5 acres were sold for approximately $2.2 million as described below:

					Gross Sales		Gain
			Date of	No. of	Price (1)	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Commercial / Retail	East of I-95	02/12/16	3.1	$190	$61,000	$145
2	NADG - OutParcel	East of I-95	03/30/16	4.4	2,000	455,000	1,304
				7.5	$2,190	$292,000	$1,449

Land Pipeline Update. As of May 8, 2017, the Company’s pipeline of potential land sales transactions included the following eight definitive purchase and sale agreements with eight different buyers, representing approximately 26% of our land holdings:

			Contract
		No. of	Amount	Price	Estimated
	Contract (or Buyer) / Parcel	Acres	($000's)	per Acre	Timing
1	Commercial/Retail - Buc'ees (1)	35	$14,000	$400,000	'18 - '19
2	Commercial/Retail	9	2,700	300,000	'18 - '19
3	Commercial/Retail	22	5,574	253,000	'17 - '18
4	Mixed-Use Retail (NADG)	82	20,187	246,000	'17 - '18
5	Commercial/Retail - Option Parcel	13	2,032	156,000	'17
6	Minto II (AR Residential)	1,686	31,360	19,000	'18 - '19
7	Residential (SF)	129	2,750	21,000	'18 - '19
8	ICI (SF) - Option Parcel	146	1,400	10,000	'18 - '19
	Total (Average)	2,122	$80,003	$38,000

(1)	Contract amount and price per acre may be reduced by potential costs incurred for wetlands mitigation, if any.

As noted above, these agreements contemplate closing dates ranging from the second quarter of 2017 through fiscal year 2019. The Company expects some of the transactions to close in 2017, although some of the buyers are not contractually obligated to close until after 2017. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City of Daytona Beach, and other permitting activities with other applicable governmental authorities. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

Land Impairments. There were no impairment charges on the Company’s undeveloped land during the three months ended March 31, 2017 or 2016.

Beachfront Venture. During the year ended December 31, 2015, the Company acquired, through a real estate venture with an unaffiliated third party institutional investor, an interest in approximately six acres of vacant beachfront property located in Daytona Beach, Florida. The property was acquired for approximately $11.3 million of which the Company contributed approximately $5.7 million. As of December 31, 2015, the real estate venture was fully consolidated as the Company determined that it was the primary beneficiary of the variable interest entity. On November 17, 2016, the Company acquired the unaffiliated third party’s 50% interest for approximately $4.8 million, a discount of approximately $879,000. The discount was recorded through equity on the consolidated balance sheet during the quarter and year ended December 31, 2016. The Company evaluated its interest in the six-acre vacant beachfront property for impairment and determined that no impairment was necessary as of December 31, 2016. As the Company owns the entire real estate venture as of December 31, 2016, there is no longer a consolidated VIE. The cost basis of the six acre vacant beachfront property asset totaled approximately $11.7 million as of March 31, 2017 which costs for entitlement. The beachfront property received approval of the rezoning and entitlement of the site to allow for the development of two restaurants and also for up to approximately 1.2 million square feet of vertical density. In the first quarter of 2017, the Company executed a 15-year lease agreement with the operator of LandShark Bar & Grill, for an approximately 6,264 square foot restaurant property the Company will develop on the parcel. The annual rent under the lease is based on a percentage of the tenant’s net operating income (“NOI”) until the Company has received its investment basis in the property and thereafter, the Company will receive a lower percentage of the tenant’s NOI during the remaining lease term. In April 2017, the Company executed a 15-year lease agreement with the tenant, Cocina 214 Restaurant & Bar, for the second restaurant property to be developed on the parcel. The annual rent is equal to the greater of $360,000 per year or a certain percentage of gross sales. The lease also provides for additional percentage rent upon the achievement of certain gross sales thresholds. The Company expects the development of the two restaurant properties to be completed in time for the tenants to commence operations during the first quarter of 2018.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $709,000 and mitigation credits with a cost basis of approximately $1.4 million for a combined total of approximately $2.1 million as of March 31, 2017. As of December 31, 2016, the Company owned impact fees with a cost basis of approximately $925,000 and mitigation credits with a cost basis of approximately $1.4 million for a combined total of approximately $2.3 million. During the three months ended March 31, 2017 and 2016, the Company received cash payments of approximately $217,000 and $105,000, respectively, for impact fees with a cost basis that was generally of equal value.

Subsurface Interests. The Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 500,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

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

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the three months ended March 31, 2017 and 2016, lease income of approximately $199,000 and $303,000, respectively, was recognized. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2017 or, if renewed, on similar terms or conditions.

During the three months ended March 31, 2017 and 2016, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $31,000 and $5,000, during the three months ended March 31, 2017 and 2016, respectively.

The Company is not prohibited from the disposition of any or all of its Subsurface Interests. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments such as income-producing properties. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee based on a percentage of the surface value. No such releases occurred during the three months ended March 31, 2017 or 2016.

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

In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Lease Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, remained at $250,000 for the remainder of the lease term and any extensions would have been subject to an annual rate increase of 1.75% beginning September 1, 2013. As described below, on  January 24, 2017, the Company acquired the land and improvements comprising the golf courses, previously leased from the City, for approximately $1.5 million (the “Golf Course Land Purchase”). In conjunction with the Golf Course Land Purchase, the lease between the Company and the City was terminated. Therefore, during the three months ended March 31, 2017, the Company eliminated the remaining accrued liability of approximately $2.2 million,  resulting in the recognition of approximately $0.40 per share in non-cash earnings, or $0.24 per share after tax, which comprises the land lease termination in the consolidated statements of operations. The $2.2 million consisted of approximately $1.7 million which reflects the acceleration of the remaining amount of accrued rent that was no longer owed to the City as a result of the Lease Amendment, which prior to the Golf Course Land Purchase was being recognized into income over the remaining lease term which was originally to expire in 2022. The remaining approximately $500,000 reflects the amount of rent accrued pursuant to the lease, as amended, which will no longer be owed to the City due to the lease termination on January 24, 2017.

On January 24, 2017, the Company acquired the land and improvements comprising the golf courses, previously leased from the City for approximately $1.5 million (the “Golf Course Land Purchase”). As a part of the Golf Course Land Purchase, the Company donated to the City three land parcels totaling approximately 14.3 acres located on the west side of Interstate 95 that are adjacent to the City’s Municipal Stadium. The Company had a cost basis of $0 in the donated land and paid approximately $100,000 to satisfy the community development district bonds associated with the acreage. Other terms of the Golf Course Land Purchase include the following:

•

The Company is obligated to pay the City additional consideration in the form of an annual surcharge of $1 per golf round played each year (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000;

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

As of March 31, 2017, the Company owned three performing commercial loan investments which have an aggregate outstanding principal balance of approximately $24.0 million. These loans are secured by real estate, or the borrower’s equity interest in real estate, located in Dallas, Texas, Sarasota, Florida, and Atlanta, Georgia, and have an average remaining maturity of approximately 0.6 years and a weighted average interest rate of 9.1%. One of the loans has a  remaining 1-year extension and another loan has two 1-year extensions remaining available at the borrower’s election which would extend the remaining maturity of this portfolio to approximately 1.8 years.

Agriculture and Other Income. Effectively all of our agriculture and other income consists of revenues generated by our agricultural operations. The Company’s agricultural lands encompass approximately 7,100 acres on the west side of Daytona Beach, Florida. Our agricultural operations are managed by a third-party and consist of leasing land for hay production and timber harvesting, as well as hunting leases.

SUMMARY OF OPERATING RESULTS FOR THE QUARTER ENDED MARCH 31, 2017 COMPARED TO MARCH 31, 2016

REVENUE

Total revenue for the three months ended March 31, 2017 and 2016 is presented in the following summary and indicates the changes as compared to three months ended March 31, 2016:

	Revenue for	Revenue for
	Three Months	Three Months	Increase (Decrease)
	Ended	Ended	Vs. Same Period	Vs. Same Period
Operating Segment	3/31/2017	3/31/2016	in 2016	in 2016 (%)
Income Properties	$7,073,204	$6,429,241	$643,963	10%
Interest Income from Commercial Loan Investments	536,489	881,245	(344,756)	-39%
Real Estate Operations	29,474,460	9,560,898	19,913,562	208%
Golf Operations	1,474,944	1,464,359	10,585	1%
Agriculture & Other Income	154,151	18,692	135,459	725%
Total Revenue	$38,713,248	$18,354,435	$20,358,813	111%

Total revenue for the quarter ended March 31, 2017 increased to approximately $38.7 million from approximately $18.3 million during the same period in 2016, an increase of approximately $20.4 million, or 111%. This increase was primarily the result of the following elements of the Real Estate Operations and the Income Property Operations, respectively:

	Revenue for	Revenue for
	Three Months	Three Months	Increase (Decrease)
	Ended	Ended	Vs. Same Period	Vs. Same Period
	3/31/2017	3/31/2016	in 2016	in 2016
Real Estate Operations Revenue	($000's)	($000's)	($000's)	(%)
Land Sales Revenue	$28,707	$190	$28,517	15009%
Tomoka Town Center - Percentage of Completion Revenue	—	8,958	(8,958)	-100%
Revenue from Reimbursement of Infrastructure Costs	320	—	320	100%
Impact Fee and Mitigation Credit Sales	217	105	112	107%
Subsurface Revenue	230	308	(78)	-25%
Total Real Estate Operations Revenue	$29,474	$9,561	$19,913	208%

	Revenue for	Revenue for
	Three Months	Three Months	Increase (Decrease)
	Ended	Ended	Vs. Same Period	Vs. Same Period
	3/31/2017	3/31/2016	in 2016	in 2016
Income Property Operations Revenue	($000's)	($000's)	($000's)	(%)
Multi-Tenant Acquisitions: Century Reno/Peterson/Westcliff	$995	$—	$995	100%
Accretion of Above Market (Below Market) Intangibles	531	607	(76)	-13%
Revenue from Remaining Portfolio (Includes Impact of 2016 Dispositions)	5,547	5,822	(275)	-5%
Total Income Property Operations Revenue	$7,073	$6,429	$644	10%

NET INCOME

Net income for the quarter ended March 31, 2017 was approximately $12.7 million, compared to approximately $1.4 million in the same period in 2016, an increase of approximately $11.3 million, or approximately 795%. Basic net income per share for the quarter ended March 31, 2017 was $2.28 per share, as compared to $0.25 per share during the same period in 2016, an increase of $2.03 per share, or approximately 812%.

The results in the first quarter of 2017 reflected increased revenues of approximately $20.4 million as described above, offset by the associated increase in direct cost of revenues of approximately $7.2 million primarily related to the increase in the direct cost of revenues for the real estate operations of approximately $6.9 million, which primarily reflects the cost basis for increased land sales revenue during the quarter, as well as the following other elements of the Company’s operating results:

•	A decrease in general and administrative expenses of approximately $1.6 million primarily due to the following:
o

A decrease in non-cash stock compensation expense of approximately $1.7 million which, in part, is due to the accelerated stock compensation expense of approximately $1.6 million recognized in the first quarter of 2016 relating to certain stock awards that were forfeited;

o

Reduced legal and other costs of approximately $87,000 which stem from what were anticipated to be non-recurring expenses incurred in the first quarter of 2016 of approximately $1.0 million relating to the investigating of certain claims made by Wintergreen Advisers in a series of public and private letters that were determined to be without merit, offset by an aggregate of approximately $936,000 in costs incurred in the first quarter of 2017 associated with Wintergreen Advisers communications which included approximately $563,000 specifically related to the Company’s proxy contest for the 2017 Annual Meeting of Shareholders;

•	An increase in depreciation and amortization of approximately $695,000 resulting from the growth in our income property portfolio;
•

Income of approximately $2.2 million recognized in connection with the Company’s purchase of the golf leased fee interest in the 690-acre golf course which terminated the land lease affiliated with the golf operations and triggered an elimination of the previously recognized straight-line rent under the lease;

•	A decrease in investment loss primarily due to the loss of approximately $576,000 that was recognized in the first quarter of 2016 related to the disposition of certain investment securities; and
•	The recognition of approximately $210,000 in impairment charges in the first quarter of 2016.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $7.1 million and $5.7 million, respectively, during the quarter ended March 31, 2017, compared to total revenue and operating income of approximately $6.4 million and $5.3 million, respectively, for the quarter ended March 31, 2016. The direct costs of revenues for our income property operations totaled approximately $1.4 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively. The increase in revenues of approximately $644,000, or 10%, during the quarter ended March 31, 2017 reflects our expanded portfolio of income properties including increases of approximately $995,000 due to our recent additions of the following multi-tenant properties: Century Theatre in Reno, Nevada; 3600 Peterson in Santa Clara, California; and Westcliff in Fort Worth,  Texas, partially offset by a reduction of approximately $275,000 in single-tenant rent revenue due to our income property dispositions during the second and third quarter of 2016.  Revenue from our income properties during the quarters ended March 31, 2017 and 2016 also includes approximately $531,000 and $607,000, respectively, in revenue from the accretion of the below-market lease intangible, which is primarily attributable to the Wells Fargo property. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $235,000 in our direct costs of revenues which was primarily comprised of approximately $202,000 in increased operating expenses related to our recent multi-tenant acquisitions mentioned previously in Reno, Santa Clara, and Fort Worth.

REAL ESTATE OPERATIONS

During the quarter ended March 31, 2017, operating income from real estate operations was approximately $20.3 million on revenues totaling approximately $29.5 million. During the quarter ended March 31, 2016, operating income was approximately $7.3 million on revenues totaling approximately $9.6 million. The increase in revenue of approximately $19.9 million and operating income of approximately $13.0 million is primarily attributable to the revenue totaling approximately $27.2 million recognized for the Minto land sale of approximately 1,581 acres and the approximately $1.6 million recognized for the commercial land sale east of I-95 for approximately 6 acres, which both closed during the quarter ended March 31, 2017. These were offset by the revenue recognized during the quarter ended March 31, 2016 on the sales within the Town Center which closed during the fourth quarter of 2015 and the first quarter of 2016, of approximately $9.0 million. The increase of approximately $6.9 million in direct costs of real estate operations is primarily the result of the cost basis recognized during the first quarter of 2017 related to the land sales closed during quarter totaling approximately $7.7 million offset by the cost basis recognized during the first quarter of 2016 totaling approximately $1.9 million related to sales within the Town Center which closed during the fourth quarter of 2015 and first quarter of 2016.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $1.5 million for the three months ended March 31, 2017 and 2016, respectively. The total direct cost of golf operations revenues totaled approximately $1.5 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively. The Company’s golf operations had a net operating loss of approximately $24,000 and net operating income of approximately $60,000 during the three months ended March 31, 2017 and 2016, respectively, a decrease in operating results of approximately $84,000. The primary reason for the decrease in operating results was increased operating supply costs and increased cost of sales as well as a decrease in golf revenue due to fewer rounds as a result of more rain days during the first quarter of 2017 as compared to the same period in 2016.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $536,000 and $881,000 during the three months ended March 31, 2017 and 2016, respectively. The decrease is attributable to approximately $357,000 of revenue in the first quarter of 2016 from the San Juan loan that was repaid during the second quarter of 2016.

AGRICULTURE AND OTHER INCOME

For the three months ended March 31, 2017 and 2016, revenues from agriculture and other income totaled approximately $154,000 and $19,000, respectively, for which the increase is due to a timber harvesting contract during the first quarter of 2017 that generated approximately $143,000 in revenue. For the three months ended March 31, 2017 and 2016, the direct cost of revenues totaled approximately $40,000 and $48,000, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled approximately $3.2 million and $4.8 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of approximately $1.6 million. Non-cash stock compensation expense decreased by approximately $1.7 million, which in part, is due to the accelerated stock compensation expense of approximately $1.6 million recognized in the first quarter of 2016 relating to certain stock awards that were forfeited. In addition, reduced legal and other costs of approximately $87,000 which stem from what were anticipated to be non-recurring expenses incurred in the first quarter of 2016 of approximately $1.0 million relating to the investigating of certain claims made by Wintergreen Advisers in a series of public and private letters that were determined to be without merit, offset by an aggregate of approximately $936,000 in legal and other costs incurred in the first quarter of 2017 associated with recent Wintergreen Advisers communications which included approximately $563,000 specifically related to the Company’s proxy contest in connection with the 2017 Annual Meeting of Shareholders.

GAINS ON DISPOSITION OF ASSETS AND IMPAIRMENT CHARGES

No income properties were disposed of during the three months ended March 31, 2017 or 2016.

There were no impairment charges during the three months ended March 31, 2017. During the three months ended March 31, 2016, an impairment charge of approximately $210,000 was recognized on an income property held for sale as of March 31, 2016 for which the sale closed on April 6, 2016. The total impairment charge represented the loss on the sale of approximately $134,000 plus closing costs of approximately $76,000.

INTEREST EXPENSE

Interest expense totaled approximately $2.1 million for the three months ended March 31, 2017 and 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled approximately $4.4 million at March 31, 2017, excluding restricted cash. Restricted cash totaled approximately $5.9 million at March 31, 2017 of which approximately $4.1 million of cash is being held in escrow, which was reinvested through the like-kind exchange structure into an income property in April 2017. Approximately $253,000 is being held in a reserve primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013; approximately $835,000 is being held in three separate escrow accounts related to three separate land transactions of which one closed in each of December 2013, December 2015, and February 2017; and approximately $672,000 is being held in a reserve primarily for certain required tenant improvements for the Lowe’s in Katy, Texas.

Our total cash balance at March 31, 2017 benefited from cash flows provided by our operating activities totaling approximately $29.5 million during the three months then ended, compared to the prior year’s cash flows used in operating activities totaling approximately $1.2 million operations in the same period, of which the increase is primarily the result of our increase in net income of approximately $11.3 million. Included in the $29.5 million provided by our operating activities during the three months ended March 31, 2017 is the decrease in land and development costs of approximately $7.5 million which reflects the impact of the cost basis disposed of for land sales closed during the quarter.

Our cash flows used in investing activities totaled approximately $19.6 million for the three months ended March 31, 2017, compared to the prior year’s cash flows provided by investing activities totaling approximately $2.4 million in the same period, a decrease of approximately $22.0 million. The decrease in cash provided by investing activities reflects the investment of approximately $19.1 million to acquire one single-tenant income property and one multi-tenant income property and approximately $1.6 million related to the LPGA International land acquisition. In addition, restricted cash decreased by approximately $4.0 million due, primarily, to the timing of the completion of certain 1031 transactions.

Our cash flows used in financing activities totaled approximately $13.2 million for the three months ended March 31, 2017, compared to the prior year’s cash flows provided by financing activities totaling approximately $2.1 million in the same period, a decrease of approximately $15.3 million. The decrease in cash provided by financing activities is primarily related to approximately $9.8 million in net pay downs on our revolving credit facility and stock repurchases during the three months ended March 31, 2017 which totaled approximately $2.9 million.

Our long-term debt balance, at face value, totaled approximately $161.8 million at March 31, 2017, representing a decrease of approximately $9.8 million from the face value balance of approximately $171.6 million at December 31, 2016. The decrease was due to the approximately $9.8 million in net pay downs on our revolving credit facility.

Credit Facility. The Company has a revolving credit facility (the “Credit Facility”) with Bank of Montreal (“BMO”) as the administrative agent for the lenders thereunder. The Credit Facility is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Wells Fargo and Branch Banking & Trust Company. The Credit Facility matures on August 1, 2018, with the ability to extend the term for 1 year.

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

At March 31, 2017, the current commitment level under the Credit Facility was $75.0 million. The available borrowing capacity under the Credit Facility was approximately $50.5 million, based on the level of borrowing base assets. As of March 31, 2017, the Credit Facility had a $24.5 million balance.

On March 14, 2017, the Company entered into an amendment of the Credit Facility (the “Third Amendment”). The Third Amendment modified Section 8.8(n) of the Credit Facility, which pertains to permitted stock repurchases by the Company, to increase the aggregate stock repurchases permitted under the Credit Facility. Pursuant to the Third Amendment, the Company expects to be able to continue to make additional repurchases of its own common stock under the New $10 Million Repurchase Program.

The Credit Facility is subject to customary restrictive covenants including, but not limited to, limitations on the Company’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. In addition, the Company is subject to various financial maintenance covenants including, but not limited to, a maximum indebtedness ratio, a maximum secured indebtedness ratio, and a minimum fixed charge coverage ratio. The Credit Facility also contains affirmative covenants and events of default including, but not limited to, a cross default to the Company’s other indebtedness and upon the occurrence of a change of control. The Company’s failure to comply with these covenants or the occurrence of an event of default could result in acceleration of the Company’s debt and other financial obligations under the Credit Facility.

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

On March 8, 2013, the Company closed on a $23.1 million non-recourse first mortgage loan originated with Bank of America, N.A., secured by its interest in fourteen income properties. The mortgage loan carried a fixed rate of 3.67% per annum, and required payments of interest only prior to its maturity. On September 16, 2016, in conjunction with the sale of the fourteen income properties, the buyer assumed the $23.1 million mortgage loan. Accordingly, the Company is no longer subject to this loan as of March 31, 2017.

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

Convertible Debt. On March 11, 2015, the Company issued $75.0 million aggregate principal amount of 4.50% Convertible Notes. The Convertible Notes bear interest at a rate of 4.50% per year, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2015. The Convertible Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. On July 20, 2016, the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend. As a result, effective February 7, 2017, the adjusted conversion rate is 14.5307 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.82 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Convertible Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Convertible Notes, or specified corporate events. The Company may not redeem the Convertible Notes prior to the stated maturity date and no sinking fund is provided for the Convertible Notes. The Convertible Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Convertible Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Convertible Notes. As of March 31, 2017, the unamortized debt discount of our Convertible Notes was approximately $3.8 million.

The Company was in compliance with all of its debt covenants as of March 31, 2017 and December 31, 2016.

Section 1031 Like-Kind Exchange. Our sources of liquidity include the release of restricted cash for Section 1031 like-kind exchange transactions upon completion of the exchange. As of March 31, 2017, approximately $4.1 million of cash was being held in escrow,  which was reinvested through the like-kind exchange structure into an income property in April 2017.

Acquisitions and Investments. During the three months ended March 31, 2017, the Company acquired one single-tenant income property and one multi-tenant income property, for an aggregate purchase price of approximately $19.1 million. During the remainder of 2017, we are targeting investments totaling between approximately $30.9 million and $50.9 million in income-producing properties. We expect to fund these acquisitions utilizing our cash on hand; the available capacity under the credit facility; cash from operations; proceeds from land sales transactions,  the dispositions of income properties and potentially the sale of our subsurface interests, each of which we expect will qualify under the like-kind exchange deferred-tax structure; and may include additional funding sources such as the sale of impact fees and mitigation credits. Subsequent to March 31, 2017, the Company is under contract to acquire certain income-producing properties; however, there can be no assurances regarding the likelihood or timing of any one of these potential acquisition transactions being completed or the final terms thereof.

Dispositions. There were no income property dispositions during the three months ended March 31, 2017.

Capital Expenditures. In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23-acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500. The Company’s commitment to fund the improvement costs benefiting the remaining acres of Company land can be paid over five years from sales of the remaining land or at the end of the fifth year. In 2013 the Company deposited $283,500 of cash in escrow related to the improvements, which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of March 31, 2017 was approximately $287,000, including accrued interest. Accordingly, as of March 31, 2017, the remaining maximum unfunded commitment is approximately $690,000.

In conjunction with the Company’s sale of approximately 18.1 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of March 31, 2017 was approximately $125,000, including accrued interest. Accordingly, the Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s land parcel is approximately $125,000, to be paid from escrow upon completion.

In conjunction with the Company’s sale of approximately 15.0 acres of land to an affiliate of Integra Land Company (“Integra”) in December 2015, the Company agreed to reimburse Integra approximately $276,000 for a portion of the costs for road access and related utility improvements that will benefit the 15.0 acre land parcel sold to Integra as well as the surrounding acreage still owned by the Company. The Company also agreed to reimburse Integra approximately $94,000 for site relocation costs. Accordingly, in December 2015, the Company deposited a combined $370,000 of cash in escrow related to these reimbursements which was classified as restricted cash in the consolidated balance sheets. As of March 31, 2017, the entire $370,000 had been disbursed from the escrow account. Accordingly, as of March 31, 2017, there is no remaining commitment.

In conjunction with the Company’s January 2017 Golf Course Land Purchase, the Company agreed to renovate the greens on the Jones course within one year of the agreement. The Company expects to incur the cost of this renovation, which is currently estimated to be between approximately $300,000 and $400,000, prior to the fourth quarter of 2017.

The Company currently leases space for its corporate offices subject to a lease that expires on September 30, 2017. The Company does not intend to renew the existing lease and plans to build-out the remaining approximately 7,700 square feet at the Company’s Williamson Business Park property to relocate its corporate offices. The Company currently estimates the build-out of the space at Williamson Business Park could total approximately $800,000. The build-out commenced in the second quarter of 2017.

As of March 31, 2017, we have no other contractual requirements to make capital expenditures.

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.35 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. The Company has funded approximately $1.0 million of the total $2.0 million of estimated costs through March 31, 2017. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $1.0 million could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates. During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $1.0 million obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. The number of mitigation credits that may be required is not currently estimable and as the utilization or purchase of such credits would be incorporated into the basis of the land under contract, no amounts related to mitigation credits have been accrued as of March 31, 2017. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract and, accordingly, no amounts related to such potential future costs have been accrued as of March 31, 2017.

During the period from the fourth quarter of 2015 through the first quarter of 2017, the Company received  communications from Wintergreen Advisors (“Wintergreen”), who manages funds of our Company’s largest shareholder, some of which have been filed publicly. In investigating Wintergreen’s allegations contained in certain communications, pursuing the strategic alternatives process suggested by Wintergreen, and engaging in a proxy contest, the Company has incurred costs of approximately $2.4 million, to date, through March 31, 2017. Approximately $936,000 of the approximately $2.4 million was incurred during the three months ended March 31, 2017, of which approximately $536,000 is specifically for legal representation and third party costs related to the proxy contest. To date, none of Wintergreen’s allegations regarding inadequate disclosure or other wrong-doings by the Company or its directors or officers have been found to have any basis or merit; however, such costs could continue to be incurred and, while not reasonably estimable, may represent significant costs for  the Company which would have an adverse impact on the Company’s results of operations and cash flows.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with our cash on hand, cash flow from our operations, cash from the completion of 1031 like-kind exchanges, and the available borrowing capacity of approximately $50.5 million under the Credit Facility, based on the level of borrowing base assets, as of March 31, 2017.

In the fourth quarter of 2015, the Company announced a $10 million stock repurchase program (the “$10 Million Repurchase Program”). As of March 29, 2017, the $10 Million Repurchase Program had been completed. In the first quarter of 2017, the Company announced a new $10 million stock repurchase program (the “New $10 Million Repurchase Program”) of which approximately $331,000 had been repurchased as of March 31, 2017.  In the aggregate, during the three months ended March 31, 2017, under both programs, the Company repurchased 56,243 shares of its common stock on the open market for a total cost of approximately $2.9 million, or an average price per share of $52.05, and placed those shares in treasury.

Our Board of Directors and management consistently review the allocation of capital with the goal of providing the best long-term return for our shareholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing stock, and retaining funds for reinvestment.

On July 20, 2016, the Company announced the conclusion to the evaluation of strategic alternatives for the Company to enhance shareholder value (the “Strategic Review”), which included the consideration of a wide range of potential alternatives, including sale of the Company, the sale of all or a portion of certain of the Company’s asset portfolios, and other actions including the continued execution of the Company’s business plan. While the comprehensive Strategic

Review process has concluded, the Company and its Board of Directors remain committed to maximizing long-term value for all of its shareholders.

Otherwise, at least annually, the Board of Directors reviews our business plan and corporate strategies and makes adjustments as circumstances warrant.

Management’s focus is to continue to execute on our strategy, which is to monetize our land holdings and redeploy the proceeds, when possible from like-kind exchange transactions, and utilizing leverage including the borrowing capacity available under our Credit Facility and possibly the disposition or payoffs on our commercial loan investments to increase and diversify our portfolio of income-producing properties, to provide stabilized cash flows with good risk adjusted returns primarily in larger metropolitan areas.

We believe that we currently have a reasonable level of leverage. Proceeds from closed land transactions provide us with investible capital. Our strategy is to utilize leverage, when appropriate and necessary, and proceeds from land transactions, sales of income properties, and certain transactions in our subsurface interests, to acquire income properties. We may also acquire or originate commercial loan investments, invest in securities of real estate companies, or make other shorter term investments. Our targeted investment classes may include the following:

•	Single-tenant retail and office double or triple net leased properties in major metropolitan areas and growth markets;
•	Multi-tenant office and retail properties in major metropolitan areas and growth markets, typically stabilized;
•	Purchase or origination of ground leases;
•	Self-developed properties on Company owned land including select office, flex, industrial, and retail;
•	Joint venture development using Company owned land;
•	Origination or purchase of 1-10 year term loans with strong risk-adjusted yields with property types to include hotel, office, retail, land and industrial;
•	Select regional area investments using Company market knowledge and expertise to earn good risk-adjusted yields; and
•	Real estate related investment securities, including commercial mortgage backed securities, preferred or common stock, and corporate bonds.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2016. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the three months ended March 31, 2017, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our credit facility, as this facility carries a variable rate of interest. Our borrowings on our $75.0 million revolving credit facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 135 basis points and 225 basis points based on our level of borrowing as a percentage of our total asset value. As of March 31, 2017, the outstanding balance on our credit facility was $24.5 million. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by approximately $245,000. The $25.0 million mortgage loan which closed on April 15, 2016, bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. By virtue of fixing the variable rate, our exposure to changes in interest rates is minimal but for the impact on Other Comprehensive Income. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of March 31, 2017, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 15, 2017, Wintergreen Advisers, LLC (“Wintergreen”) filed a complaint in the Circuit Court of the Seventh Judicial Circuit in Volusia County, Florida (the “Wintergreen Complaint”) against the Company and each of its directors. The Wintergreen Complaint sought an order compelling the Company to either include Wintergreen’s four director nominees, all of whom are employees or hired consultants of Wintergreen, in the Company’s proxy statement as nominees to be voted on at the Company’s 2017 Annual Meeting of Shareholders (the “2017 Annual Meeting”) or permit Wintergreen to bring their proposed nominees before the Company’s shareholders at the 2017 Annual Meeting. Although the Company’s Board of Directors believed that the Wintergreen Complaint had no legal merit, on March 6, 2017, the Company’s Board of Directors approved the Company’s entering into a Settlement Agreement.  Pursuant to the terms of the Settlement Agreement, Wintergreen’s nominees may stand for election at the 2017 Annual Meeting and the Company agreed not to amend its Bylaws prior to the 2017 Annual Meeting. The Wintergreen Complaint was voluntarily dismissed on April 4, 2017.

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

We wish to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year-ended December 31, 2017, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market in the City and Volusia County, Florida; the impact of a prolonged recession or downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of environmental and land use regulations generally and on certain land sale transactions specifically; extreme or severe weather conditions; the impact of competitive real estate activity; variability in quarterly results due to the unpredictable timing of land transactions; the loss of any major income property tenants; the timing of land sale transactions; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to those risk factors. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2017, which were not previously reported.

The following share repurchases were made during the three months ended March 31, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
1/1/2017 - 1/31/2017	2,062	$53.00	2,062	$2,487,759
2/1/2017 - 2/28/2017	4,847	53.71	4,847	2,227,447
3/1/2017 - 3/31/2017	49,334	51.85	49,334	9,669,489
Total	56,243	$52.05	56,243	$9,669,489

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

Exhibit 10.29	Form of February 3, 2017 Performance Share Award Agreement, filed as Exhibit 10.29 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017.

Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification filed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

May 9, 2017	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

May 9, 2017	By:	/s/ Mark E. Patten
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)