Form 10-Q
period 2017-06-30
CONSOLIDATED TOMOKA LAND CO
filed 2017-08-09
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Class of Common Stock Outstanding

July 31, 2017

$1.00 par value 5,628,659

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2017	December 31, 2016
ASSETS
Property, Plant, and Equipment:
Income Properties, Land, Buildings, and Improvements	$316,424,434	$274,334,139
Golf Buildings, Improvements, and Equipment	6,102,694	3,528,194
Other Furnishings and Equipment	1,083,939	1,032,911
Construction in Progress	4,441,858	5,267,676
Total Property, Plant, and Equipment	328,052,925	284,162,920
Less, Accumulated Depreciation and Amortization	(20,252,879)	(16,552,077)
Property, Plant, and Equipment—Net	307,800,046	267,610,843
Land and Development Costs	40,213,760	51,955,278
Intangible Lease Assets—Net	37,146,580	34,725,822
Impact Fee and Mitigation Credits	1,515,906	2,322,906
Commercial Loan Investments	23,960,467	23,960,467
Cash and Cash Equivalents	7,153,369	7,779,562
Restricted Cash	4,727,381	9,855,469
Refundable Income Taxes	1,199,559	943,991
Other Assets	8,324,420	9,469,088
Total Assets	$432,041,488	$408,623,426
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,359,060	$1,518,105
Accrued and Other Liabilities	7,735,648	8,667,897
Deferred Revenue	1,719,866	1,991,666
Intangible Lease Liabilities - Net	30,703,143	30,518,051
Accrued Stock-Based Compensation	45,046	42,092
Deferred Income Taxes—Net	62,416,899	51,364,572
Long-Term Debt	168,709,921	166,245,201
Total Liabilities	272,689,583	260,347,584
Commitments and Contingencies - See Note 18
Shareholders’ Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 6,038,358 shares issued and 5,622,934 shares outstanding at June 30, 2017; 6,021,564 shares issued and 5,710,238 shares outstanding at December 31, 2016	5,931,468	5,914,560
Treasury Stock – 415,424 shares at June 30, 2017; 311,326 shares at December 31, 2016	(20,811,266)	(15,298,306)
Additional Paid-In Capital	21,114,253	20,511,388
Retained Earnings	152,871,541	136,892,311
Accumulated Other Comprehensive Income	245,909	255,889
Total Shareholders’ Equity	159,351,905	148,275,842
Total Liabilities and Shareholders’ Equity	$432,041,488	$408,623,426

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Revenues
Income Properties	$7,565,007	$6,033,082	$14,638,247	$12,462,323
Interest Income from Commercial Loan Investments	553,159	635,050	1,089,648	1,516,295
Real Estate Operations	13,257,355	4,774,620	42,731,815	14,335,518
Golf Operations	1,383,513	1,412,196	2,858,457	2,876,555
Agriculture and Other Income	78,749	18,990	232,900	37,682
Total Revenues	22,837,783	12,873,938	61,551,067	31,228,373
Direct Cost of Revenues
Income Properties	(1,629,515)	(1,204,040)	(3,041,228)	(2,380,747)
Real Estate Operations	(5,792,529)	(1,124,641)	(14,949,378)	(3,381,682)
Golf Operations	(1,401,919)	(1,447,176)	(2,900,597)	(2,851,764)
Agriculture and Other Income	(30,536)	(52,654)	(70,973)	(100,705)
Total Direct Cost of Revenues	(8,854,499)	(3,828,511)	(20,962,176)	(8,714,898)
General and Administrative Expenses	(2,727,187)	(1,899,126)	(5,947,334)	(6,696,583)
Impairment Charges	—	(1,970,822)	—	(2,180,730)
Depreciation and Amortization	(3,215,690)	(1,805,559)	(5,978,265)	(3,872,926)
Gain on Disposition of Assets	—	1,362,948	—	1,362,948
Land Lease Termination	—	—	2,226,526	—
Total Operating Expenses	(14,797,376)	(8,141,070)	(30,661,249)	(20,102,189)
Operating Income	8,040,407	4,732,868	30,889,818	11,126,184
Investment Income (Loss)	8,524	2,691	17,707	(563,693)
Interest Expense	(2,144,176)	(2,154,437)	(4,206,067)	(4,246,203)
Income Before Income Tax Expense	5,904,755	2,581,122	26,701,458	6,316,288
Income Tax Expense	(2,225,847)	(1,000,480)	(10,276,158)	(3,343,081)
Net Income	3,678,908	1,580,642	16,425,300	2,973,207
Less: Net Loss (Income) Attributable to Noncontrolling Interest in Consolidated VIE	—	(10,199)	—	21,954
Net Income Attributable to Consolidated-Tomoka Land Co.	$3,678,908	$1,570,443	$16,425,300	$2,995,161

Per Share Information- See Note 10:
Basic
Net Income Attributable to Consolidated-Tomoka Land Co.	$0.67	$0.28	$2.95	$0.52
Diluted
Net Income Attributable to Consolidated-Tomoka Land Co.	$0.66	$0.28	$2.94	$0.52

Dividends Declared and Paid	$0.04	$0.04	$0.08	$0.04

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net Income Attributable to Consolidated-Tomoka Land Co.	$3,678,908	$1,570,443	$16,425,300	$2,995,161
Other Comprehensive Income
Realized Loss on Investment Securities Sold (Net of Income Tax of $-0- and $222,025 for the six months ended June 30, 2017 and 2016, respectively)	—	—	—	353,542
Unrealized Gain on Investment Securities (Net of Income Tax of $-0- and $210,652 for the six months ended June 30, 2017 and 2016, respectively)	—	—	—	335,429
Cash Flow Hedging Derivative - Interest Rate Swap (Net of Income Tax of $(35,818) and $(210,550) for the three months ended June 30, 2017 and 2016, respectively, and Net of Income Tax of $(6,268) and $(210,550) for the six months ended June 30, 2017 and 2016, respectively)	(57,036)	(335,271)	(9,980)	(335,271)
Total Other Comprehensive Income (Loss), Net of Income Tax	(57,036)	(335,271)	(9,980)	353,700
Total Comprehensive Income	$3,621,872	$1,235,172	$16,415,320	$3,348,861

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2017	$5,914,560	$(15,298,306)	$20,511,388	$136,892,311	$255,889	$148,275,842
Net Income	—	—	—	16,425,300	—	16,425,300
Stock Repurchase	—	(5,512,960)	—	—	—	(5,512,960)
Exercise of Stock Options	2,800	—	95,059	—	—	97,859
Vested Restricted Stock	13,298	—	(274,919)	—	—	(261,621)
Stock Issuance	810	—	42,513	—	—	43,323
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	740,212	—	—	740,212
Cash Dividends ($0.08 per share)	—	—	—	(446,070)	—	(446,070)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	(9,980)	(9,980)
Balance June 30, 2017	$5,931,468	$(20,811,266)	$21,114,253	$152,871,541	$245,909	$159,351,905

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2017	2016
Cash Flow from Operating Activities:
Net Income	$16,425,300	$2,973,207
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	5,978,265	3,872,926
Amortization of Intangible Liabilities to Income Property Revenue	(1,081,262)	(1,162,780)
Loan Cost Amortization	224,987	227,293
Amortization of Discount on Convertible Debt	587,828	551,489
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	—	(1,362,948)
Impairment Charges	—	2,180,730
Accretion of Commercial Loan Origination Fees	—	(164,893)
Amortization of Fees on Acquisition of Commercial Loan Investments	—	36,382
Discount on Commercial Loan Investment Payoff	—	217,500
Realized Loss on Investment Securities	—	575,567
Deferred Income Taxes	11,042,346	2,108,493
Non-Cash Compensation	743,164	2,491,621
Decrease (Increase) in Assets:
Refundable Income Taxes	(255,568)	741,392
Land and Development Costs	11,741,518	(4,584,904)
Impact Fees and Mitigation Credits	807,000	276,460
Other Assets	1,144,668	(2,678,702)
Increase (Decrease) in Liabilities:
Accounts Payable	(159,045)	290,713
Accrued and Other Liabilities	(1,632,249)	514,524
Deferred Revenue	(271,800)	(9,331,415)
Net Cash Provided By (Used In) Operating Activities	45,295,152	(2,227,345)
Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities	(46,621,871)	(422,002)
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities through Business Combinations	—	(2,460,000)
Decrease in Restricted Cash	5,128,088	3,491,905
Proceeds from Sale of Investment Securities	—	6,252,362
Proceeds from Disposition of Property, Plant, and Equipment	—	18,828,578
Principal Payments Received on Commercial Loan Investments	—	14,282,500
Net Cash Provided By (Used In) Investing Activities	(41,493,783)	39,973,343
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	19,500,000	28,750,000
Payments on Long-Term Debt	(17,800,000)	(42,050,000)
Cash Paid for Loan Fees	(48,095)	(388,257)
Cash Proceeds from Exercise of Stock Options	141,184	47,159
Cash Used to Purchase Common Stock	(5,512,960)	(2,998,535)
Cash Paid for Vesting of Restricted Stock	(261,621)	(196,206)
Dividends Paid	(446,070)	(228,600)
Net Cash Used In Financing Activities	(4,427,562)	(17,064,439)
Net Increase (Decrease) in Cash	(626,193)	20,681,559
Cash, Beginning of Year	7,779,562	4,060,677
Cash, End of Period	$7,153,369	$24,742,236

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Income taxes refunded, net of payments made, totaled approximately $531,000 and $58,000 were received during the six months ended June 30, 2017 and 2016, respectively.

Interest totaling approximately $3.4 million and $3.5 million was paid during the six months ended June 30, 2017 and 2016, respectively. No interest was capitalized during the six months ended June 30, 2017 or 2016, respectively.

In connection with the Golf Course Land Purchase (hereinafter defined), each year the Company is obligated to pay the City an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and has been recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities on the accompany consolidated balance sheets as of June 30, 2017.

See Accompanying Notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS

Description of Business

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own and manage thirty-six commercial real estate properties in eleven states in the United States. As of June 30, 2017, we owned twenty-four single-tenant and twelve multi-tenant income-producing properties with over 1.9 million square feet of gross leasable space. We also own and manage a portfolio of undeveloped land totaling approximately 8,100 acres in the City of Daytona Beach, Florida (the “City”). As of June 30, 2017, we have three commercial loan investments including one fixed-rate and one variable–rate mezzanine commercial mortgage loan, and a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan. We have golf operations which consist of the LPGA International Golf Club, which is managed by a third party. We also lease some of our land for nineteen billboards, have agricultural operations that are managed by a third party, which consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage Subsurface Interests (hereinafter defined). The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

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

The results of operations for the six months ended June 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of June 30, 2017 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled approximately $4.7 million at June 30, 2017 of which approximately $3.4 million of cash is being held in escrow, to be reinvested through the like-kind exchange structure into an income property. Approximately $334,000 is being held in a reserve account primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013; approximately $835,000 is being held in three separate escrow accounts related to three separate land transactions of which one closed in each of December 2013, December 2015, and February 2017; and approximately $134,000 is being held in a reserve primarily for certain required tenant improvements for the Lowe’s in Katy, Texas.

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

Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in investment income in the consolidated statements of operations. With respect to debt securities, when the fair value of a debt security classified as available-for-sale is less than its cost, management assesses whether or not: (i) it has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions are met, the Company must recognize an other-than-temporary impairment through earnings for the differences between the debt security’s cost basis and its fair value, and such amount is included in investment income in the consolidated statements of operations. There were no other-than-temporary impairments during the three or six months ended June 30, 2017 or 2016. The Company completed the disposition of its remaining position in Investment Securities during the three months ended March 31, 2016 resulting in a loss of approximately $576,000. There were no Investment Securities remaining as of June 30, 2017 or 2016.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at June 30, 2017 and December 31, 2016, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s investments in variable rate commercial loans approximates fair value at June 30, 2017 and December 31, 2016, since the floating rates of the loans reasonably approximate current market rates for notes with similar risks and maturities. The carrying value of the Company’s credit facility approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loan investment, mortgage notes, and convertible debt is measured at fair value based on current market rates for financial instruments with similar risks and maturities. See Note 6, “Fair Value of Financial Instruments.”

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

Commercial Loan Investment Impairment

The Company’s commercial loans are held for investment. For each loan, the Company evaluates the performance of the collateral property and the financial and operating capabilities of the borrower/guarantor, in part to assess whether any deterioration in the credit has occurred, and for possible impairment of the loan. Impairment would reflect the Company’s determination that it is probable that all amounts due according to the contractual terms of the loan would not be collected. Impairment is measured based on the present value of the expected future cash flows from the loan discounted at the effective rate of the loan or the fair value of the collateral. Upon measurement of impairment, the Company would record an allowance to reduce the carrying value of the loan with a corresponding recognition of loss in the results of operations. Significant exercise of judgment is required in determining impairment, including assumptions regarding the estimate of expected future cash flows, collectability of the loan, the value of the underlying collateral and other provisions including guarantees. The Company has determined that, as of June 30, 2017 and December 31, 2016, no allowance for impairment was required.

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of tenant reimbursable expenses. Receivables related to tenant reimbursable expenses totaled approximately $553,000 and $125,000 as of June 30, 2017 and December 31, 2016, respectively.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled approximately $2.4 million and $3.8 million as of as of June 30, 2017 and December 31, 2016, respectively. As more fully described in Note 9, “Other Assets,” these accounts receivable are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015.

Trade accounts receivable primarily consist of receivables related to golf operations, which are classified in other assets on the consolidated balance sheets. Trade accounts receivable related to golf operations, which primarily consist of amounts due from members or private events, totaled approximately $472,000 and $326,000 as of June 30, 2017 and December 31, 2016, respectively.

The collectability of the aforementioned receivables is determined based on the aging of the receivable and a review of the specifically identified accounts using judgments. As of June 30, 2017 and December 31, 2016, no allowance for doubtful accounts was required.

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

Prior to October 1, 2016, the Company determined that income property purchases subject to a lease, whether that lease is in-place or originated at the time of acquisition, qualify as a business combination, and acquisition costs were expensed in the period the transaction closes. In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations which clarified the definition of a business. Pursuant to ASU 2017-01, the acquisition of an income property subject to a lease no longer qualifies as a business combination, but rather an asset acquisition. The Company early adopted ASU 2017-01 effective October 1, 2016 on a prospective basis. Accordingly, for income property acquisitions during the fourth quarter of 2016 and during 2017, acquisition costs have been capitalized.

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

NOTE 2. INCOME PROPERTIES

During the six months ended June 30, 2017, the Company acquired three single-tenant income properties and two multi-tenant income properties, for an aggregate purchase price of approximately $40.0 million, or an aggregate acquisition cost of approximately $40.7 million including capitalized acquisition costs. Of the total acquisition cost, approximately $18.0 million was allocated to land, approximately $19.3 million was allocated to buildings and improvements, approximately $4.9 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees and above market lease value, and approximately $1.5 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was approximately 9.8 years at acquisition. The properties acquired during the six months ended June 30, 2017 are described below:

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

•

On April 6, 2017, the Company acquired an approximately 22,500 square-foot retail building in the metropolitan Boston, Massachusetts area at a purchase price of $6.3 million. The property is situated on approximately 2.6 acres and is 100% leased to Jo-Ann Stores, Inc. under a triple-net lease with a remaining term at acquisition of approximately 11.8 years.

•

On April 28, 2017, the Company acquired an approximately 45,000 square-foot single-tenant retail building and an approximately 6,715 square-foot, multi-tenant building in the metropolitan Tampa, Florida area at a purchase price of approximately $14.7 million. The buildings are situated on approximately 5.3 acres. The single-tenant building is 100% leased to LA Fitness and the multi-tenant building is 100% leased to two tenants, with a weighted average remaining term at acquisition of approximately 13.9 years.

No income properties were disposed of during the six months ended June 30, 2017.

On April 7, 2017 rent commenced on the 15 year lease with a national fitness center, the anchor tenant at The Grove of Winter Park located in Winter Park, Florida. The lease is for approximately 40,000 square feet, or 36% of the 112,000 square foot multi-tenant retail center. As of July 20, 2017, the multi-tenant retail center was approximately 53% leased with eight different tenants including the national fitness center.

During the six months ended June 30, 2016, the Company acquired one multi-tenant income property at a purchase price of approximately $2.5 million.

Four income properties were disposed of during the six months ended June 30, 2016 and another  fourteen single-tenant income properties were classified as held for sale as of June 30, 2016 for which the sale closed in September 2016. An impairment of approximately $210,000 was charged to earnings during the six months ended June 30,  2016 related to one of the sales completed during the second quarter of 2016 sales as more fully described in Note 8, “Impairment of Long-Lived Assets.” Additionally, an impairment of approximately $942,000 was charged to earnings during the six months ended June 30, 2016 on the single-tenant income property in Altamonte Springs, Florida leased to PNC Bank for which the sale closed in September 2016 as more fully described in Note 8, “Impairment of Long-Lived Assets.”

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

As of June 30, 2017, the Company owned three performing commercial loan investments which have an aggregate outstanding principal balance of approximately $24.0 million. These loans are secured by real estate, or the borrower’s equity interest in real estate, located in Dallas, Texas, Sarasota, Florida, and Atlanta, Georgia, and have an average remaining maturity of approximately 0.8 years and a weighted average interest rate of 9.2%. One of the loans has two 1-year extensions remaining available at the borrower’s election which would extend the remaining maturity of this portfolio to approximately 1.6 years, for which one of the 1-year extensions was exercised subsequent to June 30, 2017 which included the rate increasing by 25 basis points.

The Company’s commercial loan investment portfolio was comprised of the following at June 30, 2017 and December 31, 2016:

	Date of	Maturity	Original Face	Current Face	Carrying
Description	Investment	Date	Amount	Amount	Value	Coupon Rate
Mezz – Hotel – Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2018	8,960,467	8,960,467	8,960,467	30 ‑day LIBOR plus 7.50%
Mezz – Hotel, Dallas, TX	September 2014	September 2017	10,000,000	10,000,000	10,000,000	30 day LIBOR plus 7.25%
Total			$23,960,467	$23,960,467	$23,960,467

The carrying value of the commercial loan investment portfolio as of June 30, 2017 and December 31, 2016 was equal to the face amount.

NOTE 4. LAND AND SUBSURFACE INTERESTS

As of June 30, 2017, the Company owned approximately 8,100 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Currently, the majority of this land is used for agricultural purposes. Approximately 1,100 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 7,000 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,100 acres, primarily an 850-acre parcel and three smaller parcels, which are located further west of Interstate 95 and a few miles north of Interstate 4 and this land is generally well suited for industrial purposes.

Real estate operations revenue consisted of the following for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue Description	($000's)	($000's)	($000's)	($000's)
Land Sales Revenue	$10,858	$—	$39,564	$190
Tomoka Town Center - Percentage of Completion Revenue	—	3,843	—	12,802
Revenue from Reimbursement of Infrastructure Costs	955	—	1,276	—
Impact Fee and Mitigation Credit Sales	1,222	167	1,439	272
Subsurface Revenue	222	764	453	1,072
Total Real Estate Operations Revenue	$13,257	$4,774	$42,732	$14,336

The Tomoka Town Center consists of approximately 235 acres of which approximately 180 acres are developable. During 2015 and 2016, land sales with a gross sales price totaling approximately $21.4 million within the Tomoka Town Center consisted of sales of approximately 99 acres to Tanger, Sam’s Club, and North American Development Group (“NADG”) (the “Tomoka Town Center Sales Agreements”). The Company performed certain infrastructure work, beginning in the fourth quarter of 2015 through completion in the fourth quarter of 2016, which required the sales price on the Tomoka Town Center Sales Agreements to be recognized on the percentage-of-completion basis. As the infrastructure work was completed in the fourth quarter of 2016, all revenue related to the Tomoka Town Center Sales Agreements had been recognized as of December 31, 2016. The timing of the remaining reimbursements for the cost of the infrastructure work which totals approximately $2.4 million is more fully described in Note 9, “Other Assets.”

During the three months ended June 30, 2017, the Company completed the sale of approximately 19 acres to NADG (the “Third NADG Land Sale”). The remaining developable acreage of approximately 62 acres is currently under contract with NADG as described in the land pipeline in Note 18, “Commitment and Contingencies.”

Land Sales. During the three months ended June 30, 2017, a total of approximately 81 acres were sold for approximately $10.9 million, and during the six months ended June 30, 2017, a total of approximately 1,669 acres were sold for approximately $39.6 million, as described below:

					Gross Sales	Price per Acre	Gain
			Date of	No. of	Price	($ Rounded	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	000's)	($000's)
1	Minto Communities, LLC	West of I-95	02/10/17	1,581.00	$27,151	$17,000	$20,041
2	Commercial	East of I-95	03/22/17	6.35	1,556	245,000	11
		Subtotal - Q1 2017		1,587.35	28,707	18,000	20,052

3	Commercial	East of I-95	04/05/17	27.50	3,218	117,000	2,955
4	Commercial	East of I-95	04/13/17	4.50	1,235	274,000	22
5	Commercial	West of I-95	04/25/17	30.00	2,938	98,000	627
6	Third NADG Land Sale	East of I-95	06/27/17	19.43	3,467	178,000	3,263	(1)
		Subtotal - Q2 2017		81.43	10,858	133,000	6,867

		YTD Q2 2017		1,668.78	$39,565	$24,000	$26,919

(1)	The gain of approximately $3.3 million on the Third NADG Land Sale includes an infrastructure reimbursement payment of approximately $955,000 received in conjunction with the closing on June 27, 2017.

There were no land sales during the three months ended June 30, 2016. However, a total of approximately 7.5 acres were sold during the six months ended June 30, 2016 for approximately $2.2 million as described below:

					Gross Sales		Gain
			Date of	No. of	Price (1)	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Commercial / Retail	East of I-95	02/12/16	3.1	$190	$61,000	$145
2	NADG - OutParcel	East of I-95	03/30/16	4.4	2,000	455,000	1,304
				7.5	$2,190	$292,000	$1,449

(1)

Land Sales Revenue for the six months ended June 30, 2016 is equal to the Gross Sales Price of land sales of $2.19 million, less the $2.0 million sales price for the NADG – OutParcel, as the NADG – OutParcel revenue is included in Tomoka Town Center – Percentage of Completion Revenue.

Pipeline. For a description of our land which is currently under contract, see the land pipeline in Note 18, “Commitment and Contingencies.”

Land Impairments. There were no impairment charges on the Company’s undeveloped land during the six months ended June 30, 2017. For a description of impairment charges totaling approximately $1.0 million on the Company’s undeveloped land during the six months ended June 30, 2016, see Note 8, “Impairment of Long-Lived Assets.”

Beachfront Venture. During the year ended December 31, 2015, the Company acquired, through a real estate venture with an unaffiliated third party institutional investor, an interest in approximately six acres of vacant beachfront property located in Daytona Beach, Florida. The property was acquired for approximately $11.3 million of which the Company contributed approximately $5.7 million. As of December 31, 2015, the real estate venture was fully consolidated as the Company determined that it was the primary beneficiary of the variable interest entity. On November 17, 2016, the Company acquired the unaffiliated third party’s 50% interest for approximately $4.8 million, a discount of approximately $879,000. The discount was recorded through equity on the consolidated balance sheet during the year ended December 31, 2016. The Company evaluated its interest in the six-acre vacant beachfront property for impairment and determined that no impairment was necessary as of December 31, 2016. As the Company owns the entire real estate venture as of June 30, 2017, there is no longer a consolidated VIE.

The cost basis of the six acre vacant beachfront property asset totaled approximately $11.7 million as of June 30, 2017 which includes costs for entitlement. The beachfront property received approval of the rezoning and entitlement of the site to allow for the development of two restaurants and also for up to approximately 1.2 million square feet of vertical density. In the first quarter of 2017, the Company executed a 15-year lease agreement with the operator of LandShark Bar & Grill, for an approximately 6,264 square foot restaurant property the Company will develop on the parcel. The annual rent under the lease is based on a percentage of the tenant’s net operating income (“NOI”) until the Company has received its investment basis in the property and thereafter, the Company will receive a lower percentage of the tenant’s NOI during the remaining lease term. In the second quarter of 2017, the Company executed a 15-year lease agreement with the tenant, Cocina 214 Restaurant & Bar, for the second restaurant property to be developed on the parcel. The annual rent is equal to the greater of $360,000 per year or a certain percentage of gross sales. The lease also provides for additional percentage rent upon the achievement of certain gross sales thresholds. The Company has incurred approximately $446,000 related to the design phase of the restaurants as of June 30, 2017. See Note 18, “Commitment and Contingencies” for the expected total cost of the restaurant build phase. The Company expects the development of the two restaurant properties to be completed in time for the tenants to commence operations during the first quarter of 2018. Upon completion of the construction of the two income properties and commencement of the tenant leases, the total investment in the beach parcel will be classified as Income Properties, Land, Building, and Improvements, within the Property, Plant, and Equipment classification on the Company’s consolidated balance sheet.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $632,000 and mitigation credits with a cost basis of approximately $883,000 for a combined total of approximately $1.5 million as of June 30, 2017. During the three months ended June 30, 2017, the Company sold mitigation credits to Minto Communities, LLC for approximately $1.1 million, for a gain of approximately $932,000, or $0.10 per share, after tax. Additionally, the Company recorded the transfer of mitigation credits with a cost basis of approximately $298,000 as a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, as more fully described in Note 18, “Commitments and Contingencies.” As of December 31, 2016, the Company owned impact fees with a cost basis of approximately $925,000 and mitigation credits with a cost basis of approximately $1.4 million for a combined total of approximately $2.3 million. During the six months ended June 30, 2017 and 2016, the Company received cash payments of approximately $291,000 and $272,000, respectively, for impact fees with a cost basis that was generally of equal value.

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

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the three months ended June 30, 2017 and 2016, lease income of approximately $201,000 and $303,000, respectively, was recognized. For the six months ended June 30, 2017 and 2016, lease income of approximately $400,000 and $606,000, respectively, was recognized. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2017 or, if renewed, on similar terms or conditions.

During the six months ended June 30, 2017 and 2016, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $18,000 and $11,000, during the three months ended June 30, 2017 and 2016, respectively. Revenues received from oil royalties totaled approximately $49,000 and $16,000, during the six months ended June 30, 2017 and 2016, respectively.

The Company is not prohibited from the disposition of any or all of its Subsurface Interests. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments such as income-producing properties. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee based on a percentage of the surface value. Cash payments for the release of surface entry rights totaled approximately $450,000 during the six months ended June 30, 2016, which is included in revenue from real estate operations. There were no releases of surface entry rights during the six months ended June 30, 2017.

NOTE 5. INVESTMENT SECURITIES

During the first quarter of 2016, the Company completed the disposition of its remaining position in investment securities, including common stock and debt securities of a publicly traded real estate company, with a total basis of approximately $6.8 million, resulting in net proceeds of approximately $6.3 million, or a loss of approximately $576,000.

The Company had no remaining available-for-sale securities as of June 30, 2017 or December 31, 2016.

The following is a table reflecting the gains and losses recognized on the sale of investment securities during the six months ended June 30, 2017 and 2016:

	For the six months ended June 30,
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

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and Cash Equivalents - Level 1	$7,153,369	$7,153,369	$7,779,562	$7,779,562
Restricted Cash - Level 1	4,727,381	4,727,381	9,855,469	9,855,469
Commercial Loan Investments - Level 2	23,960,467	24,171,333	23,960,467	24,228,242
Long-Term Debt - Level 2	168,709,961	173,362,131	166,245,201	171,111,337

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

The following table presents the fair value of assets measured on a recurring basis by Level as of June 30, 2017:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	June 30, 2017	Assets (Level 1)	(Level 2)	(Level 3)

Cash Flow Hedge - Interest Rate Swap	$400,341	$—	$400,341	$—
Total	$400,341	$—	$400,341	$—

The following table presents the fair value of assets measured on a recurring basis by Level as of December 31, 2016:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
	December 31,	for Identical	Observable Inputs	Inputs
	2016	Assets (Level 1)	(Level 2)	(Level 3)

Cash Flow Hedge - Interest Rate Swap	$416,590	$—	$416,590	$—
Total	$416,590	$—	$416,590	$—

At December 31, 2016, approximately eight acres of undeveloped land under contract for sale as of December 31, 2016 were measured on a non-recurring basis using Level 3 inputs in the fair value hierarchy, which resulted in aggregate impairment charge of approximately $1.0 million. These land contracts closed during the six months ended June 30, 2017, therefore, the fair value measurement is no longer applicable. Accordingly, there were no assets as of June 30, 2017 whose fair value was measured on a non-recurring basis.

NOTE 7. INTANGIBLE LEASE ASSETS AND LIABILITIES

Intangible lease assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values.

Intangible lease assets and liabilities consisted of the following as of June 30, 2017 and December 31, 2016:

	As of
	June 30, 2017	December 31, 2016
Intangible Lease Assets:
Value of In-Place Leases	$34,382,237	$30,978,776
Value of Above Market In-Place Leases	2,976,322	2,905,624
Value of Intangible Leasing Costs	8,480,647	7,010,192
Sub-total Intangible Lease Assets	45,839,206	40,894,592
Accumulated Amortization	(8,692,626)	(6,168,770)
Sub-total Intangible Lease Assets—Net	37,146,580	34,725,822
Intangible Lease Liabilities (included in accrued and other liabilities):
Value of Below Market In-Place Leases	(34,882,965)	(33,370,217)
Sub-total Intangible Lease Liabilities	(34,882,965)	(33,370,217)
Accumulated Amortization	4,179,822	2,852,166
Sub-total Intangible Lease Liabilities—Net	(30,703,143)	(30,518,051)
Total Intangible Assets and Liabilities—Net	$6,443,437	$4,207,771

Total net amortization related to intangible lease assets and liabilities was approximately $639,000 and $(50,000) for the three months ended June 30, 2017 and 2016, respectively. During the three months ended June 30, 2017 and 2016, approximately $1.2 million and $506,000, respectively, was included in depreciation and amortization while approximately $550,000 and $556,000, respectively, was included as an increase to income properties revenue in the consolidated statements of operations.

Total net amortization related to intangible lease assets and liabilities was approximately $1.2 million and $(74,000) for the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017 and 2016, approximately $2.3 million and $1.1 million, respectively, was included in depreciation and amortization while approximately $1.1 million and $1.2 million, respectively, was included as an increase to income properties revenue in the consolidated statements of operations.

The estimated future amortization and accretion of intangible lease assets and liabilities is as follows:

		Future Accretion	Net Future
	Future	to Income	Amortization of
	Amortization	Property	Intangible Assets
Year Ending December 31,	Amount	Revenue	and Liabilities
Remainder of 2017	$3,603,948	$(1,656,675)	$1,947,273
2018	4,805,264	(2,218,524)	2,586,740
2019	4,691,030	(2,212,206)	2,478,824
2020	3,911,362	(2,167,289)	1,744,073
2021	2,564,441	(2,300,005)	264,436
2022	2,105,594	(2,371,166)	(265,572)
Thereafter	13,109,846	(15,422,183)	(2,312,337)
Total	$34,791,485	$(28,348,048)	$6,443,437

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

There were no impairment charges during the six months ended June 30, 2017.

During the three months ended June 30, 2016, an impairment charge of approximately $942,000 was recognized on an income property in Altamonte Springs, Florida leased to PNC Bank under contract for sale as of June 30, 2016. The total impairment charge represents the anticipated loss on the sale of approximately $783,000 plus estimated closing costs of approximately $159,000. This sale closed in September 2016.

During the three months ended June 30, 2016, an impairment charge of approximately $717,000 was recognized on approximately 4 of the approximately 6 acres of undeveloped land in Daytona Beach, Florida for which a contract for sale was executed during the three months ended June 30, 2016. Such acreage was repurchased in prior years by the Company and carried a higher cost basis than the remainder of the Company’s historical land holdings. The total impairment charge represents the anticipated loss on the sale of approximately $646,000 plus estimated closing costs of approximately $71,000.  This sale closed in March 2017.

During the three months ended June 30, 2016, an impairment charge of approximately $311,000 was recognized on approximately 4 acres of undeveloped land in Daytona Beach, Florida for which a contract for sale was executed subsequent to June 30, 2016. Such acreage was repurchased in a prior year by the Company and carried a higher cost basis than the remainder of the Company’s historical land holdings. The total impairment charge represents the anticipated loss on the sale of approximately $256,000 plus estimated closing costs of approximately $55,000. This sale closed in April 2017.

During the three months ended March 31, 2016, an impairment charge of approximately $210,000 was recognized on an income property held for sale as of March 31, 2016 for which the sale closed on April 6, 2016. The total impairment charge represented the loss on the sale of approximately $134,000 plus closing costs of approximately $76,000.

NOTE 9. OTHER ASSETS

Other assets consisted of the following:

	As of
	June 30, 2017	December 31, 2016
Income Property Tenant Receivables	$552,544	$125,383
Income Property Straight-line Rent Adjustment	2,099,116	1,773,946
Interest Receivable from Commercial Loan Investments	71,930	72,418
Cash Flow Hedge - Interest Rate Swap	400,341	416,590
Infrastructure Reimbursement Receivables	2,373,771	3,844,236
Golf Operations Receivables	471,858	325,510
Deferred Deal Costs	239,455	745,878
Prepaid Expenses, Deposits, and Other	2,115,405	2,165,127
Total Other Assets	$8,324,420	$9,469,088

As of December 31, 2016, the Infrastructure Reimbursement Receivables were all related to the land sales within the Tomoka Town Center and consisted of approximately $1.1 million in incentives due from the community development district, approximately $250,000 due from NADG for a fill dirt agreement, approximately $1,750,000 due from Tanger for infrastructure reimbursement to be repaid over 10 years in $175,000 installments, net of a discount of approximately $191,000, and approximately $990,000 due from Sam’s Club for infrastructure reimbursement to be repaid over 9 remaining years in $110,000 installments, net of a discount of approximately $80,000. The $1.1 million and $250,000 receivables, as well as the second installment of $110,000 from Sam’s Club, were all received subsequent to December 31, 2016, leaving approximately $2.4 million in Infrastructure Reimbursements Receivable as of June 30, 2017. The first installment on the Tanger infrastructure reimbursement will be due in November of 2017.

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

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Income Available to Common Shareholders:
Net Income Attributable to Consolidated-Tomoka Land Co.	$3,678,908	$1,570,443	$16,425,300	$2,995,161
Weighted Average Shares Outstanding	5,531,444	5,703,542	5,566,595	5,719,213
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	14,008	—	16,463	—
Total Shares Applicable to Diluted Earnings Per Share	5,545,452	5,703,542	5,583,058	5,719,213

Per Share Information:
Basic
Net Income Attributable to Consolidated-Tomoka Land Co.	$0.67	$0.28	$2.95	$0.52

Diluted
Net Income Attributable to Consolidated-Tomoka Land Co.	$0.66	$0.28	$2.94	$0.52

The effect of 70,000 and 81,250 potentially dilutive securities was not included for the three months ended June 30, 2017 and 2016, respectively, as the effect would be anti-dilutive. The effect of 77,750 and 25,000 potentially dilutive securities was not included for the six months ended June 30, 2017 and 2016, respectively, as the effect would be anti-dilutive.

The Company intends to settle its 4.50% Convertible Senior Notes due 2020 (the “Convertible Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the current conversion price of $68.79. The average price of our common stock during the three and six months ended June 30, 2017 and 2016 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

NOTE 11. TREASURY STOCK

In the fourth quarter of 2015, the Company announced a $10 million stock repurchase program (the “$10 Million Repurchase Program”). As of March 29, 2017, the $10 Million Repurchase Program had been completed. In the first quarter of 2017, the Company announced a new $10 million stock repurchase program (the “New $10 Million Repurchase Program”) of which approximately $2.9 million had been repurchased as of June 30, 2017. In the aggregate, during the six months ended June 30, 2017, under both programs, the Company repurchased 104,098 shares of its common stock on the open market for a total cost of approximately $5.5 million, or an average price per share of $52.96, and placed those shares in treasury.

NOTE 12. LONG-TERM DEBT

As of June 30, 2017, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility	$36,000,000	August 2018	30 ‑day LIBOR plus 1.35% -2.25%
Mortgage Note Payable (originated with UBS)	7,300,000	February 2018	3.655%
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo)	25,000,000	April 2021	30 ‑day LIBOR plus 1.90%
4.50% Convertible Senior Notes due 2020, net of discount	75,000,000	March 2020	4.500%
Total Long-Term Face Value Debt	$173,300,000

The Company’s revolving credit facility (the “Credit Facility”), with Bank of Montreal (“BMO”) serving as the administrative agent for the lenders thereunder, is unsecured with regard to our income property portfolio but is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Wells Fargo and Branch Banking & Trust Company. The Credit Facility matures on August 1, 2018,  with the ability to extend the term for 1 year.

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

At June 30, 2017, the current commitment level under the Credit Facility was $75.0 million. The available borrowing capacity under the Credit Facility was approximately $39.0 million, based on the level of borrowing base assets. As of June 30, 2017, the Credit Facility had a $36.0 million balance.

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

In addition to the Credit Facility, the Company has certain other borrowings, as noted in the table above, all of which are non-recourse.

The Company’s $7.3 million non-recourse first mortgage loan was originated with UBS Real Estate Securities Inc. and is secured by its interest in the two-building office complex leased to Hilton Resorts Corporation.

The Company’s $30.0 million non-recourse first mortgage loan was originated with Wells Fargo, and is secured by its interest in six income properties. The mortgage loan carries a fixed rate of 4.33% per annum during the first ten years of the term, and requires payments of interest only during the first ten years of the loan. After the tenth anniversary of the effective date of the loan, the cash flows, as defined in the related loan agreement, generated by the underlying six income properties must be used to pay down the principal balance of the loan until paid off or until the loan matures. The loan is fully pre-payable after the tenth anniversary of the effective date of the loan.

The Company’s $25.0 million non-recourse first mortgage loan was originated with Wells Fargo, and is secured by the Company’s income property leased to Wells Fargo located in Raleigh, North Carolina. The mortgage loan has a 5-year term with two years interest only, and interest and a 25-year amortization for the balance of the term.  The mortgage loan bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%.  The mortgage loan can be prepaid at any time subject to the termination of the interest rate swap.

The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. Since July of 2016, when the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend, the conversion rate has been adjusted with each successive quarterly dividend and is currently, after the second quarter 2017 dividend, equal to 14.5361 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.79 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Convertible Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Convertible Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the Convertible Notes prior to the stated maturity date and no sinking fund is provided for the Convertible Notes. The Convertible Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Convertible Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Convertible Notes. As of June 30, 2017, the unamortized debt discount of our Convertible Notes was approximately $3.5 million.

Long-term debt as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017			December 31, 2016
		Due Within			Due Within
	Total	One Year		Total	One Year
Credit Facility	$36,000,000	$—		$34,300,000	$—
Mortgage Note Payable (originated with UBS)	7,300,000	7,300,000	(1)	7,300,000	—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—		30,000,000	—
Mortgage Note Payable (originated with Wells Fargo)	25,000,000	—		25,000,000	—
4.50% Convertible Senior Notes due 2020, net of discount	71,468,409	—		70,880,581	—
Loan Costs, net of accumulated amortization	(1,058,488)	—		(1,235,380)	—
Total Long-Term Debt	$168,709,921	$7,300,000		$166,245,201	$—

(1)

The maturity schedule below reflects $43.3 million due in 2018 while the amount due within one year above totals $7.3 million. The difference of $36.0 million is for the Credit Facility which matures on August 1, 2018, which is more than one year from the balance sheet date of June 30, 2017.

 Payments applicable to reduction of principal amounts as of June 30, 2017 will be required as follows:

Year Ending December 31,	Amount
2018	43,300,000
2019	—
2020	75,000,000
2021	25,000,000
2022	—
Thereafter	30,000,000
Total Long-Term Debt - Face Value	$173,300,000

The carrying value of long-term debt as of June 30, 2017 consisted of the following:

Total
Current Face Amount	$173,300,000
Unamortized Discount on Convertible Debt	(3,531,591)
Loan Costs, net of accumulated amortization	(1,058,488)
Total Long-Term Debt	$168,709,921

For the three months ended June 30, 2017, interest expense, excluding amortization of loan costs and debt discounts, was approximately $1.7 million with approximately $887,000 paid during the period. For the three months ended June  30, 2016, interest expense, excluding amortization of loan costs and debt discounts, was approximately $1.8 million with approximately $801,000 paid during the period.

For the six months ended June 30, 2017, interest expense, excluding amortization of loan costs and debt discounts, was approximately $3.4 million with approximately $3.4 million paid during the period. For the six months ended June 30, 2016, interest expense, excluding amortization of loan costs and debt discounts, was approximately $3.5 million with approximately $3.5 million paid during the period.

No interest was capitalized during the three or six months ended June 30, 2017 or 2016.

The amortization of loan costs incurred in connection with the Company’s long-term debt is included in interest expense in the consolidated statements of operations. Loan costs are amortized over the term of the respective loan agreements using the straight-line method, which approximates the effective interest method. For the three months ended June 30, 2017 or 2016, the amortization of loan costs totaled approximately $112,000 and $125,000, respectively. For the six months ended June 30, 2017 or 2016, the amortization of loan costs totaled approximately $225,000 and $227,000, respectively.

The amortization of the approximately $6.1 million discount on the Convertible Notes is also included in interest expense in the consolidated statements of operations. The discount is amortized over the term of the Convertible Notes using the effective interest method. For the three months ended June 30 2017 or 2016, the amortization of the discount totaled approximately $296,000 and $278,000, respectively. For the six months ended June 30 2017 or 2016, the amortization of the discount totaled approximately $588,000 and $551,000, respectively.

The Company was in compliance with all of its debt covenants as of June 30, 2017 and December 31, 2016.

NOTE 13. INTEREST RATE SWAP

During April 2016, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the $25.0 million mortgage note payable as discussed in Note 12, “Long-Term Debt.” During the three and six months ended June 30, 2017, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income. As of June 30, 2017, the fair value of our interest rate swap agreement, which was a gain of approximately $400,000, was included in other assets on the consolidated balance sheets. The interest rate swap was effective on April 7, 2016 and matures on April 7, 2021. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $25.0 million to a rate of 3.17%.

NOTE 14. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	June 30, 2017	December 31, 2016
Golf Course Lease	$—	$2,226,527
Accrued Property Taxes	1,502,465	28,973
Golf $1 Round Surcharge	700,000	—
Reserve for Tenant Improvements	17,901	398,621
Accrued Construction Costs	717,874	856,947
Accrued Interest	1,176,136	1,220,990
Environmental Reserve and Restoration Cost Accrual	1,295,162	1,505,757
Other	2,326,110	2,430,082
Total Accrued and Other Liabilities	$7,735,648	$8,667,897

In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Lease Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, remained at $250,000 for the remainder of the lease term and any extensions would have been subject to an annual rate increase of 1.75% beginning September 1, 2013. On January 24, 2017, the Company acquired the land and improvements comprising the golf courses, previously leased from the City, for approximately $1.5 million (the “Golf Course Land Purchase”). In conjunction with the Golf Course Land Purchase, the lease between the Company and the City was terminated. Therefore, during the first quarter of 2017, the Company eliminated the remaining accrued liability of approximately $2.2 million,  resulting in the recognition of approximately $0.40 per share in non-cash earnings, or $0.24 per share after tax, which comprises the land lease termination in the consolidated statements of operations. The $2.2 million consisted of approximately $1.7 million which reflects the acceleration of the remaining amount of accrued rent that was no longer owed to the City as a result of the Lease Amendment, which prior to the Golf Course Land Purchase was being recognized into income over the remaining lease term which was originally to expire in 2022. The remaining approximately $500,000 reflects the amount of rent accrued pursuant to the lease, as amended, which will no longer be owed to the City due to the lease termination on January 24, 2017.

Additionally, in connection with the Golf Course Land Purchase,  each year the Company is obligated to pay the City additional consideration in the amount of an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and has been recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompany consolidated balance sheets as of June 30, 2017.

In connection with the acquisition on April 22, 2014 of the property in Katy, Texas leased to Lowe’s, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which were not required to be completed until December 2016. Through December 31, 2016, approximately $100,000 of these tenant improvements had been completed and funded, leaving approximately $551,000 remaining to be funded. The remaining commitment as of December 31, 2016, totaled approximately $381,000, which was equal to the amount of the final reimbursement request the Company received from Lowe’s which was paid during the six months ended June 30, 2017, leaving no remaining commitment.

During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to be between approximately $500,000 and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $500,000 accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. Since the total accrual of approximately $610,000 was made, approximately $446,000 in costs have been incurred through June 30, 2017, leaving a remaining accrual of approximately $164,000.

As part of the resolution of a regulatory matter pertaining to the Company’s prior agricultural activities on certain of the Company’s land located in Daytona Beach, Florida, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible wetlands restoration costs for approximately 148.4 acres within such land, and such estimated costs were included on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. The final proposal for restoration work was received during the second quarter of 2016 which totaled approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was recorded during the second quarter of 2016. The Company funded approximately $1.1 million of the total $2.0 million of estimated costs through the period ended June 30, 2017, leaving a remaining accrual of approximately $950,000. This matter is more fully described in Note 18 “Commitments and Contingencies.”

NOTE 15. DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	June 30, 2017	December 31, 2016
Deferred Oil Exploration Lease Revenue	$185,647	$585,674
Prepaid Rent	1,200,431	1,068,972
Other Deferred Revenue	333,788	337,020
Total Deferred Revenue	$1,719,866	$1,991,666

On September 20, 2016, the Company received an approximate $807,000 rent payment for the sixth year of the Company’s eight-year oil exploration lease, which is being recognized ratably over the twelve month lease period ending in September 2017. The oil exploration lease is more fully described in Note 4 “Land and Subsurface Interests.”

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

A summary of activity during the six months ended June 30, 2017, is presented below:

Wtd. Avg.
Performance Shares with Market Conditions	Shares	Fair Value
Outstanding at January 1, 2017	—	$—
Granted	12,635	55.66
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2017	12,635	$55.66

As of June 30, 2017, there was approximately $586,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to Performance Share awards, which will be recognized over a remaining weighted average period of 2.5 years.

Market Condition Restricted Shares – Stock Price Vesting

“Inducement” grants of 96,000 and 17,000 shares of restricted Company common stock were awarded to Mr. Albright and Mr. Patten in 2011 and 2012, respectively. Mr. Albright’s restricted shares were granted outside of the 2010 Plan while Mr. Patten’s restricted shares were awarded under the 2010 Plan. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of Mr. Albright’s restricted stock under this award. The restricted shares vest in six increments based upon the price per share of the Company’s common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause) meeting or exceeding the target trailing sixty-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of June 30, 2017, four increments of Mr. Albright’s and Mr. Patten’s awards had vested. Subsequent to June 30, 2017,  32,000 of the “inducement” grant restricted shares awarded to Mr. Albright in 2011 expired.

Additional grants of 2,500 and 3,000 shares of restricted Company common stock were awarded to Mr. Smith and another officer under the 2010 Plan, during the fourth quarter of 2014 and the first quarter of 2015, respectively. The restricted stock will vest in two increments based upon the price per share of Company common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices of $60 per share and $65 per share for the two increments. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of June 30, 2017, no increments of Mr. Smith’s or the other officer’s awards had vested.

A grant of 94,000 shares of restricted Company common stock was awarded to Mr. Albright under the 2010 Plan during the second quarter of 2015. On February 26, 2016, 72,000 of these shares were surrendered, of which 4,000 were re-granted on February 26, 2016 with identical terms of the surrendered restricted stock and 68,000 were permanently surrendered. The 26,000 shares of restricted Company common stock outstanding from these grants will vest in four increments based upon the price per share of Company common stock during the term of his employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices ranging from $60 per share for the first increment to $75 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to January 28, 2021, that increment of the restricted shares will be forfeited. As of June 30, 2017, no increments of this award had vested.

On February 26, 2016, the Company entered into amendments to the employment agreements and certain restricted share award agreements to clarify the Company’s intention that the restricted shares granted thereunder, if they are subject to performance-based vesting conditions, will fully vest at any time during the 24-month period following a change in control and termination of the employee subsequent to the change in control. For a description of amendments to the change in control provision effective August 4, 2017, see Note 21, “Subsequent Events.”

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

A summary of the activity for these awards during the six months ended June 30, 2017, is presented below:

Wtd. Avg.
Market Condition Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2017	69,500	$27.03
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2017	69,500	$27.03

As of June 30, 2017, there is no unrecognized compensation cost related to market condition restricted stock.

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

For a description of amendments to the change in control provision effective August 4, 2017, see Note 21, “Subsequent Events.”

The Company’s determination of the fair value of the three year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date, less the present value of expected dividends during the vesting period. Compensation cost is recognized on a straight-line basis over the vesting period.

A summary of activity during the six months ended June 30, 2017, is presented below:

		Wtd. Avg.
		Fair Value
Three Year Vest Non-Vested Restricted Shares	Shares	Per Share
Outstanding at January 1, 2017	37,504	$47.53
Granted	17,451	55.06
Vested	(17,298)	46.70
Expired	—	—
Forfeited	(267)	52.51
Outstanding at June 30, 2017	37,390	$51.40

As of June 30, 2017, there was approximately $1.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 2.0 years.

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

For a description of amendments to the change in control provision effective August 4, 2017, see Note 21, “Subsequent Events.”

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

A summary of the activity for the awards during the six months ended June 30, 2017, is presented below:

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Non-Qualified Stock Option Awards	Shares	Ex. Price	(Years)	Value
Outstanding at January 1, 2017	113,500	$49.03
Granted	—	—
Exercised	(2,800)	34.95
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2017	110,700	$49.39	6.23	$837,300
Exercisable at January 1, 2017	76,600	$45.94	5.75	$573,181
Exercisable at June 30, 2017	90,300	$48.12	5.88	$797,588

A summary of the non-vested options for these awards during the six months ended June 30, 2017, is presented below:

		Fair Value
		of Shares
Non-Qualified Stock Option Awards	Shares	Vested
Non-Vested at January 1, 2017	36,900
Granted	—
Vested	(16,500)	$924,066
Expired	—
Forfeited	—
Non-Vested at June 30, 2017	20,400

No options were granted during the six months ended June 30, 2017. The total intrinsic value of options exercised during the six months ended June 30, 2017 was approximately $52,000. As of June 30, 2017, there was approximately $213,000 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a remaining weighted average period of 0.8 years.

LIABILITY-CLASSIFIED STOCK COMPENSATION

The Company previously had a stock option plan (the “2001 Plan”) pursuant to which 500,000 shares of the Company’s common stock were eligible for issuance. The 2001 Plan expired in 2010, and no new stock options may be issued under the 2001 Plan. Under the 2001 Plan, both stock options and stock appreciation rights were issued in prior years and such issuances were deemed to be liability-classified awards under the Share-Based Payment Topic of FASB ASC, which are required to be remeasured at fair value at each balance sheet date until the award is settled. A summary of share option activity under the 2001 Plan for the six months ended June 30, 2017 is presented below:

Stock Options

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Liability-Classified Stock Options	Shares	Ex. Price	(Years)	Value
Outstanding at January 1, 2017	11,000	63.87
Granted	—	—
Exercised	—	—
Expired	(5,000)	77.25
Forfeited	—	—
Outstanding at June 30, 2017	6,000	$52.73	0.57	$25,320
Exercisable at June 30, 2017	6,000	$52.73	0.57	$25,320

In connection with the grant of non-qualified stock options, a stock appreciation right for each share covered by the option was also granted. The stock appreciation right entitles the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value of the underlying shares at the time of exercise. No options were exercised during the six months ended June 30, 2017.

Stock Appreciation Rights

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Liability-Classified Stock Appreciation Rights	Shares	Fair Value	(Years)	Value
Outstanding at January 1, 2017	11,000	1.33
Granted	—	—
Exercised	—	—
Expired	(5,000)	—
Forfeited	—	—
Outstanding at June 30, 2017	6,000	$2.63	0.57	$13,634
Exercisable at June 30, 2017	6,000	$2.63	0.57	$13,634

No stock appreciation rights were exercised during the six months ended June 30, 2017.

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

Following are assumptions used in determining the fair value of stock options and stock appreciation rights:

Assumptions at:	June 30, 2017		December 31, 2016
Expected Volatility	11.26%		14.13%
Expected Dividends	0.28%		0.22%
Expected Term	0.57	years	0.61	years
Risk-Free Rate	1.14%		0.66%

There were no stock options or stock appreciation rights granted under the 2001 Plan during the six months ended June 30, 2017 or 2016. The liability for stock options and stock appreciation rights, valued at fair value, reflected on the consolidated balance sheets at June 30, 2017 and December 31, 2016, was approximately $45,000 and $42,000, respectively. These fair value measurements are based on Level 2 inputs based on Black-Scholes and market implied volatility. The Black-Scholes determination of fair value is affected by variables including stock price, expected stock price volatility over the term of the awards, annual dividends, and a risk-free interest rate assumption.

Amounts recognized in the consolidated financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Accelerated Charge for Stock-Based Compensation	$—	$—	$—	$1,649,513
Recurring Charge for Stock-Based Compensation	389,585	418,639	743,164	842,108
Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$389,585	$418,639	$743,164	$2,491,621

Income Tax Expense Recognized in Income	$(150,283)	$(161,490)	$(286,676)	$(324,843)

NOTE 17. INCOME TAXES

The Company’s effective income tax rate was 38.5% and 52.1% for the six months ended June 30, 2017 and 2016, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. During the first quarter of 2016, 68,000 shares of restricted Company common stock were permanently surrendered, which constituted a discrete event in which the total related stock compensation expense charged to earnings under GAAP of approximately $2.3 million, of which approximately $1.6 million was recognized during the first quarter of 2016 and approximately $676,000 was recognized during the year ended December 31, 2015, became permanently non-deductible for tax purposes as the surrendered shares will not vest. Accordingly, no income tax benefit was recorded related to the approximately $2.3 million of stock compensation expense.

The Company files a consolidated income tax return in the United States Federal jurisdiction and the states of Arizona, Colorado, California, Florida, Illinois, Georgia, Maryland, Massachusetts, North Carolina, Texas, and Washington. The Internal Revenue Service has audited the federal tax returns through the year 2012, with all proposed adjustments settled. The Florida Department of Revenue has audited the Florida tax returns through the year 2014, with all proposed adjustments settled. The Company recognizes all potential accrued interest and penalties to unrecognized tax benefits in income tax expense.

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

Contractual Commitments – Expenditures

In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23-acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500.  The Company’s commitment to fund the improvement costs benefiting the remaining acres of Company land can be paid over five years from sales of the remaining land or at the end of the fifth year. In 2013 the Company deposited $283,500 of cash in escrow related to the improvements, which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of June 30, 2017 was approximately $287,000, including accrued interest. Accordingly, as of June 30, 2017, the remaining maximum commitment is approximately $690,000.

In conjunction with the Company’s sale of approximately 18.1 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of June 30, 2017 was approximately $125,000, including accrued interest. Accordingly, the Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s land parcel is approximately $125,000, to be paid from escrow upon completion.

The Company’s total construction estimate related to the capital expenditures to renovate The Grove at Winter Park property in Winter Park, Florida, which includes increases for tenant improvements pursuant to leases as they are executed, totaled approximately $3.7 million as of June 30, 2017. The Company has incurred approximately $3.4 million of the total construction estimate as of June 30, 2017, leaving a remaining commitment of approximately $314,000.

In conjunction with the Company’s January 2017 Golf Course Land Purchase, the Company agreed to renovate the greens on the Jones course within one year of the agreement. The Company executed an agreement for the completion of the greens renovation during the three months ended June 30, 2017 for a total cost of approximately $350,000. As of June 30, 2017, approximately $119,000 of the total cost has been incurred leaving a remaining commitment of approximately $231,000. The Company expects to incur the remaining cost of this renovation in the third quarter of 2017.

The Company executed an agreement for improvements at the grocery-anchored shopping center situated on approximately 10.3  acres in Fort Worth, Texas, known as the Westcliff property, during the three months ended June 30, 2017. Pursuant to the agreement, the total expected cost of the improvements is approximately $590,000, of which none has been incurred as of June 30, 2017.

The Company currently leases space for its corporate offices subject to a lease that expires on September 30, 2017. The Company does not intend to renew the existing lease and plans to build-out the remaining approximately 7,700 square feet at the Company’s Williamson Business Park property to relocate its corporate offices. The Company executed an agreement for the completion of the shell build out as well as tenant improvements of the Company’s new corporate office during the three months ended June 30, 2017, with a total expected cost of construction of approximately $678,000. As of June 30, 2017, approximately $538,000 of the total construction cost has been incurred, leaving a remaining commitment of approximately $140,000. The Company expects construction to be completed during the third quarter of 2017.

In conjunction with the Company’s development of two income properties, both restaurants, on the beach parcel as described in Note 4, “Land and Subsurface Interests,” the Company executed a contract with a third-party in the amount of approximately $872,000, in July 2017 to perform the work necessary to prepare the site (the “Site Work Contract”). No costs have been incurred to date related to the Site Work Contract. In addition to the Site Work Contract, through June 30, 2017, the Company has incurred approximately $446,000 related to the design of the two restaurant properties which is included in Construction in Progress on the Company’s consolidated balance sheet. Pursuant to the leases with tenants of the two restaurant properties, LandShark Bar & Grill and Cocina 214 Restaurant & Bar, and based on the Company’s current cost estimates, costs of approximately $4.7 million are expected to be incurred related to construction of the buildings and certain tenant improvements. As of the date of this report, construction contracts have not yet been executed for the construction of the two income properties. The total estimated cost to improve the land and develop the income properties is approximately $6.0 million. The Company expects the development of the two restaurant properties to be completed in time for the tenants to commence operations during the first quarter of 2018. Upon completion of the construction of the two income properties and commencement of the tenant leases, the total investment in the beach parcel will be classified as Income Properties, Land, Building, and Improvements, within the Property, Plant, and Equipment classification on the Company’s consolidated balance sheet.

Contractual Commitments – Land Pipeline

As of August 9, 2017, the Company’s pipeline of potential land sales transactions included the following seven definitive purchase and sale agreements with seven different buyers, representing approximately 26% of our land holdings:

			Contract
		No. of	Amount	Price	Estimated
	Contract (or Buyer) / Parcel	Acres	($000's)	per Acre	Timing
1	Minto II (AR Residential) (1)	1,686	$31,360	$19,000	'18 - '19
2	Mixed-Use Retail (NADG)	62	16,963	273,000	'17 - '18
3	Commercial/Retail - Buc'ees (2)	35	14,000	400,000	'18 - '19
4	Residential (SF)	129	2,750	21,000	'18 - '19
5	Commercial/Retail	9	2,700	300,000	'18 - '19
6	ICI (SF) - Option Parcel	146	1,400	10,000	'18 - '19
7	Commercial/Retail	5	300	60,000	'17
	Total (Average)	2,072	$69,473	$34,000

(1)	For a description of the potential adjustment in the sales price for the Minto II Contract, see Note 21, “Subsequent Events.”
(2)	Contract amount and price per acre may be reduced by potential costs incurred for wetlands mitigation, if any.

As noted above, these agreements contemplate closing dates ranging from the third quarter of 2017 through fiscal year 2019. The Company expects some of the transactions to close in 2017, although some of the buyers are not contractually obligated to close until after 2017. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City of Daytona Beach, and other permitting activities with other applicable governmental authorities. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

Other Matters

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. The Company has funded approximately $1.1 million of the total $2.0 million of estimated costs through June 30, 2017. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $950,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates. During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $950,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of June 30, 2017, the Company determined approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres.  In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract and, accordingly, no amounts related to such potential future costs have been accrued as of June 30, 2017.

During the period from the fourth quarter of 2015 through the first quarter of 2017, the Company received  communications from a single institutional shareholder, some of which have been filed publicly. In investigating the shareholder’s allegations contained in certain communications, pursuing the strategic alternatives process suggested by the shareholder, and engaging in a proxy contest, the Company has incurred costs of approximately $3.0 million, to date, through June 30, 2017. Approximately $1.6 million of the approximately $3.0 million was incurred during the six months ended June 30, 2017, of which approximately $1.2 million is specifically for legal representation and third party costs related to the proxy contest. To date, none of the shareholder’s allegations regarding inadequate disclosure or other wrong-doings by the Company or its directors or officers have been found to have any basis or merit; however, such costs could continue to be incurred and, while not reasonably estimable, may represent significant costs for  the Company which would have an adverse impact on the Company’s results of operations and cash flows.

NOTE 19. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, commercial loan investments, real estate operations, and golf operations. Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 79.5% and 74.1% of our identifiable assets as of June 30, 2017 and December 31, 2016, respectively, and 23.8% and 39.9% of our consolidated revenues for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we have three commercial loan investments including one fixed-rate and one variable-rate mezzanine commercial mortgage loan and a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan. Our real estate operations primarily consist of revenues generated from land transactions and leasing, royalty income, and revenue from the release of surface entry rights from our subsurface interests. Our golf operations consist of a single property located in the City, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation, fitness facility, and pro-shop with retail merchandise. The majority of the revenues generated by our golf operations are derived from members and public customers playing golf, club memberships, and food and beverage operations.

The Company reports performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in the different segments for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues:
Income Properties	$7,565,007	$6,033,082	$14,638,247	$12,462,323
Commercial Loan Investments	553,159	635,050	1,089,648	1,516,295
Real Estate Operations	13,257,355	4,774,620	42,731,815	14,335,518
Golf Operations	1,383,513	1,412,196	2,858,457	2,876,555
Agriculture and Other Income	78,749	18,990	232,900	37,682
Total Revenues	$22,837,783	$12,873,938	$61,551,067	$31,228,373
Operating Income:
Income Properties	$5,935,492	$4,829,042	$11,597,019	$10,081,576
Commercial Loan Investments	553,159	635,050	1,089,648	1,516,295
Real Estate Operations	7,464,826	3,649,979	27,782,437	10,953,836
Golf Operations	(18,406)	(34,980)	(42,140)	24,791
Agriculture and Other Income	48,213	(33,664)	161,927	(63,023)
General and Corporate Expense	(5,942,877)	(4,312,559)	(9,699,073)	(11,387,291)
Total Operating Income	$8,040,407	$4,732,868	$30,889,818	$11,126,184
Depreciation and Amortization:
Income Properties	$3,108,494	$1,724,573	$5,794,806	$3,705,623
Golf Operations	95,323	68,619	160,690	137,268
Agriculture and Other	11,873	12,367	22,769	30,035
Total Depreciation and Amortization	$3,215,690	$1,805,559	$5,978,265	$3,872,926
Capital Expenditures:
Income Properties	$22,748,812	$122,260	$44,686,344	$2,918,580
Golf Operations	266,758	—	1,874,500	13,161
Agriculture and Other	38,945	13,161	51,028	15,867
Total Capital Expenditures	$23,054,515	$135,421	$46,611,872	$2,947,608

	As of
	June 30, 2017	December 31, 2016
Identifiable Assets:
Income Properties	$343,813,767	$302,757,565
Commercial Loan Investments	24,032,397	24,032,885
Real Estate Operations	44,342,891	58,868,298
Golf Operations	6,114,499	3,675,842
Agriculture and Other	13,737,934	19,288,836
Total Assets	$432,041,488	$408,623,426

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

NOTE 20. RECENTLY ISSUED ACCOUNTING POLICIES

In May 2014, the FASB issued ASU 2014-09, which amends its guidance on the recognition and reporting of revenue from contracts with customers. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The Company’s initial evaluation suggests the provisions will not have a material impact on the Company’s revenue recognition within the consolidated financial statements. The Company plans to complete its thorough analysis of the provisions as it relates to the Company’s various revenue streams as well as any additional required disclosures during the third quarter of 2017 in order to fully implement ASU 2014-09 effective January 1, 2018.

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

NOTE 21. SUBSEQUENT EVENTS

On July 31, 2017, the Company originated a $3.0 million first mortgage loan secured by a parcel of beachfront land in the City of Daytona Beach Shores, Florida which the borrower intends to develop as a residential condominium (the “Beach Loan”). The Beach Loan matures on August 1, 2018, includes a one-year extension option, bears a fixed interest rate of 11.00%, and requires payments of interest only prior to maturity. At closing, a loan origination fee of $60,000 was received by the Company. Should the borrower seek to obtain financing for the development of the project the Beach Loan would likely be paid off in connection with that financing.

In connection with a certain land sale contract for 35 acres, to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to a review by a federal regulatory agency regarding agricultural activities of the Company alleged to have occurred prior to 2011, on such 35 acres and certain acreage surrounding this parcel, a total of approximately 200 acres located just east of Interstate 95 and north of LPGA Boulevard. In July 2017, the Company received notice from the federal regulatory agency indicating that the prior agricultural activities may have been conducted without prior receipt of appropriate permits to conduct such activities. Given the early stage of this process, we are unable to reasonably estimate the likelihood of any financial impact on the Company other than the likely delay in the timing of the potential closing of the land transaction involving the 35 acres, or other transactions we might execute on any of the surrounding acres. Accordingly, no amounts have been accrued related to this matter. It is possible that the Company may be required to utilize or to acquire mitigation credits to obtain the necessary permits to enable the buyer to acquire and develop the 35 acres, or any other acres included in this process. Any costs related to utilizing or acquiring such credits would be incorporated into the basis of the land under contract.

In connection with the previously disclosed land sale contract between the Company and Minto Communities (“Minto”) pertaining to approximately 1,686 acres (the “Minto II Contract”), the resolution of an EPA matter regarding the wetlands on this acreage has reduced the amount of useable acreage and the efficiency of the original design that had been contemplated at the time the Minto II Contract was entered into. As a result, the yield of buildable home sites expected by Minto has been reduced and certain development costs associated with design elements, including roadwork, has increased. The Company has been in negotiations with Minto regarding an appropriate adjustment in the sales price for the Minto II Contract. Such negotiations are ongoing and while no agreement has been reached on any modified terms, we believe it is likely that, should agreement be reached, any such amendment will reflect a reduction in the sales price and provide for a closing of the transaction by year end 2018. The Company believes that the reduced sales price may be approximately $26 million to $27 million, but there can be no assurances that we will be able to reach agreement on a modification of the terms of the Minto II Contract, or that if we should reach agreement, what impact there will be on the timing of closing the sale.

Effective as of August 4, 2017, the Company entered into amendments (the “Amendments”) to the employment agreements and certain stock option award agreements and restricted share award agreements (the “Equity Award Agreements”) of Messrs. Albright, Patten and Smith.

The employment agreements and Equity Award Agreements of Messrs. Albright, Patten and Smith were amended to add to the definition of “Change in Control” a change in the composition of a majority of the members of the Company’s board of directors during any 12-month period unless the appointment or election of such members was approved by a vote of at least two-thirds of those individuals who were directors immediately prior to such appointment or election.

Prior to the Amendments, certain Equity Award Agreements of Messrs. Albright, Patten and Smith provided that the awards granted thereunder would vest on a change in control of the Company regardless of whether a subsequent termination or resignation occurred. These award agreements were amended to provide that the awards will fully vest following a change in control only if the executive’s employment is terminated without cause or if he resigns for good reason (as such terms are defined in his employment agreement), in each case, at any time during the 24-month period following the change in control. The Company is currently evaluating the impact, if any, of the modification of the Equity Award Agreements for the valuations established at the original grant dates and therefore the potential impact on compensation.

Mr. Albright’s employment agreement was amended to provide that, upon his termination of employment without cause or his resignation for good reason (as such terms are defined therein), in each case, at any time during the 24-month period following a change in control, he will be entitled to receive severance in an amount equal to 275% of the sum of his then-current annual base salary and annual target bonus.

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

OVERVIEW

We are a diversified real estate operating company. We own and manage thirty-six commercial real estate properties in eleven states in the United States. As of June 30, 2017, we owned twenty-four single-tenant and twelve multi-tenant income-producing properties with over 1.9 million square feet of gross leasable space. We also own and manage a portfolio of undeveloped land totaling approximately 8,100 acres in the City of Daytona Beach, Florida (the “City”). As of June 30, 2017, we have three commercial loan investments including one fixed-rate and one variable–rate mezzanine commercial mortgage loan, and a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan. We have golf operations which consist of the LPGA International Golf Club, which is managed by a third party. We also lease some of our land for nineteen billboards, have agricultural operations that are managed by a third party, which consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage Subsurface Interests (hereinafter defined). The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Income Property Operations. We have pursued a strategy of investing in income-producing properties, when possible by utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes.

During the six months ended June 30, 2017, the Company acquired three single-tenant income properties and two multi-tenant income properties, for an aggregate purchase price of approximately $40.0 million, or an aggregate acquisition cost of approximately $40.7 million including capitalized acquisition costs.

Our current portfolio of twenty-four single-tenant income properties generates approximately $14.8 million of revenues from lease payments on an annualized basis and had an average remaining lease term of 9.3 years as of June 30, 2017. Our current portfolio of twelve multi-tenant properties generates approximately $10.5 million of revenue from lease payments on an annualized basis and has a weighted average remaining lease term of 4.4 years as of June 30, 2017. We expect to continue to focus on acquiring additional income-producing properties during fiscal year 2017, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing investments, we have self-developed five of our multi-tenant properties which are located in Daytona Beach, Florida, four of which we still own as of June 30, 2017. The first self-developed property, located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida, is an approximately 22,000 square foot, two-story, building, known as the Concierge Office Building, which was approximately 91% leased as of June 30, 2017. The second two properties, known as the Mason Commerce Center, consists of two buildings totaling approximately 31,000 square-feet (15,360 each), which were 100% leased as of June 30, 2017. During the year ended December 31, 2014, construction was completed on two additional properties, known as the Williamson Business Park, which are adjacent to the Mason Commerce Center. One of the two 15,360 square-foot Williamson Business Park buildings was sold in April 2016. The remaining Williamson Business Park building was approximately 50% leased as of June 30, 2017. The Company plans to occupy the remaining 50% of the property beginning in the third quarter of 2017 as its new corporate office.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. No income-producing properties were disposed of during the six months ended June 30, 2017.

Real Estate Operations.  As of June 30, 2017, the Company owned approximately 8,100 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Currently, the majority of this land is used for agricultural purposes. Approximately 1,100 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 7,000 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,100 acres, primarily an 850-acre parcel and three smaller parcels, which are located further west of Interstate 95 and a few miles north of Interstate 4 and this land is generally well suited for industrial purposes.

Real estate operations revenue consisted of the following for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue Description	($000's)	($000's)	($000's)	($000's)
Land Sales Revenue	$10,858	$—	$39,564	$190
Tomoka Town Center - Percentage of Completion Revenue	—	3,843	—	12,802
Revenue from Reimbursement of Infrastructure Costs	955	—	1,276	—
Impact Fee and Mitigation Credit Sales	1,222	167	1,439	272
Subsurface Revenue	222	764	453	1,072
Total Real Estate Operations Revenue	$13,257	$4,774	$42,732	$14,336

The Tomoka Town Center consists of approximately 235 acres of which approximately 180 acres are developable. During 2015 and 2016, land sales with a gross sales price totaling approximately $21.4 million within the Tomoka Town Center consisted of sales of approximately 99 acres to Tanger, Sam’s Club, and North American Development Group (“NADG”) (the “Tomoka Town Center Sales Agreements”). The Company performed certain infrastructure work, beginning in the fourth quarter of 2015 through completion in the fourth quarter of 2016, which required the sales price on the Tomoka Town Center Sales Agreements to be recognized on the percentage-of-completion basis. As the infrastructure work was completed in the fourth quarter of 2016, all revenue related to the Tomoka Town Center Sales Agreements had been recognized as of December 31, 2016. The timing of the remaining reimbursements for the cost of the infrastructure work which totals approximately $2.4 million is more fully described in Note 9, “Other Assets.”

During the three months ended June 30, 2017, the Company completed the sale of approximately 19 acres to NADG (the “Third NADG Land Sale”). The remaining developable acreage of approximately 62 acres is currently under contract with NADG as described in the land pipeline in Note 18, “Commitment and Contingencies.”

Land Sales. During the three months ended June 30, 2017, a total of approximately 81 acres were sold for approximately $10.9 million, and during the six months ended June 30, 2017, a total of approximately 1,669 acres were sold for approximately $39.6 million, as described below:

					Gross Sales	Price per Acre	Gain
			Date of	No. of	Price	($ Rounded	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	000's)	($000's)
1	Minto Communities, LLC	West of I-95	02/10/17	1,581.00	$27,151	$17,000	$20,041
2	Commercial	East of I-95	03/22/17	6.35	1,556	245,000	11
		Subtotal - Q1 2017		1,587.35	28,707	18,000	20,052

3	Commercial	East of I-95	04/05/17	27.50	3,218	117,000	2,955
4	Commercial	East of I-95	04/13/17	4.50	1,235	274,000	22
5	Commercial	West of I-95	04/25/17	30.00	2,938	98,000	627
6	Third NADG Land Sale	East of I-95	06/27/17	19.43	3,467	178,000	3,263	(1)
		Subtotal - Q2 2017		81.43	10,858	133,000	6,867

		YTD Q2 2017		1,668.78	$39,565	$24,000	$26,919

(1)	The gain of approximately $3.3 million on the Third NADG Land Sale includes an infrastructure reimbursement payment of approximately $955,000 received in conjunction with the closing on June 27, 2017.

There were no land sales during the three months ended June 30, 2016. However, a total of approximately 7.5 acres were sold during the six months ended June 30, 2016 for approximately $2.2 million as described below:

					Gross Sales		Gain
			Date of	No. of	Price (1)	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Commercial / Retail	East of I-95	02/12/16	3.1	$190	$61,000	$145
2	NADG - OutParcel	East of I-95	03/30/16	4.4	2,000	455,000	1,304
				7.5	$2,190	$292,000	$1,449

(1)

Land Sales Revenue for the six months ended June 30, 2016 is equal to the Gross Sales Price of land sales of $2.19 million, less the $2.0 million sales price for the NADG – OutParcel, as the NADG – OutParcel revenue is included in Tomoka Town Center – Percentage of Completion Revenue.

As of August 9, 2017, the Company’s pipeline of potential land sales transactions included the following seven definitive purchase and sale agreements with seven different buyers, representing approximately 26% of our land holdings:

			Contract
		No. of	Amount	Price	Estimated
	Contract (or Buyer) / Parcel	Acres	($000's)	per Acre	Timing
1	Minto II (AR Residential) (1)	1,686	$31,360	$19,000	'18 - '19
2	Mixed-Use Retail (NADG)	62	16,963	273,000	'17 - '18
3	Commercial/Retail - Buc'ees (2)	35	14,000	400,000	'18 - '19
4	Residential (SF)	129	2,750	21,000	'18 - '19
5	Commercial/Retail	9	2,700	300,000	'18 - '19
6	ICI (SF) - Option Parcel	146	1,400	10,000	'18 - '19
7	Commercial/Retail	5	300	60,000	'17
	Total (Average)	2,072	$69,473	$34,000

(1)	For a description of the potential adjustment in the sales price for the Minto II Contract, see Note 21, “Subsequent Events.”
(2)	Contract amount and price per acre may be reduced by potential costs incurred for wetlands mitigation, if any.

As noted above, these agreements contemplate closing dates ranging from the third quarter of 2017 through fiscal year 2019. The Company expects some of the transactions to close in 2017, although some of the buyers are not contractually obligated to close until after 2017. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City of Daytona Beach, and other permitting activities with other applicable governmental authorities. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

Land Impairments. There were no impairment charges on the Company’s undeveloped land during the six months ended June 30, 2017.

Beachfront Venture. During the year ended December 31, 2015, the Company acquired, through a real estate venture with an unaffiliated third party institutional investor, an interest in approximately six acres of vacant beachfront property located in Daytona Beach, Florida. The property was acquired for approximately $11.3 million of which the Company contributed approximately $5.7 million. As of December 31, 2015, the real estate venture was fully consolidated as the Company determined that it was the primary beneficiary of the variable interest entity. On November 17, 2016, the Company acquired the unaffiliated third party’s 50% interest for approximately $4.8 million, a discount of approximately $879,000. The discount was recorded through equity on the consolidated balance sheet during the year ended December 31, 2016. The Company evaluated its interest in the six-acre vacant beachfront property for impairment and determined that no impairment was necessary as of December 31, 2016. As the Company owns the entire real estate venture as of June 30, 2017, there is no longer a consolidated VIE.

The cost basis of the six acre vacant beachfront property asset totaled approximately $11.7 million as of June 30, 2017 which includes costs for entitlement. The beachfront property received approval of the rezoning and entitlement of the site to allow for the development of two restaurants and also for up to approximately 1.2 million square feet of vertical density. In the first quarter of 2017, the Company executed a 15-year lease agreement with the operator of LandShark Bar & Grill, for an approximately 6,264 square foot restaurant property the Company will develop on the parcel. The annual rent under the lease is based on a percentage of the tenant’s net operating income (“NOI”) until the Company has received its investment basis in the property and thereafter, the Company will receive a lower percentage of the tenant’s NOI during the remaining lease term. In the second quarter of 2017, the Company executed a 15-year lease agreement with the tenant, Cocina 214 Restaurant & Bar, for the second restaurant property to be developed on the parcel. The annual rent is equal to the greater of $360,000 per year or a certain percentage of gross sales. The lease also provides for additional percentage rent upon the achievement of certain gross sales thresholds. The Company has incurred approximately $446,000 related to the design phase of the restaurants as of June 30, 2017. See Note 18, “Commitment and Contingencies” for the expected total cost of the restaurant build phase.  The Company expects the development of the two restaurant properties to be completed in time for the tenants to commence operations during the first quarter of 2018.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $632,000 and mitigation credits with a cost basis of approximately $883,000 for a combined total of approximately $1.5 million as of June 30, 2017. During the three months ended June 30, 2017, the Company sold mitigation credits to Minto Communities, LLC for approximately $1.1 million, for a gain of approximately $932,000, or $0.10 per share, after tax. Additionally, the Company recorded the transfer of mitigation credits with a cost basis of approximately $298,000 as a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, as more fully described in Note 18, “Commitments and Contingencies.” As of December 31, 2016, the Company owned impact fees with a cost basis of approximately $925,000 and mitigation credits with a cost basis of approximately $1.4 million for a combined total of approximately $2.3 million. During the six months ended June 30, 2017 and 2016, the Company received cash payments of approximately $291,000 and $272,000, respectively, for impact fees with a cost basis that was generally of equal value.

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

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the three months ended June 30, 2017 and 2016, lease income of approximately $201,000 and $303,000, respectively, was recognized. For the six months ended June 30, 2017 and 2016, lease income of approximately $400,000 and $606,000, respectively, was recognized. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2017 or, if renewed, on similar terms or conditions.

During the six months ended June 30, 2017 and 2016, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $18,000 and $11,000, during the three months ended June 30, 2017 and 2016, respectively. Revenues received from oil royalties totaled approximately $49,000 and $16,000, during the six months ended June 30, 2017 and 2016, respectively.

The Company is not prohibited from the disposition of any or all of its Subsurface Interests. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments such as income-producing properties. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee based on a percentage of the surface value. Cash payments for the release of surface entry rights totaled approximately $450,000 during the six months ended June 30, 2016, which is included in revenue from real estate operations. There were no releases of surface entry rights during the six months ended June 30, 2017.

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

The Company entered into a management agreement with an affiliate of ClubCorp America (“ClubCorp”), effective January 25, 2012, to manage the LPGA International golf and clubhouse facilities. ClubCorp owns and operates clubs and golf courses worldwide and brings substantial golf and club management expertise and knowledge to the LPGA International golf operations, including the utilization of national marketing capabilities, aggregated purchasing programs, and implementation of an affiliate member program. We believe the membership levels benefit from access to other member clubs in the ClubCorp affiliate program. Effective May 1, 2016, the Company and ClubCorp entered into the first amendment of the management agreement to extend the term of the management agreement from December 27, 2016 to September 30, 2022.

In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Lease Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, remained at $250,000 for the remainder of the lease term and any extensions would have been subject to an annual rate increase of 1.75% beginning September 1, 2013. As described below, on  January 24, 2017, the Company acquired the land and improvements comprising the golf courses, previously leased from the City, for approximately $1.5 million (the “Golf Course Land Purchase”). In conjunction with the Golf Course Land Purchase, the lease between the Company and the City was terminated. Therefore, during the first quarter of 2017, the Company eliminated the remaining accrued liability of approximately $2.2 million,  resulting in the recognition of approximately $0.40 per share in non-cash earnings, or $0.24 per share after tax, which comprises the land lease termination in the consolidated statements of operations.  The $2.2 million consisted of approximately $1.7 million which reflects the acceleration of the remaining amount of accrued rent that was no longer owed to the City as a result of the Lease Amendment, which prior to the Golf Course Land Purchase was being recognized into income over the remaining lease term which was originally to expire in 2022. The remaining approximately $500,000 reflects the amount of rent accrued pursuant to the lease, as amended, which will no longer be owed to the City due to the lease termination on January 24, 2017.

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

As of June 30, 2017, the Company owned three performing commercial loan investments which have an aggregate outstanding principal balance of approximately $24.0 million. These loans are secured by real estate, or the borrower’s equity interest in real estate, located in Dallas, Texas, Sarasota, Florida, and Atlanta, Georgia, and have an average remaining maturity of approximately 0.8 years and a weighted average interest rate of 9.2%. One of the loans has two 1-year extensions remaining available at the borrower’s election which would extend the remaining maturity of this portfolio to approximately 1.6 years, for which one of the 1-year extensions was exercised subsequent to June 30, 2017 which included the rate increasing by 25 basis points.

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

SUMMARY OF OPERATING RESULTS FOR THE QUARTER ENDED JUNE 30, 2017 COMPARED TO JUNE 30, 2016

REVENUE

Total revenue for the three months ended June 30, 2017 and 2016 is presented in the following summary and indicates the changes as compared to three months ended June 30, 2016:

	Revenue for	Revenue for
	Three Months	Three Months	Increase (Decrease)
	Ended	Ended	Vs. Same Period	Vs. Same Period
Operating Segment	6/30/2017	6/30/2016	in 2016	in 2016 (%)
Income Properties	$7,565,007	$6,033,082	$1,531,925	25%
Interest Income from Commercial Loan Investments	553,159	635,050	(81,891)	-13%
Real Estate Operations	13,257,355	4,774,620	8,482,735	178%
Golf Operations	1,383,513	1,412,196	(28,683)	-2%
Agriculture & Other Income	78,749	18,990	59,759	315%
Total Revenue	$22,837,783	$12,873,938	$9,963,845	77%

Total revenue for the quarter ended June 30, 2017 increased to approximately $22.8 million from approximately $12.9 million during the same period in 2016, an increase of approximately $10.0 million, or 77%. This increase was primarily the result of the following elements of the Real Estate Operations and the Income Property Operations, respectively:

	Revenue for	Revenue for
	Three Months	Three Months	Increase (Decrease)
	Ended	Ended	Vs. Same Period	Vs. Same Period
	6/30/2017	6/30/2016	in 2016	in 2016
Real Estate Operations Revenue	($000's)	($000's)	($000's)	(%)
Land Sales Revenue	$10,858	$—	$10,858	100%
Tomoka Town Center - Percentage of Completion Revenue	—	3,843	(3,843)	-100%
Revenue from Reimbursement of Infrastructure Costs	955	—	955	100%
Impact Fee and Mitigation Credit Sales	1,222	167	1,055	632%
Subsurface Revenue	222	764	(542)	-71%
Total Real Estate Operations Revenue	$13,257	$4,774	$8,483	178%

	Revenue for	Revenue for
	Three Months	Three Months	Increase (Decrease)
	Ended	Ended	Vs. Same Period	Vs. Same Period
	6/30/2017	6/30/2016	in 2016	in 2016
Income Property Operations Revenue	($000's)	($000's)	($000's)	(%)
Q4 2016 and YTD 2017 Acquisitions	$1,335	$—	$1,335	100%
Revenue from The Grove at Winter Park	133	26	107	412%
Revenue from Remaining Portfolio	5,547	5,451	96	2%
Accretion of Above Market/Below Market Intangibles	550	556	(6)	-1%
Total Income Property Operations Revenue	$7,565	$6,033	$1,532	25%

NET INCOME

Net income and basic net income per share for the quarter ended June 30, 2017, compared to the same period in 2016, was as follows:

	Three Months	Three Months	Increase (Decrease)
	Ended	Ended	Vs. Same Period	Vs. Same Period
	6/30/2017	6/30/2016	in 2016	in 2016
Net Income	$3,678,908	$1,570,443	$2,108,465	134%
Basic Earnings Per Share	$0.67	$0.28	$0.39	139%

The above results for the second quarter of 2017,  compared to the same period in 2016, reflected the following operating elements:

•	The approximately $10.0 million increase in revenues as described above;
•

An increase in direct cost of revenues of approximately $5.0 million primarily related to the increase in the direct cost of revenues for the real estate operations of approximately $4.7 million, which primarily reflects the increase of approximately $3.7 million in cost basis related to the increased land sales during the quarter;

•

The sale of mitigation credits to Minto Communities, LLC during the second quarter of 2017 for revenue of approximately $1.1 million and a gain of approximately $932,000, or $0.10 per share, after tax;

•	An increase in general and administrative expenses of approximately $828,000 primarily related to the legal and other costs related to our contested election of directors at our 2017 annual meeting;
•	An increase in depreciation and amortization of approximately $1.4 million resulting from the growth in our income property portfolio; and
•

Income of approximately $1.4 million recognized in the second quarter of 2016 connection with the Company’s disposition of four single-tenant income properties offset by the recognition of approximately $2.0 million in impairment charges in the second quarter of 2016.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $7.6 million and $5.9 million, respectively, during the quarter ended June 30, 2017, compared to total revenue and operating income of approximately $6.0 million and $4.8 million, respectively, for the quarter ended June 30, 2016. The direct costs of revenues for our income property operations totaled approximately $1.6 million and $1.2 million for the three months ended June 30, 2017 and 2016, respectively. The increase in revenues of approximately $1.5 million, or 25%, during the quarter ended June 30, 2017 reflects our expanded portfolio of income properties including increases of approximately $1.3 million due to our recent acquisitions in the second half of 2016 and the first six months of 2017, and increase of approximately $107,000 in revenue generated by our multi-tenant property, the Grove at Winter Park in Winter Park, Florida, and a slight increase of approximately $96,000 from our in-place portfolio. Revenue from our income properties during the quarters ended June 30, 2017 and 2016 also includes approximately $550,000 and $556,000, respectively, in revenue from the accretion of the below-market lease intangible, which is primarily attributable to the Wells Fargo property. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $425,000 in our direct costs of revenues which was primarily comprised of approximately $280,000 in increased operating expenses related to our recent acquisitions mentioned previously in late 2016 and year-to-date in 2017 and approximately $85,000 in increased property taxes and repairs at two of our office properties.

REAL ESTATE OPERATIONS

During the quarter ended June 30, 2017, operating income from real estate operations was approximately $7.5 million on revenues totaling approximately $13.3 million. During the quarter ended June 30, 2016, operating income was approximately $3.6 million on revenues totaling approximately $4.8 million. The increase in revenue of approximately $8.5 million and operating income of approximately $3.8 million is primarily attributable to the revenue totaling approximately $10.9 million in land sales which closed during the quarter ended June 30, 2017. These were offset by the revenue recognized utilizing percentage of completion during the quarter ended June 30, 2016 on the sales within the Town Center which closed during the fourth quarter of 2015 and the first quarter of 2016, of approximately $3.8 million. The increase of approximately $4.7 million in direct costs of real estate operations is primarily the result of the increase of approximately $3.7 million in the cost basis and approximately $388,000 in closing and other costs recognized during the second quarter of 2017 related to the land sales closed during quarter.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $1.4 million for the three months ended June 30, 2017 and 2016, respectively. The total direct cost of golf operations revenues totaled approximately $1.4 million for the three months ended June 30, 2017 and 2016, respectively. The Company’s golf operations had a net operating loss of approximately $18,000 and approximately $35,000 during the three months ended June 30, 2017 and 2016, respectively, reflecting a slight improvement in operating results of approximately $17,000. The primary reason for the improved operating results was continued improvement in membership and private events revenue and management of operating costs offset by continued challenges in golf revenue due to fewer rounds which was impacted by adverse weather.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $553,000 and $635,000 during the three months ended June 30, 2017 and 2016, respectively. The decrease is attributable to approximately $109,000 of revenue in the second quarter of 2016 from the San Juan loan that was repaid during the second quarter of 2016.

AGRICULTURE AND OTHER INCOME

For the three months ended June 30, 2017 and 2016, revenues from agriculture and other income totaled approximately $79,000 and $19,000, respectively, for which the increase is due to a timber harvesting contract that generated approximately $68,000 of revenue in the second quarter of 2017. For the three months ended June 30, 2017 and 2016, the direct cost of revenues totaled approximately $31,000 and $53,000, respectively, an improvement of approximately $22,000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled approximately $2.7 million and $1.9 million for the three months ended June 30, 2017 and 2016, respectively, an increase of approximately $828,000. Increased legal and other costs of approximately $862,000 resulted from the Company’s proxy contest in connection with the 2017 Annual Meeting of Shareholders, offset by the decrease in legal costs of approximately $140,000 related to the investigations conducted in connection with certain claims made by Wintergreen Advisers that were determined to be without merit. Non-cash stock compensation expense decreased by approximately $29,000 in the quarter.

GAINS ON DISPOSITION OF ASSETS AND IMPAIRMENT CHARGES

No income properties were disposed of during the three months ended June 30, 2017.  There were no impairment charges during the three months ended June 30, 2017.

Four income properties were disposed of during the three months ended June 30, 2016, of which three of the sales generated gains totaling approximately $1.4 million. The other sale during the three months ended June 30, 2016 was for a loss of approximately $210,000 which was recognized as an impairment charge during the three months ended March 31, 2016.  Also during the three months ended June 30, 2016, impairment charges totaling approximately $2.0 million were recognized on an income property held for sale as of June 30, 2016, which was subsequently sold in September 2016, and on certain land parcels that had been put under contract for sale which such parcels had been repurchased by the Company prior to 2011 and carried a higher basis.

INTEREST EXPENSE

Interest expense totaled approximately $2.1 million for the three months ended June 30, 2017 and 2016.

SUMMARY OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO JUNE 30, 2016

REVENUE

Total revenue for the six months ended June 30, 2017 and 2016 is presented in the following summary and indicates the changes as compared to six months ended June 30, 2016:

	Revenue for	Revenue for
	Six Months	Six Months	Increase (Decrease)
	Ended	Ended	Vs. Same Period	Vs. Same Period
Operating Segment	6/30/2017	6/30/2016	in 2016	in 2016 (%)
Income Properties	$14,638,247	$12,462,323	$2,175,924	17%
Interest Income from Commercial Loan Investments	1,089,648	1,516,295	(426,647)	-28%
Real Estate Operations	42,731,815	14,335,518	28,396,297	198%
Golf Operations	2,858,457	2,876,555	(18,098)	-1%
Agriculture & Other Income	232,900	37,682	195,218	518%
Total Revenue	$61,551,067	$31,228,373	$30,322,694	97%

Total revenue for the six months ended June 30, 2017 increased to approximately $61.6 million from approximately $31.2 million during the same period in 2016, an increase of approximately $30.3 million, or 97%. This increase was primarily the result of the following elements of the Real Estate Operations and the Income Property Operations, respectively:

	Revenue for	Revenue for
	Six Months	Six Months	Increase (Decrease)
	Ended	Ended	Vs. Same Period	Vs. Same Period
	6/30/2017	6/30/2016	in 2016	in 2016
Real Estate Operations Revenue	($000's)	($000's)	($000's)	(%)
Land Sales Revenue	$39,564	$190	$39,374	20723%
Tomoka Town Center - Percentage of Completion Revenue	—	12,802	(12,802)	-100%
Revenue from Reimbursement of Infrastructure Costs	1,276	—	1,276	100%
Impact Fee and Mitigation Credit Sales	1,439	272	1,167	429%
Subsurface Revenue	453	1,072	(619)	-58%
Total Real Estate Operations Revenue	$42,732	$14,336	$28,396	198%

	Revenue for	Revenue for
	Six Months	Six Months	Increase (Decrease)
	Ended	Ended	Vs. Same Period	Vs. Same Period
	6/30/2017	6/30/2016	in 2016	in 2016
Income Property Operations Revenue	($000's)	($000's)	($000's)	(%)
Q4 2016 and YTD 2017 Acquisitions	$2,330	$—	$2,330	100%
Revenue from The Grove at Winter Park	137	54	83	154%
Revenue from Remaining Portfolio	11,090	11,245	(155)	-1%
Accretion of Above Market/Below Market Intangibles	1,081	1,163	(82)	-7%
Total Income Property Operations Revenue	$14,638	$12,462	$2,176	17%

NET INCOME

Net income and basic net income per share for the six months ended June 30, 2017, compared to the same period in 2016, was as follows:

	Six Months		Six Months	Increase (Decrease)
	Ended		Ended	Vs. Same Period	Vs. Same Period
	6/30/2017		6/30/2016	in 2016	in 2016
Net Income	$16,425,300		$2,995,161	$13,430,139	448%
Basic Earnings Per Share	$2.95	(1)	$0.52	$2.43	467%

(1)

Includes $0.24 in non-cash earnings for the elimination of the accrued liability associated with the straight-line accounting for the land lease which was terminated as part of the acquisition of the LPGA International golf course land. This earnings impact was not included in the Company’s original 2017 guidance for earnings per share.

The above results for the six months ended June 30, 2017, compared to the same period in 2016, reflected the following operating elements:

•	The approximately $30.3 million increase in revenues as described above;
•

An increase in direct cost of revenues of approximately $12.2 million primarily related to the increase in the direct cost of revenues for the real estate operations of approximately $11.6 million, which primarily reflects an increase of approximately $9.5 million in cost basis related to the increased land sales during the quarter;

•

The sale of mitigation credits to Minto Communities, LLC during the second quarter of 2017 for revenue of approximately $1.1 million and a gain of approximately $932,000, or $0.10 per share, after tax;

•

A decrease in general and administrative expenses of approximately $749,000 primarily related to a reduction in stock compensation costs of approximately $1.7 million offset by an increase of approximately $1.1 million in the legal and other costs related to our contested election of directors at our 2017 annual meeting in excess of the legal costs we incurred in 2016 related to certain shareholder matters;

•	An increase in depreciation and amortization of approximately $2.1 million resulting from the growth in our income property portfolio;
•	Income of approximately $2.2 million related to the LPGA transaction; and
•

Income of approximately $1.4 million recognized in 2016 connection with the Company’s disposition of four single-tenant income properties offset by the recognition of approximately $2.2 million in impairment charges during the six months ended June 30, 2016.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $14.6 million and $11.6 million, respectively, during the six months ended June 30, 2017, compared to total revenue and operating income of approximately $12.5 million and $10.1 million, respectively, for the six months ended June 30, 2016. The direct costs of revenues for our income property operations totaled approximately $3.0 million and $2.4 million for the six months ended June 30, 2017 and 2016, respectively. The increase in revenues of approximately $2.2 million, or 18%, during the six months ended June 30, 2017 reflects our expanded portfolio of income properties including increases of approximately $2.3 million due to our recent acquisitions in the second half of 2016 and the first six months of 2017 and an increase of approximately $83,000 from our multi-tenant property, the Grove at Winter Park in Winter Park, Florida. Revenue from our income properties during the six months ended June 30, 2017 and 2016 also includes approximately $1.1 million and $1.2 million, respectively, in revenue from the accretion of the below-market lease intangible, which is primarily attributable to the Wells Fargo property. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $660,000 in our direct costs of revenues related to our recent acquisitions mentioned previously in late 2016 and year-to-date in 2017 and approximately $133,000 in increased property taxes and repairs primarily at two of our office properties.

REAL ESTATE OPERATIONS

During the six months ended June 30, 2017, operating income from real estate operations was approximately $27.8 million on revenues totaling approximately $42.7 million. During the six months ended June 30, 2016, operating income was approximately $11.0 million on revenues totaling approximately $14.3 million. The increase in revenue of approximately $28.4 million and operating income of approximately $16.8 million is primarily attributable to the revenue totaling approximately $39.6 million recognized for the land sales completed in the first six months of 2017 including the sale of approximately 1,581 acres to Minto Communities for approximately $27.2 million which closed in the first quarter of 2017, the third land sale transaction completed with North American Development Group for approximately $3.3 million which closed in the second quarter of 2017, and the land sale to VanTrust of approximately 28 acres for approximately $3.2 million for the development of an approximately 400,000 square foot distribution center for B. Braun which also closed in the second quarter of 2017. The impact of the land sales were offset by the revenue recognized utilizing percentage of completion during the six months ended June 30, 2016 on the sales within the Town Center which closed during the fourth quarter of 2015 and the first quarter of 2016, of approximately $12.8 million. The increase of approximately $11.6 million in direct costs of real estate operations is primarily the result of the increase of approximately $9.5 million in the cost basis and approximately $1.4 million in closing and other costs recognized during the first six months of 2017 related to the land sales closed during that period.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $2.9 million for the six months ended June 30, 2017 and 2016, respectively. The total direct cost of golf operations revenues totaled approximately $2.9 million for the six months ended June 30, 2017 and 2016, respectively. The Company’s golf operations had a net operating loss of approximately $42,000 and net operating income of approximately $25,000 during the six months ended June 30, 2017 and 2016, respectively, a decrease in operating results of approximately $67,000. The primary reason for the decreased operating results was continued challenges in golf revenue due to fewer rounds which was impacted by adverse weather and the rate per round achieved, offset by improvement in membership and private events revenue and the management of operating costs.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $1.1 million and $1.5 million during the six months ended June 30, 2017 and 2016, respectively. The decrease is attributable to approximately $466,000 of revenue in the first six months of 2016 from the San Juan loan that was repaid during the latter part of the second quarter of 2016.

AGRICULTURE AND OTHER INCOME

For the six months ended June 30, 2017 and 2016, revenues from agriculture and other income totaled approximately $233,000 and $38,000, respectively, for which the increase is due to a timber harvesting contract during the first six months of 2017 that generated approximately $211,000 in revenue. For the six months ended June 30, 2017 and 2016, the direct cost of revenues totaled approximately $71,000 and $101,000, respectively an improvement of approximately $30,000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled approximately $5.9 million and $6.7 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of nearly $800,000. Non-cash stock compensation expense decreased by approximately $1.7 million, which in part, is due to the accelerated stock compensation expense of approximately $1.6 million recognized in the first quarter of 2016 relating to certain stock awards that were forfeited. The decreased stock compensation expenses were offset by an increase in legal and other costs of approximately $1.2 million which were specifically related to the Company’s proxy contest in connection with the 2017 Annual Meeting of Shareholders offset by the decrease in legal costs of approximately $750,000 related to the investigations conducted in connection with certain claims made by Wintergreen Advisers that were determined to be without merit.

GAINS ON DISPOSITION OF ASSETS AND IMPAIRMENT CHARGES

No income properties were disposed of during the six months ended June 30, 2017.  There were no impairment charges during the six months ended June 30, 2017.

Four income properties were disposed of during the six months ended June 30, 2016, of which three of the sales generated gains totaling approximately $1.4 million. The other sale during the six months ended June 30, 2016 was for a loss of approximately $210,000 which was recognized as an impairment charge during the three months ended March 31, 2016.  Also during the six months ended June 30, 2016, impairment charges totaling approximately $2.0 million were recognized on an income property held for sale as of June 30, 2016, which was subsequently sold in September 2016, and on certain land parcels that had been put under contract for sale which such parcels had been repurchased by the Company prior to 2011 and carried a higher basis, for total impairment charges of approximately $2.2 million during the six months ended June 30, 2016.

INTEREST EXPENSE

Interest expense totaled approximately $4.2 million for the six months ended June 30, 2017 and 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled approximately $7.2 million at June 30, 2017, excluding restricted cash. Restricted cash totaled approximately $4.7 million at June 30, 2017 of which approximately $3.4 million of cash is being held in escrow, to be reinvested through the like-kind exchange structure into an income property. Approximately $334,000 is being held in a reserve account primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013; approximately $835,000 is being held in three separate escrow accounts related to three separate land transactions of which one closed in each of December 2013, December 2015, and February 2017; and approximately $134,000 is being held in a reserve primarily for certain required tenant improvements for the Lowe’s in Katy, Texas.

Our total cash balance at June 30, 2017 benefited from cash flows provided by our operating activities totaling approximately $45.3 million during the six months then ended, compared to the prior year’s cash flows used in operating activities totaling approximately $2.2 million operations in the same period, of which the increase is primarily the result of our increase in net income of approximately $13. million, the portion of our income tax expense that is deferred pursuant to the 1031 like-kind exchange structure an increase totaling approximately $8.9 million, and the changes in our assets and liabilities during the period including the reduction of our land basis attributable to the land sales in 2017 representing an increase of approximately $16.3 million versus 2016 and a smaller decrease in our deferred revenues in 2017 versus the same period of 2016 representing a difference of approximately $9.0 million which pertains to the percentage of completion of revenue that was recognized largely in 2016 relating to land sales in late 2015 and early 2016.

Our cash flows used in investing activities totaled approximately $41.5 million for the six months ended June 30, 2017, compared to the prior year’s cash flows provided by investing activities totaling approximately $40.0 million in the same period, a decrease of approximately $81.5 million. The decrease in cash provided by investing activities reflects the investment of approximately $46.6 million to acquire five income properties in 2017 and the cash provided from our investing activities through the first six months of 2016 relating to the approximately $18.8 million in income property dispositions, the approximately $14.3 million pay-off of one of our loan investments, and the approximately $6.3 million in proceeds from the liquidation of our investment securities. In addition, a net increase in restricted cash of  approximately $1.6 million in the first six months of 2017 versus the same period in 2016, due, primarily, to the timing of the completion of certain 1031 transactions was an offset to the decrease in cash provided by investing activities.

Our cash flows used in financing activities totaled approximately $4.4 million for the six months ended June 30, 2017, compared to the same period in the prior year totaling approximately $17.1 million, a decrease of approximately $12.6 million. The decrease in cash used in financing activities is primarily related to borrowing activities whereby in the first six months of 2017 net proceeds related to long-term debt totaled approximately $1.7 million while in the same period in 2016 there were net payments on long-term debt which totaled approximately $13.3 million, a difference year-over-year of approximately $15.0 million. In addition, the decrease during the six months ended June 30, 2017 resulted from our increased level of stock buybacks which increased by approximately $2.5 million versus the same period in 2016.

Our long-term debt balance, at face value, totaled approximately $173.3 million at June 30, 2017, representing an increase of approximately $1.7 million from the face value balance of approximately $171.6 million at December 31, 2016. The increase was due to the approximately $1.7 million in net draws on our revolving credit facility.

As of June 30, 2017, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility	$36,000,000	August 2018	30 ‑day LIBOR plus 1.35% -2.25%
Mortgage Note Payable (originated with UBS)	7,300,000	February 2018	3.655%
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo)	25,000,000	April 2021	30 ‑day LIBOR plus 1.90%
4.50% Convertible Senior Notes due 2020, net of discount	75,000,000	March 2020	4.500%
Total Long-Term Face Value Debt	$173,300,000

The Company’s revolving credit facility (the “Credit Facility”), with Bank of Montreal (“BMO”) serving as the administrative agent for the lenders thereunder, is unsecured with regard to our income property portfolio but is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Wells Fargo and Branch Banking & Trust Company. The Credit Facility matures on August 1, 2018, with the ability to extend the term for 1 year.

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

At June 30, 2017, the current commitment level under the Credit Facility was $75.0 million. The available borrowing capacity under the Credit Facility was approximately $39.0 million, based on the level of borrowing base assets. As of June 30, 2017, the Credit Facility had a $36.0 million balance.

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

In addition to the Credit Facility, the Company has certain other borrowings, as noted in the table above, all of which are non-recourse.

The Company’s $7.3 million non-recourse first mortgage loan was originated with UBS Real Estate Securities Inc. and is secured by its interest in the two-building office complex leased to Hilton Resorts Corporation.

The Company’s $30.0 million non-recourse first mortgage loan was originated with Wells Fargo, and is secured by its interest in six income properties. The mortgage loan carries a fixed rate of 4.33% per annum during the first ten years of the term, and requires payments of interest only during the first ten years of the loan. After the tenth anniversary of the effective date of the loan, the cash flows, as defined in the related loan agreement, generated by the underlying six income properties must be used to pay down the principal balance of the loan until paid off or until the loan matures. The loan is fully pre-payable after the tenth anniversary of the effective date of the loan.

The Company’s $25.0 million non-recourse first mortgage loan was originated with Wells Fargo, and is secured by the Company’s income property leased to Wells Fargo located in Raleigh, North Carolina. The mortgage loan has a 5-year term with two years interest only, and interest and a 25-year amortization for the balance of the term.  The mortgage loan bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%.  The mortgage loan can be prepaid at any time subject to the termination of the interest rate swap.

The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. Since July of 2016, when the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend, the conversion rate has been adjusted with each successive quarterly dividend and is currently, after the second quarter 2017 dividend, equal to 14.5361 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.79 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Convertible Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Convertible Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the Convertible Notes prior to the stated maturity date and no sinking fund is provided for the Convertible Notes. The Convertible Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Convertible Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Convertible Notes. As of June 30, 2017, the unamortized debt discount of our Convertible Notes was approximately $3.5 million.

The Company was in compliance with all of its debt covenants as of June 30, 2017 and December 31, 2016.

Section 1031 Like-Kind Exchange. Our sources of liquidity include the release of restricted cash for Section 1031 like-kind exchange transactions upon completion of the exchange. As of June 30, 2017, approximately $3.4 million of cash was being held in escrow, which was reinvested through the like-kind exchange structure into an income property in April 2017.

Acquisitions and Investments. During the six months ended June 30, 2017, the Company acquired three single-tenant income properties and two multi-tenant income properties, for an aggregate purchase price of approximately $40.0 million, or an aggregate acquisition cost of approximately $40.7 million including capitalized acquisition costs. During the remainder of 2017, we are targeting investments totaling between approximately $10.0 million and $30.0 million in income-producing properties. We expect to fund these acquisitions utilizing our cash on hand; the available capacity under the credit facility; cash from operations; proceeds from land sales transactions, the dispositions of income properties and potentially the sale of our subsurface interests, each of which we expect will qualify under the like-kind exchange deferred-tax structure; and may include additional funding sources such as the sale of impact fees and mitigation credits. Subsequent to June 30, 2017, the Company is under contract to acquire certain income-producing properties; however, there can be no assurances regarding the likelihood or timing of any one of these potential acquisition transactions being completed or the final terms thereof.

Dispositions. There were no income property dispositions during the three or six months ended June 30, 2017.

Capital Expenditures. In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23-acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500.  The Company’s commitment to fund the improvement costs benefiting the remaining acres of Company land can be paid over five years from sales of the remaining land or at the end of the fifth year. In 2013 the Company deposited $283,500 of cash in escrow related to the improvements, which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of June 30, 2017 was approximately $287,000, including accrued interest. Accordingly, as of June 30, 2017, the remaining maximum commitment is approximately $690,000.

In conjunction with the Company’s sale of approximately 18.1 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of June 30, 2017 was approximately $125,000, including accrued interest. Accordingly, the Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s land parcel is approximately $125,000, to be paid from escrow upon completion.

The Company’s total construction estimate related to the capital expenditures to renovate The Grove at Winter Park property in Winter Park, Florida, which includes increases for tenant improvements pursuant to leases as they are executed, totaled approximately $3.7 million as of June 30, 2017. The Company has incurred approximately $3.4 million of the total construction estimate as of June 30, 2017, leaving a remaining commitment of approximately $314,000.

In conjunction with the Company’s January 2017 Golf Course Land Purchase, the Company agreed to renovate the greens on the Jones course within one year of the agreement. The Company executed an agreement for the completion of the greens renovation during the three months ended June 30, 2017 for a total cost of approximately $350,000. As of June 30, 2017, approximately $119,000 of the total cost has been incurred leaving a remaining commitment of approximately $231,000. The Company expects to incur the remaining cost of this renovation in the third quarter of 2017.

The Company executed an agreement for improvements at the grocery-anchored shopping center situated on approximately 10.3  acres in Fort Worth, Texas, known as the Westcliff property, during the three months ended June 30, 2017. Pursuant to the agreement, the total expected cost of the improvements is approximately $590,000, of which none has been incurred as of June 30, 2017.

The Company currently leases space for its corporate offices subject to a lease that expires on September 30, 2017. The Company does not intend to renew the existing lease and plans to build-out the remaining approximately 7,700 square feet at the Company’s Williamson Business Park property to relocate its corporate offices. The Company executed an agreement for the completion of the shell build out as well as tenant improvements of the Company’s new corporate office during the three months ended June 30, 2017, with a total expected cost of construction of approximately $678,000. As of June 30, 2017, approximately $538,000 of the total construction cost has been incurred, leaving a remaining commitment of approximately $140,000. The Company expects construction to be completed during the third quarter of 2017.

In conjunction with the Company’s development of two income properties, both restaurants, on the beach parcel as described in Note 4, “Land and Subsurface Interests,” the Company executed a contract with a third-party in the amount of approximately $872,000, in July 2017 to perform the work necessary to prepare the site (the “Site Work Contract”). No costs have been incurred to date related to the Site Work Contract. In addition to the Site Work Contract, through June 30, 2017, the Company has incurred approximately $446,000 related to the design of the two restaurant properties which is included in Construction in Progress on the Company’s consolidated balance sheet. Pursuant to the leases with tenants of the two restaurant properties, LandShark Bar & Grill and Cocina 214 Restaurant & Bar, and based on the Company’s current cost estimates, costs of approximately $4.7 million are expected to be incurred related to construction of the buildings and certain tenant improvements. As of the date of this report, construction contracts have not yet been executed for the construction of the two income properties. The total estimated cost to improve the land and develop the income properties is approximately $6.0 million. The Company expects the development of the two restaurant properties to be completed in time for the tenants to commence operations during the first quarter of 2018. Upon completion of the construction of the two income properties and commencement of the tenant leases, the total investment in the beach parcel will be classified as Income Properties, Land, Building, and Improvements, within the Property, Plant, and Equipment classification on the Company’s consolidated balance sheet.

As of June 30, 2017, we have no other contractual requirements to make capital expenditures.

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. The Company has funded approximately $1.1 million of the total $2.0 million of estimated costs through June 30, 2017. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $950,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates. During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $950,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of June 30, 2017, the Company determined approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract and, accordingly, no amounts related to such potential future costs have been accrued as of June 30, 2017.

During the period from the fourth quarter of 2015 through the first quarter of 2017, the Company received  communications from a single institutional shareholder, some of which have been filed publicly. In investigating the shareholder’s allegations contained in certain communications, pursuing the strategic alternatives process suggested by the shareholder, and engaging in a proxy contest, the Company has incurred costs of approximately $3.0 million, to date, through June 30, 2017. Approximately $1.6 million of the approximately $3.0 million was incurred during the six months ended June 30, 2017, of which approximately $1.2 million is specifically for legal representation and third party costs related to the proxy contest. To date, none of the shareholder’s allegations regarding inadequate disclosure or other wrong-doings by the Company or its directors or officers have been found to have any basis or merit; however, such costs could continue to be incurred and, while not reasonably estimable, may represent significant costs for the Company which  would have an adverse impact on the Company’s results of operations and cash flows.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with our cash on hand, cash flow from our operations, cash from the completion of 1031 like-kind exchanges, and the available borrowing capacity of approximately $39.0 million under the Credit Facility, based on the level of borrowing base assets, as of June 30, 2017.

In the fourth quarter of 2015, the Company announced a $10 million stock repurchase program (the “$10 Million Repurchase Program”). As of March 29, 2017, the $10 Million Repurchase Program had been completed. In the first quarter of 2017, the Company announced a new $10 million stock repurchase program (the “New $10 Million Repurchase Program”) of which approximately $2.9 million had been repurchased as of June 30, 2017. In the aggregate, during the six months ended June 30, 2017, under both programs, the Company repurchased 104,098 shares of its common stock on the open market for a total cost of approximately $5.5 million, or an average price per share of $52.96, and placed those shares in treasury.

Our Board of Directors and management consistently review the allocation of capital with the goal of maximizing the long-term return for our shareholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing stock, and retaining funds for reinvestment.

Otherwise, at least annually, the Board of Directors reviews our business plan and corporate strategies and makes adjustments as circumstances warrant.

Management’s focus is to continue to execute on our strategy, which is to monetize our land holdings and redeploy the proceeds, when possible from like-kind exchange transactions, and utilizing leverage including the borrowing capacity available under our Credit Facility and possibly the disposition or payoffs on our commercial loan investments to increase and diversify our portfolio of income-producing properties, to provide stabilized cash flows with good risk adjusted returns primarily in major metropolitan areas and growth markets.

We believe that we currently have a reasonable level of leverage. Proceeds from closed land transactions provide us with investible capital. Our strategy is to utilize leverage, when appropriate and necessary, and proceeds from land transactions, sales of income properties, and certain transactions in our subsurface interests, to acquire income properties. We may also acquire or originate commercial loan investments, invest in securities of real estate companies, or make other shorter term investments. Our targeted investment classes may include the following:

•	Single-tenant retail and office, double or triple net leased, properties in major metropolitan areas and growth markets;
•	Multi-tenant office and retail properties in major metropolitan areas and growth markets, typically stabilized;
•	Purchase or origination of ground leases;
•	Self-developed properties on Company owned land including select office, flex, industrial, and retail;
•	Joint venture development using Company owned land;
•	Origination or purchase of 1-10 year term loans with strong risk-adjusted yields with property types to include hotel, office, retail, land and industrial;
•	Select regional area investments using Company market knowledge and expertise to earn good risk-adjusted yields; and
•	Real estate related investment securities, including commercial mortgage backed securities, preferred or common stock, and corporate bonds.

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2016. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the six months ended June 30, 2017, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our credit facility, as this facility carries a variable rate of interest. Our borrowings on our $75.0 million revolving credit facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 135 basis points and 225 basis points based on our level of borrowing as a percentage of our total asset value. As of June 30, 2017, the outstanding balance on our credit facility was $36.0 million. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by approximately $360,000. The $25.0 million mortgage loan which closed on April 15, 2016, bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. By virtue of fixing the variable rate, our exposure to changes in interest rates is minimal but for the impact on Other Comprehensive Income. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of June 30, 2017, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the six months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 15, 2017, Wintergreen Advisers, LLC (“Wintergreen”) filed a complaint in the Circuit Court of the Seventh Judicial Circuit in Volusia County, Florida (the “Wintergreen Complaint”) against the Company and each of its directors. The Wintergreen Complaint sought an order compelling the Company to either include Wintergreen’s four director nominees, all of whom are employees or hired consultants of Wintergreen, in the Company’s proxy statement as nominees to be voted on at the Company’s 2017 Annual Meeting of Shareholders (the “2017 Annual Meeting”) or permit Wintergreen to bring their proposed nominees before the Company’s shareholders at the 2017 Annual Meeting. Although the Company’s Board of Directors believed that the Wintergreen Complaint had no legal merit, on March 6, 2017, the Company’s Board of Directors approved the Company’s entering into a Settlement Agreement.  Pursuant to the terms of the Settlement Agreement, Wintergreen’s nominees may stand for election at the 2017 Annual Meeting and the Company agreed not to amend its Bylaws prior to the 2017 Annual Meeting. The Wintergreen Complaint was voluntarily dismissed on April 4, 2017. At the 2017 Annual Meeting, the Company’s shareholders re-elected all seven of the Company’s nominees.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the six months ended June 30, 2017, which were not previously reported.

The following share repurchases were made during the six months ended June 30, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
1/1/2017 - 1/31/2017	2,062	$53.00	2,062	$2,487,759
2/1/2017 - 2/28/2017	4,847	53.71	4,847	2,227,447
3/1/2017 - 3/31/2017	49,334	51.85	49,334	9,669,489	(1)
4/1/2017 - 4/30/2017	18,305	53.90	18,305	8,682,860
5/1/2017 - 5/31/2017	25,262	54.13	25,262	7,315,342
6/1/2017 - 6/30/2017	4,288	53.93	4,288	7,084,085
Total	104,098	$52.96	104,098	$7,084,085

(1)	In March 2017, the Board approved the New $10 Million Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Effective as of August 4, 2017, the Company entered into amendments (the “Amendments”) to the employment agreements and certain stock option award agreements and restricted share award agreements (the “Equity Award Agreements”) of Messrs. Albright, Patten and Smith.

The employment agreements and Equity Award Agreements of Messrs. Albright, Patten and Smith were amended to add to the definition of “Change in Control” a change in the composition of a majority of the members of the Company’s board of directors during any 12-month period unless the appointment or election of such members was approved by a vote of at least two-thirds of those individuals who were directors immediately prior to such appointment or election.

Prior to the Amendments, certain Equity Award Agreements of Messrs. Albright, Patten and Smith provided that the awards granted thereunder would vest on a change in control of the Company regardless of whether a subsequent termination or resignation occurred. These award agreements were amended to provide that the awards will fully vest following a change in control only if the executive’s employment is terminated without cause or if he resigns for good reason (as such terms are defined in his employment agreement), in each case, at any time during the 24-month period following the change in control. The Company is currently evaluating the impact, if any, of the modification of the Equity Award Agreements for the valuations established at the original grant dates and therefore the potential impact on compensation.

Mr. Albright’s employment agreement was amended to provide that, upon his termination of employment without cause or his resignation for good reason (as such terms are defined therein), in each case, at any time during the 24-month period following a change in control, he will be entitled to receive severance in an amount equal to 275% of the sum of his then-current annual base salary and annual target bonus.

ITEM 6. EXHIBITS

(a) Exhibits:

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

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

August 9, 2017	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

August 9, 2017	By:	/s/ Mark E. Patten
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)