Form 10-Q
period 2017-09-30
CONSOLIDATED TOMOKA LAND CO
filed 2017-10-30
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 01-11350

CONSOLIDATED-TOMOKA LAND CO.

(Exact name of registrant as specified in its charter)

Florida	59-0483700
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1140 N. Williamson Blvd., Suite 140
Daytona Beach, Florida	32114
(Address of principal executive offices)	(Zip Code)

(386) 274-2202

(Registrant’s telephone number, including area code)

1530 Cornerstone Blvd., Suite 100 Daytona Beach, Florida 32117

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

Class of Common Stock Outstanding

October 20, 2017

$1.00 par value 5,581,733

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2017	December 31, 2016
ASSETS
Property, Plant, and Equipment:
Income Properties, Land, Buildings, and Improvements	$317,215,503	$274,334,139
Golf Buildings, Improvements, and Equipment	6,355,561	3,528,194
Other Furnishings and Equipment	652,479	1,032,911
Construction in Progress	6,246,950	5,267,676
Total Property, Plant, and Equipment	330,470,493	284,162,920
Less, Accumulated Depreciation and Amortization	(21,552,883)	(16,552,077)
Property, Plant, and Equipment—Net	308,917,610	267,610,843
Land and Development Costs	40,750,335	51,955,278
Intangible Lease Assets—Net	35,810,734	34,725,822
Impact Fee and Mitigation Credits	1,265,437	2,322,906
Commercial Loan Investments	11,910,611	23,960,467
Commercial Loan Investments - Held for Sale	15,000,000	—
Cash and Cash Equivalents	5,944,544	7,779,562
Restricted Cash	7,027,196	9,855,469
Refundable Income Taxes	1,510,712	943,991
Other Assets	8,573,622	9,469,088
Total Assets	$436,710,801	$408,623,426
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,307,813	$1,518,105
Accrued and Other Liabilities	7,382,898	8,667,897
Deferred Revenue	1,313,025	1,991,666
Intangible Lease Liabilities - Net	30,026,994	30,518,051
Accrued Stock-Based Compensation	69,877	42,092
Deferred Income Taxes—Net	63,458,746	51,364,572
Long-Term Debt	173,651,530	166,245,201
Total Liabilities	277,210,883	260,347,584
Commitments and Contingencies - See Note 18
Shareholders’ Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 6,026,610 shares issued and 5,581,235 shares outstanding at September 30, 2017; 6,021,564 shares issued and 5,710,238 shares outstanding at December 31, 2016	5,951,720	5,914,560
Treasury Stock – 445,375 shares at September 30, 2017; 311,326 shares at December 31, 2016	(22,434,800)	(15,298,306)
Additional Paid-In Capital	22,168,687	20,511,388
Retained Earnings	153,562,478	136,892,311
Accumulated Other Comprehensive Income	251,833	255,889
Total Shareholders’ Equity	159,499,918	148,275,842
Total Liabilities and Shareholders’ Equity	$436,710,801	$408,623,426

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Revenues
Income Properties	$7,928,258	$6,021,331	$22,566,505	$18,483,654
Interest Income from Commercial Loan Investments	637,801	534,212	1,727,449	2,050,507
Real Estate Operations	2,926,406	4,643,646	45,658,221	18,979,164
Golf Operations	797,420	1,001,368	3,655,877	3,877,923
Agriculture and Other Income	90,717	10,388	323,617	48,070
Total Revenues	12,380,602	12,210,945	73,931,669	43,439,318
Direct Cost of Revenues
Income Properties	(1,715,516)	(1,430,642)	(4,756,744)	(3,811,389)
Real Estate Operations	(459,169)	(1,257,183)	(15,408,547)	(4,638,865)
Golf Operations	(1,272,647)	(1,302,920)	(4,173,244)	(4,154,684)
Agriculture and Other Income	(18,874)	(52,894)	(89,847)	(153,599)
Total Direct Cost of Revenues	(3,466,206)	(4,043,639)	(24,428,382)	(12,758,537)
General and Administrative Expenses	(1,995,512)	(1,821,827)	(7,942,846)	(8,518,410)
Impairment Charges	—	—	—	(2,180,730)
Depreciation and Amortization	(3,161,169)	(1,945,460)	(9,139,434)	(5,818,386)
Gain (Loss) on Disposition of Assets	(266)	11,479,490	(266)	12,842,438
Land Lease Termination	—	—	2,226,526	—
Total Operating Expenses	(8,623,153)	3,668,564	(39,284,402)	(16,433,625)
Operating Income	3,757,449	15,879,509	34,647,267	27,005,693
Investment Income (Loss)	9,724	2,531	27,431	(561,162)
Interest Expense	(2,073,299)	(2,454,390)	(6,279,366)	(6,700,593)
Income Before Income Tax Expense	1,693,874	13,427,650	28,395,332	19,743,938
Income Tax Expense	(726,974)	(5,281,646)	(11,003,132)	(8,624,727)
Net Income	966,900	8,146,004	17,392,200	11,119,211
Less: Net Loss Attributable to Noncontrolling Interest in Consolidated VIE	—	15,010	—	36,964
Net Income Attributable to Consolidated-Tomoka Land Co.	$966,900	$8,161,014	$17,392,200	$11,156,175

Per Share Information- See Note 10:
Basic
Net Income Attributable to Consolidated-Tomoka Land Co.	$0.18	$1.44	$3.13	$1.96
Diluted
Net Income Attributable to Consolidated-Tomoka Land Co.	$0.18	$1.44	$3.13	$1.95

Dividends Declared and Paid	$0.05	$0.04	$0.13	$0.08

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net Income Attributable to Consolidated-Tomoka Land Co.	$966,900	$8,161,014	$17,392,200	$11,156,175
Other Comprehensive Income
Realized Loss on Investment Securities Sold (Net of Income Tax of $-0- and $222,025 for the nine months ended September 30, 2017 and 2016, respectively)	—	—	—	353,542
Unrealized Gain on Investment Securities (Net of Income Tax of $-0- and $210,652 for the nine months ended September 30, 2017 and 2016, respectively)	—	—	—	335,429
Cash Flow Hedging Derivative - Interest Rate Swap (Net of Income Tax of $3,720 and $69,100 for the three months ended September 30, 2017 and 2016, respectively, and Net of Income Tax of $(2,548) and $(141,450) for the nine months ended September 30, 2017 and 2016, respectively)	5,924	110,031	(4,056)	(225,240)
Total Other Comprehensive Income (Loss), Net of Income Tax	5,924	110,031	(4,056)	463,731
Total Comprehensive Income	$972,824	$8,271,045	$17,388,144	$11,619,906

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2017	$5,914,560	$(15,298,306)	$20,511,388	$136,892,311	$255,889	$148,275,842
Net Income	—	—	—	17,392,200	—	17,392,200
Stock Repurchase	—	(7,136,494)	—	—	—	(7,136,494)
Exercise of Stock Options	22,527	—	746,026	—	—	768,553
Vested Restricted Stock	13,298	—	(274,919)	—	—	(261,621)
Stock Issuance	1,335	—	71,887	—	—	73,222
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	1,114,305	—	—	1,114,305
Cash Dividends ($0.13 per share)	—	—	—	(722,033)	—	(722,033)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	(4,056)	(4,056)
Balance September 30, 2017	$5,951,720	$(22,434,800)	$22,168,687	$153,562,478	$251,833	$159,499,918

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2017	2016
Cash Flow from Operating Activities:
Net Income	$17,392,200	$11,119,211
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	9,139,434	5,818,386
Amortization of Intangible Liabilities to Income Property Revenue	(1,632,881)	(1,722,165)
Loan Cost Amortization	350,292	715,448
Amortization of Discount on Convertible Debt	888,851	833,903
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	266	(12,842,438)
Impairment Charges	—	2,180,730
Accretion of Commercial Loan Origination Fees	(10,144)	(164,893)
Amortization of Fees on Acquisition of Commercial Loan Investments	—	36,382
Discount on Commercial Loan Investment Payoff	—	217,500
Realized Loss (Gain) on Investment Securities	—	575,567
Deferred Income Taxes	12,090,118	8,648,705
Non-Cash Compensation	1,142,090	2,893,589
Decrease (Increase) in Assets:
Refundable Income Taxes	(566,721)	(1,072,888)
Land and Development Costs	11,204,943	(6,083,694)
Impact Fees and Mitigation Credits	1,057,469	491,999
Other Assets	895,466	(3,243,619)
Increase (Decrease) in Liabilities:
Accounts Payable	(210,292)	(173,258)
Accrued and Other Liabilities	(1,984,999)	(750,186)
Deferred Revenue	(678,641)	(11,692,910)
Net Cash Provided By (Used In) Operating Activities	49,077,451	(4,214,631)
Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities	(49,689,555)	(2,714,273)
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities through Business Combinations	—	(49,926,670)
Acquisition of Commercial Loan Investments	(2,940,000)	—
Decrease (Increase) in Restricted Cash	2,828,273	7,416,791
Proceeds from Sale of Investment Securities	—	6,252,362
Proceeds from Disposition of Property, Plant, and Equipment	—	49,253,982
Principal Payments Received on Commercial Loan Investments	—	14,282,500
Net Cash Provided By (Used In) Investing Activities	(49,801,282)	24,564,692
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	24,500,000	32,750,000
Payments on Long-Term Debt	(17,800,000)	(42,050,000)
Cash Paid for Loan Fees	(532,814)	(392,448)
Cash Proceeds from Exercise of Stock Options and Stock Issuance	841,775	57,127
Contributions from Noncontrolling Interest in Consolidated VIE	—	102,844
Cash Used to Purchase Common Stock	(7,136,494)	(5,484,295)
Cash from Excess Tax Benefit (Expense) from Vesting of Restricted Stock	—	302,352
Cash Paid for Vesting of Restricted Stock	(261,621)	(198,713)
Dividends Paid	(722,033)	(456,119)
Net Cash Used In Financing Activities	(1,111,187)	(15,369,252)
Net Increase (Decrease) in Cash	(1,835,018)	4,980,809
Cash, Beginning of Year	7,779,562	4,060,677
Cash, End of Period	$5,944,544	$9,041,486

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Income taxes refunded, net of payments made, totaled approximately $531,000 during the nine months ended September 30, 2017. Income taxes paid, net of income taxes refunded, totaled approximately $377,000 during the nine months ended September 30, 2016.

Interest totaling approximately $6.0 million was paid during the nine months ended September 30, 2017 and 2016.  Interest of approximately $124,000 was capitalized during the nine months ended September 30, 2017, while no interest was capitalized during the nine months ended September 30, 2016.

In connection with the Golf Course Land Purchase (hereinafter defined), each year the Company is obligated to pay the City an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharge paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was reflected as an increase in Golf Buildings, Improvements, and Equipment and also as an increase in Accrued and Other Liabilities on the accompany consolidated balance sheets as of September 30, 2017.

On September 16, 2016, the Company closed on the Portfolio Sale (hereinafter defined). The sales price on the Portfolio Sale was approximately $51.6 million, of which approximately $23.1 million was not received in cash at closing but rather the buyer assumed the Company’s $23.1 million mortgage loan secured by the Portfolio Sale properties. The non-cash transaction was reflected as a decrease in Long-Term Debt of approximately $23.1 million on the accompanying consolidated balance sheets as of September 30, 2016.

See Accompanying Notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS

Description of Business

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own and manage thirty-six commercial real estate properties in eleven states in the United States. As of September 30, 2017, we owned twenty-four single-tenant and twelve multi-tenant income-producing properties with over 1.9 million square feet of gross leasable space. We also own and manage a portfolio of undeveloped land totaling approximately 8,100 acres in the City of Daytona Beach, Florida (the “City”). As of September 30, 2017, we have four commercial loan investments including one fixed-rate and one variable–rate mezzanine commercial mortgage loan, a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan, and a fixed-rate first mortgage loan.  We have golf operations which consist of the LPGA International Golf Club, which is managed by a third party. We also lease some of our land for nineteen billboards, have agricultural operations that are managed by a third party, which consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage Subsurface Interests (hereinafter defined). The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

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

The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of September 30, 2017 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled approximately $7.0 million at September 30, 2017 of which approximately $5.5 million of cash is being held in escrow, to be reinvested through the like-kind exchange structure into one or more income properties. Approximately $415,000 is being held in a reserve account primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013; approximately $836,000 is being held in three separate escrow accounts related to three separate land transactions of which one closed in each of December 2013, December 2015, and February 2017; approximately $127,000 is being held in a reserve for interest and property taxes for the $3.0 million first mortgage loan investment originated in July 2017; and approximately $147,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo.

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

Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in investment income in the consolidated statements of operations. With respect to debt securities, when the fair value of a debt security classified as available-for-sale is less than its cost, management assesses whether or not: (i) it has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions are met, the Company must recognize an other-than-temporary impairment through earnings for the differences between the debt security’s cost basis and its fair value, and such amount is included in investment income in the consolidated statements of operations. There were no other-than-temporary impairments during the three or nine months ended September 30, 2017 or 2016. The Company completed the disposition of its remaining position in Investment Securities during the three months ended March 31, 2016 resulting in a loss of approximately $576,000. There were no Investment Securities remaining as of September 30, 2017 or 2016.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at September 30, 2017 and December 31, 2016, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s investments in variable rate commercial loans approximates fair value at September 30, 2017 and December 31, 2016, since the floating rates of the loans reasonably approximate current market rates for notes with similar risks and maturities. The carrying value of the Company’s credit facility approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loan investment, mortgage notes, and convertible debt is measured at fair value based on current market rates for financial instruments with similar risks and maturities. See Note 6, “Fair Value of Financial Instruments.”

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

Classification of Commercial Loan Investments

Loans held for investment are stated at the principal amount outstanding and include the unamortized deferred loan fees offset by any applicable unaccreted purchase discounts and origination fees, if applicable. Loans held for sale are classified separately and stated at the lower of cost or fair value once a decision has been made to sell loans not previously for sale. See Note 3, “Commercial Loan Investments” for two loans classified as held for sale as of September 30, 2017.

Commercial Loan Investment Impairment

For each of the Company’s commercial loans held for investment, the Company evaluates the performance of the collateral property and the financial and operating capabilities of the borrower/guarantor, in part to assess whether any deterioration in the credit has occurred, and for possible impairment of the loan. Impairment would reflect the Company’s determination that it is probable that all amounts due according to the contractual terms of the loan would not be collected. Impairment is measured based on the present value of the expected future cash flows from the loan discounted at the effective rate of the loan or the fair value of the collateral. Upon measurement of impairment, the Company would record an allowance to reduce the carrying value of the loan with a corresponding recognition of loss in the results of operations. Significant exercise of judgment is required in determining impairment, including assumptions regarding the estimate of expected future cash flows, collectability of the loan, the value of the underlying collateral and other provisions including guarantees. The Company has determined that, as of September 30, 2017 and December 31, 2016, no allowance for impairment was required.

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of tenant reimbursable expenses. Receivables related to tenant reimbursable expenses totaled approximately $303,000 and $125,000 as of September 30, 2017 and December 31, 2016, respectively.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled approximately $2.4 million and $3.8 million as of as of September 30, 2017 and December 31, 2016, respectively. As more fully described in Note 9, “Other Assets,” these accounts receivable are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015.

Trade accounts receivable primarily consist of receivables related to the golf operations, which are classified in other assets on the consolidated balance sheets. Trade accounts receivable related to golf operations, which primarily consist of amounts due from members or from private events, totaled approximately $219,000 and $326,000 as of September 30, 2017 and December 31, 2016, respectively.

The collectability of the aforementioned receivables is determined based on the aging of the receivable and a review of the specifically identified accounts using judgments. As of September 30, 2017 and December 31, 2016, no allowance for doubtful accounts was required.

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

NOTE 2. INCOME PROPERTIES

During the nine months ended September 30, 2017, the Company acquired three single-tenant income properties and two multi-tenant income properties, for an aggregate purchase price of approximately $40.0 million, or an aggregate acquisition cost of approximately $40.7 million including capitalized acquisition costs. Of the total acquisition cost, approximately $18.0 million was allocated to land, approximately $19.3 million was allocated to buildings and improvements, approximately $4.9 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees and above market lease value, and approximately $1.5 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was approximately 9.8 years at acquisition. The properties acquired during the nine months ended September 30, 2017 are described below:

				Property				Remaining Lease
Tenant Description	Tenant Type	Property Location	Date of Acquisition	Square-Feet	Property Acres	Purchase Price	Percentage Leased	Term (in years)
Staples, Inc. (an affiliate of)	Single-Tenant	Sarasota, Florida	01/27/17	18,120	1.2	$4,075,000	100%	5.0
Grocery-Anchored Shopping Center (Westcliff)	Multi-Tenant	Fort Worth, Texas	03/01/17	136,185	10.3	15,000,000	96%	4.1
JoAnn Stores, Inc.	Single-Tenant	Boston, Massachusetts	04/06/17	22,500	2.6	6,315,000	100%	11.8
LA Fitness Multi-Tenant Retail Building	Single-Tenant Multi-Tenant	Tampa, Florida	04/28/17	45,000 6,715	5.3	14,650,000	100%	13.9
				228,520		$40,040,000

No income properties were disposed of during the nine months ended September 30, 2017.

On April 7, 2017, rent commenced on the 15-year lease with 24 Hour Fitness, the anchor tenant at The Grove of Winter Park located in Winter Park, Florida. The lease is for approximately 40,000 square feet, or 36% of the 112,000 square foot multi-tenant retail center. As of October 27, 2017, the multi-tenant retail center was approximately 60% leased with nine different tenants including 24 Hour Fitness.

During the nine months ended September 30, 2016, the Company acquired seven single-tenant income properties and one multi-tenant income property, for an aggregate purchase price of approximately $49.8 million.

Nineteen income properties were disposed of during the nine months ended September 30, 2016 for an aggregate sales price of approximately $74.3 million. An impairment of approximately $210,000 was charged to earnings during the nine months ended September 30,  2016 related to one of the sales completed during the second quarter of 2016 sales as more fully described in Note 8, “Impairment of Long-Lived Assets.” Additionally, an impairment of approximately $942,000 was charged to earnings during the nine months ended September 30, 2016 on the single-tenant income property in Altamonte Springs, Florida leased to PNC Bank for which the sale closed in September 2016 as more fully described in Note 8, “Impairment of Long-Lived Assets.” Included in the nineteen income properties disposed of during the nine months ended September 30, 2016 were the Company’s portfolio of fourteen single-tenant income properties (the “Portfolio Sale”) for a sales price of approximately $51.6 million, which included the buyer’s assumption of the Company’s existing $23.1 million mortgage loan secured by the Portfolio Sale properties.

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

As of September 30, 2017, the Company owned four performing commercial loan investments which have an aggregate outstanding principal balance of approximately $27.0 million. These loans are secured by real estate, or the borrower’s equity interest in real estate, located in Daytona Beach Shores, Florida, Sarasota, Florida, Dallas, Texas, and Atlanta, Georgia, and have an average remaining maturity of approximately 0.9 years and a weighted average interest rate of 9.6%.

The Company sold its two commercial loan investments secured by hotel properties in Atlanta, Georgia and Dallas, Texas which have an aggregate principal value of $15.0 million at a slight premium to par. See Note 21, “Subsequent Events.” These two loans have been classified as held for sale on the accompanying consolidated balance sheets as of September 30, 2017 as summarized below:

	Date of	Maturity	Original Face	Current Face	Lower of Cost
Description	Investment	Date	Amount	Amount	or Market	Coupon Rate
Mezz – Hotel – Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%
Mezz – Hotel, Dallas, TX	September 2014	September 2018	10,000,000	10,000,000	10,000,000	30 day LIBOR plus 7.50%
Total			$15,000,000	$15,000,000	$15,000,000

The portion of the Company’s commercial loan investment portfolio held for investment was comprised of the following at September 30, 2017:

	Date of	Maturity	Original Face	Current Face	Carrying
Description	Investment	Date	Amount	Amount	Value	Coupon Rate
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2018	$8,960,467	$8,960,467	$8,960,467	30 ‑day LIBOR plus 7.50%
First Mortgage - Land Parcel, Daytona Beach, FL	July 2017	August 2018	3,000,000	3,000,000	2,950,144	11.00%
Total			$11,960,467	$11,960,467	$11,910,611

The carrying value of the commercial loan investment portfolio at September 30, 2017 consisted of the following:

Total
Current Face Amount	$11,960,467
Unamortized Fees	—
Unaccreted Origination Fees	(49,856)
Total Commercial Loan Investments	$11,910,611

The Company’s commercial loan investment portfolio was comprised of the following at December 31, 2016:

	Date of	Maturity	Original Face	Current Face	Carrying
Description	Investment	Date	Amount	Amount	Value	Coupon Rate
Mezz – Hotel – Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2017	8,960,467	8,960,467	8,960,467	30 day LIBOR plus 7.50%
Mezz – Hotel, Dallas, TX	September 2014	September 2017	10,000,000	10,000,000	10,000,000	30 day LIBOR plus 7.25%
Total			$23,960,467	$23,960,467	$23,960,467

The carrying value of the commercial loan investment portfolio as of December 31, 2016 was equal to the face amount. No commercial loan investments were classified as held for sale as of December 31, 2016.

NOTE 4. LAND AND SUBSURFACE INTERESTS

As of September 30, 2017, the Company owned approximately 8,100 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Currently, the majority of this land is used for agricultural purposes. Approximately 1,100 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 7,000 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,100 acres, primarily an 850-acre parcel and three smaller parcels, which are located further west of Interstate 95 and a few miles north of Interstate 4 that is generally well suited for industrial purposes.

Real estate operations revenue consisted of the following for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Revenue Description	($000's)	($000's)	($000's)	($000's)
Land Sales Revenue	$—	$318	$39,564	$508
Tomoka Town Center - Percentage of Completion Revenue	—	3,654	—	16,456
Revenue from Reimbursement of Infrastructure Costs	—	—	1,276	—
Impact Fee and Mitigation Credit Sales	548	209	1,987	481
Subsurface Revenue	2,374	463	2,827	1,535
Fill Dirt and Other Revenue	4	—	4	—
Total Real Estate Operations Revenue	$2,926	$4,644	$45,658	$18,980

The Tomoka Town Center consists of approximately 235 acres of which approximately 180 acres are developable. During 2015 and 2016, land sales with a gross sales price totaling approximately $21.4 million within the Tomoka Town Center consisted of sales of approximately 99 acres to Tanger Outlets, Sam’s Club, and North American Development Group (“NADG”) (the “Tomoka Town Center Sales Agreements”). The Company performed certain infrastructure work, beginning in the fourth quarter of 2015 through completion in the fourth quarter of 2016, which required the sales price on the Tomoka Town Center Sales Agreements to be recognized on the percentage-of-completion basis. As the infrastructure work was completed in the fourth quarter of 2016, all revenue related to the Tomoka Town Center Sales Agreements had been recognized as of December 31, 2016. The timing of the remaining reimbursements for the cost of the infrastructure work which totals approximately $2.4 million is more fully described in Note 9, “Other Assets.”

Tanger Outlets completed its approximately 350,000 square foot outlet mall in November 2016. As of October 30, 2017, NADG has begun pre-construction on its approximately 500,000 square foot retail power center.

During the nine months ended September 30, 2017, the Company completed the sale of approximately 19 acres to NADG (the “Third NADG Land Sale”). The remaining developable acreage of approximately 62 acres is currently under contract with NADG as described in the land pipeline in Note 18, “Commitment and Contingencies.”

Land Sales. No land sales were completed during the three months ended September 30, 2017. During the nine months ended September 30, 2017, a total of approximately 1,669 acres were sold for approximately $39.6 million, as described below:

					Gross Sales	Price per Acre	Gain
			Date of	No. of	Price	($ Rounded	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	000's)	($000's)
1	Minto Communities, LLC	West of I-95	02/10/17	1,581.00	$27,151	$17,000	$20,041
2	Commercial	East of I-95	03/22/17	6.35	1,556	245,000	11
		Subtotal - Q1 2017		1,587.35	28,707	18,000	20,052

3	Commercial	East of I-95	04/05/17	27.50	3,218	117,000	2,955
4	Commercial	East of I-95	04/13/17	4.50	1,235	274,000	13
5	Commercial	West of I-95	04/25/17	30.00	2,938	98,000	627
6	NADG - Parcel B-I (FPII)	East of I-95	06/27/17	19.43	3,467	178,000	3,263	(1)
		Subtotal - Q2 2017		81.43	10,858	133,000	6,858

		YTD Q3 2017		1,668.78	$39,565	$24,000	$26,910

(1)The gain of approximately $3.3 million on the Third NADG Land Sale includes an infrastructure reimbursement payment of approximately $955,000 received in conjunction with the closing on June 27, 2017.

A total of 4.5 acres were sold during the three months ended September 30, 2016 for approximately $205,000.  A total of approximately 12.0 acres were sold during the nine months ended September 30, 2016 for approximately $2.4 million as described below:

					Gross Sales		Gain
			Date of	No. of	Price (1)	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Commercial / Retail	East of I-95	02/12/16	3.1	$190	$61,000	$145
2	NADG - OutParcel	East of I-95	03/30/16	4.4	2,000	455,000	1,304
		Subtotal - Q1 2016		7.50	2,190	292,000	1,449

3	Minto Sales Center	West of I-95	09/27/16	4.50	205	46,000	126
		Subtotal - Q3 2016		4.50	205	46,000	126

		YTD Q3 2016		12.0	$2,395	$200,000	$1,575

(1)Land Sales Revenue for the nine months ended September 30, 2016 is equal to the Gross Sales Price of land sales of $2.40 million, less the $2.0 million sales price for the NADG – OutParcel, as the NADG – OutParcel revenue is included in Tomoka Town Center – Percentage of Completion Revenue, plus approximately $113,000 of incentives received and earned during the three months ended September 30, 2016 related to the Distribution Center sale which closed during 2014.

Pipeline. For a description of our land which is currently under contract, see the land pipeline in Note 18, “Commitment and Contingencies.”

Land Impairments. There were no impairment charges related to the Company’s undeveloped land during the nine months ended September 30, 2017. For a description of impairment charges totaling approximately $1.0 million on the

Company’s undeveloped land during the nine months ended September 30, 2016, see Note 8, “Impairment of Long-Lived Assets.”

Beachfront Development. During the year ended December 31, 2015, the Company acquired, through a real estate venture with an unaffiliated third party institutional investor, an interest in approximately six acres of vacant beachfront property located in Daytona Beach, Florida. The property was acquired for approximately $11.3 million of which the Company contributed approximately $5.7 million. As of December 31, 2015, the real estate venture was fully consolidated as the Company determined that it was the primary beneficiary of the variable interest entity. On November 17, 2016, the Company acquired the unaffiliated third party’s 50% interest for approximately $4.8 million, a discount of approximately $879,000. The discount was recorded through equity on the consolidated balance sheet during the year ended December 31, 2016. The Company evaluated its interest in the six-acre vacant beachfront property for impairment and determined that no impairment was necessary as of December 31, 2016. As the Company owns the entire real estate venture as of September 30, 2017, there is no longer a consolidated VIE.

The cost basis of the six-acre vacant beachfront property asset totaled approximately $11.7 million as of September 30, 2017 which includes costs for entitlement. The beachfront property received approval of the rezoning and entitlement of the site to allow for the development of two restaurants and also for the future potential development of up to approximately 1.2 million square feet of vertical density. In the first quarter of 2017, the Company executed a 15-year lease agreement with the operator of LandShark Bar & Grill, for an approximately 6,264 square foot restaurant property the Company will develop on the parcel. The annual rent under the lease is based on a percentage of the tenant’s net operating income (“NOI”) until the Company has received its investment basis in the property and thereafter, the Company will receive a lower percentage of the tenant’s NOI during the remaining lease term. In the second quarter of 2017, the Company executed a 15-year lease agreement with the tenant, Cocina 214 Restaurant & Bar, for the second restaurant property to be developed on the parcel. The annual rent is equal to the greater of $360,000 per year or a certain percentage of gross sales. The lease also provides for additional percentage rent upon the achievement of certain gross sales thresholds. The Company completed the design phase and commenced construction on the two restaurants during the three months ended September 30, 2017. As of September 30, 2017, the Company has incurred approximately $2.2 million of design and construction costs. See Note 18, “Commitment and Contingencies” for the total expected cost to be incurred for the development of the site and both restaurants.  The Company expects the development of the two restaurant properties to be completed in time for the tenants to commence operations during January of 2018. Upon completion of the construction of the two income properties and commencement of the tenant leases, the total investment in the beach parcel will be classified as Income Properties, Land, Building, and Improvements, within the Property, Plant, and Equipment classification on the Company’s consolidated balance sheets.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $416,000 and mitigation credits with a cost basis of approximately $849,000 for a combined total of approximately $1.3 million as of September 30, 2017. During the nine months ended September 30, 2017, the Company sold mitigation credits for approximately $1.5 million, for a gain of approximately $1.2 million, or $0.14 per share, after tax. Additionally, the Company recorded the transfer of mitigation credits with a cost basis of approximately $298,000 as a charge to direct cost of revenues of real estate operations during the nine months ended September 30, 2017, as more fully described in Note 18, “Commitments and Contingencies.” During the nine months ended September 30, 2017 and 2016, the Company received cash payments of approximately $506,000 and $481,000, respectively, for impact fees with a cost basis that was generally of equal value.

As of December 31, 2016, the Company owned impact fees with a cost basis of approximately $925,000 and mitigation credits with a cost basis of approximately $1.4 million for a combined total of approximately $2.3 million.

Subsurface Interests. As of September 30, 2017, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 462,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

During the three months ended September 30, 2017, the Company sold approximately 38,750 acres of subsurface interests in Osceola County, Florida for approximately $2.1 million (the “Osceola Subsurface Sale”). The gain from the Osceola Subsurface Sale totaled approximately $2.08 million, or $0.23 per share, after tax. The Company expects to utilize the proceeds from this sale to acquire an income property through the 1031 like-kind exchange structure.

During 2011, an  eight-year oil exploration lease was executed. On September 20, 2017, the Company amended the oil exploration lease to, among other things, extend the expiration of the original term for five additional years to the new expiration date of September 22, 2024. The lease calls for annual lease payments which are recognized as revenue ratably over the respective twelve-month lease periods. In addition, non-refundable drilling penalty payments are made as required by the drilling requirements in the lease which are recognized as revenue when received.

Lease payments on the respective acreages and drilling penalties received through lease year seven are as follows:

	Acreage
Lease Year	(Approximate)	Florida County	Lease Payment (1)	Drilling Penalty (1)
Lease Year 1 - 9/23/2011 - 9/22/2012	136,000	Lee and Hendry	$913,657	$—
Lease Year 2 - 9/23/2012 - 9/22/2013	136,000	Lee and Hendry	922,114	—
Lease Year 3 - 9/23/2013 - 9/22/2014	82,000	Hendry	3,293,000	1,000,000
Lease Year 4 - 9/23/2014 - 9/22/2015	42,000	Hendry	1,866,146	600,000
Lease Year 5 - 9/23/2015 - 9/22/2016	25,000	Hendry	1,218,838	175,000
Lease Year 6 - 9/23/2016 - 9/22/2017	15,000	Hendry	806,683	150,000
Lease Year 7 - 9/23/2017 - 9/22/2018	15,000	Hendry	806,683	50,000
Total Payments Received to Date			$9,827,121	$1,975,000

(1)Generally, cash payment for the Lease Payment and Drilling Penalty is received on or before the first day of the lease year. The Drilling Penalty, which is due within thirty days from the end of the prior lease year, is recorded as revenue when received, while the Lease Payment is recognized on a straight-line basis over the respective lease term. Pursuant to the amendment for the Year 7 renewal, the Lease Payment and Drilling Penalty were both received on October 11, 2017. See separate disclosure of revenue recognized per period below.

The terms of the lease state the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years eight through thirteen. The lease is effectively thirteen one-year terms as the lessee has the option to terminate the lease at the end of each lease year.

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the three months ended September 30, 2017 and 2016, lease income of approximately $203,000 and $297,000, respectively, was recognized. For the nine months ended September 30, 2017 and 2016, lease income of approximately $603,000 and $904,000, respectively, was recognized. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2018 or, if extended,  the terms or conditions of such extension.

During the nine months ended September 30, 2017 and 2016, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $19,000 and $16,000, during the three months ended September 30, 2017 and 2016, respectively. Revenues received from oil royalties totaled approximately $69,000 and $32,000, during the nine months ended September 30, 2017 and 2016, respectively.

The Company is not prohibited from the disposition of any or all of its Subsurface Interests. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. There were no releases of surface entry rights during the nine months ended September 30, 2017. Cash payments for the release of surface entry rights totaled approximately $450,000 during the nine months ended September 30, 2016, which is included in revenue from real estate operations.

NOTE 5. INVESTMENT SECURITIES

During the first quarter of 2016, the Company completed the disposition of its remaining position in investment securities, including common stock and debt securities of a publicly traded real estate company, with a total basis of approximately $6.8 million, resulting in net proceeds of approximately $6.3 million, or a loss of approximately $576,000.

The Company had no remaining available-for-sale securities as of September 30, 2017 or December 31, 2016.

The following is a table reflecting the gains and losses recognized on the sale of investment securities during the nine months ended September 30, 2017 and 2016:

	For the nine months ended September 30,
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

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and Cash Equivalents - Level 1	$5,944,544	$5,944,544	$7,779,562	$7,779,562
Restricted Cash - Level 1	7,027,196	7,027,196	9,855,469	9,855,469
Commercial Loan Investments - Level 2	11,910,611	12,025,860	23,960,467	24,228,242
Commercial Loan Investments - Held for Sale - Level 2	15,000,000	15,181,779	—	—
Long-Term Debt - Level 2	173,651,530	178,222,572	166,245,201	171,111,337

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

The following table presents the fair value of assets measured on a recurring basis by Level as of September 30, 2017:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
	September 30,	for Identical	Observable Inputs	Inputs
	2017	Assets (Level 1)	(Level 2)	(Level 3)

Cash Flow Hedge - Interest Rate Swap	$409,985	$—	$409,985	$—
Total	$409,985	$—	$409,985	$—

The following table presents the fair value of assets measured on a recurring basis by Level as of December 31, 2016:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
	December 31,	for Identical	Observable Inputs	Inputs
	2016	Assets (Level 1)	(Level 2)	(Level 3)

Cash Flow Hedge - Interest Rate Swap	$416,590	$—	$416,590	$—
Total	$416,590	$—	$416,590	$—

At December 31, 2016, approximately eight acres of undeveloped land under contract for sale as of December 31, 2016 were measured on a non-recurring basis using Level 3 inputs in the fair value hierarchy, which resulted in an aggregate impairment charge of approximately $1.0 million. These land contracts closed during the nine months ended September

30, 2017, therefore, the fair value measurement is no longer applicable. Accordingly, there were no assets as of September 30, 2017 whose fair value was measured on a non-recurring basis.

NOTE 7. INTANGIBLE LEASE ASSETS AND LIABILITIES

Intangible lease assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values.

Intangible lease assets and liabilities consisted of the following as of September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017	December 31, 2016
Intangible Lease Assets:
Value of In-Place Leases	$34,382,237	$30,978,776
Value of Above Market In-Place Leases	2,966,322	2,905,624
Value of Intangible Leasing Costs	8,480,647	7,010,192
Sub-total Intangible Lease Assets	45,829,206	40,894,592
Accumulated Amortization	(10,018,472)	(6,168,770)
Sub-total Intangible Lease Assets—Net	35,810,734	34,725,822
Intangible Lease Liabilities (included in accrued and other liabilities):
Value of Below Market In-Place Leases	(34,882,965)	(33,370,217)
Sub-total Intangible Lease Liabilities	(34,882,965)	(33,370,217)
Accumulated Amortization	4,855,971	2,852,166
Sub-total Intangible Lease Liabilities—Net	(30,026,994)	(30,518,051)
Total Intangible Assets and Liabilities—Net	$5,783,740	$4,207,771

The following table reflects the amortization of intangible assets and liabilities during the three and nine months ended September 30, 2017 and 2016:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	9/30/2017	9/30/2016	9/30/2017	9/30/2016
	($000's)	($000's)	($000's)	($000's)
Depreciation and Amortization Expense	$1,201	$626	$3,479	$1,715
Increase to Income Properties Revenue	(552)	(559)	(1,633)	(1,722)
Net Amortization of Intangible Assets and Liabilities	$649	$67	$1,846	$(7)

The estimated future amortization and accretion of intangible lease assets and liabilities is as follows:

		Future Accretion	Net Future
	Future	to Income	Amortization of
	Amortization	Property	Intangible Assets
Year Ending December 31,	Amount	Revenue	and Liabilities
Remainder of 2017	$1,201,316	$(551,619)	$649,697
2018	4,805,264	(2,217,330)	2,587,934
2019	4,776,705	(2,212,206)	2,564,499
2020	4,335,284	(2,145,477)	2,189,807
2021	2,644,848	(2,296,332)	348,516
2022	2,026,921	(2,367,492)	(340,571)
Thereafter	13,789,831	(16,005,973)	(2,216,142)
Total	$33,580,169	$(27,796,429)	$5,783,740

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

There were no impairment charges during the nine months ended September 30, 2017.

During the nine months ended September 30, 2016, an impairment charge of approximately $942,000 was recognized on an income property in Altamonte Springs, Florida leased to PNC Bank under contract for sale as of June 30, 2016. The total impairment charge represents the anticipated loss on the sale of approximately $783,000 plus estimated closing costs of approximately $159,000. This sale closed in September 2016.

During the nine months ended September 30, 2016, an impairment charge of approximately $717,000 was recognized on approximately 4 of the approximately 6 acres of undeveloped land in Daytona Beach, Florida for which a contract for sale was executed during the three months ended June 30, 2016. Such acreage was repurchased in prior years by the Company and carried a higher cost basis than the remainder of the Company’s historical land holdings. The total impairment charge represents the anticipated loss on the sale of approximately $646,000 plus estimated closing costs of approximately $71,000. This sale closed in March 2017.

During the nine months ended September 30, 2016, an impairment charge of approximately $311,000 was recognized on approximately 4 acres of undeveloped land in Daytona Beach, Florida for which a contract for sale was executed subsequent to June 30, 2016. Such acreage was repurchased in a prior year by the Company and carried a higher cost basis than the remainder of the Company’s historical land holdings. The total impairment charge represents the anticipated loss on the sale of approximately $256,000 plus estimated closing costs of approximately $55,000. This sale closed in April 2017.

During the nine months ended September 30, 2016, an impairment charge of approximately $210,000 was recognized on an income property held for sale as of March 31, 2016. The total impairment charge represented the loss on the sale of approximately $134,000 plus closing costs of approximately $76,000. This sale closed in April 2016.

NOTE 9. OTHER ASSETS

Other assets consisted of the following:

	As of
	September 30, 2017	December 31, 2016
Income Property Tenant Receivables	$303,326	$125,383
Income Property Straight-line Rent Adjustment	2,269,988	1,773,946
Interest Receivable from Commercial Loan Investments	73,739	72,418
Cash Flow Hedge - Interest Rate Swap	409,985	416,590
Infrastructure Reimbursement Receivables	2,381,038	3,844,236
Golf Operations Receivables	219,015	325,510
Deferred Deal Costs	357,108	745,878
Prepaid Expenses, Deposits, and Other	2,559,423	2,165,127
Total Other Assets	$8,573,622	$9,469,088

As of December 31, 2016, the Infrastructure Reimbursement Receivables were all related to the land sales within the Tomoka Town Center and consisted of approximately $1.1 million in incentives due from the community development district, approximately $250,000 due from NADG for a fill dirt agreement, approximately $1,750,000 due from Tanger for infrastructure reimbursement to be repaid over 10 years in $175,000 installments, net of a discount of approximately $191,000, and approximately $990,000 due from Sam’s Club for infrastructure reimbursement to be repaid over 9 remaining years in $110,000 installments, net of a discount of approximately $80,000. The $1.1 million and $250,000 receivables, as well as the second installment of $110,000 from Sam’s Club, were all received subsequent to December

31, 2016, leaving approximately $2.4 million in Infrastructure Reimbursements Receivable as of September 30, 2017. The first installment of the Tanger infrastructure reimbursement of $175,000 was received on October 16, 2017.

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

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Income Available to Common Shareholders:
Net Income Attributable to Consolidated-Tomoka Land Co.	$966,900	$8,161,014	$17,392,200	$11,156,175
Weighted Average Shares Outstanding	5,513,327	5,662,933	5,548,644	5,700,316
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	9,266	4,009	16,630	9,920
Total Shares Applicable to Diluted Earnings Per Share	5,522,593	5,666,942	5,565,274	5,710,236

Per Share Information:
Basic
Net Income Attributable to Consolidated-Tomoka Land Co.	$0.18	$1.44	$3.13	$1.96

Diluted
Net Income Attributable to Consolidated-Tomoka Land Co.	$0.18	$1.44	$3.13	$1.95

The effect of 70,000 and 93,000 potentially dilutive securities was not included for the three months ended September 30, 2017 and 2016, respectively, as the effect would be anti-dilutive. The effect of 77,750 and 32,500 potentially dilutive securities was not included for the nine months ended September 30, 2017 and 2016, respectively, as the effect would be anti-dilutive.

The Company intends to settle its 4.50% Convertible Senior Notes due 2020 (the “Convertible Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the current conversion price of $68.76. The average price of our common stock during the three and nine months ended September 30, 2017 and 2016 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

NOTE 11. TREASURY STOCK

In the fourth quarter of 2015, the Company announced a $10 million stock repurchase program (the “$10 Million Repurchase Program”). As of March 29, 2017, the $10 Million Repurchase Program had been completed. In the first quarter of 2017, the Company announced a new $10 million stock repurchase program (the “New $10 Million Repurchase Program”) under which approximately $4.5 million of the Company’s common stock had been repurchased as of September 30, 2017. In the aggregate, during the nine months ended September 30, 2017, under both programs, the Company repurchased 134,049 shares of its common stock on the open market for a total cost of approximately $7.1 million, or an average price per share of $53.24, and placed those shares in treasury.

NOTE 12. LONG-TERM DEBT

As of September 30, 2017, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility	$41,000,000	September 2021	30 ‑day LIBOR plus 1.50% -2.20%
Mortgage Note Payable (originated with UBS) (1)	7,300,000	February 2018	3.655%
Mortgage Note Payable (originated with Wells Fargo) (2)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (3)	25,000,000	April 2021	30 ‑day LIBOR plus 1.90%
4.50% Convertible Senior Notes due 2020, net of discount	75,000,000	March 2020	4.500%
Total Long-Term Face Value Debt	$178,300,000

(1)Secured by the Company’s interest in the two-building office complex leased to Hilton Resorts Corporation.

(2)Secured by the Company’s interest in six income properties. The mortgage loan carries a fixed rate of 4.33% per annum during the first ten years of the term, and requires payments of interest only during the first ten years of the loan. After the tenth anniversary of the effective date of the loan, the cash flows, as defined in the related loan agreement, generated by the underlying six income properties must be used to pay down the principal balance of the loan until paid off or until the loan matures. The loan is fully pre-payable after the tenth anniversary of the effective date of the loan.

(3)Secured by the Company’s income property leased to Wells Fargo located in Raleigh, North Carolina. The mortgage loan has a 5-year term with two years interest only, and interest and a 25-year amortization for the balance of the term. The mortgage loan bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%.  The mortgage loan can be prepaid at any time subject to the termination of the interest rate swap.

The Company’s revolving credit facility (the “Credit Facility”), with Bank of Montreal (“BMO”) serving as the administrative agent for the lenders thereunder, is unsecured with regard to our income property portfolio but is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Wells Fargo and Branch Banking & Trust Company. On September 7, 2017, the Company executed the second amendment and restatement of the Credit Facility (the “Revolver Amendment”). Pursuant to the Revolver Amendment, the Credit Facility matures on September 7, 2021,  with the ability to extend the term for 1 year.

As a result of the Revolver Amendment, the Credit Facility has a total borrowing capacity of $100.0 million with the ability to increase that capacity up to $150.0 million during the term. The Credit Facility provides the lenders with a secured interest in the equity of the Company subsidiaries that own the properties included in the borrowing base. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 150 basis points to the 30-day LIBOR plus 220 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the Credit Facility. The Credit Facility also accrues a fee of 15 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity.

At September 30, 2017, the current commitment level under the Credit Facility was $100.0 million. The available borrowing capacity under the Credit Facility was approximately $59.0 million, based on the level of borrowing base assets. As of September 30, 2017, the Credit Facility had a $41.0 million balance. As a result of the income property acquisition completed on October 27, 2017 (as described in Note 21, “Subsequent Events”), the amount outstanding on the Credit Facility was approximately $60.5 million and the available borrowing capacity was approximately $39.5 million.

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

The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. Since July of 2016, when the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend, the conversion rate has been adjusted with each successive quarterly dividend and is currently, after the third quarter 2017 dividend, equal to 14.5439 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.76 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Convertible Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Convertible Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the Convertible Notes prior to the stated maturity date and no sinking fund is provided for the Convertible Notes. The Convertible Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Convertible Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Convertible Notes. As of September 30, 2017, the unamortized debt discount of our Convertible Notes was approximately $3.2 million.

Long-term debt as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017		December 31, 2016
		Due Within		Due Within
	Total	One Year	Total	One Year
Credit Facility	$41,000,000	$—	$34,300,000	$—
Mortgage Note Payable (originated with UBS)	7,300,000	7,300,000	7,300,000	—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—	30,000,000	—
Mortgage Note Payable (originated with Wells Fargo)	25,000,000	—	25,000,000	—
4.50% Convertible Senior Notes due 2020, net of discount	71,769,432	—	70,880,581	—
Loan Costs, net of accumulated amortization	(1,417,902)	—	(1,235,380)	—
Total Long-Term Debt	$173,651,530	$7,300,000	$166,245,201	$—

Payments applicable to reduction of principal amounts as of September 30, 2017 will be required as follows:

Year Ending December 31,	Amount
2018	7,300,000
2019	—
2020	75,000,000
2021	66,000,000
2022	—
Thereafter	30,000,000
Total Long-Term Debt - Face Value	$178,300,000

The Company intends to repay the $7.3 million Mortgage Note Payable originated with UBS at or prior to its maturity in February 2018 and expects to add the related Hilton income property assets to the borrowing base of the Credit Facility.

The carrying value of long-term debt as of September 30, 2017 consisted of the following:

Total
Current Face Amount	$178,300,000
Unamortized Discount on Convertible Debt	(3,230,568)
Loan Costs, net of accumulated amortization	(1,417,902)
Total Long-Term Debt	$173,651,530

The following table reflects a summary of interest expense incurred and paid during the three and nine months ended September 30, 2017 and 2016:

	Three Months	Three Months		Nine Months	Nine Months
	Ended	Ended		Ended	Ended
	9/30/2017	9/30/2016		9/30/2017	9/30/2016
	($000's)	($000's)		($000's)	($000's)
Interest Expense	$1,771	$1,684		$5,164	$5,151
Amortization of Loan Costs	125	488	(1)	350	716	(1)
Amortization of Discount on Convertible Notes	301	282		889	834
Capitalized Interest	(124)	—		(124)	—
Total Interest Expense	$2,073	$2,454		$6,279	$6,701

Total Interest Paid	$2,588	$2,589		$6,026	$6,048

(1)Includes approximately $367,000 of unamortized loan costs which were written off and included in interest expense related to the $23.1 million mortgage loan assumed by the buyer upon closing the Portfolio Sale on September 16, 2016.

The Company was in compliance with all of its debt covenants as of September 30, 2017 and December 31, 2016.

NOTE 13. INTEREST RATE SWAP

During April 2016, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the $25.0 million mortgage note payable as discussed in Note 12, “Long-Term Debt.” During the three and nine months ended September 30, 2017, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income. As of September 30, 2017, the fair value of our interest rate swap agreement, which was a gain of approximately $410,000, was included in other assets on the consolidated balance sheets. The interest rate swap was effective on April 7, 2016 and matures on April 7, 2021. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $25.0 million to a rate of 3.17%.

NOTE 14. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	September 30, 2017	December 31, 2016
Golf Course Lease	$—	$2,226,527
Accrued Property Taxes	1,570,995	28,973
Golf $1 Round Surcharge	700,000	—
Reserve for Tenant Improvements	419,302	398,621
Accrued Construction Costs	967,153	856,947
Accrued Interest	358,837	1,220,990
Environmental Reserve and Restoration Cost Accrual	969,005	1,505,757
Other	2,397,606	2,430,082
Total Accrued and Other Liabilities	$7,382,898	$8,667,897

Golf Course Lease. In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Lease Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, remained at $250,000 for the remainder of the lease term and any extensions would have been subject to an annual rate increase of 1.75% beginning September 1, 2013. On January 24, 2017, the Company acquired the land and improvements comprising the golf courses, previously leased from the City, for approximately $1.5 million (the “Golf Course Land Purchase”). In conjunction with the Golf Course Land Purchase, the lease between the Company and the City was terminated. Therefore, during the first quarter of 2017, the Company eliminated the remaining accrued liability of approximately $2.2 million,  resulting in the recognition of approximately $0.40 per share in non-cash earnings, or $0.24 per share after tax, which comprises the land lease termination in the consolidated statements of operations. The $2.2 million consisted of approximately $1.7 million which reflects the acceleration of the remaining amount of accrued rent that was no longer owed to the City as a result of the Lease Amendment, which prior to the Golf Course Land Purchase was being recognized into income over the remaining lease term which was originally to expire in 2022. The remaining approximately $500,000 reflects the amount of rent accrued pursuant to the lease, as amended, which will no longer be owed to the City due to the lease termination on January 24, 2017.

Golf $1 Round Surcharge. In connection with the Golf Course Land Purchase,  each year the Company is obligated to pay the City additional consideration in the amount of an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and has been recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompany consolidated balance sheets as of September 30, 2017.

Reserve for Tenant Improvements. In connection with the acquisition on April 22, 2014 of the property in Katy, Texas leased to Lowe’s, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which were not required to be completed until December 2016. Through December 31, 2016, approximately $100,000 of these tenant improvements had been completed and funded, leaving approximately $551,000 remaining to be funded. The remaining commitment as of December 31, 2016, totaled approximately $381,000, which was equal to the amount of the final reimbursement request the Company received from Lowe’s and was paid during the nine months ended September 30, 2017, leaving no remaining commitment related to the Lowe’s property. In connection with the acquisition on April 28, 2017 of the property in Tampa, Florida leased to LA Fitness, the Company was credited approximately $400,000 at closing for certain tenant improvements. As of September 30, 2017, no amounts have been completed and funded related to the LA Fitness property, which comprises the majority of the approximately $419,000 reserve for tenant improvements.

Environmental Reserve. During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to be between approximately $500,000 and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $500,000 accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. Since the total accrual of approximately $610,000 was made, approximately $482,000 in costs have been incurred through September 30, 2017, leaving a remaining accrual of approximately $129,000.

Restoration Accrual. As part of the resolution of a regulatory matter pertaining to the Company’s prior agricultural activities on certain of the Company’s land located in Daytona Beach, Florida, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible wetlands restoration costs for approximately 148.4 acres within such land, and such estimated costs were included on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. The final proposal for restoration work was received during the second quarter of 2016 which totaled approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was recorded during the second quarter of 2016. The Company funded approximately $1.2 million of the total $2.0 million of estimated costs through the period ended September 30, 2017, leaving a remaining accrual of approximately $840,000. This matter is more fully described in Note 18 “Commitments and Contingencies.”

NOTE 15. DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	September 30, 2017	December 31, 2016
Deferred Oil Exploration Lease Revenue	$—	$585,674
Prepaid Rent	978,160	1,068,972
Other Deferred Revenue	334,865	337,020
Total Deferred Revenue	$1,313,025	$1,991,666

On September 20, 2016, the Company received an approximate $807,000 rent payment for the sixth year of the Company’s thirteen-year oil exploration lease, which was being recognized ratably over the twelve-month lease period ending in September 2017. During the three months ended September 30, 2017, the oil exploration lease was extended to September 22, 2018, however, the related lease payment of approximately $807,000 for the seventh year of the lease was not received until October 11, 2017, for which a receivable and revenue were recorded for the portion earned during the three months ended September 30, 2017, leaving no deferred revenue as of September 30, 2017. The oil exploration lease is more fully described in Note 4 “Land and Subsurface Interests.”

NOTE 16. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity and liability classified stock compensation during the nine months ended September 30, 2017, is presented below:

	Shares		Vested /			Shares
	Outstanding	Granted	Exercised	Expired	Forfeited	Outstanding
Type of Award	at 1/1/2017	Shares	Shares	Shares	Shares	at 9/30/2017
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	—	12,635	—	—	—	12,635
Equity Classified - Market Condition Restricted Shares - Stock Price Vesting	69,500	—	—	(32,000)	—	37,500
Equity Classified - Three Year Vest Restricted Shares	37,504	17,451	(17,298)	—	(267)	37,390
Equity Classified - Non-Qualified Stock Option Awards	113,500	—	(23,500)	—	—	90,000
Liability Classified - Stock Options and Stock Appreciation Rights	11,000	—	—	(5,000)	—	6,000
Total Shares	231,504	30,086	(40,798)	(37,000)	(267)	183,525

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

A summary of activity during the nine months ended September 30, 2017, is presented below:

Wtd. Avg.
Performance Shares with Market Conditions	Shares	Fair Value
Outstanding at January 1, 2017	—	$—
Granted	12,635	55.66
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2017	12,635	$55.66

As of September 30, 2017, there was approximately $527,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to Performance Share awards, which will be recognized over a remaining weighted average period of 2.3 years.

Effective as of August 4, 2017, the Company entered into amendments to the employment agreements and certain stock option award agreements and restricted share award agreements whereby such awards will fully vest following a change in control (as defined in the executive’s employment agreement) only if the executive’s employment is terminated without cause or if the executive resigns for good reason (as such terms are defined in the executive’s employment agreement), in each case, at any time during the 24-month period following the change in control.

Market Condition Restricted Shares – Stock Price Vesting

“Inducement” grants of 96,000 and 17,000 shares of restricted Company common stock were awarded to Mr. Albright and Mr. Patten in 2011 and 2012, respectively. Mr. Albright’s restricted shares were granted outside of the 2010 Plan while Mr. Patten’s restricted shares were awarded under the 2010 Plan. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of Mr. Albright’s restricted stock under this award. The restricted shares vest in six increments based upon the price per share of the Company’s common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause) meeting or exceeding the target trailing sixty-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of September 30, 2017, four increments of Mr. Albright’s and Mr. Patten’s awards had vested. On August 1, 2017, the remaining 32,000 unvested “inducement” grant restricted shares, for the $60 and $65 price increments, awarded to Mr. Albright in 2011 expired without vesting.

Additional grants of 2,500 and 3,000 shares of restricted Company common stock were awarded to Mr. Smith and another officer under the 2010 Plan, during the fourth quarter of 2014 and the first quarter of 2015, respectively. The restricted stock will vest in two increments based upon the price per share of Company common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices of $60 per share and $65 per share for the two increments. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of September 30, 2017, no increments of Mr. Smith’s or the other officer’s awards had vested.

A grant of 94,000 shares of restricted Company common stock was awarded to Mr. Albright under the 2010 Plan during the second quarter of 2015 under a new five-year employment agreement.  On February 26, 2016, 72,000 of these shares were surrendered due to an over-grant by the Company, of which 4,000 were re-granted on February 26, 2016 with identical terms of the surrendered restricted stock and 68,000 were permanently surrendered. The 26,000 shares of restricted Company common stock outstanding from these grants will vest in four increments based upon the price per share of Company common stock during the term of his employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices ranging from $60 and $65 per share for the first two increments of 2,000 shares each, $70 per share for the third increment of 18,000 shares, and $75 per share for the fourth increment of 4,000 shares. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to January 28, 2021, that increment of the restricted shares will be forfeited. As of September 30, 2017, no increments of this award had vested.

Pursuant to amendments to the employment agreements and certain restricted share award agreements entered into by the Company on February 26, 2016 and August 4, 2017, the restricted shares granted thereunder, if they are subject to performance-based vesting conditions, will fully vest following a change in control only if the executive’s employment is terminated without cause or if the executive resigns for good reason (as such terms are defined in the executive’s employment agreement), in each case, at any time during the 24-month period following the change in control (as defined in the executive’s employment agreement).

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

A summary of the activity for these awards during the nine months ended September 30, 2017, is presented below:

		Wtd. Avg.
Market Condition Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2017	69,500	$27.03
Granted	—	—
Vested	—	—
Expired	(32,000)	14.08
Forfeited	—	—
Outstanding at September 30, 2017	37,500	$38.09

As of September 30, 2017, there is no unrecognized compensation cost related to market condition restricted stock.

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

Effective as of August 4, 2017, the Company entered into amendments to the employment agreements and certain stock option award agreements and restricted share award agreements whereby such awards will fully vest following a change in control (as defined in the executive’s employment agreement) only if the executive’s employment is terminated without cause or if the executive resigns for good reason (as such terms are defined in the executive’s employment agreement), in each case, at any time during the 24-month period following the change in control.

The Company’s determination of the fair value of the three year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date, less the present value of expected dividends during the vesting period. Compensation cost is recognized on a straight-line basis over the vesting period.

A summary of activity during the nine months ended September 30, 2017, is presented below:

		Wtd. Avg.
		Fair Value
Three Year Vest Non-Vested Restricted Shares	Shares	Per Share
Outstanding at January 1, 2017	37,504	$47.53
Granted	17,451	55.06
Vested	(17,298)	46.70
Expired	—	—
Forfeited	(267)	52.51
Outstanding at September 30, 2017	37,390	$51.39

As of September 30, 2017, there was approximately $1.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 1.8 years.

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

Effective as of August 4, 2017, the Company entered into amendments to the employment agreements and certain stock option award agreements and restricted share award agreements whereby such awards will fully vest following a change in control (as defined in the executive’s employment agreement) only if the executive’s employment is terminated without cause or if the executive resigns for good reason (as such terms are defined in the executive’s employment agreement), in each case, at any time during the 24-month period following the change in control.

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

A summary of the activity for the awards during the nine months ended September 30, 2017, is presented below:

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Non-Qualified Stock Option Awards	Shares	Ex. Price	(Years)	Value
Outstanding at January 1, 2017	113,500	$49.03
Granted	—	—
Exercised	(23,500)	34.95
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2017	90,000	$52.71	7.23	$662,700
Exercisable at January 1, 2017	76,600	$45.94	5.75	$573,181
Exercisable at September 30, 2017	69,600	$52.03	7.13	$559,340

A summary of the non-vested options for these awards during the nine months ended September 30, 2017, is presented below:

		Fair Value
		of Shares
Non-Qualified Stock Option Awards	Shares	Vested
Non-Vested at January 1, 2017	36,900
Granted	—
Vested	(16,500)	$924,066
Expired	—
Forfeited	—
Non-Vested at September 30, 2017	20,400

No options were granted during the nine months ended September 30, 2017. The total intrinsic value of options exercised during the nine months ended September 30, 2017 was approximately $451,000. As of September 30, 2017, there was approximately $141,000 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a remaining weighted average period of 0.6 years.

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

A summary of share option activity under the 2001 Plan for the nine months ended September 30, 2017 is presented below:

Stock Options

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Liability-Classified Stock Options	Shares	Ex. Price	(Years)	Value
Outstanding at January 1, 2017	11,000	63.87
Granted	—	—
Exercised	—	—
Expired	(5,000)	77.25
Forfeited	—	—
Outstanding at September 30, 2017	6,000	$52.73	0.32	$44,040
Exercisable at September 30, 2017	6,000	$52.73	0.32	$44,040

In connection with the grant of non-qualified stock options, a stock appreciation right for each share covered by the option was also granted. The stock appreciation right entitles the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value of the underlying shares at the time of exercise. No options were exercised during the nine months ended September 30, 2017.

Stock Appreciation Rights

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Liability-Classified Stock Appreciation Rights	Shares	Fair Value	(Years)	Value
Outstanding at January 1, 2017	11,000	1.33
Granted	—	—
Exercised	—	—
Expired	(5,000)	—
Forfeited	—	—
Outstanding at September 30, 2017	6,000	$4.08	0.32	$23,714
Exercisable at September 30, 2017	6,000	$4.08	0.32	$23,714

No stock appreciation rights were exercised during the nine months ended September 30, 2017.

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

Following are assumptions used in determining the fair value of stock options and stock appreciation rights:

Assumptions at:	September 30, 2017		December 31, 2016
Expected Volatility	14.70%		14.13%
Expected Dividends	0.27%		0.22%
Expected Term	0.32	years	0.61	years
Risk-Free Rate	1.06%		0.66%

There were no stock options or stock appreciation rights granted under the 2001 Plan during the nine months ended September 30, 2017 or 2016. The liability for stock options and stock appreciation rights, valued at fair value, reflected on the consolidated balance sheets at September 30, 2017 and December 31, 2016, was approximately $70,000 and $42,000, respectively. These fair value measurements are based on Level 2 inputs based on Black-Scholes and market implied volatility. The Black-Scholes determination of fair value is affected by variables including stock price, expected stock price volatility over the term of the awards, annual dividends, and a risk-free interest rate assumption.

Amounts recognized in the consolidated financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Accelerated Charge for Stock-Based Compensation	$—	$—	$—	$1,649,513
Recurring Charge for Stock-Based Compensation	398,925	401,967	1,142,090	1,244,076
Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$398,925	$401,967	$1,142,090	$2,893,589

Income Tax Expense Recognized in Income	$(150,283)	$(155,059)	$(286,676)	$(1,116,202)

NOTE 17. INCOME TAXES

The Company’s effective income tax rate was 38.7% and 43.7% for the nine months ended September 30, 2017 and 2016, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur.

During the third quarter of 2017, 32,000 shares of restricted Company common stock expired, which constituted a discrete event in which the total related stock compensation expense charged to earnings under GAAP of approximately $451,000, became permanently non-deductible for tax purposes as the expired shares will not vest. Accordingly, no income tax benefit was recorded related to the $451,000 of stock compensation expense.

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

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving this property. The proposed road modifications would impact access to the property. The Company does not believe the road modifications provided a basis for Harris Teeter to terminate the Lease. Regardless, in January 2013, the North Carolina Department of Transportation (“NCDOT”) proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte proposed to build and maintain a new access road/point into the property. Construction has begun and is not expected to be completed before mid-2018. Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease if this project is built as currently redesigned. Because the redesigned project will not be completed until late 2017 to mid-2018, the condemnation case has been placed in administrative closure. As a result, the trial and mediation will not likely be scheduled until requested by the parties, most likely in late 2018.

Contractual Commitments – Expenditures

In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23-acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500. The Company’s commitment to fund the improvement costs benefiting the remaining acres of Company land can be paid over five years from sales of the remaining land or at the end of the fifth year. In 2013 the Company deposited $283,500 of cash in escrow related to the improvements, which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of September 30, 2017 was approximately $287,000, including accrued interest. Accordingly, as of September 30, 2017, the remaining maximum commitment is approximately $689,000.

In conjunction with the Company’s sale of approximately 18.1 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of September 30, 2017 was approximately $125,000, including accrued interest. Accordingly, the Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s land parcel is approximately $125,000, to be paid from escrow upon completion.

The Company’s total construction estimate related to the capital expenditures to renovate The Grove at Winter Park property in Winter Park, Florida, which includes increases for tenant improvements pursuant to leases as they are executed, totaled approximately $4.2 million as of September 30, 2017. The Company has incurred approximately $3.9 million of the total construction estimate as of September 30, 2017, leaving a remaining commitment of approximately $315,000.

The Company executed an agreement for improvements at the grocery-anchored shopping center situated on approximately 10.3 acres in Fort Worth, Texas, known as the Westcliff property, during the three months ended June 30, 2017. Pursuant to the agreement, the total expected cost of the improvements is approximately $654,000, of which approximately $281,000 has been incurred as of September 30, 2017, leaving a remaining commitment of approximately $373,000.

The Company leased space for its corporate offices at 1530 Cornerstone Blvd., Suite 100, Daytona Beach, Florida subject to a lease that expired on September 30, 2017. The Company elected to allow the lease to expire and relocate its corporate offices to the vacant approximately 7,700 square feet at 1140 N. Williamson Blvd., Suite 140, Daytona Beach, Florida, known as the Williamson Business Park, an income property owned by the Company. The Company completed the build-out of the new office space and has relocated its corporate offices as of September 30, 2017. The Company incurred a total of approximately $761,000 to complete the build-out which was comprised of approximately $233,000 to build-out the shell and approximately $528,000 in tenant improvements. The Company’s savings in base rent that will no longer be paid totals approximately $128,000 per year.

In conjunction with the Company’s development of two income properties, both restaurants, on the beach parcel as described in Note 4, “Land and Subsurface Interests,” the Company has executed multiple contracts with third-parties to perform the work necessary to prepare the site, construct the restaurants, and acquire the related furniture and equipment. Pursuant to the leases with the tenants of the two restaurant properties, LandShark Bar & Grill and Cocina 214 Restaurant & Bar, and based on the Company’s current cost estimates, the total estimated cost to improve the land and develop the income properties is approximately $6.9 million. Through September 30, 2017, the Company has incurred approximately $2.2 million of the total estimated cost which is included in Construction in Progress on the Company’s consolidated balance sheet, leaving a remaining commitment of approximately $4.8 million. The Company expects the development of the two restaurant properties to be completed in time for the tenants to commence operations during January of 2018. Upon completion of the construction of the two income properties and commencement of the tenant leases, the total investment in the beach parcel will be classified as Income Properties, Land, Building, and Improvements, within the Property, Plant, and Equipment classification on the Company’s consolidated balance sheet.

Contractual Commitments – Land Pipeline

As of October 30, 2017, the Company’s pipeline of potential land sales transactions, including the terms of an executed non-binding term sheet to form a joint venture with an institutional investor to establish a mitigation bank on a parcel of our land (the “Mitigation Bank”), included the following twelve potential transactions with eleven different buyers, representing more than 5,800 acres or approximately 72% of our land holdings:

		No. of	Amount	Price	Estimated
	Transaction (Buyer)	Acres	($000's)	per Acre	Timing
1	Commercial/Retail - East of I-95 (2)	123	$29,250	$238,000	'18 - '19
2	Residential (AR) - Minto II - West of I-95	1,614	26,500	16,000	'18
3	Residential (SF) - ICI Homes II - West of I-95	1,016	21,000	21,000	'19
4	Mixed-Use Retail - North American - East of I-95	62	16,963	273,000	'17 - '18
5	Mitigation Bank - Term Sheet - West of I-95 (1)	2,492	15,000	6,000	'18
6	Commercial/Retail - Buc'ees - East of I-95(2)	35	14,000	400,000	'18
7	Commercial/Retail - East of I-95	21	5,777	275,000	'17 - '18
8	Distribution/Warehouse - East of I-95	71	5,000	70,000	'18 - '19
9	Residential (Multi-Family) - East of I-95 (3)	45	5,200	116,000	'18 - '19
10	Residential (SF) - West of I-95 (4)	200	3,324	17,000	'18
11	Commercial/Retail - Specialty Grocer - East of I-95	9	2,700	300,000	'18
12	Residential (SF) - ICI Homes - West of I-95	146	1,400	10,000	'19
	Total (Average)	5,834	$146,114	$25,000

(1)The amount for the Mitigation Bank represents the amount in the term sheet for buyer’s acquisition of approximately 70% of the joint venture that owns the Mitigation Bank, with the Company retaining 30%.

(2)Land sales transactions which require the Company to incur the cost to provide the requisite mitigation credits necessary for obtaining the applicable regulatory permits for the buyer, with such costs representing either our basis in the credits that we own, or potentially up to 5% - 10% of the contract amount noted.

(3)The acres and amount include the buyer’s option to acquire approximately 19 acres for approximately $2.0 million, in addition to the base contract of approximately 26 acres for approximately $3.2 million.

(4)The acres and amount include the buyer’s option to acquire approximately 71 acres for approximately $574,000, in addition to the base contract of approximately 129 acres for approximately $2.75 million.

As noted above, these agreements contemplate closing dates ranging from the fourth quarter of 2017 through fiscal year 2019, and although some of the transactions may close in 2017, the buyers are not contractually obligated to close until after 2017. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City of Daytona Beach, and other permitting activities with other applicable governmental authorities including wetlands permits from the St. John’s River Water Management District and the U.S. Army Corps of Engineers and traffic analysis with the Florida Department of Transportation and Volusia County. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

Other Matters

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. The Company has funded approximately $1.2 million of the total $2.0 million of estimated costs through September 30, 2017. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $840,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates. During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $840,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of June 30, 2017, the Company determined approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres.  In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract and, accordingly, no amounts related to such potential future costs have been accrued as of September 30, 2017.

During the period from the fourth quarter of 2015 through the first quarter of 2017, the Company received  communications from Wintergreen Advisers, LLC (“Wintergreen”), some of which have been filed publicly. In investigating Wintergreen’s allegations contained in certain communications, pursuing the strategic alternatives process suggested by Wintergreen, and engaging in a proxy contest, the Company has incurred costs of approximately $3.0 million, to date, through September 30, 2017. Approximately $1.6 million of the approximately $3.0 million was incurred during the nine months ended September 30, 2017, of which approximately $1.2 million is specifically for legal representation and third party costs related to the proxy contest. None of Wintergreen’s allegations regarding inadequate disclosure or other wrong-doings by the Company or its directors or officers were found to have any basis or merit.

NOTE 19. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, commercial loan investments, real estate operations, and golf operations. Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 78.7% and 70.3% of our identifiable assets as of September 30, 2017 and December 31, 2016, respectively, and 30.5% and 42.6% of our consolidated revenues for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we have four commercial loan investments including one fixed-rate and one variable–rate mezzanine commercial mortgage loan, a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan, and a fixed-rate first mortgage loan. Our real estate operations primarily consist of revenues generated from land transactions and leasing, royalty income, and revenue from the release of surface entry rights from our Subsurface Interests. Our golf operations consist of a single property located in the City, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation, fitness facility, and pro-shop with retail merchandise. The majority of the revenues generated by our golf operations are derived from members and public customers playing golf, club memberships, and food and beverage operations.

The Company reports performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in the different segments for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues:
Income Properties	$7,928,258	$6,021,331	$22,566,505	$18,483,654
Commercial Loan Investments	637,801	534,212	1,727,449	2,050,507
Real Estate Operations	2,926,406	4,643,646	45,658,221	18,979,164
Golf Operations	797,420	1,001,368	3,655,877	3,877,923
Agriculture and Other Income	90,717	10,388	323,617	48,070
Total Revenues	$12,380,602	$12,210,945	$73,931,669	$43,439,318
Operating Income:
Income Properties	$6,212,742	$4,590,689	$17,809,761	$14,672,265
Commercial Loan Investments	637,801	534,212	1,727,449	2,050,507
Real Estate Operations	2,467,237	3,386,463	30,249,674	14,340,299
Golf Operations	(475,227)	(301,552)	(517,367)	(276,761)
Agriculture and Other Income	71,843	(42,506)	233,770	(105,529)
General and Corporate Expense	(5,156,947)	7,712,203	(14,856,020)	(3,675,088)
Total Operating Income	$3,757,449	$15,879,509	$34,647,267	$27,005,693
Depreciation and Amortization:
Income Properties	$3,053,295	$1,866,162	$8,848,101	$5,571,785
Golf Operations	97,959	64,676	258,649	201,944
Agriculture and Other	9,915	14,622	32,684	44,657
Total Depreciation and Amortization	$3,161,169	$1,945,460	$9,139,434	$5,818,386
Capital Expenditures:
Income Properties	$2,829,567	$49,751,977	$47,515,911	$52,604,951
Golf Operations	237,560	4,500	2,112,060	17,661
Agriculture and Other	10,558	2,465	61,586	18,332
Total Capital Expenditures	$3,077,685	$49,758,942	$49,689,557	$52,640,944

	As of
	September 30, 2017	December 31, 2016
Identifiable Assets:
Income Properties	$343,740,067	$302,757,565
Commercial Loan Investments	26,984,350	24,032,885
Real Estate Operations	44,753,918	58,868,298
Golf Operations	5,877,837	3,675,842
Agriculture and Other	15,354,629	19,288,836
Total Assets	$436,710,801	$408,623,426

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

NOTE 20. RECENTLY ISSUED ACCOUNTING POLICIES

In May 2014, the FASB issued ASU 2014-09, which amends its guidance on the recognition and reporting of revenue from contracts with customers. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The Company completed its evaluation of the provisions during the three months ended September 30, 2017 and has determined there will be no material impact on the Company’s revenue recognition within the consolidated financial statements. All required disclosures relating to ASU 2014-09 will be implemented as required by the standard. The Company will be adopting ASU 2014-09 effective January 1, 2018 utilizing the modified retrospective method.

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

NOTE 21. SUBSEQUENT EVENTS

On October 13, 2017, the Company completed the sale of approximately 5.1 acres located west of Interstate 95 for approximately $275,000, or approximately $54,000 per acre, resulting in an estimated gain of approximately $239,000, or $0.03 per share, after tax.

On October 23, 2017, the Company sold two of its commercial loan investments secured by hotel properties in Atlanta, Georgia and Dallas, Texas. The Company sold these investments at a premium to par for proceeds of approximately $15.1 million on an aggregate principal value of $15.0 million. These loans were classified as held for sale on the Company’s consolidated balance sheet as of September 30, 2017. The Company utilized these proceeds to pay down the Credit Facility.

On October 27, 2017, the Company acquired an approximately 212,000 square-foot building situated on approximately 18.9 acres in Hillsboro, Oregon which is approximately 100% leased to Wells Fargo Bank, N.A. under a triple-net lease. The purchase price was approximately $39.8 million, which was funded with the proceeds from certain 1031 transactions as well as cash from the Credit Facility. As of the acquisition date, the remaining term of the lease was approximately 8.2 years. As a result of this acquisition, the amount outstanding on the Credit Facility was approximately $60.5 million and the available borrowing capacity was approximately $39.5 million as of October 30, 2017.

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

OVERVIEW

We are a diversified real estate operating company. We own and manage thirty-six commercial real estate properties in eleven states in the United States. As of September 30, 2017, we owned twenty-four single-tenant and twelve multi-tenant income-producing properties with over 1.9 million square feet of gross leasable space. We also own and manage a portfolio of undeveloped land totaling approximately 8,100 acres in the City of Daytona Beach, Florida (the “City”). As of September 30, 2017, we have four commercial loan investments including one fixed-rate and one variable–rate mezzanine commercial mortgage loan, a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan, and a fixed-rate first mortgage loan.  We have golf operations which consist of the LPGA International Golf Club, which is managed by a third party. We also lease some of our land for nineteen billboards, have agricultural operations that are managed by a third party, which consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage Subsurface Interests (hereinafter defined). The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Income Property Operations. We have pursued a strategy of investing in income-producing properties, when possible by utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes.

Our strategy for investing in income-producing properties is focused on long-term real estate fundamentals and target markets experiencing significant economic growth. We employ a methodology for evaluating targeted investments in income-producing properties which includes an evaluation of: (i) the attributes of the real estate (e.g. location, market demographics, comparable properties in the market, etc.); (ii) an evaluation of the existing tenant (e.g. credit-worthiness, property level sales, rent levels compared to the market, etc.); (iii) other market conditions (e.g. tenant industry, job and population growth in the market, local economy, etc.); and (iv) considerations relating to the Company’s business and strategy (e.g. strategic fit of the asset type, property management needs, alignment with the Company’s 1031 like-kind exchange structure, etc.).

During the nine months ended September 30, 2017, the Company acquired three single-tenant income properties and two multi-tenant income properties, for an aggregate purchase price of approximately $40.0 million, or an aggregate acquisition cost of approximately $40.7 million including capitalized acquisition costs.

Our current portfolio of twenty-four single-tenant income properties generates approximately $14.8 million of revenues from lease payments on an annualized basis and had an average remaining lease term of 9.1 years as of September 30, 2017. Our current portfolio of twelve multi-tenant properties generates approximately $10.5 million of revenue from lease payments on an annualized basis and has a weighted average remaining lease term of 4.2 years as of September 30, 2017. We expect to continue to focus on acquiring additional income-producing properties during fiscal year 2017, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing investments, we have self-developed five of our multi-tenant properties which are located in Daytona Beach, Florida, four of which we still own as of September 30, 2017. The first self-developed property, located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida, is an approximately 22,000 square foot, two-story, building, known as the Concierge Office Building, which was approximately 91% leased as of September 30, 2017. The second two properties, known as the Mason Commerce Center, consists of two buildings totaling approximately 31,000 square-feet (15,360 each), which were 100% leased as of September 30, 2017. During the year ended December 31, 2014, construction was completed on two additional properties, known as the Williamson Business Park, which are adjacent to the Mason Commerce Center. One of the two 15,360 square-foot Williamson Business Park buildings was sold in April 2016. The remaining Williamson Business Park building was approximately 50% leased and 100% occupied as of September 30, 2017 as the Company now occupies the remaining 50% of the property as its new corporate office.

As part of our strategy for investing in income-producing investments, we are also self-developing two restaurant properties on a 6-acre beachfront parcel in Daytona Beach, Florida. At the completion of this development, which we expect will occur in January of 2018, we will add these two properties to our single-tenant income property portfolio. On a limited basis, we may continue to selectively acquire other real estate, either vacant land or land with existing structures that we would demolish and develop into additional income properties, particularly in the downtown and beach side areas of Daytona Beach, Florida. Specifically our investments in the Daytona Beach area would target opportunistic acquisitions of select catalyst sites, which are typically distressed, with an objective of having shorter term investment horizons. Should we pursue such acquisitions we may seek to partner with developers to develop these sites rather than self-develop the properties.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. No income-producing properties were disposed of during the nine months ended September 30, 2017.

Real Estate Operations.  As of September 30, 2017, the Company owned approximately 8,100 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Currently, the majority of this land is used for agricultural purposes. Approximately 1,100 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 7,000 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,100 acres, primarily an 850-acre parcel and three smaller parcels, which are located further west of Interstate 95 and a few miles north of Interstate 4 that is generally well suited for industrial purposes.

Real estate operations revenue consisted of the following for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Revenue Description	($000's)	($000's)	($000's)	($000's)
Land Sales Revenue	$—	$318	$39,564	$508
Tomoka Town Center - Percentage of Completion Revenue	—	3,654	—	16,456
Revenue from Reimbursement of Infrastructure Costs	—	—	1,276	—
Impact Fee and Mitigation Credit Sales	548	209	1,987	481
Subsurface Revenue	2,374	463	2,827	1,535
Fill Dirt and Other Revenue	4	—	4	—
Total Real Estate Operations Revenue	$2,926	$4,644	$45,658	$18,980

The Tomoka Town Center consists of approximately 235 acres of which approximately 180 acres are developable. During 2015 and 2016, land sales with a gross sales price totaling approximately $21.4 million within the Tomoka Town Center consisted of sales of approximately 99 acres to Tanger Outlets, Sam’s Club, and North American Development Group (“NADG”) (the “Tomoka Town Center Sales Agreements”). The Company performed certain infrastructure work, beginning in the fourth quarter of 2015 through completion in the fourth quarter of 2016, which required the sales price on the Tomoka Town Center Sales Agreements to be recognized on the percentage-of-completion basis. As the infrastructure work was completed in the fourth quarter of 2016, all revenue related to the Tomoka Town Center Sales

Agreements had been recognized as of December 31, 2016. The timing of the remaining reimbursements for the cost of the infrastructure work which totals approximately $2.4 million is more fully described in Note 9, “Other Assets.”

Tanger Outlets completed its approximately 350,000 square foot outlet mall in November 2016. As of October 30, 2017, NADG has begun pre-construction on its approximately 500,000 square foot retail power center.

During the nine months ended September 30, 2017, the Company completed the sale of approximately 19 acres to NADG (the “Third NADG Land Sale”). The remaining developable acreage of approximately 62 acres is currently under contract with NADG as described in the land pipeline in Note 18, “Commitment and Contingencies.”

Land Sales. No land sales were completed during the three months ended September 30, 2017. During the nine months ended September 30, 2017, a total of approximately 1,669 acres were sold for approximately $39.6 million, as described below:

					Gross Sales	Price per Acre	Gain
			Date of	No. of	Price	($ Rounded	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	000's)	($000's)
1	Minto Communities, LLC	West of I-95	02/10/17	1,581.00	$27,151	$17,000	$20,041
2	Commercial	East of I-95	03/22/17	6.35	1,556	245,000	11
		Subtotal - Q1 2017		1,587.35	28,707	18,000	20,052

3	Commercial	East of I-95	04/05/17	27.50	3,218	117,000	2,955
4	Commercial	East of I-95	04/13/17	4.50	1,235	274,000	13
5	Commercial	West of I-95	04/25/17	30.00	2,938	98,000	627
6	NADG - Parcel B-I (FPII)	East of I-95	06/27/17	19.43	3,467	178,000	3,263	(1)
		Subtotal - Q2 2017		81.43	10,858	133,000	6,858

		YTD Q3 2017		1,668.78	$39,565	$24,000	$26,910

(1)The gain of approximately $3.3 million on the Third NADG Land Sale includes an infrastructure reimbursement payment of approximately $955,000 received in conjunction with the closing on June 27, 2017.

A total of 4.5 acres were sold during the three months ended September 30, 2016 for approximately $205,000.  A total of approximately 12.0 acres were sold during the nine months ended September 30, 2016 for approximately $2.4 million as described below:

					Gross Sales		Gain
			Date of	No. of	Price (1)	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Commercial / Retail	East of I-95	02/12/16	3.1	$190	$61,000	$145
2	NADG - OutParcel	East of I-95	03/30/16	4.4	2,000	455,000	1,304
		Subtotal - Q1 2016		7.50	2,190	292,000	1,449

3	Minto Sales Center	West of I-95	09/27/16	4.50	205	46,000	126
		Subtotal - Q3 2016		4.50	205	46,000	126

		YTD Q3 2016		12.0	$2,395	$200,000	$1,575

(1)Land Sales Revenue for the nine months ended September 30, 2016 is equal to the Gross Sales Price of land sales of $2.40 million, less the $2.0 million sales price for the NADG – OutParcel, as the NADG – OutParcel revenue is included in Tomoka Town Center – Percentage of Completion Revenue, plus approximately $113,000 of incentives received and earned during the three months ended September 30, 2016 related to the Distribution Center sale which closed during 2014.

As of October 30, 2017, the Company’s pipeline of potential land sales transactions, including the terms of an executed non-binding term sheet to form a joint venture with an institutional investor to establish a mitigation bank on a parcel of our land (the “Mitigation Bank”), included the following twelve potential transactions with eleven different buyers, representing more than 5,800 acres or approximately 72% of our land holdings:

		No. of	Amount	Price	Estimated
	Transaction (Buyer)	Acres	($000's)	per Acre	Timing
1	Commercial/Retail - East of I-95 (2)	123	$29,250	$238,000	'18 - '19
2	Residential (AR) - Minto II - West of I-95	1,614	26,500	16,000	'18
3	Residential (SF) - ICI Homes II - West of I-95	1,016	21,000	21,000	'19
4	Mixed-Use Retail - North American - East of I-95	62	16,963	273,000	'17 - '18
5	Mitigation Bank - Term Sheet - West of I-95 (1)	2,492	15,000	6,000	'18
6	Commercial/Retail - Buc'ees - East of I-95(2)	35	14,000	400,000	'18
7	Commercial/Retail - East of I-95	21	5,777	275,000	'17 - '18
8	Distribution/Warehouse - East of I-95	71	5,000	70,000	'18 - '19
9	Residential (Multi-Family) - East of I-95 (3)	45	5,200	116,000	'18 - '19
10	Residential (SF) - West of I-95 (4)	200	3,324	17,000	'18
11	Commercial/Retail - Specialty Grocer - East of I-95	9	2,700	300,000	'18
12	Residential (SF) - ICI Homes - West of I-95	146	1,400	10,000	'19
	Total (Average)	5,834	$146,114	$25,000

(1)The amount for the Mitigation Bank represents the amount in the term sheet for buyer’s acquisition of approximately 70% of the joint venture that owns the Mitigation Bank, with the Company retaining 30%.

(2)Land sales transactions which require the Company to incur the cost to provide the requisite mitigation credits necessary for obtaining the applicable regulatory permits for the buyer, with such costs representing either our basis in the credits that we own, or potentially up to 5% - 10% of the contract amount noted.

(3)The acres and amount include the buyer’s option to acquire approximately 19 acres for approximately $2.0 million, in addition to the base contract of approximately 26 acres for approximately $3.2 million.

(4)The acres and amount include the buyer’s option to acquire approximately 71 acres for approximately $574,000, in addition to the base contract of approximately 129 acres for approximately $2.75 million.

As noted above, these agreements contemplate closing dates ranging from the fourth quarter of 2017 through fiscal year 2019, and although some of the transactions may close in 2017, the buyers are not contractually obligated to close until after 2017. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City of Daytona Beach, and other permitting activities with other applicable governmental authorities including wetlands permits from the St. John’s River Water Management District and the U.S. Army Corps of Engineers and traffic analysis with the Florida Department of Transportation and Volusia County. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

Land Impairments. There were no impairment charges related to the Company’s undeveloped land during the nine months ended September 30, 2017.

Beachfront Development. During the year ended December 31, 2015, the Company acquired, through a real estate venture with an unaffiliated third party institutional investor, an interest in approximately six acres of vacant beachfront property located in Daytona Beach, Florida. The property was acquired for approximately $11.3 million of which the Company contributed approximately $5.7 million. As of December 31, 2015, the real estate venture was fully consolidated as the Company determined that it was the primary beneficiary of the variable interest entity. On November 17, 2016, the Company acquired the unaffiliated third party’s 50% interest for approximately $4.8 million, a discount of approximately $879,000. The discount was recorded through equity on the consolidated balance sheet during the year ended December 31, 2016. The Company evaluated its interest in the six-acre vacant beachfront property for impairment and determined that no impairment was necessary as of December 31, 2016. As the Company owns the entire real estate venture as of September 30, 2017, there is no longer a consolidated VIE.

The cost basis of the six-acre vacant beachfront property asset totaled approximately $11.7 million as of September 30, 2017 which includes costs for entitlement. The beachfront property received approval of the rezoning and entitlement of the site to allow for the development of two restaurants and also for the future potential development of up to approximately 1.2 million square feet of vertical density. In the first quarter of 2017, the Company executed a 15-year lease agreement with the operator of LandShark Bar & Grill, for an approximately 6,264 square foot restaurant property the Company will develop on the parcel. The annual rent under the lease is based on a percentage of the tenant’s net operating income (“NOI”) until the Company has received its investment basis in the property and thereafter, the Company will receive a lower percentage of the tenant’s NOI during the remaining lease term. In the second quarter of 2017, the Company executed a 15-year lease agreement with the tenant, Cocina 214 Restaurant & Bar, for the second restaurant property to be developed on the parcel. The annual rent is equal to the greater of $360,000 per year or a certain percentage of gross sales. The lease also provides for additional percentage rent upon the achievement of certain gross sales thresholds. The Company completed the design phase and commenced construction on the two restaurants during the three months ended September 30, 2017. As of September 30, 2017, the Company has incurred approximately $2.2 million of design and construction costs. See Note 18, “Commitment and Contingencies” for the total expected cost to be incurred for the development of the site and both restaurants. The Company expects the development of the two restaurant properties to be completed in time for the tenants to commence operations during January of 2018.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $416,000 and mitigation credits with a cost basis of approximately $849,000 for a combined total of approximately $1.3 million as of September 30, 2017. During the nine months ended September 30, 2017, the Company sold mitigation credits for approximately $1.5 million, for a gain of approximately $1.2 million, or $0.14 per share, after tax. Additionally, the Company recorded the transfer of mitigation credits with a cost basis of approximately $298,000 as a charge to direct cost of revenues of real estate operations during the nine months ended September 30, 2017, as more fully described in Note 18, “Commitments and Contingencies.” During the nine months ended September 30, 2017 and 2016, the Company received cash payments of approximately $506,000 and $481,000, respectively, for impact fees with a cost basis that was generally of equal value.

As of December 31, 2016, the Company owned impact fees with a cost basis of approximately $925,000 and mitigation credits with a cost basis of approximately $1.4 million for a combined total of approximately $2.3 million.

Subsurface Interests. As of September 30, 2017, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 462,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

During the three months ended September 30, 2017, the Company sold approximately 38,750 acres of subsurface interests in Osceola County, Florida for approximately $2.1 million (the “Osceola Subsurface Sale”). The gain from the Osceola Subsurface Sale totaled approximately $2.08 million, or $0.23 per share, after tax. The Company expects to utilize the proceeds from this sale to acquire an income property through the 1031 like-kind exchange structure.

During 2011, an  eight-year oil exploration lease was executed. On September 20, 2017, the Company amended the oil exploration lease to, among other things, extend the expiration of the original term for five additional years to the new expiration date of September 22, 2024. The lease calls for annual lease payments which are recognized as revenue ratably over the respective twelve-month lease periods. In addition, non-refundable drilling penalty payments are made as required by the drilling requirements in the lease which are recognized as revenue when received.

Lease payments on the respective acreages and drilling penalties received through lease year seven are as follows:

	Acreage
Lease Year	(Approximate)	Florida County	Lease Payment (1)	Drilling Penalty (1)
Lease Year 1 - 9/23/2011 - 9/22/2012	136,000	Lee and Hendry	$913,657	$—
Lease Year 2 - 9/23/2012 - 9/22/2013	136,000	Lee and Hendry	922,114	—
Lease Year 3 - 9/23/2013 - 9/22/2014	82,000	Hendry	3,293,000	1,000,000
Lease Year 4 - 9/23/2014 - 9/22/2015	42,000	Hendry	1,866,146	600,000
Lease Year 5 - 9/23/2015 - 9/22/2016	25,000	Hendry	1,218,838	175,000
Lease Year 6 - 9/23/2016 - 9/22/2017	15,000	Hendry	806,683	150,000
Lease Year 7 - 9/23/2017 - 9/22/2018	15,000	Hendry	806,683	50,000
Total Payments Received to Date			$9,827,121	$1,975,000

(1)Generally, cash payment for the Lease Payment and Drilling Penalty is received on or before the first day of the lease year. The Drilling Penalty, which is due within thirty days from the end of the prior lease year, is recorded as revenue when received, while the Lease Payment is recognized on a straight-line basis over the respective lease term. Pursuant to the amendment for the Year 7 renewal, the Lease Payment and Drilling Penalty were both received on October 11, 2017. See separate disclosure of revenue recognized per period below.

The terms of the lease state the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years eight through thirteen. The lease is effectively thirteen one-year terms as the lessee has the option to terminate the lease at the end of each lease year.

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the three months ended September 30, 2017 and 2016, lease income of approximately $203,000 and $297,000, respectively, was recognized. For the nine months ended September 30, 2017 and 2016, lease income of approximately $603,000 and $904,000, respectively, was recognized. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2018 or, if extended, the terms or conditions of such extension.

During the nine months ended September 30, 2017 and 2016, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $19,000 and $16,000, during the three months ended September 30, 2017 and 2016, respectively. Revenues received from oil royalties totaled approximately $69,000 and $32,000, during the nine months ended September 30, 2017 and 2016, respectively.

The Company is not prohibited from the disposition of any or all of its Subsurface Interests. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. There were no releases of surface entry rights during the nine months ended September 30, 2017. Cash payments for the release of surface entry rights totaled approximately $450,000 during the nine months ended September 30, 2016, which is included in revenue from real estate operations.

Golf Operations. Golf operations, which are managed by a third party, consist of the LPGA International Golf Club, a semi-private golf club consisting of two 18-hole championship golf courses, one designed by Rees Jones and the other designed by Arthur Hills, with a three-hole practice facility also designed by Rees Jones, a clubhouse facility, food and beverage operations, and a fitness facility located within the LPGA International mixed-use residential community on the west side of Interstate 95 in the City.

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

As of September 30, 2017, the Company owned four performing commercial loan investments which have an aggregate outstanding principal balance of approximately $27.0 million. These loans are secured by real estate, or the borrower’s equity interest in real estate, located in Daytona Beach Shores, Florida, Sarasota, Florida, Dallas, Texas, and Atlanta, Georgia, and have an average remaining maturity of approximately 0.9 years and a weighted average interest rate of 9.6%.

The Company sold its two commercial loan investments secured by hotel properties in Atlanta, Georgia and Dallas, Texas which have an aggregate principal value of $15.0 million at a slight premium to par. See Note 21, “Subsequent Events.” These two loans have been classified as held for sale on the accompanying consolidated balance sheets as of September 30, 2017.

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

SUMMARY OF OPERATING RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2017 COMPARED TO SEPTEMBER 30, 2016

REVENUE

Total revenue for the three months ended September 30, 2017 and 2016 is presented in the following summary and indicates the changes as compared to three months ended September 30, 2016:

	Revenue for	Revenue for
	Three Months	Three Months	Increase (Decrease)
	Ended	Ended	Vs. Same Period	Vs. Same Period
Operating Segment	9/30/2017	9/30/2016	in 2016	in 2016 (%)
Income Properties	$7,928,258	$6,021,331	$1,906,927	32%
Interest Income from Commercial Loan Investments	637,801	534,212	103,589	19%
Real Estate Operations	2,926,406	4,643,646	(1,717,240)	-37%
Golf Operations	797,420	1,001,368	(203,948)	-20%
Agriculture & Other Income	90,717	10,388	80,329	773%
Total Revenue	$12,380,602	$12,210,945	$169,657	1%

Total revenue for the quarter ended September 30, 2017 increased slightly to approximately $12.4 million compared to approximately $12.2 million during the same period in 2016, an increase of approximately $170,000, or 1%. This increase was primarily the result of the following elements of the decrease in Real Estate Operations Revenue offset by the increase in the Income Property Operations Revenue, respectively:

	Revenue for	Revenue for
	Three Months	Three Months	Increase (Decrease)
	Ended	Ended	Vs. Same Period	Vs. Same Period
	9/30/2017	9/30/2016	in 2016	in 2016
Real Estate Operations Revenue	($000's)	($000's)	($000's)	(%)
Land Sales Revenue	$—	$318	$(318)	-100%
Tomoka Town Center - Percentage of Completion Revenue	—	3,654	(3,654)	-100%
Impact Fee and Mitigation Credit Sales	548	209	339	162%
Subsurface Revenue	2,374	463	1,911	413%
Fill Dirt and Other Revenue	4	—	4	100%
Total Real Estate Operations Revenue	$2,926	$4,644	$(1,718)	-37%

	Revenue for	Revenue for
	Three Months	Three Months	Increase (Decrease)
	Ended	Ended	Vs. Same Period	Vs. Same Period
	9/30/2017	9/30/2016	in 2016	in 2016
Income Property Operations Revenue	($000's)	($000's)	($000's)	(%)
Revenue from Q4 2016 and YTD 2017 Acquisitions	$1,659	$—	$1,659	100%
Revenue from The Grove at Winter Park	147	24	123	513%
Revenue from Remaining Portfolio	5,570	5,438	132	2%
Accretion of Above Market/Below Market Intangibles	552	559	(7)	-1%
Total Income Property Operations Revenue	$7,928	$6,021	$1,907	32%

NET INCOME

Net income and basic net income per share for the quarter ended September 30, 2017, compared to the same period in 2016, was as follows:

	Three Months	Three Months	Increase (Decrease)
	Ended	Ended	Vs. Same Period	Vs. Same Period
	9/30/2017	9/30/2016	in 2016	in 2016
Net Income	$966,900	$8,161,014	$(7,194,114)	-88%
Basic Earnings Per Share	$0.18	$1.44	$(1.26)	-88%

The above results for the third quarter of 2017,  compared to the same period in 2016, reflected the following significant operating elements in addition to the impacts on revenues as described above:

•

A decrease in direct cost of revenues of nearly $0.6 million primarily related to the decrease in the direct cost of revenues for the real estate operations of approximately $0.8 million, which primarily reflects that we did not close any land transactions during the third quarter of 2017, and an increase of approximately $0.3 million in the operating costs of the Income Property Operations segment;

•	An increase in depreciation and amortization of approximately $1.2 million resulting from the growth in our income property portfolio; and
•	The gain of approximately $11.5 million recognized in the third quarter of 2016 in connection with the Company’s disposition of a portfolio of fourteen single-tenant income properties.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $7.9 million and $6.2 million, respectively, during the quarter ended September 30, 2017, compared to total revenue and operating income of approximately $6.0 million and $4.6 million, respectively, for the quarter ended September 30, 2016. The direct costs of revenues for our income property operations totaled approximately $1.7 million and $1.4 million for the quarter ended September 30, 2017 and 2016, respectively. The increase in revenues of approximately $1.9 million, or 32%, during the quarter ended September 30, 2017 reflects our expanded portfolio of income properties including increases of approximately $1.7 million due to our recent acquisitions in the fourth quarter of 2016 and the first nine months of 2017, and an increase of approximately $123,000 in revenue generated by our multi-tenant property, the Grove at Winter Park in Winter Park, Florida, and a slight increase of approximately $132,000 from our in-place portfolio. Revenue from our income properties during the quarters ended September 30, 2017 and 2016 also includes approximately $552,000 and $559,000, respectively, in revenue from the accretion of the below-market lease intangible, which is primarily attributable to the Wells Fargo property. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $285,000 in our direct costs of revenues which was primarily comprised of approximately $321,000 in increased operating expenses related to our recent acquisitions mentioned previously in late 2016 and year-to-date in 2017.

REAL ESTATE OPERATIONS

During the quarter ended September 30, 2017, operating income from real estate operations was approximately $2.5 million on revenues totaling approximately $2.9 million. During the quarter ended September 30, 2016, operating income was approximately $3.4 million on revenues totaling approximately $4.6 million. The decrease in revenue of approximately $1.7 million and operating income of approximately $919,000 is primarily attributable to the revenue recognized utilizing percentage of completion during the quarter ended September 30, 2016 of approximately $3.7 million on the sales within the Town Center which closed during the fourth quarter of 2015 and the first quarter of 2016 with no land sales revenue during the quarter ended September 30, 2017. The decrease in land sales revenue was partially offset by approximately $2.1 million in revenue from a sale of subsurface interests which closed during the quarter ended September 30, 2017. The decrease of approximately $798,000 in direct costs of real estate operations is primarily the result of the decrease of approximately $777,000 in the cost basis recognized during the third quarter of 2016 related to the percentage of completion land sales.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $797,000 and $1.0 million for the three months ended September 30, 2017 and 2016, respectively. The total direct cost of golf operations revenues totaled approximately $1.3 million for the three months ended September 30, 2017 and 2016. The Company’s golf operations had a net operating loss of approximately $475,000 and approximately $302,000 during the three months ended September 30, 2017 and 2016, respectively, reflecting a decline in operating results of approximately $174,000. The primary reason for the decline in revenues and related operating results was that one of the two 18-hole golf courses was closed during the entire third quarter of 2017 for the renovation of the greens.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $638,000 and $534,000 during the three months ended September 30, 2017 and 2016, respectively. The increase is primarily attributable to approximately

$67,000 in revenue generated by the $3.0 million first mortgage loan originated in July 2017 as well as an increase in interest from our variable rate loans due to the increase in LIBOR during the third quarter of 2017.

AGRICULTURE AND OTHER INCOME

For the three months ended September 30, 2017 and 2016, revenues from agriculture and other income totaled approximately $90,000 and $10,000, respectively, with the increase due to a timber harvesting contract that generated approximately $80,000 of revenue in the third quarter of 2017. For the three months ended September 30, 2017 and 2016, the direct cost of revenues totaled approximately $19,000 and $53,000, respectively, an improvement of approximately $34,000 which reflects reduced payroll for this segment.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled approximately $2.0 million and $1.8 million for the three months ended September 30, 2017 and 2016, respectively, an increase of approximately $174,000. The increase is primarily related to the costs incurred for the Company’s evaluation of a possible conversion to a real estate investment trust (“REIT”) as well as other professional fees.

GAINS ON DISPOSITION OF ASSETS AND IMPAIRMENT CHARGES

No income properties were disposed of during the three months ended September 30, 2017.  There were no impairment charges during the three months ended September 30, 2017 or 2016.

Fifteen income properties were disposed of during the three months ended September 30, 2016, of which fourteen were part of the Portfolio Sale which generated a gain totaling approximately $11.4 million. The other sale during the quarter ended September 30, 2016 was for a loss of approximately $922,000 of which approximately $942,000 was recognized as an impairment charge during the second quarter of 2016.

INTEREST EXPENSE

Interest expense totaled approximately $2.1 million and $2.5 million for the three months ended September 30, 2017 and 2016, respectively. The decrease of approximately $381,000 is primarily the result of the write-off of approximately $367,000 of loan costs in 2016 for the $23.1 million secured loan that was assumed by the buyer of the Portfolio Sale offset by the capitalization of approximately $124,000 of interest in the third quarter of 2017 relating to our development activities at the Grove, the beach parcel, and our new corporate office space.

SUMMARY OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTMEBER 30, 2017 COMPARED TO SEPTEMBER 30, 2016

REVENUE

Total revenue for the nine months ended September 30, 2017 and 2016 is presented in the following summary and indicates the changes as compared to nine months ended September 30, 2016:

	Revenue for	Revenue for
	Nine Months	Nine Months	Increase (Decrease)
	Ended	Ended	Vs. Same Period	Vs. Same Period
Operating Segment	9/30/2017	9/30/2016	in 2016	in 2016 (%)
Income Properties	$22,566,505	$18,483,654	$4,082,851	22%
Interest Income from Commercial Loan Investments	1,727,449	2,050,507	(323,058)	-16%
Real Estate Operations	45,658,221	18,979,164	26,679,057	141%
Golf Operations	3,655,877	3,877,923	(222,046)	-6%
Agriculture & Other Income	323,617	48,070	275,547	573%
Total Revenue	$73,931,669	$43,439,318	$30,492,351	70%

Total revenue for the nine months ended September 30, 2017 increased to approximately $73.9 million from approximately $43.4 million during the same period in 2016, an increase of approximately $30.5 million, or 70%. This increase was primarily the result of the following elements of the increases in Real Estate Operations Revenue and Income Property Operations Revenue, respectively:

	Revenue for	Revenue for
	Nine Months	Nine Months	Increase (Decrease)
	Ended	Ended	Vs. Same Period	Vs. Same Period
	9/30/2017	9/30/2016	in 2016	in 2016
Real Estate Operations Revenue	($000's)	($000's)	($000's)	(%)
Land Sales Revenue	$39,564	$508	$39,056	7688%
Tomoka Town Center - Percentage of Completion Revenue	—	16,455	(16,455)	-100%
Revenue from Reimbursement of Infrastructure Costs	1,276	—	1,276	100%
Impact Fee and Mitigation Credit Sales	1,987	481	1,506	313%
Subsurface Revenue	2,827	1,535	1,292	84%
Fill Dirt and Other Revenue	4	—	4	100%
Total Real Estate Operations Revenue	$45,658	$18,979	$26,679	141%

	Revenue for	Revenue for
	Nine Months	Nine Months	Increase (Decrease)
	Ended	Ended	Vs. Same Period	Vs. Same Period
	9/30/2017	9/30/2016	in 2016	in 2016
Income Property Operations Revenue	($000's)	($000's)	($000's)	(%)
Revenue from Q4 2016 and YTD 2017 Acquisitions	$3,989	$—	$3,989	100%
Revenue from The Grove at Winter Park	284	78	206	264%
Revenue from Remaining Portfolio	16,660	16,683	(23)	0%
Accretion of Above Market/Below Market Intangibles	1,633	1,722	(89)	-5%
Total Income Property Operations Revenue	$22,566	$18,483	$4,083	22%

NET INCOME

Net income and basic net income per share for the nine months ended September 30, 2017, compared to the same period in 2016, was as follows:

	Nine Months		Nine Months	Increase (Decrease)
	Ended		Ended	Vs. Same Period	Vs. Same Period
	9/30/2017		9/30/2016	in 2016	in 2016
Net Income	$17,392,200		$11,156,175	$6,236,025	56%
Basic Earnings Per Share	$3.13	(1)	$1.96	$1.17	60%

(1)Includes $0.24 in non-cash earnings for the elimination of the accrued liability associated with the straight-line accounting for the land lease which was terminated as part of the acquisition of the LPGA International golf course land.

The above results for the nine months ended September 30, 2017, compared to the same period in 2016, reflected the following significant operating elements in addition to the impacts on revenues described above:

•

An increase in direct cost of revenues of approximately $11.7 million primarily related to the increase in the direct cost of revenues for the real estate operations of approximately $10.8 million, which primarily reflects an increase of approximately $8.7 million in cost basis related to the increased land sales during the quarter and associated transaction costs of approximately $1.3 million;

•	An increase in depreciation and amortization of approximately $3.3 million resulting from the growth in our income property portfolio;
•	Non-cash earnings of approximately $2.2 million related to the transaction to acquire the land underlying our golf operations; and
•

Income of approximately $12.8 million recognized in 2016 in connection with the Company’s disposition of a portfolio of 14 income properties and other dispositions of income properties offset by the recognition of approximately $2.2 million in impairment charges during the nine months ended September 30, 2016.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $22.6 million and $17.8 million, respectively, during the nine months ended September 30, 2017, compared to total revenue and operating income of approximately $18.5 million and $14.7 million, respectively, for the nine months ended September 30, 2016. The direct costs of revenues for our income property operations totaled approximately $4.8 million and $3.8 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in revenues of approximately $4.1 million, or 22%, during the nine months ended September 30, 2017 reflects our expanded portfolio of income properties including increases of approximately $4.0 million due to our recent acquisitions in the last quarter of 2016 and the first nine months of 2017 and an increase of approximately $206,000 from our multi-tenant property, the Grove at Winter Park in Winter Park, Florida. Revenue from our income properties during the nine months ended September 30, 2017 and 2016 also includes approximately $1.6 million and $1.7 million, respectively, in revenue from the accretion of the below-market lease intangible, which is primarily attributable to the Wells Fargo property. Our increased operating income from our income property operations reflects the aforementioned increased rent revenues offset by an increase of approximately $945,000 in our direct costs of revenues largely related to our recent acquisitions mentioned previously in late 2016 and year-to-date in 2017.

REAL ESTATE OPERATIONS

During the nine months ended September 30, 2017, operating income from real estate operations was approximately $30.2 million on revenues totaling approximately $45.7 million. During the nine months ended September 30, 2016, operating income was approximately $14.3 million on revenues totaling approximately $19.0 million. The increase in revenue of approximately $26.7 million and operating income of approximately $15.9 million is primarily attributable to the revenue totaling approximately $39.6 million recognized for the land sales completed in the first nine months of 2017 including the sale of approximately 1,581 acres to Minto Communities for approximately $27.2 million which closed in the first quarter of 2017, the third land sale transaction completed with NADG for approximately $3.5 million which closed in the second quarter of 2017, the land sale to VanTrust of approximately 28 acres for approximately $3.2 million which also closed in the second quarter of 2017, as well as the $2.1 million sale of subsurface interests that closed during the third quarter of 2017. The increased revenues in 2017 reflect the impact of the 2017 land sales offset by the revenue recognized utilizing percentage of completion during the nine months ended September 30, 2016 on the sales within the Town Center which closed during the fourth quarter of 2015 and the first quarter of 2016, of approximately $16.5 million. The increase of approximately $10.8 million in direct costs of real estate operations is primarily the result of the increase of approximately $8.7 million in the cost basis and approximately $1.3 million in closing and other costs recognized during the first nine months of 2017 related to the land sales closed during that period.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $3.7 million and $3.9 million for the nine months ended September 30, 2017 and 2016, respectively. The total direct cost of golf operations revenues totaled approximately $4.2 million for the nine months ended September 30, 2017 and 2016. The Company’s golf operations had a net operating loss of approximately $517,000 and approximately $277,000 during the nine months ended September 30, 2017 and 2016, respectively, a decrease in operating results of approximately $241,000. The primary reason for the decline in revenues and related operating results was that one of the two 18-hole golf courses was closed during the entire third quarter of 2017 for the renovation of the greens.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $1.7 million and $2.0 million during the nine months ended September 30, 2017 and 2016, respectively. The decrease is attributable to approximately $466,000 of revenue generated in the first six months of 2016 from the San Juan loan that was repaid during the latter part of the second quarter of 2016, which is partially offset by the increase of approximately $67,000 in revenue generated by the $3.0 million first mortgage loan originated in July 2017 as well as an increase in interest from our variable rate loans due to the increase in LIBOR during the third quarter of 2017.

AGRICULTURE AND OTHER INCOME

For the nine months ended September 30, 2017 and 2016, revenues from agriculture and other income totaled approximately $324,000 and $48,000, respectively, with the increase due to a timber harvesting contract during the first nine months of 2017 that generated approximately $290,000 in revenue. For the nine months ended September 30, 2017 and 2016, the direct cost of revenues totaled approximately $90,000 and $154,000, respectively an improvement of approximately $64,000 which reflects reduced payroll for this segment.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled approximately $7.9 million and $8.5 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of approximately $576,000. Non-cash stock compensation expense decreased by approximately $1.8 million, which in part, is due to the accelerated stock compensation expense of approximately $1.6 million recognized in the first quarter of 2016 relating to certain stock awards that were forfeited. The decreased stock compensation expenses were offset by an increase in legal and other costs of approximately $1.2 million which were specifically related to the Company’s proxy contest in connection with the 2017 Annual Meeting of Shareholders offset by the decrease in legal costs of approximately $750,000 related to the investigations conducted in connection with certain claims made by Wintergreen that were determined to be without merit.

GAINS ON DISPOSITION OF ASSETS AND IMPAIRMENT CHARGES

No income properties were disposed of during the nine months ended September 30, 2017.  There were no impairment charges during the nine months ended September 30, 2017.

Nineteen income properties were disposed of during the nine months ended September 30, 2016, of which seventeen of the sales generated gains totaling approximately $12.8 million, which includes the $11.4 million gain related to the fourteen property Portfolio Sale. The two other sales during the nine months ended September 30, 2016 was for an aggregate loss of approximately $1.2 million which was recognized as an impairment charge during the nine months ended September 30, 2016. The impairment charges totaling approximately $2.2 million during the nine months ended September 30, 2016 included a charge of approximately $210,000 which was recognized on an income property in Sebring, Florida leased to a subsidiary of CVS which was sold in April 2016 and the impairment charges related to the sale of a vacant income property of approximately $942,000 and the Repurchased Land totaling approximately $2.0 million.

INTEREST EXPENSE

Interest expense totaled approximately $6.3 million and $6.7 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease of approximately $421,000 is primarily the result of the write-off of approximately $367,000 of loan costs in 2016 for the $23.1 million secured loan that was assumed by the buyer of the Portfolio Sale offset by the capitalization of approximately $124,000 of interest in the third quarter of 2017 relating to our development activities at the Grove, the beach parcel, and our new corporate office space.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled approximately $5.9 million at September 30, 2017, excluding restricted cash. Restricted cash totaled approximately $7.0 million at September 30, 2017 of which approximately $5.5 million of cash is being held in escrow, to be reinvested through the like-kind exchange structure into one or more income properties. Approximately $415,000 is being held in a reserve account primarily for property taxes and insurance escrows in connection with our financing of two properties acquired in January 2013; approximately $836,000 is being held in three separate escrow accounts related to three separate land transactions of which one closed in each of December 2013, December 2015, and February 2017; approximately $127,000 is being held in a reserve for interest and property taxes for the $3.0 million first mortgage loan investment originated in July 2017; and approximately $147,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo.

Our total cash balance at September 30, 2017 benefited from cash flows provided by our operating activities totaling approximately $49.1 million during the nine months then ended, compared to the prior year’s cash flows used in operating activities totaling approximately $4.2 million in the same period in 2016. The increase is primarily the result of our increased net income of approximately $6.3 million and the portion of our income tax expense that is deferred pursuant to the 1031 like-kind exchange structure was an increase totaling approximately $3.4 million. In addition, the increase reflects changes in our assets and liabilities during the period including the reduction of our land basis attributable to the land sales in 2017 representing an increase of approximately $17.3 million and a smaller decrease in our deferred revenues representing a difference of approximately $11.0 million which pertains to the percentage of completion of revenue that was recognized largely in 2016 relating to land sales in late 2015 and early 2016.

Our cash flows used in investing activities totaled approximately $49.8 million for the nine months ended September 30, 2017, compared to the prior year’s cash flows provided by investing activities totaling approximately $24.6 million in the same period, a decrease of approximately $74.4 million. During the nine months ended September 30, 2016, the

Company received cash proceeds of approximately $49.3 million related to income property dispositions, approximately $14.3 million for the pay-off of one of our loan investments, and approximately $6.3 million from the liquidation of our investment securities, for which there were no similar proceeds during the nine months ended September 30, 2017.

Our cash flows used in financing activities totaled approximately $1.1 million for the nine months ended September 30, 2017, compared to the same period in the prior year totaling approximately $15.4 million, a decrease of approximately $14.3 million. The decrease in cash used in financing activities is primarily related to borrowing activities whereby in the first nine months of 2017 net proceeds related to long-term debt totaled approximately $6.7 million while in the same period in 2016 there were net payments on long-term debt which totaled approximately $9.3 million, a difference year-over-year of approximately $16.0 million. In addition, the decrease during the nine months ended September 30, 2017 resulted from our increased level of stock buybacks which increased by approximately $1.7 million versus the same period in 2016.

Our long-term debt balance, at face value, totaled approximately $178.3 million at September 30, 2017, representing an increase of approximately $6.7 million from the face value balance of approximately $171.6 million at December 31, 2016. The increase was due to the approximately $6.7 million in net draws on our revolving credit facility.

As of September 30, 2017, the Company’s outstanding indebtedness, at face value, was as follows:

Face	Maturity	Interest
Value Debt	Date	Rate
Credit Facility	$41,000,000	September 2021	30 ‑day LIBOR plus 1.50% -2.20%
Mortgage Note Payable (originated with UBS) (1)	7,300,000	February 2018	3.655%
Mortgage Note Payable (originated with Wells Fargo) (2)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (3)	25,000,000	April 2021	30 ‑day LIBOR plus 1.90%
4.50% Convertible Senior Notes due 2020, net of discount	75,000,000	March 2020	4.500%
Total Long-Term Face Value Debt	$178,300,000

(1)Secured by the Company’s interest in the two-building office complex leased to Hilton Resorts Corporation.

(2)Secured by the Company’s interest in six income properties. The mortgage loan carries a fixed rate of 4.33% per annum during the first ten years of the term, and requires payments of interest only during the first ten years of the loan. After the tenth anniversary of the effective date of the loan, the cash flows, as defined in the related loan agreement, generated by the underlying six income properties must be used to pay down the principal balance of the loan until paid off or until the loan matures. The loan is fully pre-payable after the tenth anniversary of the effective date of the loan.

(3)Secured by the Company’s income property leased to Wells Fargo located in Raleigh, North Carolina. The mortgage loan has a 5-year term with two years interest only, and interest and a 25-year amortization for the balance of the term. The mortgage loan bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%.  The mortgage loan can be prepaid at any time subject to the termination of the interest rate swap.

The Company’s revolving credit facility (the “Credit Facility”), with Bank of Montreal (“BMO”) serving as the administrative agent for the lenders thereunder, is unsecured with regard to our income property portfolio but is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Wells Fargo and Branch Banking & Trust Company. On September 7, 2017, the Company executed the second amendment and restatement of the Credit Facility (the “Revolver Amendment”). Pursuant to the Revolver Amendment, the Credit Facility matures on September 7, 2021, with the ability to extend the term for 1 year.

As a result of the Revolver Amendment, the Credit Facility has a total borrowing capacity of $100.0 million with the ability to increase that capacity up to $150.0 million during the term. The Credit Facility provides the lenders with a secured interest in the equity of the Company subsidiaries that own the properties included in the borrowing base. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 150 basis points to the 30-day LIBOR plus 220 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the Credit Facility. The Credit Facility also accrues a fee of 15 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity.

At September 30, 2017, the current commitment level under the Credit Facility was $100.0 million. The available borrowing capacity under the Credit Facility was approximately $59.0 million, based on the level of borrowing base assets. As of September 30, 2017, the Credit Facility had a $41.0 million balance. As a result of the income property acquisition completed on October 27, 2017 (as described in Note 21, “Subsequent Events”), the amount outstanding on the Credit Facility was approximately $60.5 million and the available borrowing capacity was approximately $39.5 million.

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

The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. Since July of 2016, when the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend, the conversion rate has been adjusted with each successive quarterly dividend and is currently, after the third quarter 2017 dividend, equal to 14.5439 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.76 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Convertible Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Convertible Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the Convertible Notes prior to the stated maturity date and no sinking fund is provided for the Convertible Notes. The Convertible Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Convertible Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Convertible Notes. As of September 30, 2017, the unamortized debt discount of our Convertible Notes was approximately $3.2 million.

The Company was in compliance with all of its debt covenants as of September 30, 2017 and December 31, 2016.

Section 1031 Like-Kind Exchange. Our sources of liquidity include the release of restricted cash for Section 1031 like-kind exchange transactions upon completion of the exchange. As of September 30, 2017, approximately $5.5 million of cash was being held in escrow, of which approximately $3.4 million was reinvested through the like-kind exchange structure into an income property in April 2017 and approximately $2.2 million remains to be re-invested into one or more income properties.

Acquisitions and Investments. During the nine months ended September 30, 2017, the Company acquired three single-tenant income properties and two multi-tenant income properties, for an aggregate purchase price of approximately $40.0 million, or an aggregate acquisition cost of approximately $40.7 million including capitalized acquisition costs. On October 27, 2017, we acquired an approximately 212,000 square-foot building leased to Wells Fargo Bank, N.A. for approximately $39.8 million and, as a result, we don’t anticipate any additional investments in income properties through December 31, 2017. We generally expect to fund acquisitions utilizing our cash on hand; the available capacity under the credit facility; cash from operations; proceeds from land sales transactions, the dispositions of income properties and potentially the sale of our subsurface interests, each of which we expect will qualify under the like-kind exchange deferred-tax structure; and may include additional funding sources such as the sale of impact fees and mitigation credits.

Dispositions. There were no income property dispositions during the three or nine months ended September 30, 2017.

Capital Expenditures. In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23-acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500. The Company’s commitment to fund the improvement costs benefiting the remaining acres of Company land can be paid over five years from sales of the remaining land or at the end of the fifth year. In 2013 the Company deposited $283,500 of cash in escrow related to the improvements, which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of September 30, 2017 was approximately $287,000, including accrued interest. Accordingly, as of September 30, 2017, the remaining maximum commitment is approximately $689,000.

In conjunction with the Company’s sale of approximately 18.1 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of September 30, 2017 was approximately $125,000, including accrued interest. Accordingly, the Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s land parcel is approximately $125,000, to be paid from escrow upon completion.

The Company’s total construction estimate related to the capital expenditures to renovate The Grove at Winter Park property in Winter Park, Florida, which includes increases for tenant improvements pursuant to leases as they are executed, totaled approximately $4.2 million as of September 30, 2017. The Company has incurred approximately $3.9 million of the total construction estimate as of September 30, 2017, leaving a remaining commitment of approximately $315,000.

The Company executed an agreement for improvements at the grocery-anchored shopping center situated on approximately 10.3 acres in Fort Worth, Texas, known as the Westcliff property, during the three months ended June 30, 2017. Pursuant to the agreement, the total expected cost of the improvements is approximately $654,000, of which approximately $281,000 has been incurred as of September 30, 2017, leaving a remaining commitment of approximately $373,000.

The Company leased space for its corporate offices at 1530 Cornerstone Blvd., Suite 100, Daytona Beach, Florida subject to a lease that expired on September 30, 2017. The Company elected to allow the lease to expire and relocate its corporate offices to the vacant approximately 7,700 square feet at 1140 N. Williamson Blvd., Suite 140, Daytona Beach, Florida, known as the Williamson Business Park, an income property owned by the Company. The Company completed the build-out of the new office space and has relocated its corporate offices as of September 30, 2017. The Company incurred a total of approximately $761,000 to complete the build-out which was comprised of approximately $233,000 to build-out the shell and approximately $528,000 in tenant improvements. The Company’s savings in base rent that will no longer be paid totals approximately $128,000 per year.

In conjunction with the Company’s development of two income properties, both restaurants, on the beach parcel as described in Note 4, “Land and Subsurface Interests,” the Company has executed multiple contracts with third-parties to perform the work necessary to prepare the site, construct the restaurants, and acquire the related furniture and equipment.

Pursuant to the leases with the tenants of the two restaurant properties, LandShark Bar & Grill and Cocina 214 Restaurant & Bar, and based on the Company’s current cost estimates, the total estimated cost to improve the land and develop the income properties is approximately $6.9 million. Through September 30, 2017, the Company has incurred approximately $2.2 million of the total estimated cost which is included in Construction in Progress on the Company’s consolidated balance sheet, leaving a remaining commitment of approximately $4.8 million. The Company expects the development of the two restaurant properties to be completed in time for the tenants to commence operations during January of 2018. Upon completion of the construction of the two income properties and commencement of the tenant leases, the total investment in the beach parcel will be classified as Income Properties, Land, Building, and Improvements, within the Property, Plant, and Equipment classification on the Company’s consolidated balance sheet.

As of September 30, 2017, we have no other contractual requirements to make capital expenditures.

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. The Company has funded approximately $1.2 million of the total $2.0 million of estimated costs through September 30, 2017. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $840,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates. During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $840,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of June 30, 2017, the Company determined approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract and, accordingly, no amounts related to such potential future costs have been accrued as of September 30, 2017.

During the period from the fourth quarter of 2015 through the first quarter of 2017, the Company received  communications from Wintergreen Advisers, LLC (“Wintergreen”), some of which have been filed publicly. In investigating Wintergreen’s allegations contained in certain communications, pursuing the strategic alternatives process suggested by Wintergreen, and engaging in a proxy contest, the Company has incurred costs of approximately $3.0 million, to date, through September 30, 2017. Approximately $1.6 million of the approximately $3.0 million was incurred during the nine months ended September 30, 2017, of which approximately $1.2 million is specifically for legal representation and third party costs related to the proxy contest. None of Wintergreen’s allegations regarding inadequate disclosure or other wrong-doings by the Company or its directors or officers were found to have any basis or merit.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with our cash on hand, cash flow from our operations, cash from the completion of 1031 like-kind exchanges, and the available borrowing capacity of approximately $59.0 million under the Credit Facility, based on the level of borrowing base assets, as of September 30, 2017.

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

Management’s focus is to continue to execute on our strategy, which is to monetize our land holdings and redeploy the proceeds, when possible from like-kind exchange transactions, and utilizing leverage including the borrowing capacity available under our Credit Facility and possibly the disposition or payoffs on our commercial loan investments and subsurface transactions to increase and diversify our portfolio of income-producing properties, to provide stabilized cash flows with good risk adjusted returns primarily in major metropolitan areas and growth markets.

We believe that we currently have a reasonable level of leverage. Proceeds from closed land transactions provide us with investible capital. Our strategy is to utilize leverage, when appropriate and necessary, and proceeds from land transactions, sales of income properties, the disposition or payoffs on our commercial loan investments, and certain transactions in our subsurface interests, to acquire income properties. We may also acquire or originate commercial loan investments, invest in securities of real estate companies, or make other shorter term investments. Our targeted investment classes may include the following:

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2016. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the nine months ended September 30, 2017, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our credit facility, as this facility carries a variable rate of interest. Our borrowings on our $100.0 million revolving credit facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 150 basis points and 220 basis points based on our level of borrowing as a percentage of our total asset value. As of September 30, 2017, the outstanding balance on our credit facility was $41.0 million. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by approximately $410,000. The $25.0 million mortgage loan which closed on April 15, 2016, bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. By virtue of fixing the variable rate, our exposure to changes in interest rates is minimal but for the impact on Other Comprehensive Income. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of September 30, 2017, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving this property. The proposed road modifications would impact access to the property. The Company does not believe the road modifications provided a basis for Harris Teeter to terminate the Lease. Regardless, in January 2013, the North Carolina Department of Transportation (“NCDOT”) proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte proposed to build and maintain a new access road/point into the property. Construction has begun and is not expected to be completed before mid-2018. Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease if this project is built as currently redesigned. Because the redesigned project will not be completed until late 2017 to mid-

2018, the condemnation case has been placed in administrative closure. As a result, the trial and mediation will not likely be scheduled until requested by the parties, most likely in late 2018.

On February 15, 2017, Wintergreen Advisers, LLC (“Wintergreen”) filed a complaint in the Circuit Court of the Seventh Judicial Circuit in Volusia County, Florida (the “Wintergreen Complaint”) against the Company and each of its directors. The Wintergreen Complaint sought an order compelling the Company to either include Wintergreen’s four director nominees, all of whom are employees or hired consultants of Wintergreen, in the Company’s proxy statement as nominees to be voted on at the Company’s 2017 Annual Meeting of Shareholders (the “2017 Annual Meeting”) or permit Wintergreen to bring their proposed nominees before the Company’s shareholders at the 2017 Annual Meeting. Although the Company’s Board of Directors believed that the Wintergreen Complaint had no legal merit, on March 6, 2017, the Company’s Board of Directors approved the Company’s entering into a Settlement Agreement.  Pursuant to the terms of the Settlement Agreement, Wintergreen’s nominees were permitted to stand for election at the 2017 Annual Meeting and the Company agreed not to amend its Bylaws prior to the 2017 Annual Meeting. The Wintergreen Complaint was voluntarily dismissed on April 4, 2017. At the 2017 Annual Meeting, the Company’s shareholders re-elected all seven of the Company’s nominees.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the nine months ended September 30, 2017, which were not previously reported.

The following share repurchases were made during the nine months ended September 30, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
1/1/2017 - 1/31/2017	2,062	$53.00	2,062	$2,487,759
2/1/2017 - 2/28/2017	4,847	53.71	4,847	2,227,447
3/1/2017 - 3/31/2017	49,334	51.85	49,334	9,669,489	(1)
4/1/2017 - 4/30/2017	18,305	53.90	18,305	8,682,860
5/1/2017 - 5/31/2017	25,262	54.13	25,262	7,315,342
6/1/2017 - 6/30/2017	4,288	53.93	4,288	7,084,085
7/1/2017 - 7/31/2017	2,500	54.50	2,500	6,947,835
8/1/2017 - 8/31/2017	22,050	54.07	22,050	5,755,646
9/1/2017 - 9/30/2017	5,401	54.64	5,401	5,460,550
Total	134,049	$53.24	134,049	$5,460,550

(1)In March 2017, the Board approved the New $10 Million Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 10.1

Second Amended and Restated Credit Agreement, which supersedes the Company’s existing Amended and Restated Credit Agreement, with Bank of Montreal (“BMO”) and the other lenders thereunder, with BMO acting as Administrative Agent, dated September 7, 2017, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed September 13, 2017, and incorporated herein by reference.

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

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

October 30, 2017	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

October 30, 2017	By:	/s/ Mark E. Patten
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)