Form 10-K
period 2017-12-31
CONSOLIDATED TOMOKA LAND CO
filed 2018-02-28
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-11350

CONSOLIDATED-TOMOKA LAND CO.

(Exact name of registrant as specified in its charter)

Florida	59-0483700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1140 N. Williamson Blvd., Suite 140 Daytona Beach, Florida	32114
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code

(386) 274-2202

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered
COMMON STOCK, $1 PAR VALUE	NYSE American

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

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻	Smaller reporting company ◻
		(Do not check if a smaller reporting company)	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant at June 30, 2017, was approximately $307,616,923.

The number of shares of the registrant’s Common Stock outstanding on February 15, 2018 was 5,595,040.

Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2017, are incorporated by reference in Part III of this report.

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

ITEM 1.              BUSINESS

We are a diversified real estate operating company. We own and manage thirty-seven commercial real estate properties in twelve states in the United States. As of December 31, 2017, we owned twenty-six single-tenant and eleven multi-tenant income-producing properties with over 2.1 million square feet of gross leasable space. We also own and manage a portfolio of undeveloped land totaling approximately 8,100 acres in the City of Daytona Beach, Florida (the “City”). As of December 31, 2017, we had two commercial loan investments including a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan and a fixed-rate first mortgage loan. We have golf operations which consist of the LPGA International Golf Club, which is managed by a third party. We also lease some of our land for nineteen billboards, have agricultural operations that are managed by a third party, which consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage Subsurface Interests (hereinafter defined). The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

The following is a summary of financial information regarding the Company’s business segments (amounts in thousands) for the years ended December 31:

	2017	2016	2015
Revenues of each segment are as follows:
Income Properties	$31,407	$25,093	$19,041
Interest Income from Commercial Loan Investments	2,053	2,588	2,691
Real Estate Operations	52,522	38,144	15,943
Golf Operations	5,095	5,190	5,244
Agriculture and Other Income	335	60	79
Total Revenues	$91,412	$71,075	$42,998
Operating income (loss) from Continuing Operations before income tax for each segment is as follows:
Income Properties	$24,489	$19,888	$15,385
Commercial Loan Investments	2,053	2,588	2,691
Real Estate Operations	35,042	23,263	11,650
Golf Operations	(863)	(397)	(349)
Agriculture and Other Income	239	(107)	(148)
General and Administrative Expenses	(10,253)	(10,298)	(8,754)
Impairment Charges	—	(2,181)	(510)
Depreciation and Amortization	(12,664)	(8,195)	(5,213)
Gain on Disposition of Assets	—	12,759	5,517
Land Lease Income	2,226	—	—
Total Operating Income	$40,269	$37,320	$20,269
Identifiable assets of each segment are as follows:
Income Properties	$388,603	$302,757	$277,520
Commercial Loan Investments	43,296	24,033	38,487
Real Estate Operations	11,964	58,868	59,787
Golf Operations	6,262	3,676	3,608
Agriculture and Other (1)	16,005	19,289	24,952
Total Assets	$466,130	$408,623	$404,354

(1)	Agriculture and Other assets includes all other corporate assets, including cash, restricted cash, and investment securities.

BUSINESS PLAN

Our business plan is primarily focused on investing in income-producing real estate and when possible, monetizing the value of our land holdings through land sales to redeploy the proceeds, on a tax-deferred basis, into our investments in income-producing real estate. Our investments in income-producing real estate are primarily through the acquisition of single-tenant and multi-tenant income properties, the self-development of multi-tenant income properties, or investing in commercial loans or similar financings secured by commercial real estate. Our investment in single-tenant, multi-tenant, and office income properties, when possible, utilizes proceeds from other real estate transactions which qualify for income tax deferral through the like-kind exchange provisions under Section 1031 of the Internal Revenue Code including land sales and the disposition of other income properties. We have held the significant majority of our portfolio of land holdings, which are used in our agricultural operations, for most of our over 100-year history, and, as a result, our book basis in the majority of these assets is very low. Because of the low basis in our land holdings, dispositions of our land typically would generate large taxable gains. Utilizing the like-kind exchange structure allows us to defer the related income taxes on these gains and reinvest nearly all of the net sales proceeds of the qualifying transaction into income-producing properties. Generally, in order to utilize the like-kind exchange structure, we are prohibited from engaging in activities that are typically indicative of the developer of the property, therefore we seek to complete land transactions with counterparties who will serve as the developer of the property. In limited circumstances, we have reacquired land that we have previously sold, either pursuant to the terms of the original sales agreement or through foreclosure. Land we have reacquired typically has a higher book basis. Our approach in investing in income-producing real estate is to use leverage, when appropriate or necessary, to fund our acquisitions and to help achieve our business plan objectives. Our use of leverage in acquiring income-producing real estate is intended to provide positive returns relative to our borrowing costs. We believe this enhances our Company’s income-generating real estate asset base while keeping us cash flow positive given that a significant portion of our market capitalization is represented by land assets which largely yield no income.

Our investment strategy seeks to acquire income properties which will continue to broaden the credit base of our lease tenants, diversify our income property portfolio geographically, with an emphasis on major markets and growth markets in the U.S., and diversify the type of income-producing property, which in the future may include hospitality, industrial, or other retail. We have self-developed four of our existing multi-tenant income-producing properties, all of which are located in Daytona Beach, Florida. As of January 2018, we completed the self-development of two single-tenant net lease restaurant properties in Daytona Beach, Florida.  Our investments in commercial loans or similar structured finance investments have been, and will continue to be, secured by commercial real estate, residential real estate developments, land or a borrower’s pledge of its ownership interest in the entity that owns the real estate. We believe investment in each of these income-producing asset classes provide attractive opportunities for stable current cash flows and increased returns in the long run and the potential for capital appreciation.

Proceeds from closed land transactions, sales of income properties, and certain transactions involving our subsurface interests provide us with investible capital. Our strategy is to utilize leverage, when appropriate and necessary, and proceeds from land transactions to acquire income properties, acquire or originate commercial loan investments, and invest in securities of real estate companies, or other shorter term investments. Our primary targeted investment classes include the following:

•	Single-tenant retail and office double-or-triple-net leased properties in major metropolitan areas or areas with high growth;
•	Multi-tenant office and retail properties primarily in major metropolitan areas or areas with high growth and typically stabilized;
•	Purchase or origination of ground leases;
•	Self-developed properties on Company owned land, including select office, flex, industrial, and retail;
•	Joint venture development using Company owned land;
•	Origination or purchase of 1-10 year term loans with strong risk-adjusted yields secured by property types to include hotel, office, retail, land and industrial;
•	Real estate related investment securities, including commercial mortgage backed securities, preferred or common stock, and corporate bonds; and
•	Select regional area investments using Company market knowledge and expertise to earn good risk-adjusted yields.

Our investments in income-producing properties have single or multiple tenants typically subject to long-term leases, primarily in the form of triple or double net leases and ground leases. Triple-net leases generally require the tenant to pay property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and capital expenditures. For multi-tenant properties, each tenant typically pays its proportionate share of the aforementioned operating expenses of the property, although for such properties we typically incur additional costs for property management services.

INCOME PROPERTIES

We have pursued a strategy of investing in income-producing properties, when possible, by utilizing the proceeds from real estate transactions, including land sales, transactions involving our subsurface interests, and the disposition of other income properties, qualifying for income tax deferral through like-kind exchange treatment for tax purposes.

Our strategy for investing in income-producing properties is focused on factors including, but not limited to, long-term real estate fundamentals and target markets, including major markets or those markets experiencing significant economic growth. We employ a methodology for evaluating targeted investments in income-producing properties which includes an evaluation of: (i) the attributes of the real estate (e.g. location, market demographics, comparable properties in the market, etc.); (ii) an evaluation of the existing tenant (e.g. credit-worthiness, property level sales, tenant rent levels compared to the market, etc.); (iii) other market-specific conditions (e.g. tenant industry, job and population growth in the market, local economy, etc.); and (iv) considerations relating to the Company’s business and strategy (e.g. strategic fit of the asset type, property management needs, alignment with the Company’s 1031 like-kind exchange structure, etc.).

During the year ended December 31, 2017, the Company acquired six income properties (four single-tenant income properties and two multi-tenant income properties) for an aggregate purchase price of approximately $79.8 million as described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Property Acres	Purchase Price	Percentage Leased	Remaining Lease Term (in years)
Staples, Inc. (an affiliate of)	Single-Tenant	Sarasota, Florida	01/27/17	18,120	1.2	$4,075,000	100%	5.0
Grocery-Anchored Shopping Center (Westcliff)	Multi-Tenant	Fort Worth, Texas	03/01/17	136,185	10.3	15,000,000	96%	4.1
JoAnn Stores, Inc.	Single-Tenant	Saugus, Massachusetts	04/06/17	22,500	2.6	6,315,000	100%	11.8
LA Fitness Multi-Tenant Retail Building	Single-Tenant Multi-Tenant	Brandon, Florida	04/28/17	45,000 6,715	5.3	14,650,000	100%	13.9
Wells Fargo Bank, N.A.	Single-Tenant	Hillsboro, Oregon	10/27/17	211,863	18.9	39,750,000	100%	8.2
				440,383		$79,790,000		8.9

Additionally, on April 7, 2017, rent commenced on the 15-year lease with 24 Hour Fitness, the anchor tenant at The Grove at Winter Park located in Winter Park, Florida. The lease is for approximately 40,000 square feet, or 36% of the 112,000 square foot multi-tenant retail center. As of December 31, 2017, the multi-tenant retail center was approximately 63% leased with eleven different tenants including 24 Hour Fitness.

Our current portfolio of twenty-six single-tenant income properties generates approximately $18.8 million of revenues from lease payments on an annualized basis and has a weighted average remaining lease term of 9.2 years as of December 31, 2017. Our current portfolio of eleven multi-tenant properties generates approximately $9.9 million of revenue from lease payments on an annualized basis and has a weighted average remaining lease term of 4.0 years as of December 31, 2017.

We expect to continue to focus on acquiring income-producing properties during fiscal year 2018, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing investments, we have self-developed five of our multi-tenant properties, all of which are located in Daytona Beach, Florida, four of which we still own as of December 31, 2017. The first self-developed property, located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida, is an approximately 22,000 square foot, two-story, building, known as the Concierge Office Building, which was approximately 91% leased as of December 31, 2017. The second two properties, known as the Mason Commerce Center, consist of two buildings totaling approximately 31,000 square-feet (15,360 each), which were 100% leased as of December 31, 2017. During the year ended December 31, 2014, construction was completed on two additional properties, known as the Williamson Business Park, which are adjacent to the Mason Commerce Center. One of the two 15,360 square-foot Williamson Business Park buildings was sold in April 2016. The remaining Williamson Business Park building was approximately 50% leased and 100% occupied as of December 31, 2017 as the Company now occupies the remaining 50% of the property as its new corporate office.

We also self-developed two single-tenant net lease restaurant properties on a 6-acre beachfront parcel in Daytona Beach, Florida. The development was completed in January of 2018; therefore, during the first quarter of 2018, we will add these two properties to our income property portfolio. On a limited basis, we may continue to selectively acquire other real estate, either vacant land or land with existing structures that we would demolish and develop into additional income properties, possibly in the downtown and beachside areas of Daytona Beach, Florida. Specifically, our investments in the Daytona Beach area would target opportunistic acquisitions of select catalyst sites, which are typically distressed, with an objective of having short investment horizons. Should we pursue such acquisitions, we may seek to partner with developers to develop these sites rather than self-develop the properties.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. No income-producing properties were disposed of during the year ended December 31, 2017. Should we sell income properties, it is likely that we would seek to do so utilizing the 1031 like-kind exchange structure to preserve the tax-deferred gain on the original transaction(s) that pertains to the replacement asset.

As of December 31, 2017, the Company owned twenty-six single-tenant and eleven multi-tenant income properties in twelve states. Following is a summary of these properties:

Tenant	City	State	Area (Square Feet)	Year Built
At Home	Raleigh	NC	116,334	1995
Bank of America	Monterey	CA	32,692	1982
Barnes & Noble	Daytona Beach	FL	28,000	1995
Best Buy	McDonough	GA	30,038	2005
Big Lots	Phoenix	AZ	34,512	2000
Big Lots	Germantown	MD	25,589	2000
Carrabba's Italian Grill	Austin	TX	6,528	1994
Century Theatres	Reno	NV	52,474	2000
Container Store	Glendale	AZ	23,329	2015
CVS	Dallas	TX	10,340	2016
Dick’s Sporting Goods	McDonough	GA	46,315	2006
Harris Teeter	Charlotte	NC	45,089	1993
Hilton Grand Vacations	Orlando	FL	102,019	1988
Hilton Grand Vacations	Orlando	FL	31,895	2000
JoAnn Fabric	Saugus	MA	22,500	2008
LA Fitness Center	Brandon	FL	45,000	2006
Lowe’s Corporation	Katy	TX	131,644	1997
Outback Steakhouse	Austin	TX	6,176	1994
Outback Steakhouse	Charlottesville	VA	7,216	1984
Outback Steakhouse	Huntersville	NC	6,297	1997
Rite Aid Corp.	Renton	WA	16,280	2006
Staples	Sarasota	FL	18,120	2012
Walgreens	Clermont	FL	13,650	2003
Walgreens	Alpharetta	GA	15,120	2000
Wells Fargo	Hillsboro	OR	211,863	1978/2009
Wells Fargo	Raleigh	NC	450,393	1996/1997
26 Single-Tenant Properties			1,529,413
7-Eleven	Dallas	TX	4,685	1973
3600 Peterson	Santa Clara	CA	75,841	1978/2015
Concierge Office Building	Daytona Beach	FL	22,012	2009
World of Beer/Fuzzy's Taco Shop	Brandon	FL	6,715	2006
Mason Commerce Center-Building 1	Daytona Beach	FL	15,360	2009
Mason Commerce Center-Building 2	Daytona Beach	FL	15,360	2009
The Grove	Winter Park	FL	112,292	1985
Riverside Avenue	Jacksonville	FL	136,856	2003
Westcliff Shopping Center	Fort Worth	TX	136,185	1954
Whole Foods Market Centre	Sarasota	FL	59,341	2004
Williamson Business Park-Building 1	Daytona Beach	FL	15,360	2014
11 Multi-Tenant Properties			600,007
Total 37 Properties			2,129,420

Subsequent to December 31, 2017, and prior to the date of this report, the Company completed two self-developed single-tenant net lease restaurant properties on a 6-acre beachfront parcel in Daytona Beach, Florida and acquired a newly constructed commercial building located in Aspen, Colorado under a twenty-year master lease to a single tenant, bringing the number of single-tenant and total income properties to 29 and 40, respectively.

The weighted average economical and physical occupancy rates of our income properties for each of the last three years on a portfolio basis are as follows:

Year	Single-Tenant Economic / Physical Occupancy	Multi-Tenant Economic / Physical Occupancy
2015	100% / 99%	85% / 85%
2016	100% / 100%	85% / 85%
2017	100% / 100%	86% / 85%

The information on lease expirations of our total income property portfolio for each of the ten years starting with 2018 is as follows:

Year	# of Tenant Leases Expiring	Total Square Feet of Leases Expiring	Annual Rents Expiring (1	Percentage of Gross Annual Rents Expiring (
2018	7	13,975	$251,920	1.1%
2019	11	164,526	$2,217,220	9.2%
2020	11	121,062	$2,509,035	10.5%
2021	21	149,981	$2,309,941	9.6%
2022	3	44,688	$705,137	2.9%
2023	6	95,033	$1,959,139	8.2%
2024	5	532,677	$3,714,580	15.5%
2025	5	265,746	$1,680,972	7.0%
2026	5	155,072	$2,779,472	11.6%
2027	2	148,544	$1,001,923	4.2%

(1)Annual Rents consist of the base rent to be received pursuant to each lease agreement, i.e. not on a straight-line basis.

The majority of leases have additional option periods beyond the original term of the lease, which typically are exercisable at the tenant’s option.

While no single tenant represents more than 10% of our consolidated revenues as of December 31, 2017, we have tenants who represent a large amount of our net operating income and/or a large percentage of the square footage of our income property portfolio. These tenants include Wells Fargo, Lowe’s Corporation, Hilton Grand Vacations, and At Home.

REAL ESTATE OPERATIONS

As of December 31, 2017,  the Company owned approximately 8,100 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Currently, the majority of this land is used for agricultural purposes. As of February 28, 2018, approximately 75% of this acreage, or approximately 6,042 acres, is under contract to be sold. Approximately 1,100 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 7,000 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,100 acres, primarily an 850-acre parcel and three smaller parcels, which are located further west of Interstate 95 and a few miles north of Interstate 4 that is generally well suited for industrial purposes.

Real estate operations revenue consisted of the following for the years ended December 31, 2017, 2016, and 2015, respectively:

	2017	2016	2015
Revenue Description	($000's)	($000's)	($000's)
Land Sales Revenue	$45,472	$11,871	$4,276
Tomoka Town Center - Percentage of Completion Revenue	—	17,490	8,128
Revenue from Reimbursement of Infrastructure Costs	1,860	4,500	—
Impact Fee and Mitigation Credit Sales	2,126	2,220	463
Subsurface Revenue	3,048	1,802	3,003
Fill Dirt and Other Revenue	17	261	73
Total Real Estate Operations Revenue	$52,523	$38,144	$15,943

Tomoka Town Center. The Tomoka Town Center consists of approximately 235 acres of which approximately 180 acres are developable. During 2015 and 2016, land sales with a gross sales price totaling approximately $21.4 million within the Tomoka Town Center consisted of sales of approximately 99 acres to Tanger Outlets, Sam’s Club, and North American Development Group (“NADG”) (the “Tomoka Town Center Sales Agreements”). The Company performed certain infrastructure work, beginning in the fourth quarter of 2015 through completion in the fourth quarter of 2016, which required the sales price on the Tomoka Town Center Sales Agreements to be recognized on the percentage-of-completion basis. As the infrastructure work was completed in the fourth quarter of 2016, all revenue related to the Tomoka Town

Center Sales Agreements had been recognized as of December 31, 2016. The timing of the remaining reimbursements for the cost of the infrastructure work which totals approximately $2.2 million is more fully described in Note 9, “Other Assets.”

Tanger Outlets completed its approximately 350,000 square foot outlet mall in November 2016. As of December 31, 2017, NADG has begun construction on its approximately 400,000 square foot retail power center.

During the second quarter of 2017, the Company completed the sale of approximately 19 acres to NADG (the “Third NADG Land Sale”). During the fourth quarter of 2017, the Company completed the sale of approximately 27 acres to NADG (the “Fourth NADG Land Sale”). The remaining developable acreage of approximately 35 acres is currently under contract with NADG as described in the land pipeline in Note 18, “Commitment and Contingencies.”

Land Sales. During the year ended December 31, 2017, a total of approximately 1,701 acres were sold for approximately $47.0 million as described below:

					Gross Sales		Gain
			Date of	No. of	Price (1)	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Minto Communities, LLC	West of I-95	02/10/17	1,581.0	$27,151	$17,000	$20,041
2	Commercial	East of I-95	03/22/17	6.4	1,556	245,000	11
3	Commercial	East of I-95	04/05/17	27.5	3,218	117,000	2,955
4	Commercial	East of I-95	04/13/17	4.5	1,235	274,000	13
5	Commercial	West of I-95	04/25/17	30.0	2,938	98,000	627
6	Third NADG Land Sale	East of I-95	06/27/17	19.4	4,422	228,000	3,263
7	Commercial	West of I-95	10/13/17	5.1	275	54,000	239
8	Fourth NADG Land Sale	East of I-95	12/29/17	27.0	6,216	230,000	4,609
				1,700.9	$47,011	$28,000	$31,758

(1)The Gross Sales Price of land sales during 2017 of approximately $47.0 million above includes the infrastructure reimbursement payments received in the amount of approximately $955,000 for the Third NADG Land Sale and approximately $584,000 for the Fourth NADG Land Sale. Additionally, during 2017, approximately $321,000 was received from Minto Communities, LLC as an infrastructure reimbursement for improvements to the I-95 off ramp, which is not included in the gross sales price in the table above.

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

(1)Land Sales Revenue for 2016 is equal to the Gross Sales Price of land sales during 2016 of approximately $13,.8 million above less the $2.0 million sales price for the NADG – OutParcel, plus approximately $112,000 of incentives earned and received during 2016 related to the Distribution Center sale which closed during 2014.

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

(1)Land Sales Revenue for 2015 is equal to the Gross Sales Price of land sales during 2015 of approximately $22.5 million above, less the aggregate $19.4 million sales price for the Tomoka Town Center Sales (Tanger, Sam’s Club, and NADG – First Parcel), plus approximately $1.03 million of incentives received and earned during 2015 related to the Distribution Center sale which closed during 2014, plus approximately $87,000 of percentage-of-completion revenue earned during 2015 for the Distribution Center Sale which closed during 2014.

As of February 28, 2018,  the Company’s pipeline of potential land sales transactions, including the terms of an executed non-binding term sheet to form a joint venture with an institutional investor to establish a mitigation bank on a parcel of our land (the “Mitigation Bank”), included the following eighteen potential transactions with sixteen different buyers, representing more than 6,000 acres or approximately 75% of our land holdings:

		No. of	Amount	Price	Estimated
	Transaction (Buyer)	Acres	($000's)	per Acre	Timing
1	Commercial/Retail - O'Connor - East of I-95 (2)	123	$29,250	$238,000	'18 - '19
2	Residential (AR) - Minto Communities - West of I-95	1,614	26,500	16,000	Q4 '18
3	Residential (SF) - ICI Homes - West of I-95	1,016	21,000	21,000	'19
4	Mitigation Bank - Term Sheet - West of I-95 (1)	2,492	15,000	6,000	Q2 '18
5	Mixed-Use Retail - North American - East of I-95 (5)	35	14,362	409,000	Q4 '18
6	Commercial/Retail - Buc'ees - East of I-95 (2)	35	14,000	400,000	Q2 '18
7	Residential (Multi-Family) - East of I-95 (3)	45	5,200	116,000	Q3 '18 & '20
8	Distribution/Warehouse - VanTrust - East of I-95	71	5,000	70,000	'19
9	Commercial/Retail - East of I-95	20	4,250	213,000	Q4 '18 - '19
10	Residential (SF) - West of I-95 (4)	200	3,324	17,000	Q4 '18 & '20
11	Commercial/Distribution - VanTrust - East of I-95	26	3,215	124,000	Q4 '18 - '19
12	Specialty Grocer - East of I-95	9	2,790	310,000	Q4 '18
13	Auto Dealership - West of I-95	13	2,000	154,000	Q3 '18
14	Commercial (RV) - West of I-95	164	1,900	12,000	'19
15	Residential (SF) - ICI Homes - West of I-95	146	1,400	10,000	Q4 '18
16	Commercial/Retail - East of I-95	8	782	98,000	Q4 '18
17	Commercial/Retail - East of I-95	6	625	104,000	Q4 '18
18	Commercial/Retail - West of I-95	19	285	15,000	Q4 '18
	Total (Average)	6,042	$150,883	$25,000

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

(5)Pursuant to the contract, amount includes the reimbursement of infrastructure costs incurred by the Company for Tomoka Town Center plus interest accrued as of December 31, 2017.

As noted above, these agreements contemplate closing dates ranging from early 2018 through fiscal year 2020, and although some of the transactions may close in 2018, some of the buyers are not contractually obligated to close until after 2018. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, making submissions to the planning and development departments of the City, and other permitting activities with other applicable governmental authorities, including wetlands permits from the St. John’s River Water Management District and the U.S. Army Corps of Engineers, and conducting traffic analyses with local government and the Florida Department of Transportation and negotiating other matters with Volusia County. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

Historical revenues and income from our sales of land are not indicative of future results because of the unique nature of land transactions and other factors including, but not limited to, variations in the cost basis of the owned land. A significant portion of the Company’s revenue and income in any given year may be generated through relatively few land transactions. The timing for these land transactions, from the time of preliminary discussions through contract negotiations, due diligence periods, and the closing, can last from several months to several years. Although we believe there have been recent indications of improvement in the overall economy and credit markets, we expect the overall real estate market, particularly home building, to remain inconsistent in the near term, and as a result we believe our ability to enter into land transactions will remain challenging.

Land Impairments. As more fully described in Note 8, "Impairment of Long-Lived Assets," during the years ended December 31, 2017 and 2015  the Company did not recognize any impairments on its undeveloped land holdings. During the year ended December 31, 2016, impairment charges totaled approximately $1.0 million on the Company’s undeveloped land.

Beachfront Development.  During the year ended December 31, 2015, the Company acquired, through a real estate venture with an unaffiliated third party institutional investor, an interest in approximately six acres of vacant beachfront property located in Daytona Beach, Florida. The property was acquired for approximately $11.3 million, of which the Company contributed approximately $5.7 million. As of December 31, 2015, the real estate venture was fully consolidated as the Company determined that it was the primary beneficiary of the variable interest entity (“VIE”). On November 17, 2016, the Company acquired the unaffiliated third party’s 50% interest for approximately $4.8 million, a discount of approximately $879,000. The discount was recorded through equity on the consolidated balance sheet during the year ended December 31, 2016. The Company evaluated its interest in the six-acre vacant beachfront property for impairment and determined that no impairment was necessary as of December 31, 2016. As the Company owns the entire real estate venture as of December 31, 2017, there is no longer a consolidated VIE.

The cost basis of the six-acre vacant beachfront property asset totaled approximately $11.7 million as of December 31, 2017, which includes costs for entitlement. The beachfront property received approval of the rezoning and entitlement of the site to allow for the development of two single-tenant restaurants and also for the future potential development of up to approximately 1.2 million square feet of vertical density. In the first quarter of 2017, the Company executed a 15-year lease agreement with the operator of LandShark Bar & Grill (“LandShark”),  which provided for the development by the Company of an approximately 6,264 square foot restaurant property on the parcel. The annual rent under the LandShark lease is based on a percentage of the tenant’s net operating income (“NOI”) until the Company has received its investment basis in the property and thereafter, the Company will receive a lower percentage of the tenant’s NOI during the remaining lease term. In the second quarter of 2017, the Company executed a 15-year lease agreement with Cocina 214 Restaurant & Bar (“Cocina 214”) for the second restaurant property to be developed on the parcel. The annual rent under the Cocina 214 lease is equal to the greater of $360,000 per year or a certain percentage of gross sales. The lease also provides for additional percentage rent upon the achievement of certain gross sales thresholds. The Company completed the design phase and commenced construction on the two single-tenant restaurants during the third quarter of 2017. As of December 31, 2017, the Company has incurred approximately $5.9 million of design and construction costs. See Note 18, “Commitment and Contingencies” for the total expected cost to be incurred for the development of the site and both restaurant properties. The development of the two restaurant properties was completed in time for the tenants to commence operations during January of 2018. Accordingly, during the first quarter of 2018, the total investment in the beach parcel and the construction costs of the two single-tenant properties will be classified as Income Properties, Land, Building, and Improvements, within the Property, Plant, and Equipment classification on the Company’s consolidated balance sheets.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $402,000 and mitigation credits with a cost basis of approximately $723,000, for a combined total of approximately $1.1 million as of December 31, 2017. During the year ended December 31, 2017, the Company sold mitigation credits for approximately $1.6 million, for a gain of approximately $1.3 million, or $0.15 per share, after tax. Additionally, the Company recorded the transfer of mitigation credits with a cost basis of approximately $298,000 as a charge to direct cost of revenues of real estate operations during the year ended December 31, 2017, as more fully described in Note 18, “Commitments and Contingencies.” During the years ended December 31, 2017 and 2016, the Company received cash payments of approximately $519,000 and $2.2 million, respectively, for impact fees with a cost basis that was generally of equal value.

Subsurface Interests. As of December 31, 2017, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 462,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

During the year ended December 31, 2017, the Company sold approximately 38,750 acres of subsurface interests in Osceola County, Florida for approximately $2.1 million (the "Osceola Subsurface Sale"). The gain from the Osceola Subsurface Sale totaled approximately $2.08 million, or $0.23 per share, after tax. The Company expects to utilize the proceeds from this sale to acquire an income property through the 1031 like-kind exchange structure.

During 2011, an eight-year oil exploration lease was executed covering a portion of our Subsurface Interests. On September 20, 2017, the Company amended the oil exploration lease to, among other things, extend the expiration of the original term for five additional years to the new expiration date of September 22, 2024. The lease is effectively thirteen one-year terms as the lessee has the option to terminate the lease at the end of each lease year. The lessee has exercised renewal options through lease year seven ending September 22, 2018. The terms of the lease state that the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years eight through thirteen. The lease calls for annual lease payments which are recognized as revenue ratably over the respective twelve-month lease periods. In addition, non-refundable drilling penalty payments are made as required by the drilling requirements in the lease which are recognized as revenue when received.

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

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the years December 31, 2017, 2016, and 2015, lease income of approximately $807,000, $1.1 million, and $1.7 million was recognized, respectively. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2018 or, if extended, the terms or conditions of such extension.

During the years ended December 31, 2017, 2016, and 2015, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Production volume from these oil wells was 60,287 in 2017, 50,441 barrels in 2016, and 62,745 barrels in 2015, resulting in revenues received from oil royalties of approximately $86,000, $50,000 and $68,000, respectively.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. There were no releases of surface entry rights during the year ended December 31, 2017. Cash payments for the release of surface entry rights totaled approximately $493,000 and $995,000 during the years ended December 31, 2016 and 2015, respectively, which is included in revenue from real estate operations. During 2015, in conjunction with the release of the Company’s surface entry rights related to approximately 1,400 acres in Lee County, Florida, for a cash payment of approximately $920,000, the Company also received the 50% interest in the subsurface rights of those acres, which the Company did not previously own, for a fair value of approximately $68,000, which is also included in revenue from real estate operations.

In addition, the Company generated revenue of approximately $250,000 and $73,000 during the years ended December 31, 2016 and 2015, respectively, from fill dirt excavation agreements, with no such revenue generated during the year ended December 31, 2017.

GOLF OPERATIONS

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

In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Lease Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, remained at $250,000 for the remainder of the lease term and any extensions would have been subject to an annual rate increase of 1.75% beginning September 1, 2013. On January 24, 2017, the Company acquired the approximately 690 acres of land and improvements comprising the golf courses, previously leased from the City, for approximately $1.5 million (the “Golf Course Land Purchase”). In conjunction with the Golf Course Land Purchase, the lease between the Company and the City was terminated. Therefore, during the first quarter of 2017, the Company eliminated the remaining accrued liability of approximately $2.2 million, resulting in the recognition of approximately $0.40 per share in non-cash earnings, or $0.24 per share after tax, which comprises the land lease termination in the consolidated statements of operations. The $2.2 million consisted of approximately $1.7 million which reflects the acceleration of the remaining amount of accrued rent that was no longer owed to the City as a result of the Lease Amendment, which prior to the Golf Course Land Purchase was being recognized into income over the remaining lease term which was originally to expire in 2022. The remaining approximately $500,000 reflects the amount of rent accrued pursuant to the lease, as amended, which will no longer be owed to the City due to the lease termination on January 24, 2017.

As a part of the Golf Course Land Purchase, the Company donated to the City three land parcels totaling approximately 14.3 acres located on the west side of Interstate 95 that are adjacent to the City’s Municipal Stadium. The Company had a cost basis of effectively $0 in the donated land and paid approximately $100,000 to satisfy the community development district bonds associated with the acreage. Other terms of the Golf Course Land Purchase include the following:

•

The Company is obligated to pay the City additional consideration in the form of an annual surcharge of $1 per golf round played each year (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was reflected as an increase in Golf Buildings, Improvements, and Equipment and also as an increase in Accrued and Other Liabilities on the accompany consolidated balance sheets as of December 31, 2017. The first annual payment of $70,000 was made in January 2018 leaving a remaining commitment of $630,000 as of the date of this report;

•

Within one year following the date of the closing of the Golf Course Land Purchase, unless extended due to weather related delays outside the Company’s control, the Company was obligated to renovate the greens on the Jones Course which renovations were completed in the third quarter of 2017; and

•

If the Company sells the LPGA International Golf Club within six years of the closing of the Golf Course Land Purchase, the Company will be obligated to pay the City an amount equal to 10% of the difference between the sales price, less closing costs and any other costs required to be incurred in connection with the sale, and $4.0 million.

COMMERCIAL LOAN INVESTMENTS

Our investments in commercial loans or similar structured finance investments, such as mezzanine loans or other subordinated debt, have been and are expected to continue to be secured by commercial or residential real estate or the borrower’s pledge of its ownership interest in the entity that owns the real estate. The first mortgage loans we invest in or originate are generally for commercial real estate located in the United States and its territories, and are current or performing with either a fixed or floating rate. Some of these loans may be syndicated in either a pari-passu or senior/subordinated structure. Commercial first mortgage loans generally provide for a higher recovery rate due to their senior position in the underlying collateral. Commercial mezzanine loans are typically secured by a pledge of the borrower’s equity ownership in the underlying commercial real estate. Unlike a mortgage, a mezzanine loan is not secured by a lien on the property. An investor’s rights in a mezzanine loan are usually governed by an intercreditor agreement that provides holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same commercial property.

On July 31, 2017, the Company originated a $3.0 million first mortgage loan secured by a parcel of beachfront land in the City of Daytona Beach Shores, Florida which the borrower intends to develop as a residential condominium (the “Beach Loan”). The Beach Loan matures on August 1, 2018, includes a one-year extension option, bears a fixed interest rate of 11.00%, and requires payments of interest only prior to maturity. At closing, a loan origination fee of $60,000 was received by the Company. Should the borrower seek to obtain financing for the development of the project, the Beach Loan would likely be paid off in connection with that financing.

On October 23, 2017, the Company sold its two commercial loan investments secured by hotel properties in Atlanta, Georgia and Dallas, Texas. The Company sold these investments at a premium to par for proceeds of approximately $15.1 million on an aggregate principal value of $15.0 million. The Company utilized these proceeds to pay down the Credit Facility (hereinafter defined).

As of December 31, 2017, the Company owned two performing commercial loan investments which have an aggregate outstanding principal balance of approximately $12.0 million. These loans are secured by real estate, or the borrower’s equity interest in real estate, located in Daytona Beach Shores, Florida and Sarasota, Florida and have an average remaining maturity of approximately 0.5 years and a weighted average interest rate of 9.5%.

AGRICULTURE AND OTHER INCOME

Effectively all of our agriculture and other income consists of revenues generated by our agricultural operations. The Company’s agricultural lands encompass approximately 7,000 acres on the west side of Daytona Beach, Florida. Our agricultural operations are managed by a third-party and consist of leasing land for hay production and timber harvesting, as well as hunting leases.

COMPETITION

The real estate business generally is highly competitive. Our business plan is focused on investing in commercial real estate that produces income primarily through the leasing of assets to tenants. To identify investment opportunities in income-producing real estate assets and to achieve our investment objectives, we compete with numerous companies and organizations, both public as well as private, of varying sizes, ranging from organizations with local operations to organizations with national scale and reach, and in some cases, we compete with individual real estate investors. In all the markets in which we compete to acquire income properties, price is the principal method of competition, with transaction structure and certainty of execution also being significant considerations for potential sellers. As of December 31, 2017, our total income property portfolio, including our single-tenant and multi-tenant properties, consists of thirty-seven income properties located in the following states: (i) Arizona, (ii) California, (iii) Florida, (iv) Georgia, (v) Maryland, (vi) Massachusetts, (vii) Nevada, (viii) North Carolina, (ix) Oregon, (x) Texas, (xi) Virginia and (xii) Washington. Should we need to re-lease our single-tenant income properties or space(s) in our multi-tenant properties, we would compete with many other property owners in the local market based on, amongst other elements, price, location of our property, potential tenant improvements, and lease term.

Our real estate operations are comprised primarily of our land holdings, which are largely used for agricultural purposes today and are substantially located in the City of Daytona Beach, Florida, and the Subsurface Interests. The parties typically interested in acquiring our land holdings are both residential and commercial developers as well as commercial businesses. These interested parties typically base their decision to acquire land on, among other things, price, location, land use or optionality of land use, ability to obtain zoning, entitlements, and permitting, and may also consider other development activities in the surrounding area.

Our business plan may also focus on investing in commercial real estate through the acquisition or origination of mortgage financings secured by commercial real estate. Competition for investing in commercial mortgage loans and similar financial instruments can include financial institutions such as banks, life insurance companies, institutional investors such as pension funds and other lenders including mortgage REITs, REITs, and high wealth investors. The organizations that we compete with are of varying sizes, ranging from organizations with local operations to organizations with national scale and reach. Competition from these interested parties is based on, amongst other things, pricing or rate, financing structure, and other elements of the typical terms and conditions of a real estate financing.

Our golf operations consist of the LPGA International Golf Club. The operation of LPGA International Golf Club also includes private event sales for golf events and clubhouse events. The primary competition for our golf operations comes from other private and public golf operations in the local market. Competition for our golf operation is largely based on price, service level, and product quality. We attempt to differentiate our golf operations product on the basis of the condition and quality of the courses and practice facilities, our private event capacity and capabilities, service level, the quality and experience of the food and beverage amenities and other amenities.

EMPLOYEES

At December 31, 2017, the Company had fourteen full-time employees and considers its employee relations to be satisfactory.

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

ITEM 1A.              RISK FACTORS

Our business is subject to a number of significant risks. The risks described below may not be the only risks which potentially could impact our business. These additional risks include those which are unknown now or that are currently considered immaterial. If any of the circumstances, events, or developments described below actually occur to a significant degree, our business, financial condition, results of operations, and/or cash flows could be materially adversely affected, and the trading price of our common stock could decline. You should carefully consider the following risks and all the other information set forth in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto.

A prolonged downturn in economic conditions, especially in Daytona Beach, Florida, could adversely impact our business. In recent years, the collapse of the housing market, together with the crisis in the credit markets, resulted in a recession in the local and national economy with significant levels of unemployment, shrinking gross domestic product, and drastically reduced consumer spending. During this period, potential consumers of residential real estate often deferred or avoided real estate purchases due to, among other factors, a lack of liquidity, the substantial costs involved, and overall uncertainty with the economy. The real estate industry is particularly vulnerable to shifts in local, regional, and national economic conditions which are outside of our control, such as short and long-term interest rates, housing demand, population growth, and unemployment levels and job growth. Our real estate operations segment is especially sensitive to economic conditions in Florida, particularly in Daytona Beach, where substantially all our land portfolio is located. While Florida has experienced improving economic conditions, the recovery for Florida started later and has taken longer than the rest of the nation. A prolonged period of economic weakness or another downturn could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows.

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

The most recent downturn in the U.S. economy and real estate markets caused the fair value of certain of our properties to decrease. In 2011, we wrote down the carrying value of our golf operations assets and certain of our land assets with corresponding non-cash charges against our earnings to reflect the impaired value. In the last few years we have written down the carrying value of several small parcels of land reacquired through foreclosure in 2009 when portions of this reacquired land was under a contract to be sold for a price that was less than the carrying value of the land. If the real estate market were to experience another decline, we may be required to take other impairment charges against our earnings for other than temporary impairments in the value of our real estate assets including our land, income properties, commercial loan investments and similar financings or other capitalized costs. Any such non-cash charges could have an adverse effect on our financial condition and results of operations.

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

Our future success will depend upon, among other things, our ability to successfully execute our strategy to invest in income-producing assets.  There is no assurance that we will be able to continue to execute our strategy of investing in income-producing assets, including income properties and possibly commercial loans or similar financings secured by real estate. There is no assurance that the income property portfolio will expand at all, or if it expands, at any specified rate or to any specified size. If we continue to invest in diverse geographic markets other than the markets in which we currently own properties, we will be subject to risks associated with investing in new markets as those markets will be relatively unfamiliar to us. In addition, investments in new markets may introduce increased costs to us relating to factors including the regulatory environment and the local and state tax structure. Additionally, there is no assurance we will or can expand our investments in commercial loans or similar financings secured by real estate. Consequently, if we are unable to acquire additional income-producing assets or our investments in new markets introduce increased costs our financial condition, results of operations, and cash flows may be adversely affected.

We operate in a highly competitive market for the acquisition of income properties and more established competitors may be able to compete more effectively for acquisition opportunities than we can. A number of entities and other investors compete with us to purchase income properties. We compete with REITs, public and private real estate focused companies, high wealth individual investors, and others. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several of our public company competitors have greater access to raising equity or debt financing, have significant amounts of capital available and investment objectives that overlap with ours, which may create competition for acquisition opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of income property acquisitions and establish more relationships than us. We cannot be assured that the competitive pressures we face will not have a material adverse effect on our business, financial condition, results of operations and therefore our cash flows. Also, because of this competition, we may not be able to take advantage of attractive acquisition opportunities from time to time, and we can offer no assurance that we will be able to identify and purchase assets that are consistent with our objectives.

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

We are subject to a number of risks inherent with the real estate industry and in the ownership of real estate assets or investment in financings secured by real estate, which may adversely affect our returns from our investments, our financial condition, results of operations and cash flows. Factors beyond our control can affect the performance and value of our real estate assets including our land and Subsurface Interests, income properties, investments in commercial loans or similar financings secured by real estate or other investments. Real estate assets are subject to various risks, including but not limited to the following:

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

The loss of revenues from our income property portfolio or certain tenants would adversely impact our results of operations and cash flows. While no single tenant represents more than 10% of our consolidated revenues as of December 31, 2017, we have tenants who represent a large amount of our net operating income and/or a large percentage of the square footage of our income property portfolio. These tenants include Wells Fargo, Lowe’s Corporation, Hilton Grand Vacations, and At Home. The default, financial distress, or bankruptcy of one or all of these tenants could cause substantial vacancies in our income property portfolio and reduce our revenues from our income property operations significantly, thereby adversely impacting our results of operations and cash flows. Vacancies reduce our revenue until the affected properties can be re-leased and could decrease the value of each such vacant property. Upon the expiration of the leases that are currently in place, we may not be able to re-lease a vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing. If, following the loss of an income property tenant, we are unable to re-lease the income property at comparable rental rates and in a timely manner, our financial condition, results of operations and cash flows could be adversely affected.

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

Our development activities, including the development of new income properties or the redevelopment or renovation of existing income properties, may cause us to experience unexpected costs and have other risks that may adversely affect our financial condition, results of operations and liquidity. We have recently and may in the future develop new income properties. In addition, we have in recent years and may in the future redevelop, significantly renovate or otherwise invest additional capital in certain of our existing income properties to improve the assets and enhance the opportunity for increased returns on our overall investment. These various development activities, particularly the development of new income properties, is subject to a number of risks, including risks associated with construction work and risks of cost overruns due to construction delays or other factors that may increase the anticipated costs of a project. Furthermore, the commencement of development projects is subject to other risks including the receipt of zoning or other required governmental permits and authorizations. In addition, we may incur development costs in connection with projects that are ultimately not pursued to completion. Any of the development activities noted may be financed under our existing revolving credit facility or through other forms of financing. If such financing is not available on acceptable terms, our development activities may not be pursued or may be curtailed. In addition, such development activities would likely reduce the available borrowing capacity on our credit facility which we use for the acquisition of income properties and other operating needs. The risks associated with development activities, including but not necessarily limited to those noted, could adversely impact our financial condition, results of operations, and liquidity.

In certain instances, we may conduct certain development activities on our land, including preparing a site for vertical development or completing the actual development of new income properties which may cause us to be unable to utilize the like-kind exchange structure for a subsequent sale of the land which may adversely affect our financial condition, results of operations, and cash flows. In the future, we may perform the site work necessary for vertical development or the development of new income properties on land we own. After conducting development activities on our land, including, but not limited to, either of the noted development activities, a sale of the improved land may not qualify for treatment under the like-kind exchange structure. As a result, in conjunction with a land sale that does not utilize the like-kind exchange structure, we may be subject to increased income taxes, which may adversely impact our financial condition, results of operations, and our cash flows.

Most of our land holdings are located in Daytona Beach, Florida and the competition in the local and regional market, the possible impact of government regulation, permitting or development limitations, and the criteria used by parties interested in acquiring land could adversely impact the interest in our land and thereby our results of operations and cash flows. The parties typically interested in our land holdings base their decision to acquire land on, among other things, price, location, ability to entitle the land, and land use or optionality of land use, ability to obtain zoning, entitlements, and permitting. In some instances, the aforementioned acquisition criteria or other factors may make an interested party consider other land instead of ours. In addition, parties interested in acquiring our land holdings would likely consider the impact of governmental regulations or ordinances on their ability to entitle and develop the land for their intended use and may seek incentives or similar economic considerations from one or more governmental authorities that they may not be able to obtain. These conditions may make it difficult for us to complete land transactions on acceptable terms or at all, which could adversely impact our financial condition, results of operations, and cash flows.

The Company’s real estate investments, including our land holdings and income-producing assets, are generally illiquid. Real estate investments are relatively illiquid; therefore, it may be difficult for us to sell such assets if the need or desire arises, and otherwise the Company’s ability to make rapid adjustments in the size and content of our income property portfolio or other real estate assets in response to economic or other conditions is limited. Illiquid assets typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. In addition, validating third party pricing for illiquid assets may be more subjective than more liquid assets. As a result, if we are required to liquidate all or a portion of certain of our real estate assets or income producing asset portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. Further, certain expenditures necessary to operate our income property operations, real estate operations and golf operations generally do not decrease and may in fact increase in response to weakening economic conditions or other market disruptions, which expenditures may include maintenance costs, insurance costs, and in some instances, interest expense. This relationship of revenue and expenditures may result, under certain market conditions, in reduced operating results and cash flows and thereby could have an adverse effect on the Company’s financial condition.

Continued or increased operating losses from the golf operations may adversely impact the Company’s results of operations and cash flows. The Company has golf operations consisting of the LPGA International Golf Club, a semi-private golf club in Daytona Beach, Florida, consisting of the following: two 18-hole golf courses, a food and beverage operation, a private event operation, and club memberships. A third party manages these operations, on behalf of the Company, and employs the personnel. Since its inception, the golf operation has generated negative cash flows. In 2011, the Company recognized an impairment of approximately $4.0 million on the long-lived assets of the golf operations. In January 2017, the Company invested an additional $1.6 million of capital in the golf operations to buy-out of the long-term land lease with the City and approximately $350,000 to renovate the greens on one of the 18-hole golf courses. The results of operations from the golf operations are subject to the typical execution risks inherent with many golf, retail and club operations including, but not limited to: maintenance, merchandising, pricing, customer service, competition, cost of food, beverage and retail products, consumer preferences and behavior, safety, compliance with various federal, state and local laws, ordinances and regulations, environmental contamination, weather conditions, or other trends in the local market. Although the negative cash flows generated by the golf operations decreased substantially, any one of these execution risk factors could negatively impact the golf operations and thereby adversely impact the Company’s financial condition, results of operations and cash flows.

Competition, seasonality and market conditions relating to golf operations could adversely affect our operating results. Our golf operations face competition from similar golf operations in the surrounding areas, primarily Daytona Beach and other areas of Volusia County. Any new competition from golf operations that are developed close to our existing golf operations may adversely impact the results of our golf operations. Our golf operations are also subject to changes in market conditions, such as population trends, consumer demand and changing demographics of people playing golf, any of which could adversely affect results of operations. In addition, our golf operations may suffer if the economy weakens, if the popularity of golf continues to decrease, or if unusual weather conditions or other factors cause a reduction in rounds played. Our golf operations are also seasonal, primarily due to the impact of the winter tourist season, Florida’s summer heat and rain, and the hurricane season. Should any of these factors impact our golf operations unfavorably, our financial condition, results of operations and cash flows would be impacted adversely.

The revenues from our golf operations depend on a third-party operator that we do not control. We currently utilize a third-party to manage and operate our golf operations. As a result, we do not directly implement operating business decisions with respect to the operation and marketing of our golf operations and personnel decisions. For our golf operations, these decisions may concern course maintenance, membership programs, marketing programs, and employee matters. The amount of revenue that we generate from the golf operations is dependent on the ability of the third-party manager to maintain and seek to increase the gross receipts and manage and possibly decrease the expenses at LPGA International. If the revenues from our golf operations decline or the operating expenses increase at a rate that is inconsistent with revenues, our results of operations and our cash flows would be adversely affected, and our financial condition may be adversely impacted should we be required to recognize additional impairments on the long-lived assets of the golf operations, including our recently invested capital.

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

Debt and preferred equity investments could cause us to incur expenses, which could adversely affect our results of operations. We currently own, or may own in the future, investments in first mortgages, mezzanine loans, junior participations and preferred equity interests. Such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests including through foreclosure proceedings. Borrowers may contest enforcement of foreclosure or our other remedies, and may seek bankruptcy protection to potentially block our actions to enforce their obligations to us. Relatively high loan-to-value ratios and declines in the value of the underlying collateral property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate to maximize such property’s investment potential. Although we maintain and regularly evaluate financial reserves to properly accrue for potential future losses, our reserves would reflect management’s judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves, if any, will be adequate over time to protect against future losses due to unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers, or their properties are located. If we are unable to enforce our contractual rights, including but not limited to, taking possession of the collateral property in a foreclosure circumstance, or our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial condition, results of operations, and cash flows.

The mezzanine loan assets that we may acquire will involve greater risks of loss than senior loans secured by income-producing properties. We may acquire mezzanine loans, which generally take the form of subordinated loans secured by the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or the debt that is senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will only be satisfied after the senior debt has been satisfied. As a result, we may not recover some or all of our initial investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and could adversely impact our financial condition and cash flows.

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

The activities or actions of a third-party servicer engaged to service our investment in a commercial loan or similar debt financing could adversely impact the value of our investment or our results of operations and cash flows. Our investments in first mortgages, mezzanine loans or other debt financings secured by real estate may require a third-party servicer to service the loan on our behalf and/or on behalf of third parties who have invested in some portion of the debt financing. An intended or unintended breach by the servicer with regard to their servicing of the debt financing or in their contractual obligations and fiduciary duties to us or the other holders of the debt financing could adversely impact the value of our investment or our results of operations and cash flows.

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

Some of our commercial loans may be backed by individual or corporate guarantees from borrowers or their affiliates which guarantees are not secured. If the guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged as collateral for other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed to us under our loans and guarantees. Because of these factors, we may suffer additional losses which could have a material adverse effect on our financial performance.

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

The Company may be unable to obtain debt or equity capital on favorable terms, if at all, or additional borrowings may impact our liquidity. In order to further our business objectives, we may seek to obtain additional debt financing or raise equity capital and may be unable to do so on favorable terms, if at all. We may obtain unsecured debt financing in addition to our revolving credit facility which could decrease our borrowing capacity on the credit facility. Other sources of available capital may be materially more expensive or available under terms that are materially more restrictive than the Company’s existing debt capital. Any of these occurrences could adversely affect the Company’s business, financial condition, results of operations, and cash flows.

An increase in our borrowing costs would adversely affect our financial condition and results of operations. While we have no short-term maturities in our long-term debt, should we seek to incur additional debt to help finance our acquisitions, increased interest rates would reduce the difference, or spread, that we may earn between the yield on the investments we make and the cost of the leverage we employ to finance such investments. It is possible that the spread on investments could be reduced to a point at which the profitability from investments would be significantly reduced or eliminated entirely. This would adversely affect our returns on our assets, and therefore adversely impact our financial condition, our results of operations, and cash flows, and could require us to liquidate certain or all of these assets.

The Company’s revolving credit facility and secured financings include certain financial and/or other covenants that could restrict our operating activities, and the failure to comply with such covenants could result in a default that accelerates the required payment of such debt. As of December 31, 2017, the Company had approximately $70.0 million of outstanding indebtedness under the revolving credit facility and $55.0 million of secured debt. The revolving credit facility contains various restrictive covenants which include, among others, a maximum total indebtedness and limits on the repurchase of the Company’s stock and similar restrictions. In addition, the revolving credit facility contains certain financial covenants pertaining to debt service coverage ratios, maximum levels of investment in certain types of assets, the number and make-up of the properties in the borrowing base, and similar covenants typical for this type of indebtedness. The Company’s secured indebtedness generally contains covenants regarding debt service coverage ratios. The Company’s ability to meet or maintain compliance with these and other debt covenants may be dependent on the performance by the Company’s tenants under their leases. The Company’s failure to comply with certain of our debt covenants could result in a default that may, if not cured, accelerate the payment under such debt and limit the Company’s available cash flow for acquisitions, dividends, or operating costs, which would likely have a material adverse impact on the Company’s financial condition, results of operations, and cash flows. In addition, these defaults could impair the Company’s access to the debt and equity markets.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt. Our ability to make scheduled payments of the principal of, to pay interest on, to pay any cash due upon conversion of, or to refinance our indebtedness, including the Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes (the “Notes”), depends on our future operating and financial performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

We may not have the liquidity or ability to raise the funds necessary to settle conversions of the Notes or purchase the Notes as required upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon a purchase or conversion of the Notes. Following certain potential events qualifying as a fundamental change under the indenture governing the Notes, including a change in control, holders of Notes will have the right to require us to purchase their Notes for cash. A fundamental change may also constitute an event of default or a prepayment event under, and result in the acceleration of the maturity of, our then-existing indebtedness. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. There is no assurance that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change purchase price or make cash payments upon conversion. In addition, restrictions in our then existing credit facilities or other indebtedness, if any, may not allow us to purchase the Notes upon a fundamental change or make cash payments upon conversion. Our failure to purchase the Notes upon a fundamental change or make cash payments upon conversion thereof when required would result in an event of default with respect to the Notes which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Notes or make cash payments upon conversions thereof.

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

The accounting method for our Notes, which may be settled in cash, may have a material effect on our reported financial results. Under Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of shareholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented because of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income (or greater net loss) in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock.

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

Declines in value of the assets in which we invest will adversely affect our financial condition and results of operations, and make it costlier to finance these assets. Generally, we use our income property investments as collateral for our financings or as the borrowing base for our credit facility. Any decline in their value, a significant decrease in the rent received from the portfolio, or perceived market uncertainty about their value, could make it difficult for us to obtain or renew financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place.

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

The Company has a single shareholder that beneficially owns approximately 28% of the Company’s outstanding common stock and exercises the related voting rights of those shares. The significance of its investment and its recent actions could have a material adverse impact on the Company’s results of operations, cash flows, the trading price of our stock, and business operations, as well as potentially impact the investment decisions of other shareholder or interested parties.  Wintergreen Advisers, LLC, an institutional investment advisory firm (“Wintergreen”), manages Wintergreen Fund (NYSE: WGRNX), a public mutual fund (the “Fund”) and other investment vehicles that, based on Wintergreen’s public statements, collectively beneficially own approximately 28% of the outstanding common stock of the Company. Based on publicly available information, in the past five years, the total value of assets under management in the Fund has decreased over 50% and as a result the Fund’s ownership of our shares has become an increasingly more significant component of the Fund and may be the largest holding of the Fund. Based on the average daily trading volume of our shares, Wintergreen would be unable to dispose of its shares within a reasonable time, even if its sales constituted the entire trading volume each day. This limits Wintergreen’s liquidity in its shares of the Company. Compliance with certain new regulatory requirements that will require disclosure of ownership and valuation of illiquid stocks may lead the Fund to liquidate some of the shares it owns in the Company. Any significant liquidation of shares by Wintergreen, depending upon the number of shares sold and the manner in which those shares are liquidated, could have an adverse impact on our stock price. The circumstances outlined above, which could lead the Fund to choose to liquidate, or be required to liquidate, some or all of its investment in the Company’s shares, could potentially impact the investment decisions and related activity of existing shareholders or other interested parties, which could adversely impact the trading price of the Company’s stock. Further, beginning in the fourth quarter of 2015 and continuing through the present, the Company has received communications from Wintergreen, and Wintergreen has made public statements which have led and will likely lead to the Company having to incur costs for financial advisory services, legal representation, accounting services, proxy advisory services and other third-party costs to address any proposals, claims, allegations or other matters contained in these communications and statements or because of other actions taken by Wintergreen. Included in Wintergreen’s activities have been a contested director election and related solicitation of proxies in conjunction with our 2017 annual shareholder meeting, in which Wintergreen sought to have four director candidates elected to our board of directors which, given the size of our board, would have given Wintergreen control of the Company. The aforementioned costs include those incurred by the Company to engage in the proxy contest last year. Such costs, while not reasonably estimable, may represent significant costs for the Company which would have an adverse impact on the Company’s financial condition, results of operations and cash flows.

The Company has several shareholders that beneficially own more than 5% of the Company’s outstanding common stock and exercise the related voting rights of those shares. Actions by these shareholders, including trading activity, could have a material adverse impact on the trading price of our stock. Certain of our shareholders, specifically several institutional investment funds, including Wintergreen, each beneficially own more than 5% of the outstanding common stock of the Company. The daily trading activity in our stock is substantially lower, on average, than the total amount of shares owned by these shareholders. Any substantial trading activity executed by these large shareholders could have an adverse impact on the trading price of the Company’s stock which may impact our ability to raise capital through equity financing, which may adversely impact our ability to execute our business plan.

Our operations and properties could be adversely affected in the event of a hurricane, earthquake, natural disaster, or other significant disruption. Our corporate headquarters and many of our properties are located in Florida, where major hurricanes have occurred. We have income properties in California where earthquakes have occurred. We have income properties in other states or regions that experience similar or other natural disasters. Depending on where any hurricane makes landfall, our properties in Florida could experience significant damage. Similarly, should an earthquake occur in California, our properties there could incur significant damage. In addition, the occurrence and frequency of hurricanes in Florida could also negatively impact demand for our real estate assets because of consumer perceptions of hurricane risks. In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Florida and other states, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts, and heat waves, could have an adverse effect on our ability to develop properties or realize income from our properties. If a hurricane, earthquake, natural disaster or other similar significant disruption occurs, we may experience disruptions to our operations and damage to our properties, which could have an adverse effect on our business, our financing condition, our results of operations, and our cash flows.

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

We may encounter environmental problems which require remediation or the incurrence of significant costs to resolve which could adversely impact our financial condition, results of operations, and cash flows. Under various federal, state and local laws, ordinances and regulations, we may be required to investigate and clean up certain hazardous or toxic substances released on or in properties we own or operate or that we previously owned or operated, and may be required to pay other costs relating to hazardous or toxic substances or incur costs or obligations associated with wetland areas on our land holdings. Any such liability may be imposed without regard to whether the Company’s management had knowledge or were otherwise aware of the origination of the environmental or wetland issues or were responsible for their occurrence. The presence of environmental issues or the failure to remediate properly any such losses at any of our properties or on our land holdings may adversely affect our ability to sell or lease those properties, or to borrow using those properties as collateral. The costs or liabilities could exceed the value of the affected real estate. The costs or liabilities associated with resolving environmental or wetland issues could be significant.

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

The Company’s operations and financial condition may be adversely affected by climate change, including possible changes in weather patterns, weather-related events, government policy, laws, regulations, and economic conditions. In recent years, the assessment of the potential impact of climate change has begun to impact the activities of government authorities, the pattern of consumer behavior, and other areas that impact the business environment in the United States including, but not limited to, energy-efficiency measures, water use measures, and land-use practices. The promulgation of policies, laws or regulations relating to climate change by governmental authorities in the U.S. and the markets in which the Company owns real estate may require the Company to invest additional capital in our income properties. In addition, the impact of climate change on businesses to whom the Company seeks to lease its income properties, or that may acquire its available land, is not reasonably determinable at this time. While not generally known at this time, climate change may impact weather patterns or the occurrence of significant weather events which could impact economic activity or the value of real estate in specific markets in which the Company owns its assets. The occurrence of any of these events or conditions may adversely impact the Company’s ability to lease its income properties or complete land transactions with potential buyers, which would adversely impact the Company’s financial condition, results of operations, and cash flows.

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

The market value of the Company’s securities is subject to various factors that may cause significant fluctuations or volatility. As with other publicly-traded securities, the market price of the Company’s common stock and convertible notes depends on various factors, which may change from time to time and/or may be unrelated to the Company’s financial condition, results of operations, or cash flows and such factors may cause significant fluctuations or volatility in the market price of the Company’s securities. These factors include, but are likely not limited to, the following:

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

The Company’s failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results, and price of our securities. Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) as amended or modified from time to time, requires annual management assessments of the effectiveness of the Company’s internal control over financial reporting. If the Company fails to maintain the adequacy of its internal control over financial reporting, the Company may not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting and therefore would likely not be in compliance with SOX. An effective system of internal controls over financial reporting, particularly those related to revenue recognition, are necessary for the Company to prepare and produce reliable financial reports and to maintain its qualification as a public company and are important in reducing the risk of financial fraud. If the Company cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, qualification as a public company listed on the NYSE American stock exchange, could be jeopardized, investors could lose confidence in the Company’s reported financial information, and the market price of the Company’s securities could drop significantly.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.              PROPERTIES

As of December 31, 2017, the Company owns the following properties: (i) land holdings of approximately 8,100 acres in the Daytona Beach area of Volusia County, Florida ;  (ii) twenty-six single-tenant retail buildings located in Arizona, California, Florida, Georgia, Maryland, Massachusetts, Nevada, North Carolina, Oregon, Texas, Virginia, and

Washington; (iii) eleven multi-tenant properties located in California, Florida, and Texas four of which were self-developed and are located in Daytona Beach, Florida; and (iv) full or fractional subsurface oil, gas, and mineral interests of approximately 462,000 “surface acres” in 20 counties in Florida.

ITEM 3.              LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of our business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving this property. The proposed road modifications would impact access to the property. The Company does not believe the road modifications provided a basis for Harris Teeter to terminate its lease. Regardless, in January 2013, the North Carolina Department of Transportation (“NCDOT”) proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte proposed to build and maintain a new access road/point into the property. Construction has begun and is not expected to be completed before mid-2018 to 2019. Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease if this project is built as currently redesigned. Because the redesigned project will not be completed until mid-2018 to 2019, the condemnation case has been placed in administrative closure. As a result, the trial and mediation will not likely be scheduled until requested by the parties, most likely in 2019.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

COMMON STOCK PRICES AND DIVIDENDS

The Company’s common stock trades on the NYSE American stock exchange under the symbol CTO. The Company has paid dividends on a continuous basis since 1976, the year in which its initial dividends were paid. The following table summarizes aggregate annual dividends, which were paid semi-annually prior to June 30, 2016 and quarterly thereafter, per share during the years ended December 31, 2016 and 2017:

2017	$0.18
2016	$0.12

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

	2017		2016
	High	Low	High	Low
	$	$	$	$
First Quarter	56.49	49.73	53.00	42.53
Second Quarter	57.90	50.51	50.41	44.48
Third Quarter	61.58	51.02	53.00	46.24
Fourth Quarter	64.31	55.65	55.80	48.65

The number of shareholders of record as of February 15, 2018 (without regard to shares held in nominee or street name) was 335.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2017 which were not previously reported.

The following share repurchases were made during the year ended December 31, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
1/1/2017 - 1/31/2017	2,062	$53.00	2,062	$2,487,759
2/1/2017 - 2/28/2017	4,847	53.71	4,847	2,227,447
3/1/2017 - 3/31/2017	49,334	51.85	49,334	9,669,489	(1)
4/1/2017 - 4/30/2017	18,305	53.90	18,305	8,682,860
5/1/2017 - 5/31/2017	25,262	54.13	25,262	7,315,342
6/1/2017 - 6/30/2017	4,288	53.93	4,288	7,084,085
7/1/2017 - 7/31/2017	2,500	54.50	2,500	6,947,835
8/1/2017 - 8/31/2017	22,050	54.07	22,050	5,755,646
9/1/2017 - 9/30/2017	5,401	54.64	5,401	5,460,550
10/1/2017 - 10/31/2017	1,280	57.00	1,280	5,387,591
11/1/2017 - 11/30/2017	—	—	—	5,387,591
12/1/2017 - 12/31/2017	—	—	—	5,387,591
Total	135,329	$53.27	135,329	$5,387,591

STOCK PERFORMANCE GRAPH

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Consolidated-Tomoka Land Co., the NYSE American Composite Index, and a Peer Group

The following performance graph shows a comparison of cumulative total shareholder return from a $100 investment in stock of the Company over the five-year period ending December 31, 2017, with the cumulative shareholder return of the following: (i) the NYSE American Composite Index, a real estate industry index provided by Research Data Group; (ii) a peer group of companies that consists of Agree Realty, Cedar Realty Trust, Farmland Partners, First Potomac, Forestar Group Inc., Griffin Industrial Realty, HomeFed Corporation, J.W. Mays, One Liberty Properties, Preferred Apartment Communities, Stratus Properties Inc., Tejon Ranch Company, The St. Joe Company, Urstadt Biddle Properties, and Whitestone Reit (collectively the “2017 Peer Group”); and (iii) a peer group of companies that consist of Alico Inc., Forestar Group Inc., Getty Realty Corp., Gramercy Property Trust Inc., Resource Capital Corp., Stratus Properties Inc., Tejon Ranch Company, The New Home Company Inc., The St. Joe Company, and Whitestone Reit (collectively the “2016 Peer Group”). The Company adjusted its peer group in 2017, and therefore the performance graph disclosures, because the Company believes the 2017 Peer Group better reflects a mix of public companies that is reasonably comparable to the businesses of the Company, including the investment in and operation of income-producing properties, real estate operations including land management, and Subsurface Interests.

	12/12	12/13	12/14	12/15	12/16	12/17
Consolidated-Tomoka Land Co.	100.00	117.22	180.51	170.77	173.49	206.90
NYSE American	100.00	105.45	106.98	77.09	92.66	94.77
2016 Peer Group	100.00	104.55	97.23	85.58	95.17	101.84
2017 Peer Group	100.00	106.15	107.14	100.60	120.14	129.89

ISSUER REPURCHASES OF EQUITY SECURITIES

In the fourth quarter of 2015, the Company announced a $10 million stock repurchase program (the “$10 Million Repurchase Program”). As of March 29, 2017, the $10 Million Repurchase Program had been completed. In the first quarter of 2017, the Company announced a new $10 million stock repurchase program (the “New $10 Million Repurchase Program”) under which approximately $4.6 million of the Company’s common stock had been repurchased as of December 31, 2017. In the aggregate, during the year ended December 31, 2017, under both programs, the Company repurchased 135,329 shares of its common stock on the open market for a total cost of approximately $7.2 million, or an average price per share of $53.27, and placed those shares in treasury.

ITEM 6.              SELECTED FINANCIAL DATA

The following table summarizes our selected historical financial information for each of the last five fiscal years. The selected financial information has been derived from our audited Consolidated Financial Statements. Additional data for fiscal years 2017, 2016, and 2015 is included elsewhere in this report.

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Fiscal Years Ended
	2017	2016	2015	2014	2013
	(In thousands except per share amounts)
Summary of Operations:
Total Revenues	$91,412	$71,075	$42,998	$36,057	$26,070
Total Direct Cost of Revenues	(30,452)	(25,840)	(13,768)	(12,537)	(10,855)
General and Administrative	(10,253)	(10,298)	(8,754)	(7,017)	(5,434)
Impairment Charges	—	(2,181)	(510)	(421)	(616)
Depreciation and Amortization	(12,664)	(8,195)	(5,213)	(3,490)	(2,886)
Gain on Disposition of Assets	—	12,759	5,517	1	—
Land Lease Income	2,226	—	—	—	—
Operating Income	40,269	37,320	20,270	12,593	6,279
Interest Expense, Net of Investment Income	(8,485)	(9,284)	(6,712)	(2,378)	(1,826)
Loss on Early Extinguishment of Debt	—	—	—	—	—
Income Tax Benefit (Expense)	9,935	(11,837)	(5,269)	(3,831)	(1,891)
Income from Continuing Operations	41,719	16,199	8,289	6,384	2,562
Income from Discontinued Operations, Net of Tax	—	—	—	—	1,121
Net Income	41,719	16,199	8,289	6,384	3,683
Less: Net Loss Attributable to Noncontrolling Interest in Consolidated VIE	—	52	58	—	—
Net Income Attributable to Consolidated-Tomoka Land Co.	$41,719	$16,251	$8,347	$6,384	$3,683
Basic Earnings Per Share:
Income from Continuing Operations	$7.53	$2.86	$1.44	$1.11	$0.44
Income from Discontinued Operations, Net of Tax	—	—	—	—	0.20
Net Income	$7.53	$2.86	$1.44	$1.11	$0.64
Diluted Earnings Per Share:
Income from Continuing Operations	$7.48	$2.85	$1.43	$1.10	$0.44
Income from Discontinued Operations, Net of Tax	—	—	—	—	0.20
Net Income	$7.48	$2.85	$1.43	$1.10	$0.64
Dividends Paid Per Share	$0.18	$0.12	$0.08	$0.07	$0.06
Summary of Financial Position:
Property, Plant, and Equipment - Net	$347,688	$267,611	$257,256	$180,789	$147,139
Total Assets	$466,130	$408,623	$404,354	$275,231	$225,325
Shareholders’ Equity	$184,178	$148,276	$134,781	$128,405	$120,169
Long-Term Debt	$195,816	$166,245	$166,797	$102,579	$62,368

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

OVERVIEW

We are a diversified real estate operating company. We own and manage thirty-seven commercial real estate properties in twelve states in the United States. As of December 31, 2017, we owned twenty-six single-tenant and eleven multi-tenant income-producing properties with over 2.1 million square feet of gross leasable space. We also own and manage a portfolio of undeveloped land totaling approximately 8,100 acres in the City of Daytona Beach, Florida (the “City”). As of December 31, 2017, we had two commercial loan investments including a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan and a fixed-rate first mortgage loan. We have golf operations which consist of the LPGA International Golf Club, which is managed by a third party. We also lease some of our land for nineteen billboards, have agricultural operations that are managed by a third party, which consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage Subsurface Interests (hereinafter defined). The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Subsequent to December 31, 2017, and prior to the date of this report, the Company completed two self-developed single-tenant net lease restaurant properties on a 6-acre beachfront parcel in Daytona Beach, Florida and acquired a newly constructed commercial building located in Aspen, Colorado under a twenty-year master lease to a single tenant, bringing the number of single-tenant and total income properties to 29 and 40, respectively.

Income Property Operations. We have pursued a strategy of investing in income-producing properties, when possible, by utilizing the proceeds from real estate transactions, including land sales, transactions involving our subsurface interests, and the disposition of other income properties, qualifying for income tax deferral through like-kind exchange treatment for tax purposes.

Our strategy for investing in income-producing properties is focused on factors including, but not limited to, long-term real estate fundamentals and target markets, including major markets or those markets experiencing significant economic growth. We employ a methodology for evaluating targeted investments in income-producing properties which includes an evaluation of: (i) the attributes of the real estate (e.g. location, market demographics, comparable properties in the market, etc.); (ii) an evaluation of the existing tenant (e.g. credit-worthiness, property level sales, tenant rent levels compared to the market, etc.); (iii) other market-specific conditions (e.g. tenant industry, job and population growth in the market, local economy, etc.); and (iv) considerations relating to the Company's business and strategy (e.g. strategic fit of the asset type, property management needs, alignment with the Company's 1031 like-kind exchange structure, etc.).

During the year ended December 31, 2017, the Company acquired six income properties (four single-tenant income properties and two multi-tenant income properties) for an aggregate purchase price of approximately $79.8 million as described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Property Acres	Purchase Price	Percentage Leased	Remaining Lease Term (in years)
Staples, Inc. (an affiliate of)	Single-Tenant	Sarasota, Florida	01/27/17	18,120	1.2	$4,075,000	100%	5.0
Grocery-Anchored Shopping Center (Westcliff)	Multi-Tenant	Fort Worth, Texas	03/01/17	136,185	10.3	15,000,000	96%	4.1
JoAnn Stores, Inc.	Single-Tenant	Saugus, Massachusetts	04/06/17	22,500	2.6	6,315,000	100%	11.8
LA Fitness Multi-Tenant Retail Building	Single-Tenant Multi-Tenant	Brandon, Florida	04/28/17	45,000 6,715	5.3	14,650,000	100%	13.9
Wells Fargo Bank, N.A.	Single-Tenant	Hillsboro, Oregon	10/27/17	211,863	18.9	39,750,000	100%	8.2
				440,383		$79,790,000		8.9

Additionally, on April 7, 2017, rent commenced on the 15-year lease with 24 Hour Fitness, the anchor tenant at The Grove at Winter Park located in Winter Park, Florida. The lease is for approximately 40,000 square feet, or 36% of the 112,000 square foot multi-tenant retail center. As of December 31, 2017, the multi-tenant retail center was approximately 63% leased with eleven different tenants including 24 Hour Fitness.

Our current portfolio of twenty-six single-tenant income properties generates approximately $18.8 million of revenues from lease payments on an annualized basis and has a weighted average remaining lease term of 9.2 years as of December 31, 2017. Our current portfolio of eleven multi-tenant properties generates approximately $9.9 million of revenue from lease payments on an annualized basis and has a weighted average remaining lease term of 4.0 years as of December 31, 2017.

We expect to continue to focus on acquiring income-producing properties during fiscal year 2018, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing investments, we have self-developed five of our multi-tenant properties, all of which are located in Daytona Beach, Florida, four of which we still own as of December 31, 2017. The first self-developed property, located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida, is an approximately 22,000 square foot, two-story, building, known as the Concierge Office Building, which was approximately 91% leased as of December 31, 2017. The second two properties, known as the Mason Commerce Center, consists of two buildings totaling approximately 31,000 square-feet (15,360 each), which were 100% leased as of December 31, 2017. During the year ended December 31, 2014, construction was completed on two additional properties, known as the Williamson Business Park, which are adjacent to the Mason Commerce Center. One of the two 15,360 square-foot Williamson Business Park buildings was sold in April 2016. The remaining Williamson Business Park building was approximately 50% leased and 100% occupied as of December 31, 2017 as the Company now occupies the remaining 50% of the property as its new corporate office.

We also self-developed two single-tenant net lease restaurant properties on a 6-acre beachfront parcel in Daytona Beach, Florida. The development was completed in January of 2018; therefore, during the first quarter of 2018, we will add these two properties to our income property portfolio. On a limited basis, we may continue to selectively acquire other real estate, either vacant land or land with existing structures that we would demolish and develop into additional income properties, possibly in the downtown and beachside areas of Daytona Beach, Florida. Specifically, our investments in the Daytona Beach area would target opportunistic acquisitions of select catalyst sites, which are typically distressed, with an objective of having short investment horizons. Should we pursue such acquisitions, we may seek to partner with developers to develop these sites rather than self-develop the properties.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions. No income-producing properties were disposed of during the year ended December 31, 2017.

Real Estate Operations. As of December 31, 2017, the Company owned approximately 8,100 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Currently, the majority of this land is used for agricultural purposes. As of February 28, 2018, approximately 75% of this acreage, or approximately 6,042 acres, is under contract to be sold. Approximately 1,100 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 7,000 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,100 acres, primarily an 850-acre parcel and three smaller parcels, which are located further west of Interstate 95 and a few miles north of Interstate 4 that is generally well suited for industrial purposes.

Real estate operations revenue consisted of the following for the years ended December 31, 2017, 2016, and 2015, respectively:

	2017	2016	2015
Revenue Description	($000's)	($000's)	($000's)
Land Sales Revenue	$45,472	$11,871	$4,276
Tomoka Town Center - Percentage of Completion Revenue	—	17,490	8,128
Revenue from Reimbursement of Infrastructure Costs	1,860	4,500	—
Impact Fee and Mitigation Credit Sales	2,126	2,220	463
Subsurface Revenue	3,048	1,802	3,003
Fill Dirt and Other Revenue	17	261	73
Total Real Estate Operations Revenue	$52,523	$38,144	$15,943

For several years preceding the significant downturn in the U.S. economy in 2008, the Company’s land transaction activity had been reasonably strong. During 2009, however, land transactions decreased significantly, and in fiscal years 2010 and 2011, effectively no contracts for land transactions were entered into and no land transactions were closed. We believe the trend in Company revenues and income from real estate operations during this period were consistent with the overall trend of the national and local economies and the real estate markets in general. In the last several years, certain of the mass transit routes serving the Daytona Beach area, including both Interstate 95 and Interstate 4, have been widened or otherwise improved and in some instances are currently under construction to improve overpasses and expand the number of traffic lanes. We believe these improvements have or will benefit Company owned land and may have a positive impact on future activity of our land assets. Since 2012, the trend in entering into land transaction contracts and closing land transactions has improved markedly, as evidenced by the following summary (note the total proceeds listed below represents the gross sales price in the year the land transaction closed and is not meant to represent the revenue recognized during the year due to the timing of percentage-of-completion revenue recognition and incentive revenue on certain land transactions):

	No. of	Total Proceeds
Year	Acres	($ in millions)
2012	16.6	$0.6
2013	11.7	$3.0
2014	99.7	$8.8
2015	114.1	$22.5
2016	707.7	$13.8
2017	1,700.9	$47.0

Historical revenues and income from our sales of land are not indicative of future results because of the unique nature of land transactions and other factors including, but not limited to, variations in the cost basis of the owned land. A significant portion of the Company’s revenue and income in any given year may be generated through relatively few land transactions. The timing for these land transactions, from the time of preliminary discussions through contract negotiations, due diligence and inspection periods, and the closing, can last from several months to several years. Although we believe there have been recent indications of improvement in the overall economy and credit markets, we expect the overall real estate market, particularly home building, to remain inconsistent in the near term, and as a result we believe our ability to enter into land transactions will remain challenging.

Pipeline. For a description of our land which is currently under contract, see the land pipeline in Note 18, "Commitment and Contingencies."

Land Impairments. As more fully described in Note 8, "Impairment of Long-Lived Assets," during the years ended December 31, 2017 and 2015 the Company did not recognize any impairments on its undeveloped land holdings.  During the year ended December 31, 2016, impairment charges totaled approximately $1.0 million on the Company’s undeveloped land.

Beachfront Development.  During the year ended December 31, 2015, the Company acquired, through a real estate venture with an unaffiliated third party institutional investor, an interest in approximately six acres of vacant beachfront property located in Daytona Beach, Florida. The property was acquired for approximately $11.3 million, of which the Company contributed approximately $5.7 million. As of December 31, 2015, the real estate venture was fully consolidated as the Company determined that it was the primary beneficiary of the variable interest entity (“VIE”). On November 17, 2016, the Company acquired the unaffiliated third party’s 50% interest for approximately $4.8 million, a discount of approximately $879,000. The discount was recorded through equity on the consolidated balance sheet during the year ended December 31, 2016. The Company evaluated its interest in the six-acre vacant beachfront property for impairment and determined that no impairment was necessary as of December 31, 2016. As the Company owns the entire real estate venture as of December 31, 2017, there is no longer a consolidated VIE.

The cost basis of the six-acre vacant beachfront property asset totaled approximately $11.7 million as of December 31, 2017, which includes costs for entitlement. The beachfront property received approval of the rezoning and entitlement of the site to allow for the development of two restaurants and also for the future potential development of up to approximately 1.2 million square feet of vertical density. In the first quarter of 2017, the Company executed a 15-year lease agreement with the operator of LandShark Bar & Grill (“LandShark”), which provided for the development by the Company of an approximately 6,264 square foot restaurant property on the parcel. The annual rent under the LandShark lease is based on a percentage of the tenant’s net operating income (“NOI”) until the Company has received its investment basis in the property and thereafter, the Company will receive a lower percentage of the tenant’s NOI during the remaining lease term. In the second quarter of 2017, the Company executed a 15-year lease agreement with Cocina 214 Restaurant & Bar (“Cocina 214”) for the second restaurant property to be developed on the parcel. The annual rent under the Cocina 214 lease is equal to the greater of $360,000 per year or a certain percentage of gross sales. The lease also provides for additional percentage rent upon the achievement of certain gross sales thresholds. The Company completed the design phase and commenced construction on the two single-tenant restaurants during the third quarter of 2017. As of December 31, 2017, the Company has incurred approximately $5.9 million of design and construction costs. See Note 18, “Commitment and Contingencies” for the total expected cost to be incurred for the development of the site and both restaurant properties. The development of the two restaurant properties was completed in time for the tenants to commence operations during January of 2018. Accordingly, during the first quarter of 2018, the total investment in the beach parcel and the construction costs of the two single-tenant properties will be classified as Income Properties, Land, Building, and Improvements, within the Property, Plant, and Equipment classification on the Company’s consolidated balance sheets.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $402,000 and mitigation credits with a cost basis of approximately $723,000, for a combined total of approximately $1.1 million as of December 31, 2017. During the year ended December 31, 2017, the Company sold mitigation credits for approximately $1.6 million, for a gain of approximately $1.3 million, or $0.15 per share, after tax. Additionally, the Company recorded the transfer of mitigation credits with a cost basis of approximately $298,000 as a charge to direct cost of revenues of real estate operations during the year ended December 31, 2017, as more fully described in Note 18, “Commitments and Contingencies.” During the years ended December 31, 2017 and 2016, the Company received cash payments of approximately $519,000 and $2.2 million, respectively, for impact fees with a cost basis that was generally of equal value.

Subsurface Interests. As of December 31, 2017, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 462,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

During the year ended December 31, 2017, the Company sold approximately 38,750 acres of subsurface interests in Osceola County, Florida for approximately $2.1 million (the "Osceola Subsurface Sale"). The gain from the Osceola Subsurface Sale totaled approximately $2.08 million, or $0.23 per share, after tax. The Company expects to utilize the proceeds from this sale to acquire an income property through the 1031 like-kind exchange structure.

During 2011, an eight-year oil exploration lease was executed covering a portion of our Subsurface Interests. On September 20, 2017, the Company amended the oil exploration lease to, among other things, extend the expiration of the original term for five additional years to the new expiration date of September 22, 2024. The lease is effectively thirteen one-year terms as the lessee has the option to terminate the lease at the end of each lease year. The lessee has exercised renewal options through lease year seven ending September 22, 2018. The terms of the lease state that the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years eight through thirteen. The lease calls for annual lease payments which are recognized as revenue ratably over the respective twelve-month lease periods. In addition, non-refundable drilling penalty payments are made as required by the drilling requirements in the lease which are recognized as revenue when received.

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

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the years December 31, 2017, 2016, and 2015, lease income of approximately $807,000, $1.1 million, and $1.7 million was recognized, respectively. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2018 or, if extended, the terms or conditions of such extension.

During the years ended December 31, 2017, 2016, and 2015, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Production volume from these oil wells was 60,287 in 2017, 50,441 barrels in 2016, and 62,745 barrels in 2015, resulting in revenues received from oil royalties of approximately $86,000, $50,000 and $68,000, respectively.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. There were no releases of surface entry rights during the year ended December 31, 2017. Cash payments for the release of surface entry rights totaled approximately $493,000 and $995,000 during the years ended December 31, 2016 and 2015, respectively, which is included in revenue from real estate operations. During 2015, in conjunction with the release of the Company’s surface entry rights related to approximately 1,400 acres in Lee County, Florida, for a cash payment of approximately $920,000, the Company also received the 50% interest in the subsurface rights of those acres, which the Company did not previously own, for a fair value of approximately $68,000, which is also included in revenue from real estate operations.

In addition, the Company generated revenue of approximately $250,000 and $73,000 during the years ended December 31, 2016 and 2015, respectively, from fill dirt excavation agreements, with no such revenue generated during the year ended December 31, 2017.

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

In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Lease Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, remained at $250,000 for the remainder of the lease term and any extensions would have been subject to an annual rate increase of 1.75% beginning September 1, 2013. On January 24, 2017, the Company acquired the approximately 690 acres of land and improvements comprising the golf courses, previously leased from the City, for approximately $1.5 million (the “Golf Course Land Purchase”). In conjunction with the Golf Course Land Purchase, the lease between the Company and the City was terminated. Therefore, during the first quarter of 2017, the Company eliminated the remaining accrued liability of approximately $2.2 million, resulting in the recognition of approximately $0.40 per share in non-cash earnings, or $0.24 per share after tax, which comprises the land lease termination in the consolidated statements of operations. The $2.2 million consisted of approximately $1.7 million which reflects the acceleration of the remaining amount of accrued rent that was no longer owed to the City as a result of the Lease Amendment, which prior to the Golf Course Land Purchase was being recognized into income over the remaining lease term which was originally to expire in 2022. The remaining approximately $500,000 reflects the amount of rent accrued pursuant to the lease, as amended, which will no longer be owed to the City due to the lease termination on January 24, 2017.

As a part of the Golf Course Land Purchase, the Company donated to the City three land parcels totaling approximately 14.3 acres located on the west side of Interstate 95 that are adjacent to the City’s Municipal Stadium. The Company had a cost basis of effectively $0 in the donated land and paid approximately $100,000 to satisfy the community development district bonds associated with the acreage. Other terms of the Golf Course Land Purchase include the following:

•

The Company is obligated to pay the City additional consideration in the form of an annual surcharge of $1 per golf round played each year (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was reflected as an increase in Golf Buildings, Improvements, and Equipment and also as an increase in Accrued and Other Liabilities on the accompany consolidated balance sheets as of December 31, 2017. The first annual payment of $70,000 was made in January 2018 leaving a remaining commitment of $630,000 as of the date of this report;

•

Within one year following the date of the closing of the Golf Course Land Purchase, unless extended due to weather related delays outside the Company’s control, the Company is obligated to renovate the greens on the Jones Course which renovations were completed in the third quarter of 2017; and

•

If the Company sells the LPGA International Golf Club within six years of the closing of the Golf Course Land Purchase, the Company is obligated to pay the City an amount equal to 10% of the difference between the sales price, less closing costs and any other costs required to be incurred in connection with the sale, and $4.0 million.

Commercial Loan Investments. Our investments in commercial loans or similar structured finance investments, such as mezzanine loans or other subordinated debt, have been and are expected to continue to be secured by commercial or residential real estate or the borrower’s pledge of its ownership interest in the entity that owns the real estate. The first mortgage loans we invest in or originate are generally for commercial real estate located in the United States and its territories, and are current or performing with either a fixed or floating rate. Some of these loans may be syndicated in either a pari-passu or senior/subordinated structure. Commercial first mortgage loans generally provide for a higher recovery rate due to their senior position in the underlying collateral. Commercial mezzanine loans are typically secured by a pledge of the borrower’s equity ownership in the underlying commercial real estate. Unlike a mortgage, a mezzanine loan is not secured by a lien on the property. An investor’s rights in a mezzanine loan are usually governed by an intercreditor agreement that provides holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same property.

On July 31, 2017, the Company originated a $3.0 million first mortgage loan secured by a parcel of beachfront land in the City of Daytona Beach Shores, Florida which the borrower intends to develop as a residential condominium (the “Beach Loan”). The Beach Loan matures on August 1, 2018, includes a one-year extension option, bears a fixed interest rate of 11.00%, and requires payments of interest only prior to maturity. At closing, a loan origination fee of $60,000 was received by the Company. Should the borrower seek to obtain financing for the development of the project, the Beach Loan would likely be paid off in connection with that financing.

On October 23, 2017, the Company sold its two commercial loan investments secured by hotel properties in Atlanta, Georgia and Dallas, Texas. The Company sold these investments at a premium to par for proceeds of approximately $15.1 million on an aggregate principal value of $15.0 million. The Company utilized these proceeds to pay down the Credit Facility (hereinafter defined).

As of December 31, 2017, the Company owned two performing commercial loan investments which have an aggregate outstanding principal balance of approximately $12.0 million. These loans are secured by real estate, or the borrower’s equity interest in real estate, located in Daytona Beach Shores, Florida and Sarasota, Florida and have an average remaining maturity of approximately 0.5 years and a weighted average interest rate of 9.5%.

Agriculture and Other Income. Effectively all of our agriculture and other income consists of revenues generated by our agricultural operations. The Company’s agricultural lands encompass approximately 7,000 acres on the west side of Daytona Beach, Florida. Our agricultural operations are managed by a third-party and consist of leasing land for hay production and timber harvesting, as well as hunting leases.

SUMMARY OF OPERATING RESULTS FOR YEAR ENDED DECEMBER 31, 2017 COMPARED TO DECEMBER 31, 2016

REVENUE

Total revenue for the year ended December 31, 2017 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2016:

	Revenue for	Increase (Decrease)
	Year Ended	Vs. Same Period	Vs. Same Period
	12/31/2017	in 2016	in 2016
Operating Segment	($000's)	($000's)	(%)
Income Properties	$31,407	$6,314	25%
Interest Income from Commercial Loan Investments	2,053	(535)	-21%
Real Estate Operations	52,522	14,378	38%
Golf Operations	5,095	(95)	-2%
Agriculture & Other Income	335	275	458%
Total Revenue	$91,412	$20,337	29%

Total revenue for the year ended December 31, 2017 increased to approximately $91.4 million, compared to approximately $71.1 million during the same period in 2016, an increase of approximately $20.3 million, or 29%. This increase was primarily the result of the increases from our real estate operations and the income property operations as outlined in the following tables, offset by reduced revenues from our commercial loan investments resulting from the loan sales previously noted totaling approximately $535,000:

	Revenue for	Increase (Decrease)
	Year Ended	Vs. Same Period
	12/31/2017	in 2016
Real Estate Operations Revenue	($000's)	($000's)
Land Sales Revenue	$45,471	$33,600
Tomoka Town Center - Percentage of Completion Revenue	—	(17,490)
Revenue from Reimbursement of Infrastructure Costs	1,860	(2,640)
Impact Fee and Mitigation Credit Sales	2,126	(94)
Subsurface Revenue	3,048	1,246
Fill Dirt and Other Revenue	17	(244)
Total Real Estate Operations Revenue	$52,522	$14,378

	Revenue for	Increase (Decrease)
	Year Ended	Vs. Same Period
	12/31/2017	in 2016
Income Property Operations Revenue	($000's)	($000's)
Revenue from Q4 2016 and YTD 2017 Acquisitions	$6,417	$5,768
Revenue from The Grove at Winter Park	451	354
Revenue from Remaining Portfolio	22,345	238
Accretion of Above Market/Below Market Intangibles	2,194	(46)
Total Income Property Operations Revenue	$31,407	$6,314

NET INCOME

Net income and basic net income per share for the years ended December 31, 2017 and 2016, and as compared to the same period in 2016, was as follows:

			Increase (Decrease)
	Year Ended	Year Ended	Vs. Same Period	Vs. Same Period
	12/31/2017	12/31/2016	in 2016	in 2016
Net Income (1) (2)	$41,719,424	$16,251,248	$25,468,176	157%
Basic Earnings Per Share (1) (2)	$7.53	$2.86	$4.67	163%

(1)The year ended December 31, 2017 includes net income of approximately $22.2 million and basic earnings per share of $4.02 in non-cash earnings for the adjustment of deferred tax liabilities and deferred tax assets to reflect the new federal income tax rate of 21% from 35%.

(2)The year ended December 31, 2017 includes net income of approximately $2.2 million and basic earnings per share of $0.24 in non-cash earnings for the elimination of the accrued liability associated with the straight-line accounting for the land lease which was terminated as part of the acquisition of the LPGA International golf course land.

Our above results for the year ended December 31, 2017, excluding the impact of the approximately $22.2 million non-cash adjustment for the new tax law and approximately $2.2 million of non-cash earnings related to the transaction to acquire the land underlying our golf operations and resulting lease termination, as compared to the same period in 2016, reflected the following significant operating elements in addition to the impacts on revenues described above:

•

An increase in direct cost of revenues of approximately $4.6 million primarily related to (i) the increase in the direct cost of revenues for the real estate operations of approximately $3.5 million related entirely to the cost basis of the increased land sales and associated transaction costs offset by reduced costs associated with lower impact fee and mitigation credit sales; and (ii) an increase of approximately $1.7 million in the operating costs of the income property operations reflecting the larger income property portfolio;

•	An increase in depreciation and amortization of approximately $4.5 million resulting from the growth in our income property portfolio; and

•

Income of approximately $12.8 million recognized in 2016 in connection with the Company’s disposition of a portfolio of 14 income properties and other dispositions of income properties offset by the recognition of approximately $2.2 million in impairment charges during the year ended December 31, 2016.

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $31.4 million and $24.5 million, respectively, during the year ended December 31, 2017, compared to total revenue and operating income of approximately $25.1 million and $19.9 million, respectively, for the year ended December 31, 2016. The direct costs of revenues for our income property operations totaled approximately $6.9 million and $5.2 million for the years ended December 31, 2017 and 2016, respectively. The increase in revenues of approximately $6.3 million, or 25%, during the year ended December 31, 2017 reflects our expanded portfolio of income properties including increases of approximately $5.8 million due to our recent acquisitions in the last quarter of 2016 and the year ended December 31, 2017, and an increase of approximately $354,000 from our multi-tenant property, The Grove at Winter Park in Winter Park, Florida. Revenue from our income properties during the year ended December 31, 2017 and 2016 also includes approximately $2.2 million in revenue from the accretion of the below-market lease intangible, which is primarily attributable to the Wells Fargo property located in Raleigh, North Carolina. Our increased operating income from our income property operations reflects the aforementioned increased rent revenues offset by an increase of approximately $1.7 million in our direct costs of revenues largely related to the recent acquisitions mentioned above.

REAL ESTATE OPERATIONS

During the year ended December 31, 2017, operating income from real estate operations was approximately $35.0 million on revenues totaling approximately $52.5 million. During the year ended December 31, 2016, operating income was approximately $23.3 million on revenues totaling approximately $38.1 million. The increase in revenue of approximately $14.4 million and operating income of approximately $11.8 million is primarily attributable to the revenue totaling approximately $47.0 million recognized for the land sales completed in 2017, including the sale of approximately 1,581 acres to Minto Communities for approximately $27.2 million, which closed in the first quarter of 2017, the third and fourth land sales transactions completed with NADG for approximately $10.6 million, which closed in the second and fourth quarters of 2017, the land sale to VanTrust of approximately 28 acres for approximately $3.2 million, which also closed in the second quarter of 2017, as well as the $2.1 million sale of subsurface interests that closed during the third quarter of 2017. The increased revenues in 2017 reflects the impact of the 2017 land sales offset by the revenue recognized utilizing percentage of completion during the year ended December 31, 2016 on the sales within the Tomoka Town Center which closed during the fourth quarter of 2015 and the first quarter of 2016 of approximately $17.5 million. The increase in 2017 of approximately $2.6 million in direct costs of real estate operations is primarily the result of the increase of approximately $2.6 million in the cost basis and approximately $936,000 in closing and other costs recognized during 2017 related to the land sales closed during the year, offset by a decrease in basis related to impact fees of which approximately $1.7 million more were sold during the year ended December 31, 2016 than December 31, 2017.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $5.1 million and $5.2 million for the years ended December 31, 2017 and 2016, respectively. The total direct cost of golf operations revenues totaled approximately $6.0 million and $5.6 million for the years ended December 31, 2017 and 2016, respectively. The Company’s golf operations had a net operating loss of approximately $864,000 and approximately $397,000 during the years ended December 31, 2017 and 2016, respectively, a decrease in operating results of approximately $467,000. The primary reason for the decline in revenues and related operating results was that one of the two 18-hole golf courses was closed during the entire third quarter of 2017 for the renovation of the greens.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $2.1 million and $2.6 million during the years ended December 31, 2017 and 2016, respectively. The decrease is attributable to approximately $466,000 of revenue generated in the first six months of 2016 from the first mortgage loan secured by the leasehold interest in a hotel in San Juan, Puerto Rico that was repaid during the latter part of the second quarter of 2016. The decrease is also attributable to the two mezzanine loans that were sold during the fourth quarter of 2017, for a decrease in year-over-year revenue of approximately $288,000. These decreases were partially offset by the increase of approximately $166,000 in revenue generated by the $3.0 million first mortgage loan originated in July 2017, as well as an increase in interest from our remaining variable rate loan due to the increase in LIBOR during the latter half of 2017.

AGRICULTURE AND OTHER INCOME

For the years ended December 31, 2017 and 2016, revenues from agriculture and other income totaled approximately $335,000 and $59,000, respectively, with the increase due to a timber harvesting contract during 2017 that generated approximately $290,000 in revenue. For the years ended December 31, 2017 and 2016, the direct cost of revenues totaled approximately $96,000 and $167,000, respectively, an improvement of approximately $71,000, which reflects reduced payroll for this segment.

GENERAL AND ADMINISTRATIVE AND OTHER CORPORATE EXPENSES

Total general and administrative expenses for the year ended December 31, 2017 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2016:

	G&A Expense	Decrease (Increase)
	Year Ended	Vs. Same Period
	12/31/2017	in 2016
General and Administrative Expenses	($000's)	($000's)
Recurring General and Administrative Expenses	$7,293	$(1,265)
Non-Cash Stock Compensation	1,437	1,742
Shareholder and Proxy Matter Legal and Related Costs	1,523	(432)
Total General and Administrative Expenses	$10,253	$45

General and administrative expenses totaled approximately $10.3 million for the years ended December 31, 2017 and 2016. Although the total expense was relatively flat year-over-year,  non-cash stock compensation expense decreased by approximately $1.7 million, which in part, is due to the accelerated stock compensation expense of approximately $1.6 million recognized in the first quarter of 2016 relating to certain stock awards that were permanently surrendered. The decreased stock compensation expense was offset by an increase in legal and other costs of approximately $1.2 million which were specifically related to the Company’s proxy contest in connection with the 2017 Annual Meeting of Shareholders, offset by the decrease in legal costs of approximately $780,000 related to the investigations conducted in connection with certain claims made by Wintergreen that were determined to be without merit. The remaining increase was primarily related to an increase in professional fees for other advisory services as well as fees incurred with respect to a potential REIT conversion.

INTEREST EXPENSE

Interest expense totaled approximately $8.5 million and $8.8 million for the years ended December 31, 2017 and 2016, respectively. The higher interest expense for 2016, reflects the $23.1 million loan that was outstanding for the majority of 2016 on the portfolio of 14 income properties that were sold during September of 2016. Additionally, during the year ended December 31, 2017, approximately $215,000 in interest was capitalized related primarily to the tenant improvements at The Grove at Winter Park property and the construction of the two single-tenant beachfront restaurants, with no interest being capitalized during the year ended December 31, 2016. Also included in interest expense in the consolidated financial statements is the amortization of loan costs incurred in connection with the Company’s long-term debt and the amortization of the discount on the convertible debt.

SUMMARY OF OPERATING RESULTS FOR YEAR ENDED DECEMBER 31, 2016 COMPARED TO DECEMBER 31, 2015

REVENUE

Total revenue for the year ended December 31, 2016 is presented in the following summary and indicates the changes as compared to the year ended December 31, 2015:

	Revenue for	Increase (Decrease)
	Year Ended	Vs. Same Period	Vs. Same Period
	12/31/2016	in 2015	in 2015
Operating Segment	($000's)	($000's)	(%)
Income Properties	$25,093	$6,051	32%
Interest Income from Commercial Loan Investments	2,588	(103)	-4%
Real Estate Operations	38,144	22,201	139%
Golf Operations	5,190	(53)	-1%
Agriculture & Other Income	60	(19)	-25%
Total Revenue	$71,075	$28,077	19%

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

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled approximately $6.6 million at December 31, 2017, with restricted cash of approximately $6.5 million of which approximately $5.6 million is being held for investments utilizing the tax-deferred like-kind exchange structure, as well as certain escrows related to tenant improvements, reserves for property taxes and insurance required by our secured debt, and for escrow accounts related to certain land transactions.

Our total cash balance at December 31, 2017, reflects cash flow provided by operating activities totaling approximately $57.5 million in 2017 compared to the prior year, which totaled approximately $14.3 million, an increase of approximately $43.2 million. In addition to the increase in our net income of approximately $25.5 million, the increase in our cash flow provided by operations was due to increased depreciation and amortization of approximately $4.5 million, certain balance sheet adjustments including the decrease in our land by approximately $12.1 million reflecting our increased land sales during 2017, and the absence of a change in our deferred revenue in 2017 versus the reduction of approximately $12.8 million in 2016. A large component of the increase in net income was the result of the non-cash decrease in the total deferred income tax liability, a decrease of approximately $20.6 million, which was primarily the result of the reduction in the federal corporate tax rate from 35% to 21%.

Our cash flows used in investing activities totaled approximately $79.2 million for the year ended December 31, 2017, an increase of approximately $55.8 million versus 2016.  In 2017 we deployed approximately $97.6 million of investment capital including $94.6 million of income property acquisitions and improvements and nearly $3.0 million in an investment in a mortgage loan. This compares with the deployment of approximately $92.6 million in 2016 to acquire income properties and an approximately $4.8 million investment in land related to our purchase of the remaining 50% interest in the beach parcel. The investments in 2017 were offset by $15.0 million in principal payments received on our loan investments which relates to the sale of our two mezzanine loans. In 2016, the deployment of capital was offset by proceeds from the sale of a portfolio of 14 income properties and 5 other income properties totaling approximately $49.2 million, proceeds from the sale of investment securities which totaled approximately $6.3 million, and principal payments received on our loan investments totaling approximately $14.3 million.

Our cash flows provided by financing activities totaled approximately $20.5 million for the year ended December 31, 2017, an increase of approximately $7.6 million versus 2016. Net borrowings on our credit facility totaled approximately $28.4 million in 2017 versus approximately $21.0 million in 2016, an increase in net borrowings of approximately $7.4 million. Our net borrowings in 2017 included a draw on our credit facility to repay the $7.3 million permanent financing on the two properties leased to Hilton Grand Vacations in Orlando, Florida (the “Hilton Properties”) which was scheduled to mature in 2018. In addition, the proceeds we received from the exercise of stock options increased by approximately $1.0 million in 2017 compared to 2016.

Long-term debt, at face value, totaled approximately $200.0 million at December 31, 2017, representing an increase of approximately $28.4 million from the balance of approximately $171.6 million at December 31, 2016. The increase in the long-term debt was due primarily to the net draws on our credit facility of approximately $35.7 million, offset by the repayment of the $7.3 million first mortgage loan that was secured by our Hilton Properties.

As of December 31, 2017, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility	$70,000,000	September 2021	30 ‑day LIBOR plus 1.50% -2.20%
Mortgage Note Payable (originated with Wells Fargo) (1)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (2)	25,000,000	April 2021	30 ‑day LIBOR plus 1.90%
4.50% Convertible Senior Notes due 2020, net of discount	75,000,000	March 2020	4.500%
Total Long-Term Face Value Debt	$200,000,000

(1)Secured by the Company’s interest in six income properties. The mortgage loan carries a fixed rate of 4.33% per annum during the first ten years of the term, and requires payments of interest only during the first ten years of the loan. After the tenth anniversary of the effective date of the loan, the cash flows, as defined in the related loan agreement, generated by the underlying six income properties must be used to pay down the principal balance of the loan until paid off or until the loan matures. The loan is fully pre-payable after the tenth anniversary of the effective date of the loan.

(2)Secured by the Company’s income property leased to Wells Fargo located in Raleigh, North Carolina. The mortgage loan has a 5-year term with two years interest only, and interest and a 25-year amortization for the balance of the term. The mortgage loan bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. The mortgage loan can be prepaid at any time subject to the termination of the interest rate swap.

Credit Facility. The Company’s revolving credit facility (the “Credit Facility”), with Bank of Montreal (“BMO”) serving as the administrative agent for the lenders thereunder, is unsecured with regard to our income property portfolio but is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Wells Fargo and Branch Banking & Trust Company. On September 7, 2017, the Company executed the second amendment and restatement of the Credit Facility (the “Revolver Amendment”). Pursuant to the Revolver Amendment, the Credit Facility matures on September 7, 2021,  with the ability to extend the term for 1 year.

As a result of the Revolver Amendment, the Credit Facility has a total borrowing capacity of $100.0 million, with the ability to increase that capacity up to $150.0 million during the term. The Credit Facility provides the lenders with a security interest in the equity of the Company subsidiaries that own the properties included in the borrowing base. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 150 basis points to the 30-day LIBOR plus 220 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the Credit Facility. The Credit Facility also accrues a fee of 15 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity.

At December 31, 2017, the current commitment level under the Credit Facility was $100.0 million. The available borrowing capacity under the Credit Facility was approximately $30.0 million, based on the level of borrowing base assets. As of December 31, 2017, the Credit Facility had a $70.0 million balance. During the first quarter of 2018, the Company expanded the commitment under its Credit Facility to $130.0 million, providing an additional capacity of approximately $60.0 million, based on the outstanding balance as of December 31, 2017 of approximately $70.0 million.

The Credit Facility is subject to customary restrictive covenants including, but not limited to, limitations on the Company’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. In addition, the Company is subject to various financial maintenance covenants including, but not limited to, a maximum indebtedness ratio, a maximum secured indebtedness ratio, and a minimum fixed charge coverage ratio. The Credit Facility also contains affirmative covenants and events of default including, but not limited to, a cross default to the Company’s other indebtedness and upon the occurrence of a change in control. The Company’s failure to comply with these covenants or the occurrence of an event of default could result in acceleration of the Company’s debt and other financial obligations under the Credit Facility.

Mortgage Notes Payable. In addition to the Credit Facility, the Company has certain other borrowings, as noted in the table above, all of which are non-recourse. The Mortgage Note Payable originated with UBS Real Estate Securities, Inc. for $7.3 million was repaid during the year ended December 31, 2017.

Convertible Debt. The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. Since July of 2016, when the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend, the conversion rate has been adjusted with each successive quarterly dividend and is currently, after the fourth quarter 2017 dividend, equal to 14.5515 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.72 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Convertible Notes for conversion prior to December 15, 2019, except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Convertible Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the Convertible Notes prior to the stated maturity date and no sinking fund is provided for the Convertible Notes. The Convertible Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Convertible Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Convertible Notes. As of December 31, 2017, the unamortized debt discount of our Convertible Notes was approximately $2.9 million.

Acquisitions and Investments. As noted previously, the Company invested approximately $79.8 million to acquire six income properties during the year ended December 31, 2017. These acquisitions included the following:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Property Acres	Purchase Price	Percentage Leased	Remaining Lease Term (in years)
Staples, Inc. (an affiliate of)	Single-Tenant	Sarasota, Florida	01/27/17	18,120	1.2	$4,075,000	100%	5.0
Grocery-Anchored Shopping Center (Westcliff)	Multi-Tenant	Fort Worth, Texas	03/01/17	136,185	10.3	15,000,000	96%	4.1
JoAnn Stores, Inc.	Single-Tenant	Saugus, Massachusetts	04/06/17	22,500	2.6	6,315,000	100%	11.8
LA Fitness Multi-Tenant Retail Building	Single-Tenant Multi-Tenant	Brandon, Florida	04/28/17	45,000 6,715	5.3	14,650,000	100%	13.9
Wells Fargo Bank, N.A.	Single-Tenant	Hillsboro, Oregon	10/27/17	211,863	18.9	39,750,000	100%	8.2
				440,383		$79,790,000		8.9

We are targeting investments between approximately $80.0 million to $120.0 million in income-producing properties during 2018. We currently are not planning to make investments in commercial loans secured by commercial real estate in 2018. We expect to fund our acquisitions utilizing available capacity under our credit facility, cash from operations, proceeds from land sales transactions, possibly the dispositions of income properties, and potentially the sale of all or a portion of our Subsurface Interests, each of which we expect will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. There were no income property dispositions during the year ended December 31, 2017.

Capital Expenditures. In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million, and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500.  The Company’s commitment to fund the improvement costs benefiting the remaining Company land within

Williamson Crossing can be paid over five years utilizing proceeds from sales of the remaining land or at the end of the fifth year. In 2013, the Company deposited $283,500 of cash in escrow related to the improvements, which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of December 31, 2017 was approximately $288,000, including accrued interest. Accordingly, as of December 31, 2017, the remaining maximum commitment is approximately $689,000.

In conjunction with the Company’s sale of approximately 18.1 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which remains classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of December 31, 2017 was approximately $125,000, including accrued interest. Accordingly, the Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s land parcel is approximately $125,000, to be paid from escrow upon completion.

In conjunction with the Company’s development of two single-tenant income properties, both restaurants, on the beach parcel as described in Note 4, “Land and Subsurface Interests,” the Company executed multiple contracts with third-parties to perform the work necessary to prepare the site, construct the restaurants, and acquire the related furniture and equipment. Pursuant to the leases with the tenants of the two restaurant properties, LandShark and Cocina 214, and based on the Company’s current cost estimates, the total estimated cost to improve the land and develop the income properties is approximately $6.7 million. Through December 31, 2017, the Company has incurred approximately $5.9 million of the total estimated cost, which is included in Construction in Progress on the Company’s consolidated balance sheets, leaving a remaining commitment of approximately $858,000. The development of the two restaurant properties was completed in time for the tenants to commence operations during January of 2018. Accordingly, during the first quarter of 2018, the total investment in the beach parcel and the construction costs of the two single-tenant properties will be classified as Income Properties, Land, Building, and Improvements, within the Property, Plant, and Equipment classification on the Company’s consolidated balance sheets.

In conjunction with the extension of the leases with Hilton Grand Vacations executed during the fourth quarter of 2017, the Company is obligated to fund the Income Property Lease Incentive to Hilton Grand Vacations, as described in Note 9, “Other Assets” in the amount of approximately $2.7 million as of December 31, 2017. This payment was made during January 2018.

In connection with the Golf Course Land Purchase,  each year the Company is obligated to pay the City additional consideration in the amount of an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and has been recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompany consolidated balance sheets as of December 31, 2017. The first annual payment of $70,000 was made in January 2018 leaving a remaining commitment of $630,000 as of the date of this report.

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. The Company has funded approximately $1.3 million of the total $2.0 million of estimated costs through December 31, 2017. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $708,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $708,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded leaving an escrow balance of approximately $234,000 as of December 31, 2017. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of June 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract. No amounts related to such potential future costs have been accrued as of December 31,  2017.

As of December 31, 2017, we have no other contractual requirements to make capital expenditures.

During the period from the fourth quarter of 2015 through the first quarter of 2016, the Company received communications from Wintergreen Advisers, LLC (“Wintergreen”), some of which have been filed publicly. In investigating Wintergreen’s allegations contained in certain of these communications, in pursuing the strategic alternatives process suggested by Wintergreen, and in engaging in a proxy contest in 2017, the Company has incurred costs of approximately $3.0 million, to date, through December 31, 2017. Approximately $1.6 million of the approximately $3.0 million was incurred during the year ended December 31, 2017, of which approximately $1.2 million is specifically for legal representation and third party costs related to the proxy contest. None of Wintergreen’s allegations, which included allegations regarding inadequate disclosure and other wrong-doing by the Company and its directors and officers, were found to have any basis or merit.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations and approximately $30.0 million of available capacity on the existing $100.0 million Credit Facility, based on our current borrowing base of income properties, as of December 31, 2017. During the first quarter of 2018, the Company expanded the commitment under its Credit Facility to $130.0 million, providing an additional capacity of approximately $60.0 million, based on the outstanding balance as of December 31, 2017 of approximately $70.0 million.

In the fourth quarter of 2015, the Company announced a $10 million stock repurchase program (the “$10 Million Repurchase Program”). As of March 29, 2017, the $10 Million Repurchase Program had been completed. In the first quarter of 2017, the Company announced a new $10 million stock repurchase program (the “New $10 Million Repurchase Program”) under which approximately $4.6 million of the Company’s common stock had been repurchased as of December 31, 2017. In the aggregate, during the year ended December 31, 2017, under both programs, the Company repurchased 135,329 shares of its common stock on the open market for a total cost of approximately $7.2 million, or an average price per share of $53.27, and placed those shares in treasury.

Our Board of Directors and management consistently review the allocation of capital with the goal of providing the best long-term return for our shareholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing stock, and retaining funds for reinvestment. Annually, the Board reviews our business plan and corporate strategies, and makes adjustments as circumstances warrant. Management’s focus is to continue our strategy to diversify our portfolio by redeploying proceeds from like-kind exchange transactions and utilizing our Credit Facility to increase our portfolio of income-producing properties, providing stabilized cash flows with good risk-adjusted returns primarily in larger metropolitan areas and growth markets.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain development obligations, are not recognized as liabilities in our consolidated financial statements, but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments on an undiscounted basis at December 31, 2017, and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings.

PAYMENT DUE BY PERIOD

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	$	$	$	$	$
Long-Term Debt Obligations	200,000,000	—	75,000,000	95,000,000	30,000,000
Operating Leases Obligations	374,567	150,689	218,138	5,740	—
Construction and Other Commitments	5,394,171	4,826,537	567,634	—	—
Total	205,768,738	4,977,226	75,785,772	95,005,740	30,000,000

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

Stock-Based Compensation. Prior to 2010, the Company maintained a stock option plan (the “2001 Plan”) pursuant to which 500,000 shares of the Company’s common stock were available to be issued. The 2001 Plan was approved at the April 25, 2001 shareholders’ meeting and expired in April 2011, with no new option shares issued after that date. Under the 2001 Plan, the option exercise price equaled the average of the high and low stock market price on the date of grant. The options generally vested over five years and expired after ten years. In connection with the grant of non-qualified options, a stock appreciation right for each share covered by the option could also be granted. The stock appreciation right entitled the optionee to receive a supplemental payment, which could be paid in whole or in part in cash or in shares of common stock equal to a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise. The expenses associated with stock options and stock appreciation rights were recognized over their requisite service period.

Both the Company’s stock options and stock appreciation rights awarded under the 2001 Plan were liability classified awards and were required to be remeasured to fair value at each balance sheet date until the award was settled, as required by applicable provisions of FASB ASC Topic, Share-Based Payments. See Note 18, “Stock-Based Compensation.”

At the Annual Meeting of Shareholders of the Company held on April 28, 2010, the Company’s shareholders approved the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan replaced the Company’s 2001 Plan. At the Annual Meeting of Shareholders of the Company held on April 24, 2013, the Company’s shareholders approved an amendment and restatement of the entire 2010 Plan, which among other things, incorporated claw back provisions and clarified language regarding the shares available subsequent to forfeiture of any awards of restricted shares. At the Annual Meeting of Shareholders of the Company held on April 23, 2014, the Company’s shareholders approved an amendment to the 2010 Plan increasing the number of shares authorized for issuance by 240,000 shares, bringing the total number of shares authorized for issuance to 450,000. Awards under the 2010 Plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and performance units. Employees of the Company and its subsidiaries and non-employee directors may be selected by the Compensation Committee to receive awards under the 2010 Plan. The maximum number of shares of which stock awards may be granted under the 2010 Plan is 450,000 shares. No participant may receive awards during any one calendar year representing more than 50,000 shares of common stock. In no event will the number of shares of common stock issued under the plan upon the exercise of incentive stock options exceed 450,000 shares. These limits are subject to adjustments by the Compensation Committee as provided in the 2010 Plan for stock splits, stock dividends, recapitalizations, and other similar transactions or events. The 2010 Plan currently provides that it will expire on the tenth anniversary of the date that it was adopted by the Board, and that no awards will be granted under the plan after that date.

All non-qualified stock option awards, restricted share awards, and performance share awards granted under the 2010 plan were determined to be equity-based awards under FASB ASC Topic, Share-Based Payments.

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

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices), to which we are exposed is interest rate risk relating to our debt. We may utilize overnight sweep accounts and short-term investments as a means to minimize the interest rate risk. We do not believe that interest rate risk related to cash equivalents and short-term investments, if any, is material due to the nature of the investments.

We are primarily exposed to interest rate risk relating to our own debt primarily in connection with the Credit Facility, as this facility carries a variable rate of interest. Our borrowings on the Credit Facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 150 basis points and 220 basis points based on our level of borrowing as a percentage of our total asset value calculated pursuant to the Credit Facility. As of December 31, 2017, the outstanding balance on our Credit Facility was $70.0 million. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by approximately $700,000, or $0.09 per share, after tax. The $25.0 million mortgage loan which closed on April 15, 2016, bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. By virtue of fixing the variable rate, our exposure to changes in interest rates is minimal but for the impact on Other Comprehensive Income. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In conducting this assessment, it used the criteria set forth by COSO in the 2013 Framework. Based on management’s assessment and those criteria, management believes that the Company has maintained effective internal control over financial reporting as of December 31, 2017. The report of the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K is incorporated herein as Item 15.

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

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be set forth herein, except for the information included under the heading “Executive Officers of the Registrant” below, is included in the Company’s definitive proxy statement for its 2018 annual shareholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2017 (the “Proxy Statement”), which sections are incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages at December 31, 2017, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

John P. Albright, 52, president and chief executive officer of the Company since August 1, 2011. Prior to joining the Company, Mr. Albright was the Co-Head and Managing Director of Archon Capital, a Goldman Sachs Company located in Irving, Texas. Prior to that, he was the Executive Director, Merchant Banking-Investment Management for Morgan Stanley. Prior to Morgan Stanley, Mr. Albright was Managing Director and Officer of Crescent Real Estate Equities, a publicly traded REIT, based in Fort Worth, Texas. His experience involves various aspects of investment, lending, and development of commercial properties, as well as real estate investment banking.

Mark E. Patten, 54, senior vice president and chief financial officer of the Company since April 16, 2012. Prior to joining the Company, Mr. Patten served as the executive vice president and chief financial officer of SolarBlue LLC, a developer of alternative energy solutions located in Orlando, Florida. Prior to that, he was executive vice president and chief financial officer of Legacy Healthcare Properties Trust Inc. in 2010 and held the same positions with Simply Self Storage from August 2007 to May 2010. Prior to those positions, he served as senior vice president and chief accounting officer of CNL Hotels & Resorts, Inc., a public non-traded lodging REIT, from January 2004 until the sale of the company in April 2007. Mr. Patten began his career at KPMG where he spent twelve years and was named a partner in 1997.

Daniel E. Smith, 52, senior vice president, general counsel and corporate secretary of the Company since October 22, 2014. Mr. Smith most recently served as Vice President-Hospitality and Vice President and Associate General Counsel at Goldman Sachs & Co. Prior to that, he spent ten years at Crescent Real Estate Equities, a publicly traded REIT, based in Fort Worth, Texas, where he held several positions in the legal department, most recently Senior Vice President and General Counsel.

Steven R. Greathouse, 39, senior vice president, investments of the Company since January 3, 2012. Mr. Greathouse most recently served as the Director of Finance at N3 Real Estate, a single-tenant triple net property developer. Prior to that, he was a Senior Associate, Merchant Banking-Investment Management for Morgan Stanley and Crescent Real Estate Equities, a publicly traded REIT, based in Fort Worth, Texas.

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

3. EXHIBITS

See Exhibit Index on page 58 of this Annual Report on Form 10-K.

ITEM 16.              FORM 10-K SUMMARY

Not applicable

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

EXHIBITS

TO

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2017

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

*(10.5)

Form of Stock Option and SAR Agreement under the Consolidated-Tomoka Land Co. 2001 Stock Option Plan filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

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

(10.28)

Consolidated-Tomoka Land Co. 2017 Executive Annual Cash Incentive Plan, dated February 22, 2017, filed with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

(10.29)

Second Amended and Restated Credit Agreement, which supersedes the Company’s existing Amended and Restated Credit Agreement, with Bank of Montreal (“BMO”) and the other lenders thereunder, with BMO acting as Administrative Agent, dated September 7, 2017, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed on September 13, 2017, and incorporated herein by reference.

(10.30)

Form of February 3, 2017 Performance Share Award Agreement, filed as Exhibit 10.29 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, and incorporated herein by reference.

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

CONSOLIDATED-TOMOKA LAND CO. (Registrant)

February 28, 2018	By:	/S/ JOHN P. ALBRIGHT
John P. Albright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2018	President and Chief Executive Officer (Principal Executive Officer), and Director	/S/ JOHN P. ALBRIGHT

February 28, 2018	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/S/ MARK E. PATTEN

February 28, 2018	Chairman of the Board, Director	/S/ LAURA M. FRANKLIN
February 28, 2018	Director	/S/ JOHN J. ALLEN
February 28, 2018	Director	/S/ CHRISTOPHER W. HAGA
February 28, 2018	Director	/S/ WILLIAM L. OLIVARI
February 28, 2018	Director	/S/ HOWARD C. SERKIN
February 28, 2018	Director	/S/ THOMAS P. WARLOW, III
February 28, 2018	Director	/S/ CASEY R. WOLD

CONSOLIDATED-TOMOKA LAND CO.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Consolidated-Tomoka Land Co.:

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Consolidated-Tomoka Land Co. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2012. Jacksonville, Florida
February 28, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Consolidated-Tomoka Land Co.:

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Consolidated-Tomoka Land Co. Company (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 28, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ Grant Thornton LLP

Jacksonville, Florida
February 28, 2018

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Property, Plant, and Equipment:
Income Properties, Land, Buildings, and Improvements	$358,130,350	$274,334,139
Golf Buildings, Improvements, and Equipment	6,617,396	3,528,194
Other Furnishings and Equipment	715,042	1,032,911
Construction in Progress	6,005,397	5,267,676
Total Property, Plant, and Equipment	371,468,185	284,162,920
Less, Accumulated Depreciation and Amortization	(23,779,780)	(16,552,077)
Property, Plant, and Equipment—Net	347,688,405	267,610,843
Land and Development Costs	39,477,697	51,955,278
Intangible Lease Assets—Net	38,758,059	34,725,822
Impact Fee and Mitigation Credits	1,125,269	2,322,906
Commercial Loan Investments	11,925,699	23,960,467
Cash and Cash Equivalents	6,559,409	7,779,562
Restricted Cash	6,508,131	9,855,469
Refundable Income Taxes	1,116,580	943,991
Other Assets	12,971,129	9,469,088
Total Assets	$466,130,378	$408,623,426
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,880,516	$1,518,105
Accrued and Other Liabilities	10,160,526	8,667,897
Deferred Revenue	2,030,459	1,991,666
Intangible Lease Liabilities - Net	29,770,441	30,518,051
Accrued Stock-Based Compensation	—	42,092
Deferred Income Taxes—Net	42,293,864	51,364,572
Long-Term Debt	195,816,364	166,245,201
Total Liabilities	281,952,170	260,347,584
Commitments and Contingencies - See Note 18
Shareholders’ Equity:
Shareholders' Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 6,030,990 shares issued and 5,584,335 shares outstanding at December 31, 2017; 6,021,564 shares issued and 5,710,238 shares outstanding at December 31, 2016	5,963,850	5,914,560
Treasury Stock – 446,655 shares at December 31, 2017; 311,326 shares at December 31, 2016	(22,507,760)	(15,298,306)
Additional Paid-In Capital	22,735,228	20,511,388
Retained Earnings	177,614,274	136,892,311
Accumulated Other Comprehensive Income	372,616	255,889
Total Shareholders’ Equity	184,178,208	148,275,842
Total Liabilities and Shareholders’ Equity	$466,130,378	$408,623,426

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Revenues
Income Properties	$31,406,930	$25,092,484	$19,041,111
Interest Income from Commercial Loan Investments	2,052,689	2,588,235	2,691,385
Real Estate Operations	52,522,555	38,144,347	15,942,894
Golf Operations	5,095,313	5,190,394	5,243,485
Agriculture and Other Income	334,804	59,401	78,805
Total Revenues	91,412,291	71,074,861	42,997,680
Direct Cost of Revenues
Income Properties	(6,917,743)	(5,204,863)	(3,655,935)
Real Estate Operations	(17,480,197)	(14,881,311)	(4,292,524)
Golf Operations	(5,958,888)	(5,587,077)	(5,593,085)
Agriculture and Other Income	(96,149)	(166,769)	(226,554)
Total Direct Cost of Revenues	(30,452,977)	(25,840,020)	(13,768,098)
General and Administrative Expenses	(10,252,610)	(10,297,877)	(8,753,779)
Impairment Charges	—	(2,180,730)	(510,041)
Depreciation and Amortization	(12,663,959)	(8,195,417)	(5,212,897)
Gain on Disposition of Assets	38	12,758,770	5,516,444
Land Lease Income	2,226,526	—	—
Total Operating Expenses	(51,142,982)	(33,755,274)	(22,728,371)
Operating Income	40,269,309	37,319,587	20,269,309
Investment Income (Loss)	37,985	(529,981)	208,879
Interest Expense	(8,523,136)	(8,753,338)	(6,919,767)
Income Before Income Tax Benefit (Expense)	31,784,158	28,036,268	13,558,421
Income Tax Benefit (Expense)	9,935,266	(11,836,854)	(5,269,104)
Net Income	41,719,424	16,199,414	8,289,317
Less: Net Loss Attributable to Noncontrolling Interest in Consolidated VIE	—	51,834	57,849
Net Income Attributable to Consolidated-Tomoka Land Co.	$41,719,424	$16,251,248	$8,347,166

Per Share Information- See Note 10:
Basic
Net Income Attributable to Consolidated-Tomoka Land Co.	$7.53	$2.86	$1.44
Diluted
Net Income Attributable to Consolidated-Tomoka Land Co.	$7.48	$2.85	$1.43

Dividends Declared and Paid	$0.18	$0.12	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015

Net Income Attributable to Consolidated-Tomoka Land Co.	$41,719,424	$16,251,248	$8,347,166
Other Comprehensive Income
Realized Loss (Gain) on Investment Securities Sold (Net of Income Tax of $-0-, $222,025, and $61,738, respectively)	—	353,542	(101,451)
Unrealized Gain (Loss) on Investment Securities (Net of Income Tax of $-0-, $210,652, and $414,962, respectively)	—	335,429	(660,761)
Cash Flow Hedging Derivative - Interest Rate Swap (Net of Income Tax of $73,304, $160,701, and $-0-, respectively)	116,727	255,889	—
Total Other Comprehensive Income (Loss), Net of Income Tax	116,727	944,860	(762,212)
Total Comprehensive Income	$41,836,151	$17,196,108	$7,584,954

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Consolidated-Tomoka Land Co. Shareholders
						Total
						Consolidated-
					Accumulated	Tomoka	Noncontrolling
			Additional		Other	Land Co.	Interest in	Total
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’	Consolidated	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	VIE	Equity
Balance January 1, 2015	$5,862,063	$(1,381,566)	$11,289,846	$112,561,115	$73,241	$128,404,699	$—	$128,404,699
Net Income (Loss)	—	—	—	8,347,166	—	8,347,166	(57,849)	8,289,317
Contributions from Noncontrolling Interest in Consolidated VIE	—	—	—	—	—	—	5,664,787	5,664,787
Stock Repurchase	—	(6,484,844)	—	—	—	(6,484,844)	—	(6,484,844)
Equity Component of Convertible Debt	—	—	2,130,002	—	—	2,130,002	—	2,130,002
Exercise of Stock Options	33,455	—	1,062,405	—	—	1,095,860	—	1,095,860
Vested Restricted Stock	5,348	—	(25,509)	—	—	(20,161)	—	(20,161)
Stock Issuance	644	—	34,258	—	—	34,902	—	34,902
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	2,500,255	—	—	2,500,255	—	2,500,255
Cash Dividends ($0.08 per share)	—	—	—	(464,279)	—	(464,279)	—	(464,279)
Other Comprehensive Loss, Net of Income Tax	—	—	—	—	(762,212)	(762,212)	—	(762,212)
Balance December 31, 2015	5,901,510	(7,866,410)	16,991,257	120,444,002	(688,971)	134,781,388	5,606,938	140,388,326
Net Income (Loss)	—	—	—	16,251,248	—	16,251,248	(51,834)	16,199,414
Contributions from Noncontrolling Interest in Consolidated VIE	—	—	—	—	—	—	102,844	102,844
Acquisition of Noncontrolling Interest	—	—	—	879,158	—	879,158	(5,657,948)	(4,778,790)
Stock Repurchase	—	(7,431,896)	—	—	—	(7,431,896)	—	(7,431,896)
Exercise of Stock Options	3,350	—	413,577	—	—	416,927	—	416,927
Vested Restricted Stock	8,884	—	(205,090)	—	—	(196,206)	—	(196,206)
Stock Issuance	816	—	39,299	—	—	40,115	—	40,115
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	3,272,345	—	—	3,272,345	—	3,272,345
Cash Dividends ($0.12 per share)	—	—	—	(682,097)	—	(682,097)	—	(682,097)
Other Comprehensive Income, Net of Income Tax	—	—	—	—	944,860	944,860	—	944,860
Balance December 31, 2016	5,914,560	(15,298,306)	20,511,388	136,892,311	255,889	148,275,842	—	148,275,842
Net Income	—	—	—	41,719,424	—	41,719,424	—	41,719,424
Stock Repurchase	—	(7,209,454)	—	—	—	(7,209,454)	—	(7,209,454)
Exercise of Stock Options	28,527	—	1,056,406	—	—	1,084,933	—	1,084,933
Vested Restricted Stock	18,930	—	(413,184)	—	—	(394,254)	—	(394,254)
Stock Issuance	1,833	—	101,303	—	—	103,136	—	103,136
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	1,479,315	—	—	1,479,315	—	1,479,315
Cash Dividends ($0.18 per share)	—	—	—	(997,461)	—	(997,461)	—	(997,461)
Other Comprehensive Income, Net of Income Tax	—	—	—	—	116,727	116,727	—	116,727
Balance December 31, 2017	$5,963,850	$(22,507,760)	$22,735,228	$177,614,274	$372,616	$184,178,208	$—	$184,178,208

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Cash Flow from Operating Activities:
Net Income	$41,719,424	$16,199,414	$8,289,317
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	12,663,959	8,195,417	5,212,897
Amortization of Intangible Liabilities to Income Property Revenue	(2,193,957)	(2,240,008)	(158,599)
Loan Cost Amortization	509,263	828,075	365,860
Amortization of Discount on Convertible Debt	1,194,714	1,120,859	852,368
Amortization of Discount on Debt Securities within Investment Securities	—	—	(6,555)
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	(38)	(12,758,770)	(5,516,444)
Impairment Charges	—	2,180,730	510,041
Accretion of Commercial Loan Origination Fees	(25,232)	(164,893)	(74,781)
Amortization of Fees on Acquisition of Commercial Loan Investments	—	36,382	3,618
Discount on Commercial Loan Investment Payoff	—	217,500	—
Realized Loss (Gain) on Investment Securities	—	575,567	(163,189)
Impairment Charge on Investment Securities	—	—	59,553
Deferred Income Taxes	(8,953,981)	11,658,864	4,627,019
Non-Cash Compensation	1,437,223	3,178,883	2,186,408
Decrease (Increase) in Assets:
Refundable Income Taxes	(172,589)	(85,520)	(591,191)
Land and Development Costs	12,477,581	422,020	(4,005,182)
Impact Fees and Mitigation Credits	1,197,637	2,231,321	641,537
Other Assets	(3,502,041)	(4,128,648)	(3,497,262)
Increase (Decrease) in Liabilities:
Accounts Payable	362,411	(416,312)	1,075,192
Accrued and Other Liabilities	792,629	(29,492)	3,373,508
Deferred Revenue	38,793	(12,732,944)	12,006,067
Net Cash Provided By Operating Activities	57,545,796	14,288,445	25,190,182
Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities	(94,627,373)	(42,623,497)	(2,398,915)
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities through Business Combinations	—	(49,926,604)	(76,034,452)
Acquisition of Commercial Loan Investments	(2,940,000)	—	(15,253,628)
Acquisition of Land	—	(4,778,790)	(5,664,787)
Decrease (Increase) in Restricted Cash	3,347,338	4,205,054	(9,620,425)
Proceeds from Sale of Investment Securities	—	6,252,362	4,751,987
Proceeds from Sale of Put Options	—	—	92,902
Acquisition of Investment Securities	—	—	(10,763,038)
Proceeds from Disposition of Property, Plant, and Equipment	—	49,170,314	23,493,205
Principal Payments Received on Commercial Loan Investments	15,000,000	14,282,500	7,200,909
Net Cash Used In Investing Activities	(79,220,035)	(23,418,661)	(84,196,242)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	63,500,000	70,050,000	137,675,000
Payments on Long-Term Debt	(35,100,000)	(49,050,000)	(70,540,011)
Cash Paid for Loan Fees	(532,814)	(400,586)	—
Cash Proceeds from Exercise of Stock Options and Stock Issuance	1,188,069	157,197	1,019,837
Contributions from Noncontrolling Interest in Consolidated VIE	—	102,844	—
Cash Used to Purchase Common Stock	(7,209,454)	(7,431,896)	(6,484,844)
Cash from Excess Tax Benefit (Expense) from Vesting of Restricted Stock	—	299,845	(20,161)
Cash Paid for Vesting of Restricted Stock	(394,254)	(196,206)	—
Dividends Paid	(997,461)	(682,097)	(464,279)
Net Cash Provided By Financing Activities	20,454,086	12,849,101	61,185,542
Net Increase (Decrease) in Cash	(1,220,153)	3,718,885	2,179,482
Cash, Beginning of Year	7,779,562	4,060,677	1,881,195
Cash, End of Period	$6,559,409	$7,779,562	$4,060,677

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Disclosure of Cash Flows:

Total interest paid during the years ended December 31, 2017, 2016, and 2015 was approximately $7.1 million, $6.8 million, and $4.7 million respectively. Interest paid included capitalized interest of approximately $215,000 during the year ended December 31, 2017, with no interest capitalized during the years ended December 31, 2016 or 2015.

Income taxes totaling approximately $334,000,  $510,000, and $1.2 million were paid during the years ended December 31, 2017, 2016, and 2015, respectively. Additionally, income taxes totaling approximately $958,000 and $133,000 were refunded during the years ended December 31, 2017 and 2016, respectively, with no amounts being refunded during the year ended December 31, 2015.

In connection with the Golf Course Land Purchase (hereinafter defined), each year the Company is obligated to pay the City of Daytona Beach, Florida (the “City”) an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharge paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was reflected as an increase in Golf Buildings, Improvements, and Equipment and also as an increase in Accrued and Other Liabilities on the accompany consolidated balance sheets as of December 31, 2017.

During the year ended December 31, 2016, the Company closed on the Portfolio Sale (hereinafter defined). The sales price on the Portfolio Sale was approximately $51.6 million, of which approximately $23.1 million was not received in cash at closing; rather the buyer assumed the Company’s $23.1 million mortgage loan secured by the Portfolio Sale properties. The non-cash transaction was reflected on the consolidated balance sheets as a decrease in long-term debt of approximately $23.1 million.

During the year ended December 31, 2015, in connection with the issuance of the Company’s $75.0 million convertible senior notes due 2020, approximately $2.1 million of the issuance was allocated to the equity component for the conversion option. This non-cash allocation was reflected on the consolidated balance sheets as a decrease in long-term debt of approximately $3.4 and an increase in deferred income taxes of approximately $1.3 million.

During the year ended December 31, 2015, the Company acquired an interest in approximately six acres of vacant beachfront property in Daytona Beach, Florida through a real estate venture with an unaffiliated third party institutional investor for approximately $5.7 million. The approximate $5.7 million contribution by the third party was reflected as a non-cash increase in Land and Development Costs and Shareholders’ Equity attributable to the Noncontrolling Interest in Consolidated VIE in the accompanying consolidated balance sheet. During the year ended December 31, 2016, the Company acquired the Noncontrolling Interest from the unaffiliated third party for approximately $4.8 million, a discount of approximately $879,000. The discount was reflected as a non-cash increase in Retained Earnings in the accompanying consolidated balance sheets.

During the year ended December 31, 2015, the Company accrued approximately $1.7 million for an obligation representing the low end of the estimated range of possible wetlands restoration costs on approximately 148.4 acres. During the year ended December 31, 2016, an additional accrual of approximately $325,000 was made. These non-cash accruals were reflected on the consolidated balance sheets as an increase in the Land and Development Costs and an increase in Accrued and Other Liabilities. During the years ended December 31, 2017 and 2016, approximately $381,000 and $935,000 was spent related to the wetlands restoration accrual, respectively.

During the years ended December 31, 2015, the Company received a 50% interest in the subsurface rights of approximately 1,400 acres in Lee County, Florida, valued at approximately $68,000. This non-cash transaction was reflected on the consolidated balance sheets as an increase in Land and Development Costs and on the consolidated statements of operations as an increase in revenue from real estate operations.

During the years ended December 31, 2017, 2016, and 2015 non-cash compensation includes a reduction in the value of accrued stock-based compensation of approximately $42,000,  $93,000,  $314,000, respectively. This portion of non-cash compensation was reflected on the consolidated balance sheets as a decrease in accrued stock-based compensation and on the consolidated statements of operations as a decrease in general and administrative expenses.

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016, and 2015

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own and manage thirty-seven commercial real estate properties in twelve states in the United States. As of December 31, 2017, we owned twenty-six single-tenant and eleven multi-tenant income-producing properties with over 2.1 million square feet of gross leasable space. We also own and manage a portfolio of undeveloped land totaling approximately 8,100 acres in the City of Daytona Beach, Florida (the “City”). As of December 31, 2017, we had two commercial loan investments including a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan and a fixed-rate first mortgage loan. We have golf operations which consist of the LPGA International Golf Club, which is managed by a third party. We also lease some of our land for nineteen billboards, have agricultural operations that are managed by a third party, which consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage Subsurface Interests (hereinafter defined). The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Subsequent to December 31, 2017, and prior to the date of this report, the Company completed two self-developed single-tenant net lease restaurant properties on a 6-acre beachfront parcel in Daytona Beach, Florida and acquired a newly constructed commercial building located in Aspen, Colorado under a twenty-year master lease to a single tenant, bringing the number of single-tenant and total income properties to 29 and 40, respectively.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of December 31, 2017 include certain amounts over the Federal Deposit Insurance Corporation limits.

RESTRICTED CASH

Restricted cash totaled approximately $6.5 million at December 31, 2017 of which approximately $5.6 million of cash is being held in escrow to be reinvested through the like-kind exchange structure into other income properties; approximately $646,000 is being held in three separate escrow accounts related to three separate land transactions of which one closed in each of December 2013, December 2015, and February 2017; approximately $127,000 is being held in a reserve for interest and property taxes for the $3.0 million first mortgage loan investment originated in July 2017; and approximately $160,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo.

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

Realized gains and losses, and declines in value judged to be other-than-temporary related to equity securities, are included in investment income in the consolidated statements of operations. With respect to debt securities, when the fair value of a debt security classified as available-for-sale is less than its cost, management assesses whether or not: (i) it has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions are met, the Company must recognize an other-than-temporary impairment through earnings for the differences between the debt security’s cost basis and its fair value, and such amount is included in investment income in the consolidated statements of operations. There were no other-than-temporary impairments during the years ended December 31, 2017 or 2016, respectively. As of and for the year ended December 31, 2015, an other-than-temporary impairment was deemed to exist on a portion of the Company’s equity securities resulting in an impairment charge of approximately $60,000 which is included as a reduction in investment income in the consolidated statements of operations. The Company completed the disposition of its remaining position in Investment Securities during the year ended December 31, 2016 resulting in a loss of approximately $576,000. There were no Investment Securities remaining as of December 31, 2017 or 2016.

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

Put Options. There were no derivatives outstanding as of December 31, 2017, 2016, or 2015. There were certain derivatives outstanding as of September 30, 2015 which were exercised during the quarter ended December 31, 2015. These derivatives were not designated as hedging instruments and, accordingly, the changes in fair value (i.e. gains or losses) were recorded in the consolidated statements of operations through investment income. The fair value of the Company’s derivatives not designated as hedging instruments are measured quarterly, on a recurring basis, using Level 2 inputs. The Company’s derivatives exercised during the year ended December 31, 2015 were for put options sold related to common stock investments included in the investment securities asset category; see Note 5, “Investment Securities.” The liability for the fair market value of the put options sold was included on the consolidated balance sheet in Accrued and Other Liabilities prior to their execution.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at December 31, 2017 and 2016, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s investments in variable rate commercial loans approximates fair value at December 31, 2017 and 2016, since the floating rates of the loans reasonably approximate current market rates for notes with similar risks and maturities. The carrying value of the Company’s credit facility approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loan investment, mortgage notes, and convertible debt is measured at fair value based on current market rates for financial instruments with similar risks and maturities. See Note 6, “Fair Value of Financial Instruments.”

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

COMMERCIAL LOAN INVESTMENT IMPAIRMENT

For each of the Company’s commercial loans held for investment, the Company evaluates the performance of the collateral property and the financial and operating capabilities of the borrower/guarantor, in part to assess whether any deterioration in the credit has occurred, and for possible impairment of the loan. Impairment would reflect the Company’s determination that it is probable that all amounts due according to the contractual terms of the loan would not be collected. Impairment is measured based on the present value of the expected future cash flows from the loan discounted at the effective rate of the loan or the fair value of the collateral. Upon measurement of impairment, the Company would record an allowance to reduce the carrying value of the loan with a corresponding recognition of loss in the results of operations. Significant exercise of judgment is required in determining impairment, including assumptions regarding the estimate of expected future cash flows, collectability of the loan, the value of the underlying collateral and other provisions including guarantees. The Company has determined that, as of December 31, 2017 and 2016, no allowance for impairment was required.

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

ACCOUNTS RECEIVABLE

Accounts receivable related to income properties, which are classified in Other Assets on the consolidated balance sheets, primarily consist of tenant reimbursable expenses. Receivables related to the tenant reimbursable expenses totaled approximately $895,000 and $125,000 as of December 31, 2017 and 2016, respectively.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled approximately $2.2 million and $3.8 million as of December 31, 2017 and 2016, respectively. The accounts receivable as of December 31, 2017 and 2016 are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015 as more fully described in Note 9, “Other Assets.”

Trade accounts receivable primarily consist of receivables related to golf operations, which are classified in other assets on the consolidated balance sheets. Trade accounts receivable related to golf operations, which primarily consist of membership and event receivables, totaled approximately $349,000 and $326,000 as of December 31, 2017 and 2016, respectively.

The collectability of the aforementioned receivables is determined based on a review of specifically identified accounts using judgments. As of December 31, 2017 and 2016, no allowance for doubtful accounts was required.

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

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. The amount of depreciation of property, plant, and equipment, exclusive of amortization related to intangible assets, recognized for the years ended December 31, 2017, 2016, and 2015, was approximately $7.9 million, $5.5 million, and $3.5 million respectively. Interest of approximately $215,000 was capitalized to construction in progress during 2017, respectively with no interest capitalized in 2016 or 2015.

The range of estimated useful lives for property, plant, and equipment is as follows:

Golf Buildings and Improvements	10	-	43	Years
Golf Equipment	3	-	10	Years
Income Properties Buildings and Improvements	5	-	55	Years
Other Furnishings and Equipment	3	-	10	Years
Agriculture Equipment	10	-	20	Years

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

GOLF OPERATIONS

The Company operates two 18-hole golf courses and a 3-hole practice facility, a clubhouse facility, including food and beverage operations, and a fitness center. Revenues from this operation, including greens fees, cart rentals, merchandise, and food and beverage sales, are recognized at the time of sale. Initiation fees and membership dues are recognized over the life of the membership, which is generally twelve months.

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

STOCK-BASED COMPENSATION

Prior to 2010, the Company maintained a stock option plan (the “2001 Plan”) pursuant to which 500,000 shares of the Company’s common stock were available to be issued. The 2001 Plan was approved at the April 25, 2001 shareholders’ meeting and expired in April 2011, with no new option shares issued after that date. Under the 2001 Plan, the option exercise price equaled the average of the high and low stock market price on the date of grant. The options generally vested over five years and expired after ten years. In connection with the grant of non-qualified options, a stock appreciation right for each share covered by the option could also be granted. The stock appreciation right entitled the optionee to receive a supplemental payment, which could be paid in whole or in part in cash or in shares of common stock equal to a portion of the spread between the exercise price and the fair market value of the underlying share at the time of exercise. The expenses associated with stock options and stock appreciation rights were recognized over their requisite service period.

Both the Company’s stock options and stock appreciation rights awarded under the 2001 Plan were liability classified awards and were required to be remeasured to fair value at each balance sheet date until the award was settled, as required by applicable provisions of FASB ASC Topic, Share-Based Payments. See Note 16, “Stock-Based Compensation.” As of December 31, 2017, none of these options remained.

At the Annual Meeting of Shareholders of the Company held on April 28, 2010, the Company’s shareholders approved the Consolidated-Tomoka Land Co. 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan replaced the Company’s 2001 Plan. At the Annual Meeting of Shareholders of the Company held on April 24, 2013, the Company’s shareholders approved an amendment and restatement of the entire 2010 Plan, which among other things, incorporated claw back provisions and clarified language regarding the shares available subsequent to forfeiture of any awards of restricted shares. At the Annual Meeting of Shareholders of the Company held on April 23, 2014, the Company’s shareholders approved an amendment to the 2010 Plan increasing the number of shares authorized for issuance by 240,000 shares, bringing the total number of shares authorized for issuance to 450,000. Awards under the 2010 Plan may be in the form of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and performance units. Employees of the Company and its subsidiaries and non-employee directors may be selected by the Compensation Committee to receive awards under the 2010 Plan. The maximum number of shares of which stock awards may be granted under the 2010 Plan is 450,000 shares. No participant may receive awards during any one calendar year representing more than 50,000 shares of common stock. In no event will the number of shares of common stock issued under the plan upon the exercise of incentive stock options exceed 450,000 shares. These limits are subject to adjustments by the Compensation Committee as provided in the 2010 Plan for stock splits, stock dividends, recapitalizations, and other similar transactions or events. The 2010 Plan currently provides that it will expire on the tenth anniversary of the date that it was adopted by the Board, and that no awards will be granted under the plan after that date.

All non-qualified stock option awards, restricted share awards, and performance share awards granted under the 2010 plan were determined to be equity-based awards under FASB ASC Topic, Share-Based Payments.

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

Approximately 29% of the Company’s income property portfolio, based on square footage, and all of the Company’s land holdings, golf operations, agriculture operations, and Subsurface Interests (hereinafter defined) are in the State of

Florida. Uncertainty of the duration of a prolonged real estate and economic downturn could have an adverse impact on the Company’s real estate values.

Due to the continuing diversification of our income property tenant mix, significant revenues from our real estate operations, and the addition of new revenue sources including the interest income from commercial loan investments, on a revenue basis, none of the Company’s income property tenants individually accounted for more than 10% of consolidated revenues during the years ended December 31, 2017, 2016, or 2015.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU 2014-09, which amends its guidance on the recognition and reporting of revenue from contracts with customers. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The Company completed its evaluation of the provisions during the three months ended September 30, 2017 and has determined there will be no material impact on the Company’s revenue recognition within the consolidated financial statements. All required disclosures relating to ASU 2014-09 will be implemented as required by the standard. The Company adopted ASU 2014-09 effective January 1, 2018 utilizing the modified retrospective method.

In January 2016, the FASB issued ASU 2016-01, relating to the recognition and measurement of financial assets and financial liabilities. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2016-01 effective January 1, 2018 and has determined there will be no material impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, which clarifies the appropriate classification of certain cash receipts and payments in the statement of cash flows. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2016-15 effective January 1, 2018 and has determined there will be no material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, which addresses diversity in the classification and presentation of changes in restricted cash in the statement of cash flows as operating, investing, or financing activities. The Company is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its consolidated statements of cash flows. The Company adopted ASU 2016-18 effective January 1, 2018 and will classify the changes in restricted cash between operating, investing, and financing in the consolidated statements of cash flows as applicable per the new guidance.

In February 2018, the FASB issued ASU 2018-02, which amends the guidance allowing for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this update are effective for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its consolidated financial statements.

NOTE 2.       INCOME PROPERTIES

2017 Activity. During the year ended December 31, 2017, the Company acquired four single-tenant income properties and two multi-tenant income properties, for an aggregate purchase price of approximately $79.8 million, or an aggregate acquisition cost of approximately $80.6 million including capitalized acquisition costs. Based on independent third-party purchase price allocation valuations, of  the total acquisition cost, approximately $28.0 million was allocated to land, approximately $45.2 million was allocated to buildings and improvements, approximately $9.3 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees and above market lease value, and approximately $1.9 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was approximately 8.9 years at acquisition. The properties acquired during the year ended December 31, 2017 are described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Property Acres	Purchase Price	Percentage Leased	Remaining Lease Term (in years)
Staples, Inc. (an affiliate of)	Single-Tenant	Sarasota, Florida	01/27/17	18,120	1.2	$4,075,000	100%	5.0
Grocery-Anchored Shopping Center (Westcliff)	Multi-Tenant	Fort Worth, Texas	03/01/17	136,185	10.3	15,000,000	96%	4.1
JoAnn Stores, Inc.	Single-Tenant	Saugus, Massachusetts	04/06/17	22,500	2.6	6,315,000	100%	11.8
LA Fitness Multi-Tenant Retail Building	Single-Tenant Multi-Tenant	Brandon, Florida	04/28/17	45,000 6,715	5.3	14,650,000	100%	13.9
Wells Fargo Bank, N.A.	Single-Tenant	Hillsboro, Oregon	10/27/17	211,863	18.9	39,750,000	100%	8.2
				440,383		$79,790,000		8.9

No income properties were disposed of during the year ended December 31, 2017.

On April 7, 2017, rent commenced on the 15-year lease with 24 Hour Fitness, the anchor tenant at The Grove at Winter Park located in Winter Park, Florida. The lease is for approximately 40,000 square feet, or 36% of the 112,000 square foot multi-tenant retail center. As of December 31, 2017, the multi-tenant retail center was approximately 63% leased with eleven different tenants including 24 Hour Fitness.

2016 Activity. During the year ended December 31, 2016, the Company acquired ten income properties, seven single-tenant and three multi-tenant, at an aggregate purchase price of approximately $86.7 million. Based on independent third-party purchase price allocation valuations, of the total acquisition cost, approximately $40.4 million was allocated to land, approximately $27.4 million was allocated to buildings and improvements, approximately $20.0 million was allocated to intangible assets pertaining to the in-place lease value and above-market lease value, and approximately $1.1 million was allocated to intangible liabilities pertaining to the below-market lease value. The weighted average amortization period for the intangible assets and liabilities was approximately 14.3 years at the time of acquisition. Nineteen income properties were disposed of during the year ended December 31, 2016 for an aggregate sales price of approximately $74.3 million. Aggregate gains on 2016 dispositions were approximately $12.8 million, while impairments on disposals were approximately $1.2 million.

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

NOTE 3.       COMMERCIAL LOAN INVESTMENTS

Our investments in commercial loans or similar structured finance investments, such as mezzanine loans or other subordinated debt, have been and are expected to continue to be secured by commercial or residential real estate or the borrower’s pledge of its ownership interest in the entity that owns the real estate. The first mortgage loans we invest in or originate are generally for commercial real estate located in the United States and its territories, and are current or performing with either a fixed or floating rate. Some of these loans may be syndicated in either a pari-passu or senior/subordinated structure. Commercial first mortgage loans generally provide for a higher recovery rate due to their senior position in the underlying collateral. Commercial mezzanine loans are typically secured by a pledge of the borrower’s equity ownership in the underlying commercial real estate. Unlike a mortgage, a mezzanine loan is not secured by a lien on the property. An investor’s rights in a mezzanine loan are usually governed by an intercreditor agreement that provides holders with the rights to cure defaults and exercise control on certain decisions of any senior debt secured by the same commercial property.

On July 31, 2017, the Company originated a $3.0 million first mortgage loan secured by a parcel of beachfront land in the City of Daytona Beach Shores, Florida which the borrower intends to develop as a residential condominium (the “Beach Loan”). The Beach Loan matures on August 1, 2018, includes a one-year extension option, bears a fixed interest rate of 11.00%, and requires payments of interest only prior to maturity. At closing, a loan origination fee of $60,000 was received by the Company. Should the borrower seek to obtain financing for the development of the project, the Beach Loan would likely be paid off in connection with that financing.

On October 23, 2017, the Company sold its two commercial loan investments secured by hotel properties in Atlanta, Georgia and Dallas, Texas. The Company sold these investments at a premium to par for proceeds of approximately $15.1 million on an aggregate principal value of $15.0 million. The Company utilized these proceeds to pay down the Credit Facility (hereinafter defined).

As of December 31, 2017, the Company owned two performing commercial loan investments which have an aggregate outstanding principal balance of approximately $12.0 million. These loans are secured by real estate, or the borrower’s equity interest in real estate, located in Daytona Beach Shores, Florida and Sarasota, Florida and have an average remaining maturity of approximately 0.5 years and a weighted average interest rate of 9.5%.

The Company’s commercial loan investment portfolio was comprised of the following at December 31, 2017:

	Date of	Maturity	Original Face	Current Face	Carrying
Description	Investment	Date	Amount	Amount	Value	Coupon Rate
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2018	$8,960,467	$8,960,467	$8,960,467	30 ‑day LIBOR plus 7.50%
First Mortgage – Land Parcel, Daytona Beach, FL	July 2017	July 2018	3,000,000	3,000,000	2,965,232	11.00%
Total			$11,960,467	$11,960,467	$11,925,699

The carrying value of the commercial loan investment as of December 31, 2017 consisted of the following:

Total
Current Face Amount	$11,960,467
Unamortized Fees	—
Unaccreted Origination Fees	(34,768)
Total Commercial Loan Investments	$11,925,699

No commercial loan investments were classified as held for sale as of December 31, 2017.

The Company’s commercial loan investment portfolio was comprised of the following at December 31, 2016:

	Date of	Maturity	Original Face	Current Face	Carrying
Description	Investment	Date	Amount	Amount	Value	Coupon Rate
Mezz – Hotel – Atlanta, GA	January 2014	February 2019	$5,000,000	$5,000,000	$5,000,000	12.00%
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2017	8,960,467	8,960,467	8,960,467	30 day LIBOR plus 7.50%
Mezz – Hotel, Dallas, TX	September 2014	September 2017	10,000,000	10,000,000	10,000,000	30 day LIBOR plus 7.25%
Total			$23,960,467	$23,960,467	$23,960,467

The carrying value of the commercial loan investment portfolio as of December 31, 2016 was equal to the face amount. No commercial loan investments were classified as held for sale as of December 31, 2016.

NOTE 4.       LAND AND DEVELOPMENT COSTS AND SUBSURFACE INTERESTS

As of December 31, 2017, the Company owned approximately 8,100 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Currently, the majority of this land is used for agricultural purposes. As of February 28, 2018, approximately 75% of this acreage, or approximately 6,042 acres, is under contract to be sold. Approximately 1,100 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 7,000 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,100 acres, primarily an 850-acre parcel and three smaller parcels, which are located further west of Interstate 95 and a few miles north of Interstate 4 that is generally well suited for industrial purposes.

Land and development costs at December 31, 2017 and 2016, are summarized as follows:

	December 31,
	2017	2016
Land and Development Costs	$32,625,857	$39,681,558
Land, Timber, and Subsurface Interests	6,851,840	12,273,720
Total Land and Development Costs	$39,477,697	$51,955,278

Real estate operations revenue consisted of the following for the years ended December 31, 2017, 2016, and 2015, respectively:

	2017	2016	2015
Revenue Description	($000's)	($000's)	($000's)
Land Sales Revenue	$45,472	$11,871	$4,276
Tomoka Town Center - Percentage of Completion Revenue	—	17,490	8,128
Revenue from Reimbursement of Infrastructure Costs	1,860	4,500	—
Impact Fee and Mitigation Credit Sales	2,126	2,220	463
Subsurface Revenue	3,048	1,802	3,003
Fill Dirt and Other Revenue	17	261	73
Total Real Estate Operations Revenue	$52,523	$38,144	$15,943

Tomoka Town Center. The Tomoka Town Center consists of approximately 235 acres of which approximately 180 acres are developable. During 2015 and 2016, land sales with a gross sales price totaling approximately $21.4 million within the Tomoka Town Center consisted of sales of approximately 99 acres to Tanger Outlets, Sam’s Club, and North American Development Group (“NADG”) (the “Tomoka Town Center Sales Agreements”). The Company performed certain infrastructure work, beginning in the fourth quarter of 2015 through completion in the fourth quarter of 2016, which required the sales price on the Tomoka Town Center Sales Agreements to be recognized on the percentage-of-completion basis. As the infrastructure work was completed in the fourth quarter of 2016, all revenue related to the Tomoka Town Center Sales Agreements had been recognized as of December 31, 2016. The timing of the remaining reimbursements for the cost of the infrastructure work which totals approximately $2.2 million is more fully described in Note 9, “Other Assets.”

Tanger Outlets completed its approximately 350,000 square foot outlet mall in November 2016. As of December 31, 2017, NADG has begun construction on its approximately 400,000 square foot retail power center.

During the second quarter of 2017, the Company completed the sale of approximately 19 acres to NADG (the “Third NADG Land Sale”). During the fourth quarter of 2017, the Company completed the sale of approximately 27 acres to NADG (the “Fourth NADG Land Sale”). The remaining developable acreage of approximately 35 acres is currently under contract with NADG as described in the land pipeline in Note 18, “Commitment and Contingencies.”

Land Sales. During the year ended December 31, 2017, a total of approximately 1,701 acres were sold for approximately $47.0 million as described below:

					Gross Sales		Gain
			Date of	No. of	Price (1)	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Minto Communities, LLC	West of I-95	02/10/17	1,581.0	$27,151	$17,000	$20,041
2	Commercial	East of I-95	03/22/17	6.4	1,556	245,000	11
3	Commercial	East of I-95	04/05/17	27.5	3,218	117,000	2,955
4	Commercial	East of I-95	04/13/17	4.5	1,235	274,000	13
5	Commercial	West of I-95	04/25/17	30.0	2,938	98,000	627
6	Third NADG Land Sale	East of I-95	06/27/17	19.4	4,422	228,000	3,263
7	Commercial	West of I-95	10/13/17	5.1	275	54,000	239
8	Fourth NADG Land Sale	East of I-95	12/29/17	27.0	6,216	230,000	4,609
				1,700.9	$47,011	$28,000	$31,758

(1)The Gross Sales Price of land sales during 2017 of approximately $47.0 million above includes the infrastructure reimbursement payments received in the amount of approximately $955,000 for the Third NADG Land Sale and approximately $584,000 for the Fourth NADG Land Sale. Additionally, during 2017, approximately $321,000 was received from Minto Communities, LLC as an infrastructure reimbursement for improvements to the I-95 off ramp, which is not included in the gross sales price in the table above.

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

(1)Land Sales Revenue for 2016 is equal to the Gross Sales Price of land sales during 2016 of approximately $13.8 million above, less the $2.0 million sales price for the NADG – OutParcel, plus approximately $112,000 of incentives earned and received during 2016 related to the Distribution Center sale which closed during 2014.

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

(1)Land Sales Revenue for 2015 is equal to the Gross Sales Price of land sales during 2015 of approximately $22.5 million above, less the aggregate $19.4 million sales price for the Tomoka Town Center Sales (Tanger, Sam’s Club, and NADG – First Parcel), plus approximately $1.03 million of incentives received and earned during 2015 related to the Distribution Center sale which closed during 2014, plus approximately $87,000 of percentage-of-completion revenue earned during 2015 for the Distribution Center Sale which closed during 2014.

Pipeline. For a description of our land which is currently under contract, see the land pipeline in Note 18, “Commitment and Contingencies.”

Land Impairments. As more fully described in Note 8, "Impairment of Long-Lived Assets," during the years ended December 31, 2017 and 2015 the Company did not recognize any impairments on its undeveloped land holdings.  During the year ended December 31, 2016, impairment charges totaled approximately $1.0 million on the Company’s undeveloped land.

Beachfront Development. During the year ended December 31, 2015, the Company acquired, through a real estate venture with an unaffiliated third party institutional investor, an interest in approximately six acres of vacant beachfront property located in Daytona Beach, Florida. The property was acquired for approximately $11.3 million, of which the Company contributed approximately $5.7 million. As of December 31, 2015, the real estate venture was fully consolidated as the Company determined that it was the primary beneficiary of the variable interest entity (“VIE”). On November 17, 2016, the Company acquired the unaffiliated third party’s 50% interest for approximately $4.8 million, a discount of approximately $879,000. The discount was recorded through equity on the consolidated balance sheet during the year ended December 31, 2016. The Company evaluated its interest in the six-acre vacant beachfront property for impairment and determined that no impairment was necessary as of December 31, 2016. As the Company owns the entire real estate venture as of December 31, 2017, there is no longer a consolidated VIE.

The cost basis of the six-acre vacant beachfront property asset totaled approximately $11.7 million as of December 31, 2017, which includes costs for entitlement. The beachfront property received approval of the rezoning and entitlement of the site to allow for the development of two restaurants and also for the future potential development of up to approximately 1.2 million square feet of vertical density. In the first quarter of 2017, the Company executed a 15-year lease agreement with the operator of LandShark Bar & Grill (“LandShark”), which provided for the development by the Company of an approximately 6,264 square foot restaurant property on the parcel. The annual rent under the LandShark lease is based on a percentage of the tenant’s net operating income (“NOI”) until the Company has received its investment basis in the property and thereafter, the Company will receive a lower percentage of the tenant’s NOI during the remaining lease term. In the second quarter of 2017, the Company executed a 15-year lease agreement with Cocina 214 Restaurant & Bar (“Cocina 214”), for the second restaurant property to be developed on the parcel. The annual rent under the Cocina 214 lease is equal to the greater of $360,000 per year or a certain percentage of gross sales. The lease also provides for additional percentage rent upon the achievement of certain gross sales thresholds. The Company completed the design phase and commenced construction on the two single-tenant restaurants during the third quarter of 2017. As of December 31, 2017, the Company has incurred approximately $5.9 million of design and construction costs. See Note 18, “Commitment and Contingencies” for the total expected cost to be incurred for the development of the site and both restaurant properties. The development of the two restaurant properties was completed in time for the tenants to commence operations during January of 2018. Accordingly, during the first quarter of 2018, the total investment in the beach parcel and the construction costs of the two single-tenant properties will be classified as Income Properties, Land, Building, and Improvements, within the Property, Plant, and Equipment classification on the Company’s consolidated balance sheets.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $402,000 and mitigation credits with a cost basis of approximately $723,000, for a combined total of approximately $1.1 million as of December 31, 2017. During the year ended December 31, 2017, the Company sold mitigation credits for approximately $1.6 million, for a gain of approximately $1.3 million, or $0.15 per share, after tax. Additionally, the Company recorded the transfer of mitigation credits with a cost basis of approximately $298,000 as a charge to direct cost of revenues of real estate operations during the year ended December 31, 2017, as more fully described in Note 18, “Commitments and Contingencies.” During the years ended December 31, 2017 and 2016, the Company received cash payments of approximately $519,000 and $2.2 million, respectively, for impact fees with a cost basis that was generally of equal value.

Subsurface Interests. As of December 31, 2017, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 462,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

During the year ended December 31, 2017, the Company sold approximately 38,750 acres of subsurface interests in Osceola County, Florida for approximately $2.1 million (the "Osceola Subsurface Sale"). The gain from the Osceola Subsurface Sale totaled approximately $2.08 million, or $0.23 per share, after tax. The Company expects to utilize the proceeds from this sale to acquire an income property through the 1031 like-kind exchange structure.

During 2011, an eight-year oil exploration lease was executed covering a portion of our Subsurface Interests. On September 20, 2017, the Company amended the oil exploration lease to, among other things, extend the expiration of the original term for five additional years to the new expiration date of September 22, 2024. The lease is effectively thirteen one-year terms as the lessee has the option to terminate the lease at the end of each lease year. The lessee has exercised renewal options through lease year seven ending September 22, 2018. The terms of the lease state that the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years eight through thirteen. The lease calls for annual lease payments which are recognized as revenue ratably over the respective twelve-month lease periods. In addition, non-refundable drilling penalty payments are made as required by the drilling requirements in the lease which are recognized as revenue when received.

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

(1)

Generally, cash payment for the Lease Payment and Drilling Penalty is received on or before the first day of the lease year. The Drilling Penalty, which is due within thirty days from the end of the prior lease year, is recorded as revenue when received, while the Lease Payment is recognized on a straight-line basis over the respective lease term. Pursuant to the amendment for the Year 7 renewal, the Lease Payment and Drilling Penalty were both received on October 11, 2017. See separate disclosure of revenue recognized per period below.

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For the years December 31, 2017, 2016, and 2015, lease income of approximately $807,000, $1.1 million, and $1.7 million was recognized, respectively. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2018 or, if extended, the terms or conditions of such extension.

During the years ended December 31, 2017, 2016, and 2015, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Production volume from these oil wells was 60,287 in 2017, 50,441 barrels in 2016, and 62,745 barrels in 2015, resulting in revenues received from oil royalties of approximately $86,000, $50,000 and $68,000, respectively.

The Company is not prohibited from selling any or all of its Subsurface Interests. The Company may release surface entry rights or other rights upon request of a surface owner for a negotiated release fee typically based on a percentage of the surface value. Should the Company complete a transaction to sell all or a portion of its Subsurface Interests or complete a release transaction, the Company may utilize the like-kind exchange structure in acquiring one or more replacement investments including income-producing properties. There were no releases of surface entry rights during the year ended December 31, 2017. Cash payments for the release of surface entry rights totaled approximately $493,000 and $995,000 during the years ended December 31, 2016 and 2015, respectively, which is included in revenue from real estate operations. During 2015, in conjunction with the release of the Company’s surface entry rights related to approximately 1,400 acres in Lee County, Florida, for a cash payment of approximately $920,000, the Company also received the 50% interest in the subsurface rights of those acres, which the Company did not previously own, for a fair value of approximately $68,000, which is also included in revenue from real estate operations.

In addition, the Company generated revenue of approximately $250,000 and $73,000 during the years ended December 31, 2016 and 2015, respectively, from fill dirt excavation agreements, with no such revenue generated during the year ended December 31, 2017.

NOTE 5.       INVESTMENT SECURITIES

During the year ended December 31, 2016, the Company completed the disposition of its remaining position in investment securities, including common stock and debt securities of a publicly traded real estate company, with a total basis of approximately $6.8 million, resulting in net proceeds of approximately $6.3 million, or a loss of approximately $576,000.

The Company had no remaining available-for-sale securities as of December 31, 2017 or 2016.

The following is a table reflecting the gains and losses recognized on the sale of investment securities during the years ended December 31, 2017, 2016, and 2015:

	For the Year Ended December 31,
	2017	2016	2015
Proceeds from the Disposition of Debt Securities	$—	$827,738	$2,084,994
Cost Basis of Debt Securities Sold	—	(843,951)	(1,930,080)
Loss recognized in Statement of Operations on the Disposition of Debt Securities	—	(16,213)	154,914
Proceeds from the Disposition of Equity Securities	—	5,424,624	2,574,091
Cost Basis of Equity Securities Sold	—	(5,983,978)	(2,565,816)
Gain (Loss) recognized in Statement of Operations on the Disposition of Equity Securities	$—	$(559,354)	$8,275
Total Gain (Loss) recognized in Statement of Operations on the Disposition of Debt and Equity Securities	$—	$(575,567)	$163,189

NOTE 6.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and Cash Equivalents - Level 1	$6,559,409	$6,559,409	$7,779,562	$7,779,562
Restricted Cash - Level 1	6,508,131	6,508,131	9,855,469	9,855,469
Commercial Loan Investments - Level 2	11,925,699	12,015,628	23,960,467	24,228,242
Long-Term Debt - Level 2	195,816,364	200,000,776	166,245,201	171,111,337

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

The following table presents the fair value of assets measured on a recurring basis by Level at December 31, 2017:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2017	Assets (Level 1)	(Level 2)	(Level 3)

Cash Flow Hedge - Interest Rate Swap	$606,621	$—	$606,621	$—
Total	$606,621	$—	$606,621	$—

The following table presents the fair value of assets measured on a recurring basis by Level at December 31, 2016:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2016	Assets (Level 1)	(Level 2)	(Level 3)

Cash Flow Hedge - Interest Rate Swap	$416,590	$—	$416,590	$—
Total	$416,590	$—	$416,590	$—

No assets were measured on a non-recurring basis as of December 31, 2017. At December 31, 2016, approximately eight acres of undeveloped land under contract for sale as of December 31, 2016 were measured on a non-recurring basis using Level 3 inputs in the fair value hierarchy, which resulted in aggregate impairment charge of approximately $1.0 million as further described in Note 8, “Impairment of Long-Lived Assets.” The following table presents the fair value of those assets measured on a non-recurring basis by Level as of December 31, 2016:

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

Intangible assets and liabilities consisted of the following as of December 31, 2017 and 2016:

	As of
	December 31, 2017	December 31, 2016
Intangible Lease Assets:
Value of In-Place Leases	$36,827,226	$30,978,776
Value of Above Market In-Place Leases	2,966,322	2,905,624
Value of Intangible Leasing Costs	10,405,135	7,010,192
Sub-total Intangible Lease Assets	50,198,683	40,894,592
Accumulated Amortization	(11,440,624)	(6,168,770)
Sub-total Intangible Lease Assets—Net	38,758,059	34,725,822
Intangible Lease Liabilities (included in accrued and other liabilities):
Value of Below Market In-Place Leases	(35,312,017)	(33,370,217)
Sub-total Intangible Lease Liabilities	(35,312,017)	(33,370,217)
Accumulated Amortization	5,541,576	2,852,166
Sub-total Intangible Lease Liabilities—Net	(29,770,441)	(30,518,051)
Total Intangible Assets and Liabilities—Net	$8,987,618	$4,207,771

During the year ended December 31, 2017, the value of in-place leases increased by approximately $5.8 million, the value of above-market in-place leases increased by approximately $61,000, the value of intangible leasing costs increased by approximately $3.4 million, and the value of below-market in-place leases increased by approximately $1.9 million due to the acquisition of ten income properties, offset by the net amortization of approximately $2.6 million, for a net increase during 2017 of approximately $4.8 million.

As of December 31, 2017 and 2016, approximately $26.7 and $29.0 million, respectively, of the total below market in-place lease value is related to the Wells Fargo property located in Raleigh, North Carolina which was acquired on November 18, 2015.

The following table reflects the net amortization of intangible assets and liabilities during the years ended December 31, 2017, 2016, and 2015:

	Year Ended	Year Ended	Year Ended
	12/31/2017	12/31/2016	12/31/2015
	($000's)	($000's)	($000's)
Depreciation and Amortization Expense	$4,776	$2,696	$1,674
Increase to Income Properties Revenue	(2,194)	(2,240)	(159)
Net Amortization of Intangible Assets and Liabilities	$2,582	$456	$1,515

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows:

		Future Accretion	Net Future
	Future	to Income	Amortization of
	Amortization	Property	Intangible Assets
Year Ending December 31,	Amount	Revenue	and Liabilities
2018	$5,340,302	$(2,269,867)	$3,070,435
2019	5,311,743	(2,264,743)	3,047,000
2020	4,870,322	(2,198,014)	2,672,308
2021	3,179,886	(2,348,869)	831,017
2022	2,561,959	(2,420,029)	141,930
Thereafter	15,387,811	(16,162,883)	(775,072)
Total	$36,652,023	$(27,664,405)	$8,987,618

As of December 31, 2017, the weighted average amortization period of both the total intangible assets and liabilities was approximately 13 years.

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

There were no impairment charges during the year ended December 31, 2017.

In the second quarter of 2016, an impairment charge of approximately $942,000 was recognized on an income property in Altamonte Springs, Florida leased to PNC Bank under contract for sale as of June 30, 2016. The total impairment charge represented the anticipated loss on the sale plus estimated closing costs. This sale closed in September 2016.

In the second quarter of 2016, an impairment charge of approximately $717,000 was recognized on approximately four of the approximately six acres of undeveloped land in the City for which a contract for sale was executed during the three months ended June 30, 2016. Such acreage was repurchased in prior years by the Company and carried a higher cost basis than the remainder of the Company’s historical land holdings. The total impairment charge represented the anticipated loss on the sale of approximately $646,000 plus estimated closing costs of approximately $71,000.  This sale closed in March 2017.

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

During the first quarter of 2015, an impairment charge of approximately $510,000 was recognized on two income properties held for sale as of March 31, 2015. The total impairment charge represented the loss on the sale of approximately $277,000 plus estimated closing costs of approximately $233,000. As the actual loss on the sale was approximately $497,000, an adjustment to reduce that charge in the amount of approximately $13,000 was recognized during the three months ended June 30, 2015. This sale closed in April 2015.

NOTE 9.       OTHER ASSETS

Other assets consisted of the following:

	As of
	December 31, 2017	December 31, 2016
Income Property Tenant Receivables	$895,476	$125,383
Income Property Straight-line Rent Adjustment	2,517,195	1,773,946
Income Property Lease Incentive	2,696,678	—
Interest Receivable from Commercial Loan Investments	38,078	72,418
Cash Flow Hedge - Interest Rate Swap	606,621	416,590
Infrastructure Reimbursement Receivables	2,213,305	3,844,236
Golf Operations Receivables	349,220	325,510
Deferred Deal Costs	480,257	745,878
Prepaid Expenses, Deposits, and Other	3,174,299	2,165,127
Total Other Assets	$12,971,129	$9,469,088

As of December 31, 2017, the Infrastructure Reimbursement Receivables were all related to the Tomoka Town Center land sales and consisted of approximately $1,575,000 due from Tanger for infrastructure reimbursement to be repaid in nine remaining annual installments of $175,000, net of a discount of approximately $172,000, and approximately $880,000 due from Sam’s Club for infrastructure reimbursement to be repaid in eight remaining annual installments of $110,000, net of a discount of approximately $75,000.

As of December 31, 2017, the Income Property Lease Incentive of approximately $2.7 million relates to a tenant improvement allowance provided to Hilton Grand Vacations in conjunction with the extension of their leases of two buildings from November 30, 2021 to November 30, 2026 which will be recognized as an offset to rental revenue over the remaining term of the leases.

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

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Income Available to Common Shareholders:
Net Income Attributable to Consolidated-Tomoka Land Co.	$41,719,424	$16,251,248	$8,347,166
Weighted Average Shares Outstanding	5,538,859	5,680,165	5,804,655
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	40,933	13,697	25,423
Total Shares Applicable to Diluted Earnings Per Share	5,579,792	5,693,862	5,830,078

Per Share Information:
Basic
Net Income Attributable to Consolidated-Tomoka Land Co.	$7.53	$2.86	$1.44

Diluted
Net Income Attributable to Consolidated-Tomoka Land Co.	$7.48	$2.85	$1.43

In addition to the dilutive securities presented above, the effect of 57,750,  85,500,  and 60,200 potentially dilutive securities were not included for the years ended December 31, 2017, 2016, and 2015, respectively, as the effect would be antidilutive.

The Company intends to settle its 4.50% Convertible Senior Notes due 2020 in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Notes have no impact on diluted net income per share until the price of our common stock exceeds the current conversion price of $68.72. The average price of our common stock during the year ended December 31, 2017 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

NOTE 11.       TREASURY STOCK

In the fourth quarter of 2015, the Company announced a $10 million stock repurchase program (the “$10 Million Repurchase Program”). As of March 29, 2017, the $10 Million Repurchase Program had been completed. In the first quarter of 2017, the Company announced a new $10 million stock repurchase program (the “New $10 Million Repurchase Program”) under which approximately $4.6 million of the Company’s common stock had been repurchased as of December 31, 2017. In the aggregate, during the year ended December 31, 2017, under both programs, the Company repurchased 135,329 shares of its common stock on the open market for a total cost of approximately $7.2 million, or an average price per share of $53.27, and placed those shares in treasury.

NOTE 12.       LONG-TERM DEBT

As of December 31, 2017, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility	$70,000,000	September 2021	30 ‑day LIBOR plus 1.50% -2.20%
Mortgage Note Payable (originated with Wells Fargo) (1)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (2)	25,000,000	April 2021	30 ‑day LIBOR plus 1.90%
4.50% Convertible Senior Notes due 2020, net of discount	75,000,000	March 2020	4.500%
Total Long-Term Face Value Debt	$200,000,000

(1)Secured by the Company’s interest in six income properties. The mortgage loan carries a fixed rate of 4.33% per annum during the first ten years of the term, and requires payments of interest only during the first ten years of the loan. After the tenth anniversary of the effective date of the loan, the cash flows, as defined in the related loan agreement, generated by the underlying six income properties must be used to pay down the principal balance of the loan until paid off or until the loan matures. The loan is fully pre-payable after the tenth anniversary of the effective date of the loan.

(2)Secured by the Company’s income property leased to Wells Fargo located in Raleigh, North Carolina. The mortgage loan has a 5-year term with two years interest only, and interest and a 25-year amortization for the balance of the term. The mortgage loan bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%.  The mortgage loan can be prepaid at any time subject to the termination of the interest rate swap.

Credit Facility. The Company’s revolving credit facility (the “Credit Facility”), with Bank of Montreal (“BMO”) serving as the administrative agent for the lenders thereunder, is unsecured with regard to our income property portfolio but is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Wells Fargo and Branch Banking & Trust Company. On September 7, 2017, the Company executed the second amendment and restatement of the Credit Facility (the “Revolver Amendment”). Pursuant to the Revolver Amendment, the Credit Facility matures on September 7, 2021,  with the ability to extend the term for 1 year.

As a result of the Revolver Amendment, the Credit Facility has a total borrowing capacity of $100.0 million, with the ability to increase that capacity up to $150.0 million during the term. The Credit Facility provides the lenders with a security interest in the equity of the Company subsidiaries that own the properties included in the borrowing base. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 150 basis points to the 30-day LIBOR plus 220 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the Credit Facility. The Credit Facility also accrues a fee of 15 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity.

At December 31, 2017, the current commitment level under the Credit Facility was $100.0 million. The available borrowing capacity under the Credit Facility was approximately $30.0 million, based on the level of borrowing base assets. As of December 31, 2017, the Credit Facility had a $70.0 million balance. See Note 21, “Subsequent Events” for a description of increase in in the commitment level subsequent to December 31, 2017.

The Credit Facility is subject to customary restrictive covenants including, but not limited to, limitations on the Company’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. In addition, the Company is subject to various financial maintenance covenants including, but not limited to, a maximum indebtedness ratio, a maximum secured indebtedness ratio, and a minimum fixed charge coverage ratio. The Credit Facility also contains affirmative covenants and events of default including, but not limited to, a cross default to the Company’s other indebtedness and upon the occurrence of a change in control. The Company’s failure to comply with these covenants or the occurrence of an event of default could result in acceleration of the Company’s debt and other financial obligations under the Credit Facility.

Mortgage Notes Payable. In addition to the Credit Facility, the Company has certain other borrowings, as noted in the table above, all of which are non-recourse. The Mortgage Note Payable originated with UBS Real Estate Securities, Inc. for $7.3 million was repaid during the year ended December 31, 2017.

Convertible Debt. The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes (the “Notes”) will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. Since July of 2016, when the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend, the conversion rate has been adjusted with each successive quarterly dividend and is currently, after the fourth quarter 2017 dividend, equal to 14.5515 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.72 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Convertible Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Convertible Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the Convertible Notes prior to the stated maturity date and no sinking fund is provided for the Convertible Notes. The Convertible Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Convertible Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Convertible Notes. As of December 31, 2017, the unamortized debt discount of our Convertible Notes was approximately $2.9 million.

Long-term debt consisted of the following:

	December 31, 2017		December 31, 2016
		Due Within		Due Within
	Total	One Year	Total	One Year
Credit Facility	$70,000,000	$—	$34,300,000	$—
Mortgage Note Payable (originated with UBS)	—	—	7,300,000	—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—	30,000,000	—
Mortgage Note Payable (originated with Wells Fargo)	25,000,000	—	25,000,000	—
4.50% Convertible Senior Notes due 2020, net of discount	72,075,295	—	70,880,581	—
Loan Costs, net of accumulated amortization	(1,258,931)	—	(1,235,380)	—
Total Long-Term Debt	$195,816,364	$—	$166,245,201	$—

Payments applicable to reduction of principal amounts will be required as follows:

Year Ending December 31,	Amount
2018	$—
2019	—
2020	75,000,000
2021	95,000,000
2022	—
Thereafter	30,000,000
Total Long-Term Debt - Face Value	$200,000,000

The carrying value of long-term debt as of December 31, 2017 consisted of the following:

Total
Current Face Amount	$200,000,000
Unamortized Discount on Convertible Debt	(2,924,705)
Loan Costs, net of accumulated amortization	(1,258,931)
Total Long-Term Debt	$195,816,364

The following table reflects a summary of interest expense incurred and paid during the years ended December 2017, 2016, and 2015:

	Year Ended	Year Ended		Year Ended
	12/31/2017	12/31/2016		12/31/2015
	($000's)	($000's)		($000's)
Interest Expense	$7,034	$6,804		$5,703
Amortization of Loan Costs	509	828	(1)	365
Amortization of Discount on Convertible Notes	1,195	1,121		852
Capitalized Interest	(215)	—		—
Total Interest Expense	$8,523	$8,753		$6,920

Total Interest Paid	$7,060	$6,779		$4,705

The Company was in compliance with all of its debt covenants as of December 31, 2017 and 2016.

NOTE 13.       INTEREST RATE SWAP

During April 2016, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the $25.0 million mortgage note payable as discussed in Note 12, “Long-Term Debt.” During the years ended December 31, 2017 and 2016, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income. As of December 31, 2017 and 2016, the fair value of our interest rate swap agreement, which was a gain of approximately $607,000 and $417,000, respectively, was included in other assets on the consolidated balance sheets. The interest rate swap was effective on April 7, 2016 and matures on April 7, 2021. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $25.0 million to a rate of 3.17%.

NOTE 14.       ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	December 31, 2017	December 31, 2016
Golf Course Lease	$—	$2,226,527
Golf $1 Round Surcharge	700,000	—
Accrued Property Taxes	66,909	28,973
Reserve for Tenant Improvements	3,302,831	398,621
Accrued Construction Costs	1,360,950	856,947
Accrued Interest	1,194,681	1,220,990
Environmental Reserve and Restoration Cost Accrual	866,936	1,505,757
Other	2,668,219	2,430,082
Total Accrued and Other Liabilities	$10,160,526	$8,667,897

Golf Course Lease. In July 2012, the Company entered into an agreement with the City to, among other things, amend the lease payments under its golf course lease (the “Lease Amendment”). Under the Lease Amendment, the base rent payment, which was scheduled to increase from $250,000 to $500,000 as of September 1, 2012, remained at $250,000 for the remainder of the lease term and any extensions would have been subject to an annual rate increase of 1.75% beginning September 1, 2013. On January 24, 2017, the Company acquired the approximately 690 acres of land and improvements comprising the golf courses, previously leased from the City, for approximately $1.5 million (the “Golf Course Land Purchase”). In conjunction with the Golf Course Land Purchase, the lease between the Company and the City was terminated. Therefore, during the first quarter of 2017, the Company eliminated the remaining accrued liability of approximately $2.2 million, resulting in the recognition of approximately $0.40 per share in non-cash earnings, or $0.24 per share after tax, which comprises the land lease termination in the consolidated statements of operations. The balance as of December 31, 2016 of approximately $2.2 million consisted of approximately $1.7 million which reflected the acceleration of the remaining amount of accrued rent that was no longer owed to the City as a result of the Lease Amendment, which prior to the Golf Course Land Purchase was being recognized into income over the remaining lease term which was originally to expire in 2022. The remaining approximately $500,000 reflected the amount of rent accrued pursuant to the lease, as amended, which is no longer owed to the City due to the lease termination on January 24, 2017.

Golf $1 Round Surcharge. In connection with the Golf Course Land Purchase,  each year the Company is obligated to pay the City additional consideration in the amount of an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and has been recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompany consolidated balance sheets as of December 31, 2017. The first annual payment of $70,000 was made in January 2018 leaving a remaining commitment of $630,000 as of the date of this report.

Reserve for Tenant Improvements. In connection with the acquisition on April 22, 2014 of the property in Katy, Texas leased to Lowe’s, the Company was credited approximately $651,000 at closing for certain required tenant improvements, some of which were not required to be completed until December 2016. Through December 31, 2016, approximately $100,000 of these tenant improvements had been completed and funded, leaving approximately $551,000 remaining to be funded. The remaining commitment as of December 31, 2016, totaled approximately $381,000, which was equal to the amount of the final reimbursement request the Company received from Lowe’s and was paid during the year ended December 31, 2017, leaving no remaining commitment related to the Lowe’s property.

In connection with the acquisition on April 28, 2017 of the property in Tampa, Florida leased to LA Fitness, the Company was credited approximately $400,000 at closing for certain tenant improvements. As of December 31, 2017, no amounts have been completed and funded related to the LA Fitness property. Additionally, the Company is obligated to fund the Income Property Lease Incentive to Hilton Grand Vacations, as described in Note 9, “Other Assets” in the amount of approximately $2.7 million as of December 31, 2017. The approximately $2.7 million Income Property Lease Incentive payment was made during January 2018. These two items comprise the majority of the approximately $3.3 million reserve for tenant improvements as of December 31, 2017.

Environmental Reserve. During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to be between approximately $500,000 and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $500,000 accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. During the fourth quarter of 2017, the Company made an additional accrual of approximately $51,000 for the second year of monitoring as the low end of the original range of estimated costs was increased for the amount of monitoring now expected. Since the total accrual of approximately $661,000 was made, approximately $502,000 in costs have been incurred through December 31, 2017, leaving a remaining accrual of approximately $159,000.

Restoration Accrual. As part of the resolution of a regulatory matter pertaining to the Company’s prior agricultural activities on certain of the Company’s land located in Daytona Beach, Florida, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible wetlands restoration costs for approximately 148.4 acres within such land, and such estimated costs were included on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. The final proposal for restoration work was received during the second quarter of 2016 which totaled approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was recorded during the second quarter of 2016. The Company funded approximately $1.3 million of the total $2.0 million of estimated costs through the period ended December 31, 2017, leaving a remaining accrual of approximately $708,000. This matter is more fully described in Note 18, “Commitments and Contingencies.”

NOTE 15.       DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	December 31, 2017	December 31, 2016
Deferred Oil Exploration Lease Revenue	$585,675	$585,674
Prepaid Rent	1,126,408	1,068,972
Other Deferred Revenue	318,376	337,020
Total Deferred Revenue	$2,030,459	$1,991,666

On September 20, 2016, the Company received an approximate $807,000 rent payment for the sixth year of the Company’s thirteen-year oil exploration lease, which was recognized ratably over the twelve-month lease period ending in September 2017. On October 11, 2017, the Company received an approximate $807,000 rent payment for the seventh year of the Company’s thirteen-year oil exploration lease, which is being recognized ratably over the twelve-month lease period ending in September 2018. The oil exploration lease is more fully described in Note 4 “Land and Subsurface Interests.”

NOTE 16.       STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity and liability classified stock compensation during the year ended December 31, 2017, is presented below:

	Shares		Vested /			Shares
	Outstanding	Granted	Exercised	Expired	Forfeited	Outstanding
Type of Award	at 1/1/2017	Shares	Shares	Shares	Shares	at 12/31/2017
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	—	12,635	—	—	—	12,635
Equity Classified - Market Condition Restricted Shares - Stock Price Vesting	69,500	—	(7,750)	(32,000)	—	29,750
Equity Classified - Three Year Vest Restricted Shares	37,504	17,451	(17,298)	—	(267)	37,390
Equity Classified - Non-Qualified Stock Option Awards	113,500	—	(23,500)	—	—	90,000
Liability Classified - Stock Options and Stock Appreciation Rights	11,000	—	(6,000)	(5,000)	—	—
Total Shares	231,504	30,086	(54,548)	(37,000)	(267)	169,775

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

On February 3, 2017, the Company awarded 12,635 Performance Shares to certain employees under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). The Performance Shares awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of Performance Shares awarded. The number of shares of common stock to be issued upon vesting will be determined based on the calculation of the Company’s total shareholder return compared to the total shareholder return of the peer group of companies, established at the grant date, during a three-year performance period commencing on January 1, 2017 and ending on December 31, 2019.

The Company used a Monte Carlo simulation pricing model to determine the fair value of its awards that are based on market conditions. The determination of the fair value of market condition-based awards is affected by the Company’s stock price as well as assumptions regarding a number of other variables. These variables include expected stock price volatility over the three-year performance period, the relative performance of the Company’s stock price and shareholder return compared to the companies in the peer group, annual dividends paid by the Company, and a risk-free interest rate assumption. Compensation cost is recognized regardless of the achievement of the market conditions, provided the requisite service period is met.

A summary of activity during the years ended December 31, 2017, 2016, and 2015 is presented below:

Wtd. Avg.
Performance Shares with Market Conditions	Shares	Fair Value
Outstanding at January 1, 2015	—	$—
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2015	—	$—
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2016	—	$—
Granted	12,635	55.66
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2017	12,635	$55.66

As of December 31, 2017, there was approximately $469,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to Performance Share awards, which will be recognized over a remaining weighted average period of 2.0 years.

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

A summary of activity during the years ended December 31, 2017, 2016, and 2015 is presented below:

		Wtd. Avg.
		Grant Date
Market Condition Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2015	5,067	$23.13
Granted	—	—
Vested	(2,034)	22.80
Expired	—	—
Forfeited	(633)	22.80
Outstanding at December 31, 2015	2,400	$23.42
Granted	—	—
Vested	(2,300)	23.42
Expired	—	—
Forfeited	(100)	23.42
Outstanding at December 31, 2016	—	$—
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2017	—	$—

As of December 31, 2017, there is no unrecognized compensation as there are no outstanding shares remaining.

Market Condition Restricted Shares– Stock Price Vesting

“Inducement” grants of 96,000 and 17,000 shares of restricted Company common stock were awarded to Mr. Albright and Mr. Patten, in 2011 and 2012, respectively. Mr. Albright’s restricted shares were granted outside of the 2010 Plan while Mr. Patten’s restricted shares were awarded under the 2010 Plan. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of Mr. Albright’s restricted stock award under this award. The restricted shares will vest in six increments based upon the price per share of the Company’s common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of December 31, 2017, four increments of Mr. Albright’s grants had vested.  On August 1, 2017, the remaining 32,000 unvested “inducement” grant restricted shares, for the $60 and $65 price increments, awarded to Mr. Albright expired without vesting. As of December 31, 2017, the first five increments of Mr. Patten’s grants had vested.

Additional grants of 2,500 and 3,000 shares of restricted Company common stock were awarded to Mr. Smith and Steven R. Greathouse, the Company’s Sr. Vice President of Investments, under the 2010 Plan, during the fourth quarter of 2014 and the first quarter of 2015, respectively. The restricted stock will vest in two increments based upon the price per share of Company common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices of $60 per share and $65 per share for the two increments. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares will be forfeited. As of December 31, 2017, the first increment of Mr. Smith’s and Mr. Greathouse’s grants had vested.

A grant of 94,000 shares of restricted Company common stock was awarded to Mr. Albright under the 2010 Plan during the second quarter of 2015. As more fully described at the end of this Note 16, “Stock-Based Compensation,” on February 26, 2016, 72,000 of these shares were surrendered, of which 4,000 were re-granted on February 26, 2016 with identical terms of the surrendered restricted stock  (68,000 of the shares having been permanently surrendered).  The 26,000 shares of restricted Company common stock outstanding from these grants will vest in four increments based upon the price per share of the Company’s common stock during the term of his employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices ranging from $60 per share for the first increment to $75 per share for the final increment. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to January 28, 2021, that increment of the restricted shares will be forfeited. As of December 31, 2017, one increment of this award had vested.

Pursuant to amendments to the employment agreements and certain restricted share award agreements entered into by the Company on February 26, 2016 and August 4, 2017, the restricted shares granted thereunder will fully vest following a change in control only if the executive’s employment is terminated without cause or if the executive resigns for good reason (as such terms are defined in the executive’s employment agreement), in each case, at any time during the 24-month period following the change in control (as defined in the executive’s employment agreement).

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

A summary of the activity for these awards during the years ended December 31, 2017, 2016, and 2015 is presented below:

		Wtd. Avg.
Market Condition Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2015	40,500	$15.55
Granted	97,000	36.85
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2015	137,500	$30.58
Granted	4,000	38.98
Vested	—	—
Expired	—	—
Forfeited	(72,000)	34.46
Outstanding at December 31, 2016	69,500	$27.03
Granted	—	—
Vested	(7,750)	34.30
Expired	(32,000)	14.08
Forfeited	—	—
Outstanding at December 31, 2017	29,750	$39.07

In connection with the permanent surrender of 68,000 shares of restricted Company common stock, approximately $1.6 million of related stock-based compensation expense was recognized during the year ended December 31, 2016 to accelerate the remaining expense pertaining the total grant date fair value of these awards.

As of December 31, 2017, there is no unrecognized compensation cost related to market condition restricted stock.

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

Effective as of August 4, 2017, the Company entered into amendments to the employment agreements and certain stock option award agreements and restricted share award agreements of certain employees including Messrs. Albright, Patten, Smith, and Greathouse, whereby such awards will fully vest following a change in control (as defined in the executive’s employment agreement) only if the executive’s employment is terminated without cause or if the executive resigns for good reason (as such terms are defined in the executive’s employment agreement), in each case, at any time during the 24-month period following the change in control.

The Company’s determination of the fair value of the three year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date, less the present value of expected dividends during the vesting period.  Compensation cost is recognized on a straight-line basis over the vesting period.

A summary of activity for these awards during the years ended December 31, 2017, 2016, and 2015, is presented below:

		Wtd. Avg.
		Fair Value
Three Year Vest Non-Vested Restricted Shares	Shares	Per Share
Outstanding at January 1, 2015	14,200	36.08
Granted	19,700	55.93
Vested	(4,734)	36.08
Expired	—	—
Forfeited	(2,266)	46.59
Outstanding at December 31, 2015	26,900	49.73
Granted	21,100	44.88
Vested	(10,363)	47.89
Expired	—	—
Forfeited	(133)	46.08
Outstanding at December 31, 2016	37,504	47.53
Granted	17,451	55.06
Vested	(17,298)	46.70
Expired	—	—
Forfeited	(267)	52.51
Outstanding at December 31, 2017	37,390	$51.39

As of December 31, 2017, there was approximately $1.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 1.7 years.

Non-Qualified Stock Option Awards

Pursuant to the Non-Qualified Stock Option Award Agreements between the Company and Messrs. Albright, Patten, and Smith, each of these Company employees was granted an option to purchase 50,000,  10,000, and 10,000 shares of Company common stock, in 2011, 2012, and 2014, respectively, under the 2010 Plan with an exercise price per share equal to the fair market value on their respective grant dates. One-third of the options vested on the first, second, and third anniversaries of their respective grant dates. The options expire on the earliest of: (a) the tenth anniversary of the grant date; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

On January 23, 2013, the Company granted options to purchase 51,000 shares of the Company’s common stock under the 2010 Plan to certain employees of the Company, including 10,000 shares to Mr. Patten, with an exercise price of $34.95.  One-third of these options vested on each of the first, second, and third anniversaries of the grant date.  As of December 31, 2017, all 51,000 of these options have been exercised, including the 10,000 shares awarded to Mr. Patten.

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

On May 20, 2015, the Company granted to Mr. Albright an option to purchase 40,000 shares of the Company’s common stock under the 2010 Plan, with an exercise price of $55.62. As more fully described at the end of this Note 16, “Stock-Based Compensation,” on February 26, 2016, this option was surrendered and an option to purchase 40,000 shares was granted on February 26, 2016 with identical terms. One-third of the options vested immediately and the remaining two-thirds vested on January 28, 2017 and January 28, 2018. The option expires on the earliest of: (a) January 28, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

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

A summary of the activity for these awards during the years ended December 31, 2017, 2016, and 2015, is presented below:

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Non-Qualified Stock Option Awards	Shares	Ex. Price	(Years)	Value
Outstanding at January 1, 2015	84,765	$34.39
Granted	70,000	56.43
Exercised	(30,155)	30.24
Expired	—	—
Forfeited	(7,760)	34.95
Outstanding at December 31, 2015	116,850	48.63
Granted	40,000	55.62
Exercised	(3,350)	34.95
Expired	—	—
Forfeited	(40,000)	55.62
Outstanding at December 31, 2016	113,500	49.03
Granted	—	—
Exercised	(23,500)	34.95
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2017	90,000	$52.71	6.98	$971,400
Exercisable at December 31, 2016	76,600	$45.94	1.87	$573,181
Exercisable at December 31, 2017	73,000	$51.94	6.88	$843,968

A summary of the non-vested options for these awards during the years ended December 31, 2017, 2016, and 2015, is presented below:

		Fair Value
		of Shares
Non-Qualified Stock Option Awards	Shares	Vested
Non-Vested at January 1, 2015	47,570
Granted	70,000
Vested	(21,550)	$783,764
Expired	—
Forfeited	(7,760)
Non-Vested at December 31, 2015	88,260
Granted	40,000
Vested	(51,360)	$2,643,088
Expired	—
Forfeited	(40,000)
Non-Vested at December 31, 2016	36,900
Granted	—
Vested	(19,900)	$1,094,066
Expired	—
Forfeited	—
Non-Vested at December 31, 2017	17,000

No options were granted during the year ended December 31, 2017. The total intrinsic value of options exercised during the year ended December 31, 2017 was approximately $451,000. As of December 31, 2017, there was approximately $78,000 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a weighted average period of 0.4 years.

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

A summary of share option activity under the 2001 Plan during the years ended December 31, 2017, 2016, and 2015 is presented below:

Stock Options

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Liability-Classified Stock Options	Shares	Ex. Price	(Years)	Value
Outstanding at January 1, 2015	35,300	62.47
Granted	—	—
Exercised	(3,300)	33.16
Expired	—	—
Forfeited	(14,000)	66.54
Outstanding at December 31, 2015	18,000	64.69
Granted	—	—
Exercised	—	—
Expired	(3,000)	67.27
Forfeited	(4,000)	64.99
Outstanding at December 31, 2016	11,000	63.87
Granted	—	—
Exercised	(6,000)	52.73
Expired	(5,000)	52.73
Forfeited	—	—
Outstanding at December 31, 2017	—	$—	—	$—
Exercisable at December 31, 2017	—	$—	—	$—

In connection with the grant of non-qualified stock options, a stock appreciation right for each share covered by the option was also granted. The stock appreciation right entitles the optionee to receive a supplemental payment, which may be paid in whole or in part in cash or in shares of common stock, equal to a portion of the spread between the exercise price and the fair market value of the underlying shares at the time of exercise. The total intrinsic value of options exercised during the year ended December 31, 2017 was approximately $316,000.  No options remain outstanding and exercisable as of December 31, 2017.

Stock Appreciation Rights

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Liability-Classified Stock Appreciation Rights	Shares	Fair Value	(Years)	Value
Outstanding at January 1, 2015	35,300	5.56
Granted	—	—
Exercised	(3,300)	12.19
Expired	—	—
Forfeited	(14,000)	4.84
Outstanding at December 31, 2015	18,000	2.64
Granted	—	—
Exercised	—	—
Expired	(3,000)	—
Forfeited	(4,000)	0.87
Outstanding at December 31, 2016	11,000	1.33
Granted	—	—
Exercised	(6,000)	3.84
Expired	(5,000)	—
Forfeited	—	—
Outstanding at December 31, 2017	—	$—	—	$—
Exercisable at December 31, 2017	—	$—	—	$—

The total intrinsic value of stock appreciation rights exercised during the year ended December 31, 2017 was approximately $23,000.  No stock appreciation rights remain outstanding and exercisable as of December 31, 2017.

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

Following are assumptions used in determining the fair value of stock options and stock appreciation rights for the years ended December 31, 2016 and 2015. There were no assumptions for the year ended December 31, 2017 as there are no remaining stock options or stock appreciation rights:

Assumptions at:	December 31, 2017		December 31, 2016		December 31, 2015
Expected Volatility	—%		14.13%		29.40%
Expected Dividends	—%		0.22%		0.15%
Expected Term	—	years	0.61	years	1.3	years
Risk-Free Rate	—%		0.66%		0.75%

There were no stock options or stock appreciation rights granted under the 2001 Plan during the years ended December 31, 2017, 2016, or 2015.

The liability for stock options and stock appreciation rights, at fair value, reflected on the consolidated balance sheet at December 31, 2016, was approximately $42,000. There was no remaining liability as of December 31, 2017 because there were no options outstanding and exercisable as of December 31, 2017. These fair value measurements are based on Level 2 inputs based on Black-Scholes and market implied volatility. The Black-Scholes determination of fair value is affected by variables including stock price, expected stock price volatility over the term of the awards, annual dividends, and a risk-free interest rate assumption.

Amounts recognized in the financial statements for stock options, stock appreciation rights, and restricted stock are as follows:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Accelerated Charge for Stock-Based Compensation	$—	$1,649,513	$—
Recurring Charge for Stock-Based Compensation	1,437,223	1,529,370	2,186,408
Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$1,437,223	$3,178,883	$2,186,408

Income Tax Expense Recognized in Income	$(554,409)	$(1,226,254)	$(843,407)

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

On February 26, 2016, the Company notified the NYSE American (i) that the Excess 2015 Awards may have violated Rule 711 of the NYSE American Company Guide and (ii) of the Company and Mr. Albright’s intention to rectify the Excess 2015 Awards in the manner described below. On March 4, 2016, the NYSE American notified the Company that it would not take any action and considered the matter closed.

In consultation with the Board, Mr. Albright elected to rectify the Excess 2015 Awards by surrendering, in full, the May 2015 Option Grant and surrendering, in part, the May 2015 Restricted Share Grant. In 2016, a portion of the surrendered awards were replaced with new awards under the 2010 Plan. Effective as of February 26, 2016, the Compensation Committee awarded Mr. Albright (i) an option to purchase an additional 40,000 shares of our common stock under the 2010 Plan (the “New Option Grant”) and (ii) a grant of 4,000 restricted shares of our common stock (the “New Restricted Share Grant”).

The New Option Grant has an exercise price per share of $55.62, which is equal to the exercise price per share applicable to the May 2015 Option Grant. This option is intended to have the same vesting terms as the May 2015 Option Grant, and as a result has vested with respect to 26,400 shares, and will vest with respect to 13,600 shares on January 28, 2018. The New Restricted Share Grant is intended to have the same vesting terms as the May 2015 Restricted Share Grant, and as a result will vest upon the price per share of Company common stock during the term of Mr. Albright’s employment (or within 60 days after termination of his employment by the Company other than for cause, due to death or disability or due to his voluntary resignation) meeting or exceeding the target trailing 30-day average closing price of $75 per share. If the restricted shares fail to satisfy the stock price condition prior to January 28, 2021, the restricted shares will be forfeited. Any unvested restricted shares will vest immediately upon Mr. Albright’s termination of employment without Cause or for his resignation for Good Reason (as such terms are defined in his amended and restated employment agreement), in each case, at any time during the 24-month period following a change in control. Mr. Albright has the right to vote the restricted shares prior to their vesting but is not entitled to dividends paid on any unvested shares. These restricted shares have not yet vested.

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

Effective as of February 26, 2016, the Company entered into amendments to the employment agreements and certain restricted share award agreements of Messrs. Albright, Patten, and Smith to clarify the Company’s intention that the restricted shares granted thereunder, that are subject to performance-based vesting conditions, will fully vest upon the executive’s termination of employment without cause or his resignation for good reason (as such terms are defined in his employment agreement), in each case, at any time during the 24-month period following a change in control. There was no impact to the valuation established at the original date of grant pertaining to this modification of the restricted share award agreements of Messrs. Albright, Patten, and Smith.

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

NOTE 17.       INCOME TAXES

The provisions for income tax benefit (expense) are summarized as follows:

	2017		2016		2015
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$794,174	$8,317,453	$(159,596)	$(10,740,617)	$479,671	$(5,607,970)
State	70,384	753,255	(311,525)	(625,116)	185,584	(326,389)
Total	$864,558	$9,070,708	$(471,121)	$(11,365,733)	$665,255	$(5,934,359)

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

The sources of these differences and the related deferred income tax assets (liabilities) are summarized as follows:

	Deferred Tax
	2017	2016
Deferred Income Tax Assets
Depreciation	$2,073,439	$2,475,898
Intangible Lease Liabilities	7,512,629	11,714,651
Impairment Reserves	1,139,918	2,085,808
Stock Options and Restricted Stock	883,725	1,438,292
Net Operating Loss Carryforward	266,036	—
Capital Loss Carryforward	20,750	—
Deferred Oil Lease Income	148,439	225,924
Deferred Lease Expense	—	858,882
Other - Net	60,480	217,887
Gross Deferred Income Tax Assets	12,105,416	19,017,342
Less - Valuation Allowance	(272,966)	(415,453)
Net Deferred Income Tax Assets	11,832,450	18,601,889
Deferred Income Tax Liabilities
Sales of Real Estate	(52,720,764)	(68,358,404)
Discount on Equity Component of Convertible Debt	(421,895)	(904,422)
Basis Difference in Joint Venture	(224,715)	(342,015)
Interest Rate Swap	(452,873)	(255,891)
Deferred Revenue (Net of Straight-line Rent Adjustments)	(226,673)	(105,729)
Other - Net	(79,394)	—
Total Deferred Income Tax Liabilities	(54,126,314)	(69,966,461)
Net Deferred Income Tax Liabilities	$(42,293,864)	$(51,364,572)

In assessing the realizability of deferred income tax assets, Management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2017 and 2016, we believe it is more likely than not that a portion of the Company’s deferred income tax assets will not be realized, and accordingly, a valuation allowance has been provided. As of December 31, 2017 and 2016, the valuation allowance was approximately $273,000 and $415,000, respectively, with the decrease being related solely to the decrease in the federal corporate tax rate.

As of December 31, 2017 and 2016, the valuation allowance relates solely to a basis difference in a joint venture with a wholly owned and fully consolidated subsidiary, and no valuation allowance is provided for charitable contribution carryforwards due to the expectation of full utilization during 2017 and 2016.

Following is a reconciliation of the income tax computed at the federal statutory rate of 21% for 2017 and 35% 2016 and 2015:

	Year ended December 31,
	2017	2016	2015

Income Tax (Expense) Benefit Computed at Federal Statutory Rate	$(10,528,124)	$(9,219,942)	$(4,481,029)
Increase (Decrease) Resulting from:
State Income Tax, Net of Federal Income Tax Benefit	(1,703,805)	(1,693,578)	(755,481)
Income Tax on Permanently Non-Deductible Items	66,015	(1,015,936)	—
Change in Corporate Federal Tax Rate	22,249,536	—	—
Other Reconciling Items	(148,356)	92,602	(32,594)
Benefit (Expense) for Income Taxes	$9,935,266	$(11,836,854)	$(5,269,104)

The effective income tax rate for each of the three years ended December 31, 2017, 2016, and 2015, including income taxes attributable to the discontinued operations, was (31.0)%,  42.2%, and 38.9%, respectively. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. During the fourth quarter of 2017, the Company recorded an income tax benefit of approximately $22.2 million due to the impact of the reduction in the corporate tax rate from 35% to 21% for the Tax Cuts and Jobs Act. During the first quarter of 2016, 68,000 shares of restricted Company common stock were permanently surrendered which constituted a discrete event in which the total related stock compensation expense charged to earnings under GAAP of approximately $2.3 million, of which approximately $1.6 million was recognized during the first quarter of 2016 and approximately $676,000 was recognized during the year ended December 31, 2015, became permanently non-deductible for tax purposes as the surrendered shares will not vest. Accordingly, no income tax benefit was recorded related to the approximately $2.3 million of stock compensation expense.

The Company files a consolidated income tax return in the United States Federal jurisdiction and the States of Arizona, Colorado, California, Florida, Illinois, Georgia, Maryland, North Carolina, Texas, and Washington. The Internal Revenue Service has audited the federal tax returns through the year 2012, with all proposed adjustments settled. The Florida Department of Revenue has audited the Florida tax returns through the year 2014, with all proposed adjustments settled. The Company recognizes all potential accrued interest and penalties to unrecognized tax benefits in income tax expense. For the years ended December 31, 2017, 2016, and 2015 the Company recognized no uncertain tax positions or accrued interest and penalties for uncertain tax positions.

Net income taxes paid during the years ended December 31, 2017, 2016, and 2015 totaled approximately $334,000,  $510,000, and $1.2 million, respectively. Additionally, income taxes totaling approximately $958,000 and $133,000 were refunded during the years ended December 31, 2017 and 2016, respectively.

NOTE 18.       COMMITMENTS AND CONTINGENCIES

MINIMUM FUTURE RENTAL PAYMENTS

The Company leases, as lessee, certain equipment under operating leases.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2017, are summarized as follows:

Year Ending December 31,	Amounts
2018	$150,689
2019	146,334
2020	71,804
2021	5,740
2022	—
2023 and thereafter (cumulative)	—
Total	$374,567

Rental expense under all operating leases amounted to approximately $339,000, $389,000, and $410,000, for the years ended December 31, 2017, 2016, and 2015, respectively.

MINIMUM FUTURE RENTAL RECEIPTS

Additionally, the Company, as lessor, leases certain land, buildings, and improvements under operating leases.

Minimum future rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2017, are summarized as follows:

Year Ending December 31,	Amounts
2018	$27,723,892
2019	27,062,887
2020	25,829,071
2021	22,671,393
2022	21,043,187
2023 and thereafter (cumulative)	94,483,824
Total	$218,814,254

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving this property. The proposed road modifications would impact access to the property. The Company does not believe the road modifications provided a basis for Harris Teeter to terminate its lease. Regardless, in January 2013, the North Carolina Department of Transportation (“NCDOT”) proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte proposed to build and maintain a new access road/point into the property. Construction has begun and is not expected to be completed before mid-2018 to 2019. Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease if this project is built as currently redesigned. Because the redesigned project will not be completed until mid-2018 to 2019, the condemnation case has been placed in administrative closure. As a result, the trial and mediation will not likely be scheduled until requested by the parties, most likely in 2019.

CONTRACTUAL COMMITMENTS - EXPENDITURES

In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23 acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500.  The Company’s commitment to fund the improvement costs benefiting the remaining Company land within Williamson Crossing can be paid over five years utilizing proceeds from sales of the remaining land or at the end of the fifth year. In 2013, the Company deposited $283,500 of cash in escrow related to the improvements, which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of December 31, 2017 was approximately $288,000, including accrued interest. Accordingly, as of December 31, 2017, the remaining maximum commitment is approximately $689,000.

In conjunction with the Company’s sale of approximately 18.1 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which remains classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of December 31, 2017 was approximately $125,000, including accrued interest. Accordingly, the Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s land parcel is approximately $125,000, to be paid from escrow upon completion.

In conjunction with the Company’s development of two income properties, both restaurants, on the beach parcel as described in Note 4, “Land and Subsurface Interests,” the Company has executed multiple contracts with third-parties to perform the work necessary to prepare the site, construct the restaurants, and acquire the related furniture and equipment. Pursuant to the leases with the tenants of the two restaurant properties, LandShark and Cocina 214, and based on the Company’s current cost estimates, the total estimated cost to improve the land and develop the income properties is approximately $6.7 million. Through December 31, 2017, the Company has incurred approximately $5.9 million of the total estimated cost, which is included in Construction in Progress on the Company’s consolidated balance sheets, leaving a remaining commitment of approximately $858,000. The development of the two restaurant properties was completed in time for the tenants to commence operations during January of 2018. Accordingly, during the first quarter of 2018, the total investment in the beach parcel and the construction costs of the two single-tenant properties will be classified as Income Properties, Land, Building, and Improvements, within the Property, Plant, and Equipment classification on the Company’s consolidated balance sheets.

In conjunction with the extension of the leases with Hilton Grand Vacations executed during the fourth quarter of 2017, the Company is obligated to fund the Income Property Lease Incentive to Hilton Grand Vacations, as described in Note 9, “Other Assets” in the amount of approximately $2.7 million as of December 31, 2017. This payment was made during January 2018.

In connection with the Golf Course Land Purchase,  each year the Company is obligated to pay the City additional consideration in the amount of an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and has been recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompany consolidated balance sheets as of December 31, 2017. The first annual payment of $70,000 was made in January 2018 leaving a remaining commitment of $630,000 as of the date of this report.

CONTRACTUAL COMMITMENTS – LAND PIPELINE

As of February 28, 2018, the Company’s pipeline of potential land sales transactions, including the terms of an executed non-binding term sheet to form a joint venture with an institutional investor to establish a mitigation bank on a parcel of our land (the “Mitigation Bank”), included the following eighteen potential transactions with sixteen different buyers, representing more than 6,000 acres or approximately 75% of our land holdings:

		No. of	Amount	Price	Estimated
	Transaction (Buyer)	Acres	($000's)	per Acre	Timing
1	Commercial/Retail - O'Connor - East of I-95 (2)	123	$29,250	$238,000	'18 - '19
2	Residential (AR) - Minto Communities - West of I-95	1,614	26,500	16,000	Q4 '18
3	Residential (SF) - ICI Homes - West of I-95	1,016	21,000	21,000	'19
4	Mitigation Bank - Term Sheet - West of I-95 (1)	2,492	15,000	6,000	Q2 '18
5	Mixed-Use Retail - North American - East of I-95 (5)	35	14,362	409,000	Q4 '18
6	Commercial/Retail - Buc'ees - East of I-95 (2)	35	14,000	400,000	Q2 '18
7	Residential (Multi-Family) - East of I-95 (3)	45	5,200	116,000	Q3 '18 & '20
8	Distribution/Warehouse - VanTrust - East of I-95	71	5,000	70,000	'19
9	Commercial/Retail - East of I-95	20	4,250	213,000	Q4 '18 - '19
10	Residential (SF) - West of I-95 (4)	200	3,324	17,000	Q4 '18 & '20
11	Commercial/Distribution - VanTrust - East of I-95	26	3,215	124,000	Q4 '18 - '19
12	Specialty Grocer - East of I-95	9	2,790	310,000	Q4 '18
13	Auto Dealership - West of I-95	13	2,000	154,000	Q3 '18
14	Commercial (RV) - West of I-95	164	1,900	12,000	'19
15	Residential (SF) - ICI Homes - West of I-95	146	1,400	10,000	Q4 '18
16	Commercial/Retail - East of I-95	8	782	98,000	Q4 '18
17	Commercial/Retail - East of I-95	6	625	104,000	Q4 '18
18	Commercial/Retail - West of I-95	19	285	15,000	Q4 '18
	Total (Average)	6,042	$150,883	$25,000

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

(5)Pursuant to the contract, amount includes the reimbursement of infrastructure costs incurred by the Company for Tomoka Town Center plus interest accrued as of December 31, 2017.

As noted above, these agreements contemplate closing dates ranging from early 2018 through fiscal year 2020, and although some of the transactions may close in 2018, some of the buyers are not contractually obligated to close until after 2018. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, making submissions to the planning and development departments of the City, and other permitting activities with other applicable governmental authorities, including wetlands permits from the St. John’s River Water Management District and the U.S. Army Corps of Engineers, and conducting traffic analyses with local government and the Florida Department of Transportation and negotiating other matters with Volusia County. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

OTHER MATTERS

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. The Company has funded approximately $1.3 million of the total $2.0 million of estimated costs through December 31, 2017. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $708,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $708,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded leaving an escrow balance of approximately $234,000 as of December 31, 2017. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of June 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract. No amounts related to such potential future costs have been accrued as of December 31, 2017.

During the period from the fourth quarter of 2015 through the first quarter of 2016, the Company received communications from Wintergreen Advisers, LLC (“Wintergreen”), some of which have been filed publicly. In investigating Wintergreen’s allegations contained in certain of these communications, in pursuing the strategic alternatives process suggested by Wintergreen, and in engaging in a proxy contest in 2017, the Company has incurred costs of approximately $3.0 million, to date, through December 31, 2017. Approximately $1.6 million of the approximately $3.0 million was incurred during the year ended December 31, 2017, of which approximately $1.2 million is specifically for legal representation and third party costs related to the proxy contest. None of Wintergreen’s allegations, which included allegations regarding inadequate disclosure and other wrong-doing by the Company and its directors and officers, were found to have any basis or merit.

NOTE 19.       BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, commercial loan investments, real estate operations, and golf operations. Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 83.4% and 74.1% of our identifiable assets as of December 31, 2017 and 2016, respectively, and 34.4%, 35.3%, and 44.3% of our consolidated revenues for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, we had two commercial loan investments including a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan and a fixed-rate first mortgage loan. Our real estate operations primarily consist of revenues generated from land transactions and leasing and royalty income from our interests in subsurface oil, gas and mineral rights. Our golf operations consist of a single property located in the City of Daytona Beach, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation and pro-shop with retail merchandise. The majority of the revenues generated by our golf operations are derived from members and public customers playing golf, club memberships, and food and beverage operations.

The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in different segments for the years ended December 31, 2017, 2016, and 2015 is as follows:

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Revenues:
Income Properties	$31,406,930	$25,092,484	$19,041,111
Commercial Loan Investments	2,052,689	2,588,235	2,691,385
Real Estate Operations	52,522,555	38,144,347	15,942,894
Golf Operations	5,095,313	5,190,394	5,243,485
Agriculture and Other Income	334,804	59,401	78,805
Total Revenues	$91,412,291	$71,074,861	$42,997,680
Operating Income:
Income Properties	$24,489,187	$19,887,621	$15,385,176
Commercial Loan Investments	2,052,689	2,588,235	2,691,385
Real Estate Operations	35,161,533	23,263,036	11,650,370
Golf Operations	(863,575)	(396,683)	(349,600)
Agriculture and Other Income	238,655	(107,368)	(147,749)
General and Corporate Expense	(20,809,180)	(7,915,254)	(8,960,273)
Total Operating Income	$40,269,309	$37,319,587	$20,269,309
Depreciation and Amortization:
Income Properties	$12,272,265	$7,872,689	$4,898,803
Golf Operations	349,261	266,074	263,335
Agriculture and Other	42,433	56,654	50,759
Total Depreciation and Amortization	$12,663,959	$8,195,417	$5,212,897
Capital Expenditures:
Income Properties	$92,125,062	$92,434,774	$84,261,324
Commercial Loan Investments	3,000,000	—	15,394,879
Real Estate Operations ($5,744,636 Contributed by Consolidated VIE in 2015)	—	—	11,489,272
Golf Operations	2,373,894	95,513	109,505
Agriculture and Other	128,716	19,881	38,714
Total Capital Expenditures	$97,627,672	$92,550,168	$111,293,694

	As of
	December 31, 2017	December 31, 2016
Identifiable Assets:
Income Properties	$388,602,721	$302,757,565
Commercial Loan Investments	11,963,777	24,032,885
Real Estate Operations	43,296,528	58,868,298
Golf Operations	6,262,634	3,675,842
Agriculture and Other	16,004,718	19,288,836
Total Assets	$466,130,378	$408,623,426

Operating income represents income from continuing operations before loss on early extinguishment of debt, interest expense, investment income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses, impairment charges, depreciation and amortization expense, and gains (losses) on the disposition of assets. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Other assets consist primarily of cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations. Land, timber, and Subsurface Interests were previously stated as a separate line item within property, plant, and equipment on the consolidated financial statements and are now included with land, timber, and development costs as all of the costs are related to the Company’s land portfolio of approximately 8,100 acres.

NOTE 20.       VARIABLE INTEREST ENTITY

During the year ended December 31, 2015, the Company entered into a real estate venture with an unaffiliated third party institutional investor, whereby the venture acquired approximately six acres of vacant beachfront property located in Daytona Beach, Florida. The Company acquired its 50% interest in the real estate venture for approximately $5.7 million and served as its general partner with day-to-day management responsibilities. The venture was structured such that the Company earned a base management fee and would have received a preferred interest as well as a promoted interest if certain return hurdles were achieved. The Company’s preferred interest represents the first 9% of the investment return achieved at the disposition of the property. GAAP requires consolidation of a VIE in which an enterprise has a controlling financial interest and is the primary beneficiary. Upon entering into the venture described above and as of December 31, 2015, the Company determined it has a controlling financial interest and is the primary beneficiary; therefore, the venture is a VIE and has been consolidated in the Company’s financial statements.

As of December 31, 2015, the VIE had one asset totaling $11,329,574, consisting of the six acre vacant beachfront property. During the year ended December 31, 2015, the Company contributed 50%, or $5,664,787, to the VIE for the initial property acquisition, with the other 50% contributed by the noncontrolling interest in the consolidated VIE. This consolidated venture has been accounted for in real estate operations with the inter-company management fees totaling approximately $9,000 during the year ended 2015 eliminated upon consolidation.

On November 17, 2016, the Company acquired the unaffiliated third party’s interest for approximately $4.8 million, a discount of approximately $879,000. The discount was recorded through equity on the consolidated balance sheet during the quarter and year ended December 31, 2016. The Company evaluated its interest in the six-acre vacant beachfront property for impairment and determined that no impairment was necessary as of December 31, 2017 and 2016. As the Company owned the entire real estate venture as of December 31, 2016, there is no longer a consolidated VIE.

The cost basis of the six-acre vacant beachfront property asset totaled approximately $11.7 million as of December 31, 2017 which includes costs for entitlement. The beachfront property received approval of the rezoning and entitlement of the site to allow for the development of two restaurants and also for the future potential development of up to approximately 1.2 million square feet of vertical density. In the first quarter of 2017, the Company executed a 15-year lease agreement with the operator of LandShark, which provided for the development by the Company of an approximately 6,264 square foot restaurant property on the parcel. The annual rent under the LandShark lease is based on a percentage of the tenant’s net operating income (“NOI”) until the Company has received its investment basis in the property and thereafter, the Company will receive a lower percentage of the tenant’s NOI during the remaining lease term. In the second quarter of 2017, the Company executed a 15-year lease agreement with Cocina 214, for the second restaurant property to be developed on the parcel. The annual rent under the Cocina 214 lease is equal to the greater of $360,000 per year or a certain percentage of gross sales. The lease also provides for additional percentage rent upon the achievement of certain gross sales thresholds. The Company completed the design phase and commenced construction on the two restaurants during the third quarter of 2017. As of December 31, 2017, the Company has incurred approximately $5.9 million of design and construction costs. See Note 18, “Commitment and Contingencies” for the total expected cost to be incurred for the development of the site and both restaurants. The development of the two restaurant properties was completed in time for the tenants to commence operations during January of 2018. Accordingly, during the first quarter of 2018, the total investment in the beach parcel and the construction costs of the two single-tenant properties will be classified as Income Properties, Land, Building, and Improvements, within the Property, Plant, and Equipment classification on the Company’s consolidated balance sheets.

NOTE 21.     SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions that have occurred after December 31, 2017, the date of the consolidated balance sheet.

During the first quarter of 2018, the Company expanded the commitment under its Credit Facility to $130.0 million, providing an additional capacity of approximately $60.0 million, based on the outstanding balance as of December 31, 2017 of approximately $70.0 million.

On February 21, 2018, the Company acquired a 19,596-square foot, newly constructed commercial building (the “Aspen Property”) located in downtown Aspen, Colorado for approximately $28 million, with the Company’s net investment totaling approximately $26.5 million after giving affect for contributions made by the Master Tenant. Simultaneously with the closing, the Company entered a twenty-year master lease on the Aspen Property with a Dallas, Texas based family office (the “Master Tenant”). The lease includes annual rent escalations, tenant repurchase options and is absolute net to the Company.

There were no other reportable subsequent events or transactions.

NOTE 22.     QUARTERLY FINANCIAL DATA

QUARTERLY FINANCIAL DATA

(UNAUDITED)

	March 31,		June 30,		September 30,		December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Revenues
Income Properties	$7,073,240	$6,429,241	$7,565,007	$6,033,082	$7,928,258	$6,021,331	$8,840,425	$6,608,830
Interest Income from Commercial Loan Investments	536,489	881,245	553,159	635,050	637,801	534,212	325,240	537,728
Real Estate Operations	29,474,460	9,560,898	13,257,355	4,774,620	2,926,406	4,643,646	6,864,334	19,165,183
Golf Operations	1,474,944	1,464,359	1,383,513	1,412,196	797,420	1,001,368	1,439,436	1,312,471
Agriculture and Other Income	154,151	18,692	78,749	18,990	90,717	10,388	11,187	11,331
Total Revenues	38,713,284	18,354,435	22,837,783	12,873,938	12,380,602	12,210,945	17,480,622	27,635,543
Direct Cost of Revenues
Income Properties	(1,411,713)	(1,176,707)	(1,629,515)	(1,204,040)	(1,715,516)	(1,430,642)	(2,160,999)	(1,393,474)
Real Estate Operations	(9,156,849)	(2,257,041)	(5,792,529)	(1,124,641)	(459,169)	(1,257,183)	(2,071,650)	(10,242,446)
Golf Operations	(1,498,678)	(1,404,588)	(1,401,919)	(1,447,176)	(1,272,647)	(1,302,920)	(1,785,644)	(1,432,393)
Agriculture and Other Income	(40,437)	(48,051)	(30,536)	(52,654)	(18,874)	(52,894)	(6,302)	(13,170)
Total Direct Cost of Revenues	(12,107,677)	(4,886,387)	(8,854,499)	(3,828,511)	(3,466,206)	(4,043,639)	(6,024,595)	(13,081,483)
General and Administrative Expenses	(3,220,147)	(4,797,457)	(2,727,187)	(1,899,126)	(1,995,512)	(1,821,827)	(2,309,764)	(1,779,467)
Impairment Charges	—	(209,908)	—	(1,970,822)	—	—	—	—
Depreciation and Amortization	(2,762,575)	(2,067,367)	(3,215,690)	(1,805,559)	(3,161,169)	(1,945,460)	(3,524,525)	(2,377,031)
Gain (Loss) on Disposition of Assets	—	—	—	1,362,948	(266)	11,479,490	304	(83,668)
Land Lease Income	2,226,526	—	—	—	—	—	—	—
Total Operating Expenses	(15,863,873)	(11,961,119)	(14,797,376)	(8,141,070)	(8,623,153)	3,668,564	(11,858,580)	(17,321,649)
Operating Income	22,849,411	6,393,316	8,040,407	4,732,868	3,757,449	15,879,509	5,622,042	10,313,894
Investment Income (Loss)	9,183	(566,384)	8,524	2,691	9,724	2,531	10,554	31,181
Interest Expense	(2,061,891)	(2,091,766)	(2,144,176)	(2,154,437)	(2,073,299)	(2,454,390)	(2,243,770)	(2,052,745)
Income Before Income Tax Benefit (Expense)	20,796,703	3,735,166	5,904,755	2,581,122	1,693,874	13,427,650	3,388,826	8,292,330
Income Tax Benefit (Expense)	(8,050,311)	(2,342,601)	(2,225,847)	(1,000,480)	(726,974)	(5,281,646)	20,938,398	(3,212,127)
Net Income	12,746,392	1,392,565	3,678,908	1,580,642	966,900	8,146,004	24,327,224	5,080,203
Less: Net Loss (Income) Attributable to Noncontrolling Interest in Consolidated VIE	—	32,153	—	(10,199)	—	15,010		14,870
Net Income Attributable to Consolidated-Tomoka Land Co.	$12,746,392	$1,424,718	$3,678,908	$1,570,443	$966,900	$8,161,014	$24,327,224	$5,095,073

Per Share Information:
Basic
Net Income Attributable to Consolidated-Tomoka Land Co.	$2.28	$0.25	$0.67	$0.28	$0.18	$1.44	$4.42	$0.91

Diluted
Net Income Attributable to Consolidated-Tomoka Land Co.	$2.27	$0.25	$0.66	$0.28	$0.18	$1.44	$4.38	$0.90

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2017

				Costs Capitalized
				Subsequent to
	Initial Cost to Company			Acquisition
			Buildings &		Carrying
Description	Encumbrances	Land	Improvements	Improvements	Costs
	$	$	$	$	$
Income Properties:
3600 Peterson, Santa Clara, CA	—	17,855,023	8,414,925	—	—
7-Eleven, Inc., Dallas, TX	—	974,862	1,550,744	—	—
At Home, Raleigh, NC	—	2,118,420	5,774,284	—	—
Bank of America, Monterey, CA	—	4,458,840	—	—	—
Barnes & Noble, Daytona Beach, FL	—	1,798,600	3,803,000	—	—
Best Buy, McDonough, GA	—	2,622,682	3,150,000	82,264	—
Big Lots, Germantown, MD	3,300,000	1,781,918	2,951,231	—	—
Big Lots, Phoenix, AZ	3,400,000	1,715,717	3,050,164	—	—
Carrabba's Italian Grill, Austin, TX	—	1,160,925	1,305,117	—	—
Century Theatre, Reno, NV	—	1,669,377	4,484,938	11,140	—
Container Store, Glendale, AZ	—	1,968,398	5,493,102	—	—
CVS, Dallas, TX	—	7,535,013	—	—	—
Dick's Sporting Goods, McDonough, GA	—	3,934,022	4,725,000	—	—
Harris Teeter Supermarket, Charlotte, NC	6,600,000	5,601,837	3,409,338	—	—
Hilton Grand Vacations (Office), Orlando, FL	—	2,810,942	6,590,681	20,188	—
Hilton Grand Vacations (Office), Orlando, FL	—	1,210,138	2,453,690	282,099	—
Joann's, Saugus, MA	—	1,574,594	4,769,946	—	—
LA Fitness, Brandon, FL	—	3,208,889	9,677,636	—	—
Lowe's, Katy, TX	8,500,000	9,412,181	3,480,650	—	—
Maple Ave Land, Dallas, TX	—	359,116	—	—	—
Outback Steakhouse, Austin, TX	—	1,376,793	1,585,791	—	—
Outback Steakhouse, Charlottesville, VA	—	1,308,881	3,135,515	—	—
Outback steakhouse, Huntersville, NC	—	1,987,831	1,299,017	—	—
Rite Aid, Renton, WA	4,700,000	2,036,235	4,148,415	—	—
Riverside, Jacksonville, FL	—	6,019,815	14,239,515	264,128	—
Staples, Sarasota, FL	—	2,728,083	1,145,137	—	—
The Grove, Winter Park, FL	—	1,240,000	1,860,000	8,431,336	—
Walgreens, Alpharetta, GA	—	3,265,623	1,406,160	—	—
Walgreens, Clermont, FL	3,500,000	3,021,665	1,269,449	—	—
Wells Fargo, Hillsboro, OR	—	10,005,650	25,902,632	—	—
Wells Fargo, Raleigh, NC	25,000,000	8,680,056	59,166,753	241,641	—
Westcliff, Fort Worth, TX	—	10,520,822	4,196,359	—	—
Whole Foods Market Centre, Sarasota, FL	—	4,497,825	13,104,352	274,085	—
Mason Commerce Center-Bldg 1, Daytona Beach, FL	—	66,304	1,277,027	1,064,124	—
Mason Commerce Center-Bldg 2, Daytona Beach, FL	—	66,304	1,277,027	913,032	—
Williamson Business Park-Bldg 3, Daytona Beach, FL	—	110,509	1,008,784	986,104	—
Concierge Office Building, Daytona Beach, FL	—	293,872	2,862,171	157,497	—
Vacant Pad Site, Winter Park, FL	—	436,400	—	—	—
	55,000,000	131,434,162	213,968,550	12,727,638	—

Gross Amount at Which

Carried at Close of Period

December 31, 2017

	Land	Buildings	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Life
	$	$	$	$
Income Properties:
3600 Peterson, Santa Clara, CA	17,855,023	8,414,925	26,269,948	718,307	N/A	10/14/16	30 Yrs.
7-Eleven, Inc., Dallas, TX	974,862	1,550,744	2,525,606	71,076	N/A	02/18/16	40 Yrs.
At Home, Raleigh, NC	2,118,420	5,774,284	7,892,704	429,700	N/A	09/29/16	20 Yrs
Bank of America, Monterey, CA	4,458,840	—	4,458,840	—	N/A	08/17/16	N/A
Barnes & Noble, Daytona Beach, FL	1,798,600	3,803,000	5,601,600	1,616,275	N/A	12/15/05	40 Yrs.
Best Buy, McDonough, GA	2,622,682	3,232,264	5,854,946	915,616	N/A	06/15/06	40 Yrs.
Big Lots, Germantown, MD	1,781,918	2,951,231	4,733,149	319,717	N/A	09/13/13	40 Yrs.
Big Lots, Phoenix, AZ	1,715,717	3,050,164	4,765,881	374,916	N/A	01/23/13	40 Yrs.
Carrabba's Italian Grill, Austin, TX	1,160,925	1,305,117	2,466,042	88,026	N/A	09/15/16	25 Yrs
Century Theatre, Reno, NV	1,669,377	4,496,078	6,165,455	260,643	N/A	11/30/16	23 Yrs
Container Store, Glendale, AZ	1,968,398	5,493,102	7,461,500	335,042	N/A	05/18/15	55 Yrs.
CVS, Dallas, TX	7,535,013	—	7,535,013	—	N/A	09/22/16	N/A
Dick's Sporting Goods, McDonough, GA	3,934,022	4,725,000	8,659,022	1,368,280	N/A	06/15/06	40 Yrs.
Harris Teeter Supermarket, Charlotte, NC	5,601,837	3,409,338	9,011,175	831,026	N/A	04/17/08	40 Yrs.
Hilton Grand Vacations (Office), Orlando, FL	2,810,942	6,610,869	9,421,811	804,368	N/A	01/30/13	40 Yrs.
Hilton Grand Vacations (Office), Orlando, FL	1,210,138	2,735,789	3,945,927	328,545	N/A	01/30/13	40 Yrs.
Joann's, Saugus, MA	1,574,594	4,769,946	6,344,540	97,692	N/A	04/06/17	50 Yrs.
LA Fitness, Brandon, FL	3,208,889	9,677,636	12,886,525	271,310	N/A	04/28/17	30 Yrs.
Lowe's, Katy, TX	9,412,181	3,480,650	12,892,831	491,997	N/A	04/22/14	30 Yrs.
Maple Ave Land, Dallas, TX	359,116	—	359,116	—	N/A	03/17/17	N/A
Outback Steakhouse, Austin, TX	1,376,793	1,585,791	2,962,584	91,270	N/A	09/15/16	30 Yrs.
Outback Steakhouse, Charlottesville, VA	1,308,881	3,135,515	4,444,396	161,768	N/A	09/15/16	30 Yrs.
Outback steakhouse, Huntersville, NC	1,987,831	1,299,017	3,286,848	109,046	N/A	09/15/16	20 Yrs.
Rite Aid, Renton, WA	2,036,235	4,148,415	6,184,650	458,054	N/A	07/25/13	40 Yrs.
Riverside, Jacksonville, FL	6,019,815	14,503,643	20,523,458	1,601,471	N/A	07/16/15	43 Yrs.
Staples, Sarasota, FL	2,728,083	1,145,137	3,873,220	52,584	N/A	01/27/17	40 Yrs.
The Grove, Winter Park, FL	1,240,000	10,291,336	11,531,336	439,199	N/A	12/30/14	40 Yrs.
Walgreens, Alpharetta, GA	3,265,623	1,406,160	4,671,783	483,368	N/A	03/31/04	40 Yrs.
Walgreens, Clermont, FL	3,021,665	1,269,449	4,291,114	431,084	N/A	05/27/04	40 Yrs.
Wells Fargo, Hillsboro, OR	10,005,650	25,902,632	35,908,282	226,204	N/A	10/27/17	35 Yrs.
Wells Fargo, Raleigh, NC	8,680,056	59,408,394	68,088,450	4,198,411	N/A	11/18/15	45 Yrs.
Westcliff, Fort Worth, TX	10,520,822	4,196,359	14,717,181	338,105	N/A	03/01/17	10 Yrs.
Whole Foods Market Centre, Sarasota, FL	4,497,825	13,378,437	17,876,262	1,099,829	N/A	10/07/14	40 Yrs.
Mason Commerce Center-Bldg 1, Daytona Beach, FL	66,304	2,341,151	2,407,455	948,544	09/01/08	N/A	40 Yrs.
Mason Commerce Center-Bldg 2, Daytona Beach, FL	66,304	2,190,059	2,256,363	843,737	09/01/08	N/A	40 Yrs.
Williamson Business Park-Bldg 3, Daytona Beach, FL	110,509	1,994,888	2,105,397	157,395	05/01/14	N/A	40 Yrs.
Concierge Office Building, Daytona Beach, FL	293,872	3,019,668	3,313,540	915,860	07/01/09	N/A	40 Yrs.
Vacant Pad Site, Winter Park, FL	436,400	—	436,400	—	N/A	05/28/15	N/A
	131,434,162	226,696,188	358,130,350	21,878,465

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2017

	2017	2016	2015
	$	$	$
Cost:
Balance at Beginning of Year	274,334,139	268,970,875	209,294,277
Additions and Improvements	83,796,211	68,274,211	97,767,725
Adjust to Fair Value	—	—	(2,343,013)
Cost of Real Estate Sold	—	(62,910,947)	(20,431,548)
Reclassification to Land and Development Costs	—	—	(15,316,566)
Balance at End of Year	358,130,350	274,334,139	268,970,875

	$	$	$
Accumulated Depreciation:
Balance at Beginning of Year	14,391,567	14,374,079	14,073,096
Depreciation and Amortization	7,486,898	5,346,538	3,224,227
Depreciation on Real Estate Sold	—	(5,329,050)	(2,472,192)
Reclassification to Land and Development Costs	—	—	(451,052)
Balance at End of Year	21,878,465	14,391,567	14,374,079

(1) Reconciliation to Consolidated Balance Sheet at December 31, 2017
Income Properties, Land, Buildings, and Improvements			358,130,350
			358,130,350
(2) Cost Basis of Assets Classified as Held for Sale on Balance Sheet			—
Total Per Schedule			358,130,350

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

FOR THE YEAR ENDED DECEMBER 31, 2017

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amounts of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Inter
	%			$	$	$	$
Junior Mortgage Loan:
Retail Shopping Center – Sarasota, FL	30-day LIBOR plus 7.50%	June 2018	Principal payable in full at maturity	—	8,960,467	8,960,467	—
First Mortgage:
Land Parcel - Daytona Beach, FL	11.00%	July 2018	Principal payable in full at maturity	—	3,000,000	2,965,232	—
Totals				—	11,960,467	11,925,699	—

	2017	2016	2015
	$	$	$
Balance at Beginning of Year	23,960,467	38,331,956	30,208,074
Additions During the Year:
New Mortgage Loans (1)	3,000,000	—	15,394,878
Loan Fees Paid	—	—	40,000
Accretion of Origination Fees (2)	(34,768)	132,923	74,781
Deductions During the Year:
Collection of Principal	(15,000,000)	(14,282,500)	(7,200,909)
Discount on Payoff	—	(217,500)	—
Collection of Origination Fees	—	—	(181,250)
Amortization of Fees	—	(4,412)	(3,618)
Balance at End of Year	11,925,699	23,960,467	38,331,956

(1)	Includes 2015 construction loan draws
(2)	Non-cash accretion of loan origination fees