Form 10-Q
period 2018-03-31
CONSOLIDATED TOMOKA LAND CO
filed 2018-05-01
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Class of Common Stock Outstanding

April 20, 2018

$1.00 par value 5,596,311

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2018	December 31, 2017
ASSETS
Property, Plant, and Equipment:
Income Properties, Land, Buildings, and Improvements	$395,827,126	$358,130,350
Golf Buildings, Improvements, and Equipment	6,618,364	6,617,396
Other Furnishings and Equipment	715,595	715,042
Construction in Progress	55,163	6,005,397
Total Property, Plant, and Equipment	403,216,248	371,468,185
Less, Accumulated Depreciation and Amortization	(23,354,026)	(23,779,780)
Property, Plant, and Equipment—Net	379,862,222	347,688,405
Land and Development Costs	30,145,845	39,477,697
Intangible Lease Assets—Net	40,099,046	38,758,059
Impact Fee and Mitigation Credits	814,033	1,125,269
Commercial Loan Investments	11,940,459	11,925,699
Cash and Cash Equivalents	3,724,714	6,559,409
Restricted Cash	3,148,997	6,508,131
Refundable Income Taxes	1,282,904	1,116,580
Other Assets	13,425,384	12,971,129
Total Assets	$484,443,604	$466,130,378
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,429,652	$1,880,516
Accrued and Other Liabilities	6,067,382	10,160,526
Deferred Revenue	6,836,487	2,030,459
Intangible Lease Liabilities - Net	29,863,752	29,770,441
Deferred Income Taxes—Net	45,965,858	42,293,864
Long-Term Debt	199,259,588	195,816,364
Total Liabilities	289,422,719	281,952,170
Commitments and Contingencies - See Note 18
Shareholders’ Equity:
Shareholders' Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 6,041,695 shares issued and 5,595,040 shares outstanding at March 31, 2018; 6,030,990 shares issued and 5,584,335 shares outstanding at December 31, 2017	5,983,476	5,963,850
Treasury Stock – 446,655 shares at March 31, 2018 and December 31, 2017	(22,507,760)	(22,507,760)
Additional Paid-In Capital	22,720,123	22,735,228
Retained Earnings	188,194,364	177,614,274
Accumulated Other Comprehensive Income	630,682	372,616
Total Shareholders’ Equity	195,020,885	184,178,208
Total Liabilities and Shareholders’ Equity	$484,443,604	$466,130,378

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2018	2017
Revenues
Income Properties	$9,205,727	$7,073,240
Interest Income from Commercial Loan Investments	300,999	536,489
Real Estate Operations	13,979,330	29,474,460
Golf Operations	1,354,356	1,474,944
Agriculture and Other Income	11,187	154,151
Total Revenues	24,851,599	38,713,284
Direct Cost of Revenues
Income Properties	(1,869,029)	(1,411,713)
Real Estate Operations	(1,535,662)	(9,156,849)
Golf Operations	(1,381,825)	(1,498,678)
Agriculture and Other Income	(5,172)	(40,437)
Total Direct Cost of Revenues	(4,791,688)	(12,107,677)
General and Administrative Expenses	(2,823,548)	(3,220,147)
Depreciation and Amortization	(3,900,379)	(2,762,575)
Gain on Disposition of Assets	3,650,858	—
Land Lease Income	—	2,226,526
Total Operating Expenses	(7,864,757)	(15,863,873)
Operating Income	16,986,842	22,849,411
Investment Income	12,312	9,183
Interest Expense	(2,561,465)	(2,061,891)
Income Before Income Tax Expense	14,437,689	20,796,703
Income Tax Expense	(3,525,390)	(8,050,311)
Net Income	$10,912,299	$12,746,392

Per Share Information- See Note 10:
Basic Net Income per Share	$1.97	$2.28
Diluted Net Income per Share	$1.96	$2.27

Dividends Declared and Paid	$0.06	$0.04

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

Net Income	$10,912,299	$12,746,392
Other Comprehensive Income
Cash Flow Hedging Derivative - Interest Rate Swap (Net of Income Tax of $60,365, and $18,152, respectively)	258,066	47,056
Total Other Comprehensive Income, Net of Income Tax	258,066	47,056
Total Comprehensive Income	$11,170,365	$12,793,448

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2018	$5,963,850	$(22,507,760)	$22,735,228	$177,614,274	$372,616	$184,178,208
Net Income	—	—	—	10,912,299	—	10,912,299
Vested Restricted Stock	19,065	—	(517,439)	—	—	(498,374)
Stock Issuance	561	—	35,063	—	—	35,624
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	467,271	—	—	467,271
Cash Dividends ($0.06 per share)	—	—	—	(332,209)	—	(332,209)
Other Comprehensive Income, Net of Income Tax	—	—	—	—	258,066	258,066
Balance March 31, 2018	$5,983,476	$(22,507,760)	$22,720,123	$188,194,364	$630,682	$195,020,885

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2018	2017
Cash Flow from Operating Activities:
Net Income	$10,912,299	$12,746,392
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,900,379	2,762,575
Amortization of Intangible Liabilities to Income Property Revenue	(579,659)	(531,546)
Loan Cost Amortization	149,895	113,288
Amortization of Discount on Convertible Debt	310,782	291,570
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	(3,650,858)	—
Accretion of Commercial Loan Origination Fees	(14,760)	—
Deferred Income Taxes	3,930,060	9,034,033
Non-Cash Compensation	467,271	353,579
Decrease (Increase) in Assets:
Refundable Income Taxes	(166,324)	(97,947)
Land and Development Costs	(198,173)	7,511,335
Impact Fees and Mitigation Credits	311,236	216,592
Other Assets	(711,750)	872,220
Increase (Decrease) in Liabilities:
Accounts Payable	(450,864)	471,575
Accrued and Other Liabilities	(4,093,144)	(3,887,645)
Deferred Revenue	483,305	(392,524)
Net Cash Provided By Operating Activities	10,599,695	29,463,497
Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities	(27,916,784)	(23,557,356)
Acquisition of Land	(2,141,853)	—
Proceeds from Disposition of Property, Plant, and Equipment	11,077,525	—
Net Cash Used In Investing Activities	(18,981,112)	(23,557,356)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	33,000,000	6,000,000
Payments on Long-Term Debt	(29,899,770)	(15,800,000)
Cash Paid for Loan Fees	(117,683)	(36,749)
Cash Proceeds from Exercise of Stock Options and Stock Issuance	35,624	19,979
Cash Used to Purchase Common Stock	—	(2,927,556)
Cash Paid for Vesting of Restricted Stock	(498,374)	(261,621)
Dividends Paid	(332,209)	(224,594)
Net Cash Provided By (Used In) Financing Activities	2,187,588	(13,230,541)
Net Decrease in Cash	(6,193,829)	(7,324,400)
Cash, Beginning of Year	13,067,540	17,635,031
Cash, End of Period	$6,873,711	$10,310,631

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$3,724,714	$4,427,864
Restricted Cash	3,148,997	5,882,767
Total Cash as of March 31, 2018 and 2017, respectively	$6,873,711	$10,310,631

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

No income taxes were paid or refunded during the three months ended March 31, 2018. Income taxes refunded totaled approximately $808,000 during the three months ended March 31, 2017.

Interest totaling approximately $2.9 million and $2.6 million was paid during the three months ended March 31, 2018 and 2017, respectively. No interest was capitalized during the three months ended March 31, 2018 or 2017.

In connection with the acquisition of the property in Aspen, Colorado, the tenant contributed $1.5 million of the $28.0 million purchase price at closing on February 21, 2018. The $1.5 million purchase contribution was reflected as an increase in Income Property, Land, Buildings, and Improvements and Deferred Revenue on the accompanying consolidated balance sheets as of March 31, 2018.

In connection with the construction of the beachfront restaurant leased to Cocina 214 Restaurant & Bar in Daytona Beach, Florida, the tenant contributed approximately $1.9 million of the building and tenant improvements owned by the Company through direct payments to various third-party construction vendors. The approximately $1.9 million asset contribution was reflected as an increase in Income Property, Land, Buildings, and Improvements and Deferred Revenue on the accompanying consolidated balance sheets as of March 31, 2018.

In connection with the Golf Course Land Purchase (hereinafter defined in Note 14, “Accrued and Other Liabilities”), each year the Company is obligated to pay the City an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharge paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was reflected as an increase in Golf Buildings, Improvements, and Equipment and also as an increase in Accrued and Other Liabilities on the accompanying consolidated balance sheets as of March 31, 2017.

See Accompanying Notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS

Description of Business

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own and manage thirty-six commercial real estate properties in thirteen states in the United States. As of March 31, 2018, we owned twenty-nine single-tenant and seven multi-tenant income-producing properties with approximately 2.1 million square feet of gross leasable space. We also own and manage a portfolio of undeveloped land totaling approximately 8,100 acres in the City of Daytona Beach, Florida (the “City”). As of March 31, 2018, we have two commercial loan investments including a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan and a fixed-rate first mortgage loan. We have golf operations which consist of the LPGA International Golf Club, which is managed by a third party. We also lease some of our land for eighteen billboards, have agricultural operations that are managed by a third party, which consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage Subsurface Interests (hereinafter defined). The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of operations for the interim periods.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. Any real estate entities or properties included in the consolidated financial statements have been consolidated only for the periods that such entities or properties were owned or under control by us. All inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which amends its guidance on the recognition and reporting of revenue from contracts with customers. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The Company completed its evaluation of the provisions during the year ended December 31, 2017 and determined there was no impact on the Company’s revenue recognition within the consolidated financial statements. All required disclosures relating to ASU 2014-09 have been implemented herein as required by the standard. The Company adopted ASU 2014-09 effective January 1, 2018 utilizing the modified retrospective method.

In January 2016, the FASB issued ASU 2016-01, relating to the recognition and measurement of financial assets and financial liabilities. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2016-01 effective January 1, 2018 and determined there was no material impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, which clarifies the appropriate classification of certain cash receipts and payments in the statement of cash flows. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2016-15 effective January 1, 2018 and determined there was no material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, which addresses diversity in the classification and presentation of changes in restricted cash in the statement of cash flows as operating, investing, or financing activities. The Company adopted ASU 2016-18 effective January 1, 2018 and has classified the changes in restricted cash between operating, investing, and financing in the consolidated statements of cash flows as applicable per the new guidance.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of March 31, 2018 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled approximately $3.2 million at March 31, 2018 of which approximately $184,000 is being held in escrow, to be reinvested through the like-kind exchange structure; approximately $1.5 million is being held in four separate escrow accounts related to four separate land transactions which closed in December 2013, December 2015, February 2017, and March 2018; approximately $127,000 is being held in a reserve for interest and property taxes for the $3.0 million first mortgage loan investment originated in July 2017; approximately $172,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo; and approximately $1.2 million is being held in a leasing reserve in connection with our acquisition of the property in Aspen, Colorado in February 2018.

Derivative Financial Instruments and Hedging Activity

Interest Rate Swap. In conjunction with the variable-rate mortgage loan secured by our property located in Raleigh, North Carolina leased to Wells Fargo Bank, NA (“Wells Fargo”), the Company entered into an interest rate swap to fix the interest rate (the “Interest Rate Swap”). The Company accounts for its cash flow hedging derivative in accordance with FASB ASC Topic 815-20, Derivatives and Hedging. Depending upon the hedge’s value at each balance sheet date, the derivative is included in either Other Assets or Accrued and Other Liabilities on the consolidated balance sheet at its fair value. On the date the Interest Rate Swap was entered into, the Company designated the derivative as a hedge of the variability of cash flows to be paid related to the recognized long-term debt liability.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at March 31, 2018 and December 31, 2017, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s investments in variable rate commercial loans approximates fair value at March 31, 2018 and December 31, 2017, since the floating rates of the loans reasonably approximate current market rates for notes with similar risks and maturities. The carrying value of the Company’s credit facility approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loan investment, mortgage notes, and convertible debt is measured at fair value based on current market rates for financial instruments with similar risks and maturities. See Note 6, “Fair Value of Financial Instruments.”

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

Commercial Loan Investment Impairment

For each of the Company’s commercial loans held for investment, the Company evaluates the performance of the collateral property and the financial and operating capabilities of the borrower/guarantor, in part to assess whether any deterioration in the credit has occurred, and for possible impairment of the loan. Impairment would reflect the Company’s determination that it is probable that all amounts due according to the contractual terms of the loan would not be collected. Impairment is measured based on the present value of the expected future cash flows from the loan discounted at the effective rate of the loan or the fair value of the collateral. Upon measurement of impairment, the Company would record an allowance to reduce the carrying value of the loan with a corresponding recognition of loss in the results of operations. Significant exercise of judgment is required in determining impairment, including assumptions regarding the estimate of expected future cash flows, collectability of the loan, the value of the underlying collateral and other provisions including guarantees. The Company has determined that, as of March 31, 2018 and December 31, 2017, no allowance for impairment was required.

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of tenant reimbursable expenses. Receivables related to tenant reimbursable expenses totaled approximately $813,000 and $895,000 as of March 31, 2018 and December 31, 2017, respectively.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled approximately $2.1 million and $2.2 million as of as of March 31, 2018 and December 31, 2017, respectively. As more fully described in Note 9, “Other Assets,” these accounts receivable are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015.

Trade accounts receivable primarily consist of receivables related to the golf operations, which are classified in other assets on the consolidated balance sheets. Trade accounts receivable related to golf operations, which primarily consist of amounts due from members or from private events, totaled approximately $353,000 and $349,000 as of March 31, 2018 and December 31, 2017, respectively.

The collectability of the aforementioned receivables is determined based on the aging of the receivable and a review of the specifically identified accounts using judgments. As of March 31, 2018 and December 31, 2017, no allowance for doubtful accounts was required.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations which clarified the definition of a business. Pursuant to ASU 2017-01, the acquisition of an income property subject to a lease no longer qualifies as a business combination, but rather an asset acquisition, accordingly acquisition costs have been capitalized.

Sales of Real Estate

Gains and losses on sales of real estate are accounted for as required by ASU 2014-09, Revenue from Contracts with Customers. The Company recognizes revenue from the sales of real estate when the Company transfers the promised goods and/or services in the contract based on the transaction price allocated to the performance obligations within the contract. As market information becomes available, real estate cost basis is analyzed and recorded at the lower of cost or market.

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

NOTE 2. REVENUE RECOGNITION

The Company adopted ASU 2014-09 effective January 1, 2018 utilizing the modified retrospective method.

The following table summarizes the Company’s revenue by segment, major good and/or service, and the related timing of revenue recognition for the three months ended March 31, 2018:

		Interest Income
	Income	from Commercial	Real Estate	Golf	Agriculture and	Total
	Properties	Loan Investments	Operations	Operations	Other Income	Revenues
	($000's)	($000's)	($000's)	($000's)	($000's)	($000's)

Major Good / Service:
Lease Revenue - Base Rent	$7,422	$—	$—	$—	$11	$7,433
Lease Revenue - CAM	614	—	—	—	—	614
Lease Revenue - Reimbursements	565	—	—	—	—	565
Lease Revenue - Billboards	64	—	—	—	—	64
Above / Below Market Lease Accretion	580	—	—	—	—	580
Contributed Leased Assets Accretion	10	—	—	—	—	10
Lease Incentive Amortization	(76)	—	—	—	—	(76)
Interest from Commercial Loan Investments	—	301	—	—	—	301
Land Sale Revenue	—	—	13,117	—	—	13,117
Impact Fee and Mitigation Credit Sales	—	—	116	—	—	116
Subsurface Lease Revenue	—	—	199	—	—	199
Subsurface Revenue - Other	—	—	547	—	—	547
Golf Operations	—	—	—	1,355	—	1,355
Interest and Other Revenue	27	—	—	—	—	27
Total Revenues	$9,206	$301	$13,979	$1,355	$11	$24,852

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$13,780	$1,095	$—	$14,875
Services Transferred Over Time	27	—	—	260	—	287
Over Lease Term	9,179	—	199	—	11	9,389
Commercial Loan Investment Related Revenue	—	301	—	—	—	301
Total Revenues	$9,206	$301	$13,979	$1,355	$11	$24,852

The following table summarizes the Company’s revenue by segment, major good and/or service, and the related timing of revenue recognition for the three months ended March 31, 2017:

		Interest Income
	Income	from Commercial	Real Estate	Golf	Agriculture and	Total
	Properties	Loan Investments	Operations	Operations	Other Income	Revenues
	($000's)	($000's)	($000's)	($000's)	($000's)	($000's)

Major Good / Service:
Lease Revenue - Base Rent	$5,554	$—	$—	$—	$11	$5,565
Lease Revenue - CAM	499	—	—	—	—	499
Lease Revenue - Reimbursements	420	—	—	—	—	420
Lease Revenue - Billboards	61	—	—	—	—	61
Above / Below Market Lease Accretion	531	—	—	—	—	531
Interest from Commercial Loan Investments	—	537	—	—	—	537
Land Sale Revenue	—	—	28,707	—	—	28,707
Revenue from Reimbursement of Infrastructure Costs	—	—	320	—	—	320
Impact Fee and Mitigation Credit Sales	—	—	216	—	—	216
Subsurface Lease Revenue	—	—	199	—	—	199
Subsurface Revenue - Other	—	—	32	—	—	32
Golf Operations	—	—	—	1,475	—	1,475
Timber Sales Revenue	—	—	—	—	143	143
Interest and Other Revenue	8	—	—	—	—	8
Total Revenues	$7,073	$537	$29,474	$1,475	$154	$38,713

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$28,955	$1,232	$143	$30,330
Services Transferred Over Time	8	—	320	243	—	571
Over Lease Term	7,065	—	199	—	11	7,275
Commercial Loan Investment Related Revenue	—	537	—	—	—	537
Total Revenues	$7,073	$537	$29,474	$1,475	$154	$38,713

NOTE 3. INCOME PROPERTIES

During the three months ended March 31, 2018, the Company acquired one single-tenant income property for a purchase price of $28.0 million, or an acquisition cost of approximately $29.0 million including capitalized acquisition costs. Of the total acquisition cost, approximately $12.0 million was allocated to land, approximately $15.0 million was allocated to buildings and improvements, approximately $2.8 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees and above market lease value, and approximately $0.8 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was approximately 20.0 years at acquisition. The property acquired during the three months ended March 31, 2018 is described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Property Acres	Purchase Price	Percentage Leased	Remaining Lease Term (in years)
Master Tenant for Commercial Building	Single-Tenant	Aspen, Colorado	02/21/18	19,596	0.18	$28,000,000	100%	20.0

In conjunction with the closing of the property in Aspen, Colorado, the master tenant contributed approximately $1.5 million of the purchase price, resulting in a net cash investment by the Company of approximately $26.5 million. The $1.5 million purchase price contribution is reflected as deferred revenue and will be accreted into income property rental revenue over the term of the lease.

As more fully described in Note 5, “Land and Subsurface Interests,” in January 2018, construction was completed and the leases commenced on two restaurant properties on the Company’s six-acre beachfront parcel. The tenants, LandShark Bar & Grill and Cocina 214 Restaurant & Bar, both commenced operations in January 2018.

Four income properties were disposed of during the three months ended March 31, 2018. On March 26, 2018, the Company sold its four self-developed, multi-tenant office properties located in Daytona Beach, Florida for approximately $11.4 million (the “Self-Developed Properties Sale”). The sale included the 22,012 square-foot Concierge office building, the 30,720 square-foot Mason Commerce Center comprising two office buildings, and the 15,360 Williamson Business Park office building. The gain on the sale totaled approximately $3.7 million, or approximately $0.49 per share, after tax. The Company utilized the proceeds to fund a portion of the previously acquired income property located near Portland, Oregon leased to Wells Fargo, through a reverse 1031 like-kind exchange structure. As part of the transaction, the Company entered into a lease of its approximately 7,600 square foot office space in Williamson Business Park for approximately 5 years at a market rental rate.

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

NOTE 4. COMMERCIAL LOAN INVESTMENTS

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

As of March 31, 2018, the Company owned two performing commercial loan investments which have an aggregate outstanding principal balance of approximately $12.0 million. These loans are secured by real estate located in Daytona Beach Shores, Florida and Sarasota, Florida, and have an average remaining maturity of approximately 0.2 years and a weighted average interest rate of 9.7%.

The portion of the Company’s commercial loan investment portfolio held for investment was comprised of the following at March 31, 2018:

	Date of	Maturity	Original Face	Current Face	Carrying
Description	Investment	Date	Amount	Amount	Value	Coupon Rate
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2018	$8,960,467	$8,960,467	$8,960,467	30 ‑day LIBOR plus 7.50%
First Mortgage – Land Parcel, Daytona Beach, FL	July 2017	July 2018	3,000,000	3,000,000	2,979,992	11.00%
Total			$11,960,467	$11,960,467	$11,940,459

The carrying value of the commercial loan investment portfolio at March 31, 2018 consisted of the following:

Total
Current Face Amount	$11,960,467
Unamortized Fees	—
Unaccreted Origination Fees	(20,008)
Total Commercial Loan Investments	$11,940,459

The Company’s commercial loan investment portfolio was comprised of the following at December 31, 2017:

	Date of	Maturity	Original Face	Current Face	Carrying
Description	Investment	Date	Amount	Amount	Value	Coupon Rate
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2018	$8,960,467	$8,960,467	$8,960,467	30 ‑day LIBOR plus 7.50%
First Mortgage – Land Parcel, Daytona Beach, FL	July 2017	July 2018	3,000,000	3,000,000	2,965,232	11.00%
Total			$11,960,467	$11,960,467	$11,925,699

The carrying value of the commercial loan investment portfolio at December 31, 2017 consisted of the following:

Total
Current Face Amount	$11,960,467
Unamortized Fees	—
Unaccreted Origination Fees	(34,768)
Total Commercial Loan Investments	$11,925,699

NOTE 5. LAND AND SUBSURFACE INTERESTS

As of March 31, 2018, the Company owned approximately 8,100 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Currently, the majority of this land is used for agricultural purposes. As of May 1, 2018, approximately 74% of this acreage, or approximately 6,000 acres, is under contract to be sold. Approximately 1,100 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 7,000 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,100 acres, primarily an 850-acre parcel and three smaller parcels, which are located further west of Interstate 95 and a few miles north of Interstate 4 that is generally well suited for industrial purposes.

Real estate operations revenue consisted of the following for the three months ended March 31, 2018 and 2017, respectively:

	March 31, 2018	March 31, 2017
Revenue Description	($000's)	($000's)
Land Sales Revenue	$13,117	$28,707
Revenue from Reimbursement of Infrastructure Costs	—	320
Impact Fee and Mitigation Credit Sales	116	216
Subsurface Revenue	746	231
Total Real Estate Operations Revenue	$13,979	$29,474

Land Sales. During the three months ended March 31, 2018, a total of approximately 34.9 acres were sold for approximately $13.9 million, as described below:

					Gross Sales		Gain
			Date of	No. of	Price	Price	on Sale (1)
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Buc-ee's	East of I-95	03/16/18	34.9	$13,948	$400,000	$11,926
				34.9	$13,948	$400,000	$11,926

(1)The gain recognized during the three months ended March 31, 2018 on the Buc-ee’s sale totaling approximately $11.9 million excludes approximately $831,000 held in an escrow reserve related to the portion of the acreage sold for which the Company remains obligated to perform wetlands mitigation. The Company expects to recognize the remaining gain of approximately $831,000 upon completion of the mitigation work. See Note 15, “Deferred Revenue”.

During the three months ended March 31, 2017, a total of approximately 1,587.4 acres were sold for approximately $28.7 million as described below:

					Gross Sales		Gain
			Date of	No. of	Price	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Minto Communities, LLC	West of I-95	02/10/17	1,581.0	$27,151	$17,000	$20,041
2	Commercial	East of I-95	03/22/17	6.4	1,556	245,000	11
				1,587.4	$28,707	$18,000	$20,052

Pipeline. For a description of our land which is currently under contract, see the land pipeline in Note 18, “Commitment and Contingencies.”

Land Impairments. There were no impairment charges related to the Company’s undeveloped land during the three months ended March 31, 2018 or 2017.

Beachfront Development. During the three months ended March 31, 2018, the Company completed the construction of two single-tenant restaurants located on the Company’s six-acre beachfront property with a cost basis of approximately $11.7 million, which was included in Land and Development Costs on the Company’s consolidated balance sheet as of December 31, 2017. The total cost of construction was approximately $6.8 million. Upon completion of the construction and commencement of the tenant leases (described herein), the total basis of approximately $18.5 million was transferred to Income Properties, Land, Buildings, and Improvements from Land and Development Costs and Construction in Process on the Company’s consolidated balance sheets. The Company’s 15-year lease agreement with the operator of LandShark Bar & Grill, for the approximately 6,264 square foot restaurant property includes annual rent based on a percentage of the tenant’s net operating income (“NOI”) until the Company has received its investment basis in the property and thereafter, the Company will receive a lower percentage of the tenant’s NOI during the remaining lease term. The Company’s 15-year lease agreement with the tenant, Cocina 214 Restaurant & Bar, for the second restaurant property includes annual rent equal to the greater of $360,000 per year or a certain percentage of gross sales and also provides for additional percentage rent upon the achievement of certain gross sales thresholds.

Daytona Beach Development. We may selectively acquire other real estate in the downtown and beachside areas of Daytona Beach, Florida. We may target either vacant land or land with existing structures that we would demolish and develop into additional income properties. During the three months ended March 31, 2018, the Company acquired a 3-

acre parcel of land with existing structures in downtown Daytona Beach, Florida for a purchase price of approximately $2.0 million. We intend to pursue the potential redevelopment of this parcel, which is located nearly adjacent to the location of the new headquarters of Brown & Brown, Inc. (NYSE: BRO) along with certain other adjacent land parcels, some of which we have under contract for purchase. We intend for our investments in the Daytona Beach area to target opportunistic acquisitions of select catalyst sites, which are typically distressed, with an objective of having short investment horizons. We may seek to partner with developers to develop the site we acquired in March and any other sites we acquire rather than self-develop the properties.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $214,000 and mitigation credits with a cost basis of approximately $600,000 for a combined total of approximately $814,000 as of March 31, 2018. During the three months ended March 31, 2018, the Company transferred mitigation credits with a basis of approximately $124,000 to the land acquired by Buc-ee’s. During the three months ended March 31, 2018 and 2017, the Company received cash payments of approximately $116,000 and $217,000, respectively, for impact fees with a cost basis that was generally of equal value. Additionally, during the three months ended March 31, 2018, impact fees with a cost basis of approximately $72,000 were transferred to the beachfront restaurant leased to LandShark Bar & Grill.

As of December 31, 2017, the Company owned impact fees with a cost basis of approximately $402,000 and mitigation credits with a cost basis of approximately $723,000 for a combined total of approximately $1.1 million.

Subsurface Interests. As of March 31, 2018, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 461,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

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

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For both the three months ended March 31, 2018 and 2017, lease income of approximately $199,000 was recognized. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2018 or, if extended, the terms or conditions of such extension.

During the three months ended March 31, 2018 and 2017, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $32,000 and $31,000, during the three months ended March 31, 2018 and 2017, respectively.

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

During the three months ended March 31, 2018, the Company completed a transaction releasing our surface entry rights on approximately 600 acres in exchange for approximately $185,000 in cash and fee title to approximately 40 additional acres in Hendry County, valued at approximately $320,000. Including the non-cash value received, the gain from the transaction totaled approximately $435,000, or $0.06 per share, after tax. The Company expects to utilize the proceeds from this sale to acquire an income property through the 1031 like-kind exchange structure. There were no releases of surface entry rights during the three months ended March 31, 2017.

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and Cash Equivalents - Level 1	$3,724,714	$3,724,714	$6,559,409	$6,559,409
Restricted Cash - Level 1	3,148,997	3,148,997	6,508,131	6,508,131
Commercial Loan Investments - Level 2	11,940,459	12,004,452	11,925,699	12,015,628
Long-Term Debt - Level 2	199,259,588	202,499,885	195,816,364	200,000,776

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

The following table presents the fair value of assets measured on a recurring basis by Level as of March 31, 2018:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	3/31/2018	Assets (Level 1)	(Level 2)	(Level 3)

Cash Flow Hedge - Interest Rate Swap	$844,796	$—	$844,796	$—
Total	$844,796	$—	$844,796	$—

The following table presents the fair value of assets measured on a recurring basis by Level as of December 31, 2017:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2017	Assets (Level 1)	(Level 2)	(Level 3)

Cash Flow Hedge - Interest Rate Swap	$606,621	$—	$606,621	$—
Total	$606,621	$—	$606,621	$—

NOTE 7. INTANGIBLE LEASE ASSETS AND LIABILITIES

Intangible lease assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values.

Intangible lease assets and liabilities consisted of the following as of March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018	December 31, 2017
Intangible Lease Assets:
Value of In-Place Leases	$38,046,241	$36,827,226
Value of Above Market In-Place Leases	2,966,322	2,966,322
Value of Intangible Leasing Costs	12,004,653	10,405,135
Sub-total Intangible Lease Assets	53,017,216	50,198,683
Accumulated Amortization	(12,918,170)	(11,440,624)
Sub-total Intangible Lease Assets—Net	40,099,046	38,758,059
Intangible Lease Liabilities (included in accrued and other liabilities):
Value of Below Market In-Place Leases	(36,109,518)	(35,312,017)
Sub-total Intangible Lease Liabilities	(36,109,518)	(35,312,017)
Accumulated Amortization	6,245,766	5,541,576
Sub-total Intangible Lease Liabilities—Net	(29,863,752)	(29,770,441)
Total Intangible Assets and Liabilities—Net	$10,235,294	$8,987,618

The following table reflects the amortization of intangible assets and liabilities during the three months ended March 31, 2018 and 2017:

	Three Months	Three Months
	Ended	Ended
	3/31/2018	3/31/2017
	($000's)	($000's)
Depreciation and Amortization Expense	$1,353	$1,089
Increase to Income Properties Revenue	(580)	(532)
Net Amortization of Intangible Assets and Liabilities	$773	$557

The estimated future amortization and accretion of intangible lease assets and liabilities is as follows:

		Future Accretion	Net Future
	Future	to Income	Amortization of
	Amortization	Property	Intangible Assets
Year Ending December 31,	Amount	Revenue	and Liabilities
Remainder of 2018	$4,110,921	$(1,735,020)	$2,375,901
2019	5,452,670	(2,299,476)	3,153,194
2020	5,011,249	(2,232,748)	2,778,501
2021	3,320,813	(2,383,602)	937,211
2022	2,702,885	(2,454,763)	248,122
2023	2,359,734	(2,463,234)	(103,500)
Thereafter	15,159,268	(14,313,403)	845,865
Total	$38,117,540	$(27,882,246)	$10,235,294

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

There were no impairment charges during the three months ended March 31, 2018 and 2017.

NOTE 9. OTHER ASSETS

Other assets consisted of the following:

	As of
	March 31, 2018	December 31, 2017
Income Property Tenant Receivables	$812,542	$895,476
Income Property Straight-line Rent Adjustment	2,930,325	2,517,195
Income Property Lease Incentive	2,621,069	2,696,678
Interest Receivable from Commercial Loan Investments	39,299	38,078
Cash Flow Hedge - Interest Rate Swap	844,796	606,621
Infrastructure Reimbursement Receivables	2,110,573	2,213,305
Golf Operations Receivables	352,968	349,220
Deferred Deal Costs	564,574	480,257
Prepaid Expenses, Deposits, and Other	3,149,238	3,174,299
Total Other Assets	$13,425,384	$12,971,129

Income Property Lease Incentive. As of March 31, 2018, the Income Property Lease Incentive of approximately $2.6 million relates to a tenant improvement allowance provided to Hilton Grand Vacations in conjunction with the extension of their leases of two buildings from November 30, 2021 to November 30, 2026 which will be recognized as an offset to rental revenue over the remaining term of the leases.

Infrastructure Reimbursement Receivables. As of March 31, 2018 and December 31, 2017, the Infrastructure Reimbursement Receivables were all related to the land sales within the Tomoka Town Center. The balance as of March 31, 2018 consisted of approximately $1.6 million due from Tanger for infrastructure reimbursement to be repaid in nine  remaining annual installments of $175,000, net of a discount of approximately $167,000, and approximately $770,000 due from Sam’s Club for infrastructure reimbursement to be repaid in seven remaining annual installments of $110,000, net of a discount of approximately $72,000.

Deferred Deal Costs. Deferred Deal Costs represent legal costs incurred in advance of the potential execution of and/or closing of a contract for the disposition of assets, primarily land sales. The costs are deferred and expensed at the time the transaction closes or at the time it becomes evident that the transaction will not be completed.

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

	Three Months Ended
	March 31, 2018	March 31, 2017
Income Available to Common Shareholders:
Net Income	$10,912,299	$12,746,392
Weighted Average Shares Outstanding	5,530,864	5,602,137
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	31,036	21,277
Total Shares Applicable to Diluted Earnings Per Share	5,561,900	5,623,414

Per Share Information:
Basic
Net Income	$1.97	$2.28

Diluted
Net Income	$1.96	$2.27

The effect of 15,000 and 77,750 potentially dilutive securities was not included for the three months ended March 31, 2018 and 2017, respectively, as the effect would be anti-dilutive.

The Company intends to settle its 4.50% Convertible Senior Notes due 2020 (the “Convertible Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the current conversion price of $68.68. The average price of our common stock during the three months ended March 31, 2018 and 2017 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

NOTE 11. TREASURY STOCK

In the first quarter of 2017, the Company announced a $10 million stock repurchase program (the “$10 Million Repurchase Program”) under which approximately $4.6 million of the Company’s common stock had been repurchased as of December 31, 2017. No additional repurchases were made during the three months ended March 31, 2018.

NOTE 12. LONG-TERM DEBT

As of March 31, 2018, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility	$73,100,230	September 2021	30 ‑day LIBOR plus 1.50% -2.20%
Mortgage Note Payable (originated with Wells Fargo) (1)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (2)	25,000,000	April 2021	30 ‑day LIBOR plus 1.90%
4.50% Convertible Senior Notes due 2020, net of discount	75,000,000	March 2020	4.500%
Total Long-Term Face Value Debt	$203,100,230

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

At March 31, 2018, the current commitment level under the Credit Facility was $130.0 million. The available borrowing capacity under the Credit Facility was approximately $54.9 million, based on the level of borrowing base assets. As of March 31, 2018, the Credit Facility had a $73.1 million balance outstanding.

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

Convertible Debt. The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. Since July of 2016, when the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend, the conversion rate has been adjusted with each successive quarterly dividend and is currently, after the first quarter 2018 dividend, equal to 14.5606 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.68 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Convertible Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Convertible Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the Convertible Notes prior to the stated maturity date and no sinking fund is provided for the Convertible Notes. The Convertible Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Convertible Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Convertible Notes. As of March 31, 2018, the unamortized debt discount of our Convertible Notes was approximately $2.6 million.

Long-term debt as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018		December 31, 2017
		Due Within		Due Within
	Total	One Year	Total	One Year
Credit Facility	$73,100,230	$—	$70,000,000	$—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—	30,000,000	—
Mortgage Note Payable (originated with Wells Fargo)	25,000,000	—	25,000,000	—
4.50% Convertible Senior Notes due 2020, net of discount	72,386,077	—	72,075,295	—
Loan Costs, net of accumulated amortization	(1,226,719)	—	(1,258,931)	—
Total Long-Term Debt	$199,259,588	$—	$195,816,364	$—

Payments applicable to reduction of principal amounts as of March 31, 2018 will be required as follows:

Year Ending December 31,	Amount
2019	$—
2020	75,000,000
2021	98,100,230
2022	—
2023	—
Thereafter	30,000,000
Total Long-Term Debt - Face Value	$203,100,230

The carrying value of long-term debt as of March 31, 2018 consisted of the following:

Total
Current Face Amount	$203,100,230
Unamortized Discount on Convertible Debt	(2,613,923)
Loan Costs, net of accumulated amortization	(1,226,719)
Total Long-Term Debt	$199,259,588

The following table reflects a summary of interest expense incurred and paid during the three months ended March 31, 2018 and 2017:

	Three Months	Three Months
	Ended	Ended
	3/31/2018	3/31/2017
	($000's)	($000's)
Interest Expense	$2,100	$1,657
Amortization of Loan Costs	150	113
Amortization of Discount on Convertible Notes	311	292
Total Interest Expense	$2,561	$2,062

Total Interest Paid	$2,899	$2,550

The Company was in compliance with all of its debt covenants as of March 31, 2018 and December 31, 2017.

NOTE 13. INTEREST RATE SWAP

The Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the $25.0 million mortgage note payable as discussed in Note 12, “Long-Term Debt.” During the three months ended March 31, 2018, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income. As of March 31, 2018, the fair value of our interest rate swap agreement, which was a gain of approximately $845,000, was included in other assets on the consolidated balance sheets. The interest rate swap was effective on April 7, 2016 and matures on April 7, 2021. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $25.0 million to a rate of 3.17%.

NOTE 14. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	March 31, 2018	December 31, 2017
Golf $1 Round Surcharge	$630,000	$700,000
Accrued Property Taxes	544,127	66,909
Tenant Leasing Reserve Escrow	1,187,480	—
Reserve for Tenant Improvements	544,702	3,302,831
Accrued Construction Costs	339,760	1,360,950
Accrued Interest	396,217	1,194,681
Environmental Reserve and Restoration Cost Accrual	833,320	866,936
Other	1,591,776	2,668,219
Total Accrued and Other Liabilities	$6,067,382	$10,160,526

Golf $1 Round Surcharge. On January 24, 2017, the Company acquired the land and improvements comprising the golf courses, previously leased from the City, for approximately $1.5 million (the “Golf Course Land Purchase”). In connection with the Golf Course Land Purchase,  each year the Company is obligated to pay the City additional consideration in the amount of an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompany consolidated balance sheets. The first annual payment was made in January 2018 leaving a remaining commitment of approximately $630,000 as of March 31, 2018.

Tenant Leasing Reserve Escrow. In connection with the acquisition of the property in Aspen, Colorado on February 21, 2018, the master tenant funded approximately $2.25 million at closing which is being held by the Company in a leasing reserve. During the three months ended March 31, 2018 eligible costs totaling approximately $1.1 million were funded from the escrow account which included approximately $935,000 of the Company’s costs incurred related to the property acquisition and approximately $128,000 in base rent payments, leaving a remaining escrow balance of approximately $1.2 million. The balance can be used for eligible costs which, pursuant to the lease, include rent payments up to a maximum of $1.0 million and taxes, insurance, leasing commissions, tenant improvements, or other third-party operating expenses incurred in connection with the operation of the property.

Reserve for Tenant Improvements. The reduction of the balance during the three months ended March 31, 2018 represents the payment of approximately $2.7 million for a tenant improvement allowance provided to Hilton Grand Vacations in conjunction with the extension of their leases of two buildings from November 30, 2021 to November 30, 2026 which was accrued for as of December 31, 2017. In connection with the acquisition on April 28, 2017 of the property in Tampa, Florida leased to LA Fitness, the Company was credited approximately $400,000 at closing for certain tenant improvements. As of March 31, 2018, no amounts have been completed and funded related to the LA Fitness property, which comprises the majority of the approximately $545,000 reserve for tenant improvements.

Environmental Reserve. During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to be between approximately $500,000 and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $500,000 accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. During the fourth quarter of 2017, the Company made an additional accrual of approximately $51,000 for the second year of monitoring as the low end of the original range of estimated costs was increased for the amount of monitoring now anticipated. Since the total accrual of approximately $661,000 was made, approximately $528,000 in costs have been incurred through March 31, 2018, leaving a remaining accrual of approximately $133,000.

Restoration Accrual. As part of the resolution of a regulatory matter pertaining to the Company’s prior agricultural activities on certain of the Company’s land located in Daytona Beach, Florida, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible wetlands restoration costs for approximately 148.4 acres within such land, and such estimated costs were included on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. The final proposal for restoration work was received during the second quarter of 2016 which totaled approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was recorded during the second quarter of 2016. The Company funded approximately $1.3 million of the total $2.0 million of estimated costs through the period ended March 31, 2018, leaving a remaining accrual of approximately $700,000. This matter is more fully described in Note 18 “Commitments and Contingencies.”

NOTE 15. DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	March 31, 2018	December 31, 2017
Deferred Oil Exploration Lease Revenue	$386,767	$585,675
Deferred Revenue on Land Sales	831,320	—
Prepaid Rent	1,004,206	1,126,408
Tenant Contributions	4,312,578	—
Other Deferred Revenue	301,616	318,376
Total Deferred Revenue	$6,836,487	$2,030,459

Deferred Oil Exploration Lease Revenue. On October 11, 2017, the Company received an approximate $807,000 rent payment for the seventh year of the Company’s thirteen-year oil exploration lease, which is being recognized ratably over the twelve-month lease period ending in September 2018. The oil exploration lease is more fully described in Note 5 “Land and Subsurface Interests.”

Deferred Revenue on Land Sales. In conjunction with the land sale to Buc-ee’s in March 2018, the Company funded an escrow account for approximately $831,000 related to the portion of the acreage sold for which the Company remains obligated to perform wetlands mitigation. As a result of the Company’s continuing obligation, approximately $831,000 of the sales price collected at closing was deferred and the revenue will be recognized upon the Company’s performance of the obligation.

Tenant Contributions. In connection with the acquisition of the property in Aspen, Colorado, the master tenant contributed $1.5 million of the $28.0 million purchase price at closing on February 21, 2018. Additionally, the master tenant funded, from its leasing reserve escrow, approximately $935,000 of the Company’s acquisition-related costs. The aggregate contributions related to the Company’s total acquisition cost of approximately $29.0 million will be recognized into income property rental revenue over the remaining term of the lease.

In connection with the construction of the beachfront restaurant leased to Cocina 214 Restaurant & Bar in Daytona Beach, Florida, the tenant contributed approximately $1.9 million of the building and tenant improvements owned by the Company through direct payments to various third-party construction vendors. The approximately $1.9 million asset contribution will be recognized into income property rental revenue over the remaining term of the lease.

NOTE 16. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the three months ended March 31, 2018, is presented below:

	Shares		Vested /			Shares
	Outstanding	Granted	Exercised	Expired	Forfeited	Outstanding
Type of Award	at 1/1/2018	Shares	Shares	Shares	Shares	at 3/31/2018
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	12,635	15,445	—	—	—	28,080
Equity Classified - Market Condition Restricted Shares - Stock Price Vesting	29,750	—	(7,750)	—	—	22,000
Equity Classified - Three Year Vest Restricted Shares	37,390	17,712	(18,883)	—	—	36,219
Equity Classified - Non-Qualified Stock Option Awards	90,000	—	—	—	—	90,000
Total Shares	169,775	33,157	(26,633)	—	—	176,299

Amounts recognized in the consolidated financial statements related to stock compensation are as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017

Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$467,271	$353,579

Income Tax Expense Recognized in Income	$(118,430)	$(136,393)

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

On February 3, 2017, the Company awarded to certain employees 12,635 Performance Shares under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). The Performance Shares awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of Performance Shares awarded. The number of shares of common stock so vesting will be determined based on the Company’s total shareholder return as compared to the total shareholder return of a certain peer group during a three-year performance period commencing on January 1, 2017 and ending on December 31, 2019.

On January 24, 2018, the Company awarded to certain employees 15,445 Performance Shares under the 2010 Plan. The Performance Shares awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of Performance Shares awarded. The number of shares of common stock so vesting will be determined based on the Company’s total shareholder return as compared to the total shareholder return of a certain peer group during a three-year performance period commencing on January 1, 2018 and ending on December 31, 2020.

Pursuant to amendments to the employment agreements and certain restricted share award agreements entered into by the Company on August 4, 2017, the restricted shares granted thereunder, if they are subject to performance-based vesting conditions, will fully vest following a change in control only if the executive’s employment is terminated without cause or if the executive resigns for good reason (as such terms are defined in the executive’s employment agreement), in each case, at any time during the 24-month period following the change in control (as defined in the executive’s employment agreement).

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

A summary of activity during the three months ended March 31, 2018, is presented below:

		Wtd. Avg.
Performance Shares with Market Conditions	Shares	Fair Value
Outstanding at January 1, 2018	12,635	$55.66
Granted	15,445	74.99
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2018	28,080	$66.29

As of March 31, 2018, there was approximately $1.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to Performance Share awards, which will be recognized over a remaining weighted average period of 2.5 years.

Market Condition Restricted Shares – Stock Price Vesting

“Inducement” grants of 96,000 and 17,000 shares of restricted Company common stock were awarded to John P. Albright and Mark E. Patten in 2011 and 2012, respectively. Mr. Albright’s restricted shares were granted outside of the 2010 Plan while Mr. Patten’s restricted shares were awarded under the 2010 Plan. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of Mr. Albright’s restricted stock under this award. The restricted shares were to vest in six increments based upon the price per share of the Company’s common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause) meeting or exceeding the target trailing sixty-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares were to fail to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares would have been forfeited. The first four increments of Mr. Albright’s awards vested, while the remaining 32,000 unvested “inducement” grant restricted shares, for the $60 and $65 price increments, awarded to Mr. Albright in 2011, expired without vesting on August 1, 2017. As of March 31, 2018, all six increments of Mr. Patten’s grants had vested.

Additional grants of 2,500 and 3,000 shares of restricted Company common stock were awarded to Daniel E. Smith and Steven R. Greathouse under the 2010 Plan, during the fourth quarter of 2014 and the first quarter of 2015, respectively. The restricted shares were to vest in two increments based upon the price per share of Company common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices of $60 per share and $65 per share for the two increments. If any increment of the restricted shares were to fail to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares would have been forfeited. As of March 31, 2018, both increments of Mr. Smith’s and Mr. Greathouse’s awards had vested.

A grant of 94,000 shares of restricted Company common stock was awarded to Mr. Albright under the 2010 Plan during the second quarter of 2015 under a new five-year employment agreement. On February 26, 2016, 72,000 of these shares were surrendered due to an over-grant by the Company, of which 4,000 were re-granted on February 26, 2016 with identical terms of the surrendered restricted stock and 68,000 were permanently surrendered. The 26,000 shares of restricted Company common stock outstanding from these grants were to vest in four increments based upon the price per share of Company common stock during the term of his employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices ranging from $60 and $65 per share for the first two increments of 2,000 shares each, $70 per share for the third increment of 18,000 shares, and $75 per share for the fourth increment of 4,000 shares. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to January 28, 2021, that increment of the restricted shares will be forfeited. As of March 31, 2018, the first two increments of this award had vested.

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

A summary of the activity for these awards during the three months ended March 31, 2018, is presented below:

		Wtd. Avg.
Market Condition Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2018	29,750	$39.07
Granted	—	—
Vested	(7,750)	31.58
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2018	22,000	$41.71

As of March 31, 2018, there is no unrecognized compensation cost related to market condition restricted stock.

Three Year Vest Restricted Shares

On January 22, 2014, the Company granted to certain employees 14,500 shares of restricted Company common stock under the 2010 Plan. One-third of the restricted shares vested on each of the first, second, and third anniversaries of the grant date, provided the grantee was an employee of the Company on those dates.

On January 28, 2015, the Company granted to certain employees, which did not include Mr. Albright, 11,700 shares of restricted Company common stock under the 2010 Plan. Additionally, on February 9, 2015, the Company granted 8,000 shares of restricted Company common stock to Mr. Albright under the 2010 Plan. One-third of both awards of restricted shares vested on each of the first, second, and third anniversaries of the January 28, 2015 grant date, provided the grantee was an employee of the Company on those dates.

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

On January 24, 2018, the Company granted to certain employees 17,712 shares of restricted Company common stock under the 2010 Plan. One-third of the restricted shares will vest on each of the first, second, and third anniversaries of January 28, 2018 provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control.

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

The Company’s determination of the fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date, less the present value of expected dividends during the vesting period. Compensation cost is recognized on a straight-line basis over the vesting period.

A summary of activity during the three months ended March 31, 2018, is presented below:

		Wtd. Avg.
		Fair Value
Three Year Vest Non-Vested Restricted Shares	Shares	Per Share
Outstanding at January 1, 2018	37,390	$51.39
Granted	17,712	65.33
Vested	(18,883)	51.57
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2018	36,219	$58.12

As of March 31, 2018, there was approximately $1.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three-year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 2.20 years.

Non-Qualified Stock Option Awards

Pursuant to the Non-Qualified Stock Option Award Agreements between the Company and Messrs. Albright, Patten, and Smith, each of these Company employees was granted an option to purchase 50,000, 10,000, and 10,000 shares of Company common stock, in 2011, 2012, and 2014, respectively, under the 2010 Plan, with an exercise price per share equal to the fair market value on their respective grant dates. One-third of the options vested on each of the first, second, and third anniversaries of their respective grant dates, provided the recipient was an employee of the Company on those dates. In addition, any unvested portion of the options will vest upon a change in control. The options expire on the earliest of: (a) the tenth anniversary of the grant date; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

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

On May 20, 2015, the Company granted to Mr. Albright an option to purchase 40,000 shares of the Company’s common stock under the 2010 Plan, with an exercise price of $55.62. On February 26, 2016, this option was surrendered and an option to purchase 40,000 shares was granted on February 26, 2016 with identical terms. One-third of the option vested immediately and the remaining two-thirds vested on January 28, 2017 and January 28, 2018. The option expires on the earliest of: (a) January 28, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

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

A summary of the activity for the awards during the three months ended March 31, 2018, is presented below:

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Non-Qualified Stock Option Awards	Shares	Ex. Price	(Years)	Value
Outstanding at January 1, 2018	90,000	$52.71
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2018	90,000	$52.71	6.73	$912,900
Exercisable at January 1, 2018	73,000	$51.94	6.88	$843,968
Exercisable at March 31, 2018	86,600	$52.52	6.71	$894,846

A summary of the non-vested options for these awards during the three months ended March 31, 2018, is presented below:

		Fair Value
		of Shares
Non-Qualified Stock Option Awards	Shares	Vested
Non-Vested at January 1, 2018	17,000
Granted	—
Vested	(13,600)	$756,432
Expired	—
Forfeited	—
Non-Vested at March 31, 2018	3,400

No options were granted during the three months ended March 31, 2018. No options were exercised during the three months ended March 31, 2018. As of March 31, 2018, there was approximately $18,000 of unrecognized compensation related to non-qualified, non-vested stock option awards, which will be recognized over a remaining weighted average period of 0.3 years.

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

NOTE 17. INCOME TAXES

The Company’s effective income tax rate was 24.4% and 38.7% for the three months ended March 31, 2018 and 2017, respectively, with the reduction being primarily attributable to the reduction in the Federal corporate tax rate from 35% to 21% resulting from the Tax Cuts and Jobs Act effective January 1, 2018. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. There were no discrete events during the three months ended March 31, 2018 or 2017.

The Company files a consolidated income tax return in the United States Federal jurisdiction and the states of Arizona, Colorado, California, Florida, Illinois, Georgia, Maryland, Massachusetts, North Carolina, Oregon, Texas, Virginia and Washington. The Internal Revenue Service has audited the federal tax returns through the year 2012, with all proposed adjustments settled. The Florida Department of Revenue has audited the Florida tax returns through the year 2014, with all proposed adjustments settled. The Company recognizes all potential accrued interest and penalties to unrecognized tax benefits in income tax expense.

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

On April 5, 2018, a complaint was filed in the United States District Court for the Eastern District of New York (the “Complaint”) which alleges that certain aspects of Proposal 4 (the “Equity Plan Proposal”) contained in the Company’s Notice of Annual Meeting of Shareholders and 2018 Proxy Statement filed with the SEC on March 12, 2018 (the “2018 Proxy Statement”) do not comply with the disclosure requirements for proxy statements pursuant to SEC regulations. The Complaint alleges that the Equity Plan Proposal does not state the number of participants, employees, and nonemployee directors of the Company and its subsidiaries who may be eligible to participate in the Company’s equity incentive plan (the “CTO Equity Plan”). The Complaint seeks injunctive relief and an award of attorney’s fees and expenses. While the Company believes the 2018 Proxy Statement is compliant with applicable SEC disclosure rules and that the Complaint is without merit, the Company voluntarily made a supplemental disclosure in its additional proxy materials reiterating that the Company currently has 14 employees and 7 nonemployee directors, and that the Company’s subsidiaries have no employees, and therefore the total number of persons currently eligible to receive equity awards under the CTO Equity Plan is 21.

Contractual Commitments – Expenditures

In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23-acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500. The Company’s commitment to fund the improvement costs benefiting the remaining acres of Company land can be paid over five years from sales of the remaining land or at the end of the fifth year. In 2013 the Company deposited $283,500 of cash in escrow related to the improvements, which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of March 31, 2018 was approximately $288,000, including accrued interest. Accordingly, as of March 31, 2018, the remaining maximum commitment is approximately $689,000.

In conjunction with the Company’s sale of approximately 18.1 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of March 31, 2018 was approximately $125,000, including accrued interest. Accordingly, the Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s land parcel is approximately $125,000, to be paid from escrow upon completion.

During April of 2018, the Company executed a contract with a third-party to complete tenant improvements at The Grove at Winter Park property in Winter Park, Florida for a total of approximately $626,000. The Company has not incurred any of these costs as of March 31, 2018, leaving a remaining commitment of approximately $626,000.

In connection with the Golf Course Land Purchase, each year the Company is obligated to pay the City additional consideration in the amount of an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompany consolidated balance sheets during the year ended December 31, 2017. The first annual payment of $70,000 was made in January of 2018, leaving a remaining commitment of $630,000 as of March 31, 2018.

Contractual Commitments – Land Pipeline

On April 16, 2018, the Company executed an agreement with funds and accounts managed by an investment advisory subsidiary of BlackRock Inc. (“BlackRock”) to sell, for $15.3 million, an approximately 70% interest in a to-be-formed mitigation bank joint venture, comprising approximately 2,500 acres of land. Closing is contingent on applicable permitting for a wetlands mitigation bank, which is expected to occur during the second quarter of 2018.

As of May 1, 2018, the Company’s pipeline of potential land sales transactions included the following seventeen potential transactions with fifteen different buyers, representing approximately 6,000 acres or approximately 74% of our land holdings:

		No. of	Amount	Price	Estimated
	Transaction (Buyer)	Acres	($000's)	per Acre	Timing
1	Commercial/Retail - O'Connor - East of I-95 (2)	123	$29,250	$238,000	'18 - '19
2	Residential (AR) - Minto Communities - West of I-95	1,614	26,500	16,000	Q4 '18
3	Residential (SF) - ICI Homes - West of I-95	1,016	21,000	21,000	'19
4	Mitigation Bank - BlackRock - West of I-95 (1)	2,492	15,300	6,000	Q2 '18
5	Mixed-Use Retail - North American - East of I-95 (3)	35	14,362	409,000	Q4 '18
6	Residential (Multi-Family) - East of I-95 (4)	45	5,200	116,000	Q3 '18 & '20
7	Distribution/Warehouse - VanTrust - East of I-95	71	5,000	70,000	'19
8	Commercial/Retail - East of I-95	20	4,250	213,000	Q4 '18 - '19
9	Residential (SF) - West of I-95 (5)	200	3,324	17,000	Q4 '18 & '20
10	Commercial/Retail - East of I-95	9	3,300	367,000	Q4 '18
11	Commercial/Distribution - VanTrust - East of I-95	26	3,215	124,000	Q4 '18 - '19
12	Auto Dealership - West of I-95	13	2,000	154,000	Q4 '18
13	Commercial (RV) - West of I-95	164	1,900	12,000	'19
14	Residential (SF) - ICI Homes - West of I-95	146	1,400	10,000	Q4 '18
15	Commercial/Retail - East of I-95	8	782	98,000	Q4 '18
16	Commercial/Retail - East of I-95	6	625	104,000	Q4 '18
17	Commercial/Retail - West of I-95	19	285	15,000	Q4 '18
	Total (Average)	6,007	$137,693	$23,000

(1)The amount for the Mitigation Bank represents the amount for buyer’s acquisition of approximately 70% of the joint venture that owns the Mitigation Bank, with the Company retaining 30%.

(2)Land sales transactions which require the Company to incur the cost to provide the requisite mitigation credits necessary for obtaining the applicable regulatory permits for the buyer, with such costs representing either our basis in the credits that we own, or potentially up to 5% - 10% of the contract amount noted.

(3)Pursuant to the contract, amount includes the reimbursement of infrastructure costs incurred by the Company for Tomoka Town Center plus interest accrued as of March 31, 2018.

(4)The acres and amount include the buyer’s option to acquire approximately 19 acres for approximately $2.0 million, in addition to the base contract of approximately 26 acres for approximately $3.2 million.

(5)The acres and amount include the buyer’s option to acquire approximately 71 acres for approximately $574,000, in addition to the base contract of approximately 129 acres for approximately $2.75 million.

As noted above, these agreements contemplate closing dates ranging from the second quarter of 2018 through fiscal year 2020, and although some of the transactions may close in 2018, the buyers are not contractually obligated to close until after 2018. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City of Daytona Beach, and other permitting activities with other applicable governmental authorities including wetlands permits from the St. John’s River Water Management District and the U.S. Army Corps of Engineers and traffic analysis with the Florida Department of Transportation and Volusia County. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

Other Matters

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. The Company has funded approximately $1.3 million of the total $2.0 million of estimated costs through March 31, 2018. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $700,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $708,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded leaving an escrow balance of approximately $234,000 as of March 31, 2018. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of June 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract. No amounts related to such potential future costs have been accrued as of March 31, 2018.

During the period from the fourth quarter of 2015 through the first quarter of 2016, the Company received communications from Wintergreen Advisers, LLC (“Wintergreen”), some of which have been filed publicly. In investigating Wintergreen’s allegations contained in certain of these communications, in pursuing the strategic alternatives process suggested by Wintergreen, and in engaging in a proxy contest in 2017, the Company has incurred costs of approximately $3.0 million, to date, through December 31, 2017. Approximately $1.6 million of the approximately $3.0 million was incurred during the year ended December 31, 2017, of which approximately $1.2 million is specifically for legal representation and third-party costs related to the proxy contest. During the three months ended March 31, 2018, the Company incurred approximately $523,000, which includes legal representation and third-party costs related shareholder matters including the proxy contest in 2018. None of Wintergreen’s allegations, which included allegations regarding inadequate disclosure and other wrong-doing by the Company and its directors and officers, were found to have any basis or merit.

NOTE 19. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, commercial loan investments, real estate operations, and golf operations. Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 87.2% and 83.4% of our identifiable assets as of March 31, 2018 and December 31, 2017, respectively, and 37.0% and 18.3% of our consolidated revenues for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we have two commercial loan investments including a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan and a fixed-rate first mortgage loan. Our real estate operations primarily consist of revenues generated from land transactions and leasing, royalty income, and revenue from the release of surface entry rights from our Subsurface Interests. Our golf operations consist of a single property located in the City, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation, fitness facility, and pro-shop with retail merchandise. The majority of the revenues generated by our golf operations are derived from members and public customers playing golf, club memberships, and food and beverage operations.

The Company reports performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in the different segments for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenues:
Income Properties	$9,205,727	$7,073,240
Commercial Loan Investments	300,999	536,489
Real Estate Operations	13,979,330	29,474,460
Golf Operations	1,354,356	1,474,944
Agriculture and Other Income	11,187	154,151
Total Revenues	$24,851,599	$38,713,284
Operating Income:
Income Properties	$7,336,698	$5,661,527
Commercial Loan Investments	300,999	536,489
Real Estate Operations	12,443,668	20,317,611
Golf Operations	(27,469)	(23,734)
Agriculture and Other Income	6,015	113,714
General and Corporate Expense	(3,073,069)	(3,756,196)
Total Operating Income	$16,986,842	$22,849,411
Depreciation and Amortization:
Income Properties	$3,787,415	$2,686,312
Golf Operations	103,556	65,367
Agriculture and Other	9,408	10,896
Total Depreciation and Amortization	$3,900,379	$2,762,575
Capital Expenditures:
Income Properties	$27,915,262	$21,937,532
Real Estate Operations	2,111,983	—
Golf Operations	2,663	1,607,742
Agriculture and Other	553	12,083
Total Capital Expenditures	$30,030,461	$23,557,357

	As of
	March 31, 2018	December 31, 2017
Identifiable Assets:
Income Properties	$422,321,016	$388,602,721
Commercial Loan Investments	11,979,758	11,963,777
Real Estate Operations	33,635,025	43,296,528
Golf Operations	6,243,858	6,262,634
Agriculture and Other	10,263,947	16,004,718
Total Assets	$484,443,604	$466,130,378

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K, for year ended December 31, 2017. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q or any document incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, or the aforementioned risk factors. The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

OVERVIEW

We are a diversified real estate operating company. We own and manage thirty-six commercial real estate properties in thirteen states in the United States. As of March 31, 2018, we owned twenty-nine single-tenant and seven multi-tenant income-producing properties with approximately 2.1 million square feet of gross leasable space. We also own and manage a portfolio of undeveloped land totaling approximately 8,100 acres in the City of Daytona Beach, Florida (the “City”). As of March 31, 2018, we have two commercial loan investments including a variable-rate B-Note representing a secondary tranche in a commercial mortgage loan and a fixed-rate first mortgage loan. We have golf operations which consist of the LPGA International Golf Club, which is managed by a third party. We also lease some of our land for eighteen billboards, have agricultural operations that are managed by a third party, which consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage Subsurface Interests (hereinafter defined). The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

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

During the three months ended March 31, 2018, the Company acquired one single-tenant income property for a purchase price of $28.0 million, or an acquisition cost of approximately $29.0 million including capitalized acquisition costs.

Our current portfolio of twenty-nine single-tenant income properties generates approximately $21.5 million of revenues from base lease payments on an annualized basis and had an average remaining lease term of 9.6 years as of March 31, 2018. Our current portfolio of seven multi-tenant properties generates approximately $8.9 million of revenue from base lease payments on an annualized basis and has a weighted average remaining lease term of 3.9 years as of March 31, 2018. We expect to continue to focus on acquiring additional income-producing properties during fiscal year 2018, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing investments, we self-developed five multi-tenant office properties, all of which are located in Daytona Beach, Florida, four of which we still owned as of December 31, 2017. The first self-developed property, located at the northeast corner of LPGA and Williamson Boulevards in Daytona Beach, Florida, is an approximately 22,000 square foot, two-story, building, known as the Concierge Office Building. The second two properties, known as the Mason Commerce Center, consist of two buildings totaling approximately 31,000 square-feet (15,360 each). The final two properties, known as the Williamson Business Park, are adjacent to the Mason Commerce Center. One of the two 15,360 square-foot Williamson Business Park buildings was sold in April 2016. The remaining four self-developed multi-tenant office properties were sold in March 2018 at a sales price of approximately $11.4 million (the “Self-Developed Properties Sale”). The gain on the sale totaled approximately $3.7 million, or approximately $0.49 per share, after tax. As part of the transaction, the Company entered into a lease of its approximately 7,600 square foot current office space in Williamson Business Park for approximately 5 years at a market rental rate.

We also self-developed two single-tenant net lease restaurant properties on a 6-acre beachfront parcel in Daytona Beach, Florida. The development was completed in January of 2018; therefore, during the first quarter of 2018, these two properties have been added to our income property portfolio.

Our focus on acquiring income-producing investments includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions.

Real Estate Operations.  As of March 31, 2018, the Company owned approximately 8,100 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Currently, the majority of this land is used for agricultural purposes. As of May 1, 2018, approximately 74% of this acreage, or approximately 6,000 acres, is under contract to be sold. Approximately 1,100 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 7,000 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,100 acres, primarily an 850-acre parcel and three smaller parcels, which are located further west of Interstate 95 and a few miles north of Interstate 4 that is generally well suited for industrial purposes.

Real estate operations revenue consisted of the following for the three months ended March 31, 2018 and 2017, respectively:

	March 31, 2018	March 31, 2017
Revenue Description	($000's)	($000's)
Land Sales Revenue	$13,117	$28,707
Revenue from Reimbursement of Infrastructure Costs	—	320
Impact Fee and Mitigation Credit Sales	116	216
Subsurface Revenue	746	231
Total Real Estate Operations Revenue	$13,979	$29,474

Land Sales. During the three months ended March 31, 2018, a total of approximately 34.9 acres were sold for approximately $13.9 million, as described below:

					Gross Sales		Gain
			Date of	No. of	Price	Price	on Sale (1)
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Buc-ee's	East of I-95	03/16/18	34.9	$13,948	$400,000	$11,926
				34.9	$13,948	$400,000	$11,926

(1)The gain recognized during the three months ended March 31, 2018 on the Buc-ee’s sale totaling approximately $11.9 million excludes approximately $831,000 held in an escrow reserve related to the portion of the acreage sold for which the Company remains obligated to perform wetlands mitigation. The Company expects to recognize the remaining gain of approximately $831,000 upon completion of the mitigation work. See Note 15, “Deferred Revenue”.

During the three months ended March 31, 2017, a total of approximately 1,587.4 acres were sold for approximately $28.7 million as described below:

					Gross Sales		Gain
			Date of	No. of	Price	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Minto Communities, LLC	West of I-95	02/10/17	1,581.0	$27,151	$17,000	$20,041
2	Commercial	East of I-95	03/22/17	6.4	1,556	245,000	11
				1,587.4	$28,707	$18,000	$20,052

Land Pipeline. On April 16, 2018, the Company executed an agreement with funds and accounts managed by an investment advisory subsidiary of BlackRock Inc. (“BlackRock”) to sell, for $15.3 million, an approximately 70% interest in a to-be-formed mitigation bank joint venture, comprising approximately 2,500 acres of land. Closing is contingent on applicable permitting for a wetlands mitigation bank, which is expected to occur during the second quarter of 2018.

As of May 1, 2018, the Company’s pipeline of potential land sales transactions included the following seventeen potential transactions with fifteen different buyers, representing approximately 6,000 acres or approximately 74% of our land holdings:

		No. of	Amount	Price	Estimated
	Transaction (Buyer)	Acres	($000's)	per Acre	Timing
1	Commercial/Retail - O'Connor - East of I-95 (2)	123	$29,250	$238,000	'18 - '19
2	Residential (AR) - Minto Communities - West of I-95	1,614	26,500	16,000	Q4 '18
3	Residential (SF) - ICI Homes - West of I-95	1,016	21,000	21,000	'19
4	Mitigation Bank - BlackRock - West of I-95 (1)	2,492	15,300	6,000	Q2 '18
5	Mixed-Use Retail - North American - East of I-95 (3)	35	14,362	409,000	Q4 '18
6	Residential (Multi-Family) - East of I-95 (4)	45	5,200	116,000	Q3 '18 & '20
7	Distribution/Warehouse - VanTrust - East of I-95	71	5,000	70,000	'19
8	Commercial/Retail - East of I-95	20	4,250	213,000	Q4 '18 - '19
9	Residential (SF) - West of I-95 (5)	200	3,324	17,000	Q4 '18 & '20
10	Commercial/Retail - East of I-95	9	3,300	367,000	Q4 '18
11	Commercial/Distribution - VanTrust - East of I-95	26	3,215	124,000	Q4 '18 - '19
12	Auto Dealership - West of I-95	13	2,000	154,000	Q4 '18
13	Commercial (RV) - West of I-95	164	1,900	12,000	'19
14	Residential (SF) - ICI Homes - West of I-95	146	1,400	10,000	Q4 '18
15	Commercial/Retail - East of I-95	8	782	98,000	Q4 '18
16	Commercial/Retail - East of I-95	6	625	104,000	Q4 '18
17	Commercial/Retail - West of I-95	19	285	15,000	Q4 '18
	Total (Average)	6,007	$137,693	$23,000

(1)The amount for the Mitigation Bank represents the amount for buyer’s acquisition of approximately 70% of the joint venture that owns the Mitigation Bank, with the Company retaining 30%.

(2)Land sales transactions which require the Company to incur the cost to provide the requisite mitigation credits necessary for obtaining the applicable regulatory permits for the buyer, with such costs representing either our basis in the credits that we own, or potentially up to 5% - 10% of the contract amount noted.

(3)Pursuant to the contract, amount includes the reimbursement of infrastructure costs incurred by the Company for Tomoka Town Center plus interest accrued as of March 31, 2018.

(4)The acres and amount include the buyer’s option to acquire approximately 19 acres for approximately $2.0 million, in addition to the base contract of approximately 26 acres for approximately $3.2 million.

(5)The acres and amount include the buyer’s option to acquire approximately 71 acres for approximately $574,000, in addition to the base contract of approximately 129 acres for approximately $2.75 million.

As noted above, these agreements contemplate closing dates ranging from the second quarter of 2018 through fiscal year 2020, and although some of the transactions may close in 2018, the buyers are not contractually obligated to close until after 2018. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City of Daytona Beach, and other permitting activities with other applicable governmental authorities including wetlands permits from the St. John’s River Water Management District and the U.S. Army Corps of Engineers and traffic analysis with the Florida

Department of Transportation and Volusia County. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

Land Impairments. There were no impairment charges related to the Company’s undeveloped land during the three months ended March 31, 2018 or 2017.

Beachfront Development. During the three months ended March 31, 2018, the Company completed the construction of two single-tenant restaurants located on the Company’s six-acre beachfront property with a cost basis of approximately $11.7 million, which was included in Land and Development Costs on the Company’s consolidated balance sheet as of December 31, 2017. The total cost of construction was approximately $6.8 million. Upon completion of the construction and commencement of the tenant leases (described herein), the total basis of approximately $18.5 million was transferred to Income Properties, Land, Buildings, and Improvements from Land and Development Costs and Construction in Process on the Company’s consolidated balance sheets. The Company’s 15-year lease agreement with the operator of LandShark Bar & Grill, for the approximately 6,264 square foot restaurant property includes annual rent based on a percentage of the tenant’s net operating income (“NOI”) until the Company has received its investment basis in the property and thereafter, the Company will receive a lower percentage of the tenant’s NOI during the remaining lease term. The Company’s 15-year lease agreement with the tenant, Cocina 214 Restaurant & Bar, for the second restaurant property includes annual rent equal to the greater of $360,000 per year or a certain percentage of gross sales and also provides for additional percentage rent upon the achievement of certain gross sales thresholds.

Daytona Beach Development. We may selectively acquire other real estate in the downtown and beachside areas of Daytona Beach, Florida. We may target either vacant land or land with existing structures that we would demolish and develop into additional income properties. During the three months ended March 31, 2018, the Company acquired a 3-acre parcel of land with existing structures in downtown Daytona Beach, Florida for a purchase price of approximately $2.0 million. We intend to pursue the potential redevelopment of this parcel, which is located nearly adjacent to the location of the new headquarters of Brown & Brown, Inc. (NYSE: BRO) along with certain other adjacent land parcels, some of which we have under contract for purchase. We intend for our investments in the Daytona Beach area to target opportunistic acquisitions of select catalyst sites, which are typically distressed, with an objective of having short investment horizons. We may seek to partner with developers to develop the site we acquired in March and any other sites we acquire rather than self-develop the properties.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $214,000 and mitigation credits with a cost basis of approximately $600,000 for a combined total of approximately $814,000 as of March 31, 2018. During the three months ended March 31, 2018, the Company transferred mitigation credits with a basis of approximately $124,000 to the land acquired by Buc-ee’s. During the three months ended March 31, 2018 and 2017, the Company received cash payments of approximately $116,000 and $217,000, respectively, for impact fees with a cost basis that was generally of equal value. Additionally, during the three months ended March 31, 2018, impact fees with a cost basis of approximately $72,000 were transferred to the beachfront restaurant leased to LandShark Bar & Grill.

As of December 31, 2017, the Company owned impact fees with a cost basis of approximately $402,000 and mitigation credits with a cost basis of approximately $723,000 for a combined total of approximately $1.1 million.

Subsurface Interests. As of March 31, 2018, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 461,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

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

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For both the three months ended March 31, 2018 and 2017, lease income of approximately $199,000 was recognized. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2018 or, if extended, the terms or conditions of such extension.

During the three months ended March 31, 2018 and 2017, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $32,000 and $31,000, during the three months ended March 31, 2018 and 2017, respectively.

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

During the three months ended March 31, 2018, the Company completed a transaction releasing our surface entry rights on approximately 600 acres in exchange for approximately $185,000 in cash and fee title to approximately 40 additional acres in Hendry County, valued at approximately $320,000. Including the non-cash value received, the gain from the transaction totaled approximately $435,000, or $0.06 per share, after tax. The Company expects to utilize the proceeds from this sale to acquire an income property through the 1031 like-kind exchange structure. There were no releases of surface entry rights during the three months ended March 31, 2017.

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

On January 24, 2017, the Company acquired the land and improvements comprising the golf courses, previously leased from the City for approximately $1.5 million (the “Golf Course Land Purchase”). As a part of the Golf Course Land Purchase, the Company donated to the City three land parcels totaling approximately 14.3 acres located on the west side of Interstate 95 that are adjacent to the City’s Municipal Stadium. The Company had a cost basis of $0 in the donated land and paid approximately $100,000 to satisfy the community development district bonds associated with the acreage. Other terms of the Golf Course Land Purchase include the following:

•

The Company is obligated to pay the City additional consideration in the form of an annual surcharge of $1 per golf round played each year (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The first annual payment was made in January 2018 leaving a remaining commitment of approximately $630,000 as of March 31, 2018;

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

As of March 31, 2018, the Company owned two performing commercial loan investments which have an aggregate outstanding principal balance of approximately $12.0 million. These loans are secured by real estate located in Daytona Beach Shores, Florida and Sarasota, Florida, and have an average remaining maturity of approximately 0.2 years and a weighted average interest rate of 9.7%.

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

SUMMARY OF OPERATING RESULTS FOR THE QUARTER ENDED MARCH 31, 2018 COMPARED TO MARCH 31, 2017

REVENUE

Total revenue for the three months ended March 31, 2018 is presented in the following summary and indicates the changes as compared to three months ended March 31, 2017:

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period	Vs. Same Period
	3/31/2018	in 2017	in 2017
Operating Segment	($000's)	($000's)	(%)
Income Properties	$9,206	$2,133	30%
Interest Income from Commercial Loan Investments	301	(236)	-44%
Real Estate Operations	13,979	(15,495)	-53%
Golf Operations	1,355	(120)	-8%
Agriculture & Other Income	11	(143)	-93%
Total Revenue	$24,852	$(13,861)	-36%

Total revenue for the quarter ended March 31, 2018 decreased to approximately $24.9 million compared to approximately $38.7 million during the same period in 2017, a decrease of approximately $13.9 million, or 36%. This decrease was primarily the result of the following elements of the decrease in Real Estate Operations Revenue offset by the increase in the Income Property Operations Revenue, both of which are outlined in the following tables, respectively:

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period
	3/31/2018	in 2017
Real Estate Operations Revenue	($000's)	($000's)
Land Sales Revenue	$13,117	$(15,590)
Revenue from Reimbursement of Infrastructure Costs	—	(320)
Impact Fee and Mitigation Credit Sales	116	(100)
Subsurface Revenue	746	515
Total Real Estate Operations Revenue	$13,979	$(15,495)

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period
	3/31/2018	in 2017
Income Property Operations Revenue	($000's)	($000's)
Revenue from Recent Acquisitions	$1,702	$1,599
Revenue from The Grove at Winter Park and Beachfront Restaurants	401	397
Revenue from Remaining Portfolio	6,523	88
Accretion of Above Market/Below Market Intangibles	580	49
Total Income Property Operations Revenue	$9,206	$2,133

Total revenue for the quarter ended March 31, 2018 was also impacted by a decrease of approximately $236,000 in the revenue generated by our commercial loan investments, primarily as a result of the sale of our two mezzanine loans in October 2017.

NET INCOME

Net income and basic net income per share for the quarters ended March 31, 2018 and 2017, compared to the same period in 2017, was as follows:

			Increase (Decrease)
	Quarter Ended	Quarter Ended	Vs. Same Period	Vs. Same Period
	3/31/2018	3/31/2017	in 2017	in 2017
Net Income	$10,912,299	$12,746,392	$(1,834,093)	-14%
Basic Earnings Per Share	$1.97	$2.28	$(0.31)	-14%

The above results for the first quarter of 2018, compared to the same period in 2017, reflected the following significant operating elements in addition to the impacts on revenues as described above:

•

A decrease in direct cost of revenues of nearly $7.3 million reflecting the decrease in the direct cost of revenues for the real estate operations of approximately $7.6 million, which primarily reflects the lower level of land transactions during the first quarter of 2018, and an increase of approximately $0.5 million in the operating costs of the income property operations segment reflecting the larger income property portfolio;

•	The gain recognized on the Self-Developed Properties Sale of approximately $3.7 million;
•

Income of approximately $2.2 million recognized in the first quarter of 2017 in connection with the Company’s purchase of the golf leased fee interest in the 690-acre golf course which terminated the land lease affiliated with the golf operations and triggered an elimination of the previously recognized straight-line rent under the lease;

•	Increased interest expense of approximately $500,000 resulting from increased borrowings on our credit facility; and
•	An increase in depreciation and amortization of approximately $1.1 million resulting from the growth in our income property portfolio.

In addition, net income was impacted by a decrease in general and administrative expenses of approximately $0.4 million which is summarized as follows:

	G&A Expense	Increase (Decrease)
	Quarter Ended	Vs. Same Period
	3/31/2018	in 2017
General and Administrative Expenses	($000's)	($000's)
Recurring General and Administrative Expenses	$1,833	$(107)
Non-Cash Stock Compensation	468	114
Shareholder and Proxy Matter Legal and Related Costs	523	(403)
Total General and Administrative Expenses	$2,824	$(396)

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $9.2 million and $7.3 million, respectively, during the quarter ended March 31, 2018, compared to total revenue and operating income of approximately $7.1 million and $5.7 million, respectively, for the quarter ended March 31, 2017. The direct costs of revenues for our income property operations totaled approximately $1.9 million and $1.4 million for the quarters ended March 31, 2018 and 2017, respectively. The increase in revenues of approximately $2.1 million, or 30%, during the quarter ended March 31, 2018 reflects our expanded portfolio of income properties including increases of approximately $1.6 million due to recent acquisitions, and an increase of approximately $397,000 in revenue generated by our multi-tenant property, the Grove at Winter Park in Winter Park, Florida, and the two single-tenant beachfront restaurant properties, as well as a slight increase of approximately $88,000 from our in-place portfolio. Revenue from our income properties during the quarters ended March 31, 2018 and 2017 also includes approximately $580,000 and $531,000, respectively, in revenue from the accretion of the below-market lease intangible, of which a signification portion is attributable to the Wells Fargo property located in Raleigh, North Carolina. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $457,000 in our direct costs of revenues which was primarily comprised of approximately $313,000 in increased operating expenses related to our recent acquisitions and increased costs associated with the Grove at Winter Park in Winter Park, Florida, and the two single-tenant beachfront restaurant properties.

REAL ESTATE OPERATIONS

During the quarter ended March 31, 2018, operating income from real estate operations was approximately $12.4 million on revenues totaling approximately $14.0 million. During the quarter ended March 31, 2017, operating income was approximately $20.3 million on revenues totaling approximately $29.5 million. The decrease in revenue of approximately $15.5 million and operating income of approximately $7.9 million is primarily attributable to the decrease in land sales revenue as the Minto transaction closed in the first quarter of 2017, while the Buc-ee’s transaction closed in the first quarter of 2018. The increase of approximately $7.6 million in direct costs of real estate operations is primarily the result of the decrease of approximately $7.1 million in the cost basis recognized on land sales in the respective quarters.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $1.4 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively. The total direct cost of golf operations revenues totaled approximately $1.4 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively. The Company’s golf operations had a net operating loss of approximately $27,000 and approximately $24,000 during the three months ended March 31, 2018 and 2017, respectively.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $301,000 and $537,000 during the three months ended March 31, 2018 and 2017, respectively. The decrease is primarily attributable to the sale of the Company’s two mezzanine loans in October 2017.

AGRICULTURE AND OTHER INCOME

For the three months ended March 31, 2018 and 2017, revenues from agriculture and other income totaled approximately $11,000 and $154,000, respectively, with the decrease due to a timber harvesting contract that generated approximately $143,000 of revenue in the first quarter of 2017, with none in the first quarter of 2018. For the three months ended March 31, 2018 and 2017, the direct cost of revenues totaled approximately $5,000 and $40,000, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled approximately $2.8 million and $3.2 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of approximately $0.4 million. The decrease is primarily related to the reduced costs incurred quarter-over-quarter with respect to shareholder matters, including the proxy contests in both 2017 and 2018.

GAINS ON DISPOSITION OF ASSETS AND IMPAIRMENT CHARGES

No income properties were disposed of during the three months ended March 31, 2017.

Four income properties were disposed of during the three months ended March 31, 2018. On March 26, 2018, the Company sold its four self-developed, multi-tenant office properties located in Daytona Beach, Florida for approximately $11.4 million (the “Self-Developed Properties Sale”). The sale included the 22,012 square-foot Concierge office building, the 30,720 square-foot Mason Commerce Center comprising two office buildings, and the 15,360 Williamson Business Park office building. The gain on the sale totaled approximately $3.7 million, or approximately $0.49 per share, after tax. The Company utilized the proceeds to fund a portion of the previously acquired income property located near Portland, Oregon leased to Wells Fargo, through a reverse 1031 like-kind exchange structure.

There were no impairment charges during the three months ended March 31, 2018 or 2017.

INTEREST EXPENSE

Interest expense totaled approximately $2.6 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively. The increase of approximately $500,000 is primarily the result of increased borrowings on the Company’s credit facility for recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled approximately $3.7 million at March 31, 2018, excluding restricted cash. Restricted cash totaled approximately $3.2 million at March 31, 2018 of which approximately $184,000 is being held in escrow, to be reinvested through the like-kind exchange structure; approximately $1.5 million is being held in four separate escrow accounts related to four separate land transactions which closed in December 2013, December 2015, February 2017, and March 2018; approximately $127,000 is being held in a reserve for interest and property taxes for the $3.0 million first mortgage loan investment originated in July 2017; approximately $172,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo; and approximately $1.2 million is being held in a leasing reserve in connection with our acquisition of the property in Aspen, Colorado in February 2018.

Our total cash balance at March 31, 2018 benefited from cash flows provided by our operating activities totaling approximately $10.6 million during the three months ended March 31, 2018, compared to the prior year’s cash flows provided by operating activities totaling approximately $29.5 million in the same period in 2017. The decrease is primarily the result of the decrease in proceeds received from our land sales quarter-over-quarter.

Our cash flows used in investing activities totaled approximately $19.0 million and $23.6 million for the three months ended March 31, 2018 and 2017, respectively, a decrease of approximately $4.6 million. While acquisitions were approximately $6.5 million more during the first quarter of 2018, the Company received proceeds of approximately $11.1 million from the Self-Developed Properties Sale to offset a portion of the cash requirements for the current quarter’s acquisitions.

Our cash flows provided by financing activities totaled approximately $2.2 million for the three months ended March 31, 2018, compared to cash flows used in financing activities of approximately $13.2 million for the three months ended March 31, 2017, an increase of approximately $15.4 million. The decrease in cash used in financing activities is primarily related to borrowing activities whereby in the first quarter of 2018, there were net borrowings of approximately $3.1 million, while in the same period in 2017 there were net payments on long-term debt totaling approximately $9.8 million, a difference of approximately $12.9 million. In addition, the decrease included stock buybacks during the three months ended March 31, 2017 of approximately $2.9 million with none during the three months ended March 31, 2018.

Our long-term debt balance, at face value, totaled approximately $203.1 million at March 31, 2018, representing an increase of approximately $3.1 million from the face value balance of approximately $200.0 million at December 31, 2017. The increase was due to the approximately $3.1 million in net draws on our revolving credit facility.

As of March 31, 2018, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility	$73,100,230	September 2021	30 ‑day LIBOR plus 1.50% -2.20%
Mortgage Note Payable (originated with Wells Fargo) (1)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (2)	25,000,000	April 2021	30 ‑day LIBOR plus 1.90%
4.50% Convertible Senior Notes due 2020, net of discount	75,000,000	March 2020	4.500%
Total Long-Term Face Value Debt	$203,100,230

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

At March 31, 2018, the current commitment level under the Credit Facility was $130.0 million. The available borrowing capacity under the Credit Facility was approximately $54.9 million, based on the level of borrowing base assets. As of March 31, 2018, the Credit Facility had a $73.1 million balance outstanding.

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

Convertible Debt. The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. Since July of 2016, when the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend, the conversion rate has been adjusted with each successive quarterly dividend and is currently, after the first quarter 2018 dividend, equal to 14.5606 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.68 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Convertible Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Convertible Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the Convertible Notes prior to the stated maturity date and no sinking fund is provided for the Convertible Notes. The Convertible Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Convertible Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Convertible Notes. As of March 31, 2018, the unamortized debt discount of our Convertible Notes was approximately $2.6 million

The Company was in compliance with all of its debt covenants as of March 31, 2018 and December 31, 2017.

Acquisitions and Investments. During the three months ended March 31, 2018, the Company acquired one single-tenant income property for a purchase price of $28.0 million, or an acquisition cost of approximately $29.0 million including capitalized acquisition costs. The property acquired during the three months ended March 31, 2018 is described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Property Acres	Purchase Price	Percentage Leased	Remaining Lease Term (in years)
Master Tenant for Commercial Building	Single-Tenant	Aspen, Colorado	02/21/18	19,596	0.18	$28,000,000	100%	20.0

In conjunction with the closing of the property in Aspen, Colorado, the master tenant contributed approximately $1.5 million of the purchase price, resulting in a net investment by the Company of approximately $26.5 million. The $1.5 million purchase price contribution is reflected as deferred revenue and will be accreted into income property rental revenue over the term of the lease.

Dispositions. Four income properties were disposed of during the three months ended March 31, 2018. On March 26, 2018, the Company sold its four self-developed, multi-tenant office properties located in Daytona Beach, Florida for approximately $11.4 million (the “Self-Developed Properties Sale”). The sale included the 22,012 square-foot Concierge office building, the 30,720 square-foot Mason Commerce Center comprising two office buildings, and the 15,360 Williamson Business Park office building. The gain on the sale totaled approximately $3.7 million, or approximately $0.49 per share, after tax. The Company utilized the proceeds to fund a portion of the previously acquired income property located near Portland, Oregon leased to Wells Fargo, through a reverse 1031 like-kind exchange structure. As part of the transaction, the Company entered into a lease of its approximately 7,600 square foot office space in Williamson Business Park for approximately 5 years at a market rental rate.

Capital Expenditures. In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23-acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The estimated cost for the improvements equals approximately $1.26 million and the Company’s commitment is to reimburse RaceTrac in an amount equal to the lesser of 77.5% of the actual costs or $976,500. The Company’s commitment to fund the improvement costs benefiting the remaining acres of Company land can be paid over five years from sales of the remaining land or at the end of the fifth year. In 2013 the Company deposited $283,500 of cash in escrow related to the improvements, which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of March 31, 2018 was approximately $288,000, including accrued interest. Accordingly, as of March 31, 2018, the remaining maximum commitment is approximately $689,000.

In conjunction with the Company’s sale of approximately 18.1 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of March 31, 2018 was approximately $125,000, including accrued interest. Accordingly, the Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s land parcel is approximately $125,000, to be paid from escrow upon completion.

During April of 2018, the Company executed a contract with a third-party to complete tenant improvements at The Grove at Winter Park property in Winter Park, Florida for a total of approximately $626,000. The Company has not incurred any of these costs as of March 31, 2018, leaving a remaining commitment of approximately $626,000.

In connection with the Golf Course Land Purchase, each year the Company is obligated to pay the City additional consideration in the amount of an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompany consolidated balance sheets during the year ended December 31, 2017. The first annual payment of $70,000 was made in January of 2018, leaving a remaining commitment of $630,000 as of March 31, 2018.

As of March 31, 2018, we have no other contractual requirements to make capital expenditures.

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. The Company has funded approximately $1.3 million of the total $2.0 million of estimated costs through March 31, 2018. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $700,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $708,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded leaving an escrow balance of approximately $234,000 as of March 31, 2018. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of June 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract. No amounts related to such potential future costs have been accrued as of March 31, 2018.

During the period from the fourth quarter of 2015 through the first quarter of 2016, the Company received communications from Wintergreen Advisers, LLC (“Wintergreen”), some of which have been filed publicly. In investigating Wintergreen’s allegations contained in certain of these communications, in pursuing the strategic alternatives process suggested by Wintergreen, and in engaging in a proxy contest in 2017, the Company has incurred costs of approximately $3.0 million, to date, through December 31, 2017. Approximately $1.6 million of the approximately $3.0 million was incurred during the year ended December 31, 2017, of which approximately $1.2 million is specifically for legal representation and third-party costs related to the proxy contest. During the three months ended March 31, 2018, the Company incurred approximately $523,000, which includes legal representation and third-party costs related shareholder matters including the proxy contest in 2018. None of Wintergreen’s allegations, which included allegations regarding inadequate disclosure and other wrong-doing by the Company and its directors and officers, were found to have any basis or merit.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with our cash on hand, cash flow from our operations, cash from the completion of 1031 like-kind exchanges, and the available borrowing capacity of approximately $54.9 million under the Credit Facility, based on the level of borrowing base assets, as of March 31, 2018.

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

We believe that we currently have a reasonable level of leverage. Proceeds from closed land transactions provide us with investible capital. Our strategy is to utilize leverage, when appropriate and necessary, and proceeds from land transactions, sales of income properties, the disposition or payoffs on our commercial loan investments, and certain transactions in our subsurface interests, to acquire income properties. We may also acquire or originate commercial loan investments, invest in securities of real estate companies, or make other shorter-term investments. Our targeted investment classes may include the following:

•	Single-tenant retail and office, double or triple net leased, properties in major metropolitan areas and growth markets;
•	Multi-tenant office and retail properties in major metropolitan areas and growth markets, typically stabilized;
•	Purchase or origination of ground leases;
•	Self-developed properties on Company owned land including select office, flex, industrial, and retail;
•	Joint venture development using Company owned land;
•	Origination or purchase of 1-10-year term loans with strong risk-adjusted yields with property types to include hotel, office, retail, land and industrial;
•	Select regional area investments using Company market knowledge and expertise to earn good risk-adjusted yields; and
•	Real estate related investment securities, including commercial mortgage backed securities, preferred or common stock, and corporate bonds.

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2017. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the three months ended March 31, 2018, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our credit facility, as this facility carries a variable rate of interest. Our borrowings on our $130.0 million revolving credit facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 150 basis points and 220 basis points based on our level of borrowing as a percentage of our total asset value. As of March 31, 2018, the outstanding balance on our credit facility was approximately $73.1 million. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by approximately $731,000. The $25.0 million mortgage loan which closed on April 15, 2016, bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. By virtue of fixing the variable rate, our exposure to changes in interest rates is minimal but for the impact on Other Comprehensive Income. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of March 31, 2018, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 5, 2018, a complaint was filed in the United States District Court for the Eastern District of New York (the “Complaint”) which alleges that certain aspects of Proposal 4 (the “Equity Plan Proposal”) contained in the Company’s Notice of Annual Meeting of Shareholders and 2018 Proxy Statement filed with the SEC on March 12, 2018 (the “2018 Proxy Statement”) do not comply with the disclosure requirements for proxy statements pursuant to SEC regulations. The Complaint alleges that the Equity Plan Proposal does not state the number of participants, employees, and nonemployee directors of the Company and its subsidiaries who may be eligible to participate in the Company’s equity incentive plan (the “CTO Equity Plan”). The Complaint seeks injunctive relief and an award of attorney’s fees and expenses. While the Company believes the 2018 Proxy Statement is compliant with applicable SEC disclosure rules and that the Complaint is without merit, the Company voluntarily made a supplemental disclosure in its additional proxy materials reiterating that the Company currently has 14 employees and 7 nonemployee directors, and that the Company’s subsidiaries have no employees, and therefore the total number of persons currently eligible to receive equity awards under the CTO Equity Plan is 21.

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

We wish to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year-ended December 31, 2018, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market in the City and Volusia County, Florida; the impact of a prolonged recession or downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of environmental and land use regulations generally and on certain land sale transactions specifically; extreme or severe weather conditions; the impact of competitive real estate activity; variability in quarterly results due to the unpredictable timing of land transactions; the loss of any major income property tenants; the timing of land sale transactions; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to those risk factors. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2018, which were not previously reported.

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

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

May 1, 2018	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

May 1, 2018	By:	/s/ Mark E. Patten
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)