Form 10-Q
period 2018-06-30
CONSOLIDATED TOMOKA LAND CO
filed 2018-08-01
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Class of Common Stock Outstanding

July 19, 2018

$1.00 par value 5,553,605

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2018	December 31, 2017
ASSETS
Property, Plant, and Equipment:
Income Properties, Land, Buildings, and Improvements	$396,259,302	$358,130,350
Golf Buildings, Improvements, and Equipment	6,640,581	6,617,396
Other Furnishings and Equipment	726,380	715,042
Construction in Progress	581,611	6,005,397
Total Property, Plant, and Equipment	404,207,874	371,468,185
Less, Accumulated Depreciation and Amortization	(25,840,495)	(23,779,780)
Property, Plant, and Equipment—Net	378,367,379	347,688,405
Land and Development Costs	31,371,995	39,477,697
Intangible Lease Assets—Net	38,606,046	38,758,059
Investment in Joint Venture	6,701,017	—
Impact Fee and Mitigation Credits	725,236	1,125,269
Commercial Loan Investments	2,994,916	11,925,699
Cash and Cash Equivalents	4,312,324	6,559,409
Restricted Cash	2,419,686	6,508,131
Refundable Income Taxes	1,075,662	1,116,580
Other Assets—See Note 10	13,975,385	12,971,129
Total Assets	$480,549,646	$466,130,378
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$1,745,714	$1,880,516
Accrued and Other Liabilities—See Note 15	7,838,466	10,160,526
Deferred Revenue—See Note 16	6,868,665	2,030,459
Intangible Lease Liabilities—Net	29,139,535	29,770,441
Deferred Income Taxes—Net	50,603,916	42,293,864
Long-Term Debt	177,133,608	195,816,364
Total Liabilities	273,329,904	281,952,170
Commitments and Contingencies—See Note 19
Shareholders’ Equity:
Shareholders' Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 6,042,966 shares issued and 5,559,507 shares outstanding at June 30, 2018; 6,030,990 shares issued and 5,584,335 shares outstanding at December 31, 2017	5,984,747	5,963,850
Treasury Stock – 483,459 shares at June 30, 2018 and 446,655 shares at December 31, 2017	(24,700,205)	(22,507,760)
Additional Paid-In Capital	23,228,788	22,735,228
Retained Earnings	202,024,986	177,614,274
Accumulated Other Comprehensive Income	681,426	372,616
Total Shareholders’ Equity	207,219,742	184,178,208
Total Liabilities and Shareholders’ Equity	$480,549,646	$466,130,378

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Revenues
Income Properties	$9,781,299	$7,565,007	$18,987,026	$14,638,247
Interest Income from Commercial Loan Investments	273,467	553,159	574,466	1,089,648
Real Estate Operations	2,484,314	13,257,355	16,463,644	42,731,815
Golf Operations	1,282,918	1,383,513	2,637,274	2,858,457
Agriculture and Other Income	11,187	78,749	22,374	232,900
Total Revenues	13,833,185	22,837,783	38,684,784	61,551,067
Direct Cost of Revenues
Income Properties	(2,034,889)	(1,629,515)	(3,903,918)	(3,041,228)
Real Estate Operations	(870,270)	(5,792,529)	(2,405,932)	(14,949,378)
Golf Operations	(1,525,053)	(1,401,919)	(2,906,878)	(2,900,597)
Agriculture and Other Income	(5,172)	(30,536)	(10,344)	(70,973)
Total Direct Cost of Revenues	(4,435,384)	(8,854,499)	(9,227,072)	(20,962,176)
General and Administrative Expenses	(2,429,181)	(2,727,187)	(5,252,729)	(5,947,334)
Depreciation and Amortization	(3,854,938)	(3,215,690)	(7,755,317)	(5,978,265)
Total Operating Expenses	(10,719,503)	(14,797,376)	(22,235,118)	(32,887,775)
Gain on Disposition of Assets	18,384,808	—	22,035,666	—
Land Lease Income	—	—	—	2,226,526
Other Gains and Income	18,384,808	—	22,035,666	2,226,526
Total Operating Income	21,498,490	8,040,407	38,485,332	30,889,818
Investment Income	11,892	8,524	24,204	17,707
Interest Expense	(2,537,301)	(2,144,176)	(5,098,766)	(4,206,067)
Income Before Income Tax Expense	18,973,081	5,904,755	33,410,770	26,701,458
Income Tax Expense	(4,810,173)	(2,225,847)	(8,335,563)	(10,276,158)
Net Income	$14,162,908	$3,678,908	$25,075,207	$16,425,300

Per Share Information—See Note 11:
Basic Net Income per Share	$2.56	$0.67	$4.53	$2.95
Diluted Net Income per Share	$2.56	$0.66	$4.51	$2.94

Dividends Declared and Paid	$0.06	$0.04	$0.12	$0.08

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net Income	$14,162,908	$3,678,908	$25,075,207	$16,425,300
Other Comprehensive Income
Cash Flow Hedging Derivative - Interest Rate Swap (Net of Income Tax of $17,227 and $(35,818) for the three months ended June 30, 2018 and 2017, respectively, and Net of Income Tax of $77,593 and $(6,268) for the six months ended June 30, 2018 and 2017, respectively)	50,744	(57,036)	308,810	(9,980)
Total Other Comprehensive Income, Net of Income Tax	50,744	(57,036)	308,810	(9,980)
Total Comprehensive Income	$14,213,652	$3,621,872	$25,384,017	$16,415,320

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2018	$5,963,850	$(22,507,760)	$22,735,228	$177,614,274	$372,616	$184,178,208
Net Income	—	—	—	25,075,207	—	25,075,207
Stock Repurchase	—	(2,192,445)	—	—	—	(2,192,445)
Vested Restricted Stock	19,065	—	(517,439)	—	—	(498,374)
Stock Issuance	1,832	—	113,674	—	—	115,506
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	897,325	—	—	897,325
Cash Dividends ($0.12 per share)	—	—	—	(664,495)	—	(664,495)
Other Comprehensive Income, Net of Income Tax	—	—	—	—	308,810	308,810
Balance June 30, 2018	$5,984,747	$(24,700,205)	$23,228,788	$202,024,986	$681,426	$207,219,742

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2018	2017
Cash Flow from Operating Activities:
Net Income	$25,075,207	$16,425,300
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	7,755,317	5,978,265
Amortization of Intangible Liabilities to Income Property Revenue	(1,179,345)	(1,081,262)
Loan Cost Amortization	286,639	224,987
Amortization of Discount on Convertible Debt	626,562	587,828
Gain on Disposition of Property, Plant, and Equipment and Intangible Assets	(22,035,666)	—
Accretion of Commercial Loan Origination Fees	(29,684)	—
Deferred Income Taxes	8,618,862	11,042,346
Non-Cash Compensation	897,325	743,164
Decrease (Increase) in Assets:
Refundable Income Taxes	40,918	(255,568)
Land and Development Costs	(2,690,531)	11,741,518
Impact Fees and Mitigation Credits	400,033	807,000
Other Assets	(1,261,751)	1,144,668
Increase (Decrease) in Liabilities:
Accounts Payable	(134,802)	(159,045)
Accrued and Other Liabilities	(2,622,060)	(1,632,249)
Deferred Revenue	515,483	(271,800)
Net Cash Provided By Operating Activities	14,262,507	45,295,152
Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities	(28,908,410)	(46,621,871)
Acquisition of Land	(2,141,853)	—
Cash Contribution for Interest in Joint Venture	(2,050,001)	—
Proceeds from Disposition of Property, Plant, and Equipment	26,377,525	—
Principal Payments Received on Commercial Loan Investments	8,960,467	—
Net Cash Provided By (Used In) Investing Activities	2,237,728	(46,621,871)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	36,300,000	19,500,000
Payments on Long-Term Debt	(55,667,484)	(17,800,000)
Cash Paid for Loan Fees	(228,473)	(48,095)
Cash Proceeds from Exercise of Stock Options and Stock Issuance	115,506	141,184
Cash Used to Purchase Common Stock	(2,192,445)	(5,512,960)
Cash Paid for Vesting of Restricted Stock	(498,374)	(261,621)
Dividends Paid	(664,495)	(446,070)
Net Cash Used In Financing Activities	(22,835,765)	(4,427,562)
Net Decrease in Cash	(6,335,530)	(5,754,281)
Cash, Beginning of Year	13,067,540	17,635,031
Cash, End of Period	$6,732,010	$11,880,750

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$4,312,324	$7,153,369
Restricted Cash	2,419,686	4,727,381
Total Cash as of June 30, 2018 and 2017, respectively	$6,732,010	$11,880,750

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Income taxes refunded, net of payments made, totaled approximately $18,000 during the six months ended June 30, 2018. Income taxes refunded, net of payments made, totaled approximately $531,000 during the six months ended June 30, 2017.

Interest totaling approximately $4.2 million and $3.4 million was paid during the six months ended June 30, 2018 and 2017, respectively. No interest was capitalized during the six months ended June 30, 2018 or 2017.

In connection with the Mitigation Bank transaction (hereinafter defined in Note 5, “Land and Subsurface Interests”), the Company recognized a gain totaling approximately $18.4 million. The non-cash components of the gain totaled approximately $5.1 million and were reflected as an increase in the Investment in Joint Venture of approximately $6.7 million, an increase in Accrued and Other Liabilities of approximately $300,000, and a decrease in Land and Development Costs of approximately $1.3 million on the accompanying consolidated balance sheets as of June 30, 2018.

In connection with the acquisition of the property in Aspen, Colorado, the tenant contributed $1.5 million of the $28.0 million purchase price at closing on February 21, 2018. The $1.5 million purchase contribution was reflected as an increase in Income Property, Land, Buildings, and Improvements and Deferred Revenue on the accompanying consolidated balance sheets as of June 30, 2018.

In connection with the construction of the beachfront restaurant leased to Cocina 214 Restaurant & Bar in Daytona Beach, Florida, the tenant contributed approximately $1.9 million of the building and tenant improvements owned by the Company through direct payments to various third-party construction vendors. The approximately $1.9 million asset contribution was reflected as an increase in Income Property, Land, Buildings, and Improvements and Deferred Revenue on the accompanying consolidated balance sheets as of June 30, 2018.

In connection with the Golf Course Land Purchase (hereinafter defined in Note 15, “Accrued and Other Liabilities”), each year the Company is obligated to pay the City of Daytona Beach, Florida (the “City”) an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharge paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was reflected as an increase in Golf Buildings, Improvements, and Equipment and also as an increase in Accrued and Other Liabilities on the accompanying consolidated balance sheets as of June 30, 2017.

See Accompanying Notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS

Description of Business

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

We are a diversified real estate operating company. We own and manage thirty-six commercial real estate properties in thirteen states in the United States. As of June 30, 2018, we owned twenty-nine single-tenant and seven multi-tenant income-producing properties with approximately 2.1 million square feet of gross leasable space. We also own and manage a portfolio of undeveloped land totaling approximately 5,500 acres in Daytona Beach, Florida. As of June 30, 2018, we have one commercial loan investment, a fixed-rate first mortgage loan. We have golf operations which consist of the LPGA International Golf Club, also located in Daytona Beach, which is managed by a third party. We also lease some of our land for eighteen billboards, have agricultural operations that are managed by a third party, which consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage Subsurface Interests (hereinafter defined). The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

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

The results of operations for the six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which amends its guidance on the recognition and reporting of revenue from contracts with customers. In April 2016, the FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers was issued. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The Company completed its evaluation of the provisions during the year ended December 31, 2017 and determined there was no impact on the Company’s revenue recognition within the consolidated financial statements. All required disclosures relating to FASB ASC Topic 606 have been implemented herein as required by the standard. The Company adopted FASB ASC Topic 606 effective January 1, 2018 utilizing the modified retrospective method.

In January 2016, the FASB issued ASU 2016-01, relating to the recognition and measurement of financial assets and financial liabilities. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2016-01 effective January 1, 2018 and determined there was no material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, which requires entities to recognize assets and liabilities that arise from financing and operating leases and to classify those finance and operating lease payments in the financing or operating sections, respectively, of the statement of cash flows pursuant to FASB ASC Topic 842, Leases. The amendments in this update are effective for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating FASB ASC Topic 842, Leases to determine the potential impact, if any, the adoption will have on its consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of June 30, 2018 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled approximately $2.4 million at June 30, 2018 of which approximately $1.2 million is being held in three separate escrow accounts related to three separate land transactions which closed in December 2013, February 2017, and March 2018; approximately $127,000 is being held in a reserve for interest and property taxes for the $3.0 million first mortgage loan investment originated in July 2017; approximately $185,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo Bank, NA (“Wells Fargo”); and approximately $918,000 is being held in a leasing reserve in connection with our acquisition of the property in Aspen, Colorado in February 2018.

Derivative Financial Instruments and Hedging Activity

Interest Rate Swap. In conjunction with the variable-rate mortgage loan secured by our property located in Raleigh, North Carolina leased to Wells Fargo, the Company entered into an interest rate swap to fix the interest rate (the “Interest Rate Swap”). The Company accounts for its cash flow hedging derivative in accordance with FASB ASC Topic 815-20, Derivatives and Hedging. Depending upon the hedge’s value at each balance sheet date, the derivative is included in either Other Assets or Accrued and Other Liabilities on the consolidated balance sheet at its fair value. On the date the Interest Rate Swap was entered into, the Company designated the derivative as a hedge of the variability of cash flows to be paid related to the recognized long-term debt liability.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at June 30, 2018 and December 31, 2017, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s investments in variable rate commercial loans approximates fair value at December 31, 2017, since the floating rates of the loans reasonably approximate current market rates for notes with similar risks and maturities. There were no investments in variable rate commercial loans as of June 30, 2018. The carrying value of the Company’s credit facility approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loan investment, mortgage notes, and convertible debt is measured at fair value based on current market rates for financial instruments with similar risks and maturities. See Note 7, “Fair Value of Financial Instruments.”

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

Commercial Loan Investment Impairment

For each of the Company’s commercial loans held for investment, the Company evaluates the performance of the collateral property and the financial and operating capabilities of the borrower/guarantor, in part to assess whether any deterioration in the credit has occurred, and for possible impairment of the loan. Impairment would reflect the Company’s determination that it is probable that all amounts due according to the contractual terms of the loan would not be collected. Impairment is measured based on the present value of the expected future cash flows from the loan discounted at the effective rate of the loan or the fair value of the collateral. Upon measurement of impairment, the Company would record an allowance to reduce the carrying value of the loan with a corresponding recognition of loss in the results of operations. Significant exercise of judgment is required in determining impairment, including assumptions regarding the estimate of expected future cash flows, collectability of the loan, the value of the underlying collateral and other provisions including guarantees. The Company has determined that, as of June 30, 2018 and December 31, 2017, no allowance for impairment was required.

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of tenant reimbursable expenses. Receivables related to tenant reimbursable expenses totaled approximately $1.3 million and $895,000 as of June 30, 2018 and December 31, 2017, respectively.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled approximately $2.1 million and $2.2 million as of as of June 30, 2018 and December 31, 2017, respectively. As more fully described in Note 10, “Other Assets,” these accounts receivable are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015.

Trade accounts receivable primarily consist of receivables related to the golf operations, which are classified in other assets on the consolidated balance sheets. Trade accounts receivable related to golf operations, which primarily consist of amounts due from members or from private events, totaled approximately $287,000 and $349,000 as of June 30, 2018 and December 31, 2017, respectively.

The collectability of the aforementioned receivables is determined based on the aging of the receivable and a review of the specifically identified accounts using judgments. As of June 30, 2018 and December 31, 2017, no allowance for doubtful accounts was required.

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

Sales of Real Estate

Gains and losses on sales of real estate are accounted for as required by FASB ASC Topic 606, Revenue from Contracts with Customers. The Company recognizes revenue from the sales of real estate when the Company transfers the promised goods and/or services in the contract based on the transaction price allocated to the performance obligations within the contract. As market information becomes available, real estate cost basis is analyzed and recorded at the lower of cost or market.

Income Taxes

The Company uses the asset and liability method to account for income taxes. Deferred income taxes result primarily from the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. See Note 18, “Income Taxes.” In June 2006, the FASB issued additional guidance, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements included in income taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with FASB guidance included in income taxes, the Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the FASB guidance.

NOTE 2. REVENUE RECOGNITION

The Company implemented FASB ASC Topic 606, Revenue from Contracts with Customers effective January 1, 2018 utilizing the modified retrospective method.

The following table summarizes the Company’s revenue by segment, major good and/or service, and the related timing of revenue recognition for the three months ended June 30, 2018:

		Interest Income
	Income	from Commercial	Real Estate	Golf	Agriculture and	Total
	Properties	Loan Investments	Operations	Operations	Other Income	Revenues
	($000's)	($000's)	($000's)	($000's)	($000's)	($000's)

Major Good / Service:
Lease Revenue - Base Rent	$7,365	$—	$—	$—	$11	$7,376
Lease Revenue - CAM	891	—	—	—	—	891
Lease Revenue - Reimbursements	801	—	—	—	—	801
Lease Revenue - Billboards	70	—	—	—	—	70
Above / Below Market Lease Accretion	600	—	—	—	—	600
Contributed Leased Assets Accretion	85	—	—	—	—	85
Lease Incentive Amortization	(76)	—	—	—	—	(76)
Interest from Commercial Loan Investments	—	274	—	—	—	274
Land Sale Revenue	—	—	1,734	—	—	1,734
Impact Fee and Mitigation Credit Sales	—	—	470	—	—	470
Subsurface Lease Revenue	—	—	201	—	—	201
Subsurface Revenue - Other	—	—	79	—	—	79
Golf Operations	—	—	—	1,283	—	1,283
Interest and Other Revenue	45	—	—	—	—	45
Total Revenues	$9,781	$274	$2,484	$1,283	$11	$13,833

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$2,283	$1,041	$—	$3,324
Services Transferred Over Time	45	—	—	242	—	287
Over Lease Term	9,736	—	201	—	11	9,948
Commercial Loan Investment Related Revenue	—	274	—	—	—	274
Total Revenues	$9,781	$274	$2,484	$1,283	$11	$13,833

The following table summarizes the Company’s revenue by segment, major good and/or service, and the related timing of revenue recognition for the three months ended June 30, 2017:

		Interest Income
	Income	from Commercial	Real Estate	Golf	Agriculture and	Total
	Properties	Loan Investments	Operations	Operations	Other Income	Revenues
	($000's)	($000's)	($000's)	($000's)	($000's)	($000's)

Major Good / Service:
Lease Revenue - Base Rent	$6,114	$—	$—	$—	$11	$6,125
Lease Revenue - CAM	466	—	—	—	—	466
Lease Revenue - Reimbursements	371	—	—	—	—	371
Lease Revenue - Billboards	65	—	—	—	—	65
Above / Below Market Lease Accretion	550	—	—	—	—	550
Interest from Commercial Loan Investments	—	553	—	—	—	553
Land Sale Revenue	—	—	10,858	—	—	10,858
Revenue from Reimbursement of Infrastructure Costs	—	—	955	—	—	955
Impact Fee and Mitigation Credit Sales	—	—	1,222	—	—	1,222
Subsurface Lease Revenue	—	—	201	—	—	201
Subsurface Revenue - Other	—	—	21	—	—	21
Golf Operations	—	—	—	1,384	—	1,384
Timber Sales Revenue	—	—	—	—	68	68
Interest and Other Revenue	(1)	—	—	—	—	(1)
Total Revenues	$7,565	$553	$13,257	$1,384	$79	$22,838

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$12,101	$1,316	$68	$13,485
Services Transferred Over Time	(1)	—	955	68	—	1,022
Over Lease Term	7,566	—	201	—	11	7,778
Commercial Loan Investment Related Revenue	—	553	—	—	—	553
Total Revenues	$7,565	$553	$13,257	$1,384	$79	$22,838

The following table summarizes the Company’s revenue by segment, major good and/or service, and the related timing of revenue recognition for the six months ended June 30, 2018:

		Interest Income
	Income	from Commercial	Real Estate	Golf	Agriculture and	Total
	Properties	Loan Investments	Operations	Operations	Other Income	Revenues
	($000's)	($000's)	($000's)	($000's)	($000's)	($000's)

Major Good / Service:
Lease Revenue - Base Rent	$14,787	$—	$—	$—	$22	$14,809
Lease Revenue - CAM	1,505	—	—	—	—	1,505
Lease Revenue - Reimbursements	1,365	—	—	—	—	1,365
Lease Revenue - Billboards	134	—	—	—	—	134
Above / Below Market Lease Accretion	1,179	—	—	—	—	1,179
Contributed Leased Assets Accretion	95	—	—	—	—	95
Lease Incentive Amortization	(151)	—	—	—	—	(151)
Interest from Commercial Loan Investments	—	575	—	—	—	575
Land Sale Revenue	—	—	14,851	—	—	14,851
Impact Fee and Mitigation Credit Sales	—	—	586	—	—	586
Subsurface Lease Revenue	—	—	400	—	—	400
Subsurface Revenue - Other	—	—	626	—	—	626
Golf Operations	—	—	—	2,638	—	2,638
Interest and Other Revenue	73	—	—	—	—	73
Total Revenues	$18,987	$575	$16,463	$2,638	$22	$38,685

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$16,063	$2,136	$—	$18,199
Services Transferred Over Time	73	—	—	502	—	575
Over Lease Term	18,914	—	400	—	22	19,336
Commercial Loan Investment Related Revenue	—	575	—	—	—	575
Total Revenues	$18,987	$575	$16,463	$2,638	$22	$38,685

The following table summarizes the Company’s revenue by segment, major good and/or service, and the related timing of revenue recognition for the six months ended June 30, 2017:

		Interest Income
	Income	from Commercial	Real Estate	Golf	Agriculture and	Total
	Properties	Loan Investments	Operations	Operations	Other Income	Revenues
	($000's)	($000's)	($000's)	($000's)	($000's)	($000's)

Major Good / Service:
Lease Revenue - Base Rent	$11,668	$—	$—	$—	$22	$11,690
Lease Revenue - CAM	965	—	—	—	—	965
Lease Revenue - Reimbursements	791	—	—	—	—	791
Lease Revenue - Billboards	126	—	—	—	—	126
Above / Below Market Lease Accretion	1,081	—	—	—	—	1,081
Interest from Commercial Loan Investments	—	1,090	—	—	—	1,090
Land Sale Revenue	—	—	39,564	—	—	39,564
Revenue from Reimbursement of Infrastructure Costs	—	—	1,276	—	—	1,276
Impact Fee and Mitigation Credit Sales	—	—	1,439	—	—	1,439
Subsurface Lease Revenue	—	—	400	—	—	400
Subsurface Revenue - Other	—	—	53	—	—	53
Golf Operations	—	—	—	2,858	—	2,858
Timber Sales Revenue	—	—	—	—	211	211
Interest and Other Revenue	7	—	—	—	—	7
Total Revenues	$14,638	$1,090	$42,732	$2,858	$233	$61,551

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$41,056	$2,647	$211	$43,914
Services Transferred Over Time	7	—	1,276	211	—	1,494
Over Lease Term	14,631	—	400	—	22	15,053
Commercial Loan Investment Related Revenue	—	1,090	—	—	—	1,090
Total Revenues	$14,638	$1,090	$42,732	$2,858	$233	$61,551

NOTE 3. INCOME PROPERTIES

During the six months ended June 30, 2018, the Company acquired one single-tenant income property for a purchase price of $28.0 million, or an acquisition cost of approximately $29.0 million including capitalized acquisition costs. Of the total acquisition cost, approximately $12.0 million was allocated to land, approximately $15.0 million was allocated to buildings and improvements, approximately $2.8 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees and above market lease value, and approximately $0.8 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was approximately 20.0 years at acquisition. The property acquired during the six months ended June 30, 2018 is described below:

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

Four income properties were disposed of during the six months ended June 30, 2018. On March 26, 2018, the Company sold its four self-developed, multi-tenant office properties located in Daytona Beach, Florida for approximately $11.4 million (the “Self-Developed Properties Sale”). The sale included the 22,012 square-foot Concierge office building, the 30,720 square-foot Mason Commerce Center comprising two office buildings, and the 15,360 Williamson Business Park office building. The gain on the sale totaled approximately $3.7 million, or approximately $0.49 per share, after tax. The Company utilized the proceeds to fund a portion of the previously acquired income property located near Portland, Oregon leased to Wells Fargo, through a reverse 1031 like-kind exchange structure. As part of the transaction, the Company entered into a lease of its approximately 7,600 square foot office space in Williamson Business Park for approximately 5 years at a market rental rate.

During the six months ended June 30, 2017, the Company acquired three single-tenant income properties and two multi-tenant income properties, for an aggregate purchase price of approximately $40.0 million, or an aggregate acquisition cost of approximately $40.7 million including capitalized acquisition costs. Of the total acquisition cost, approximately $18.0 million was allocated to land, approximately $19.3 million was allocated to buildings and improvements, approximately $4.9 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees and above market lease value, and approximately $1.5 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities is approximately 9.8 years.

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

On June 13, 2018, the variable rate B-Note (the “B-Note”) held by the Company and secured by real estate located in Sarasota, Florida matured and was repaid by the borrower. The Company purchased the B-Note in May 2014. The proceeds of approximately $9.0 million were used to pay down the Company’s Credit Facility.

As of June 30, 2018, the Company owned one performing commercial loan investment with an outstanding principal balance of approximately $3.0 million. The loan is secured by real estate located in Daytona Beach Shores, Florida.

The Company’s commercial loan investment was comprised of the following at June 30, 2018:

	Date of	Maturity	Original Face	Current Face	Carrying
Description	Investment	Date	Amount	Amount	Value	Coupon Rate
First Mortgage – Land Parcel, Daytona Beach Shores, FL	July 2017	August 2018	3,000,000	3,000,000	2,994,916	11.00%

The carrying value of the commercial loan investment portfolio at June 30, 2018 consisted of the following:

Total
Current Face Amount	$3,000,000
Unamortized Fees	—
Unaccreted Origination Fees	(5,084)
Total Commercial Loan Investments	$2,994,916

The Company’s commercial loan investment portfolio was comprised of the following at December 31, 2017:

	Date of	Maturity	Original Face	Current Face	Carrying
Description	Investment	Date	Amount	Amount	Value	Coupon Rate
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2018	$8,960,467	$8,960,467	$8,960,467	30 ‑day LIBOR plus 7.50%
First Mortgage – Land Parcel, Daytona Beach Shores, FL	July 2017	August 2018	3,000,000	3,000,000	2,965,232	11.00%
Total			$11,960,467	$11,960,467	$11,925,699

The carrying value of the commercial loan investment portfolio at December 31, 2017 consisted of the following:

Total
Current Face Amount	$11,960,467
Unamortized Fees	—
Unaccreted Origination Fees	(34,768)
Total Commercial Loan Investments	$11,925,699

NOTE 5. LAND AND SUBSURFACE INTERESTS

As of June 30, 2018, the Company owned approximately 5,500 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Currently, the majority of this land is used for agricultural purposes. As of August 1, 2018, approximately 78% of this acreage, or nearly 4,300 acres, is under contract to be sold. Approximately 1,000 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 4,500 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,000 acres, primarily an 850-acre parcel and three smaller parcels, which are located further west of Interstate 95 and a few miles north of Interstate 4 that are generally well suited for industrial purposes.

Real estate operations revenue consisted of the following for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue Description	($000's)	($000's)	($000's)	($000's)
Land Sales Revenue	$1,734	$10,858	$14,851	$39,564
Revenue from Reimbursement of Infrastructure Costs	—	955	—	1,276
Impact Fee and Mitigation Credit Sales	470	1,222	586	1,439
Subsurface Revenue	280	222	1,026	453
Total Real Estate Operations Revenue	$2,484	$13,257	$16,463	$42,732

2018 Land Sales. During the six months ended June 30, 2018, the Company completed land transactions representing approximately 2,559 acres of land including: (i) the sale of a 70% interest in the Mitigation Bank (hereinafter defined) that holds approximately 2,492 acres of land for proceeds of $15.3 million and (ii) four land sales totaling approximately 67 acres for aggregate proceeds of approximately $15.7 million, as described below:

					Gross Sales		Gain
			Date of	No. of	Price	Price	on Sale (1)
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Buc-ee's	East of I-95	03/16/18	34.9	$13,948	$400,000	$11,926
		Subtotal - Q1 2018		34.9	13,948	400,000	11,926

2	Residential	West of I-95	06/12/18	19.0	265	14,000	226
3	Commercial / Retail	East of I-95	06/25/18	5.7	625	110,000	224
4	Commercial / Retail	East of I-95	06/28/18	7.7	819	106,000	628
		Subtotal - Q2 2018		32.4	1,709	53,000	1,078

		YTD Q2 2018		67.3	$15,657	$233,000	$13,004

(1)The gain recognized during the six months ended June 30, 2018 on the Buc-ee’s sale totaling approximately $11.9 million excludes approximately $831,000 held in an escrow reserve related to the portion of the acreage sold for which the Company remains obligated to perform wetlands mitigation. The Company expects to recognize the remaining gain of approximately $831,000 upon completion of the mitigation work. See Note 16, “Deferred Revenue”.

Mitigation Bank. The mitigation bank transaction consists of the sale of a 70% interest in the entity that holds approximately 2,492 acres of land that has been permitted for the creation of a wetland mitigation bank (the “Venture” or the “Mitigation Bank”). The purchaser of the 70% interest in the Mitigation Bank is comprised of certain funds and accounts managed by an investment advisor subsidiary of BlackRock, Inc. (“BlackRock”). The Company retained an approximately 30% non-controlling interest. A third-party was retained by the Venture as the day-to-day manager of the Mitigation Bank property; responsible for the maintenance, generation, tracking, and other aspects of wetland mitigation credits.

The Mitigation Bank intends to engage in the creation and sale of both federal and state wetland mitigation credits. These credits will be created pursuant to the applicable permits that have been or will be issued to the Venture from the federal and state regulatory agencies that exercise jurisdiction over the awarding of such credits, but no assurances can be given as to the issuance, marketability or value of the credits. The Venture received the permit from the state regulatory agency on June 8, 2018 with the potential for 355 state credits to be awarded. Receipt of the remaining federal permit and the award of the initial state credits is anticipated to occur prior to the end of the year.

The gain on the sale of the 70% interest in the Mitigation Bank totaled approximately $18.4 million and is comprised of the gain on the sale of 70% interest for proceeds of $15.3 million as well as the gain on the retained 30% interest pursuant to FASB ASC Topic 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. The gain is included in the Gain on Disposition of Assets in the Company’s consolidated statements of operations. As of June 30, 2018, the approximately $6.7 million Investment in Joint Venture included on the Company’s consolidated balance sheets is comprised of the fair market value of the 30% retained interest in the Venture.

The operating agreement of the Venture (the “Operating Agreement”) executed in conjunction with the mitigation bank transaction, stipulates that the Company shall arrange for sales to unrelated third parties of mitigation credits of the Mitigation Bank totaling no less than $6 million of revenue to the Mitigation Bank, net of commissions, by the end of 2020, utilizing a maximum of 60 mitigation credits to achieve the minimum sales requirement (the “Minimum Sales Requirement”). The Operating Agreement stipulates that if the Minimum Sales Requirement is not achieved, then BlackRock has the right, but is not required, to have the Company purchase the number of combined mitigation credits necessary to reach the Minimum Sales Requirement (the “Minimum Sales Guarantee”). The Company estimates the fair value of the Minimum Sales Guarantee to be approximately $100,000 which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of June 30, 2018.

Additionally, the Operating Agreement provides BlackRock the right to cause the Company to purchase a maximum of 8.536 mitigation credits per quarter from the Mitigation Bank Venture at a price equal to 60% of the then fair market value for mitigation credits (the “Put Right”). The Put Right is applicable even if the Mitigation Bank has not yet had sufficient mitigation credits released to the Mitigation Bank by the applicable federal and state regulatory agencies. Further, in any quarter that BlackRock does not exercise its Put Right, the permitted amount of mitigation credits for the applicable quarter can be rolled forward to future calendar quarters. However, the Operating Agreement also stipulates that any amount of third-party sales of mitigation credits will reduce the Put Rights outstanding on a one-for-one basis, if the sales price of the third-party sales equals or exceeds the prices stipulated by the Put Right. Further, any sales of mitigation credits to third parties at the requisite minimum prices in a quarter that exceeds the quarterly amount of BlackRock’s Put Right, will reduce BlackRock’s Put Rights in future calendar quarters also on a one-for-one basis. The maximum potential of future payments for the Company pursuant to the Put Right is approximately $27 million. The Company estimates the fair value of the Put Right to be approximately $200,000, which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of June 30, 2018.

2017 Land Sales. During the six months ended June 30, 2017, a total of approximately 1,669 acres were sold for approximately $40.5 million as described below:

					Gross Sales		Gain
			Date of	No. of	Price	Price	on Sale (1)
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Minto Communities, LLC	West of I-95	02/10/17	1,581.0	$27,151	$17,000	$20,041
2	Commercial	East of I-95	03/22/17	6.4	1,556	245,000	11
		Subtotal - Q1 2017		1,587.4	28,707	18,000	20,052

3	Commercial	East of I-95	04/05/17	27.5	3,218	117,000	2,955
4	Commercial	East of I-95	04/13/17	4.5	1,235	274,000	13
5	Commercial	West of I-95	04/25/17	30.0	2,938	98,000	627
6	Third NADG Land Sale	East of I-95	06/27/17	19.4	4,422	228,000	3,263
		Subtotal - Q2 2017		81.4	11,813	145,000	6,858

		YTD Q2 2017		1,668.8	$40,520	$24,000	$26,910

(1)The gain of approximately $3.3 million on the Third NADG Land Sale includes an infrastructure reimbursement payment of approximately $955,000 received in conjunction with the closing on June 27, 2017.

Pipeline. For a description of our land which is currently under contract, see the land pipeline in Note 19, “Commitment and Contingencies.”

Land Impairments. There were no impairment charges related to the Company’s undeveloped land during the six months ended June 30, 2018 or 2017.

Beachfront Development. During the first quarter of 2018, the Company completed the construction of two single-tenant restaurants located on the Company’s six-acre beachfront property with a cost basis of approximately $11.7 million, which was included in Land and Development Costs on the Company’s consolidated balance sheet as of December 31, 2017. The total cost of construction was approximately $6.8 million. Upon completion of the construction and commencement of the tenant leases (described herein), the total basis of approximately $18.5 million was transferred to Income Properties, Land, Buildings, and Improvements from Land and Development Costs and Construction in Process on the Company’s consolidated balance sheets. The Company’s 15-year lease agreement with the operator of LandShark Bar & Grill, for the approximately 6,264 square foot restaurant property, includes annual rent based on a percentage of the tenant’s net operating income (“NOI”) until the Company has received its investment basis in the property; thereafter, the Company will receive a lower percentage of the tenant’s NOI during the remaining lease term. The Company’s 15-year lease agreement with the operator of Cocina 214 Restaurant & Bar, for the second restaurant property includes annual rent equal to the greater of $360,000 per year or a certain percentage of gross sales, and also provides for additional percentage rent upon the achievement of certain gross sales thresholds.

Daytona Beach Development. We may selectively acquire other real estate in the downtown and beachside areas of Daytona Beach, Florida. We may target either vacant land or land with existing structures that we would demolish and develop into additional income properties. During the first quarter of 2018, the Company acquired a 3-acre parcel of land with existing structures in downtown Daytona Beach, Florida for a purchase price of approximately $2.0 million. As of June 30, 2018, the Company has also acquired other contiguous parcels for a total of approximately 0.9-acres for approximately $1.5 million. We intend to pursue the potential redevelopment of these parcels, which are located nearly adjacent to the location of the future new headquarters of Brown & Brown, Inc. (NYSE: BRO) along with certain other adjacent land parcels, some of which we have under contract for purchase. We intend for our investments in the Daytona Beach area to target opportunistic acquisitions of select catalyst sites, which are typically distressed, with an objective of having short investment horizons. We may seek to partner with developers to develop the sites acquired during the six months ended June 30, 2018, and any other sites we acquire, rather than self-develop the properties.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $199,000 and mitigation credits with a cost basis of approximately $526,000 for a combined total of approximately $725,000 as of June 30, 2018. During the six months ended June 30, 2018, the Company transferred mitigation credits with a basis of approximately $124,000 to the land acquired by Buc-ee’s. During the six months ended June 30, 2018, the Company sold mitigation credits for approximately $455,000, for a gain of approximately $403,000, or $0.05 per share, after tax. During the six months ended June 30, 2017, the Company sold mitigation credits for approximately $1.1 million, for a gain of approximately $932,000, or $0.10 per share, after tax. During the six months ended June 30, 2018 and 2017, the Company received cash payments of approximately $131,000 and $291,000, respectively, for impact fees with a cost basis that was generally of equal value. Additionally, during the six months ended June 30, 2018, impact fees with a cost basis of approximately $72,000 were transferred to the beachfront restaurant leased to LandShark Bar & Grill.

As of December 31, 2017, the Company owned impact fees with a cost basis of approximately $402,000 and mitigation credits with a cost basis of approximately $723,000 for a combined total of approximately $1.1 million.

Subsurface Interests. As of June 30, 2018, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 461,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

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

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For both the three and six months ended June 30, 2018 and 2017, respectively, lease income of approximately $201,000 and $400,000 was recognized. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2018 or, if extended, the terms or conditions of such extension.

During the six months ended June 30, 2018 and 2017, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $12,000 and $18,000, during the three months ended June 30, 2018 and 2017, respectively. Revenues received from oil royalties totaled approximately $44,000 and $49,000, during the six months ended June 30, 2018 and 2017, respectively.

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

During the six months ended June 30, 2018, the Company completed a transaction releasing our surface entry rights on approximately 600 acres in exchange for approximately $185,000 in cash and fee title to approximately 40 additional acres in Hendry County, valued at approximately $320,000. Including the non-cash value received, the gain from the transaction totaled approximately $435,000, or $0.06 per share, after tax. The Company also received cash payments for the release of surface entry rights of approximately $68,000 during the six months ended June 30, 2018. There were no releases of surface entry rights during the six months ended June 30, 2017.

NOTE 6. INVESTMENT IN JOINT VENTURE

The Investment in Joint Venture on the Company’s consolidated balance sheet represents the Company’s ownership interest in the Mitigation Bank (the “JV Investment”). We have concluded the Mitigation Bank is a variable interest entity and is accounted for under the equity method of accounting as the Company is not the primary beneficiary as defined in FASB ASC Topic 810, Consolidation. The Mitigation Bank is jointly controlled by the members. Under the guidance of FASB ASC 323, Investments-Equity Method and Joint Ventures, the Company uses the equity method to account for the JV Investment.

The following table provides summarized financial information of the Venture as of June 30, 2018:

As of
June 30, 2018
($000's)
Assets, cash and cash equivalents	$2,409
Assets, investment in mitigation credit assets	1,424
Total Assets	$3,833
Equity	$3,833

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and Cash Equivalents - Level 1	$4,312,324	$4,312,324	$6,559,409	$6,559,409
Restricted Cash - Level 1	2,419,686	2,419,686	6,508,131	6,508,131
Commercial Loan Investments - Level 2	2,994,916	3,031,501	11,925,699	12,015,628
Long-Term Debt - Level 2	177,133,608	179,596,049	195,816,364	200,000,776

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

The following table presents the fair value of assets measured on a recurring basis by Level as of June 30, 2018:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	6/30/2018	Assets (Level 1)	(Level 2)	(Level 3)

Cash Flow Hedge - Interest Rate Swap	$912,767	$—	$912,767	$—
Total	$912,767	$—	$912,767	$—

The following table presents the fair value of assets measured on a recurring basis by Level as of December 31, 2017:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2017	Assets (Level 1)	(Level 2)	(Level 3)

Cash Flow Hedge - Interest Rate Swap	$606,621	$—	$606,621	$—
Total	$606,621	$—	$606,621	$—

NOTE 8. INTANGIBLE LEASE ASSETS AND LIABILITIES

Intangible lease assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values.

Intangible lease assets and liabilities consisted of the following as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018	December 31, 2017
Intangible Lease Assets:
Value of In-Place Leases	$38,046,241	$36,827,226
Value of Above Market In-Place Leases	2,966,322	2,966,322
Value of Intangible Leasing Costs	12,004,653	10,405,135
Sub-total Intangible Lease Assets	53,017,216	50,198,683
Accumulated Amortization	(14,411,170)	(11,440,624)
Sub-total Intangible Lease Assets—Net	38,606,046	38,758,059
Intangible Lease Liabilities (included in accrued and other liabilities):
Value of Below Market In-Place Leases	(36,109,518)	(35,312,017)
Sub-total Intangible Lease Liabilities	(36,109,518)	(35,312,017)
Accumulated Amortization	6,969,983	5,541,576
Sub-total Intangible Lease Liabilities—Net	(29,139,535)	(29,770,441)
Total Intangible Assets and Liabilities—Net	$9,466,511	$8,987,618

The following table reflects the amortization of intangible assets and liabilities during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($000's)	($000's)	($000's)	($000's)
Depreciation and Amortization Expense	$1,368	$1,189	$2,721	$2,277
Increase to Income Properties Revenue	(600)	(550)	(1,179)	(1,081)
Net Amortization of Intangible Assets and Liabilities	$768	$639	$1,542	$1,196

The estimated future amortization and accretion of intangible lease assets and liabilities is as follows:

		Future Accretion	Net Future
	Future	to Income	Amortization of
	Amortization	Property	Intangible Assets
Year Ending December 31,	Amount	Revenue	and Liabilities
Remainder of 2018	$2,916,475	$(1,182,672)	$1,733,803
2019	5,452,670	(2,394,193)	3,058,477
2020	5,011,249	(2,327,464)	2,683,785
2021	3,320,813	(2,478,319)	842,494
2022	2,702,885	(2,549,480)	153,405
2023	2,359,734	(2,557,950)	(198,216)
Thereafter	14,985,245	(13,792,482)	1,192,763
Total	$36,749,071	$(27,282,560)	$9,466,511

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

There were no impairment charges during the six months ended June 30, 2018 and 2017.

NOTE 10. OTHER ASSETS

Other assets consisted of the following:

	As of
	June 30, 2018	December 31, 2017
Income Property Tenant Receivables	$1,318,042	$895,476
Income Property Straight-line Rent Adjustment	3,439,530	2,517,195
Income Property Lease Incentive	2,545,461	2,696,678
Interest Receivable from Commercial Loan Investments	—	38,078
Cash Flow Hedge - Interest Rate Swap	912,767	606,621
Infrastructure Reimbursement Receivables	2,117,840	2,213,305
Golf Operations Receivables	286,995	349,220
Deferred Deal Costs	471,966	480,257
Prepaid Expenses, Deposits, and Other	2,882,784	3,174,299
Total Other Assets	$13,975,385	$12,971,129

Income Property Lease Incentive. As of June 30, 2018, the Income Property Lease Incentive of approximately $2.5 million relates to a tenant improvement allowance of approximately $2.7 million provided to Hilton Grand Vacations in conjunction with the extension of their leases of two buildings from November 30, 2021 to November 30, 2026, offset by approximately $202,000 of accumulated amortization which has been recognized as an offset to rental revenue. The remaining balance will be amortized over the remaining term of the leases.

Infrastructure Reimbursement Receivables. As of June 30, 2018 and December 31, 2017, the Infrastructure Reimbursement Receivables were all related to the land sales within the Tomoka Town Center. The balance as of June 30, 2018 consisted of approximately $1.6 million due from Tanger for infrastructure reimbursement to be repaid in nine remaining annual installments of $175,000, net of a discount of approximately $162,000, and approximately $770,000 due from Sam’s Club for infrastructure reimbursement to be repaid in seven remaining annual installments of $110,000, net of a discount of approximately $65,000.

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

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Income Available to Common Shareholders:
Net Income	$14,162,908	$3,678,908	$25,075,207	$16,425,300
Weighted Average Shares Outstanding	5,529,360	5,531,444	5,530,108	5,566,595
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	—	14,008	31,683	16,463
Total Shares Applicable to Diluted Earnings Per Share	5,529,360	5,545,452	5,561,791	5,583,058

Per Share Information:
Basic
Net Income	$2.56	$0.67	$4.53	$2.95

Diluted
Net Income	$2.56	$0.66	$4.51	$2.94

There were no potentially dilutive securities for the three months ended June 30, 2018. The effect of 70,000 potentially dilutive securities was not included for the three months ended June 30, 2017 as the effect would be anti-dilutive. The effect of 15,000 and 77,750 potentially dilutive securities was not included for the six months ended June 30, 2018 and 2017, respectively, as the effect would be anti-dilutive.

The Company intends to settle its 4.50% Convertible Senior Notes due 2020 (the “Convertible Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the current conversion price of $68.63. The average price of our common stock during the six months ended June 30, 2018 and 2017 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

NOTE 12. TREASURY STOCK

In the first quarter of 2017, the Company announced a $10 million stock repurchase program (the “$10 Million Repurchase Program”) under which approximately $4.6 million of the Company’s common stock had been repurchased as of December 31, 2017. During the three months ended June 30, 2018, the Company repurchased 36,804 shares of its common stock on the open market for a total cost of approximately $2.2 million, or an average price per share of $59.57. The shares of the Company’s common stock repurchased during the three months ended June 30, 2018 were returned to the Company’s treasury. On July 18, 2018, the Company’s Board of Directors approved an increase of approximately $7.1 million to the stock repurchase program, refreshing the total program to an aggregate of $10 million.

NOTE 13. LONG-TERM DEBT

As of June 30, 2018, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility	$50,745,579	September 2021	30 ‑day LIBOR plus 1.50% -2.20%
Mortgage Note Payable (originated with Wells Fargo) (1)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (2)	24,886,938	April 2021	30 ‑day LIBOR plus 1.90%
4.50% Convertible Senior Notes due 2020, net of discount	75,000,000	March 2020	4.500%
Total Long-Term Face Value Debt	$180,632,517

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

(2)Secured by the Company’s income property leased to Wells Fargo located in Raleigh, North Carolina. The mortgage loan has a 5-year term with two years interest only, and interest and a 25-year amortization for the balance of the term. The mortgage loan bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. The mortgage loan can be prepaid at any time subject to the termination of the interest rate swap. Amortization of the principal balance began in May 2018.

Credit Facility. The Company’s revolving credit facility (the “Credit Facility”), with Bank of Montreal (“BMO”) serving as the administrative agent for the lenders thereunder, is unsecured with regard to our income property portfolio but is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Wells Fargo and Branch Banking & Trust Company. On September 7, 2017, the Company executed the second amendment and restatement of the Credit Facility (the “2017 Revolver Amendment”). Pursuant to the 2017 Revolver Amendment, the Credit Facility matures on September 7, 2021,  with the ability to extend the term for 1 year.

On May 14, 2018, the Company executed the first amendment to the 2017 Revolver Amendment (the “2018 Revolver Amendment”). As a result of the 2018 Revolver Amendment, the Credit Facility has a total borrowing capacity of $150.0 million with the ability to increase that capacity up to $250.0 million during the term. The Credit Facility provides the lenders with a secured interest in the equity of the Company subsidiaries that own the properties included in the borrowing base. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 150 basis points to the 30-day LIBOR plus 220 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the 2017 Revolver Amendment, as amended by the 2018 Revolver Amendment. The Credit Facility also accrues a fee of 15 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity.

At June 30, 2018, the current commitment level under the Credit Facility was $150.0 million. The available borrowing capacity under the Credit Facility was approximately $99.1 million, based on the level of borrowing base assets. As of June 30, 2018, the Credit Facility had a $50.7 million balance outstanding.

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

Convertible Debt. The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. Since July of 2016, when the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend, the conversion rate has been adjusted with each successive quarterly dividend and is currently, after the second quarter 2018 dividend, equal to 14.5701 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.63 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Convertible Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Convertible Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the Convertible Notes prior to the stated maturity date and no sinking fund is provided for the Convertible Notes. The Convertible Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Convertible Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Convertible Notes. As of June 30, 2018, the unamortized debt discount of our Convertible Notes was approximately $2.3 million.

Long-term debt as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018		December 31, 2017
		Due Within		Due Within
	Total	One Year	Total	One Year
Credit Facility	$50,745,579	$—	$70,000,000	$—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—	30,000,000	—
Mortgage Note Payable (originated with Wells Fargo)	24,886,938	—	25,000,000	—
4.50% Convertible Senior Notes due 2020, net of discount	72,701,857	—	72,075,295	—
Loan Costs, net of accumulated amortization	(1,200,766)	—	(1,258,931)	—
Total Long-Term Debt	$177,133,608	$—	$195,816,364	$—

Payments applicable to reduction of principal amounts as of June 30, 2018 will be required as follows:

Year Ending December 31,	Amount
2019	$—
2020	75,000,000
2021	75,632,517
2022	—
2023	—
Thereafter	30,000,000
Total Long-Term Debt - Face Value	$180,632,517

The carrying value of long-term debt as of June 30, 2018 consisted of the following:

Total
Current Face Amount	$180,632,517
Unamortized Discount on Convertible Debt	(2,298,143)
Loan Costs, net of accumulated amortization	(1,200,766)
Total Long-Term Debt	$177,133,608

The following table reflects a summary of interest expense incurred and paid during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($000's)	($000's)	($000's)	($000's)
Interest Expense	$2,085	$1,736	$4,185	$3,393
Amortization of Loan Costs	137	112	287	225
Amortization of Discount on Convertible Notes	316	296	627	588
Total Interest Expense	$2,538	$2,144	$5,099	$4,206

Total Interest Paid	$1,291	$887	$4,190	$3,438

The Company was in compliance with all of its debt covenants as of June 30, 2018 and December 31, 2017.

NOTE 14. INTEREST RATE SWAP

The Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the $24.9 million mortgage note payable as discussed in Note 13, “Long-Term Debt.” During the six months ended June 30, 2018, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income. As of June 30, 2018, the fair value of our interest rate swap agreement, which was a gain of approximately $913,000, was included in other assets on the consolidated balance sheets. The interest rate swap was effective on April 7, 2016 and matures on April 7, 2021. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $24.9 million to a rate of 3.17%.

NOTE 15. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	June 30, 2018	December 31, 2017
Golf $1 Round Surcharge	$630,000	$700,000
Accrued Property Taxes	1,372,678	66,909
Tenant Leasing Reserve Escrow	917,748	—
Reserve for Tenant Improvements	136,157	3,302,831
Accrued Construction Costs	190,998	1,360,950
Accrued Interest	1,189,668	1,194,681
Environmental Reserve and Restoration Cost Accrual	572,197	866,936
Other	2,829,020	2,668,219
Total Accrued and Other Liabilities	$7,838,466	$10,160,526

Golf $1 Round Surcharge. On January 24, 2017, the Company acquired the land and improvements comprising the golf courses, previously leased from the City, for approximately $1.5 million (the “Golf Course Land Purchase”). In connection with the Golf Course Land Purchase,  each year the Company is obligated to pay the City additional consideration in the amount of an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompany consolidated balance sheets. The first annual payment was made in January 2018 leaving a remaining commitment of approximately $630,000 as of June 30, 2018.

Tenant Leasing Reserve Escrow. In connection with the acquisition of the property in Aspen, Colorado on February 21, 2018, the master tenant funded approximately $2.25 million at closing which is being held by the Company in a leasing reserve. During the six months ended June 30, 2018 eligible costs totaling approximately $1.3 million were funded from the escrow account which included approximately $935,000 of the Company’s costs incurred related to the property acquisition and approximately $398,000 in base rent payments, leaving a remaining escrow balance of approximately $918,000. The balance can be used for eligible costs which, pursuant to the lease, include rent payments up to a maximum of $1.0 million and taxes, insurance, leasing commissions, tenant improvements, or other third-party operating expenses incurred in connection with the operation of the property.

Reserve for Tenant Improvements. The reduction of the balance during the six months ended June 30, 2018 represents the payment of approximately $2.7 million for a tenant improvement allowance provided to Hilton Grand Vacations in conjunction with the extension of their leases of two buildings from November 30, 2021 to November 30, 2026 which was accrued for as of December 31, 2017. In connection with the acquisition on April 28, 2017 of the property in Tampa, Florida leased to LA Fitness, the Company was credited approximately $400,000 at closing for certain tenant improvements. During the quarter ended June 30, 2018, the tenant completed the improvements and the Company funded $400,000 to LA Fitness.

Environmental Reserve. During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to be between approximately $500,000 and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $500,000 accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. During the fourth quarter of 2017, the Company made an additional accrual of approximately $51,000 for the second year of monitoring as the low end of the original range of estimated costs was increased for the amount of monitoring now anticipated. Since the total accrual of approximately $661,000 was made, approximately $552,000 in costs have been incurred through June 30, 2018, leaving a remaining accrual of approximately $109,000.

Restoration Accrual. As part of the resolution of a regulatory matter pertaining to the Company’s prior agricultural activities on certain of the Company’s land located in Daytona Beach, Florida, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible wetlands restoration costs for approximately 148.4 acres within such land, and such estimated costs were included on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. The final proposal for restoration work was received during the second quarter of 2016 which totaled approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was recorded during the second quarter of 2016. The Company funded approximately $1.6 million of the total $2.0 million of estimated costs through the period ended June 30, 2018, leaving a remaining accrual of approximately $464,000. This matter is more fully described in Note 19 “Commitments and Contingencies.”

NOTE 16. DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	June 30, 2018	December 31, 2017
Deferred Oil Exploration Lease Revenue	$185,648	$585,675
Deferred Revenue on Land Sales	846,545	—
Prepaid Rent	1,079,747	1,126,408
Tenant Contributions	4,227,953	—
Other Deferred Revenue	528,772	318,376
Total Deferred Revenue	$6,868,665	$2,030,459

Deferred Oil Exploration Lease Revenue. On October 11, 2017, the Company received an approximate $807,000 rent payment for the seventh year of the Company’s thirteen-year oil exploration lease, which is being recognized ratably over the twelve-month lease period ending in September 2018. The oil exploration lease is more fully described in Note 5 “Land and Subsurface Interests.”

Deferred Revenue on Land Sales. In conjunction with the land sale to Buc-ee’s in March 2018, the Company funded an escrow account for approximately $831,000 related to the portion of the acreage sold for which the Company remains obligated to perform wetlands mitigation. As a result of the Company’s continuing obligation, approximately $831,000 of the sales price collected at closing was deferred and the revenue will be recognized upon the Company’s performance of the obligation. The Company estimates the obligation related to the wetlands mitigation will total approximately $25,000.

Tenant Contributions. In connection with the acquisition of the property in Aspen, Colorado, the master tenant contributed $1.5 million of the $28.0 million purchase price at closing on February 21, 2018. Additionally, the master tenant funded, from its leasing reserve escrow, approximately $935,000 of the Company’s acquisition-related costs. Approximately $41,000 was recognized into income property rental revenue through June 30, 2018, leaving an aggregate balance of approximately $2.4 million, related to the Company’s total acquisition cost of approximately $29.0 million, to be recognized over the remaining term of the lease.

In connection with the construction of the beachfront restaurant leased to Cocina 214 Restaurant & Bar in Daytona Beach, Florida, the tenant contributed approximately $1.9 million of the building and tenant improvements owned by the Company through direct payments to various third-party construction vendors. Approximately $54,000 was recognized into income property rental revenue through June 30, 2018, leaving a balance of approximately $1.8 million to be recognized over the remaining term of the lease.

NOTE 17. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the six months ended June 30, 2018, is presented below:

	Shares		Vested /			Shares
	Outstanding	Granted	Exercised	Expired	Forfeited	Outstanding
Type of Award	at 1/1/2018	Shares	Shares	Shares	Shares	at 6/30/2018
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	12,635	15,445	—	—	—	28,080
Equity Classified - Market Condition Restricted Shares - Stock Price Vesting	29,750	—	(7,750)	—	—	22,000
Equity Classified - Three Year Vest Restricted Shares	37,390	17,712	(18,883)	—	—	36,219
Equity Classified - Non-Qualified Stock Option Awards	90,000	—	—	—	—	90,000
Total Shares	169,775	33,157	(26,633)	—	—	176,299

Amounts recognized in the consolidated financial statements related to stock compensation are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$430,054	$389,585	$897,325	$743,164

Income Tax Expense Recognized in Income	$(108,997)	$(150,283)	$(227,427)	$(286,676)

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

A summary of activity during the six months ended June 30, 2018, is presented below:

		Wtd. Avg.
Performance Shares with Market Conditions	Shares	Fair Value
Outstanding at January 1, 2018	12,635	$55.66
Granted	15,445	74.99
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2018	28,080	$66.29

As of June 30, 2018, there was approximately $1.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to Performance Share awards, which will be recognized over a remaining weighted average period of 2.2 years.

Market Condition Restricted Shares – Stock Price Vesting

“Inducement” grants of 96,000 and 17,000 shares of restricted Company common stock were awarded to John P. Albright and Mark E. Patten in 2011 and 2012, respectively. Mr. Albright’s restricted shares were granted outside of the 2010 Plan while Mr. Patten’s restricted shares were awarded under the 2010 Plan. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of Mr. Albright’s restricted stock under this award. The restricted shares were to vest in six increments based upon the price per share of the Company’s common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause) meeting or exceeding the target trailing sixty-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares were to fail to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares would have been forfeited. The first four increments of Mr. Albright’s awards vested, while the remaining 32,000 unvested “inducement” grant restricted shares, for the $60 and $65 price increments, awarded to Mr. Albright in 2011, expired without vesting on August 1, 2017. As of June 30, 2018, all six increments of Mr. Patten’s grants had vested.

Additional grants of 2,500 and 3,000 shares of restricted Company common stock were awarded to Daniel E. Smith and Steven R. Greathouse under the 2010 Plan, during the fourth quarter of 2014 and the first quarter of 2015, respectively. The restricted shares were to vest in two increments based upon the price per share of Company common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices of $60 per share and $65 per share for the two increments. If any increment of the restricted shares were to fail to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares would have been forfeited. As of June 30, 2018, both increments of Mr. Smith’s and Mr. Greathouse’s awards had vested.

A grant of 94,000 shares of restricted Company common stock was awarded to Mr. Albright under the 2010 Plan during the second quarter of 2015 under a new five-year employment agreement. On February 26, 2016, 72,000 of these shares were surrendered due to an over-grant by the Company, of which (i) 4,000 were re-granted on February 26, 2016 with terms identical to those of the surrendered restricted stock, and (ii) 68,000 were permanently surrendered. The 26,000 shares of restricted Company common stock outstanding from these grants were to vest in four increments based upon the price per share of Company common stock during the term of his employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices ranging from $60 and $65 per share for the first two increments of 2,000 shares each, $70 per share for the third increment of 18,000 shares, and $75 per share for the fourth increment of 4,000 shares. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to January 28, 2021, that increment of the restricted shares will be forfeited. As of June 30, 2018, the first two increments of this award had vested.

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

A summary of the activity for these awards during the six months ended June 30, 2018, is presented below:

		Wtd. Avg.
Market Condition Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2018	29,750	$39.07
Granted	—	—
Vested	(7,750)	31.58
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2018	22,000	$41.71

As of June 30, 2018, there is no unrecognized compensation cost related to market condition restricted stock.

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

A summary of activity during the six months ended June 30, 2018, is presented below:

		Wtd. Avg.
		Fair Value
Three Year Vest Non-Vested Restricted Shares	Shares	Per Share
Outstanding at January 1, 2018	37,390	$51.39
Granted	17,712	65.33
Vested	(18,883)	51.57
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2018	36,219	$58.12

As of June 30, 2018, there was approximately $1.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three-year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 2.10 years.

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

A summary of the activity for the awards during the six months ended June 30, 2018, is presented below:

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Non-Qualified Stock Option Awards	Shares	Ex. Price	(Years)	Value
Outstanding at January 1, 2018	90,000	$52.71
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2018	90,000	$52.71	6.48	$792,300
Exercisable at January 1, 2018	73,000	$51.94	6.88	$843,968
Exercisable at June 30, 2018	90,000	$52.71	6.48	$792,300

A summary of the non-vested options for these awards during the six months ended June 30, 2018, is presented below:

Fair Value
of Shares
Non-Qualified Stock Option Awards	Shares	Vested
Non-Vested at January 1, 2018	17,000
Granted	—
Vested	(17,000)	$952,068
Expired	—
Forfeited	—
Non-Vested at June 30, 2018	—

No options were granted during the six months ended June 30, 2018. No options were exercised during the six months ended June 30, 2018. As of June 30, 2018, there is no unrecognized compensation cost related to non-qualified, non-vested stock option awards.

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

NOTE 18. INCOME TAXES

The Company’s effective income tax rate was 24.9% and 38.5% for the six months ended June 30, 2018 and 2017, respectively, with the reduction being primarily attributable to the reduction in the Federal corporate tax rate from 35% to 21% resulting from the Tax Cuts and Jobs Act effective January 1, 2018. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. There were no discrete events during the six months ended June 30, 2018 or 2017.

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

NOTE 19. COMMITMENTS AND CONTINGENCIES

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

On April 5, 2018, a complaint was filed in the United States District Court for the Eastern District of New York (the “Complaint”) which alleged that certain aspects of Proposal 4 (the “Equity Plan Proposal”) contained in the Company’s Notice of Annual Meeting of Shareholders and 2018 Proxy Statement filed with the SEC on March 12, 2018 (the “2018 Proxy Statement”) did not comply with the disclosure requirements for proxy statements pursuant to SEC regulations. The Complaint alleged that the Equity Plan Proposal did not state the number of participants, employees, and nonemployee directors of the Company and its subsidiaries who may be eligible to participate in the Company’s equity incentive plan (the “CTO Equity Plan”). The Complaint sought injunctive relief and an award of attorney’s fees and expenses. While the Company believes the 2018 Proxy Statement was compliant with applicable SEC disclosure rules and that the Complaint is without merit, the Company voluntarily made a supplemental disclosure in its additional proxy materials reiterating that the Company currently has 14 employees and 7 nonemployee directors, and that the Company’s subsidiaries have no employees, and therefore the total number of persons currently eligible to receive equity awards under the CTO Equity Plan is 21. On July 2, 2018, the Company paid an immaterial settlement amount associated with the legal fees of the plaintiff and the Complaint was dismissed.

Contractual Commitments – Expenditures

In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23-acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The total cost for the improvements was approximately $1.26 million and the Company has committed to reimburse RaceTrac in an amount equal to $976,500.  In 2013 the Company deposited $283,500 of cash in escrow related to the improvements, which was previously classified as restricted cash in the consolidated balance sheets. In the second quarter of 2018, the Company received confirmation that the required improvements were completed by RaceTrac. Accordingly, $283,500 was paid to RaceTrac leaving no remaining escrow balance as of June 30, 2018. As of June 30, 2018, the remaining commitment is approximately $693,000 which can be paid over five years from the proceeds from sales of the remaining land or at the end of the fifth year.

In conjunction with the Company’s sale of approximately 18.1 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of June 30, 2018 was approximately $125,000, including accrued interest. Accordingly, the Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s land parcel is approximately $125,000, to be paid from escrow upon completion.

During April of 2018, the Company executed a contract with a third party to complete tenant improvements at The Grove at Winter Park property in Winter Park, Florida for a total of approximately $638,000. The Company has incurred approximately $596,000 of these costs as of June 30, 2018, leaving a remaining commitment of approximately $42,000.

In connection with the Golf Course Land Purchase, each year the Company is obligated to pay the Per-Round Surcharge with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompany consolidated balance sheets during the year ended December 31, 2017. The first annual payment of $70,000 was made in January of 2018, leaving a remaining commitment of $630,000 as of June 30, 2018.

Contractual Commitments – Land Pipeline

As of August 1, 2018, the Company’s pipeline of potential land sales transactions included the following seventeen potential transactions with fourteen different buyers, representing nearly 4,300 acres or approximately 78% of our land holdings:

		No. of Acres	Amount	Price	Estimated
	Transaction (Buyer)	(Rounded)	($000's)	per Acre	Timing
1	Commercial/Retail - O'Connor - West of I-95	850	$34,000	$40,000	'19 - '20
2	Commercial/Retail - O'Connor - East of I-95 (1)	123	29,250	238,000	'19
3	Residential (AR) - Minto Communities - West of I-95	1,614	26,500	16,000	Q4 '18
4	Residential (SF) - ICI Homes - West of I-95	1,016	21,000	21,000	'19
5	Residential (MF) - East of I-95	80	16,000	200,000	'19
6	Mixed-Use Retail - North American - East of I-95 (2)	35	14,362	409,000	Q4 '18
7	Commercial/Medical Office - East of I-95	32	8,089	253,000	'19 - '20
8	Residential (MF) - East of I-95 (3)	45	5,200	116,000	Q3 '18 & '20
9	Distribution/Warehouse - VanTrust - East of I-95	71	5,000	70,000	'19
10	Commercial/Retail - East of I-95	20	4,250	213,000	Q4 '18
11	Commercial/Retail - East of I-95	9	3,300	367,000	Q4 '18 - '19
12	Commercial/Distribution - VanTrust - East of I-95	26	3,215	124,000	'18 - '19
13	Residential (SF) - West of I-95 (4)	200	3,175	16,000	Q4 '18 & '20
14	Auto Dealership - West of I-95	13	2,000	154,000	Q4 '18
15	Commercial/Retail - East of I-95	2	1,500	682,000	'19 - '20
16	Residential (SF) - ICI Homes - West of I-95	146	1,400	10,000	'19
17	Commercial/Medical Office - East of I-95	4	935	234,000	Q4 '18
	Total (Average)	4,286	$179,176	$42,000

(1)Land sales transaction which requires the Company to incur the cost to provide the requisite mitigation credits necessary for obtaining the applicable regulatory permits for the buyer, with such costs representing either our basis in the credits that we own, or potentially up to 5% - 10% of the contract amount noted.

(2)Pursuant to the contract, amount includes the reimbursement of infrastructure costs incurred by the Company for Tomoka Town Center plus interest accrued as of December 31, 2017.

(3)The acres and amount include the buyer’s option to acquire approximately 19 acres for $2.0 million, in addition to the base contract of approximately 26 acres for $3.2 million.

(4)The acres and amount include the buyer’s option to acquire approximately 71 acres for $925,000, in addition to the base contract of approximately 129 acres for $2.25 million.

As noted above, these agreements contemplate closing dates ranging from the second half of 2018 through fiscal year 2020, and although some of the transactions may close in 2018, the buyers are not contractually obligated to close until after 2018. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City, and other permitting activities with other applicable governmental authorities including wetlands permits from the St. John’s River Water Management District and the U.S. Army Corps of Engineers and traffic analysis with the Florida Department of Transportation and Volusia County. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

Other Matters

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. The Company has funded approximately $1.6 million of the total $2.0 million of estimated costs through June 30, 2018. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $464,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $708,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded leaving an escrow balance of approximately $234,000 as of June 30, 2018. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of June 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract. No amounts related to such potential future costs have been accrued as of June 30, 2018.

During the period from the fourth quarter of 2015 through the first quarter of 2016, the Company received communications from Wintergreen Advisers, LLC (“Wintergreen”), some of which have been filed publicly. In investigating Wintergreen’s allegations contained in certain of these communications, in pursuing the strategic alternatives process suggested by Wintergreen, and in engaging in a proxy contest in 2017, the Company has incurred costs of approximately $3.0 million through December 31, 2017. Approximately $1.6 million of the approximately $3.0 million was incurred during the year ended December 31, 2017, of which approximately $1.2 million is specifically for legal representation and third-party costs related to the proxy contest. In addition to the costs incurred through December 31, 2017, during the six months ended June 30, 2018, the Company incurred approximately $944,000, which includes legal representation and third-party costs arising from shareholder-related matters, including the proxy contest in 2018.

None of Wintergreen’s allegations, which included allegations regarding inadequate disclosure and other wrong-doing by the Company and its directors and officers, were found to have any basis or merit.

NOTE 20. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, commercial loan investments, real estate operations, and golf operations. Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 87.5% and 83.4% of our identifiable assets as of June 30, 2018 and December 31, 2017, respectively, and 49.1% and 23.8% of our consolidated revenues for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we have one commercial loan investment, a fixed-rate first mortgage loan. Our real estate operations primarily consist of revenues generated from land transactions and leasing, royalty income, and revenue from the release of surface entry rights from our Subsurface Interests. Our golf operations consist of a single property located in Daytona Beach, Florida, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation, fitness facility, and pro-shop with retail merchandise. The majority of the revenues generated by our golf operations are derived from members and public customers playing golf, club memberships, and food and beverage operations.

The Company reports performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in the different segments for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues:
Income Properties	$9,781,299	$7,565,007	$18,987,026	$14,638,247
Commercial Loan Investments	273,467	553,159	574,466	1,089,648
Real Estate Operations	2,484,314	13,257,355	16,463,644	42,731,815
Golf Operations	1,282,918	1,383,513	2,637,274	2,858,457
Agriculture and Other Income	11,187	78,749	22,374	232,900
Total Revenues	$13,833,185	$22,837,783	$38,684,784	$61,551,067
Operating Income:
Income Properties	$7,746,410	$5,935,492	$15,083,108	$11,597,019
Commercial Loan Investments	273,467	553,159	574,466	1,089,648
Real Estate Operations	1,614,044	7,464,826	14,057,712	27,782,437
Golf Operations	(242,135)	(18,406)	(269,604)	(42,140)
Agriculture and Other Income	6,015	48,213	12,030	161,927
General and Corporate Expense	(6,284,119)	(5,942,877)	(13,008,046)	(11,925,599)
Other Gains and Income	18,384,808	—	22,035,666	2,226,526
Total Operating Income	$21,498,490	$8,040,407	$38,485,332	$30,889,818
Depreciation and Amortization:
Income Properties	$3,746,762	$3,108,494	$7,534,177	$5,794,806
Golf Operations	99,393	95,323	202,949	160,690
Agriculture and Other	8,783	11,873	18,191	22,769
Total Depreciation and Amortization	$3,854,938	$3,215,690	$7,755,317	$5,978,265
Capital Expenditures:
Income Properties	$969,326	$22,748,812	$28,884,588	$44,686,344
Real Estate Operations	1,393,811	—	3,505,794	—
Golf Operations	22,217	266,758	24,880	1,874,500
Agriculture and Other	10,785	38,945	11,338	51,028
Total Capital Expenditures	$2,396,139	$23,054,515	$32,426,600	$46,611,872

	As of
	June 30, 2018	December 31, 2017
Identifiable Assets:
Income Properties	$420,261,037	$388,602,721
Commercial Loan Investments	2,994,916	11,963,777
Real Estate Operations	41,388,054	43,296,528
Golf Operations	5,709,161	6,262,634
Agriculture and Other	10,196,478	16,004,718
Total Assets	$480,549,646	$466,130,378

Operating income represents income from continuing operations before loss on early extinguishment of debt, interest expense, investment income, and income taxes. General and corporate expenses are an aggregate of general and administrative expenses, impairment charges, and depreciation and amortization expense. Other gains and income consist of land lease termination income and gains (losses) on the disposition of assets. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Other assets consist primarily of cash, property, plant, and equipment related to the other operations, as well as the general and corporate operations.

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

OVERVIEW

We are a diversified real estate operating company. We own and manage thirty-six commercial real estate properties in thirteen states in the United States. As of June 30, 2018, we owned twenty-nine single-tenant and seven multi-tenant income-producing properties with approximately 2.1 million square feet of gross leasable space. We also own and manage a portfolio of undeveloped land totaling approximately 5,500 acres in Daytona Beach, Florida. As of June 30, 2018, we have one commercial loan investment, a fixed-rate first mortgage loan. We have golf operations which consist of the LPGA International Golf Club, also located in Daytona Beach, which is managed by a third party. We also lease some of our land for eighteen billboards, have agricultural operations that are managed by a third party, which consist of leasing land for hay production, timber harvesting, and hunting leases, and own and manage Subsurface Interests (hereinafter defined). The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Income Property Operations. We have pursued a strategy of investing in income-producing properties, when possible by utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes.

Our strategy for investing in income-producing properties is focused on long-term real estate fundamentals and target major markets and markets experiencing significant economic growth. We employ a methodology for evaluating targeted investments in income-producing properties which includes an evaluation of: (i) the attributes of the real estate (e.g. location, market demographics, comparable properties in the market, etc.); (ii) an evaluation of the existing tenant (e.g. credit-worthiness, property level sales, rent levels compared to the market, etc.); (iii) other market conditions (e.g. tenant industry, job and population growth in the market, local economy, etc.); and (iv) considerations relating to the Company’s business and strategy (e.g. strategic fit of the asset type, property management needs, alignment with the Company’s 1031 like-kind exchange structure, etc.).

During the six months ended June 30, 2018, the Company acquired one single-tenant income property for a purchase price of $28.0 million, or an acquisition cost of approximately $29.0 million including capitalized acquisition costs.

Our current portfolio of twenty-nine single-tenant income properties generates approximately $21.5 million of revenues from base lease payments on an annualized basis and had an average remaining lease term of 9.4 years as of June 30, 2018. Our current portfolio of seven multi-tenant properties generates approximately $9.3 million of revenue from base lease payments on an annualized basis and has a weighted average remaining lease term of 4.8 years as of June 30, 2018. We expect to continue to focus on acquiring additional income-producing properties during fiscal year 2018, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing investments, we self-developed five multi-tenant office properties, all of which are located in Daytona Beach, Florida, four of which we still owned as of December 31, 2017. The first self-developed property, located at the northeast corner of LPGA and Williamson Boulevards, is an approximately 22,000 square foot, two-story, building, known as the Concierge Office Building. The second two properties, known as the Mason Commerce Center, consist of two buildings totaling approximately 31,000 square-feet (15,360 each). The final two properties, known as the Williamson Business Park, are adjacent to the Mason Commerce Center. One of the two 15,360 square-foot Williamson Business Park buildings was sold in April 2016. The remaining four self-developed multi-tenant office properties were sold in March 2018 at a sales price of approximately $11.4 million (the “Self-Developed Properties Sale”). The gain on the sale totaled approximately $3.7 million, or approximately $0.49 per share, after tax. As part of the transaction, the Company entered into a lease of its approximately 7,600 square foot current office space in Williamson Business Park for approximately 5 years at a market rental rate.

We also self-developed two single-tenant net lease restaurant properties on a 6-acre beachfront parcel in Daytona Beach, Florida. The development was completed in January of 2018; therefore, during the first quarter of 2018, these two properties have been added to our income property portfolio.

Our focus on acquiring or selectively developing income-producing assets includes a continual review of our existing income property portfolio to identify opportunities to recycle our capital through the sale of income properties based on, among other possible factors, the current or expected performance of the property and favorable market conditions.

Real Estate Operations.  As of June 30, 2018, the Company owned approximately 5,500 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Currently, the majority of this land is used for agricultural purposes. As of August 1, 2018, approximately 78% of this acreage, or nearly 4,300 acres, is under contract to be sold. Approximately 1,000 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 4,500 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,000 acres, primarily an 850-acre parcel and three smaller parcels, which are located further west of Interstate 95 and a few miles north of Interstate 4 that are generally well suited for industrial purposes.

Real estate operations revenue consisted of the following for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue Description	($000's)	($000's)	($000's)	($000's)
Land Sales Revenue	$1,734	$10,858	$14,851	$39,564
Revenue from Reimbursement of Infrastructure Costs	—	955	—	1,276
Impact Fee and Mitigation Credit Sales	470	1,222	586	1,439
Subsurface Revenue	280	222	1,026	453
Total Real Estate Operations Revenue	$2,484	$13,257	$16,463	$42,732

2018 Land Sales. During the six months ended June 30, 2018, the Company completed land transactions representing approximately 2,559 acres of land including: (i) the sale of a 70% interest in the Mitigation Bank (hereinafter defined) that holds approximately 2,492 acres of land for proceeds of $15.3 million and (ii) four land sales totaling approximately 67 acres for aggregate proceeds of approximately $15.7 million, as described below:

					Gross Sales		Gain
			Date of	No. of	Price	Price	on Sale (1)
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Buc-ee's	East of I-95	03/16/18	34.9	$13,948	$400,000	$11,926
		Subtotal - Q1 2018		34.9	13,948	400,000	11,926

2	Residential	West of I-95	06/12/18	19.0	265	14,000	226
3	Commercial / Retail	East of I-95	06/25/18	5.7	625	110,000	224
4	Commercial / Retail	East of I-95	06/28/18	7.7	819	106,000	628
		Subtotal - Q2 2018		32.4	1,709	53,000	1,078

		YTD Q2 2018		67.3	$15,657	$233,000	$13,004

(1)The gain recognized during the six months ended June 30, 2018 on the Buc-ee’s sale totaling approximately $11.9 million excludes approximately $831,000 held in an escrow reserve related to the portion of the acreage sold for which the Company remains obligated to perform wetlands mitigation. The Company expects to recognize the remaining gain of approximately $831,000 upon completion of the mitigation work. See Note 16, “Deferred Revenue”.

Mitigation Bank. The mitigation bank transaction consists of the sale of a 70% interest in the entity that holds approximately 2,492 acres of land that has been permitted for the creation of a wetland mitigation bank (the “Venture” or the “Mitigation Bank”). The purchaser of the 70% interest in the Mitigation Bank is comprised of certain funds and accounts managed by an investment advisor subsidiary of BlackRock, Inc. (“BlackRock”). The Company retained an approximately 30% non-controlling interest. A third-party was retained by the Venture as the day-to-day manager of the Mitigation Bank property; responsible for the maintenance, generation, tracking, and other aspects of wetland mitigation credits.

The Mitigation Bank intends to engage in the creation and sale of both federal and state wetland mitigation credits. These credits will be created pursuant to the applicable permits that have been or will be issued to the Venture from the federal and state regulatory agencies that exercise jurisdiction over the awarding of such credits, but no assurances can be given as to the issuance, marketability or value of the credits. The Venture received the permit from the state regulatory agency on June 8, 2018 with the potential for 355 state credits to be awarded. Receipt of the remaining federal permit and the award of the initial state credits is anticipated to occur prior to the end of the year.

The gain on the sale of the 70% interest in the Mitigation Bank totaled approximately $18.4 million and is comprised of the gain on the sale of 70% interest for proceeds of $15.3 million as well as the gain on the retained 30% interest pursuant to FASB ASC Topic 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. The gain is included in the Gain on Disposition of Assets in the Company’s consolidated statements of operations. As of June 30, 2018, the approximately $6.7 million Investment in Joint Venture included on the Company’s consolidated balance sheets is comprised of the fair market value of the 30% retained interest in the Venture.

The operating agreement of the Venture (the “Operating Agreement”) executed in conjunction with the mitigation bank transaction, stipulates that the Company shall arrange for sales to unrelated third parties of mitigation credits of the Mitigation Bank totaling no less than $6 million of revenue to the Mitigation Bank, net of commissions, by the end of 2020, utilizing a maximum of 60 mitigation credits to achieve the minimum sales requirement (the “Minimum Sales Requirement”). The Operating Agreement stipulates that if the Minimum Sales Requirement is not achieved, then BlackRock has the right, but is not required, to have the Company purchase the number of combined mitigation credits necessary to reach the Minimum Sales Requirement (the “Minimum Sales Guarantee”). The Company estimates the fair value of the Minimum Sales Guarantee to be approximately $100,000 which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of June 30, 2018.

Additionally, the Operating Agreement provides BlackRock the right to cause the Company to purchase a maximum of 8.536 mitigation credits per quarter from the Mitigation Bank Venture at a price equal to 60% of the then fair market value for mitigation credits (the “Put Right”). The Put Right is applicable even if the Mitigation Bank has not yet had sufficient mitigation credits released to the Mitigation Bank by the applicable federal and state regulatory agencies. Further, in any quarter that BlackRock does not exercise its Put Right, the permitted amount of mitigation credits for the applicable quarter can be rolled forward to future calendar quarters. However, the Operating Agreement also stipulates that any amount of third-party sales of mitigation credits will reduce the Put Rights outstanding on a one-for-one basis, if the sales price of the third-party sales equals or exceeds the prices stipulated by the Put Right. Further, any sales of mitigation credits to third parties at the requisite minimum prices in a quarter that exceeds the quarterly amount of BlackRock’s Put Right, will reduce BlackRock’s Put Rights in future calendar quarters also on a one-for-one basis. The maximum potential of future payments for the Company pursuant to the Put Right is approximately $27 million. The Company estimates the fair value of the Put Right to be approximately $200,000, which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of June 30, 2018.

2017 Land Sales. During the six months ended June 30, 2017, a total of approximately 1,669 acres were sold for approximately $40.5 million as described below:

					Gross Sales		Gain
			Date of	No. of	Price	Price	on Sale (1)
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Minto Communities, LLC	West of I-95	02/10/17	1,581.0	$27,151	$17,000	$20,041
2	Commercial	East of I-95	03/22/17	6.4	1,556	245,000	11
		Subtotal - Q1 2017		1,587.4	28,707	18,000	20,052

3	Commercial	East of I-95	04/05/17	27.5	3,218	117,000	2,955
4	Commercial	East of I-95	04/13/17	4.5	1,235	274,000	13
5	Commercial	West of I-95	04/25/17	30.0	2,938	98,000	627
6	Third NADG Land Sale	East of I-95	06/27/17	19.4	4,422	228,000	3,263
		Subtotal - Q2 2017		81.4	11,813	145,000	6,858

		YTD Q2 2017		1,668.8	$40,520	$24,000	$26,910

Land Pipeline. As of August 1, 2018, the Company’s pipeline of potential land sales transactions included the following seventeen potential transactions with fourteen different buyers, representing nearly 4,300 acres or approximately 78% of our land holdings:

		No. of Acres	Amount	Price	Estimated
	Transaction (Buyer)	(Rounded)	($000's)	per Acre	Timing
1	Commercial/Retail - O'Connor - West of I-95	850	$34,000	$40,000	'19 - '20
2	Commercial/Retail - O'Connor - East of I-95 (1)	123	29,250	238,000	'19
3	Residential (AR) - Minto Communities - West of I-95	1,614	26,500	16,000	Q4 '18
4	Residential (SF) - ICI Homes - West of I-95	1,016	21,000	21,000	'19
5	Residential (MF) - East of I-95	80	16,000	200,000	'19
6	Mixed-Use Retail - North American - East of I-95 (2)	35	14,362	409,000	Q4 '18
7	Commercial/Medical Office - East of I-95	32	8,089	253,000	'19 - '20
8	Residential (MF) - East of I-95 (3)	45	5,200	116,000	Q3 '18 & '20
9	Distribution/Warehouse - VanTrust - East of I-95	71	5,000	70,000	'19
10	Commercial/Retail - East of I-95	20	4,250	213,000	Q4 '18
11	Commercial/Retail - East of I-95	9	3,300	367,000	Q4 '18 - '19
12	Commercial/Distribution - VanTrust - East of I-95	26	3,215	124,000	'18 - '19
13	Residential (SF) - West of I-95 (4)	200	3,175	16,000	Q4 '18 & '20
14	Auto Dealership - West of I-95	13	2,000	154,000	Q4 '18
15	Commercial/Retail - East of I-95	2	1,500	682,000	'19 - '20
16	Residential (SF) - ICI Homes - West of I-95	146	1,400	10,000	'19
17	Commercial/Medical Office - East of I-95	4	935	234,000	Q4 '18
	Total (Average)	4,286	$179,176	$42,000

(1)Land sales transaction which requires the Company to incur the cost to provide the requisite mitigation credits necessary for obtaining the applicable regulatory permits for the buyer, with such costs representing either our basis in the credits that we own, or potentially up to 5% - 10% of the contract amount noted.

(2)Pursuant to the contract, amount includes the reimbursement of infrastructure costs incurred by the Company for Tomoka Town Center plus interest accrued as of June 30, 2018.

(3)The acres and amount include the buyer’s option to acquire approximately 19 acres for $2.0 million, in addition to the base contract of approximately 26 acres for $3.2 million.

(4)The acres and amount include the buyer’s option to acquire approximately 71 acres for $925,000, in addition to the base contract of approximately 129 acres for $2.25 million.

As noted above, these agreements contemplate closing dates ranging from the second half of 2018 through fiscal year 2020, and although some of the transactions may close in 2018, the buyers are not contractually obligated to close until after 2018. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City of Daytona Beach (the “City”), and other permitting activities with other applicable governmental authorities including wetlands permits from the St. John’s River Water Management District and the U.S. Army Corps of Engineers and traffic analysis with the Florida Department of Transportation and Volusia County. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

Land Impairments. There were no impairment charges related to the Company’s undeveloped land during the six months ended June 30, 2018 or 2017.

Beachfront Development. During the first quarter of 2018, the Company completed the construction of two single-tenant restaurants located on the Company’s six-acre beachfront property with a cost basis of approximately $11.7 million, which was included in Land and Development Costs on the Company’s consolidated balance sheet as of December 31, 2017. The total cost of construction was approximately $6.8 million. Upon completion of the construction and commencement of the tenant leases (described herein), the total basis of approximately $18.5 million was transferred to Income Properties, Land, Buildings, and Improvements from Land and Development Costs and Construction in Process on the Company’s consolidated balance sheets. The Company’s 15-year lease agreement with the operator of LandShark Bar & Grill, for the approximately 6,264 square foot restaurant property, includes annual rent based on a percentage of the tenant’s net operating income (“NOI”) until the Company has received its investment basis in the property; thereafter, the Company will receive a lower percentage of the tenant’s NOI during the remaining lease term. The Company’s 15-year lease agreement with the operator of Cocina 214 Restaurant & Bar, for the second restaurant property includes annual rent equal to the greater of $360,000 per year or a certain percentage of gross sales, and also provides for additional percentage rent upon the achievement of certain gross sales thresholds.

Daytona Beach Development. We may selectively acquire other real estate in the downtown and beachside areas of Daytona Beach, Florida. We may target either vacant land or land with existing structures that we would demolish and develop into additional income properties. During the first quarter of 2018, the Company acquired a 3-acre parcel of land with existing structures in downtown Daytona Beach, Florida for a purchase price of approximately $2.0 million. As of June 30, 2018, the Company has also acquired other contiguous parcels for a total of approximately 0.9-acres for approximately $1.5 million. We intend to pursue the potential redevelopment of these parcels, which are located nearly adjacent to the location of the future new headquarters of Brown & Brown, Inc. (NYSE: BRO) along with certain other adjacent land parcels, some of which we have under contract for purchase. We intend for our investments in the Daytona Beach area to target opportunistic acquisitions of select catalyst sites, which are typically distressed, with an objective of having short investment horizons. We may seek to partner with developers to develop the sites acquired during the six months ended June 30, 2018, and any other sites we acquire, rather than self-develop the properties.

Opportunity Zones. Approximately 257 acres of the Company’s land holdings, of which 164 acres are already under contract for approximately $23 million, are located in one of Florida’s newly-established Opportunity Zones created by the Tax Cuts and Jobs Act Bill (the “Act”) passed in December 2017, which provides significant tax advantages to developers and businesses who conduct business within these zones pursuant to the Act.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $199,000 and mitigation credits with a cost basis of approximately $526,000 for a combined total of approximately $725,000 as of June 30, 2018. During the six months ended June 30, 2018, the Company transferred mitigation credits with a basis of approximately $124,000 to the land acquired by Buc-ee’s. During the six months ended June 30, 2018, the Company sold mitigation credits for approximately $455,000, for a gain of approximately $403,000, or $0.05 per share, after tax. During the six months ended June 30, 2017, the Company sold mitigation credits for approximately $1.1 million, for a gain of approximately $932,000, or $0.10 per share, after tax. During the six months ended June 30, 2018 and 2017, the Company received cash payments of approximately $131,000 and $291,000, respectively, for impact fees with a cost basis that was generally of equal value. Additionally, during the six months ended June 30, 2018, impact fees with a cost basis of approximately $72,000 were transferred to the beachfront restaurant leased to LandShark Bar & Grill.

As of December 31, 2017, the Company owned impact fees with a cost basis of approximately $402,000 and mitigation credits with a cost basis of approximately $723,000 for a combined total of approximately $1.1 million.

Subsurface Interests. As of June 30, 2018, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 461,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

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

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For both the three and six months ended June 30, 2018 and 2017, respectively, lease income of approximately $201,000 and $400,000 was recognized. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2018 or, if extended, the terms or conditions of such extension.

During the six months ended June 30, 2018 and 2017, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $12,000 and $18,000, during the three months ended June 30, 2018 and 2017, respectively. Revenues received from oil royalties totaled approximately $44,000 and $49,000, during the six months ended June 30, 2018 and 2017, respectively.

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

During the six months ended June 30, 2018, the Company completed a transaction releasing our surface entry rights on approximately 600 acres in exchange for approximately $185,000 in cash and fee title to approximately 40 additional acres in Hendry County, valued at approximately $320,000. Including the non-cash value received, the gain from the transaction totaled approximately $435,000, or $0.06 per share, after tax. The Company also received cash payments for the release of surface entry rights of approximately $68,000 during the six months ended June 30, 2018. There were no releases of surface entry rights during the six months ended June 30, 2017.

Golf Operations. Golf operations, which are managed by a third party, consist of the LPGA International Golf Club, a semi-private golf club, located in Daytona Beach, Florida, consisting of two 18-hole championship golf courses, one designed by Rees Jones and the other designed by Arthur Hills, with a three-hole practice facility also designed by Rees Jones, a clubhouse facility, food and beverage operations, and a fitness facility located within the LPGA International mixed-use residential community on the west side of Interstate 95.

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

As a part of the Golf Course Land Purchase, the Company donated to the City three land parcels totaling approximately 14.3 acres located on the west side of Interstate 95 that are adjacent to the City’s Municipal Stadium. The Company had a cost basis of $0 in the donated land and paid approximately $100,000 to satisfy the community development district bonds associated with the acreage. Other terms of the Golf Course Land Purchase include the following:

•

The Company is obligated to pay the City additional consideration in the form of an annual surcharge of $1 per golf round played each year (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The first annual payment was made in January 2018 leaving a remaining commitment of approximately $630,000 as of June 30, 2018;

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

On June 13, 2018, the variable rate B-Note (the “B-Note”) held by the Company and secured by real estate located in Sarasota, Florida matured and was repaid by the borrower. The Company purchased the B-Note in May 2014. The proceeds of approximately $9.0 million were used to pay down the Company’s Credit Facility.

As of June 30, 2018, the Company owned one performing commercial loan investment with an outstanding principal balance of approximately $3.0 million. The loan is secured by real estate located in Daytona Beach Shores, Florida.

Agriculture and Other Income. Effectively all of our agriculture and other income consists of revenues generated by our agricultural operations. The Company’s agricultural lands encompass approximately 4,500 acres on the west side of Daytona Beach, Florida. Our agricultural operations are managed by a third-party and consist of leasing land for hay production and timber harvesting, as well as hunting leases.

SUMMARY OF OPERATING RESULTS FOR THE QUARTER ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017

REVENUE

Total revenue for the three months ended June 30, 2018 is presented in the following summary and indicates the changes as compared to three months ended June 30, 2017:

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period	Vs. Same Period
	6/30/2018	in 2017	in 2017
Operating Segment	($000's)	($000's)	(%)
Income Properties	$9,781	$2,216	29%
Interest Income from Commercial Loan Investments	274	(279)	-50%
Real Estate Operations	2,484	(10,773)	-81%
Golf Operations	1,283	(101)	-7%
Agriculture & Other Income	11	(68)	-86%
Total Revenue	$13,833	$(9,005)	-39%

The decrease in total revenue was primarily the result of the decrease in Real Estate Operations Revenue which was partially offset by the increase in Income Property Operations Revenue, both of which are outlined in the following tables, respectively:

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period
	6/30/2018	in 2017
Real Estate Operations Revenue	($000's)	($000's)
Land Sales Revenue	$1,734	$(9,124)
Revenue from Reimbursement of Infrastructure Costs	—	(955)
Impact Fee and Mitigation Credit Sales	470	(752)
Subsurface Revenue	280	58
Total Real Estate Operations Revenue	$2,484	$(10,773)

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period
	6/30/2018	in 2017
Income Property Operations Revenue	($000's)	($000's)
Revenue from Recent Acquisitions	$2,467	$1,952
Revenue from Recent Dispositions	16	(300)
Revenue from The Grove at Winter Park and Beachfront Restaurants	430	297
Revenue from Remaining Portfolio	6,268	217
Accretion of Above Market/Below Market Intangibles	600	50
Total Income Property Operations Revenue	$9,781	$2,216

Total revenue for the quarter ended June 30, 2018 was also impacted by a decrease of approximately $280,000 in the revenue generated by our commercial loan investments, primarily as a result of the sale of our two mezzanine loans in October 2017.

NET INCOME

Net income and basic net income per share for the quarter ended June 30, 2018, compared to the same period in 2017, was as follows:

			Increase (Decrease)
	Quarter Ended	Quarter Ended	Vs. Same Period	Vs. Same Period
	6/30/2018	6/30/2017	in 2017	in 2017
Net Income	$14,162,908	$3,678,908	$10,484,000	285%
Basic Earnings Per Share	$2.56	$0.67	$1.89	282%

The above results for the second quarter of 2018, compared to the same period in 2017, reflected the following significant operating elements in addition to the impacts from the changes in revenues described above:

•

The approximately $18.4 million gain on disposition of assets recognized during the three months ended June 30, 2018 on the Mitigation Bank transaction, comprised of (i) the gain on the sale of the 70% interest for proceeds of $15.3 million and (ii) the gain on the 30% retained interest, with no such gain on disposition of assets recognized during the same period in 2017;

•

A decrease in direct cost of revenues of approximately $4.4 million primarily reflecting the impact of the second quarter of 2017 land sales consisting of higher basis land parcels for a decrease of approximately $4.9 million in the direct cost of revenues of real estate operations, partially offset by an increase of approximately $0.4 million in the operating costs of the income property operations segment reflecting the larger income property portfolio;

•	Increased interest expense of approximately $0.4 million resulting from increased borrowings on our credit facility; and
•	An increase in depreciation and amortization of approximately $0.6 million resulting from the growth in our income property portfolio.

In addition, net income was impacted by a decrease in general and administrative expenses of approximately $0.3 million which is summarized as follows:

	G&A Expense	Increase (Decrease)
	Quarter Ended	Vs. Same Period
	6/30/2018	in 2017
General and Administrative Expenses	($000's)	($000's)
Recurring General and Administrative Expenses	$1,578	$(303)
Non-Cash Stock Compensation	430	41
Shareholder and Proxy Matter Legal and Related Costs	421	(36)
Total General and Administrative Expenses	$2,429	$(298)

INCOME PROPERTIES

Total revenue and operating income from our income property operations totaled approximately $9.8 million and $7.7 million, respectively, during the quarter ended June 30, 2018, compared to total revenue and operating income of approximately $7.6 million and $5.9 million, respectively, for the quarter ended June 30, 2017. The direct costs of revenues for our income property operations totaled approximately $2.0 million and $1.6 million for the quarters ended June 30, 2018 and 2017, respectively. The increase in revenues of approximately $2.2 million, or 29%, during the quarter ended June 30, 2018 reflects our expanded portfolio of income properties including increases of approximately $1.9 million due to recent acquisitions, and an increase of approximately $297,000 in revenue generated by the lease-up of our multi-tenant property, The Grove at Winter Park in Winter Park, Florida, and the rent from our two self-developed single-tenant beachfront restaurant properties that opened in January 2018, offset by the decrease of approximately $300,000 related to the recent Self-Developed Properties Sale. Revenue from our income properties during the quarters ended June 30, 2018 and 2017 also includes approximately $600,000 and $550,000, respectively, in revenue from the accretion of the below-market lease intangible, of which a significant portion is attributable to the property located in Raleigh, North Carolina leased to Wells Fargo. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $405,000 in our direct costs of revenues which was primarily comprised of approximately $271,000 in increased operating expenses related to our recent acquisitions and increased costs associated with The Grove at Winter Park in Winter Park, Florida, and the two single-tenant beachfront restaurant properties, offset by the reduction in operating expenses related to the recent Self-Developed Properties Sale.

REAL ESTATE OPERATIONS

During the quarter ended June 30, 2018, operating income from real estate operations was approximately $1.6 million on revenues totaling approximately $2.5 million. During the quarter ended June 30, 2017, operating income was approximately $7.5 million on revenues totaling approximately $13.3 million. The decrease in revenue of approximately $10.8 million and operating income of approximately $5.9 million is primarily attributable to the decrease in the gross sales price from land sales transactions of approximately $10.1 million. The decrease of approximately $4.9 million in direct costs of real estate operations is primarily the result of the second quarter of 2017 land sales consisting of higher basis land parcels.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $1.3 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively. The total direct cost of golf operations revenues totaled approximately $1.5 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively. The Company’s golf operations had a net operating loss of approximately $242,000 and approximately $18,000 during the three months ended June 30, 2018 and 2017, respectively.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $273,000 and $553,000 during the three months ended June 30, 2018 and 2017, respectively. The decrease is primarily attributable to the sale of the Company’s two mezzanine loans in October 2017. With the payoff of the approximately $9.0 million B-Note at its maturity in June 2018, interest income is expected to continue to decrease in future quarters.

AGRICULTURE AND OTHER INCOME

For the three months ended June 30, 2018 and 2017, revenues from agriculture and other income totaled approximately $11,000 and $79,000, respectively, with the decrease due to a timber harvesting contract that generated approximately $68,000 of revenue in the second quarter of 2017, with none in the second quarter of 2018. For the three months ended June 30, 2018 and 2017, the direct cost of revenues totaled approximately $5,000 and $31,000, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled approximately $2.4 million and $2.7 million for the three months ended June 30, 2018 and 2017, respectively, a decrease of approximately $0.3 million. The decrease is primarily related to decreases in general professional and consulting costs as well as reduced costs incurred quarter-over-quarter with respect to shareholder matters, including the proxy contests, in both 2017 and 2018.

GAINS ON DISPOSITION OF ASSETS AND IMPAIRMENT CHARGES

During the three months ended June 30, 2018, the Company completed the sale of a 70% interest in the Mitigation Bank that holds approximately 2,492 acres of land for proceeds of $15.3 million. The gain on the sale totaled approximately $18.4 million and is comprised of (i) the gain on the sale of the 70% interest for proceeds of $15.3 million and (ii) the gain on the 30% retained interest.

No income properties were disposed of during the three months ended June 30, 2017.

There were no impairment charges during the three months ended June 30, 2018 or 2017.

INTEREST EXPENSE

Interest expense totaled approximately $2.5 million and $2.1 million for the three months ended June 30, 2018 and 2017, respectively. The increase of approximately $393,000 is primarily the result of increased borrowings on the Company’s credit facility for recent acquisitions.

SUMMARY OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO JUNE 30, 2017

REVENUE

Total revenue for the six months ended June 30, 2018 is presented in the following summary and indicates the changes as compared to six months ended June 30, 2017:

	Revenue for	Increase (Decrease)
	Six Months Ended	Vs. Same Period	Vs. Same Period
	6/30/2018	in 2017	in 2017
Operating Segment	($000's)	($000's)	(%)
Income Properties	$18,987	$4,349	30%
Interest Income from Commercial Loan Investments	575	(515)	-47%
Real Estate Operations	16,463	(26,269)	-61%
Golf Operations	2,638	(220)	-8%
Agriculture & Other Income	22	(211)	-91%
Total Revenue	$38,685	$(22,866)	-37%

The decrease in total revenue was primarily the result of the decrease in Real Estate Operations Revenue which was partially offset by the increase in Income Property Operations Revenue, both of which are outlined in the following tables, respectively:

	Revenue for	Increase (Decrease)
	Six Months Ended	Vs. Same Period
	6/30/2018	in 2017
Real Estate Operations Revenue	($000's)	($000's)
Land Sales Revenue	$14,851	$(24,713)
Revenue from Reimbursement of Infrastructure Costs	—	(1,276)
Impact Fee and Mitigation Credit Sales	586	(853)
Subsurface Revenue	1,026	573
Total Real Estate Operations Revenue	$16,463	$(26,269)

	Revenue for	Increase (Decrease)
	Six Months Ended	Vs. Same Period
	6/30/2018	in 2017
Income Property Operations Revenue	($000's)	($000's)
Revenue from Recent Acquisitions	$3,955	$3,124
Revenue from Recent Dispositions	350	(299)
Revenue from The Grove at Winter Park and Beachfront Restaurants	831	694
Revenue from Remaining Portfolio	12,671	731
Accretion of Above Market/Below Market Intangibles	1,180	99
Total Income Property Operations Revenue	$18,987	$4,349

Total revenue for the six months ended June 30, 2018 was also impacted by a decrease of approximately $515,000 in the revenue generated by our commercial loan investments, primarily as a result of the sale of our two mezzanine loans in October 2017.

NET INCOME

Net income and basic net income per share for the six months ended June 30, 2018 and 2017, compared to the same period in 2017, was as follows:

			Increase (Decrease)
	Six Months Ended	Six Months Ended	Vs. Same Period	Vs. Same Period
	6/30/2018	6/30/2017	in 2017	in 2017
Net Income	$25,075,207	$16,425,300	$8,649,907	53%
Basic Earnings Per Share	$4.53	$2.95	$1.58	54%

The above results for the six months ended June 30, 2018, compared to the same period in 2017, reflected the following significant operating elements in addition to the impact of the changes in revenues as described above:

•

The approximately $22.1 million gain on disposition of assets recognized during the six months ended June 30, 2018 consisting of the approximately $18.4 million gain on the Mitigation Bank transaction, comprised of (i) the gain on the sale of the 70% interest for proceeds of $15.3 million and (ii) the gain on the 30% retained interest, and the approximately $3.7 million gain on the Self-Developed Properties Sale, with no such gain on disposition of assets recognized during the same period in 2017;

•

A decrease in direct cost of revenues of approximately $11.7 million primarily reflecting the impact of the larger level of land sales during the six months ended June 30, 2017 including the second quarter of 2017 land sales consisting of higher basis land parcels for a decrease of approximately $12.5 million in the direct cost of revenues of real estate operations, partially offset by an increase of approximately $0.9 million in the operating costs of the income property operations segment reflecting the larger income property portfolio;

•

Income of approximately $2.2 million recognized in the first quarter of 2017 in connection with the Company’s purchase of the golf leased fee interest in the 690-acre golf course which terminated the land lease affiliated with the golf operations and triggered an elimination of the previously recognized straight-line rent under the lease;

•	Increased interest expense of approximately $0.9 million resulting from increased borrowings on our credit facility; and
•	An increase in depreciation and amortization of approximately $1.8 million resulting from the growth in our income property portfolio.

In addition, net income was impacted by a decrease in general and administrative expenses of approximately $0.7 million which is summarized as follows:

	G&A Expense	Decrease (Increase)
	Six Months Ended	Vs. Same Period
	6/30/2018	in 2017
General and Administrative Expenses	($000's)	($000's)
Recurring General and Administrative Expenses	$3,411	$(410)
Non-Cash Stock Compensation	898	155
Shareholder and Proxy Matter Legal and Related Costs	944	(439)
Total General and Administrative Expenses	$5,253	$(694)

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $19.0 million and $15.1 million, respectively, during the six months ended June 30, 2018, compared to total revenue and operating income of approximately $14.6 million and $11.6 million, respectively, for the six months ended June 30, 2017. The direct costs of revenues for our income property operations totaled approximately $3.9 million and $3.0 million for the six months ended June 30, 2018 and 2017, respectively. The increase in revenues of approximately $4.3 million, or 30%, during the six months ended June 30, 2018 reflects our expanded portfolio of income properties including increases of approximately $3.1 million due to recent acquisitions, and an increase of approximately $731,000 in revenue generated by the lease-up of our multi-tenant property, The Grove at Winter Park in Winter Park, Florida, and the rent from our two self-developed single-tenant beachfront restaurant properties that opened in January 2018, offset by the decrease of approximately $298,000 related to the recent Self-Developed Properties Sale. Revenue from our income properties during the six months ended June 30, 2018 and 2017 also includes approximately $1.2 million and $1.1 million, respectively, in revenue from the accretion of the below-market lease intangible, of which a significant portion is attributable to the property located in Raleigh, North Carolina leased to Wells Fargo. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $863,000 in our direct costs of revenues which was primarily comprised of approximately $456,000 in increased operating expenses related to our recent acquisitions and increased costs associated with The Grove at Winter Park in Winter Park, Florida, and the two single-tenant beachfront restaurant properties, offset by the reduction in operating expenses related to the recent Self-Developed Properties Sale.

REAL ESTATE OPERATIONS

During the six months ended June 30, 2018, operating income from real estate operations was approximately $14.1 million on revenues totaling approximately $16.5 million. During the six months ended June 30, 2017, operating income was approximately $27.8 million on revenues totaling approximately $42.7 million. The decreases in revenue of approximately $26.3 million and operating income of approximately $13.7 million is primarily attributable to the decrease in the gross sales price from land sales transactions of approximately $24.8 million. The decrease of approximately $12.5 million in direct costs of real estate operations is primarily the result of the 2017 land sales consisting of higher basis land parcels.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $2.6 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively. The total direct cost of golf operations revenues totaled approximately $2.9 million for the six months ended June 30, 2018 and 2017. The Company’s golf operations had a net operating loss of approximately $270,000 and approximately $42,000 during the six months ended June 30, 2018 and 2017, respectively.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $574,000 and $1.1 million during the six months ended June 30, 2018 and 2017, respectively. The decrease is primarily attributable to the sale of the Company’s two mezzanine loans in October 2017. With the payoff of the approximately $9.0 million B-Note at its maturity in June 2018, interest income is expected to continue to decrease in future quarters.

AGRICULTURE AND OTHER INCOME

For the six months ended June 30, 2018 and 2017, revenues from agriculture and other income totaled approximately $22,000 and $233,000, respectively, with the decrease due to a timber harvesting contract that generated approximately $211,000 of revenue during the six months ended June 30, 2017, with none in the six months ended June 30, 2018. For the six months ended June 30, 2018 and 2017, the direct cost of revenues totaled approximately $10,000 and $71,000, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled approximately $5.3 million and $5.9 million for the six months ended June 30, 2018 and 2017, respectively, a decrease of approximately $0.7 million. The decrease is primarily related to decreases in general professional and consulting costs as well as reduced costs incurred quarter-over-quarter with respect to shareholder matters, including the proxy contests, in both 2017 and 2018.

GAINS ON DISPOSITION OF ASSETS AND IMPAIRMENT CHARGES

No income properties were disposed of during the six months ended June 30, 2017.

During the six months ended June 30, 2018, the Company completed the sale of a 70% interest in the Mitigation Bank that holds approximately 2,492 acres of land for proceeds of $15.3 million. The gain on the sale totaled approximately $18.4 million and is comprised of the gain on the sale of the 70% interest for proceeds of $15.3 million as well as the gain on the 30% interest retained.

Four income properties were disposed of during the six months ended June 30, 2018. On March 26, 2018, the Company sold its four self-developed, multi-tenant office properties located in Daytona Beach, Florida for approximately $11.4 million (the “Self-Developed Properties Sale”). The sale included the 22,012 square-foot Concierge office building, the 30,720 square-foot Mason Commerce Center comprising two office buildings, and the 15,360 Williamson Business Park office building. The gain on the sale totaled approximately $3.7 million, or approximately $0.49 per share, after tax. The Company utilized the proceeds to fund a portion of the previously acquired income property located near Portland, Oregon leased to Wells Fargo, through a reverse 1031 like-kind exchange structure.

There were no impairment charges during the six months ended June 30, 2018 or 2017.

INTEREST EXPENSE

Interest expense totaled approximately $5.1 million and $4.2 million for the six months ended June 30, 2018 and 2017, respectively. The increase of approximately $893,000 is primarily the result of increased borrowings on the Company’s credit facility for recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled approximately $4.3 million at June 30, 2018, excluding restricted cash. Restricted cash totaled approximately $2.4 million at June 30, 2018 of which approximately $1.2 million is being held in three separate escrow accounts related to three separate land transactions which closed in December 2013, February 2017, and March 2018; approximately $127,000 is being held in a reserve for interest and property taxes for the $3.0 million first mortgage loan investment originated in July 2017; approximately $185,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo Bank, NA (“Wells Fargo”); and approximately $918,000 is being held in a leasing reserve in connection with our acquisition of the single-tenant master leased property in Aspen, Colorado in February 2018.

Our total cash balance at June 30, 2018 benefited from cash flows provided by our operating activities totaling approximately $14.3 million during the six months ended June 30, 2018, compared to the prior year’s cash flows provided by operating activities totaling approximately $45.3 million in the same period in 2017, for a decrease of approximately $31.0 million. The decrease is primarily the result of the decrease in proceeds received from our land sales quarter-over-quarter, a decrease in gross sales price of approximately $24.8  million.

Our cash flows from investing activities totaled approximately $2.2 million for the six months ended June 30, 2018 while cash flows used in investing activities totaled approximately $46.6 million for the six months ended June 30, 2017, an increase of approximately $48.8 million. Cash outflows used for income property acquisitions were approximately $17.7 million more during the six months ended June 30, 2017 and the Company received proceeds of approximately $11.1 million from the Self-Developed Properties Sale, $15.3 million from the sale of a 70% interest in the Mitigation Bank, and approximately $9.0 million from the payoff of the commercial loan investment B-Note which offset the income property acquisition costs for the six months ended June 30, 2018.

Our cash flows used in financing activities totaled approximately $22.8 million and $4.4 million for the six months ended June 30, 2018 and 2017, respectively, an increase of approximately $18.4 million. The increase in cash used in financing activities is primarily related to net payments on long-term debt of approximately $19.4 million during the six months ended June 30, 2018 versus net borrowings on long-term debt totaling approximately $1.7 million, for a total increase in cash used to repay long-term debt of approximately $21.1 million. This was partially offset by approximately $3.3 million of increased stock buybacks during the six months ended June 30, 2017 compared to the same period in 2018.

Our long-term debt balance, at face value, totaled approximately $180.6 million at June 30, 2018, representing a decrease of approximately $19.4 million from the face value balance of approximately $200.0 million at December 31, 2017. The decrease was due to the approximately $19.3 million in net repayments on our revolving credit facility.

As of June 30, 2018, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility	$50,745,579	September 2021	30 ‑day LIBOR plus 1.50% -2.20%
Mortgage Note Payable (originated with Wells Fargo) (1)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (2)	24,886,938	April 2021	30 ‑day LIBOR plus 1.90%
4.50% Convertible Senior Notes due 2020, net of discount	75,000,000	March 2020	4.500%
Total Long-Term Face Value Debt	$180,632,517

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

(2)Secured by the Company’s income property leased to Wells Fargo located in Raleigh, North Carolina. The mortgage loan has a 5-year term with two years interest only, and interest and a 25-year amortization for the balance of the term. The mortgage loan bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. The mortgage loan can be prepaid at any time subject to the termination of the interest rate swap. Amortization of the principal balance began in May 2018.

Credit Facility. The Company’s revolving credit facility (the “Credit Facility”), with Bank of Montreal (“BMO”) serving as the administrative agent for the lenders thereunder, is unsecured with regard to our income property portfolio but is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Wells Fargo and Branch Banking & Trust Company. On September 7, 2017, the Company executed the second amendment and restatement of the Credit Facility (the “2017 Revolver Amendment”). Pursuant to the 2017 Revolver Amendment, the Credit Facility matures on September 7, 2021, with the ability to extend the term for 1 year.

On May 14, 2018, the Company executed the first amendment to the 2017 Revolver Amendment (the “2018 Revolver Amendment”). As a result of the 2018 Revolver Amendment, the Credit Facility has a total borrowing capacity of $150.0 million with the ability to increase that capacity up to $250.0 million during the term. The Credit Facility provides the lenders with a secured interest in the equity of the Company subsidiaries that own the properties included in the borrowing base. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 150 basis points to the 30-day LIBOR plus 220 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the 2017 Revolver Amendment, as amended by the 2018 Revolver Amendment. The Credit Facility also accrues a fee of 15 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity.

At June 30, 2018, the current commitment level under the Credit Facility was $150.0 million. The available borrowing capacity under the Credit Facility was approximately $99.1 million, based on the level of borrowing base assets. As of June 30, 2018, the Credit Facility had a $50.7 million balance outstanding.

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

Convertible Debt. The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. Since July of 2016, when the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend, the conversion rate has been adjusted with each successive quarterly dividend and is currently, after the second quarter 2018 dividend, equal to 14.5701 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.63 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Convertible Notes for conversion prior to December 15, 2019 except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Convertible Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the Convertible Notes prior to the stated maturity date and no sinking fund is provided for the Convertible Notes. The Convertible Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Convertible Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Convertible Notes. As of June 30, 2018, the unamortized debt discount of our Convertible Notes was approximately $2.3 million

The Company was in compliance with all of its debt covenants as of June 30, 2018 and December 31, 2017.

Acquisitions and Investments. During the six months ended June 30, 2018, the Company acquired one single-tenant income property for a purchase price of $28.0 million, or an acquisition cost of approximately $29.0 million including capitalized acquisition costs. The property acquired during the six months ended June 30, 2018 is described below:

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

We are targeting investments between approximately $53.5 million to $93.5 million in income-producing properties during the remainder of 2018. We currently are not planning to make investments in commercial loans secured by commercial real estate during the remainder of 2018. We expect to fund our acquisitions utilizing available capacity under our credit facility, cash from operations, proceeds from land sales transactions, possibly the dispositions of income properties, and potentially the sale of all or a portion of our Subsurface Interests, each of which we expect will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. Four income properties were disposed of during the six months ended June 30, 2018. On March 26, 2018, the Company completed the Self-Developed Properties Sale for approximately $11.4 million. The sale included the 22,012 square-foot Concierge office building, the 30,720 square-foot Mason Commerce Center comprising two office buildings, and the 15,360 Williamson Business Park office building. The gain on the sale totaled approximately $3.7 million, or approximately $0.49 per share, after tax. The Company utilized the proceeds to fund a portion of the previously acquired income property located near Portland, Oregon leased to Wells Fargo, through a reverse 1031 like-kind exchange structure. As part of the transaction, the Company entered into a lease of its approximately 7,600 square foot office space in Williamson Business Park for approximately 5 years at a market rental rate.

Capital Expenditures. In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23-acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The total cost for the improvements was approximately $1.26 million and the Company has committed to reimburse RaceTrac in an amount equal to $976,500.  In 2013 the Company deposited $283,500 of cash in escrow related to the improvements, which was previously classified as restricted cash in the consolidated balance sheets. In the second quarter of 2018, the Company received confirmation that the required improvements were completed by RaceTrac. Accordingly, $283,500 was paid to RaceTrac leaving no remaining escrow balance as of June 30, 2018. As of June 30, 2018, the remaining commitment is approximately $693,000 which can be paid over five years from the proceeds from sales of the remaining land or at the end of the fifth year.

In conjunction with the Company’s sale of approximately 18.1 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of June 30, 2018 was approximately $125,000, including accrued interest. Accordingly, the Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s land parcel is approximately $125,000, to be paid from escrow upon completion.

During April of 2018, the Company executed a contract with a third party to complete tenant improvements at The Grove at Winter Park property in Winter Park, Florida for a total of approximately $638,000. The Company has incurred approximately $596,000 of these costs as of June 30, 2018, leaving a remaining commitment of approximately $42,000.

In connection with the Golf Course Land Purchase, each year the Company is obligated to pay the City additional consideration in the amount of an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate amount of the Per-Round Surcharges paid equal to $700,000. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompany consolidated balance sheets during the year ended December 31, 2017. The first annual payment of $70,000 was made in January of 2018, leaving a remaining commitment of $630,000 as of June 30, 2018.

As of June 30, 2018, we have no other contractual requirements to make capital expenditures.

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of June 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. The Company has funded approximately $1.6 million of the total $2.0 million of estimated costs through June 30, 2018. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $464,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $708,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded leaving an escrow balance of approximately $234,000 as of June 30, 2018. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of June 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended June 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract. No amounts related to such potential future costs have been accrued as of June 30, 2018.

During the period from the fourth quarter of 2015 through the first quarter of 2016, the Company received communications from Wintergreen Advisers, LLC (“Wintergreen”), some of which have been filed publicly. In investigating Wintergreen’s allegations contained in certain of these communications, in pursuing the strategic alternatives process suggested by Wintergreen, and in engaging in a proxy contest in 2017, the Company has incurred costs of approximately $3.0 million through December 31, 2017. Approximately $1.6 million of the approximately $3.0 million was incurred during the year ended December 31, 2017, of which approximately $1.2 million is specifically for legal representation and third-party costs related to the proxy contest. In addition to the costs incurred through December 31, 2017, during the six months ended June 30, 2018, the Company incurred approximately $944,000, which includes legal representation and third-party costs arising from shareholder-related matters, including the proxy contest in 2018. None of Wintergreen’s allegations, which included allegations regarding inadequate disclosure and other wrong-doing by the Company and its directors and officers, were found to have any basis or merit.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with our cash on hand, cash flow from our operations, cash from the completion of 1031 like-kind exchanges, and the available borrowing capacity of approximately $99.1 million under the Credit Facility, based on the level of borrowing base assets, as of June 30, 2018.

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

We believe that we currently have a reasonable level of leverage. Proceeds from closed land transactions provide us with investible capital. Our strategy is to utilize leverage, when appropriate and necessary, and proceeds from land transactions, sales of income properties, the disposition or payoffs on our commercial loan investments, and certain transactions in our subsurface interests, to acquire income properties. We may also acquire or originate commercial loan investments, invest in securities of real estate companies, or make other shorter-term investments. Our targeted investment classes may include the following:

•	Single-tenant retail and office, double or triple net leased, properties in major metropolitan areas and growth markets;
•	Multi-tenant office and retail properties in major metropolitan areas and growth markets, typically stabilized;
•	Purchase or origination of ground leases;
•	Self-developed properties on Company owned land including select office, flex, industrial, and retail;
•	Joint venture development using Company owned land;
•	Origination or purchase of commercial loan investments of loans with terms of 1-10 years with strong risk-adjusted yields with property types to include hotel, office, retail, land and industrial;
•	Select regional area investments using Company market knowledge and expertise to earn strong risk-adjusted yields; and
•	Real estate related investment securities, including commercial mortgage backed securities, preferred or common stock, and corporate bonds.

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2017. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the six months ended June 30, 2018, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our credit facility, as this facility carries a variable rate of interest. Our borrowings on our $150.0 million revolving credit facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 150 basis points and 220 basis points based on our level of borrowing as a percentage of our total asset value. As of June 30, 2018, the outstanding balance on our credit facility was approximately $50.7 million. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by approximately $507,000. The $25.0 million mortgage loan which closed on April 15, 2016, bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. By virtue of fixing the variable rate, our exposure to changes in interest rates is minimal but for the impact on Other Comprehensive Income. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of June 30, 2018, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the six months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 5, 2018, a complaint was filed in the United States District Court for the Eastern District of New York (the “Complaint”) which alleged that certain aspects of Proposal 4 (the “Equity Plan Proposal”) contained in the Company’s Notice of Annual Meeting of Shareholders and 2018 Proxy Statement filed with the SEC on March 12, 2018 (the “2018 Proxy Statement”) did not comply with the disclosure requirements for proxy statements pursuant to SEC regulations. The Complaint alleged that the Equity Plan Proposal did not state the number of participants, employees, and nonemployee directors of the Company and its subsidiaries who may be eligible to participate in the Company’s equity incentive plan (the “CTO Equity Plan”). The Complaint sought injunctive relief and an award of attorney’s fees and expenses. While the Company believes the 2018 Proxy Statement was compliant with applicable SEC disclosure rules and that the Complaint is without merit, the Company voluntarily made a supplemental disclosure in its additional proxy materials reiterating that the Company currently has 14 employees and 7 nonemployee directors, and that the Company’s subsidiaries have no employees, and therefore the total number of persons currently eligible to receive equity awards under the CTO Equity Plan is 21. On July 2, 2018, the Company paid an immaterial settlement amount associated with the legal fees of the plaintiff and the Complaint was dismissed.

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

We wish to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year-ended December 31, 2018, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market in Daytona Beach and Volusia County, Florida; the impact of a prolonged recession or downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of environmental and land use regulations generally and on certain land sale transactions specifically; extreme or severe weather conditions; the impact of competitive real estate activity; variability in quarterly results due to the unpredictable timing of land transactions; the loss of any major income property tenants; the timing of land sale transactions; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

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

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events. The following risk factor has been identified as it relates to the Investment Act of 1940:

Certain of the Company’s shareholders are registered investment companies under the Investment Company Act of 1940 (the “1940 Act”).  Registered investment companies that beneficially own more than 10% of the Company’s shares are deemed affiliates of the Company for various purposes under the 1940 Act and the Securities Act of 1933 (the “1933 Act”). Affiliate status under the 1933 Act limits a shareholder’s ability to sell its shares in market transactions, and also limits its ability to sell its shares in private transactions, as the shares acquired by the purchasers would be “restricted stock” under the 1933 Act, which would limit the purchasers’ ability to sell their shares. Affiliate status under the 1940 Act also may restrict a shareholder’s ability sell its shares to the Company. As a result, substantial sales of shares by an affiliated shareholder that wishes to liquidate its position may have to be made to third parties, which may adversely impact the price of our shares and, as a consequence, our ability to raise equity capital. Our largest group of shareholders, Wintergreen Advisers, LLC, an institutional investment advisory firm (“Wintergreen Advisers”), and the investment vehicles Wintergreen Advisers manages including Wintergreen Fund (NYSE: WGRNX), a public mutual fund (the “Fund”) and other investment vehicles (collectively “Wintergreen”), beneficially owns more than 10% of the outstanding common stock of the Company, and consequently the Wintergreen entities may be deemed “affiliates” of the Company under the 1933 Act. Their affiliate status would limit Wintergreen’s ability to sell their shares in market transactions, and also limit their ability to sell their shares in private transactions, as the shares acquired by the purchasers would be “restricted stock” under the 1933 Act, which would limit the purchasers’ ability to sell their acquired shares. Certain of our shareholders, including the Fund, that are registered investment companies under the 1940 Act also may be considered affiliates of the Company for purposes of the 1940 Act, which, among other things, would restrict the Company’s ability to purchase shares from those shareholders. If a shareholder that is subject to the restrictions described above wishes to liquidate its position in the Company, it may be required to sell its shares on the market, within limits imposed by the 1933 Act, or in an offering registered under the 1933 Act, or in private transactions. Any substantial sales of the Company’s shares by the Wintergreen entities or other significant shareholders could have an adverse impact on the trading price of the Company’s stock, which may adversely impact our ability to raise capital through equity financing and, which may adversely impact our ability to execute our business plan.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the six months ended June 30, 2018, which were not previously reported.

The following share repurchases were made during the quarter ended June 30, 2018:

	Total Number of Shares Purchas	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
4/1/2018 - 4/30/2018	—	$—	—	$5,387,591
5/1/2018 - 5/31/2018	—	—	—	5,387,591
6/1/2018 - 6/30/2018	36,804	59.57	36,804	3,195,147
Total	36,804	$59.57	36,804	$3,195,147

(1)In the first quarter of 2017, the Company announced a $10 million stock repurchase program (the $10 Million Repurchase Program”) under which approximately $4.6 million of the Company’s stock had been repurchased as of December 31, 2017.

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

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

August 1, 2018	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

August 1, 2018	By:	/s/ Mark E. Patten
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)