Form 10-Q
period 2018-09-30
CONSOLIDATED TOMOKA LAND CO
filed 2018-10-26
CIK 23795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
			
Non-accelerated filer	☐	Smaller reporting company	☐
			
Emerging growth company	☐		

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

Class of Common Stock Outstanding

October 18, 2018

$1.00 par value 5,516,518

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Property, Plant, and Equipment:
Income Properties, Land, Buildings, and Improvements	$396,483,185	$358,130,350
Golf Buildings, Improvements, and Equipment	3,746,877	6,617,396
Other Furnishings and Equipment	726,380	715,042
Construction in Progress	761,696	6,005,397
Total Property, Plant, and Equipment	401,718,138	371,468,185
Less, Accumulated Depreciation and Amortization	(26,467,425)	(23,779,780)
Property, Plant, and Equipment—Net	375,250,713	347,688,405
Land and Development Costs	27,243,368	39,477,697
Intangible Lease Assets—Net	37,112,279	38,758,059
Investment in Joint Venture	6,738,537	—
Impact Fee and Mitigation Credits	538,926	1,125,269
Commercial Loan Investments	—	11,925,699
Cash and Cash Equivalents	5,320,493	6,559,409
Restricted Cash	8,477,796	6,508,131
Refundable Income Taxes	624,759	1,116,580
Other Assets—See Note 10	14,852,899	12,971,129
Total Assets	$476,159,770	$466,130,378
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts Payable	$844,745	$1,880,516
Accrued and Other Liabilities—See Note 15	6,265,875	10,160,526
Deferred Revenue—See Note 16	6,954,111	2,030,459
Intangible Lease Liabilities—Net	28,415,319	29,770,441
Deferred Income Taxes—Net	50,308,213	42,293,864
Long-Term Debt	177,359,493	195,816,364
Total Liabilities	270,147,756	281,952,170
Commitments and Contingencies—See Note 19
Shareholders’ Equity:
Shareholders' Equity:
Common Stock – 25,000,000 shares authorized; $1 par value, 6,051,168 shares issued and 5,538,310 shares outstanding at September 30, 2018; 6,030,990 shares issued and 5,584,335 shares outstanding at December 31, 2017	5,994,216	5,963,850
Treasury Stock – 512,858 shares at September 30, 2018 and 446,655 shares at December 31, 2017	(26,484,765)	(22,507,760)
Additional Paid-In Capital	23,862,170	22,735,228
Retained Earnings	201,936,651	177,614,274
Accumulated Other Comprehensive Income	703,742	372,616
Total Shareholders’ Equity	206,012,014	184,178,208
Total Liabilities and Shareholders’ Equity	$476,159,770	$466,130,378

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Revenues
Income Properties	$9,360,155	$7,928,258	$28,347,181	$22,566,505
Interest Income from Commercial Loan Investments	41,262	637,801	615,728	1,727,449
Real Estate Operations	8,012,509	2,926,406	24,476,153	45,658,221
Golf Operations	1,014,771	797,420	3,652,045	3,655,877
Agriculture and Other Income	—	90,717	22,374	323,617
Total Revenues	18,428,697	12,380,602	57,113,481	73,931,669
Direct Cost of Revenues
Income Properties	(1,773,840)	(1,715,516)	(5,677,758)	(4,756,744)
Real Estate Operations	(5,572,319)	(459,169)	(7,978,251)	(15,408,547)
Golf Operations	(1,388,282)	(1,272,647)	(4,295,160)	(4,173,244)
Agriculture and Other Income	(5,172)	(18,874)	(15,516)	(89,847)
Total Direct Cost of Revenues	(8,739,613)	(3,466,206)	(17,966,685)	(24,428,382)
General and Administrative Expenses	(1,928,008)	(1,995,512)	(7,180,737)	(7,942,846)
Impairment Charges	(1,119,362)	—	(1,119,362)	—
Depreciation and Amortization	(3,857,240)	(3,161,169)	(11,612,557)	(9,139,434)
Total Operating Expenses	(15,644,223)	(8,622,887)	(37,879,341)	(41,510,662)
Gain (Loss) on Disposition of Assets	—	(266)	22,035,666	(266)
Land Lease Income	—	—	—	2,226,526
Other Gains (Losses) and Income	—	(266)	22,035,666	2,226,260
Total Operating Income	2,784,474	3,757,449	41,269,806	34,647,267
Investment Income	14,179	9,724	38,383	27,431
Interest Expense	(2,345,156)	(2,073,299)	(7,443,922)	(6,279,366)
Income Before Income Tax Expense	453,497	1,693,874	33,864,267	28,395,332
Income Tax Expense	(157,325)	(726,974)	(8,492,888)	(11,003,132)
Net Income	$296,172	$966,900	$25,371,379	$17,392,200

Per Share Information—See Note 11:
Basic Net Income per Share	$0.05	$0.18	$4.60	$3.13
Diluted Net Income per Share	$0.05	$0.18	$4.57	$3.13

Dividends Declared and Paid	$0.07	$0.05	$0.19	$0.13

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net Income	$296,172	$966,900	$25,371,379	$17,392,200
Other Comprehensive Income (Loss)
Cash Flow Hedging Derivative - Interest Rate Swap (Net of Income Tax of $7,576 and $3,720 for the three months ended September 30, 2018 and 2017, respectively, and Net of Income Tax of $85,169 and $(2,548) for the nine months ended September 30, 2018 and 2017, respectively)	22,316	5,924	331,126	(4,056)
Total Other Comprehensive Income (Loss), Net of Income Tax	22,316	5,924	331,126	(4,056)
Total Comprehensive Income	$318,488	$972,824	$25,702,505	$17,388,144

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2018	$5,963,850	$(22,507,760)	$22,735,228	$177,614,274	$372,616	$184,178,208
Net Income	—	—	—	25,371,379	—	25,371,379
Stock Repurchase	—	(3,977,005)	—	—	—	(3,977,005)
Exercise of Stock Options	8,520	—	189,849	—	—	198,369
Vested Restricted Stock	19,065	—	(517,439)	—	—	(498,374)
Stock Issuance	2,781	—	171,098	—	—	173,879
Stock Compensation Expense from Restricted Stock Grants and Equity Classified Stock Options	—	—	1,283,434	—	—	1,283,434
Cash Dividends ($0.19 per share)	—	—	—	(1,049,002)	—	(1,049,002)
Other Comprehensive Income, Net of Income Tax	—	—	—	—	331,126	331,126
Balance September 30, 2018	$5,994,216	$(26,484,765)	$23,862,170	$201,936,651	$703,742	$206,012,014

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2018	2017
Cash Flow from Operating Activities:
Net Income	$25,371,379	$17,392,200
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	11,612,557	9,139,434
Amortization of Intangible Liabilities to Income Property Revenue	(1,779,031)	(1,632,881)
Loan Cost Amortization	389,656	350,292
Amortization of Discount on Convertible Debt	947,419	888,851
Loss (Gain) on Disposition of Property, Plant, and Equipment and Intangible Assets	(22,035,666)	266
Impairment Charges	1,119,362	—
Accretion of Commercial Loan Origination Fees	(34,768)	(10,144)
Deferred Income Taxes	8,345,475	12,090,118
Non-Cash Compensation	1,283,434	1,142,090
Decrease (Increase) in Assets:
Refundable Income Taxes	491,821	(566,721)
Land and Development Costs	3,090,301	11,204,943
Impact Fees and Mitigation Credits	586,343	1,057,469
Other Assets	(2,139,265)	895,466
Increase (Decrease) in Liabilities:
Accounts Payable	(1,035,771)	(210,292)
Accrued and Other Liabilities	(4,194,651)	(1,984,999)
Deferred Revenue	600,929	(678,641)
Net Cash Provided By Operating Activities	22,619,524	49,077,451
Cash Flow from Investing Activities:
Acquisition of Property, Plant, and Equipment and Intangible Lease Assets and Liabilities	(29,399,109)	(49,689,555)
Acquisition of Commercial Loan Investments	—	(2,940,000)
Acquisition of Land	(3,794,058)	—
Cash Contribution for Interest in Joint Venture	(2,087,521)	—
Proceeds from Disposition of Property, Plant, and Equipment	26,377,525	—
Principal Payments Received on Commercial Loan Investments	11,960,467	—
Net Cash Provided By (Used In) Investing Activities	3,057,304	(52,629,555)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	36,300,000	24,500,000
Payments on Long-Term Debt	(55,830,473)	(17,800,000)
Cash Paid for Loan Fees	(263,473)	(532,814)
Cash Proceeds from Exercise of Stock Options and Stock Issuance	372,248	841,775
Cash Used to Purchase Common Stock	(3,977,005)	(7,136,494)
Cash Paid for Vesting of Restricted Stock	(498,374)	(261,621)
Dividends Paid	(1,049,002)	(722,033)
Net Cash Used In Financing Activities	(24,946,079)	(1,111,187)
Net Increase (Decrease) in Cash	730,749	(4,663,291)
Cash, Beginning of Year	13,067,540	17,635,031
Cash, End of Period	$13,798,289	$12,971,740

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$5,320,493	$5,944,544
Restricted Cash	8,477,796	7,027,196
Total Cash as of September 30, 2018 and 2017, respectively	$13,798,289	$12,971,740

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED-TOMOKA LAND CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Income taxes refunded, net of payments made, totaled approximately $8,000 during the nine months ended September 30, 2018. Income taxes refunded, net of payments made, totaled approximately $531,000 during the nine months ended September 30, 2017.

Interest totaling approximately $7.0 million and $6.0 million was paid during the nine months ended September 30, 2018 and 2017, respectively. No interest was capitalized during the nine months ended September 30, 2018, while approximately $124,000 of interest was capitalized during the nine months ended September 30, 2017.

In connection with the Mitigation Bank transaction (hereinafter defined in Note 5, “Land and Subsurface Interests”), the Company recognized a gain totaling approximately $18.4 million. The non-cash components of the gain totaled approximately $5.1 million and were reflected as an increase in the Investment in Joint Venture of approximately $6.7 million, an increase in Accrued and Other Liabilities of approximately $300,000, and a decrease in Land and Development Costs of approximately $1.3 million on the accompanying consolidated balance sheets as of September 30, 2018.

In connection with the acquisition of the property in Aspen, Colorado, the tenant contributed $1.5 million of the $28.0 million purchase price at closing on February 21, 2018. The $1.5 million purchase contribution was reflected as an increase in Income Property, Land, Buildings, and Improvements and Deferred Revenue on the accompanying consolidated balance sheets as of September 30, 2018.

In connection with the construction of the beachfront restaurant leased to Cocina 214 Restaurant & Bar in Daytona Beach, Florida, the tenant contributed approximately $1.9 million of the building and tenant improvements owned by the Company through direct payments to various third-party construction vendors. The approximately $1.9 million asset contribution was reflected as an increase in Income Property, Land, Buildings, and Improvements and Deferred Revenue on the accompanying consolidated balance sheets as of September 30, 2018.

In connection with the Golf Course Land Purchase (hereinafter defined in Note 15, “Accrued and Other Liabilities”), each year the Company is obligated to pay the City of Daytona Beach, Florida (the “City”) an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate of Per-Round Surcharges of $700,000. The maximum amount of $700,000 represents contingent consideration and was reflected as an increase in Golf Buildings, Improvements, and Equipment and also as an increase in Accrued and Other Liabilities on the accompanying consolidated balance sheets as of September 30, 2017.

See Accompanying Notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS AND PRINCIPLES OF INTERIM STATEMENTS

Description of Business

The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

We are a diversified real estate operating company. As of September 30, 2018, we owned and managed thirty-six commercial real estate properties in thirteen states in the United States. As of September 30, 2018, we owned twenty-nine single-tenant and seven multi-tenant income-producing properties with approximately 2.1 million square feet of gross leasable space. For a description of properties acquired subsequent to September 30, 2018, see Note 21, “Subsequent Events.” As of September 30, 2018, we have no commercial loan investments. We also own and manage a portfolio of undeveloped land totaling approximately 5,500 acres in Daytona Beach, Florida. We have golf operations which consist of the LPGA International Golf Club, also located in Daytona Beach, which is managed by a third party. We also lease some of our land for eighteen billboards, have agricultural operations that are managed by a third party, which consist of leasing land for hay production and timber harvesting, and own and manage Subsurface Interests (hereinafter defined). The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

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

The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018.

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

During the Company’s evaluation of FASB ASC Topic 842, Leases, during the third quarter of 2018, the following practical expedients and accounting policies with respect to ASC 842 will be elected and/or adopted effective January 1, 2019:

•

The Company, as lessee and as lessor, will not reassess (i) whether any expired or existing contracts are or contain leases (ii) lease classification for any expired or existing leases or (iii) initial direct costs for any expired or existing leases.

•

The Company, as lessee, will not apply the recognition requirements of ASC 842 to short-term (twelve months or less) leases. Instead, the Company, as lessee, will recognize the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. As of the date of this report, the Company has no such short-term leases.

•

The Company, as lessor, will not separate nonlease components from lease components and, instead, will account for each separate lease component and the nonlease components associated with that lease as a single component if the nonlease components otherwise would be accounted for under ASC Topic 606. The primary reason for this election is related to instances where common area maintenance is, or may be, a component of base rent within a lease agreement.

The Company completed its evaluation FASB ASC Topic 842, Leases during the third quarter of 2018 with following conclusions with regards to implementation effective January 1, 2019:

•

The Company has elected to implement ASC 842 retrospectively at the beginning of the period of adoption, January 1, 2019, through a cumulative-effect adjustment. We estimate an immaterial adjustment to increase right-of use assets and lease liabilities for operating leases for which the Company is the lessee. The Company does not anticipate any adjustment related to the leases for which the Company is the lessor.

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

In February 2018, the FASB issued ASU 2018-02, which amends the guidance allowing for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act effective January 1, 2018 (the “2018 Tax Cuts and Jobs Act”). The amendments in this update are effective for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of September 30, 2018 include certain amounts over the Federal Deposit Insurance Corporation limits.

Restricted Cash

Restricted cash totaled approximately $8.5 million at September 30, 2018 of which approximately $1.2 million is being held in three separate escrow accounts related to three separate land transactions which closed in December 2013, February 2017, and March 2018; approximately $6.5 million is being held in two separate escrow accounts to be reinvested through the like-kind exchange structure into other income properties; approximately $197,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo Bank, NA (“Wells Fargo”); and approximately $620,000 is being held in a leasing reserve in connection with our acquisition of the property in Aspen, Colorado in February 2018.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued and other liabilities at September 30, 2018 and December 31, 2017, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s investments in variable rate commercial loans approximates fair value at December 31, 2017, since the floating rates of the loans reasonably approximate current market rates for notes with similar risks and maturities. There were no investments in variable rate commercial loans as of September 30, 2018. The carrying value of the Company’s credit facility approximates current market rates for revolving credit arrangements with similar risks and maturities. The face value of the Company’s fixed rate commercial loan investment, mortgage notes, and convertible debt is measured at fair value based on current market rates for financial instruments with similar risks and maturities. See Note 7, “Fair Value of Financial Instruments.”

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

Accounts Receivable

Accounts receivable related to income properties, which are classified in other assets on the consolidated balance sheets, primarily consist of tenant reimbursable expenses. Receivables related to tenant reimbursable expenses totaled approximately $356,000 and $895,000 as of September 30, 2018 and December 31, 2017, respectively.

Accounts receivable related to real estate operations, which are classified in other assets on the consolidated balance sheets, totaled approximately $2.1 million and $2.2 million as of as of September 30, 2018 and December 31, 2017, respectively. As more fully described in Note 10, “Other Assets,” these accounts receivable are primarily related to the reimbursement of certain infrastructure costs completed by the Company in conjunction with two land sale transactions that closed during the fourth quarter of 2015.

Trade accounts receivable primarily consist of receivables related to the golf operations, which are classified in other assets on the consolidated balance sheets. Trade accounts receivable related to golf operations, which primarily consist of amounts due from members or from private events, totaled approximately $244,000 and $349,000 as of September 30, 2018 and December 31, 2017, respectively.

The collectability of the aforementioned receivables is determined based on the aging of the receivable and a review of the specifically identified accounts using judgments. As of September 30, 2018 and December 31, 2017, no allowance for doubtful accounts was required.

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

The following table summarizes the Company’s revenue by segment, major good and/or service, and the related timing of revenue recognition for the three months ended September 30, 2018:

		Interest Income
	Income	from Commercial	Real Estate	Golf	Agriculture and	Total
	Properties	Loan Investments	Operations	Operations	Other Income	Revenues
	($000's)	($000's)	($000's)	($000's)	($000's)	($000's)

Major Good / Service:
Lease Revenue - Base Rent	$7,446	$—	$—	$—	$—	$7,446
Lease Revenue - CAM	552	—	—	—	—	552
Lease Revenue - Reimbursements	644	—	—	—	—	644
Lease Revenue - Billboards	60	—	—	—	—	60
Above / Below Market Lease Accretion	600	—	—	—	—	600
Contributed Leased Assets Accretion	62	—	—	—	—	62
Lease Incentive Amortization	(76)	—	—	—	—	(76)
Interest from Commercial Loan Investments	—	41	—	—	—	41
Land Sale Revenue	—	—	6,971	—	—	6,971
Impact Fee and Mitigation Credit Sales	—	—	665	—	—	665
Subsurface Lease Revenue	—	—	354	—	—	354
Subsurface Revenue - Other	—	—	23	—	—	23
Golf Operations	—	—	—	1,015	—	1,015
Interest and Other Revenue	72	—	—	—	—	72
Total Revenues	$9,360	$41	$8,013	$1,015	$—	$18,429

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$7,659	$773	$—	$8,432
Services Transferred Over Time	72	—	—	242	—	314
Over Lease Term	9,288	—	354	—	—	9,642
Commercial Loan Investment Related Revenue	—	41	—	—	—	41
Total Revenues	$9,360	$41	$8,013	$1,015	$—	$18,429

The following table summarizes the Company’s revenue by segment, major good and/or service, and the related timing of revenue recognition for the three months ended September 30, 2017:

		Interest Income
	Income	from Commercial	Real Estate	Golf	Agriculture and	Total
	Properties	Loan Investments	Operations	Operations	Other Income	Revenues
	($000's)	($000's)	($000's)	($000's)	($000's)	($000's)

Major Good / Service:
Lease Revenue - Base Rent	$6,184	$—	$—	$—	$11	$6,195
Lease Revenue - CAM	450	—	—	—	—	450
Lease Revenue - Reimbursements	676	—	—	—	—	676
Lease Revenue - Billboards	59	—	—	—	—	59
Above / Below Market Lease Accretion	552	—	—	—	—	552
Interest from Commercial Loan Investments	—	638	—	—	—	638
Impact Fee and Mitigation Credit Sales	—	—	548	—	—	548
Subsurface Lease Revenue	—	—	253	—	—	253
Subsurface Revenue - Other	—	—	2,121	—	—	2,121
Fill Dirt and Other Revenue	—	—	4	—	—	4
Golf Operations	—	—	—	797	—	797
Timber Sales Revenue	—	—	—	—	80	80
Interest and Other Revenue	7	—	—	—	—	7
Total Revenues	$7,928	$638	$2,926	$797	$91	$12,380

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$2,673	$540	$80	$3,293
Services Transferred Over Time	7	—	—	257	—	264
Over Lease Term	7,921	—	253	—	11	8,185
Commercial Loan Investment Related Revenue	—	638	—	—	—	638
Total Revenues	$7,928	$638	$2,926	$797	$91	$12,380

The following table summarizes the Company’s revenue by segment, major good and/or service, and the related timing of revenue recognition for the nine months ended September 30, 2018:

		Interest Income
	Income	from Commercial	Real Estate	Golf	Agriculture and	Total
	Properties	Loan Investments	Operations	Operations	Other Income	Revenues
	($000's)	($000's)	($000's)	($000's)	($000's)	($000's)

Major Good / Service:
Lease Revenue - Base Rent	$22,233	$—	$—	$—	$22	$22,255
Lease Revenue - CAM	2,057	—	—	—	—	2,057
Lease Revenue - Reimbursements	2,009	—	—	—	—	2,009
Lease Revenue - Billboards	194	—	—	—	—	194
Above / Below Market Lease Accretion	1,779	—	—	—	—	1,779
Contributed Leased Assets Accretion	157	—	—	—	—	157
Lease Incentive Amortization	(227)	—	—	—	—	(227)
Interest from Commercial Loan Investments	—	616	—	—	—	616
Land Sale Revenue	—	—	21,821	—	—	21,821
Impact Fee and Mitigation Credit Sales	—	—	1,251	—	—	1,251
Subsurface Lease Revenue	—	—	753	—	—	753
Subsurface Revenue - Other	—	—	650	—	—	650
Fill Dirt and Other Revenue	—	—	1	—	—	1
Golf Operations	—	—	—	3,652	—	3,652
Interest and Other Revenue	145	—	—	—	—	145
Total Revenues	$28,347	$616	$24,476	$3,652	$22	$57,113

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$23,723	$2,908	$—	$26,631
Services Transferred Over Time	145	—	—	744	—	889
Over Lease Term	28,202	—	753	—	22	28,977
Commercial Loan Investment Related Revenue	—	616	—	—	—	616
Total Revenues	$28,347	$616	$24,476	$3,652	$22	$57,113

The following table summarizes the Company’s revenue by segment, major good and/or service, and the related timing of revenue recognition for the nine months ended September 30, 2017:

		Interest Income
	Income	from Commercial	Real Estate	Golf	Agriculture and	Total
	Properties	Loan Investments	Operations	Operations	Other Income	Revenues
	($000's)	($000's)	($000's)	($000's)	($000's)	($000's)

Major Good / Service:
Lease Revenue - Base Rent	$17,852	$—	$—	$—	$33	$17,885
Lease Revenue - CAM	1,415	—	—	—	—	1,415
Lease Revenue - Reimbursements	1,467	—	—	—	—	1,467
Lease Revenue - Billboards	185	—	—	—	—	185
Above / Below Market Lease Accretion	1,633	—	—	—	—	1,633
Interest from Commercial Loan Investments	—	1,727	—	—	—	1,727
Land Sale Revenue	—	—	39,564	—	—	39,564
Revenue from Reimbursement of Infrastructure Costs	—	—	1,276	—	—	1,276
Impact Fee and Mitigation Credit Sales	—	—	1,987	—	—	1,987
Subsurface Lease Revenue	—	—	654	—	—	654
Subsurface Revenue - Other	—	—	2,173	—	—	2,173
Fill Dirt and Other Revenue	—	—	4	—	—	4
Golf Operations	—	—	—	3,656	—	3,656
Timber Sales Revenue	—	—	—	—	291	291
Interest and Other Revenue	14	—	—	—	—	14
Total Revenues	$22,566	$1,727	$45,658	$3,656	$324	$73,931

Timing of Revenue Recognition:
Asset/Good Transferred at a Point in Time	$—	$—	$43,728	$2,909	$291	$46,928
Services Transferred Over Time	14	—	1,276	747	—	2,037
Over Lease Term	22,552	—	654	—	33	23,239
Commercial Loan Investment Related Revenue	—	1,727	—	—	—	1,727
Total Revenues	$22,566	$1,727	$45,658	$3,656	$324	$73,931

NOTE 3. INCOME PROPERTIES

During the nine months ended September 30, 2018, the Company acquired one single-tenant income property for a purchase price of $28.0 million, or an acquisition cost of approximately $29.0 million including capitalized acquisition costs. Of the total acquisition cost, approximately $12.0 million was allocated to land, approximately $15.0 million was allocated to buildings and improvements, approximately $2.8 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees and above market lease value, and approximately $0.8 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was approximately 20.0 years at acquisition. The property acquired during the nine months ended September 30, 2018 is described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Property Acres	Purchase Price	Percentage Leased	Remaining Lease Term (in years)
Master Tenant for Commercial Building	Single-Tenant	Aspen, Colorado	02/21/18	19,596	0.18	$28,000,000	100%	20.0

In conjunction with the acquisition of the property in Aspen, Colorado, the master tenant contributed approximately $1.5 million of the purchase price, resulting in a net cash investment by the Company of approximately $26.5 million. The $1.5 million purchase price contribution is reflected as deferred revenue and will be accreted into income property rental revenue over the term of the lease.

For a description of properties acquired subsequent to September 30, 2018, see Note 21, “Subsequent Events.”

As more fully described in Note 5, “Land and Subsurface Interests,” in January 2018, construction was completed, and the leases commenced on two restaurant properties on the Company’s six-acre beachfront parcel. The tenants, LandShark Bar & Grill and Cocina 214 Restaurant & Bar, both commenced operations in January 2018.

Four income properties were disposed of during the nine months ended September 30, 2018. On March 26, 2018, the Company sold its four self-developed, multi-tenant office properties located in Daytona Beach, Florida, for approximately $11.4 million (the “Self-Developed Properties Sale”). The sale included the 22,012 square-foot Concierge office building, the 30,720 square-foot Mason Commerce Center comprised of two office buildings, and the 15,360 square-foot Williamson Business Park office building. The gain on the sale totaled approximately $3.7 million, or approximately $0.49 per share, after tax. The Company utilized the proceeds to fund a portion of the previously acquired income property located near Portland, Oregon, leased to Wells Fargo, through a reverse 1031 like-kind exchange structure. As part of the transaction, the Company entered into a lease of its approximately 7,600 square-foot office space in Williamson Business Park for approximately 5 years at a market rental rate.

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

On June 13, 2018, the variable rate B-Note (the “B-Note”) held by the Company and secured by real estate located in Sarasota, Florida, matured and was repaid by the borrower. The Company purchased the B-Note in May 2014. The proceeds of approximately $9.0 million were used to pay down the Company’s Credit Facility.

On August 10, 2018, the $3.0 million fixed rate first mortgage loan held by the Company and secured by real estate located in Daytona Beach Shores, Florida, matured and was repaid by the borrower.

As of September 30, 2018, the Company had no commercial loan investments.

The Company’s commercial loan investment portfolio was comprised of the following at December 31, 2017:

	Date of	Maturity	Original Face	Current Face	Carrying
Description	Investment	Date	Amount	Amount	Value	Coupon Rate
B-Note – Retail Shopping Center, Sarasota, FL	May 2014	June 2018	$8,960,467	$8,960,467	$8,960,467	30‑day LIBOR plus 7.50%
First Mortgage – Land Parcel, Daytona Beach Shores, FL	July 2017	August 2018	3,000,000	3,000,000	2,965,232	11.00%
Total			$11,960,467	$11,960,467	$11,925,699

The carrying value of the commercial loan investment portfolio at December 31, 2017 consisted of the following:

Total
Current Face Amount	$11,960,467
Unamortized Fees	—
Unaccreted Origination Fees	(34,768)
Total Commercial Loan Investments	$11,925,699

NOTE 5. LAND AND SUBSURFACE INTERESTS

As of September 30, 2018, the Company owned approximately 5,500 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Currently, the majority of this land is used for agricultural purposes. As of October 26, 2018, approximately 64% of this acreage, or nearly 3,500 acres, is under contract to be sold. Approximately 1,000 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 4,500 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,000 acres, primarily an 850-acre parcel and three smaller parcels, which are located further west of Interstate 95 and a few miles north of Interstate 4 that are generally well suited for industrial purposes.

Real estate operations revenue consisted of the following for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue Description	($000's)	($000's)	($000's)	($000's)
Land Sales Revenue	$6,971	$—	$21,821	$39,564
Revenue from Reimbursement of Infrastructure Costs	—	—	—	1,276
Impact Fee and Mitigation Credit Sales	665	548	1,251	1,987
Subsurface Revenue	377	2,374	1,403	2,827
Fill Dirt and Other Revenue	—	4	1	4
Total Real Estate Operations Revenue	$8,013	$2,926	$24,476	$45,658

2018 Land Sales. During the nine months ended September 30, 2018, the Company completed land transactions representing approximately 2,583 acres of land including: (i) the sale of a 70% interest in the Mitigation Bank (hereinafter defined) that holds approximately 2,492 acres of land for proceeds of $15.3 million and (ii) six land sales totaling approximately 91 acres for aggregate proceeds of approximately $22.6 million, as described below:

					Gross Sales		Gain
			Date of	No. of	Price	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Buc-ee's	East of I-95	03/16/18	34.9	$13,948	$400,000	$11,926	(1)
		Subtotal - Q1 2018		34.9	13,948	400,000	11,926

2	Residential	West of I-95	06/12/18	19.0	265	14,000	226
3	Commercial / Retail	East of I-95	06/25/18	5.7	625	110,000	224
4	Commercial / Retail	East of I-95	06/28/18	7.7	819	106,000	628
		Subtotal - Q2 2018		32.4	1,709	53,000	1,078

5	Commercial / Retail	East of I-95	07/16/18	3.5	285	81,000	262
6	Unicorp-Williamson Crossing	East of I-95	08/30/18	20.6	6,685	325,000	1,502
		Subtotal - Q3 2018		24.1	6,970	289,000	1,764

		YTD Q3 2018		91.4	$22,627	$248,000	$14,768

(1)The gain recognized during the nine months ended September 30, 2018 on the Buc-ee’s sale totaling approximately $11.9 million excludes approximately $831,000 held in an escrow reserve related to the portion of the acreage sold for which the Company remains obligated to perform wetlands mitigation. The Company expects to recognize the remaining gain of approximately $831,000 upon completion of the mitigation work. See Note 16, “Deferred Revenue”.

Mitigation Bank. The mitigation bank transaction consists of the sale of a 70% interest in the entity that holds approximately 2,492 acres of land that has been permitted for the creation of a wetland mitigation bank (the “Venture” or the “Mitigation Bank”). The purchaser of the 70% interest in the Mitigation Bank is comprised of certain funds and accounts managed by an investment advisor subsidiary of BlackRock, Inc. (“BlackRock”). The Company retained an approximately 30% non-controlling interest in the Mitigation Bank. A third-party was retained by the Venture as the day-to-day manager of the Mitigation Bank property, responsible for the maintenance, generation, tracking, and other aspects of wetland mitigation credits.

The Mitigation Bank intends to engage in the creation and sale of both federal and state wetland mitigation credits. These credits will be created pursuant to the applicable permits that have been or will be issued to the Venture from the federal and state regulatory agencies that exercise jurisdiction over the awarding of such credits, but no assurances can be given as to the issuance, marketability or value of the credits. The Venture received the permit from the state regulatory agency on June 8, 2018 (the “State Permit”). The state regulatory agency may award up to 355 state credits under the State Permit. On August 6, 2018, the state regulatory agency awarded the initial 88.84 credits under the State Permit. Receipt of the remaining federal permit is anticipated to occur prior to the end of the year.

The gain on the sale of the 70% interest in the Mitigation Bank totaled approximately $18.4 million and is comprised of the gain on the sale of 70% interest for proceeds of $15.3 million as well as the gain on the retained 30% interest pursuant to FASB ASC Topic 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. The gain is included in the Gain on Disposition of Assets in the Company’s consolidated statements of operations. As of September 30, 2018, the approximately $6.7 million Investment in Joint Venture included on the Company’s consolidated balance sheets is comprised of the fair market value of the 30% retained interest in the Venture.

The operating agreement of the Venture (the “Operating Agreement”) executed in conjunction with the mitigation bank transaction stipulates that the Company shall arrange for sales of the Venture’s mitigation credits to unrelated third parties totaling no less than $6 million of revenue to the Mitigation Bank, net of commissions, by the end of 2020, utilizing a maximum of 60 mitigation credits (the “Minimum Sales Requirement”). The Operating Agreement stipulates that if the Minimum Sales Requirement is not achieved, then BlackRock has the right, but is not required, to have the Company purchase the number of mitigation credits necessary to reach the Minimum Sales Requirement (the “Minimum Sales Guarantee”). The Company estimates the fair value of the Minimum Sales Guarantee to be approximately $100,000 which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of September 30, 2018.

Additionally, the Operating Agreement provides BlackRock the right to cause the Company to purchase a maximum of 8.536 mitigation credits per quarter (the “Commitment Amount”) from the Mitigation Bank at a price equal to 60% of the then fair market value for mitigation credits (the “Put Right”). The Put Right is applicable even if the Mitigation Bank has not yet been awarded a sufficient number of mitigation credits by the applicable federal and state regulatory agencies. Further, in any quarter that BlackRock does not exercise its Put Right, the unexercised Commitment Amount for the applicable quarter may be rolled over to future calendar quarters. However, the Operating Agreement also stipulates that any amount of third-party sales of mitigation credits will reduce the Put Rights outstanding on a one-for-one basis, if the sales price of the third-party sales equals or exceeds the prices stipulated by the Put Right. Further, any sales of mitigation credits to third parties at the requisite minimum prices in a quarter that exceeds the quarterly amount of the Put Right, will reduce the Put Rights in future calendar quarters on a one-for-one basis. The maximum potential of future payments for the Company pursuant to the Put Right is approximately $27 million. The Company estimates the fair value of the Put Right to be approximately $200,000, which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of September 30, 2018.

2017 Land Sales. No land sales were completed during the three months ended September 30, 2017. During the nine months ended September 30, 2017, a total of approximately 1,669 acres were sold for approximately $40.5 million as described below:

					Gross Sales		Gain
			Date of	No. of	Price	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Minto Communities, LLC	West of I-95	02/10/17	1,581.0	$27,151	$17,000	$20,041
2	Commercial	East of I-95	03/22/17	6.4	1,556	245,000	11
		Subtotal - Q1 2017		1,587.4	28,707	18,000	20,052

3	Commercial	East of I-95	04/05/17	27.5	3,218	117,000	2,955
4	Commercial	East of I-95	04/13/17	4.5	1,235	274,000	13
5	Commercial	West of I-95	04/25/17	30.0	2,938	98,000	627
6	Third NADG Land Sale	East of I-95	06/27/17	19.4	4,422	228,000	3,263	(1)
		Subtotal - Q2 2017		81.4	11,813	145,000	6,858

		YTD Q3 2017		1,668.8	$40,520	$24,000	$26,910

(1)The gain of approximately $3.3 million on the Third NADG Land Sale includes an infrastructure reimbursement payment of approximately $955,000 received in conjunction with the closing on June 27, 2017.

Pipeline. For a description of our land which is currently under contract, see the land pipeline in Note 19, “Commitment and Contingencies.”

Land Impairments. There were no impairment charges related to the Company’s undeveloped land during the nine months ended September 30, 2018 or 2017.

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

Daytona Beach Development. We may selectively acquire other real estate in the downtown and beachside areas of Daytona Beach, Florida. We may target either vacant land or land with existing structures that we would demolish and develop into additional income properties. During the first quarter of 2018, the Company acquired a 3-acre parcel of land with existing structures in downtown Daytona Beach, Florida, for a purchase price of approximately $2.0 million. As of September 30, 2018, the Company has also acquired other contiguous parcels for a total of approximately 1.1-acres for approximately $1.8 million. We intend to pursue the potential redevelopment of these parcels, which are located nearly adjacent to the location of the future headquarters of Brown & Brown, Inc. (NYSE: BRO), along with certain other adjacent land parcels, some of which we have under contract for purchase. We intend for our investments in the Daytona Beach area to target opportunistic acquisitions of select catalyst sites, which are typically distressed, with an objective of having short investment horizons. We may seek to partner with developers to develop the sites acquired during the nine months ended September 30, 2018, and any other sites we acquire, rather than self-develop the properties.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $79,000 and mitigation credits with a cost basis of approximately $460,000 for a combined total of approximately $539,000 as of September 30, 2018. During the nine months ended September 30, 2018, the Company transferred mitigation credits with a basis of approximately $124,000 to the land acquired by Buc-ee’s. During the nine months ended September 30, 2018, the Company sold mitigation credits for approximately $1.0 million, for a gain of approximately $882,000, or $0.12 per share, after tax. During the nine months ended September 30, 2017, the Company sold mitigation credits for approximately $1.5 million, for a gain of approximately $1.2 million, or $0.14 per share, after tax. During the nine months ended September 30, 2018 and 2017, the Company received cash payments of approximately $251,000 and $506,000, respectively, for impact fees with a cost basis that was generally of equal value. Additionally, during the nine months ended September 30, 2018, impact fees with a cost basis of approximately $72,000 were transferred to the beachfront restaurant leased to LandShark Bar & Grill.

As of December 31, 2017, the Company owned impact fees with a cost basis of approximately $402,000 and mitigation credits with a cost basis of approximately $723,000 for a combined total of approximately $1.1 million.

Subsurface Interests. As of September 30, 2018, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 455,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

There were no subsurface sales during the nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, the Company sold approximately 38,750 acres of subsurface interests in Osceola County, Florida for approximately $2.1 million (the “Osceola Subsurface Sale”). The gain from the Osceola Subsurface Sale totaled approximately $2.08 million, or $0.23 per share, after tax.

During 2011, an eight-year oil exploration lease was executed covering a portion of our Subsurface Interests. On September 20, 2017, the Company amended the oil exploration lease to, among other things, extend the expiration of the original term for five additional years to the new expiration date of September 22, 2024. The lease is effectively thirteen one-year terms as the lessee has the option to terminate the lease at the end of each lease year. The lessee has exercised renewal options through lease year eight ending September 22, 2019. The terms of the lease state the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years nine through thirteen. The lease calls for annual lease payments which are recognized as revenue ratably over the respective twelve-month lease periods. Pursuant to the amendment for the Year 8 renewal the annual lease payment is to be paid in installments. In addition, non-refundable drilling penalty payments are made as required by the drilling requirements in the lease which are recognized as revenue when earned, i.e. when the amount is agreed upon.

Lease payments on the respective acreages and drilling penalties through lease year eight are as follows:

	Acreage
Lease Year	(Approximate)	Florida County	Lease Payment (1)	Drilling Penalty (1)
Lease Year 1 - 9/23/2011 - 9/22/2012	136,000	Lee and Hendry	$913,657	$—
Lease Year 2 - 9/23/2012 - 9/22/2013	136,000	Lee and Hendry	922,114	—
Lease Year 3 - 9/23/2013 - 9/22/2014	82,000	Hendry	3,293,000	1,000,000
Lease Year 4 - 9/23/2014 - 9/22/2015	42,000	Hendry	1,866,146	600,000
Lease Year 5 - 9/23/2015 - 9/22/2016	25,000	Hendry	1,218,838	175,000
Lease Year 6 - 9/23/2016 - 9/22/2017	15,000	Hendry	806,683	150,000
Lease Year 7 - 9/23/2017 - 9/22/2018	15,000	Hendry	806,683	50,000
Lease Year 8 - 9/23/2018 - 9/22/2019	15,000	Hendry	806,684	150,000
Total Payments			$10,633,805	$2,125,000

(1)Generally, cash payment for the Lease Payment and Drilling Penalty is received on or before the first day of the lease year. The Drilling Penalty, which is due within thirty days from the end of the prior lease year, is recorded as revenue when earned, i.e. when the amount is agreed upon, while the Lease Payment is recognized on a straight-line basis over the respective lease term. Pursuant to the amendment for the Year 7 renewal, the Lease Payment and Drilling Penalty were both received on October 11, 2017. Pursuant to the amendment for the Year 8 renewal, the Lease Payment and Drilling Penalty are to be received in monthly installments. As of September 30, 2018, $400,000 of the total approximately $957,000 has been received pursuant to the payment schedule. See separate disclosure of revenue recognized per period below.

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For both the three and nine months ended September 30, 2018 and 2017, respectively, lease income of approximately $203,000 and $603,000 was recognized. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2019 or, if extended, the terms or conditions of such extension.

During the nine months ended September 30, 2018 and 2017, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $11,000 and $19,000, during the three months ended September 30, 2018 and 2017, respectively. Revenues received from oil royalties totaled approximately $50,000 and $69,000, during the nine months ended September 30, 2018 and 2017, respectively.

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

During the nine months ended September 30, 2018, the Company completed a transaction releasing our surface entry rights on approximately 600 acres in exchange for approximately $185,000 in cash and fee title to approximately 40 additional acres in Hendry County, valued at approximately $320,000. Including the non-cash value received, the gain from the transaction totaled approximately $435,000, or $0.06 per share, after tax. The Company also received cash payments for the release of surface entry rights of approximately $73,000 during the nine months ended September 30, 2018. There were no releases of surface entry rights during the nine months ended September 30, 2017.

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

The following table provides summarized financial information of the Venture as of September 30, 2018:

As of
September 30, 2018
($000's)
Assets, cash and cash equivalents	$2,340
Assets, prepaid expenses	30
Assets, investment in mitigation credit assets	1,461
Assets, property, plant, and equipment	19
Total Assets	$3,850

Liabilities, accounts payable, accrued expenses, deposits	$27
Equity	$3,823
Total Liabilities & Equity	$3,850

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Cash and Cash Equivalents - Level 1	$5,320,493	$5,320,493	$6,559,409	$6,559,409
Restricted Cash - Level 1	8,477,796	8,477,796	6,508,131	6,508,131
Commercial Loan Investments - Level 2	—	—	11,925,699	12,015,628
Long-Term Debt - Level 2	177,359,493	179,384,960	195,816,364	200,000,776

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

The following table presents the fair value of assets measured on a recurring basis by Level as of September 30, 2018:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	9/30/2018	Assets (Level 1)	(Level 2)	(Level 3)

Cash Flow Hedge - Interest Rate Swap	$942,658	$—	$942,658	$—
Total	$942,658	$—	$942,658	$—

The following table presents the fair value of assets measured on a recurring basis by Level as of December 31, 2017:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2017	Assets (Level 1)	(Level 2)	(Level 3)

Cash Flow Hedge - Interest Rate Swap	$606,621	$—	$606,621	$—
Total	$606,621	$—	$606,621	$—

NOTE 8. INTANGIBLE LEASE ASSETS AND LIABILITIES

Intangible lease assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values.

Intangible lease assets and liabilities consisted of the following as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018	December 31, 2017
Intangible Lease Assets:
Value of In-Place Leases	$38,046,241	$36,827,226
Value of Above Market In-Place Leases	2,966,322	2,966,322
Value of Intangible Leasing Costs	12,004,653	10,405,135
Sub-total Intangible Lease Assets	53,017,216	50,198,683
Accumulated Amortization	(15,904,937)	(11,440,624)
Sub-total Intangible Lease Assets—Net	37,112,279	38,758,059
Intangible Lease Liabilities (included in accrued and other liabilities):
Value of Below Market In-Place Leases	(36,109,518)	(35,312,017)
Sub-total Intangible Lease Liabilities	(36,109,518)	(35,312,017)
Accumulated Amortization	7,694,199	5,541,576
Sub-total Intangible Lease Liabilities—Net	(28,415,319)	(29,770,441)
Total Intangible Assets and Liabilities—Net	$8,696,960	$8,987,618

The following table reflects the amortization of intangible assets and liabilities during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($000's)	($000's)	($000's)	($000's)
Depreciation and Amortization Expense	$1,369	$1,201	$4,091	$3,479
Increase to Income Properties Revenue	(600)	(552)	(1,779)	(1,633)
Net Amortization of Intangible Assets and Liabilities	$769	$649	$2,312	$1,846

The estimated future amortization and accretion of intangible lease assets and liabilities is as follows:

		Future Accretion	Net Future
	Future	to Income	Amortization of
	Amortization	Property	Intangible Assets
Year Ending December 31,	Amount	Revenue	and Liabilities
Remainder of 2018	$1,370,307	$(555,430)	$814,877
2019	5,452,670	(2,389,051)	3,063,619
2020	5,011,249	(2,322,323)	2,688,926
2021	3,320,813	(2,473,177)	847,636
2022	2,702,885	(2,519,076)	183,809
2023	2,359,734	(2,538,288)	(178,554)
Thereafter	15,162,176	(13,885,529)	1,276,647
Total	$35,379,834	$(26,682,874)	$8,696,960

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

During the nine months ended September 30, 2018 there were no impairment charges on the Company’s undeveloped land holdings or its income property portfolio.

During the quarter ended September 30, 2018, the Company wrote down the value of the golf operation assets, which resulted in a corresponding impairment charge of approximately $1.1 million, or $0.15 per share, after tax. The write-down of the golf operation assets to approximately $3.1 million and the related $1.1 million impairment charge were the result of the Company’s assessment of certain triggering events, including activities related to a review of strategic alternatives for the golf operations, occurring during the quarter which required an assessment of the carrying value of the golf operating assets.

There were no impairment charges during the nine months ended September 30, 2017.

NOTE 10. OTHER ASSETS

Other assets consisted of the following:

	As of
	September 30, 2018	December 31, 2017
Income Property Tenant Receivables	$356,261	$895,476
Income Property Straight-line Rent Adjustment	3,877,667	2,517,195
Income Property Lease Incentive	2,469,853	2,696,678
Interest Receivable from Commercial Loan Investments	—	38,078
Cash Flow Hedge - Interest Rate Swap	942,658	606,621
Infrastructure Reimbursement Receivables	2,125,108	2,213,305
Golf Operations Receivables	244,045	349,220
Deferred Deal Costs	516,201	480,257
Prepaid Expenses, Deposits, and Other	4,321,106	3,174,299
Total Other Assets	$14,852,899	$12,971,129

Income Property Lease Incentive. As of September 30, 2018, the Income Property Lease Incentive of approximately $2.5 million relates to a tenant improvement allowance of approximately $2.7 million provided to Hilton Grand Vacations in conjunction with the extension of their leases of two buildings from November 30, 2021 to November 30,

2026, offset by approximately $277,000 of accumulated amortization which has been recognized as an offset to rental revenue. The remaining balance will be amortized over the remaining term of the leases.

Infrastructure Reimbursement Receivables. As of September 30, 2018 and December 31, 2017, the Infrastructure Reimbursement Receivables were all related to the land sales within the Tomoka Town Center. The balance as of September 30, 2018 consisted of approximately $1.6 million due from Tanger for infrastructure reimbursement to be repaid in nine remaining annual installments of $175,000, net of a discount of approximately $158,000, and approximately $770,000 due from Sam’s Club for infrastructure reimbursement to be repaid in seven remaining annual installments of $110,000, net of a discount of approximately $62,000.

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

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Income Available to Common Shareholders:
Net Income	$296,172	$966,900	$25,371,379	$17,392,200
Weighted Average Shares Outstanding	5,491,181	5,513,327	5,516,989	5,548,644
Common Shares Applicable to Stock
Options Using the Treasury Stock Method	2,186	9,266	31,436	16,630
Total Shares Applicable to Diluted Earnings Per Share	5,493,367	5,522,593	5,548,425	5,565,274

Per Share Information:
Basic
Net Income	$0.05	$0.18	$4.60	$3.13

Diluted
Net Income	$0.05	$0.18	$4.57	$3.13

There were no potentially dilutive securities for the three months ended September 30, 2018. The effect of 70,000 potentially dilutive securities was not included for the three months ended September 30, 2017 as the effect would be anti-dilutive. The effect of 15,000 and 77,750 potentially dilutive securities was not included for the nine months ended September 30, 2018 and 2017, respectively, as the effect would be anti-dilutive.

The Company intends to settle its 4.50% Convertible Senior Notes due 2020 (the “Convertible Notes”) in cash upon conversion with any excess conversion value to be settled in shares of our common stock. Therefore, only the amount in excess of the par value of the Convertible Notes will be included in our calculation of diluted net income per share using the treasury stock method. As such, the Convertible Notes have no impact on diluted net income per share until the price of our common stock exceeds the current conversion price of $68.58. The average price of our common stock during the nine months ended September 30, 2018 and 2017 did not exceed the conversion price which resulted in no additional diluted outstanding shares.

NOTE 12. TREASURY STOCK

In the first quarter of 2017, the Company announced a $10 million stock repurchase program (the “$10 Million Repurchase Program”) under which approximately $4.6 million of the Company’s common stock had been repurchased as of December 31, 2017. On July 18, 2018, the Company’s Board of Directors approved an increase of approximately $7.1 million to the stock repurchase program, refreshing the total program to an aggregate of $10 million. During the nine months ended September 30, 2018, the Company repurchased 66,203 shares of its common stock on the open market for a total cost of approximately $4.0 million, or an average price per share of $60.07. The shares of the Company’s common stock repurchased during the nine months ended September 30, 2018 were returned to the Company’s treasury.

NOTE 13. LONG-TERM DEBT

As of September 30, 2018, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility	$50,745,579	September 2021	30‑day LIBOR plus 1.50% -2.20%
Mortgage Note Payable (originated with Wells Fargo) (1)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (2)	24,723,948	April 2021	30‑day LIBOR plus 1.90%
4.50% Convertible Senior Notes due 2020, net of discount	75,000,000	March 2020	4.500%
Total Long-Term Face Value Debt	$180,469,527

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

Credit Facility. The Company’s revolving credit facility (the “Credit Facility”), with Bank of Montreal (“BMO”) serving as the administrative agent for the lenders thereunder, is unsecured with regard to our income property portfolio but is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Wells Fargo and Branch Banking & Trust Company. On September 7, 2017, the Company executed the second amendment and restatement of the Credit Facility (the “2017 Amended Credit Facility”). Pursuant to the 2017 Amended Credit Facility, the Credit Facility matures on September 7, 2021,  with the ability to extend the term for 1 year.

On May 14, 2018, the Company executed the first amendment to the 2017 Amended Credit Facility (the “2018 Revolver Amendment”). As a result of the 2018 Revolver Amendment, the Credit Facility has a total borrowing capacity of $150.0 million with the ability to increase that capacity up to $250.0 million during the term, subject to lender approval. The Credit Facility provides the lenders with a secured interest in the equity of the Company subsidiaries that own the properties included in the borrowing base. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 150 basis points to the 30-day LIBOR plus 220 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the 2017 Amended Credit Facility, as amended by the 2018 Revolver Amendment. The Credit Facility also accrues a fee of 15 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity.

At September 30, 2018, the current commitment level under the Credit Facility was $150.0 million. The available borrowing capacity under the Credit Facility was approximately $99.0 million, based on the level of borrowing base assets. As of September 30, 2018, the Credit Facility had a $50.7 million balance outstanding.

In connection with the October 2018 Acquisitions (hereinafter defined in Note 21, “Subsequent Events”), the Company utilized approximately $70.0 million from the Credit Facility to fund the acquisitions. As a result of the $70.0 million draw, as of October 26, 2018, the Credit Facility had an outstanding balance of approximately $120.7 million and available borrowing capacity of approximately $29.0 million, based on the level of borrowing base assets and current commitment level of $150.0 million.

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

Convertible Debt. The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. Since July of 2016, when the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend, the conversion rate has been adjusted with each successive quarterly dividend and is currently, after the third quarter 2018 dividend, equal to 14.5701 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.58 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Convertible Notes for conversion prior to December 15, 2019, except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Convertible Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the Convertible Notes prior to the stated maturity date and no sinking fund is provided for the Convertible Notes. The Convertible Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Convertible Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Convertible Notes. As of September 30, 2018, the unamortized debt discount of our Convertible Notes was approximately $2.0 million.

Long-term debt as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018		December 31, 2017
		Due Within		Due Within
	Total	One Year	Total	One Year
Credit Facility	$50,745,579	$—	$70,000,000	$—
Mortgage Note Payable (originated with Wells Fargo)	30,000,000	—	30,000,000	—
Mortgage Note Payable (originated with Wells Fargo)	24,723,948	—	25,000,000	—
4.50% Convertible Senior Notes due 2020, net of discount	73,022,714	—	72,075,295	—
Loan Costs, net of accumulated amortization	(1,132,748)	—	(1,258,931)	—
Total Long-Term Debt	$177,359,493	$—	$195,816,364	$—

Payments applicable to reduction of principal amounts as of September 30, 2018 will be required as follows:

Year Ending December 31,	Amount
2019	$—
2020	75,000,000
2021	75,469,527
2022	—
2023	—
Thereafter	30,000,000
Total Long-Term Debt - Face Value	$180,469,527

The carrying value of long-term debt as of September 30, 2018 consisted of the following:

Total
Current Face Amount	$180,469,527
Unamortized Discount on Convertible Debt	(1,977,286)
Loan Costs, net of accumulated amortization	(1,132,748)
Total Long-Term Debt	$177,359,493

The following table reflects a summary of interest expense incurred and paid during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($000's)	($000's)	($000's)	($000's)
Interest Expense	$1,921	$1,771	$6,107	$5,164
Amortization of Loan Costs	103	125	390	350
Amortization of Discount on Convertible Notes	321	301	947	889
Capitalized Interest	—	(124)	—	(124)
Total Interest Expense	$2,345	$2,073	$7,444	$6,279

Total Interest Paid	$2,798	$2,588	$6,989	$6,026

The Company was in compliance with all of its debt covenants as of September 30, 2018 and December 31, 2017.

NOTE 14. INTEREST RATE SWAP

The Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the $24.7 million mortgage note payable as discussed in Note 13, “Long-Term Debt.” During the nine months ended September 30, 2018, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been classified in accumulated other comprehensive income. As of September 30, 2018, the fair value of our interest rate swap agreement, which was a gain of approximately $943,000, was included in other assets on the consolidated balance sheets. The interest rate swap was effective on April 7, 2016 and matures on April 7, 2021. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $24.7 million to a rate of 3.17%.

NOTE 15. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	As of
	September 30, 2018	December 31, 2017
Golf $1 Round Surcharge	$630,000	$700,000
Accrued Property Taxes	1,434,806	66,909
Tenant Leasing Reserve Escrow	619,623	—
Reserve for Tenant Improvements	109,781	3,302,831
Accrued Construction Costs	194,006	1,360,950
Accrued Interest	421,758	1,194,681
Environmental Reserve and Restoration Cost Accrual	550,811	866,936
Other	2,305,090	2,668,219
Total Accrued and Other Liabilities	$6,265,875	$10,160,526

Golf $1 Round Surcharge. On January 24, 2017, the Company acquired the land and improvements comprising the golf courses, previously leased from the City, for approximately $1.5 million (the “Golf Course Land Purchase”). In connection with the Golf Course Land Purchase,  each year the Company is obligated to pay the City additional consideration in the amount of an annual surcharge of $1 per golf round played (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate of Per-Round Surcharges of $700,000. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompany consolidated balance sheets. The first annual payment was made in January 2018 leaving a remaining commitment of approximately $630,000 as of September 30, 2018.

Tenant Leasing Reserve Escrow. In connection with the acquisition of the property in Aspen, Colorado on February 21, 2018, the master tenant funded approximately $2.25 million at closing which is being held by the Company in a leasing reserve. During the nine months ended September 30, 2018 eligible costs totaling approximately $1.6 million were funded from the escrow account which included approximately $935,000 of the Company’s costs incurred related to the property acquisition and approximately $696,000 in base rent payments, leaving a remaining escrow balance of approximately $620,000. The balance can be used for eligible costs which, pursuant to the lease, include rent payments up to a maximum of $1.0 million and taxes, insurance, leasing commissions, tenant improvements, or other third-party operating expenses incurred in connection with the operation of the property.

Reserve for Tenant Improvements. The reduction of the balance during the nine months ended September 30, 2018 reflects the payment of approximately $2.7 million for a tenant improvement allowance provided to Hilton Grand Vacations in conjunction with the extension of their leases of two buildings from November 30, 2021 to November 30, 2026 which was accrued for as of December 31, 2017. In addition, in connection with the acquisition on April 28, 2017, of the property in Tampa, Florida, leased to LA Fitness, the Company was credited approximately $400,000 at closing for certain tenant improvements. During the quarter ended June 30, 2018, the tenant completed the improvements and the Company funded $400,000 to LA Fitness.

Environmental Reserve. During the year ended December 31, 2014, the Company accrued an environmental reserve of approximately $110,000 in connection with an estimate of additional costs required to monitor a parcel of less than one acre of land owned by the Company in Highlands County, Florida, on which environmental remediation work had previously been performed. The Company engaged legal counsel who, in turn, engaged environmental engineers to review the site and the prior monitoring test results. During the year ended December 31, 2015, their review was completed, and the Company made an additional accrual of approximately $500,000, representing the low end of the range of possible costs estimated by the engineers to be between approximately $500,000 and $1.0 million to resolve this matter subject to the approval of the state department of environmental protection (the “FDEP”). The FDEP issued a Remedial Action Plan Modification Approval Order (the “FDEP Approval”) in August 2016 which supports the approximate $500,000 accrual made in 2015. The Company is implementing the remediation plan pursuant to the FDEP Approval. During the fourth quarter of 2017, the Company made an additional accrual of approximately $51,000 for the second year of monitoring as the low end of the original range of estimated costs was increased for the amount of monitoring now anticipated. Since the total accrual of approximately $661,000 was made, approximately $563,000 in costs have been incurred through September 30, 2018, leaving a remaining accrual of approximately $98,000.

Restoration Accrual. As part of the resolution of a regulatory matter pertaining to the Company’s prior agricultural activities on certain of the Company’s land located in Daytona Beach, Florida, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible wetlands restoration costs for approximately 148.4 acres within such land, and such estimated costs were included on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. The final proposal for restoration work was received during the second quarter of 2016 which totaled approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was recorded during the second quarter of 2016. The Company has funded approximately $1.6 million of the total $2.0 million of estimated costs through the period ended September 30, 2018, leaving a remaining accrual of approximately $453,000. This matter is more fully described in Note 19 “Commitments and Contingencies.”

NOTE 16. DEFERRED REVENUE

Deferred revenue consisted of the following:

	As of
	September 30, 2018	December 31, 2017
Deferred Oil Exploration Lease Revenue	$789,004	$585,675
Deferred Revenue on Land Sales	831,320	—
Prepaid Rent	503,584	1,126,408
Tenant Contributions	4,166,052	—
Other Deferred Revenue	664,151	318,376
Total Deferred Revenue	$6,954,111	$2,030,459

Deferred Oil Exploration Lease Revenue. Pursuant to the amendment for the Year 8 renewal of the oil exploration lease, the annual lease payment is approximately $807,000, which is being recognized ratably over the twelve-month lease period ending in September 2019. As of September 30, 2018, $400,000 of the total approximately $807,000 lease payment has been received with the remainder due in four equal monthly installments. The oil exploration lease is more fully described in Note 5 “Land and Subsurface Interests.”

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

Tenant Contributions. In connection with the acquisition of the property in Aspen, Colorado, the master tenant contributed $1.5 million of the $28.0 million purchase price at closing on February 21, 2018. Additionally, the master tenant funded, from its leasing reserve escrow, approximately $935,000 of the Company’s acquisition-related costs. Approximately $71,000 was recognized into income property rental revenue through September 30, 2018, leaving an aggregate balance of approximately $2.4 million, related to the Company’s total acquisition cost of approximately $29.0 million, to be recognized over the remaining term of the lease.

In connection with the construction of the beachfront restaurant leased to Cocina 214 Restaurant & Bar in Daytona Beach, Florida, the tenant contributed approximately $1.9 million of the building and tenant improvements owned by the Company through direct payments to various third-party construction vendors. Approximately $86,000 was recognized into income property rental revenue through September 30, 2018, leaving a balance of approximately $1.8 million to be recognized over the remaining term of the lease.

NOTE 17. STOCK-BASED COMPENSATION

SUMMARY OF STOCK-BASED COMPENSATION

A summary of share activity for all equity classified stock compensation during the nine months ended September 30, 2018, is presented below:

	Shares		Vested /			Shares
	Outstanding	Granted	Exercised	Expired	Forfeited	Outstanding
Type of Award	at 1/1/2018	Shares	Shares	Shares	Shares	at 9/30/2018
Equity Classified - Performance Share Awards - Peer Group Market Condition Vesting	12,635	15,445	—	—	—	28,080
Equity Classified - Market Condition Restricted Shares - Stock Price Vesting	29,750	—	(7,750)	—	—	22,000
Equity Classified - Three Year Vest Restricted Shares	37,390	17,712	(18,883)	—	(1,267)	34,952
Equity Classified - Non-Qualified Stock Option Awards	90,000	—	(10,000)	—	—	80,000
Total Shares	169,775	33,157	(36,633)	—	(1,267)	165,032

Amounts recognized in the consolidated financial statements related to stock compensation are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Total Cost of Share-Based Plans Charged Against Income Before Tax Effect	$386,109	$398,925	$1,283,434	$1,142,090

Income Tax Expense Recognized in Income	$(97,859)	$(150,283)	$(325,286)	$(286,676)

EQUITY-CLASSIFIED STOCK COMPENSATION

Performance Share Awards – Peer Group Market Condition Vesting

On February 3, 2017, the Company awarded to certain employees 12,635 Performance Shares under the Amended and Restated 2010 Equity Incentive Plan (the “2010 Plan”). The Performance Shares awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of Performance Shares awarded. The number of shares of common stock so vesting will be determined based on the Company’s total shareholder return as compared to the total shareholder return of a certain peer group during a three-year performance period commencing on January 1, 2017, and ending on December 31, 2019.

On January 24, 2018, the Company awarded to certain employees 15,445 Performance Shares under the 2010 Plan. The Performance Shares awards entitle the recipient to receive, upon the vesting thereof, shares of common stock of the Company equal to between 0% and 150% of the number of Performance Shares awarded. The number of shares of common stock so vesting will be determined based on the Company’s total shareholder return as compared to the total shareholder return of a certain peer group during a three-year performance period commencing on January 1, 2018, and ending on December 31, 2020.

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

A summary of activity during the nine months ended September 30, 2018, is presented below:

		Wtd. Avg.
Performance Shares with Market Conditions	Shares	Fair Value
Outstanding at January 1, 2018	12,635	$55.66
Granted	15,445	74.99
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2018	28,080	$66.29

As of September 30, 2018, there was approximately $1.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to Performance Share awards, which will be recognized over a remaining weighted average period of 2.0 years.

Market Condition Restricted Shares – Stock Price Vesting

“Inducement” grants of 96,000 and 17,000 shares of restricted Company common stock were awarded to John P. Albright and Mark E. Patten in 2011 and 2012, respectively. Mr. Albright’s restricted shares were granted outside of the 2010 Plan while Mr. Patten’s restricted shares were awarded under the 2010 Plan. The Company filed a registration statement with the Securities and Exchange Commission on Form S-8 to register the resale of Mr. Albright’s restricted stock under this award. The restricted shares were to vest in six increments based upon the price per share of the Company’s common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause) meeting or exceeding the target trailing sixty-day average closing prices ranging from $36 per share for the first increment to $65 per share for the final increment. If any increment of the restricted shares were to fail to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares would have been forfeited. The first four increments of Mr. Albright’s awards vested, while the remaining 32,000 unvested “inducement” grant restricted shares, for the $60 and $65 price increments, awarded to Mr. Albright in 2011, expired without vesting on August 1, 2017. As of September 30, 2018, all six increments of Mr. Patten’s grants had vested.

Additional grants of 2,500 and 3,000 shares of restricted Company common stock were awarded to Daniel E. Smith and Steven R. Greathouse under the 2010 Plan, during the fourth quarter of 2014 and the first quarter of 2015, respectively. The restricted shares were to vest in two increments based upon the price per share of Company common stock during the term of their employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing sixty-day average closing prices of $60 per share and $65 per share for the two increments. If any increment of the restricted shares were to fail to satisfy the applicable stock price condition prior to six years from the grant date, that increment of the restricted shares would have been forfeited. As of September 30, 2018, both increments of Mr. Smith’s and Mr. Greathouse’s awards had vested.

A grant of 94,000 shares of restricted Company common stock was awarded to Mr. Albright under the 2010 Plan during the second quarter of 2015 under a new five-year employment agreement. On February 26, 2016, 72,000 of these shares were surrendered due to an over-grant by the Company, of which (i) 4,000 were re-granted on February 26, 2016 with terms identical to those of the surrendered restricted stock, and (ii) 68,000 were permanently surrendered. The 26,000 shares of restricted Company common stock outstanding from these grants were to vest in four increments based upon the price per share of Company common stock during the term of his employment (or within sixty days after termination of employment by the Company without cause), meeting or exceeding the target trailing thirty-day average closing prices ranging from $60 and $65 per share for the first two increments of 2,000 shares each, $70 per share for the third increment of 18,000 shares, and $75 per share for the fourth increment of 4,000 shares. If any increment of the restricted shares fails to satisfy the applicable stock price condition prior to January 28, 2021, that increment of the restricted shares will be forfeited. As of September 30, 2018, the first two increments of this award had vested.

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

A summary of the activity for these awards during the nine months ended September 30, 2018, is presented below:

		Wtd. Avg.
Market Condition Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2018	29,750	$39.07
Granted	—	—
Vested	(7,750)	31.58
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2018	22,000	$41.71

As of September 30, 2018, there is no unrecognized compensation cost related to market condition restricted stock.

Three Year Vest Restricted Shares

On January 22, 2014, the Company granted to certain employees 14,500 shares of restricted Company common stock under the 2010 Plan. One-third of the restricted shares vested on each of the first, second, and third anniversaries of the grant date, provided the grantee was an employee of the Company on those dates.

On January 28, 2015, the Company granted to certain employees, which did not include Mr. Albright, 11,700 shares of restricted Company common stock under the 2010 Plan. Additionally, on February 9, 2015, the Company granted 8,000 shares of restricted Company common stock to Mr. Albright under the 2010 Plan. One-third of both awards of restricted shares vested on each of the first, second, and third anniversaries of January 28, 2015, provided the grantee was an employee of the Company on those dates.

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

On January 25, 2017, the Company granted to certain employees 17,451 shares of restricted Company common stock under the 2010 Plan. One-third of the restricted shares will vest on each of the first, second, and third anniversaries of January 28, 2017, provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control.

On January 24, 2018, the Company granted to certain employees 17,712 shares of restricted Company common stock under the 2010 Plan. One-third of the restricted shares will vest on each of the first, second, and third anniversaries of January 28, 2018, provided the grantee is an employee of the Company on those dates. In addition, any unvested portion of the restricted shares will vest upon a change in control.

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

A summary of activity during the nine months ended September 30, 2018, is presented below:

		Wtd. Avg.
		Fair Value
Three Year Vest Non-Vested Restricted Shares	Shares	Per Share
Outstanding at January 1, 2018	37,390	$51.39
Granted	17,712	65.33
Vested	(18,883)	51.57
Expired	—	—
Forfeited	(1,267)	59.39
Outstanding at September 30, 2018	34,952	$57.92

As of September 30, 2018, there was approximately $1.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to the three-year vest non-vested restricted shares, which will be recognized over a remaining weighted average period of 1.9 years.

Non-Qualified Stock Option Awards

Pursuant to the Non-Qualified Stock Option Award Agreements between the Company and Messrs. Albright, Patten, and Smith, each of these Company employees was granted an option to purchase 50,000, 10,000, and 10,000 shares of Company common stock, in 2011, 2012, and 2014, respectively, under the 2010 Plan, with an exercise price per share equal to the fair market value on their respective grant dates. One-third of the options vested on each of the first, second, and third anniversaries of their respective grant dates, provided the recipient was an employee of the Company on those dates. In addition, any unvested portion of the options will vest upon a change in control. The options expire on the earliest of: (a) the tenth anniversary of the grant date; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability. Mr. Patten exercised his option to purchase 10,000 shares of Company common stock during the three months ended September 30, 2018.

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

On May 20, 2015, the Company granted to Mr. Albright an option to purchase 40,000 shares of the Company’s common stock under the 2010 Plan, with an exercise price of $55.62. On February 26, 2016, this option was surrendered and an option to purchase 40,000 shares was granted on February 26, 2016, with identical terms. One-third of the option vested immediately, and the remaining two-thirds vested on January 28, 2017, and January 28, 2018. The option expires on the earliest of: (a) January 28, 2025; (b) twelve months after the employee’s death or termination for disability; or (c) thirty days after the termination of employment for any reason other than death or disability.

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

A summary of the activity for the awards during the nine months ended September 30, 2018, is presented below:

			Wtd. Avg.
			Remaining
			Contractual	Aggregate
		Wtd. Avg.	Term	Intrinsic
Non-Qualified Stock Option Awards	Shares	Ex. Price	(Years)	Value
Outstanding at January 1, 2018	90,000	$52.71
Granted	—	—
Exercised	(10,000)	29.34
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2018	80,000	$55.63	6.75	$532,200
Exercisable at January 1, 2018	73,000	$51.94	6.88	$843,968
Exercisable at September 30, 2018	80,000	$55.63	6.75	$532,200

A summary of the non-vested options for these awards during the nine months ended September 30, 2018, is presented below:

Fair Value
of Shares
Non-Qualified Stock Option Awards	Shares	Vested
Non-Vested at January 1, 2018	17,000
Granted	—
Vested	(17,000)	$952,068
Expired	—
Forfeited	—
Non-Vested at September 30, 2018	—

No options were granted during the nine months ended September 30, 2018. The intrinsic value of options exercised during the nine months ended September 30, 2018 was approximately $349,000. As of September 30, 2018, there is no unrecognized compensation cost related to non-qualified, non-vested stock option awards.

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

There was no remaining liability as of December 31, 2017, because there were no options outstanding and exercisable as of December 31, 2017.

NOTE 18. INCOME TAXES

The Company’s effective income tax rate was 25.1% and 38.7% for the nine months ended September 30, 2018 and 2017, respectively, with the reduction being primarily attributable to the reduction in the Federal corporate tax rate from 35% to 21% resulting from the 2018 Tax Cuts and Jobs Act. The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. There were no discrete events during the nine months ended September 30, 2018 or 2017.

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

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving this property. The proposed road modifications would impact access to the property. The Company does not believe the road modifications provided a basis for Harris Teeter to terminate the Lease. Regardless, in January 2013, the North Carolina Department of Transportation (“NCDOT”) proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte proposed to build and maintain a new access road/point into the property. Construction has begun and is not expected to be completed until 2019. Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease if this project is built as currently redesigned. Because the redesigned project will not be completed until 2019, the condemnation case has been placed in administrative closure. As a result, the trial and mediation will not likely be scheduled until requested by the parties, most likely in 2019 or 2020.

Contractual Commitments – Expenditures

In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23-acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The total cost for the improvements was approximately $1.26 million and the Company has committed to reimburse RaceTrac in an amount equal to $976,500. In 2013, the Company deposited $283,500 of cash in escrow related to the improvements, which was previously classified as restricted cash in the consolidated balance sheets. In the second quarter of 2018, the Company received confirmation that the required improvements were completed by RaceTrac. Accordingly, $283,500 was paid to RaceTrac leaving no remaining escrow balance as of September 30, 2018. During the three months ended September 30, 2018, the remaining commitment of approximately $693,000 was paid to RaceTrac from the proceeds of the sale of the remaining Williamson Crossing land. There is no remaining commitment as of September 30, 2018.

In conjunction with the Company’s sale of approximately 18.1 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December of 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of September 30, 2018, was approximately $125,000, including accrued interest. Accordingly, the Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s land parcel is approximately $125,000, to be paid from escrow upon completion.

During August of 2018, the Company executed a contract with a third party to complete tenant improvements at The Grove at Winter Park property in Winter Park, Florida, for a total of approximately $430,000. The Company has incurred approximately $102,000 of these costs as of September 30, 2018, leaving a remaining commitment of approximately $328,000.

During September of 2018, the Company executed a contract with a third party to complete parking lot paving and improvements at the Company’s property in Raleigh, North Carolina, leased to Wells Fargo for a total of approximately $329,000. The Company has incurred approximately $89,000 of these costs as of September 30, 2018, leaving a remaining commitment of approximately $240,000.

In connection with the Golf Course Land Purchase, each year the Company is obligated to pay the Per-Round Surcharge with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate of Per-Round Surcharges of $700,000. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompany consolidated balance sheets during the year ended December 31, 2017. The first annual payment of $70,000 was made in January of 2018, leaving a remaining commitment of $630,000 as of September 30, 2018.

Contractual Commitments – Land Pipeline

As of October 26, 2018, the Company’s pipeline of potential land sales transactions included the following sixteen potential transactions with fourteen different buyers, representing nearly 3,500 acres or approximately 64% of our land holdings:

		No. of Acres	Amount	Price	Estimated
	Transaction (Buyer)	(Rounded)	($000's)	per Acre	Timing
1	Commercial/Retail - O'Connor - East of I-95 (1)	203	$45,252	$223,000	'19
2	Residential (AR) - Minto Communities - West of I-95	1,614	26,500	16,000	Q4 '18
3	Residential (SF) - ICI Homes - West of I-95	1,016	21,000	21,000	'19
4	Mixed-Use Retail - North American - East of I-95 (2)	35	14,362	409,000	Q4 '18
5	Commercial/Residential - Unicorp - East of I-95	101	9,500	94,000	'19 - '20
6	Commercial/Medical Office - East of I-95	32	8,089	253,000	'19 - '20
7	Residential (MF) - East of I-95 (3)	45	5,200	116,000	Q4 '18 & '20
8	Residential (MF) - East of I-95	20	4,250	213,000	Q4 '18
9	Residential (MF) - East of I-95	20	4,000	200,000	'19 - '20
10	Commercial/Retail - Unicorp - East of I-95	14	3,800	271,000	'19 - '20
11	Commercial/Distribution - VanTrust - East of I-95	26	3,215	124,000	'18 - '19
12	Residential (SF) - West of I-95 (4)	200	3,175	16,000	Q4 '18 & '20
13	Commercial/Retail - East of I-95	9	2,900	322,000	Q4 '18 - '19
14	Residential (SF) - ICI Homes - West of I-95	146	1,400	10,000	'19
15	Commercial/Medical Office - East of I-95	4	935	234,000	Q4 '18
16	Residential (SF) - East of I-95	18	570	32,000	'19 - '20
	Total (Average)	3,503	$154,148	$44,000

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

As noted above, these agreements contemplate closing dates ranging from the fourth quarter 2018 through fiscal year 2020, and although some of the transactions may close in 2018, some of the buyers are not contractually obligated to close until after 2018. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City, and other permitting activities with other applicable governmental authorities including wetlands permits from the St. John’s River Water Management District and the U.S. Army Corps of Engineers and conducting traffic analyses and potential road impact requirements with the Florida Department of Transportation and negotiating other matters with Volusia County. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained or costs to meet governmental requirements or obligations are too high, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

Other Matters

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of September 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. The Company has funded approximately $1.6 million of the total $2.0 million of estimated costs through September 30, 2018. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $453,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $708,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded leaving an escrow balance of approximately $234,000 as of September 30, 2018. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of September 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended September 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract. No amounts related to such potential future costs have been accrued as of September 30, 2018.

During the period from the fourth quarter of 2015 through the first quarter of 2016, the Company received communications from Wintergreen Advisers, LLC (“Wintergreen”), some of which have been filed publicly. In investigating Wintergreen’s allegations contained in certain of these communications, in pursuing the strategic alternatives process suggested by Wintergreen, and in engaging in a proxy contest in 2017, the Company incurred costs of approximately $3.0 million through December 31, 2017. Approximately $1.6 million of the approximately $3.0 million was incurred during the year ended December 31, 2017, of which approximately $1.2 million is specifically for legal representation and third-party costs related to the proxy contest. In addition to the costs incurred through December 31, 2017, during the nine months ended September 30, 2018, the Company incurred approximately $939,000, which includes legal representation and third-party costs arising from shareholder-related matters, including the proxy contest in 2018. None of Wintergreen’s allegations, which included allegations regarding inadequate disclosure and other wrong-doing by the Company and its directors and officers, were found to have any basis or merit.

NOTE 20. BUSINESS SEGMENT DATA

The Company operates in four primary business segments: income properties, commercial loan investments, real estate operations, and golf operations. Our income property operations consist primarily of income-producing properties, and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 87.6% and 83.4% of our identifiable assets as of September 30, 2018 and December 31, 2017, respectively, and 49.6% and 30.5% of our consolidated revenues for the nine months ended September 30, 2018 and 2017, respectively. Our real estate operations primarily consist of revenues generated from land transactions and leasing, royalty income, and revenue from the release of surface entry rights from our Subsurface Interests. Our golf operations consist of a single property located in Daytona Beach, Florida, with two 18-hole championship golf courses, a practice facility, and clubhouse facilities, including a restaurant and bar operation, fitness facility, and pro-shop with retail merchandise. The majority of the revenues generated by our golf operations are derived from members and public customers playing golf, club memberships, and food and beverage operations.

The Company reports performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skills.

Information about the Company’s operations in the different segments for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues:
Income Properties	$9,360,155	$7,928,258	$28,347,181	$22,566,505
Commercial Loan Investments	41,262	637,801	615,728	1,727,449
Real Estate Operations	8,012,509	2,926,406	24,476,153	45,658,221
Golf Operations	1,014,771	797,420	3,652,045	3,655,877
Agriculture and Other Income	—	90,717	22,374	323,617
Total Revenues	$18,428,697	$12,380,602	$57,113,481	$73,931,669
Operating Income:
Income Properties	$7,586,315	$6,212,742	$22,669,423	$17,809,761
Commercial Loan Investments	41,262	637,801	615,728	1,727,449
Real Estate Operations	2,440,190	2,467,237	16,497,902	30,249,674
Golf Operations	(373,511)	(475,227)	(643,115)	(517,367)
Agriculture and Other Income	(5,172)	71,843	6,858	233,770
General and Corporate Expense	(6,904,610)	(5,156,681)	(19,912,656)	(17,082,280)
Other Gains and Income	—	(266)	22,035,666	2,226,260
Total Operating Income	$2,784,474	$3,757,449	$41,269,806	$34,647,267
Depreciation and Amortization:
Income Properties	$3,748,389	$3,053,295	$11,282,566	$8,848,101
Golf Operations	100,732	97,959	303,681	258,649
Agriculture and Other	8,119	9,915	26,310	32,684
Total Depreciation and Amortization	$3,857,240	$3,161,169	$11,612,557	$9,139,434
Capital Expenditures:
Income Properties	$403,967	$2,829,567	$29,288,555	$47,515,911
Real Estate Operations	262,436	—	3,768,230	—
Golf Operations	86,731	237,560	111,611	2,112,060
Agriculture and Other	—	10,558	11,338	61,586
Total Capital Expenditures	$753,134	$3,077,685	$33,179,734	$49,689,557

	As of
	September 30, 2018	December 31, 2017
Identifiable Assets:
Income Properties	$417,219,521	$388,602,721
Commercial Loan Investments	—	11,963,777
Real Estate Operations	37,162,140	43,296,528
Golf Operations	4,266,178	6,262,634
Agriculture and Other	17,511,931	16,004,718
Total Assets	$476,159,770	$466,130,378

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

NOTE 21. SUBSEQUENT EVENTS

On October 3, 2018, the Company completed the sale of approximately 13 acres for a total sales price of approximately $2.1 million, or approximately $166,000 per acre. The gain from the sale was approximately $1.9 million, or $0.26 per share, after tax. The proceeds from this sale were utilized in the acquisition of the Ground Leases (hereinafter defined) on October 10, 2018, through a reverse 1031 like-kind exchange structure.

On October 4, 2018, the Company acquired an approximately 210,000 square foot, Class A single-tenant office property in Albuquerque, New Mexico (the “Albuquerque Property”), for a purchase price of approximately $44.0 million, or approximately $209 per square foot. The Albuquerque Property is 100% leased to an affiliate of Fidelity Investments. The transaction is expected to be part of a 1031 like-kind exchange.

On October 10, 2018, the Company acquired the fee simple interest in eight parcels that have each been ground leased to third party lessees (the “Ground Leased Parcels”) which are adjacent or proximate to the St. Johns Town Center Mall in Jacksonville, Florida, for an aggregate purchase price of approximately $32.3 million. The Ground Leased Parcels are situated on approximately 10.5 acres in aggregate and are each improved with a single-tenant net-lease retail property, totaling approximately 44,000 square feet, with eight different tenants including a Chase Bank, a WaWa, five national restaurant brands including a Cheddar’s and a Chuy’s, and a car wash.

As a result of the acquisition of the Albuquerque Property and the Ground Leased Parcels (collectively the “October 2018 Acquisitions”), as of October 26, 2018, the Company owned thirty-eight single-tenant and seven multi-tenant income-producing properties with over 2.3 million square feet of gross leasable space.

In connection with the October 2018 Acquisitions, the Company utilized approximately $70.0 million from the Credit Facility to fund the acquisitions. As a result of the $70.0 million draw, as of October 26, 2018, the Credit Facility had an outstanding balance of approximately $120.7 million and available borrowing capacity of approximately $29.0 million, based on the level of borrowing base assets and current commitment level of $150.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K, for year ended December 31, 2017 and the additional factor discussed in Part II, “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2018. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q or any document incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, or the aforementioned risk factors. The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Consolidated-Tomoka Land Co. together with our consolidated subsidiaries.

OVERVIEW

We are a diversified real estate operating company. As of September 30, 2018, we owned and managed thirty-six commercial real estate properties in thirteen states in the United States. As of September 30, 2018, we owned twenty-nine single-tenant and seven multi-tenant income-producing properties with approximately 2.1 million square feet of gross leasable space. For a description of properties acquired subsequent to September 30, 2018, see Part I, Note 21, “Subsequent Events.” As of September 30, 2018, we have no commercial loan investments. We also own and manage a portfolio of undeveloped land totaling approximately 5,500 acres in Daytona Beach, Florida. We have golf operations which consist of the LPGA International Golf Club, also located in Daytona Beach, which is managed by a third party. We also lease some of our land for eighteen billboards, have agricultural operations that are managed by a third party, which consist of leasing land for hay production and timber harvesting, and own and manage Subsurface Interests (hereinafter defined). The results of our agricultural and subsurface leasing operations are included in Agriculture and Other Income and Real Estate Operations, respectively, in our consolidated statements of operations.

Income Property Operations. We have pursued a strategy of investing in income-producing properties, when possible by utilizing the proceeds from real estate transactions qualifying for income tax deferral through like-kind exchange treatment for tax purposes.

Our strategy for investing in income-producing properties is focused on long-term real estate fundamentals and target major markets and markets experiencing significant economic growth. We currently are marketing or anticipate marketing the majority of our multi-tenant income properties as part of refining the focus of our strategy on investing in single-tenant net lease income properties. We employ a methodology for evaluating targeted investments in income-producing properties which includes an evaluation of: (i) the attributes of the real estate (e.g. location, market demographics, comparable properties in the market, etc.); (ii) the existing tenant (e.g. credit-worthiness, property level sales, rent levels compared to the market, etc.); (iii) other market conditions (e.g. tenant industry, job and population growth in the market, local economy, etc.); and (iv) considerations relating to the Company’s business and strategy (e.g. strategic fit of the asset type, property management needs, alignment with the Company’s 1031 like-kind exchange structure, etc.).

During the nine months ended September 30, 2018, the Company acquired one single-tenant income property for a purchase price of $28.0 million, or an acquisition cost of approximately $29.0 million including capitalized acquisition costs. For a description of properties acquired subsequent to September 30, 2018, see Part I, Note 21, “Subsequent Events.”

Our current portfolio of twenty-nine single-tenant income properties generates approximately $21.5 million of revenues from base lease payments on an annualized basis and had an average remaining lease term of 9.1 years as of September 30, 2018. Our current portfolio of seven multi-tenant properties generates approximately $9.2 million of revenue from base lease payments on an annualized basis and has a weighted average remaining lease term of 4.5 years as of September 30, 2018.

As more fully described in Part I, Note 21, “Subsequent Events,” the Company acquired nine additional single-tenant income-producing properties for an aggregate purchase price of approximately $76.3 million (the “October Acquisitions”) bringing the total portfolio of single-tenant income properties to thirty-eight as of October 26, 2018. The Company expects the October Acquisitions to generate approximately $5.8 million of additional revenues from base lease payments on an annualized basis. We expect to continue to focus on acquiring additional income-producing properties during fiscal year 2018, and in the near term thereafter, maintaining our use of the aforementioned tax deferral structure whenever possible.

As part of our overall strategy for investing in income-producing investments, we self-developed five multi-tenant office properties, all of which are located in Daytona Beach, Florida, four of which we still owned as of December 31, 2017. The first self-developed property, located at the northeast corner of LPGA and Williamson Boulevards, is an approximately 22,000 square foot, two-story, building, known as the Concierge Office Building. The second two properties, known as the Mason Commerce Center, consist of two buildings totaling approximately 31,000 square-feet (15,360 each). The final two properties, known as the Williamson Business Park, are adjacent to the Mason Commerce Center. One of the two 15,360 square-foot Williamson Business Park buildings was sold in April 2016. The remaining four self-developed multi-tenant office properties were sold in March 2018 at a sales price of approximately $11.4 million (the “Self-Developed Properties Sale”). The gain on the sale totaled approximately $3.7 million, or approximately $0.49 per share, after tax. As part of the transaction, the Company entered into a lease of its approximately 7,600 square-foot current office space in Williamson Business Park for approximately 5 years at a market rental rate.

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

Real Estate Operations.  As of September 30, 2018, the Company owned approximately 5,500 acres of undeveloped land in Daytona Beach, Florida, along six miles of the west and east sides of Interstate 95. Currently, the majority of this land is used for agricultural purposes. As of October 26, 2018, approximately 64% of this acreage, or nearly 3,500 acres, is under contract to be sold. Approximately 1,000 acres of our land holdings are located on the east side of Interstate 95 and are generally well suited for commercial development. Approximately 4,500 acres of our land holdings are located on the west side of Interstate 95 and the majority of this land is generally well suited for residential development. Included in the western land is approximately 1,000 acres, primarily an 850-acre parcel and three smaller parcels, which are located further west of Interstate 95 and a few miles north of Interstate 4 that are generally well suited for industrial purposes.

Real estate operations revenue consisted of the following for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue Description	($000's)	($000's)	($000's)	($000's)
Land Sales Revenue	$6,971	$—	$21,821	$39,564
Revenue from Reimbursement of Infrastructure Costs	—	—	—	1,276
Impact Fee and Mitigation Credit Sales	665	548	1,251	1,987
Subsurface Revenue	377	2,374	1,403	2,827
Fill Dirt and Other Revenue	—	4	1	4
Total Real Estate Operations Revenue	$8,013	$2,926	$24,476	$45,658

2018 Land Sales. During the nine months ended September 30, 2018, the Company completed land transactions representing approximately 2,583 acres of land including: (i) the sale of a 70% interest in the Mitigation Bank (hereinafter defined) that holds approximately 2,492 acres of land for proceeds of $15.3 million and (ii) six land sales totaling approximately 91 acres for aggregate proceeds of approximately $22.6 million, as described below:

					Gross Sales		Gain
			Date of	No. of	Price	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Buc-ee's	East of I-95	03/16/18	34.9	$13,948	$400,000	$11,926	(1)
		Subtotal - Q1 2018		34.9	13,948	400,000	11,926

2	Residential	West of I-95	06/12/18	19.0	265	14,000	226
3	Commercial / Retail	East of I-95	06/25/18	5.7	625	110,000	224
4	Commercial / Retail	East of I-95	06/28/18	7.7	819	106,000	628
		Subtotal - Q2 2018		32.4	1,709	53,000	1,078

5	Commercial / Retail	East of I-95	07/16/18	3.5	285	81,000	262
6	Unicorp-Williamson Crossing	East of I-95	08/30/18	20.6	6,685	325,000	1,502
		Subtotal - Q3 2018		24.1	6,970	289,000	1,764

		YTD Q3 2018		91.4	$22,627	$248,000	$14,768

(1)The gain recognized during the nine months ended September 30, 2018 on the Buc-ee’s sale totaling approximately $11.9 million excludes approximately $831,000 held in an escrow reserve related to the portion of the acreage sold for which the Company remains obligated to perform wetlands mitigation. The Company expects to recognize the remaining gain of approximately $831,000 upon completion of the mitigation work. See Part I, Note 16, “Deferred Revenue”.

Mitigation Bank. The mitigation bank transaction consists of the sale of a 70% interest in the entity that holds approximately 2,492 acres of land that has been permitted for the creation of a wetland mitigation bank (the “Venture” or the “Mitigation Bank”). The purchaser of the 70% interest in the Mitigation Bank is comprised of certain funds and accounts managed by an investment advisor subsidiary of BlackRock, Inc. (“BlackRock”). The Company retained an approximately 30% non-controlling interest in the Mitigation Bank. A third-party was retained by the Venture as the day-to-day manager of the Mitigation Bank property, responsible for the maintenance, generation, tracking, and other aspects of wetland mitigation credits.

The Mitigation Bank intends to engage in the creation and sale of both federal and state wetland mitigation credits. These credits will be created pursuant to the applicable permits that have been or will be issued to the Venture from the federal and state regulatory agencies that exercise jurisdiction over the awarding of such credits, but no assurances can be given as to the issuance, marketability or value of the credits. The Venture received the permit from the state regulatory agency on June 8, 2018 (the “State Permit”). The state regulatory agency may award up to 355 state credits under the State Permit. On August 6, 2018, the state regulatory agency awarded the initial 88.84 credits under the State Permit. Receipt of the remaining federal permit is anticipated to occur prior to the end of the year.

The gain on the sale of the 70% interest in the Mitigation Bank totaled approximately $18.4 million and is comprised of the gain on the sale of 70% interest for proceeds of $15.3 million as well as the gain on the retained 30% interest pursuant to FASB ASC Topic 610-20, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets. The gain is included in the Gain on Disposition of Assets in the Company’s consolidated statements of operations. As of September 30, 2018, the approximately $6.7 million Investment in Joint Venture included on the Company’s consolidated balance sheets is comprised of the fair market value of the 30% retained interest in the Venture.

The operating agreement of the Venture (the “Operating Agreement”) executed in conjunction with the mitigation bank transaction stipulates that the Company shall arrange for sales of the Venture’s mitigation credits to unrelated third parties totaling no less than $6 million of revenue to the Mitigation Bank, net of commissions, by the end of 2020, utilizing a maximum of 60 mitigation credits (the “Minimum Sales Requirement”). The Operating Agreement stipulates that if the Minimum Sales Requirement is not achieved, then BlackRock has the right, but is not required, to have the Company purchase the number of mitigation credits necessary to reach the Minimum Sales Requirement (the “Minimum Sales Guarantee”). The Company estimates the fair value of the Minimum Sales Guarantee to be approximately $100,000 which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of September 30, 2018.

Additionally, the Operating Agreement provides BlackRock the right to cause the Company to purchase a maximum of 8.536 mitigation credits per quarter (the “Commitment Amount”) from the Mitigation Bank at a price equal to 60% of the then fair market value for mitigation credits (the “Put Right”). The Put Right is applicable even if the Mitigation Bank has not yet been awarded a sufficient number of mitigation credits by the applicable federal and state regulatory agencies. Further, in any quarter that BlackRock does not exercise its Put Right, the unexercised Commitment Amount for the applicable quarter may be rolled over to future calendar quarters. However, the Operating Agreement also stipulates that any amount of third-party sales of mitigation credits will reduce the Put Rights outstanding on a one-for-one basis, if the sales price of the third-party sales equals or exceeds the prices stipulated by the Put Right. Further, any sales of mitigation credits to third parties at the requisite minimum prices in a quarter that exceeds the quarterly amount of the Put Right, will reduce the Put Rights in future calendar quarters on a one-for-one basis. The maximum potential of future payments for the Company pursuant to the Put Right is approximately $27 million. The Company estimates the fair value of the Put Right to be approximately $200,000, which was recorded as a reduction in the gain on the transaction and is included in Accrued and Other Liabilities in the Company’s consolidated balance sheet as of September 30, 2018.

2017 Land Sales. No land sales were completed during the three months ended September 30, 2017. During the nine months ended September 30, 2017, a total of approximately 1,669 acres were sold for approximately $40.5 million as described below:

					Gross Sales		Gain
			Date of	No. of	Price	Price	on Sale
	Buyer (or Description)	Location	Sale	Acres	($000's)	per Acre	($000's)
1	Minto Communities, LLC	West of I-95	02/10/17	1,581.0	$27,151	$17,000	$20,041
2	Commercial	East of I-95	03/22/17	6.4	1,556	245,000	11
		Subtotal - Q1 2017		1,587.4	28,707	18,000	20,052

3	Commercial	East of I-95	04/05/17	27.5	3,218	117,000	2,955
4	Commercial	East of I-95	04/13/17	4.5	1,235	274,000	13
5	Commercial	West of I-95	04/25/17	30.0	2,938	98,000	627
6	Third NADG Land Sale	East of I-95	06/27/17	19.4	4,422	228,000	3,263	(1)
		Subtotal - Q2 2017		81.4	11,813	145,000	6,858

		YTD Q3 2017		1,668.8	$40,520	$24,000	$26,910

(1)The gain of approximately $3.3 million on the Third NADG Land Sale includes an infrastructure reimbursement payment of approximately $955,000 received in conjunction with the closing on June 27, 2017.

Land Pipeline. As of October 26, 2018, the Company’s pipeline of potential land sales transactions included the following sixteen potential transactions with fourteen different buyers, representing nearly 3,500 acres or approximately 64% of our land holdings:

		No. of Acres	Amount	Price	Estimated
	Transaction (Buyer)	(Rounded)	($000's)	per Acre	Timing
1	Commercial/Retail - O'Connor - East of I-95 (1)	203	$45,252	$223,000	'19
2	Residential (AR) - Minto Communities - West of I-95	1,614	26,500	16,000	Q4 '18
3	Residential (SF) - ICI Homes - West of I-95	1,016	21,000	21,000	'19
4	Mixed-Use Retail - North American - East of I-95 (2)	35	14,362	409,000	Q4 '18
5	Commercial/Residential - Unicorp - East of I-95	101	9,500	94,000	'19 - '20
6	Commercial/Medical Office - East of I-95	32	8,089	253,000	'19 - '20
7	Residential (MF) - East of I-95 (3)	45	5,200	116,000	Q4 '18 & '20
8	Residential (MF) - East of I-95	20	4,250	213,000	Q4 '18
9	Residential (MF) - East of I-95	20	4,000	200,000	'19 - '20
10	Commercial/Retail - Unicorp - East of I-95	14	3,800	271,000	'19 - '20
11	Commercial/Distribution - VanTrust - East of I-95	26	3,215	124,000	'18 - '19
12	Residential (SF) - West of I-95 (4)	200	3,175	16,000	Q4 '18 & '20
13	Commercial/Retail - East of I-95	9	2,900	322,000	Q4 '18 - '19
14	Residential (SF) - ICI Homes - West of I-95	146	1,400	10,000	'19
15	Commercial/Medical Office - East of I-95	4	935	234,000	Q4 '18
16	Residential (SF) - East of I-95	18	570	32,000	'19 - '20
	Total (Average)	3,503	$154,148	$44,000

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

As noted above, these agreements contemplate closing dates ranging from the fourth quarter 2018 through fiscal year 2020, and although some of the transactions may close in 2018, some of the buyers are not contractually obligated to close until after 2018. Each of the transactions are in varying stages of due diligence by the various buyers including, in some instances, having made submissions to the planning and development departments of the City, and other permitting activities with other applicable governmental authorities including wetlands permits from the St. John’s River Water Management District and the U.S. Army Corps of Engineers and conducting traffic analyses and potential road impact requirements with the Florida Department of Transportation and negotiating other matters with Volusia County. In addition to other customary closing conditions, the majority of these transactions are conditioned upon the receipt of approvals or permits from those various governmental authorities, as well as other matters that are beyond our control. If such approvals are not obtained or costs to meet governmental requirements or obligations are too high, the prospective buyers may have the ability to terminate their respective agreements prior to closing. As a result, there can be no assurances regarding the likelihood or timing of any one of these potential land transactions being completed or the final terms thereof, including the sales price.

Land Impairments. There were no impairment charges related to the Company’s undeveloped land during the nine months ended September 30, 2018 or 2017.

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

Daytona Beach Development. We may selectively acquire other real estate in the downtown and beachside areas of Daytona Beach, Florida. We may target either vacant land or land with existing structures that we would demolish and develop into additional income properties. During the first quarter of 2018, the Company acquired a 3-acre parcel of land with existing structures in downtown Daytona Beach, Florida, for a purchase price of approximately $2.0 million. As of September 30, 2018, the Company has also acquired other contiguous parcels for a total of approximately 1.1-acres for approximately $1.8 million. We intend to pursue the potential redevelopment of these parcels, which are located nearly adjacent to the location of the future headquarters of Brown & Brown, Inc. (NYSE: BRO), along with certain other adjacent land parcels, some of which we have under contract for purchase. We intend for our investments in the Daytona Beach area to target opportunistic acquisitions of select catalyst sites, which are typically distressed, with an objective of having short investment horizons. We may seek to partner with developers to develop the sites acquired during the nine months ended September 30, 2018, and any other sites we acquire, rather than self-develop the properties.

Opportunity Zones. Approximately 257 acres of the Company’s land holdings, of which 164 acres are already under contract for approximately $23 million, are located in one of Florida’s newly-established Opportunity Zones created by the 2018 Tax Cuts and Jobs Act, which provides significant tax advantages to developers and businesses who conduct business within these zones pursuant to the Act.

Other Real Estate Assets. The Company owns impact fees with a cost basis of approximately $79,000 and mitigation credits with a cost basis of approximately $460,000 for a combined total of approximately $539,000 as of September 30, 2018. During the nine months ended September 30, 2018, the Company transferred mitigation credits with a basis of approximately $124,000 to the land acquired by Buc-ee’s. During the nine months ended September 30, 2018, the Company sold mitigation credits for approximately $1.0 million, for a gain of approximately $882,000, or $0.12 per share, after tax. During the nine months ended September 30, 2017, the Company sold mitigation credits for approximately $1.5 million, for a gain of approximately $1.2 million, or $0.14 per share, after tax. During the nine months ended September 30, 2018 and 2017, the Company received cash payments of approximately $251,000 and $506,000, respectively, for impact fees with a cost basis that was generally of equal value. Additionally, during the nine months ended September 30, 2018, impact fees with a cost basis of approximately $72,000 were transferred to the beachfront restaurant leased to LandShark Bar & Grill.

As of December 31, 2017, the Company owned impact fees with a cost basis of approximately $402,000 and mitigation credits with a cost basis of approximately $723,000 for a combined total of approximately $1.1 million.

Subsurface Interests. As of September 30, 2018, the Company owns full or fractional subsurface oil, gas, and mineral interests underlying approximately 455,000 “surface” acres of land owned by others in 20 counties in Florida (the “Subsurface Interests”). The Company leases certain of the Subsurface Interests to mineral exploration firms for exploration. Our subsurface operations consist of revenue from the leasing of exploration rights and in some instances, additional revenues from royalties applicable to production from the leased acreage.

There were no subsurface sales during the nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, the Company sold approximately 38,750 acres of subsurface interests in Osceola County, Florida for approximately $2.1 million (the “Osceola Subsurface Sale”). The gain from the Osceola Subsurface Sale totaled approximately $2.08 million, or $0.23 per share, after tax.

During 2011, an eight-year oil exploration lease was executed covering a portion of our Subsurface Interests. On September 20, 2017, the Company amended the oil exploration lease to, among other things, extend the expiration of the original term for five additional years to the new expiration date of September 22, 2024. The lease is effectively thirteen one-year terms as the lessee has the option to terminate the lease at the end of each lease year. The lessee has exercised renewal options through lease year eight ending September 22, 2019. The terms of the lease state the Company will receive royalty payments if production occurs, and may receive additional annual rental payments if the lease is continued in years nine through thirteen. The lease calls for annual lease payments which are recognized as revenue ratably over the respective twelve-month lease periods. Pursuant to the amendment for the Year 8 renewal the annual lease payment is to be paid in installments. In addition, non-refundable drilling penalty payments are made as required by the drilling requirements in the lease which are recognized as revenue when earned, i.e. when the amount is agreed upon.

Lease payments on the respective acreages and drilling penalties through lease year eight are as follows:

	Acreage
Lease Year	(Approximate)	Florida County	Lease Payment (1)	Drilling Penalty (1)
Lease Year 1 - 9/23/2011 - 9/22/2012	136,000	Lee and Hendry	$913,657	$—
Lease Year 2 - 9/23/2012 - 9/22/2013	136,000	Lee and Hendry	922,114	—
Lease Year 3 - 9/23/2013 - 9/22/2014	82,000	Hendry	3,293,000	1,000,000
Lease Year 4 - 9/23/2014 - 9/22/2015	42,000	Hendry	1,866,146	600,000
Lease Year 5 - 9/23/2015 - 9/22/2016	25,000	Hendry	1,218,838	175,000
Lease Year 6 - 9/23/2016 - 9/22/2017	15,000	Hendry	806,683	150,000
Lease Year 7 - 9/23/2017 - 9/22/2018	15,000	Hendry	806,683	50,000
Lease Year 8 - 9/23/2018 - 9/22/2019	15,000	Hendry	806,684	150,000
Total Payments			$10,633,805	$2,125,000

(1)Generally, cash payment for the Lease Payment and Drilling Penalty is received on or before the first day of the lease year. The Drilling Penalty, which is due within thirty days from the end of the prior lease year, is recorded as revenue when earned, i.e. when the amount is agreed upon, while the Lease Payment is recognized on a straight-line basis over the respective lease term. Pursuant to the amendment for the Year 7 renewal, the Lease Payment and Drilling Penalty were both received on October 11, 2017. Pursuant to the amendment for the Year 8 renewal, the Lease Payment and Drilling Penalty are to be received in monthly installments. As of September 30, 2018, $400,000 of the total approximately $957,000 has been received pursuant to the payment schedule. See separate disclosure of revenue recognized per period below.

Lease income generated by the annual lease payments is recognized on a straight-line basis over the guaranteed lease term. For both the three and nine months ended September 30, 2018 and 2017, respectively, lease income of approximately $203,000 and $603,000 was recognized. There can be no assurance that the oil exploration lease will be extended beyond the expiration of the current term of September 22, 2019 or, if extended, the terms or conditions of such extension.

During the nine months ended September 30, 2018 and 2017, the Company also received oil royalties from operating oil wells on 800 acres under a separate lease with a separate operator. Revenues received from oil royalties totaled approximately $11,000 and $19,000, during the three months ended September 30, 2018 and 2017, respectively. Revenues received from oil royalties totaled approximately $50,000 and $69,000, during the nine months ended September 30, 2018 and 2017, respectively.

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

During the nine months ended September 30, 2018, the Company completed a transaction releasing our surface entry rights on approximately 600 acres in exchange for approximately $185,000 in cash and fee title to approximately 40 additional acres in Hendry County, valued at approximately $320,000. Including the non-cash value received, the gain from the transaction totaled approximately $435,000, or $0.06 per share, after tax. The Company also received cash payments for the release of surface entry rights of approximately $73,000 during the nine months ended September 30, 2018. There were no releases of surface entry rights during the nine months ended September 30, 2017.

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

As a part of the Golf Course Land Purchase, the Company donated to the City three land parcels totaling approximately 14.3 acres located on the west side of Interstate 95 that are adjacent to the City’s Municipal Stadium. The Company had a cost basis of $0 in the donated land and paid approximately $100,000 to satisfy the community development district bonds associated with the acreage. Other terms of the Golf Course Land Purchase include the following:

•

The Company is obligated to pay the City additional consideration in the form of an annual surcharge of $1 per golf round played each year (the “Per-Round Surcharge”) with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate of Per-Round Surcharges of $700,000. The first annual payment was made in January 2018 leaving a remaining commitment of approximately $630,000 as of September 30, 2018;

•

Within one year following the date of the closing of the Golf Course Land Purchase, unless extended due to weather related delays outside the Company’s control, the Company is obligated to renovate the greens on the Jones Course, which renovations were completed in the third quarter of 2017; and

•

If the Company sells the LPGA International Golf Club within six years of the closing of the Golf Course Land Purchase, the Company is obligated to pay the City an amount equal to 10% of the difference between the sales price, less closing costs and any other costs required to be incurred in connection with the sale, and $4.0 million.

During the quarter ended September 30, 2018, the Company wrote down the value of the golf operation assets, which resulted in a corresponding impairment charge of approximately $1.1 million, or $0.15 per share, after tax. The write-down of the golf operation assets to approximately $3.1 million and the related $1.1 million impairment charge were the result of the Company’s assessment of certain triggering events, including activities related to a review of strategic alternatives for the golf operations, occurring during the quarter which required an assessment of the carrying value of the golf operating assets.

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

On June 13, 2018, the variable rate B-Note (the “B-Note”) held by the Company and secured by real estate located in Sarasota, Florida, matured and was repaid by the borrower. The Company purchased the B-Note in May 2014. The proceeds of approximately $9.0 million were used to pay down the Company’s Credit Facility.

On August 10, 2018, the $3.0 million fixed rate first mortgage loan held by the Company and secured by real estate located in Daytona Beach Shores, Florida, matured and was repaid by the borrower.

As of September 30, 2018, the Company had no commercial loan investments.

Agriculture and Other Income. Effectively all of our agriculture and other income consists of revenues generated by our agricultural operations. The Company’s agricultural lands encompass approximately 4,500 acres on the west side of Daytona Beach, Florida. Our agricultural operations are managed by a third-party and consist of leasing land for hay production and timber harvesting.

SUMMARY OF OPERATING RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017

REVENUE

Total revenue for the three months ended September 30, 2018 is presented in the following summary and indicates the changes as compared to three months ended September 30, 2017:

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period	Vs. Same Period
	9/30/2018	in 2017	in 2017
Operating Segment	($000's)	($000's)	(%)
Income Properties	$9,360	$1,432	18%
Interest Income from Commercial Loan Investments	41	(597)	-94%
Real Estate Operations	8,013	5,087	174%
Golf Operations	1,015	218	27%
Agriculture & Other Income	—	(91)	-100%
Total Revenue	$18,429	$6,049	49%

The increase in total revenue was primarily the result of the increases in both Real Estate Operations Revenue and Income Property Operations Revenue, the detailed elements of which are outlined in the following tables, respectively:

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period
	9/30/2018	in 2017
Real Estate Operations Revenue	($000's)	($000's)
Land Sales Revenue	$6,971	$6,971
Revenue from Reimbursement of Infrastructure Costs	—	—
Impact Fee and Mitigation Credit Sales	665	117
Subsurface Revenue	377	(1,997)
Fill Dirt and Other Revenue	—	(4)
Total Real Estate Operations Revenue	$8,013	$5,087

	Revenue for the	Increase (Decrease)
	Quarter Ended	Vs. Same Period
	9/30/2018	in 2017
Income Property Operations Revenue	($000's)	($000's)
Revenue from Recent Acquisitions	$1,931	$1,130
Revenue from Recent Dispositions	—	(311)
Revenue from The Grove at Winter Park and Beachfront Restaurants	511	364
Revenue from Remaining Portfolio	6,318	201
Accretion of Above Market/Below Market Intangibles	600	48
Total Income Property Operations Revenue	$9,360	$1,432

Total revenue for the quarter ended September 30, 2018 was also impacted by a decrease of approximately $597,000 in the revenue generated by our commercial loan investments, primarily as a result of the sale of our two mezzanine loans in October 2017 and the repayment at maturity of the remaining two loans in the portfolio in the second and third quarter of 2018.

NET INCOME

Net income and basic net income per share for the quarter ended September 30, 2018, compared to the same period in 2017, was as follows:

			Increase (Decrease)
	Quarter Ended	Quarter Ended	Vs. Same Period	Vs. Same Period
	9/30/2018	9/30/2017	in 2017	in 2017
Net Income	$296,172	$966,900	$(670,728)	-69%
Basic Earnings Per Share	$0.05	$0.18	$(0.13)	-72%

The above results for the third quarter of 2018, compared to the same period in 2017, reflected the following significant operating elements in addition to the impacts from the changes in revenues described above:

•

An increase in total direct cost of revenues of approximately $5.3 million primarily relating to the increased direct cost of revenues in the real estate operations segment of approximately $5.1 million which reflects the higher level of land sales in the third quarter of 2018 compared to the same period in 2017; the third quarter of 2018 land sales included one transaction where the parcel sold had a higher cost basis than is typical for the Company as this parcel was repurchased from a prior buyer of the land nearly 10 years ago;

•

The impairment charge on golf operations during the third quarter of 2018 of approximately $1.1 million, or $0.15 per share, after tax, based on the Company’s estimated fair market value of the property of approximately $3.1 million;

•	An increase in depreciation and amortization of approximately $0.7 million resulting from the growth in our income property portfolio; and
•	Increased interest expense of approximately $0.3 million resulting from increased borrowings on our credit facility.

In addition, net income was impacted by a decrease in general and administrative expenses of approximately $0.1 million which is summarized as follows:

	G&A Expense	Increase (Decrease)
	Quarter Ended	Vs. Same Period
	9/30/2018	in 2017
General and Administrative Expenses	($000's)	($000's)
Recurring General and Administrative Expenses	$1,547	$(29)
Non-Cash Stock Compensation	386	(13)
Shareholder and Proxy Matter Legal and Related Costs	(5)	(25)
Total General and Administrative Expenses	$1,928	$(67)

INCOME PROPERTIES

Total revenue and operating income from our income property operations totaled approximately $9.4 million and $7.6 million, respectively, during the quarter ended September 30, 2018, compared to total revenue and operating income of approximately $7.9 million and $6.2 million, respectively, for the quarter ended September 30, 2017. The direct costs of revenues for our income property operations totaled approximately $1.8 million and $1.7 million for the quarters ended September 30, 2018 and 2017, respectively. The increase in revenues of approximately $1.4 million, or 18%, during the quarter ended September 30, 2018, reflects our expanded portfolio of income properties including increases of approximately $1.1 million due to recent acquisitions, and an increase of approximately $364,000 in revenue generated by the lease-up of our multi-tenant property, The Grove at Winter Park in Winter Park, Florida, and the rent recognized from our two self-developed single-tenant beachfront restaurant properties that opened in January 2018, offset by the decrease of approximately $311,000 related to the recent Self-Developed Properties Sale. Revenue from our income properties during the quarters ended September 30, 2018 and 2017 also includes approximately $600,000 and $552,000, respectively, in revenue from the accretion of the below-market lease intangible, of which a significant portion is attributable to the property located in Raleigh, North Carolina, leased to Wells Fargo. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $58,000 in our direct costs of revenues which was primarily comprised of approximately $94,000 in increased operating expenses related to our recent acquisitions and increased costs associated with The Grove at Winter Park in Winter Park, Florida, and the two single-tenant beachfront restaurant properties, offset by the reduction in operating expenses related to the recent Self-Developed Properties Sale.

REAL ESTATE OPERATIONS

During the quarter ended September 30, 2018, operating income from real estate operations was approximately $2.4 million on revenues totaling approximately $8.0 million. During the quarter ended September 30, 2017, operating income was approximately $2.5 million on revenues totaling approximately $2.9 million. The increase in revenue of approximately $5.1 million is primarily attributable to the increase in the gross sales price from land sales transactions of approximately $7.0 million, offset by the approximately $2.1 million received in the third quarter of 2017 from the Osceola Subsurface Sale. The increase in direct costs of revenues of approximately $5.1 million is primarily the result of the cost basis and transaction costs related to the third quarter of 2018 land sales which totaled approximately $5.2 million, with no land sales in the third quarter of 2017. The minimal change in operating income quarter-over-quarter is primarily the result of the third quarter of 2018 land sales consisting of higher basis land parcels while the Osceola Subsurface sale in the third quarter of 2017 had effectively no related cost basis.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $1.0 million and $797,000 for the three months ended September 30, 2018 and 2017, respectively. The total direct cost of golf operations revenues totaled approximately $1.4 million and $1.3 million for the three months ended September 30, 2018 and 2017, respectively. The Company’s golf operations had a net operating loss of approximately $374,000 and approximately $475,000 during the three months ended September 30, 2018 and 2017, respectively. The third quarter of 2017 results were negatively impacted due to the closure of one of the two 18-hole golf courses for the entire quarter for the renovation of the greens. The third quarter of 2018 results were negatively impacted by personnel turnover and a significantly higher level of rainfall during the early part of the quarter versus the same period in 2017.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $41,000 and $638,000 during the three months ended September 30, 2018 and 2017, respectively. The decrease is primarily attributable to the sale of the Company’s two mezzanine loans in October 2017. With the payoff of the approximately $9.0 million B-Note at its maturity in June 2018 and the payoff of the $3.0 million fixed rate first mortgage loan at its maturity in August 2018, interest income is expected to continue to decrease in future quarters as the Company holds no commercial loan investments as of September 30, 2018.

AGRICULTURE AND OTHER INCOME

There was no revenue from agriculture and other income for the three months ended September 30, 2018. For the three months ended September 30, 2017, revenues from agriculture and other income totaled approximately $91,000 which was primarily comprised of a timber harvesting contract that generated approximately $80,000 of revenue in the third quarter of 2017. For the three months ended September 30, 2018 and 2017, the direct cost of revenues totaled approximately $5,000 and $19,000, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled approximately $1.9 million and $2.0 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of approximately $0.1 million. The decrease is primarily related to decreases in third-party advising costs.

GAINS ON DISPOSITION OF ASSETS AND IMPAIRMENT CHARGES

There were no gains on dispositions of assets during the three months ended September 30, 2018 or 2017.

During the quarter ended September 30, 2018, the Company wrote down the value of the golf operation assets, which resulted in a corresponding impairment charge of approximately $1.1 million, or $0.15 per share, after tax. The write-down of the golf operation assets to approximately $3.1 million and the related $1.1 million impairment charge were the result of the Company’s assessment of certain triggering events, including activities related to a review of strategic alternatives for the golf operations, occurring during the quarter which required an assessment of the carrying value of the golf operating assets.

There were no impairment charges during the three months ended September 30, 2017.

INTEREST EXPENSE

Interest expense totaled approximately $2.3 million and $2.1 million for the three months ended September 30, 2018 and 2017, respectively. The increase of approximately $272,000 is primarily the result of increased borrowings on the Company’s credit facility for recent investment activity and acquisitions.

SUMMARY OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO SEPTEMBER 30, 2017

REVENUE

Total revenue for the nine months ended September 30, 2018 is presented in the following summary and indicates the changes as compared to nine months ended September 30, 2017:

	Revenue for	Increase (Decrease)
	Nine Months Ended	Vs. Same Period	Vs. Same Period
	9/30/2018	in 2017	in 2017
Operating Segment	($000's)	($000's)	(%)
Income Properties	$28,347	$5,781	26%
Interest Income from Commercial Loan Investments	616	(1,111)	-64%
Real Estate Operations	24,476	(21,182)	-46%
Golf Operations	3,652	(4)	0%
Agriculture & Other Income	22	(302)	-93%
Total Revenue	$57,113	$(16,818)	-23%

The decrease in total revenue was primarily the result of the decrease in Real Estate Operations Revenue which was partially offset by the increase in Income Property Operations Revenue, the detailed elements of which are outlined in the following tables, respectively:

	Revenue for	Increase (Decrease)
	Nine Months Ended	Vs. Same Period
	9/30/2018	in 2017
Real Estate Operations Revenue	($000's)	($000's)
Land Sales Revenue	$21,821	$(17,743)
Revenue from Reimbursement of Infrastructure Costs	—	(1,276)
Impact Fee and Mitigation Credit Sales	1,251	(736)
Subsurface Revenue	1,403	(1,424)
Fill Dirt and Other Revenue	1	(3)
Total Real Estate Operations Revenue	$24,476	$(21,182)

	Revenue for	Increase (Decrease)
	Nine Months Ended	Vs. Same Period
	9/30/2018	in 2017
Income Property Operations Revenue	($000's)	($000's)
Revenue from Recent Acquisitions	$6,100	$4,682
Revenue from Recent Dispositions	350	(610)
Revenue from The Grove at Winter Park and Beachfront Restaurants	1,342	1,058
Revenue from Remaining Portfolio	18,776	505
Accretion of Above Market/Below Market Intangibles	1,779	146
Total Income Property Operations Revenue	$28,347	$5,781

Total revenue for the nine months ended September 30, 2018 was also impacted by a decrease of approximately $1.1 million in the revenue generated by our commercial loan investments, primarily as a result of the sale of our two mezzanine loans in October 2017 and the repayment at maturity of the remaining two loans in the portfolio in the second and third quarter of 2018.

NET INCOME

Net income and basic net income per share for the nine months ended September 30, 2018 and 2017, compared to the same period in 2017, was as follows:

			Increase (Decrease)
	Nine Months Ended	Nine Months Ended	Vs. Same Period	Vs. Same Period
	9/30/2018	9/30/2017	in 2017	in 2017
Net Income	$25,371,379	$17,392,200	$7,979,179	46%
Basic Earnings Per Share	$4.60	$3.13	$1.47	47%

The above results for the nine months ended September 30, 2018, compared to the same period in 2017, reflected the following significant operating elements in addition to the impact of the changes in revenues as described above:

•

A decrease in direct cost of revenues of approximately $6.5 million primarily reflecting the impact of the larger level of land sales during the nine months ended September 30, 2017, for a decrease of approximately $7.4 million in the direct cost of revenues of real estate operations, partially offset by an increase of approximately $0.9 million in the operating costs of the income property operations segment reflecting the larger income property portfolio;

•

The impairment charge on golf operations during the third quarter of 2018 of approximately $1.1 million, or $0.15 per share, after tax, based on the Company’s estimated fair market value of the property of approximately $3.1 million;

•

The approximately $22.0 million gain on disposition of assets recognized during the nine months ended September 30, 2018, consisting of the approximately $18.4 million gain on the Mitigation Bank transaction, comprised of (i) the gain on the sale of the 70% interest for proceeds of $15.3 million and (ii) the gain on the 30% retained interest, and the approximately $3.7 million gain on the Self-Developed Properties Sale, with no such gain on disposition of assets recognized during the same period in 2017;

•

Income of approximately $2.2 million recognized in the first quarter of 2017 in connection with the Company’s purchase from the City of the fee interest in the 690 acres comprising the golf courses at LPGA International, which purchase resulted in the termination of the land lease affiliated with the golf operations and triggered an elimination of the previously recognized straight-line rent under the land lease;

•	Increased interest expense of approximately $1.2 million resulting from increased borrowings on our credit facility; and
•	An increase in depreciation and amortization of approximately $2.5 million resulting from the growth in our income property portfolio.

In addition, net income was impacted by a decrease in general and administrative expenses of approximately $0.8 million which is summarized as follows:

	G&A Expense	Increase (Decrease)
	Nine Months Ended	Vs. Same Period
	9/30/2018	in 2017
General and Administrative Expenses	($000's)	($000's)
Recurring General and Administrative Expenses	$4,959	$(438)
Non-Cash Stock Compensation	1,283	141
Shareholder and Proxy Matter Legal and Related Costs	939	(465)
Total General and Administrative Expenses	$7,181	$(762)

INCOME PROPERTIES

Revenues and operating income from our income property operations totaled approximately $28.3 million and $22.7 million, respectively, during the nine months ended September 30, 2018, compared to total revenue and operating income of approximately $22.6 million and $17.8 million, respectively, for the nine months ended September 30, 2017. The direct costs of revenues for our income property operations totaled approximately $5.7 million and $4.8 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in revenues of approximately $5.8 million, or 26%, during the nine months ended September 30, 2018, reflects our expanded portfolio of income properties including increases of approximately $4.7 million due to recent acquisitions, and an increase of approximately $1.1 million in revenue generated by the lease-up of our multi-tenant property, The Grove at Winter Park in Winter Park, Florida, and the rent from our two self-developed single-tenant beachfront restaurant properties that opened in January 2018, offset by the decrease of approximately $610,000 related to the recent Self-Developed Properties Sale. Revenue from our income properties during the nine months ended September 30, 2018 and 2017 also includes approximately $1.8 million and $1.6 million, respectively, in revenue from the accretion of the below-market lease intangible, of which a significant portion is attributable to the property located in Raleigh, North Carolina, leased to Wells Fargo. Our increased operating income from our income property operations reflects increased rent revenues offset by an increase of approximately $921,000 in our direct costs of revenues which was primarily comprised of approximately $792,000 in increased operating expenses related to our recent acquisitions and increased costs associated with The Grove at Winter Park in Winter Park, Florida, and the two single-tenant beachfront restaurant properties, offset by the reduction in operating expenses related to the recent Self-Developed Properties Sale.

REAL ESTATE OPERATIONS

During the nine months ended September 30, 2018, operating income from real estate operations was approximately $16.5 million on revenues totaling approximately $24.5 million. During the nine months ended September 30, 2017, operating income was approximately $30.2 million on revenues totaling approximately $45.7 million. The decreases in revenue of approximately $21.2 million and operating income of approximately $13.8 million is primarily attributable to the decrease in the gross sales price from land sales transactions of approximately $17.7 million. The decrease of approximately $7.4 million in direct costs of real estate operations is also primarily the result of the decreased level of land sales as the nine months ended 2018 and 2017 both contain certain land sales consisting of higher basis land parcels.

GOLF OPERATIONS

Revenues from golf operations totaled approximately $3.7 million for both the nine months ended September 30, 2018 and 2017. The total direct cost of golf operations revenues totaled approximately $4.3 million and $4.2 million for the nine months ended September 30, 2018 and 2017, respectively. The Company’s golf operations had a net operating loss of approximately $643,000 and approximately $517,000 during the nine months ended September 30, 2018 and 2017, respectively, an increase in the operating loss of approximately $126,000.

INTEREST INCOME FROM COMMERCIAL LOAN INVESTMENTS

Interest income from our commercial loan investments totaled approximately $616,000 and $1.7 million during the nine months ended September 30, 2018 and 2017, respectively. The decrease is primarily attributable to the sale of the Company’s two mezzanine loans in October 2017. With the payoff of the approximately $9.0 million B-Note at its maturity in June 2018 and the payoff of the $3.0 million fixed rate first mortgage loan at its maturity in August 2018, interest income is expected to continue to decrease in future quarters as the Company holds no commercial loan investments as of September 30, 2018.

AGRICULTURE AND OTHER INCOME

For the nine months ended September 30, 2018 and 2017, revenues from agriculture and other income totaled approximately $22,000 and $324,000, respectively, with the decrease due to a timber harvesting contract that generated approximately $290,000 of revenue during the nine months ended September 30, 2017, with none in the nine months ended September 30, 2018. For the nine months ended September 30, 2018 and 2017, the direct cost of revenues totaled approximately $16,000 and $90,000, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses totaled approximately $7.2 million and $7.9 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of approximately $0.8 million. The decrease is primarily related to decreases in general third-party advisory costs as well as reduced costs incurred quarter-over-quarter with respect to shareholder matters, including the proxy contests, in both 2017 and 2018.

GAINS ON DISPOSITION OF ASSETS AND IMPAIRMENT CHARGES

No income properties were disposed of during the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, the Company completed the sale of a 70% interest in the Mitigation Bank that holds approximately 2,492 acres of land for proceeds of $15.3 million. The gain on the sale totaled approximately $18.4 million and is comprised of the gain on the sale of the 70% interest for proceeds of $15.3 million as well as the gain on the 30% interest retained.

Four income properties were disposed of during the nine months ended September 30, 2018. On March 26, 2018, the Company sold its four self-developed, multi-tenant office properties located in Daytona Beach, Florida, for approximately $11.4 million (the “Self-Developed Properties Sale”). The sale included the 22,012 square-foot Concierge office building, the 30,720 square-foot Mason Commerce Center comprised of two office buildings, and the 15,360 square-foot Williamson Business Park office building. The gain on the sale totaled approximately $3.7 million, or approximately $0.49 per share, after tax. The Company utilized the proceeds to fund a portion of the previously acquired income property located near Portland, Oregon, leased to Wells Fargo, through a reverse 1031 like-kind exchange structure.

During the quarter ended September 30, 2018, the Company wrote down the value of the golf operation assets, which resulted in a corresponding impairment charge of approximately $1.1 million, or $0.15 per share, after tax. The write-down of the golf operation assets to approximately $3.1 million and the related $1.1 million impairment charge were the result of the Company’s assessment of certain triggering events, including activities related to a review of strategic alternatives for the golf operations, occurring during the quarter which required an assessment of the carrying value of the golf operating assets.

There were no impairment charges during the nine months ended September 30, 2017.

INTEREST EXPENSE

Interest expense totaled approximately $7.4 million and $6.3 million for the nine months ended September 30, 2018 and 2017, respectively. The increase of approximately $1.2 million is primarily the result of increased borrowings on the Company’s credit facility for recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents totaled approximately $5.3 million at September 30, 2018, excluding restricted cash. Restricted cash totaled approximately $8.5 million at September 30, 2018, of which approximately $1.2 million is being held in three separate escrow accounts related to three separate land transactions which closed in December 2013, February 2017, and March 2018; approximately $6.5 million is being held in two separate escrow accounts to be reinvested through the like-kind exchange structure into other income properties; approximately $197,000 is being held in a capital replacement reserve account in connection with our financing of six income properties with Wells Fargo Bank, NA (“Wells Fargo”); and approximately $620,000 is being held in a leasing reserve in connection with our acquisition of the property in Aspen, Colorado, in February 2018.

Our total cash balance at September 30, 2018, reflected cash flows provided by our operating activities totaling approximately $22.6 million during the nine months ended September 30, 2018, compared to the prior year’s cash flows provided by operating activities totaling approximately $49.1 million in the same period in 2017, a decrease of approximately $26.5 million. The decrease is primarily the result of the classification of the gains recognized on our Self-Developed Properties Sale and the Mitigation Bank transaction into cash flows from investing activities with no similar transactions occurring in 2017, offset by the decrease in proceeds received from our land sales period-over-period of approximately $17.9 million in gross sales price and the related impact on the land asset balance related to the land sales.

Our cash flows from investing activities totaled approximately $3.1 million for the nine months ended September 30, 2018, while cash flows used in investing activities totaled approximately $52.6 million for the nine months ended September 30, 2017, an increase of approximately $55.7 million. The increase primarily relates to cash outflows used for income property acquisitions that were approximately $20.3 million more during the nine months ended September 30, 2017. Offsetting the impact of the use of funds for acquisitions in 2018 compared to the same period in 2017 were proceeds the Company received of approximately $11.1 million from the Self-Developed Properties Sale, $15.3 million from the sale of a 70% interest in the Mitigation Bank, and approximately $12.0 million from the payoffs of the commercial loan investment B-Note and fixed-rate first mortgage loan.

Our cash flows used in financing activities totaled approximately $24.9 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of approximately $23.8 million. The increase in cash used in financing activities is primarily related to net payments on long-term debt of approximately $19.5 million during the nine months ended September 30, 2018, versus net borrowings on long-term debt totaling approximately $6.7 million, for a total increase in cash used related to our long-term debt of approximately $26.2 million. This was partially offset by approximately $3.2 million of increased stock buybacks during the nine months ended September 30, 2017, compared to the same period in 2018.

Our long-term debt balance, at face value, totaled approximately $180.5 million at September 30, 2018, representing a decrease of approximately $19.5 million from the face value balance of approximately $200.0 million at December 31, 2017. The decrease was primarily due to the approximately $19.3 million in net repayments on our revolving credit facility.

As of September 30, 2018, the Company’s outstanding indebtedness, at face value, was as follows:

	Face	Maturity	Interest
	Value Debt	Date	Rate
Credit Facility	$50,745,579	September 2021	30‑day LIBOR plus 1.50% -2.20%
Mortgage Note Payable (originated with Wells Fargo) (1)	30,000,000	October 2034	4.330%
Mortgage Note Payable (originated with Wells Fargo) (2)	24,723,948	April 2021	30‑day LIBOR plus 1.90%
4.50% Convertible Senior Notes due 2020, net of discount	75,000,000	March 2020	4.500%
Total Long-Term Face Value Debt	$180,469,527

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

Credit Facility. The Company’s revolving credit facility (the “Credit Facility”), with Bank of Montreal (“BMO”) serving as the administrative agent for the lenders thereunder, is unsecured with regard to our income property portfolio but is guaranteed by certain wholly-owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Wells Fargo and Branch Banking & Trust Company. On September 7, 2017, the Company executed the second amendment and restatement of the Credit Facility (the “2017 Amended Credit Facility”). Pursuant to the 2017 Amended Credit Facility, the Credit Facility matures on September 7, 2021, with the ability to extend the term for 1 year.

On May 14, 2018, the Company executed the first amendment to the 2017 Amended Credit Facility (the “2018 Revolver Amendment”). As a result of the 2018 Revolver Amendment, the Credit Facility has a total borrowing capacity of $150.0 million with the ability to increase that capacity up to $250.0 million during the term, subject to lender approval.

The Credit Facility provides the lenders with a secured interest in the equity of the Company subsidiaries that own the properties included in the borrowing base. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 150 basis points to the 30-day LIBOR plus 220 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the 2017 Amended Credit Facility, as amended by the 2018 Revolver Amendment. The Credit Facility also accrues a fee of 15 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity.

At September 30, 2018, the current commitment level under the Credit Facility was $150.0 million. The available borrowing capacity under the Credit Facility was approximately $99.0 million, based on the level of borrowing base assets. As of September 30, 2018, the Credit Facility had a $50.7 million balance outstanding.

In connection with the October 2018 Acquisitions (as defined in Part I, Note 21, “Subsequent Events”), the Company utilized approximately $70.0 million from the Credit Facility to fund the acquisitions. As a result of the $70.0 million draw, as of October 26, 2018, the Credit Facility had an outstanding balance of approximately $120.7 million and available borrowing capacity of approximately $29.0 million, based on the level of borrowing base assets and current commitment level of $150.0 million.

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

Convertible Debt. The Company’s $75.0 million aggregate principal amount of 4.50% Convertible Notes will mature on March 15, 2020, unless earlier purchased or converted. The initial conversion rate was 14.5136 shares of common stock for each $1,000 principal amount of Convertible Notes, which represented an initial conversion price of approximately $68.90 per share of common stock. Since July of 2016, when the Company’s Board of Directors implemented a quarterly dividend in place of the previous semi-annual dividend, the conversion rate has been adjusted with each successive quarterly dividend and is currently, after the third quarter 2018 dividend, equal to 14.5701 shares of common stock for each $1,000 principal amount of Convertible Notes, which represents an adjusted conversion price of approximately $68.58 per share of common stock.

The conversion rate is subject to adjustment in certain circumstances. Holders may not surrender their Convertible Notes for conversion prior to December 15, 2019, except upon the occurrence of certain conditions relating to the closing sale price of the Company’s common stock, the trading price per $1,000 principal amount of Convertible Notes, or specified corporate events including a change in control of the Company. The Company may not redeem the Convertible Notes prior to the stated maturity date and no sinking fund is provided for the Convertible Notes. The Convertible Notes are convertible, at the election of the Company, into solely cash, solely shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the Convertible Notes in cash upon conversion, with any excess conversion value to be settled in shares of our common stock. In accordance with GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The discount on the Convertible Notes was approximately $6.1 million at issuance, which represents the cash discount paid of approximately $2.6 million and the approximate $3.5 million attributable to the value of the conversion option recorded in equity, which is being amortized into interest expense through the maturity date of the Convertible Notes. As of September 30, 2018, the unamortized debt discount of our Convertible Notes was approximately $2.0 million.

The Company was in compliance with all of its debt covenants as of September 30, 2018 and December 31, 2017.

Acquisitions and Investments. During the nine months ended September 30, 2018, the Company acquired one single-tenant income property for a purchase price of $28.0 million, or an acquisition cost of approximately $29.0 million including capitalized acquisition costs. The property acquired during the nine months ended September 30, 2018 is described below:

Tenant Description	Tenant Type	Property Location	Date of Acquisition	Property Square-Feet	Property Acres	Purchase Price	Percentage Leased	Remaining Lease Term (in years)
Master Tenant for Commercial Building	Single-Tenant	Aspen, Colorado	02/21/18	19,596	0.18	$28,000,000	100%	20.0

In conjunction with the acquisition of the property in Aspen, Colorado, the master tenant contributed approximately $1.5 million of the purchase price, resulting in a net investment by the Company of approximately $26.5 million. The $1.5 million purchase price contribution is reflected as deferred revenue and will be accreted into income property rental revenue over the term of the lease.

As more fully described in Part I, Note 21, “Subsequent Events,” subsequent to September 30, 2018, the Company acquired nine additional single-tenant income properties for an aggregate purchase price of approximately $76.3 million (the “October Acquisitions”) which were funded utilizing available capacity under our Credit Facility. Including the October Acquisitions, the Company’s cumulative acquisitions of income-producing assets through October 26, 2018 is approximately $102.8 million, which exceeds the mid-point of the full year 2018 guidance of $100.0 million. We may make additional investments in income-producing properties during the remainder of 2018 of up to $20 million. We currently do not expect to make investments in commercial loans secured by commercial real estate during the remainder of 2018. We expect to fund additional acquisitions utilizing available capacity under our credit facility, cash from operations, proceeds from land sales transactions, possibly the proceeds from the dispositions of income properties, and potentially the proceeds from the sale of all or a portion of our Subsurface Interests, each of which we expect will qualify under the like-kind exchange deferred-tax structure, and additional financing sources.

Dispositions. Four income properties were disposed of during the nine months ended September 30, 2018. On March 26, 2018, the Company completed the Self-Developed Properties Sale for approximately $11.4 million. The sale included the 22,012 square-foot Concierge office building, the 30,720 square-foot Mason Commerce Center comprised of two office buildings, and the 15,360 square-foot Williamson Business Park office building. The gain on the sale totaled approximately $3.7 million, or approximately $0.49 per share, after tax. The Company utilized the proceeds to fund a portion of the previously acquired income property located near Portland, Oregon, leased to Wells Fargo, through a reverse 1031 like-kind exchange structure. As part of the transaction, the Company entered into a lease of its approximately 7,600 square-foot office space in Williamson Business Park for approximately 5 years at a market rental rate.

Capital Expenditures. In conjunction with the Company’s sale of approximately 3.4 acres of land to RaceTrac in December 2013, the Company agreed to reimburse RaceTrac for a portion of the costs for road improvements and the other costs associated with bringing multiple ingress/egress points to the entire 23-acre Williamson Crossing site, including the Company’s remaining 19.6 acres. The total cost for the improvements was approximately $1.26 million and the Company has committed to reimburse RaceTrac in an amount equal to $976,500. In 2013, the Company deposited $283,500 of cash in escrow related to the improvements, which was previously classified as restricted cash in the consolidated balance sheets. In the second quarter of 2018, the Company received confirmation that the required improvements were completed by RaceTrac. Accordingly, $283,500 was paid to RaceTrac leaving no remaining escrow balance as of September 30, 2018. During the three months ended September 30, 2018, the remaining commitment of approximately $693,000 was paid to RaceTrac from the proceeds of the sale of the remaining Williamson Crossing land. There is no remaining commitment as of September 30, 2018.

In conjunction with the Company’s sale of approximately 18.1 acres of land to an affiliate of Sam’s Club (“Sam’s”) in December of 2015, the Company agreed to reimburse Sam’s for a portion of their construction costs applicable to adjacent outparcels retained by the Company. As a result, in December 2015, the Company deposited $125,000 of cash in escrow related to construction work which is classified as restricted cash in the consolidated balance sheets. The total amount in escrow as of September 30, 2018, was approximately $125,000, including accrued interest. Accordingly, the

Company’s maximum commitment related to the construction work benefitting the outparcels adjacent to Sam’s land parcel is approximately $125,000, to be paid from escrow upon completion.

During August of 2018, the Company executed a contract with a third party to complete tenant improvements at The Grove at Winter Park property in Winter Park, Florida, for a total of approximately $430,000. The Company has incurred approximately $102,000 of these costs as of September 30, 2018, leaving a remaining commitment of approximately $328,000.

During September of 2018, the Company executed a contract with a third party to complete parking lot paving and improvements at the Company’s property in Raleigh, North Carolina, leased to Wells Fargo for a total of approximately $329,000. The Company has incurred approximately $89,000 of these costs as of September 30, 2018, leaving a remaining commitment of approximately $240,000.

In connection with the Golf Course Land Purchase, each year the Company is obligated to pay the Per-Round Surcharge with an annual minimum Per-Round Surcharge of $70,000 and a maximum aggregate of Per-Round Surcharges of $700,000. The maximum amount of $700,000 represents contingent consideration and was recorded as an increase in Golf Buildings, Improvements, and Equipment and Accrued and Other Liabilities in the accompany consolidated balance sheets during the year ended December 31, 2017. The first annual payment of $70,000 was made in January of 2018, leaving a remaining commitment of $630,000 as of September 30, 2018.

As of September 30, 2018, we have no other contractual requirements to make capital expenditures.

In connection with a certain land sale contract to which the Company is a party, the purchaser’s pursuit of customary development entitlements gave rise to an inquiry by federal regulatory agencies regarding prior agricultural activities by the Company on such land. During the second quarter of 2015, we received a written information request regarding such activities. We submitted a written response to the information request along with supporting documentation. During the fourth quarter of 2015, based on discussions with the agency, a penalty related to this matter was deemed probable, and accordingly the estimated penalty of $187,500 was accrued as of December 31, 2015, for which payment was made during the quarter ended September 30, 2016. Also during the fourth quarter of 2015, the agency advised the Company that the resolution to the inquiry would likely require the Company to incur costs associated with wetlands restoration relating to approximately 148.4 acres of the Company’s land. At December 31, 2015, the Company’s third-party environmental engineers estimated the cost for such restoration activities to range from approximately $1.7 million to approximately $1.9 million. Accordingly, as of December 31, 2015, the Company accrued an obligation of approximately $1.7 million, representing the low end of the estimated range of possible restoration costs, and included such estimated costs on the consolidated balance sheets as an increase in the basis of our land and development costs associated with those and benefitting surrounding acres. As of September 30, 2016, the final proposal from the Company’s third-party environmental engineer was received reflecting a total cost of approximately $2.0 million. Accordingly, an increase in the accrual of approximately $300,000 was made during the second quarter of 2016. The Company has funded approximately $1.6 million of the total $2.0 million of estimated costs through September 30, 2018. The Company believes there is at least a reasonable possibility that the estimated remaining liability of approximately $453,000 could change within one year of the date of the consolidated financial statements, which in turn could have a material impact on the Company’s consolidated balance sheets and future cash flows. The Company evaluates its estimates on an ongoing basis; however, actual results may differ from those estimates.

During the first quarter of 2017, the Company completed the sale of approximately 1,581 acres of land to Minto Communities LLC which acreage represents a portion of the Company’s remaining $708,000 obligation. Accordingly, the Company deposited $423,000 of cash in escrow to secure performance on the obligation. The funds in escrow can be drawn upon completion of certain milestones including completion of restoration and annual required monitoring. The first such milestone was achieved during the fourth quarter of 2017 and $189,500 of the escrow was refunded leaving an escrow balance of approximately $234,000 as of September 30, 2018. Additionally, resolution of the regulatory matter required the Company to apply for an additional permit pertaining to an additional approximately 54.66 acres, which permit may require mitigation activities which the Company anticipates could be satisfied through the utilization of existing mitigation credits owned by the Company or the acquisition of mitigation credits. Resolution of this matter allowed the Company to obtain certain permits from the applicable federal or state regulatory agencies needed in connection with the closing of the land sale contract that gave rise to this matter. As of September 30, 2017, the Company determined that approximately 36 mitigation credits were required to be utilized, which represents approximately $298,000 in cost basis of the Company’s mitigation credits. Accordingly, the Company transferred the mitigation credits through a charge to direct cost of revenues of real estate operations during the three months ended September 30, 2017, thereby resolving the required mitigation activities related to the approximately 54.66 acres. In addition, in connection with other land sale contracts to which the Company is or may become a party, the pursuit of customary development entitlements by the potential purchasers may require the Company to utilize or acquire mitigation credits for the purpose of obtaining certain permits from the applicable federal or state regulatory agencies. Any costs incurred in connection with utilizing or acquiring such credits would be incorporated into the basis of the land under contract. No amounts related to such potential future costs have been accrued as of September 30, 2018.

During the period from the fourth quarter of 2015 through the first quarter of 2016, the Company received communications from Wintergreen Advisers, LLC (“Wintergreen”), some of which have been filed publicly. In investigating Wintergreen’s allegations contained in certain of these communications, in pursuing the strategic alternatives process suggested by Wintergreen, and in engaging in a proxy contest in 2017, the Company incurred costs of approximately $3.0 million through December 31, 2017. Approximately $1.6 million of the approximately $3.0 million was incurred during the year ended December 31, 2017, of which approximately $1.2 million is specifically for legal representation and third-party costs related to the proxy contest. In addition to the costs incurred through December 31, 2017, during the nine months ended September 30, 2018, the Company incurred approximately $939,000, which includes legal representation and third-party costs arising from shareholder-related matters, including the proxy contest in 2018. None of Wintergreen’s allegations, which included allegations regarding inadequate disclosure and other wrong-doing by the Company and its directors and officers, were found to have any basis or merit.

We believe we will have sufficient liquidity to fund our operations, capital requirements, and debt service requirements over the next twelve months and into the foreseeable future, with our cash on hand, cash flow from our operations, cash from the completion of 1031 like-kind exchanges, and the available borrowing capacity of approximately $99.0 million under the Credit Facility, based on the level of borrowing base assets, as of September 30, 2018. In connection with the October 2018 Acquisitions (as defined in Part I, Note 21, “Subsequent Events”), the Company utilized approximately $70.0 million from the Credit Facility to fund the acquisitions. As a result of the $70.0 million draw, as of October 26, 2018, the Credit Facility had an outstanding balance of approximately $120.7 million and available borrowing capacity of approximately $29.0 million, based on the level of borrowing base assets and current commitment level of $150.0 million.

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

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2017. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the nine months ended September 30, 2018, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We are primarily exposed to interest rate risk relating to our own debt in connection with our credit facility, as this facility carries a variable rate of interest. Our borrowings on our $150.0 million revolving credit facility bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 150 basis points and 220 basis points based on our level of borrowing as a percentage of our total asset value. As of September 30, 2018, the outstanding balance on our credit facility was approximately $50.7 million. Due to the $70.0 million draw in October 2018 for the October 2018 Acquisitions, the outstanding balance on our credit facility was approximately $120.7 million as of October 26, 2018. A hypothetical change in the interest rate of 100 basis points (i.e., 1%) would affect our financial position, results of operations, and cash flows by approximately $1.2 million. The $24.7 million mortgage loan which closed on April 15, 2016, bears a variable rate of interest based on the 30-day LIBOR plus a rate of 190 basis points. The interest rate for this mortgage loan has been fixed through the use of an interest rate swap that fixed the rate at 3.17%. By virtue of fixing the variable rate, our exposure to changes in interest rates is minimal but for the impact on Other Comprehensive Income. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of September 30, 2018, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the nine months ended

September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of its business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

On November 21, 2011, the Company, Indigo Mallard Creek LLC and Indigo Development LLC, as owners of the property leased to Harris Teeter, Inc. (“Harris Teeter”) in Charlotte, North Carolina, were served with pleadings filed in the General Court of Justice, Superior Court Division for Mecklenburg County, North Carolina, for a highway condemnation action involving this property. The proposed road modifications would impact access to the property. The Company does not believe the road modifications provided a basis for Harris Teeter to terminate the Lease. Regardless, in January 2013, the North Carolina Department of Transportation (“NCDOT”) proposed to redesign the road modifications to keep the all access intersection open for ingress with no change to the planned limitation on egress to the right-in/right-out only. Additionally, NCDOT and the City of Charlotte proposed to build and maintain a new access road/point into the property. Construction has begun and is not expected to be completed until 2019. Harris Teeter has expressed satisfaction with the redesigned project and indicated that it will not attempt to terminate its lease if this project is built as currently redesigned. Because the redesigned project will not be completed until 2019, the condemnation case has been placed in administrative closure. As a result, the trial and mediation will not likely be scheduled until requested by the parties, most likely in 2019 or 2020.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and the additional factor discussed in Part II, “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2018. There have been no material changes to those risk factors. The risks described in the Annual Report on Form 10-K and the Quarterly Report on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the nine months ended September 30, 2018, which were not previously reported.

The following share repurchases were made during the nine months ended September 30, 2018:

	Total Number of Shares Purchas	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
1/1/2018 - 1/31/2018	—	$—	—	$5,387,591
2/1/2018 - 2/28/2018	—	—	—	5,387,591
3/1/2018 - 3/31/2018	—	—	—	5,387,591
4/1/2018 - 4/30/2018	—	—	—	5,387,591
5/1/2018 - 5/31/2018	—	—	—	5,387,591
6/1/2018 - 6/30/2018	36,804	59.57	36,804	3,195,147
7/1/2018 - 7/31/2018	17,795	60.02	17,795	9,237,883	(2)
8/1/2018 - 8/31/2018	1,100	61.90	1,100	9,169,793
9/1/2018 - 9/30/2018	10,504	61.73	10,504	8,521,417
Total	66,203	$60.07	66,203	$8,521,417

(1)In the first quarter of 2017, the Company announced a $10 million stock repurchase program (the $10 Million Repurchase Program”) under which approximately $4.6 million of the Company’s stock had been repurchased as of December 31, 2017.

(2)In July of 2018, the Company announced an increase of approximately $6.9 million to the buyback program, refreshing the total buyback program to an aggregate of $10 million. The current buyback program does not have an expiration date.

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

CONSOLIDATED-TOMOKA LAND CO.
(Registrant)

October 26, 2018	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

October 26, 2018	By:	/s/ Mark E. Patten
Mark E. Patten, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)